Form 10-K
period 2017-12-31
Valeant Pharmaceuticals International, Inc.
filed 2018-02-28
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-14956
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

BRITISH COLUMBIA, CANADA State or other jurisdiction of incorporation or organization	98-0448205 (I.R.S. Employer Identification No.)
2150 St. Elzéar Blvd. West Laval, Québec Canada, H7L 4A8 (Address of principal executive offices)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,331,597,000 based on the last reported sale price on the New York Stock Exchange on June 30, 2017.
The number of outstanding shares of the registrant’s common stock as of February 22, 2018 was 348,837,730.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2018 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2017.

TABLE OF CONTENTS

GENERAL INFORMATION

i

Basis of Presentation
General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries, taken together. In this Form 10-K, references to “$” or “USD” are to United States dollars, references to “€” are to Euros, and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2017.
Trademarks
The following words are some of the trademarks in our Company’s trademark portfolio and are the subject of either registration, or application for registration, in one or more of Canada, the United States of America (the “U.S.”) or certain other jurisdictions: ACANYA®, AERGEL®, AKREOS®, ALDARA®, ALREX®, ALTRENO™, AMMONUL®, AMYTAL®, ANTIGRIPPIN®, APLENZIN®, APRISO®, AQUALOX®, ARESTIN®, ARTELAC®, ATIVAN®, ATRALIN®, B&L®, B+L®, BAUSCH & LOMB®, BAUSCH + LOMB®, BAUSCH + LOMB ULTRA®, BEPREVE®, BESIVANCE®, BIOTRUE®, BIOVAIL®, BOSTON®, CARAC®, CARDIZEM®, CLEAR + BRILLIANT®, CLINDAGEL®, COLD-FX®, COMFORTMOIST®, CRYSTALENS®, CUPRIMINE®, DUOBRII™, EDECRIN®, ENVISTA®, GLUMETZA®, IPRIVASK®, ISTALOL®, JEMDEL™, JUBLIA®, LIPOSONIX®, LOTEMAX®, LUMIFY™, LUZU®, MEDICIS®, MEPHYTON®, MESTINON®, MIGRANAL®, MINOCIN®, MOISTURESEAL®, MYSOLINE®, OCUVITE®, ONEXTON®, OPTICALIGN™, PRESERVISION®, PROLENSA®, PUREVISION®, RELISTOR®, RENU®, RENU MULTIPLUS®, RETIN-A®, RETIN-A MICRO®, SCLERAFIL®, SECONAL®, SECONAL SODIUM®, SHOWER TO SHOWER®, SILIQ™, SOFLENS®, SOLODYN®, SOLTA MEDICAL®, STELLARIS®, STELLARIS ELITE™, STORZ®, SUBLINOX®, SYNERGETICS®, SYPRINE®, TARGRETIN®, TASMAR®, THERMAGE®, THERMAGE CPT®, TRASER™, TRULIGN®, UCERIS®, VALEANT®, VALEANT V & DESIGN®, VALEANT PHARMACEUTICALS & DESIGN®, VANOS®, VICTUS®, VIRAZOLE®, VITESSE™, VYZULTA™, XENAZINE®, ZEGERID®, ZELAPAR®, ZIANA®, and ZYLET®.
In addition to the trademarks previously noted, we have filed trademark applications and/or obtained trademark registrations for many of our other trademarks in the U.S., Canada and in other jurisdictions and have implemented, on an ongoing basis, a trademark protection program for new trademarks.
WELLBUTRIN®, WELLBUTRIN XL® and ZOVIRAX® are trademarks of GlaxoSmithKline LLC and are used by us under license. ELIDEL® and XERESE® are registered trademarks of Meda Pharma SARL and are used by us under license. EMERADE® is a registered trademark of Medeca Pharma AB and is used by us under license. DEFLUX® and SOLESTA® are registered trademarks of Nestlé Skin Health S.A. and are used by us under license. ISUPREL® and NITROPRESS® are registered trademarks of Hospira, Inc. and are used by us under license. XIFAXAN® is a registered trademark of Alfa Wasserman S.P.A. and is used by us under license. PEPCID® is a brand of McNeil Consumer Pharmaceuticals and is used by us under license. MOVIPREP® and PLENVU® are registered trademarks of Velinor AG and are used by us under license. LOCOID® is a registered trademark of Leo Pharma A/S and is used by us under license.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, forecasts and changes thereto, product pipeline, prospective products or product approvals, product development and distribution plans, future performance or results of current and anticipated products; anticipated revenues for our products, including the Significant Seven; anticipated compounding growth in our Ortho Dermatologics business; expected R&D and marketing spend; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; the impact of our distribution, fulfillment and other third party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Third Amended and Restated

Credit and Guaranty Agreement, as amended (the "Credit Agreement") and indentures; and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing”, “increase”, or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-K that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts, the U.S. Attorney's Office for the Southern District of New York and the State of North Carolina Department of Justice, the pending investigations by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, the request for documents and information received by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), the pending investigation by the California Department of Insurance, a number of pending putative securities class action litigations in the U.S. (including related opt-out actions) and Canada and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;

•
potential additional litigation and regulatory investigations (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity and reputational harm on our Company, products and business that may result from the ongoing public scrutiny of our distribution, marketing, pricing, disclosure and accounting practices and from our former relationship with Philidor, including any claims, proceedings, investigations and liabilities we may face as a result of any alleged wrongdoing by Philidor and/or its management and/or employees;

•
the current scrutiny of our business practices including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York, and the State of North Carolina Department of Justice) and any pricing controls or price adjustments that may be sought or imposed on our products as a result thereof;

•
pricing decisions that we have implemented, or may in the future elect to implement, whether as a result of recent scrutiny or otherwise, such as the decision of the Company to take no further price increases on our Nitropress® and Isuprel® products and to implement an enhanced rebate program for such products, our decision on the price of our Siliq™ product, the Patient Access and Pricing Committee’s commitment that the average annual price increase for our branded prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);

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

•	actions by the FDA or other regulatory authorities with respect to our products or facilities;

•
our substantial debt (and potential additional future indebtedness) and current and future debt service obligations, our ability to reduce our outstanding debt levels and the resulting impact on our financial condition, cash flows and results of operations;

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

•
any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2018 or beyond, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our Credit Agreement and/or indentures and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;

•
changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;

•
any additional divestitures of our assets or businesses and our ability to successfully complete any such divestitures on commercially reasonable terms and on a timely basis, or at all, and the impact of any such divestitures on our Company, including the reduction in the size or scope of our business or market share, loss of revenue, any loss on sale, including any resultant write-downs of goodwill, or any adverse tax consequences suffered as a result of any such divestitures;

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

•
the uncertainties associated with the acquisition and launch of new products, including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

•
our ability to retain, motivate and recruit executives and other key employees, including subsequent to retention payments being paid out and as a result of the reputational challenges we face and may continue to face;

•	our ability to implement effective succession planning for our executives and key employees;

•
factors impacting our ability to achieve anticipated compounding growth in our Ortho Dermatologics business, including approval of pending and pipeline products (and the timing of such approvals), expected geographic expansion, changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;

•
factors impacting our ability to achieve anticipated revenues for our Significant Seven products, including the approval of pending products in the Significant Seven (and the timing of such approvals), changes in anticipated marketing spend on such products and launch of competing products;

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

•
the extent to which our products are reimbursed by government authorities, pharmacy benefit managers ("PBMs") and other third party payors; the impact our distribution, pricing and other practices (including as it relates to our current relationship with Walgreen Co. ("Walgreens")) may have on the decisions of such government authorities, PBMs and other third party payors to reimburse our products; and the impact of obtaining or maintaining such reimbursement on the price and sales of our products;

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

•
the success of our fulfillment arrangements with Walgreens, including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, PBMs, third party payors and governmental agencies), the continued compliance of such arrangements with applicable laws, and our ability to successfully negotiate any improvements to our arrangements with Walgreens;

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

•
the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as other factors impacting the commercial success of our products, which could lead to material impairment charges;

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

•
compliance by the Company or our third party partners and service providers (over whom we may have limited influence), or the failure of our Company or these third parties to comply, with health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and business practices (including with respect to pricing), worldwide anti-bribery laws (including the U.S. Foreign Corrupt Practices Act and the Canadian Corruption of Foreign Public Officials Act), worldwide economic sanctions and/or export laws, worldwide environmental laws and regulation and privacy and security regulations;

•
the impacts of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Care Reform Act”) and potential amendment thereof and other legislative and regulatory health care reforms in the countries in which we operate, including with respect to recent government inquiries on pricing;

•
the impact of any changes in or reforms to the legislation, laws, rules, regulation and guidance that apply to the Company and its business and products or the enactment of any new or proposed legislation, laws, rules, regulations or guidance that will impact or apply to the Company or its businesses or products;

•
the impact of changes in federal laws and policy under consideration by the Trump administration and Congress, including the effect that such changes will have on fiscal and tax policies, the potential revision of all or portions of the Health Care Reform Act, international trade agreements and policies and policy efforts designed to reduce patient out-of-pocket costs for medicines (which could result in new mandatory rebates and discounts or other pricing restrictions);

•	illegal distribution or sale of counterfeit versions of our products; and

•	interruptions, breakdowns or breaches in our information technology systems.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Form 10-K, under Item 1A. "Risk Factors" and in the Company's other filings with the SEC and the Canadian Securities Administrators (the “CSA”). When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

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
Introduction
We are a global company whose mission is to improve people’s lives with our health care products. We develop, manufacture and market a range of branded, generic and branded generic pharmaceuticals, medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices) and over-the-counter (“OTC”) products, primarily in the therapeutic areas of eye-health, gastroenterology and dermatology. We are delivering on our commitments as we build an innovative company dedicated to advancing global health.
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

•
The Branded Rx segment consists of sales in the U.S. of: (i) Salix products (gastrointestinal (“GI”) products), (ii) Ortho Dermatologics (dermatological products) and (iii) oncology (or Dendreon), dentistry and women’s health products (or Sprout). As a result of the divestiture of the Company's equity interest in Dendreon Pharmaceuticals LLC (“Dendreon”) on June 28, 2017 and Sprout Pharmaceuticals, Inc. (“Sprout”) on December 20, 2017, the Company has exited the oncology and women's health business, respectively.

•
The U.S. Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics which includes the Solta business and the Obagi business (the Obagi Sale was completed on November 9, 2017) and (ii) authorized generic (“AG”) products.

See Note 23, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for further details on these reportable segments.
Business Strategy
We have found and continue to believe that there is significant opportunity in the: (i) eye-health, (ii) GI and (iii) dermatology businesses. We believe that our existing portfolio, commercial footprint and pipeline of product development projects position us to successfully compete in these markets and provide us with the greatest opportunity to build value for our shareholders. We identify these businesses as “core”, meaning that we believe we are best positioned to grow and develop them. We include our global Bausch + Lomb business in our Bausch + Lomb/International segment and our GI and dermatology businesses in our Branded Rx segment. By narrowing our focus, we have the opportunity to reduce complexity in our operations and maximize the value of our core businesses. In order to focus our efforts, we performed a review of our portfolio of assets within these core businesses to identify those products where we believe we have, and can maintain, a competitive advantage and we continue to define and shape our operations and business strategies around these assets.
As we are committed to our core businesses, we began analyzing what to do with those business units and assets that fall outside our definition of “core”. Although these businesses and assets may be solid, the focus of their product pipelines and geographic footprint were not fully aligned with the focus of our core businesses, and they were, therefore, at a disadvantage when competing against our core activities for resources and capital within the Company. In order to focus on our objectives, we divested certain of these businesses and assets, primarily in 2017, which in each case, were not aligned with our core business objectives. This step allowed us to better focus our internal resources on our Bausch + Lomb, GI and dermatology businesses and provided us with significant sources of capital.
As a result of the improvement in our core businesses and the divestitures of businesses not aligned with our core business objectives, as well as reduced sales of products in other segments facing loss of exclusivity, we are seeing a greater portion of our revenues driven by our core businesses. In 2017 and 2016, our Bausch + Lomb, GI and dermatology revenues collectively represented approximately 66% and 62% of our total revenues, respectively. We expect this percentage to increase in 2018, as our recent and expected product launches are focused on these core businesses, and we expect the year-over-year comparison to widen as a result of 2017 divestitures. We believe that the increase in this percentage in 2017 demonstrates our convictions in our core businesses.
We believe that we have a well-established product portfolio that is diversified within our core businesses and provides a sustainable revenue stream to fund our operations. Our long-term success is dependent upon our ability to continually refresh our pipeline, to provide innovative product launches that meet new and changing demands and replace other products that have lost momentum. We have a robust pipeline that not only provides for the next generation of our existing products, but is also poised to bring new product solutions to market.
We believe our increased focus on innovative new products will allow us to maximize our profitability and bolster future growth. We develop these innovative new products through our output-focused research and development (“R&D”) model, which we believe allows us to advance certain development programs to drive future commercial growth, while creating efficiencies in our R&D efforts. This is achieved primarily by:

•	focusing on innovation through our internal R&D, selected acquisitions and in-licensing;

•	focusing on critical skills and capabilities needed to bring new technologies to the market;

•	pursuing life-cycle management programs for currently marketed products to increase such products’ value during their commercial lives; and

•	acquiring dossiers and registrations for branded generic products in emerging markets, which require limited manufacturing start-up and development activities.
Segment Information
Our revenues for 2017, 2016 and 2015 were $8,724 million, $9,674 million and $10,447 million, respectively. We have approximately 1,600 products in our portfolio of products, which fall into three reportable segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. Comparative segment information for 2017, 2016 and 2015 is presented in Note 23, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements.
Bausch + Lomb/International
The Bausch + Lomb/International segment consists of: (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products, primarily comprised of Bausch + Lomb products, with a focus on the Vision Care, Surgical, Consumer and Ophthalmology Rx products and (ii) sales in Canada, Europe, Asia, Australia and New Zealand, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products. Our principal products in this segment include:
Pharmaceutical

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

•
Vyzulta™ (latanoprostene bunod ophthalmic solution, 0.024%) is an intraocular pressure lowering single-agent eye drop dosed once daily for patients with open angle glaucoma or ocular hypertension and was launched in December 2017.

Consumer

•	PreserVision® AREDS 2 is an eye vitamin formula for those with moderate-to-advanced age related macular degeneration.

•	Ocuvite® is a vitamin and mineral supplement for the eye that contains lutein (an antioxidant carotenoid), a nutrient that supports macular health by helping filter harmful blue light.

•
Bausch + Lomb Renu® Advanced Formula multi-purpose solution was launched in 2017 and is a novel soft and silicone hydrogel contact lenses solution that makes use of three disinfectants and two moisture agents.

•
Biotrue® multi-purpose solution helps prevent certain tear proteins from denaturing and fights germs for healthy contact lens wear. Biotrue® multi-purpose solution uses a lubricant found in eyes and is pH balanced to match healthy tears.

•	Boston® solution is a specialty cleansing solution design for gas permeable contact lenses.

•
Bausch + Lomb ScleralFil® solution is a novel contact lens care solution that we launched in 2017 and makes use of a preservative free buffered saline solution for use with the insertion of scleral lenses.

Devices

•
SofLens® Daily Disposable Contact Lenses use ComfortMoist® Technology (a combination of thin lens design and moisture-rich packaging solution) and High Definition Optics™ which is an aspheric design that reduces spherical aberration over a range of powers, especially in low light.

•
PureVision® is a silicone hydrogel frequent replacement contact lens using AerGel® technology lens material to allow natural levels of oxygen to reach the eye as well as resist protein buildup. The lens also incorporates an aspheric optical design that reduces spherical aberration.

•
The Stellaris Elite™ Vision Enhancement System is our next generation phacoemulsification cataract platform, which offers new innovations, as well as the opportunity to add upgrades and enhancements every one to two years. Stellaris Elite™ is the first phacoemulsification platform on the market to offer Adaptive Fluidics™, which combines aspiration control with predictive infusion management to create a responsive and controlled surgical environment for efficient cataract lens removal. Our Stellaris Elite™ Vision Enhancement System was launched in April 2017.

•
VitesseTM is a hypersonic vitrectomy system for the removal of the vitreous humor gel that fills the eye cavity to provide better access to the retina and allow for a variety of repairs, including the removal of scar tissue, laser repair of retinal detachments and treatment of macular holes. Available exclusively on the Stellaris Elite system, VitesseTM liquefies tissue in a highly-localized zone at the edge of the port to increase the level of surgical control and precision to vitrectomies. VitesseTM was launched in October 2017.

•
Biotrue® ONEday daily disposable contact lenses are made of a unique material that works like the eye to form a dehydration barrier. The lens maintains over 98% of its moisture for up to 16 hours, it matches the water content of the cornea at 78%, and allows for the oxygen a healthy eye needs.

•
Biotrue® ONEday for Astigmatism is a daily disposable contact lens for astigmatic patients. The Biotrue® ONEday lenses incorporates Surface Active Technology™ to provide a dehydration barrier.  The Biotrue® ONEday for Astigmatism also includes evolved peri-ballast geometry to deliver stability and comfort for the astigmatic patient. We launched this product in December 2016 and launched the complete extended power range in 2017.

•
Bausch + Lomb ULTRA® is a silicone hydrogel frequent replacement contact lens that uses the proprietary MoistureSeal® technology which allows the contact lens to retain 95% of moisture after 16 hours of wear, limiting lens dryness and resulting symptoms.

•
Bausch + Lomb ULTRA® for Astigmatism is a monthly planned replacement contact lens for astigmatic patients.  The Bausch + Lomb ULTRA® for Astigmatism lens was developed using the proprietary MoistureSeal® technology. In addition, the Bausch + Lomb ULTRA® for Astigmatism lens integrates an OpticAlign™ design engineered for lens stability and to promote a successful wearing experience for the astigmatic patient. We launched this product and the extended power range for this product throughout 2017.

•
Bausch + Lomb ULTRA® for Presbyopia is a monthly planned replacement contact lens for presbyopic patients. The Bausch + Lomb ULTRA® for Presbyopia lens was developed using the proprietary MoistureSeal® technology. In addition, the Bausch + Lomb ULTRA® for Presbyopia lens integrates a 3 zone progressive design for near, intermediate and distance vision. We launched expanded parameters of this product throughout 2017.

•	Medical device systems for aesthetic applications including the Thermage CPT® system that provides non-invasive treatment options using radiofrequency energy for skin tightening.

•
A portfolio of ophthalmic surgical products, including: (i) intraocular lenses such as Akreos®, enVista®, Crystalens® and Trulign®, (ii) a suite of surgical instruments including Storz® and Synergetics® and (iii) surgical equipment for cataract, refractive, and vitreoretinal surgery, such as Stellaris® PC, a vitreoretinal and cataract surgery system, VersaVIT2.0 for vitreoretinal surgery and the VICTUS® femtosecond laser for cataract surgery.

Branded Rx
The Branded Rx segment consists of sales in the U.S. of: (i) Salix products (GI products), (ii) Ortho Dermatologics (dermatological products) and (iii) oncology (or Dendreon), dentistry and women’s health products (or Sprout). As a result of the divestiture of the Company's equity interest in Dendreon on June 28, 2017 and Sprout on December 20, 2017, the Company has exited the oncology and women's health business, respectively. Our principal products in this segment include:
GI

•
Xifaxan® which includes: (i) tablets indicated for the treatment of irritable bowel syndrome with diarrhea ("IBS-D") in adults and for the reduction in risk of overt hepatic encephalopathy recurrence in adults and (ii) tablets indicated for the treatment of travelers’ diarrhea caused by noninvasive strains of Escherichia coli in patients 12 years of age and older.

•	Glumetza® (metformin hydrochloride) extended release tablets are indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus.

•
Apriso® is an aminosalicylate anti-inflammatory drug used to treat ulcerative colitis, proctitis, and proctosigmoiditis. Apriso is also used to prevent the symptoms of ulcerative colitis from recurring.

•	Uceris® (budesonide) extended release tablets, are a prescription corticosteroid medicine used to help get mild to moderate ulcerative colitis under control (induce remission).

•
Relistor® (methylnaltrexone) is given to adults who use narcotic medicine to treat severe chronic pain that is not caused by cancer to prevent constipation without reducing the pain-relieving effects of the narcotic.

Dermatology

•	Jublia® (efinaconazole 10% topical solution), is a topical azole approved for the treatment of onychomycosis of the toenails (toenail fungus).

•	Siliq™ (brodalumab) was launched in the U.S. in 2017 and is an IL-17 receptor monoclonal antibody for patients with moderate-to-severe plaque psoriasis.

•	Elidel® is used to treat certain skin conditions such as eczema (atopic dermatitis) which is an allergic-type condition that causes red, irritated, and itchy skin.

•
An Acne franchise, which includes Solodyn®, a prescription oral antibiotic approved to treat only the red, pus-filled pimples of moderate to severe acne in patients 12 years of age and older, as well as Retin-A®, Ziana®, Clindagel®, Acanya®, Atralin®, and Onexton® Gel, a fixed combination 1.2% clindamycin phosphate and 3.75% benzoyl peroxide medication for the once-daily treatment of comedonal (non-inflammatory) and inflammatory acne in patients 12 years of age and older.

Dentistry

•
Arestin® (minocycline hydrochloride) is a subgingival sustained-release antibiotic. Arestin® is indicated as an adjunct to scaling and root planing ("SRP") procedures for reduction of pocket depth in patients with adult periodontitis. Arestin® may be used as part of a periodontal maintenance program, which includes good oral hygiene and SRP.

U.S. Diversified Products
The U.S. Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics which includes the Solta business and the Obagi Medical Products, Inc. ("Obagi") business (the sale of the Obagi business was completed on November 9, 2017) and (ii) AG products. Our principal products in this segment include:
Pharmaceutical

•	Wellbutrin XL® is an extended-release formulation of bupropion indicated for the treatment of major depressive disorder in adults.

•
Xenazine® is indicated for the treatment of chorea associated with Huntington’s disease. In the U.S., Xenazine® is distributed for us by Lundbeck LLC under an exclusive marketing, distribution and supply agreement.

•
Isuprel® (Isoproterenol hydrochloride) injections is indicated for: (i) mild or transient episodes of heart block that do not require electric shock or pacemaker therapy, (ii) for serious episodes of heart block and Adams-Stokes attacks (except when caused by ventricular tachycardia or fibrillation), (iii) for use in cardiac arrest until electric shock or pacemaker therapy, the treatments of choice, is available and (iv) for bronchospasm occurring during anesthesia.

•
Cuprimine® and Syprine® which are used to treat Wilson's disease (a condition in which high levels of copper in the body cause damage to the liver, brain, and other organs). Cuprimine® is also used to treat cystinuria (a condition which leads to cystine stones in the kidneys) and is used in the treatment of patients with severe, active rheumatoid arthritis who have failed to respond to an adequate trial of conventional therapy.

•	Nitropress® (sodium nitroprusside) is indicated for the immediate reduction of blood pressure of patients in hypertensive crises.
Generics

•
Zegerid® is used to treat certain stomach and esophagus problems (such as acid reflux and ulcers) by decreasing the amount of acid your stomach makes. It belongs to a class of drugs known as proton pump inhibitors.

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
Research and Development
Our R&D organization focuses on the development of products through clinical trials. Currently, we have approximately 100 R&D projects in the pipeline and we launched and/or relaunched over 120 products globally during 2017. As of December 31, 2017, approximately 1,000 dedicated R&D and quality assurance employees in 23 R&D facilities were involved in our R&D efforts.
Our R&D expenses for 2017, 2016 and 2015, were $361 million, $421 million and $334 million, respectively. In 2016, we increased our R&D expenditures as we transitioned away from the Company's previous strategy of growth by acquisition and moved toward our current strategy of organic growth supported by investment in R&D.
Although R&D expense in 2017 was lower when compared to 2016 by $60 million, R&D expense as a percentage of revenue was approximately 4% in 2017 and 2016. The decrease in dollars spent in 2017 is attributable to year over year phasing, as we completed the R&D investment in SiliqTM and other recently launched products requiring investment in 2016, removed projects related to businesses divested in 2017 and rebalanced our portfolio to better align with our long-term plans and focus on our Bausch + Lomb, GI and dermatology businesses.
Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our new strategy. In 2018, we anticipate R&D expense as a percentage of revenue to exceed 4%, which demonstrates our consistent commitment to our organic growth supported by investment in R&D strategy. In the U.S. alone, we have 71 projects focused on our core businesses in our pipeline and anticipate submitting over 60% of those projects for FDA approval in 2018 and 2019.
For more information regarding our products in clinical development, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Our Transformation” of this Form 10-K.

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
In the U.S., the Hatch-Waxman Act provides non-patent regulatory exclusivity for five years from the date of the first FDA approval of a new drug compound in a New Drug Application (“NDA”). The FDA, with one exception, is prohibited during those five years from accepting for filing a generic, or Abbreviated New Drug Application (“ANDA”), that references the NDA. In reference to the foregoing exception, if a patent is indexed in the FDA Orange Book for the new drug compound, a generic may file an ANDA four years from the NDA approval date if it also files a Paragraph IV Certification with the FDA challenging the patent. Protection under the Hatch-Waxman Act will not prevent the filing or approval of another full NDA. However, the NDA applicant would be required to conduct its own pre-clinical and adequate and well-controlled clinical trials to independently demonstrate safety and effectiveness.
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
In the U.S., the Biologics Price Competition and Innovation Act ("BPCIA") allows companies to seek FDA approval to manufacture and sell biosimilar or interchangeable versions of brand name biological products. Due to the size and complexity of biological products, as compared to small molecule drugs, a biosimilar must be “highly similar” to the reference product with “no clinically meaningful differences” in safety, purity and potency between the two. The BPCIA provides reference product sponsors with 12 years (potential for 6 additional months of pediatric exclusivity) of market exclusivity, but unlike the Hatch-Waxman Act which covers small molecules, it does not require reference product sponsors to list patents in an Orange Book equivalent and does not include an automatic 30-month stay of FDA approval upon the timely filing of a lawsuit. The BPCIA, however, does provide pre-litigation procedures for the parties to follow, including identification of relevant patents and each party’s basis for infringement and invalidity.  A biosimilar patent application cannot be filed until four years after the reference product is first licensed and a biosimilar cannot be launched, at the earliest (assumes no patent litigation or an adverse decision on all patents), until the expiration of the twelve years of data exclusivity from the approval of the reference product.
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
Regulation by other federal agencies, such as the Drug Enforcement Administration (“DEA”), and state and local authorities in the U.S., and by comparable agencies in certain foreign countries, is also required. In the U.S., the Federal Trade Commission (the “FTC”), the FDA and state and local authorities regulate the advertising of medical devices, prescription drugs, OTC drugs and cosmetics. The Federal Food, Drug and Cosmetic Act, as amended and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, sale, distribution, advertising and promotion of our products. The FDA requires a Boxed Warning (sometimes referred to as a “Black Box” Warning) for products that have shown a significant risk of severe or life-threatening adverse events and similar warnings are also required to be displayed on the product in certain other jurisdictions.
Manufacturers of pharmaceutical products and medical devices are required to comply with manufacturing regulations, including current good manufacturing practices and quality system management requirements, enforced by the FDA and Health Canada, in the U.S. and Canada respectively, and similar regulations enforced by regulatory agencies in other countries and we face annual audits of our facilities and plants and those of our contract manufacturers by the FDA and such other regulatory agencies. In addition, we are subject to price control restrictions on our pharmaceutical products in many countries in which we operate.
We are also subject to extensive U.S. federal and state health care marketing and fraud and abuse regulations, such as the federal False Claims Act, federal and provincial marketing regulation in Canada and similar regulations in foreign countries in which we may conduct our business. The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit (or cause the submission of) false or fraudulent claims for payment to the government. The U.S. federal Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal or state health care program such as the Medicare and Medicaid programs. Some state anti-kickback laws also prohibit such conduct where commercial insurance, rather than federal or state, programs are involved. Due to recent legislative changes, violations of the U.S. federal Anti-Kickback Statute also carry potential federal False Claims Act liability. In addition, in the U.S. and Canada, companies may not promote drugs or medical devices for “off-label” uses - that is, uses that are not described in the product’s labeling and that differ from those that were approved or cleared by the FDA or Health Canada, respectively - and “off-label promotion” in the U.S. has also formed the predicate for False Claims Act liability resulting in significant financial settlements. These and other laws and regulations, rules and policies may significantly impact the manner in which we are permitted to market our products. If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations.

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
Successful commercialization of our products may depend, in part, on the availability of governmental and third party payor reimbursement for the cost of our products. Third party payors may include government health administration authorities, private health insurers and other organizations. In the U.S., the E.U. and other significant or potentially significant markets for our products and product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, which has resulted in lower average realized prices. In the U.S., these pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement policies and pricing in general. In particular, sales of our products may be subject to discounts from list price and rebate obligations, as well as formulary coverage decisions impacting or limiting the types of patients for whom coverage will be provided. Various U.S. health care and other laws regulate our interactions with government agencies, private insurance companies and other third party payors regarding coverage and reimbursement for our products. Failure to comply with these laws could subject us to civil, criminal and administrative sanctions. In countries outside the U.S., the success of our products may depend, at least in part, on obtaining and maintaining government reimbursement because, in many countries, patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with certain governmental authorities for newly developed products can delay commercialization. In Canada and many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes, tenders and profit control, and they expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase.
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
Marketing and Customers
Our top four geographic markets by country, based on 2017 revenue, are: the U.S. and Puerto Rico, China, Canada and Japan, which represent 60%, 4%, 4% and 3% of our total revenue for the year ended December 31, 2017, respectively.
Customers that accounted for 10% or more of our total revenue for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
McKesson Corporation	19%	21%	20%
AmerisourceBergen Corporation	15%	13%	14%
Cardinal Health, Inc.	13%	15%	12%
No other customer generated over 10% of our total revenues.

We currently promote our pharmaceutical products to physicians, hospitals, pharmacies and wholesalers through our own sales force and sell through wholesalers. In some markets, we additionally sell directly to physicians, hospitals and large drug store chains and we sell through distributors in countries where we do not have our own sales staff. As part of our marketing program for pharmaceuticals, we use direct to customer advertising, direct mailings, advertise in trade and medical periodicals, exhibit products at medical conventions and sponsor medical education symposia.
Competition
Competitive Landscape for Products and Products in Development
The pharmaceutical and medical device industries are highly competitive. Our competitors include specialty and other large pharmaceutical companies, medical device companies, biotechnology companies, OTC companies and generic manufacturers, in the U.S., Canada, Europe, Asia, Latin America and in other countries in which we market our products. The dermatology competitive landscape is highly fragmented, with a large number of mid-size and smaller companies competing in both the prescription sector and the OTC and cosmeceutical sectors. With respect to the GI market, generic entrants continue to capture significant share for treatment of many GI conditions. In the area of irritable bowel syndrome ("IBS") and opioid induced constipation ("OIC"), competitors have recently launched new competing products, which should increase the size of these markets and intensify competition. The market for Bausch + Lomb products is very competitive, both across product categories and geographies. In addition to larger diversified pharmaceutical and medical device companies, we face competition in the eye-health market from mid-size and smaller, regional and entrepreneurial companies with fewer products in niche areas or regions.
Our competitors are pursuing the development and/or acquisition of pharmaceuticals, medical devices and OTC products that target the same diseases and conditions that we are targeting in dermatology, GI, eye-health and other therapeutic areas. Academic and other research and development institutions may also develop products or technologies that compete with our products, which technologies and products may be acquired or licensed by our competitors. These competitors may have greater financial, R&D or marketing resources than we do. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we introduce must compete with other products already on the market or products that are later developed by competitors.
We sell a broad range of products, and competitive factors vary by product line and geographic area in which the products are sold. The principal methods of competition for our products include quality, efficacy, market acceptance, price, and marketing and promotional efforts.
Generic Competition and Loss of Exclusivity
We face increased competition from manufacturers of generic pharmaceutical products when patents covering certain of our currently marketed products expire or are successfully challenged or when the regulatory exclusivity for our products expires or is otherwise lost. Generic versions are generally significantly less expensive than branded versions, and, where available, may be required to be utilized before or in preference to the branded version under third party reimbursement programs, or substituted by pharmacies. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only medical benefits, but also cost advantages as compared with other forms of care.
For details regarding products that are facing generic competition, products that are potentially facing generic competition, the corresponding potential revenue impact and infringement proceedings we initiated against potential generic competition, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Our Transformation” of this Form 10-K. See Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for further details regarding certain infringement proceedings. See Item 1A “Risk Factors” of this Form 10-K for additional information on our competition risks.
Manufacturing
We currently operate approximately 40 manufacturing plants worldwide. All of our manufacturing facilities that require certification from the FDA, Health Canada or foreign agencies have obtained such approval.
We also subcontract the manufacturing of certain of our products, including products manufactured under the rights acquired from other pharmaceutical companies. Products representing approximately 40% of our product sales for 2017 are produced by third party manufacturers under manufacturing arrangements.

In some cases, the principal raw materials, including active pharmaceutical ingredient, used by us (or our third party manufacturers) for our various products are purchased in the open market or are otherwise available from several sources. However, some of the active pharmaceutical ingredients and other raw materials used in our products and some of the finished products themselves are currently only available from a single source; or others may in the future become available from only one source. For example, with respect to some of our largest or most significant products, the supply of the finished product for each of our Siliq™, Vyzulta™, SofLens®, Wellbutrin XL®, Occuvite®, PreserVision®, Renu®, Isuprel®, Xenazine®, Uceris® tablet, Relistor® Oral and PureVision® products are only available from a single source and the supply of active pharmaceutical ingredient for each of our Siliq™, Isuprel®, Xenazine®, Relistor® Oral and Uceris® tablet products are also only available from a single source. Any disruption in the supply of any such single-sourced active pharmaceutical ingredient, other raw material or finished product or an increase in the cost of such materials or products could adversely impact our ability to manufacture or sell such products, the ability of our third party manufacturers to supply us with such products, or our profitability. We attempt to manage the risks associated with reliance on single sources of active pharmaceutical ingredient, other raw materials or finished products by carrying additional inventories or, where possible, developing second sources of supply. See Item 1A “Risk Factors” of this Form 10-K for additional information on the risks associated with our manufacturing arrangements.
Employees
As of December 31, 2017, we had approximately 20,700 employees. These employees included approximately 10,700 in production, 7,500 in sales and marketing, 1,500 in general and administrative positions and 1,000 in R&D. Collective bargaining exists for some employees in a number of countries in which we do business. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
Product Liability Insurance
Since March 31, 2014, we have self-insured substantially all of our product liability risk for claims arising after that date. In the future, we will continue to re-evaluate our decision to self-insure and may purchase additional product liability insurance to cover product liability risk. See Item 1A “Risk Factors” of this Form 10-K for additional information.
Seasonality of Business
Historically, revenues from our business tend to be weighted toward the second half of the year. Sales in the first quarter tend to be lower as patient co-pays and deductibles reset at the beginning of each year.  Sales in the fourth quarter tend to be higher based on consumer and customer purchasing patterns associated with health care reimbursement programs. However, there are no assurances that these historical trends will continue in the future.
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
See Note 23, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for revenues and long-lived assets by geographic area.
In 2017, a significant portion of our revenue and income was earned in Ireland and Luxembourg, which have low tax rates. See Item 1A “Risk Factors” of this Form 10-K relating to tax rates.
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
Legal and Reputational Risks
We are the subject of a number of ongoing legal proceedings, investigations and inquiries respecting certain of our historic distribution, marketing, pricing, disclosure and accounting practices, including our former relationship with Philidor, which have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, could result in additional claims and material liabilities, and could cause the market value of our common shares and/or debt securities to decline.
We have been or are currently the subject of a number of ongoing legal proceedings and investigations and inquiries by governmental agencies, including the following: (i) investigations by the U.S. Attorney’s Offices for the District of Massachusetts and the Southern District of New York relating to certain matters, including our patient assistance programs (including financial support provided to patients), our former relationship with Philidor and other pharmacies, our accounting treatment for sales by specialty pharmacies, information provided to the Centers for Medicare and Medicaid Services, our pricing (including discounts and rebates), marketing and distribution of our products, our compliance program, and employee compensation; (ii) the investigation by the SEC of the Company relating to certain matters, including our former relationship with Philidor, our accounting practices and policies and our public disclosures; (iii) an investigation by the State of North Carolina Department of Justice relating to certain matters, including the production, marketing, distribution, sale and pricing of, and patient assistance programs covering, our Nitropress®, Isuprel® and Cuprimine® products and our pricing decisions for certain of our other products; (iv) a request for documents and other information received by the Company from the Autorité des marches financiers (the “AMF”) (our principal securities regulator in Canada) relating to certain matters, including with respect to our former relationship with Philidor and our accounting practices and policies; (v) the pending investigation by the California Department of Insurance relating to our former relationship with Philidor and certain California-based pharmacies, the marketing and distribution of our products in California, the billing of insurers for our products being used by California residents, and other matters; (vi) a number of purported class action securities litigations in the U.S. (including related opt-out actions) and Canada have been instituted, the allegations of which relate to, among other things, allegedly false and misleading statements by the Company and/or failures to disclose information about our business and prospects, including relating to drug pricing, our policies and accounting practices, our use of specialty pharmacies, and our former relationship with Philidor and (vii) purported class actions under the federal RICO statute on behalf of third-party payors arising out of our pricing and use of specialty pharmacies, and our former relationship with Philidor. In addition, we could, in the future, face additional legal proceedings and investigations and inquiries by governmental agencies relating to these or similar matters. Philidor and certain of its executives and employees are also subject to disputes with third party payors and governmental investigations related to Philidor's business practices and relationship with the Company which may result in claims being asserted against the Company. For more information regarding legal proceedings, see Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
We are unable to predict how long such proceedings, investigations and inquiries will continue, but we anticipate that we will continue to incur significant costs in connection with these matters and that these proceedings, investigations and inquiries will result in a substantial distraction of management’s time, regardless of the outcome. These proceedings, investigations and inquiries may result in damages, fines, penalties, consent orders or other administrative sanctions (including exclusion from federal programs) against the Company and/or certain of our officers, or in changes to our business practices, which, in turn, may result in or may contribute to an inability by us to meet the financial covenants contained in our Credit Agreement. Furthermore, publicity surrounding these proceedings, investigations and inquiries or any enforcement action as a result thereof, even if ultimately resolved favorably for us, coupled with the ongoing intensified public scrutiny of our Company and certain of its practices, could result in additional investigations and legal proceedings. As a result, these proceedings, investigations and inquiries could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

Our historical business practices, including with respect to past pricing practices, are under scrutiny. Any changes to our practices relating to pricing or the current prices of products, whether imposed, legislated or voluntary, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We are under scrutiny with respect to our business historical practices (including with respect to past pricing practices), including investigations by the U.S. Attorney’s Offices for the District of Massachusetts and the Southern District of New York, the State of North Carolina Department of Justice, various purported class action suits against us in the U.S. (including related opt-out actions) and Canada and purported class actions under the federal RICO statute on behalf of third-party payors. We are unable to predict how such proceedings, investigations and inquiries will impact our current business practices, including with respect to pricing, or the prices of our products, including whether we will be required to impose pricing freezes or controls, pricing reductions (including on a retroactive basis) or other price regulation for some or all of our products.
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
We are involved in a number of other legal and governmental proceedings and may be involved in additional litigation in the future. These proceedings are complex and extended and occupy the resources of our management and employees. These proceedings are also costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor. We may also be required to pay substantial amounts or grant certain rights on unfavorable terms in order to settle such proceedings. Defending against or settling such claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. For more information regarding legal proceedings, see Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
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
In addition, in the U.S., it has become increasingly common for patent infringement actions to prompt claims that antitrust laws have been violated during the prosecution of the patent or during litigation involving the defense of that patent. Such claims by direct and indirect purchasers and other payers are typically filed as class actions. The relief sought may include treble damages and restitution claims. Similarly, antitrust claims may be brought by government entities or private parties following settlement of patent litigation, alleging that such settlements are anti-competitive and in violation of antitrust laws. In the U.S. and Europe, regulatory authorities have continued to challenge as anti-competitive so-called “reverse payment” settlements between branded and generic drug manufacturers. We may also be subject to other antitrust litigation involving competition claims unrelated to patent infringement and prosecution. For example, we are currently defending a class action complaint alleging that defendants engaged in an anticompetitive scheme to eliminate price competition on certain contact lens lines through the use of unilateral pricing policies. For more information regarding legal proceedings, see Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements. A successful antitrust claim by a private party or government entity against us could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We depend on third parties to meet their contractual, legal, regulatory, and other obligations.
We rely on distributors, suppliers, contract research organizations, vendors, service providers, business partners and other third parties to research, develop, manufacture, distribute, market and sell our products, as well as perform other services relating to our business. We rely on these third parties to meet their contractual, legal, regulatory and other obligations. A failure to maintain these relationships or poor performance by these third parties could negatively impact our business. In addition, we cannot guarantee that the contractual terms and protections and compliance controls, policies and procedures we have put in place will be sufficient to ensure that such third parties will meet their legal, contractual and regulatory obligations or that these terms, controls, policies, procedures and other protections will protect us from acts committed by our agents, contractors, distributors, suppliers, service providers or business partners that violate contractual obligations or the laws or regulations of the jurisdictions in which we operate, including matters respecting anti-corruption, fraud, kickbacks and false claims, pricing, sales and marketing practices, privacy laws and other legal obligations. Any failure of such third parties to meet these legal, contractual and regulatory obligations or any improper actions by such third parties or even allegations of such non-compliance or actions could damage our reputation, adversely impact our ability to conduct business in certain markets and subject us to civil or criminal legal proceedings and regulatory investigations, monetary and non-monetary damages and penalties and could cause us to incur significant legal and investigatory fees and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. For example, the allegations about the activities of Philidor and our former relationship with Philidor have resulted in a number of investigations, inquiries and legal proceedings against us, which may damage our reputation and result in damages, fines, penalties or administrative sanctions against the Company and/or certain of our officers. For more information regarding legal proceedings, see Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
If our products cause, or are alleged to cause, serious or widespread personal injury, we may have to withdraw those products from the market and/or incur significant costs, including payment of substantial sums in damages, and we may be subject to exposure relating to product liability claims. In addition, our product liability self-insurance program may not be adequate to cover future losses.
We face an inherent business risk of exposure to significant product liability and other claims in the event that the use of our products caused, or is alleged to have caused, adverse effects. For example, we have been named as a defendant (along with other entities) in certain lawsuits in the United States and Canada in which the plaintiffs have made certain product liability claims respecting Shower to Shower® (a product we acquired in 2012). For more information regarding legal proceedings, see Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements. These and other product liability proceedings may be costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor.
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

Our marketing, promotional and business practices, as well as the manner in which sales forces interact with purchasers, prescribers and patients, are subject to extensive regulation and any material failure to comply could result in significant sanctions against us.
The marketing, promotional and business practices of pharmaceutical and medical device companies, as well as the manner in which companies’ in-house or third party sales forces interact with purchasers, prescribers, and patients, are subject to extensive regulation, enforcement of which may result in the imposition of civil and/or criminal penalties, injunctions, and/or limitations on marketing practice for some of our products and/or pricing restrictions or mandated price reductions for some of our products. Many companies, including us, have been the subject of claims related to these practices asserted by federal authorities. These claims have resulted in fines and other consequences, such as entering into corporate integrity agreements with the U.S. government. Companies may not promote drugs for “off-label” uses-that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA, Health Canada, EMA or other applicable regulatory agencies. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies (such as entering into corporate integrity agreements with the U.S. government), as well as criminal sanctions. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged. For more information regarding legal proceedings, see Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
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
Our Credit Agreement and the various indentures governing our senior notes contain covenants that restrict the way we conduct business and require us to satisfy certain financial tests in order to incur debt or take other actions. Additionally, our Credit Agreement contains financial covenants that, for example, require us to maintain certain financial ratios at fiscal quarter end.
The Company’s Credit Agreement contains specified quarterly financial maintenance covenants (consisting of a secured leverage ratio and an interest coverage ratio). As of December 31, 2017, we were in compliance with all financial maintenance covenants related to our outstanding debt. However, we can make no assurance that we will be able to comply with the restrictive and financial covenants contained in the Credit Agreement and indentures in the future. Based on our current forecast for the next twelve months from the date of issuance of this Form 10-K, we expect to remain in compliance with these financial maintenance covenants and meet our debt obligations over that same period. In the event that we perform below our forecasted levels, we will implement certain additional cost-efficiency initiatives, such as rationalization of selling, general and administrative expenses ("SG&A") and R&D spend, which would allow us to continue to comply with the financial maintenance covenants. We may consider taking other actions, including divesting other businesses and refinancing debt as deemed appropriate. If we perform below our forecasted levels and the actions referenced above are not effective, we would fail to comply with one or both of these financial maintenance covenants. In that instance, we would be in default, and our lenders would be permitted to accelerate our debt unless we could obtain an amendment. If our debt was accelerated, we would not have sufficient funds to repay our debt absent a refinancing, and we cannot provide assurance that we will be able to obtain a refinancing.
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
We have a significant amount of indebtedness. For details regarding our debt and the maturity dates thereof, see Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements. Our ability to satisfy our debt obligations will depend principally upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt. If we do not generate sufficient cash flow to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Alternatively, as we have done in the past, we may also elect to refinance certain of our debt, for example, to extend maturities. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. If we are unable to access the capital markets, whether because of the condition of those capital markets or our own financial condition or reputation within such capital markets, we may be unable to refinance our debt. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, given our capital structure, any refinancing of our senior unsecured debt may be with secured debt, thereby increasing our secured leverage ratio. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms, or at all, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Our ability to continue to reduce our indebtedness will depend upon factors including our future operating performance, our ability to access the capital markets to refinance existing debt and prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We can provide no assurance of the amount by which we will reduce our debt, if at all. In addition, servicing our debt will result in a reduction in the amount of our cash flow available for other purposes, including operating costs and capital expenditures that could improve our competitive position and results of operations.
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
The agreements governing our indebtedness contain restrictive covenants which impose certain limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur, prohibitions on incurring additional debt if certain financial covenants are not met and restrictions on our ability to make certain investments and other restricted payments. Any additional debt, to the extent we are able to incur it, may further restrict the manner in which we conduct business. Such restrictions, prohibitions and limitations could impact our ability to implement elements of our strategy, including in the following ways:

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
In the past, our credit ratings have been downgraded. Any further downgrade in our corporate credit ratings or other credit ratings may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.

We are exposed to risks related to interest rates.
Our senior secured credit facilities bear interest based on U.S. dollar London Interbank Offering Rates, or U.S. Prime Rate, or Federal Funds effective rate. Thus, a change in the short-term interest rate environment (especially a material change) could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. As of December 31, 2017, we did not have any outstanding interest rate swap contracts.
Employment-related Risks
The loss of the services of, or our inability to recruit, retain, motivate, our executives and other key employees could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We must continue to retain and motivate our executives and other key employees, and to recruit other executives and employees, in order to strengthen our management team and workforce. Our ability to retain or recruit executive and other key employees may be hindered or delayed by, among other things, the reputational challenges the Company currently faces and may in the future continue to face. A failure by us to retain, motivate and recruit executives and other key employees or the unanticipated loss of the services of any of these executives or key employees for any reason, whether temporary or permanent, could create disruptions in our business, could cause concerns and instability for management and employees, current and potential customers, credit rating agencies and other third parties with whom we do business and our shareholders and debt holders and could cause concern regarding our ability to execute our business strategy or to manage operations in the manner previously conducted and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Furthermore, as a result of any failure to retain, or loss of, any executives or key employees, we may experience increased costs in order to identify and recruit a suitable replacement in a timely manner (and, even if we are able to hire a qualified successor, the search process and transition period may be difficult to manage and result in additional periods of uncertainty), which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, once identified and recruited, the transition of new executives and key employees may be difficult to manage and we cannot guarantee that new executives and employees will efficiently transition into their roles or ultimately be successful in their roles. Finally, as a result of changes in our executives and key employees, there may be changes in the way we conduct our business, as well as changes to our business strategy. We cannot predict what these changes may involve or the timing of any such changes and how they will impact our product sales, revenue, business, financial condition, cash flows or results of operation, but any such changes could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Any of these factors could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Tax-related Risks
Our effective tax rates may increase.
We have operations in various countries that have differing tax laws and rates. Our tax reporting is supported by current domestic tax laws in the countries in which we operate and the application of tax treaties between the various countries in which we operate. Our income tax reporting is subject to audit by domestic and foreign authorities. Our effective tax rate may change from year to year based on changes in the mix of activities and income earned among the different jurisdictions in which we operate; changes in tax laws in these jurisdictions; changes in the tax treaties between various countries in which we operate; changes in our eligibility for benefits under those tax treaties; and changes in the estimated values of deferred tax assets and liabilities. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Such changes could result in a substantial increase in the effective tax rate on all or a portion of our income.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. federal corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate to 21%, limiting the tax deduction for interest expense to 30% of adjusted earnings, allowing immediate expensing for certain new investments, implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, an additional U.S. tax on certain non-U.S. subsidiaries’ earnings which are considered to be Global Intangible Low Taxed Income (referred to as “GILTI”) and imposing an alternative “base erosion and anti-abuse tax” (“BEAT”) on domestic corporations that make deductible payments to foreign related persons in excess of specified amounts, and, effective for net operating losses arising in taxable years beginning after December 31, 2017, eliminating net operating loss carrybacks, permitting indefinite net operating loss carryforwards, and limiting the use of net operating loss carryforwards to 80% of current year taxable income.
There are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions in the Tax Act, including the provisions relating to the modified territorial tax system, the one-time transition tax and the BEAT. In the absence of guidance on these issues, we will use what we believe are reasonable interpretations and assumptions in interpreting and applying the Tax Act for purposes of determining our cash tax liabilities and results of operations, which may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves over time. It is possible that the Internal Revenue Service could issue subsequent guidance or take positions on audit that differ from the interpretations and assumptions that we previously made, which could have a material adverse effect on our cash tax liabilities, results of operations and financial condition.
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
See Note 18, "INCOME TAXES" to our audited Consolidated Financial Statements.
Risks Relating to Intellectual Property and Exclusivity
Products representing a significant amount of our revenue are not protected by patent or marketing or data exclusivity rights or are nearing the end of their exclusivity period. In addition, we have faced generic competition in the past and expect to face additional generic competition in the future. Competitors (including generic and biosimilar competitors) of our products could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
A significant number of the products we sell either: (i) have no meaningful exclusivity protection via patent or marketing or data exclusivity rights or (ii) are protected by patents or regulatory exclusivity periods that will be expiring in the near future. These products represent a significant amount of our revenues (See Item 1 “Business - Competition - Generic Competition” in this Form 10-K for a list of some of these products). Without exclusivity protection, competitors (including generics and biosimilars) face fewer barriers in introducing competing products. Upon the expiration or loss of patent exclusivity or regulatory exclusivity for our products or otherwise upon the introduction of generic, biosimilar or other competitors (which may be sold at significantly lower prices than our products), we could lose a significant portion of sales and market share of that product in a very short period and, as a result, our revenues could be lower. In addition, the introduction of generic and biosimilar competitors may have a significant downward pressure on the pricing of our branded products which compete with such generics and biosimilars. Where we have the rights, we may elect to launch an authorized generic of such product (either ourselves or through a third party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with the launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material. The introduction of competing products (including generic products and biosimilars) could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
The pharmaceutical and medical device industries are extremely competitive. Our success and future growth depend, in part, on our ability to develop, license or acquire products that are more effective than those of our competitors or that incorporate the latest technologies and our ability to effectively manufacture and market those products. Many of our competitors, particularly larger pharmaceutical and medical device companies, have substantially greater financial, technical and human resources than we do. Many of our competitors spend significantly more on research and development related activities than we do. Others may succeed in developing or acquiring products and technologies that are more effective, more advanced or less costly than those currently marketed or proposed for development by us. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products and may also establish exclusive collaborative or licensing relationships with our competitors. These competitors and the introduction of competing products (that may be more effective or less costly than our products) could make our products less competitive or obsolete, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Risks Relating to Our Shift in Business Strategy
Historically, a significant part of our business strategy has been business development through acquisitions. However, we expect the volume and size of acquisitions to be much lower for the foreseeable future and this could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
A significant part of our business strategy has historically been the acquisition of companies, businesses and products. However, we expect the volume and size of acquisitions to be much lower for the foreseeable future, as we focus on reducing our outstanding debt levels. In addition, as a result of the recent amendments to our Credit Agreement, we are prohibited from making acquisitions, subject to certain exceptions, in excess of the aggregate Transaction Cap, until our leverage ratio (the ratio, as of the last day of any fiscal quarter, of Consolidated Total Debt (as defined in the Credit Agreement) as of such day to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the four fiscal quarter period ending on such date) is less than 4.50 to 1.00. In addition, during this period, we will also be restricted from incurring debt to finance such acquisitions. See “-Debt-related Risks-we have incurred significant indebtedness, which restricts the manner in which we conduct business.” Furthermore, while we anticipate business development through acquisitions may be a component of our long-term strategy, we cannot predict if or when we will shift our focus back to more significant business development activities through acquisitions. This shift in focus away from business development through acquisitions and the restrictions on making acquisitions imposed on us by the Credit Agreement could have a material adverse effect on our business, financial condition, cash flows and results of operations, and could cause the market value of our common shares and/or debt securities to decline.
We have made commitments and public statements with respect to the cessation of or limitation on pricing increases for certain of our products. These pricing decisions could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
In May 2016, we formed a new Patient Access and Pricing Committee responsible for the pricing of our drugs. The new committee’s first action was a recommendation, which we implemented, for an enhanced rebate program to all hospitals in the U.S. to reduce the price of our Nitropress® and Isuprel® products. In addition, the Patient Access and Pricing Committee made a commitment that the average annual price increase for our branded prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry. All future pricing actions will be subject to review by the Patient Access and Pricing Committee and we expect that the Patient Access and Pricing Committee will implement or recommend additional price changes and/or new programs to enhance patient access to our drugs. For example, following the evaluation and approval of the Patient Access and Pricing Committee, the Company made the decision to list its recently launched SILIQ™ (brodalumab) product, at $3,500 per month, which made SILIQ™ the lowest injectable biologic psoriasis treatment based on total annual costs when launched.
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
As part of our change in business strategy, we have undertaken a number of divestitures or certain of our assets and business. We may, in the future, seek to divest additional asset and/or businesses, some of which may be material and/or transformative, which could adversely affect our business, prospects and opportunities for growth.
As part of the change in our business strategy, we announced our intent to divest or otherwise dispose of assets, products or businesses that were not considered core to our ongoing operations or the needs of our primary-customer base. Pursuant to this strategy, in 2017, we completed a number of divestitures, including the divestitures of our Obagi Medical Products business, our iNova Pharmaceuticals business, our Dendreon Pharmaceuticals subsidiary, our Sprout Pharmaceuticals subsidiary and the CeraVe®, AcneFree™ and AMBI® skincare brands.
Each of these divestitures has been time-consuming and has diverted management’s attention. As a result of these divestitures (and others we may in the future complete), we may experience lower revenue and lower cash flows from operations. In addition, as was the case with our sale of our Sprout Pharmaceuticals subsidiary, we may recognize a loss on sale in connection with such divestitures. We may also suffer adverse tax consequences as a result of such divestitures, including capital gains tax or the accelerated use of net operating losses or other attributes. Furthermore, divesting certain of our businesses or assets may require us to incur restructuring charges, and we may not be able to achieve the cost savings that we expect from any such restructuring efforts or divestitures. Any such divestiture could reduce the size or scope of our business, our market share in particular markets, our opportunities with respect to certain markets, products or therapeutic categories or our ability to compete in certain markets and therapeutic categories. Furthermore, until we have achieved the applicable specified leverage ratio, we will be required to use the net proceeds (or substantial portions thereof) from certain asset sales to repay the term loans under the Credit Agreement and, as a result, will not be able to invest such proceeds into our business.
In addition, should we seek to divest other of our assets and business, we may be unable to dispose of such businesses and assets on satisfactory or commercially reasonable terms within our anticipated timeline. In addition, our ability to identify, enter into and/or consummate divestitures may be limited by competition we face from other companies in pursuing similar transactions in the pharmaceutical industry. Any divestiture or other disposition we pursue, whether we are able to complete it or not, may be complex, time consuming and expensive, may divert the management’s attention, have a negative impact on our customer relationships, cause us to incur costs associated with maintaining the business of the targeted divestiture during the disposition process and also to incur costs of closing and disposing the affected business or transferring the operations of the business to other facilities. The divestiture process may also further expose us to operational inefficiencies. In addition, if such transactions are not completed for any reason, the market price of our common shares may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a negative perception by the market of us generally and a decline in the market price of our common shares.
As a result of these factors, any divestiture (whether or not completed) could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Commercialization Risks
Our approved products may not achieve or maintain expected levels of market acceptance.
Even if we are able to obtain and maintain regulatory approvals for our pharmaceutical and medical device products, generic or branded, the success of these products is dependent upon achieving and maintaining market acceptance. Launching and commercializing products is time consuming, expensive and unpredictable. The commercial launch of a product takes significant time, resources, personnel and expertise, which we may not have in sufficient levels to achieve success, and is subject to various market conditions, some of which may be beyond our control. There can be no assurance that we will be able to, either by ourselves or in collaboration with our partners or through our licensees or distributors, successfully launch and commercialize new products or gain market acceptance for such products. New product candidates that appear promising in development may fail to reach the market or may have only limited or no commercial success. While we have been successful in launching some of our products, we may not achieve the same level of success with respect to all of our new products (such as our Siliq™ product (brodalumab)). Our inability to successfully launch our new products may negatively impact the commercial success of such product, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Our inability to successfully launch our new products could also lead to material impairment charges.
Levels of market acceptance for our new products (such as our Siliq™ product) could be impacted by several factors, some of which are not within our control, including but not limited to the following:

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
At the beginning of 2016, we launched a brand fulfillment arrangement with Walgreen Co. ("Walgreens"), pursuant to which we have made certain of our dermatology and ophthalmology products available to eligible patients through a patient access and co-pay program available at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. We have, in the past, experienced certain operational issues respecting this arrangement and, during 2016 and 2017, we experienced lower than anticipated average realized prices associated with these products through this arrangement. We cannot guarantee that these arrangements will continue to be successful in the future, nor can we guarantee that additional operational issues will not be encountered, nor can we guarantee that we will be able to successfully negotiate with Walgreens any improvements or amendments to this arrangement we identify as necessary or desired. In addition, we cannot predict how the market, including customers, doctors, patients, pharmacy benefit managers and third party payors, or governmental agencies, will continue to react to these arrangements and programs. If these arrangements or programs fail, if they do not achieve sufficient success and market acceptance, if we face retaliation from third parties as a result of these arrangements and programs (for example, in the form of limitations on or exclusions from the reimbursement of our products) or if any part of these arrangements is found to be non-compliant with applicable law or regulations, this could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

Risks Relating to the International Scope of our Business
Our business, financial condition, cash flows and results of operations are subject to risks arising from the international scope of our operations.
We conduct a significant portion of our business outside the U.S. and Canada and may, in the future, expand our operations into new countries, including emerging markets. We sell our pharmaceutical and medical device products in many countries around the world. All of our foreign operations are subject to risks inherent in conducting business abroad, including, among other things:

•
difficulties in coordinating and managing foreign operations, including ensuring that foreign operations comply with foreign laws as well as Canadian and U.S. laws applicable to Canadian companies with U.S. and foreign operations, such as export laws and the U.S. Foreign Corrupt Practices Act (“FCPA”), the Canadian Corruption of Foreign Public Officials Act, and other applicable worldwide anti-bribery laws;

•	price and currency exchange controls;

•	restrictions on the repatriation of funds;

•	scarcity of hard currency, including the U.S. dollar, which may require a transfer or loan of funds to the operations in such countries, which they may not be able to repay on a timely basis;

•	political and economic instability;

•	compliance with multiple regulatory regimes;

•	compliance with economic sanctions laws and other laws that apply to our activities in the countries where we operate;

•	less established legal and regulatory regimes in certain jurisdictions, including as relates to enforcement of anti-bribery and anti-corruption laws and the reliability of the judicial systems;

•	differing degrees of protection for intellectual property;

•	unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements;

•	new export license requirements;

•	adverse changes in tariff and trade protection measures;

•	differing labor regulations;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	restrictive governmental actions;

•	possible nationalization or expropriation;

•	credit market uncertainty;

•	differing local practices, customs and cultures, some of which may not align or comply with our Company practices and policies or U.S. laws and regulations;

•	difficulties with licensees, contract counterparties, or other commercial partners; and

•	differing local product preferences and product requirements.
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
We face foreign currency exposure on the translation into U.S. dollars of the financial results of our operations in Europe, Canada, Latin America, Asia, Africa and the Middle East and other regions. Where possible, we manage foreign currency risk by managing same currency revenue in relation to same currency expenses. We face foreign currency exposure in those countries where we have revenue denominated in the local foreign currency and expenses denominated in other currencies. Both favorable and unfavorable foreign currency impacts to our foreign currency-denominated operating expenses are mitigated to a certain extent by the natural, opposite impact on our foreign currency-denominated revenue. In addition, the repurchase of our U.S. dollar denominated debt may result in foreign exchange gains or losses for Canadian income tax purposes. One half of any foreign exchange gains or losses will be included in our Canadian taxable income. Any foreign exchange gain will result in a corresponding reduction in our available Canadian tax attributes.

In addition, in November 2016, as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar, the Egyptian pound was significantly devalued. Our exposure to the Egyptian pound is primarily with respect to Amoun Pharmaceutical Company S.A.E., which we acquired in October 2015, and which represented approximately 2% of our total 2017 and 2016 revenues. Further strengthening of the U.S. dollar and/or the devaluation of other countries' currencies could have a negative impact on our reported international revenue.
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
Following initial regulatory approval of any products, we or our partners may develop or acquire, we will be subject to continuing regulatory review by various government authorities in those countries where our products are marketed or intended to be marketed, including the review of adverse drug events and clinical results that are reported after product candidates become commercially available. In addition, we are subject to ongoing audits and investigations of our facilities and products by the FDA, as well as other regulatory agencies in and outside the U.S. For example, as a result of an inspection by the FDA at our manufacturing facility in Tampa, Florida, we received a complete response letter from the FDA, in which the FDA raised concerns pertaining to a Current Good Manufacturing Practice (“CGMP”) at such facility and identified certain deficiencies, which we were required to remediate.
If we fail to comply with the regulatory requirements in those countries where our products are sold, we could lose our marketing approvals or be subject to fines or other sanctions. Also, as a condition to granting marketing approval of a product, the applicable regulatory agencies may require a company to conduct additional clinical trials or remediate CGMP issues, the results of which could result in the subsequent loss of marketing approval, changes in product labeling or new or increased concerns about side effects or efficacy of a product.
In May 2017, the European Commission published the Medical Device Regulation (MDR) 2017/745, which replaced the Medical Device Directive (MDD). Pursuant to the terms of the new regulations, in order to continue to market medical device products in the EU, such products must achieve compliance with these new regulations and be re-registered in the EU within a specified transition period, which, for a portion of products, will end as early as May 26, 2020. These new regulations impact all of our existing and pipeline medical device products being sold in the EU for which we are legal manufacturer and/or distributor, including contact lens, lens care, eye-health, aesthetic and surgical areas, as well as certain of our products outside the EU, which rely on the EU registration to support registration in those other countries. These products, in the aggregate, account for a meaningful portion of our net revenue in this region. While we are working to ensure compliance with these new regulations for all impacted products, we may not be able to achieve compliance for all products within the applicable transition period. If we fail to achieve compliance, we will not be able to market and sell the non-compliant products in the EU, nor will we be able to rely on the non-compliant registration for such products in regions outside of the EU, which could have a material adverse effect on our business, financial condition, cash flows and results of operations in the EU and, possibly, on a consolidated basis, and could cause the market value of our common shares and/or debt securities to decline.
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
Some components and raw materials used in our manufactured products, and some finished products sold by us, are currently available only from one or a limited number of domestic or foreign suppliers. For example, with respect to some of our largest or most significant products, the supply of the finished product for each of our Siliq™, Vyzulta™, SofLens®, Wellbutrin XL®, Occuvite®, PreserVision®, Renu®, Isuprel®, Xenazine®, Uceris® tablet, Relistor® Oral and PureVision® products are only available from a single source and the supply of active pharmaceutical ingredient for each of our Siliq™, Isuprel®, Xenazine®, Relistor® Oral and Uceris® tablet products are also only available from a single source. In the event an existing supplier fails to supply product on a timely basis and/or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or we are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we may be unable to obtain the required components, raw materials or products on a timely basis or at commercially reasonable prices. We attempt to mitigate these risks by maintaining safety stock of these products, but such safety stock may not be sufficient. In addition, in some cases, only a single source of active pharmaceutical ingredient is identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval, which would involve time and expense to us. A prolonged interruption in the supply of a single-sourced raw material, including the active pharmaceutical ingredient, or single-sourced finished product could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, these third party manufacturers may have the ability to increase the supply price payable by us for the manufacture and supply of our products, in some cases without our consent.
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
We also face increasingly strict data privacy and security laws in the U.S. and in other countries, the violation of which could result in fines and other sanctions. The U.S. Department of Health and Human Services Office of Inspector General recommends, and increasingly states require pharmaceutical companies to have comprehensive compliance programs. In addition, the Physician Payment Sunshine Act enacted in 2010 imposes reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Failure to submit this required information may result in significant civil monetary penalties. While we have developed corporate compliance programs based on what we believe to be current best practices, we cannot provide assurance that we or our employees or agents are or will be in compliance with all applicable federal, state or foreign regulations and laws. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant criminal and civil fines and penalties, exclusion from federal healthcare programs or other sanctions, including consent orders or corporate integrity agreements.
The U.S. FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than in the U.S. and Canada. We cannot provide assurance that our internal control policies and procedures will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in criminal or civil penalties or remedial measures, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
In the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. The Patient Protection and Affordable Care Act, as amended by the Health Care Reform Act may affect the operational results of companies in the pharmaceutical and medical device industries, including the Company and other healthcare related industries, by imposing on them additional costs. Effective January 1, 2010, the Health Care Reform Act increased the minimum Medicaid drug rebates for pharmaceutical companies, expanded the 340B drug discount program, and made changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revised the definition of “average manufacturer price” for reporting purposes, which may affect the amount of our Medicaid drug rebates to states. Beginning in 2011, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. The law also imposed an annual tax on manufacturers of certain medical devices. The tax was deferred until January 1, 2020.
Although efforts at replacing the Health Care Reform Act have stalled in Congress, there could still be changes to this legislation in the near term. We cannot predict what those changes will be or when they will take effect, and we could face additional risks arising from such changes or changed interpretations of our obligations under the legislation. Because of this continued uncertainty, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of the Health Care Reform Act or its repeal on our business model, prospects, financial condition or results of operations, in particular on the pricing, coverage or reimbursement of any of our product candidates that may receive marketing approval. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Legislative efforts relating to drug pricing have been proposed and considered at the U.S. federal and state level. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We cannot provide assurance as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.
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
Goodwill and intangible assets represent a significant portion of our total assets. Finite-lived intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. If impairment exists, we would be required to take an impairment charge with respect to the impaired asset. For example, in in 2017 and 2016, we recognized goodwill impairments of $312 million and $1,077 million, respectively, which were the result of goodwill impairment testing triggered when certain assets of a reporting unit were reclassified as held for sale during the three months ended September 30, 2017 and our reporting segment structure was realigned during the three months ended September 30, 2016, respectively.
In January 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, goodwill impairment will be measured as the amount by which a reporting unit's carrying value exceeds its fair value. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The Company may elect to adopt this standard effective the first quarter of 2018. Once adopted, this guidance is expected to have a significant impact on the Company’s financial position, results of operations, and disclosures with respect to the Salix reporting unit.  While the fair value of a reporting unit is subject to update for events occurring subsequent to the date of impairment testing, at October 1, 2017, the Salix reporting unit had an estimated fair value of $10,660 million and a carrying value of $13,404 million, including goodwill of $5,127 million.
See Note 6, "FAIR VALUE MEASUREMENTS" and Note 9, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements for further information on these impairment charges.
Events giving rise to impairment are difficult to predict, including the uncertainties associated with the launch of new products, and are an inherent risk in the pharmaceutical and medical device industries. As a result of the significance of goodwill and intangible assets, our financial condition and results of operations in a future period could be negatively impacted should such an impairment of goodwill or intangible assets occur, which could cause the market value of our common shares and/or debt securities to decline. We may be required to take additional impairment charges in the future and such impairment charges may be material.
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
We are increasingly dependent upon sophisticated information technology systems and infrastructure in connection with the conduct of our business. We must constantly update our information technology infrastructure and we cannot provide assurance that our various current information technology systems throughout the organization will continue to meet our current and future business needs. Furthermore, modification, upgrade or replacement of such systems may be costly.
Due to the size and complexity of these systems, any breakdown, interruption, corruption or unauthorized access to or cyber-attack on these systems could create system disruptions, shutdowns or unauthorized disclosure of confidential information. Cyber-attacks are increasing in frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, worms, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for the processing, transmission and storage of digital information. While we attempt to take appropriate security and cyber-security measures to protect our data and information technology systems and to prevent such breakdowns and unauthorized breaches and cyber-attacks, we cannot guarantee that these measures will be successful and that these breakdowns and breaches in, or attacks on, our systems and data will be prevented. Such breakdowns, breaches in or attacks on our systems and data may cause business interruption and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline, and we may suffer financial damage or other loss, including fines or criminal penalties because of lost or misappropriated information.
In addition, we provide confidential, proprietary and personal information to third parties when necessary to pursue our business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk that the confidentiality of data held by third parties may be compromised. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be injured, resulting in loss of business and/or morale, and we may incur costs to remediate possible injury to our customers and employees or be required to pay fines or take other action with respect to judicial or regulatory actions arising out of such incidents.
Our operating results and financial condition may fluctuate.
Our operating results and financial condition may fluctuate from quarter to quarter for a number of reasons. In addition, our stock price is volatile. The following events or occurrences, among others, could cause fluctuations in our financial performance and/or stock price from period to period:

•	development and launch of new competitive products;

•	the timing and receipt of FDA approvals or lack of approvals;

•	costs related to business development transactions;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe certain of our products;

•	increases in the cost of raw materials used to manufacture our products;

•	FDA regulatory actions relating to our manufacturers;

•	manufacturing and supply interruptions;

•	our responses to price competition;

•	expenditures as a result of legal actions (and settlements thereof), including the defense of our patents and other intellectual property;

•	market acceptance of our products;

•	the timing of wholesaler and distributor purchases and success of our wholesaler and distributor arrangements;

•	general economic and industry conditions, including potential fluctuations in interest rates;

•	changes in seasonality of demand for certain of our products;

•	foreign currency exchange rate fluctuations;

•	changes to, or the confidence in, our business strategy;

•	changes to, or the confidence in, our management; and

•	expectations for future growth.
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

We restated our previously issued audited financial statements for the year ended December 31, 2014 and the unaudited financial information for the quarters ended December 31, 2014 and March 31, 2015. This restatement and the review of the misstatements that necessitated the restatement was time consuming and expensive and could expose us to potential claims and additional risks that could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In particular, we could be subject to further shareholder litigation and additional governmental investigations and proceedings in connection with the restatements or related other matters. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, although the remediation of the material weaknesses in our internal control over financial reporting that contributed to the material misstatements in the consolidated financial statements previously described has been completed, if our remedial measures were insufficient to properly and fully address the material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and there will continue to be an increased risk of future misstatements.
To the extent we resume business development activities through acquisitions, we may be unable to identify, acquire, close or integrate acquisition targets successfully.
Part of our historic business strategy has included the acquisition of businesses, products, technologies or other assets. Although we expect the volume and size of acquisitions to be much lower for the foreseeable future as compared to prior periods, we anticipate that business development through acquisitions may continue to be a component of our long-term strategy. Should we elect to engage in any acquisitions in the future, acquisitions or similar arrangements may be complex, time consuming and expensive. We may not consummate some negotiations for acquisitions or other arrangements, which could result in significant diversion of management and other employee time, as well as substantial out-of-pocket costs. If such transactions are not completed for any reason, we will be subject to several risks, including the following: (i) the market price of our common shares may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a negative perception by the market of us generally and a decline in the market price of our common shares and (ii) many costs relating to the such transactions may be payable by us whether or not such transactions are completed. If an acquisition is consummated, the integration of the acquired business, product or other assets into our Company may also be complex and time-consuming and, if such businesses, products and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Furthermore, we have incurred, and may incur in the future, restructuring and integration costs and a number of non-recurring transaction costs associated with these acquisitions, combining the operations of the Company and the acquired company and achieving desired synergies. These fees and costs may be substantial. These acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated. We may also fail to achieve the anticipated benefits and successes of such acquisitions.
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
Certain of our products are the subject of third party distribution or sublicense agreements, pursuant to which we may manufacture and sell products to other companies, which distribute such products in return for a royalty or a supply price, in both cases which are often based on net sales. Our ability to control pricing and volume of these products may be limited and, in some cases, these companies make all distribution and pricing decisions independently of us. If the pricing or volume of such products declines, our revenues would be adversely impacted which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
The illegal distribution and sale of counterfeit versions of our products may reduce demand for our products or have a negative impact on the reputation of our products, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Third parties may illegally distribute and sell counterfeit versions of our products, which do not meet or adhere to the rigorous quality, safety, manufacturing, storage and handling standards and regulations that apply to our products. The prevalence of counterfeit products is a growing industry-wide issue due to the widespread use of the Internet, which has greatly facilitated the ease by which counterfeit products can be advertised, purchased and delivered. The discovery of safety or efficacy issues, adverse events or even death or personal injury associated with or caused by counterfeit products may be attributed to our products and may cause reputational harm to our products or the Company. We may not be able to detect or, if detected, prevent or prohibit the sale of such counterfeit products. As a result, the illegal sale or distribution of counterfeit products may negatively impact the demand for and sales of our products, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We own and lease a number of important properties. Our headquarters and one of our manufacturing facilities are located in Laval, Quebec. We have several manufacturing facilities throughout the U.S. We also own or have an interest in manufacturing plants or other properties outside the U.S., including in Canada, Mexico, and certain countries in Europe, North Africa, Asia and South America.
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
We believe that we have sufficient facilities to conduct our operations during 2018. Our facilities include, among others, the following list of principal properties by segment:

Location	Purpose	Owned or Leased	Approximate Square Footage
Laval, Quebec, Canada	Corporate headquarters, R&D, manufacturing and warehouse facility	Owned	337,000
Bridgewater, New Jersey(1)	Administration	Leased	310,000
Bausch + Lomb/International
Jelenia Gora, Poland	Offices, R&D, manufacturing and warehouse facility	Owned	1,710,000
Rochester, New York	Offices, R&D and manufacturing facility	Owned	953,000
San Juan del Rio, Mexico	Offices and manufacturing facility	Owned	853,000
El Obour City, Egypt	Offices, R&D, manufacturing and warehouse facility	Owned	628,000
Waterford, Ireland	R&D and manufacturing facility	Owned	487,000
Greenville, South Carolina	Distribution facility	Leased	432,000
Jinan, China	Offices and manufacturing facility	Owned	420,000
Rzeszow, Poland	Offices, R&D, manufacturing and warehouse facility	Owned	415,000
Berlin, Germany	Manufacturing, distribution and office facility	Owned	339,000
Chattanooga, Tennessee	Distribution facility	Leased	240,000
Greenville, South Carolina	Manufacturing and distribution facility	Owned	225,000
Amsterdam, Netherlands	Offices and warehouse facility	Leased	217,000
Mexico City, Mexico	Offices and manufacturing facility	Owned	191,000
Tampa, Florida	R&D and manufacturing facility	Owned	176,000
Belgrade, Serbia	Offices and manufacturing facility	Owned	161,000
Aubenas, France	Offices, manufacturing and warehouse facility	Owned	149,000
St. Louis, Missouri	Manufacturing facility	Owned	140,000
Myslowice, Poland	Warehouse facility	Leased	136,000
Mancherio, Italy	Offices, R&D, manufacturing and warehouse facility	Owned	134,000
Lynchburg, Virginia	Distribution facility	Owned	116,000
Clearwater, Florida	Manufacturing facility	Owned	102,000
Beijing, China	Warehouse facility and distribution	Leased	100,000
Medellin, Colombia	Offices, R&D, manufacturing and warehouse facility	Leased	97,000
Beijing, China	Offices and manufacturing facility	Owned	96,000
Cheonan, Korea	Offices and manufacturing facility	Owned	62,000
Branded Rx
Steinbach, Manitoba, Canada	Offices, manufacturing and warehouse facility	Owned	250,000
Vaughn, Ontario, Canada	Offices, warehouse facility and distribution	Leased	65,000
____________________________________
(1) — A lease for a second building in Bridgewater, New Jersey was signed in 2015 and was not included in the square footage shown in the table above as the Company never occupied the second building. In 2016, the Company concluded that it would not occupy the second building and recognized the appropriate charge for all future rents due, net of the anticipated sub-let income associated with the second building.

Item 3.    Legal Proceedings
See Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for details on legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares are traded on the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) under the symbol “VRX”. The following table sets forth the high and low the market price of our common shares on the NYSE and TSX during the periods indicated.

	NYSE in USD		TSX in CAD
	High	Low	High	Low
2017
First quarter	17.55	10.35	23.14	13.82
Second quarter	18.25	8.31	23.75	11.20
Third quarter	18.17	12.89	22.69	15.83
Fourth quarter	22.81	10.94	29.28	14.01
2016
First quarter	105.93	25.75	149.01	32.35
Second quarter	38.50	18.55	50.18	24.32
Third quarter	32.74	19.61	42.25	25.55
Fourth quarter	24.89	13.00	32.70	17.42
_______________
Sources: NYSE.net, TSX Historical Data Access
Market Price Volatility of Common Shares
Market prices for the securities of pharmaceutical, medical devices and biotechnology companies, including our securities, have historically been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in our operating results, the aftermath of public announcements by us or by others about us, changes in our executive management, changes in our business strategy, concern as to the safety of drugs and medical devices, the commencement or outcome of legal or governmental proceedings, changes in our ability to access credit markets, changes in the cost of capital, investigations or inquiries, and general market conditions can have an adverse effect on the market price of our common shares and other securities. For example, during 2015 and 2016, we experienced significant fluctuations and decreases in the market price of our common shares as a result of, among other things, legal and governmental proceedings and investigations with respect to certain of our distribution, marketing, pricing, disclosure and accounting practices, rising interest rates and certain public allegations made by short sellers and other third parties relating to certain of these matters. See Item 1A “Risk Factors” of this Form 10-K for additional information.
Holders
The approximate number of holders of record of our common shares as of February 22, 2018 was 3,064.

Performance Graph
The following graph compares the cumulative total return on a $100 investment on January 1, 2013, assuming reinvestment of all dividends, in: (i) our common shares, (ii) the S&P 500 Index, (iii) the S&P/TSX Composite Index and (iv) a composite peer group of 12 major U.S. based pharmaceutical companies for the five years ended December 31, 2017. The composite peer group of 12 major U.S. based pharmaceutical companies consists of Allergan PLC, Amgen Inc., Biogen Inc., Bristol-Myers Squibb Co, Celgene Corp, Danaher Corp, Eli Lilly And Co, Gilead Sciences Inc., Mylan NV, Perrigo Company PLC, Shire PLC and Vertex Pharmaceuticals Inc.

$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Valeant Pharmaceuticals International, Inc.
S&P 500
S&P/TSX Composite
Peer Group

	2012	2013	2014	2015	2016	2017
Valeant Pharmaceuticals International, Inc.	100	196	239	170	24	35
S&P 500	100	132	151	153	171	208
S&P/TSX Composite	100	113	125	115	139	151
Peer Group	100	162	210	227	190	206
Dividends
No dividends were declared or paid in 2017, 2016 or 2015. While our Board of Directors will review our dividend policy periodically, we currently do not intend to pay any cash dividends in the foreseeable future. In addition, our Credit Agreement and indentures include restrictions on the payment of dividends.  See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details regarding these restrictions.
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
As long as the common shares are then listed on a “designated stock exchange”, which currently includes the NYSE and TSX, the common shares generally will not constitute taxable Canadian property of a U.S. Holder, unless: (a) at any time during the 60-month period preceding the disposition, the U.S. Holder, persons not dealing at arm’s length with such U.S. Holder or the U.S. Holder together with all such persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company and more than 50% of the fair market value of the common shares was derived, directly or indirectly, from any combination of: (i) real or immoveable property situated in Canada, (ii) “Canadian resource property” (as such term is defined in the Canadian Tax Act), (iii) “timber resource property” (as such term is defined in the Canadian Tax Act) or (iv) options in respect of, or interests in, or for civil law rights in, any such properties whether or not the property exists or the common shares are otherwise deemed to be taxable Canadian property.
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
Dividends on Common Shares
Dividends paid or credited on the common shares or deemed to be paid or credited on the common shares to a U.S. Holder that is the beneficial owner of such dividends will generally be subject to non-resident withholding tax under the Canadian Tax Act and the U.S. Treaty at the rate of: (a) 5% of the amounts paid or credited if the U.S. Holder is a company that owns (or is deemed to own) at least 10% of our voting stock or (b) 15% of the amounts paid or credited in all other cases. The rate of withholding under the Canadian Tax Act in respect of dividends paid to non-residents of Canada is 25% where no tax treaty applies.
Securities Authorized for Issuance under Equity Compensation Plans
Information required under this Item will be included in our definitive proxy statement for the 2018 Annual Meeting of Shareholders expected to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K (the “2018 Proxy Statement”), and such required information is incorporated herein by reference.
Purchases of Equity Securities by the Company and Affiliated Purchases
There were no purchases of equity securities by the Company during the fourth quarter of the year ended December 31, 2017.

Item 6.    Selected Financial Data
The following tables of selected consolidated financial data of our Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The data is qualified by reference to, and should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto prepared in accordance with U.S. GAAP. See Item 15 “Exhibits and Financial Statement Schedules” and the discussion in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to this Form 10-K.

	Years Ended December 31,
(in millions, except per share data)	2017	2016	2015	2014	2013
Consolidated operating data:
Revenues	$8,724	$9,674	$10,447	$8,206	$5,770
Operating income (loss)	$102	$(566)	$1,527	$2,001	$(410)
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$2,404	$(2,409)	$(292)	$881	$(866)
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.
Basic	$6.86	$(6.94)	$(0.85)	$2.63	$(2.70)
Diluted	$6.83	$(6.94)	$(0.85)	$2.58	$(2.70)
Cash dividends declared per share	$—	$—	$—	$—	$—

	At December 31,
(in millions)	2017	2016	2015	2014	2013
Consolidated balance sheet information:
Cash and cash equivalents	$720	$542	$597	$323	$600
Working capital	$478	$1,468	$194	$1,423	$1,373
Total assets	$37,497	$43,529	$48,965	$26,305	$27,933
Long-term debt, including current portion	$25,444	$29,846	$31,088	$15,229	$17,330
Common shares	$10,090	$10,038	$9,897	$8,349	$8,301
Valeant Pharmaceuticals International, Inc. shareholders’ equity	$5,849	$3,152	$5,910	$5,279	$5,119

Number of common shares issued and outstanding	348.7	347.8	342.9	334.4	333.0
The following are the significant items affecting the comparability of the selected financial information for the periods presented:
Acquisitions - The Company completed a series of mergers and acquisitions, the most significant, of which, were the acquisition of Amoun Pharmaceutical Company S.A.E. (October 19, 2015), the acquisition of Sprout Pharmaceuticals, Inc. ("Sprout") (the "Sprout Acquisition") (October 1, 2015), the acquisition of Salix Pharmaceuticals, Ltd. (April 1, 2015) and the acquisition of Bausch & Lomb Holdings Incorporated (August 5, 2013).  The assets, liabilities and results of operations of these and other acquisitions are included in the reported amounts effective upon the respective acquisition dates. See Note 3, "ACQUISITIONS" to our audited Consolidated Financial Statements for additional information.
Divestitures - In order to better focus on our core businesses, we have divested businesses that were not considered core to our ongoing operations or the needs of our primary-customer base. The most significant of these divestitures include the divestitures of the Obagi Medical Products, Inc. business (November 9, 2017), the iNova Pharmaceuticals business (September 29, 2017), the Company's equity interest in Dendreon Pharmaceuticals LLC (June 28, 2017) and the Company's interests in the CeraVe®, AcneFree™ and AMBI® skincare brands (March 3, 2017).  The assets, liabilities and results of operations of these and other divestitures and discontinuances are included in the reported amounts through the date of the respective divestiture and discontinuance dates. See Note 4, "DIVESTITURES" to our audited Consolidated Financial Statements for additional information.
Restructuring and Integration Costs - In connection with certain acquisitions previously noted, the Company incurred cost-rationalization and integration initiatives in order to capture operating synergies, which generated cost savings across the Company. In 2017, 2016, 2015, 2014 and 2013, Restructuring and integration costs were $52 million, $132 million, $362 million, $382 million and $462 million, respectively. See Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our audited Consolidated Financial Statements for additional information.
Goodwill Impairments - In 2017 and 2016, Operating income included Goodwill impairments of $312 million and $1,077 million, respectively. These Goodwill impairments were the result of goodwill impairment testing triggered when certain assets of a reporting unit were reclassified as held for sale during the three months ended September 30, 2017 and our reporting segment structure was realigned during the three months ended September 30, 2016, respectively.

Net Gains on Sales of Assets - In 2017, Operating income includes the net gains on sales of assets of $580 million related to the 2017 divestitures previously discussed. In 2014, Operating income includes the net gains on sales of assets of $251 million, primarily driven by a $324 million gain related to the divestiture of facial aesthetic fillers and toxins.
Benefit from Income Taxes - In 2017, Net income (loss) attributable to Valeant Pharmaceuticals International, Inc. includes non-cash deferred income tax benefits of approximately $4,145 million related to: (i) adjustments to previously recorded outside basis differences as a result of the Company’s internal corporate restructuring, and (ii) the accounting for the U.S. Tax Cuts and Jobs Act of 2017.
Debt Issuance, Refinancing, Interest Expense, and Loss on Extinguishment of Debt - We completed a series of transactions which allowed us to obtain the necessary financing to fund the acquisitions previously discussed and refinance certain of our debt arrangements under our Senior Secured Credit Facilities and our Senior Unsecured Notes to extend the maturities of the refinanced debt. See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for additional information. These transactions impacted Net income (loss) attributable to Valeant Pharmaceuticals International, Inc. for the periods presented as follows:

•
Interest Expense was $1,840 million, $1,836 million, $1,563 million, $971 million and $844 million in 2017, 2016, 2015, 2014 and 2013, respectively.  The increase in interest expense over this time is reflective of the additional debt obtained to finance the acquisitions previously discussed and, to a lesser extent, increases in the stated rates of interest for our debt obligations.

•
Loss on extinguishment of debt was $122 million, $0, $20 million, $130 million and $65 million in 2017, 2016, 2015, 2014 and 2013, respectively, and was incurred in connection with the refinancing of our debt obligations.

•	Weighted average stated rate of interest was 6.07%, 5.75%, 5.10%, 5.20% and 5.35%, as of as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through February 28, 2018 and should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Additional company information, including this Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
Valeant Pharmaceuticals International, Inc. (“we”, “us”, “our” or the “Company”) is a global company whose mission is to improve people’s lives with our health care products. We develop, manufacture and market a range of branded, generic and branded generic pharmaceuticals, medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices) and over-the-counter (“OTC”) products, primarily in the therapeutic areas of eye-health, gastroenterology and dermatology.
We generated revenues for 2017, 2016 and 2015, of $8,724 million, $9,674 million and $10,447 million, respectively. Our portfolio of products falls into three reportable segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. These segments are discussed in detail in Note 23, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements.

•
The Bausch + Lomb/International segment consists of: (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products, primarily comprised of Bausch + Lomb products, with a focus on the Vision Care, Surgical, Consumer and Ophthalmology Rx products and (ii) sales in Canada, Europe, Asia, Australia and New Zealand, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products and Bausch + Lomb products.

•
The Branded Rx segment consists of sales in the U.S. of: (i) Salix products (gastrointestinal (“GI”) products), (ii) Ortho Dermatologics (dermatological products) and (iii) oncology (or Dendreon), dentistry and women’s health products (or Sprout). As a result of the divestiture of the Company's equity interest in Dendreon Pharmaceuticals LLC (“Dendreon”) on June 28, 2017 and Sprout Pharmaceuticals, Inc. (“Sprout”) on December 20, 2017, the Company has exited the oncology and women's health business, respectively.

•
The U.S. Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics which includes the Solta business and the Obagi Medical Products, Inc. (“Obagi”) business (the sale of the Obagi business was completed on November 9, 2017) and (ii) authorized generic (“AG”) products.

We are focused on the therapeutic areas of eye-health, gastroenterology and dermatology which we believe have the potential for strong operating margins and offer growth opportunities. We identify these businesses as “core”, meaning that we believe we are best positioned to grow and develop them. Through our output-focused R&D (“R&D”) model previously discussed in the section "Business Strategy", we have advanced certain development programs to drive commercial growth, while creating efficiencies in our R&D efforts and expenses. These R&D projects include certain products that we have dubbed our "Significant Seven", which are products recently launched or expected to launch in the near term pending completion of testing and receiving FDA approval. Our Significant Seven are: (i) Vyzulta™ (Bausch + Lomb), (ii) Siliq™ (psoriasis), (iii) Jemdel™ (psoriasis), (iv) Lumify™ (Bausch + Lomb), (v) Duobrii™ (psoriasis), (vi) Relistor® (GI) and (vii) the Bausch + Lomb ULTRA® product lines (Bausch + Lomb). As outlined later in the discussion of our transformation, although the 2017 revenues associated with our Significant Seven are not material, we believe the prospects for this group of products over the next five years are substantial.
History
Following the Company’s (then named Biovail Corporation) acquisition of Valeant Pharmaceuticals International on September 28, 2010, we supplemented our internal R&D efforts with strategic acquisitions to expand our portfolio offerings and geographic footprint. In 2013, we acquired Bausch & Lomb Holdings Incorporated (“B&L”) (the “B&L Acquisition”), a global eye-health company that focuses on developing, manufacturing and marketing eye-health products, including contact lenses, contact lens care solutions, ophthalmic pharmaceuticals and ophthalmic surgical products. In 2015, we acquired Salix Pharmaceuticals, Ltd. (“Salix”) (the “Salix Acquisition”), a specialty pharmaceutical company dedicated to developing and commercializing prescription drugs and medical devices used in treatment of a variety of GI disorders with a portfolio of over 20 marketed products, including Xifaxan®, Uceris®, Apriso®, Glumetza® and Relistor®. In 2015, we acquired the exclusive licensing rights to develop and commercialize brodalumab, an IL-17 receptor monoclonal antibody for patients with moderate-to-severe plaque psoriasis for which, following internal development work, on February 15, 2017, we received approval from the U.S. Food and Drug Administration (“FDA”). On July 27, 2017, we launched this product in the U.S., marketed as Siliq™. We believe the investments we have made in B&L, Salix, brodalumab and other acquisitions, as well as our ongoing investments in our internal R&D efforts, are helping us to capitalize on the core geographies and therapeutic classes that have the potential for strong operating margins and offer attractive growth opportunities. While business development through acquisitions may continue to be a component of our long-term strategy, we have made minimal acquisitions since 2015 and expect the volume and size of acquisitions to be low in the foreseeable future. See Note 3, "ACQUISITIONS" to our audited Consolidated Financial Statements for additional details regarding acquisitions.
Our Transformation
Prior to 2016, we had completed a series of mergers and acquisitions which were in-line with the Company’s previous strategy for growth. However, in response to changing business dynamics within our Company, we recognized the need to change our focus in order to build a world-class health care organization.  In 2016, we retained a new executive team which immediately implemented a multi-year plan to stabilize, turnaround and transform the Company.
Stabilize
In 2016 the new executive team: (i) identified and retained a new leadership team, (ii) enhanced the Company's focus on core assets, which enabled the Company to recruit and retain stronger talent for its sales initiatives and (iii) realigned the Company’s operations to improve transparency and operational efficiency and better support the Company's sales force. Once in place, the new leadership team began executing on the turnaround phase of the multi-year action plan and delivering on commitments to narrow the Company's activities to our core businesses where we believe we have an existing and sustainable competitive edge and to identify opportunities to improve operational efficiencies and our capital structure.
Turnaround
Throughout 2017 and into 2018, the Company continues to execute on its commitments to stabilize and turnaround the Company. During this time, we: (i) have better defined our core businesses, (ii) made measurable progress in improving our capital structure and (iii) have been aggressively addressing and resolving certain legacy matters to eliminate disruptions to our operations.
Focus on Core Businesses
We have found and continue to believe that there is significant opportunity in the: (i) eye-health, (ii) GI and (iii) dermatology businesses. We believe that our existing portfolio, commercial footprint and pipeline of product development projects position us to successfully compete in these markets and provide us with the greatest opportunity to build value for our shareholders. We identify these businesses as “core”, meaning that we believe we are best positioned to grow and develop them. By narrowing our focus, we have the opportunity to reduce complexity in our operations and maximize the value of our core businesses. In order to focus our efforts, we performed a review of our portfolio of assets within these core businesses to identify those products where we believe we have, and can maintain, a competitive advantage and we continue to define and shape our operations and business strategies around these assets.
Once we committed to our core businesses, we began analyzing what to do with those business units and assets that fall outside our definition of “core”. In order to focus on our objectives, we began divesting businesses and assets, which in each case, were not aligned with our core business objectives. This step not only allowed us to better focus our internal resources on our eye-health, GI and dermatology businesses, but also provided us with significant sources of capital which we used to reduce our debt and improve our capital structure.
As a result of the focus on our core businesses and the divestitures of businesses not aligned with our core business objectives, as well as reduced sales of products in other segments due to the loss of exclusivity, we are seeing a greater portion of our revenues driven by our core businesses. In 2017 and 2016, our Bausch + Lomb, GI and dermatology revenues collectively represented approximately 66% and 62% of our total revenues, respectively. We expect this percentage to increase in 2018, as our recent and expected product launches are focused on these core businesses, and the year-on-year comparison to widen as a result of the impact of 2017 divestitures of non-core businesses. The increase in this percentage demonstrates our convictions in these businesses.
Begin Redirecting the Allocation of Capital to Drive Growth
The ranking of our business units during 2016 changed our view of how capital should be allocated across our activities. In support of our core activities, our leadership team aggressively reallocated resources to: (i) promote our core businesses, (ii) make strategic investments in our infrastructure and (iii) direct R&D to our Bausch + Lomb, GI and dermatology businesses to drive growth. The outcome of this process allows us to better drive value in our product portfolio and generate operational efficiencies.

Promotion of our Core Businesses - To position the Company to drive the value of our core assets, we made a number of leadership changes and took steps to increase our promotional and sales force efforts, particularly in our GI and dermatology businesses.
In support of our GI business, we initiated a significant sales force expansion program in December 2016 to reach potential primary care physician (“PCP”) prescribers of Xifaxan® for irritable bowel syndrome with diarrhea (“IBS-D”) and Relistor® tablets for opioid induced constipation (“OIC”). In the first quarter of 2017, we hired approximately 250 trained and experienced sales force representatives and managers to create, bolster and sustain deep relationships with PCPs. With approximately 70 percent of IBS-D patients initially presenting symptoms to a PCP, we believe that the dedicated PCP sales force will be positioned to reach more patients in need of IBS-D treatment. The investment in these additional sales resources, including an increase in associated promotional costs, was in excess of $50 million in 2017. We consider these amounts well spent as they have allowed us to better capitalize on the potential of Xifaxan®. In addition, we have expanded our dedicated pain sales representatives to strengthen our position in the OIC market, and established a nurse educator team to educate clinical staff within top institutions.
Strategic Investments in our Infrastructure - In support of our core businesses we have and continue to make strategic investments in our infrastructure, with the most significant investments seen at our Waterford facility in Ireland and our Rochester facility in New York. The investments at these facilities were made primarily in support of our Biotrue® ONEday and Bausch + Lomb ULTRA® contact lens businesses globally and our Bausch + Lomb Aqualox® contact lens business in Japan.
Waterford Facility Expansion
Our Bausch + Lomb Waterford facility is a multi-functional site, serving as one of our biggest production facilities for contact lenses and R&D facilities for the development of contact lenses with advanced development and analytical laboratories. Products developed in Waterford are exported globally with approximately 50% of the lenses shipped to Japan and Asia; 20% to countries within the Europe, Middle East and Africa; and 30% to North and South America. As a result, the Waterford facility is regulated and audited by a number of global regulatory agencies, including the FDA, the Japanese Ministry of Health, the Irish Medicines Board and the Health Products Regulatory Authority of Ireland.
In July 2017, we placed into service a multi-year, $175 million strategic expansion project, which increased the size of the Waterford facility by approximately 120,000 square feet and introduced new production lines that significantly increased the facility’s production capacity. The emphasis of the expansion project was to: (i) develop new technology to manufacture, automatically inspect and package contact lenses, (ii) bring that technology to full validation and (iii) increase the size of the Waterford site to meet the forecasted demand for our new daily disposal contact lens Biotrue® ONEday, which was developed and brought to market from Waterford. As a result of the increased production capacity and in support of our core Bausch + Lomb business, we added approximately 300 production employees since the project’s inception and succeeded in increasing production, which, in 2017, was over 30% higher than it was in 2015 at the facility. To meet the forecasted demand for our Biotrue® ONEday lenses, we continue to invest in this facility, budgeting an additional $30 million to bring up additional production lines, which we expect to have operational in 2018.
Rochester Facility Upgrades
The Rochester facility has been serving as our production site for a significant portion of our Bausch + Lomb planned replacement contact lens products. In connection with our new emphasis on our Key Seven Products, we needed to create a designated production facility to meet the expected demand for our Bausch + Lomb ULTRA® contact lens business globally and our Bausch + Lomb Aqualox® contact lens business in Japan.
In December 2017, we completed a multi-year, $200 million strategic project, which provided substantial upgrades to our Rochester facility and significantly increased its production capacity. The emphasis of the project was to: (i) update the facility's infrastructure, manufacturing technology and equipment, (ii) increase the facility’s production capacity in support of our Bausch + Lomb Ultra® and Bausch + Lomb Aqualox® product lines and (iii) better support the production of other well established products lines, such as our PureVision®, PureVision®2 (SVS, Toric, and Multifocal), SofLens® 38 and SilSoft contact lenses. As a result of the increase in production capacity and in support of our core Bausch + Lomb business, we added approximately 120 production employees since the project’s inception and succeeded in increasing production at this facility. To meet the forecasted demand for our Bausch + Lomb ULTRA® and Bausch + Lomb Aqualox® lenses and our other existing Bausch + Lomb products, we continue to invest in this facility, budgeting an additional $23 million to continue to enhance our production technologies and capacity at the facility, much of which we expect to bring on line in 2018.
We believe the investments in our Waterford and Rochester facilities and related labor forces further demonstrates the growth potential we see in our Bausch + Lomb branded products.

Direct R&D Investment to our Bausch + Lomb, GI and Dermatology Businesses to Drive Growth - Our R&D organization focuses on the development of products through clinical trials. Currently, we have approximately 100 R&D projects in our global pipeline and we launched and/or relaunched over 120 products globally during 2017. As of December 31, 2017, approximately 1,000 dedicated R&D and quality assurance employees in 23 R&D facilities were involved in our R&D efforts.
Our R&D expenses for 2017, 2016 and 2015, were $361 million, $421 million and $334 million, respectively. In 2016, we increased our R&D expenditures as we transitioned away from the Company's previous strategy of growth by acquisition and moved toward our current strategy of organic growth supported by investment in R&D.
Although R&D expense in 2017 was lower when compared to 2016 by $60 million, R&D expense as a percentage of revenue was approximately 4% in 2017 and 2016. The decrease in dollars spent in 2017 is attributable to year over year phasing, as we completed the R&D investment in SiliqTM and other recently launched products requiring investment in 2016, removed projects related to businesses divested in 2017 and rebalanced our portfolio to better align with our long-term plans and focus on our Bausch + Lomb, GI and dermatology businesses.
Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our new strategy. In 2018, we anticipate R&D expense as a percentage of revenue to exceed 4%, which demonstrates our consistent commitment to our organic growth supported by investment in R&D strategy. In the U.S. alone, we have 71 projects focused on our core businesses in our pipeline and anticipate submitting over 60% of those projects for FDA approval in 2018 and 2019.
Core assets that have received a significant portion of our R&D investment are listed below.

•
Dermatology - Duobrii™ (provisional name), under development as IDP-118, is the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of moderate-to-severe plaque psoriasis in adults.  Halobetasol propionate and tazarotene are each approved to treat plaque psoriasis when used separately, but are limited in duration of use.  Halobetasol propionate may be used for up to two weeks and tazarotene may be limited due to irritation.  Based on existing data from clinical studies, the combination of these ingredients in Duobrii™ with a dual mechanism of action, potentially allows for expanded duration of use, with reduced adverse events.  On November 2, 2017, we announced that the FDA accepted for review our New Drug Application (“NDA”) for Duobrii™ and set a Prescription Drug User Fee Act (“PDUFA”) action date of June 18, 2018.

•
Dermatology - Jemdel™ (provisional name), under development as IDP-122, is a novel product that contains a unique, lower concentration of halobetasol propionate for the treatment of moderate-to-severe psoriasis. Halobetasol propionate is approved to treat plaque psoriasis, but is limited in duration of use. Based on existing data from clinical studies, this novel formulation potentially allows for expanded duration of use. On February 14, 2018, we announced that the FDA accepted for review our NDA for Jemdel™ and set a PDUFA action date of October 5, 2018.

•
Bausch + Lomb - Bausch + Lomb ULTRA® for Astigmatism is a monthly planned replacement contact lens for astigmatic patients.  The Bausch + Lomb ULTRA® for Astigmatism lens was developed using the proprietary MoistureSeal® technology. In addition, the Bausch + Lomb ULTRA® for Astigmatism lens integrates an OpticAlign™ design engineered for lens stability and to promote a successful wearing experience for the astigmatic patient. We launched this product and the extended power range for this product in 2017.

•
Dermatology - On July 27, 2017, we launched Siliq™ in the U.S. Siliq™ is an IL-17 receptor blocker monoclonal antibody biologic for treatment of moderate-to-severe plaque psoriasis, which we estimate to be an over $5,000 million market in the U.S. The FDA approved the Biologics License Application (“BLA”) for Siliq™ injection for subcutaneous use for the treatment of moderate-to-severe plaque psoriasis in adult patients who are candidates for systemic therapy or phototherapy and have failed to respond or have lost response to other systemic therapies. Siliq™ has a Black Box Warning for the risks in patients with a history of suicidal thoughts or behavior and was approved with a Risk Evaluation and Mitigation Strategy involving a one-time enrollment for physicians and one-time informed consent for patients.

•
Bausch + Lomb - Vyzulta™ (latanoprostene bunod ophthalmic solution, 0.024%) is an intraocular pressure lowering single-agent eye drop dosed once daily for patients with open angle glaucoma or ocular hypertension and was launched in December 2017.

•	Dermatology - IDP-126 is an acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene, currently in Phase 2 testing.

•
Bausch + Lomb - Lumify™ (brimonidine tartrate ophthalmic solution, 0.025%) eye drops was developed as an ocular redness reliever and was approved by the FDA in December 2017 and is expected to launch in April 2018.

•	Gastrointestinal - A new formulation of rifaximin, which we acquired as part of the Salix Acquisition, is in progress.

•
Dermatology - Altreno™ (provisional name) is the first lotion (rather than a gel or cream) product containing tretinoin for the treatment of acne. The FDA has accepted for review our NDA for Altreno™ and set a PDUFA action date of August 27, 2018.

•
Dermatology - IDP-120 is an acne product with a fixed combination of mutually incompatible ingredients; benzoyl peroxide and tretinoin. We plan to begin Phase 3 testing of this product in the first half of 2018.

•	Dermatology - IDP-123 is an acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while keeping efficacy, currently in Phase 3 testing.

•
Gastrointestinal - NER1006 (provisionally named Plenvu®) is a novel, lower-volume polyethylene glycol-based bowel preparation that has been developed to help provide complete bowel cleansing, with an additional focus on the ascending colon. NER1006 was licensed to Salix in August 2016 by Norgine B.V. In June 2017, we announced that the FDA accepted for review our NDA for NER1006. In February 2018, we announced that the FDA had extended the PDUFA action date to May 13, 2018 to allow the FDA more time to review additional data that we had recently provided at its request. We continue to expect a FDA decision in 2018

•
Bausch + Lomb - In April 2017, we launched our Stellaris Elite™ Vision Enhancement System. The Stellaris Elite™ Vision Enhancement System is our next generation phacoemulsification cataract platform, which offers new innovations, as well as the opportunity to add upgrades and enhancements every one to two years. Stellaris Elite™ is the first phacoemulsification platform on the market to offer Adaptive Fluidics™, which combines aspiration control with predictive infusion management to create a responsive and controlled surgical environment for efficient cataract lens removal.

•
Bausch + Lomb - VitesseTM is a hypersonic vitrectomy system for the removal of the vitreous humor gel that fills the eye cavity to provide better access to the retina and allow for a variety of repairs, including the removal of scar tissue, laser repair of retinal detachments and treatment of macular holes. Available exclusively on the Stellaris Elite system, VitesseTM liquefies tissue in a highly-localized zone at the edge of the port to increase the level of surgical control and precision to vitrectomies. We launched this product on a limited basis in October 2017.

•
Dermatology - Next Generation Thermage FLXTM is a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics, expand clinical indication set and improve patient outcomes. On September 22, 2017, we received 510(k) clearance from the FDA and launched this product on a limited basis as part of our Solta business.

•	Bausch + Lomb - We have filed a Premarket Approval application with the FDA on October 31, 2017 for 7-day extended wear for our Bausch + Lomb ULTRA® monthly planned replacement contact lenses.

•
Bausch + Lomb - Biotrue® ONEday for Astigmatism is a daily disposable contact lens for astigmatic patients. The Biotrue® ONEday lenses incorporates Surface Active TechnologyTM to provide a dehydration barrier.  The Biotrue® ONEday for Astigmatism also includes evolved peri-ballast geometry to deliver stability and comfort for the astigmatic patient. We launched this product in December 2016 and launched the complete extended power range in 2017.

•
Bausch + Lomb - Bausch + Lomb ULTRA® for Presbyopia is a monthly planned replacement contact lens for presbyopic patients. The Bausch + Lomb ULTRA® for Presbyopia lens was developed using the proprietary MoistureSeal® technology. In addition, the Bausch + Lomb ULTRA® for Presbyopia lens integrates a 3 zone progressive design for near, intermediate and distance vision. We launched expanded parameters of this product throughout 2017.

•
Bausch + Lomb - Bausch + Lomb ScleralFil® solution is a novel contact lens care solution that makes use of a preservative free buffered saline solution for use with the insertion of scleral lenses and was launched in 2017.

•
Bausch + Lomb - Bausch + Lomb Renu® Advanced Formula multi-purpose solution is a novel soft and silicone hydrogel contact lens solution that makes use of three disinfectants and two moisture agents and was launched in May 2017.

•
Bausch + Lomb - We are developing a new Ophthalmic Viscosurgical Device product, with a formulation to protect corneal endothelium during Phaco emulsification process during a cataract surgery and to help chamber maintenance and lubrication during interocular lens delivery. The planned investigative device exemption (“IDE”) study is scheduled to begin in the first half of 2018.

•
Dermatology - Traser™ is an energy-based platform device with significant versatility and power capabilities to address various dermatological conditions, including vascular and pigmented lesions. We are planning to launch this product in the second half of 2019 as part of our Solta business.

•
Bausch + Lomb - Loteprednol Gel 0.38% is a new formulation for the treatment of post-operative ocular inflammation and pain with lower drug concentration and less frequent dosing. We have completed Phase III testing and expect to file an NDA for this product in the first half of 2018.

•	Bausch + Lomb - enVista® Trifocal intraocular lens is an innovative lens design and expect to initiate an IDE study for this product in 2018.
Improve Capital Structure
By executing our strategies during 2017, we have made measurable progress in improving our capital structure through debt reduction and extending debt maturities. Using cash generated from operations, the net cash proceeds from divestitures of non-core assets and cash generated from tighter working capital management, we repaid (net of additional borrowings) over $5,800 million of long-term debt during 2017 and 2016, in the aggregate. In January 2018, we also made a $200 million payment of our Series F Tranche B Term Loan Facility, which we directed to be applied to satisfy (in part) payment of the expected $206 million Consolidated Excess Cash Flow payment for the year 2017.  Under our Senior Secured Credit Facilities, subject to certain exceptions and reductions, we are required to make mandatory annual principal prepayments equal to 50% of the Company’s Consolidated Excess Cash Flow, if any, as defined in its Credit Agreement.
We accessed the credit markets in March, October, November and December of 2017, and completed a series of refinancing transactions to improve our capital structure, whereby we extended the maturities of certain debt obligations originally scheduled to mature in the years 2018 through 2022 out to March 2022 through December 2025. Furthermore, we extended $1,190 million of commitments under our revolving credit facility, originally set to expire in April 2018, out to April 2020.
As a result of these debt repayments and refinancing transactions, we have eliminated all mandatory scheduled principal long-term debt repayments through March 2020, providing us with additional liquidity and greater flexibility to execute our business plans. Our reduced debt levels and improved debt portfolio will translate to lower payments of principal over the next three years, which, in turn, will permit more cash flow to be directed toward developing our core assets and repaying additional debt amounts.
Divestitures - During 2017, we divested businesses and assets not aligned with our core business objectives which simplified our operating model and generated over $3,200 million of net cash proceeds that we used to improve our capital structure. The most significant of these divestitures were as follows.
In March 2017, we completed the sale of the CeraVe®, AcneFree™ and AMBI® skincare brands to a global beauty company for $1,300 million in cash (the “Skincare Sale”). Aggregate annual revenue associated with these skincare brands was less than $200 million. Over the course of the first half of 2017, using the net proceeds from the Skincare Sale and the divestiture of a manufacturing facility in Brazil, the Company repaid $1,306 million, of its Series F Tranche B Term Loan Facility.
In June 2017, we completed the sale of our equity interests in Dendreon Pharmaceuticals LLC (formerly Dendreon Pharmaceuticals, Inc.) (“Dendreon”) for $845 million in cash (the “Dendreon Sale”), as adjusted through December 31, 2017. Dendreon’s only commercialized product, Provenge®, is an autologous cellular immunotherapy (vaccine) for prostate cancer treatment approved by the FDA in April 2010.  Revenues from Provenge® were $164 million, $303 million and $250 million in 2017, 2016 and 2015, respectively. With this sale completed, we have exited the oncology business, which was not core to our objectives. On July 3, 2017, using the net proceeds from the Dendreon Sale, the Company repaid $811 million of its Series F Tranche B Term Loan Facility.
In September 2017, we completed the sale of our Australian-based iNova Pharmaceuticals (“iNova”) business for $938 million in cash (the “iNova Sale”), as adjusted, and subject to the finalization of certain working capital provisions. iNova markets a diversified portfolio of weight management, pain management, cardiology and cough and cold prescription and OTC products in more than 15 countries, with leading market positions in Australia and South Africa, as well as an established platform in Asia. iNova revenues were $196 million, $246 million and $252 million in 2017, 2016 and 2015, respectively. With the iNova Sale completed, we have less exposure to the OTC and prescription medicines markets in the geographies noted above, which are not core to our objectives. However, we will continue to maintain a footprint in these geographies through our core Bausch + Lomb franchise. On October 5, 2017, using the net proceeds from the iNova Sale, the Company repaid $923 million of its Series F Tranche B Term Loan Facility.
As the Skincare Sale, Dendreon Sale and iNova Sale represented positive returns on our investments, we took the opportunity to monetize these non-core assets to help improve our capital structure today, as opposed to making investments into the development and marketing of these brands over an extended period of time.
In November 2017, we completed the sale of our Obagi business for $190 million in cash (the “Obagi Sale”). Obagi is a specialty skin care pharmaceutical business with products focused on premature skin aging, skin damage, hyperpigmentation, acne and sun damage which are primarily available through dermatologists, plastic surgeons, and other skin care professionals. Obagi revenues were $63 million, $71 million and $91 million in 2017, 2016 and 2015, respectively. As the nature and profit margins of the Obagi product lines do not align with our U.S. Diversified Products segment and differ from our dermatology portfolio, which is focused on treatments for psoriasis and acne, Obagi was not core to our objectives. On November 10, 2017, using the net proceeds from the Obagi Sale, the Company repaid $181 million of its Series F Tranche B Term Loan Facility.
In December 2017, we completed the sale of Sprout to a buyer affiliated with certain former shareholders of Sprout (the “Sprout Sale”), in exchange for a 6% royalty on global sales of Addyi® (flibanserin 100 mg) beginning June 2019. In connection with the Sprout Sale, the terms of the October 2015 merger agreement relating to our acquisition of Sprout were amended to terminate our ongoing obligation to make future royalty payments associated with the Addyi® product, as well as certain related provisions (including the obligation to make certain marketing and other expenditures). In connection with the Sprout Sale, the litigation against the Company, initiated on behalf of the former shareholders of Sprout, which disputed our compliance with certain contractual terms of that same merger agreement with respect to the use of certain diligent efforts to develop and commercialize the Addyi® product (including a disputed contractual term with respect to the spend of no less than $200 million in certain expenditures), has been dismissed with prejudice. In connection with the Sprout Sale, the Company has issued the buyer a five-year $25 million loan for initial operating expenses. Addyi®, a once-daily, non-hormonal tablet approved for the treatment of acquired, generalized hypoactive sexual desire disorder in premenopausal women, is the only approved and commercialized product of Sprout and did not align with the core assets of our Branded Rx segment. The Sprout Sale provided us the opportunity to divest a business not core to our objectives, while allowing us to resolve an ongoing legal matter.
Reducing and Refinancing our Debt - In 2017, we completed a series of transactions that reduced our outstanding debt balance.
Using the net cash proceeds from the sales of certain non-core assets and cash on hand, we repaid $4,641 million of debt principal during 2017. In addition, by accessing the credit markets, we: (i) refinanced $9,562 million that was due to mature in 2018 through 2022, which we extended out to 2022 through 2025, (ii) extended $1,190 million of commitments under our revolving credit facility, originally set to expire in April 2018, out to April 2020 and (iii) obtained less stringent loan financial maintenance covenants under our Senior Secured Credit Facilities (on February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Credit Agreement”) with a syndicate of financial institutions and investors), including the removal of the financial maintenance covenants from our term loans. As a result, the financial maintenance covenants apply only with respect to our revolving loans and can be waived or amended without the consent of the term loan lenders under the Credit Agreement. These refinancing transactions and debt repayments have had the effect of lowering our cash requirements for principal debt repayments through 2020 by more than $10,600 million. Further, as a result of the changes in our debt portfolio, approximately 85% or our debt is fixed rate debt as of December 31, 2017 as compared to approximately 65% as of December 31, 2016.
Debt repayments - We used the proceeds from the sale of non-core assets, including the Skincare Sale, iNova Sale, Dendreon Sale and Obagi Sale, and made unscheduled prepayments using cash on hand to prepay $3,680 million of term loans under our Senior Secured Credit Facilities during 2017. Using cash on hand, we repurchased $500 million of our 6.75% Senior Unsecured Notes due August 2018 (the “August 2018 Unsecured Notes”), made mandatory scheduled principal repayments under our Series F Tranche B Term Loan Facility of $86 million and paid down amounts outstanding under our revolving credit facility by $375 million during 2017.
Refinancing - On March 21, 2017, we completed a series of transactions that provided us with additional borrowings, which we used to: (i) repay $4,962 million of term loans, representing all outstanding amounts of our senior secured: (a) Series A-3 Tranche A Term Loan Facility originally due October 2018, (b) Series A-4 Tranche A Term Loan Facility originally due April 2020, (c) Series D-2 Tranche B Term Loan Facility originally due February 2019, (d) Series C-2 Tranche B Term Loan Facility originally due December 2019 and (e) Series E-1 Tranche B Term Loan Facility originally due August 2020, (ii) repay $250 million of amounts outstanding under our revolving credit facility and (iii) repurchase, at a purchase price of 103%, $1,100 million of August 2018 Unsecured Notes. The sources of funds for the repayments and repurchase of the aforementioned debt obligations and the related fees and expenses were obtained through: (i) a comprehensive amendment and refinancing of our Credit Agreement, which, among other matters, provided for incremental term loans under our Series F Tranche B Term Loan Facility of $3,060 million maturing April 2022 (the “Series F-3 Tranche B Term Loan”), (ii) issuance of $1,250 million aggregate principal amount of 6.50% Senior Secured Notes due March 2022 (the “March 2022 Secured Notes”), (iii) issuance of $2,000 million aggregate principal amount of 7.00% Senior Secured Notes due March 2024 (the “March 2024 Secured Notes”) and (iv) the use of cash on hand (collectively, the “March 2017 Refinancing Transactions”).
On October 17, 2017, the Company issued $1,000 million aggregate principal amount of 5.50% Senior Secured Notes due November 2025 (the “November 2025 Secured Notes”) in a private placement, the proceeds of which were used to: (i) repurchase $569 million in principal amount of our existing 6.375% Senior Unsecured Notes due October 2020 (the “6.375% October 2020 Unsecured Notes) and (ii) repurchase $431 million in principal amount of our existing 7.00% Senior Unsecured Notes due October 2020 (the “7.00% October 2020 Unsecured Notes”) (collectively, the “October 2017 Refinancing Transactions”). The related fees and expenses were paid using cash on hand.
On November 21, 2017, the Company issued $750 million aggregate principal amount of November 2025 Secured Notes in a private placement the proceeds, of which were used to prepay $750 million of our Series F Tranche B Term Loan Facility. These are additional notes that form part of the same series as the Company’s existing November 2025 Secured Notes. The related fees and expenses were paid using cash on hand (collectively, the “November 2017 Refinancing Transactions”).
On November 21, 2017, the Company entered into Amendment No. 16 to the Credit Agreement (“Amendment No. 16”) to, among other things, reprice the Series F Tranche B Term Loan Facility. The applicable margins for borrowings under the Series F Tranche B Term Loan Facility, as modified by the repricing, are 2.50% with respect to base rate borrowings and 3.50% with respect to LIBO rate borrowings. Any prepayment of the Series F Tranche B Term Loan Facility in connection with certain refinancings thereof prior to May 21, 2018 will require a prepayment premium of 1.0% of such loans prepaid.
On December 18, 2017, the Company issued $1,500 million aggregate principal amount of 9.00% Senior Unsecured Notes due December 2025 (the “December 2025 Unsecured Notes”) in a private placement, the proceeds of which were used to: (i) repurchase $1,021 million in principal amount of the 6.375% October 2020 Unsecured Notes, (ii) repurchase $291 million in principal amount of our existing 5.375% Senior Unsecured Notes due March 2020 (the “March 2020 Unsecured Notes”) and (iii) repurchase $188 million in principal amount of our 7.00% October 2020 Unsecured Notes. The related fees and expenses were paid using cash on hand (collectively, the “December 2017 Refinancing Transactions”) (the December 2017 Refinancing Transactions together with the March 2017 Refinancing Transactions, the October 2017 Refinancing Transactions and the November 2017 Refinancing Transactions, the “2017 Refinancing Transactions”).

The aforementioned repayments and refinancings have had an impact on our debt portfolio. The table below summarizes our debt portfolio as of December 31, 2017 and 2016.

		2017		2016
(in millions)	Maturity	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Senior Secured Credit Facilities:
Revolving Credit Facility	April 2018	$—	$—	$875	$875
Revolving Credit Facility	April 2020	250	250	—	—
Series A-3 Tranche A Term Loan Facility	October 2018	—	—	1,032	1,016
Series A-4 Tranche A Term Loan Facility	April 2020	—	—	668	658
Series D-2 Tranche B Term Loan Facility	February 2019	—	—	1,068	1,048
Series C-2 Tranche B Term Loan Facility	December 2019	—	—	823	805
Series E-1 Tranche B Term Loan Facility	August 2020	—	—	2,456	2,429
Series F Tranche B Term Loan Facility	April 2022	3,521	3,420	3,892	3,815
Senior Secured Notes:
6.50% Secured Notes	March 2022	1,250	1,235	—	—
7.00% Secured Notes	March 2024	2,000	1,975	—	—
5.50% Secured Notes	November 2025	1,750	1,729	—	—
Senior Unsecured Notes:
6.75%	August 2018	—	—	1,600	1,593
5.375%	March 2020	1,708	1,699	2,000	1,985
7.00%	October 2020	71	71	690	689
6.375%	October 2020	661	656	2,250	2,231
9.00%	December 2025	1,500	1,464	—	—
All other Senior Unsecured Notes	July 2021 through April 2025	13,026	12,930	12,803	12,690
Other	Various	15	15	12	12
Total long-term debt and other		$25,752	$25,444	$30,169	$29,846
The weighted average stated interest rate of the Company's outstanding debt as of December 31, 2017 and 2016 was 6.07% and 5.75%, respectively.
The aforementioned repayments and refinancings have also had an impact on our cash requirements for principal debt repayment over the next five years. The scheduled principal repayments of our debt obligations as of December 31, 2017 as compared with December 31, 2016 were as follows:

(in millions)	December 31, 2017	December 31, 2016
2018	$209	$3,738
2019	—	2,122
2020	2,690	7,723
2021	3,175	3,215
2022	5,115	4,281
Thereafter	14,563	9,090
Gross maturities	$25,752	$30,169
On January 30, 2018, we repaid $200 million of our Series F Tranche B Term Loan Facility, which we directed to be applied to satisfy (in part) payment of the expected $206 million Consolidated Excess Cash Flow payment for the year 2017. Also due in 2018, is $3 million which consists of (i) short-term loan obligations and (ii) lines of credit assumed from certain acquisitions prior to 2016 and are not related to the Senior Secured Credit Facility, Senior Secured Notes or Senior Unsecured Notes.  As the table above demonstrates, as a result of these debt repayments and refinancing transactions, we have eliminated all mandatory scheduled principal long-term debt repayments through March 2020, providing us with additional liquidity and greater flexibility to execute our business plans.
See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details and “Management's Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt” for additional discussion of these matters.
Improving Working Capital - Due in part to our focus on our core businesses and divestitures of non-core businesses, we have reduced our inventory days and working capital days during 2017. Further, we have simplified our supply chain by reducing the number of manufacturing sites and are in the process of discontinuing more than 1,900 stock keeping units or SKUs. We estimate these operational improvements and other cash management efforts generated over $800 million of additional cash from changes in working capital during 2017. Although we continually drive for operational excellence across our organization, we cannot predict that our working capital management efforts will be as successful in generating similar cash amounts in future years. However, we do believe we have right-sized the Company's working capital to a level that fits our business size and needs.
Refocus the Ortho Dermatologics Business
During 2017, we took a number of actions which we believe will help our efforts to stabilize our dermatology business, which included: (i) rebranding our dermatology business, (ii) recruiting a new experienced leadership team, (iii) made significant investment in the dermatology pipeline, (iv) adjusted the size of the dermatology sales force and (v) reorganized that sales force around roughly 150 territories, as we work to rebuild relationships with prescribers of our products.
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
During 2017, the new leadership team directed significant R&D resources to our Ortho Dermatologics business. As previously discussed, Siliq™ was launched in the U.S. in July 2017. Then, on November 2, 2017, we announced that the FDA had accepted our NDA for Duobrii™ for review, and set a PDUFA action date of June 18, 2018. Siliq™ and Duobrii™ (if approved) are treatments for moderate-to-severe plaque psoriasis and are two of our Significant Seven, which we believe will provide significant revenues over the next five years.
Address Legacy Legal Matters
During 2016, the Company was burdened with addressing certain ongoing legal matters, some of which were inherited as part of the acquisitions we completed in 2015 and prior. In order to better focus on our core activities and simplify our operations, we vigorously addressed these matters during 2017 and we have achieved dismissals and other positive outcomes in more than 80 historical litigations and investigations, as we continue to actively address others. The significant matters are fully discussed in Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements and include:
Salix Securities Litigation - Beginning on November 7, 2014, three putative class action lawsuits were filed by shareholders of Salix, each of which generally alleged that Salix and certain of its former officers and directors violated federal securities laws in connection with Salix’s disclosures regarding certain products, including with respect to disclosures concerning historic wholesaler inventory levels, business prospects and demand, reserves and internal controls. On February 8, 2017, we reached an agreement to settle the outstanding consolidated action. The settlement was subsequently approved by the court and, in accordance with the agreement, we made a payment of $210 million in the second quarter of 2017. Subsequently, we received $60 million in insurance reimbursements related to this matter.
Allergan Litigation - On December 28, 2017, all parties agreed to settle the ongoing, Allergan shareholder class actions for a total of $290 million. The complaints had asserted violations of Section 14(e) of the Exchange Act and rules promulgated by the SEC thereunder and Section 20A of the Exchange Act by the Company and the other defendants, as well as violations of Section 20(a) of the Exchange Act by certain defendants, and had sought, among other relief, money damages, equitable relief, and attorneys’ fees and costs. The settlement is subject to Court approval; however, on January 16, 2018, following a hearing on this settlement, the Court vacated the trial dates and indicated its preliminary approval of the settlement, subject to submissions of final papers and associated hearings. Under the terms of the proposed settlement, the Company is responsible for paying $96 million, or 33% of the settlement amount. We are pursuing recovery of the settlement amount and the costs of defense under our insurance policies, although recovery is not assured.

Sprout Litigation - On or about November 2, 2016, we were named as defendants in a lawsuit filed by the shareholder representative of the former shareholders of Sprout. The plaintiff in this action alleged, among other things, breach of contract with respect to certain terms of the merger agreement relating to the Company's acquisition of Sprout, including a disputed contractual term respecting the use of certain diligent efforts to develop and commercialize the Addyi® product (including a disputed contractual term respecting the spend of no less than $200 million in certain expenditures). The plaintiff in this action sought unspecified compensatory and other damages and attorneys’ fees, as well as an order requiring Valeant to perform its obligations under the merger agreement. On December 20, 2017, we completed the Sprout Sale. In connection with the closing of the Sprout Sale, this action has been dismissed with prejudice. The Sprout Sale provided us the opportunity to divest a business not core to our business objectives while allowing us to resolve an ongoing legal matter which was requiring significant capital and business resources.
Solodyn® Antitrust Class Actions - Beginning in July 2013, we were named as co-defendants in a number of civil antitrust class action suits alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by our subsidiary, Medicis Pharmaceutical Corporation, under the brand name Solodyn®. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys’ fees. In February 2018, we agreed to resolve the class action litigation with the End Payor and Direct Payor classes for an amount of $58 million, subject to Court approval, and have resolved related litigation with opt-out retailers for additional consideration.
Address Regulatory Matters
In the normal course of business, our products, devices and facilities are the subject of ongoing oversight and review, by regulatory and governmental agencies, including general, for cause and pre-approval inspections by the FDA. In 2016, FDA inspections of our Rochester, New York and Tampa, Florida facilities resulted in observations that we needed to address. In 2017, we resolved these matters with the FDA and have eliminated manufacturing uncertainties related to our current and upcoming regulatory submissions. This has cleared the way for new product approvals and the continued shipment of our products to countries outside the U.S.
Rochester, New York Facility - On November 3, 2016, we were issued a Warning Letter by the FDA identifying violations of Current Good Manufacturing Practices ("CGMP"), for two device products acquired from other companies and currently managed at our Rochester, New York facility. The acquired products did not fully meet design control requirements and had not been completely resolved at the time of the inspection. The FDA did not identify any issue with the manufacturing or quality controls of either the drugs or the B&L devices manufactured by us at the Rochester facility. Nevertheless, we are committed to the quality of any product or device distributed by us and welcome these inspections as an opportunity to demonstrate that commitment and improve on the current processes. The Company immediately issued a formal Warning Letter Response and began rigorously addressing the identified matters. In May 2017, the NY FDA District Office performed a Warning Letter Response Verification inspection to assess the effectiveness of the corrective actions we had taken. The three day inspection resulted in no observations and the FDA has since removed the Official Action Indicated status. On June 13, 2017, the FDA posted on its official compliance status website that the November 3, 2016 Warning Letter was successfully closed.
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
Tampa, Florida Facility - In September 2015, we announced that the FDA had accepted for review the NDA for Vyzulta™ and set a PDUFA action date of July 21, 2016. On July 22, 2016, we announced that we had received a Complete Response Letter ("CRL") from the FDA regarding the NDA for this product. On February 24, 2017, we refiled the NDA and, on August 7, 2017, we received another CRL from the FDA regarding the NDA for this product. The concerns raised by the FDA in both CRLs pertained to the findings of CGMP inspections at our manufacturing facility in Tampa, Florida, where certain deficiencies were identified by the FDA. However, neither CRL identified any efficacy or safety concerns with respect to this product or additional clinical trials needed for the approval of the NDA. On August 16, 2017, we announced that the FDA confirmed that all issues related to the CGMP inspection at the Tampa, Florida facility were being satisfactorily resolved, and a Voluntary Action Indicated inspection classification has since been issued by the FDA for this facility. On November 2, 2017, we announced that the FDA approved the NDA for Vyzulta™. We launched Vyzulta™ in December 2017.
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
All Valeant and Bausch + Lomb facilities are now rated either as No Action Indicated (or NAI, where there was no Form 483 observation) or Voluntary Action Indicated (or VAI, where there was a Form 483 with one or more observations). In the case of the VAI inspection outcome, the FDA has accepted our responses to the issues cited in the Form 483, which will be verified when the agency makes its next inspection of those specific facilities. (A Form 483 is issued at the end of each inspection when FDA investigators have observed any condition that in their judgment may constitute violations of CGMP.)
Address Operational Matters
Beginning in 2016 and through 2017, the new leadership team addressed a number of issues affecting performance and other operational matters. These operational matters included:
Patient Access and Pricing Committee and New Pricing Actions - Improving patient access to our products, as well making them more affordable, is an important element of our turnaround. In May 2016, we formed the Patient Access and Pricing Committee responsible for setting, changing and monitoring the pricing of our Branded Rx and other pharmaceutical products. In October 2016, the Patient Access and Pricing Committee approved 2% to 9% increases to our gross selling price (wholesale acquisition cost or “WAC”) for products in our neurology, GI and urology portfolios. The changes are aligned with the Patient Access and Pricing Committee's commitment that the average annual price increase for our branded prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry. On April 21, 2017, the Company announced that following the evaluation and approval of the Patient Access and Pricing Committee, it had decided to list Siliq™ (brodalumab) injection at $3,500 per month, which represented the lowest-priced injectable biologic psoriasis treatment based on total annual costs on the market at the time of the announcement. We expect that the Patient Access and Pricing Committee will continue to implement or recommend additional price changes and/or new programs to enhance patient access to our drugs and that these pricing changes and programs could affect the average realized pricing for our products and may have a significant impact on our revenue trends. In 2018 and beyond, we expect the Patient Access and Pricing Committee to continue its commitment to maintain average annual price increase for our branded prescription pharmaceutical products at no greater than single digits to ensure value is delivered directly to our customers.
Walgreens Fulfillment Arrangements - In the beginning of 2016, we launched a brand fulfillment arrangement with Walgreen Co. ("Walgreens") and extended these programs to additional participating independent retail pharmacies. Under the terms of the brand fulfillment arrangement, we made available certain of our products to eligible patients through a patient access and co-pay program available at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. The program under this 20-year agreement initially covers certain of our dermatology products, including Jublia®, Luzu®, Solodyn®, Retin-A Micro® Gel 0.08% and 0.06%, Onexton® and Acanya® Gel, certain of our ophthalmology products, including Vyzulta™, Besivance®, Lotemax®, Alrex®, Prolensa®, Bepreve®, and Zylet®. The Company continues to explore options to modify the Walgreens arrangement to improve the distribution and sales of our products.
Transform
With our business objectives now set and our leadership team in place, we look ahead to 2018 and beyond and continue to monitor our progress toward our transformation.
Increase the Focus of our Pipeline
We are constantly challenged by the dynamics of our industry to innovate and bring new products to market. Now that we have divested businesses where we saw limited growth opportunities, we can redirect the R&D spend and other corporate investments we had in those businesses, to innovation focused on our most profitable businesses where we aim to be an industry leader.
We believe that we have a well-established product portfolio that is diversified within our core businesses and provides a sustainable revenue stream to fund our operations. However, the success of our transformation is dependent upon our ability to continually refresh our pipeline, to provide a rotation of product launches that meet new and changing demands and replace other products that have lost momentum. We believe we have a robust pipeline that not only provides for the next generation of our existing products, but is also poised to bring new product solutions to market.
During 2017, we launched and/or relaunched over 120 products globally, which contributed to organic growth in most of our core businesses. We currently have approximately 100 R&D projects in our global pipeline. These R&D projects include members of what we have dubbed our "Significant Seven", which are products we have recently launched or we expect to launch in the near term pending completion of testing and receiving FDA approval. Our Significant Seven are: (i) Vyzulta™ (Bausch + Lomb), (ii) Siliq™ (psoriasis), (iii) Jemdel™ (psoriasis), (iv) Lumify™ (Bausch + Lomb), (v) Duobrii™(psoriasis), (vi) Relistor® (GI) and (vii) the Bausch + Lomb ULTRA® product lines (Bausch + Lomb). Descriptions of these products and relevant launch dates and/or stages of testing were previously discussed. Revenues for our Significant Seven were less than $100 million in 2017; however, we believe the prospects for this group of products over the next five years to be substantial and anticipate devoting significant marketing efforts toward their promotion. We believe that the strength of these launches and the impact of these products on their respective markets will demonstrate the effectiveness of our pipeline and R&D strategies and inspire further innovation in our businesses.
Continue to Recruit and Retain Talent
As previously discussed, in December 2016, we initiated a significant GI sales force expansion program and in the first quarter of 2017, in support of our Xifaxan® for IBS-D and Relistor® tablets for OIC products. This initiative provided us with positive results, as we experienced consistent growth in demand for these products throughout the balance of 2017.
In December 2017, encouraged by the success of our 2016 GI sales force expansion program, we committed to increasing our Ortho Dermatologics sales force by more than 25%, in support of our growth initiatives for our Ortho Dermatologics business. We believe the additional sales force is vital to meet the demand we expect from our recently launched products and those we expect to launch in the near future pending FDA approval. We continue to monitor our pipeline for other near term launches that will create opportunity needs in our other core businesses requiring us to retain people for additional leadership and sales force roles.
Continue the Turnaround of Ortho Dermatologics Business
We remain on track to turnaround our Ortho Dermatologics business and believe we have identified new products that, if approved, will help complete the turnaround. In additional to expanding our Ortho Dermatologics sales force by 25%, we have made significant investments to build out our psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities. We believe narrowing our focus on these specific markets, will generate growth in our Ortho Dermatologics business and make us a category leader in the dermatology market.
Psoriasis - In 2018, we will begin reallocating a substantial portion of our existing Ortho Dermatologics resources specifically toward our psoriasis business. As the number of reported cases of psoriasis in the U.S. has increased over recent years, we believe there is a need to make further investments in this market in order to maximize our opportunity and supplement our current psoriasis product portfolio. In addition to getting FDA approval for the recently launched SiliqTM (July 2017) and Retin-A Micro® 0.06% (January 2018) products, we have filed NDAs with the FDA for other new psoriasis products including DuobriiTM (PDUFA action date of June 18, 2018) and JemdelTM, which we expect to launch in the near term pending FDA approval. We believe that each of these products will line up well with the growing demand in the psoriasis market. In addition to these recent launches and continued commitment to our complete portfolio of psoriasis products, on February 27, 2018, we announced that we entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. to develop and commercialize products containing a new chemical entity, KP-470, which is an investigational compound for the topical treatment of psoriasis.  If approved, KP-470 will represent a novel drug with an alternative mechanism of action in the topical treatment of psoriasis.
Acne - In support of our established acne product portfolio, we have been developing several products, which are in various stages of development, which includes AltrenoTM. Recently the FDA has accepted the NDA for AltrenoTM with a PDUFA action date of August 27, 2018.
Bolstered by the new product opportunities we are creating in our psoriasis and acne product lines and the increased focus on our sales force, we believe we have set the groundwork for the potential to achieve compounding growth in our Ortho Dermatologics business as we look out over the next five years.
Continue to Manage Our Capital Structure
In 2017, we completed a series of transactions which reduced our debt levels and improved our capital structure. As a result of these debt repayments and refinancing transactions, we have eliminated all mandatory scheduled principal long-term debt repayments through March 2020, providing us with additional liquidity and greater flexibility to execute our business plans. Our reduced debt levels and improved debt portfolio will translate to lower repayments of principal over the next three years, which, in turn, will permit more cash flows to be directed toward developing our core assets and repay additional debt amounts. In addition, as a result of the changes in our debt portfolio, approximately 85% or our debt is fixed rate debt as of December 31, 2017, as compared to approximately 65% as of December 31, 2016.

While we currently have no definitive plans to divest additional assets during 2018, we continue to monitor our capital structure and to evaluate other opportunities to simplify our business and improve our capital structure giving us the ability to better focus on our core businesses. While we anticipate focusing any future divestiture activities on non-core assets, we would consider dispositions in core areas that we believe represent attractive opportunities for the Company. Also, the Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt.
Managing Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity in 2018 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2018 or in later years. Following a loss of exclusivity of and/or generic competition for a product, we would anticipate that product sales from such product would decrease significantly shortly following such loss of exclusivity or the entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic of such product (either ourselves or through a third party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material.
A number of our products already face generic competition. In the U.S., these products include, among others, Ammonul®, Atralin®, Carac®, Edecrin®, Glumetza®, Istalol®, Isuprel®, Locoid® Cream, Nitropress®, certain strengths of Retin-A Micro®, certain strengths of Solodyn®, Syprine®, Targretin® capsules, Tasmar®, Vanos®, Virazole®, Wellbutrin XL®, Xenazine®, Zegerid®, Ziana® and Zovirax® ointment. In Canada, these products include, among others, Aldara®, Glumetza®, Sublinox® and Wellbutrin® XL.
Based on current patent expiration dates, settlement agreements and/or competitive information, we believe that our key products facing a potential loss of exclusivity and/or generic competition in the five year period from 2018 to and including 2022 include, among others (this is not an exhaustive list of products), the following key products in the U.S.: in 2018, Cuprimine®, Elidel®, Locoid® Lotion, Lotemax® Gel, Lotemax® Suspension, Mephyton®, and certain products subject to settlement agreements, which in aggregate represented 8% and 8% of our U.S. and Puerto Rico revenues for 2017 and 2016; in 2019, Zovirax® cream and certain products subject to settlement agreements, which in aggregate represented 2% and 2% of our U.S. and Puerto Rico revenues for 2017 and 2016; in 2020, Clindagel® and Migranal® which represented 0% and 1% of our U.S. and Puerto Rico revenues for 2017 and 2016; in 2021, Luzu®, PreserVision® and certain products subject to settlement agreements, which represented 4% and 3% of our U.S. and Puerto Rico revenue for 2017 and 2016, respectively. We currently have not identified any products with significant revenues facing a potential loss of exclusivity and/or generic competition in the year 2022. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches.
In addition, for a number of our products (including Apriso®, Carac®, Cardizem®, Onexton®, Prolensa®, Uceris®, Relistor® and Xifaxan® in the U.S. and Wellbutrin® XL and Glumetza® in Canada), we have commenced (or anticipate commencing) infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products. See Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for further details regarding certain infringement proceedings.
The risks of generic competition are a fact of the health care industry and are not specific to our operations or product portfolio. These risks are not avoidable, but they are manageable. To manage these risks, our leadership team continually evaluates the impact that the loss of future revenues from generic competition will have on future profitability and operations. In addition to aggressively defending our patents and the Company's other intellectual properties, the leadership of the Company makes operational and investment decisions regarding these products and businesses at risk, not the least of which are the decisions regarding our pipeline. Our leadership team actively manages the Company's pipeline in order to identify the proper projects to pursue. Innovative and realizable projects aligned with our core businesses that are expected to provide incremental and sustainable revenues and growth into the future. We believe that our current pipeline is strong enough to meet these objectives and provide future sources of revenues, in our core businesses, sufficient enough to sustain our growth and corporate health as other products in our established portfolio face generic competition and lose momentum.
We believe that we have a well-established product portfolio that is diversified within our core businesses. We also have a robust pipeline that not only provides for the next generation of our existing products, but also brings new solutions into the market.

Revenues for our Significant Seven were less than $100 million in 2017, as several of these products have only recently been launched and others are yet to be launched. However, we believe the potential revenues for our Significant Seven over the next five years to be substantial and will positively impact our revenues and operating results. We are confident that revenues from our Significant Seven, our existing pipeline and newly identified projects during the next five years will exceed the anticipated loss of revenues from those products identified as facing loss of exclusivity during that same period.
See Item 1A “Risk Factors” of this Form 10-K for additional information on our competition risks.
Business Trends
In addition to the acquisition and divestiture actions previously outlined, the following events have affected and are expected to affect our business trends:
U.S. Health Care Reform
The U.S. federal and state governments continue to propose and pass legislation designed to regulate the health care industry. In March 2010, the Patient Protection and Affordable Care Act (the “ACA”) was enacted in the U.S. The ACA contains several provisions that impact our business, including: (i) an increase in the minimum Medicaid rebate to states participating in the Medicaid program, (ii) the extension of the Medicaid rebates to Managed Care Organizations that dispense drugs to Medicaid beneficiaries, (iii) the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics and health care centers and (iv) a fee payable to the federal government based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.
In addition, in 2013: (i) federal subsidies began to be phased in for brand-name prescription drugs filled in the Medicare Part D cover gap and (ii) the law requires the medical device industry to subsidize health care reform in the form of a 2.3% excise tax on U.S. sales of most medical devices. However, the Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on December 18, 2015, included a two-year moratorium on the medical device excise tax. On January 22, 2018, with the passage of continuing appropriations through February 8, 2018 (HR 195), the moratorium on the medical device excise tax was further extended until January 1, 2020. The ACA also included provisions designed to increase the number of Americans covered by health insurance. In 2014, the ACA's private health insurance exchanges began to operate. The ACA also allows states to expand Medicaid coverage with most of the expansion’s cost paid for by the federal government.
For 2017, 2016 and 2015, we incurred costs of $48 million, $36 million and $28 million, respectively, related to the annual fee assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). For 2017, 2016 and 2015, we also incurred costs of $106 million, $128 million and $104 million, respectively, on Medicare Part D utilization incurred by beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). The increase in Medicare Part D coverage gap liability is mainly due to Xifaxan®. Under legislation, which provided for a moratorium on the medical device excise tax beginning January 1, 2016 as previously discussed, the Company incurred medical device excise taxes for 2017, 2016 and 2015 of $0, $0 and $5 million, respectively.
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
The financial impact of the ACA will be affected by certain additional developments over the next few years, including pending implementation guidance and certain health care reform proposals. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Also, it is possible, as discussed further below, that under the current administration, legislation will be passed by the Republican-controlled Congress repealing the ACA in whole or in part. Adoption of legislation at the federal or state level could affect demand for, or pricing of, our products.
In 2018, we face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. However, there is low likelihood of repeal of the ACA given the recent failure of the Senate’s multiple attempts to repeal various combinations of ACA provisions. There is no assurance that any replacement or administrative modifications of the ACA will not adversely affect our business and financial results, particularly if the replacing legislation reduces incentives for employer-sponsored insurance coverage, and we cannot predict how future federal or state legislative or administrative changes relating to the reform will affect our business.

Other legislative efforts relating to drug pricing have been proposed and considered at the U.S. federal and state level. We also anticipate that Congress, state legislatures and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations affecting additional fundamental changes in the health care delivery system.
U.S. Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law which includes a number of changes to existing U.S. tax laws. Among the tax law changes affecting the Company are a reduction in the U.S. corporate federal statutory tax rate from 35% to 21%, limitations on the tax deduction for interest expense to 30% of adjusted earnings and other reductions or eliminations of business deductions and credits. The Tax Act also implements a modified territorial tax system that includes a one-time transition tax on the accumulated previously untaxed earnings of foreign subsidiaries (the “Transition Toll Tax”) equal to 15.5% (reinvested in liquid assets) or 8% (reinvested in non-liquid assets). At the taxpayer's election, the Transition Toll Tax can be paid over an eight-year period without interest, beginning in 2018.
The Tax Act also includes two new U.S. tax base erosion provisions: (i) the base-erosion and anti-abuse tax (“BEAT”) and (ii) the global intangible low-taxed income (“GILTI”). BEAT provides a minimum tax on deductible payments made to related foreign parties. GILTI requires an entity to include in its U.S. taxable income the earnings of its foreign subsidiaries in excess of an allowable return on each foreign subsidiary’s depreciable tangible assets. Recently issued accounting guidance provides that the impacts of this provision can be included in the consolidated financial statements either by recording the impacts in the period in which GILTI has been incurred or by adjusting deferred tax assets or liabilities related to basis differences expected to reverse as a result of the GILTI provisions in future years. The Company has provisionally elected to provide for the GILTI tax in the period in which it is incurred and therefore, the 2017 benefit for income taxes does not include a provision for GILTI.
In December 2017, the SEC issued guidance in situations where the accounting for certain elements of the Tax Act cannot be completed prior to the release of an entity's financial statements. For the elements of the Tax Act where a reasonable estimate of the tax effects could not be completed prior to the release of our financial statements, we will recognize the resulting tax effects in the period our assessment is complete. The Company did not identify items for which the income tax effects of the Tax Act have been completed and the Company did not identify items for which the accounting and a reasonable estimate could not be determined as of December 31, 2017. As the Tax Act was only recently passed, full guidance associated with its impacts have not yet been provided from the relevant state and federal jurisdictions. As such we have used all available information to form appropriate accounting estimates for the changes within the law but have not completed any aspects of the implementation of the law in expectation of further guidance.
We have provided for income taxes, including the impacts of the Tax Act, in accordance with the accounting guidance issued through the date of this filing. The tax benefit for 2017 is $4,145 million, which includes provisional net tax benefits of $975 million attributable to the Tax Act. The accounting for the Tax Act includes each of the following provisional amounts: (i) the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future of $774 million, (ii) the one-time Transition Toll Tax of $88 million and (iii) the decrease in deferred tax assets attributable to certain legal accruals, the deductibility of which is uncertain for U.S. federal income tax purposes, of $10 million. We have provisionally utilized net operating losses (“NOLs”) to offset the provisionally determined $88 million Transition Toll Tax and therefore no amount is recorded as payable. We have previously provided for residual U.S. federal income tax on its outside basis differences in certain foreign subsidiaries; however, as our residual U.S. tax liability was $299 million prior to the law change, we recognized a deferred tax benefit of $299 million in the fourth quarter of 2017.
The provisional amounts included in our 2017 Benefit from income taxes, including the Transition Toll Tax, will be finalized when a full assessment can be completed, and the resulting tax effects will be recognized in the period finalized, as additional income tax provision or benefit. The effects of the Tax Act were recorded as provisional estimated, in part, because of potential future guidance from the SEC, the US Internal Revenue Service, and various state and local governments. Our assessment must be finalized within one year of the enactment of the Tax Act, December 22, 2018. Differences between the provisional benefit from income taxes as provided and the benefit or provision for income taxes when finalized are expected, and those differences could be material.
See Note 2, "SIGNIFICANT ACCOUNTING POLICIES" and Note 18, "INCOME TAXES" to our audited Consolidated Financial Statements, as well as the sub-heading "Income Taxes" below, for further details.

SELECTED FINANCIAL INFORMATION
Organic Revenues and Organic Growth Rates
Organic growth, a non-GAAP metric, is defined as an increase on a period-over-period basis in revenues on a constant currency basis (if applicable) excluding the impact of recent acquisitions, divestitures and discontinuations. Organic revenue growth is growth in GAAP Revenue (its most directly comparable GAAP financial measure) adjusted for certain items, of businesses that have been owned for one or more years. The Company uses organic revenue and organic revenue growth to assess performance of its reportable segments, and the Company in total, without the impact of foreign currency exchange fluctuations and recent acquisitions, divestitures and product discontinuations. The Company believes that such measures are useful to investors as it provides a supplemental period-to-period comparison.
Organic revenue growth reflects adjustments for: (i) the impact of period-over-period changes in foreign currency exchange rates on revenues and (ii) the revenues associated with acquisitions, divestitures and discontinuations of businesses divested and/or discontinued. These adjustments are determined as follows:
Foreign currency exchange rates: Although changes in foreign currency exchange rates are part of our business, they are not within management’s control. Changes in foreign currency exchange rates, however, can mask positive or negative trends in the business. The impact for changes in foreign currency exchange rates is determined as the difference in the current period reported revenues at their current period currency exchange rates and the current period reported revenues revalued using the monthly average currency exchange rates during the comparable prior period.
Acquisitions, divestitures and discontinuations: In order to present period-over-period organic revenues (non-GAAP) on a comparable basis, revenues associated with acquisitions, divestitures and discontinuations are adjusted to include only revenues from those businesses and assets owned during both periods. Accordingly, organic revenue (non-GAAP) growth excludes from the current period, revenues attributable to each acquisition for twelve months subsequent to the day of acquisition, as there are no revenues from those businesses and assets included in the comparable prior period. Organic revenue (non-GAAP) growth excludes from the prior period (but not the current period), all revenues attributable to each divestiture and discontinuance during the twelve months prior to the day of divestiture or discontinuance, as there are no revenues from those businesses and assets included in the comparable current period.
Please refer to the tables of organic revenues (non-GAAP) and organic revenue growth rates presented in the subsequent section titled “Reportable Segment Revenues and Profits” for a reconciliation of GAAP revenues to organic revenues (non-GAAP).
The following table provides selected financial information for each of the last three years:

	Years Ended December 31,			Change
(in millions, except per share data)	2017	2016	2015	2016 to 2017	2015 to 2016
Revenues	$8,724	$9,674	$10,447	$(950)	$(773)
Operating income (loss)	$102	$(566)	$1,527	$668	$(2,093)
Loss before (benefit from) provision for income taxes	$(1,741)	$(2,435)	$(155)	$694	$(2,280)
Net income (loss)	$2,404	$(2,408)	$(288)	$4,812	$(2,120)
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$2,404	$(2,409)	$(292)	$4,813	$(2,117)
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.
Basic	$6.86	$(6.94)	$(0.85)	$13.80	$(6.09)
Diluted	$6.83	$(6.94)	$(0.85)	$13.77	$(6.09)
Financial Performance
Summary of 2017 Compared with 2016
Our revenue for 2017 and 2016 was $8,724 million and $9,674 million, respectively, a decrease of $950 million, or 10%. The decrease was driven by divestitures and discontinuations, lower volumes in our U.S. Diversified segment as a result of the loss of exclusivity for a number of products and lower volumes in our Branded Rx segment as a result of challenging market dynamics, particularly in dermatology. Revenues were also negatively affected, to a lesser extent, by foreign exchange. These decreases were partially offset by increased volumes in our Bausch + Lomb / International segment, primarily driven by the U.S.

Bausch + Lomb Consumer business, and increased international pricing in our Bausch + Lomb / International segment. The changes in our segment revenues and segment profits are discussed in detail in the section titled “Reportable Segment Revenues and Profits”.
Operating income for 2017 was $102 million, as compared to operating loss for 2016 of $566 million, an increase of $668 million. Our operating income for 2017 compared to our operating loss for 2016 reflects, among other factors:

•
a decrease in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) of $875 million, primarily driven by: (i) lower volumes and (ii) the impact of divestitures and discontinuances;

•
a decrease in selling, general, and administrative expenses (“SG&A”) of $228 million, primarily attributable to: (i) a net decrease in advertising and promotional expenses, (ii) higher severance and other benefits in 2016 associated with exiting executives and on-boarding a new executive team and other key employees, (iii) termination benefits associated with our former Chief Executive Officer in 2016 and (iv) the impact of divestitures. These factors were partially offset by an increase in professional fees;

•
a decrease in R&D of $60 million due to the year over year phasing as we completed the R&D investment in Siliq™ and other newly launched products requiring investment in the prior year, removed projects related to divested businesses and rebalanced our portfolio to better focus on its core assets;

•
an increase in Amortization of intangible assets of $17 million, driven by changes to the estimated remaining useful lives of certain products and the Salix brand name, partially offset by lower amortization as a result of impairments to intangible assets and divestitures and discontinuances of product lines during 2017 and 2016, as the Company focuses on its core assets;

•
a decrease in Goodwill impairments of $765 million. In 2016, we recognized Goodwill impairments of $1,077 million primarily in connection with the realignment of our reporting segment structure during the three months ended September 30, 2016. In 2017, we recognized Goodwill impairments of $312 million in connection with a reporting unit during the three months ended September 30, 2017;

•	an increase in Asset impairments of $292 million, primarily related to the Sprout and Obagi businesses;

•	a decrease in Restructuring and integration costs of $80 million as the integration of acquisitions in 2015 and prior is substantially complete;

•
a decrease in Acquisition-related contingent consideration of $276 million, primarily due to a fair value adjustment of $312 million reflecting a decrease in forecasted sales for the Addyi® product prior to the Sprout Sale, which impacted the expected future royalty payments; and

•
an increase in Other income, net of $426 million, primarily due to the increase in net gains on sales of businesses and other assets of $574 million, partially offset by higher charges for accruals for Litigation and other matters of $167 million.

Operating income for 2017 of $102 million and Operating loss for 2016 of $566 million includes non-cash charges for Depreciation and amortization of intangible assets of $2,858 million and $2,866 million, Asset impairments of $714 million and $422 million and Share-based compensation of $87 million and $165 million, respectively.
Our Loss before (benefit from) provision for income taxes for 2017 and 2016 was $1,741 million and $2,435 million, respectively, a decrease of $694 million. The decrease in our Loss before (benefit from) provision for income taxes is primarily attributable to: (i) the increase in Operating income of $668 million previously discussed and (ii) a favorable net change in Foreign exchange and other of $148 million. These changes in Loss before (benefit from) provision for income taxes were partially offset by the Loss on extinguishment of debt of $122 million.
Net income attributable to Valeant Pharmaceuticals International, Inc. for 2017 was $2,404 million as compared to Net loss attributable to Valeant Pharmaceuticals International, Inc. for 2016 of $2,409 million, an increase of $4,813 million. The increase in Net income attributable to Valeant Pharmaceuticals International, Inc. was primarily due to: (i) the increase in the Benefit from income taxes of $4,118 million which in 2017 includes non-cash income tax benefits related to the Company’s internal corporate restructuring and the accounting for the Tax Act and (ii) the decrease in Loss before (benefit from) provision for income taxes of $694 million previously described. See Note 18, "INCOME TAXES" to our audited Consolidated Financial Statements for further details.

Summary of 2016 Compared with 2015
Our revenue for 2016 and 2015 was $9,674 million and $10,447 million, respectively, a decrease of $773 million, or 7%. The decrease was primarily driven by the decreases in the Branded Rx segment and U.S. Diversified Products segment revenues. The changes in our segment revenues and segment profits are discussed in detail in the subsequent section titled "Reportable Segment Revenues and Profits".
Operating loss for 2016 was $566 million as compared to operating income for 2015 of $1,527 million, a decrease of $2,093 million. Our 2016 operating loss compared to our 2015 operating income reflects, among other factors:

•
a decrease in contribution of $796 million. The decrease is primarily driven by: (i) lower average realized pricing and (ii) lower volumes. The decreases in contribution were partially offset by the incremental contributions from the Salix Acquisition, the acquisition of Amoun Pharmaceutical Company S.A.E. ("Amoun") (the "Amoun Acquisition") and other acquisitions;

•
an increase in SG&A of $110 million primarily attributable to: (i) the incremental SG&A from the Salix Acquisition and other acquisitions, (ii) severance and other benefits associated with exiting executives, (iii) professional fees in connection with legal and governmental proceedings, investigations and information requests and (iv) on-boarding our new executive team and other key employees;

•	an increase in R&D of $87 million primarily within the Branded Rx and Bausch + Lomb/International segments to enhance our core assets and support of our new growth strategy;

•	an increase in Amortization of intangible assets of $416 million, as we amortized intangible assets acquired in 2015 for the full year 2016;

•	an increase in Goodwill impairments of $1,077 million primarily in connection with the realignment of our segment structure that took place during the three months ended September 30, 2016;

•	an increase in Asset impairments of $159 million primarily in connection with Ruconest® which was divested on December 7, 2016;

•	a decrease in Restructuring and integration costs of $230 million as the integration of acquisitions in 2015 and prior is substantially complete;

•
a decrease in in-process R&D costs of $72 million which was primarily related to a $100 million upfront payment to acquire certain multi-year licensing rights to brodalumab, marketed as Siliq™, expensed in 2015; and

•	Other expense, net in 2015 includes post-combination compensation expenses of $183 million associated with two acquisitions in 2015 that did not occur in 2016.
Operating loss for 2016 of $566 million and Operating income for 2015 of $1,527 million includes non-cash charges for Depreciation and amortization of intangible assets of $2,866 million and $2,467 million, Asset impairments of $422 million and $304 million and Share-based compensation of $165 million and $140 million, respectively.
Our Loss before (benefit from) provision for income taxes for 2016 and 2015 was $2,435 million and $155 million, respectively, an increase of $2,280 million. The increase in our Loss before (benefit from) provision for income taxes is primarily attributable to: (i) the decrease in operating income of $2,093 million previously described and (ii) an increase in interest expense of $273 million primarily driven by the increase in our debt level in the second half of 2015 offset in part by the pay down of debt during 2016. These increases in our loss before income taxes were partially offset by: (i) lower foreign exchange loss and other in 2016 of $62 million and (ii) the loss on the extinguishment of debt of $20 million in 2015 which did not occur in 2016.
Net loss attributable to Valeant Pharmaceuticals International, Inc. for 2016 and 2015 was $2,409 million and $292 million, respectively, an increase of $2,117 million. The increase in Net loss attributable to Valeant Pharmaceuticals International, Inc. is primarily attributable to the increase in loss before income taxes of $2,280 million previously described, partially offset by the increase in the Benefit from income taxes of $160 million.

RESULTS OF OPERATIONS
Our operating results for each of the last three years were as follows:

	Years Ended December 31,			Change
(in millions, except per share data)	2017	2016	2015	2016 to 2017	2015 to 2016
Revenues
Product sales	$8,595	$9,536	$10,292	$(941)	$(756)
Other revenues	129	138	155	(9)	(17)
	8,724	9,674	10,447	(950)	(773)
Expenses
Cost of goods sold (exclusive of amortization and impairments of intangible assets)	2,506	2,572	2,532	(66)	40
Cost of other revenues	42	39	53	3	(14)
Selling, general and administrative	2,582	2,810	2,700	(228)	110
Research and development	361	421	334	(60)	87
Amortization of intangible assets	2,690	2,673	2,257	17	416
Goodwill impairments	312	1,077	—	(765)	1,077
Asset impairments	714	422	304	292	118
Restructuring and integration costs	52	132	362	(80)	(230)
Acquired in-process research and development costs	5	34	106	(29)	(72)
Acquisition-related contingent consideration	(289)	(13)	(23)	(276)	10
Other (income) expense, net	(353)	73	295	(426)	(222)
	8,622	10,240	8,920	(1,618)	1,320
Operating income (loss)	102	(566)	1,527	668	(2,093)
Interest income	12	8	4	4	4
Interest expense	(1,840)	(1,836)	(1,563)	(4)	(273)
Loss on extinguishment of debt	(122)	—	(20)	(122)	20
Foreign exchange and other	107	(41)	(103)	148	62
Loss before (benefit from) provision for income taxes	(1,741)	(2,435)	(155)	694	(2,280)
(Benefit from) provision for income taxes	(4,145)	(27)	133	(4,118)	(160)
Net income (loss)	2,404	(2,408)	(288)	4,812	(2,120)
Less: Net income attributable to noncontrolling interest	—	1	4	(1)	(3)
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$2,404	$(2,409)	$(292)	$4,813	$(2,117)

2017 Compared with 2016
Revenues
Our primary sources of revenues are the sale of pharmaceutical products, OTC products and medical devices.
Our revenue was $8,724 million and $9,674 million for 2017 and 2016, respectively, a decrease of $950 million, or 10%. The decrease was primarily driven by: (i) the impact of divestitures and discontinuations of $459 million, (ii) a decline in revenues of $403 million primarily due to lower volumes in our U.S. Diversified segment as a result of the loss of exclusivity for a number of products and lower volumes in our Branded Rx segment as a result of challenging market dynamics, particularly in dermatology, partially offset by increased volumes in our Bausch + Lomb / International segment, primarily driven by the U.S. Bausch + Lomb Consumer business and increased international pricing in our Bausch + Lomb / International segment and (iii) the unfavorable impact of foreign currencies of $78 million which is primarily attributable to the Egyptian pound.
Our segment revenues and segment profits are discussed in detail in the subsequent section titled "Reportable Segment Revenues and Profits".
Cash Discounts and Allowances, Chargebacks and Distribution Fees
As is customary in the pharmaceutical industry, gross product sales are subject to a variety of deductions in arriving at net product sales. Provisions for these deductions are recognized concurrent with the recognition of gross product sales. These provisions include cash discounts and allowances, chargebacks and distribution fees, which are paid to direct customers, as well as rebates and returns, which can be paid to direct and indirect customers.  Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory on hand at the wholesalers. Such credits are offset against the total distribution service fees we pay on all of our products to each such wholesaler. Net product sales on these credits are recognized on the date that the wholesaler is notified of the price increase. Provision balances relating to amounts payable to direct customers are netted against trade receivables and balances relating to indirect customers are included in accrued liabilities.  Provisions recorded to reduce gross product sales to net product sales and revenues for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
	2017		2016
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$14,825	100%	$16,047	100%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	829	6%	789	5%
Returns	423	3%	460	3%
Rebates	2,545	17%	2,521	16%
Chargebacks	2,145	14%	2,318	14%
Distribution service fees	288	2%	423	3%
	6,230	42%	6,511	41%
Net product sales	$8,595	58%	$9,536	59%
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 42% and 41% in 2017 and 2016, respectively, an increase of 1% primarily driven by:

•
an increase in discounts and allowances as a percentage of product sales primarily associated with the generic release of Glumetza® AG partially offset by lower sales of Zegerid® AG due to generic competition;

•
returns as a percentage of gross product sales was unchanged as higher return rates for products with generic launches in 2017, such as Nitropress® and Glumetza®, were substantially offset by decreases from lower year over year sales and return rates associated with certain products, primarily Zegerid® AG which was launched in 2016,and Retin® AG which was impacted by multiple generics in 2016;

•
rebates as a percentage of product sales was higher as increased sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of gross price increases where customers receive incremental rebates based on contractual price increase limitations. The comparisons were impacted primarily by higher provisions for rebates and the co-pay assistance programs for promoted products, such as Xifaxan®, Wellbutrin® and Apriso®.

These increases were offset by decreases in rebates for Glumetza®, Solodyn®, Jublia®, Carac®, Ziana® and other products as generic competition caused a decline in volume year over year;

•
chargebacks as a percentage of gross product sales was unchanged as increases in chargebacks from higher year over year sales of certain generic drugs such as Glumetza® AG, Targretin® AG and Xenazine® AG and certain branded drugs such as Nifedical™, Xifaxan® and Ofloxacin were substantially offset by decreases in chargebacks associated with: (i) lower utilization by the U.S. government of certain products such as Minocin®, Ativan® and Mysoline®, (ii) lower year over year sales of Zegerid® AG, Nitropress® and Anusol™ and other drugs due to generic competition and Provenge® which was divested with the Dendreon Sale and (iii) better contract pricing as a result of the Company's pricing discipline. During much of 2016, the Company was subject to higher chargeback rates as a result of its 2015 pricing strategies. As a result of corrective actions taken by the Company, and its continued pricing discipline during 2016, the previous chargeback rates, which were substantial, are no longer effective during 2017; and

•
a decrease in distribution service fees as a percentage of gross product sales due in part to higher offsetting price appreciation credits and better contract terms with our distributors. Price appreciation credits are offset against the distribution service fees we pay wholesalers and were $21 million and $13 million for 2017 and 2016, respectively.

Operating Expenses
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
Cost of goods sold was $2,506 million and $2,572 million for 2017 and 2016, respectively, a decrease of $66 million, or 3%. The decrease was primarily driven by: (i) lower volumes from revenues, (ii) the impact of divestitures and discontinuations, (iii) lower amortization of acquisition accounting adjustments related to inventories of $38 million and (iv) the favorable impact of foreign currencies of $22 million. These decreases were partially offset by: (i) an increase of $21 million in certain maintenance costs and (ii) higher third-party royalty costs on certain drugs.
Effective July 1, 2017, we began classifying certain maintenance costs as costs of sales which in previous periods were included in R&D expenses. The costs incurred for the period July 1, 2017 through December 31, 2017 was $21 million. No adjustments were made to prior periods based on materiality.
Cost of goods sold as a percentage of revenue was 29% and 27% for 2017 and 2016, respectively, an increase of 2 percentage points and was primarily driven by an unfavorable change in our product mix. In 2017, a greater percentage of our revenue was attributable to the Bausch + Lomb/International segment, which generally has lower gross margins than our remaining product portfolio. The shift toward a lower gross margin is also partly due to the loss of exclusivity across our portfolio. These increases in costs of goods sold as a percentage of product sales revenue were partially offset by acquisition accounting adjustments related to inventories expensed in 2016 of $38 million. Our segment revenues and segment profits are discussed in detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs.
SG&A was $2,582 million and $2,810 million for 2017 and 2016, respectively, a decrease of $228 million, or 8%. The decrease was primarily driven by: (i) a net decrease in advertising and promotional expenses, primarily driven by decreases in direct to consumer advertising in support of our Jublia®, Xifaxan®, Bausch + Lomb ULTRA® contact lenses and other branded products, (ii) a net decrease in compensation expense as we incurred higher personnel costs in 2016 resulting from changes in our senior management team and employee retention costs, (iii) termination benefits associated with our former Chief Executive Officer in 2016 consisting of: (a) the pro-rata vesting of performance-based restricted stock units (“RSUs”) (no shares were issued on vesting of these performance-based RSUs because the associated market-based performance condition was not attained), (b) a cash severance payment and (c) a pro-rata annual cash bonus, (iv) lower expenses due to the impact of divestitures, (v) the favorable impact of foreign currencies and (vi) a net decrease in third-party consulting fees. These factors were partially offset by an increase in professional fees incurred in connection with: (i) legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices, (ii) the execution on our key initiatives and (iii) other ongoing corporate and business matters.
Research and Development Expenses
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
R&D expenses were $361 million and $421 million for 2017 and 2016, respectively, a decrease of $60 million, or 14%. The decrease was primarily due to: (i) the year over year phasing as we completed the R&D investment in Siliq™ and other newly launched products requiring investment in the prior year, removed projects related to divested businesses and rebalanced our portfolio to better focus on its core assets as this is not representative of our current product development activities and (ii) $21 million of certain maintenance costs classified as cost of sales in 2017 that in previous periods were included in R&D expenses as previously discussed.
Although R&D expenses in 2017 were lower when compared to 2016 by $60 million, R&D expenses as a percentage of revenue was approximately 4% in 2017 and 2016 and demonstrates our consistent commitment to our investment in our R&D strategy. The decrease in dollars spent in 2017 is attributable to year over year phasing as we completed the R&D investment in SiliqTM and other recently launched products requiring investment in 2016, removed projects related to businesses divested in 2017 and rebalanced our portfolio to better align with our long-term plans and focus on our Bausch + Lomb, GI and dermatology businesses.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years.
Amortization of intangible assets was $2,690 million and $2,673 million for 2017 and 2016, respectively, an increase of $17 million, or 1%. The increase in amortization is driven by changes to the estimated remaining useful lives of certain products and the Salix brand name, partially offset by lower amortization as a result impairments to intangible assets and divestitures and discontinuances of product lines during 2017 and 2016 as the Company focuses on its core assets. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions. In review of the Company’s finite-lived intangible assets, management revised the estimated useful lives of certain intangible assets in the third and fourth quarters of 2017. As a result, the useful lives of certain product brands, with an aggregate carrying value of $7,618 million as of December 31, 2017, were revised from an average of seven years to four years, primarily due to each product expected to lose its exclusivity. In addition, the useful life of the Salix brand, with a carrying value of $569 million as of December 31, 2017, was revised from seventeen years to ten years due to revisions in the forecasted sales of its product portfolio.
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
Goodwill impairments was $312 million and $1,077 million for 2017 and 2016, respectively.
During the three months ended September 30, 2017, the Sprout business was classified as held for sale. As the Sprout business represented only a portion of a Branded Rx reporting unit, we assessed the remaining reporting unit for impairment and determined and recorded a goodwill impairment charge of $312 million during the three months ended September 30, 2017.
Commencing in the three months ended September 30, 2016, the Company operates in three operating segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. The realignment of the segment structure resulted in changes in the Company’s reporting units. In the third and fourth quarter of 2016, goodwill impairment testing was performed under the former reporting unit structure immediately prior to the change and under the then-current reporting unit structure immediately subsequent to the change.

Under the former reporting unit structure, the fair value of each reporting unit exceeded its carrying value by more than 15%, except for the former U.S. reporting unit whose carrying value exceeded its fair value by 2%. As a result, the Company proceeded to perform step two of the goodwill impairment test for the former U.S. reporting unit and determined that the carrying value of the unit's goodwill exceeded its implied fair value, which resulted in a goodwill impairment charge of $905 million, as adjusted through December 31, 2016. The goodwill impairment was primarily driven by changes to the Company's forecasted performance, which resulted in a lower fair value of the U.S. businesses, mainly the Salix business.
Under the then-current reporting unit structure, the carrying value of the Salix reporting unit exceeded its fair value, as updates to the unit's forecast resulted in a lower estimated fair value for the business. As a result, the Company proceeded to perform step two of the goodwill impairment test for the Salix reporting unit and determined that the carrying value of the unit's goodwill exceeded its implied fair value, which resulted in a goodwill impairment charge of $172 million, as adjusted through December 31, 2016.
See Note 9, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements for further details related to our goodwill impairment analysis.
Asset Impairments
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.
Asset impairments were $714 million for 2017 and included: (i) an impairment of $351 million related to the Sprout business classified as held for sale, (ii) impairments of $151 million reflecting decreases in forecasted sales for other product lines, (iii) impairments of $114 million to other assets classified as held for sale, primarily related to the Obagi business, (iv) impairments of $95 million, in aggregate, to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core business and (v) impairments of $3 million related to acquired IPR&D.
Asset impairments were $422 million for 2016 and included: (i) $199 million related to Ruconest® which was divested on December 7, 2016, (ii) $25 million related to intangible assets associated with IBSChek™ and was attributable to declining sales trends, (iii) $14 million related to the termination of the development program for Cirle 3-dimensional surgical navigation technology and (iv) impairment to other assets that individually were not material.
See Note 4, "DIVESTITURES" and Note 9, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements regarding further details related to our intangible assets.
Restructuring and Integration Costs
Restructuring and integration costs were $52 million and $132 million for 2017 and 2016, respectively. We have substantially completed the integration of the businesses acquired prior to 2016. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally and the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material. See Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our audited Consolidated Financial Statements for further details regarding these actions.
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
Acquired in-process research and development costs were $34 million for 2016 and was primarily related to a $25 million license payment.
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration primarily consists of potential milestone payments and royalty obligations associated with businesses and assets we acquired in the past. These obligations are recorded in the consolidated balance sheet at their estimated fair values at the acquisition date, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.
Acquisition-related contingent consideration was a net gain of $289 million for 2017 which included: (i) a fair value adjustment of $312 million reflecting a decrease in forecasted sales for the Addyi® product, which impacted the expected future payments and (ii) net fair value adjustments of $31 million. These net gains were partially offset by accretion for the time value of money of $54 million.
Acquisition-related contingent consideration was a net gain of $13 million for the 2016, which included net fair value adjustments of $105 million which, were partially offset by accretion for the time value of money of $92 million.
See Note 6, "FAIR VALUE MEASUREMENTS" to our audited Consolidated Financial Statements for further details.
Other (income) expense, net
Other (income) expense, net for 2017 and 2016 consists of the following:

(in millions)	2017	2016
Gain on the Skincare Sale	$(309)	$—
Gain on the iNova Sale	(309)	—
Gain on the Dendreon Sale	(97)	—
Loss on the Sprout Sale	98	—
Net loss (gain) on other sales of assets	37	(6)
Litigation and other matters	226	59
Other, net	1	20
Other (income) expense, net	$(353)	$73
In 2017, Litigation and other matters includes: (i) $96 million for the estimated settlement of the Allergan shareholder class actions, (ii) the estimated settlement of the Solodyn® antitrust class actions litigation and (iii) the potential partial summary judgment related to the Mimetogen Pharmaceuticals litigation.
In 2016, Litigation and other matters includes: (i) an unfavorable adjustment of $90 million from the proposed settlement of the Salix securities litigation and (ii) a favorable adjustment of $39 million from the settlement of the investigation into Salix's pre-acquisition sales and promotional practices for the Xifaxan®, Relistor® and Apriso® products. Net gain on other sales of assets includes: (i) a gain of $20 million from an amendment to a license agreement terminating the Company's right to develop and commercialize brodalumab in Europe and (ii) a loss of $22 million from the divestiture of Ruconest®.
Litigation and other matters includes amounts provided for certain matters discussed in Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due and amortization of debt discounts and deferred financing costs on indebtedness under our credit facilities and notes. Interest expense was $1,840 million and $1,836 million and included non-cash amortization and write-offs of debt discounts and deferred financing costs of $151 million and $118 million for 2017 and 2016, respectively. The increase in interest expense is primarily due to: (i) higher amortization and write-offs of debt discounts and deferred financing costs of $33 million which was substantially due to accelerated amortization in connection with the prepayment of term loans during 2017 and (ii) higher interest rates associated with the March 2017 Refinancing Transactions and amendments to our Credit Agreement.  These increases were partially offset by a decrease in interest expense as a result of lower principal amounts of long term debt.  As previously discussed, during 2017, we repaid $4,641 million of long term debt which reduced our interest expense. The weighted average stated rate of interest as of December 31, 2017 and 2016 was 6.07% and 5.75%, respectively.
See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details.

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $122 million for 2017. In March 2017, October 2017, November 2017 and December 2017, we completed a series of transactions which allowed us to refinance a portion of our debt arrangements. In August 2017, we repurchased the remaining $500 million of our August 2018 Unsecured Notes. Losses representing the differences between the amounts paid to settle the extinguished debts and the carrying value of the extinguished debts (the debts' stated principal net of unamortized debt discount and debt issuance costs) were recognized.
See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a net gain of $107 million for 2017 and includes: (i) a foreign exchange gain related to a euro-denominated intercompany loan and (ii) net foreign exchange gains related to intercompany transactions within our European operations.
Foreign exchange and other was a net loss of $41 million for 2016 and includes: (i) a foreign exchange loss related to a euro-denominated intercompany loan and (ii) net foreign exchange losses related to intercompany transactions within our European operations.
Income Taxes
Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the differences between the financial statement and income tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets for outside basis differences in investments in subsidiaries are only recognized if the difference will be realized in the foreseeable future. As a result of the Tax Act, our deferred tax assets and liabilities were re-measured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%.
Our consolidated foreign rate differential reflects the net total tax cost or benefit on income earned or losses incurred in jurisdictions outside of Canada as compared to the net total tax cost or benefit of such income (on a jurisdictional basis) at the Canadian statutory rate of 26.9%. Tax costs below the Canadian statutory rate generate a beneficial foreign rate differential as do tax benefits generated in jurisdictions where the statutory tax rate exceeds the Canadian statutory tax rate. The net total foreign rate differentials generated in each jurisdiction in which we operate is not expected to bear a direct relationship to the net total amount of foreign income (or loss) earned outside of Canada.
Benefit from income taxes was $4,145 million and $27 million for 2017 and 2016, respectively.
We have provided for income taxes, including the impacts of the Tax Act, in accordance with the accounting guidance issued through the date of this filing. The 2017 income tax benefit includes provisional net tax benefits of $975 million attributable to the Tax Act. The accounting for the Tax Act includes each of the following provisional amounts: (i) the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future of $774 million, (ii) a charge for the one-time Transition Toll Tax of $88 million and (iii) the decrease in deferred tax assets attributable to certain legal accruals, the deductibility of which is uncertain for U.S. federal income tax purposes of $10 million. We have provisionally utilized net operating losses (“NOLs”) to offset the provisionally determined $88 million Transition Toll Tax and therefore no amount is recorded as payable. We have previously provided for residual U.S. federal income tax on its outside basis differences in certain foreign subsidiaries; however, as our residual U.S. tax liability was $299 million prior to the law change, we recognized a deferred tax benefit of $299 million in the fourth quarter of 2017.
In 2017, the Company liquidated its top U.S. subsidiary (Biovail Americas Corp.) (“BAC”) in a taxable transaction, resulting in a taxable loss which was of a character that would offset certain gains from internal restructurings and third party divestitures, the excess of which was, under U.S. tax law, able to be carried back to offset previously recognized gains in 2016, 2015 and 2014. This carryback resulted in an increase in the Company’s deferred tax asset for net operating losses previously utilized against such gains. The largest result of this transaction for which the Company has recorded a benefit, is the reversal of a previously established deferred tax liability of approximately $1,900 million and a net benefit of approximately $400 million primarily related to the carryback of losses.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The majority of the decrease in 2017 is due to changes in the deferred tax asset balance in Canada, and foreign tax credits recorded in the U.S. In determining the amount of the valuation allowance that was necessary, we considered the amount of U.S. tax loss carryforwards,

U.S. research and development tax credits, Canadian tax loss carryforwards, scientific research and experimental development pool, and investment tax credits that we would more likely than not be able to utilize based on future sources of income. Our taxes payable is impacted by our ability to use net operating losses on a current basis.
In 2017, our effective tax rate differed from the Canadian statutory tax rate of 26.9% primarily due to: (i) a benefit related to internal integrations and restructurings, (ii) a benefit related to U.S. tax law changes enacted in December 2017, (iii) a benefit generated from our annualized mix of earnings by jurisdiction, (iv) a benefit from the sale of divested businesses and (v) the recording of valuation allowance on entities for which no tax benefit of losses is expected.
In 2016, our effective tax rate differed from the Canadian statutory tax rate of 26.9% primarily due to: (i) a benefit related to internal integrations and restructurings, (ii) a charge for the impact of non-deductible goodwill impairment, (iii) a benefit for the effect of valuation allowance on our tax attribute carryforwards in Canada, (iv) benefit of intra-entity transfers including the amortization of intangibles for tax purposes (these include a charge for internal restructuring) and (v) a benefit from income earned in jurisdictions with a lower statutory rate than in Canada.
See Note 18, "INCOME TAXES" to our audited Consolidated Financial Statements for further details regarding income taxes.
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
The following is a brief description of our segments:

•
The Bausch + Lomb/International segment consists of: (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products, primarily comprised of Bausch + Lomb products, with a focus on the Vision Care, Surgical, Consumer and Ophthalmology Rx products and (ii) sales in Canada, Europe, Asia, Australia and New Zealand, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products and Bausch + Lomb products.

•
The Branded Rx segment consists of sales in the U.S. of: (i) Salix products (GI products), (ii) Ortho Dermatologics (dermatological products) and (iii) oncology (or Dendreon), dentistry and women’s health products (or Sprout). As a result of the divestiture of the Company's equity interest in Dendreon on June 28, 2017 and Sprout on December 20, 2017, the Company has exited the oncology and women's health business, respectively.

•
The U.S. Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics which includes the Solta business and the Obagi business (the Obagi Sale was completed on November 9, 2017) and (ii) AG products.

Segment profit is based on operating income after the elimination of intercompany transactions (including transactions with any consolidated variable interest entities). Certain costs, such as amortization and impairments of intangible assets, goodwill impairment, certain R&D expenses not specific to our active portfolio, acquired in-process research and development costs, restructuring, integration and acquisition-related costs and other (income) expense, are not included in the measure of segment profit, as management excludes these items in assessing financial performance. In addition, a portion of share-based compensation, representing the difference between actual and budgeted expense, is not allocated to segments. See Note 23, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for a reconciliation of segment profit to Loss before (benefit from) provision for income taxes.

The following table presents segment revenues, segment revenues as a percentage of total revenues and the year over year changes in segment revenues for 2017 and 2016. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year over year changes in segment profits for 2017 and 2016.

	Years Ended December 31,				Change
	2017		2016		2016 to 2017
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenue
Bausch + Lomb/International	$4,871	56%	$4,927	51%	$(56)	(1)%
Branded Rx	2,475	28%	2,828	29%	(353)	(12)%
U.S. Diversified Products	1,378	16%	1,919	20%	(541)	(28)%
Total revenues	$8,724	100%	$9,674	100%	$(950)	(10)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$1,440	30%	$1,483	30%	$(43)	(3)%
Branded Rx	1,361	55%	1,517	54%	(156)	(10)%
U.S. Diversified Products	994	72%	1,522	79%	(528)	(35)%
Total segment profit	$3,795	44%	$4,522	47%	$(727)	(16)%
The following table presents organic revenue (Non-GAAP) and the year over year changes in organic revenue for 2017 and 2016 by segment. Organic revenues and organic growth rates are defined in the previous section titled “Selected Financial Information”.

	Year Ended December 31, 2017			Year ended December 31, 2016			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divested Revenues	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Bausch + Lomb/International	$4,871	$78	$4,949	$4,927	$(240)	$4,687	$262	6%
Branded Rx	2,475	—	2,475	2,828	(194)	2,634	(159)	(6)%
U.S. Diversified Products	1,378	—	1,378	1,919	(25)	1,894	(516)	(27)%
Total	$8,724	$78	$8,802	$9,674	$(459)	$9,215	$(413)	(4)%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product group representing 10% or more of its segment product sales. The Bausch + Lomb/International segment revenue was $4,871 million and $4,927 million for 2017 and 2016, respectively, a decrease of $56 million, or 1%. The decrease was primarily driven by: (i) the impact of the Skincare Sale, the iNova Sale and other divestitures and discontinuations of $240 million and (ii) the unfavorable impact of foreign currencies of $78 million, which includes the unfavorable impact from the Egyptian pound of $138 million.
These factors were partially offset by: (i) an increase in volume of $145 million primarily driven by the U.S. Bausch + Lomb Consumer and international businesses and, to a lesser extent, the U.S. Bausch + Lomb Vision Care and Surgical businesses and (ii) an increase in average realized pricing of $121 million, primarily in Egypt in order to offset the unfavorable impact of foreign exchange due to the Egyptian pound devaluation.
Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit was $1,440 million and $1,483 million for 2017 and 2016, respectively, a decrease of $43 million, or 3%. The decrease was primarily driven by: (i) the decrease in contribution from the impact of the Skincare Sale, the iNova Sale and other divestitures and discontinuations of $151 million and (ii) the unfavorable impact of foreign currencies on our business of $41 million, primarily due to the Egyptian pound.
These factors were partially offset by: (i) an increase in contribution as a result of increases in volume and average realized pricing as previously discussed and (ii) a decrease in operating expenses (excluding amortization and impairments of intangible assets) of $26 million primarily in advertising and promotion, including expenses eliminated as a result of the Skincare Sale, the iNova Sale and other divestitures and discontinuances.

Branded Rx Segment:
Branded Rx Segment Revenue
The Branded Rx segment has a diversified product line and includes Xifaxan®, which accounted for approximately 40% and 33% of the Branded Rx segment product sales and approximately 11% and 10% of the Company's product sales for 2017 and 2016, respectively. No other single product group represents 10% or more of the Branded Rx segment product sales. The Branded Rx segment revenue was $2,475 million and $2,828 million for 2017 and 2016, respectively, a decrease of $353 million, or 12%. The decrease was primarily driven by: (i) a decrease in volume of $288 million primarily driven by: (a) the dermatology business, most notably with our Jublia® product, and to a lesser extent our Solodyn® product, which have experienced lower volumes since the change in our fulfillment model, (b) lower demand within the GI business most notably with our Glumetza® and Uceris® products attributable to competition and the increase in high deductible medical plans, (c) generic competition as certain products lost exclusivity, such as our Zegerid® product in our GI business and our Carac®, Targretin® and Ziana® products in our dermatology business and (d) reduced patient access by third party payors to certain legacy dermatology products and (ii) the decrease from the impact of the Dendreon Sale and other divestitures and discontinuations of $194 million.
These factors were partially offset by an increase in pricing of $129 million primarily driven by: (i) increased wholesale selling prices and (ii) lower discounts within the GI business in 2017 when compared to 2016. As previously discussed in “Cash Discounts and Allowances, Chargebacks and Distribution Fees,” as a result of corrective actions taken by the Company, and its continued pricing discipline during 2016, chargeback rates within the GI business were lower in 2017 when compared to 2016. This resulted in an increase in average realized pricing and was partially offset by higher managed care rebates, particularly in the dermatology business and to a lesser extent the GI business.
Branded Rx Segment Profit
The Branded Rx segment profit was $1,361 million and $1,517 million for 2017 and 2016, respectively, a decrease of $156 million, or 10%. The decrease was primarily driven by a decrease in contribution from: (i) the impact of the Dendreon Sale and other divestitures and discontinuations of $153 million, (ii) lower volume partially offset by higher average realized pricing and (iii) higher third-party royalty costs on certain drugs.
These factors were partially offset by: (i) a decrease in operating expenses of $112 million primarily related to lower advertising and promotional expenses and (ii) acquisition accounting adjustments related to inventories expensed in 2016 of $33 million.
U.S. Diversified Products Segment:
U.S. Diversified Products Segment Revenue
The following table displays the U.S. Diversified Products segment revenues by product and product revenues as a percentage of segment revenue for 2017 and 2016.

	Years Ended December 31,				Change
	2017		2016		2016 to 2017
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin®	$234	17%	$279	15%	(45)	(16)%
Xenazine® US	113	8%	157	8%	(44)	(28)%
Isuprel®	105	8%	178	9%	(73)	(41)%
Syprine®	91	7%	88	5%	3	3%
Cuprimine®	78	6%	104	5%	(26)	(25)%
Ativan®	60	4%	41	2%	19	46%
Migranal® AG	53	4%	54	3%	(1)	(2)%
Mephyton®	51	4%	56	3%	(5)	(9)%
Glumetza® AG	39	3%	—	—%	39	NM
Aplenzin®	31	2%	42	2%	(11)	(26)%
Other product revenues	509	37%	900	47%	(391)	(43)%
Other revenues	14	1%	20	1%	(6)	(30)%
Total U.S. Diversified revenues	$1,378	100%	$1,919	100%	$(541)	(28)%
NM — Not meaningful

The U.S. Diversified segment revenue was $1,378 million and $1,919 million for 2017 and 2016, respectively, a decrease of $541 million, or 28%. The decrease was primarily driven by: (i) a decrease in volume of $353 million and (ii) a decrease in average realized pricing of $157 million. The decrease in volumes and average realized pricing is primarily driven by generic competition to certain products, such as Nitropress®, Isuprel®, Xenazine® and Wellbutrin® in our neurology business unit and the Zegerid® AG in our generics business unit.
U.S. Diversified Products Segment Profit
The U.S. Diversified segment profit was $994 million and $1,522 million for 2017 and 2016, respectively, a decrease of $528 million, or 35%. The decrease was primarily driven by the decrease in contribution as a result of decreases in volumes and average realized pricing.
2016 Compared with 2015
Revenues
Our revenue was $9,674 million and $10,447 million for 2016 and 2015, respectively, a decrease of $773 million, or 7%. The decrease was primarily driven by: (i) a decline in organic revenues of $1,277 million, (ii) the unfavorable impact of foreign currencies (most notably the Mexican peso, Egyptian pound and Chinese yuan) of $137 million, (iii) the impact of divestitures and discontinuations of $79 million and (iv) a decline in other revenues (excluding the impact of foreign currencies) of $15 million. These decreases were offset by incremental product sales of $735 million from the Salix Acquisition, the Amoun Acquisition and other acquisitions.
Our segment revenues and segment profits are discussed in detail in the subsequent section titled "Reportable Segment Revenues and Profits".
Cash Discounts and Allowances, Chargebacks and Distribution Fees

	Years Ended December 31,
	2016		2015
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$16,047	100%	$15,508	100%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	789	5%	614	4%
Returns	460	3%	482	3%
Rebates	2,521	16%	2,157	15%
Chargebacks	2,318	14%	1,736	11%
Distribution service fees	423	3%	227	1%
	6,511	41%	5,216	34%
Net product sales	$9,536	59%	$10,292	66%
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 41% and 34% in 2016 and 2015, respectively, an increase of 7% primarily driven by:

•
an increase in the provisions for discounts and allowances, primarily due to an increase in generic product sales as a percentage of gross product sales, which typically have higher discounts and allowances;

•
an increase in the provisions for rebates primarily driven by increased sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of gross price increases where customers receive incremental rebates based on contractual price increase limitations. Specifically, the comparisons were impacted primarily by higher provisions for rebates, including managed care rebates for Jublia® and the co-pay assistance programs for launch products and other promoted products including Onexton®, Retin-A Micro® Microsphere 0.08% ("RAM 0.08%") and Solodyn®, as well as the Salix products. These increases were partially offset by a decrease in rebates for Glumetza® resulting from a decline in sales volume due to generic competition;

•
an increase in the provisions for chargebacks primarily driven by increased utilization and higher chargebacks given to group purchasing organizations for product sales of Isuprel®, Nitropress® and Ammonul® and to the U.S. government in connection with product sales for Minocin®, Ativan®, Glumetza® and Targretin®, offset by decreases in utilization for the Wellbutrin® product line; and

•
higher distribution service fees primarily as a result of lower price appreciation credits. Price appreciation credits when realized (as previously explained) are offset against the distribution service fees we pay wholesalers. Price appreciation credits were $13 million and $171 million for 2016 and 2015, respectively, a decrease of $158 million. The decrease in price appreciation credits was primarily the result of lower and fewer price increase actions in 2016 and lower inventory levels at the wholesalers.

Operating Expenses
Cost of Goods Sold (exclusive of amortization and impairments of intangible assets)
Cost of goods sold was $2,572 million and $2,532 million in 2016 and 2015, respectively, an increase of $40 million, or 2%. The increase was primarily driven by the costs associated with incremental product sales from the Salix Acquisition, the Amoun Acquisition and other acquisitions. These increases were partially offset by: (i) costs attributable to the decrease in volumes from organic revenues, (ii) the favorable impact of foreign currencies, (iii) lower amortization of acquisition accounting adjustments related to inventories of $96 million and (iv) the decrease attributable to the impact of divestitures and discontinuations.
Cost of goods sold as a percentage of revenue was 27% and 24% for 2016 and 2015, respectively, an increase of 3 percentage points. The increase was primarily driven by a decrease in average realized pricing within the Branded Rx, U.S. Diversified and Bausch + Lomb/International segments of $431 million, $123 million and $98 million, respectively. The increase is also attributable to an unfavorable change in product mix, as, in 2016, a greater percentage of our revenue was attributable to the Bausch + Lomb/International segment, which generally has lower gross margins than the balance of the Company's product portfolio. Our segment revenues and segment profits are discussed in detail in the subsequent section titled "Reportable Segment Revenues and Profits". These increases in costs of goods sold as a percentage of revenue were partially offset by the decrease in acquisition accounting adjustments related to inventories expensed in 2016 and 2015 of $38 million and $96 million (or 1% of 2015 product revenues), respectively, primarily related to the fair value step-up in inventories acquired in the Salix Acquisition and other acquisitions.
Selling, General and Administrative Expenses
SG&A was $2,810 million and $2,700 million for 2016 and 2015, respectively, an increase of $110 million, or 4%. The increase was primarily driven by: (i) incremental SG&A related to the Salix Acquisition, the Amoun Acquisition and other acquisitions of $193 million, (ii) termination benefits associated with our former Chief Executive Officer ("CEO") of $38 million recognized in the first quarter consisting of: (a) the pro-rata vesting of performance-based restricted stock units ("RSUs") (no shares were issued on vesting of these performance-based RSUs because the associated market-based performance condition was not attained), (b) a cash severance payment and (c) a pro-rata annual cash bonus, (iii) professional fees in connection with recent legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices of $65 million, (iv) severance and other benefits paid to our exiting executives (excluding benefits paid to the former CEO) and costs associated with recruiting and on-boarding new executive team members and (v) an increase in legal and professional fees in connection with ongoing corporate and business matters. These factors were partially offset by: (i) a net decrease in advertising and selling expenses of $96 million, primarily driven by decreases in promotion and advertising in our dermatology and Salix businesses, (ii) an increase in bad debt expense and (iii) the favorable impact of foreign currencies.
Research and Development Expenses
R&D expenses were $421 million and $334 million for 2016 and 2015, respectively, an increase of $87 million, or 26%. The increase was driven by our focus to maximize the value of our core segments. To bring out additional value in our core Branded Rx segment, we dedicated additional resources to enhance our dermatology and GI product portfolios. A significant portion of this increase is associated with the testing and attaining regulatory approval for Siliq™ (brodalumab) which was launched in the U.S. on July 27, 2017.
Amortization of Intangible Assets
Amortization of intangible assets was $2,673 million and $2,257 million for 2016 and 2015, respectively, an increase of $416 million, or 18%. The increase was driven by a full year of amortization of intangible assets acquired in the Salix Acquisition, the Sprout Acquisition, the Amoun Acquisition and other business and asset acquisitions and includes a $275 million increase related to the Xifaxan® product brands, which includes Xifaxan® 550 mg for the treatment of irritable bowel syndrome with diarrhea in adults ("Xifaxan® IBS-D") approved by the FDA in May 2015.
Goodwill impairments
Goodwill impairments was $1,077 million for 2016.

Commencing in the three months ended September 30, 2016, the Company operates in three operating segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. The realignment of the segment structure resulted in changes in the Company’s reporting units. In the third and fourth quarter of 2016, goodwill impairment testing was performed under the former reporting unit structure immediately prior to the change and under the current reporting unit structure immediately subsequent to the change.
Under the former reporting unit structure, the fair value of each reporting unit exceeded its carrying value by more than15%, except for the former U.S. reporting unit whose carrying value exceeded its fair value by 2%. As a result, the Company proceeded to perform step two of the goodwill impairment test for the former U.S. reporting unit and determined that the carrying value of the unit's goodwill exceeded its implied fair value, which resulted in an initial goodwill impairment charge of $838 million in the three months ended September 30, 2016. In the three months ended December 31, 2016, step two testing was completed and we concluded that the excess of the carrying value of the former U.S. reporting unit's unadjusted goodwill over its implied value as of September 30, 2016 was $905 million and recognized an incremental goodwill impairment charge of $67 million for the fourth quarter of 2016. The goodwill impairment was primarily driven by changes to the Company's forecasted performance which resulted in a lower fair value of the U.S. businesses, mainly the Salix business.
Under the current reporting unit structure, the carrying value of the Salix reporting unit exceeded its fair value, as updates to the unit's forecast resulted in a lower estimated fair value for the business. As a result, the Company proceeded to perform step two of the goodwill impairment test for the Salix reporting unit and determined that the carrying value of the unit's goodwill exceeded its implied fair value, which resulted in an initial goodwill impairment charge of $211 million in the three months ended September 30, 2016. In the three months ended December 31, 2016, step two testing was completed and we concluded that the excess of the carrying value of the Salix reporting unit's unadjusted goodwill over its implied value as of September 30, 2016 was $172 million and recognized a credit of $39 million to the initial goodwill impairment charge for the fourth quarter of 2016.
See Note 9, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements for further details related to our goodwill impairment analysis.
Asset Impairments
Asset impairments were $422 million for 2016 and included: (i) $199 million related to Ruconest® which was divested on December 7, 2016, (ii) $25 million related to intangible assets associated with IBSChek™ and was attributable to declining sales trends and (iii) $14 million related to the termination of the development program for Cirle 3-dimensional surgical navigation technology.
Asset impairments were $304 million for 2015 and included: (i) $90 million in the third quarter related to the Rifaximin SSD development program based on analysis of Phase 2 study data, (ii) $79 million in connection with the termination of the arrangements with and relating to Philidor, (iii) $28 million in the fourth quarter related to the original Emerade® program in the U.S. based on analysis of feedback received from the FDA, (iv) $27 million related to the remaining intangible asset for ezogabine/retigabine (immediate-release formulation) resulting from declining sales trends, (v) $26 million related to Zelapar® resulting from declining sales trends and (vi) $12 million in the second quarter related to the Arestin® Peri-Implantitis development program based on analysis of Phase 3 study data.
See Note 4, "DIVESTITURES" and Note 9, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements regarding further details related to our intangible assets.
Restructuring and Integration Costs
Restructuring and integration costs were $132 million and $362 million for 2016 and 2015, respectively. As of December 31, 2017, we have substantially completed the integration of the businesses acquired prior to 2016. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material. See Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our audited Consolidated Financial Statements for further details regarding these actions.
Acquired In-Process Research and Development Costs
Acquired in-process research and development costs were $34 million for 2016 and was primarily related to a $25 million license payment. Acquired in-process research and development costs were $106 million for 2015 and was primarily related to a $100 million upfront payment to acquire certain multi-year licensing rights to Siliq™ (brodalumab), which was launched in the U.S. on July 27, 2017.

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration was a net gain of $13 million for 2016. This net gain included net fair value adjustments of $105 million which were partially offset by accretion for the time value of money of $92 million.
Acquisition-related contingent consideration was a net gain of $23 million for 2015. This net gain included net fair value adjustments of $78 million which were partially offset by accretion for the time value of money of $55 million.
See Note 6, "FAIR VALUE MEASUREMENTS" to our audited Consolidated Financial Statements for further details.
Other (income) expense, net
Other (income) expense, net for 2016 and 2015 consists of the following:

(in millions)	2016	2015
Net loss (gain) on other sales of assets	(6)	8
Other post business combination expenses	—	183
Litigation and other matters	59	37
Other, net	20	67
Other (income) expense, net	$73	$295
Litigation and other matters includes amounts provided for certain matters discussed in Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
In 2016, Litigation and other matters includes: (i) an unfavorable adjustment of $90 million from the proposed settlement of the Salix securities litigation and (ii) a favorable adjustment of $39 million from the settlement of the investigation into Salix's pre-acquisition sales and promotional practices for the Xifaxan®, Relistor® and Apriso® products. Net gain on other sales of assets includes: (i) a gain of $20 million from an amendment to a license agreement terminating the Company's right to develop and commercialize brodalumab in Europe and (ii) a loss of $22 million from the divestiture of Ruconest®.
In 2015, Other post business combination expenses includes: (i) $168 million related to the acceleration of unvested restricted stock for Salix employees (including $3 million of related payroll taxes) in connection with the Salix Acquisition and (ii) $12 million related to bonuses paid to Amoun employees. Litigation and other matters includes $25 million related to the AntiGrippin® litigation.
Non-Operating Income and Expense
Interest Expense
Interest expense was $1,836 million and $1,563 million and included non-cash amortization and write-offs of debt discounts and deferred financing costs of $118 million and $145 million for 2016 and 2015, respectively. The increase in interest expense of $273 million, or 17%, was primarily due to: (i) higher principal amounts of outstanding debt during 2016, mainly as a result of the Salix Acquisition financing during 2015 and (ii) higher interest rates resulting from amendments to our Credit Agreement in 2016. The weighted average stated rate of interest as of December 31, 2016 and 2015 was 5.75% and 5.10%, respectively.
See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $20 million for 2015 and was related to the redemption of the December 2018 Notes in February 2015.
Foreign Exchange and Other
Foreign exchange and other was a net loss of $41 million for 2016 and includes: (i) a foreign exchange loss related to a euro-denominated intercompany loan and (ii) net foreign exchange losses related to intercompany transactions within our European operations.
Foreign exchange and other was a net loss of $103 million for 2015 and includes: (i) a foreign exchange loss related to a euro-denominated intercompany loan of $50 million, (ii) a $26 million loss recognized in connection with the foreign currency forward-exchange contracts entered into in March 2015 and (iii) net foreign exchange losses related to other intercompany transactions within our European operations.

Income Taxes
Benefit from income taxes was $27 million for 2016 versus a provision for income taxes of $133 million for 2015.
In 2016, our effective tax rate differed from the Canadian statutory tax rate of 26.9% due to: (i) tax provisions related to internal integrations and restructurings, (ii) the impact of non-deductible goodwill impairment, (iii) the effect of valuation allowance on our tax attribute carryforwards in Canada, (iv) the net benefit of intra-entity transfers including the amortization of intangibles for tax purposes and (v) income earned in jurisdictions with a lower statutory rate than in Canada. Our consolidated foreign rate differential reflects the net total tax cost or benefit on income earned or losses incurred in jurisdictions outside of Canada as compared to the net total tax cost or benefit of such income (on a jurisdictional basis) at the Canadian statutory rate. Tax costs below the Canadian statutory rate generate a beneficial foreign rate differential as do tax benefits generated in jurisdictions where the statutory tax rate exceeds the Canadian statutory tax rate. The net total foreign rate differentials generated in each jurisdiction in which we operate is not expected to bear a direct relationship to the net total amount of foreign income (or loss) earned outside of Canada.
In 2015, our effective tax rate differed from the Canadian statutory tax rate of 26.9% due to: (i) income earned in jurisdictions with a lower statutory rate than in Canada, (ii) the effect of valuation allowance on our tax attribute carryforwards, (iii) tax benefits related to internal integrations and restructurings, and (iv) benefit of intra-entity transfers including the amortization of intangibles for tax purposes. Our consolidated foreign rate differential reflects the net total tax cost or benefit on income earned or losses incurred in jurisdictions outside of Canada as compared to the net total tax cost or benefit of such income (on a jurisdictional basis) at the Canadian statutory rate. Tax costs below the Canadian statutory rate generate a beneficial foreign rate differential as do tax benefits generated in jurisdictions where the statutory tax rate exceeds the Canadian statutory tax rate. The net total foreign rate differentials generated in each jurisdiction in which we operate is not expected to bear a direct relationship to the net total amount of foreign income (or loss) earned outside of Canada.
See Note 18, "INCOME TAXES" to our audited Consolidated Financial Statements for further details regarding income taxes.
Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year over year changes in segment revenues for 2016 and 2015. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year over year changes in segment profits for 2016 and 2015.

	Years Ended December 31,				Change
	2016		2015		2015 to 2016
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenue
Bausch + Lomb /International	$4,927	51%	$4,937	47%	$(10)	—%
Branded Rx	2,828	29%	3,248	31%	(420)	(13)%
U.S. Diversified Products	1,919	20%	2,262	22%	(343)	(15)%
Total revenues	$9,674	100%	$10,447	100%	$(773)	(7)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$1,483	30%	$1,686	34%	$(203)	(12)%
Branded Rx	1,517	54%	1,875	58%	(358)	(19)%
U.S. Diversified Products	1,522	79%	1,785	79%	(263)	(15)%
Total segment profit	$4,522	47%	$5,346	51%	$1,307	24%

The following table presents organic revenue (Non-GAAP) and the year over year changes in organic revenue for 2016 and 2015 by segment. Organic revenue and organic growth rates are defined in section titled “Selected Financial Information”.

	Year Ended December 31, 2016				Year Ended December 31, 2015			Change in Organic Revenue
	Revenue as Reported	Revenues of Businesses Acquired	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Revenues of Businesses Divested	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Bausch + Lomb /International	$4,927	$(239)	$137	$4,825	$4,937	$(45)	$4,892	$(67)	(1)%
Branded Rx	2,828	(383)	—	2,445	3,248	(12)	3,236	(791)	(24)%
U.S. Diversified Products	1,919	(113)	—	1,806	2,262	(22)	2,240	(434)	(19)%
Total	$9,674	$(735)	$137	$9,076	$10,447	$(79)	$10,368	$(1,292)	(12)%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment revenue was $4,927 million and $4,937 million for 2016 and 2015, respectively, a decrease of $10 million, or less than 1%. The decrease was primarily driven by: (i) incremental product sales from the 2015 the acquisition of Synergetics USA Inc., the Amoun Acquisition and other acquisitions of $239 million and (ii) net increase in our organic revenues driven by volume of $37 million. During 2016, revenue from increased volumes in Latin America and the U.S. consumer businesses were partially offset by decreases in volumes in Europe as the inventory levels in Europe were worked-down to our target inventory levels, particularly in Poland and Russia.
These factors were partially offset by: (i) the unfavorable impact of foreign currencies of $137 million, (ii) net decrease in organic revenues driven by a decrease in average realized pricing of $99 million primarily attributable to lower realized prices related to our ophthalmology products as a result of the implementation of rebates and other price adjustments during the year and (iii) the impact from divestitures and discontinuations of $45 million.
The unfavorable impact of foreign exchange of $137 million, were primarily due to the strengthening of the U.S. dollar against certain currencies, most notably the Mexican peso, Egyptian pound and Chinese yuan, partially offset by the strengthening of the Japanese yen against the U.S. dollar. In November 2016, as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar, the Egyptian pound was significantly devalued.  Our exposure to the Egyptian pound is primarily with respect to Amoun Pharmaceutical Company S.A.E., which we acquired in October 2015, and which represented approximately 2% of our total 2017 and 2016 revenues or approximately 3% and 4% of 2017 and 2016 revenues, respectively, from our Bausch + Lomb/International segment.
Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit was $1,483 million and $1,686 million for 2016 and 2015, respectively, a decrease of $203 million, or 12%. The decrease was primarily driven by: (i) a decrease in contribution from lower average realized pricing of organic revenues, (ii) the unfavorable impact of foreign exchange due to the strengthening of the U.S. dollar against certain currencies, most notably the Mexican peso, Egyptian pound and Chinese yuan, (iii) an increase in operating expenses (excluding amortization and impairments of intangible assets) associated with the Amoun Acquisition and other acquisitions and (iv) the decrease in contribution from the impact of divestitures and discontinuations of $28 million.
These factors were partially offset by the increase in contribution associated the incremental revenues from the Salix Acquisition, the Amoun Acquisition and other acquisitions of $116 million.
Branded Rx Segment:
Branded Rx Segment Revenue
The Branded Rx segment revenue was $2,828 million and $3,248 million for 2016 and 2015, respectively, a decrease of $420 million, or 13%. The decrease was primarily driven by: (i) a decrease in average realized prices of $430 million primarily attributable to: (a) higher managed care rebates particularly in the dermatology and Salix businesses, (b) lower price appreciation credits particularly in the dermatology and Salix businesses and (c) the new fulfillment arrangement with Walgreens, (ii) a decrease in volume of $363 million primarily attributable to: (a) the dermatology business, most notably with our Jublia®, Solodyn® and Ziana® products, which have experienced lower volumes since the change in our fulfillment model and (b) generic competition as certain products lost exclusivity, such as our Glumetza® and Zegerid® products in our Salix business unit and our Ziana® product in our dermatology business unit and (iii) the decrease from the impact of divestitures and discontinuations of $12 million.
These factors were partially offset by the incremental product revenue of $383 million from acquisitions, primarily the Salix Acquisition (mainly driven by Xifaxan®, as well as Uceris®, Apriso®, Relistor® and Zegerid® product sales for the three months ended March 31, 2016) and the acquisition of certain assets of Dendreon Corporation (Provenge® product sales). Approximately 10% of the increase is attributable to price increases implemented subsequent to these 2015 acquisitions (primarily related to Apriso®, Zegerid® and Relistor®). Price appreciation credits in 2016 related to product sales from 2015 acquisitions were nominal due to lower and fewer price increases.
Branded Rx Segment Profit
The Branded Rx segment profit was $1,517 million and $1,875 million for 2016 and 2015, respectively, a decrease of $358 million, or 19%. The decrease was primarily driven by: (i) a decrease in contribution from organic revenues that includes decreases in contribution from lower average realized pricing and volumes and (ii) a decrease in contribution from the impact of divestitures and discontinuations of $11 million.
These factors were partially offset by: (i) an increase in contribution associated with the Salix Acquisition (primarily driven by Xifaxan®, as well as Uceris®, Apriso®, Relistor® and Zegerid® product sales) and other acquisitions of $285 million, (ii) lower amortization of acquisition accounting adjustments related to inventories of $53 million and (iii) a decrease in operating expenses (excluding amortization and impairments of finite-lived intangible assets) primarily related to lower advertising and promotional expenses to support the dermatology business.
U.S. Diversified Products Segment:
U.S. Diversified Products Segment Revenue
The following table displays the U.S. Diversified Products segment revenues in U.S. dollars by product and product revenues as a percentage of segment revenue for 2016 and 2015.

	Years Ended December 31,				Change
	2016		2015		2015 to 2016
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin®	$279	15%	$306	14%	$(27)	(9)%
Isuprel®	178	9%	224	10%	(46)	(21)%
Xenazine® US	157	8%	223	10%	(66)	(30)%
Nitropress®	130	7%	219	10%	(89)	(41)%
Cuprimine®	104	5%	70	3%	34	49%
Zegerid® AG	98	5%	—	—%	98	NM
Syprine®	88	5%	89	4%	(1)	(1)%
Mephyton®	56	3%	58	3%	(2)	(3)%
Migranal® AG	54	3%	34	2%	20	59%
Aplenzin®	42	2%	40	2%	2	5%
Other products	713	38%	967	42%	(254)	(26)%
Other Revenues	20	1%	32	1%	(12)	(38)%
The U.S. Diversified revenues	$1,919	100%	$2,262	100%	$(343)	(15)%
NM — Not meaningful
The U.S. Diversified segment revenue was $1,919 million and $2,262 million for 2016 and 2015, respectively, a decrease of $343 million, or 15%. The decrease was primarily driven by: (i) a decrease in volume of $299 million primarily driven by generic competition to our Neurology products (Xenazine®, Mestinon®, Ammonul® and Sodium Edecrin®), (ii) a decrease in average realized prices of $123 million primarily attributable to our Neurology products and as a result of: (a) higher managed care rebates, (b) lower price appreciation credits and (c) higher group purchasing organization chargebacks on Nitropress® and Isuprel® and (iii) the decrease in contribution from the impact of divestitures and discontinuations of $22 million.
These factors were partially offset by incremental product sales revenue related to the acquisition of certain assets of Marathon Pharmaceuticals, LLC ("Marathon") (mainly driven by Isuprel® and Nitropress® product sales) and other acquisitions of $113 million.

U.S. Diversified Products Segment Profit
The U.S. Diversified segment profit was $1,522 million and $1,785 million for 2016 and 2015, respectively, a decrease of $263 million, or 15%. The decrease was primarily driven by: (i) the decrease in contribution from our organic revenues as a result of lower volumes and average realized pricing and (ii) the decrease in contribution from the impact of divestitures and discontinuations of $17 million. These factors were partially offset by an increase in contribution associated with the Salix Acquisition (Zegerid® authorized generic product sales) and the acquisition of certain assets of Marathon (Nitropress® and Isuprel®) and other acquisitions of $106 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary sources of cash include: cash collected from customers, funds as available from our revolving credit facility, issuances of long-term debt and issuances of equity. Our primary uses of cash include: funding ongoing operations (including R&D), payments for improvements to our production infrastructure, interest and principal repayments of long-term debt and restructuring activities. Summarized cash flow information for 2017, 2016 and 2015 is as follows:

	Years Ended December 31,			Change
($ in millions)	2017	2016	2015	2016 to 2017	2015 to 2016
Net income (loss)	$2,404	$(2,408)	$(288)	$4,812	$(2,120)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(958)	4,605	3,213	(5,563)	1,392
Changes in operating assets and liabilities	844	(110)	(668)	954	558
Net cash provided by operating activities	2,290	2,087	2,257	203	(170)
Net cash provided by (used in) investing activities	2,887	(125)	(15,577)	3,012	15,452
Net cash (used in) provided by financing activities	(4,963)	(1,963)	13,624	(3,000)	(15,587)
Effect of exchange rate changes on cash and cash equivalents	41	(54)	(30)	95	(24)
Net increase (decrease) in cash and cash equivalents and restricted cash	255	(55)	274	310	(329)
Cash and cash equivalents and restricted cash, beginning of year	542	597	323	(55)	274
Cash and cash equivalents and restricted cash, end of year	$797	$542	$597	$255	$(55)
Operating Activities
Net cash provided by operating activities was $2,290 million and $2,087 million in 2017 and 2016, respectively, an increase of $203 million, or 10%. The increase was primarily attributable to changes in our operating assets and liabilities as a result of better working capital management and the collection of trade receivables attributable to our fulfillment agreement with Walgreens in resolution of certain 2016 billing issues. These increases in cash from changes in our operating assets and liabilities were partially offset by lower contributions from businesses divested and contributions from existing businesses as previously discussed and payments for the settlement of the legacy Salix securities class action litigation of $150 million (net of insurance proceeds).
As a result of our focus on our core businesses and divestitures of non-core businesses, we have reduced our inventory days and working capital days during 2017. Further, we have simplified our supply chain by reducing the number of manufacturing sites and have discontinued more than 1,900 stock keeping units or SKUs. These operational improvements generated over $800 million of additional cash from changes in working capital during 2017. Although we continually drive for operational excellence across our organization, we do not foresee significant cash generation during 2018 from additional reductions in working capital. However, at this time, we believe we have right-sized the Company's working capital to a level that fits our business size and needs.
Net cash provided by operating activities was $2,087 million and $2,257 million for 2016 and 2015, respectively, a decrease of $170 million, or 8%. The decrease is primarily attributable to changes in our operating results as previously discussed and was partially offset by decreases in our operating assets and liabilities during 2016.

The change in our operating assets and liabilities during 2016 was primarily driven by increases in inventories and decreases in accounts payable, accrued liabilities and other liabilities due to the impact of the timing of payments in the ordinary course of business partially offset by the reduction in prepaid expenses and other current assets. The changes in our operating assets and liabilities include a true-up payment of $110 million, related to price appreciation credits, received in the first quarter of 2016 under a distribution service agreement with one of our wholesalers. The change in our operating assets and liabilities during 2015 was primarily driven by increases in trade receivables, inventory, prepaid expenses and other current assets partially offset by increases in accounts payable, accrued liabilities and other liabilities due to the impact of the timing of payments and in the ordinary course of business. The changes in our operating assets and liabilities include the post-acquisition build-up in trade receivables in 2015 related to the Salix Acquisition and the acquisition of certain assets of Marathon where minimal trade receivable balances were acquired.
Investing Activities
Net cash provided by investing activities during 2017 was $2,887 million and was primarily driven by the execution of leadership’s commitment to strengthen the Company’s balance sheet through the sale of non-core assets. Net proceeds from sales of non-core assets of $3,253 million, as previously discussed, includes the Skincare Sale, the Dendreon Sale, the iNova Sale, the Obagi Sale and other smaller divestitures and were substantially used to reduce the Company's debt obligations. Net cash used in investing activities during 2016 was $125 million and included a reduction in cash due to the deconsolidation of a former subsidiary of $30 million and payments for businesses previously acquired of $19 million. Net cash used in investing activities during 2015 was $15,577 million and was primarily driven by payments of $15,458 million related to purchases of businesses (net of cash acquired) and intangible assets, primarily the Salix Acquisition, the Sprout Acquisition, the Amoun Acquisition and the acquisitions of certain assets of Marathon and Dendreon Corporation. Other uses of cash by investing activities for 2017, 2016 and 2015 include payments for purchases of property, plant and equipment of $171 million, $235 million and $235 million and acquisitions of intangible assets and other assets previously acquired of $165 million, $56 million and $68 million, respectively.
Financing Activities
Net cash used in financing activities during 2017 was $4,963 million and was primarily driven by the execution of leadership’s commitment to improve the Company’s capital structure. In 2017, net cash used in financing activities included repayments of long-term debt of $14,203 million which consisted of: (i) term loans under our Senior Secured Credit Facilities of $9,478 million, (ii) Senior Unsecured Notes of $4,100 million and (iii) amounts due under our revolving credit facility of $625 million. These repayments were funded with: (i) the net proceeds from the sales of non-core assets, including the Skincare Sale, the Dendreon Sale, the iNova Sale and the Obagi Sale, (ii) net proceeds of $9,424 million from the 2017 Refinancing Transactions and (iii) cash on hand.
Net cash used in financing activities during 2016 was $1,963 million and was primarily driven by the execution of leadership’s commitment to improve the Company’s capital structure. In 2016, net cash used in financing activities included: (i) repayments of term loans under our Senior Secured Credit Facilities of $2,436 million which consisted of: (a) $1,841 million under our term loan facilities and (b) $595 million under our revolving credit facility, (ii) payment of deferred consideration of $500 million in connection with the Sprout Acquisition, (iii) payments of contingent consideration of $123 million, including $50 million in connection with the FDA approval of Relistor® tablets and (iv) payments of $97 million, in the aggregate, in connection with the April 2016 amendment and the August 2016 amendment. These factors were partially offset by $625 million of net borrowings under our revolving credit facility, which included $1,220 million of borrowing and $595 million of repayments. Repayments of $1,841 million of term loan facilities consisted of repayments of: (i) mandatory scheduled 2016 term loan amortization payments of $556 million in aggregate, (ii) all outstanding principal amounts of the Series A-1 and Series A-2 Tranche A Term Loan Facilities of $260 million, (iii) mandatory scheduled 2017 term loan amortization payments of $610 million in aggregate, (iv) term loans with the proceeds from the sale of non-core assets of $140 million and (v) $275 million applied pro rata across the Company's term loans (of which $125 million represented an estimate of the mandatory excess cash flow payment for 2015 based on preliminary 2015 results at the time).
Net cash provided by financing activities during 2015 was $13,624 million and included: (i) aggregate net proceeds of approximately $16,490 million related to debt and equity issuances utilized to fund the Salix Acquisition, (ii) net proceeds of $992 million from the issuance of the 5.50% Senior Notes due 2023 and (iii) net proceeds of $250 million from the issuance of incremental term loans under the Series A-3 Tranche A Term Loan Facility. These amounts were partially offset by: (i) the redemption of the convertible notes assumed in the Salix Acquisition of $3,123 million, (ii) the redemption of the December 2018 Notes of $500 million, (iii) payments of contingent consideration and deferred consideration of $206 million and (iv) payments of financing costs of $103 million primarily related to debt obtained in connection with the Salix Acquisition. The aggregate net proceeds of approximately $16,490 million related to debt and equity issuances utilized to fund the Salix Acquisition consisted of net proceeds from the issuance of: (i) senior notes in March 2015 of approximately $10,000 million, (ii) incremental term loans under the Series

A-4 Tranche A Term Loan Facility and the Series F Tranche B Term Loan Facility of $5,060 million, in aggregate and (iii) common stock in March 2015 of $1,430 million.
See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details regarding the financing activities previously described.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are our cash, cash collected from customers, funds as available from our revolving credit facility, issuances of long-term debt and issuances of equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months.
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt. We believe our existing cash and cash generated from operations will be sufficient to service our debt obligations through 2019.
Restricted Cash
Restricted cash was $77 million, $0 and $0 as of December 31, 2017, 2016 and 2015, respectively. During 2017, $77 million was deposited with a bank as collateral to secure a bank guarantee for the benefit of the Australian Government in connection with the notice of assessment received on August 8, 2017 from the Australian Taxation Office. The Company disagrees with the notice of assessment and continues to believe that its tax positions are appropriate and supported by the facts, circumstances and applicable laws and intends to defend its tax position in this matter vigorously. On January 9, 2018, the collateral of $77 million in Restricted cash was returned in exchange for a $77 million letter of credit.
Long-term Debt
Long-term debt, net of unamortized discounts and finance costs was $25,444 million and $29,846 million as of December 31, 2017 and December 31, 2016, respectively. Aggregate contractual principal amounts due under our debt obligations were $25,752 million and $30,169 million as of December 31, 2017 and 2016, respectively, a decrease of $4,417 million.
In 2017, we completed a series of transactions that reduced our long-term debt principal and extended the maturities of a significant portion of our debt. Through the sale of certain non-core assets and using cash on hand, we repaid $4,641 million of debt principal during 2017. In addition, by accessing the credit markets, we: (i) refinanced $9,562 million that was due to mature in 2018 through 2022, which we extended out to 2022 through 2025, (ii) extended $1,190 million of commitments under our revolving credit facility, originally set to expire in April 2018, out to April 2020 and (iii) obtained less stringent loan financial maintenance covenants under our Senior Secured Credit Facilities, including the removal of the financial maintenance covenants from our term loans. As a result, the financial maintenance covenants apply only with respect to our revolving loans and can be waived or amended without the consent of the term loan lenders under the Credit Agreement. These refinancing transactions and debt repayments have had the effect of lowering our cash requirements for principal debt repayments through 2020 by more than $10,600 million as of December 31, 2017 as compared with those as of December 31, 2016.
Debt repayments - We used the proceeds from the sale of non-core assets, including the Skincare Sale, iNova Sale, Dendreon Sale and Obagi Sale, and made unscheduled prepayments using cash on hand to prepay $3,680 million of term loans under our Senior Secured Credit Facilities during 2017. Using cash on hand, we repurchased $500 million of our August 2018 Unsecured Notes, made mandatory scheduled principal repayments of $86 million under our Series F Tranche B Term Loan Facility and paid down $375 million of amounts outstanding under our revolving credit facility during 2017.
Refinancing - On March 21, 2017, we completed a series of transactions that provided us with additional borrowings, which we used to: (i) repay $4,962 million of debt, representing all outstanding amounts of our senior secured: (a) Series A-3 Tranche A Term Loan Facility originally due October 2018, (b) Series A-4 Tranche A Term Loan Facility originally due April 2020, (c) Series D-2 Tranche B Term Loan Facility originally due February 2019, (d) Series C-2 Tranche B Term Loan Facility originally due December 2019 and (e) Series E-1 Tranche B Term Loan Facility originally due August 2020, (ii) repay $250 million of amounts outstanding under our revolving credit facility and (iii) repurchase, at a purchase price of 103%, $1,100 million of August 2018 Unsecured Notes. The sources of funds for the repayments and repurchases of the aforementioned debt obligations and related fees and expenses were obtained through: (i) a comprehensive amendment and refinancing of our Credit Agreement, which, among other matters, provided for incremental term loans under our Series F-3 Tranche B Term Loan of $3,060 million maturing April 2022, (ii) issuance of $1,250 million aggregate principal amount of March 2022 Secured Notes, (iii) issuance of $2,000 million aggregate principal amount of March 2024 Secured Notes and (iv) the use of cash on hand.

On October 17, 2017, the Company issued $1,000 million aggregate principal amount of November 2025 Secured Notes in a private placement, the proceeds of which were used to: (i) repurchase $569 million in principal amount of 6.375% October 2020 Unsecured Notes and (ii) repurchase $431 million in principal amount of 7.00% October 2020 Unsecured Notes. The related fees and expenses were paid using cash on hand.
On November 21, 2017, the Company issued $750 million aggregate principal amount of November 2025 Secured Notes in a private placement, the proceeds of which were used to repay $750 million of our Series F Tranche B Term Loan Facility. These are additional notes that form part of the same series as the Company’s existing November 2025 Secured Notes. The related fees and expenses were paid using cash on hand.
On November 21, 2017, the Company entered into Amendment No. 16 to the Credit Agreement (“Amendment No. 16”) to, among other things, reprice the Series F Tranche B Term Loan Facility. The applicable margins for borrowings under the Series F Tranche B Term Loan Facility, as modified by the repricing, are 2.50% with respect to base rate borrowings and 3.50% with respect to LIBO rate borrowings. Any prepayment of the Series F Tranche B Term Loan Facility in connection with certain refinancings prior to May 21, 2018 will require a prepayment premium of 1.0% of such loans prepaid.
On December 18, 2017, the Company issued $1,500 million aggregate principal amount of the December 2025 Unsecured Notes in a private placement, the proceeds of which were used to: (i) repurchase $1,021 million in principal amount of 6.375% October 2020 Unsecured Notes, (ii) repurchase $291 million in principal amount of March 2020 Unsecured Notes and (iii) repurchase $188 million in principal amount of 7.00% October 2020 Unsecured Notes. The related fees and expenses were paid using cash on hand.
The aforementioned repayments, refinancings and other changes in our debt portfolio completed during 2017 have lowered our cash requirements for principal debt repayment over the next five years. The mandatory scheduled principal repayments of our debt obligations as of December 31, 2017 and 2016 were as follows:

(in millions)	December 31, 2017	December 31, 2016
2018	$209	$3,738
2019	—	2,122
2020	2,690	7,723
2021	3,175	3,215
2022	5,115	4,281
Thereafter	14,563	9,090
Gross maturities	$25,752	$30,169
On January 30, 2018, using cash on hand, we repaid $200 million of our Series F Tranche B Term Loan Facility satisfying, which we directed to be applied to satisfy (in part) payment of the expected $206 million Consolidated Excess Cash Flow payment for the year 2017. Also due in 2018, is $3 million which consists of (i) short-term loan obligations and (ii) lines of credit assumed from certain acquisitions prior to 2016 and are not related to the Senior Secured Credit Facility, Senior Secured Notes or Senior Unsecured Notes. As the table above demonstrates, as a result of these debt repayments and refinancing transactions, we have eliminated all mandatory scheduled principal long-term debt repayments through March 2020, providing us with additional liquidity and greater flexibility to execute our business plans.
See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt” for further details.
The weighted average stated rate of interest as of December 31, 2017 and 2016 was 6.07% and 5.75%, respectively.
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Credit Agreement”) with a syndicate of financial institutions and investors.
On March 3, 2017, the Company used proceeds from the Skincare Sale to repay $1,086 million of outstanding debt under its Senior Secured Credit Facilities.

On March 21, 2017, the Company entered into Amendment No. 14 to the Credit Agreement (“Amendment No. 14”) which: (i) provided additional financing from an incremental term loan under the Company's Series F-3 Tranche B Term Loan of $3,060 million, (ii) amended the financial covenants contained in the Credit Agreement, (iii) increased the amortization rate for the Series F Tranche B Term Loan Facility from 0.25% per quarter (1% per annum) to 1.25% per quarter (5% per annum), with quarterly repayments starting March 31, 2017, (iv) amended certain financial definitions, including the definition of Consolidated Adjusted EBITDA and (v) provided additional ability for the Company to, among other things, incur indebtedness and liens, consummate acquisitions and make other investments, including relaxing certain limitations imposed by prior amendments. The proceeds from the additional financing, combined with the proceeds from the issuance of the Senior Secured Notes described below and cash on hand, were used to: (i) repay all outstanding balances under the Company’s Series A-3 Tranche A Term Loan Facility, Series A-4 Tranche A Term Loan Facility, Series D-2 Tranche B Term Loan Facility, Series C-2 Tranche B Term Loan Facility and Series E-1 Tranche B Term Loan Facility (collectively the “Refinanced Debt”), (ii) repurchase $1,100 million in principal amount of the August 2018 Senior Unsecured Notes, (iii) repay $350 million of amounts outstanding under the Company's Revolving Credit Facility and (iv) pay related fees and expenses.
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
Modifications to Consolidated Adjusted EBITDA from Amendment No. 14 included, among other things: (i) modifications to permit the Company to add back extraordinary, unusual or non-recurring expenses or charges (including certain costs of, and payments of, litigation expenses, actual or prospective legal settlements, fines, judgments or orders, subject to a cap of $500 million in any twelve month period, of which no more than $250 million may pertain to any costs, payments, expenses, settlements, fines, judgments or orders, in each case, arising out of any actual or potential claim, investigation, litigation or other proceeding that the Company did not publicly disclose (via press release or any filing with the SEC) on or prior to the effectiveness of Amendment No. 14, and subject to other customary limitations) and (ii) modifications to allow the Company to add back certain expenses, charges or losses actually reimbursed or for which the Company reasonably expects to be reimbursed by third parties pursuant to indemnification, reimbursement, insurance or similar agreements within 365 days, subject to customary limitations.
Amendment No. 14 was accounted for as a modification of debt to the extent the Refinanced Debt was replaced with the incremental Series F-3 Tranche B Term Loan issued to the same creditor and an extinguishment of debt to the extent the Refinanced Debt was replaced with Series F-3 Tranche B Term Loan issued to a different creditor. The Refinanced Debt that was replaced with the proceeds of the newly issued Senior Secured Notes was accounted for as an extinguishment of debt. For amounts accounted for as an extinguishment of debt, the Company incurred a Loss on extinguishment of debt of $27 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value (the stated principal amount net of unamortized discount and debt issuance costs). Payments made to the lenders of $38 million associated with the issuance of the new Series F-3 Tranche B Term Loan were capitalized and are being amortized as interest expense over the remaining term of the Series F Tranche B Term Loan Facility. Third party expenses of $3 million associated with the modification of debt were expensed as incurred and included in Interest expense.
On March 28, 2017, the Company entered into Amendment No. 15 to the Credit Agreement (“Amendment No. 15”) which provided for the extension of the maturity date of $1,190 million of revolving credit commitments under the Revolving Credit Facility from April 20, 2018 to the earlier of: (i) April 20, 2020 and (ii) the date that is 91 calendar days prior to the scheduled maturity of any series or tranche of term loans under the Credit Agreement, certain Senior Secured Notes or Senior Unsecured Notes and any other indebtedness for borrowed money in excess of $750 million. Unless otherwise terminated prior thereto, the remaining $310 million of revolving credit commitments under the Revolving Credit Facility will continue to mature on April 20, 2018. Amendment No. 15 was accounted for in part as a debt modification, whereby the fees paid to lenders agreeing to extend their commitment through April 20, 2020 and the fees paid to lenders providing additional commitments were recognized as additional debt issuance costs and are being amortized over the remaining term of the Revolving Credit Facility. Amendment No. 15 was accounted for in part as an extinguishment of debt and the Company incurred a Loss on extinguishment of debt of $1 million representing the unamortized debt issuance costs associated with the commitments canceled by lenders in the amendment.
In April 2017, using the net proceeds from the Skincare Sale and the proceeds from the divestiture of a manufacturing facility in Brazil, the Company repaid $220 million of its Series F Tranche B Term Loan Facility. On July 3, 2017, using the net proceeds from the Dendreon Sale, the Company repaid $811 million of its Series F Tranche B Term Loan Facility.

On October 5, 2017, using the net proceeds from the iNova Sale, the Company repaid $923 million of its Series F Tranche B Term Loan Facility. On November 10, 2017, using the net proceeds from the Obagi Sale, the Company repaid $181 million of its Series F Tranche B Term Loan Facility. On November 21, 2017, using the proceeds from the November 2017 Refinancing Transactions, the Company repaid $750 million of its Series F Tranche B Term Loan Facility.
On November 21, 2017, the Company entered into Amendment No. 16 to the Credit Agreement (“Amendment No. 16”) to reprice the Series F Tranche B Term Loan Facility. The applicable margins for borrowings under the Series F Tranche B Term Loan Facility, as modified by the repricing, are 2.50% with respect to base rate borrowings and 3.50% with respect to LIBO rate borrowings. Any prepayment of the Series F Tranche B Term Loan Facility in connection with certain refinancings prior to May 21, 2018 will require a prepayment premium of 1.0% of such loans prepaid. Amendment No. 16 also increases the letter of credit facility sublimit under the Credit Agreement to $300 million and makes certain other amendments to provide the Company with additional flexibility to enter into certain cash management transactions. The Company paid a prepayment penalty of approximately $38 million in connection with Amendment No. 16 recognized in the Loss on extinguishment of debt in the consolidated statement of operations.
As of December 31, 2017, the Company had $250 million of outstanding borrowings, $94 million of issued and outstanding letters of credit, and remaining availability of $1,156 million under its Revolving Credit Facility. Of the $94 million issued and outstanding letters of credit, a $50 million letter of credit was issued as part of the $127 million of collateral to secure a bank guarantee for the benefit of the Australian Government in connection with the notice of assessment received on August 8, 2017 from the Australian Taxation Office, as discussed in Note 18, "INCOME TAXES". The Company disagrees with the notice of assessment and continues to believe that its tax positions are appropriate and supported by the facts, circumstances and applicable laws. The Company intends to defend its tax position in this matter vigorously. On January 9, 2018, the cash collateral of $77 million of Restricted cash was returned to the Company in exchange for a $77 million letter of credit.
Current Description of Senior Secured Credit Facilities
Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to, at the Company's option from time to time, either: (i) a base rate determined by reference to the higher of: (a) the prime rate (as defined in the Credit Agreement) and (b) the federal funds effective rate plus 1/2 of 1% or (ii) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. With respect to the Revolving Credit Facility, these applicable margins have been subject to increase or decrease quarterly based on the secured leverage ratio beginning with the quarter ended June 30, 2017. Based on its calculation of the Company’s secured leverage ratio, management does not anticipate any such increase or decrease to the current applicable margins for the next applicable period.
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
Subject to certain exceptions and customary baskets set forth in the Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from: (a) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights and net proceeds threshold), (b) 50% of the net cash proceeds from the issuance of equity securities subject to decrease based on leverage ratios, (c) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as defined in the Credit Agreement), (d) 50% of Consolidated Excess Cash Flow (as defined in the Credit Agreement) subject to decrease based on leverage ratios and (e) 100% of net cash proceeds from asset sales outside the ordinary course of business (subject to reinvestment rights, which were restricted by the terms of the April 2016 amendment).
The Company is permitted to voluntarily reduce the unutilized portion of the revolving commitment amount and repay outstanding loans under the Revolving Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBO rate loans. As of December 31, 2017, any prepayment of the Series F Tranche B Term Loan Facility in connection with certain refinancings prior to May 21, 2018 will require a prepayment premium of 1.0% of such loans prepaid.
The Company’s obligations and the obligations of the guarantors under the Senior Secured Credit Facilities and cash management arrangements entered into with lenders under the Senior Secured Credit Facilities (or affiliates thereof) are secured by first-priority security interests in substantially all tangible and intangible assets of the Company and the guarantors, including 100% of the capital stock of Valeant and each material subsidiary of the Company that is directly owned by the Company or another guarantor (other than Valeant’s foreign subsidiaries) and 65% of the capital stock of each foreign subsidiary of Valeant that is directly owned by Valeant or owned by a guarantor that is a domestic subsidiary of Valeant, in each case subject to certain exclusions and limitations set forth in the credit documentation governing the Senior Secured Credit Facilities.
The applicable interest rate margins for borrowings under the Revolving Credit Facility are 2.25%-2.75% with respect to base rate borrowings and 3.25%-3.75% with respect to LIBO rate borrowings.   As of December 31, 2017, the stated rate of interest on the Revolving Credit Facility was 5.32% per annum. In addition, the Company is required to pay commitment fees of 0.50% per annum with respect to the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBO rate borrowings, under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
The applicable interest rate margins for the Series F Tranche B Term Loan Facility are 2.50% with respect to base rate borrowings and 3.50% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor.  As of December 31, 2017, the stated rate of interest on the Company’s borrowings under the Series F Tranche B Term Loan Facility was 4.94% per annum.
As of December 31, 2017, there were no remaining quarterly amortization repayments for the Senior Secured Credit Facilities.
Senior Secured Notes
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
The Senior Secured Notes and the guarantees rank equally in right of repayment with all of the Company’s and Note Guarantors’ respective existing and future unsubordinated indebtedness and senior to the Company’s and Note Guarantors’ respective future subordinated indebtedness. The Senior Secured Notes and the guarantees related thereto are effectively pari passu with the Company’s and the Note Guarantors’ respective existing and future indebtedness secured by a first priority lien on the collateral securing the Senior Secured Notes and effectively senior to the Company’s and the Note Guarantors’ respective existing and future indebtedness that is unsecured, including the existing Senior Unsecured Notes, or that is secured by junior liens, in each case to the extent of the value of the collateral. In addition, the Senior Secured Notes are structurally subordinated to: (i) all liabilities of any of the Company’s subsidiaries that do not guarantee the Senior Secured Notes and (ii) any of the Company’s debt that is secured by assets that are not collateral.
Upon the occurrence of a change in control (as defined in the indentures governing the Senior Secured Notes), unless the Company has exercised its right to redeem all of the notes of a series as previously described, holders of the Senior Secured Notes may require the Company to repurchase such holder’s notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest.
6.50% Senior Secured Notes due 2022 and 7.00% Senior Secured Notes due 2024 - March 2017 Refinancing Transactions
As part of the March 2017 Refinancing Transactions, the Company issued $1,250 million aggregate principal amount of the March 2022 Secured Notes and $2,000 million aggregate principal amount of the March 2024 Secured Notes, in a private placement, the proceeds of which, when combined with the proceeds from the Series F-3 Tranche B Term Loan and cash on hand, were used to: (i) repay the Refinanced Debt, (ii) repurchase $1,100 million in principal amount of August 2018 Unsecured Notes, (iii) repay $350 million of amounts outstanding under the Company's Revolving Credit Facility and (iv) pay related fees and expenses. Interest on these notes is payable semi-annually in arrears on each March 15 and September 15.
The March 2022 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2019, at the redemption prices set forth in the indenture. The Company may redeem some or all of the March 2022 Secured Notes prior to March 15, 2019 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to March 15, 2019, the Company may redeem up to 40% of the aggregate principal amount of the March 2022 Secured Notes using the proceeds of certain equity offerings at the redemption price set forth in the indenture.
The March 2024 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2020, at the redemption prices set forth in the indenture. The Company may redeem some or all of the March 2024 Secured Notes prior to March 15, 2020 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to March 15, 2020, the Company may redeem up to 40% of the aggregate principal amount of the March 2024 Secured Notes using the proceeds of certain equity offerings at the redemption price set forth in the indenture.

5.50% Senior Secured Notes due 2025 - October 2017 Refinancing Transactions and November 2017 Refinancing Transactions
On October 17, 2017, the Company issued $1,000 million aggregate principal amount of the November 2025 Secured Notes, in a private placement, the proceeds of which were used to: (i) repurchase $569 million in principal amount of the 6.375% October 2020 Unsecured Notes and (ii) repurchase $431 million in principal amount of the 7.00% October 2020 Unsecured Notes. The related fees and expenses were paid using cash on hand. Interest on these notes is payable semi-annually in arrears on each May 1 and November 1.
The November 2025 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after November 1, 2020, at the redemption prices set forth in the indenture. The Company may redeem some or all of the November 2025 Secured Notes prior to November 1, 2020 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to November 1, 2020, the Company may redeem up to 40% of the aggregate principal amount of the November 2025 Secured Notes using the proceeds of certain equity offerings at the redemption price set forth in the indenture.
On November 21, 2017, the Company issued $750 million aggregate principal amount of the November 2025 Secured Notes, in a private placement. These are additional notes and form part of the same series as the Company’s existing November 2025 Secured Notes. The proceeds were used to prepay its Series F Tranche B Term Loan Facility. The related fees and expenses were paid using cash on hand.
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
7.00% Senior Unsecured Notes due 2020 - On September 28, 2010, Valeant issued $700 million aggregate principal amount of the 7.00% October 2020 Unsecured Notes in a private placement. The October 2020 Unsecured Notes accrue interest at the rate of 7.00% per year, payable semi-annually in arrears.
On October 17, 2017, as part of the October 2017 Refinancing Transactions, the Company repaid $431 million in principal amount of the 7.00% October 2020 Unsecured Notes.
On December 18, 2017, as part of the December 2017 Refinancing Transactions, the Company repaid $188 million principal amount of the 7.00% October 2020 Unsecured Notes.
Valeant may redeem all or a portion of the 7.00% October 2020 Unsecured Notes at the applicable redemption prices set forth in the 7.00% October 2020 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
6.375% Senior Unsecured Notes due 2020
On October 4, 2012, VPI Escrow Corp. (the “VPI Escrow Issuer”), a newly formed wholly owned subsidiary of Valeant, issued $1,750 million aggregate principal amount of the 6.375% October 2020 Unsecured Notes in a private placement. The 6.375% October 2020 Unsecured Notes accrue interest at the rate of 6.375% per year, payable semi-annually in arrears. At the time of the closing of the Medicis acquisition, (i) the VPI Escrow Issuer merged with and into Valeant, with Valeant continuing as the surviving corporation, (ii) Valeant assumed all of the VPI Escrow Issuer’s obligations under the 6.375% October 2020 Unsecured Notes and the related indenture and (iii) the funds previously held in escrow were released to the Company and were used to finance the Medicis acquisition.
Concurrently with the offering of the 6.375% October 2020 Unsecured Notes, Valeant issued $500 million aggregate principal amount of 6.375% Senior Unsecured Notes due 2020 (the “Exchangeable Notes”) in a private placement, the form and terms of such notes being substantially identical to the form and terms of the 6.375% October 2020 Unsecured Notes, as previously described.

On March 29, 2013, the Company announced that Valeant commenced an offer to exchange (the “Exchange Offer”) any and all of its Exchangeable Notes into 6.375% October 2020 Unsecured Notes. Valeant conducted the Exchange Offer in order to satisfy its obligations under the indenture governing the Exchangeable Notes with the anticipated result being that some or all of such notes would be part of a single series of 6.375% October 2020 Unsecured Notes under one indenture. The Exchange Offer, which did not result in any changes to existing terms or to the total amount of the Company’s outstanding debt, expired on April 26, 2013. All of the Exchangeable Notes were tendered in the Exchange Offer and exchanged for 6.375% October 2020 Unsecured Notes to form a single series.
On October 17, 2017, as part of the October 2017 Refinancing Transactions, the Company repaid $569 million in principal amount of the 6.375% October 2020 Unsecured Notes.
On December 18, 2017, as part of the December 2017 Refinancing Transactions, the Company repaid $1,021 million in principal amount of the 6.375% October 2020 Unsecured Notes.
Valeant may redeem all or a portion of the 6.375% October 2020 Unsecured Notes at the applicable redemption prices set forth in the 6.375% October 2020 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
6.75% Senior Unsecured Notes due 2018 and 7.50% Senior Unsecured Notes due 2021
On July 12, 2013, VPII Escrow Corp. (the “VPII Escrow Issuer”), a newly formed wholly-owned subsidiary of the Company, issued $1,600 million aggregate principal amount of the August 2018 Unsecured Notes and $1,625 million aggregate principal amount of 7.50% Senior Unsecured Notes due 2021 (the "July 2021 Unsecured Notes") in a private placement. The August 2018 Unsecured Notes accrued interest at the rate of 6.75% per year, payable semi-annually in arrears. The July 2021 Unsecured Notes accrue interest at the rate of 7.50% per year, payable semi-annually in arrears. At the time of the closing of the B&L Acquisition, (i) the VPII Escrow Issuer was voluntarily liquidated and all of its obligations were assumed by, and all of its assets were distributed to, the Company, (ii) the Company assumed all of the VPII Escrow Issuer’s obligations under the August 2018 Unsecured Notes and July 2021 Unsecured Notes and the related indenture and (iii) the funds previously held in escrow were released to the Company and were used to finance the B&L Acquisition.
As part of the March 2017 Refinancing Transactions, the Company completed a tender offer to repurchase $1,100 million in aggregate principal amount of the August 2018 Unsecured Notes for total consideration of approximately $1,132 million plus accrued and unpaid interest through March 20, 2017. Loss on extinguishment of debt during the three months ended March 31, 2017 associated with the repurchase of the August 2018 Unsecured Notes was $36 million representing the difference between the amount paid to settle the debt and the debt’s carrying value.
On August 15, 2017, the Company repurchased the remaining $500 million of outstanding August 2018 Unsecured Notes using cash on hand, plus accrued and unpaid interest. Loss on extinguishment of debt during the three months ended September 30, 2017 associated with the repurchase of the August 2018 Unsecured Notes was $1 million representing the difference between the amount paid to settle the debt and the debt’s carrying value.
The Company may redeem all or a portion of the July 2021 Unsecured Notes at the applicable redemption prices set forth in the July 2021 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
5.375% Senior Unsecured Notes due 2020, 5.875% Senior Unsecured Notes due 2023, 4.50% Senior Unsecured Notes due 2023 and 6.125% Senior Unsecured Notes due 2025
On March 27, 2015, VRX Escrow Corp. (the "VRX Issuer"), a newly formed wholly owned subsidiary of the Company, issued $2,000 million aggregate principal amount of the March 2020 Unsecured Notes, $3,250 million aggregate principal amount of 5.875% Senior Unsecured Notes due 2023 (the "May 2023 Unsecured Notes"), €1,500 million aggregate principal amount of 4.50% Senior Unsecured Notes due 2023 (the "Euro Notes”) and $3,250 million aggregate principal amount of 6.125% Senior Unsecured Notes due 2025 (the "May 2025 Unsecured Notes" and, together with the March 2020 Unsecured Notes, the May 2023 Unsecured Notes and the Euro Notes, the "VRX Notes") in a private placement.

In addition, the VRX Issuer entered into an escrow and security agreement (the “Escrow Agreement”) dated as of March 27, 2015, with an escrow agent. Pursuant to the Escrow Agreement, the proceeds from the issuance of the VRX Notes, together with cash sufficient to fund certain accrued and unpaid interest on the VRX Notes, totaling $10,340 million in the aggregate, were deposited into escrow accounts and held as security for the VRX Issuer’s obligations until the consummation of the Salix Acquisition, which occurred on April 1, 2015. At the time of the closing of the Salix Acquisition, (1) the VRX Issuer was voluntarily liquidated and all of its obligations were assumed by, and all of its assets were distributed to, the Company, (2) the Company assumed all of the VRX Issuer's obligations under the VRX Notes and the related indenture and (3) the funds previously held in escrow were released to the Company and were used to finance the Salix Acquisition (as such, the $10,340 million referenced in this paragraph was released from restricted cash and cash equivalents in April 2015.)
The March 2020 Unsecured Notes accrue interest at the rate of 5.375% per year, payable semi-annually in arrears. The May 2023 Unsecured Notes and the Euro Notes accrue interest at the rate of 5.875% and 4.50% per year, respectively, payable semi-annually in arrears. The May 2025 Unsecured Notes accrue interest at the rate of 6.125% per year, payable semi-annually in arrears.
On December 18, 2017, as part of the December 2017 Refinancing Transactions, the Company repaid $291 million in principal amount of the March 2020 Unsecured Notes.
The Company may redeem all or a portion of the March 2020 Unsecured Notes at the applicable redemption prices set forth in the March 2020 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
The Company may redeem all or a portion of the May 2023 Unsecured Notes, the Euro Notes and the May 2025 Unsecured Notes at any time prior to March 15, 2017, May 15, 2018, May 15, 2018 and April 15, 2020, respectively, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to May 15, 2018 in the case of the May 2023 Unsecured Notes, May 15, 2018 in the case of the Euro Notes and April 15, 2018 in the case of the May 2025 Unsecured Notes, the Company may redeem up to 40% of the aggregate principal amount of the applicable series of notes with the net proceeds of certain equity offerings at the redemption prices set forth in the applicable indenture. On or after May 15, 2018, May 15, 2018 and April 15, 2020, the Company may redeem all or a portion of the May 2023 Unsecured Notes, the Euro Notes and the May 2025 Unsecured Notes, respectively, at the redemption prices applicable to each series of such notes, as set forth in the applicable indenture, plus accrued and unpaid interest to the date of redemption.
9.00% Senior Unsecured Notes due 2025 - December 2017 Refinancing Transactions
On December 18, 2017, the Company issued $1,500 million aggregate principal amount of December 2025 Unsecured Notes in a private placement, the proceeds of which were used to: (i) repurchase $1,021 million in principal amount of the 6.375% October 2020 Unsecured Notes, (ii) repurchase $291 million in principal amount of the March 2020 Unsecured Notes and (iii) repurchase $188 million in principal amount of 7.00% October 2020 Unsecured Notes. The related fees and expenses were paid using cash on hand. The December 2025 Unsecured Notes accrue interest at the rate of 9.00% per year, payable semi-annually in arrears on each of June 15 and December 15.
The Company may redeem all or a portion of the December 2025 Unsecured Notes at any time prior to December 15, 2021, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to December 15, 2020, the Company may redeem up to 40% of the aggregate principal amount of the outstanding December 2025 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the December 2025 Unsecured Notes indenture. On or after December 15, 2021, the Company may redeem all or a portion of the December 2025 Unsecured Notes at the applicable redemption prices set forth in the December 2025 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
Remaining Senior Unsecured Notes - Aggregate balances by principal and net of discounts and issuance costs of other Senior Unsecured Notes were $3,100 million and $3,082 million, respectively, as of December 31, 2017 and had limited activity during 2017.
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
During 2017, the Company completed several actions which included using the proceeds from divestitures and cash flows from operations to repay debt, amending financial maintenance covenants, extending a significant portion of the Revolving Credit Facility and refinancing debt with near term maturities. These actions have reduced the Company’s debt balance and positively affected its ability to comply with financial maintenance covenants. As of December 31, 2017, the Company was in compliance with all financial maintenance covenants related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of this Form 10-K, expects to remain in compliance with these financial maintenance covenants and meet its debt service obligations over that same period.
The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenants and take other actions to reduce its debt levels to align with the Company’s long term strategy. We may consider taking other actions, including divesting other businesses and refinancing debt as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenants and meeting its debt service obligations.
The Senior Notes and Secured Notes are guaranteed by a substantial portion of the Company’s subsidiaries. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $3,247 million and $3,337 million and total liabilities of $1,367 million and $1,408 million as of December 31, 2017 and 2016, respectively, and revenues of $1,657 million and $1,632 million and operating income of $149 million and $125 million for years ended December 31, 2017 and 2016, respectively.
Credit Ratings
On November 8, 2017, Moody’s upgraded our outlook to Stable from Negative. As of February 28, 2018, the credit and outlook ratings from Moody's and Standard & Poor's for certain of our outstanding obligations are as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
Moody’s	B3	Ba3	Caa1	Stable
Standard & Poor’s	B	BB-	B-	Stable
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
The following table summarizes our contractual obligations as of December 31, 2017 for the periods presented:

(in millions)	Total	2018	2019 and 2020	2021 and 2022	Thereafter
Long-term debt obligations, including interest	$34,452	$1,780	$5,794	$10,746	$16,132
Operating lease obligations	386	73	110	71	132
Capital lease obligations	6	2	2	2	—
Purchase obligations	677	378	186	111	2
Total contractual obligations	$35,521	$2,233	$6,092	$10,930	$16,266
Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and include obligations for minimum inventory and capital expenditures, and outsourced information technology, product promotion and clinical research services.

The table of contractual obligations excludes payments for: (i) contingent milestone payments to third parties as part of certain development, collaboration and license agreements and (ii) acquisition-related contingent consideration. See Note 22, "COMMITMENTS AND CONTINGENCIES" and Note 6, "FAIR VALUE MEASUREMENTS" to our audited Consolidated Financial Statements for further details related to these contingent payments.
The table of contractual obligations excludes payments for uncertain tax positions totaling $273 million as of December 31, 2017 because a reliable estimate of the period in which uncertain tax positions will be payable, if ever, cannot be made. Further, the Company has recognized a provisional Transition Toll Tax (payable over eight years) in the amount of $88 million which has been excluded from the table of contractual obligations as we have provisionally utilized net operating losses to offset this liability.
Other Future Cash Requirements
Our future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring and integration, litigation settlements and benefit obligations. In addition, we may use cash to make strategic acquisitions, although we have made minimal acquisitions since 2015 and expect the volume and size of acquisitions to be low for the foreseeable future.
In addition to our working capital requirements and other amounts presented in the contractual obligations table presented above, we expect our primary cash requirements for 2018 to include:

•
Debt repayments-We may, under certain circumstances, elect to make additional principal repayments during 2018. Further, in the ordinary course of business, we may borrow and repay amounts under our Revolving Credit Facility to meet business needs;

•
Capital expenditures-We expect to make payments of approximately $250 million for property, plant and equipment during 2018, of which there were $35 million in committed amounts as of December 31, 2017;

•	Contingent consideration payments-We expect to make contingent consideration and other approval/sales-based milestone payments of $112 million during 2018;

•
Restructuring and integration payments-We expect to make payments of $27 million during 2018 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through December 31, 2017;

•
Benefit obligations-We expect to make payments under our pension and postretirement obligations of $5 million, $7 million and $6 million to the U.S. pension benefit plan, the non-U.S. pension benefit plans and the U.S. postretirement benefit plan, respectively during 2018. See Note 12, "PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS" to our audited interim Consolidated Financial Statements for further details of our benefit obligations; and

•
Allergan Settlement-As more fully disclosed in Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements, on December 28, 2017, all parties agreed to settle the ongoing related Allergan shareholder class actions for a total of $290 million. The settlement is subject to Court approval. Under the terms of the proposed settlement, the Company will pay $96 million, or 33%, of the settlement amount. We are pursuing recovery of the settlement amount and the costs of defense under our insurance policies, although recovery is not assured.

•
Solodyn® Antitrust Class Actions Settlement-As more fully disclosed in Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements, in February 2018, Medicis agreed to resolve the Solodyn® civil antitrust class action litigation with the End Payor and Direct Payor classes for an amount of $58 million, subject to Court approval, and resolved related litigation with opt-out retailers for additional consideration.

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
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for further details of these matters. Our ability to successfully defend the Company against pending and future litigation may impact cash flows.
OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “VRX”.
At February 22, 2018, we had 348,837,730 issued and outstanding common shares. In addition, as of February 22, 2018, we had 4,452,180 stock options and 4,458,111 time-based RSUs that each represent the right of a holder to receive one of the

Company’s common shares, and 2,152,454 performance-based RSUs that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 4,193,502 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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
Historically, revenues from our business tend to be weighted toward the second half of the year. Sales in the first quarter tend to be lower as patient co-pays and deductibles reset at the beginning of each year.  Sales in the fourth quarter tend to be higher based on consumer and customer purchasing patterns associated with health care reimbursement programs. However, there are no assurances that these historical trends will continue in the future.
Foreign Currency Risk
In the year ended December 31, 2017, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars.  We have exposure to multiple foreign currencies, including, among others, the Euro, Chinese yuan, Canadian dollar, Polish zloty and Russian ruble. Our operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls and fluctuations in the relative values of currencies. In November 2016, as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar, the Egyptian pound was significantly devalued.  Our exposure to the Egyptian pound is primarily with respect to Amoun Pharmaceutical Company S.A.E., which we acquired in October 2015, and which represented approximately 2% of our total 2017 and 2016 revenues. In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency revenues in relation to same currency expenses. Further strengthening of the U.S. dollar and/or further devaluation of foreign currencies will have a negative impact on our reported revenue and reported results. As of December 31, 2017, a 1% change in foreign currency exchange rates would have impacted our shareholders’ equity by approximately $36 million.
As of December 31, 2017, the unrealized foreign exchange gain on the translation of the remaining principal amount of the Senior Secured Credit Facilities was approximately $112 million and the unrealized foreign exchange loss on the translation of the remaining principal amount of the senior notes was approximately $270 million, for Canadian income tax purposes. Additionally, as of December 31, 2017, the unrealized foreign exchange gain on certain intercompany balances was equal to $407 million. One-half of any realized foreign exchange gain or loss will be included in our Canadian taxable income. Any resulting gain will result in a corresponding reduction in our available Canadian Non-Capital Losses, Scientific Research and Experimental Development Pool, and/or Investment Tax Credit carryforward balances. However, the repayment of the senior secured credit facilities and the intercompany loans denominated in U.S. dollars does not result in a foreign exchange gain or loss being recognized in our consolidated financial statements, as these statements are prepared in U.S. dollars.
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
As of December 31, 2017, we had $20,177 million and $3,771 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1,500 million principal amount of issued fixed rate debt that requires repayment in euros and $3 million of other foreign currency-denominated debt obligations. The estimated fair value of our issued fixed rate debt as of December 31, 2017, including the debt denominated in euros, was $21,561 million. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $786 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $709 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $38 million in our consolidated statements of operations and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. For the tranches in our credit facility that have a LIBOR floor, an increase in interest rates would only impact interest expense on those term loans to the extent LIBOR exceeds the floor. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
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
Revenue Recognition
We recognize product sales revenue when persuasive evidence of an arrangement exists, delivery has occurred, collectability is reasonably assured and the price to the buyer is fixed or determinable, the timing of which is based on the specific contractual terms with each customer. Delivery occurs when title has transferred to the customer, and the customer has assumed the risks and rewards of ownership. As such, we generally recognize revenue on a sell-in basis (i.e., record revenue upon delivery); however, based upon specific terms and circumstances, we have determined that, for arrangements with certain retailers and third parties, revenue should be recognized on a sell-through basis (i.e. record revenue when products are dispensed to patients). In evaluating the proper revenue recognition for sales transactions, we consider all relevant factors, including additional discounts or extended payment terms which we grant to certain customers, often near the end of fiscal quarterly periods.
Revenue from product sales is recognized net of provisions for estimated cash discounts, allowances, returns, rebates, chargebacks and distribution fees paid to certain of our wholesale customers. We establish these provisions concurrently with the recognition of product sales revenue.
Under certain product manufacturing and supply agreements, we rely on estimates for future returns, rebates and chargebacks made by our commercialization counterparties. We make adjustments as needed to state these estimates on a basis consistent with our revenue recognition policy and our methodology for estimating returns, rebates and chargebacks related to our own direct product sales.
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

Early application was permitted but not before the annual reporting period, including adoption in an interim period, beginning January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company has completed its detailed assessment program and a training program for its personnel.  Pursuant to the detailed assessment program, the Company reviewed selected revenue arrangements and assessed the differences in accounting for such contracts under the new guidance as compared with current revenue accounting standards. Based on this review of current customer contracts, the Company does not expect the implementation of the new guidance to have a material quantitative impact on its consolidated financial statements as the timing of revenue recognition for product sales is not expected to significantly change. The Company also completed its assessment of the impact to the design of its internal controls over financial reporting and is in the process of completing its assessment of the impact to its disclosures, which will be completed in the first reporting period post adoption. The Company will adopt the new guidance using the modified retrospective approach, under which the new guidance will be adopted retrospectively with the cumulative effect of initial application of the guidance recognized on the date of initial application (which is January 1, 2018).
Product Sales Provisions
The following table presents the activity and ending balances for our product sales provisions for each of the last three years.

(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2015	$126	$380	$693	$188	$85	$1,472
Acquisition of Salix	—	120	212	65	—	397
Current year provision	614	482	2,157	1,736	227	5,216
Payments or credits	(637)	(355)	(2,160)	(1,718)	(200)	(5,070)
Reserve balance, December 31, 2015	103	627	902	271	112	2,015
Current year provision	789	460	2,521	2,318	423	6,511
Payments or credits	(768)	(379)	(2,526)	(2,316)	(338)	(6,327)
Reserve balance, December 31, 2016	124	708	897	273	197	2,199
Current year provision	829	423	2,545	2,145	288	6,230
Payments or credits	(786)	(268)	(2,348)	(2,144)	(337)	(5,883)
Reserve balance, December 31, 2017	$167	$863	$1,094	$274	$148	$2,546
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
Cash Discounts and Allowances
We offer cash discounts for prompt payment and allowances for volume purchases to customers. Provisions for cash discounts are estimated at the time of sale and recorded as direct reductions to trade receivables and revenue. We estimate provisions for cash discounts and allowances based on contractual sales terms with customers, an analysis of unpaid invoices and historical payment experience. Estimated cash discounts and allowances have historically been predictable and less subjective, due to the limited number of assumptions involved, the consistency of historical experience and the fact that we generally settle these amounts within one month of incurring the liability.

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
In determining our estimates for returns, we are required to make certain assumptions regarding the timing of the introduction of new products and the potential of these products to capture market share. In addition, we make certain assumptions with respect to the extent and pattern of decline associated with generic competition. To make these assessments, we utilize market data for similar products as analogs for our estimates. We use our best judgment to formulate these assumptions based on past experience and information available to us at the time. We continually reassess and make the appropriate changes to our estimates and assumptions as new information becomes available to us. A change of 1% in the estimated return rates would have impacted our pre-tax earnings by approximately $92 million for the year ended December 31, 2017.
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

Rebates and Chargebacks
We are subject to rebates on sales made under governmental and managed-care pricing programs in the U.S.  We participate in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating government entities. Medicaid rebates are generally billed 45 days after the quarter, but can be billed up to 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, our Medicaid rebate reserve includes an estimate of outstanding claims for end-customer sales that occurred but for which the related claim has not been billed and/or paid, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. Our calculation also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. A change of 1% in the volume of product sold through to Medicaid plan participants would have impacted our pre-tax earnings by approximately $93 million for the year ended December 31, 2017. Quarterly, we adjust the Medicaid rebate reserve based on actual claims paid. Due to the delay in billing, adjustments provided during the quarter for actual claims paid, may incorporate changes to that reserve for several periods.
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
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Accordingly, we generally assume that adjustments made to rebate provisions relate to sales made in the prior years due to the delay in billing. However, we assume that adjustments made to chargebacks are generally related to sales made in the current year, as we settle these amounts within a few months of original sale. Our adjustments to actual in 2017, 2016 and 2015 were not material to our revenues or earnings.
Patient Co-Pay Assistance programs, Consumer Rebates and Loyalty Programs are rebates we offer on many of our products. Patient Co-Pay Assistance Programs are patient discount programs we offer in the form of coupon cards or point of sale discounts, where patients receive certain discounts off their prescription at participating pharmacies, as defined by the specific product program. We generally account for these programs by establishing an accrual based on our estimate of the discount, rebate and loyalty incentives attributable to a sale. We accrue our estimates on historical experience and other relevant factors. We adjust our accruals periodically throughout each quarter based on actual experience and changes in other factors, if any, to ensure the balance is fairly stated. The reserve balance for Patient Co-Pay Assistance, Consumer Rebates and Loyalty Programs was $201 million, $163 million and $111 million as of December 31, 2017, 2016 and 2015, respectively.
Distribution Fees
We sell product primarily to wholesalers, and in some instances to large pharmacy chains such as CVS and Wal-Mart. We have entered into Distribution Services Agreements ("DSAs") with several large wholesale customers such as McKesson, AmerisourceBergen Corporation, Cardinal and McKesson Specialty. Under the DSA agreements, the wholesalers agree to provide services, and we pay contracted DSA distribution service fees for these services based on product volumes. Additionally, price appreciation credits are generated when we increase a product’s WAC under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are used to offset against the total distribution service fees we pay on all of our products to each wholesaler. Net revenue on these credits is recognized on the date that the wholesaler is notified of the price increase. The net revenue impact from such price appreciation credits for the years ended December 31, 2017, 2016 and 2015 was $21 million, $13 million and $171 million, respectively (such amounts are reflected in the previous table as a deduction to the distribution fees).
Acquisitions
We have completed several acquisitions of companies, as well as acquisitions of certain assets of companies. To determine whether such acquisitions qualify as business combinations or asset acquisitions, we make certain judgments, which include assessment of the inputs, processes and outputs associated with the acquired set of activities. If we determine that the acquisition consists of inputs, as well as processes that when applied to those inputs have the ability to create outputs, the acquisition is determined to be a business combination. In instances where the acquired set of activities does not include all of the inputs and processes used by the seller in operating the business, we make judgments as to whether market participants would be capable of acquiring the business and continuing to produce outputs, for example, by integrating the business with their own inputs and processes. If we conclude that market participants would have this capability, the acquisition is determined to be a business combination.
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
We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Any changes resulting from facts and circumstances that existed as of the acquisition dates may result in adjustments to the provisional amounts recognized at the acquisition dates. These changes could be significant. We finalize these amounts no later than one year from the respective acquisition dates.
Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Useful life is the period over which the intangible asset is expected to contribute directly or indirectly to our future cash flows. We determine the useful lives of intangible assets based on a number of factors, such as legal, regulatory, or contractual provisions that may limit the useful life, and the effects of obsolescence, anticipated demand, existence or absence of competition and other economic factors. We determined that the B&L corporate trademark has an indefinite useful life as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible asset.
Acquisition-Related Contingent Consideration
Some of the business combinations that we have consummated include contingent consideration to be potentially paid based upon the occurrence of future events, such as sales performance and the achievement of certain future development, regulatory and sales milestones. Acquisition-related contingent consideration associated with a business combination is initially recognized at fair value and remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The estimates of fair value involve the use of acceptable valuation methods, such as probability-weighted discounted cash flow analysis and Monte Carlo Simulation, and contain uncertainties as they require assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration obligations result from several factors including changes in the timing and amount of revenue estimates, changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria and changes in discount rates. A change in any of these assumptions could produce a different fair value, which could have a material impact on our results of operations.
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

Impairment exists when the carrying value of the asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of the asset is adjusted to its fair value. A discounted cash flow analysis is typically used to determine an asset's fair value, using estimates and assumptions that market participants would apply. Some of the estimates and assumptions inherent in a discounted cash flow model include the amount and timing of the projected future cash flows, and the discount rate used to reflect the risks inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. In addition, an intangible asset’s expected useful life can increase estimation risk, as longer-lived assets necessarily require longer-term cash flow forecasts, which for some of our intangible assets can be up to 20 years. In connection with an impairment evaluation, we also reassess the remaining useful life of the intangible asset and modify it, as appropriate.
Management continually assesses the useful lives of the Company's long-lived assets. In 2017, management revised the estimated useful lives of certain intangible assets in connection with market events and changes in assumptions. As a result, the useful lives of certain product brands, with an aggregate carrying value of $7,618 million as of December 31, 2017, were revised to take into consideration, among other factors, various scenarios related to the date each product is anticipated to lose its exclusivity and the resulting potential changes in the forecasted sales. In addition, the useful life of the Salix Brand, with a carrying value of $569 million as of December 31, 2017, was revised from seventeen years to ten years to reflect a number of possible scenarios related to forecasted sales of its product portfolio.
Indefinite-lived intangible assets, including IPR&D and the B&L corporate trademark, are tested for impairment annually, or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of their fair value to carrying value, without consideration of any recoverability test. In particular, we will continue to monitor closely the progression of our R&D programs as their likelihood of success is contingent upon the achievement of future milestones. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Key Initiatives — Internal Capital Allocation and Operating Efficiencies” for additional information regarding our R&D programs.
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
The discounted cash flow method relies on assumptions regarding revenue growth rates, gross profit, projected working capital requirements, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the forecasted cash flows of each reporting unit. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. To estimate cash flows beyond the final year of its model, the Company estimates a terminal value by applying an in perpetuity growth assumption and discount factor to determine the reporting unit's terminal value.
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
In the third quarter of 2016, goodwill impairment testing was performed under the former reporting unit structure immediately prior to the change and under the current reporting unit structure immediately subsequent to the change. Using the forecasts and assumptions at the time, the Company estimated the fair value of each reporting unit using a discounted cash flow analysis. As a result of its test, the Company determined that goodwill associated with the former U.S. reporting unit and the goodwill associated with the Salix reporting unit under the current reporting unit structure were impaired. Consequently, in the aggregate, goodwill impairment charges of $1,077 million were recognized as follows:

•
Under the former reporting unit structure, the fair value of each reporting unit exceeded its carrying value by more than 15%, except for the former U.S. reporting unit whose carrying value exceeded its fair value by 2%. As a result, the Company proceeded to perform step two of the goodwill impairment test for the former U.S. reporting unit and determined that the carrying value of the unit's goodwill exceeded its implied fair value. However, as the estimate of fair value is complex and requires significant amounts of time and judgment, the Company could not complete step two of the testing prior to the release of its financial statements for the period ended September 30, 2016. Under these circumstances, accounting guidance requires that a company recognize an estimated impairment charge if management determines that it is probable that an impairment loss has occurred and such impairment can be reasonably estimated. Using its best estimate, the Company recorded an initial goodwill impairment charge of $838 million as of September 30, 2016. In the three months ended December 31, 2016, step two testing was completed and the Company concluded that the excess of the carrying value of the former U.S. reporting unit's unadjusted goodwill over its implied value as of September 30, 2016 was $905 million and recognized an incremental goodwill impairment charge of $67 million for the three months ended December 31, 2016. The goodwill impairment was primarily driven by changes to the Company's forecasted performance which resulted in a lower fair value of the U.S. businesses, mainly the Salix business.

•
Under the current reporting unit structure, the carrying value of the Salix reporting unit exceeded its fair value, as updates to the unit's forecast resulted in a lower estimated fair value for the business. As a result, the Company proceeded to perform step two of the goodwill impairment test for the Salix reporting unit and determined that the carrying value of the unit's goodwill exceeded its implied fair value. However, the Company could not complete step two of the testing prior to the release of its financial statements for the period ended September 30, 2016. Using its best estimate, the Company recorded an initial goodwill impairment charge of $211 million as of September 30, 2016. In the three months ended December 31, 2016, step two testing was completed and the Company concluded that the excess of the carrying value of the Salix reporting unit's unadjusted goodwill over its implied value as of September 30, 2016 was $172 million and recognized a credit to the initial goodwill impairment charge of $39 million for the three months ended December 31, 2016. As of the date of testing, after all adjustments, the Salix reporting unit had a carrying value of $14,066 million, an estimated fair value of $10,409 million and goodwill with a carrying value of $5,128 million.

In order to evaluate the sensitivity of its fair value calculations on the goodwill impairment test, the Company compared the carrying value of each reporting unit to its fair value as of August 31, 2016, the date of testing. The fair value of each reporting unit exceeded its carrying value by more than 15%, except for the Salix reporting unit as previously discussed and the U.S. Branded Rx reporting unit. As of the date of testing, goodwill of the U.S. Branded Rx reporting unit was $897 million and the estimated fair value of the unit exceeded its carrying value by approximately 5%.

2016 Annual Goodwill Impairment Test - The Company conducted its annual goodwill impairment test as of October 1, 2016 and determined that the carrying value of the Salix reporting unit exceeded its fair value and, as a result, the Company proceeded to perform step two of the goodwill impairment test for the Salix reporting unit. After completing step two of the impairment testing, the Company determined that the carrying value of the unit's goodwill did not exceed its implied fair value and, therefore, no impairment was identified to the goodwill of the Salix reporting unit. At the date of testing the Salix reporting unit had a carrying value of $14,087 million, an estimated fair value of $10,319 million and goodwill with a carrying value of $5,128 million. The Company's remaining reporting units passed step one of the goodwill impairment test as the estimated fair value of each reporting unit exceeded its carrying value at the date of testing and, therefore, impairment to goodwill was $0. The Company determined that no events occurred or circumstances changed during the period of October 1, 2016 through December 31, 2016 that would indicate that the fair value of a reporting unit may be below its carrying amount, except for the Salix reporting unit. During the period of October 1, 2016 through December 31, 2016, there were no changes in the facts and circumstances which would suggest that goodwill of the Salix reporting unit was further impaired.
In order to evaluate the sensitivity of its fair value calculations on the goodwill impairment test, the Company compared the carrying value of each reporting unit to its fair value as of October 1, 2016, the date of testing. The fair value of each reporting unit exceeded its carrying value by more than 15%, except for the Salix reporting unit, as previously discussed and the U.S. Branded Rx reporting unit.
2017
2017 Realignment of Segment Structure
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
As detailed in Note 4, "DIVESTITURES", the Sprout business was classified as held for sale. As the Sprout business represented only a portion of a Branded Rx reporting unit, we assessed the remaining reporting unit for impairment and determined the carrying value of the remaining reporting unit exceeded its fair value. After completing step two of the impairment testing, the Company determined and recorded a goodwill impairment charge of $312 million during the three months ended September 30, 2017.
2017 Interim Goodwill Impairment Assessments
As the facts and circumstances had not materially changed since the October 1, 2016 impairment test, management concluded that the carrying value of the Salix reporting unit continued to be in excess of its fair value.  Therefore, during the three months ended March 31, 2017, June 30, 2017 and September 30, 2017, the Company performed qualitative assessments of the Salix reporting unit goodwill to determine if testing was warranted.
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

2017 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2017 and determined that the carrying value of the Salix reporting unit exceeded its fair value and, as a result, the Company proceeded to perform step two of the goodwill impairment test for the Salix reporting unit. After completing step two of the impairment testing, the Company determined that the carrying value of the unit's goodwill did not exceed its implied fair value and, therefore, no impairment was identified to the goodwill of the Salix reporting unit. The Company's remaining reporting units passed step one of the goodwill impairment test as the estimated fair value of each reporting unit exceeded its carrying value at the date of testing and, therefore, there was no impairment to goodwill. In order to evaluate the sensitivity of its fair value calculations on the goodwill impairment test, the Company compared the carrying value of each reporting unit to its fair value as of October 1, 2017, the date of testing. The fair value of each reporting unit exceeded its carrying value by more than 15%, except for the Salix reporting unit.
Subsequent to the annual impairment test, the Company considered events occurring after October 1st to determine if further testing was required. The Company considered the impact of the changes in the Tax Act on its reporting units, including the impact on the carrying value, for changes in deferred tax assets and liabilities and changes in assumptions related to the tax rate when assessing the fair value. The Company concluded that the fair value continues to exceed the carrying value for all reporting units, except Salix, after considering the impact of the changes in the Tax Act. Further, the step 2 impairment test for Salix continued to support the implied fair value of goodwill. As a result, no additional impairment charges were recorded.
In January 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, goodwill impairment will be measured as the amount by which a reporting unit's carrying value exceeds its fair value. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The Company may elect to adopt this standard effective the first quarter of 2018. Once adopted, this guidance is expected to have a significant impact on the Company’s financial position, results of operations, and disclosures with respect to the Salix reporting unit.  While the fair value of a reporting unit is subject to update for events occurring subsequent to the date of impairment testing, at October 1, 2017, the Salix reporting unit had an estimated fair value of $10,660 million and a carrying value of $13,404 million, including goodwill of $5,127 million. See Note 9, "INTANGIBLE ASSETS AND GOODWILL".
Total accumulated goodwill impairment charges to date are $1,389 million.
As previously discussed the Company estimated the fair value of each reporting unit using an income approach which values the unit based on the future cash flows expected from that reporting unit. Future cash flows are based on forward-looking information regarding market share and costs for each reporting unit and are discounted using an appropriate discount rate. Future discounted cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.
The discounted cash flow model used in the Company’s income approach relies on assumptions regarding revenue growth rates, gross profit, projected working capital requirements, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the expected cash flows of each reporting unit. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, the Company uses a terminal value approach. Under this approach, the Company applies an in perpetuity growth assumption and discount factor to determine the terminal value. The Company incorporates the present value of the resulting terminal value into its estimate of fair value.
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

See Note 9, "INTANGIBLE ASSETS AND GOODWILL" and Note 23, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for further details on the goodwill impairment recognized in 2017 and 2016 and for the change in segments.
Contingencies
In the normal course of business, we are subject to loss contingencies, such as claims and assessments arising from litigation and other legal proceedings, contractual indemnities, product and environmental liabilities and tax matters. Other than loss contingencies that are assumed in business combinations for which we can reliably estimate the fair value, we are required to accrue for such loss contingencies if it is probable that the outcome will be unfavorable and if the amount of the loss can be reasonably estimated. We evaluate our exposure to loss based on the progress of each contingency, experience in similar contingencies and consultation with our legal counsel. We re-evaluate all contingencies as additional information becomes available. Given the uncertainties inherent in complex litigation and other contingencies, these evaluations can involve significant judgment about future events. The ultimate outcome of any litigation or other contingency may be material to our results of operations, financial condition and cash flows. See Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for further details regarding our current legal proceedings.
Income Taxes
We have operations in various countries that have differing tax laws and rates. Our tax structure is supported by current domestic tax laws in the countries in which we operate and the application of tax treaties between the various countries in which we operate. Our income tax reporting is subject to audit by domestic and foreign tax authorities. Our effective tax rate may change from year to year based on changes in the mix of activities and income earned under our intercompany arrangements among the different jurisdictions in which we operate, changes in tax laws in these jurisdictions, changes in tax treaties between various countries in which we operate, changes in our eligibility for benefits under those tax treaties and changes in the estimated values of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate on all or a portion of our income and/or any of our subsidiaries.
Our provision for income taxes is based on a number of estimates and assumptions made by management. Our consolidated income tax rate is affected by the amount of income earned in our various operating jurisdictions, the availability of benefits under tax treaties and the rates of taxes payable in respect of that income. We enter into many transactions and arrangements in the ordinary course of business in which the tax treatment is not entirely certain. We must therefore make estimates and judgments based on our knowledge and understanding of applicable tax laws and tax treaties, and the application of those tax laws and tax treaties to our business, in determining our consolidated tax provision. For example, certain countries could seek to tax a greater share of income than has been provided for by us. The final outcome of any audits by taxation authorities may differ from the estimates and assumptions we have used in determining our consolidated income tax provisions and accruals. This could result in a material effect on our consolidated income tax provision, results of operations, and financial condition for the period in which such determinations are made.
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
We have provided for income taxes, including the impacts of the Tax Act, in accordance with the accounting guidance issued through the date of this filing. The tax benefit for 2017 is $4,145 million, which includes provisional net tax benefits of $975 million attributable to the Tax Act. The accounting for the Tax Act includes each of the following provisional amounts: (i) the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future of $774 million, (ii) the one-time Transition Toll Tax of $88 million and (iii) the decrease in deferred tax assets attributable to certain legal accruals, the deductibility of which is uncertain for U.S. federal income tax purposes of $10 million. We have provisionally utilized NOLs to offset the provisionally determined $88 million Transition Toll Tax and therefore no amount is recorded as payable. We have previously provided for residual U.S. federal income tax on its outside basis differences in certain foreign subsidiaries; however, as our residual U.S. tax liability was $299 million prior to the law change, we recognized a deferred tax benefit of $299 million in the fourth quarter of 2017.
In December 2017, the SEC issued guidance in situations where the accounting for certain elements of the Tax Act cannot be completed prior to the release of an entity's financial statements. For the elements of the Tax Act where a reasonable estimate of the tax effects could not be completed prior to the release of our financial statements, we will recognize the resulting tax effects in the period our assessment is complete. The Company did not identify items for which the income tax effects of the Tax Act have been completed and the Company did not identify items for which the accounting and a reasonable estimate could not be determined as of December 31, 2017. As the Tax Act was only recently passed, full guidance associated with its impacts have not yet been provided from the relevant state and federal jurisdictions. As such we have used all available information to form appropriate accounting estimates for the changes within the law but have not completed any aspects of the implementation of the law in expectation of further guidance.
The provisional amounts included in our 2017 Benefit from income taxes, including the Transition Toll Tax, will be finalized when a full assessment can be completed, and the resulting tax effects will be recognized in the period finalized, as additional income tax provision or benefit. The effects of the Tax Act were recorded as provisional estimated in part because of expected future guidance from the SEC, the US Internal Revenue Service, and various state and local governments. Our assessment must be finalized within one year of the enactment of the Tax Act, December 22, 2018. Differences between the provisional benefit from income taxes as provided and the benefit or provision for income taxes when finalized are expected, and those differences could be material.
Share-Based Compensation
We recognize employee share-based compensation, including grants of stock options and RSUs, at estimated fair value. As there is no market for trading our employee stock options, we use the Black-Scholes option-pricing model to calculate stock option fair values, which requires certain assumptions related to the expected life of the stock option, future stock price volatility, risk-free interest rate and dividend yield. The expected life of the stock option is based on historical exercise and forfeiture patterns. The expected volatility of our common stock is estimated by using implied volatility in market traded options. The risk-free interest rate is based on the rate at the time of grant for U.S. Treasury bonds with a remaining term equal to the expected life of the stock option. Dividend yield is based on the stock option’s exercise price and expected annual dividend rate at the time of grant. Changes to any of these assumptions, or the use of a different option-pricing model, such as the lattice model, could produce a different fair value for share-based compensation expense, which could have a material impact on our results of operations.
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
NEW ACCOUNTING STANDARDS
Information regarding the recently issued new accounting guidance (adopted and not adopted as of December 31, 2017) is contained in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our audited Consolidated Financial Statements.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, forecasts and changes thereto, product pipeline, prospective products or product approvals, product development and distribution plans, future performance or results of current and anticipated products; anticipated revenues for our products, including the Significant

Seven; anticipated compounding growth in our Ortho Dermatologics business; expected R&D and marketing spend; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; the impact of our distribution, fulfillment and other third party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Third Amended and Restated Credit and Guaranty Agreement, as amended (the "Credit Agreement") and indentures; and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing”, “increase”, or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated, certain of these statements set out herein, all of the statements in this Form 10-K that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts, the U.S. Attorney's Office for the Southern District of New York and the State of North Carolina Department of Justice, the pending investigations by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, the request for documents and information received by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), the pending investigation by the California Department of Insurance, a number of pending putative securities class action litigations in the U.S. (including related opt-out actions) and Canada and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;

•
potential additional litigation and regulatory investigations (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity and reputational harm on our Company, products and business that may result from the ongoing public scrutiny of our distribution, marketing, pricing, disclosure and accounting practices and from our former relationship with Philidor, including any claims, proceedings, investigations and liabilities we may face as a result of any alleged wrongdoing by Philidor and/or its management and/or employees;

•
the current scrutiny of our business practices including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York, and the State of North Carolina Department of Justice) and any pricing controls or price adjustments that may be sought or imposed on our products as a result thereof;

•
pricing decisions that we have implemented, or may in the future elect to implement, whether as a result of recent scrutiny or otherwise, such as the decision of the Company to take no further price increases on our Nitropress® and Isuprel® products and to implement an enhanced rebate program for such products, our decision on the price of our Siliq™ product, the Patient Access and Pricing Committee’s commitment that the average annual price increase for our branded prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);

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

•	actions by the FDA or other regulatory authorities with respect to our products or facilities;

•
our substantial debt (and potential additional future indebtedness) and current and future debt service obligations, our ability to reduce our outstanding debt levels and the resulting impact on our financial condition, cash flows and results of operations;

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

•
any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2018 or beyond, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our Credit Agreement and/or indentures and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;

•
changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;

•
any additional divestitures of our assets or businesses and our ability to successfully complete any such divestitures on commercially reasonable terms and on a timely basis, or at all, and the impact of any such divestitures on our Company, including the reduction in the size or scope of our business or market share, loss of revenue, any loss on sale, including any resultant write-downs of goodwill, or any adverse tax consequences suffered as a result of any such divestitures;

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

•
the uncertainties associated with the acquisition and launch of new products, including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

•
our ability to retain, motivate and recruit executives and other key employees, including subsequent to retention payments being paid out and as a result of the reputational challenges we face and may continue to face;

•	our ability to implement effective succession planning for our executives and key employees;

•
factors impacting our ability to achieve anticipated compounding growth in our Ortho Dermatologics business, including approval of pending and pipeline products (and the timing of such approvals), expected geographic expansion, changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;

•
factors impacting our ability to achieve anticipated revenues for our Significant Seven products, including the approval of pending products in the Significant Seven (and the timing of such approvals), changes in anticipated marketing spend on such products and launch of competing products;

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

•
the extent to which our products are reimbursed by government authorities, pharmacy benefit managers ("PBMs") and other third party payors; the impact our distribution, pricing and other practices (including as it relates to our current relationship with Walgreens) may have on the decisions of such government authorities, PBMs and other third party payors to reimburse our products; and the impact of obtaining or maintaining such reimbursement on the price and sales of our products;

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

•
the success of our fulfillment arrangements with Walgreens, including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, PBMs, third party payors and governmental agencies), the continued compliance of such arrangements with applicable laws, and our ability to successfully negotiate any improvements to our arrangements with Walgreens;

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

•
the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as other factors impacting the commercial success of our products, which could lead to material impairment charges;

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

•
compliance by the Company or our third party partners and service providers (over whom we may have limited influence), or the failure of our Company or these third parties to comply, with health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and business practices (including with respect to pricing), worldwide anti-bribery laws (including the U.S. Foreign Corrupt Practices Act and the Canadian Corruption of Foreign Public Officials Act), worldwide economic sanctions and/or export laws, worldwide environmental laws and regulation and privacy and security regulations;

•
the impacts of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Care Reform Act”) and potential amendment thereof and other legislative and regulatory health care reforms in the countries in which we operate, including with respect to recent government inquiries on pricing;

•
the impact of any changes in or reforms to the legislation, laws, rules, regulation and guidance that apply to the Company and its business and products or the enactment of any new or proposed legislation, laws, rules, regulations or guidance that will impact or apply to the Company or its businesses or products;

•
the impact of changes in federal laws and policy under consideration by the Trump administration and Congress, including the effect that such changes will have on fiscal and tax policies, the potential revision of all or portions of the Health Care Reform Act, international trade agreements and policies and policy efforts designed to reduce patient out-of-pocket costs for medicines (which could result in new mandatory rebates and discounts or other pricing restrictions);

•	illegal distribution or sale of counterfeit versions of our products; and

•	interruptions, breakdowns or breaches in our information technology systems.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of December 31, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required under this Item is incorporated herein by reference from information included in the 2018 Proxy Statement.
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
Item 11.    Executive Compensation
Information required under this Item relating to executive compensation is incorporated herein by reference from information included in the 2018 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information included in the 2018 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required under this Item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2018 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Information required under this Item relating to the fees for professional services rendered by our independent auditors in 2017 and 2016 is incorporated herein by reference from information included in the 2018 Proxy Statement.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of the report:

(1)	The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof.

(2)	Schedule II — Valuation and Qualifying Accounts.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2017
Allowance for doubtful accounts	$80	$33	$4	$(20)	$97
Deferred tax asset valuation allowance	$1,857	$221	$(77)	$—	$2,001
Year ended December 31, 2016
Allowance for doubtful accounts	$67	$57	$(22)	$(22)	$80
Deferred tax asset valuation allowance	$1,367	$627	$(137)	$—	$1,857
Year ended December 31, 2015
Allowance for doubtful accounts	$36	$39	$6	$(14)	$67
Deferred tax asset valuation allowance	$859	$344	$164	$—	$1,367
With respect to the deferred tax valuation allowance, the amounts in 2015, 2016 and 2017 charged to other accounts primarily relates to foreign currency fluctuations on debt.

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

4.1
Indenture, dated as of September 28, 2010, among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, and the guarantors named therein, governing the 7.00% Senior Notes due 2020, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 1, 2010, which is incorporated by reference herein.

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

4.3
Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 7.25% Senior Notes due 2022, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 10, 2011, which is incorporated by reference herein.

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

4.6
Indenture, dated as of July 12, 2013 (the “VPII Escrow Corp Indenture”), between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee, governing the 7.50% Senior Notes due 2021 (the “2021 Senior Notes”), originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 12, 2013, which is incorporated by reference herein.

4.7
Supplemental Indenture to the VPII Escrow Corp Indenture, dated as of July 12, 2013, among Valeant Pharmaceuticals International, Inc., the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, governing the 2021 Senior Notes, originally filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 12, 2013, which is incorporated by reference herein.

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

4.12
Indenture, dated as of March 21, 2017, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto, The Bank of New York Mellon, as trustee and the notes collateral agents party thereto, governing the 6.50% Senior Secured Notes due 2022 and the 7.00% Senior Secured Notes due 2024, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 21, 2017, which is incorporated by reference herein.

4.13
Indenture, dated as of October 17, 2017, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto, The Bank of New York Mellon, as trustee and the notes collateral agents party thereto, governing the 5.50% Senior Secured Notes due 2025, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2017, which is incorporated by reference herein.

4.14
Indenture, dated as of December 18, 2017, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto and The Bank of New York Mellon, as trustee, governing the 9.00% Senior Notes due 2025, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 18, 2017, which is incorporated by reference herein.

10.1
Valeant Pharmaceuticals International, Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”), as approved by the shareholders on May 20, 2014, originally filed as Exhibit B to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2014, which is incorporated by reference herein.†

10.2*	Form of Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units), under the 2014 Omnibus Incentive Plan.†
10.3*	Form of Stock Option Grant Agreement (Nonstatutory Stock Options), under the 2014 Omnibus Incentive Plan.†
10.4*	Form of Restricted Stock Unit Award Agreement (Restricted Stock Units), under the 2014 Omnibus Incentive Plan.†
10.5*	Form of Retention Restricted Stock Unit Award Agreement, under the 2014 Omnibus Incentive Plan.†
10.6*	Form of Director Restricted Share Units Award Agreement (Annual Grants), under the 2014 Omnibus Incentive Plan. †
10.7
Form of Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.8
Form of Stock Option Grant Agreement (Nonstatutory Stock Options), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.9
Form of Restricted Stock Unit Award Agreement (Restricted Stock Units), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein. †

10.10
Form of Make-Whole Award Agreement (Restricted Stock Units), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.11*	Form of 2018 Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units), under the 2014 Omnibus Incentive Plan.†
10.12*	Form of 2018 Restricted Stock Unit Agreement, under the 2014 Omnibus Incentive Plan.†
10.13*	Form of 2018 Stock Option Grant Agreement (Nonstatutory Stock Options), under the 2014 Omnibus Incentive Plan.†
10.14
Valeant Pharmaceuticals International, Inc. 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”), effective as of April 6, 2011, as amended on and approved by the shareholders on May 16, 2011, originally filed as Annex A to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2011, as amended by the Supplement dated May 10, 2011 to the Company's Management Proxy Circular and Proxy Statement filed with the Securities and Exchange Commission on May 10, 2011, which is incorporated by reference herein.†

10.15
Form of Stock Option Grant Agreement under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012, which is incorporated by reference herein.†

10.16
Valeant Pharmaceuticals International, Inc. Directors Share Unit Plan, effective May 16, 2011, originally filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed on August 8, 2011, which is incorporated by reference herein.†

10.17
Employment Agreement between Valeant Pharmaceuticals International, Inc. and Joseph C. Papa, dated as of April 25, 2016, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2016, which is incorporated by reference herein.†

10.18
Employment Agreement, dated as of August 17, 2016, between Valeant Pharmaceuticals International, Inc. and Paul S. Herendeen, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016, which is incorporated by reference herein.†

10.19
Employment Agreement between Valeant Pharmaceuticals International, Inc. and Christina Ackermann, dated July 8, 2016, originally filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.20*	Employment Agreement between Valeant Pharmaceuticals International, Inc. and William Humphries, dated December 1, 2016.†
10.21*	Employment Agreement between Valeant Pharmaceuticals International, Inc. and Thomas Appio, dated March 23, 2017.†
10.22
Amendment No. 16, dated as of November 21, 2017, to the Third Amended and Restated Credit and Guaranty Agreement, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto, Barclays Bank PLC, as administrative agent and the other persons party thereto, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2017, which is incorporated by reference herein and which Amendment No. 16 appends, as an exhibit thereto, a copy of such Third Amended and Restated Credit and Guaranty Agreement, as amended to date.

10.23
Supply Agreement dated June 24, 1996 ("Supply Agreement") between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd., originally filed as Exhibit 10.13 to Form S-1 of Salix Pharmaceuticals, Ltd. (“Salix”) filed on August 15, 1997, which is incorporated by reference herein.

10.24
Amendment Number Two to Supply Agreement dated August 6, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.97 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.25
Amendment Number Three to Supply Agreement dated July 30, 2014 between Salix Pharmaceuticals, Inc. and Alfa Wassermann, S.p.A., originally filed as Exhibit 10.1 to Salix’s Current Report on Form 8-K filed on October 17, 2014, which is incorporated by reference herein.

10.26
Amendment Number Four to Supply Agreement dated September 4, 2014 between Salix Pharmaceuticals, Inc. and Alfa Wassermann, S.p.A., originally filed as Exhibit 10.2 to Salix’s Current Report on Form 8-K filed on October 17, 2014, which is incorporated by reference herein.

10.27
Amended and Restated License Agreement dated August 6, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.95 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.28
Letter Amendment dated September 5, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.100 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.29
Trademark License Agreement (Alfa to Salix) dated August 6, 2012 by and between Alfa Wassermann Hungary Kft. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.98 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.30
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC. (Registrant)

Date:	February 28, 2018	By:	/s/ JOSEPH C. PAPA

Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH C. PAPA Joseph C. Papa	Chief Executive Officer and Chairman of the Board	February 28, 2018
/s/ PAUL S. HERENDEEN Paul S. Herendeen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2018
/s/ SAM ELDESSOUKY Sam Eldessouky	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
/s/ RICHARD U. DESCHUTTER Richard U. DeSchutter	Director	February 28, 2018
/s/ FREDRIC N. ESHELMAN Fredric N. Eshelman	Director	February 28, 2018
/s/ D. ROBERT HALE D. Robert Hale	Director	February 28, 2018
/s/ ARGERIS N. KARABELAS Argeris N. Karabelas	Director	February 28, 2018
/s/ SARAH B. KAVANAGH Sarah B. Kavanagh	Director	February 28, 2018
/s/ JOHN PAULSON John Paulson	Director	February 28, 2018
/s/ ROBERT N. POWER Robert N. Power	Director	February 28, 2018
/s/ RUSSEL C. ROBERTSON Russel C. Robertson	Director	February 28, 2018
/s/ THOMAS W. ROSS, SR. Thomas W. Ross, Sr.	Director	February 28, 2018
/s/ AMY B. WECHSLER Amy B. Wechsler	Director	February 28, 2018

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
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Valeant Pharmaceuticals International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Valeant Pharmaceuticals International, Inc. and its subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes, and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 , based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 28, 2018

We have served as the Company’s auditor since 2012.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$720	$542
Restricted cash	77	—
Trade receivables, net	2,130	2,517
Inventories, net	1,048	1,061
Current assets held for sale	—	261
Prepaid expenses and other current assets	771	696
Total current assets	4,746	5,077
Property, plant and equipment, net	1,403	1,312
Intangible assets, net	15,211	18,884
Goodwill	15,593	15,794
Deferred tax assets, net	433	146
Non-current assets held for sale	12	2,132
Other non-current assets	99	184
Total assets	$37,497	$43,529
Liabilities
Current liabilities:
Accounts payable	$365	$324
Accrued and other current liabilities	3,694	3,227
Current liabilities held for sale	—	57
Current portion of long-term debt and other	209	1
Total current liabilities	4,268	3,609
Acquisition-related contingent consideration	344	840
Non-current portion of long-term debt	25,235	29,845
Deferred tax liabilities, net	1,180	5,434
Non-current liabilities held for sale	—	57
Other non-current liabilities	526	486
Total liabilities	31,553	40,271
Commitments and contingencies (Notes 21 and 22)
Equity
Common shares, no par value, unlimited shares authorized, 348,708,567 and 347,821,606 issued and outstanding at December 31, 2017 and 2016, respectively	10,090	10,038
Additional paid-in capital	380	351
Accumulated deficit	(2,725)	(5,129)
Accumulated other comprehensive loss	(1,896)	(2,108)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	5,849	3,152
Noncontrolling interest	95	106
Total equity	5,944	3,258
Total liabilities and equity	$37,497	$43,529
On behalf of the Board:

/s/ JOSEPH C. PAPA	/s/ RUSSEL C. ROBERTSON
Joseph C. Papa	Russel C. Robertson
Chief Executive Officer	Chairperson, Audit and Risk Committee
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues
Product sales	$8,595	$9,536	$10,292
Other revenues	129	138	155
	8,724	9,674	10,447
Expenses
Cost of goods sold (exclusive of amortization and impairments of intangible assets)	2,506	2,572	2,532
Cost of other revenues	42	39	53
Selling, general and administrative	2,582	2,810	2,700
Research and development	361	421	334
Amortization of intangible assets	2,690	2,673	2,257
Goodwill impairments	312	1,077	—
Asset impairments	714	422	304
Restructuring and integration costs	52	132	362
Acquired in-process research and development costs	5	34	106
Acquisition-related contingent consideration	(289)	(13)	(23)
Other (income) expense, net	(353)	73	295
	8,622	10,240	8,920
Operating income (loss)	102	(566)	1,527
Interest income	12	8	4
Interest expense	(1,840)	(1,836)	(1,563)
Loss on extinguishment of debt	(122)	—	(20)
Foreign exchange and other	107	(41)	(103)
Loss before (benefit from) provision for income taxes	(1,741)	(2,435)	(155)
(Benefit from) provision for income taxes	(4,145)	(27)	133
Net income (loss)	2,404	(2,408)	(288)
Less: Net income attributable to noncontrolling interest	—	1	4
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$2,404	$(2,409)	$(292)
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.
Basic	$6.86	$(6.94)	$(0.85)
Diluted	$6.83	$(6.94)	$(0.85)

Weighted-average common shares
Basic	350.2	347.3	342.7
Diluted	351.8	347.3	342.7
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$2,404	$(2,408)	$(288)
Other comprehensive income (loss)
Foreign currency translation adjustment	202	(548)	(647)
Net unrealized holding loss on sale of assets and businesses:
Arising in period	(26)	—	—
Reclassification to net income (loss)	26	—	—
	202	(548)	(647)
Pension and postretirement benefit plan adjustments:
Newly established prior service credit	—	6	—
Net actuarial gain (loss) arising during the year	20	(32)	21
Amortization of prior service credit	(4)	(3)	(3)
Amortization or settlement recognition of net gain	2	1	3
Income tax (expense) benefit	(4)	4	(3)
Currency impact	1	1	(1)
Net pension and postretirement benefit plan adjustments	15	(23)	17
Other comprehensive income (loss)	217	(571)	(630)
Comprehensive income (loss)	2,621	(2,979)	(918)
Less: Comprehensive income (loss) attributable to noncontrolling interest	4	(4)	—
Comprehensive income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$2,617	$(2,975)	$(918)
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Valeant Pharmaceuticals International, Inc. Shareholders
	Common Shares				Accumulated Other Comprehensive Loss	Valeant Pharmaceuticals International, Inc. Shareholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity
Balance, January 1, 2015	334.4	$8,349	$244	$(2,398)	$(916)	$5,279	$122	$5,401
Issuance of common shares	7.5	1,482	—	—	—	1,482	—	1,482
Common shares issued under share-based compensation plans	1.4	78	(48)	—	—	30	—	30
Repurchases of common shares (Note 13)	(0.4)	(12)	—	(60)	—	(72)	—	(72)
Share-based compensation	—	—	140	—	—	140	—	140
Employee withholding taxes related to share-based awards	—	—	(88)	—	—	(88)	—	(88)
Excess tax benefits from share-based compensation	—	—	57	—	—	57	—	57
Noncontrolling interest from business combinations	—	—	—	—	—	—	5	5
Noncontrolling interest distributions	—	—	—	—	—	—	(8)	(8)
Net loss	—	—	—	(292)	—	(292)	4	(288)
Other comprehensive loss	—	—	—	—	(626)	(626)	(4)	(630)
Balance, December 31, 2015	342.9	9,897	305	(2,750)	(1,542)	5,910	119	6,029
Effect of retrospective application of a new accounting standard (see Note 2)	—	—	—	30	—	30	—	30
Common shares issued under share-based compensation plans	4.9	141	(108)	—	—	33	—	33
Share-based compensation	—	—	165	—	—	165	—	165
Employee withholding taxes related to share-based awards	—	—	(11)	—	—	(11)	—	(11)
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	(2,409)	—	(2,409)	1	(2,408)
Other comprehensive loss	—	—	—	—	(566)	(566)	(5)	(571)
Balance, December 31, 2016	347.8	10,038	351	(5,129)	(2,108)	3,152	106	3,258
Common shares issued under share-based compensation plans	0.9	52	(52)	—	—	—	—	—
Share-based compensation	—	—	87	—	—	87	—	87
Employee withholding taxes related to share-based awards	—	—	(4)	—	—	(4)	—	(4)
Acquisition of noncontrolling interest	—	—	(2)	—	(1)	(3)	(6)	(9)
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net income	—	—	—	2,404	—	2,404	—	2,404
Other comprehensive income	—	—	—	—	213	213	4	217
Balance, December 31, 2017	348.7	$10,090	$380	$(2,725)	$(1,896)	$5,849	$95	$5,944

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$2,404	$(2,408)	$(288)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangible assets	2,858	2,866	2,467
Amortization and write-off of debt discounts and debt issuance costs	151	118	145
Asset impairments	714	422	304
Acquisition accounting adjustment on inventory sold	—	38	134
Acquisition-related contingent consideration	(289)	(13)	(23)
Allowances for losses on trade receivables and inventories	119	174	115
Deferred income taxes	(4,386)	(236)	(160)
(Gain) loss on disposal of assets and businesses	(579)	(8)	5
Additions to accrued legal settlements	226	59	37
Insurance proceeds for legal settlement	60	—	—
Payments of accrued legal settlements	(221)	(69)	(33)
Goodwill impairment	312	1,077	—
Share-based compensation	87	165	140
Foreign exchange (gain) loss	(106)	14	95
Loss on extinguishment of debt	122	—	20
Other	(26)	(2)	(33)
Changes in operating assets and liabilities:
Trade receivables	417	(34)	(626)
Inventories	7	(164)	(276)
Prepaid expenses and other current assets	33	232	(91)
Accounts payable, accrued and other liabilities	387	(144)	325
Net cash provided by operating activities	2,290	2,087	2,257
Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	—	(19)	(15,458)
Acquisition of intangible assets and other assets	(165)	(56)	(68)
Purchases of property, plant and equipment	(171)	(235)	(235)
Purchases of marketable securities	(7)	(1)	(49)
Proceeds from sale of marketable securities	2	17	67
Proceeds from sale of assets and businesses, net of costs to sell	3,253	199	13
Reduction of cash due to deconsolidation	—	(30)	—
Net settlement of assumed derivative contracts	—	—	184
Other	(25)	—	(31)
Net cash provided by (used in) investing activities	2,887	(125)	(15,577)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	9,424	1,220	17,817
Repayments of long-term debt	(14,203)	(2,436)	(2,055)
Borrowings of short-term debt	1	3	8
Repayments of short-term debt	(8)	(3)	(8)
Repayments of convertible notes assumed	—	—	(3,123)
Issuance of common stock, net	—	—	1,433
Repurchases of common shares	—	—	(72)
Proceeds from exercise of stock options	—	33	30
Payment of employee withholding tax upon vesting of share-based awards	(4)	(11)	(88)
Payments of contingent consideration	(45)	(123)	(151)
Payments of deferred consideration	—	(540)	(55)
Payments of financing costs	(110)	(97)	(103)
Other	(18)	(9)	(9)
Net cash (used in) provided by financing activities	(4,963)	(1,963)	13,624
Effect of exchange rate changes on cash and cash equivalents	41	(54)	(30)
Net increase (decrease) in cash and cash equivalents and restricted cash	255	(55)	274
Cash and cash equivalents and restricted cash, beginning of period	542	597	323
Cash and cash equivalents and restricted cash, end of period	$797	$542	$597

Cash and cash equivalents, end of period	$720	$542	$597
Restricted cash, end of period	77	—	—
Cash and cash equivalents and restricted cash, end of period	$797	$542	$597
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS
Valeant Pharmaceuticals International, Inc. (the “Company”) is a multinational, specialty pharmaceutical and medical device company that develops, manufactures, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products, and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices) which are marketed directly or indirectly in over 90 countries. Effective August 9, 2013, the Company continued from the federal jurisdiction of Canada to the Province of British Columbia, meaning that the Company became a company registered under the laws of the Province of British Columbia as if it had been incorporated under the laws of the Province of British Columbia. As a result of this continuance, the legal domicile of the Company became the Province of British Columbia, the Canada Business Corporations Act ceased to apply to the Company and the Company became subject to the British Columbia Business Corporations Act.

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), applied on a consistent basis. In preparing the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates, chargebacks, discounts and allowances, and distribution fees paid to certain wholesalers; useful lives of amortizable intangible assets and property, plant and equipment; expected future cash flows used in evaluating intangible assets for impairment, assessing compliance with debt covenants and making going concern assessments; reporting unit fair values for testing goodwill for impairment and allocating goodwill to new reporting unit structure on a relative fair value basis; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets (including provisional amounts associated with the U.S. tax law change); and the allocation of the purchase price for acquired assets and businesses, including the fair value of contingent consideration. Under certain product manufacturing and supply agreements, management uses information from the Company’s commercialization counterparties to arrive at estimates for future returns, rebates and chargebacks.
On an ongoing basis, management reviews its estimates to ensure that these estimates appropriately reflect changes in the Company’s business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company’s consolidated financial statements could be materially impacted.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and those of its subsidiaries and any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Effective for the first quarter of 2017, revenues and profits from the Company's operations in Canada, previously included in the Branded Rx segment in prior periods, are now included in the Bausch + Lomb/International segment. Prior period presentations of segment revenues, segment profits and segment assets have been recast to conform to the current segment reporting structure. See Note 23, "SEGMENT INFORMATION" for additional information.
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
The Company’s trade receivables primarily represent amounts due from wholesale distributors, retail pharmacies, government entities and group purchasing organizations. Outside of the U.S., concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the number of customers using the Company’s products, as well as their dispersion across many different geographic regions. The Company performs periodic credit evaluations of customers and does not require collateral. The Company monitors economic conditions, including volatility associated with international economies, and related impacts on the relevant financial markets and its business, especially in light of sovereign credit issues. The credit and economic conditions within Italy, Portugal, Spain, Greece, among other members of the European Union, Russia, Brazil, and Egypt have been weak in recent years. In November 2016, as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar, the Egyptian pound was significantly devalued.  The Company's exposure to the Egyptian pound is with respect to the Amoun Pharmaceutical Company S.A.E. business acquired in October 2015, which represented approximately 2% of the Company's 2017 and 2016 total revenues. These conditions have increased, and may continue to increase, the average length of time that it takes to collect on the Company’s trade receivables outstanding in these countries.
An allowance for doubtful accounts is maintained for potential credit losses based on the aging of trade receivables, historical bad debts experience, and changes in customer payment patterns. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for sales returns and allowances and provisions for doubtful accounts of $97 million and $80 million as of December 31, 2017 and 2016, respectively.
As of December 31, 2017, the Company’s three largest U.S. wholesaler customers accounted for approximately 43% of net trade receivables. In addition, as of December 31, 2017 and 2016, the Company’s net trade receivable balance from Russia, Egypt, Italy, Brazil, Spain, Greece and Portugal amounted to $230 million and $214 million, respectively, the majority of which is current or less than 90 days past due. The portion of the net trade receivable from these countries that is past due more than 90 days amounted to $14 million, as of December 31, 2017, a portion of which is comprised of public hospitals. Based on analysis of bad debt experience and assessment of historical payment patterns for such customers, the Company has established a reserve covering approximately half of the balance past due more than 90 days for such countries. The Company has not experienced any significant losses from uncollectible accounts in the three-year period ended December 31, 2017.

Inventories
Inventories comprise raw materials, work in process, and finished goods, which are valued at the lower of cost or net realizable value, on a first-in, first-out basis. The cost value for work in process and finished goods inventories includes materials, direct labor, and an allocation of overheads.
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
Property, Plant and Equipment
Property, plant and equipment are reported at cost, less accumulated depreciation. Costs incurred on assets under construction are capitalized as construction in progress. Depreciation is calculated using the straight-line method, commencing when the assets become available for productive use, based on the following estimated useful lives:

Land improvements	15 - 30 years
Buildings	Up to 40 years
Machinery and equipment	3 - 20 years
Other equipment	3 - 7 years
Equipment on operating lease	Up to 5 years
Leasehold improvements and capital leases	Lesser of term of lease or 10 years
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
Divestitures of Products
The Company nets the proceeds on the divestitures of products with the carrying amount of the related assets and records a gain/loss on sale within Other (income) expense, net. Any contingent payments that are potentially due to the Company as a result of these divestitures are recorded when realizable.
IPR&D
The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When the related research and development is completed, the asset will be assigned a useful life and amortized.
The fair value of an IPR&D intangible asset is typically determined using an income approach. This approach starts with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. The net cash flows reflect the asset’s stage of completion, the probability of technical success, the projected costs to complete, expected market competition and an assessment of the asset’s life-cycle. The net cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the expected cash flow streams.
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
An interim goodwill impairment test in advance of the annual impairment assessment may be required if events occur that indicate an impairment might be present. For example, a substantial decline in the Company’s market capitalization, changes in reportable segments, unexpected adverse business conditions, economic factors and unanticipated competitive activities may signal that an interim impairment test is needed. Accordingly, among other factors, the Company monitors changes in its share price between annual impairment tests. The Company considers a decline in its share price that corresponds to an overall deterioration in stock market conditions to be less of an indicator of goodwill impairment than a unilateral decline in its share price reflecting adverse changes in its underlying operating performance, cash flows, financial condition, and/or liquidity. In the event that the Company’s market capitalization does decline below its book value, the Company would consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. The Company believes that short-term fluctuations in share prices may not necessarily reflect underlying values.
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
Deferred Financing Costs
Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying amount of the related debt except for the deferred financing costs associated with revolving-debt arrangements which are presented as assets. Deferred finance costs are amortized using the effective interest method as interest expense over the contractual lives of the related credit facilities.
Foreign Currency Translation
The assets and liabilities of the Company’s foreign operations having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity.
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
The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, delivery has occurred, collectability is reasonably assured, and the price to the buyer is fixed or determinable, the timing of which is based on the specific contractual terms with each customer. Delivery occurs when title has transferred to the customer, and the customer has assumed the risks and rewards of ownership. As such, the Company generally recognizes revenue on a sell-in basis (i.e., record revenue upon delivery); however, based upon specific terms and circumstances, the Company has determined that, for certain arrangements with certain retailers and other third parties, revenue should be recognized on a sell-through basis (i.e., record revenue when products are dispensed to patients). In evaluating the proper revenue recognition for sales transactions, the Company considers all relevant factors, including additional discounts or extended payment terms which the Company grants to certain customers, often near the end of quarterly periods.

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
The Company is party to product manufacturing and supply agreements with a number of commercialization counterparties in the U.S. Under the terms of these agreements, the Company’s supply prices for its products are determined after taking into consideration estimates for future returns, rebates, and chargebacks provided by each counterparty. The Company makes adjustments, as needed, to state these estimates on a basis consistent with this policy and its methodology for estimating returns, rebates and chargebacks related to its own direct product sales.
Research and Development Expenses
Costs related to internal research and development programs, including costs associated with the development of acquired IPR&D, are expensed as goods are delivered or services are performed. Under certain research and development arrangements with third parties, the Company may be required to make payments that are contingent on the achievement of specific developmental, regulatory and/or commercial milestones. Before a product receives regulatory approval, milestone payments made to third parties are expensed and included in Research and development expenses when the milestone is achieved. Milestone payments made to third parties after regulatory approval is received are capitalized and amortized over the estimated useful life of the approved product.
Amounts due from third parties as reimbursement of development activities conducted under certain research and development arrangements are recognized as a reduction of Research and development expenses.
Legal Costs
Legal fees and other costs related to litigation and other legal proceedings are expensed as incurred and are included in Selling, general and administrative expenses. Certain legal costs associated with acquisitions are included in Acquisition-related costs, and certain legal costs associated with divestitures, legal settlements and other business development activities are included in Other (income) expense, net or Gain on investments, net, as appropriate. Legal costs expensed are reported net of expected insurance recoveries. A claim for insurance recovery is recognized when realization becomes probable.
Advertising Costs
Advertising costs comprise product samples, print media, promotional materials and television advertising. Advertising costs related to new product launches are expensed on the first use of the advertisement. Included in Prepaid expenses and other current assets are prepaid advertising costs of $7 million and $8 million, as of December 31, 2017 and 2016, respectively. Included in Selling, general and administrative expenses are advertising costs of $462 million, $564 million and $652 million, for 2017, 2016 and 2015, respectively.

Share-Based Compensation
The Company recognizes all share-based payments to employees, including grants of employee stock options and restricted share units (“RSUs”), at estimated fair value. The Company amortizes the fair value of stock option or RSU grants on a straight-line basis over the requisite service period of the individual stock option or RSU grant, which generally equals the vesting period. Stock option and RSU forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation is recorded in Research and development expenses, Selling, general and administrative expenses and Other (income) expense, net, as appropriate.
See “Adoption of New Accounting Standards” in this Note 2 for details on the Company's adoption of a new standard related to share-based compensation.
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
Interest Expense
Interest expense includes standby fees and the amortization of debt discounts and deferred financing costs. Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Capitalized interest related to construction in progress for 2017, 2016 and 2015 was $32 million, $24 million and $14 million, respectively.
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
In accordance with recently issued accounting guidance, the Company has provisionally provided for the income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) which was enacted on December 22, 2017. The Company will finalize the provisional amounts within one year of enactment, December 22, 2018.
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
Certain legal-related contingencies assumed in the acquisition of Salix Pharmaceuticals, Ltd. (“Salix”) were recorded at estimated fair value. See Note 3, "ACQUISITIONS" for additional information.
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
Adoption of New Accounting Standards
In August 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance which adds or clarifies the classification of certain cash receipts and payments in the statement of cash flows (including debt repayment or debt extinguishment costs, contingent consideration payment after a business combination, and distributions received from equity method investees). The guidance was effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption was permitted. The Company adopted this amended guidance in 2017 which did not have a material impact on the presentation of the Company's cash flows for the periods presented.
In October 2016, the FASB amended the guidance as to how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amended guidance was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this amended guidance as of January 1, 2017 which did not have a material impact on the presentation of the Company's results of operations, cash flows or financial position for the periods presented.
In November 2016, the FASB issued guidance which requires entities to include restricted cash in cash and cash equivalent balances on the statement of cash flows and disclose a reconciliation between the balances on the statement of cash flows and the balance sheet. The guidance was effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption was permitted. The Company adopted this amended guidance in 2017 on a retrospective basis, which did not have a material impact on the presentation of the Company's cash flows for the periods presented.
In May 2017, the FASB issued guidance identifying the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The guidance was effective for annual periods beginning after December 15, 2017. The Company has not modified any outstanding awards, and therefore, does not have modification accounting. The Company has adopted this guidance in the fourth quarter of 2017 and concluded it did not have a material impact its financial position, results of operations, cash flows and disclosures for the periods presented.

In December 2017, the U.S. Securities and Exchange Commission (the "SEC") issued guidance for situations where the accounting for certain elements of the Tax Act cannot be completed prior to the release of an entity's financial statements. For the specific elements of the Tax Act where a reasonable estimate of the tax effects cannot be completed, no effect will be recorded in the current period. The guidance provides a measurement period to allow an entity to account for these specific elements, which begins in the reporting period that includes the enactment of the Tax Act and ends when the entity has obtained, prepared and analyzed the information needed in order to complete its accounting assessments. The resulting tax effects must be recognized in the period the assessment is complete, and included in income tax provision or benefit, accompanied by appropriate disclosures. The measurement period shall not exceed one year from enactment, December 22, 2018.
In January 2018, the FASB issued guidance to account for the global intangible low-taxed income ("GILTI") provisions of the Tax Act, which imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance provides that an entity may elect to: (i) currently recognize deferred taxes for basis differences that are expected to reverse as GILTI inclusions in future years or (ii) recognize GILTI inclusions as period costs if and when incurred. The Company has provisionally elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.
Recently Issued Accounting Standards, Not Adopted as of December 31, 2017
In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued an amendment to clarify the implementation guidance around considerations whether an entity is a principal or an agent, impacting whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued an amendment to clarify guidance on identifying performance obligations and the implementation guidance on licensing. The guidance is effective for annual reporting periods beginning after December 15, 2017. Early application was permitted but not before the annual reporting period, including adoption in an interim period, beginning January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company has completed its detailed assessment program and a training program for its personnel.  Pursuant to the detailed assessment program, the Company reviewed selected revenue arrangements and assessed the differences in accounting for such contracts under the new guidance as compared with current revenue accounting standards. Based on this review of current customer contracts, the Company does not expect the implementation of the new guidance to have a material quantitative impact on its consolidated financial statements as the timing of revenue recognition for product sales is not expected to significantly change. The Company also completed its assessment of the impact to the design of its internal controls over financial reporting and is in the process of completing its assessment of the impact to its disclosures, which will be completed in the first reporting period post adoption. The Company will adopt the new guidance using the modified retrospective approach, under which the new guidance will be adopted retrospectively with the cumulative effect of initial application of the guidance recognized on the date of initial application (which is January 1, 2018).
In February 2016, the FASB issued guidance on leases. This guidance will increase transparency and comparability among organizations that lease buildings, equipment, and other assets by recognizing the assets and liabilities that arise from lease transactions. Current off-balance sheet leasing activities will be required to be reflected on balance sheets so that investors and other users of financial statements can more readily and accurately understand the rights and obligations associated with these transactions. Consistent with the current lease standard, the new guidance addresses two types of leases: finance leases and operating leases. Finance leases will be accounted for in substantially the same manner as capital leases are accounted for under current U.S. GAAP. Operating leases will be accounted for (both in the statement of operations and statement of cash flows) in a manner consistent with operating leases under existing U.S. GAAP. However, as it relates to the balance sheet, lessees will recognize lease liabilities based upon the present value of remaining lease payments and corresponding lease assets for operating leases with limited exception. The new guidance will also require lessees and lessors to provide additional qualitative and quantitative disclosures to help financial statement users assess the amount, timing, and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an organization’s leasing activities. In 2018, the Company has initiated its project plan for adopting this guidance, which includes a detailed assessment program and a training program for its personnel. The new guidance is effective for annual reporting periods beginning after December 15, 2018. Early application is permitted. The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations and disclosures.
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
In October 2016, the FASB issued guidance which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company estimates the impact of adoption will increase deferred tax assets and equity approximately $1,000 million.
In January 2017, the FASB issued guidance which clarifies the definition of a business with the objective of assisting with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company will apply the new definition to future transactions.
In January 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, goodwill impairment will be measured as the amount by which a reporting unit's carrying value exceeds its fair value. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The Company may elect to adopt this standard effective the first quarter of 2018. Once adopted, this guidance is expected to have a significant impact on the Company’s financial position, results of operations, and disclosures with respect to the Salix reporting unit.  While the fair value of a reporting unit is subject to update for events occurring subsequent to the date of impairment testing, at October 1, 2017, the Salix reporting unit had an estimated fair value of $10,660 million and a carrying value of $13,404 million, including goodwill of $5,127 million. See Note 9, "INTANGIBLE ASSETS AND GOODWILL".

3.	ACQUISITIONS
There were no business combinations in 2017 and one business combination in 2016 that was not material. The measurement period for all acquisitions has closed.
2015 Business Combinations
Amoun
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

Assets Acquired and Liabilities Assumed
The estimated fair values of the acquired identifiable intangible assets, excluding acquired IPR&D, as adjusted, and subject to the finalization of certain working capital provisions were $520 million and consisted of:

(in millions)	Weighted-Average Useful Lives (Years)	Final Fair Value
Product brands	9	$480
Corporate brand	17	40
Total identifiable intangible assets acquired		$520
Goodwill of $284 million was allocated to the Company’s Bausch + Lomb/International segment (initially the former Emerging Markets segment) and represents: (i) the Company’s expectation to develop and market new products and expand its business to new geographic markets, (ii) the value of the continuing operations of Amoun's existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately) and (iii) intangible assets that do not qualify for separate recognition (for instance, Amoun's assembled workforce). None of the goodwill is expected to be deductible for tax purposes.
Revenues and net losses attributable to Amoun from the date of acquisition through December 31, 2015 were $48 million and $9 million, respectively, and include the effects of acquisition adjustments and acquisition-related costs.
Sprout Pharmaceuticals, Inc.
On October 1, 2015, the Company acquired Sprout Pharmaceuticals, Inc. (“Sprout”), pursuant to the merger agreement, among Sprout, the Company, Valeant Pharmaceuticals International (“Valeant”), Miranda Acquisition Sub, Inc., a wholly owned subsidiary of Valeant, and Shareholder Representative Services LLC, as stockholder representative, on a debt-free basis (the “Sprout Acquisition”), for an aggregate purchase price of approximately $1,447 million, which included cash plus contingent consideration. Sprout has focused solely on the delivery of a treatment option for the unmet need of pre-menopausal women with acquired, generalized hypoactive sexual desire disorder as characterized by low sexual desire that causes marked distress or interpersonal difficulty and is not due to a co-existing medical or psychiatric condition, problems within the relationship, or the effects of a medication or other drug substance. In August 2015, Sprout received approval from the U.S. Food and Drug Administration ("FDA") on its New Drug Application ("NDA") for flibanserin, which is being marketed as Addyi® in the U.S. (launched in the U.S. in October 2015). Sprout also has global rights to flibanserin.
On December 20, 2017, the Company completed the sale of Sprout. Refer to Note 4, "DIVESTITURES" for additional information regarding the Sprout Sale.
Fair Value of Consideration Transferred
The Company paid approximately $530 million, inclusive of customary purchase price adjustments, upon closing of the transaction in October 2015, and an additional payment in the amount of $500 million (acquisition date fair value of $495 million), included in accrued and other current liabilities as of December 31, 2015, which was paid in the first quarter of 2016. In addition, the transaction included contingent consideration representing payments to the former shareholders and former holders of vested stock appreciation rights of Sprout for a share of future profits. That share of future profits was uncapped and commenced on the date that the earlier of: (a) net cumulative worldwide sales of flibanserin products (plus any amounts received from sublicenses on the sale of flibanserin products) exceeded $1,000 million or (b) July 1, 2017; and continued until December 31, 2030. The total fair value of the contingent consideration of $422 million as of the acquisition date was determined using a Monte Carlo Simulation.

Assets Acquired and Liabilities Assumed
The estimated fair values of the acquired Identifiable intangible assets was $994 million and consisted of product rights with a weighted-average useful life of 11 years. Goodwill of $770 million was allocated to the Branded Rx segment (initially the former Developed Markets segment) and represented: (i) the Company’s potential ability to develop and market the product to additional types of patients/indications and launch the product in a variety of new geographies, (ii) the value of the continuing operations of Sprout's existing business and (iii) intangible assets that do not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.
Revenues attributable to Sprout from the date of acquisition through December 31, 2015 were nominal. Net losses attributable to Sprout from the date of acquisition through December 31, 2015 were $37 million and include the effects of acquisition adjustments and acquisition-related costs.
Salix
On April 1, 2015, the Company acquired Salix, pursuant to an Agreement and Plan of Merger dated February 20, 2015, as amended on March 16, 2015 (the “Salix Merger Agreement”), with Salix surviving as a wholly owned subsidiary of Valeant, a subsidiary of the Company (the “Salix Acquisition”). Salix is a specialty pharmaceutical company dedicated to developing and commercializing prescription drugs and medical devices used in treatment of variety of gastrointestinal ("GI") disorders with a portfolio of over 20 marketed products, including Xifaxan®, Uceris®, Apriso®, Glumetza®, and Relistor®.
The Salix Acquisition, as well as related transactions and expenses, were funded through a combination of: (i) the proceeds from an issuance of senior unsecured notes that closed on March 27, 2015; (ii) the proceeds from incremental term loan commitments; (iii) the proceeds from a registered offering of the Company’s common shares in the United States that closed on March 27, 2015; and (iv) cash on hand. For further information regarding these debt and equity issuances, see Note 11, "FINANCING ARRANGEMENTS" and Note 13, "SHAREHOLDERS' EQUITY", respectively.
Fair Value of Consideration Transferred
The purchase price of the Salix Acquisition was $13,132 million, and consisted of cash payments of: (i) $11,329 million to cancel the outstanding common shares, stock options, and restricted stock units of Salix (net of the non-vested portion of Salix restricted stock units), (ii) $1,125 million to redeem Salix’s Term Loan B Credit Facility repaid concurrently with the consummation of the Salix Acquisition and not assumed by the Company and (iii) $842 million to redeem Salix’s 6.00% Senior Notes due 2021 satisfied and discharged concurrently with the consummation of the Salix Acquisition and not assumed by the Company. The purchase price excludes $165 million paid by the Company at closing to settle the non-vested portion of Salix restricted stock units, the vesting of which was accelerated in connection with the Salix Acquisition and accounted for by the Company as a post-combination expense included in Other expense (income).

Assets Acquired and Liabilities Assumed
Acquisition accounting was finalized in the fourth quarter of 2015. The following table provides the fair value of the assets acquired and liabilities assumed in the Salix Acquisition as of the acquisition date.

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
The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

(in millions)	Weighted- Average Useful Lives (Years)	Final Fair Value
Product brands	10	$6,089
Corporate brand	20	667
Total identifiable intangible assets acquired		$6,756
Acquired IPR&D assets were valued from a market participant perspective using a multi-period excess earnings methodology (income approach). The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project, and the Company used risk-adjusted discount rates of 9.5%-11% to present value the projected cash flows.
Current liabilities include: (i) $1,080 million for warrant transactions that Salix entered into in connection with its 1.5% Convertible Senior Notes due 2019 (these instruments were settled at closing of the transaction and the fair value are the settlement amounts), (ii) $336 million for potential losses and related costs associated with ongoing Salix legal matters (see Note 21, "LEGAL PROCEEDINGS" for additional information) and (iii) $375 million of product returns and rebates.
Contingent consideration consists of potential payments to third parties including developmental milestone payments due upon specified regulatory achievements, commercialization milestones contingent upon achieving specified targets for net sales, and royalty-based payments. As of the acquisition date, potential milestone payments (excluding royalty-based payments) ranged from nil if none of the milestones are achieved, to approximately $650 million (the majority of which relates to sales-based milestones) over time. This amount includes up to $250 million in developmental and sales-based milestones related to Relistor® (including Oral Relistor®), of which $50 million was paid in the third quarter of 2016 in connection with the FDA's approval of Oral Relistor®. The fair value of the contingent consideration assumed was $334 million and was determined using probability-weighted discounted cash flows. See Note 6, "FAIR VALUE MEASUREMENTS" for additional information regarding the contingent consideration.
Long term debt is Salix debt assumed at the acquisition date and consisted of: (i) $1,837 million in 1.5% Convertible Senior Notes due 2019 and (ii) $1,286 million in 2.75% Convertible Senior Notes due 2015. The Company redeemed these amounts in the second quarter of 2015, except for a nominal amount of the 1.5% Convertible Senior Notes due 2019 which remains outstanding.
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
Revenues and net losses attributable to Salix from the date of acquisition through December 31, 2015 were $1,276 million and $302 million, respectively, and include the effects of acquisition adjustments and acquisition-related costs.
Other 2015 Business Combinations
In 2015, the Company completed other business combinations (excluding the Amoun Acquisition, the Sprout Acquisition, and the Salix Acquisition) for an aggregate purchase price of $1,407 million. These other business combinations included contingent consideration arrangements with an original aggregate estimated fair value of $186 million, primarily related to the acquisition of certain assets of Marathon Pharmaceuticals, LLC ("Marathon"), as well as milestone payments and royalties related to other smaller acquisitions. See Note 6, "FAIR VALUE MEASUREMENTS" for additional information regarding contingent consideration.

•
On February 23, 2015, the Company, completed via a "stalking horse bid" in a sales process conducted under the U.S. Bankruptcy Code, for the acquisition of certain assets of Dendreon Corporation for a purchase price of $415 million, net of cash received of $80 million. The purchase price included approximately $50 million in stock consideration, and the Company issued such common shares in June 2015. The assets acquired included the worldwide rights to the Provenge® product (an immunotherapy treatment designed to treat men with advanced prostate cancer). On June 28, 2017, the Company completed the sale of all outstanding equity interests in Dendreon Pharmaceuticals LLC. See Note 4, "DIVESTITURES" for additional information.

•
On February 10, 2015, the Company acquired certain assets of Marathon, which included a portfolio of hospital products, including Nitropress®, Isuprel®, Opium Tincture, Pepcid®, Seconal® Sodium, Amytal® Sodium, and Iprivask® for an aggregate purchase price of $286 million which is net of a $64 million assumed liability owed to a third party. The Company also assumed a contingent consideration liability related to potential payments, in the aggregate, of up to $200 million for Isuprel® and Nitropress®, the amounts of which are dependent on the timing of generic entrants for these products. The fair value of the liability as of the acquisition date was $87 million and was determined using probability-weighted projected cash flows. Through December 31, 2017, 2016 and 2015, the Company made contingent consideration payments of $16 million, $50 million and $35 million, respectively, related to the acquisition of certain assets of Marathon.

•	In 2015, the Company completed other acquisitions which are not material individually or in the aggregate. These acquisitions are included in the aggregated amounts presented below.

Assets Acquired and Liabilities Assumed
These transactions have been accounted for as business combinations under the acquisition method of accounting. The estimated fair values of acquired Identifiable intangible assets, excluding acquired IPR&D is summarized as follows:

(in millions)	Weighted- Average Useful Lives (Years)	Final Fair Value
Product brands	7	$735
Product rights	3	42
Corporate brands	16	7
Partner relationships	8	8
Technology/know-how	10	284
Other	6	2
Total identifiable intangible assets acquired		$1,078
Goodwill of $139 million associated with these acquisitions was allocated primarily to the Company’s Bausch + Lomb/International segment (initially primarily to the former Developed segment) and primarily relates to certain smaller acquisitions and the acquisition of certain assets of Marathon. The goodwill represents primarily the cost savings, operating synergies and other benefits expected to result from combining the operations with those of the Company. The majority of the goodwill is not expected to be deductible for tax purposes.
Revenues and net income attributable to these business combinations from the respective dates of acquisition through December 31, 2015 were $771 million and $208 million, respectively, and include the effects of acquisition adjustments and acquisition-related costs.
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for 2015, as if the 2015 acquisitions had occurred as of January 1, 2014.

(in millions, except per share amounts)	2015
Revenues	$10,710
Net loss attributable to Valeant Pharmaceuticals International, Inc.	$(619)
Loss per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(1.80)
Diluted	$(1.80)
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and the acquired businesses. Except to the extent realized in 2015, the unaudited pro forma information does not reflect any cost savings, operating synergies or other benefits that the Company achieved as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies or other benefits. In addition, except to the extent recognized, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of the acquired businesses.
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

•
the exclusion from pro forma earnings for 2015 of the aggregate acquisition related accounting adjustments to the inventories acquired and subsequently sold of $130 million, the acquisition-related costs incurred for these acquisitions of $35 million and the inclusion of those amounts in pro forma earnings of the preceding years.

All of the above adjustments were adjusted for the applicable tax impact.
2015 Licensing Agreement
On October 1, 2015, pursuant to a license agreement entered into with AstraZeneca Collaboration Ventures, LLC (“AstraZeneca”), the Company was granted an exclusive license to develop and commercialize brodalumab.  Brodalumab is an IL-17 receptor monoclonal antibody in development for patients with moderate-to-severe plaque psoriasis and psoriatic arthritis. Under the license agreement, the Company initially held the exclusive rights to develop and commercialize brodalumab globally, except in Japan and certain other Asian countries where rights are held by Kyowa Hakko Kirin Co., Ltd under a prior arrangement with Amgen Inc., the originator of brodalumab. The Company has assumed all remaining development obligations associated with the regulatory approval for brodalumab in its territory subsequent to the acquisition. Regulatory submission in the U.S. and European Union for brodalumab in moderate-to-severe psoriasis occurred in November 2015. On February 16, 2017, the Company announced that the FDA had approved the Biologics License Application ("BLA") for brodalumab injection, marketed as Siliq™, for subcutaneous use for the treatment of moderate-to-severe plaque psoriasis in adult patients who are candidates for systemic therapy or phototherapy and have failed to respond or have lost response to other systemic therapies. On July 27, 2017, Siliq™ was launched in the U.S. This product has a Black Box Warning for the risks in patients with a history of suicidal thoughts or behavior and was approved with a Risk Evaluation and Mitigation Strategy involving a one-time enrollment for physicians and one-time informed consent for patients.
Under the terms of the agreement, the Company made an up-front payment to AstraZeneca of $100 million in October 2015, which was recognized in Acquired in-process research and development costs in the fourth quarter of 2015 in the consolidated statement of operations as the product has not yet received regulatory approval at the time of the acquisition.  In addition, under the terms of the license agreement, the Company may pay additional regulatory milestones of up to $170 million (subsequently decreased to $150 million as described below and of which $130 million was paid as a result of the FDA's approval on February 15, 2017 of the BLA for Siliq™) and sales-related milestone payments of up to $175 million following launch. Upon launch, AstraZeneca and the Company will share profits.  On June 30, 2016, the Company and AstraZeneca amended the original license agreement to terminate the Company's right to develop and commercialize brodalumab in Europe, in exchange for payments by AstraZeneca to the Company, which consist of an up-front payment and certain sales-based milestones, and a reduction of one of the pre-launch milestones payable by the Company under the license agreement. Concurrently, the Company and AstraZeneca entered into other agreements, amongst which include a settlement agreement to resolve certain disputed invoices related to transition services.
2017 Licensing Agreement
On February 21, 2017, EyeGate Pharmaceuticals, Inc. (“EyeGate”) granted a subsidiary of the Company the exclusive worldwide licensing rights to manufacture and sell the EyeGate® II Delivery System and EGP-437 combination product candidate for the treatment of post-operative pain and inflammation in ocular surgery patients. EyeGate will be responsible for the continued development of this product candidate in the U.S. for the treatment of post-operative pain and inflammation in ocular surgery patients, and all associated costs. The Company has the right to further develop the product in the field outside of the U.S. at its cost. In connection with the licensing agreement, the Company paid an initial license fee of $4 million during the three months ended March 31, 2017 and is obligated to make future payments of: (i) up to $34 million upon the achievement of certain development and regulatory milestones, of which $3 million has been paid, (ii) up to $65 million upon the achievement of certain sales-based milestones and (iii) royalties. Based on early stage of development of the asset, and lack of acquired significant inputs, the Company concluded this was an asset acquisition.

4.	DIVESTITURES
The Company has divested certain businesses and assets, which, in each case, was not aligned with its core business objectives.
2017
CeraVe®, AcneFree™ and AMBI® skincare brands
On March 3, 2017, the Company completed the sale of its interests in the CeraVe®, AcneFree™ and AMBI® skincare brands for $1,300 million in cash (the “Skincare Sale”). The CeraVe®, AcneFree™ and AMBI® skincare business was part of the Bausch + Lomb/International segment and was reclassified as held for sale as of December 31, 2016. Included in Other (income) expense, net is the Gain on the Skincare Sale of $309 million, as adjusted, in the consolidated statement of operations.
Dendreon Pharmaceuticals LLC
On June 28, 2017, the Company completed the sale of all outstanding equity interests in Dendreon Pharmaceuticals LLC (formerly Dendreon Pharmaceuticals, Inc.) (“Dendreon”) for $845 million in cash (the “Dendreon Sale”), as adjusted. Dendreon was part of the Branded Rx segment and was reclassified as held for sale as of December 31, 2016. Included in Other (income) expense, net is the Gain on the Dendreon Sale of $97 million, as adjusted, in the consolidated statement of operations.
iNova Pharmaceuticals
On September 29, 2017, the Company completed the sale of its Australian-based iNova Pharmaceuticals (“iNova”) business for $938 million in cash (the “iNova Sale”), as adjusted, and subject to the finalization of certain working capital provisions. iNova markets a diversified portfolio of weight management, pain management, cardiology and cough and cold prescription and OTC products in more than 15 countries, with leading market positions in Australia and South Africa, as well as an established platform in Asia. The Company will continue to operate in these geographies through the Bausch + Lomb franchise. The iNova business was part of the Bausch + Lomb/International segment and was reclassified as held for sale as of December 31, 2016. Included in Other (income) expense, net is the Gain on the iNova Sale of $309 million, as adjusted, in the consolidated statement of operations.
Obagi Medical Products, Inc.
On November 9, 2017, certain of the Company's affiliates completed the sale its Obagi Medical Products, Inc. (“Obagi”) business for $190 million in cash (the “Obagi Sale”). Obagi is a global specialty skin care pharmaceutical business with products focused on premature skin aging, skin damage, hyperpigmentation, acne and sun damage which are primarily available through dermatologists, plastic surgeons and other skin care professionals. The Obagi business was part of the U.S. Diversified Products segment and was reclassified as held for sale as of March 31, 2017. The carrying value of the Obagi business, including associated goodwill, was adjusted to its estimated fair value less costs to sell and an impairment of $103 million was recognized in Asset impairments in the consolidated statement of operations. Included in Other (income) expense, net is a $13 million loss related to this transaction in the consolidated statement of operations.
Sprout Pharmaceuticals, Inc.
On December 20, 2017, the Company completed the sale of Sprout to a buyer affiliated with certain former shareholders of Sprout (the “Sprout Sale”), in exchange for a 6% royalty on global sales of Addyi® (flibanserin 100 mg) beginning June 2019. In connection with the completion of the Sprout Sale, the terms of the October 2015 merger agreement relating to the Company's acquisition of Sprout were amended to terminate the Company's ongoing obligation to make future royalty payments associated with the Addyi® product, as well as certain related provisions (including the obligation to make certain marketing and other expenditures). In connection with the completion of the Sprout Sale, the litigation against the Company, initiated on behalf of the former shareholders of Sprout, which disputed the Company's compliance with certain contractual terms of that same merger agreement with respect to the use of certain diligent efforts to develop and commercialize the Addyi® product (including a disputed contractual term with respect to the spend of no less than $200 million in certain expenditures), was dismissed with prejudice. In connection with the completion of the Sprout Sale, the Company issued the buyer a five-year $25 million loan for initial operating expenses. Addyi®, a once-daily, non-hormonal tablet approved for the treatment of acquired, generalized hypoactive sexual desire disorder in premenopausal women, is Sprout's only approved and commercialized product. Sprout was part of the Branded Rx segment and was reclassified as held for sale as of September 30, 2017. The carrying value of the Sprout business, including associated goodwill, was adjusted to its estimated fair value less costs to sell and a $352 million impairment was recognized in Asset impairments in the consolidated statement of operations. Upon consummation of the transaction, a loss of $98 million was recognized in Other (income) expense, net in the consolidated statement of operations. The Company will recognize the agreed upon 6% royalty of global sales of Addyi® beginning in June 2019 as these royalties become due, as the Company does not recognize contingent payments until such amounts are realizable.
2016
Portfolio of Neurology Medical Device Products
On April 1, 2016, the Company completed the sale of a portfolio of neurology medical device products, including product rights and related fixed assets, for an upfront payment and certain future milestone payments. These assets were included in the Bausch + Lomb /International segment and a nominal loss on sale in the second quarter of 2016 was recorded.
Ruconest®
On December 7, 2016, the Company completed the sale of all North American commercialization rights to Ruconest® (recombinant human C1 esterase inhibitor) for up to $125 million in consideration, consisting of $60 million paid at closing and future sales-based milestone payments of up to $65 million. These assets were included in the Branded Rx segment and was reclassified as held for sale in the second quarter of 2016. At that time, the assets were written down to the fair value of the expected consideration and a loss of $199 million was recorded in Asset impairments in the consolidated statement of operations. Upon consummation of the transaction on December 7, 2016, a loss of $22 million was recognized in Other expense (income) in the consolidated statement of operations, representing the estimated fair value of the contingent consideration associated with the sale as the Company does not recognize contingent payments until such amounts are realizable. Through December 31, 2017, no sales-based milestones have been achieved.
Paragon Holdings I, Inc.
On November 9, 2016, the Company completed the sale of Paragon Holdings I, Inc. In connection with the divestiture, the Company recognized a loss of $19 million in the third quarter of 2016, when the assets of the divested business were classified as held for sale.
ASSETS AND LIABILITIES HELD FOR SALE
In addition, the Company has classified a number of small businesses and assets as held for sale as of December 31, 2017 and 2016 as it expects to consummate the divestiture of these businesses within the next twelve months. The assets related to these businesses were included in the Company’s Bausch + Lomb/International segment. As a result, the carrying values of the assets related to these businesses, including the associated goodwill, were written down to fair value less costs to sell and a loss of $75 million were recognized in Asset impairments in 2016. The components of assets held for sale, as of December 31, 2017 and 2016 were as follows:

(in millions)	2017	2016
Current assets held for sale:
Cash	$—	$1
Trade receivables	—	86
Inventories	—	147
Other	—	27
Current assets held for sale	$—	$261

Non-current assets held for sale:
Identifiable intangible assets	$12	$680
Goodwill	—	1,355
Other	—	97
Non-current assets held for sale	$12	$2,132
Liabilities held for sale as of December 31, 2017 were $0. Current and Non-current liabilities held for sale as of December 31, 2016 of $57 million and $57 million, respectively, consists of deferred tax liabilities and other liabilities.

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
Salix Acquisition-Related Cost-Rationalization and Integration Initiatives
Cost-rationalization and integration initiatives relating to the Salix Acquisition were substantially completed by mid-2016. Total costs incurred primarily include: employee termination costs payable to approximately 475 employees of the Company and Salix who have been terminated as a result of the Salix Acquisition; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. Since the acquisition date, total costs of $274 million have been incurred through December 31, 2017, including: (i) $153 million of integration expenses, (ii) $106 million of restructuring expenses and (iii) $15 million of acquisition-related costs.
Salix Restructuring Costs
Salix restructuring costs incurred were $7 million, $7 million and $92 million, and payments were $13 million, $34 million and $58 million in 2017, 2016 and 2015, respectively. The remaining liability associated with these activities as of December 31, 2017 was $3 million.
Salix Integration Costs
Salix integration costs were $0, $43 million and $110 million, and payments were $1 million, $25 million and $100 million in 2017, 2016 and 2015, respectively. The remaining liability associated with these activities as of December 31, 2017 was $6 million.
Other Restructuring and Integration-Related Costs (Excluding Salix)
During 2017, in addition to the Salix restructuring and integration costs, the Company incurred $45 million of other restructuring and integration-related costs. These costs included: (i) $16 million of integration consulting, transition service, and other costs, (ii) $16 million of severance costs and (iii) $13 million of facility closure costs. The Company made payments of $71 million during 2017 (in addition to the payments related to Salix). The remaining liability associated with these activities as of December 31, 2017 was $29 million.
During 2016, in addition to the Salix restructuring and integration costs, the Company incurred $82 million of other restructuring and integration costs. These costs included: (i) $48 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $24 million of severance costs, (iii) $9 million of facility closure costs and (iv) $1 million of other costs. These costs primarily related to integration and restructuring costs for other smaller acquisitions. The Company made payments of $62 million during 2016 (in addition to the payments related to Salix).
During 2015, in addition to the Salix restructuring and integration costs, the Company incurred $160 million of other restructuring and integration costs. These costs included: (i) $103 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $47 million of severance costs, (iii) $9 million of facility closure costs and (iv) $1 million of other costs. These costs primarily related to integration and restructuring costs for the acquisition of certain assets of Dendreon Corporation and other smaller acquisitions. The Company made payments of $179 million during 2015 (in addition to the payments related to Salix).
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value as of December 31, 2017 and 2016:

	2017				2016
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$265	$230	$35	$—	$242	$179	$63	$—
Restricted cash	$77	$77	$—	$—	$—	$—	$—	$—
Liabilities:
Acquisition-related contingent consideration	$(387)	$—	$—	$(387)	$(892)	$—	$—	$(892)
Restricted cash of $77 million was deposited with a bank as collateral to secure a bank guarantee for the benefit of the Australian Government in connection with the notice of assessment received on August 8, 2017 from the Australian Taxation Office, as discussed in Note 18, "INCOME TAXES". The Company disagrees with the notice of assessment and continues to believe that its tax positions are appropriate and supported by the facts, circumstances and applicable laws. The Company intends to defend its tax position in this matter vigorously. On January 9, 2018, the cash collateral of $77 million of Restricted cash was returned to the Company in exchange for a $77 million letter of credit.
There were no transfers between Level 1 and Level 2 during 2017 and 2016.
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

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for 2017 and 2016:

(in millions)	2017		2016
Beginning balance, January 1,		$892		$1,156
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$54		$92
Fair value adjustments to the expected future royalty payments for Addyi®	(312)		(18)
Fair value adjustments due to changes in estimates of other future payments	(31)		(87)
Acquisition-related contingent consideration		(289)		(13)
Reclassified to liabilities held for sale and subsequently disposed		(168)		(26)
Payments / Settlements		(49)		(175)
Foreign currency translation adjustment included in other comprehensive loss		1		(40)
Measurement period adjustments to 2015 acquisitions and other		—		(10)
Ending balance, December 31,		387		892
Current portion		43		52
Non-current portion		$344		$840
During 2017 and prior to identifying the Sprout business as held for sale, the Company recorded fair value adjustments to contingent consideration to reflect management's revised estimates of the future sales of Addyi®. The Sprout Sale was completed on December 20, 2017 and the remaining contingent consideration related to Addyi® was eliminated.
There were no transfers into or out of Level 3 during the years 2017 and 2016.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following fair value hierarchy table presents the assets measured at fair value on a non-recurring basis as of December 31, 2017 and 2016:

	As of December 31, 2017				As of December 31, 2016
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Non-current assets held for sale	$—	$—	$—	$—	$38	$—	$—	$38
Non-current assets held for sale of $2,132 million included in the consolidated balance sheet as of December 31, 2016 includes held for sale assets of $38 million, which were remeasured to estimated fair values less costs to sell. The Company recognized impairment charges of $75 million, in the aggregate, in Asset impairments for the year ended December 31, 2016 in the consolidated statement of operations. The estimated fair values of these assets less costs to sell were determined using a discounted cash flow analysis which utilized Level 3 unobservable inputs. The remaining balance of Non-current assets held for sale as of December 31, 2016 reflects the historical carrying value of those assets which do not exceed fair value less costs to sell.
Long-term Debt
The fair value of long-term debt as of December 31, 2017 and 2016 was $25,385 million and $26,297 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.	INVENTORIES
The components of inventories, net of allowance for obsolescence as of December 31, 2017 and 2016 were as follows:

(in millions)	2017	2016
Raw materials	$276	$256
Work in process	146	125
Finished goods	626	680
	$1,048	$1,061

8.	PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment as of December 31, 2017 and 2016 were as follows:

(in millions)	2017	2016
Land	$84	$78
Buildings	687	600
Machinery and equipment	1,436	1,214
Other equipment and leasehold improvements	358	278
Equipment on operating lease	42	42
Construction in progress	226	296
	2,833	2,508
Less accumulated depreciation	(1,430)	(1,196)
	$1,403	$1,312
Depreciation expense was $168 million, $193 million and $210 million for 2017, 2016 and 2015, respectively.

9.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of December 31, 2017 and 2016 were as follows:

	Weighted- Average Useful Lives (Years)	2017			2016
(in millions)		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Product brands	6	$20,913	$(9,281)	$11,632	$20,725	$(6,883)	$13,842
Corporate brands	10	933	(179)	754	999	(146)	853
Product rights/patents	5	3,310	(2,346)	964	4,240	(2,118)	2,122
Partner relationships	2	179	(169)	10	152	(128)	24
Technology and other	4	214	(147)	67	252	(160)	92
Total finite-lived intangible assets		25,549	(12,122)	13,427	26,368	(9,435)	16,933
Acquired IPR&D not in service	NA	86	—	86	253	—	253
B&L Trademark	NA	1,698	—	1,698	1,698	—	1,698
		$27,333	$(12,122)	$15,211	$28,319	$(9,435)	$18,884
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

Asset impairments for the year ended December 31, 2017 include: (i) an impairment of $351 million related to the Sprout business being classified as held for sale, (ii) impairments of $151 million reflecting decreases in forecasted sales for other product lines, (iii) impairments of $114 million to other assets classified as held for sale, primarily related to the Obagi business, (iv) impairments of $95 million, in aggregate, to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core business and (v) impairments of $3 million related to acquired IPR&D. The impairments to assets reclassified as held for sale were measured as the difference of the carrying value of these assets as compared to the estimated fair values of these assets less costs to sell determined using a discounted cash flow analysis which utilized Level 3 unobservable inputs. The other impairments and adjustments to finite-lived intangible assets were measured as the difference of the historical carrying value of these finite-lived assets as compared to the estimated fair value as determined using a discounted cash flow analysis using Level 3 unobservable inputs.
In connection with an ongoing litigation matter between the Company and potential generic competitors to the branded drug Uceris® Tablet, the Company performed an impairment test of its Uceris® Tablet related intangible assets. As the undiscounted expected cash flows from the Uceris® Tablet exceed the carrying value of the Uceris® Tablet related intangible assets, no impairment exists as of December 31, 2017. However, if market conditions or legal outcomes differ from the Company’s assumptions, or if the Company is unable to execute its strategies, it may be necessary to record an impairment charge equal to the difference between the fair value and carrying value of the Uceris® Tablet related intangible assets. As of December 31, 2017, the carrying value of Uceris® Tablet related intangible assets was $563 million.
In review of the Company’s finite-lived intangible assets, management revised the estimated useful lives of certain intangible assets in the third and fourth quarters of 2017. As a result, the useful lives of certain product brands, with an aggregate carrying value of $7,618 million as of December 31, 2017, were revised from an average of seven years to four years primarily due to revisions in the forecasted sales as a result of revisions to the date each product is expected to lose its exclusivity. In addition, the useful life of the Salix Brand, with a carrying value of $569 million as of December 31, 2017, was revised from seventeen years to ten years, due to a change in the forecasted sales of its product portfolio.
Estimated amortization of finite-lived intangible assets for the five years ending December 31 and thereafter are as follows:

(in millions)
2018	$2,921
2019	2,684
2020	2,399
2021	2,045
2022	1,851
Thereafter	1,527
Total	$13,427

Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 were as follows:

(in millions)	Developed Markets	Emerging Markets	Bausch + Lomb/ International	Branded Rx	U.S. Diversified Products	Total
Balance, January 1, 2016	$16,141	$2,412	$—	$—	$—	$18,553
Acquisitions	1	—	—	—	—	1
Divestiture of a portfolio of neurology medical device products	(36)	—	—	—	—	(36)
Goodwill related to Ruconest® reclassified to assets held for sale	(37)	—	—	—	—	(37)
Foreign exchange and other	47	(12)	—	—	—	35
Impairment to goodwill of the former U.S. reporting unit	(905)	—	—	—	—	(905)
Realignment of segment goodwill	(15,211)	(2,400)	6,708	7,873	3,030	—
Impairment to goodwill of the Salix reporting unit	—	—	—	(172)	—	(172)
Divestitures	—	—	(5)	—	—	(5)
Goodwill of certain businesses reclassified to assets held for sale	—	—	(947)	(431)	—	(1,378)
Foreign exchange and other	—	—	(257)	(5)	—	(262)
Balance, December 31, 2016	—	—	5,499	7,265	3,030	15,794
Realignment of segment goodwill	—	—	264	(264)	—	—
Balance, January 1, 2017	—	—	5,763	7,001	3,030	15,794
Goodwill reclassified to assets held for sale and subsequently disposed	—	—	(30)	(61)	(84)	(175)
Impairment	—	—	—	(312)	—	(312)
Foreign exchange and other	—	—	283	3	—	286
Balance, December 31, 2017	$—	$—	$6,016	$6,631	$2,946	$15,593
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
The discounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the forecasted cash flows of each reporting unit. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. To estimate cash flows beyond the final year of its model, the Company estimates a terminal value by applying an in perpetuity growth assumption and discount factor to determine the reporting unit's terminal value.
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

2016
Prior to the change in operating segments in the third quarter of 2016, the Company operated in two operating and reportable segments: Developed Markets and Emerging Markets. The Developed Markets segment consisted of four geographic reporting units: (i) U.S., (ii) Canada and Australia, (iii) Western Europe and (iv) Japan. The Emerging Markets segment consisted of three geographic reporting units: (i) Central and Eastern Europe, Middle East and Africa, (ii) Latin America and (iii) Asia. The Company conducted its annual goodwill impairment test as of October 1, 2015 which resulted in no goodwill impairment under the then-current organizational structure.
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
2016 Realignment of Segment Structure
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
In the third quarter of 2016, goodwill impairment testing was performed under the former reporting unit structure immediately prior to the change and under the current reporting unit structure immediately subsequent to the change. Using the forecasts and assumptions at the time, the Company estimated the fair value of each reporting unit using a discounted cash flow analysis. As a result of its test, the Company determined that goodwill associated with the former U.S. reporting unit and the goodwill associated with the Salix reporting unit under the current reporting unit structure were impaired. Consequently, in the aggregate, goodwill impairment charges of $1,077 million were recognized as follows:

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

•
Under the current reporting unit structure, the carrying value of the Salix reporting unit exceeded its fair value, as updates to the unit's forecast resulted in a lower estimated fair value for the business. As a result, the Company proceeded to perform step two of the goodwill impairment test for the Salix reporting unit and determined that the carrying value of the unit's goodwill exceeded its implied fair value. However, the Company could not complete step two of the testing prior to the release of its financial statements for the period ended September 30, 2016. Using its best estimate, the Company recorded an initial goodwill impairment charge of $211 million as of September 30, 2016. In the fourth quarter of 2016, step two testing was completed and the Company concluded that the excess of the carrying value of the Salix reporting unit's unadjusted goodwill over its implied value as of September 30, 2016 was $172 million and recognized a credit to the initial goodwill impairment charge of $39 million for the fourth quarter of 2016. As of the date of testing, the Salix reporting unit had a carrying value of $14,066 million, an estimated fair value of $10,409 million and goodwill with a carrying value of $5,128 million.

In order to evaluate the sensitivity of its fair value calculations on the goodwill impairment test, the Company compared the carrying value of each reporting unit to its fair value as of August 31, 2016, the date of testing. The fair value of each reporting unit exceeded its carrying value by more than 15%, except for the Salix reporting unit as previously discussed and the U.S. Branded Rx reporting unit. As of the date of testing, goodwill of the U.S. Branded Rx reporting unit was $897 million and the estimated fair value of the unit exceeded its carrying value by approximately 5%.
2016 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2016 and determined that the carrying value of the Salix reporting unit exceeded its fair value and, as a result, the Company proceeded to perform step two of the goodwill impairment test for the Salix reporting unit. After completing step two of the impairment testing, the Company determined that the carrying value of the unit's goodwill did not exceed its implied fair value and, therefore, no impairment was identified to the goodwill of the Salix reporting unit. At the date of testing, the Salix reporting unit had a carrying value of $14,087 million, an estimated fair value of $10,319 million and goodwill with a carrying value of $5,128 million. The Company's remaining reporting units passed step one of the goodwill impairment test as the estimated fair value of each reporting unit exceeded its carrying value at the date of testing and, therefore, impairment to goodwill was $0. The Company determined that no events occurred or circumstances changed during the period of October 1, 2016 through December 31, 2016 that would indicate that the fair value of a reporting unit may be below its carrying amount, except for the Salix reporting unit. During the period of October 1, 2016 through December 31, 2016, there were no changes in the facts and circumstances which would suggest that goodwill of the Salix reporting unit was further impaired.
In order to evaluate the sensitivity of its fair value calculations on the goodwill impairment test, the Company compared the carrying value of each reporting unit to its fair value as of October 1, 2016, the date of testing. The fair value of each reporting unit exceeded its carrying value by more than 15%, except for the Salix reporting unit, as previously discussed and the U.S. Branded Rx reporting unit.
2017
2017 Realignment of Segment Structure
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
As detailed in Note 4, "DIVESTITURES", the Sprout business was classified as held for sale as of September 30, 2017. As the Sprout business represented only a portion of a Branded Rx reporting unit, the Company assessed the remaining reporting unit for impairment and determined the carrying value of the remaining reporting unit exceeded its fair value. After completing step two of the impairment testing, the Company determined and recorded a goodwill impairment charge of $312 million during the three months ended September 30, 2017.
2017 Interim Goodwill Impairment Assessments
As the facts and circumstances had not materially changed since the October 1, 2016 impairment test, management concluded that the carrying value of the Salix reporting unit continued to be in excess of its fair value.  Therefore, during the three months ended March 31, 2017, June 30, 2017 and September 30, 2017, the Company performed qualitative assessments of the Salix reporting unit goodwill to determine if testing was warranted.
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
2017 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2017 and determined that the carrying value of the Salix reporting unit exceeded its fair value and, as a result, the Company proceeded to perform step two of the goodwill impairment test for the Salix reporting unit. After completing step two of the impairment testing, the Company determined that the carrying value of the unit's goodwill did not exceed its implied fair value and, therefore, no impairment was identified to the goodwill of the Salix reporting unit. As of the date of testing, the Salix reporting unit had an estimated fair value of $10,660 million and a carrying value of $13,404 million, including goodwill of $5,127 million. The Company's remaining reporting units passed step one of the goodwill impairment test as the estimated fair value of each reporting unit exceeded its carrying value at the date of testing and, therefore, there was no impairment to goodwill. In order to evaluate the sensitivity of its fair value calculations on the goodwill impairment test, the Company compared the carrying value of each reporting unit to its fair value as of October 1, 2017, the date of testing. The fair value of each reporting unit exceeded its carrying value by more than 15%, except for the Salix reporting unit.
Subsequent to the annual impairment test, the Company considered events occurring after October 1st to determine if further testing was required. The Company considered the impact of the changes in the Tax Act on its reporting units, including the impact on the carrying value, for changes in deferred tax assets and liabilities, and changes in assumptions related to the tax rate when assessing the fair value. The Company concluded that the fair value continues to exceed the carrying value for all reporting units, except Salix, after considering the impact of the changes in the Tax Act. Further, the step 2 impairment test for Salix continued to support the implied fair value of goodwill. As a result, no additional impairment charges were recorded.
In January 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, goodwill impairment will be measured as the amount by which a reporting unit's carrying value exceeds its fair value. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The Company may elect to adopt this standard effective the first quarter of 2018. Once adopted, this guidance is expected to have a significant impact on the Company’s financial position, results of operations, and disclosures with respect to the Salix reporting unit.
Total accumulated goodwill impairment charges to date are $1,389 million.

10.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities as of December 31, 2017 and 2016 were as follows:

(in millions)	2017	2016
Product rebates	$1,094	$897
Product returns	863	708
Interest	324	337
Employee compensation and benefit costs	259	198
Income taxes payable	202	213
Legal liabilities assumed in the Salix Acquisition	47	281
Other	905	593
	$3,694	$3,227

11.	FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of discounts and issuance costs as of December 31, 2017 and 2016 consists of the following:

		2017		2016
(in millions)	Maturity	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Senior Secured Credit Facilities:
Revolving Credit Facility	April 2018	$—	$—	$875	$875
Revolving Credit Facility	April 2020	250	250	—	—
Series A-3 Tranche A Term Loan Facility	October 2018	—	—	1,032	1,016
Series A-4 Tranche A Term Loan Facility	April 2020	—	—	668	658
Series D-2 Tranche B Term Loan Facility	February 2019	—	—	1,068	1,048
Series C-2 Tranche B Term Loan Facility	December 2019	—	—	823	805
Series E-1 Tranche B Term Loan Facility	August 2020	—	—	2,456	2,429
Series F Tranche B Term Loan Facility	April 2022	3,521	3,420	3,892	3,815
Senior Secured Notes:
6.50% Secured Notes	March 2022	1,250	1,235	—	—
7.00% Secured Notes	March 2024	2,000	1,975	—	—
5.50% Secured Notes	November 2025	1,750	1,729	—	—
Senior Unsecured Notes:
6.75%	August 2018	—	—	1,600	1,593
5.375%	March 2020	1,708	1,699	2,000	1,985
7.00%	October 2020	71	71	690	689
6.375%	October 2020	661	656	2,250	2,231
7.50%	July 2021	1,625	1,615	1,625	1,613
6.75%	August 2021	650	648	650	647
5.625%	December 2021	900	896	900	894
7.25%	July 2022	550	545	550	543
5.50%	March 2023	1,000	993	1,000	992
5.875%	May 2023	3,250	3,224	3,250	3,220
4.50% euro-denominated debt	May 2023	1,801	1,787	1,578	1,563
6.125%	April 2025	3,250	3,222	3,250	3,218
9.00%	December 2025	1,500	1,464	—	—
Other	Various	15	15	12	12
Total long-term debt and other		$25,752	25,444	$30,169	29,846
Less: Current portion of long-term debt and other			209		1
Non-current portion of long-term debt			$25,235		$29,845
Covenant Compliance
The Senior Secured Credit Facilities (as defined below) and the indentures governing the Company’s Senior Secured Notes and Senior Unsecured Notes contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The Revolving Credit Facility also contains specified financial maintenance covenants (consisting of a secured leverage ratio and an interest coverage ratio).

In 2017, the Company completed several actions which included using the proceeds from divestitures and cash flows from operations to repay debt, amending financial maintenance covenants, extending a significant portion of the Revolving Credit Facility, and refinancing debt with near term maturities. These actions, described below, have reduced the Company’s debt balance and positively affected the Company’s ability to comply with its financial maintenance covenants. As of December 31, 2017, the Company was in compliance with all financial maintenance covenants related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements and the amendments executed, expects to remain in compliance with these financial maintenance covenants and meet its debt service obligations over that same period.
The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenants and may take other actions to reduce its debt levels to align with the Company’s long term strategy, including divesting other businesses and refinancing debt as deemed appropriate.
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Credit Agreement”) with a syndicate of financial institutions and investors.
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
Concurrently with the Salix Acquisition on April 1, 2015, the Company obtained incremental term loan commitments in the aggregate principal amount of $5,150 million (the "Incremental Term Loan Facilities") under its existing Credit Agreement. The Incremental Term Loan Facilities, which were fully drawn in the second quarter of 2015, consisted of: (1) $1,000 million of tranche A term loans (the "Series A-4 Tranche A Term Loan Facility"), bearing interest at a rate per annum equal to, at the election of the Company, (i) the base rate plus a range between 0.75% and 1.25% or (ii) LIBO rate plus a range between 1.75% and 2.25%, in each case, depending on the Company's leverage ratio and having terms that are consistent with the Company's existing tranche A term loans and (2) $4,150 million of tranche B term loans (the "Series F Tranche B Term Loan Facility"), bearing interest at a rate per annum equal to, at election of the Company, (i) the base rate plus a range between 2.00% and 2.25% or (ii) LIBO rate plus a range between 3.00% and 3.25%, depending on the Company's secured leverage ratio and subject to a 1.75% base rate floor and 0.75% LIBO rate floor, and having terms that are consistent with the Company's existing tranche B term loans. In connection with the issuance of the Incremental Term Loan Facilities, the Company incurred a total of approximately $85 million of costs and fees (treated as a deduction to Long-term debt), including an original issue discount of approximately $21 million.
The Series A-4 Tranche A Term Loan Facility was payable in quarterly installments at the rate of 5% per annum through March 31, 2016, then at the rate of 10% per annum through March 31, 2017, then at the rate of 20% per annum through maturity on April 1, 2020. The Series F Tranche B Term Loan Facility was payable in quarterly installments at the rate of 1% per annum through maturity on April 1, 2022.
On May 29, 2015, the Company and certain of its subsidiaries, as guarantors, entered into Amendment No. 11 to the Credit Agreement to reprice the Series D-2 Tranche B Term Loan Facility.  The applicable margins for borrowings under the Series D-2 Tranche B Term Loan Facility, as modified by the repricing, were initially 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings. Then, commencing with the delivery of the financial statements of the Company for the fiscal quarter ending September 30, 2015, such margins were changed to between 1.50% and 1.75% for base rate borrowings and between 2.50% and 2.75% for LIBO rate borrowings, in each case, based on the secured leverage ratio of the Company for each fiscal quarter for which financial statements were delivered as required under the Credit Agreement, subject to a 1.75% base rate floor and a 0.75% LIBO rate floor. Costs and fees incurred in connection with the repricing of the Series D-2 Tranche B Term Loan Facility were nominal.
2016 Activity
On April 11, 2016, the Company obtained an amendment and waiver to its Credit Agreement (the “April 2016 amendment”). Pursuant to the April 2016 amendment, the Company obtained an extension to the deadline for filing: (i) the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) to May 31, 2016 and (ii) the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “March 31, 2016 Form 10-Q”) to July 31, 2016.  The April 2016 amendment also waived, among other things, the cross-default under the Credit Agreement to the Company's and Valeant's indentures that arose when the 2015 Form 10-K was not filed by March 15, 2016, any cross default under the Credit Agreement that may have arisen under the Company's other indebtedness from the failure to timely deliver the 2015 Form 10-K, and the cross default under the Credit Agreement to the Company's and Valeant's indentures that arose when the March 31, 2016 Form 10-Q was not filed by May 16, 2016 or any cross default under the Credit Agreement to the Company’s other indebtedness as a result of the delay in filing the March 31, 2016 Form 10-Q.  The April 2016 amendment modified, among other things, the interest coverage financial maintenance covenant from 3.00 to 1.00 to 2.75 to 1.00 from the fiscal quarter ending June 30, 2016 through the fiscal quarter ending March 31, 2017. Certain financial definitions were also amended, including the definition of “Consolidated Adjusted EBITDA” which was modified to add back fees and expenses in connection with any amendment or modification of the Credit Agreement or any other indebtedness, and to permit up to $175 million to be added back in connection with costs, fees and expenses relating to, among other things, Philidor-related matters and/or product pricing-related matters and any review by the Board and the Company’s ad hoc committee of independent directors related to such matters. The April 2016 amendment also modified certain existing add-backs to Consolidated Adjusted EBITDA under the Credit Agreement, including increasing the add-back for: (i) restructuring charges in any twelve-month period to $200 million from $125 million and (ii) fees and expenses in connection with any proposed or actual issuance of debt, equity, acquisitions, investments, assets sales or divestitures to $150 million from $75 million for any twelve month period ending on or prior to March 31, 2017.
The terms of the April 2016 amendment imposed a number of restrictions on the Company and its subsidiaries until the time that: (i) the Company delivered the 2015 Form 10-K (which was filed on April 29, 2016) and the March 31, 2016 Form 10-Q (which was filed on June 7, 2016) (such requirements, the "Financial Reporting Requirements") and (ii) the leverage ratio of the Company and its subsidiaries (being the ratio, as of the last day of any fiscal quarter, of Consolidated Total Debt (as defined in the Credit Agreement) as of such day to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the four fiscal quarter period ending on such date) is less than 4.50 to 1.00, including imposing: (i) a $250 million aggregate cap (the "Transaction Cap") on acquisitions (although the Transaction Cap does not apply to any portion of acquisition consideration paid for by either the issuance of the Company’s equity or the proceeds of any such equity issuance), (ii) a restriction on the incurrence of debt to finance such acquisitions and (iii) a requirement that the net proceeds from certain asset sales be used to repay the term loans under the Credit Agreement, instead of investing such net proceeds in real estate, equipment, other tangible assets or intellectual property useful in the business. In addition, the Company's ability to make investments, dividends, distributions, share repurchases and other restricted payments is also restricted and subject to the Transaction Cap until such time as the Financial Reporting Requirements are satisfied and the leverage ratio of the Company and its subsidiaries is less than 4.00 to 1.00 (unless such investments or restricted payments can fit within other existing exceptions set out in the Credit Agreement). The April 2016 amendment also increased the interest rate margins applicable to the Company's loans under the Credit Agreement by 1.00% until delivery of the Company's financial statements for the fiscal quarter ending June 30, 2017. Thereafter, the interest rate margins applicable to the loans have been determined on the basis of a pricing grid tied to the Company's secured leverage ratio. With the filing of the March 31, 2016 Form 10-Q on June 7, 2016, the Financial Reporting Requirements were satisfied in all respects.
The April 2016 amendment was accounted for as a debt modification. As a result, repayments to the lenders were recognized as additional debt discounts and are being amortized over the remaining term of each term loan.

On August 23, 2016, the Company entered into an amendment to its Credit Agreement (the “August 2016 amendment”). The August 2016 amendment reduced the minimum interest coverage maintenance covenant under the Credit Agreement to 2.00 to 1.00 for all fiscal quarters ending on or after September 30, 2016. Prior to the effectiveness of the August 2016 amendment, the minimum interest coverage maintenance covenant was 2.75 to 1.00 for any fiscal quarter ending June 30, 2016 through March 31, 2017 and 3.00 to 1.00 for any fiscal quarter ending thereafter. In addition, the August 2016 amendment permitted the issuance of secured notes with shorter maturities and the incurrence of other indebtedness, in each case to repay term loans under the Credit Agreement. The August 2016 amendment also provided additional flexibility to sell assets, provided the proceeds of such asset sales are used to prepay loans under the Credit Agreement in accordance with its terms.
The August 2016 amendment increased each of the applicable interest rate margins under the Credit Agreement by 0.50%, until delivery of the Company’s financial statements for the quarter ending June 30, 2017. Thereafter, each of the applicable interest rate margins have been determined on the basis of a pricing grid tied to the Company’s secured leverage ratio, which was also increased by 0.50% across the grid.
The August 2016 amendment was accounted for as a debt modification. As a result, repayments to the lenders were recognized as additional debt discounts and are being amortized over the remaining term of each term loan.
2017 Activity
On March 3, 2017, the Company used proceeds from the Skincare Sale to repay $1,086 million of outstanding debt under its Senior Secured Credit Facilities.
On March 21, 2017, the Company entered into Amendment No. 14 to the Credit Agreement (“Amendment No. 14”), which: (i) provided additional financing from an incremental term loan under the Company's Series F Tranche B Term Loan Facility of $3,060 million (the “Series F-3 Tranche B Term Loan”), (ii) amended the financial covenants contained in the Credit Agreement, (iii) increased the amortization rate for the Series F Tranche B Term Loan Facility from 0.25% per quarter (1% per annum) to 1.25% per quarter (5% per annum), with quarterly repayments starting March 31, 2017, (iv) amended certain financial definitions, including the definition of Consolidated Adjusted EBITDA and (v) provided additional ability for the Company to, among other things, incur indebtedness and liens, consummate acquisitions and make other investments, including relaxing certain limitations imposed by prior amendments. The proceeds from the additional financing, combined with the proceeds from the issuance of the Senior Secured Notes described below and cash on hand, were used to: (i) repay all outstanding balances under the Company’s Series A-3 Tranche A Term Loan Facility, Series A-4 Tranche A Term Loan Facility, Series D-2 Tranche B Term Loan Facility, Series C-2 Tranche B Term Loan Facility, and Series E-1 Tranche B Term Loan Facility (collectively the “Refinanced Debt”), (ii) repurchase $1,100 million in principal amount of 6.75% Senior Unsecured Notes due August 2018 (the “August 2018 Unsecured Notes”), (iii) repay $350 million of amounts outstanding under the Company's Revolving Credit Facility and (iv) pay related fees and expenses (collectively, the “March 2017 Refinancing Transactions”).
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
Modifications to Consolidated Adjusted EBITDA from Amendment No. 14 included, among other things: (i) modifications to permit the Company to add back extraordinary, unusual or non-recurring expenses or charges (including certain costs of, and payments of, litigation expenses, actual or prospective legal settlements, fines, judgments or orders, subject to a cap of $500 million in any twelve month period, of which no more than $250 million may pertain to any costs, payments, expenses, settlements, fines, judgments or orders, in each case, arising out of any actual or potential claim, investigation, litigation or other proceeding that the Company did not publicly disclose (via press release or any filing with the SEC) on or prior to the effectiveness of Amendment No. 14, and subject to other customary limitations) and (ii) modifications to allow the Company to add back certain expenses, charges or losses actually reimbursed or for which the Company reasonably expects to be reimbursed by third parties pursuant to indemnification, reimbursement, insurance or similar agreements within 365 days, subject to customary limitations.

Amendment No. 14 was accounted for as a modification of debt to the extent the Refinanced Debt was replaced with the incremental Series F-3 Tranche B Term Loan issued to the same creditor and an extinguishment of debt to the extent the Refinanced Debt was replaced with Series F-3 Tranche B Term Loan issued to a different creditor. The Refinanced Debt that was replaced with the proceeds of the newly issued Senior Secured Notes was accounted for as an extinguishment of debt. For amounts accounted for as an extinguishment of debt, the Company incurred a Loss on extinguishment of debt of $27 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value (the stated principal amount net of unamortized discount and debt issuance costs). Payments made to the lenders of $38 million associated with the issuance of the new Series F-3 Tranche B Term Loan were capitalized and are being amortized as interest expense over the remaining term of the Series F Tranche B Term Loan Facility. Third party expenses of $3 million associated with the modification of debt were expensed as incurred and included in Interest expense.
On March 28, 2017, the Company entered into Amendment No. 15 to the Credit Agreement (“Amendment No. 15”) which provided for the extension of the maturity date of $1,190 million of revolving credit commitments under the Revolving Credit Facility from April 20, 2018 to the earlier of: (i) April 20, 2020 and (ii) the date that is 91 calendar days prior to the scheduled maturity of any series or tranche of term loans under the Credit Agreement, certain Senior Secured Notes or Senior Unsecured Notes and any other indebtedness for borrowed money in excess of $750 million. Unless otherwise terminated prior thereto, the remaining $310 million of revolving credit commitments under the Revolving Credit Facility will continue to mature on April 20, 2018. Amendment No. 15 was accounted for in part as a debt modification, whereby the fees paid to lenders agreeing to extend their commitment through April 20, 2020 and the fees paid to lenders providing additional commitments were recognized as additional debt issuance costs and are being amortized over the remaining term of the Revolving Credit Facility. Amendment No. 15 was accounted for in part as an extinguishment of debt and the Company incurred a Loss on extinguishment of debt of $1 million representing the unamortized debt issuance costs associated with the commitments canceled by lenders in the amendment.
In April 2017, using the net proceeds from the Skincare Sale and the proceeds from the divestiture of a manufacturing facility in Brazil, the Company repaid $220 million of its Series F Tranche B Term Loan Facility. On July 3, 2017, using the net proceeds from the Dendreon Sale, the Company repaid $811 million of its Series F Tranche B Term Loan Facility. On October 5, 2017, using the net proceeds from the iNova Sale, the Company repaid $923 million of its Series F Tranche B Term Loan Facility. On November 10, 2017, using the net proceeds from the Obagi Sale, the Company repaid $181 million of its Series F Tranche B Term Loan Facility. On November 21, 2017, using the proceeds from the November 2017 Refinancing Transactions (as defined below), the Company repaid $750 million of its Series F Tranche B Term Loan Facility.
On November 21, 2017, the Company entered into Amendment No. 16 to the Credit Agreement (“Amendment No. 16”) to reprice the Series F Tranche B Term Loan Facility. The applicable margins for borrowings under the Series F Tranche B Term Loan Facility, as modified by the repricing, are 2.50% with respect to base rate borrowings and 3.50% with respect to LIBO rate borrowings. Any prepayment of the Series F Tranche B Term Loan Facility in connection with certain refinancings prior to May 21, 2018 will require a prepayment premium of 1.0% of such loans prepaid. Amendment No. 16 also increases the letter of credit facility sublimit under the Credit Agreement to $300 million and makes certain other amendments to provide the Company with additional flexibility to enter into certain cash management transactions. The Company paid a prepayment penalty of approximately $38 million in connection with Amendment No. 16, recognized in the Loss on extinguishment of debt in the consolidated statement of operations.
As of December 31, 2017, the Company had $250 million of outstanding borrowings, $94 million of issued and outstanding letters of credit, and remaining availability of $1,156 million under its Revolving Credit Facility. Of the $94 million issued and outstanding letters of credit, a $50 million letter of credit was issued as part of the $127 million of collateral to secure a bank guarantee for the benefit of the Australian Government in connection with the notice of assessment received on August 8, 2017 from the Australian Taxation Office, as discussed in Note 18, "INCOME TAXES". The Company disagrees with the notice of assessment and continues to believe that its tax positions are appropriate and supported by the facts, circumstances and applicable laws. The Company intends to defend its tax position in this matter vigorously. On January 9, 2018, the cash collateral of $77 million of Restricted cash was returned to the Company in exchange for a $77 million letter of credit.

Current Description of Senior Secured Credit Facilities
Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to, at the Company's option from time to time, either: (i) a base rate determined by reference to the higher of: (a) the prime rate (as defined in the Credit Agreement) and (b) the federal funds effective rate plus 1/2 of 1% or (ii) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. With respect to the Revolving Credit Facility, these applicable margins have been subject to increase or decrease quarterly based on the secured leverage ratio beginning with the quarter ended June 30, 2017. Based on its calculation of the Company’s secured leverage ratio, management does not anticipate any such increase or decrease to the current applicable margins for the next applicable period.
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
Subject to certain exceptions and customary baskets set forth in the Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from: (a) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights and net proceeds threshold), (b) 50% of the net cash proceeds from the issuance of equity securities subject to decrease based on leverage ratios, (c) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as defined in the Credit Agreement), (d) 50% of Consolidated Excess Cash Flow (as defined in the Credit Agreement) subject to decrease based on leverage ratios and (e) 100% of net cash proceeds from asset sales outside the ordinary course of business (subject to reinvestment rights, which were restricted by the terms of the April 2016 amendment).
The Company is permitted to voluntarily reduce the unutilized portion of the revolving commitment amount and repay outstanding loans under the Revolving Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBO rate loans. As of December 31, 2017, any prepayment of the Series F Tranche B Term Loan Facility in connection with certain refinancings prior to May 21, 2018 will require a prepayment premium of 1.0% of such loans prepaid.
The Company’s obligations and the obligations of the guarantors under the Senior Secured Credit Facilities and cash management arrangements entered into with lenders under the Senior Secured Credit Facilities (or affiliates thereof) are secured by first-priority security interests in substantially all tangible and intangible assets of the Company and the guarantors, including 100% of the capital stock of Valeant and each material subsidiary of the Company that is directly owned by the Company or another guarantor other than Valeant’s foreign subsidiaries) and 65% of the capital stock of each foreign subsidiary of Valeant that is directly owned by Valeant or owned by a guarantor that is a domestic subsidiary of Valeant, in each case subject to certain exclusions and limitations set forth in the credit documentation governing the Senior Secured Credit Facilities.
The applicable interest rate margins for borrowings under the Revolving Credit Facility are 2.25%-2.75% with respect to base rate borrowings and 3.25%-3.75% with respect to LIBO rate borrowings.  As of December 31, 2017, the stated rate of interest on the Revolving Credit Facility was 5.32% per annum. In addition, the Company is required to pay commitment fees of 0.50% per annum with respect to the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBO rate borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
The applicable interest rate margins for the Series F Tranche B Term Loan Facility are 2.50% with respect to base rate borrowings and 3.50% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor.  As of December 31, 2017, the stated rate of interest on the Company’s borrowings under the Series F Tranche B Term Loan Facility was 4.94% per annum.
As of December 31, 2017, there were no remaining quarterly amortization repayments for the Senior Secured Credit Facilities.
Senior Secured Notes
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
The Senior Secured Notes and the guarantees rank equally in right of repayment with all of the Company’s and Note Guarantors’ respective existing and future unsubordinated indebtedness and senior to the Company’s and Note Guarantors’ respective future subordinated indebtedness. The Senior Secured Notes and the guarantees related thereto are effectively pari passu with the Company’s and the Note Guarantors’ respective existing and future indebtedness secured by a first priority lien on the collateral securing the Senior Secured Notes and effectively senior to the Company’s and the Note Guarantors’ respective existing and future indebtedness that is unsecured, including the existing Senior Unsecured Notes, or that is secured by junior liens, in each case to the extent of the value of the collateral. In addition, the Senior Secured Notes are structurally subordinated to: (i) all liabilities of any of the Company’s subsidiaries that do not guarantee the Senior Secured Notes and (ii) any of the Company’s debt that is secured by assets that are not collateral.
Upon the occurrence of a change in control (as defined in the indentures governing the Senior Secured Notes), unless the Company has exercised its right to redeem all of the notes of a series as previously described, holders of the Senior Secured Notes may require the Company to repurchase such holder’s notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest.
6.50% Senior Secured Notes due 2022 and 7.00% Senior Secured Notes due 2024 - March 2017 Refinancing Transactions
As part of the March 2017 Refinancing Transactions, the Company issued $1,250 million aggregate principal amount of 6.50% Senior Secured Notes due March 15, 2022 (the “March 2022 Secured Notes”) and $2,000 million aggregate principal amount of 7.00% Senior Secured Notes due March 15, 2024 (the “March 2024 Secured Notes”), in a private placement, the proceeds of which, when combined with the proceeds from the Series F-3 Tranche B Term Loan and cash on hand, were used to: (i) repay the Refinanced Debt, (ii) repurchase $1,100 million in principal amount of August 2018 Unsecured Notes, (iii) repay $350 million of amounts outstanding under the Company's Revolving Credit Facility and (iv) pay related fees and expenses. Interest on these notes is payable semi-annually in arrears on each March 15 and September 15.
The March 2022 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2019, at the redemption prices set forth in the indenture. The Company may redeem some or all of the March 2022 Secured Notes prior to March 15, 2019 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to March 15, 2019, the Company may redeem up to 40% of the aggregate principal amount of the March 2022 Secured Notes using the proceeds of certain equity offerings at the redemption price set forth in the indenture.
The March 2024 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2020, at the redemption prices set forth in the indenture. The Company may redeem some or all of the March 2024 Secured Notes prior to March 15, 2020 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to March 15, 2020, the Company may redeem up to 40% of the aggregate principal amount of the March 2024 Secured Notes using the proceeds of certain equity offerings at the redemption price set forth in the indenture.
5.50% Senior Secured Notes due 2025 - October 2017 Refinancing Transactions and November 2017 Refinancing Transactions
On October 17, 2017, the Company issued $1,000 million aggregate principal amount of 5.50% Senior Secured Notes due November 2025 (the “November 2025 Secured Notes”), in a private placement, the proceeds of which were used to: (i) repurchase $569 million in principal amount of the 6.375% October 2020 Unsecured Notes (as defined below) and (ii) repurchase $431 million in principal amount of the 7.00% October 2020 Unsecured Notes (as defined below) (collectively, the “October 2017 Refinancing Transactions”). The related fees and expenses were paid using cash on hand. Interest on these notes is payable semi-annually in arrears on each May 1 and November 1.
The November 2025 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after November 1, 2020, at the redemption prices set forth in the indenture. The Company may redeem some or all of the November 2025 Secured Notes prior to November 1, 2020 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to November 1, 2020, the Company may redeem up to 40% of the aggregate principal amount of the November 2025 Secured Notes using the proceeds of certain equity offerings at the redemption price set forth in the indenture.

On November 21, 2017, the Company issued $750 million aggregate principal amount of the November 2025 Secured Notes, in a private placement. These are additional notes and form part of the same series as the Company’s existing November 2025 Secured Notes. The proceeds were used to prepay its Series F Tranche B Term Loan Facility. The related fees and expenses were paid using cash on hand (collectively, the “November 2017 Refinancing Transactions”).
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
7.00% Senior Unsecured Notes due 2020
On September 28, 2010, Valeant issued $700 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2020 (the “7.00% October 2020 Unsecured Notes”) in a private placement. The 7.00% October 2020 Unsecured Notes accrue interest at the rate of 7.00% per year, payable semi-annually in arrears.
On October 17, 2017, as part of the October 2017 Refinancing Transactions, the Company repaid $431 million in principal amount of the 7.00% October 2020 Unsecured Notes.
On December 18, 2017, as part of the December 2017 Refinancing Transactions (as defined below), the Company repaid $188 million principal amount of the 7.00% October 2020 Unsecured Notes.
Valeant may redeem all or a portion of the 7.00% October 2020 Unsecured Notes at the applicable redemption prices set forth in the 7.00% October 2020 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
6.75% Senior Unsecured Notes due 2021
On February 8, 2011, Valeant issued $650 million aggregate principal amount of 6.75% Senior Unsecured Notes due 2021 (the “August 2021 Unsecured Notes”) in a private placement. The August 2021 Unsecured Notes accrue interest at the rate of 6.75% per year, payable semi-annually in arrears.
Valeant may redeem all or a portion of the August 2021 Unsecured Notes at the applicable redemption prices set forth in the August 2021 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
7.25% Senior Unsecured Notes due 2022
On March 8, 2011, Valeant issued $550 million aggregate principal amount of 7.25% Senior Unsecured Notes due 2022 (the “July 2022 Unsecured Notes”) in a private placement. The July 2022 Unsecured Notes accrue interest at the rate of 7.25% per year, payable semi-annually in arrears.
Valeant may redeem all or a portion of the July 2022 Unsecured Notes at the applicable redemption prices set forth in the July 2022 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
6.375% Senior Unsecured Notes due 2020
On October 4, 2012, VPI Escrow Corp. (the “VPI Escrow Issuer”), a newly formed wholly owned subsidiary of Valeant, issued $1,750 million aggregate principal amount of 6.375% Senior Unsecured Notes due 2020 (the “6.375% October 2020 Unsecured Notes”) in a private placement. The 6.375% October 2020 Unsecured Notes accrue interest at the rate of 6.375% per year, payable semi-annually in arrears. At the time of the closing of the Medicis acquisition: (i) the VPI Escrow Issuer merged with and into Valeant, with Valeant continuing as the surviving corporation, (ii) Valeant assumed all of the VPI Escrow Issuer’s obligations under the 6.375% October 2020 Unsecured Notes and the related indenture and (iii) the funds previously held in escrow were released to the Company and were used to finance the Medicis acquisition.

Concurrently with the offering of the 6.375% October 2020 Unsecured Notes, Valeant issued $500 million aggregate principal amount of 6.375% Senior Unsecured Notes due 2020 (the “Exchangeable Notes”) in a private placement, the form and terms of such notes being substantially identical to the form and terms of the 6.375% October 2020 Unsecured Notes, as previously described.
On March 29, 2013, the Company announced that Valeant commenced an offer to exchange (the “Exchange Offer”) any and all of its Exchangeable Notes into 6.375% October 2020 Unsecured Notes. Valeant conducted the Exchange Offer in order to satisfy its obligations under the indenture governing the Exchangeable Notes with the anticipated result being that some or all of such notes would be part of a single series of 6.375% October 2020 Unsecured Notes under one indenture. The Exchange Offer, which did not result in any changes to existing terms or to the total amount of the Company’s outstanding debt, expired on April 26, 2013. All of the Exchangeable Notes were tendered in the Exchange Offer and exchanged for 6.375% October 2020 Unsecured Notes to form a single series.
On October 17, 2017, as part of the October 2017 Refinancing Transactions, the Company repaid $569 million in principal amount of the 6.375% October 2020 Unsecured Notes.
On December 18, 2017, as part of the December 2017 Refinancing Transactions, the Company repaid $1,021 million in principal amount of the 6.375% October 2020 Unsecured Notes.
Valeant may redeem all or a portion of the 6.375% October 2020 Unsecured Notes at the applicable redemption prices set forth in the 6.375% October 2020 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
6.75% Senior Unsecured Notes due 2018 and 7.50% Senior Unsecured Notes due 2021
On July 12, 2013, VPII Escrow Corp. (the “VPII Escrow Issuer”), a newly formed wholly-owned subsidiary of the Company, issued $1,600 million aggregate principal amount of the August 2018 Unsecured Notes and $1,625 million aggregate principal amount of 7.50% Senior Unsecured Notes due 2021 (the “July 2021 Unsecured Notes”) in a private placement. The August 2018 Unsecured Notes accrued interest at the rate of 6.75% per year, payable semi-annually in arrears. The July 2021 Unsecured Notes accrue interest at the rate of 7.50% per year, payable semi-annually in arrears. At the time of the closing of the B&L Acquisition: (i) the VPII Escrow Issuer was voluntarily liquidated and all of its obligations were assumed by, and all of its assets were distributed to, the Company, (ii) the Company assumed all of the VPII Escrow Issuer’s obligations under the August 2018 Unsecured Notes and July 2021 Unsecured Notes and the related indenture and (iii) the funds previously held in escrow were released to the Company and were used to finance the B&L Acquisition.
As part of the March 2017 Refinancing Transactions, the Company completed a tender offer to repurchase $1,100 million in aggregate principal amount of the August 2018 Unsecured Notes for total consideration of approximately $1,132 million plus accrued and unpaid interest through March 20, 2017. Loss on extinguishment of debt during the three months ended March 31, 2017 associated with the repurchase of the August 2018 Unsecured Notes was $36 million representing the difference between the amount paid to settle the debt and the debt’s carrying value.
On August 15, 2017, the Company repurchased the remaining $500 million of outstanding August 2018 Unsecured Notes using cash on hand, plus accrued and unpaid interest. Loss on extinguishment of debt during the three months ended September 30, 2017 associated with the repurchase of the August 2018 Unsecured Notes was $1 million representing the difference between the amount paid to settle the debt and the debt’s carrying value.
The Company may redeem all or a portion of the July 2021 Unsecured Notes at the applicable redemption prices set forth in the July 2021 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
5.625% Senior Unsecured Notes due 2021
On December 2, 2013, the Company issued $900 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2021 (the “December 2021 Unsecured Notes”) in a private placement. The December 2021 Unsecured Notes accrue interest at the rate of 5.625% per year, payable semi-annually in arrears.
The Company may redeem all or a portion of the December 2021 Unsecured Notes at the applicable redemption prices set forth in the December 2021 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.

5.50% Senior Unsecured Notes due 2023
On January 30, 2015, the Company issued $1,000 million aggregate principal amount of 5.50% Senior Unsecured Notes due 2023 (the "March 2023 Unsecured Notes") in a private placement. The March 2023 Unsecured Notes accrue interest at the rate of 5.50% per year, payable semi-annually in arrears.
The Company may redeem all or a portion of the March 2023 Unsecured Notes at any time prior to March 1, 2018 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to March 1, 2018, the Company may redeem up to 40% of the aggregate principal amount of the outstanding March 2023 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the March 2023 Unsecured Notes indenture. On or after March 1, 2018, the Company may redeem all or a portion of the March 2023 Unsecured Notes at the applicable redemption prices set forth in the March 2023 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
5.375% Senior Unsecured Notes due 2020, 5.875% Senior Unsecured Notes due 2023, 4.50% Senior Unsecured Notes due 2023 and 6.125% Senior Unsecured Notes due 2025
On March 27, 2015, VRX Escrow Corp. (the "VRX Issuer"), a newly formed wholly owned subsidiary of the Company, issued $2,000 million aggregate principal amount of 5.375% Senior Unsecured Notes due 2020 (the "March 2020 Unsecured Notes"), $3,250 million aggregate principal amount of 5.875% Senior Unsecured Notes due 2023 (the "May 2023 Unsecured Notes"), €1,500 million aggregate principal amount of 4.50% Senior Unsecured Notes due 2023 (the "Euro Notes”) and $3,250 million aggregate principal amount of 6.125% Senior Unsecured Notes due 2025 (the "May 2025 Unsecured Notes" and, together with the March 2020 Unsecured Notes, the May 2023 Unsecured Notes and the Euro Notes, the "VRX Notes") in a private placement.
In addition, the VRX Issuer entered into an escrow and security agreement (the “Escrow Agreement”) dated as of March 27, 2015, with an escrow agent. Pursuant to the Escrow Agreement, the proceeds from the issuance of the VRX Notes, together with cash sufficient to fund certain accrued and unpaid interest on the VRX Notes, totaling $10,340 million in the aggregate, were deposited into escrow accounts and held as security for the VRX Issuer’s obligations until the consummation of the Salix Acquisition, which occurred on April 1, 2015. At the time of the closing of the Salix Acquisition, (1) the VRX Issuer was voluntarily liquidated and all of its obligations were assumed by, and all of its assets were distributed to, the Company, (2) the Company assumed all of the VRX Issuer's obligations under the VRX Notes and the related indenture and (3) the funds previously held in escrow were released to the Company and were used to finance the Salix Acquisition (as such, the $10,340 million referenced in this paragraph was released from restricted cash and cash equivalents in April 2015.)
The March 2020 Unsecured Notes accrue interest at the rate of 5.375% per year, payable semi-annually in arrears. The May 2023 Unsecured Notes and the Euro Notes accrue interest at the rate of 5.875% and 4.50% per year, respectively, payable semi-annually in arrears. The May 2025 Unsecured Notes accrue interest at the rate of 6.125% per year, payable semi-annually in arrears.
On December 18, 2017, as part of the December 2017 Refinancing Transactions (as defined below), the Company repaid $291 million in principal amount of the March 2020 Unsecured Notes.
The Company may redeem all or a portion of the March 2020 Unsecured Notes at the applicable redemption prices set forth in the March 2020 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
The Company may redeem all or a portion of the May 2023 Unsecured Notes, the Euro Notes and the May 2025 Unsecured Notes at any time prior to March 15, 2017, May 15, 2018, May 15, 2018 and April 15, 2020, respectively, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to May 15, 2018 in the case of the May 2023 Unsecured Notes, May 15, 2018 in the case of the Euro Notes and April 15, 2018 in the case of the May 2025 Unsecured Notes, the Company may redeem up to 40% of the aggregate principal amount of the applicable series of notes with the net proceeds of certain equity offerings at the redemption prices set forth in the applicable indenture. On or after May 15, 2018, May 15, 2018 and April 15, 2020, the Company may redeem all or a portion of the May 2023 Unsecured Notes, the Euro Notes and the May 2025 Unsecured Notes, respectively, at the redemption prices applicable to each series of such notes, as set forth in the applicable indenture, plus accrued and unpaid interest to the date of redemption.

9.00% Senior Unsecured Notes due 2025 - December 2017 Refinancing Transactions
On December 18, 2017, the Company issued $1,500 million aggregate principal amount of 9.00% Senior Unsecured Notes due 2025 (the “December 2025 Unsecured Notes”) in a private placement, the proceeds of which were used to: (i) repurchase $1,021 million in principal amount of the 6.375% October 2020 Unsecured Notes, (ii) repurchase $291 million in principal amount of the March 2020 Unsecured Notes and (iii) repurchase $188 million in principal amount of the 7.00% October 2020 Unsecured Notes (collectively, the “December 2017 Refinancing Transactions”). The related fees and expenses were paid using cash on hand. The December 2025 Unsecured Notes accrue interest at the rate of 9.00% per year, payable semi-annually in arrears on each of June 15 and December 15.
The Company may redeem all or a portion of the December 2025 Unsecured Notes at any time prior to December 15, 2021, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to December 15, 2020, the Company may redeem up to 40% of the aggregate principal amount of the outstanding December 2025 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the December 2025 Unsecured Notes indenture. On or after December 15, 2021, the Company may redeem all or a portion of the December 2025 Unsecured Notes at the applicable redemption prices set forth in the December 2025 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
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
Commitment Letters
In connection with the Salix Acquisition (see Note 3, "ACQUISITIONS"), the Company entered into a commitment letter dated as of February 20, 2015 (as amended and restated as of March 8, 2015, the “Salix Commitment Letter”), with a syndicate of banks, led by Deutsche Bank and HSBC. Pursuant to the Salix Commitment Letter, commitment parties committed to provide: (i) incremental term loans pursuant to the Credit Agreement of up to $5,550 million and (ii) senior unsecured increasing rate bridge loans under a new senior unsecured bridge facility of up to $9,600 million. Subsequently, the Company obtained $15,250 million in debt financing comprised of a combination of the incremental term loan facilities under the Company's existing Credit Agreement in an aggregate principal amount of $5,150 million and the issuance of the Notes in the U.S. dollar equivalent aggregate principal amount of approximately $10,100 million, as previously described. In the first quarter of 2015, the Company expensed $72 million of financing costs associated with the Salix Commitment Letter to Interest expense in the consolidated statement of operations.
In addition, on March 27, 2015, the Company issued equity of approximately $1,450 million to fund the Salix Acquisition. See Note 13, "SHAREHOLDERS' EQUITY" for further information regarding the equity issuance.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest as of December 31, 2017 and 2016 was 6.07% and 5.75%, respectively.

Maturities
Maturities of debt obligations for the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
2018	$209
2019	—
2020	2,690
2021	3,175
2022	5,115
Thereafter	14,563
Total gross maturities	25,752
Unamortized discounts	(308)
Total long-term debt and other	$25,444
On January 30, 2018, using cash on hand, the Company repaid $200 million of its Series F Tranche B Term Loan Facility, which the Company directed to be applied to satisfy (in part) payment of the expected $206 million Consolidated Excess Cash Flow payment for the year 2017. Also due in 2018, is $3 million which consists of (i) short-term loan obligations and (ii) lines of credit assumed from certain acquisitions prior to 2016 and are not related to the Senior Secured Credit Facility, Senior Secured Notes or Senior Unsecured Notes.
During 2017, the Company made aggregate repayments of long-term debt of $14,203 million, which consisted of: (i) $9,478 million of repayments of term loans under its Senior Secured Credit Facilities, (ii) $4,100 million of repurchased Senior Unsecured Notes and (iii) $625 million of Revolving Credit Facility amounts outstanding. During the year ended December 31, 2017, the Company incurred $9,560 million of long-term debt, which consisted of: (i) $5,000 million of Senior Secured Notes, (ii) $3,060 million of Series F-3 Tranche B Term Loan and (iii) $1,500 million of Senior Unsecured Notes.

12.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
In connection with the acquisition of Bausch & Lomb Holdings Incorporated ("B&L") completed on August 5, 2013, the Company assumed all of B&L’s benefit obligations and related plan assets. This includes defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers a closed grandfathered group of legacy B&L U.S. employees and employees in certain other countries. The U.S. defined benefit accruals were frozen as of December 31, 2004 and benefits that were earned up to December 31, 2004 were preserved. Participants continue to earn interest credits on their cash balance. The most significant non-U.S. plans are two defined benefit plans in Ireland. In 2011, both Ireland defined benefit plans were closed to future service benefit accruals; however, additional accruals related to annual salary increases continued. In December 2014, one of the Ireland defined benefit plans was amended effective August 2014 to eliminate future benefit accruals related to salary increases. All of the pension benefits accrued through the plan amendment date were preserved. As a result of the plan amendment, there are no active plan participants accruing benefits under the amended Ireland defined benefit plan. The U.S. postretirement benefit plan was amended effective January 1, 2005 to eliminate employer contributions after age 65 for participants who did not meet the minimum requirements of age and service on that date. The employer contributions for medical and prescription drug benefits for participants retiring after March 1, 1989 were frozen effective January 1, 2010. Effective January 1, 2014, the Company no longer offers medical and life insurance coverage to new retirees.
In addition to the B&L benefit plans, outside of the U.S., a limited group of Valeant employees are covered by defined benefit pension plans.
The Company uses December 31 as the year-end measurement date for all of its defined benefit pension plans and the postretirement benefit plan.
Accounting for Pension Benefit Plans and Postretirement Benefit Plan
The Company recognizes in its consolidated balance sheets an asset or liability equal to the over- or under-funded benefit obligation of each defined benefit pension plan and postretirement benefit plan. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost are recognized, net of tax, as a component of other comprehensive income (loss).
The amounts included in accumulated other comprehensive loss as of December 31, 2017, 2016 and 2015 were as follows:

	Pension Benefit Plans						Postretirement Benefit Plan
	U.S. Plan			Non-U.S. Plans
(in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Unrecognized actuarial (losses) gains	$(18)	$(26)	$(24)	$(56)	$(61)	$(40)	$(4)	$(6)	$(6)
Unrecognized prior service credits	$—	$—	$—	$29	$26	$24	$20	$23	$23
Of the December 31, 2017 amounts, the Company expects to recognize $3 million and $1 million of unrecognized prior service credits related to the U.S. postretirement benefit plan and the non-U.S. defined benefit plans, respectively, in net periodic (benefit) cost during 2018. In addition, the Company expects to recognize $1 million of unrecognized actuarial losses related to the non-U.S. pension benefit plans in net periodic (benefit) cost during 2018.
Net Periodic (Benefit) Cost
The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan in 2017, 2016 and 2015:

	Pension Benefit Plans						Postretirement Benefit Plan
	U.S. Plan			Non-U.S. Plans
(in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$2	$2	$2	$3	$3	$3	$—	$—	$2
Interest cost	8	8	10	5	6	6	2	2	2
Expected return on plan assets	(13)	(13)	(15)	(5)	(7)	(7)	—	—	—
Amortization of net loss	—	—	—	2	—	1	—	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(1)	(3)	(3)	(3)
Settlement loss recognized	—	—	—	—	—	2	—	—	—
Other	—	—	—	—	2	—	—	—	—
Net periodic (benefit) cost	$(3)	$(3)	$(3)	$4	$3	$4	$(1)	$(1)	$1

Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status for 2017 and 2016:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2017	2016	2017	2016	2017	2016
Change in Projected benefit Obligation
Projected benefit obligation, beginning of year	$230	$232	$230	$217	$52	$58
Service cost	2	2	3	3	—	—
Interest cost	8	8	5	6	2	2
Employee contributions	—	—	—	—	1	1
Plan amendments	—	—	—	(4)	—	(2)
Settlements	—	—	(1)	(5)	—	—
Benefits paid	(15)	(15)	(4)	(5)	(6)	(6)
Actuarial (gains) losses	9	3	(9)	25	(1)	(1)
Currency translation adjustments	—	—	30	(8)	—	—
Other	—	—	—	1	—	—
Projected benefit obligation, end of year	234	230	254	230	48	52

Change in Plan Assets
Fair value of plan assets, beginning of year	181	182	128	126	—	4
Actual return on plan assets	30	14	7	7	—	(1)
Employee contributions	—	—	—	—	1	1
Company contributions	10	—	7	9	5	2
Settlements	—	—	(1)	(4)	—	—
Benefits paid	(15)	(15)	(4)	(5)	(6)	(6)
Currency translation adjustments	—	—	18	(5)	—	—
Fair value of plan assets, end of year	206	181	155	128	—	—
Funded Status at end of year	$(28)	$(49)	$(99)	$(102)	$(48)	$(52)

Recognized as:
Accrued and other current liabilities	—	—	(2)	(2)	(6)	(6)
Other non-current liabilities	(28)	(49)	(97)	(100)	(42)	(46)
A number of the Company’s pension benefit plans were underfunded as of December 31, 2017 and 2016, having accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded pension benefit plans is as follows:

	U.S. Plan		Non-U.S. Plans
(in millions)	2017	2016	2017	2016
Projected benefit obligation	$234	$230	$254	$230
Accumulated benefit obligation	234	230	244	221
Fair value of plan assets	206	181	155	128
The Company’s policy for funding its pension benefit plans is to make contributions that meet or exceed the minimum statutory funding requirements. These contributions are determined based upon recommendations made by the actuary under accepted actuarial principles. In 2018, the Company expects to contribute $5 million, $7 million and $6 million to the U.S. pension benefit plan, the non-U.S. pension benefit plans and the U.S. postretirement benefit plan, respectively. The Company plans to use postretirement benefit plan assets and cash on hand, as necessary, to fund the U.S. postretirement benefit plan benefit payments in 2018.

Estimated Future Benefit Payments
Future benefit payments over the next 10 years for the pension benefit plans and the postretirement benefit plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension Benefit Plans		Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
2018	$14	$4	$6
2019	19	5	5
2020	19	5	5
2021	18	6	4
2022	18	6	4
2023-2027	79	35	15
Assumptions
The weighted-average assumptions used to determine net periodic benefit costs and benefit obligations for 2017, 2016 and 2015 were as follows:

	Pension Benefit Plans			Postretirement Benefit Plan(1)
	2017	2016	2015	2017	2016	2015
For Determining Net Periodic (Benefit) Cost
U.S. Plans:
Discount rate	4.04%	4.34%	3.90%	3.85%	4.13%	3.70%
Expected rate of return on plan assets	7.50%	7.50%	7.50%	—	5.50%	5.50%
Rate of compensation increase	—	—	—	—	—	—
Non-U.S. Plans:
Discount rate	2.08%	2.74%	2.41%
Expected rate of return on plan assets	3.84%	5.46%	5.60%
Rate of compensation increase	2.64%	2.87%	2.86%

	Pension Benefit Plans		Postretirement Benefit Plan(1)

	2017	2016	2017	2016
For Determining Benefit Obligation
U.S. Plans:
Discount rate	3.56%	4.04%	3.47%	3.85%
Rate of compensation increase	—	—	—	—
Non-U.S. Plans:
Discount rate	2.29%	2.08%
Rate of compensation increase	2.87%	2.64%
____________________________________

(1)	The Company does not have non-U.S. postretirement benefit plans.
The expected long-term rate of return on plan assets was developed based on a capital markets model that uses expected asset class returns, variance and correlation assumptions. The expected asset class returns were developed starting with current Treasury (for the U.S. pension plan) or Eurozone (for the Ireland pension plans) government yields and then adding corporate bond spreads and equity risk premiums to develop the return expectations for each asset class. The expected asset class returns are forward-looking. The variance and correlation assumptions are also forward-looking. They take into account historical relationships, but are adjusted to reflect expected capital market trends. The expected return on plan assets for the Company’s U.S. pension plan for 2017 was 7.50%. The expected return on plan assets for the Company’s Ireland pension plans was 4.00% for 2017.
The discount rate used to determine benefit obligations represents the current rate at which the benefit plan liabilities could be effectively settled considering the timing of expected payments for plan participants.

The 2018 expected rate of return for the U.S. pension benefit plan will remain at 7.50%. The 2018 expected rate of return for the Ireland pension benefit plans will be 3.75%.
Pension Benefit Plans Assets
Pension benefit plan assets are invested in several asset categories. The following presents the actual asset allocation as of December 31, 2017 and 2016:

	2017	2016
U.S. Plan
Equity securities	60%	61%
Fixed income securities	30%	39%
Other	10%	—%
Cash	—%	—%
Non-U.S. Plans
Equity securities	23%	47%
Fixed income securities	66%	42%
Other	11%	11%
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

Fair Value of Plan Assets
The Company measured the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 6, "FAIR VALUE MEASUREMENTS" for details on the Company's fair value measurements based on a three-tier hierarchy.
The table below presents total plan assets by investment category as of December 31, 2017 and 2016 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value. There were no transfers between Level 1 and Level 2 for the years ended December 31, 2017 and 2016.

	Pension Benefit Plans - U.S. Plans
	As of December 31, 2017				As of December 31, 2016
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—
Commingled funds:
Equity securities:
U.S. broad market	—	76	—	76	—	70	—	70
Emerging markets	—	19	—	19	—	16	—	16
Worldwide developed markets	—	29	—	29	—	25	—	25
Fixed income securities:
Investment grade	—	62	—	62	—	52	—	52
Global high yield	—	—	—	—	—	18	—	18
Other assets	—	20	—	20	—	—	—	—
	$—	$206	$—	$206	$—	$181	$—	$181

	Pension Benefit Plans - Non-U.S. Plans
	As of December 31, 2017				As of December 31, 2016
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$14	$—	$—	$14	$10	$—	$—	$10
Commingled funds:
Equity securities:
Emerging markets	—	1	—	1	—	—	—	—
Worldwide developed markets	—	35	—	35	—	59	—	59
Fixed income securities:
Investment grade	—	10	—	10	—	10	—	10
Global high yield	—	4	—	4	—	1	—	1
Government bond funds	—	88	—	88	—	43	—	43
Other assets	—	3	—	3	—	5	—	5
	$14	$141	$—	$155	$10	$118	$—	$128
Cash equivalents consisted primarily of term deposits and money market instruments. The fair value of the term deposits approximates their carrying amounts due to their short term maturities. The money market instruments also have short maturities and are valued using a market approach based on the quoted market prices of identical instruments.
Commingled funds are not publicly traded. The underlying assets in these funds are publicly traded on the exchanges and have readily available price quotes. The Ireland pension plans held approximately 92% and 91% of the non-U.S. commingled funds in 2017 and 2016, respectively. The commingled funds held by the U.S. and Ireland pension plans are primarily invested in index funds.
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
Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S., Ireland and certain other countries. Under these plans, employees are allowed to contribute a portion of their salaries to the plans, and the Company matches a portion of the employee contributions. The Company contributed $22 million, $28 million and $28 million to these plans in the years ended December 31, 2017, 2016 and 2015, respectively.

13.	SHAREHOLDERS' EQUITY
Securities Repurchase Programs
On November 18, 2015, the Company’s Board of Directors approved a securities repurchase program (the “2015 Securities Repurchase Program”). Under the 2015 Securities Repurchase Program, which commenced on November 21, 2015, the Company could make purchases of up to $3,000 million of its convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in the Company’s financing agreements and applicable law. The 2015 Securities Repurchase Program terminated on November 20, 2016 and has not been renewed.
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
Repurchases of Shares and Senior Notes
No common shares were repurchased under the 2015 Securities Repurchase Program.
During 2015, under the 2014 Securities Repurchase Program, the Company repurchased 424,215 of its common shares for an aggregate purchase price of $72 million. The excess of the purchase price over the carrying value of the common shares repurchased of $60 million was charged to the accumulated deficit. These common shares were subsequently cancelled.
During 2017, 2016 and 2015, the Company did not make any purchases of its senior notes under the securities repurchase programs.
Issuances of Common Shares
On June 10, 2015, the Company issued 213,610 common shares, representing a portion of the consideration transferred in connection with the acquisition of certain assets of Dendreon Corporation. The shares had an aggregate value of approximately $50 million as of the date of issuance. See Note 3, "ACQUISITIONS" for additional information regarding the acquisition of certain assets of Dendreon Corporation.
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
In May 2014, shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan is equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered 20,000,000 common shares of common stock for issuance under the 2014 Plan. Approximately 7,461,000 common shares were available for future grants as of December 31, 2017. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plans.
The components and classification of share-based compensation expense related to stock options and RSUs for the years ended December 31, 2017, 2016 and 2015 were as follows:

(in millions)	2017	2016	2015
Stock options	$18	$16	$17
RSUs	69	149	123
Share-based compensation expense	$87	$165	$140

Research and development expenses	$8	$7	$6
Selling, general and administrative expenses	79	158	134
Share-based compensation expense	$87	$165	$140
During 2017, the Company introduced a new long-term incentive program with the objective of realigning the share-based awards granted to senior management with the Company’s focus on improving its tangible capital usage and allocation, while maintaining focus on improving total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and performance-based RSUs. Performance-based RSUs are comprised of (i) awards that vest upon achievement of certain share price appreciation conditions that are based on total shareholder return (“TSR”) and (ii) awards that vest upon attainment of certain performance targets that are based on the Company’s return on tangible capital (“ROTC”).
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
In March 2016, the Company announced that its Board of Directors had initiated a search to identify a candidate for a new CEO to succeed the Company's then current CEO, who would continue to serve in that role until his replacement was appointed. On May 2, 2016, the Company's new CEO assumed the role, succeeding the Company's former CEO. Pursuant to the terms of his employment agreement dated January 2015, the former CEO was entitled to certain share-based awards and payments upon termination. Under his January 2015 employment agreement, the former CEO received performance-based RSUs that vest when certain market conditions (namely total shareholder return) are met at the defined dates, provided continuing employment through those dates. Under the termination provisions of his employment agreement, upon termination of the former CEO, the defined dates for meeting the market conditions of the performance-based RSUs were eliminated and, as a result, vesting was based solely on the attainment of the applicable level of total shareholder return through the date of termination and the resulting number of common shares, if any, to be awarded to the former CEO was determined on a pro-rata basis for service provided under the original performance period, with credit given for an additional year of service. Because the total shareholder return at the time of the former CEO’s termination did not meet the performance threshold, no common shares were issued and no value was ultimately received by the former CEO pursuant to this performance-based RSU award. However, an incremental share-based compensation expense of $28 million was recognized in the six-month period ended June 30, 2016, which represents the additional year of service credit consistent with the grant date fair value calculated using a Monte Carlo Simulation Model in the first quarter of 2015, notwithstanding the fact that no value was ultimately received by the former CEO. In addition to the acceleration of his performance-based RSUs, the former CEO was also entitled to a cash severance payment of $9 million and a pro-rata annual cash bonus of approximately $2 million pursuant to his employment agreement. The cash severance payments, the pro-rata cash bonus and the associated payroll taxes were also recognized as expense in the first quarter of 2016.
On June 30, 2015, a former Chief Financial Officer of the Company terminated his employment and subsequently entered into a consulting service agreement with the Company through January 2016.  As a result, the outstanding awards held by him were modified to allow the recipient to continue vesting in those awards as service is rendered during the consulting services period. Share-based compensation expense previously recognized of $6 million related to the original awards was reversed in the second quarter of 2015 when such awards were deemed improbable of vesting.  The modified awards are re-measured at fair value, at each reporting period, until a performance commitment is reached or the performance is complete. The value of the modified awards is recognized as expense over the requisite service period and resulted in expense of $12 million for the year ended December 31, 2015. Subsequently, on January 6, 2016, the consulting services period was terminated in connection with such executive’s appointment as the Company’s interim chief executive officer.  The termination of the consulting services period resulted in acceleration of vesting for all unvested equity awards that were scheduled to vest during the remainder of such consulting services period (January 2016) and consequently, the associated unrecognized expense was fully recognized on such date.
The Company recognized $57 million of tax benefits from share-based compensation in additional paid-in capital in the year ended December 31, 2015. In the third quarter of 2016, the Company early adopted FASB guidance (issued in March 2016) which simplified several aspects of the accounting for employee share-based payment transactions, including the recognition of tax benefits in the (Benefit from) provision for income taxes in the periods such tax benefits are realized.
Stock Options
Stock options granted under the 2011 Plan and 2014 Plan generally expire on the fifth or tenth anniversary of the grant date. The exercise price of any stock option granted under the 2011 Plan and 2014 Plan will not be less than the closing price per common share preceding the date of grant. Stock options generally vest 25% each year over a four-year period on the anniversary of the date of grant.
The fair values of all stock options granted for the years ended December 31, 2017, 2016 and 2015 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2017	2016	2015
Expected stock option life (years)	3.0	3.3	3.4
Expected volatility	67.3%	75.0%	44.5%
Risk-free interest rate	1.8%	1.1%	1.3%
Expected dividend yield	—%	—%	—%
The expected stock option life was determined based on historical exercise and forfeiture patterns. The expected volatility was determined based on implied volatility in the market traded options of the Company’s common stock. The risk-free interest rate was determined based on the rate at the time of grant for zero-coupon U.S. or Canadian government bonds with maturity dates equal to the expected life of the stock option. The expected dividend yield was determined based on the stock option’s exercise price and expected annual dividend rate at the time of grant.
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

The following table summarizes stock option activity during 2017:

(in millions, except per share amounts)	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2017	4.1	$49.57
Granted	1.6	$14.28
Exercised	(0.1)	$5.16
Expired or forfeited	(1.1)	$63.72
Outstanding, December 31, 2017	4.5	$34.65	8.1	$10
Vested and expected to vest, December 31, 2017	4.2	$35.22	8.0	$9
Vested and exercisable, December 31, 2017	1.4	$58.80	6.6	$—
The weighted-average fair values of all stock options granted in 2017, 2016 and 2015 were $5.97, $14.50 and $73.10, respectively. The total intrinsic values of stock options exercised in 2017, 2016 and 2015 were $1 million, $65 million and $119 million, respectively. Proceeds received on the exercise of stock options in 2017, 2016 and 2015 were less than $1 million, $33 million and $30 million, respectively.
As of December 31, 2017, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $27 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.9 years. The total fair value of stock options vested in 2017, 2016 and 2015 were $20 million, $26 million and $26 million, respectively.
RSUs
RSUs generally vest either on the third anniversary date from the date of grant or 33% a year over a three-year period. Annual RSUs granted to non-management directors vest immediately prior to the next Annual Meeting of Shareholders. Pursuant to the applicable unit agreement, certain RSUs may be subject to the attainment of any applicable performance goals specified by the Board of Directors. If the vesting of the RSUs is conditional upon the attainment of performance goals, any RSUs that do not vest as a result of a determination that the prescribed performance goals failed to be attained will be forfeited immediately upon such determination. RSUs are credited with dividend equivalents, in the form of additional RSUs, when dividends are paid on the Company’s common shares. Such additional RSUs will have the same vesting dates and will vest under the same terms as the RSUs in respect of which such additional RSUs are credited.
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
Time-Based RSUs
Each vested time-based RSU represents the right of a holder to receive one of the Company’s common shares. The fair value of each RSU granted is estimated based on the trading price of the Company’s common shares on the date of grant.

The following table summarizes non-vested time-based RSU activity during 2017:

(in millions, except per share amounts)	Time-Based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2017	2.7	$43.96
Granted	3.6	$11.92
Vested	(1.0)	$57.34
Forfeited	(0.6)	$19.24
Non-vested, December 31, 2017	4.7	$19.09
As of December 31, 2017, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $47 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.9 years. The total fair value of time-based RSUs vested in 2017, 2016 and 2015 were $58 million, $43 million and $7 million, respectively.
Performance-Based RSUs
Each vested performance-based RSU represents the right of a holder to receive a number of the Company’s common shares up to a specified maximum. Performance-based RSUs vest upon achievement of certain share price appreciation conditions. If the Company’s performance is below a specified performance level, no common shares will be paid.
The fair value of each performance-based RSU granted during 2017, 2016 and 2015 was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. The fair values of performance-based RSUs granted during 2017, 2016 and 2015 were estimated with the following assumptions:

	2017	2016	2015
Contractual term (years)	3.0	3.0 - 4.0	2.8 - 6.3
Expected Company share volatility	67.2% - 77.2%	78.2% - 81.4%	40.9% - 60.3%
Risk-free interest rate	1.7% - 1.8%	1.0% - 1.2%	1.1% - 2.1%
The expected company share volatility was determined based on historical volatility over the contractual term of the performance-based RSU. The risk-free interest rate was determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the performance-based RSUs.
The following table summarizes non-vested performance-based RSU activity during 2017:

(in millions, except per share amounts)	Performance-based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2017	1.8	$81.68
Granted	0.4	$16.06
Vested	(0.1)	$211.34
Forfeited	(0.3)	$135.18
Non-vested, December 31, 2017	1.8	$48.55
During 2017, the Company granted approximately 416,000 performance-based RSUs, consisting of approximately 208,000 units of TSR performance-based RSUs with an average grant date fair value of $16.35 per RSU and approximately 208,000 units of ROTC performance-based RSUs with a weighted-average grant date fair value of $15.76 per RSU.
As of December 31, 2017, the total remaining unrecognized compensation expense related to non-vested performance-based RSUs amounted to $35 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.9 years. A maximum of 3,427,493 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2017.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of December 31, 2017 and 2016 were as follows:

(in millions)	2017	2016
Foreign currency translation adjustment	$(1,877)	$(2,074)
Pension adjustment, net of tax	(19)	(34)
	$(1,896)	$(2,108)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested.

16.	RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs are as follows:

(in millions)	2017	2016	2015
Product related research and development	$328	$385	$306
Quality assurance	33	36	28
Research and development	$361	$421	$334

17.	OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the years ended December 31, 2017, 2016 and 2015 were as follows:

(in millions)	2017	2016	2015
Gain on the Skincare Sale	$(309)	$—	$—
Gain on the iNova Sale	(309)	—	—
Gain on the Dendreon Sale	(97)	—	—
Loss on the Sprout Sale	98	—	—
Net loss (gain) on other sales of assets	37	(6)	8
Other post business combination expenses	—	—	183
Litigation and other matters	226	59	37
Other, net	1	20	67
Other (income) expense, net	$(353)	$73	$295
2017
Litigation and other matters includes: (i) $96 million for the estimated settlement of the Allergan shareholder class actions, (ii) the estimated settlement of the Solodyn® antitrust class actions litigation and (iii) the potential partial summary judgment related to the Mimetogen Pharmaceuticals litigation. See Note 21, "LEGAL PROCEEDINGS" for additional information.
2016
Litigation and other matters includes: (i) an unfavorable adjustment of $90 million from the settlement of the Salix securities litigation and (ii) a favorable adjustment of $39 million from the settlement of the investigation into Salix's pre-acquisition sales and promotional practices for the Xifaxan®, Relistor® and Apriso® products. See Note 21, "LEGAL PROCEEDINGS" for additional information. Net gain on other sales of assets includes: (i) a gain of $20 million from an amendment to a license agreement terminating the Company's right to develop and commercialize brodalumab in Europe and (ii) a loss of $22 million from the divestiture of Ruconest®.

2015
Other post-business combination expenses includes: (i) $168 million related to the acceleration of unvested restricted stock for Salix employees (including $3 million of related payroll taxes) in connection with the Salix Acquisition and (ii) $12 million related to bonuses paid to Amoun employees. Litigation and other matters includes $25 million related to the AntiGrippin® litigation. See Note 21, "LEGAL PROCEEDINGS" for additional information.

18.	INCOME TAXES
The components of Loss before (benefit from) provision for income taxes for the years ended December 31, 2017, 2016 and 2015 were as follows:

(in millions)	2017	2016	2015
Domestic	$(2,032)	$(1,804)	$(1,516)
Foreign	291	(631)	1,361
	$(1,741)	$(2,435)	$(155)
The components of (Benefit from) provision for income taxes for the years ended December 31, 2017, 2016 and 2015 were as follows:

(in millions)	2017	2016	2015
Current:
Domestic	$20	$—	$—
Foreign	146	241	77
	166	241	77
Deferred:
Domestic	2	—	(3)
Foreign	(4,313)	(268)	59
	(4,311)	(268)	56
	$(4,145)	$(27)	$133

The (Benefit from) provision for income taxes differs from the expected amount calculated by applying the Company’s Canadian statutory rate of 26.9% to Loss before (benefit from) provision for income taxes for the years ended December 31, 2017, 2016 and 2015 as follows:

(in millions)	2017	2016	2015
Loss before (benefit from) provision for income taxes	$(1,741)	$(2,435)	$(155)
(Benefit from) provision for income taxes
Expected benefit from income taxes at Canadian statutory rate	$(468)	$(655)	$(42)
Non-deductible amount of share-based compensation	37	30	4
Adjustments to tax attributes	242	(147)	(87)
Impact of changes in enacted income tax rates	(747)	—	—
Canadian tax impact of foreign exchange gain or loss on U.S. dollar denominated debt held by VPII and its Canadian Affiliates	(157)	11	174
Change in valuation allowance related to foreign tax credits and net operating losses	(139)	155	114
Change in valuation allowance on Canadian deferred tax assets and tax rate changes	517	472	230
Change in uncertain tax positions	65	10	—
Foreign tax rate differences	(933)	101	107
Goodwill impairment	139	377	—
Tax differences on divestitures of businesses	(203)	—	(16)
Tax benefit on intra-entity transfers	(2,480)	(399)	(375)
Other	(18)	18	24
	$(4,145)	$(27)	$133
In the previous table, the comparable line items within the 2016 and 2015 (Benefit from) provision for income taxes have been reclassified using the current presentation.

Deferred tax assets and liabilities as of December 31, 2017 and 2016 consist of:

(in millions)	2017	2016
Deferred tax assets:
Tax loss carryforwards	$2,485	$1,328
Tax credit carryforwards	59	422
Scientific Research and Experimental Development pool	57	53
Research and development tax credits	140	129
Provisions	589	563
Deferred revenue	11	15
Deferred financing and share issue costs	61	391
Share-based compensation	22	37
Total deferred tax assets	3,424	2,938
Less valuation allowance	(2,001)	(1,857)
Net deferred tax assets	1,423	1,081
Deferred tax liabilities:
Intangible assets	2,014	4,044
Outside basis differences	28	2,165
Plant, equipment and technology	18	24
Prepaid expenses	35	80
Other	75	56
Total deferred tax liabilities	2,170	6,369
Net deferred tax liability	$(747)	$(5,288)
On December 22, 2017, the Tax Act was signed into law and includes a number of changes in the U.S. tax law, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Tax Act also implements a modified territorial tax system that includes a one-time transition tax on the accumulated previously untaxed earnings of foreign subsidiaries (the “Transition Toll Tax”) equal to 15.5% (reinvested in liquid assets) or 8% (reinvested in non-liquid assets). At the taxpayer's election, the Transition Toll Tax can be paid over an eight-year period without interest, starting in 2018.
The Company has provided for income taxes, including the impacts of the Tax Act, in accordance with the accounting guidance issued through the date of this filing. The tax benefit for 2017 is $4,145 million, which includes provisional net tax benefits of $975 million attributable to the Tax Act. The accounting for the Tax Act includes each of the following provisional amounts: (i) the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future of $774 million, (ii) the one-time Transition Toll Tax of $88 million and (iii) the decrease in deferred tax assets attributable to certain legal accruals, the deductibility of which is uncertain for U.S. federal income tax purposes, of $10 million. The Company has provisionally utilized net operating losses (“NOLs”) to offset the provisionally determined $88 million Transition Toll Tax and therefore no amount is recorded as payable. The Company has previously provided for residual U.S. federal income tax on its outside basis differences in certain foreign subsidiaries; however, as the Company's residual U.S. federal tax liability was $299 million prior to the law change, the Company recognized a deferred tax benefit of $299 million in the fourth quarter of 2017.
The provisional amounts included in the Company's 2017 Benefit from income taxes, including the Transition Toll Tax, will be finalized when a full assessment can be completed, and the resulting tax effects will be recognized in the period finalized, as additional income tax provision or benefit. The effects of the Tax Act were recorded as provisional estimated, in part, because of expected future guidance from the SEC, the US Internal Revenue Service, and various state and local governments. The Company's assessment must be finalized within one year of the enactment of the Tax Act, December 22, 2018. Differences between the provisional benefit from income taxes as provided and the benefit or provision for income taxes when finalized are expected, and those differences could be material.
In 2017, the Company liquidated the Company’s top U.S. subsidiary (Biovail Americas Corp.) (“BAC”) in a taxable transaction, resulting in a taxable loss which was of a character that offset certain gains from internal restructurings and third party divestitures, the excess of which was, under U.S. tax law, able to be carried back to offset previously recognized gains in 2016, 2015 and 2014. This carry back resulted in an increase in the Company’s deferred tax asset for net operating losses previously utilized against such gains. The largest result of this transaction for which the Company has recorded a benefit is the reversal of a previously established deferred tax liability of $1,900 million and a net benefit of approximately $400 million primarily related to the carryback of losses.
The realization of deferred tax assets is dependent on the Company generating sufficient domestic and foreign taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies. As a result of losses in Canada and losses generated in conjunction with the internal restructurings which occurred in 2017, the valuation allowance increased by $144 million and $491 million, respectively. Given the Company’s history of pre-tax losses and expected future losses in Canada, the Company determined there was insufficient objective evidence to release the remaining valuation allowance against Canadian tax loss carryforwards, International Tax Credits (“ITC”) and pooled Scientific Research and Experimental Development Tax Incentive (“SR&ED”) expenditures.
As of December 31, 2017 and 2016, the Company had accumulated tax losses available to offset future years’ federal and provincial taxable income in Canada of approximately $5,047 million and $3,456 million, respectively.  As of December 31, 2017 and 2016, unclaimed ITCs available to offset future years’ federal taxes in Canada were approximately $37 million and $34 million, respectively, which expire between 2018 and 2036.  In addition, as of December 31, 2017 and 2016, pooled SR&ED expenditures available to offset against future years’ taxable income in Canada were approximately $210 million and $195 million, respectively, which may be carried forward indefinitely. As of December 31, 2017 and 2016, a full valuation allowance against the net Canadian deferred tax assets has been provided of $1,576 million and $1,328 million, respectively.
As of December 31, 2017 and 2016, the Company had accumulated tax losses available to offset future years' federal taxable income in the U.S. of approximately $1,703 million and $651 million, respectively, including acquired losses which expire between 2021 and 2036. In conjunction with the Sprout Sale, the Company recognized a capital loss and established a valuation allowance on the portion of the loss for which a benefit is not expected to be realized. While the remaining losses are subject to multiple annual loss limitations as a result of previous ownership changes, the Company believes that the recoverability of the deferred tax assets associated with these tax losses are more likely than not to be realized. As of December 31, 2017 and 2016, U.S. research and development credits available to offset future years' federal income taxes in the U.S. were approximately $95 million and $91 million, respectively, which includes acquired research and development credits and which expire between 2021 and 2036. As of December 31, 2017, the Company has intentions to amend prior tax filings in order to deduct foreign taxes rather than take a foreign tax credit. Therefore, the Company has reversed the deferred tax asset and associated valuation allowance of approximately $342 million in U.S. foreign tax credits, including acquired U.S. foreign tax credits. The Company has also provisionally recorded a deferred tax benefit of $84 million for such deduction and has adjusted its expected NOL carryforward accordingly.
The Company has provisionally determined to not record the potential tax impacts of GILTI associated with the unremitted earnings of the foreign subsidiaries owned by the Company’s U.S. subsidiaries. In addition, the Company provides for Canadian tax on the unremitted earnings of its direct foreign affiliates except for its direct U.S. subsidiaries. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated to Canada. As of December 31, 2017, the Company estimates there will be no Canadian tax liability attributable to the permanently reinvested U.S. earnings.
As of December 31, 2017 and 2016, unrecognized tax benefits (including interest and penalties) were $598 million and $423 million, of which $273 million and $185 million would affect the effective income tax rate, respectively. The remaining unrecognized tax benefits of approximately $325 million would not impact the effective tax rate as the tax positions are offset against existing tax attributes or are timing in nature. In 2017 and 2016, the Company recognized net increases to unrecognized tax benefits for current year tax positions of $147 million and $16 million, respectively. In 2017 and 2016, the Company recognized net increases to unrecognized tax benefits related to tax positions taken in the prior years of $28 million and $63 million, respectively.
The Company provides for interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2017 and 2016, accrued interest and penalties related to unrecognized tax benefits were approximately $41 million and $39 million. In 2017, the Company recognized an increase of approximately $2 million and in 2016 recognized a decrease of approximately $7 million of interest and penalties.

The Company and one or more of its subsidiaries file federal income tax returns in Canada, the U.S., and other foreign jurisdictions, as well as various provinces and states in Canada and the U.S. The Company and its subsidiaries have open tax years, primarily from 2005 to 2016, with significant taxing jurisdictions, respectively, including Canada and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations and tax treaties, as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. Certain of these tax years are expected to remain open indefinitely.

Jurisdiction:	Open Years
United States - Federal	2015 - 2017
Canada	2005 - 2016
Germany	2013 - 2016
France	2013 - 2016
China	2015 - 2016
Ireland	2013 - 2016
Netherlands	2015 - 2016
Australia	2011 - 2017
In February 2018, the Company settled the 2013 - 2014 U.S. Federal income tax examination, the adjustments for which were not material. The Company remains under examination for various state tax audits in the U.S. for years 2002 through 2013. The Company is currently under examination by the Canada Revenue Agency for three separate cycles: (a) years 2005 through 2006, (b) years 2007 through 2009 and (c) years 2012 through 2013. In February 2013, the Company received from the Canada Revenue Agency a proposed audit adjustment for the years 2005 through 2007. The Company disagrees with the adjustments and has filed a Notice of Objection. The total proposed adjustment will result in a loss of tax attributes which are subject to a full valuation allowance and will not result in material change to the provision for income taxes. The Canada Revenue Agency audits of the 2010 and 2011 tax years were closed in 2016, and resulted in no material adjustments.
In 2014, the Company’s subsidiaries in Australia were notified that the Australian Taxation Office would conduct an audit of the 2010 and 2011 tax years. The Company’s subsidiaries in Australia are under audit by the Australian Taxation Office for various years beginning in 2010. On August 8, 2017, the Australian Taxation Office issued a notice of assessment for the tax years 2011 through 2017 in the aggregate amount of $117 million, which includes penalties and interest. The Company disagrees with the assessment and continues to believe that its tax positions are appropriate and supported by the facts, circumstances and applicable laws. The Company intends to defend its tax position in this matter vigorously. To this end, the Company has filed a holding objection against the assessment by the Australian Taxation Office and intends to file an objection in March of 2018. Additionally, the Company secured a bank guarantee to cover any potential cash outlays regarding this assessment.
The following table presents a reconciliation of the unrecognized tax benefits for 2017, 2016 and 2015:

(in millions)	2017	2016	2015
Balance, beginning of year	$423	$344	$345
Acquisition of Salix	—	—	15
Additions based on tax positions related to the current year	145	16	5
Additions for tax positions of prior years	57	96	23
Reductions for tax positions of prior years	(18)	(20)	(39)
Lapse of statute of limitations	(9)	(13)	(5)
Balance, end of year	$598	$423	$344
The Company estimates that unrecognized tax benefits realized during the next 12 months will not be material.

19.	EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc. for 2017, 2016 and 2015 were calculated as follows:

(in millions, except per share amounts)	2017	2016	2015
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$2,404	$(2,409)	$(292)

Basic weighted-average number of common shares outstanding	350.2	347.3	342.7
Diluted effect of stock options, RSUs and other	1.6	—	—
Diluted weighted-average number of common shares outstanding	351.8	347.3	342.7

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.
Basic	$6.86	$(6.94)	$(0.85)
Diluted	$6.83	$(6.94)	$(0.85)
In 2016 and 2015, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been as follows:

(in millions)	2016	2015
Basic weighted-average number of common shares outstanding	347.3	342.7
Dilutive effect of stock options and RSUs	2.8	6.1
Diluted weighted-average number of common shares outstanding	350.1	348.8
In 2017, 2016 and 2015, stock options, time-based RSUs and performance-based RSUs to purchase approximately 7,050,000, 7,825,000 and 1,587,000 common shares of the Company, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

20.	SUPPLEMENTAL CASH FLOW DISCLOSURES
The Supplemental cash flow disclosures for 2017, 2016 and 2015 were as follows:

(in millions)	2017	2016	2015
Non-Cash Investing and Financing Activities
Contingent and deferred consideration for businesses acquired, at fair value	$—	$—	$1,696
Debt assumed in acquisition of businesses, at fair value	$—	$—	$3,129
Other Payments
Interest paid	$1,708	$1,718	$1,269
Income taxes paid	$179	$149	$95

21.	LEGAL PROCEEDINGS
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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of December 31, 2017, the Company's consolidated balance sheet includes accrued current loss contingencies of $243 million and non-current loss contingencies of $20 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
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
California Department of Insurance Investigation
On May 4, 2016, B&L International, Inc. (“B&L International”) received from the Office of the California Insurance Commissioner an administrative subpoena to produce books, records and documents. On September 1, 2016, a revised and corrected subpoena, issued to B&L Inc., was received naming that entity in place of B&L International and seeking additional books records and documents. The requested books, records and documents are being requested in connection with an investigation by the California Department of Insurance and relate to, among other things, consulting agreements and financial arrangements between Bausch & Lomb Holdings Incorporated and its subsidiaries (“B&L”) and health care professionals in California, the provision of ocular equipment, including the Victus® femtosecond laser platform, by B&L to health care professionals in California and prescribing data for prescriptions written by health care professionals in California for certain of B&L’s products, including the Crystalens®, Lotemax®, Besivance® and Prolensa®. B&L Inc. and the Company are cooperating with the investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
Securities and RICO Class Actions
Valeant U.S. Securities Litigation
From October 22, 2015 to October 30, 2015, four putative securities class actions were filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. Those four actions, captioned Potter v. Valeant Pharmaceuticals International, Inc. et al. (Case No. 15-cv-7658), Chen v. Valeant Pharmaceuticals International, Inc. et al. (Case No. 15-cv-7679), Yang v. Valeant Pharmaceuticals International, Inc. et al. (Case No. 15-cv-7746), and Fein v. Valeant Pharmaceuticals International, Inc. et al. (Case No. 15-cv-7809), all asserted securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of putative classes of persons who purchased or otherwise acquired the Company’s stock during various time periods between February 28, 2014 and October 21, 2015. The allegations relate to, among other things, allegedly false and misleading statements and/

or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor.
On May 31, 2016, the Court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 3:15-cv-07658, and appointing a lead plaintiff and lead plaintiff’s counsel. On June 24, 2016, the lead plaintiff filed a consolidated complaint naming additional defendants and asserting additional claims based on allegations of false and misleading statements and/or omissions similar to those in the initial complaints. Specifically, the consolidated complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act against the Company, and certain current or former officers and directors, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain current or former officers and directors, and certain other parties. The lead plaintiff seeks to bring these claims on behalf of a putative class of persons who purchased the Company’s equity securities and senior notes in the United States between January 4, 2013 and March 15, 2016, including all those who purchased the Company’s securities in the United States in the Company’s debt and stock offerings between July 2013 to March 2015. On September 13, 2016, the Company and the other defendants moved to dismiss the consolidated complaint. Briefing on the Company's motion was completed on January 13, 2017. On April 28, 2017, the Court dismissed certain claims arising out of the Company's private placement offerings and otherwise denied the motions to dismiss. Defendants' answers to the consolidated complaint were filed on August 18, 2017.
In addition to the consolidated putative class action, twenty-six groups of individual investors in the Company’s stock and debt securities at this point have chosen to opt out of the consolidated putative class action and filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors and other such proceedings may be initiated or asserted. These actions are captioned: T. Rowe Price Growth Stock Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-5034); Equity Trustees Limited as Responsible Entity for T. Rowe Price Global Equity Fund v. Valeant Pharmaceuticals International Inc. (Case No. 16-cv-6127); Principal Funds, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-6128); BloombergSen Partners Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7212); Discovery Global Citizens Master Fund, Ltd. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7321); MSD Torchlight Partners, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7324); BlueMountain Foinaven Master Fund, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7328); Incline Global Master LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7494); VALIC Company I v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7496); Janus Aspen Series v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7497) (“Janus Aspen”); Okumus Opportunistic Value Fund, LTD v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6513) (“Okumus”); Lord Abbett Investment Trust- Lord Abbett Short Duration Income Fund, v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6365) (“Lord Abbett”); Pentwater Equity Opportunities Master Fund LTD v. Valeant Pharmaceuticals International, Inc., et al. (Case No. 17-cv-7552), Public Employees’ Retirement System of Mississippi v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-7625) (“Mississippi”); The Boeing Company Employee Retirement Plans Master Trust v. Valeant Pharmaceuticals International Inc., et al., (Case No. 17-cv-7636) (“Boeing”); State Board of Administration of Florida v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-12808); The Regents of the University of California v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-13488); GMO Trust v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0089); Första AP Fonden v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-12088); New York City Employees’ Retirement System v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0032) (“NYCERS”); Blackrock Global Allocation Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0343) (“Blackrock”); Colonial First State Investments Limited As Responsible Entity for Commonwealth Global Shares Fund 1 v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0383); Bharat Ahuja v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0846); Brahman Capital Corp. v. Valeant Pharmaceuticals International, Inc (Case No. 18-cv-0893); The Prudential Insurance Company of America v. Valeant Pharmaceuticals International, Inc. (Case No. 3:18-cv-01223) (“Prudential”); and Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286)). In addition, one group of individual investors in the Company’s stock securities has chosen to opt out of the consolidated putative class action and filed a securities action in the U.S. District Court for the Southern District of New York against the Company and certain current or former officers and directors. This action is captioned: Hound Partners Offshore Fund, LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0076) (“Hound Partners”). These individual shareholder actions assert claims under Sections 10(b), 18, and 20(a) of the Exchange Act, Sections 11, 12(a)(2), and 15 of the Securities Act, common law fraud, and negligent misrepresentation under state law, based on alleged purchases of Valeant stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. Plaintiffs in the Lord Abbett, Boeing, Mississippi, NYCERS, and Hound Partners cases additionally assert claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act. The allegations in the complaints are similar to those made by plaintiffs in the putative class action.

Plaintiffs in the Janus Aspen action amended the complaint on April 28, 2017. Defendants filed motions for partial dismissal in ten individual actions in the U.S. District Court for the District of New Jersey on June 16, 2017. Briefing of those motions was completed on August 25, 2017. On January 12, 2018, the Court dismissed the negligent misrepresentation claims and otherwise denied the motions for partial dismissal.
On October 19, 2017, the U.S. District Court for the District of New Jersey entered an order requesting briefs from the parties regarding whether the Court should stay the putative securities class action and the individual securities law actions filed in the District of New Jersey until after the resolution of criminal proceedings against Andrew Davenport and Gary Tanner.  The Court's order immediately stayed all deadlines, briefing schedules, and discovery in securities actions pending completion of the briefing and the Court’s decision. The Court directed the parties to file briefs either supporting or opposing the stay, with such briefs to be concluded by November 8, 2017. On November 29, 2017, the Court entered an order staying all proceedings and discovery, except for a document production in the putative securities class action and the briefing and resolution of any motions to dismiss, in the putative securities class action and all current and subsequent related individual securities law actions filed in the District of New Jersey.
Defendants filed motions for partial dismissal in the Lord Abbett, Mississippi, and Boeing cases on December 6, 2017. Briefing on those motions will be completed by March 15, 2018. Defendants filed actions for partial dismissal in the Okumus case in December 18, 2017. On February 1, 2018, the parties filed a stipulation and proposed order in the Okumus case that would withdraw Defendants’ motions for partial dismissal, and dismiss Okumus’ state-law claims. The Court entered that stipulation on February 2, 2018. Defendants filed a motion for partial dismissal in the Pentwater case on February 13, 2018. Briefing on that motion will be completed by March 27, 2018. Defendants filed motions for partial dismissal in the NYCERS and Blackrock cases on February 23, 2018. Briefing on those motions will be completed by April 30, 2018.
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
In the Catucci action, motions for leave under the Quebec Securities Act and for authorization as a class proceeding were heard the week of April 24, 2017, with the motion judge reserving her decision. Prior to that hearing, the parties resolved applications by the defendants concerning jurisdiction and class composition, with the plaintiffs agreeing to revise the definition of the proposed class to exclude claims in respect of Valeant securities purchased in the United States. On August 29, 2017, the judge released her reasons for judgment granting the plaintiffs leave to proceed with their claims under the Quebec Securities Act and authorizing the class proceeding. On October 12, 2017, Valeant and the other defendants filed applications for leave to appeal from certain aspects of the decision authorizing the class proceeding. The applications for leave to appeal were heard on November 22, 2017 and were dismissed on November 30, 2017. On October 26, 2017, the plaintiffs issued their Judicial Application Originating Class Proceedings.
The Company believes that it has viable defenses in each of these actions. In each case, the Company intends to defend itself vigorously.
Insurance Coverage Lawsuit
On December 7, 2017, Valeant filed a lawsuit against its insurance companies that issued insurance policies covering claims made against Valeant, its subsidiaries, and its directors and officers during the 2013-14 and 2015-16 policy periods.  The lawsuit is currently pending in the United States District Court for the District of New Jersey (Valeant Pharmaceuticals International, Inc., et al. v. AIG Insurance Company of Canada, et al.; 3:18-CV-00493).  In the lawsuit, Valeant seeks coverage for (1) the costs of defending and resolving claims brought by former shareholders and debtholders of Allergan, Inc. in In re Allergan, Inc. Proxy Violation Securities Litigation and Timber Hill LLC, individually and on behalf of all others similarly situated v. Pershing Square Capital Management, L.P., et al. (such matter described below), and (2) costs incurred in the securities and RICO class actions described in this section and certain of the investigations described above.
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
Intellectual Property
Patent Litigation/Paragraph IV Matters
The Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Onexton®, Relistor®, Apriso®, Uceris®, Carac®, Cardizem® and Prolensa® in the United States and Wellbutrin® XL and Glumetza® in Canada, or other similar suits. These matters are proceeding in the ordinary course. In addition, patents covering our branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review (IPR) at the US Patent & Trademark Office. The proceedings operate under different standards from district court proceedings, and are often completed within 18 months of institution.  IPR challenges have been brought against patents covering our branded pharmaceutical products for which we have not yet received a Notice of Paragraph IV Certification.  For example, following Acrux DDS’s IPR petition, the US Patent and Trial Appeal Board, in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia®. This matter is proceeding in the ordinary course.
In addition, on or about February 16, 2016, the Company received a Notice of Paragraph IV Certification dated February 11, 2016, from Actavis Laboratories FL, Inc. (“Actavis”), in which Actavis asserted that the following U.S. patents, each of which is listed in the FDA’s Orange Book for Salix Pharmaceuticals, Inc.’s (“Salix Inc.”) Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Actavis’ generic rifaximin tablets, 550 mg, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Actavis: U.S. Patent No. 8,309,569 (the “‘569 patent”), U.S. Patent No. 8,642,573 (the “‘573 patent”), U.S. Patent No. 8,829,017 (the “‘017 patent”), U.S. Patent No. 8,946,252 (the “‘252 patent”), U.S. Patent No. 8,969,398 (the “‘398 patent”), U.S. Patent No. 7,045,620 (the “‘620 patent”), U.S. Patent No. 7,612,199 (the “‘199 patent”), U.S. Patent No. 7,902,206 (the “‘206 patent”), U.S. Patent No. 7,906,542 (the “‘542 patent”), U.S. Patent No. 7,915,275 (the “‘275 patent”), U.S. Patent No. 8,158,644 (the “‘644 patent”), U.S. Patent No. 8,158,781 (the “‘781 patent”), U.S. Patent No. 8,193,196 (the “‘196 patent”), U.S. Patent No. 8,518,949 (the “‘949 patent”), U.S. Patent No. 8,741,904 (the “‘904 patent”), U.S. Patent No. 8,835,452 (the “‘452 patent”), U.S. Patent No. 8,853,231 (the “‘231 patent”), U.S. Patent No. 6,861,053 (the “‘053 patent”), U.S. Patent No. 7,452,857 (the “‘857 patent”), U.S. Patent No. 7,605,240 (the “‘240 patent”), U.S. Patent No. 7,718,608 (the “‘608 patent”) and U.S. Patent No. 7,935,799 (the “‘799 patent”) (collectively, the “Xifaxan® Patents”). Salix Inc. holds the NDA for Xifaxan® and its affiliate, Salix Pharmaceuticals, Ltd. (“Salix Ltd.”), is the owner of the ‘569 patent, the ‘573 patent, the ‘017 patent, the ‘252 patent and the ‘398 patent. Alfa Wassermann S.p.A. (“Alfa Wassermann”) is the owner of the ‘620 patent, the ‘199 patent, the ‘206 patent, the ‘542 patent, the ‘275 patent, the ‘644 patent, the ‘781 patent, the ‘196 patent, the ‘949 patent, the ‘904 patent, the ‘452 patent and the ‘231 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Pharmaceuticals Luxembourg S.à r.l. (“Valeant Luxembourg”) to market Xifaxan® tablets, 550 mg. Cedars-Sinai Medical Center (“Cedars-Sinai”) is the owner of the ‘053 patent, the ‘857 patent, the ‘240 patent, the ‘608 patent and the ‘799 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Luxembourg, to market Xifaxan® tablets, 550 mg. On March 23, 2016, Salix Inc. and its affiliates, Salix Ltd. and Valeant Luxembourg, Alfa Wassermann and Cedars-Sinai (the “Plaintiffs”) filed suit against Actavis in the U.S. District Court for the District of Delaware (Case No. 1:16-cv-00188), pursuant to the Hatch-Waxman Act, alleging infringement by Actavis of one or more claims of each of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Actavis’ ANDA for rifaximin tablets, 550 mg. On May 24, 2016, Actavis filed its answer in this matter. On June 14, 2016, the Plaintiffs filed an amended complaint adding US patent 9,271,968 (the “‘968 patent”) to this suit. Alfa Wassermann is the owner of the ‘968 patent, which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Luxembourg to market Xifaxan® tablets, 550 mg. On December 6, 2016, the Plaintiffs filed an amended complaint adding US patent 9,421,195 (the “‘195 patent”) to this suit. Salix is the owner of the ‘195 patent. A seven-day trial was scheduled to commence on January 29, 2018, but has been indefinitely removed from the Court's schedule.
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
Product Liability
Shower to Shower Products Liability Litigation
The Company has been named in over one hundred and forty lawsuits involving the Shower to Shower body powder product acquired in September 2012 from Johnson & Johnson. The Company has been successful in obtaining a number of dismissals as to the Company and/or its subsidiary, Valeant Pharmaceuticals North America LLC (“VPNA”), in some of these cases. The Company continues to seek dismissals in these cases and to pursue agreements from plaintiffs to not oppose the Company’s motions for summary judgment.
These lawsuits include one case originally filed on December 30, 2016 in the In re Johnson & Johnson Talcum Powder Litigation, Multidistrict Litigation 2738, pending in the United States District Court for the District of New Jersey. The Company and VPNA were first named in a lawsuit filed directly into the MDL alleging that the use of the Shower to Shower product caused the plaintiff to develop ovarian cancer. On March 24, 2017, the plaintiff agreed to a dismissal of all claims against the Company and VPNA without prejudice. The Company has been named in one additional lawsuit, originally filed in the District of Puerto Rico and recently transferred into the MDL, but has not been served in that case. The Company was also named in one additional lawsuit filed directly into the MDL that has also not yet been served.
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

These lawsuits also include a number of cases filed in certain state courts in the United States (including the California Superior Courts, the Superior Courts of Delaware, the New Jersey Superior Courts, the District Court of Louisiana, the Supreme Court of New York (Niagara County), the District Court of Oklahoma City, the Tennessee Chancery Court (Hamilton County), the South Carolina Court of Common Pleas (Richland County) and the District Court of Nueces County, Texas with a transfer to the asbestos MDL docket in the District Court of Harris County, Texas for pre-trial purposes) alleging use of Shower to Shower and other products resulted in the plaintiffs developing mesothelioma. The Company has been successful in obtaining voluntarily dismissals in some of these cases or the plaintiffs have not opposed summary judgment. The allegations in these cases generally include design defect, manufacturing defect, failure to warn, negligence, and punitive damages, and in some cases breach of express and implied warranties, misrepresentation, and loss of consortium. The plaintiffs seek compensatory damages for loss of services, economic loss, pain and suffering, and, in some cases, lost wages or earning capacity and loss of consortium, in addition to punitive damages, interest, litigation costs, and attorneys’ fees.
Finally, two proposed class actions have been filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec). The Company also acquired the rights to the Shower to Shower product in Canada from Johnson & Johnson in September 2012. In the British Columbia matter, the plaintiff seeks to certify a proposed class action on behalf of persons in British Columbia and Canada who have purchased or used Johnson’s Baby Powder or Shower to Shower, including their estates, executors and personal representatives, and is alleging that the use of this product increases certain health risks. A certification hearing in the British Columbia matter is scheduled to be heard on November 4, 2018. In the Quebec matter, the plaintiff seeks to certify a proposed class action on behalf of persons in Québec who have used Johnson’s Baby Powder or Shower to Shower, as well as their family members, assigns and heirs, and is alleging negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner. A certification hearing in the Quebec matter was held on January 11, 2018 and a decision is pending. The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. The likelihood of the authorization or certification of these claims as class actions cannot be assessed at this time.
The Company intends to defend itself vigorously in each of the remaining actions that are not voluntarily dismissed or subject to a grant of summary judgment. The Company believes that its potential liability (including its attorneys’ fees and costs) arising out the Shower to Shower lawsuits filed against the Company is subject to certain indemnification obligations of Johnson & Johnson owed to the Company, and legal fees and costs have been and are currently being reimbursed by Johnson & Johnson. The Company has provided Johnson & Johnson with notice that the lawsuits filed against the Company relating to Shower to Shower are subject to indemnification by Johnson & Johnson.
General Civil Actions
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which seeks an order certifying a proposed class proceeding against the Company and a predecessor, Afexa Life Sciences Inc. ("Afexa") (Case No. NEW-S-S-140954). The proposed claim asserts that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the proposed class has suffered damages as a result. On November 8, 2013, the Plaintiff served an amended notice of civil claim which sought to re-characterize the representation claims and broaden them from what was originally claimed. On December 8, 2014, the Company filed a motion to strike certain elements of the Plaintiff’s claim for failure to state a cause of action. In response, the Plaintiff proposed further amendments to its claim. The hearing on the motion to strike and the Plaintiff’s amended claim was held on February 4, 2015. The Court allowed certain additional subsequent amendments, while it struck others. The hearing to certify the class was held on April 4-8, 2016 and, on November 16, 2016, the Court issued a decision dismissing the plaintiff’s application for certification of this action as a class proceeding. On December 15, 2016, the plaintiff filed a notice of appeal in the British Columbia Court of Appeal appealing the decision to dismiss the application for certification. The plaintiff filed its appeal factum on March 15, 2017 and the Company filed its appeal factum on April 19, 2017. The appeal hearing was held on September 19, 2017 and a decision is pending. The Company denies the allegations being made and is continuing to vigorously defend this matter.
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
Arbitration with Alfa Wasserman
On or about July 21, 2016, Alfa Wasserman S.p.A. (“Alfa Wasserman”) commenced arbitration against the Company and its subsidiary, Salix Pharmaceuticals, Inc. (“Salix Inc.”) under the Rules of Arbitration of the International Chamber of Commerce (No. 22132/GR, Alfa Wasserman S.p.A. v. Salix Pharmaceuticals, Inc. et al.), pursuant to the terms of the Amended and Restated License Agreement between Alfa Wasserman and Salix Inc. (the “ARLA”). In the arbitration, Alfa Wasserman has made certain allegations respecting a development project for a formulation of the rifaximin compound (a different formulation to the current formulation, not the Xifaxan® product) that is being conducted under the terms of the ARLA, including allegations that Salix Inc. has failed to use the required efforts with respect to this development and that the Company’s acquisition of Salix resulted in a change of control under the ARLA, which entitled Alfa Wasserman to assume control of this development. Alfa Wasserman is seeking, among other things, a declaration that the provisions of the ARLA relating to the development product and the rights relating to the rifaximin formulation being developed have been terminated and such development and rights shall be returned to Alfa Wasserman, an order requiring the Company and Salix Inc. to pay for the costs of such development (in an amount of at least $80 million), and alleged damages in the amount of approximately $285 million plus arbitration costs and attorney fees. The Company and Salix Inc. have submitted their initial response to the request for arbitration and a three-member arbitration tribunal was selected. A hearing on liability issues is scheduled for October 2018. The Company is vigorously defending this matter.
The Company’s Xifaxan® products (and Salix Inc.'s rights thereto under the ARLA) are not the subject of any of the allegations or relief sought in this arbitration.
Mimetogen Litigation
In November 2014, B&L Inc. filed a lawsuit against Mimetogen Pharmaceuticals Inc. (“MPI”) in the United States District Court for the Western District of New York (Bausch & Lomb Incorporated v. Mimetogen Pharmaceuticals Inc., Case No. 6:14-06640 (FPG-JWF) (W.D.N.Y.)) relating to the Development Collaboration and Exclusive Option Agreement between B&L Inc. and MPI dated July 17, 2013 (the “MIM-D3 Agreement”) for MIM-D3, a compound created by MPI to treat dry eye syndrome. In particular, B&L Inc. sought a declaratory judgment that the Initial Phase III Trial regarding the safety and efficacy of MIM-D3 conducted pursuant to the MIM-D3 Agreement was “Not Successful” as defined in the MIM-D3 Agreement and, as a result, B&L Inc. had no further obligation to MPI when B&L Inc. elected not to exercise or extend its option to obtain an exclusive license to the MIM-D3 Technology to develop and commercialize certain products pursuant to the MIM-D3 Agreement before the end of the applicable option period.  MPI filed a counterclaim against B&L Inc., in which it contended that the result of the clinical trial did not meet the definition of “Not Successful” under the MIM-D3 Agreement and that, as a result, a $20 million termination fee was due by B&L Inc. to MPI under the terms of the MIM-D3 Agreement and that B&L Inc. had breached the MIM-D3 Agreement by failing to pay this termination fee. MPI also contended that B&L Inc. acted intentionally and consequently was entitled to additional damages. MPI also brought certain third-party claims against the Company, alleging that the Company intentionally interfered with the MIM-D3 Agreement with the intent to harm MPI.  MPI also asserted a claim against the Company for unfair and deceptive acts under Massachusetts law, and sought recovery of the $20 million fee, as well as additional damages related to this claimed delay and injury to the value of its developmental product.  On March 12, 2015, the Company moved to dismiss all of the claims against the Company and the claims for extra-contractual damages. In May 2016, the Court dismissed all claims against the Company, other than the claim for tortious interference, and declined to dismiss the claims against B&L Inc. and the Company for extra-contractual damages.  On August 19, 2016, MPI filed a motion for summary judgment on its contract claim against B&L Inc. On September 22, 2016, B&L Inc. responded to MPI’s motion for summary judgment, and, along with the Company, filed a cross-motion for judgment in their favor, dismissing the contract claims against B&L Inc., as well as the remaining third-party claim against the Company for tortious interference. On June 30, 2017, the Court issued a Decision and Order granting MPI’s motion for partial summary judgment, awarding MPI the amount of $20 million (based on a finding that the termination fee was due based on the outcome of the clinical trial) and denying the cross-motion for summary judgment filed by B&L Inc. and the Company. The Decision and Order is not yet appealable and the Company believes that that the Decision and Order cannot be enforced, as it is a partial summary judgment and not yet a final judgment of the Court. B&L Inc. and the Company intend to appeal this decision at the soonest possible time and will continue to vigorously defend the remainder of the suit. Discovery has proceeded as to the remaining claims. On February 5, 2018, MPI filed a motion for final judgment, seeking entry of a final judgment on the Court’s June 30, 2017 Decision and Order, and saying that upon entry of final judgment in accordance with the Decision and Order, MPI seeks to dismiss its remaining claims against B&L Inc. and the Company. On February 21, 2018, the parties filed a stipulation dismissing with prejudice MPI’s claims for extra-contractual damages against B&L Inc. and MPI’s third-party claim against the Company, and providing for final judgment to be entered against B&L Inc. for $20 million plus pre-judgment interest. Once such final judgment is entered, B&L Inc. will be able to appeal the Court’s June 30, 2017 Decision and Order finding that the $20 million termination fee was due based on the outcome of the clinical trial, and intends to do so. B&L Inc. expects to obtain a stay of enforcement of the final judgment pending appeal.
GAF Realty Lawsuit
In January 2018, GAF Realty Advisors, Inc. filed a lawsuit against the Company (GAF Realty Advisors, Inc. v. Valeant Pharmaceuticals International, Inc., Case No. 30-2018-00967586-CU-BC-CJC) in the Superior Court of the State of California (Orange County), alleging breach of contract and related claims with respect to a dispute over real estate commissions.  The Company disputes the claims, and intends to vigorously defend this matter.
Salix Legal Proceedings
The Salix legal proceeding matter set out below, as well as each of those Salix matters described under the sub-heading “Completed Matters” below, (other than the matter described under the sub-heading “Salix Shareholder Class Actions”), were commenced prior to the Company’s acquisition of Salix. The estimated fair values of the potential losses regarding these matters, along with other matters, are included as part of contingent liabilities assumed in the Salix Acquisition and updated regularly as needed.
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
Completed Matters
The following matters have concluded, settled, are the subject of an agreement to settle or otherwise been closed since January 1, 2017 or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement or change in status of the matters referenced below, these matters will no longer appear in our next public reports and disclosures.
Congressional Inquiries
Beginning in November 2015, the Company received from the United States Senate Special Committee on Aging various document requests, as well as subpoenas for documents, depositions and a hearing which was held on April 27, 2016. Certain directors, officers and other employees of the Company also received from the United States Senate Special Committee on Aging subpoenas for depositions and/or hearings. In January 2016, the Company received from the United States House Committee on Oversight and Government Reform a document request and an invitation for the Company’s then interim CEO to testify at a hearing, at which he testified on February 4, 2016. Most of the materials requested related to the Company’s pricing decisions on particular drugs, as well as revenue, expense and profit information, and also include requests relating to financial support provided by the Company for patients and financial data related to the Company’s research and development program, Medicare and Medicaid. On December 21, 2016, the United States Senate Special Committee on Aging issued a report on its drug pricing investigation entitled “Sudden Price Spikes in Off-Patent Prescription Drugs: The Monopoly Business Model that Harms Patients, Taxpayers, and the U.S. health care System”. The Company has cooperated with these inquiries and cannot predict with certainty their outcome or duration; however, the Company currently believes that there will be no further material developments with respect to these inquiries.
Salix Shareholder Class Actions
Following the announcement of the execution of the Salix Merger Agreement with Salix, between February 25, 2015 and March 12, 2015, six purported stockholder class actions were filed challenging the Salix Acquisition. All of the actions were filed in the Delaware Court of Chancery, and alleged claims against some or all of the board of directors of Salix (the “Salix Board”), the Company, Salix, Valeant and Sun Merger Sub. On March 17, 2015, the Court consolidated the actions under the caption Salix Pharmaceuticals, Ltd. Shareholder Litigation, Consolidated C.A. No.10721-CB. On September 25, 2015, Plaintiffs filed an amended complaint. The operative complaint alleged generally that the members of the Salix Board breached their fiduciary duties to stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Salix through an allegedly inadequate sales process and for allegedly inadequate consideration and by agreeing to allegedly preclusive deal protections. The complaint also alleged that the Schedule 14D-9 filed by Salix in connection with the Salix Acquisition contained inaccurate or materially misleading information about, among other things, the Salix Acquisition and the sales process leading up to the Salix Merger Agreement. The complaint sought, among other things, money damages and unspecified attorneys’ and other fees and costs. In an oral ruling given on May 19, 2016, the Court dismissed the consolidated action against all defendants. On June 17, 2016, the Plaintiffs filed a notice of appeal in the Delaware Supreme Court appealing the decision to dismiss the consolidated action against all defendants. On January 26, 2017, the Delaware Supreme Court affirmed the dismissal of all claims.
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

AntiGrippin® Litigation
A suit was brought against the Company’s subsidiary, Natur Produkt International, JSC ("Natur Produkt") seeking lost profits in connection with the registration by Natur Produkt of its AntiGrippin® trademark (Case No. A-56-23056/2013, Arbitration Court of St. Petersburg). The plaintiff in this matter alleged that Natur Produkt violated Russian competition law by preventing plaintiff from producing and marketing its products under certain brand names. In a decision dated December 4, 2013, the Court found in favor of the plaintiff (AnviLab) and awarded the plaintiff lost profits in the amount of approximately RUB 1,660 million (being approximately $50 million at the December 4, 2013 decision date). Natur Produkt appealed this decision and the Appeal Court found in favor of Natur Produkt and dismissed the plaintiff’s claim in full. AnviLab appealed the Appeal Court's decision and the IP Court found in favor of the plaintiff and ruled to send the case for the second review to the court of the first instance, indicating that the court of the first instance should decide on the amount of damages suffered by AnviLab. Natur Produkt appealed the decision of the IP Court to the Supreme Court, which appeal was denied, and the matter was sent back to the court of first instance for the second review. The court of first instance ruled in favor of the plaintiff and awarded the plaintiff lost profits in the amount of approximately RUB 1,660 million. Natur Produkt filed an appeal against this decision, both as to the merits and the quantum of damages and the court ruled in favor of the plaintiff. Subsequently, on Natur Produkt’s appeal, the IP Court ruled in favor of the plaintiff and upheld the decision of the Appeal Court. Natur Produkt appealed to the Supreme Court was rejected. Following the decision of the IP Court, AnviLab filed two more claims against Natur Produkt relating to the matter described above (the “Original AnviLab Matter”). The first claim by AnviLab was filed on December 3, 2015 with the Saint Petersburg Arbitration Tribunal (Case No. A-56-89244/2015) and sought an amount in respect of the interest payable on the amount awarded by the Appeal Court in the Original AnviLab Matter for the period between the date the amount was awarded by the Appeal Court (August 4, 2015) and the date AnviLab received the payment (September 29, 2015). The second claim by AnviLab was filed on December 15, 2015 with the Saint Petersburg Arbitration Tribunal (Case No.A-56-23056/2013) and sought an amount in respect of litigation costs related to Original AnviLab Matter. The Court awarded amounts to AnviLab with respect to each of these claims, both of which were insignificant. On appeal, the Appeal Court decreased both of the amounts awarded to Anvilab. The period for either party to appeal the decision of the court in the claim for interest expired on November 7, 2016. In the claim for litigation costs, on appeal, the intellectual property court upheld the decision of the Appeal Court and the Anvilab claim was rejected. The period for Anvilab to appeal that decision to the Supreme Court expired on April 6, 2017.
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

Salix Securities Litigation
Beginning on November 7, 2014, three putative class action lawsuits were filed by shareholders of Salix, each of which generally alleged that Salix and certain of its former officers and directors violated federal securities laws in connection with Salix’s disclosures regarding certain products, including with respect to disclosures concerning historic wholesaler inventory levels, business prospects and demand, reserves and internal controls. Two of these actions were filed in the U.S. District Court for the Southern District of New York, and were captioned: Woburn Retirement System v. Salix Pharmaceuticals, Ltd., et al. (Case No: 1:14-CV-08925 (KMW)), and Bruyn v. Salix Pharmaceuticals, Ltd., et al. (Case No. 1:14-CV-09226 (KMW)). These two actions were consolidated under the caption In re Salix Pharmaceuticals, Ltd. (Case No. 14-CV-8925 (KMW)). A third action was filed in the U.S. District Court for the Eastern District of North Carolina under the caption Grignon v. Salix Pharmaceuticals, Ltd. et al. (Case No. 5:14-cv-00804-D), but was subsequently voluntarily dismissed. On February 8, 2017, the parties reached an agreement in principle to settle the consolidated action. Salix made a payment of $210 million in the second quarter of 2017 in connection with this settlement. On April 5, 2017, the court granted preliminary approval of the settlement. A hearing to grant final approval of the settlement was heard on July 28, 2017 and the settlement was approved by the Court.
Depomed/PDL Litigation
On September 7, 2017, Depomed, Inc. (“Depomed”) and PDL BioPharma, Inc. (“PDL”) commenced litigation by the filing of a complaint in the United States District Court for the District of New Jersey, against Valeant Pharmaceuticals International, Inc. and Valeant Pharmaceuticals Luxembourg S.à r.l. (together, “Valeant”) relating to alleged underpayment of royalties in breach of a certain commercialization agreement by and between Depomed and Santarus, Inc. (a predecessor company of the Company) dated as of August 22, 2011, as amended, based on, inter alia, the findings in an audit report prepared by KPMG LLP.  Valeant disputed the claims alleged in Depomed’s complaint.  On October 27, 2017, PDL, Depomed and Valeant entered into a settlement agreement that resolved all matters addressed in the lawsuit filed. Under the terms of the settlement agreement, the parties agree that the settlement is not an admission by any party thereto of any fact alleged in the litigation, and reflects a reasonable compromise in the best interest of the parties.  As a consequence of the settlement, the litigation was dismissed, with prejudice, on November 6, 2017, and Valeant made a one-time, lump-sum payment of $13 million to Depomed. In addition, under the terms of the settlement agreement, Depomed and PDL has released Valeant from any and all claims against it arising out of the royalty audit that was performed, Valeant’s obligation to pay royalties during the relevant audit period, and/or the litigation, and Valeant has released Depomed and PDL from any and all claims against them as a result of the audit and/or the litigation.
Sprout Litigation
On or about November 2, 2016, the Company and Valeant were named as defendants in a lawsuit filed by the shareholder representative of the former shareholders of Sprout in the Court of Chancery of the State of Delaware (C.A. No. 12868). The plaintiff in this action alleged, among other things, breach of contract with respect to certain terms of the merger agreement relating to the Company's acquisition of Sprout, including a disputed contractual term respecting the use of certain diligent efforts to develop and commercialize the Addyi® product (including a disputed contractual term respecting the spend of no less than $200 million in certain expenditures). The plaintiff in this action sought unspecified compensatory and other damages and attorneys’ fees, as well as an order requiring Valeant to perform its obligations under the merger agreement. On December 20, 2017, the Company closed the Sprout Sale. In connection with the closing and on the same day, this action was dismissed with prejudice by stipulation of the parties.
Allergan Shareholder Class Actions
On December 16, 2014, Anthony Basile, an alleged shareholder of Allergan filed a lawsuit on behalf of a putative class of Allergan shareholders against the Company, Valeant, AGMS, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman in the U.S. District Court for the Central District of California (Basile v. Valeant Pharmaceuticals International, Inc., et al., Case No. 14-cv-02004-DOC). On June 26, 2015, lead plaintiffs the State Teachers Retirement System of Ohio, the Iowa Public Employees Retirement System and Patrick T. Johnson filed an amended complaint against the Company, Valeant, J. Michael Pearson, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman. The amended complaint alleged claims on behalf of a putative class of sellers of Allergan securities between February 25, 2014 and April 21, 2014, against all defendants contending that various purchases of Allergan securities by PS Fund were made while in possession of material, non-public information concerning a potential tender offer by the Company for Allergan stock, and asserting violations of Section 14(e) of the Exchange Act and rules promulgated by the SEC thereunder and Section 20A of the Exchange Act. The amended complaint also alleged violations of Section 20(a) of the Exchange Act against Pershing

Square, various Pershing Square affiliates, William A. Ackman and J. Michael Pearson. The amended complaint sought, among other relief, money damages, equitable relief, and attorneys’ fees and costs. On March 15, 2017, the Court entered an order certifying a plaintiff class comprised of persons who sold Allergan common stock contemporaneously with purchases of Allergan common stock made or caused by defendants during the period February 25, 2014 through April 21, 2014.
On June 28, 2017, Timber Hill LLC, a Connecticut limited liability company that allegedly traded in Allergan derivative instruments, filed a lawsuit on behalf of a putative class of derivative traders against the Company, Valeant, AGMS, Michael Pearson, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman in the U.S. District Court for the Central District of California (Timber Hill LLC v. Pershing Square Capital Management, L.P., et al., Case No. 17-cv-04776-DOC). The complaint alleged claims on behalf of a putative class of investors who sold Allergan call options, purchased Allergan put options and/or sold Allergan equity forward contracts between February 25, 2014 and April 21, 2014, against all defendants contending that various purchases of Allergan securities by PS Fund were made while in possession of material, non-public information concerning a potential tender offer by the Company for Allergan stock, and asserting violations of Section 14(e) of the Exchange Act and rules promulgated by the SEC thereunder and Section 20A of the Exchange Act. The complaint also alleged violations of Section 20(a) of the Exchange Act against Pershing Square, various Pershing Square affiliates, William A. Ackman and Michael Pearson. The complaint sought, among other relief, money damages, equitable relief, and attorneys’ fees and costs. On July 25, 2017, the Court decided not to consolidate this lawsuit with the Basile action described above.
On December 28, 2017, all parties agreed to settle the ongoing, related Allergan shareholder class actions for a total of $290 million. As part of that proposed settlement, the Valeant parties are to pay $96 million, being 33% of the settlement amount, while the Pershing Square parties are to pay $195 million, being 67% of the settlement amount. The settlement remains subject to approval by the Court; however, on January 16, 2018, following a hearing on the settlement, the Court vacated the trial dates and indicated its preliminary approval of the settlement subject to submission of final papers and associated hearings. The preliminary approval hearing for this settlement is scheduled for March 5, 2018.
Qui Tam Complaint - Eastern District of Pennsylvania
On October 12, 2017, in relation to the investigation described above under subheading “- Letter from the U.S. Department of Justice Civil Division and the U.S. Attorney’s Office for the Eastern District of Pennsylvania”, an underlying qui tam complaint asserting claims under the federal and certain state False Claims Acts was unsealed in the Eastern District of Pennsylvania, after the United States and the states on whose behalf claims were asserted declined to intervene in the case.  The complaint named Biovail Pharmaceuticals and three other pharmaceutical manufacturers as defendants.  The complaint alleged that Biovail Pharmaceuticals and other manufacturers failed to accurately account for service fees in its calculation of Average Manufacturer Prices reported to the federal government, and as a result underpaid Medicaid rebates. On January 10, 2018, the Relator in this matter filed a voluntary dismissal in this matter, dismissing Biovail Pharmaceuticals, Inc. and two of the other defendants, on a without prejudice basis. The United States and the states on whose behalf claims were asserted have consented to the voluntary dismissal. The dismissal remains subject to approval of the Court.
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
Plaintiffs have reached a settlement with two of three generic manufacturer defendants, and, on April 14, 2017, the Court granted the Direct Purchaser Plaintiffs' and End-Payor Plaintiffs' motions for preliminary approval of those settlements. The Court granted final approval on November 27, 2017. For the remaining parties, fact discovery and expert discovery have closed. The Court granted Direct Purchaser Plaintiffs' and End-Payor Plaintiffs' motions for class certification for the purposes of damages, but denied End-Payor Plaintiffs' motion for class certification for the purposes of injunctive and declaratory relief. Defendants have petitioned to appeal the certification of the End-Payor Class and this petition has been denied.  Plaintiffs and defendants each filed motions for summary judgment. The Court heard oral argument on the parties’ summary judgment motions on January 12, 2018. On January 25, 2018, the Court issued a Memorandum and Order denying the parties’ motions, except for partially allowing defendants’ motion on market power. In February 2018, Medicis agreed to resolve the class action litigation with the End Payor and Direct Payor classes for an amount of $58 million, subject to Court approval, and has resolved related litigation with opt-out retailers for additional consideration.

22.	COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases certain facilities, vehicles and equipment principally under operating leases. Rental expense related to operating lease agreements was $77 million, $84 million and $85 million and for 2017, 2016 and 2015, respectively. Minimum future rental payments under non-cancelable operating and capital leases for each of the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Operating Lease Obligations	Capital Lease Obligations
2018	$73	$2
2019	60	1
2020	50	1
2021	37	1
2022	34	1
Thereafter	132	—
Total	$386	$6
Other Commitments
The Company has commitments related to capital expenditures of approximately $35 million as of December 31, 2017.
Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. In connection with certain business combinations, including the Salix Acquisition, among others, the Company may make contingent consideration payments, as further described in Note 3, "ACQUISITIONS" and Note 6, "FAIR VALUE MEASUREMENTS". In addition to these contingent consideration payments, as of December 31, 2017, the Company estimates that it may pay other potential milestone payments and license fees, including sales-based milestones, of up to approximately $935 million over time, in the aggregate, to third parties, primarily consisting of the following:

•
In connection with certain agreements assumed in the Salix Acquisition which was consummated in April 2015, the Company estimates that it may pay to third parties potential milestones of up to approximately $200 million over time (the majority of which relates to sales-based milestones), in the aggregate.

•
The Company has made specific regulatory milestone payments related to and shares the profits for brodalumab with AstraZeneca under the terms of the October 2015 license agreement described in Note 3, "ACQUISITIONS". As of

December 31, 2017, the Company may be required to pay up to an additional $20 million in regulatory milestone payments and up to $175 million in sales-related milestone payments in accordance with the October 2015 license agreement.

•
Under the terms of a March 2010 development and licensing agreement between B&L and Nicox Inc., the Company has exclusive worldwide rights to develop and commercialize, for certain indications, products containing latanoprostene bunod, a nitric oxide donating compound for the treatment of glaucoma and ocular hypertension. The Company may be required to make potential regulatory, commercialization and sales-based milestone payments over time up to $145 million, in the aggregate, as well as royalties on future sales.

•
Under the term of the 2012 acquisition of Medicis Pharmaceutical Corporation, the Company may be required to make potential regulatory, commercialization and sales-based milestone payments over time up to $145 million, in the aggregate.

Due to the nature of these arrangements, the future potential payments related to the attainment of the specified milestones over a period of several years are inherently uncertain.
Indemnification Provisions
In the normal course of business, the Company enters into agreements that include indemnification provisions for product liability and other matters. These provisions are generally subject to maximum amounts, specified claim periods, and other conditions and limits. As of December 31, 2017 or 2016, no material amounts were accrued for the Company’s obligations under these indemnification provisions. In addition, the Company is obligated to indemnify its officers and directors in respect of any legal claims or actions initiated against them in their capacity as officers and directors of the Company in accordance with applicable law. Pursuant to such indemnities, the Company is indemnifying certain former officers and directors in respect of certain litigation and regulatory matters.

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

•
The Branded Rx segment consists of sales in the U.S. of: (i) Salix products (gastrointestinal products), (ii) Ortho Dermatologics (dermatological products) and (iii) oncology (or Dendreon), dentistry and women’s health products (or Sprout). As a result of the divestiture of the Company's equity interest in Dendreon on June 28, 2017 and Sprout on December 20, 2017, the Company has exited the oncology and women's health business, respectively.

•
The U.S. Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics which includes the Solta business and the Obagi business (the Obagi Sale was completed on November 9, 2017) and (ii) authorized generic products.

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
Prior period segment financial information has been recast to conform to current segment presentation.
Segment Revenues and Profit
Segment revenues and profits for the years ended December 31, 2017, 2016 and 2015 were as follows:

(in millions)	2017	2016	2015
Revenues:
Bausch + Lomb/International	$4,871	$4,927	$4,937
Branded Rx	2,475	2,828	3,248
U.S. Diversified Products	1,378	1,919	2,262
Total revenues	$8,724	$9,674	$10,447
Segment profit:
Bausch + Lomb/International	$1,440	$1,483	$1,686
Branded Rx	1,361	1,517	1,875
U.S. Diversified Products	994	1,522	1,785
Total segment profit	3,795	4,522	5,346
Corporate	(562)	(690)	(518)
Amortization of intangible assets	(2,690)	(2,673)	(2,257)
Goodwill impairments	(312)	(1,077)	—
Asset impairments	(714)	(422)	(304)
Restructuring and integration costs	(52)	(132)	(362)
Acquired in-process research and development costs	(5)	(34)	(106)
Acquisition-related contingent consideration	289	13	23
Other income (expense)	353	(73)	(295)
Operating income (loss)	102	(566)	1,527
Interest income	12	8	4
Interest expense	(1,840)	(1,836)	(1,563)
Loss on extinguishment of debt	(122)	—	(20)
Foreign exchange and other	107	(41)	(103)
Loss before (benefit from) provision for income taxes	$(1,741)	$(2,435)	$(155)

Segment Assets
Total assets by segment as of December 31, 2017 and 2016 were as follows:

(in millions)	2017	2016
Bausch + Lomb/International	$13,042	$16,201
Branded Rx	18,316	21,143
U.S. Diversified Products	5,467	5,820
	36,825	43,164
Corporate	672	365
Total assets	$37,497	$43,529
Capital Expenditures, Depreciation and Amortization of intangible assets, and Asset Impairments
Capital expenditures, depreciation and amortization of intangible assets, and asset impairments by segment for the years ended December 31, 2017, 2016 and 2015 were as follows:

(in millions)	2017	2016	2015
Capital expenditures:
Bausch + Lomb/International	$159	$221	$197
Branded Rx	5	5	15
U.S. Diversified Products	4	3	5
	168	229	217
Corporate	3	6	18
Total capital expenditures	$171	$235	$235

Depreciation and amortization of intangible assets:
Bausch + Lomb/International	$666	$817	$818
Branded Rx	1,798	1,606	1,227
U.S. Diversified Products	369	408	386
	2,833	2,831	2,431
Corporate	25	35	36
Total depreciation and amortization of intangible assets	$2,858	$2,866	$2,467

Asset impairments:
Bausch + Lomb/International	$165	$150	$60
Branded Rx	344	218	190
U.S. Diversified Products	205	48	54
	714	416	304
Corporate	—	6	—
Total asset impairments	$714	$422	$304

Revenues by Product Category
Revenues by product category for the years ended December 31, 2017, 2016 and 2015 were as follows:

(in millions)	2017	2016	2015
Pharmaceuticals	$4,377	$5,167	$6,058
Devices	1,532	1,504	1,480
OTC	1,529	1,581	1,583
Branded and Other Generics	1,157	1,284	1,171
Other revenues	129	138	155
	$8,724	$9,674	$10,447
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer for the years ended December 31, 2017, 2016 and 2015 were as follows:

(in millions)	2017	2016	2015
U.S. and Puerto Rico	$5,225	$6,247	$7,063
China	331	300	272
Canada	326	320	334
Japan	223	232	206
Mexico	201	189	204
Poland	201	140	214
Russia	200	165	169
France	188	186	178
Germany	157	157	159
Egypt	152	196	51
Australia	149	176	182
United Kingdom	108	104	105
Brazil	96	105	110
Other	1,167	1,157	1,200
	$8,724	$9,674	$10,447

Long-lived assets consisting of property, plant and equipment, net of accumulated depreciation, are attributed to geographic regions based on their physical location as of December 31, 2017 and 2016 were as follows:

(in millions)	2017	2016
U.S. and Puerto Rico	$599	$614
Ireland	235	198
Poland	100	81
Canada	98	83
Germany	70	60
Mexico	50	50
Egypt	47	41
France	34	29
Serbia	30	25
China	28	26
Italy	23	19
South Korea	15	14
Other	74	72
	$1,403	$1,312

Major Customers
Customers that accounted for 10% or more of total revenues for the years ended December 31, 2017, 2016 and 2015 were as follows:

(in millions)	2017	2016	2015
McKesson Corporation	19%	21%	20%
AmerisourceBergen Corporation	15%	13%	14%
Cardinal Health, Inc.	13%	15%	12%

SUPPLEMENTARY DATA (UNAUDITED)
Selected unaudited quarterly consolidated financial data are shown below:

	2017
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,109	$2,233	$2,219	$2,163
Expenses	1,898	2,058	2,181	2,485
Operating income (loss)	$211	$175	$38	$(322)
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$628	$(38)	$1,301	$513

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$1.80	$(0.11)	$3.71	$1.46
Diluted	$1.79	$(0.11)	$3.69	$1.45
Net cash provided by operating activities	$954	$268	$490	$578

	2016
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,372	$2,420	$2,479	$2,403
Expenses	2,306	2,339	3,342	2,253
Operating income (loss)	$66	$81	$(863)	$150
Net loss attributable to Valeant Pharmaceuticals International, Inc.	$(374)	$(302)	$(1,218)	$(515)

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(1.08)	$(0.88)	$(3.49)	$(1.47)
Diluted	$(1.08)	$(0.88)	$(3.49)	$(1.47)
Net cash provided by operating activities	$556	$449	$569	$512