Form 10-Q
period 2018-03-31
Valeant Pharmaceuticals International, Inc.
filed 2018-05-08
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
Common shares, no par value — 349,299,207 shares outstanding as of May 3, 2018.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of March 31, 2018.
Forward-Looking Statements
Caution regarding forward-looking information and statements and “Safe-Harbor” statements under the U.S. Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws:
To the extent any statements made in this Form 10-Q contain information that is not historical, these statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “forward-looking statements”).
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, forecasts and changes thereto; product pipeline, prospective products or product approvals, product development and distribution plans and future performance or results of current and anticipated products; anticipated revenues for our products, including the Significant Seven; anticipated growth in our Ortho Dermatologics business; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2018; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; the impact of our distribution, fulfillment and other third party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Third Amended and Restated Credit and Guaranty Agreement, as amended (the "Credit Agreement") and indentures; and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing”, “increase”, "tracking" or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York, the pending investigations by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, the request for documents and information received by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), a number of pending putative securities class action litigations in the U.S. (including related opt-out actions) and Canada and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;

•
potential additional litigation and regulatory investigations (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity and reputational harm on our Company, products and business that may result from the past and ongoing public scrutiny of our distribution, marketing, pricing, disclosure and accounting practices and from our former relationship with Philidor, including any claims, proceedings, investigations and liabilities we may face as a result of any alleged wrongdoing by Philidor and/or its management and/or employees;

•
the past and ongoing scrutiny of our business practices including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York) and any pricing controls or price adjustments that may be sought or imposed on our products as a result thereof;

•
pricing decisions that we have implemented, or may in the future elect to implement, whether as a result of recent scrutiny or otherwise, such as the Patient Access and Pricing Committee’s commitment that the average annual price increase for our branded prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);

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

•
our ability to meet the financial and other covenants contained in our Credit Agreement, indentures and other current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional debt we are able to incur where not prohibited, and restrictions on our ability to make certain investments and other restricted payments;

•	any default under the terms of our senior notes indentures or Credit Agreement and our ability, if any, to cure or obtain waivers of such default;

•	any delay in the filing of any future financial statements or other filings and any default under the terms of our senior notes indentures or Credit Agreement as a result of such delays;

•	any downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;

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

•
our shift in focus to much lower business development activity through acquisitions for the foreseeable future, including as a result of the restrictions imposed by our Credit Agreement that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we achieve a specified leverage ratio;

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

•
factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including approval of pending and pipeline products (and the timing of such approvals), expected geographic expansion, changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;

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

•	adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in certain of the countries in which we do business;

•	our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property;

•
the introduction of generic, biosimilar or other competitors of our branded products and other products, including the introduction of products that compete against our products that do not have patent or data exclusivity rights;

•
if permitted under our Credit Agreement, and to the extent we elect to resume business development activities through acquisitions, our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis and the difficulties, challenges, time and resources associated with the integration of acquired companies, businesses and products;

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

•	our ability to negotiate the terms of or obtain court approval for the settlement of certain legal and regulatory proceedings;

•	the seasonality of sales of certain of our products;

•	declines in the pricing and sales volume of certain of our products that are distributed or marketed by third parties, over which we have no or limited control;

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

•
the impacts of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Care Reform Act”) and potential amendment thereof and other legislative and

v

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

•	illegal distribution or sale of counterfeit versions of our products;

•	interruptions, breakdowns or breaches in our information technology systems; and.

•
risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 28, 2018, and risks detailed from time to time in our other filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 28, 2018, under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$909	$720
Restricted cash	—	77
Trade receivables, net	1,940	2,130
Inventories, net	1,042	1,048
Prepaid expenses and other current assets	833	771
Total current assets	4,724	4,746
Property, plant and equipment, net	1,411	1,403
Intangible assets, net	14,464	15,211
Goodwill	13,432	15,593
Deferred tax assets, net	1,660	433
Other non-current assets	107	111
Total assets	$35,798	$37,497
Liabilities
Current liabilities:
Accounts payable	$428	$365
Accrued and other current liabilities	3,560	3,694
Current portion of long-term debt and other	2	209
Total current liabilities	3,990	4,268
Acquisition-related contingent consideration	320	344
Non-current portion of long-term debt	25,266	25,235
Deferred tax liabilities, net	1,139	1,180
Other non-current liabilities	560	526
Total liabilities	31,275	31,553
Commitments and contingencies (Note 18)
Equity
Common shares, no par value, unlimited shares authorized, 349,219,074 and 348,708,567 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	10,103	10,090
Additional paid-in capital	382	380
Accumulated deficit	(4,209)	(2,725)
Accumulated other comprehensive loss	(1,852)	(1,896)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	4,424	5,849
Noncontrolling interest	99	95
Total equity	4,523	5,944
Total liabilities and equity	$35,798	$37,497

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Product sales	$1,965	$2,076
Other revenues	30	33
	1,995	2,109
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	560	584
Cost of other revenues	13	12
Selling, general and administrative	591	661
Research and development	92	96
Amortization of intangible assets	743	635
Goodwill impairments	2,213	—
Asset impairments	44	138
Restructuring and integration costs	6	18
Acquired in-process research and development costs	1	4
Acquisition-related contingent consideration	2	(10)
Other expense (income), net	11	(240)
	4,276	1,898
Operating (loss) income	(2,281)	211
Interest income	3	3
Interest expense	(416)	(474)
Loss on extinguishment of debt	(27)	(64)
Foreign exchange and other	27	29
Loss before benefit from income taxes	(2,694)	(295)
Benefit from income taxes	(3)	(924)
Net (loss) income	(2,691)	629
Less: Net income attributable to noncontrolling interest	2	1
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(2,693)	$628
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(7.68)	$1.80
Diluted	$(7.68)	$1.79

Weighted-average common shares
Basic	350.7	349.8
Diluted	350.7	350.5

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(2,691)	$629
Other comprehensive income
Foreign currency translation adjustment	(46)	90
Pension and postretirement benefit plan adjustments, net of income taxes	—	(1)
Other comprehensive income	(46)	89
Comprehensive (loss) income	(2,737)	718
Less: Comprehensive loss attributable to noncontrolling interest	(2)	(1)
Comprehensive (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(2,735)	$719

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net (loss) income	$(2,691)	$629
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	786	674
Amortization and write-off of debt discounts and debt issuance costs	23	43
Asset impairments	44	138
Gain on disposals of assets and businesses, net	—	(317)
Acquisition-related contingent consideration	2	(10)
Allowances for losses on trade receivable and inventories	17	24
Deferred income taxes	(40)	(954)
Additions to accrued legal settlements	11	76
Payments of accrued legal settlements	(170)	—
Goodwill impairment	2,213	—
Share-based compensation	21	28
Foreign exchange gain	(25)	(31)
Loss on extinguishment of debt	27	64
Other	(3)	(2)
Changes in operating assets and liabilities:
Trade receivables	204	432
Inventories	—	(38)
Prepaid expenses and other current assets	(70)	2
Accounts payable, accrued and other liabilities	89	196
Net cash provided by operating activities	438	954

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	5	—
Acquisition of intangible assets and other assets	(14)	(131)
Purchases of property, plant and equipment	(33)	(38)
Proceeds from sale of marketable securities	2	—
Proceeds from sale of assets and businesses, net of costs to sell	(8)	1,317
Net cash (used in) provided by investing activities	(48)	1,148

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	1,481	6,234
Repayments of long-term debt	(1,731)	(7,619)
Repayments of short-term debt	(1)	(1)
Payment of employee withholding tax upon vesting of share-based awards	(5)	—
Payments of contingent consideration	(11)	(8)
Payments of financing costs	(20)	(38)
Other	(1)	(10)
Net cash used in financing activities	(288)	(1,442)
Effect of exchange rate changes on cash and cash equivalents	10	8
Net increase in cash and cash equivalents	112	668
Cash and cash equivalents and restricted cash, beginning of period	797	542
Cash and cash equivalents, end of period	$909	$1,210
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
Basis of Presentation and Use of Estimates
The accompanying unaudited consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these notes to the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators. The unaudited consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2017, except for the new accounting guidance adopted during the period. The unaudited consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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
Effective in the first quarter of 2018, revenues and profits from the U.S. Solta business included in the U.S. Diversified Products segment in prior periods and revenues and profits from the international Solta business included in the Bausch + Lomb/International segment in prior periods are presented in the Branded Rx segment. Prior period presentations of segment revenues, segment profits and segment assets have been recast to conform to the current segment reporting structure. See Note 19, "SEGMENT INFORMATION" for additional information.
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

In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued an amendment to clarify the implementation guidance around considerations whether an entity is a principal or an agent, impacting whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued an amendment to clarify guidance on identifying performance obligations and the implementation guidance on licensing. The guidance is effective for annual reporting periods beginning after December 15, 2017. Entities had the option of using either a full retrospective or a modified retrospective approach to adopt the guidance.
The Company completed its detailed assessment and training program for its personnel.  Pursuant to the detailed assessment program, the Company reviewed its revenue arrangements and assessed the differences in accounting for such contracts under the new guidance as compared with prior revenue accounting guidance. Based upon review of current customer contracts, the Company concluded the implementation of the new guidance did not have a material quantitative impact on its consolidated financial statements as the timing of revenue recognition for product sales did not significantly change.
The Company adopted this guidance effective January 1, 2018 using the modified retrospective approach. Accordingly, the amounts reported in the prior period have not been restated. The new guidance did however result in additional qualitative disclosures as to the nature, amounts, and concentrations of revenue. See Note 3, "REVENUE RECOGNITION" and Note 19, "SEGMENT INFORMATION" for additional details on the application of this guidance.
In October 2016, the FASB issued guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. This guidance was effective for the Company January 1, 2018 and was applied using a modified retrospective approach through a cumulative-effect adjustment to accumulated deficit and deferred income taxes as of the effective date. The Company recorded a net cumulative-effect adjustment of $1,209 million to increase deferred income tax assets and decrease the opening balance of Accumulated deficit for the income tax consequences deferred from past intra-entity transfers involving assets other than inventory.
In January 2017, the FASB issued guidance which clarifies the definition of a business with the objective of assisting with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company prospectively applied the new definition to all transactions effective January 1, 2018.
In January 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, goodwill impairment will be measured as the amount by which a reporting unit's carrying value exceeds its fair value. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The Company has elected to adopt this guidance effective January 1, 2018. The Company tested goodwill for impairment upon adopting this guidance and recognized impairment charges of $2,213 million, related to its Salix reporting unit and Ortho Dermatologics reporting unit at January 1, 2018. See Note 8, "INTANGIBLE ASSETS AND GOODWILL".
Recently Issued Accounting Standards, Not Adopted as of March 31, 2018
In February 2016, the FASB issued guidance on leases. This guidance will increase transparency and comparability among organizations that lease buildings, equipment, and other assets by recognizing the assets and liabilities that arise from lease transactions. Current off-balance sheet leasing activities will be required to be reflected on balance sheets so that investors and other users of financial statements can more readily and accurately understand the rights and obligations associated with these transactions. Consistent with the current lease standard, the new guidance addresses two types of leases: finance leases and operating leases. Finance leases will be accounted for in substantially the same manner as capital leases are accounted for under current U.S. GAAP. Operating leases will be accounted for (both in the statement of operations and statement of cash flows) in a manner consistent with operating leases under existing U.S. GAAP. However, as it relates to the balance sheet, lessees will recognize lease liabilities based upon the present value of remaining lease payments and corresponding lease assets for operating leases with limited exception. The new guidance will also require lessees and lessors to provide additional qualitative and quantitative disclosures to help financial statement users assess the amount, timing, and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an organization’s leasing activities. In 2018, the Company has initiated its project plan for adopting this guidance, which includes a detailed assessment program and a training program for its personnel.

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

3.	REVENUE RECOGNITION
The Company’s revenues are primarily generated from product sales that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices). Other revenues include alliance and service revenue from the licensing of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 19, "SEGMENT INFORMATION" for the disaggregation of revenue which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
Product Sales
The Company recognizes revenue when the customer obtains control of promised goods or services and in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, the Company applies the five-step revenue model to contracts within its scope: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
A contract with the Company’s customers exists for each product sale. Where a contract with a customer contains more than one performance obligation, the Company allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The transaction price is adjusted for variable consideration which is discussed further below. The Company generally recognizes revenue for product sales at a point in time, when the customer obtains control of the products.
Product Sales Provisions
As is customary in the pharmaceutical industry, gross product sales are subject to a variety of deductions in arriving at reported net product sales.  The transaction price for product sales is typically adjusted for variable consideration, which may be in the form of cash discounts, allowances, returns, rebates, chargebacks and distribution fees paid to customers. Provisions for variable consideration are established to reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future period.
Provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue and include cash discounts and allowances, chargebacks, and distribution fees, which are paid to direct customers, as well as rebates and returns, which can be paid to direct and indirect customers. Returns provision balances and volume discounts to direct customers are included in Accrued and other current liabilities. All other provisions related to direct customers are included in Trade receivables, net, while provision balances related to indirect customers are included in Accrued and other current liabilities.

The following table presents the activity and ending balances of the Company’s variable consideration provisions for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2018	$167	$863	$1,094	$274	$148	$2,546
Current year provision	184	88	635	477	48	1,432
Payments or credits	(199)	(75)	(620)	(474)	(81)	(1,449)
Reserve balance, March 31, 2018	$152	$876	$1,109	$277	$115	$2,529
The Company continually monitors its variable consideration provisions and evaluates the estimates used as additional information becomes available. Adjustments will be made to these provisions periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company is required to make subjective judgments based primarily on its evaluation of current market conditions and trade inventory levels related to the Company's products. This evaluation may result in an increase or decrease in the experience rate that is applied to current and future sales, or an adjustment related to past sales, or both. If the actual amounts paid vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variance becomes known. The Company applies this method consistently for contracts with similar characteristics. The following describes the major sources of variable consideration in the Company’s customer arrangements and the methodology, estimates and judgments applied to estimate each type of variable consideration.
Cash Discounts and Allowances
Cash discounts are offered for prompt payment and allowances for volume purchases. Provisions for cash discounts are estimated at the time of sale and recorded as direct reductions to trade receivables and revenue. Management estimates the provisions for cash discounts and allowances based on contractual sales terms with customers, an analysis of unpaid invoices and historical payment experience. Estimated cash discounts and allowances have historically been predictable and less subjective, due to the limited number of assumptions involved, the consistency of historical experience and the fact that these amounts are generally settled within one month of incurring the liability.
Returns
Consistent with industry practice, customers are generally allowed to return product within a specified period of time before and after its expiration date, excluding European businesses which generally do not carry a right of return. The returns provision is estimated utilizing historical sales and return rates over the period during which customers have a right of return, taking into account available information on competitive products and contract changes. The information utilized to estimate the returns provision includes: (i) historical return and exchange levels, (ii) external data with respect to inventory levels in the wholesale distribution channel, (iii) external data with respect to prescription demand for products, (iv) remaining shelf lives of products at the date of sale and (v) estimated returns liability to be processed by year of sale based on an analysis of lot information related to actual historical returns.
In determining the estimate for returns, management is required to make certain assumptions regarding the timing of the introduction of new products and the potential of these products to capture market share. In addition, certain assumptions with respect to the extent and pattern of decline associated with generic competition are necessary. These assumptions are formulated using market data for similar products, past experience and other available information. These assumptions are continually reassessed, and changes to the estimates and assumptions are made as new information becomes available. A change of 1% in the estimated return rates would have impacted the Company’s pre-tax earnings by approximately $21 million for the three months ended March 31, 2018.
The estimate for returns may be impacted by a number of factors, but the principal factor relates to the inventory levels in the distribution channel. When management becomes aware of an increase in such inventory levels, it considers whether the increase may be temporary or other-than-temporary. Temporary increases in wholesaler inventory levels will not differ from original estimates of provision for returns. Other-than-temporary increases in wholesaler inventory levels, however, may be an indication that future product returns could be higher than originally anticipated, and, as a result, estimates for returns may need to be adjusted. Factors that suggest increases in wholesaler inventory levels are temporary include: (i) recently implemented or announced price increases for certain products; (ii) new product launches or expanded indications for existing products; and (iii) timing of purchases by wholesale customers. Conversely, factors that suggest increases in wholesaler inventory levels are other-than-temporary include: (i) declining sales trends based on prescription demand; (ii) introduction of new products or generic competition; (iii) increasing price competition from generic competitors; and (iv) recent changes to the U.S. National Drug Codes (“NDC”) of products. Changes in the NDC of products could result in a period of higher returns related to products with the old NDC, as U.S. customers generally permit only one NDC per product for identification and tracking within their inventory systems.
Rebates and Chargebacks
Product sales made under governmental and managed-care pricing programs in the U.S. are subject to rebates.  The Company participates in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby rebates are provided to participating government entities. Medicaid rebates are generally billed 45 days after the quarter, but can be billed up to 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, the Medicaid rebate reserve includes an estimate of outstanding claims for end-customer sales that occurred but for which the related claim has not been billed and/or paid, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. The calculation of the Medicaid rebate reserve also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. A change of 1% in the volume of product sold through to Medicaid plan participants would have impacted the Company’s pre-tax earnings by approximately $22 million for the three months ended March 31, 2018. Quarterly, the Medicaid rebate reserve is adjusted based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of that reserve for several periods.
Managed Care rebates relate to contractual agreements to sell products to managed care organizations and pharmacy benefit managers at contractual rebate percentages in exchange for volume and/or market share.
Chargebacks relate to contractual agreements to sell products to government agencies, group purchasing organizations and other indirect customers at contractual prices that are lower than the list prices the Company charges wholesalers. When these group purchasing organizations or other indirect customers purchase products through wholesalers at these reduced prices, the wholesaler charges the Company for the difference between the prices they paid the Company and the prices at which they sold the products to the indirect customers.
In estimating provisions for rebates and chargebacks, management considers relevant statutes with respect to governmental pricing programs and contractual sales terms with managed-care providers and group purchasing organizations. Management estimates the amount of product sales subject to these programs based on historical utilization levels. Changes in the level of utilization of products through private or public benefit plans and group purchasing organizations will affect the amount of rebates and chargebacks that the Company is obligated to pay. Management continually updates these factors based on new contractual or statutory requirements, and any significant changes in sales trends that may impact the percentage of products subject to rebates or chargebacks.
The amount of Managed Care, Medicaid and other rebates and chargebacks has become more significant as a result of a combination of deeper discounts due to the price increases implemented in each of the last three years, changes in the Company’s product portfolio due to recent acquisitions and increased Medicaid utilization due to expansion of government funding for these programs. Management’s estimate for rebates and chargebacks may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel.
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Accordingly, the Company generally assumes that adjustments made to rebate provisions relate to sales made in the prior years due to the delay in billing. However, the Company assumes that adjustments made to chargebacks are generally related to sales made in the current year, as these amounts are settled within a few months of original sale. Adjustments to actual for the three months ended March 31, 2018 and 2017 were not material to the Company’s revenues or earnings.
Patient Co-Pay Assistance programs, Consumer Rebates and Loyalty Programs are rebates offered on many of the Company’s products. Patient Co-Pay Assistance Programs are patient discount programs offered in the form of coupon cards or point of sale discounts which patients receive certain discounts off their prescription at participating pharmacies, as defined by the specific product program. An accrual for these programs is established, equal to management’s estimate of the discount, rebate and loyalty incentives attributable to a sale. That estimate is based on historical experience and other relevant factors. The accrual is adjusted throughout each quarter based on actual experience and changes in other factors, if any, to ensure the balance is fairly stated.
Distribution Fees
The Company sells product primarily to wholesalers, and in some instances to large pharmacy chains such as CVS and Wal-Mart. The Company has Distribution Services Agreements ("DSAs") with several large wholesale customers such as McKesson Corporation, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Specialty. Under the DSAs, the wholesalers agree to provide services, and the Company pays the contracted DSA distribution service fees for these services based on product volumes. Additionally, price appreciation credits are generated when the Company increases a product’s wholesaler acquisition cost (“WAC”) under contracts with certain wholesalers. Under such contracts, the Company is entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are offset against the total distribution service fees paid to each such wholesaler. The variable consideration associated with price appreciation credits is reflected in the transaction price of products sold when it is determined to be probable that a significant reversal will not occur. Net revenue from price appreciation credits for the three months ended March 31, 2018 was $15 million and is included as a deduction to distribution fees in the table above of the Company's variable consideration provisions.
Contract Assets and Contract Liabilities
There are no contract assets for any period presented. Contract liabilities consist of deferred revenue, the balance of which is not material to any period presented.
Sales Commissions
The Company expenses sales commissions when incurred because the amortization period would have been less than one year. Sales commissions are included in selling, general and administrative expenses.
Financing Component
The Company has elected not to adjust consideration for the effects of a significant financing component when the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less. The Company's global payment terms are generally between thirty to ninety days.

4.	DIVESTITURES
In 2017, the Company divested certain businesses and assets, which, in each case, were not aligned with its core business objectives.
CeraVe®, AcneFree™ and AMBI® skincare brands
On March 3, 2017, the Company completed the sale of its interests in the CeraVe®, AcneFree™ and AMBI® skincare brands for $1,300 million in cash (the “Skincare Sale”), subject to the finalization of certain working capital provisions. The CeraVe®, AcneFree™ and AMBI® skincare business was part of the Bausch + Lomb/International segment and was reclassified as held for sale as of December 31, 2016. Included in Other expense (income), net for the three months ended March 31, 2017 is the Gain on the Skincare Sale of $319 million. The working capital provisions were finalized during 2017 and the Gain on the Skincare Sale was adjusted to $309 million.
Dendreon Pharmaceuticals LLC
On June 28, 2017, the Company completed the sale of all outstanding equity interests in Dendreon Pharmaceuticals LLC (formerly Dendreon Pharmaceuticals, Inc.) (“Dendreon”) for $845 million in cash (the “Dendreon Sale”), as adjusted. Dendreon was part of the Branded Rx segment and was reclassified as held for sale as of December 31, 2016. Included in Other (income) expense, net is the Gain on the Dendreon Sale of $97 million, as adjusted, in the three months ended June 30, 2017 consolidated statement of operations.
iNova Pharmaceuticals
On September 29, 2017, the Company completed the sale of its Australian-based iNova Pharmaceuticals (“iNova”) business for $938 million in cash (the “iNova Sale”), as adjusted, and subject to the finalization of certain working capital provisions.

iNova markets a diversified portfolio of weight management, pain management, cardiology and cough and cold prescription and OTC products in more than 15 countries, with leading market positions in Australia and South Africa, as well as an established platform in Asia. The Company will continue to operate in these geographies through the Bausch + Lomb franchise. The iNova business was part of the Bausch + Lomb/International segment and was reclassified as held for sale as of December 31, 2016. Included in Other expense (income), net is the Gain on the iNova Sale of $309 million, as adjusted, in the three months ended September 30, 2017 consolidated statement of operations.
Obagi Medical Products, Inc.
On November 9, 2017, certain of the Company's affiliates completed the sale of its Obagi Medical Products, Inc. (“Obagi”) business for $190 million in cash (the “Obagi Sale”). Obagi is a global specialty skin care pharmaceutical business with products focused on premature skin aging, skin damage, hyperpigmentation, acne and sun damage which are primarily available through dermatologists, plastic surgeons and other skin care professionals. The Obagi business was part of the U.S. Diversified Products segment and was reclassified as held for sale as of March 31, 2017. The carrying value of the Obagi business, including associated goodwill, was adjusted to its estimated fair value less costs to sell and an impairment of $103 million was recognized in Asset impairments in the year ended December 31, 2017 consolidated statement of operations. Included in Other (income) expense, net is a $13 million loss related to this transaction in the 2017 consolidated statement of operations.
Sprout Pharmaceuticals, Inc.
On December 20, 2017, the Company completed the sale of all outstanding equity interests in Sprout Pharmaceuticals, Inc. ("Sprout") to a buyer affiliated with certain former shareholders of Sprout (the “Sprout Sale”), in exchange for a 6% royalty on global sales of Addyi® (flibanserin 100 mg) beginning June 2019. In connection with the completion of the Sprout Sale, the terms of the October 2015 merger agreement relating to the Company's acquisition of Sprout were amended to terminate the Company's ongoing obligation to make future royalty payments associated with the Addyi® product, as well as certain related provisions (including the obligation to make certain marketing and other expenditures). In connection with the completion of the Sprout Sale, the litigation against the Company, initiated on behalf of the former shareholders of Sprout, which disputed the Company's compliance with certain contractual terms of that same merger agreement with respect to the use of certain diligent efforts to develop and commercialize the Addyi® product (including a disputed contractual term with respect to the spend of no less than $200 million in certain expenditures), was dismissed with prejudice. In connection with the completion of the Sprout Sale, the Company issued the buyer a five-year $25 million loan for initial operating expenses. Addyi®, a once-daily, non-hormonal tablet approved for the treatment of acquired, generalized hypoactive sexual desire disorder in premenopausal women, was Sprout's only approved and commercialized product. Sprout was part of the Branded Rx segment and was reclassified as held for sale as of September 30, 2017. The carrying value of the Sprout business, including associated goodwill, was adjusted to its estimated fair value less costs to sell and a $352 million impairment was recognized in Asset impairments in the year ended December 31, 2017 consolidated statement of operations. Upon consummation of the transaction, a loss of $98 million was recognized in Other (income) expense, net in the 2017 consolidated statement of operations. The Company will recognize the agreed upon 6% royalty of global sales of Addyi® beginning in June 2019 as these royalties become due, as the Company does not recognize contingent payments until such amounts are realizable.
Assets Held For Sale
At March 31, 2018, included in Prepaid expenses and other current assets and Other non-current assets are assets held for sale of $12 million and $10 million, and included in Accrued and other current liabilities and Other non-current liabilities are liabilities held for sale of $3 million and $1 million, respectively. At December 31, 2017, included in Other non-current assets are assets held for sale of $12 million.

5.	RESTRUCTURING AND INTEGRATION COSTS
In connection with acquisitions prior to 2016, the Company implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings. These measures included: (i) workforce reductions company-wide and other organizational changes, (ii) closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, sales offices and corporate facilities, (iii) leveraging research and development spend and (iv) procurement savings. The remaining liability associated with these Restructuring and integration costs as of March 31, 2018 was $38 million.

During the three months ended March 31, 2018, the Company incurred $6 million of Restructuring and integration costs. These costs included: (i) $4 million of severance costs and (ii) $2 million of facility closure costs. The Company made payments of $6 million for the three months ended March 31, 2018.
During the three months ended March 31, 2017, the Company incurred $18 million of Restructuring and integration costs. These costs included: (i) $12 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $4 million of severance costs and (iii) $2 million of facility closure costs. These costs primarily related to restructuring and integration costs for other smaller acquisitions. The Company made payments of $28 million for the three months ended March 31, 2017.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$361	$326	$35	$—	$265	$230	$35	$—
Restricted cash	$—	$—	$—	$—	$77	$77	$—	$—
Liabilities:
Acquisition-related contingent consideration	$(378)	$—	$—	$(378)	$(387)	$—	$—	$(387)
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased, primarily including money market funds, reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
Restricted cash of $77 million as of December 31, 2017 was deposited with a bank as collateral to secure a bank guarantee. On January 9, 2018, the cash collateral of $77 million of Restricted cash was returned to the Company in exchange for a $77 million letter of credit.
There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2018.

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
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018:

(in millions)
Balance, January 1, 2018		$387
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$6
Fair value adjustments due to changes in estimates of future payments	(4)
Acquisition-related contingent consideration		2
Foreign currency translation adjustment included in other comprehensive loss		1
Payments		(12)
Balance, March 31, 2018		378
Current portion included in Accrued and other current liabilities		58
Non-current portion		$320
Fair Value of Long-term Debt
The fair value of long-term debt as of March 31, 2018 and December 31, 2017 was $24,471 million and $25,385 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.	INVENTORIES
The components of inventories, net of allowances for obsolescence were as follows:

(in millions)	March 31, 2018	December 31, 2017
Raw materials	$290	$276
Work in process	134	146
Finished goods	618	626
	$1,042	$1,048

8.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets were as follows:

	March 31, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$20,973	$(9,984)	$10,989	$20,913	$(9,281)	$11,632
Corporate brands	938	(212)	726	933	(179)	754
Product rights/patents	3,307	(2,396)	911	3,310	(2,346)	964
Partner relationships	183	(176)	7	179	(169)	10
Technology and other	214	(165)	49	214	(147)	67
Total finite-lived intangible assets	25,615	(12,933)	12,682	25,549	(12,122)	13,427
Acquired IPR&D not in service	84	—	84	86	—	86
Bausch + Lomb Trademark	1,698	—	1,698	1,698	—	1,698
	$27,397	$(12,933)	$14,464	$27,333	$(12,122)	$15,211
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.
Asset impairments for the three months ended March 31, 2018 include: (i) an impairment of $34 million reflecting decreases in forecasted sales for a certain product line due to generic competition, (ii) impairments of $6 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and revisions to forecasted sales and (iii) $4 million related to assets being classified as held for sale.
Asset impairments for the three months ended March 31, 2017 include (i) impairments of $96 million to assets classified as held for sale and (ii) impairments of $36 million to certain product/patent assets associated with the discontinuance of a specific product line not aligned with the focus of the Company's core businesses.
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
In connection with an ongoing litigation matter between the Company and potential generic competitors to the branded drug Uceris® Tablet, the Company performed an impairment test of its Uceris® Tablet related intangible assets. As the undiscounted expected cash flows from the Uceris® Tablet exceed the carrying value of the Uceris® Tablet related intangible assets, no impairment exists as of March 31, 2018. However, if market conditions or legal outcomes differ from the Company’s assumptions, or if the Company is unable to execute its strategies, it may be necessary to record an impairment charge equal to the difference between the fair value and carrying value of the Uceris® Tablet related intangible assets. As of March 31, 2018, the carrying value of Uceris® Tablet related intangible assets was $506 million.

Estimated amortization expense, for the remainder of 2018 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)
April through December 2018	$2,173
2019	2,672
2020	2,331
2021	2,012
2022	1,840
2023	638
Thereafter	1,016
Total	$12,682
Goodwill
The changes in the carrying amounts of goodwill during the three months ended March 31, 2018 and the year ended December 31, 2017 were as follows:

(in millions)	Bausch + Lomb/ International	Branded Rx	U.S. Diversified Products	Total
Balance, December 31, 2016	$5,499	$7,265	$3,030	$15,794
Realignment of segment goodwill	264	(264)	—	—
Balance, January 1, 2017	5,763	7,001	3,030	15,794
Goodwill reclassified to assets held for sale and subsequently disposed	(30)	(61)	(84)	(175)
Impairment	—	(312)	—	(312)
Foreign exchange and other	283	3	—	286
Balance, December 31, 2017	6,016	6,631	2,946	15,593
Impairment	—	(2,213)	—	(2,213)
Realignment of Global Solta reporting unit goodwill	(82)	115	(33)	—
Goodwill reclassified to assets held for sale	(2)	—	—	(2)
Foreign exchange and other	54	—	—	54
Balance, March 31, 2018	$5,986	$4,533	$2,913	$13,432
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
The Company forecasts cash flows for each reporting unit and takes into consideration economic conditions and trends, estimated future operating results, management's and a market participant's view of growth rates and product lives, and anticipates future economic conditions. Revenue growth rates inherent in these forecasts were based on input from internal and external market research that compare factors such as growth in global economies, recent industry trends and product life-cycles. Macroeconomic factors such as changes in economies, changes in the competitive landscape including the unexpected loss of exclusivity to the Company's product portfolio, changes in government legislation, product life-cycles, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets. Accordingly, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
2017
2017 Realignment of Segment Structure
Effective for the first quarter of 2017, the revenues and profits from the Company's operations in Canada were reclassified. In connection with this change, the prior-period presentation of segment goodwill has been recast to conform to the current reporting structure, of which $264 million of goodwill as of December 31, 2016 was reclassified from the Branded Rx segment to the Bausch + Lomb/International segment. No facts or circumstances were then identified in connection with this change in alignment that would suggest an impairment exists.
2017 Impairment
On December 20, 2017, the Company completed the sale of Sprout to a buyer affiliated with certain former shareholders of Sprout. Sprout was part of the Branded Rx segment and was reclassified as held for sale as of September 30, 2017. As the Sprout business represented only a portion of a Branded Rx reporting unit, the Company assessed the remaining reporting unit for impairment and determined the carrying value of the remaining reporting unit exceeded its fair value. After completing step two of the impairment testing, the Company determined and recorded a goodwill impairment charge of $312 million during the three months ended September 30, 2017.
2018
Adoption of New Accounting Guidance for Goodwill Impairment Testing
In January 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, goodwill impairment will be measured as the amount by which a reporting unit's carrying value exceeds its fair value. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The Company has elected to adopt this guidance effective January 1, 2018.
Upon adopting the new guidance, the Company tested goodwill for impairment and determined that the carrying value of the Salix reporting unit exceeded its fair value. As a result of the adoption of new accounting guidance, the Company recognized a goodwill impairment of $1,970 million associated with the Salix reporting unit.
As of October 1, 2017, the date of the 2017 annual impairment test, the fair value of the Ortho Dermatologics reporting unit exceeded its carrying value. However, at January 1, 2018, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value. Unforeseen changes in the business dynamics of the Ortho Dermatologics reporting unit, such as: (i) changes in the dermatology sector, (ii) increased pricing pressures from third-party payors, (iii) additional risks to the exclusivity of certain products and (iv) an expected longer launch cycle for a new product, were factors that negatively impacted the reporting unit's operating results beyond management's expectations as of October 1, 2017, when the Company performed its annual goodwill impairment test. In response to these adverse business indicators, the Company reduced its near and long term financial projections for the Ortho Dermatologics reporting unit. As a result of the reductions in the near and long term financial projections, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at January 1, 2018 and the Company recognized a goodwill impairment of $243 million.
As of January 1, 2018, the fair value of all other reporting units exceeded their respective carrying value by more than 15%.
2018 Realignment of Solta Business
Effective March 1, 2018, revenues and profits from the U.S. Solta business included in the U.S. Diversified Products segment in prior periods and revenues and profits from the international Solta business included in the Bausch + Lomb/International segment in prior periods, are reported in new Global Solta reporting unit as part of the Branded Rx segment. As a result of the realignment, $115 million of goodwill was reallocated to the new Global Solta reporting unit and the Company assessed the impact on the fair values of each of the reporting units affected. After considering, among other matters: (i) the limited period of time between last impairment test (January 1, 2018) and the realignment (March 1, 2018), (ii) the results of the last impairment test and (iii) the amount of goodwill reallocated to the new Global Solta reporting unit, the Company did not identify any indicators of impairment as result of the realignment.
No additional events occurred or circumstances changed during the period January 1, 2018 (the date goodwill was last tested for impairment) through March 31, 2018 that would indicate that the fair value of any reporting unit might be below its carrying value. As no additional events occurred or circumstances changed since the January 1, 2018 impairment test, management concluded that the fair value of the Salix and Ortho Dermatologics reporting units continue to only marginally exceed their carrying values.  Therefore, the Company will perform qualitative interim assessments of the respective carrying values and fair values of the Salix and Ortho Dermatologics reporting units during the current year to determine if impairment testing of goodwill will be warranted. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and those charges can be material.

9.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities were as follows:

(in millions)	March 31, 2018	December 31, 2017
Product rebates	$1,109	$1,094
Product returns	876	863
Interest	366	324
Employee compensation and benefit costs	231	259
Income taxes payable	190	202
Other	788	952
	$3,560	$3,694

10.	FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of discounts and issuance costs consists of the following:

		March 31, 2018		December 31, 2017
(in millions)	Maturity	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Senior Secured Credit Facilities:
Revolving Credit Facility	April 2018	$—	$—	$—	$—
Revolving Credit Facility	April 2020	250	250	250	250
Series F Tranche B Term Loan Facility	April 2022	3,315	3,225	3,521	3,420
Senior Secured Notes:
6.50% Secured Notes	March 2022	1,250	1,236	1,250	1,235
7.00% Secured Notes	March 2024	2,000	1,976	2,000	1,975
5.50% Secured Notes	November 2025	1,750	1,729	1,750	1,729
Senior Unsecured Notes:
5.375%	March 2020	691	688	1,708	1,699
7.00%	October 2020	—	—	71	71
6.375%	October 2020	296	294	661	656
7.50%	July 2021	1,625	1,616	1,625	1,615
6.75%	August 2021	578	575	650	648
5.625%	December 2021	900	896	900	896
7.25%	July 2022	550	545	550	545
5.50%	March 2023	1,000	994	1,000	993
5.875%	May 2023	3,250	3,226	3,250	3,224
4.50% euro-denominated debt	May 2023	1,848	1,835	1,801	1,787
6.125%	April 2025	3,250	3,223	3,250	3,222
9.00%	December 2025	1,500	1,466	1,500	1,464
9.25%	April 2026	1,500	1,480	—	—
Other	Various	14	14	15	15
Total long-term debt and other		$25,567	25,268	$25,752	25,444
Less: Current portion of long-term debt and other			2		209
Non-current portion of long-term debt			$25,266		$25,235
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
As of March 31, 2018, the Company was in compliance with all financial maintenance covenants related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements and the amendments that have been executed, expects to remain in compliance with its financial maintenance covenants and meet its debt service obligations over that same period.

The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenants and may take other actions to reduce its debt levels to align with the Company’s long term strategy, including divesting other businesses and refinancing debt as deemed appropriate.
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Credit Agreement”) with a syndicate of financial institutions and investors, as lenders. As of January 1, 2017, the Credit Agreement provided for: (i) a $1,500 million Revolving Credit Facility maturing on April 20, 2018, which included a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans and (ii) a series of term loans maturing during the years 2016 through 2022.
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

On March 28, 2017, the Company entered into Amendment No. 15 to the Credit Agreement (“Amendment No. 15”) which provided for the extension of the maturity date of $1,190 million of revolving credit commitments under the Revolving Credit Facility from April 20, 2018 to the earlier of: (i) April 20, 2020 and (ii) the date that is 91 calendar days prior to the scheduled maturity of any series or tranche of term loans under the Credit Agreement, certain Senior Secured Notes or Senior Unsecured Notes and any other indebtedness for borrowed money in excess of $750 million (the "Extended Revolving Maturity Date"). Amendment No. 15 was accounted for in part as a debt modification, whereby the fees paid to lenders agreeing to extend their commitment through April 20, 2020 and the fees paid to lenders providing additional commitments were recognized as additional debt issuance costs and are being amortized over the remaining term of the Revolving Credit Facility. Amendment No. 15 was accounted for in part as an extinguishment of debt and the Company incurred a Loss on extinguishment of debt of $1 million representing the unamortized debt issuance costs associated with the commitments canceled by lenders in the amendment. On April 19, 2018, the Company entered into Amendment No. 17 to the Credit Agreement which provided for the extension of the maturity date of an additional $60 million of revolving credit commitments under the Revolving Credit Facility from April 20, 2018 to the Extended Revolving Maturity Date consistent with the terms of Amendment No. 15 outlined above. The remaining $250 million of revolving credit commitments under the Revolving Credit Facility matured on April 20, 2018.
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
As of March 31, 2018, the Company had $250 million of outstanding borrowings, $169 million of issued and outstanding letters of credit, and remaining availability of $1,081 million under its Revolving Credit Facility.
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
The applicable interest rate margins for borrowings under the Revolving Credit Facility are 2.25%-2.75% with respect to base rate borrowings and 3.25%-3.75% with respect to LIBO rate borrowings.  As of March 31, 2018, the stated rate of interest on the Revolving Credit Facility was 6.02% per annum. In addition, the Company is required to pay commitment fees of 0.50% per annum with respect to the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBO rate borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
The applicable interest rate margins for the Series F Tranche B Term Loan Facility are 2.50% with respect to base rate borrowings and 3.50% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor.  As of March 31, 2018, the stated rate of interest on the Company’s borrowings under the Series F Tranche B Term Loan Facility was 5.24% per annum.

As of March 31, 2018, there were no quarterly amortization repayments for the Senior Secured Credit Facilities.
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
Upon the occurrence of a change in control (as defined in the indentures governing the Senior Secured Notes), unless the Company has exercised its right to redeem all of the notes of a series, holders of the Senior Secured Notes may require the Company to repurchase such holder’s notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest.
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
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by the Company’s subsidiary, Valeant Pharmaceuticals International (“Valeant”) are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and Valeant, if any, may be required to guarantee the Senior Unsecured Notes.

If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
6.75% Senior Unsecured Notes due 2018
As part of the March 2017 Refinancing Transactions, the Company completed a tender offer to repurchase $1,100 million in aggregate principal amount of the 6.75% Senior Unsecured Notes due August 2018 (the “August 2018 Unsecured Notes”) for total consideration of approximately $1,132 million plus accrued and unpaid interest through March 20, 2017. Loss on extinguishment of debt during the three months ended March 31, 2017 associated with the repurchase of the August 2018 Unsecured Notes was $36 million representing the difference between the amount paid to settle the debt and the debt’s carrying value.
On August 15, 2017, the Company repurchased the remaining $500 million of outstanding August 2018 Unsecured Notes using cash on hand, plus accrued and unpaid interest.
7.00% Senior Unsecured Notes due 2020, 6.375% Senior Unsecured Notes due 2020, 5.375% Senior Unsecured Notes due 2020 and 6.75% Senior Unsecured Notes due 2021
On October 17, 2017, as part of the October 2017 Refinancing Transactions, the Company repaid $431 million and $569 million in principal amount of the 7.00% Senior Unsecured Notes due 2020 (the “7.00% October 2020 Unsecured Notes”) and 6.375% Senior Unsecured Notes due 2020 (the “6.375% October 2020 Unsecured Notes”), respectively.
On December 18, 2017, as part of the December 2017 Refinancing Transactions (as defined below), the Company repaid $188 million, $1,021 million and $291 million principal amount of the 7.00% October 2020 Unsecured Notes, 6.375% October 2020 Unsecured Notes and 5.375% Senior Unsecured Notes due 2020 (the "March 2020 Unsecured Notes"), respectively.
On March 26, 2018, as part of the March 2018 Refinancing Transactions (as defined below), the Company repaid $1,017 million, $365 million and $72 million of the March 2020 Unsecured Notes, 6.375% October 2020 Unsecured Notes and the 6.75% Senior Unsecured Notes due 2021(the "August 2021 Unsecured Notes"), respectively.
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
9.25% Senior Unsecured Notes due 2026 - March 2018 Refinancing Transactions
On March 26, 2018, Valeant issued $1,500 million in aggregate principal amount of 9.25% Senior Unsecured Notes due 2026 (the “April 2026 Unsecured Notes”) in a private placement, a portion of the proceeds of which were used to repurchase $1,454 million in aggregate principal amount of unsecured notes which consisted of: (i) $1,017 million in principal amount of the March 2020 Unsecured Notes, (ii) $365 million in principal amount of the 6.375% October 2020 Unsecured Notes and (iii) $72 million in principal amount of the August 2021 Unsecured Notes. All fees and expenses associated with these transactions were paid with cash on hand. On April 12, 2018, Valeant issued a 30-day notice to redeem an additional $150 million in principal amount of 6.375% October 2020 Unsecured Notes using cash on hand. The April 2026 Unsecured Notes accrue interest at the rate of 9.25% per year, payable semi-annually in arrears on each of April 1 and October 1.
Valeant may redeem all or a portion of the April 2026 Unsecured Notes at any time prior to April 1, 2022, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to April 1, 2021, Valeant may redeem up to 40% of the aggregate principal amount of the outstanding April 2026 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the April 2026 Unsecured Notes indenture. On or after April 1, 2022, Valeant may redeem all or a portion of the April 2026 Unsecured Notes at the applicable redemption prices set forth in the April 2026 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.

Weighted Average Stated Rate of Interest
The weighted average stated rate of interest as of March 31, 2018 and December 31, 2017 was 6.32% and 6.07%, respectively.
Maturities
Maturities of debt obligations for the period April through December 2018, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
April through December 2018	$2
2019	—
2020	1,237
2021	3,103
2022	5,115
2023	6,098
Thereafter	10,012
Total gross maturities	25,567
Unamortized discounts	(299)
Total long-term debt and other	$25,268
During the three months ended March 31, 2018, the Company made aggregate repayments of long-term debt of $1,731 million, which consisted of: (i) $206 million of repayments of term loans under its Senior Secured Credit Facilities and (ii) $1,525 million of Senior Unsecured Notes outstanding. During the three months ended March 31, 2018, the Company incurred $1,500 million of principal amount long-term debt, consisting of Senior Unsecured Notes.

11.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries. The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three months ended March 31, 2018 and 2017:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Three Months Ended March 31,
(in millions)	2018	2017	2018	2017	2018	2017
Service cost	$—	$1	$1	$—	$—	$—
Interest cost	2	2	1	1	—	1
Expected return on plan assets	(4)	(3)	(1)	(1)	—	—
Amortization of prior service credit	—	—	—	—	—	(1)
Net periodic (benefit) cost	$(2)	$—	$1	$—	$—	$—
During the three months ended March 31, 2018, the Company contributed $1 million, $2 million, and $1 million to the U.S. pension benefit plans, the non-U.S. pension benefit plans, and the postretirement benefit plan, respectively. The Company expects to contribute $5 million, $7 million, and $6 million in 2018 to the U.S. pension benefit plans, the non-U.S. pension benefit plans, and the postretirement benefit plan, respectively, inclusive of amounts contributed during the three months ended March 31, 2018.

12.	SHARE-BASED COMPENSATION
In May 2014, the shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced the Company’s 2011 Omnibus Incentive Plan (the "2011 Plan") for future equity awards granted by the Company. The maximum number of common shares that may be issued to participants under the 2014 Plan is equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered, in the aggregate, 20,000,000 common shares of common stock for issuance under the 2014 Plan. Approximately 1,968,000 common shares were available for future grants as of March 31, 2018. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
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
The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in millions)	2018	2017
Stock options	$5	$5
RSUs	16	23
	$21	$28

Research and development expenses	$2	$2
Selling, general and administrative expenses	19	26
	$21	$28
During the three months ended March 31, 2018 and 2017, the Company granted approximately 2,065,000 stock options with a weighted-average exercise price of $15.32 per option and approximately 1,451,000 stock options with a weighted-average exercise price of $14.38 per option, respectively. The weighted-average fair values of all stock options granted to employees during the three months ended March 31, 2018 and 2017 were $7.82 and $5.97, respectively.
During the three months ended March 31, 2018 and 2017, the Company granted approximately 2,449,000 time-based RSUs with a weighted-average grant date fair value of $16.75 per RSU and approximately 3,072,000 time-based RSUs with a weighted-average grant date fair value of $11.69 per RSU, respectively.
During the three months ended March 31, 2018 and 2017, the Company granted approximately 877,000 and 409,000 performance-based RSUs, consisting of approximately 469,000 and 205,000 units of TSR performance-based RSUs with an average grant date fair value of $29.35 and $16.41 per RSU and approximately 408,000 and 204,000 units of ROTC performance-based RSUs with a weighted-average grant date fair value of $18.80 and $15.82 per RSU, respectively.
The granted stock options, time-based RSUs and performance-based RSUs for the three months ended March 31, 2018, includes long-term incentive awards granted to the Company’s Chief Executive Officer ("CEO") which had an aggregate value of $10 million. In connection with his award, approximately 933,000 performance-based RSUs received by the CEO upon his hire in 2016 were cancelled, and the shares underlying those performance-based RSUs were permanently retired and are not available for future grants under the 2014 Plan. The CEO's long-term incentive award is accounted for as an award modification whereby the Company continues to recognize the unamortized compensation associated with the original award plus the incremental fair value of the new award measured at the date of grant, over the vesting period of the new award.

As of March 31, 2018, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $149 million, which will be amortized over a weighted-average period of 2.29 years.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were as follows:

(in millions)	March 31, 2018	December 31, 2017
Foreign currency translation adjustments	$(1,833)	$(1,877)
Pension and postretirement benefit plan adjustments, net of tax	(19)	(19)
	$(1,852)	$(1,896)
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
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs are as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Product related research and development	$83	$86
Quality assurance	9	10
	$92	$96

15.	OTHER EXPENSE (INCOME), NET
Other expense (income), net were as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Gain on the Skincare Sale (Note 4)	$—	$(319)
Net gain on other sales of assets	—	2
Litigation and other matters	11	76
Other, net	—	1
	$11	$(240)

16.	INCOME TAXES
For interim financial statement purposes, U.S. GAAP income tax expense/benefit related to ordinary income is determined by applying an estimated annual effective income tax rate against the Company's ordinary income. Income tax expense/benefit related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of the Company's annual effective income tax rate requires the use of management forecasts and other estimates, a projection of jurisdictional taxable income and losses, application of statutory income tax rates, and an evaluation of valuation allowances. The estimate of tax expense in 2018 includes an estimate of the effects of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) including both GILTI and BEAT (further discussed below). The Company's estimated annual effective income tax rate may be revised, if necessary, in each interim period.
Benefit from income taxes for the three months ended March 31, 2018 was $3 million and included: (i) $7 million of income tax benefit for the Company's ordinary loss during the three months ended March 31, 2018 and (ii) $4 million of net income tax expense for discrete items. The net income tax expense for discrete items includes: (i) a $3 million tax charge related to internal restructurings and (ii) a $2 million tax benefit related to changes in uncertain tax positions.
Benefit from income taxes for the three months ended March 31, 2017 was $924 million and included: (i) $35 million of income tax benefit for the Company's ordinary loss for the three months ended March 31, 2017 and (ii) $889 million of net income tax benefit for discrete items. The net income tax benefit for discrete items includes: (i) a $1,543 million benefit related to for the establishment of a deferred tax asset on the outside basis difference between members of the Company’s U.S. consolidated tax group that is expected to be realized, (ii) a $635 million charge for the impact of internal restructuring transactions, (iii) a $76 million charge for the Company’s divestitures and (iv) a benefit relating to the litigation matters accrual recorded during the three months ended March 31, 2017.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $2,108 million and $2,001 million as of March 31, 2018 and December 31, 2017, respectively. The increase was primarily due to continued losses in Canada. The Company will continue to assess the need for a valuation allowance on a go-forward basis.
As of March 31, 2018 and December 31, 2017, the Company had $612 million and $598 million of unrecognized tax benefits, which included $42 million and $41 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of March 31, 2018, $284 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that unrecognized tax benefits resolved within the next 12 months will not be material.
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
The Tax Act also includes two new U.S. tax base erosion provisions: (i) the base-erosion and anti-abuse tax (“BEAT”) and (ii) the global intangible low-taxed income (“GILTI”). BEAT provides a minimum tax on U.S. tax deductible payments made to related foreign parties after December 31, 2017. GILTI requires an entity to include in its U.S. taxable income the earnings of its foreign subsidiaries in excess of an allowable return on each foreign subsidiary’s depreciable tangible assets. Accounting guidance provides that the impacts of this provision can be included in the consolidated financial statements either by recording the impacts in the period in which GILTI has been incurred or by adjusting deferred tax assets or liabilities in the period of enactment related to basis differences expected to reverse as a result of the GILTI provisions in future years. The Company has provisionally elected to provide for the GILTI tax in the period in which it is incurred and, therefore, the 2017 benefit for income taxes did not include a provision for GILTI. The estimate of tax expense in 2018 includes an estimate of the effects of the Tax Act including both GILTI and BEAT.
As part of the Tax Act, the Company’s U.S. interest expense is subject to limitation rules which limit U.S. interest expense to 30% of adjusted taxable income, defined similar to EBITDA (through 2021) and then EBIT thereafter. Disallowed interest can be carried forward indefinitely and any unused interest deduction assessed for recoverability. The Company considered such provisions in the 2018 annual estimated effective rate assessment and expects to fully utilize any interest carry forwards in future periods.
The Company has provided for income taxes, including the impacts of the Tax Act, in accordance with the accounting guidance issued through the date of the issuance of these consolidated financial statements. In accordance with accounting guidance, the Company has provisionally provided for the income tax effects of the Tax Act as of December 31, 2017 and will finalize the provisional amounts associated with the Tax Act within one year of its enactment, December 22, 2018.
The Company’s income tax benefit for the year 2017 included provisional net tax benefits of $975 million attributable to the Tax Act which included: (i) the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future of $774 million, (ii) the one-time Transition Toll Tax of $88 million and (iii) the decrease in deferred tax assets attributable to certain legal accruals, the deductibility of which is uncertain for U.S. federal income tax purposes, of $10 million. The Company has provisionally utilized net operating losses (“NOLs”) to offset the provisionally determined $88 million Transition Toll Tax and therefore no amount is recorded as payable. The Company has previously provided for residual U.S. federal income tax on its outside basis differences in certain foreign subsidiaries; however, as the Company's residual U.S. federal tax liability was $299 million prior to the law change, the Company recognized a deferred tax benefit of $299 million in the fourth quarter of 2017.
The provisional amounts included in the Company's Benefit from income taxes for the year 2017, including the Transition Toll Tax, will be finalized once a full assessment can be completed. Differences between the provisional net income tax benefit as provided in 2017 and the benefit or provision for income taxes when finalized, will be recognized in the period finalized as additional income tax provision or benefit. The effects of the Tax Act were recorded as provisional estimates, in part, because of expected future guidance from the SEC, the U.S. Internal Revenue Service, and various state and local governments. During the three months ended March 31, 2018, the Company has not made any material revisions to the provisional amounts as it continues its assessment and expects future guidance from the accounting regulatory bodies, the U.S. Internal Revenue Service and various state and local governments. Differences between the provisional benefit from income taxes as provided in 2017 and the benefit or provision for income taxes when those provisional amounts are finalized in 2018 are expected, and those differences could be material.
The Company continues to be under examination by the Canada Revenue Agency. The Company’s position with regard to proposed audit adjustments has not changed as of March 31, 2018 and the total proposed adjustment continues to result in a loss of tax attributes which are subject to a full valuation allowance.
The Internal Revenue Service completed its examinations of the Company’s U.S. consolidated federal income tax returns for the years 2013 and 2014. There were no material adjustments to the Company's taxable income as a result of these examinations. The Company has filed tax returns which used a capital loss generated in 2017 to offset capital gains generated in 2014. As these tax returns were filed subsequent to the commencement of the examination by the Internal Revenue Service, the Company’s 2014 tax year cannot be closed commensurate with the examination’s conclusion. The Company's U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2002 to 2016.
The Company’s subsidiaries in Australia are under audit by the Australian Tax Office for various years beginning in 2010. On August 8, 2017, the Australian Taxation Office issued a notice of assessment for the tax years 2011 through 2017 in the aggregate amount of $117 million, which includes penalties and interest. The Company disagrees with the assessment and continues to believe that its tax positions are appropriate and supported by the facts, circumstances and applicable laws. The Company intends to defend its tax position in this matter vigorously and has filed a holding objection against the assessment by the Australian Taxation Office and has secured a bank guarantee to cover any potential cash outlays regarding this assessment.
Certain affiliates of the Company in regions outside of Canada, the U.S. and Australia are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain tax benefits. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's consolidated financial statements.

17.	(LOSS) EARNINGS PER SHARE
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc. were calculated as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2018	2017
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(2,693)	$628

Basic weighted-average number of common shares outstanding	350.7	349.8
Diluted effect of stock options, RSUs and other	—	0.7
Diluted weighted-average number of common shares outstanding	350.7	350.5

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(7.68)	$1.80
Diluted	$(7.68)	$1.79
During the three months ended March 31, 2018, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been as follows:

(in millions)
Basic weighted-average number of common shares outstanding	350.7
Diluted effect of stock options, RSUs and other	2.5
Diluted weighted-average number of common shares outstanding	353.2
During the three months ended March 31, 2018 and 2017, time-based RSUs, performance-based RSUs and stock options to purchase approximately 4,830,000 and 9,805,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of March 31, 2018, the Company's consolidated balance sheet includes accrued current loss contingencies of $81 million and non-current loss contingencies of $27 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
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
In addition to the consolidated putative class action, twenty-seven groups of individual investors in the Company’s stock and debt securities at this point have chosen to opt out of the consolidated putative class action and filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors and other such proceedings may be initiated or asserted. These actions are captioned: T. Rowe Price Growth Stock Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-5034); Equity Trustees Limited as Responsible Entity for T. Rowe Price Global Equity Fund v. Valeant Pharmaceuticals International Inc. (Case No. 16-cv-6127); Principal Funds, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-6128); BloombergSen Partners Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7212); Discovery Global Citizens Master Fund, Ltd. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7321); MSD Torchlight Partners, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7324); BlueMountain Foinaven Master Fund, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7328); Incline Global Master LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7494); VALIC Company I v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7496); Janus Aspen Series v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7497) (“Janus Aspen”); Okumus Opportunistic Value Fund, LTD v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6513) (“Okumus”); Lord Abbett Investment Trust- Lord Abbett Short Duration Income Fund, v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6365) (“Lord Abbett”); Pentwater Equity Opportunities Master Fund LTD v. Valeant Pharmaceuticals International, Inc., et al. (Case No. 17-cv-7552), Public Employees’ Retirement System of Mississippi v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-7625) (“Mississippi”); The Boeing Company Employee Retirement Plans Master Trust v. Valeant Pharmaceuticals International Inc., et al., (Case No. 17-cv-7636) (“Boeing”); State Board of Administration of Florida v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-12808); The Regents of the University of California v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-13488); GMO Trust v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0089); Första AP Fonden v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-12088); New York City Employees’ Retirement System v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0032) (“NYCERS”); Blackrock Global Allocation Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0343) (“Blackrock”); Colonial First State Investments Limited As Responsible Entity for Commonwealth Global Shares Fund 1 v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0383); Bharat Ahuja v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0846); Brahman Capital Corp. v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0893); The Prudential Insurance Company of America v. Valeant Pharmaceuticals International, Inc. (Case No. 3:18-cv-01223) (“Prudential”); Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) ("Senzar"); and 2012 Dynasty UC LLC v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-08595) ("2012 Dynasty"). In addition, one group of individual investors in the Company’s stock securities chose to opt out of the consolidated putative class action and filed a securities action in the U.S. District Court for the Southern District of New York against the Company and certain current or former officers and directors. This action was captioned: Hound Partners Offshore Fund, LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0076) (“Hound Partners”).
Defendants filed a motion to transfer the Hound Partners case to the District of New Jersey on February 2, 2018. On April 24, 2018, the Court granted Defendants' motion and the case was transferred to the District of New Jersey on May 1, 2018 (Case No. 3:18-cv-08705). These individual shareholder actions assert claims under Sections 10(b), 18, and 20(a) of the Exchange Act, Sections 11, 12(a)(2), and 15 of the Securities Act, common law fraud, and negligent misrepresentation under state law, based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. Plaintiffs in the Lord Abbett, Boeing, Mississippi, NYCERS, Hound Partners and 2012 Dynasty cases additionally assert claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act. The allegations in the complaints are similar to those made by plaintiffs in the putative class action.
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
Defendants filed motions for partial dismissal in the Lord Abbett, Mississippi, and Boeing cases on December 6, 2017. Briefing on those motions was completed on March 15, 2018. Defendants filed actions for partial dismissal in the Okumus case in December 18, 2017. On February 1, 2018, the parties filed a stipulation and proposed order in the Okumus case that would withdraw Defendants’ motions for partial dismissal, and dismiss Okumus’ state-law claims. The Court entered that stipulation on February 2, 2018. Defendants filed a motion for partial dismissal in the Pentwater case on February 13, 2018. Briefing on that motion was completed on March 27, 2018. Defendants filed motions for partial dismissal in the NYCERS and Blackrock cases on February 23, 2018. Briefing on those motions was completed on April 30, 2018. Defendants filed a motion for partial dismissal in the Senzar case on May 4, 2018. Briefing on this motion will be completed by June 18, 2018.
The Company believes the individual complaints and the consolidated putative class action are without merit and intends to defend itself vigorously.
Canadian Securities Litigation
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

In the Catucci action, motions for leave under the Quebec Securities Act and for authorization as a class proceeding were heard the week of April 24, 2017, with the motion judge reserving her decision. Prior to that hearing, the parties resolved applications by the defendants concerning jurisdiction and class composition, with the plaintiffs agreeing to revise the definition of the proposed class to exclude claims in respect of Company securities purchased in the United States. On August 29, 2017, the judge released her reasons for judgment granting the plaintiffs leave to proceed with their claims under the Quebec Securities Act and authorizing the class proceeding. On October 12, 2017, the Company and the other defendants filed applications for leave to appeal from certain aspects of the decision authorizing the class proceeding. The applications for leave to appeal were heard on November 22, 2017 and were dismissed on November 30, 2017. On October 26, 2017, the plaintiffs issued their Judicial Application Originating Class Proceedings. A timetable for certain pre-trial procedural matters in the action has been set and the notice of certification is being disseminated to class members.
In addition to the class proceedings described above, on April 12, 2018, an application for leave to pursue an action under the Quebec Securities Act was commenced in the Quebec Superior Court of Justice against the Company and certain current or former officers and directors. This action is captioned BlackRock Asset Management Canada Limited et al. v. Valeant, et al. (Court File No. 500-11-054155-185). The allegations in the proceeding are similar to those made by plaintiffs in the Catucci class action.
The Company believes that it has viable defenses in each of these actions. In each case, the Company intends to defend itself vigorously.
Insurance Coverage Lawsuit
On December 7, 2017, the Company filed a lawsuit against its insurance companies that issued insurance policies covering claims made against the Company, its subsidiaries, and its directors and officers during two distinct policy periods, (i) 2013-14 and (ii) 2015-16.  The lawsuit is currently pending in the United States District Court for the District of New Jersey (Valeant Pharmaceuticals International, Inc., et al. v. AIG Insurance Company of Canada, et al.; 3:18-CV-00493).  In the lawsuit, the Company seeks coverage for (1) the costs of defending and resolving claims brought by former shareholders and debtholders of Allergan, Inc. in In re Allergan, Inc. Proxy Violation Securities Litigation and Timber Hill LLC, individually and on behalf of all others similarly situated v. Pershing Square Capital Management, L.P., et al. (under the 2013-2014 coverage period), and (2) costs incurred and to be incurred in connection with the securities class actions and opt-out cases described in this section and certain of the investigations described above (under the 2015-2016 coverage period).
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

Antitrust
Contact Lens Antitrust Class Actions
Beginning in March 2015, a number of civil antitrust class action suits were filed by purchasers of contact lenses against Bausch & Lomb Incorporated ("B&L Inc."), three other contact lens manufacturers, and a contact lens distributor, alleging that the defendants engaged in an anticompetitive scheme to eliminate price competition on certain contact lens lines through the use of unilateral pricing policies. The plaintiffs in such suits alleged violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, and of various state antitrust and consumer protection laws, and further alleged that the defendants have been unjustly enriched through their alleged conduct. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, punitive and/or other damages, including attorneys’ fees. By order dated June 8, 2015, the JPML centralized the suits in the Middle District of Florida, under the caption In re Disposable Contact Lens Antitrust Litigation, Case No. 3:15-md-02626-HES-JRK, before U.S. District Judge Harvey E. Schlesinger. After the Class Plaintiffs filed a corrected consolidated class action complaint on December 16, 2015, the defendants jointly moved to dismiss those complaints. On June 16, 2016, the Court granted the Defendants' motion to dismiss with respect to claims brought under the Maryland Consumer Protection Act, but denied the motion to dismiss with respect to claims brought under Sherman Act, Section 1 and other state laws. The actions are currently in discovery. On March 3, 2017, the Class Plaintiffs filed their motion for class certification. On June 15, 2017, defendants filed a motion to oppose the plaintiffs' class certification motion, as well as motions to exclude plaintiffs' expert reports. An evidentiary hearing is scheduled before Judge Schlesinger for August 1 and 2, 2018. The Company intends to vigorously defend all of these actions.
Intellectual Property
Patent Litigation/Paragraph IV Matters
The Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Onexton®, Relistor®, Apriso®, Uceris®, Carac®, Cardizem® and Prolensa® in the United States and Wellbutrin® XL and Glumetza® in Canada, or other similar suits. These matters are proceeding in the ordinary course. In addition, patents covering the Company's branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review (IPR) at the US Patent & Trademark Office. The proceedings operate under different standards from district court proceedings, and are often completed within 18 months of institution.  IPR challenges have been brought against patents covering the Company's branded pharmaceutical products for which the Company has not yet received a Notice of Paragraph IV Certification.  For example, following Acrux DDS’s IPR petition, the US Patent and Trial Appeal Board, in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia®. This matter is proceeding in the ordinary course.
In addition, on or about February 16, 2016, the Company received a Notice of Paragraph IV Certification dated February 11, 2016, from Actavis Laboratories FL, Inc. (“Actavis”), in which Actavis asserted that the following U.S. patents, each of which is listed in the FDA’s Orange Book for Salix Pharmaceuticals, Inc.’s (“Salix Inc.”) Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Actavis’ generic rifaximin tablets, 550 mg, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Actavis: U.S. Patent No. 8,309,569 (the “‘569 patent”), U.S. Patent No. 8,642,573 (the “‘573 patent”), U.S. Patent No. 8,829,017 (the “‘017 patent”), U.S. Patent No. 8,946,252 (the “‘252 patent”), U.S. Patent No. 8,969,398 (the “‘398 patent”), U.S. Patent No. 7,045,620 (the “‘620 patent”), U.S. Patent No. 7,612,199 (the “‘199 patent”), U.S. Patent No. 7,902,206 (the “‘206 patent”), U.S. Patent No. 7,906,542 (the “‘542 patent”), U.S. Patent No. 7,915,275 (the “‘275 patent”), U.S. Patent No. 8,158,644 (the “‘644 patent”), U.S. Patent No. 8,158,781 (the “‘781 patent”), U.S. Patent No. 8,193,196 (the “‘196 patent”), U.S. Patent No. 8,518,949 (the “‘949 patent”), U.S. Patent No. 8,741,904 (the “‘904 patent”), U.S. Patent No. 8,835,452 (the “‘452 patent”), U.S. Patent No. 8,853,231 (the “‘231 patent”), U.S. Patent No. 6,861,053 (the “‘053 patent”), U.S. Patent No. 7,452,857 (the “‘857 patent”), U.S. Patent No. 7,605,240 (the “‘240 patent”), U.S. Patent No. 7,718,608 (the “‘608 patent”) and U.S. Patent No. 7,935,799 (the “‘799 patent”) (collectively, the “Xifaxan® Patents”). Salix Inc. holds the NDA for Xifaxan® and its affiliate, Salix Pharmaceuticals, Ltd. (“Salix Ltd.”), is the owner of the ‘569 patent, the ‘573 patent, the ‘017 patent, the ‘252 patent and the ‘398 patent. Alfa Wassermann S.p.A. (“Alfa Wassermann”) is the owner of the ‘620 patent, the ‘199 patent, the ‘206 patent, the ‘542 patent, the ‘275 patent, the ‘644 patent, the ‘781 patent, the ‘196 patent, the ‘949 patent, the ‘904 patent, the ‘452 patent and the ‘231 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Pharmaceuticals Luxembourg S.à

r.l. (“Valeant Luxembourg”) to market Xifaxan® tablets, 550 mg. Cedars-Sinai Medical Center (“Cedars-Sinai”) is the owner of the ‘053 patent, the ‘857 patent, the ‘240 patent, the ‘608 patent and the ‘799 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Luxembourg, to market Xifaxan® tablets, 550 mg. On March 23, 2016, Salix Inc. and its affiliates, Salix Ltd. and Valeant Luxembourg, Alfa Wassermann and Cedars-Sinai (the “Plaintiffs”) filed suit against Actavis in the U.S. District Court for the District of Delaware (Case No. 1:16-cv-00188), pursuant to the Hatch-Waxman Act, alleging infringement by Actavis of one or more claims of each of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Actavis’ ANDA for rifaximin tablets, 550 mg. On May 24, 2016, Actavis filed its answer in this matter. On June 14, 2016, the Plaintiffs filed an amended complaint adding US patent 9,271,968 (the “‘968 patent”) to this suit. Alfa Wassermann is the owner of the ‘968 patent, which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Luxembourg to market Xifaxan® tablets, 550 mg. On December 6, 2016, the Plaintiffs filed an amended complaint adding US patent 9,421,195 (the “‘195 patent”) to this suit. Salix Ltd. is the owner of the ‘195 patent. A seven-day trial was scheduled to commence on January 29, 2018, but has been indefinitely removed from the Court's schedule.
On May 17, 2017, the Company and Actavis announced that, at Actavis' request, the parties had agreed to stay this litigation and extend the 30-month stay regarding Actavis’ ANDA for its generic version of Xifaxan® (rifaximin) 550 mg tablets and, on April 27, 2018, the Company and Actavis agreed to further extend the stay of this litigation and further extend the 30-month stay regarding Actavis’ ANDA for its generic version of Xifaxan® (rifaximin) 550 mg tablets. This action is stayed at least through July 30, 2018 and Actavis' 30-month regulatory stay is extended until no earlier than October 28, 2019. All scheduled litigation activities, including the trial date, have been indefinitely removed from the Court docket. The Company remains confident in the strength of the Xifaxan® Patents and believes it will prevail in this matter should it move forward. The Company also continues to believe the allegations raised in Actavis’ notice are without merit and will defend its intellectual property vigorously.
Product Liability
Shower to Shower Products Liability Litigation
The Company has been named in over one hundred and fifty lawsuits involving the Shower to Shower body powder product acquired in September 2012 from Johnson & Johnson. The Company has been successful in obtaining a number of dismissals as to the Company and/or its subsidiary, Valeant Pharmaceuticals North America LLC (“VPNA”), in some of these cases. The Company continues to seek dismissals in these cases and to pursue agreements from plaintiffs to not oppose the Company’s motions for summary judgment.
These lawsuits include one case originally filed on December 30, 2016 in the In re Johnson & Johnson Talcum Powder Litigation, Multidistrict Litigation 2738, pending in the United States District Court for the District of New Jersey. The Company and VPNA were first named in a lawsuit filed directly into the MDL alleging that the use of the Shower to Shower product caused the plaintiff to develop ovarian cancer. On March 24, 2017, the plaintiff agreed to a dismissal of all claims against the Company and VPNA without prejudice. The Company has been named in one additional lawsuit, originally filed in the District of Puerto Rico and subsequently transferred into the MDL, but has not been served in that case. The Company was also named in one additional lawsuit filed directly into the MDL that has also not yet been served.
These lawsuits also include a number of matters filed in the Superior Court of Delaware and four cases recently filed in the Superior Court of New Jersey alleging that the use of Shower to Shower caused the plaintiffs to develop ovarian cancer. The Company has been voluntarily dismissed from nearly all of these cases, with claims against VPNA only remaining in most of these cases. These lawsuits also include allegations against Johnson & Johnson, directed primarily to its marketing of and warnings for the Shower to Shower product prior to the Company’s acquisition of the product in September 2012. The allegations in these cases specifically directed to VPNA include failure to warn, design defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, and punitive damages. Plaintiffs seek compensatory damages including medical expenses, pain and suffering, mental anguish anxiety and discomfort, physical impairment, loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, treble damages, and attorneys’ fees.
These lawsuits also include a number of cases filed in certain state courts in the United States (including the California Superior Courts, the Superior Courts of Delaware, the New Jersey Superior Courts, the District Court of Louisiana, the Supreme Court of New York (Niagara County), the District Court of Oklahoma City, Oklahoma, the Tennessee Chancery Court (Hamilton County), the South Carolina Court of Common Pleas (Richland County) and the District Court of Nueces County, Texas (with a transfer to the asbestos MDL docket in the District Court of Harris County, Texas for pre-trial purposes) alleging use of Shower to Shower and other products resulted in the plaintiffs developing mesothelioma. The Company has been successful in obtaining voluntarily dismissals in some of these cases or the plaintiffs have not opposed summary judgment. The allegations in these cases generally include design defect, manufacturing defect, failure to warn, negligence, and punitive damages, and in some cases breach of express and implied warranties, misrepresentation, and loss of consortium. The plaintiffs seek compensatory damages for loss of services, economic loss, pain and suffering, and, in some cases, lost wages or earning capacity and loss of consortium, in addition to punitive damages, interest, litigation costs, and attorneys’ fees.
Finally, two proposed class actions have been filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec). The Company also acquired the rights to the Shower to Shower product in Canada from Johnson & Johnson in September 2012. In the British Columbia matter, the plaintiff seeks to certify a proposed class action on behalf of persons in British Columbia and Canada who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower, including their estates, executors and personal representatives, and is alleging that the use of this product increases certain health risks. A certification hearing in the British Columbia matter is scheduled to be heard on November 4, 2018. In the Quebec matter, the plaintiff sought to certify a proposed class action on behalf of persons in Quebec who have used Johnson & Johnson’s Baby Powder or Shower to Shower, as well as their family members, assigns and heirs, and is alleging negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner. A certification (also known as authorization) hearing in the Quebec matter was held on January 11, 2018. On May 2, 2018, the Court certified (or as stated under Quebec law, authorized) the bringing of a class action by a representative plaintiff on behalf of people in Quebec who have used Johnson & Johnson's Baby Powder and/or Shower to Shower in their perineal area and have been diagnosed with ovarian cancer and/or family members, assigns and heirs. The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages.
The Company intends to defend itself vigorously in each of the remaining actions that are not voluntarily dismissed or subject to a grant of summary judgment. The Company believes that its potential liability (including its attorneys’ fees and costs) arising out of the Shower to Shower lawsuits filed against the Company is subject to certain indemnification obligations of Johnson & Johnson owed to the Company, and legal fees and costs have been and are currently being reimbursed by Johnson & Johnson. The Company has provided Johnson & Johnson with notice that the lawsuits filed against the Company relating to Shower to Shower are subject to indemnification by Johnson & Johnson.
General Civil Actions
Mississippi Attorney General Consumer Protection Action
The Company and VPNA are named in an action brought by James Hood, Attorney General of Mississippi, in the Chancery Court of the First Judicial District of Hinds County, Mississippi (Hood ex rel. State of Mississippi, Civil Action No. G2014-1207013, filed on August 22, 2014), alleging consumer protection claims against Johnson & Johnson, Johnson and Johnson Consumer Companies, Inc., the Company and VPNA related to the Shower to Shower body powder product and its alleged causal link to ovarian cancer. As indicated above, the Company acquired the Shower to Shower body powder product in September 2012 from Johnson & Johnson. The State seeks compensatory damages, punitive damages, injunctive relief requiring warnings for talc-containing products, removal from the market of products that fail to warn, and to prevent the continued violation of the Mississippi Consumer Protection Act (“MCPA”). The State also seeks disgorgement of profits from the sale of the product and civil penalties. In October 2017, Plaintiffs dismissed certain claims under the MCPA related to advertising/marketing that did not appear on the label and/or packaging of Shower to Shower. The State has not made specific allegations as to the Company or VPNA. The Company intends to defend itself vigorously in this action, which the Company believes will also fall, in whole or in part, within the indemnification obligations of Johnson & Johnson owed to the Company, as indicated above.
Arbitration with Alfasigma S.p.A. (“Alfasigma”) (formerly Alfa Wasserman S.p.A.)
On or about July 21, 2016, Alfasigma commenced arbitration against the Company and its subsidiary, Salix Inc. under the Rules of Arbitration of the International Chamber of Commerce (No. 22132/GR, Alfa Wasserman S.p.A. v. Salix Pharmaceuticals, Inc. et al.), pursuant to the terms of the Amended and Restated License Agreement between Alfasigma and Salix Inc. (the “ARLA”). In the arbitration, Alfasigma has made certain allegations respecting a development project for a formulation of the rifaximin compound (a different formulation to the current formulation, not the Xifaxan® product) that is being conducted under the terms of the ARLA, including allegations that Salix Inc. has failed to use the required efforts with respect to this development and that the Company’s acquisition of Salix Ltd. resulted in a change of control under the ARLA, which entitled Alfasigma to assume control of this development. Alfasigma is seeking, among other things, a declaration that the provisions of the ARLA relating to the development product and the rights relating to the rifaximin formulation being developed have been terminated and such development and rights shall be returned to Alfasigma, an order requiring the Company and Salix Inc. to pay for the costs of such development (in an amount of at least $80 million), and alleged damages in the amount of approximately $285 million plus arbitration costs and attorney fees. The parties have submitted their respective Statement of Claim and Statement of Defense in this matter. A hearing on liability issues is scheduled for October 2018. The Company is vigorously defending this matter.
The Company’s Xifaxan® products (and Salix Inc.'s rights thereto under the ARLA) are not the subject of any of the relief sought in this arbitration.
Mimetogen Litigation
In November 2014, B&L Inc. filed a lawsuit against Mimetogen Pharmaceuticals Inc. (“MPI”) in the United States District Court for the Western District of New York (Bausch & Lomb Incorporated v. Mimetogen Pharmaceuticals Inc., Case No. 6:14-06640 (FPG-JWF) (W.D.N.Y.)) relating to the Development Collaboration and Exclusive Option Agreement between B&L Inc. and MPI dated July 17, 2013 (the “MIM-D3 Agreement”) for MIM-D3, a compound created by MPI to treat dry eye syndrome. In particular, B&L Inc. sought a declaratory judgment that the Initial Phase III Trial regarding the safety and efficacy of MIM-D3 conducted pursuant to the MIM-D3 Agreement was “Not Successful” as defined in the MIM-D3 Agreement and, as a result, B&L Inc. had no further obligation to MPI when B&L Inc. elected not to exercise or extend its option to obtain an exclusive license to the MIM-D3 Technology to develop and commercialize certain products pursuant to the MIM-D3 Agreement before the end of the applicable option period.  MPI filed a counterclaim against B&L Inc., in which it contended that the result of the clinical trial did not meet the definition of “Not Successful” under the MIM-D3 Agreement and that, as a result, a $20 million termination fee was due by B&L Inc. to MPI under the terms of the MIM-D3 Agreement and that B&L Inc. had breached the MIM-D3 Agreement by failing to pay this termination fee. MPI also contended that B&L Inc. acted intentionally and consequently was entitled to additional damages. MPI also brought certain third-party claims against the Company, alleging that the Company intentionally interfered with the MIM-D3 Agreement with the intent to harm MPI.  MPI also asserted a claim against the Company for unfair and deceptive acts under Massachusetts law, and sought recovery of the $20 million fee, as well as additional damages related to this claimed delay and injury to the value of its developmental product.  On March 12, 2015, the Company moved to dismiss all of the claims against the Company and the claims for extra-contractual damages. In May 2016, the Court dismissed all claims against the Company, other than the claim for tortious interference, and declined to dismiss the claims against B&L Inc. and the Company for extra-contractual damages.  On August 19, 2016, MPI filed a motion for summary judgment on its contract claim against B&L Inc. On September 22, 2016, B&L Inc. responded to MPI’s motion for summary judgment, and, along with the Company, filed a cross-motion for judgment in their favor, dismissing the contract claims against B&L Inc., as well as the remaining third-party claim against the Company for tortious interference. On June 30, 2017, the Court issued a Decision and Order granting MPI’s motion for partial summary judgment, awarding MPI the amount of $20 million (based on a finding that the termination fee was due based on the outcome of the clinical trial) and denying the cross-motion for summary judgment filed by B&L Inc. and the Company. On February 5, 2018, MPI filed a motion for final judgment, seeking entry of a final judgment on the Court’s June 30, 2017 Decision and Order, and saying that upon entry of final judgment in accordance with the Decision and Order, MPI seeks to dismiss its remaining claims against B&L Inc. and the Company. On February 21, 2018, the parties filed a stipulation dismissing with prejudice MPI’s claims for extra-contractual damages against B&L Inc. and MPI’s third-party claim against the Company, and providing for final judgment to be entered against B&L Inc. for $20 million plus pre-judgment interest. On March 1, 2018, final judgment was entered against B&L Inc. in the amount of $26 million. On March 30, 2018, B&L Inc. filed its appeal of the final judgment and all prior decisions in the case, including the Court’s June 30, 2017 Decision and Order granting MPI partial summary judgment. On April 3, 2018, the Court so-ordered the parties’ stipulation staying enforcement of the final judgment pending resolution of the appeal. The Company is vigorously defending this matter.
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Valeant Pharmaceuticals International (“Valeant”) in the Supreme Court of the State of New York, County of New York, Index No. 651597/2018. Doctors Allergy asserts breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Valeant.  Doctors Allergy claims its damages are not less than $23 million.  Valeant disputes the claims and intends to vigorously defend this matter.

Salix Legal Proceedings
The Salix legal proceeding matter set out below was commenced prior to the Company’s acquisition of Salix Pharmaceuticals, Ltd. (the “Salix Acquisition”). The estimated fair values of the potential losses regarding this matter, along with other matters, are included as part of contingent liabilities assumed in the Salix Acquisition and updated regularly as needed.
Salix SEC Investigation
In the fourth quarter of 2014, the SEC commenced a formal investigation into possible securities law violations by Salix Ltd. relating to disclosures by Salix Ltd. of inventory amounts in the distribution channel and related issues in press releases, on analyst calls and in Salix Ltd.’s various SEC filings, as well as related accounting issues. In April 2017, the SEC staff indicated that it had substantially completed its investigation and will be making recommendations to the Commission in the near future. Salix Ltd. continues to cooperate with the SEC staff. The Company cannot predict the outcome of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on Salix Ltd. or the Company arising out of the SEC investigation.
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed since January 1, 2018, have been inactive from the Company’s perspective for several quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company's next public reports and disclosures, unless required. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
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

On December 28, 2017, all parties agreed to settle the ongoing, related Allergan shareholder class actions for a total of $290 million. As part of that proposed settlement, the Valeant parties are to pay $96 million, being 33% of the settlement amount, while the Pershing Square parties are to pay $195 million, being 67% of the settlement amount. The Court preliminarily approved the settlement on March 19, 2018. The final approval hearing is scheduled for May 30, 2018.
Solodyn® Antitrust Class Actions
Beginning in July 2013, a number of civil antitrust class action suits were filed against Medicis Pharmaceutical Corporation (“Medicis”), Valeant Pharmaceuticals International, Inc. (“VPII”) and various manufacturers of generic forms of Solodyn®, alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by Medicis under the brand name, Solodyn®. The plaintiffs in such suits alleged violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§ 1, 2, and of various state antitrust and consumer protection laws, and further alleged that the defendants have been unjustly enriched through their alleged conduct. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys’ fees. By order dated February 25, 2014, the Judicial Panel for Multidistrict Litigation (‘‘JPML’’) centralized the suits in the District of Massachusetts, under the caption In re Solodyn (Minocycline Hydrochloride) Antitrust Litigation, Case No. 1:14-md-02503-DJC, before U.S. District Judge Denise Casper. After the Direct Purchaser Class Plaintiffs and the End-Payor Class Plaintiffs each filed a consolidated amended class action complaint on September 12, 2014, the defendants jointly moved to dismiss those complaints. On August 14, 2015, the Court granted the Defendants' motion to dismiss with respect to claims brought under Sherman Act, Section 2 and various state laws but denied the motion to dismiss with respect to claims brought under Sherman Act, Section 1 and other state laws. VPII was dismissed from the case, but the litigation continued against Medicis and the generic manufacturers as to the remaining claims.
On March 26, 2015, and on April 6, 2015, while the motion to dismiss the class action complaints was pending, two additional non-class action complaints were filed against Medicis by certain retail pharmacy and grocery chains ("Individual Plaintiffs") making similar allegations and seeking similar relief to that sought by Direct Purchaser Class Plaintiffs. Those suits were centralized with the class action suits in the District of Massachusetts. Following the Court's August 14, 2015 decision on the motion to dismiss, the Individual Plaintiffs each filed amended complaints on October 1, 2015, and Medicis answered on December 7, 2015. A third non-class action was filed by another retail pharmacy against Medicis on January 26, 2016, and Medicis answered on March 28, 2016.
Plaintiffs reached settlements with two of three generic manufacturer defendants prior to the close of discovery. On April 14, 2017, the Court granted the Direct Purchaser Plaintiffs' and End-Payor Plaintiffs' motions for preliminary approval of those settlements and granted final approval on November 27, 2017. For the remaining parties, following the close of fact discovery and expert discovery, the Court granted Direct Purchaser Plaintiffs' and End-Payor Plaintiffs' motions for class certification for the purposes of damages, but denied End-Payor Plaintiffs' motion for class certification for the purposes of injunctive and declaratory relief. The remaining defendants petitioned to appeal the certification of the End-Payor Class and this petition was denied.  Plaintiffs and the remaining defendants each filed motions for summary judgment. The Court heard oral argument on the parties’ summary judgment motions on January 12, 2018. On January 25, 2018, the Court issued a Memorandum and Order denying the parties’ motions, except for partially allowing defendants’ motion on market power. In February 2018, Medicis agreed to resolve the class action litigation with the End Payor and Direct Payor classes for an amount of $58 million, subject to Court approval, and has resolved related litigation with opt-out retailers for additional consideration. In March 2018, plaintiffs reached settlements with the remaining generic manufacturer. The Court has granted preliminary approval of these settlements with the End-Payor and Direct Purchaser classes, and a fairness hearing for these settlements is scheduled for July 18, 2018.
GAF Realty Lawsuit
In January 2018, GAF Realty Advisors, Inc. filed a lawsuit against the Company (GAF Realty Advisors, Inc. v. Valeant Pharmaceuticals International, Inc., Case No. 30-2018-00967586-CU-BC-CJC) in the Superior Court of the State of California (Orange County), alleging breach of contract and related claims with respect to a dispute over real estate commissions.  In March 2018, the Company settled this matter, which included the payment of a de minimus amount by the Company.
Uceris® Arbitration
On or about December 5, 2016, Cosmo Technologies Ltd. and Cosmo Technologies III Ltd. (collectively, “Cosmo”), the licensor of certain intellectual property rights in, and supplier of, the Company’s Uceris® extended release tablets, commenced arbitration against certain affiliates of the Company, Santarus Inc. (“Santarus”) and Valeant Pharmaceuticals Ireland (“Valeant

Ireland”), under the Rules of Arbitration of the International Chamber of Commerce (No. 22453/GR, Cosmo Technologies Ltd. et al. v. Santarus, Inc. et al.). In the arbitration, Cosmo alleged breach of contract with respect to certain terms of the license agreement, including the obligations on Santarus to use certain commercially reasonable efforts to promote the Uceris® extended release tablets. Cosmo sought a declaration that both the license agreement and a supply agreement with Valeant Ireland have been terminated, plus audit and attorney fees. Santarus and Valeant Ireland submitted their Answer in the arbitration on January 10, 2017 denying each of Cosmo’s allegations and making certain counterclaims. A hearing on liability issues was conducted from October 5 to 8, 2017. On April 12, 2018, the Arbitral Tribunal issued a ruling rejecting Cosmo's claims; accordingly, both the license agreement and supply agreement remain in effect. Additionally, the Arbitral Tribunal ordered Cosmo to pay the entirety of the Company's legal costs of approximately $3 million. The parties have until June 1, 2018 to inform the Tribunal whether they intend to pursue additional claims against one another.
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which sought an order certifying a proposed class proceeding against the Company and a predecessor, Afexa Life Sciences Inc. ("Afexa") (Case No. NEW-S-S-140954). The proposed claim asserted that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the proposed class has suffered damages as a result. On November 8, 2013, the Plaintiff served an amended notice of civil claim which sought to re-characterize the representation claims and broaden them from what was originally claimed. On December 8, 2014, the Company filed a motion to strike certain elements of the Plaintiff’s claim for failure to state a cause of action. In response, the Plaintiff proposed further amendments to its claim. The hearing on the motion to strike and the Plaintiff’s amended claim was held on February 4, 2015. The Court allowed certain additional subsequent amendments, while it struck others. The hearing to certify the class was held on April 4-8, 2016 and, on November 16, 2016, the Court issued a decision dismissing the plaintiff’s application for certification of this action as a class proceeding. On December 15, 2016, the plaintiff filed a notice of appeal in the British Columbia Court of Appeal appealing the decision to dismiss the application for certification. The plaintiff filed its appeal factum on March 15, 2017 and the Company filed its appeal factum on April 19, 2017. The appeal hearing was held on September 19, 2017 and, on April 30, 2018, the British Columbia Court of Appeal dismissed the appeal. The period for the plaintiff to file leave to appeal to the Supreme Court of Canada expires on or about June 30, 2018.
Investigation by the California Department of Insurance
On or about September 16, 2016, the Company received an investigative subpoena from the California Department of Insurance. The materials requested include documents concerning the Company’s former relationship with Philidor and certain California-based pharmacies, the marketing and distribution of its products in California, the billing of insurers for its products being used by California residents, and other matters. On May 1, 2018 , the Company and the California Department of Insurance signed an agreement to resolve this investigation, with the Company making a payment to the California Department of Insurance in the amount of $1.875 million, with no admission of facts or liability by the Company.
Letter from the U.S. Department of Justice Civil Division and the U.S. Attorney’s Office for the Eastern District of Pennsylvania
The Company received a letter dated September 10, 2015 from the U.S. Department of Justice Civil Division and the U.S. Attorney’s Office for the Eastern District of Pennsylvania stating that they were investigating potential violations of the False Claims Act arising out of Biovail Pharmaceuticals, Inc.'s treatment of certain service fees under agreements with wholesalers when calculating and reporting Average Manufacturer Prices in connection with the Medicaid Drug Rebate Program. The letter requested that the Company voluntarily produce documents and information relating to the investigation. The Company produced certain documents and clarifying information in response to the government’s request and has cooperated with the government’s investigation; although, for several quarters, there has been no material activity on the part of the Company with respect to this matter nor has the Company had contact from the government with respect to this matter. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of these investigations.
On October 12, 2017, the underlying qui tam complaint asserting claims under the federal and certain state False Claims Acts was unsealed in the Eastern District of Pennsylvania, after the United States and the states on whose behalf claims were asserted declined to intervene in the case.  The complaint named Biovail Pharmaceuticals and three other pharmaceutical manufacturers as defendants.  The complaint alleged that Biovail Pharmaceuticals and other manufacturers failed to accurately account for service fees in its calculation of Average Manufacturer Prices reported to the federal government, and as a result underpaid Medicaid rebates. On January 10, 2018, the Relator in this matter filed a voluntary dismissal in this matter, dismissing

Biovail Pharmaceuticals, Inc. and two of the other defendants, on a without prejudice basis. The United States and the states on whose behalf claims were asserted have consented to the voluntary dismissal on March 2, 2018.
Investigation by the State of North Carolina Department of Justice
In the beginning of March 2016, the Company received an investigative demand from the State of North Carolina Department of Justice. The materials requested relate to the Company's Nitropress®, Isuprel® and Cuprimine® products, including documents relating to the production, marketing, distribution, sale and pricing of, and patient assistance programs covering, such products, as well as issues relating to the Company's pricing decisions for certain of its other products. The Company has cooperated with this investigation; although, for several quarters, there has been no material activity on the part of the Company with respect to this matter nor has the Company had contact from the State with respect to this matter. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
Investigation by the State of Texas
On May 27, 2014, the State of Texas served B&L Inc. with a Civil Investigative Demand concerning various price reporting matters relating to the State's Medicaid program and the amounts the State paid in reimbursement for B&L products for the period from 1995 to the date of the Civil Investigative Demand. The Company and B&L Inc. have cooperated fully with the State's investigation and have produced all of the documents requested by the State. In April 2016, the State sent B&L Inc. a demand letter claiming damages in the amount of $20 million. The Company and B&L Inc. have evaluated the letter and disagree with the allegations and methodologies set forth in the letter. The Company and B&L Inc. have responded to the State and are awaiting further response from the State.
California Department of Insurance Investigation
On May 4, 2016, B&L International, Inc. (“B&L International”) received from the Office of the California Insurance Commissioner an administrative subpoena to produce books, records and documents. On September 1, 2016, a revised and corrected subpoena, issued to B&L Inc., was received naming that entity in place of B&L International and seeking additional books records and documents. The requested books, records and documents were requested in connection with an investigation by the California Department of Insurance and related to, among other things, consulting agreements and financial arrangements between Bausch & Lomb Holdings Incorporated and its subsidiaries (“B&L”) and health care professionals in California, the provision of ocular equipment, including the Victus® femtosecond laser platform, by B&L to health care professionals in California and prescribing data for prescriptions written by health care professionals in California for certain of B&L’s products, including the Crystalens®, Lotemax®, Besivance® and Prolensa®. B&L Inc. and the Company have cooperated with the investigation; although, for several quarters, there has been no material activity on the part of either B&L Inc. or the Company with respect to this matter nor has B&L Inc. or the Company had contact from the California Department of Insurance with respect to this matter. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.

19.	SEGMENT INFORMATION
Reportable Segments
The following is a brief description of the Company’s segments:

•
The Bausch + Lomb/International segment consists of: (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products, primarily comprised of Bausch + Lomb products, with a focus on the Vision Care, Surgical, Consumer and Ophthalmology Rx products and (ii) with the exception of sales of Solta products, sales in Canada, Europe, Asia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products.

•
The Branded Rx segment consists of: (i) sales in the U.S. of Salix products (gastrointestinal products), (ii) sales in the U.S. of Ortho Dermatologics (dermatological products), (iii) global sales of Solta products and (iv) sales in the U.S. of dentistry products.

•	The U.S. Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes and (ii) generic products.

Effective in the first quarter of 2018, revenues and profits from the U.S. Solta business included in the U.S. Diversified Products segment in prior periods and revenues and profits from the international Solta business included in the Bausch + Lomb/International segment in prior periods are presented in the Branded Rx segment. Prior period presentations of segment revenues, segment profits and segment assets have been recast to conform to the current segment reporting structure.
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, In-process research and development costs, Restructuring and integration costs, Acquisition-related contingent consideration costs and Other expense (income), net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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
Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
Revenues:
Bausch + Lomb/International	$1,103	$1,134
Branded Rx	593	629
U.S. Diversified Products	299	346
	$1,995	$2,109

Segment profits:
Bausch + Lomb/International	$297	$326
Branded Rx	331	330
U.S. Diversified Products	225	267
	853	923
Corporate	(114)	(167)
Amortization of intangible assets	(743)	(635)
Goodwill impairments	(2,213)	—
Asset impairments	(44)	(138)
Restructuring and integration costs	(6)	(18)
Acquired in-process research and development costs	(1)	(4)
Acquisition-related contingent consideration	(2)	10
Other (expense) income, net	(11)	240
Operating (loss) income	(2,281)	211
Interest income	3	3
Interest expense	(416)	(474)
Loss on extinguishment of debt	(27)	(64)
Foreign exchange and other	27	29
Loss before benefit from income taxes	$(2,694)	$(295)

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
(in millions)	Bausch + Lomb/ International	Branded Rx	U.S. Diversified Products	Total	Bausch + Lomb/ International	Branded Rx	U.S. Diversified Products	Total
Pharmaceuticals	$203	$557	$206	$966	$229	$595	$258	$1,082
Devices	363	29	—	392	322	23	—	345
OTC	326	—	—	326	376	—	—	376
Branded and Other Generics	191	—	90	281	189	—	85	274
Other revenues	20	7	3	30	18	11	3	32
	$1,103	$593	$299	$1,995	$1,134	$629	$346	$2,109
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer were as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
U.S. and Puerto Rico	$1,176	$1,295
China	84	68
Canada	77	79
Poland	63	51
France	55	48
Japan	51	51
Germany	50	42
Egypt	45	32
Mexico	43	38
Russia	28	44
United Kingdom	27	25
Italy	22	18
Spain	21	17
Brazil	20	27
Other	233	274
	$1,995	$2,109
Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Three Months Ended March 31,
(in millions)	2018	2017
McKesson Corporation (including McKesson Specialty)	18%	20%
AmerisourceBergen Corporation	18%	13%
Cardinal Health, Inc.	11%	14%

Segment Assets
Total assets by segment were as follows:

(in millions)	March 31, 2018	December 31, 2017 (1)
Assets:
Bausch + Lomb/International	$14,662	$14,351
Branded Rx	15,506	17,761
U.S. Diversified Products	4,919	4,712
	35,087	36,824
Corporate	711	673
Total assets	$35,798	$37,497
(1) Assets, which belonged to the Bausch + Lomb/International segment were incorrectly included in the assets of the Branded Rx segment and U.S. Diversified Products segment in the Company's December 31, 2017 consolidated financial statements. The above disclosures for December 31, 2017 have been revised to properly reflect those balances.

20.	SUBSEQUENT EVENTS
Amended and Restated Omnibus Incentive Plan
Effective April 30, 2018, the Company amended and restated its 2014 Omnibus Incentive Plan (the “Amended and Restated 2014 Plan”). The Amended and Restated 2014 Plan includes the following amendments: (i) the number of Common Shares authorized for issuance under the Amended and Restated 2014 Plan has been increased by an additional 11,900,000 Common Shares, as approved by the requisite number of shareholders at the Company’s annual general meeting held on April 30, 2018, (ii) introduction of a $750,000 aggregate fair market value limit on awards (in either equity, cash or other compensation) that can be granted in any calendar year to a participant who is a non-employee director; (iii) housekeeping changes to address recent changes to Section 162(m) of the Internal Revenue Code; (iv) awards are expressly subject to the Company’s clawback policy; and (v) awards not assumed or substituted in connection with a Change of Control (as defined in the Amended and Restated 2014 Plan) will only vest on a pro rata basis.
Realignment of the Company's Business Structure and Change in Corporate Name to Bausch Health Companies Inc.
On May 8, 2018, the Company announced a realignment of the Company’s business structure, including changes to the Company’s operating and reportable segments.  Pursuant to these changes, effective in the second quarter of 2018, the Company will operate in four operating and reportable segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products. This realignment is consistent with how the Company’s CEO, who is the Company’s Chief Operating Decision Maker will: (i) regularly assess operating performance, (ii) make resource allocation decisions and (iii) designate responsibilities of his direct reports.
Additionally, on May 8, 2018, the Company announced that, effective in July 2018, the Company will change its corporate name from Valeant Pharmaceuticals International, Inc. to Bausch Health Companies Inc.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” and similar terms refer to Valeant Pharmaceuticals International, Inc. and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through May 8, 2018 and should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1993, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Consolidated Financial Statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the year ended December 31, 2017, which were included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
We are a global company whose mission is to improve people’s lives with our health care products. We develop, manufacture and market, primarily in the therapeutic areas of eye-health, gastroenterology ("GI") and dermatology, a range of branded, generic and branded generic pharmaceuticals, medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices) and over-the-counter (“OTC”) products.
Business Strategy
Our strategy is to focus our business on core geographies and therapeutic classes that offer attractive growth opportunities. Within our chosen therapeutic classes and geographies, we prioritize durable products which have the potential for strong operating margins and evidence of growth opportunities. We have found and continue to believe there is significant opportunity in the: (i) eye-health, (ii) GI and (iii) dermatology businesses. We believe our existing portfolio, commercial footprint and pipeline of product development projects position us to successfully compete in these markets and provide us with the greatest opportunity to build value for our shareholders. We identify these businesses as “core”, meaning that we believe we are best positioned to grow and develop them.
Reportable Segments
The following is a brief description of the Company’s segments:

•
The Bausch + Lomb/International segment consists of: (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products, primarily comprised of Bausch + Lomb products, with a focus on the Vision Care, Surgical, Consumer and Ophthalmology Rx products and (ii) with the exception of sales of Solta products, sales in Canada, Europe, Asia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products.

•
The Branded Rx segment consists of: (i) sales in the U.S. of Salix products (gastrointestinal products), (ii) sales in the U.S. of Ortho Dermatologics (dermatological products), (iii) global sales of Solta products and (iv) sales in the U.S. of dentistry products.

•	The U.S. Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes and (ii) generic products.

We have focused our research and development (“R&D”) to advance development programs that we believe will drive growth, while creating efficiencies in our R&D efforts and expenses. These R&D projects include certain products we have dubbed our "Significant Seven", which are products recently launched or expected to launch in the near future pending completion of testing and receiving approval from the U.S. Food and Drug Administration (the "FDA"). These Significant Seven products are: (i) Vyzulta™ (Bausch + Lomb), (ii) Siliq™ (psoriasis), (iii) Bryhali™ (provisional name) (psoriasis), (iv) Lumify™ (Bausch + Lomb), (v) Duobrii™ (provisional name) (psoriasis), (vi) Relistor® (GI) and (vii) the Bausch + Lomb ULTRA® product lines (Bausch + Lomb). As outlined later in this discussion, although revenues associated with our Significant Seven products are currently not material, we believe the prospects for this group over the next five years are substantial.
For a comprehensive discussion of our business, business strategy, products and other business matters, see Item 1. “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.
Our Transformation
Realignment and Name Change
Prior to 2016, we completed a series of mergers and acquisitions which were in-line with the Company’s previous strategy for growth. However, in response to changing business dynamics within our Company, we recognized the need to change our focus in order to build a world-class health care organization.  In 2016, we retained a new executive team which immediately implemented a multi-year plan to stabilize, turnaround and transform the Company.
As we continue to work through our plan to build a world-class health care organization, the Company has made changes to its leadership, product focus, infrastructure, geographic footprint and capital structure which we outline below.  As a result of these changes and the progress we made, on May 8, 2018, the Company announced a realignment of the Company’s business structure, including changes to the Company’s operating and reportable segments.  Pursuant to these changes, effective in the second quarter of 2018, the Company will operate in four operating and reportable segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products. We believe these changes better support and align us with our core businesses and are a better representation of how management measures and reviews our businesses.
We also evaluated our company name and looked for a name that we believe more accurately represents the full scope of the Company today as we continue to build an innovative company, striving to improve the health of patients globally. Therefore, effective in July 2018, the Company will change its corporate name from Valeant Pharmaceuticals International, Inc. to Bausch Health Companies Inc. We believe our new name, Bausch Health Companies Inc. more accurately represents the Company today, which develops and manufactures a wide range of pharmaceutical, medical device and OTC products, primarily in the therapeutic areas of eye health, GI and dermatology. Because the Company’s businesses and subsidiaries have strong brand equity, all entities that have separate established brands will continue to operate under the corporate umbrella using their existing names.
Stabilize
In 2016, the new executive team: (i) identified and retained a new leadership team, (ii) enhanced the Company's focus on core assets, which enabled the Company to recruit and retain stronger talent for its sales initiatives and (iii) realigned the Company’s operations to improve transparency and operational efficiency and better support the Company's sales force. Once in place, the new leadership team began executing on the turnaround phase of the multi-year action plan and delivering on commitments to narrow the Company's activities to our core businesses where we believe we have an existing and sustainable competitive edge and to identify opportunities to improve operational efficiencies and our capital structure.
Turnaround
Throughout 2017 and into 2018, the Company has executed and continues to execute on its commitments to stabilize and turnaround our business. During this time, we: (i) have better defined our core businesses, (ii) made measurable progress in improving our capital structure and (iii) have been aggressively addressing and resolving certain legacy matters to eliminate disruptions to our operations.
Focus on Core Businesses
As part of our turnaround, we narrowed our operating focus to our core businesses. We believe this strategy has reduced complexity in our operations and maximized the value of our eye-health, GI and dermatology businesses. In order to focus our efforts, we performed a review of our portfolio of assets within these core businesses to identify those products where we believe we have, and can maintain, a competitive advantage and we continue to define and shape our operations and business strategies around these assets.
Once we committed to our core businesses, we began analyzing what to do with those business units and assets that fall outside our definition of “core”. In order to focus on our objectives, we began divesting businesses and assets, which, in each case, were not aligned with our core business objectives. This step not only allowed us to better focus our internal resources on our eye-health, GI and dermatology businesses, but also provided us with significant sources of capital which we used to reduce our debt and improve our capital structure
As a result of the focus on our core businesses and the divestitures of businesses not aligned with our core business objectives, as well as reduced sales of products in other segments due to the loss of exclusivity, a greater portion of our revenues are driven by our core businesses. During the three months ended March 31, 2018 and 2017, our eye-health, GI and dermatology revenues collectively represented approximately 69% and 63% of our total revenues, respectively. The year-over-year increase in this percentage demonstrates our convictions in these businesses. We expect this percentage to increase in 2018, as our recent and expected product launches are focused on these core businesses, and the year-on-year comparison is expected to widen as a result of the impact of 2017 divestitures and discontinuations in non-core businesses.
Begin Redirecting the Allocation of Capital to Drive Growth
The ranking of our business units during 2016 changed our view as to how to allocate capital across our activities. In support of our core activities, our leadership team aggressively reallocated resources to: (i) promote our core businesses, (ii) make strategic investments in our infrastructure and (iii) direct R&D to our eye-health, GI and dermatology businesses to drive growth. The outcome of this process allows us to better drive value in our product portfolio and generate operational efficiencies.
Promotion of our Core Businesses - To position the Company to drive the value of our core assets, we made a number of leadership changes and took steps to increase our promotional and sales force efforts, particularly in our GI business.
In support of our GI business, we initiated a significant sales force expansion program in December 2016 to reach potential primary care physician (“PCP”) prescribers of Xifaxan® for irritable bowel syndrome with diarrhea (“IBS-D”) and Relistor® tablets for opioid induced constipation (“OIC”). In the first quarter of 2017, we hired approximately 250 trained and experienced sales force representatives and managers to create, bolster and sustain deep relationships with PCPs. With approximately 70 percent of IBS-D patients initially presenting symptoms to a PCP, we believe that the dedicated PCP sales force is better positioned to reach more patients in need of IBS-D treatment. In addition, we have expanded our dedicated pain sales representatives to strengthen our position in the OIC market, and established a nurse educator team to educate clinical staff within top institutions. The investment in these additional sales resources, including an increase in associated promotional costs, was in excess of $50 million during 2017; we consider these amounts well spent as they have allowed us to capitalize on the potential of our Xifaxan® and Relistor® franchises. Revenues from our Xifaxan® and Relistor® franchises increased approximately 49% and 54%, respectively, for the three months ended March 31, 2018 versus 2017.
Strategic Investments in our Infrastructure - In support of our core businesses, we have and continue to make strategic investments in our infrastructure, the most significant of which are at our Waterford facility in Ireland and our Rochester facility in New York.
To meet the forecasted demand for our Biotrue® ONEday lenses, in July 2017 we placed into service a $175 million multi-year strategic expansion project of the Waterford facility. The emphasis of the expansion project was to: (i) develop new technology to manufacture, automatically inspect and package contact lenses, (ii) bring that technology to full validation and (iii) increase the size of the Waterford facility. As a result of the increased production capacity and in support of our core eye-health business, we added 300 production employees since the project’s inception and succeeded in increasing production, which in 2017 was over 30% higher than it was in 2015 at the facility. We continue to invest in this facility, budgeting an additional $30 million to bring up additional production lines which we expect to have operational in 2018.
As we emphasize our Significant Seven products, we needed to create a designated production facility to meet the expected global demand for our Bausch + Lomb ULTRA® contact lens and our Bausch + Lomb Aqualox® contact lens in Japan. In December 2017, we completed a multi-year, $200 million strategic project which upgraded our Rochester facility to increase production capacity in support of our Bausch + Lomb Ultra® and Bausch + Lomb Aqualox® product lines and better support the production of other well established contact lenses such as our PureVision®, PureVision®2 (SVS, Toric, and Multifocal), SofLens® 38 and SilSoft®. In connection with the increased production capacity, we added 120 production employees since the project’s inception and continue to invest in this facility, budgeting an additional $23 million to continue to enhance our production technologies and capacity at the facility, much of which we expect to bring on line in 2018.

We believe the investments in our Waterford and Rochester facilities and related labor forces further demonstrates the growth potential we see in our Bausch + Lomb products and our eye-health business.
Direct R&D Investment to our Eye-health, GI and Dermatology Businesses to Drive Growth - Our R&D organization focuses on the development of products through clinical trials. We have over 100 R&D projects in the pipeline and, during 2017, we launched and/or relaunched over 120 products. As of December 31, 2017, approximately 1,000 dedicated R&D and quality assurance employees in 23 R&D facilities were involved in our R&D efforts.
Our R&D expense was approximately 4% as a percentage of revenue for the full year 2017 and 2016 and approximately 5% for the three months ended March 31, 2018. As part of our turnaround, we removed projects related to divested businesses and rebalanced our portfolio to better align with our long-term plans and focus on core businesses. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our new strategy. For the full year 2018, we anticipate R&D expense as a percentage of revenue to exceed 4%, which demonstrates our commitment to our organic growth supported by investment in R&D strategy. In the U.S. alone, we have 103 projects in our pipeline targeted on our core businesses and anticipate submitting approximately 50 of those projects for FDA approval in 2018 and 2019.
Core assets that have received a significant portion of our R&D investment are listed below.

•
Dermatology - Duobrii™ (provisional name), under development as Internal Development Project ("IDP") 118, is the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of moderate-to-severe plaque psoriasis in adults.  Halobetasol propionate and tazarotene are each approved to treat plaque psoriasis when used separately, but are limited in duration of use.  Halobetasol propionate may be used for up to two weeks and tazarotene may be limited due to irritation.  Based on existing data from clinical studies, the combination of these ingredients in Duobrii™ with a dual mechanism of action, potentially allows for expanded duration of use, with reduced adverse events.  On November 2, 2017, we announced that the FDA accepted for review our New Drug Application (“NDA”) for Duobrii™ and set a Prescription Drug User Fee Act (“PDUFA”) action date of June 18, 2018.

•
Dermatology - Bryhali™ (provisional name), under development as IDP-122, is a novel product that contains a unique, lower concentration of halobetasol propionate for the treatment of moderate-to-severe psoriasis. Halobetasol propionate is approved to treat plaque psoriasis, but is limited in duration of use. Based on existing data from clinical studies, this novel formulation potentially allows for expanded duration of use. On February 14, 2018, we announced that the FDA accepted for review our NDA for Bryhali™ (provisional name) and set a PDUFA action date of October 5, 2018.

•
Dermatology - On February 27, 2018, we announced that we entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. to develop and commercialize products containing a new chemical entity, KP-470, for the topical treatment of psoriasis.  KP-470 is a tumor necrosis factor-alpha converting enzyme inhibitor. Early proof of concept studies are planned for the second half of 2018. If approved by the FDA, KP-470 could represent a novel drug with an alternative mechanism of action in the topical treatment of psoriasis.

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

•
Bausch + Lomb - Lumify™ (brimonidine tartrate ophthalmic solution, 0.025%) is an OTC eye drop developed as an ocular redness reliever. Lumify™ was approved by the FDA in December 2017 and launched in May 2018.

•	Gastrointestinal - A new formulation of rifaximin, which we acquired as part of the Salix Acquisition, is in progress.

•
Dermatology - Altreno™ (provisional name) is the first lotion (rather than a gel or cream) product containing tretinoin for the treatment of acne. The FDA has accepted for review our NDA for Altreno™ and set a PDUFA action date of August 27, 2018.

•
Dermatology - IDP-120 is an acne product with a fixed combination of mutually incompatible ingredients; benzoyl peroxide and tretinoin. We plan to begin Phase 3 testing of this product in the second half of 2018.

•	Dermatology - IDP-123 is an acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while keeping efficacy, currently in Phase 3 testing.

•
Dermatology - IDP-124 is a topical lotion product being designed to treat moderate to severe atopic dermatitis, with pimecrolimus. We plan to begin Phase 3 testing of this product in the second quarter of 2018.

•
Gastrointestinal - On May 7, 2018, we announced that the FDA approved Plenvu®, a novel, lower-volume polyethylene glycol-based bowel preparation that has been developed to help provide complete bowel cleansing, with an additional focus on the ascending colon. Plenvu® was licensed to Salix in August 2016 by Norgine B.V.

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

•
Bausch + Lomb - Vitesse® is a hypersonic vitrectomy system for the removal of the vitreous humor gel that fills the eye cavity to provide better access to the retina and allow for a variety of repairs, including the removal of scar tissue, laser repair of retinal detachments and treatment of macular holes. Available exclusively on the Stellaris Elite system, Vitesse® liquefies tissue in a highly-localized zone at the edge of the port to increase the level of surgical control and precision to vitrectomies. We launched this product on a limited basis in October 2017.

•
Dermatology - Next Generation Thermage FLXTM is a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics, expand clinical indication set and improve patient outcomes. On September 22, 2017, we received 510(k) clearance from the FDA and launched this product on a limited basis as part of our Solta business.

•	Bausch + Lomb - On May 1, 2018 we received Premarket Approval from the FDA for 7-day extended wear for our Bausch + Lomb ULTRA® monthly planned replacement contact lenses.

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

•
Bausch + Lomb - We are developing a new Ophthalmic Viscosurgical Device product, with a formulation to protect corneal endothelium during Phaco emulsification process during a cataract surgery and to help chamber maintenance and lubrication during interocular lens delivery. In April 2018, we initiated an investigative device exemption (“IDE”) study for this product.

•
Dermatology - Traser™ is an energy-based platform device with significant versatility and power capabilities to address various dermatological conditions, including vascular and pigmented lesions. We are planning to launch this product in the second half of 2019 as part of our Solta business.

•
Bausch + Lomb - Loteprednol Gel 0.38% is a new formulation for the treatment of post-operative ocular inflammation and pain with lower drug concentration and less frequent dosing. We have completed Phase III testing and filed an NDA with the FDA for this product in April 2018.

•	Bausch + Lomb - enVista® Trifocal intraocular lens is an innovative lens design and we expect to initiate an IDE study for this product in the first half of 2018.
Improve Capital Structure
By executing our turnaround strategies, we have made measurable progress in improving our capital structure through debt reduction and extending debt maturities.
Debt Repayments - Using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management, we repaid (net of additional borrowings) over $5,800 million of long-term debt during 2017 and 2016, in the aggregate. Further, during the three months ended March 31, 2018, using cash on hand, we made $206 million in aggregate payments of our Series F Tranche B Term Loan Facility and repaid $71 million representing the remaining outstanding principal amount of the Company's 7.00% Senior Unsecured Notes Due 2020.
Divestitures - During 2017, we divested businesses and assets not aligned with our core business objectives, which simplified our operating model and generated over $3,200 million of net cash proceeds that we used to improve our capital structure. The most significant of these divestitures include the divestitures of the Company's interests in the CeraVe®, AcneFree™ and AMBI® skincare brands (the "Skincare Sale") (March 3, 2017), the iNova Pharmaceuticals business (the "iNova Sale") (September 29, 2017), the Company's equity interest in Dendreon Pharmaceuticals LLC (the "Dendreon Sale") (June 28, 2017) and the Obagi Medical Products, Inc. business (the "Obagi Sale") (November 9, 2017).
2017 Refinancing Transactions - In March, October, November and December of 2017, we accessed the credit markets and completed a series of refinancing transactions, whereby we extended the maturities of certain debt obligations originally scheduled to mature in the years 2018 through 2022 out to March 2022 through April 2026. Furthermore, on April 19, 2018, we executed an extension of an additional $60 million of commitments under our revolving credit facility, originally set to expire in April 2018. This brings the current total commitments under our revolving credit facility to $1,250 million through April 2020 (subject to certain springing maturity triggers).
2018 Refinancing Transactions - In March 2018, Valeant Pharmaceuticals International (“Valeant”) issued $1,500 million aggregate principal amount of 9.25% Senior Unsecured Notes due April 2026 (the “April 2026 Unsecured Notes”) in a private placement, a portion of the proceeds of which were used to repurchase $1,454 million in aggregate principal amount of unsecured notes which consisted of: (i) $1,017 million in principal amount of our existing 5.375% Senior Unsecured Notes due March 2020 (the “March 2020 Unsecured Notes”), (ii) $365 million in principal amount of our existing 6.375% October 2020 Unsecured Notes (the “6.375% October 2020 Unsecured Notes”) and (iii) $72 million in principal amount of our existing 6.75% Senior Unsecured Notes due 2021 (the "August 2021 Unsecured Notes"). On April 12, 2018, Valeant issued a 30-day notice to redeem an additional $150 million in principal amount of 6.375% October 2020 Unsecured Notes using cash on hand. All fees and expenses associated with these transactions were paid with cash on hand.
As a result of prepayments and a series of refinancing transactions, we have substantially eliminated any further scheduled mandatory long-term debt repayments through March 2020, providing us with additional liquidity and greater flexibility to execute our business plans. Our reduced debt levels and improved debt portfolio will translate to lower payments of principal over the next three years, which, in turn, will permit more cash flow to be directed toward developing our core assets and repaying additional debt amounts.

The table below summarizes our outstanding debt portfolio as of March 31, 2018 and December 31, 2017.

		March 31, 2018		December 31, 2017
(in millions)	Maturity	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Senior Secured Credit Facilities:
Revolving Credit Facility	April 2020	$250	$250	$250	$250
Series F Tranche B Term Loan Facility	April 2022	3,315	3,225	3,521	3,420
Senior Secured Notes	March 2022 through November 2025	5,000	4,941	5,000	4,939
Senior Unsecured Notes:
5.375%	March 2020	691	688	1,708	1,699
7.00%	October 2020	—	—	71	71
6.375%	October 2020	296	294	661	656
9.25%	April 2026	1,500	1,480	—	—
All other Senior Unsecured Notes	July 2021 through December 2025	14,501	14,376	14,526	14,394
Other	Various	14	14	15	15
Total long-term debt and other		$25,567	$25,268	$25,752	$25,444
The weighted average stated interest rate of the Company's outstanding debt as of March 31, 2018 and December 31, 2017 was 6.32% and 6.07%, respectively.
Maturities of our debt obligations through December 31, 2023 and thereafter, as of March 31, 2018 compared with December 31, 2017 were as follows:

(in millions)	March 31, 2018	December 31, 2017
Remainder of 2018	$2	$209
2019	—	—
2020	1,237	2,690
2021	3,103	3,175
2022	5,115	5,115
2023	6,098	6,051
Thereafter	10,012	8,512
Gross maturities	$25,567	$25,752
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt” for further details.
Refocus the Ortho Dermatologics Business
During 2017 we began the turnaround of our dermatology business by taking a number of actions which we believe will help our efforts to stabilize our dermatology business, which included: (i) rebranding our dermatology business, (ii) recruiting a new experienced leadership team, (iii) making significant investment in the dermatology pipeline, (iv) adjusting the size of the dermatology sales force and (v) reorganizing that sales force around roughly 150 territories, as we work to rebuild relationships with prescribers of our products.
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
During 2017, the new leadership team directed significant R&D resources to our Ortho Dermatologics business. As previously discussed, Siliq™ was launched in the U.S. in July 2017. Then, on November 2, 2017, we announced that the FDA had accepted our NDA for Duobrii™ (provisional name) for review, and set a PDUFA action date of June 18, 2018. Siliq™ and Duobrii™ (if approved) are treatments for moderate-to-severe plaque psoriasis and are two of our Significant Seven, which we believe will provide substantial revenues over the next five years.
Address Legacy Legal Matters
The Company was burdened with addressing certain ongoing legal matters, some of which were inherited as part of the acquisitions we completed in 2015 and prior. In order to better focus on our core activities and simplify our operations, we have been vigorously addressing many of these matters, and, during 2018, we achieved dismissals and other positive outcomes in approximately 20 litigations and investigations, as we continue to actively address others.  This included a win in the Cosmo (Uceris®) arbitration; a partial win in the Relistor®(injectable) Abbreviated New Drug Application case on validity in the Company's favor protecting the product to at least April 2024; a settlement to resolve the Solodyn® antitrust litigations, and a settlement to resolve the matter relating to our terminated relationship with Philidor with the California Department of Insurance.
We have made substantial progress in the following matters in the later portion of 2017 and in early 2018:
Allergan Litigation - On December 28, 2017, all parties agreed to settle the ongoing, Allergan shareholder class actions for a total of $290 million. The complaints had asserted violations of Section 14(e) of the Exchange Act and rules promulgated by the SEC thereunder and Section 20A of the Exchange Act by the Company and the other defendants, as well as violations of Section 20(a) of the Exchange Act by certain defendants, and had sought, among other relief, money damages, equitable relief, and attorneys’ fees and costs. The settlement remains subject to final approval by the Court; however, on March 19, 2018, following a hearing on the settlement, the Court preliminarily approved the settlement. The final approval hearing is scheduled for May 30, 2018. Under the terms of the proposed settlement, the Company is responsible for paying $96 million, or 33% of the settlement amount. We made this payment in January 2018, which is currently being held in escrow pending final approval by the court. We are pursuing recovery of the settlement amount and the costs of defense under our insurance policies, although recovery is not assured.
Solodyn® Antitrust Class Actions - Beginning in July 2013, we were named as co-defendants in a number of civil antitrust class action suits alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by our subsidiary, Medicis Pharmaceutical Corporation, under the brand name Solodyn®. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys’ fees. In February 2018, we agreed to resolve the class action litigation with the End Payor and Direct Payor classes for an amount of $58 million, subject to Court approval, and have resolved related litigation with opt-out retailers for additional consideration. The Court has granted preliminary approval of these settlements with the End-Payor and Direct Purchaser classes, and a fairness hearing for these settlements is scheduled for July 18, 2018. All amounts in settlement of these matters have been paid during the first quarter of 2018.
The significant matters are fully discussed in Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements and include:
Address Regulatory Matters
In the normal course of business, our products, devices and facilities are the subject of ongoing oversight and review, by regulatory and governmental agencies, including general, for cause and pre-approval inspections by the FDA. In 2016, FDA inspections of our Rochester, New York and Tampa, Florida facilities resulted in observations that we needed to address as we disclosed in previous filings. As we discussed in previous filings, in 2017 we resolved these matters with the FDA.
Following the resolution of these matters and the completion of U.S. FDA inspections of our other facilities going back to February 2017, all of our facilities are in good compliance standing with the FDA. With these confirmations, we have addressed manufacturing uncertainties related to our current and upcoming regulatory submissions and have cleared the way for new product approvals and the continued shipment of our products to countries outside the U.S.
All of our facilities are now rated either as No Action Indicated (or NAI, where there was no Form 483 observation) or Voluntary Action Indicated (or VAI, where there was a Form 483 with one or more observations). In the case of the VAI inspection outcome, the FDA has accepted our responses to the issues cited in the Form 483, which will be verified when the agency makes its next inspection of those specific facilities. (A Form 483 is issued at the end of each inspection when FDA investigators have observed any condition that in their judgment may constitute violations of CGMP.)
Address Operational Matters
Beginning in 2016 and through 2017, the new leadership team addressed a number of issues affecting performance and other operational matters. These operational matters included:

Patient Access and Pricing Committee and New Pricing Actions - Improving patient access to our products, as well as making them more affordable, is an important element of our turnaround. In May 2016, we formed the Patient Access and Pricing Committee responsible for setting, changing and monitoring the pricing of our Branded Rx products to insure launch prices and price changes are assessed and implemented across channels with a focus on patient accessibility and affordability while maintaining profitability. Since that time, the Patient Access and Pricing Committee has been committed to limiting the average annual price increase for our Branded Rx products to no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry. We expect that the Patient Access and Pricing Committee will continue to implement or recommend additional price changes and/or new programs in-line with this commitment to enhance patient access to our drugs and that these pricing changes and programs could affect the average realized pricing for our products and may have a significant impact on our revenue trends.
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
Transform
With our business objectives now set and our leadership team in place, we look to 2018 and beyond to take our next steps. As we continue our plans to stabilize the business we have begun to move toward our transformation.
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
We believe that we have a well-established product portfolio that is diversified within our core businesses and provides a sustainable revenue stream to fund our operations. However, the success of our transformation is also dependent upon our ability to continually refresh our pipeline, to provide a rotation of product launches that meet new and changing demands and replace other products that have lost momentum. We believe we have a robust pipeline that not only provides for the next generation of our existing products, but is also poised to bring new products to market.
During 2017, we launched and/or relaunched over 120 products globally, which contributed to organic growth in most of our core businesses. We currently have approximately 100 R&D projects in our global pipeline. These R&D projects include certain products we have dubbed our "Significant Seven", which are products recently launched or expected to launch in the near future pending completion of testing and receiving approval from the FDA. These Significant Seven products are: (i) Vyzulta™ (Bausch + Lomb), (ii) Siliq™ (psoriasis), (iii) Bryhali™ (provisional name) (psoriasis), (iv) Lumify™ (Bausch + Lomb), (v) Duobrii™ (provisional name) (psoriasis), (vi) Relistor® (GI) and (vii) the Bausch + Lomb ULTRA® product lines (Bausch + Lomb). Descriptions of these products and relevant launch dates and/or stages of testing were previously discussed. Revenues for our Significant Seven were less than $100 million in 2017; however, we believe the prospects for this group of products over the next five years to be substantial and anticipate devoting significant marketing efforts toward their promotion. We believe that the strength of these launches and the impact of these products on their respective markets will demonstrate the effectiveness of our pipeline and R&D strategies and inspire further innovation in our businesses.
Continue to Recruit and Retain Talent
As previously discussed, in December 2016, we initiated a significant GI sales force expansion program in support of our Xifaxan® for IBS-D and Relistor® tablets for OIC products. This initiative provided us with positive results, as we experienced consistent growth in demand for these products throughout the balance of 2017. Revenues from our Xifaxan® and Relistor® franchises increased approximately 49% and 54%, respectively, for the three months ended March 31, 2018 versus 2017.
In December 2017, encouraged by the success of our 2016 GI sales force expansion program, we committed to increasing our Ortho Dermatologics sales force by more than 25%, in support of our growth initiatives for our Ortho Dermatologics business. We believe the additional sales force is vital to meet the demand we expect from our recently launched products and those we expect to launch in the near term pending FDA approval. We continue to monitor our pipeline for other near term launches that will create opportunity needs in our other core businesses requiring us to make additional investment in our sales force to retain people for additional leadership and sales force roles.
Continue the Turnaround of Ortho Dermatologics Business
We continue to focus on the turnaround of our Ortho Dermatologics business. In addition to expanding our Ortho Dermatologics sales force by 25% in January 2018, in 2017, we identified and retained a proven leadership team of experienced dermatology sales professionals and marketers. We also made significant investments to build out our psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities. We believe narrowing our focus on the psoriasis and acne markets will maximize growth in our Ortho Dermatologics business and make us a category leader in dermatology.
We have also emphasized the advancement of topical gel and lotion products over injectable biologic products. While we continue to support and develop injectable biologics, we believe some patients prefer topical products as an alternative delivery method to injectable biologics. Further, as topical products can in many cases defer the use of injectable biologics and need not be administered by a certified biologic physician, a topical product is usually more cost effective and better supported by managed care payors over its alternative injectable biologic product. Therefore, we believe topical products provide significant innovation for physicians, payors and patients and as the preferred choice of treatment, will drive greater volumes, generate better margins and will ultimately be a key contributing factor in our turnaround of the Ortho Dermatologics business.
Psoriasis - As the number of reported cases of psoriasis in the U.S. has increased, we believe there is a need to make further investments in this market in order to maximize our opportunity and supplement our current psoriasis product portfolio. We have filed NDAs for several new topical psoriasis products, including DuobriiTM (provisional name) (PDUFA action date of June 18, 2018) and Bryhali™ (provisional name) (PDUFA action date of October 5, 2018), which we expect to launch in the near term pending FDA approval. We expect each of these topical products in development to line up well with our existing topical portfolio of psoriasis treatments, supplemented by our injectable biologic products, such as the recently launched SiliqTM (July 2017), to provide a diverse choice of psoriasis treatments to doctors and patients. In addition, on February 27, 2018, we announced that we entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. to develop and commercialize products containing a new chemical entity, KP-470, for the topical treatment of psoriasis.  KP-470 is a tumor necrosis factor-alpha converting enzyme inhibitor. Early proof of concept studies are planned for the second half of 2018. If approved by the FDA, KP-470 could represent a novel drug with an alternative mechanism of action in the topical treatment of psoriasis.
Acne - In support of our established acne product portfolio, we have been developing several products, which includes the recently launched Retin-A Micro® 0.06% (January 2018) and other products in various stages of development, such as AltrenoTM the first lotion (rather than a gel or cream) product containing tretinoin for the treatment of acne. The FDA has accepted the NDA for AltrenoTM, with a PDUFA action date of August 27, 2018. In addition to Retin-A Micro® 0.06% and AltrenoTM, we have three other unique acne projects that are in earlier stages of development that , if approved by the FDA, we believe will further innovate and advance the treatment of acne.
Bolstered by the new product opportunities we are creating in our psoriasis and acne product lines, our experienced dermatology sales leadership team and our increased sales force, we believe we have set the groundwork for the potential to achieve growth in our Ortho Dermatologics business over the next five years.
Continue to Manage Our Capital Structure
As previously outlined, we completed a series of transactions which reduced our debt levels and improved our capital structure. As a result of prepayments and a series of refinancing transactions, we have substantially eliminated any further scheduled mandatory long-term debt repayments through March 2020, providing us with additional liquidity and greater flexibility to execute our business plans. Our reduced debt levels and improved debt portfolio will translate to lower repayments of principal over the next three years, which, in turn, will permit more cash flows to be directed toward developing our core assets and repay additional debt amounts. In addition, as a result of the changes in our debt portfolio, approximately 85% or our debt is fixed rate debt as of March 31, 2018, as compared to approximately 65% as of January 1, 2017.
We continue to monitor our capital structure and to evaluate other opportunities to simplify our business and improve our capital structure giving us the ability to better focus on our core businesses. While we anticipate focusing any future divestiture activities on non-core assets, consistent with our duties to our shareholders and other stakeholders, we will consider dispositions in core areas that we believe represent attractive opportunities for the Company. Also, the Company regularly evaluates market conditions, its liquidity profile and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt or issue additional debt, equity or equity-linked securities.

Managing Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity in 2018 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2018 or in later years. Following a loss of exclusivity of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the loss of exclusivity or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic of such product (either ourselves or through a third party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material.
A number of our products already face generic competition. In the U.S., these products include, among others, Ammonul®, Atralin®, Carac®, Edecrin®, Glumetza®, Istalol®, Isuprel®, Locoid® Cream, Locoid® Lotion, Nitropress®, certain strengths of Retin-A Micro®, certain strengths of Solodyn®, Syprine®, Targretin® capsules, Tasmar®, Vanos®, Virazole®, Wellbutrin XL®, Xenazine®, Zegerid®, Ziana® and Zovirax® ointment. In Canada, these products include, among others, Aldara®, Glumetza®, Sublinox® and Wellbutrin® XL.
Based on current patent expiration dates, settlement agreements and/or competitive information, we believe that key products facing a potential loss of exclusivity and/or generic competition in the five year period from 2018 to and including 2022 include, among others (this is not an exhaustive list of products), the following key products in the U.S.: in 2018, Apriso®, Cuprimine®, Elidel®, Lotemax® Gel, Lotemax® Suspension, Mephyton®, Uceris® and certain products subject to settlement agreements, which in aggregate represented 10% and 11% of our U.S., Mexico and Puerto Rico revenues for 2017 and 2016; in 2019, Zovirax® cream and certain products subject to settlement agreements, which in aggregate represented 2% and 2% of our U.S., Mexico and Puerto Rico revenues for 2017 and 2016; in 2020, Clindagel® and Migranal® which represented 0% and 1% of our U.S., Mexico and Puerto Rico revenues for 2017 and 2016; in 2021, Luzu®, PreserVision® and certain products subject to settlement agreements, which represented 4% and 3% of our U.S., Mexico and Puerto Rico revenues for 2017 and 2016; in 2022, Xerese® which represented less than 1% of our U.S., Mexico and Puerto Rico revenues for 2017 and 2016, respectively. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches.
In addition, for a number of our products (including Apriso®, Carac®, Cardizem®, Onexton®, Prolensa®, Uceris®, Relistor® and Xifaxan® in the U.S. and Wellbutrin® XL and Glumetza® in Canada), we have commenced (or anticipate commencing) infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products. See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements for further details regarding certain infringement proceedings.
The risks of generic competition are a fact of the health care industry and are not specific to our operations or product portfolio. These risks are not avoidable, but we believe they are manageable. To manage these risks, our leadership team continually evaluates the impact that generic competition will have on future profitability and operations. In addition to aggressively defending the Company's patents and other intellectual property, our leadership team makes operational and investment decisions regarding these products and businesses at risk, not the least of which are decisions regarding our pipeline. Our leadership team actively manages the Company's pipeline in order to identify what we believe are the proper projects to pursue. Innovative and realizable projects aligned with our core businesses that are expected to provide incremental and sustainable revenues and growth into the future. We believe that our current pipeline is strong enough to meet these objectives and provide future sources of revenues, in our core businesses, sufficient enough to sustain our growth and corporate health as other products in our established portfolio face generic competition and lose momentum.
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
See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018 for additional information on our competition risks.

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
On July 28, 2014, the U.S. Internal Revenue Service issued final regulations related to the branded pharmaceutical drug annual fee pursuant to the ACA. Under the final regulations, an entity’s obligation to pay the annual fee is triggered by qualifying sales in the current year, rather than the liability being triggered upon the first qualifying sale of the following year. We adopted this guidance in the third quarter of 2014, and it did not have a material impact on our financial position or results of operations.
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
U.S. Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law which includes a number of changes to existing U.S. tax laws. Among the tax law changes affecting the Company are a reduction in the U.S. corporate federal statutory tax rate from 35% to 21%. The Tax Act also implements a modified territorial tax system that includes a one-time transition tax on the accumulated previously untaxed earnings of foreign subsidiaries (the “Transition Toll Tax”) equal to 15.5% (reinvested in liquid assets) or 8% (reinvested in non-liquid assets). At the taxpayer's election, the Transition Toll Tax can be paid over an eight-year period without interest, beginning in 2018.
The Tax Act also includes two new U.S. tax base erosion provisions: (i) the base-erosion and anti-abuse tax (“BEAT”) and (ii) the global intangible low-taxed income (“GILTI”). BEAT provides a minimum tax on U.S. tax deductible payments made to related foreign parties after December 31, 2017. GILTI requires an entity to include in its U.S. taxable income the earnings of its foreign subsidiaries in excess of an allowable return on each foreign subsidiary’s depreciable tangible assets. Accounting guidance provides that the impacts of this provision can be included in the consolidated financial statements either by recording the impacts in the period in which GILTI has been incurred or by adjusting deferred tax assets or liabilities in the period of enactment related to basis differences expected to reverse as a result of the GILTI provisions in future years. The Company has provisionally elected to provide for the GILTI tax in the period in which it is incurred and, therefore, the 2017 benefit for income taxes did not include a provision for GILTI. The estimate of tax expense in 2018 includes an estimate of the effects of the Tax Act including both GILTI and BEAT.
As part of the Tax Act, the Company’s U.S. interest expense is subject to limitation rules which limit U.S. interest expense to 30% of adjusted taxable income, defined similar to EBITDA (through 2021) and then EBIT thereafter. Disallowed interest can be carried forward indefinitely and any unused interest deduction assessed for recoverability. The Company considered such provisions in the 2018 annual estimated effective rate assessment and expects to fully utilize any interest carry forwards in future periods.
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
We have provided for income taxes, including the impacts of the Tax Act, in accordance with the accounting guidance issued through the date of this filing. Our tax benefit for 2017 was $4,145 million and included provisional net tax benefits of $975 million attributable to the Tax Act for: (i) the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future of $774 million, (ii) the one-time Transition Toll Tax of $88 million and (iii) the decrease in deferred tax assets attributable to certain legal accruals, the deductibility of which is uncertain for U.S. federal income tax purposes, of $10 million. We provisionally utilized net operating losses (“NOLs”) to offset the provisionally determined $88 million Transition Toll Tax and therefore no amount was recorded as payable. The Company has previously provided for residual U.S. federal income tax on its outside basis differences in certain foreign subsidiaries; however, as the Company's residual U.S. federal tax liability was $299 million prior to the law change, the Company recognized a deferred tax benefit of $299 million in the fourth quarter of 2017.
The provisional amounts included in the Company's Benefit from income taxes for the year 2017, including the Transition Toll Tax, will be finalized once a full assessment can be completed. Differences between the provisional net income tax benefit as provided in 2017 and the benefit or provision for income taxes when finalized, will be recognized in the period finalized as additional income tax provision or benefit. The effects of the Tax Act were recorded as provisional estimates, in part, because of expected future guidance from the SEC, the U.S. Internal Revenue Service, and various state and local governments. During the three months ended March 31, 2018, the Company has not made any material revisions to the provisional amounts as it continues its assessment and expects future guidance from the accounting regulatory bodies, the U.S. Internal Revenue Service and various state and local governments. Differences between the provisional benefit from income taxes as provided in 2017 and the benefit or provision for income taxes when those provisional amounts are finalized in 2018 are expected, and those differences could be material.
See Note 16, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.

SELECTED FINANCIAL INFORMATION
Organic Revenues and Organic Growth Rates
Organic growth, a non-GAAP metric, is defined as an increase on a period-over-period basis in revenues on a constant currency basis (if applicable) excluding the impact of recent acquisitions, divestitures and discontinuations. Organic revenue growth is growth in GAAP Revenue (its most directly comparable GAAP financial measure) adjusted for certain items, of businesses that have been owned for one or more years. The Company uses organic revenue and organic revenue growth to assess performance of its reportable segments, and the Company in total, without the impact of foreign currency exchange fluctuations and recent acquisitions, divestitures and product discontinuations. The Company believes that such measures are useful to investors as they provide a supplemental period-to-period comparison.
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
The following table provides selected unaudited financial information for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in millions, except per share data)	2018	2017	Change
Revenues	$1,995	$2,109	$(114)
Operating (loss) income	$(2,281)	$211	$(2,492)
Loss before benefit from income taxes	$(2,694)	$(295)	$(2,399)
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(2,693)	$628	$(3,321)
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(7.68)	$1.80	$(9.48)
Diluted	$(7.68)	$1.79	$(9.47)
Financial Performance
Summary of the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Revenue for the three months ended March 31, 2018 and 2017 was $1,995 million and $2,109 million, respectively, a decrease of $114 million, or 5%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations and (ii) lower volumes primarily driven by the loss of exclusivity of certain products. These negative effects on revenue were partially offset by (i) the favorable effect of foreign currencies, primarily in Europe and (ii) improved average realized pricing, primarily in our GI business. The changes in our segment revenues and segment profits are discussed in detail in the subsequent section titled “Reportable Segment Revenues and Profits”.

Operating loss for the three months ended March 31, 2018 was $2,281 million as compared to Operating income for the three months ended March 31, 2017 of $211 million, a decrease of $2,492 million and reflects, among other factors:

•
a decrease in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $87 million. The decrease was primarily driven by the impact of 2017 divestitures and discontinuations, partially offset by: (i) the favorable effect of foreign currencies and (ii) improved average realized pricing, primarily in our GI business;

•
a decrease in Selling, general, and administrative (“SG&A”) expenses of $70 million primarily attributable to: (i) the impact of 2017 divestitures and discontinuations and (ii) lower expenses associated with our existing businesses, partially offset by the unfavorable effect of foreign currencies;

•
a decrease in Research and development of $4 million as we removed projects related to 2017 divestitures and discontinuances and rebalanced our portfolio to better align with our long-term plans and focus on core businesses;

•
an increase in Amortization of intangible assets of $108 million driven by higher amortization as a result of management's revisions to its estimates of remaining useful lives of certain products and the Salix brand name in 2017 to reflect changes in assumptions, partially offset by lower amortization as a result of impairments to intangible assets during 2017 and the impact of 2017 divestitures and discontinuations;

•	Goodwill impairments of $2,213 million to the goodwill of our Salix and Ortho Dermatologics reporting units were recognized upon adopting new accounting guidance at January 1, 2018;

•	a decrease in Asset impairments of $94 million as a result of significant impairments in 2017 recognized in connection with our 2017 divestitures and discontinuances; and

•
a decrease in Other income of $251 million. The decrease was primarily attributable to the Gain on the Skincare Sale of $319 million in 2017 partially offset by lower charges in 2018 for Litigation and other matters.

Operating loss for the three months ended March 31, 2018 of $2,281 million and Operating income for the three months ended March 31, 2017 of $211 million includes non-cash charges for Depreciation and amortization of intangible assets of $786 million and $674 million, Goodwill impairments of $2,213 million and $0, Asset impairments of $44 million and $138 million and Share-based compensation of $21 million and $28 million, respectively.
Our Loss before benefit from income taxes for the three months ended March 31, 2018 and 2017 was $2,694 million and $295 million, respectively, an increase of $2,399 million. The increase in our Loss before benefit from income taxes is primarily attributable to: (i) the decrease in our operating results of $2,492 million, as previously discussed, (ii) a decrease in Interest expense of $58 million as a result of lower principal amounts of outstanding debt partially offset by higher interest rates during the three months ended March 31, 2018 and (iii) a decrease in Loss on extinguishment of debt of $37 million.
Net loss attributable to Valeant Pharmaceuticals International, Inc. for the three months ended March 31, 2018 was $2,693 million and Net income attributable to Valeant Pharmaceuticals International, Inc. for the three months ended March 31, 2017 was $628 million, a decrease of $3,321 million. The decrease in our reported results was primarily due to: (i) the increase in Loss before benefit from income taxes of $2,399 million, as previously discussed and (ii) the decrease in Benefit from income taxes of $921 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(in millions)	2018	2017	Change
Revenues
Product sales	$1,965	$2,076	$(111)
Other revenues	30	33	(3)
	1,995	2,109	(114)
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	560	584	(24)
Cost of other revenues	13	12	1
Selling, general and administrative	591	661	(70)
Research and development	92	96	(4)
Amortization of intangible assets	743	635	108
Goodwill impairments	2,213	—	2,213
Asset impairments	44	138	(94)
Restructuring and integration costs	6	18	(12)
Acquired in-process research and development costs	1	4	(3)
Acquisition-related contingent consideration	2	(10)	12
Other expense (income), net	11	(240)	251
	4,276	1,898	2,378
Operating (loss) income	(2,281)	211	(2,492)
Interest income	3	3	—
Interest expense	(416)	(474)	58
Loss on extinguishment of debt	(27)	(64)	37
Foreign exchange and other	27	29	(2)
Loss before benefit from income taxes	(2,694)	(295)	(2,399)
Benefit from income taxes	(3)	(924)	921
Net (loss) income	(2,691)	629	(3,320)
Less: Net income attributable to noncontrolling interest	2	1	1
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(2,693)	$628	$(3,321)
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Revenues
The Company’s revenues are primarily generated from product sales that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices). Other revenues include alliance and service revenue from the licensing of products and contract service revenue primarily in the areas of dermatology and topical medication.
Our revenue was $1,995 million and $2,109 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of $114 million, or 5%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations of $214 million and (ii) the decrease in volume from our existing business (excluding the effect of foreign currencies and the impact of 2017 divestitures and discontinuations) of $16 million, which was primarily driven by lower volumes in our U.S. Diversified Products segment as a result of the loss of exclusivity for a number of products. These decreases were partially offset by: (i) the favorable effect of foreign currencies of $66 million and (ii) improved average realized pricing of $51 million, primarily in our GI business.
Our segment revenues and segment profits for the three months ended March 31, 2018 and 2017 are discussed in detail in the subsequent section titled "Reportable Segment Revenues and Profits".

Cash Discounts and Allowances, Chargebacks and Distribution Fees
As is customary in the pharmaceutical industry, gross product sales are subject to a variety of deductions in arriving at net product sales. Provisions for these deductions are recognized concurrent with the recognition of gross product sales. These provisions include cash discounts and allowances, chargebacks, and distribution fees, which are paid to direct customers, as well as rebates and returns, which can be paid to direct and indirect customers.  Additionally, price appreciation credits are generated when the Company increases a product’s wholesaler acquisition cost (“WAC”) under contracts with certain wholesalers. Under such contracts, the Company is entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are offset against the total distribution service fees paid to each such wholesaler. The variable consideration associated with price appreciation credits is reflected in the transaction price of products sold when it is determined to be probable that a significant reversal will not occur. Provision balances relating to amounts payable to direct customers are netted against trade receivables, and balances relating to indirect customers are included in accrued liabilities.  Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018		2017
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,397	100%	$3,586	100%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	184	5%	203	6%
Returns	88	3%	108	3%
Rebates	635	19%	611	17%
Chargebacks	477	14%	512	14%
Distribution fees	48	1%	76	2%
Total provisions	1,432	42%	1,510	42%
Net product sales	1,965	58%	2,076	58%
Other revenues	30		33
Revenues	$1,995		$2,109
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 42% and 42% for the three months ended March 31, 2018 and 2017, respectively. Changes in these provisions include:

•
discounts and allowances as a percentage of product sales were higher primarily due to lower discount and allowances rates for Zegerid® AG and Isuprel® partially offset by the launch of Diastat® AG and higher sales of Xenazine® AG and Migranal® AG, which experienced higher discount and allowance rates;

•
returns as a percentage of gross product sales was unchanged as higher return rates for products such as Glumetza® SLX and higher volumes of Xifaxan® were offset by decreases from lower sales and return rates associated with certain products, primarily Nitropress®, which was impacted by multiple generics in 2017;

•
rebates as a percentage of product sales were higher due to increased sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of incremental rebates from contractual price increase limitations. The comparisons were impacted primarily by higher provisions for rebates and the co-pay assistance programs for promoted products, such as Xifaxan®, Apriso®, Uceris® and Retin-A®. These increases were offset by decreases in rebates for Solodyn®, Jublia®, Carac®, Glumetza® and other products as generic competition caused a decline in volume year over year;

•
chargebacks as a percentage of gross product sales was unchanged as increases in chargebacks due to higher sales of certain generic products, such as Targretin® AG, Diastat® AG and Xenazine® AG, and certain branded drugs, such as Nifedical™ and Wellbutrin®, were offset by decreases in chargebacks associated with: (i) better management of contractual terms of certain non-retail classes of trade products, such as Glumetza® SLX, Isuprel®, Zegerid®, Apriso® and Xifaxan® and other drugs due to generic competition, (ii) chargebacks in 2017 associated with Provenge® which was divested with the Dendreon Sale on June 28, 2017 and (iii) lower utilization by the U.S. government of certain products such as Minocin®; and

•
a decrease in distribution service fees as a percentage of gross product sales due in part to higher offsetting price appreciation credits and better contract terms with our distributors. Price appreciation credits are offset against the distribution service fees we pay wholesalers and were $15 million and $10 million for the three months ended March 31, 2018 and 2017, respectively.
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
Cost of goods sold was $560 million and $584 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of $24 million, or 4%. The decrease was primarily driven by the impact of 2017 divestitures and discontinuations partially offset by the unfavorable effect of foreign currencies.
Effective July 1, 2017, we began classifying certain maintenance costs as costs of sales, which in previous periods were included in R&D expenses. The costs incurred for the three months ended March 31, 2018 was $5 million. No adjustments were made to prior periods based on materiality.
Cost of goods sold as a percentage of product sales revenue was 28% and 28% for the three months ended March 31, 2018 and 2017, respectively. Costs of goods sold as a percentage of revenue was favorably impacted as a result of the impact of 2017 divestitures and discontinuations which historically reported lower gross margins than our core businesses and improved average realized pricing, primarily in our GI business which was offset by the unfavorable change in our product mix. In 2018, a greater percentage of our revenue is attributable to the Bausch + Lomb/International segment, which generally has lower gross margins than our remaining product portfolio.
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
SG&A expenses were $591 million and $661 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of $70 million, or 11%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations, (ii) lower executive cash and share based compensation and (iii) lower legal and professional fees. These factors were partially offset by the unfavorable impact of the effect of foreign currencies of $18 million.
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
R&D expenses were $92 million and $96 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of $4 million, or 4%. Although R&D expenses for the three months ended March 31, 2018 were lower when compared to the three months ended March 31, 2017, R&D expenses as a percentage of revenue was approximately 5% for the three months ended March 31, 2018 and 2017 and demonstrates our consistent commitment to our investment in our R&D strategy. The decrease in dollars spent in 2018 is attributable to the impact of 2017 divestitures and discontinuations as we rebalanced our portfolio to better align with our long-term plans and focus on our Bausch + Lomb, GI and dermatology businesses.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years.
Amortization of intangible assets was $743 million and $635 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $108 million, or 17%. The increase in amortization was driven by higher amortization as a result of management's revisions to its estimates of remaining useful lives of certain products and the Salix brand name in 2017 to reflect changes in assumptions, partially offset by lower amortization as a result of impairments to intangible assets during

2017 and the impact of 2017 divestitures and discontinuations as the Company focused on its core assets. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
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
Goodwill impairments were $2,213 million and $0 million for the three months ended March 31, 2018 and 2017, respectively.
In January 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, goodwill impairment will be measured as the amount by which a reporting unit's carrying value exceeds its fair value. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The Company has elected to adopt this guidance effective January 1, 2018.
Upon adopting the new guidance, the Company tested goodwill for impairment and determined that the carrying value of the Salix reporting unit exceeded its fair value. As a result of the adoption of new accounting guidance, the Company recognized a goodwill impairment of $1,970 million associated with the Salix reporting unit.
As of October 1, 2017, the date of the 2017 annual impairment test, the fair value of the Ortho Dermatologics reporting unit exceeded its carrying value. However, at January 1, 2018, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value. Unforeseen changes in the business dynamics of the Ortho Dermatologics reporting unit, such as: (i) changes in the dermatology sector, (ii) increased pricing pressures from third-party payors, (iii) additional risks to the exclusivity of certain products and (iv) an expected longer launch cycle for a new product, were factors that negatively impacted the reporting unit's operating results beyond management's expectations as of October 1, 2017, when the Company performed its annual goodwill impairment test. In response to these adverse business indicators, the Company reduced its near and long term financial projections for the Ortho Dermatologics reporting unit. As a result of the reductions in the near and long term financial projections, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at January 1, 2018 and the Company recognized a goodwill impairment of $243 million.
As of January 1, 2018, the fair value of all other reporting units exceeded their respective carrying value by more than 15%. See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements for additional details regarding our goodwill impairment testing.
Asset Impairments
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.
Asset impairments were $44 million and $138 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of $94 million. We continue to critically evaluate our businesses and product portfolios and as a result identified assets that are not aligned with our core objectives. Asset impairments for the three months ended March 31, 2018 include: (i) an impairment of $34 million reflecting decreases in forecasted sales for a certain product line due to generic competition, (ii) impairments of $6 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and revisions to forecasted sales and (iii) $4 million related to assets being classified as held for sale. Asset impairments for the three months ended March 31, 2017 include: (i) impairments of $96 million to assets classified as held for sale and (ii) impairments of $36 million to certain product/patent assets associated with the discontinuance of a specific product line not aligned with the focus of the Company's core businesses. See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding impairments of our intangible assets.
Restructuring and Integration Costs
Restructuring and integration costs were $6 million and $18 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of $12 million. We have substantially completed the integration of the businesses acquired prior to 2016.

The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material. See Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our unaudited interim Consolidated Financial Statements for further details regarding these actions.
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
Acquisition-related contingent consideration was a net loss of $2 million for the three months ended March 31, 2018 and included accretion for the time value of money of $6 million offset by net fair value adjustments of $4 million. Acquisition-related contingent consideration was a net gain of $10 million for the three months ended March 31, 2017 and included net fair value adjustments of $29 million offset by accretion for the time value of money of $19 million.
See Note 6, "FAIR VALUE MEASUREMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Other Expense (Income), Net
Other expense (income), net for the three months ended March 31, 2018 and 2017 consists of the following:

	Three Months Ended March 31,
(in millions)	2018	2017
Gain on the Skincare Sale	$—	$(319)
Net gain on other sales of assets	—	2
Litigation and other matters	11	76
Other, net	—	1
	$11	$(240)
In March 2017, we completed the Skincare Sale to a global beauty company for $1,300 million in cash. Aggregate annual revenue associated with these skincare brands was less than $200 million. See Note 4, "DIVESTITURES" to our unaudited interim Consolidated Financial Statements for further details.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due and amortization of debt discounts and deferred financing costs on indebtedness under our credit facilities and notes.
Interest expense was $416 million and $474 million and included non-cash amortization and write-offs of debt discounts and deferred financing costs of $23 million and $43 million for the three months ended March 31, 2018 and 2017, respectively. Interest expense decreased $58 million, or 12%, primarily due to: (i) lower principal amounts of outstanding long term debt and (ii) lower amortization and write-offs of debt discounts and deferred financing costs. Prepayments of long term debt were higher during the three months ended March 31, 2017 as compared to 2018, and resulted in higher acceleration of amortization and write-offs of debt discounts and deferred financing costs during the three months ended March 31, 2017 as compared to the three months ended March 31, 2018. These decreases in interest expense were partially offset by higher interest rates associated with the 2017 Refinancing Transactions. The weighted average stated rates of interest as of March 31, 2018 and 2017 were 6.32% and 6.00%, respectively. See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $27 million and $64 million for the three months ended March 31, 2018 and 2017, respectively. In March 2018 and 2017, we completed a series of transactions which allowed us to refinance portions of our debt arrangements. Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debts (the debts' stated principal net of unamortized debt discount and debt issuance costs).
Foreign Exchange and Other
Foreign exchange and other was a net gain of $27 million and $29 million for the three months ended March 31, 2018 and 2017, respectively, an unfavorable net change of $2 million. Foreign exchange gains/losses include translation gains/losses on intercompany loans, primarily on euro-denominated intercompany loans.
Income Taxes
Benefit from income taxes was $3 million and $924 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of $921 million.
Our effective income tax rate for the three months ended March 31, 2018 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of: (a) the tax consequences of internal restructuring efforts and (b) the net tax benefit related to uncertain tax positions.
Our effective income tax rate for the three months ended March 31, 2017 differs from the statutory Canadian income tax rate primarily due to: (i) the tax expense generated from our annualized mix of earnings by jurisdiction, (ii) the discrete treatment of: (a) an adjustment to the accrual established for legal expenses and (b) a tax benefit for the deduction of a significant impairment of an intangible asset, (iii) the recording of valuation allowance on entities for which no tax benefit of losses is expected and (iv) the accrual of interest on uncertain tax positions.
On December 22, 2017, the Tax Act was signed into law and includes a number of changes in the U.S. tax law. The Company has provided for income taxes, including the impacts of the Tax Act, in accordance with the accounting guidance issued through the date of the issuance of this filing. In accordance with accounting guidance, the Company has provisionally provided for the income tax effects of the Tax Act and will finalize the provisional amounts associated with the Tax Act within one year of its enactment, December 22, 2018.
The Company’s income tax benefit for the year 2017 included provisional net income tax benefits of $975 million attributable to the Tax Act. The provisional amounts included in the Company's Benefit from income taxes for the year 2017, including the Transition Toll Tax, will be finalized once a full assessment can be completed. Differences between the provisional net income tax benefit as provided in 2017 and the benefit or provision for income taxes when finalized, will be recognized in the period finalized as additional income tax provision or benefit. The effects of the Tax Act were recorded as provisional estimates, in part, because of expected future guidance from the SEC, the U.S. Internal Revenue Service, and various state and local governments. During the three months ended March 31, 2018, the Company has not made any material revisions to the provisional amounts as it continues its assessment and expects future guidance from the accounting regulatory bodies, the U.S. Internal Revenue Service and various state and local governments. Differences between the provisional benefit from income taxes as provided in 2017 and the benefit or provision for income taxes when those provisional amounts are finalized in 2018 are expected, and those differences could be material.
See Note 16, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.

Reportable Segment Revenues and Profits
Effective in the first quarter of 2018, revenues and profits from the U.S. Solta business included in the U.S. Diversified Products segment in prior periods and revenues and profits from the international Solta business included in the Bausch + Lomb/International segment in prior periods are presented in the Branded Rx segment. Prior period presentations of segment revenues, segment profits and segment assets have been recast to conform to the current segment reporting structure.
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year over year changes in segment revenues for the three months ended March 31, 2018 and 2017. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year over year changes in segment profits for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018		2017		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$1,103	55%	$1,134	54%	$(31)	(3)%
Branded Rx	593	30%	629	30%	(36)	(6)%
U.S. Diversified Products	299	15%	346	16%	(47)	(14)%
Total revenues	$1,995	100%	$2,109	100%	$(114)	(5)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$297	27%	$326	29%	$(29)	(9)%
Branded Rx	331	56%	330	52%	1	< 1%
U.S. Diversified Products	225	75%	267	77%	(42)	(16)%
Total segment profits	$853	43%	$923	44%	$(70)	(8)%
The following table presents organic revenue (Non-GAAP) and the year over year changes in organic revenue for the three months ended March 31, 2018 and 2017 by segment. Organic revenues and organic growth rates are defined in the previous section titled “Selected Financial Information”.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divested Revenues	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Bausch + Lomb/International	$1,103	$(65)	$1,038	$1,134	$(113)	$1,021	$17	2%
Branded Rx	593	(1)	592	629	(83)	546	46	8%
U.S. Diversified Products	299	—	299	346	(18)	328	(29)	(9)%
Total	$1,995	$(66)	$1,929	$2,109	$(214)	$1,895	$34	2%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product representing 10% or more of its segment product sales. The Bausch + Lomb/International segment revenue was $1,103 million and $1,134 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of $31 million, or 3%. The decrease was driven by the impact of 2017 divestitures and discontinuations of $113 million which includes the iNova Sale, the Skincare Sale and other divestitures and discontinuations.
The decrease from the impact of 2017 divestitures and discontinuations was partially offset by: (i) the favorable effect of foreign currencies of $65 million primarily attributable to our revenues in Europe, (ii) an increase in volume of $8 million and (iii) an increase in average realized pricing of $7 million. The increase in volume was primarily attributable to our Global Vision Care business partially offset by lower volumes in Russia. The increase in average realized pricing was primarily attributable to our international pharmaceuticals business, primarily in Egypt, offset by decreases in average realized pricing in our U.S. Vision Care business.

Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for the three months ended March 31, 2018 and 2017 was $297 million and $326 million, respectively, a decrease of $29 million, or 9%. The decrease was driven by the decrease in contribution from the impact of 2017 divestitures and discontinuations of $64 million, which includes the iNova Sale, the Skincare Sale and other divestitures and discontinuations.
The decrease in contribution from the impact of 2017 divestitures and discontinuations was partially offset by: (i) a decrease in operating expenses of $15 million primarily from the impact of 2017 divestitures and discontinuations, (ii) an increase in contribution as a result of increases in volume and average realized pricing as previously discussed and (iii) the net favorable effect of foreign currencies on contribution and operating expenses of $11 million.
Branded Rx Segment:
Branded Rx Segment Revenue
The Branded Rx segment has a diversified product line that includes Xifaxan®, which accounted for approximately 47% and 29% of the Branded Rx segment product sales and approximately 14% and 9% of the Company's product sales for the three months ended March 31, 2018 and 2017, respectively. No other single product group represents 10% or more of the Branded Rx segment product sales.
The Branded Rx segment revenue for the three months ended March 31, 2018 and 2017 was $593 million and $629 million, respectively, a decrease of $36 million, or 6%. The decrease was driven by: (i) the impact of 2017 divestitures and discontinuations of $83 million, which includes the Dendreon Sale and the Sprout Sale and (ii) lower revenues from the Ortho Dermatologics business. These decreases were partially offset by increases in revenues from our GI business. Average realized pricing for the Branded Rx segment increased $43 million and volume increased of $6 million.
Revenue from our GI business for the three months ended March 31, 2018 and 2017 was $422 million and $302 million, respectively, an increase of $120 million, or 40%. The increase includes increases in average realized pricing of $64 million and volume of $56 million. The increase in average realized pricing of the GI business was attributable primarily to: (i) a higher WAC for Xifaxan® and (ii) lower discounts associated with Glumetza®, Xifaxan® and Zegerid®. The increase in volume of the GI business was primarily driven by our Xifaxan® franchise which we believe is due in part to our sales force expansion program initiated in December 2016, as previously discussed.
Revenue from our Ortho Dermatologics business for the three months ended March 31, 2018 and 2017 was $112 million and $194 million, respectively, a decrease $82 million, or 42%. The decrease includes decreases in volume of $62 million and average realized pricing of $20 million. The decrease in volume is primarily due to generic competition as certain products lost exclusivity, including certain strengths of Solodyn® and Carac®, Targretin® and Zovirax® ointment. The decrease in average realized pricing is primarily attributable to reduced patient access by third party payors to certain legacy dermatology products.
Branded Rx Segment Profit
The Branded Rx segment profit for the three months ended March 31, 2018 and 2017 was $331 million and $330 million, respectively, an increase of $1 million, or less than 1%. The increase includes: (i) a net increase in contribution primarily due to higher average realized pricing, as previously discussed and (ii) a decrease in operating expenses of $22 million, primarily related to lower advertising and promotional expenses from the impact of 2017 divestitures and discontinuations.
These factors were offset by a decrease in contribution from the impact of 2017 divestitures and discontinuations of $75 million.

U.S. Diversified Products Segment:
U.S. Diversified Products Segment Revenue
The following table displays the U.S. Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018		2017		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin®	$62	21%	$49	14%	$13	27%
Syprine®	18	6%	20	6%	(2)	(10)%
Isuprel®	17	6%	38	11%	(21)	(55)%
Cuprimine®	16	5%	20	6%	(4)	(20)%
Mephyton®	14	5%	17	5%	(3)	(18)%
Xenazine® US	14	5%	29	8%	(15)	(52)%
Ativan®	13	4%	17	5%	(4)	(24)%
Aplenzin®	12	4%	8	2%	4	50%
Migranal® AG	10	3%	12	3%	(2)	(17)%
Diastat AG®	7	2%	—	—%	7	—%
Other product revenues	113	38%	132	39%	(19)	(14)%
Other revenues	3	1%	4	1%	(1)	(25)%
Total U.S. Diversified Products revenues	$299	100%	$346	100%	$(47)	(14)%
The U.S. Diversified Products segment revenue for the three months ended March 31, 2018 and 2017 was $299 million and $346 million, respectively, a decrease of $47 million, or 14%. The decrease was primarily driven by: (i) a decrease in volume of $30 million and (ii) the impact of 2017 divestitures and discontinuations of $18 million, which includes the Obagi Sale. The decrease in volume is primarily driven by generic competition to certain products, such as Nitropress®, Isuprel®, and Xenazine® in our neurology business unit and Zegerid® AG in our generics business unit. Average realized pricing increased $1 million.
U.S. Diversified Products Segment Profit
The U.S. Diversified Products segment profit for the three months ended March 31, 2018 and 2017 was $225 million and $267 million, respectively, a decrease of $42 million, or 16%. The decrease was primarily driven by the decrease in contribution as a result of decreases in volumes and the impact of 2017 divestitures and discontinuations.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
	2018	2017
(in millions)	Amount	Amount	Change
Net (loss) income	$(2,691)	$629	$(3,320)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	2,906	(267)	3,173
Changes in operating assets and liabilities	223	592	(369)
Net cash provided by operating activities	438	954	(516)
Net cash (used in) provided by investing activities	(48)	1,148	(1,196)
Net cash used in financing activities	(288)	(1,442)	1,154
Effect of exchange rate on cash and cash equivalents	10	8	2
Net increase in cash and cash equivalents	112	668	(556)
Cash, cash equivalents and restricted cash, beginning of period	797	542	255
Cash, cash equivalents and restricted cash, end of period	$909	$1,210	$(301)
Operating Activities
Net cash provided by operating activities was $438 million and $954 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of $516 million. The decrease is primarily attributable to changes in our operating assets and liabilities and changes in our operating results discussed above.
Changes in our operating assets and liabilities resulted in a net increase in cash of $223 million for the three months ended March 31, 2018 as compared to the net increase in cash of $592 million for the three months ended March 31, 2017, a decrease of $369 million. For the three months ended March 31, 2018, the change in our operating assets and liabilities included the reduction of certain liabilities as a result of payments totaling $170 million relating to settlements of the Solodyn Antitrust Class Actions, Allergan Shareholder Class Actions and other matters. See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements for further details. For the three months ended March 31, 2017, the change in our operating assets and liabilities was positively impacted by the collection of trade receivables, primarily attributable to our fulfillment agreement with Walgreens, and the impact of timing of other receipts and payments in the ordinary course of business.
Investing Activities
Net cash used in investing activities was $48 million for the three months ended March 31, 2018 and was driven by payments for purchases of property, plant and equipment of $33 million and acquisitions of intangible assets and other assets previously acquired of $14 million.
Net cash provided by investing activities was $1,148 million for the three months ended March 31, 2017 and included the net proceeds from sales of non-core assets of $1,317 million, which included the Skincare Sale. See Note 4, "DIVESTITURES" to our unaudited Consolidated Financial Statements for further details. Uses of cash by investing activities for the three months ended March 31, 2017 included payments for purchases of property, plant and equipment of $38 million and acquisitions of intangible assets and other assets previously acquired of $131 million.
Financing Activities
Net cash used in financing activities was $288 million for the three months ended March 31, 2018 and was primarily driven by the net reduction in our debt portfolio. Net cash used in financing activities includes: (i) repayments of term loans under our Senior Secured Credit Facilities of $206 million, (ii) repayments of principal amounts due under our Senior Notes of $1,525 million and (iii) payments for costs associated with the refinancing of certain debt of $20 million. These payments were funded with: (i) the $1,481 million in net proceeds from the issuance of Unsecured Notes and (ii) cash on hand. Net cash used in financing activities was $1,442 million for the three months ended March 31, 2017 and included: (i) prepayments of term loans under our Senior Secured Credit Facilities of $6,083 million, (ii) prepayments of principal amounts due under our 6.75% Senior Notes due 2018 of $1,100 million, (iii) repayments of amounts borrowed on our revolving credit facility of $350 million, (iv) scheduled debt repayments of $86 million and (v) payments for costs associated with the refinancing of certain debt on March 21, 2017 of $38 million. These payments were funded with the net proceeds from the sales of non-core assets, including the Skincare Sale, cash on hand and $6,234 million of net proceeds from the issuance of long-term debt, which included (i) $3,022 million from incremental Series F-3 Tranche B Term Loan of $3,060 million obtained in the March 21, 2017 refinancing, (ii) $1,976 million from the issuance of $2,000 million of 7.0% Senior Secured Notes due 2024 and (iii) $1,236 million from the issuance of $1,250 million of 6.5% Senior Secured Notes due 2022. See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for additional information regarding the financing activities described above.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash collected from customers, funds as available from our revolving credit facility, issuances of long-term debt and issuances of equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months.
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt. We believe our existing cash and cash generated from operations will be sufficient to service our debt obligations in the years 2018 through 2020.
Long-term Debt
Long-term debt, net of unamortized discounts and finance costs was $25,268 million and $25,444 million as of March 31, 2018 and December 31, 2017, respectively. Aggregate contractual principal amounts due under our debt obligations were $25,567 million and $25,752 million as of March 31, 2018 and December 31, 2017, respectively, a decrease of $185 million during the three months ended March 31, 2018.
Debt repayments - Using cash on hand during the three months ended March 31, 2018 we: (i) repaid $206 million of our Series F Tranche B Term Loan Facility, which satisfied our Consolidated Excess Cash Flow payment due for the year 2017 and (ii) repurchased $71 million of the remaining outstanding principal amount of our 7.00% October 2020 Unsecured Notes.
Refinancing - In March 2018, Valeant issued $1,500 million aggregate principal amount of April 2026 Unsecured Notes in a private placement, a portion of the proceeds of which were used to repurchase $1,454 million in aggregate principal amount of unsecured notes which consisted of: (i) $1,017 million in principal amount of our existing March 2020 Unsecured Notes, (ii) $365 million in principal amount of our existing 6.375% October 2020 Unsecured Notes and (iii) $72 million in principal amount of our existing August 2021 Unsecured Notes. On April 12, 2018, Valeant issued a 30-day notice to redeem an additional $150 million in principal amount of 6.375% October 2020 Unsecured Notes using cash on hand. All fees and expenses associated with these transactions were paid with cash on hand.
As a result of prepayments and a series of refinancing transactions, we have substantially eliminated any further scheduled mandatory long-term debt repayments through March 2020, providing us with additional liquidity and greater flexibility to execute our business plans. Maturities of our debt obligations through December 31, 2023 and thereafter, as of March 31, 2018 compared with December 31, 2017 were as follows:

(in millions)	March 31, 2018	December 31, 2017
Remainder of 2018	$2	$209
2019	—	—
2020	1,237	2,690
2021	3,103	3,175
2022	5,115	5,115
2023	6,098	6,051
Thereafter	10,012	8,512
Gross maturities	$25,567	$25,752
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended, (the “Credit Agreement”) with a syndicate of financial institutions and investors, as lenders. As of March 31, 2018, the Credit Agreement provided for: (i) a $1,500 million Revolving Credit Facility with commitments maturing in April 2018 and April 2020, which included a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans and (ii) our Series F Tranche Term Loan Facility maturing in April 2022.
As of March 31, 2018, the Company had $250 million of outstanding borrowings, $169 million of issued and outstanding letters of credit, and remaining availability of $1,081 million under its Revolving Credit Facility.
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
The applicable interest rate margins for borrowings under the Revolving Credit Facility are 2.25%-2.75% with respect to base rate borrowings and 3.25%-3.75% with respect to LIBO rate borrowings.  As of March 31, 2018, the stated rate of interest on the Revolving Credit Facility was 6.02% per annum. In addition, the Company is required to pay commitment fees of 0.50% per annum with respect to the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBO rate borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
The applicable interest rate margins for the Series F Tranche B Term Loan Facility are 2.50% with respect to base rate borrowings and 3.50% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor.  As of March 31, 2018, the stated rate of interest on the Company’s borrowings under the Series F Tranche B Term Loan Facility was 5.24% per annum.
As of December 31, 2017, there were no quarterly amortization repayments for the Senior Secured Credit Facilities.
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
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by the Company’s subsidiary, Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and Valeant, if any, may be required to guarantee the Senior Unsecured Notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $3,320 million and total liabilities of $1,355 million as of March 31, 2018, and revenues of $416 million and operating income of $37 million for the three months ended March 31, 2018.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
9.25% Senior Unsecured Notes due 2026 - March 2018 Refinancing Transactions
On March 26, 2018, Valeant issued $1,500 million in aggregate principal amount of April 2026 Unsecured Notes in a private placement, a portion of the proceeds of which were used to repurchase $1,454 million in aggregate principal amount of unsecured notes which consisted of: (i) $1,017 million in principal amount of the March 2020 Unsecured Notes, (ii) $365 million in principal amount of the 6.375% October 2020 Unsecured Notes and (iii) $72 million in principal amount of the August 2021 Unsecured Notes.  On April 12, 2018, Valeant issued a 30-day notice to redeem an additional $150 million in principal amount of 6.375% October 2020 Unsecured Notes using cash on hand. All fees and expenses associated with these transactions were paid with cash on hand. The April 2026 Unsecured Notes accrue interest at the rate of 9.25% per year, payable semi-annually in arrears on each of April 1 and October 1.
Valeant may redeem all or a portion of the April 2026 Unsecured Notes at any time prior to April 1, 2022, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to April 1, 2021, Valeant may redeem up to 40% of the aggregate principal amount of the outstanding April 2026 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the April 2026 Unsecured Notes indenture. On or after April 1, 2022, Valeant may redeem all or a portion of the April 2026 Unsecured Notes at the applicable redemption prices set forth in the April 2026 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
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
As outlined above, during 2017 and the three months ended March 31, 2018, the Company completed several actions which included using cash flows from operations to repay debt and refinancing debt with near term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with its financial maintenance covenants. As of March 31, 2018, the Company was in compliance with all financial maintenance covenants related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of this Form 10-Q, expects to remain in compliance with these financial maintenance covenants and meet its debt service obligations over that same period.
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
Weighted Average Interest Rate
The weighted average stated rate of interest of the Company's outstanding debt as of March 31, 2018 and December 31, 2017 was 6.32% and 6.07%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.

Credit Ratings
On March 6, 2018, Fitch assigned a first time rating for certain outstanding obligations of the Company. As of May 8, 2018, the credit and outlook ratings from Moody's, Standard & Poor's and Fitch for certain outstanding obligations of the Company were as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
Moody’s	B3	Ba3	Caa1	Stable
Standard & Poor’s	B	BB-	B-	Stable
Fitch	B-	BB-	B-	Stable
Any downgrade in our corporate credit ratings or other credit ratings may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
Future Cash Requirements
A substantial portion of our cash requirements for the remainder of 2018 are for debt service. Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring and integration, litigation settlements and benefit obligations. In addition, we may use cash to make strategic acquisitions, although we have made minimal acquisitions since 2015 and expect the volume and size of acquisitions to be low for the foreseeable future.
In addition to our working capital requirements, as of March 31, 2018, we expect our primary cash requirements during the remainder of 2018 to be as follows:

•
Debt service—We expect to make interest payments of approximately $1,300 million during the remainder of 2018. As a result of prepayments and a series of refinancing transactions, we have substantially eliminated any further scheduled mandatory long-term debt repayments through March 2020, providing us with additional liquidity and greater flexibility to execute our business plans. We may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our Revolving Credit Facility to meet business needs;

•	Capital expenditures—We expect to make payments of approximately $220 million for property, plant and equipment during the remainder of 2018;

•	Contingent consideration payments—We expect to make contingent consideration and other approval/sales-based milestone payments of approximately $100 million during the remainder of 2018;

•
Restructuring and integration payments—We expect to make payments of $25 million during the remainder of 2018 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through March 31, 2018; and

•	Benefit obligations—We expect to make payments under our pension and postretirement obligations of $14 million during the remainder of 2018.
On April 12, 2018, the Company issued a 30-day notice to redeem an additional $150 million in principal amount of 6.375% October 2020 Unsecured Notes.
On February 6, 2018, the Company issued a notice exercising its call option to acquire the 40% minority interests in its subsidiary Medpharma Pharmaceutical & Chemical Industries LLC ("Medpharma") for a payment of approximately $20 million, which we anticipate making during the second quarter of 2018.  Medpharma formulates and manufactures a line of branded generic pharmaceuticals and non-patented generic pharmaceuticals for third-parties.
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
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources. The following table summarizes our contractual obligations related to our long-term debt, including interest, as of March 31, 2018:

(in millions)	Total	Remainder of 2018	2019	2020 and 2021	2022 and 2023	Thereafter
Long-term debt obligations, including interest	$34,967	$1,260	$1,644	$7,541	$13,260	$11,262
There have been no other material changes to the contractual obligations disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Contractual Obligations” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.
OUTSTANDING SHARE DATA
Our common shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “VRX”.
At May 3, 2018, we had 349,299,207 issued and outstanding common shares. In addition, as of May 3, 2018, we had outstanding 6,332,852 stock options and 5,941,193 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 1,595,190 performance-based RSUs that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 3,132,627 common shares could be issued upon vesting of the performance-based RSUs outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018 and determined that there were no significant changes in our critical accounting policies in three months ended March 31, 2018, except for recently adopted accounting guidance as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements. Further, there were no significant changes in our estimates associated with those policies except for those pertaining to determining the implied fair value of the Salix reporting unit goodwill at March 31, 2018.
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
The Company forecasts cash flows for each reporting unit and takes into consideration economic conditions and trends, estimated future operating results, management's and a market participant's view of growth rates and product lives, and anticipates future economic conditions. Revenue growth rates inherent in these forecasts were based on input from internal and external market research that compare factors such as growth in global economies, recent industry trends and product life-cycles. Macroeconomic factors such as changes in economies, changes in the competitive landscape including the unexpected loss of exclusivity to the Company's product portfolio, changes in government legislation, product life-cycles, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets. Accordingly, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
Adoption of New Accounting Guidance for Goodwill Impairment Testing
In January 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, goodwill impairment will be measured as the amount by which a reporting unit's carrying value exceeds its fair value. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The Company has elected to adopt this guidance effective January 1, 2018.
Upon adopting the new guidance, the Company tested goodwill for impairment and determined that the carrying value of the Salix reporting unit exceeded its fair value. As a result of the adoption of new accounting guidance, the Company recognized a goodwill impairment of $1,970 million associated with the Salix reporting unit.
As of October 1, 2017, the date of the 2017 annual impairment test, the fair value of the Ortho Dermatologics reporting unit exceeded its carrying value. However, at January 1, 2018, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value. Unforeseen changes in the business dynamics of the Ortho Dermatologics reporting unit, such as: (i) changes in the dermatology sector, (ii) increased pricing pressures from third-party payors, (iii) additional risks to the exclusivity of certain products and (iv) an expected longer launch cycle for a new product, were factors that negatively impacted the reporting unit's operating results beyond management's expectations as of October 1, 2017, when the Company performed its annual goodwill impairment test. In response to these adverse business indicators, the Company reduced its near and long term financial projections for the Ortho Dermatologics reporting unit. As a result of the reductions in the near and long term financial projections, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at January 1, 2018 and the Company recognized a goodwill impairment of $243 million.
As of January 1, 2018, the fair value of all other reporting units exceeded their respective carrying value by more than 15%. See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements for additional details regarding our goodwill impairment testing.
2018 Realignment of Segment Structure
Effective March 1, 2018, revenues and profits from the U.S. Solta business included in the U.S. Diversified Products segment in prior periods and revenues and profits from the international Solta business included in the Bausch + Lomb/International segment in prior periods, are reported in new Global Solta reporting unit as part of the Branded Rx segment. As a result of the realignment, $115 million of goodwill was reallocated to the new Global Solta reporting unit and the Company assessed the impact on the fair values of each of the reporting units affected. After considering, among other matters: (i) the limited period of time between last impairment test (January 1, 2018) and the realignment (March 1, 2018), (ii) the results of the last impairment test and (iii) the amount of goodwill reallocated to the new Global Solta reporting unit, the Company did not identify any indicators of impairment as result of the realignment.
No additional events occurred or circumstances changed during the period January 1, 2018 (the date goodwill was last tested for impairment) through March 31, 2018 that would indicate that the fair value of any reporting unit might be below its carrying value. As no additional events occurred or circumstances changed since the January 1, 2018 impairment test, management concluded that the fair value of the Salix and Ortho Dermatologics reporting units continue to only marginally exceed their carrying values.  Therefore, the Company will perform qualitative interim assessments of the respective carrying values and fair values of the Salix and Ortho Dermatologics reporting units during the current year to determine if impairment testing of goodwill will be warranted. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and those charges can be material.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements for further details on goodwill impairment testing.
NEW ACCOUNTING STANDARDS
Adoption of New Accounting Guidance
Information regarding recently issued accounting guidance is contained in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" of notes to the unaudited interim Consolidated Financial Statements.
FORWARD-LOOKING STATEMENTS
Caution regarding forward-looking information and statements and “Safe-Harbor” statements under the U.S. Private Securities Litigation Reform Act of 1995 and applicable Canadian Securities laws:
To the extent any statements made in this Form 10-Q contain information that is not historical, these statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “forward-looking statements”).

These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, forecasts and changes thereto; product pipeline, prospective products or product approvals, product development and distribution plans and future performance or results of current and anticipated products; anticipated revenues for our products, including the Significant Seven; anticipated growth in our Ortho Dermatologics business; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2018; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; the impact of our distribution, fulfillment and other third party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Third Amended and Restated Credit and Guaranty Agreement, as amended (the "Credit Agreement") and indentures; and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing”, “increase”, "tracking" or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York, the pending investigations by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, the request for documents and information received by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), a number of pending putative securities class action litigations in the U.S. (including related opt-out actions) and Canada and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;

•
potential additional litigation and regulatory investigations (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity and reputational harm on our Company, products and business that may result from the past and ongoing public scrutiny of our distribution, marketing, pricing, disclosure and accounting practices and from our former relationship with Philidor, including any claims, proceedings, investigations and liabilities we may face as a result of any alleged wrongdoing by Philidor and/or its management and/or employees;

•
the past and ongoing scrutiny of our business practices including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York) and any pricing controls or price adjustments that may be sought or imposed on our products as a result thereof;

•
pricing decisions that we have implemented, or may in the future elect to implement, whether as a result of recent scrutiny or otherwise, such as the Patient Access and Pricing Committee’s commitment that the average annual price increase for our branded prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);

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

•
our ability to meet the financial and other covenants contained in our Credit Agreement, indentures and other current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional debt we are able to incur where not prohibited, and restrictions on our ability to make certain investments and other restricted payments;

•	any default under the terms of our senior notes indentures or Credit Agreement and our ability, if any, to cure or obtain waivers of such default;

•	any delay in the filing of any future financial statements or other filings and any default under the terms of our senior notes indentures or Credit Agreement as a result of such delays;

•	any downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;

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

•
our shift in focus to much lower business development activity through acquisitions for the foreseeable future, including as a result of the restrictions imposed by our Credit Agreement that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we achieve a specified leverage ratio;

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

•
factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including approval of pending and pipeline products (and the timing of such approvals), expected geographic expansion, changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;

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

•	adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in certain of the countries in which we do business;

•	our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property;

•
the introduction of generic, biosimilar or other competitors of our branded products and other products, including the introduction of products that compete against our products that do not have patent or data exclusivity rights;

•
if permitted under our Credit Agreement, and to the extent we elect to resume business development activities through acquisitions, our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis and the difficulties, challenges, time and resources associated with the integration of acquired companies, businesses and products;

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

•	our ability to negotiate the terms of or obtain court approval for the settlement of certain legal and regulatory proceedings;

•	the seasonality of sales of certain of our products;

•	declines in the pricing and sales volume of certain of our products that are distributed or marketed by third parties, over which we have no or limited control;

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

•
risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 28, 2018, and risks detailed from time to time in our other filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 28, 2018, under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as indicated below under “— Interest Rate Risk”, there have been no material changes to our exposures to market risks as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.
Interest Rate Risk
As of March 31, 2018, we had $20,151 million and $3,565 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1,500 million principal amount of issued fixed rate debt that requires repayment in euros. The estimated fair value of our issued fixed rate debt as of March 31, 2018, including the debt denominated in euros, was $20,869 million. If interest rates were to increase by 100 basis-points, the estimated fair value of our issued fixed rate debt as of March 31, 2018 would decrease by approximately $828 million. If interest rates were to decrease by 100 basis-points, the estimated fair value of our issued fixed rate debt as of March 31, 2018 would increase by approximately $767 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $36 million in our consolidated statements of operations and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. For the tranches in our credit facility that have a LIBOR floor, an increase in interest rates would only impact interest expense on those term loans to the extent LIBOR exceeds the floor. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 18, "LEGAL PROCEEDINGS" of notes to the unaudited interim Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of equity securities by the Company during the three months ended March 31, 2018.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

4.1
Indenture, dated as of March 26, 2018, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the other guarantors party thereto and The Bank of New York Mellon, as trustee, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2018, which is incorporated by reference herein.

10.1*
Amendment No. 17 to the Third Amended and Restated Credit and Guaranty Agreement, dated as of April 19, 2018, by and among Valeant Pharmaceuticals International, Inc., SunTrust Bank and Barclays Bank PLC, as administrative agent and as collateral agent.

10.2
Valeant Pharmaceuticals International, Inc. Amended and Restated 2014 Omnibus Incentive Plan, effective as of April 30, 2018, originally filed as Exhibit A to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed on March 21, 2018, which is incorporated by reference herein.†

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

Valeant Pharmaceuticals International, Inc. (Registrant)

Date: May 8, 2018	/s/ JOSEPH C. PAPA
Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date: May 8, 2018	/s/ PAUL S. HERENDEEN
Paul S. Herendeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
4.1
Indenture, dated as of March 26, 2018, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the other guarantors party thereto and The Bank of New York Mellon, as trustee, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2018, which is incorporated by reference herein.

10.1*
Amendment No. 17 to the Third Amended and Restated Credit and Guaranty Agreement, dated as of April 19, 2018, by and among Valeant Pharmaceuticals International, Inc., SunTrust Bank and Barclays Bank PLC, as administrative agent and as collateral agent.

10.2
Valeant Pharmaceuticals International, Inc. Amended and Restated 2014 Omnibus Incentive Plan, effective as of April 30, 2018, originally filed as Exhibit A to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed on March 21, 2018, which is incorporated by reference herein.†

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