Form 10-Q
period 2018-06-30
Bausch Health Companies Inc.
filed 2018-08-07
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-14956
Bausch Health Companies Inc.
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
Common shares, no par value — 349,611,591 shares outstanding as of August 2, 2018.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. (formerly Valeant Pharmaceuticals International, Inc.) and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of June 30, 2018.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, forecasts and changes thereto; product pipeline, prospective products or product approvals, product development and distribution plans and future performance and results of current and anticipated products; anticipated revenues for our products, including the Significant Seven; anticipated growth in our Ortho Dermatologics business; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2018; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; the impact of our distribution, fulfillment and other third party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement"), and indentures; and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York, the pending investigations by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, the investigation order issued by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), a number of pending putative securities class action litigations in the U.S. (including related opt-out actions) and Canada (including related opt-out actions) and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;

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

•
our ability to meet the financial and other covenants contained in our Restated Credit Agreement, indentures and other current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional debt we are able to incur where not prohibited, and restrictions on our ability to make certain investments and other restricted payments;

•	any default under the terms of our senior notes indentures or Restated Credit Agreement and our ability, if any, to cure or obtain waivers of such default;

•	any delay in the filing of any future financial statements or other filings and any default under the terms of our senior notes indentures or Restated Credit Agreement as a result of such delays;

•	any downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;

•
any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2018 or beyond, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our Restated Credit Agreement and/or indentures and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;

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

•	our shift in focus to much lower business development activity through acquisitions for the foreseeable future;

•
the uncertainties associated with the acquisition and launch of new products, including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

•	our ability to retain, motivate and recruit executives and other key employees, including as a result of the reputational challenges we face and may continue to face;

•	our ability to implement effective succession planning for our executives and key employees;

•
factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including approval of pending and pipeline products (and the timing of such approvals), expected geographic expansion, changes in estimates on market potential for dermatology products, continued investment in and success of our sales force and our ability to resolve the issues raised by the FDA in the complete response letter relating to our new drug application for Duobrii™ (provisional name) and the timing of such resolution;

•
factors impacting our ability to achieve anticipated revenues for our Significant Seven products, including the approval of pending products in the Significant Seven (and the timing of such approvals), our ability to resolve the issues raised by the FDA in the complete response letter relating to our new drug application for Duobrii™ (provisional name) and the timing of such resolution, changes in anticipated marketing spend on such products and launch of competing products;

•	the challenges and difficulties associated with managing a large complex business, which has, in the past, grown rapidly;

•
our ability to compete against companies that are larger and have greater financial, technical and human resources than we do, as well as other competitive factors, such as technological advances achieved, patents obtained and new products introduced by our competitors;

•
our ability to effectively operate, stabilize and grow our businesses in light of the challenges that the Company currently faces, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our pricing, distribution and other practices, reputational harm and limitations on the way we conduct business imposed by the covenants in our Restated Credit Agreement, indentures and the agreements governing our other indebtedness;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$838	$720
Restricted cash	—	77
Trade receivables, net	1,973	2,130
Inventories, net	993	1,048
Prepaid expenses and other current assets	835	771
Total current assets	4,639	4,746
Property, plant and equipment, net	1,355	1,403
Intangible assets, net	13,393	15,211
Goodwill	13,283	15,593
Deferred tax assets, net	1,654	433
Other non-current assets	124	111
Total assets	$34,448	$37,497
Liabilities
Current liabilities:
Accounts payable	$417	$365
Accrued and other current liabilities	3,427	3,694
Current portion of long-term debt and other	230	209
Total current liabilities	4,074	4,268
Acquisition-related contingent consideration	310	344
Non-current portion of long-term debt	24,858	25,235
Deferred tax liabilities, net	1,130	1,180
Other non-current liabilities	518	526
Total liabilities	30,890	31,553
Commitments and contingencies (Note 18)
Equity
Common shares, no par value, unlimited shares authorized, 349,600,960 and 348,708,567 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	10,114	10,090
Additional paid-in capital	391	380
Accumulated deficit	(4,970)	(2,725)
Accumulated other comprehensive loss	(2,068)	(1,896)
Total Bausch Health Companies Inc. shareholders’ equity	3,467	5,849
Noncontrolling interest	91	95
Total equity	3,558	5,944
Total liabilities and equity	$34,448	$37,497

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Product sales	$2,100	$2,200	$4,065	$4,276
Other revenues	28	33	58	66
	2,128	2,233	4,123	4,342
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	584	635	1,144	1,219
Cost of other revenues	10	11	23	23
Selling, general and administrative	642	659	1,233	1,320
Research and development	94	94	186	190
Amortization of intangible assets	741	623	1,484	1,258
Goodwill impairments	—	—	2,213	—
Asset impairments	301	85	345	223
Restructuring and integration costs	7	18	13	36
Acquired in-process research and development costs	—	1	1	5
Acquisition-related contingent consideration	(6)	(49)	(4)	(59)
Other expense (income), net	—	(19)	11	(259)
	2,373	2,058	6,649	3,956
Operating (loss) income	(245)	175	(2,526)	386
Interest income	3	3	6	6
Interest expense	(435)	(459)	(851)	(933)
Loss on extinguishment of debt	(48)	—	(75)	(64)
Foreign exchange and other	(9)	39	18	68
Loss before (provision for) benefit from income taxes	(734)	(242)	(3,428)	(537)
(Provision for) benefit from income taxes	(138)	205	(23)	1,129
Net (loss) income	(872)	(37)	(3,451)	592
Net income attributable to noncontrolling interest	(1)	(1)	(3)	(2)
Net (loss) income attributable to Bausch Health Companies Inc.	$(873)	$(38)	$(3,454)	$590
(Loss) earnings per share attributable to Bausch Health Companies Inc.:
Basic	$(2.49)	$(0.11)	$(9.84)	$1.69
Diluted	$(2.49)	$(0.11)	$(9.84)	$1.68

Weighted-average common shares
Basic	351.3	350.1	351.0	350.0
Diluted	351.3	350.1	351.0	350.9

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)
`

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(872)	$(37)	$(3,451)	$592
Other comprehensive (loss) income
Foreign currency translation adjustment	(218)	56	(172)	146
Pension and postretirement benefit plan adjustments, net of income taxes	(1)	—	(1)	(1)
Other comprehensive (loss) income	(219)	56	(173)	145
Comprehensive (loss) income	(1,091)	19	(3,624)	737
Comprehensive loss (income) attributable to noncontrolling interest	2	1	(2)	2
Comprehensive (loss) income attributable to Bausch Health Companies Inc.	$(1,089)	$20	$(3,626)	$739

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net (loss) income	$(3,451)	$592
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	1,570	1,341
Amortization and write-off of debt discounts and debt issuance costs	44	66
Asset impairments	345	223
Gain on disposals of assets and businesses, net	—	(367)
Acquisition-related contingent consideration	(4)	(59)
Allowances for losses on trade receivable and inventories	33	48
Deferred income taxes	(42)	(1,207)
Additions to accrued legal settlements	10	109
Insurance proceeds for legal settlement	—	20
Payments of accrued legal settlements	(220)	(213)
Goodwill impairment	2,213	—
Share-based compensation	43	51
Foreign exchange gain	(15)	(70)
Loss on extinguishment of debt	75	64
Payment of contingent consideration adjustments, including accretion	(2)	(2)
Other	(2)	(2)
Changes in operating assets and liabilities:
Trade receivables	128	452
Inventories	(12)	—
Prepaid expenses and other current assets	(76)	20
Accounts payable, accrued and other liabilities	23	156
Net cash provided by operating activities	660	1,222

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	5	—
Acquisition of intangible assets and other assets	(75)	(141)
Purchases of property, plant and equipment	(63)	(75)
Purchases of marketable securities	(4)	(1)
Proceeds from sale of marketable securities	4	1
Proceeds from sale of assets and businesses, net of costs to sell	(6)	2,144
Net cash (used in) provided by investing activities	(139)	1,928

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	7,474	6,232
Repayments of long-term debt	(7,836)	(7,839)
Repayments of short-term debt	(1)	(7)
Payment of employee withholding tax upon vesting of share-based awards	(8)	(3)
Payments of contingent consideration	(18)	(25)
Payments of deferred consideration	(18)	—
Payments of financing costs	(59)	(39)
Other	1	(10)
Net cash used in financing activities	(465)	(1,691)
Effect of exchange rate changes on cash and cash equivalents	(15)	24
Net increase in cash and cash equivalents and restricted cash	41	1,483
Cash and cash equivalents and restricted cash, beginning of period	797	542
Cash and cash equivalents and restricted cash, end of period	$838	$2,025

Cash and cash equivalents, end of period	$838	$1,214
Restricted cash, end of period	—	811
Cash and cash equivalents and restricted cash, end of period	$838	$2,025

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS
Bausch Health Companies Inc. (the “Company”), formerly known as Valeant Pharmaceuticals International, Inc., is a multinational, specialty pharmaceutical and medical device company that develops, manufactures, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products, and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices) which are marketed directly or indirectly in over 90 countries.

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
Principles of Consolidation
The unaudited consolidated financial statements include the accounts of the Company and those of its subsidiaries and any variable interest entities for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated.
Revisions to the Three Months Ended March 31, 2018
The Company identified an understatement of the Benefit from income taxes for the three months ended March 31, 2018 of $112 million, or $0.32 per basic and diluted share, due to an error in the forecasted effective tax rate. The Company also identified an understatement of the foreign currency translation adjustment as presented in the consolidated statement of comprehensive loss for the three months ended March 31, 2018 which did not impact the net loss or loss per share reported for the same period. Based on its evaluation, the Company concluded that these misstatements were not material to its financial position and statements of operations, comprehensive loss and cash flows as of and for the three months ended March 31, 2018 or the related disclosures. The March 31, 2018 financial information will be revised in future filings to correct these misstatements. There was no impact to the June 30, 2018 reported amounts.

The following table presents the effect of the revisions on the Company’s consolidated balance sheet as of March 31, 2018:

(in millions)	As Previously Reported	Adjustment	As Revised
Deferred tax liabilities, net	$1,139	$(112)	$1,027
Total liabilities	31,275	(112)	31,163
Accumulated deficit	(4,209)	112	(4,097)
Total Bausch Health Companies Inc. shareholders' equity	4,424	112	4,536
Total equity	4,523	112	4,635
The following table presents the effect of the revisions on the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018:

(in millions)	As Previously Reported	Adjustment	As Revised
Consolidated statement of operations
Benefit from income taxes	$(3)	$(112)	$(115)
Net loss	(2,691)	112	(2,579)
Net loss attributable to Bausch Health Companies Inc.	(2,693)	112	(2,581)
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	(7.68)	0.32	(7.36)
Consolidated statement of comprehensive loss
Foreign currency translation adjustment	(46)	92	46
Other comprehensive (loss) income	(46)	92	46
Comprehensive loss	(2,737)	204	(2,533)
Comprehensive loss (income) attributable to noncontrolling interest	2	(6)	(4)
Comprehensive loss attributable to Bausch Health Companies Inc.	(2,735)	198	(2,537)
The revision effects net loss and deferred income taxes presented on the statement of cash flows by $112 million, with no net impact to total cash flows provided by (used in) operating, investing or financing activities.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Changes in Reportable Segments
Commencing in the second quarter of 2018, the Company operates in the following operating segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products. (Prior to the second quarter of 2018, the Company operated in the following operating segments: (i) Bausch + Lomb/International, (ii) Branded Rx, and (iii) U.S. Diversified Products.) The Bausch + Lomb/International segment consists of the: (i) U.S. Bausch + Lomb and (ii) International reporting units. The Salix segment consists of the Salix reporting unit (originally part of the former Branded Rx segment). The Ortho Dermatologics segment consists of the: (i) Ortho Dermatologics (originally part of the former Branded Rx segment) and (ii) Global Solta (originally part of the former Branded Rx segment) reporting units. The Diversified Products segment consists of the: (i) Neurology and other (originally part of the former U.S. Diversified Product segment), (ii) Generics (originally part of the former U.S. Diversified Product segment) and (iii) Dentistry (originally part of the former Branded Rx segment) reporting units. The Neurology and other reporting unit includes the: (i) oncology business (originally part of the former Branded Rx segment) and (ii) women's health business (originally part of the former Branded Rx segment). Upon divesting its equity interests in Dendreon Pharmaceuticals LLC (“Dendreon”) on June 28, 2017 and Sprout Pharmaceuticals, Inc. (“Sprout”) on December 20, 2017, the Company exited the oncology and women's health businesses, respectively. Prior period presentations of segment revenues and segment profits have been recast to conform to the current segment reporting structure. See Note 19, "SEGMENT INFORMATION" for additional information.

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
The Company adopted this guidance effective January 1, 2018 using the modified retrospective approach. Accordingly, the amounts reported in the prior period have not been restated. The new guidance did however result in additional disclosures as to the nature, amounts, and concentrations of revenue. See Note 3, "REVENUE RECOGNITION" and Note 19, "SEGMENT INFORMATION" for additional details and the application of this guidance.
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
In January 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, goodwill impairment is measured as the amount by which a reporting unit's carrying value exceeds its fair value. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The Company elected to adopt this guidance effective January 1, 2018. The Company tested goodwill for impairment upon adopting this guidance and recognized impairment charges of $2,213 million, related to its Salix reporting unit and Ortho Dermatologics reporting unit at January 1, 2018. See Note 8, "INTANGIBLE ASSETS AND GOODWILL" for additional details and the application of this guidance.
Recently Issued Accounting Standards, Not Adopted as of June 30, 2018
In February 2016, the FASB issued guidance on lease accounting to increase transparency and comparability among organizations that lease buildings, equipment, and other assets by requiring the recognition of lease assets and lease liabilities on the balance sheet. Consistent with the current lease accounting standard, leases will continue to be classified as finance leases or operating leases. The classification is determined based on whether the risks and rewards, as well as substantive control, have been transferred to the Company and its determination will govern the pattern of lease cost recognition. Finance leases will be accounted for in substantially the same manner as capital leases are accounted for under current U.S. GAAP.

Operating leases will be accounted for (both in the statement of operations and statement of cash flows) in a manner consistent with operating leases under existing U.S. GAAP. However, as it relates to the balance sheet, lessees will recognize lease liabilities based upon the present value of remaining lease payments and corresponding right of use lease assets for operating leases with limited exception. The new guidance will also require lessees and lessors to provide additional qualitative and quantitative disclosures to help financial statement users assess the amount, timing, and uncertainty of cash flows arising from leases.
The new guidance is effective for annual reporting periods beginning after December 15, 2018. Early application is permitted. The Company will adopt the standard on January 1, 2019, and is electing to apply the modified retrospective approach to recognize a cumulative-effect adjustment to accumulated deficit at the adoption date. The Company also intends to elect the available practical expedients upon adoption. The Company has an implementation project in place and is progressing on the project plan for adopting this guidance. It includes a detailed assessment program and the selection of a third-party software to assist in complying with the new standard.
Although the Company anticipates that the inclusion of lease related assets and liabilities will have a material impact on the consolidated balance sheets, the Company believes its adoption will not have a material impact on the consolidated statements of operations upon adoption. While the Company is still in the process of finalizing the assessment of the impacts on the consolidated balance sheets, based on the assessment to date, the Company currently believes the most significant impact relates to assets and liabilities arising from facilities, vehicles and equipment operating leases. The Company expects that accounting for capital leases will remain substantially unchanged under the new standard. The Company does not have material lessor activity that would be impacted by the standard.
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
The Company’s revenues are primarily generated from product sales that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 19, "SEGMENT INFORMATION" for the disaggregation of revenue which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
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
The following table presents the activity and ending balances of the Company’s variable consideration provisions for the six months ended June 30, 2018.

	Six Months Ended June 30, 2018
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2018	$167	$863	$1,094	$274	$148	$2,546
Current period provision	406	163	1,330	947	116	2,962
Payments or credits	(409)	(185)	(1,287)	(971)	(120)	(2,972)
Reserve balance, June 30, 2018	$164	$841	$1,137	$250	$144	$2,536
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

In determining the estimate for returns, management is required to make certain assumptions regarding the timing of the introduction of new products and the potential of these products to capture market share. In addition, certain assumptions with respect to the extent and pattern of decline associated with generic competition are necessary. These assumptions are formulated using market data for similar products, past experience and other available information. These assumptions are continually reassessed, and changes to the estimates and assumptions are made as new information becomes available. A change of 1% in the estimated return rates would have impacted the Company’s pre-tax earnings by approximately $45 million for the six months ended June 30, 2018.
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
Rebates and Chargebacks
Product sales made under governmental and managed-care pricing programs in the U.S. are subject to rebates.  The Company participates in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby rebates are provided to participating government entities. Medicaid rebates are generally billed 45 days after the quarter, but can be billed up to 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, the Medicaid rebate reserve includes an estimate of outstanding claims for end-customer sales that occurred, but for which the related claim has not been billed and/or paid, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. The calculation of the Medicaid rebate reserve also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. A change of 1% in the volume of product sold through to Medicaid plan participants would have impacted the Company’s pre-tax earnings by approximately $44 million for the six months ended June 30, 2018. Quarterly, the Medicaid rebate reserve is adjusted based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of that reserve for several periods.
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
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Adjustments to actual for the six months ended June 30, 2018 and 2017 were not material to the Company’s revenues or earnings.
Patient Co-Pay Assistance programs, Consumer Rebates and Loyalty Programs are rebates offered on many of the Company’s products. Patient Co-Pay Assistance Programs are patient discount programs offered in the form of coupon cards or point of sale discounts, with which patients receive certain discounts off their prescription at participating pharmacies, as defined by the specific product program. An accrual for these programs is established, equal to management’s estimate of the discount, rebate and loyalty incentives attributable to a sale. That estimate is based on historical experience and other relevant factors. The accrual is adjusted throughout each quarter based on actual experience and changes in other factors, if any, to ensure the balance is fairly stated.
Distribution Fees
The Company sells product primarily to wholesalers, and in some instances to large pharmacy chains such as CVS and Wal-Mart. The Company has Distribution Services Agreements ("DSAs") with several large wholesale customers such as McKesson Corporation, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Specialty. Under the DSAs, the wholesalers agree to provide services, and the Company pays the contracted DSA distribution service fees for these services based on product volumes. Additionally, price appreciation credits are generated when the Company increases a product’s wholesaler acquisition cost (“WAC”) under contracts with certain wholesalers. Under such contracts, the Company is entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are offset against the total distribution service fees paid to each such wholesaler. The variable consideration associated with price appreciation credits is reflected in the transaction price of products sold when it is determined to be probable that a significant reversal will not occur. Net revenue from price appreciation credits for the six months ended June 30, 2018 was $15 million and is included as a deduction to distribution fees in the table above of the Company's variable consideration provisions.
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
CeraVe®, AcneFree™ and AMBI® skincare brands
On March 3, 2017, the Company completed the sale of its interests in the CeraVe®, AcneFree™ and AMBI® skincare brands for $1,300 million in cash (the “Skincare Sale”), subject to the finalization of certain working capital provisions. The CeraVe®, AcneFree™ and AMBI® skincare business was part of the Bausch + Lomb/International segment and was reclassified as held for sale as of December 31, 2016. Included in Other expense (income), net for the six months ended June 30, 2017 is the Gain on the Skincare Sale of $319 million. The working capital provisions were finalized during 2017 and the Gain on the Skincare Sale was adjusted to $309 million.

Dendreon Pharmaceuticals LLC
On June 28, 2017, the Company completed the sale of all outstanding equity interests in Dendreon for $845 million in cash (the “Dendreon Sale”), as adjusted. Dendreon was part of the former Branded Rx segment and was reclassified as held for sale as of December 31, 2016. Included in Other expense (income), net is the Gain on the Dendreon Sale of $73 million, as adjusted, during the three months ended June 30, 2017. The working capital provisions were finalized during 2017 and the Gain on the Dendreon Sale was adjusted to $97 million. Restricted cash as of June 30, 2017 includes $811 million of proceeds from the Dendreon Sale which the Company used to repay its Series F Tranche B Term Loan Facility on July 3, 2017.
iNova Pharmaceuticals
On September 29, 2017, the Company completed the sale of its Australian-based iNova Pharmaceuticals (“iNova”) business for $938 million in cash (the “iNova Sale”), as adjusted, and subject to the finalization of certain working capital provisions. iNova markets a diversified portfolio of weight management, pain management, cardiology and cough and cold prescription and OTC products in more than 15 countries, with leading market positions in Australia and South Africa, as well as an established platform in Asia. The Company will continue to operate in these geographies through the Bausch + Lomb franchise. The iNova business was part of the Bausch + Lomb/International segment and was reclassified as held for sale as of December 31, 2016. Included in Other expense (income), net is the Gain on the iNova Sale of $309 million, as adjusted, during the three months ended September 30, 2017.
Obagi Medical Products, Inc.
On November 9, 2017, certain of the Company's affiliates completed the sale of its Obagi Medical Products, Inc. (“Obagi”) business for $190 million in cash (the “Obagi Sale”). Obagi is a global specialty skin care pharmaceutical business with products focused on premature skin aging, skin damage, hyperpigmentation, acne and sun damage which are primarily available through dermatologists, plastic surgeons and other skin care professionals. The Obagi business was part of the former U.S. Diversified Products segment and was reclassified as held for sale as of March 31, 2017. The carrying value of the Obagi business, including associated goodwill, was adjusted to its estimated fair value less costs to sell and an impairment of $103 million was recognized in Asset impairments during the six months ended June 30, 2017. Included in Other expense (income), net is a $13 million loss related to this transaction during the three months ended December 31, 2017.
Sprout Pharmaceuticals, Inc.
On December 20, 2017, the Company completed the sale of all outstanding equity interests in Sprout to a buyer affiliated with certain former shareholders of Sprout (the “Sprout Sale”), in exchange for a 6% royalty on global sales of Addyi® (flibanserin 100 mg) beginning June 2019. In connection with the completion of the Sprout Sale, the terms of the October 2015 merger agreement relating to the Company's acquisition of Sprout were amended to terminate the Company's ongoing obligation to make future royalty payments associated with the Addyi® product, as well as certain related provisions (including the obligation to make certain marketing and other expenditures). In connection with the completion of the Sprout Sale, the litigation against the Company, initiated on behalf of the former shareholders of Sprout, which disputed the Company's compliance with certain contractual terms of that same merger agreement with respect to the use of certain diligent efforts to develop and commercialize the Addyi® product (including a disputed contractual term with respect to the spend of no less than $200 million in certain expenditures), was dismissed with prejudice. In connection with the completion of the Sprout Sale, the Company issued the buyer a five-year $25 million loan for initial operating expenses. Addyi®, a once-daily, non-hormonal tablet approved for the treatment of acquired, generalized hypoactive sexual desire disorder in premenopausal women, was Sprout's only approved and commercialized product. Sprout was part of the former Branded Rx segment and was reclassified as held for sale as of September 30, 2017. The carrying value of the Sprout business, including associated goodwill, was adjusted to its estimated fair value less costs to sell and a $352 million impairment was recognized in Asset impairments during the three months ended December 31, 2017. Upon consummation of the transaction, a loss of $98 million was recognized in Other expense (income), net during the three months ended December 31, 2017. The Company will recognize the agreed upon 6% royalty of global sales of Addyi® beginning in June 2019 as these royalties become due, as the Company does not recognize contingent payments until such amounts are realizable.
Assets Held For Sale
At June 30, 2018, included in Prepaid expenses and other current assets and Other non-current assets are assets held for sale of $1 million and $11 million, respectively. At December 31, 2017, included in Other non-current assets are assets held for sale of $12 million.

5.	RESTRUCTURING AND INTEGRATION COSTS
In connection with acquisitions prior to 2016, the Company implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings. These measures included: (i) workforce reductions company-wide and other organizational changes, (ii) closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, sales offices and corporate facilities, (iii) leveraging research and development spend and (iv) procurement savings. The remaining liability associated with these Restructuring and integration costs as of June 30, 2018 was $39 million.
During the six months ended June 30, 2018, the Company incurred $13 million of Restructuring and integration costs. These costs included: (i) $8 million of severance costs and (ii) $5 million of facility closure costs. The Company made payments of $13 million for the six months ended June 30, 2018.
During the six months ended June 30, 2017, the Company incurred $36 million of Restructuring and integration costs. These costs included: (i) $15 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $14 million of facility closure costs and (iii) $7 million of severance costs. These costs primarily related to restructuring and integration costs for other smaller acquisitions. The Company made payments of $49 million for the six months ended June 30, 2017.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$284	$244	$40	$—	$265	$230	$35	$—
Restricted cash	$—	$—	$—	$—	$77	$77	$—	$—
Liabilities:
Acquisition-related contingent consideration	$(364)	$—	$—	$(364)	$(387)	$—	$—	$(387)

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
There were no transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2018.
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
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2018:

(in millions)
Balance, January 1, 2018		$387
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$12
Fair value adjustments due to changes in estimates of future payments	(16)
Acquisition-related contingent consideration		(4)
Foreign currency translation adjustment included in other comprehensive loss		1
Payments		(20)
Balance, June 30, 2018		364
Current portion included in Accrued and other current liabilities		54
Non-current portion		$310
Fair Value of Long-term Debt
The fair value of long-term debt as of June 30, 2018 and December 31, 2017 was $24,995 million and $25,385 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.	INVENTORIES
The components of inventories, net of allowances for obsolescence were as follows:

(in millions)	June 30, 2018	December 31, 2017
Raw materials	$274	$276
Work in process	130	146
Finished goods	589	626
	$993	$1,048

8.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets were as follows:

	June 30, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$20,918	$(10,859)	$10,059	$20,913	$(9,281)	$11,632
Corporate brands	927	(226)	701	933	(179)	754
Product rights/patents	3,297	(2,475)	822	3,310	(2,346)	964
Partner relationships	169	(164)	5	179	(169)	10
Technology and other	209	(165)	44	214	(147)	67
Total finite-lived intangible assets	25,520	(13,889)	11,631	25,549	(12,122)	13,427
Acquired IPR&D not in service	64	—	64	86	—	86
Bausch + Lomb Trademark	1,698	—	1,698	1,698	—	1,698
	$27,282	$(13,889)	$13,393	$27,333	$(12,122)	$15,211
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.
Asset impairments for the six months ended June 30, 2018 include: (i) impairments of $323 million reflecting decreases in forecasted sales for the Uceris® Tablet product and other product lines due to generic competition, (ii) impairments of $17 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and revisions to forecasted sales and (iii) $5 million related to assets being classified as held for sale.
Asset impairments for the six months ended June 30, 2017 include: (i) impairments of $113 million to assets classified as held for sale, (ii) impairments of $80 million to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses, (iii) an impairment of $17 million reflecting a decrease in forecasted sales for a specific product line and (iv) impairments of $13 million reflecting decreases in forecasted sales for other product lines.
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
Periodically, the Company’s products face the expiration of their patent or regulatory exclusivity. Shortly following a loss of exclusivity of a product, the Company anticipates that product sales for such product would decrease due to the possible entry of a generic competitor. Where the Company has the rights, it may elect to launch an authorized generic of such product (either as the Company’s own branded generic or through a third party). This may occur prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product could still be significant, and the effect on future revenues could be material.
As a result of the launch of a generic competitor in July 2018, the Company revised its near and long-term financial projections of the Uceris® Tablet related intangible assets. As of June 30, 2018, the carrying value of the Uceris® Tablet related intangible assets exceeded the undiscounted expected cash flows from the Uceris® Tablet. As a result, the Company recognized an impairment of $263 million to reduce the carrying value of the Uceris® Tablet related intangible assets to their estimated fair value. As of June 30, 2018, the remaining carrying value of the Uceris® Tablet related intangible assets was $187 million. Prior to its launch, the Company initiated infringement proceedings against this generic competitor.  The Company continues to believe that its Uceris® Tablet related patents are enforceable and is proceeding in the ongoing litigation between the Company and the generic competitor, however the ultimate outcome of the matter is not predictable.
Estimated amortization expense, for the remainder of 2018 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)
July through December 2018	$1,364
2019	2,531
2020	2,261
2021	2,008
2022	1,835
2023	636
Thereafter	996
Total	$11,631
Goodwill
The changes in the carrying amounts of goodwill during the six months ended June 30, 2018 and the year ended December 31, 2017 were as follows:

(in millions)	Bausch + Lomb/ International	Branded Rx	U.S. Diversified Products	Salix	Ortho Dermatologics	Diversified Products	Total
Balance, December 31, 2016	$5,499	$7,265	$3,030	$—	$—	$—	$15,794
Realignment of segment goodwill	264	(264)	—	—	—	—	—
Balance, January 1, 2017	5,763	7,001	3,030	—	—	—	15,794
Goodwill reclassified to assets held for sale and subsequently disposed	(30)	(61)	(84)	—	—	—	(175)
Impairment	—	(312)	—	—	—	—	(312)
Foreign exchange and other	283	3	—	—	—	—	286
Balance, December 31, 2017	6,016	6,631	2,946	—	—	—	15,593
Impairment	—	(2,213)	—	—	—	—	(2,213)
Realignment of Global Solta reporting unit goodwill	(82)	115	(33)	—	—	—	—
Goodwill reclassified to assets held for sale	(2)	—	—	—	—	—	(2)
Foreign exchange and other	54	—	—	—	—	—	54
Balance, March 31, 2018	5,986	4,533	2,913	—	—	—	13,432
Realignment of segment goodwill	—	(4,533)	(2,913)	3,156	1,267	3,023	—
Balance after realignment	5,986	—	—	3,156	1,267	3,023	13,432
Foreign exchange and other	(149)	—	—	—	—	—	(149)
Balance, June 30, 2018	$5,837	$—	$—	$3,156	$1,267	$3,023	$13,283
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
2017
2017 Realignment of Segment Structure
Effective for the first quarter of 2017, the revenues and profits from the Company's operations in Canada were reclassified. In connection with this change, the prior-period presentation of segment goodwill has been recast to conform to the current reporting structure, of which $264 million of goodwill as of December 31, 2016 was reclassified from the former Branded Rx segment to the Bausch + Lomb/International segment. No facts or circumstances were then identified in connection with this change in alignment that would suggest an impairment exists.
2017 Impairment
On December 20, 2017, the Company completed the sale of Sprout to a buyer affiliated with certain former shareholders of Sprout. Sprout was part of the former Branded Rx segment and was reclassified as held for sale as of September 30, 2017. As the Sprout business represented only a portion of a former Branded Rx reporting unit, the Company assessed the remaining reporting unit for impairment and determined the carrying value of the remaining reporting unit exceeded its fair value. After completing step two of the impairment testing, the Company determined and recorded a goodwill impairment charge of $312 million during the three months ended September 30, 2017.
2018
Adoption of New Accounting Guidance for Goodwill Impairment Testing
In January 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, goodwill impairment is measured as the amount by which a reporting unit's carrying value exceeds its fair value. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The Company elected to adopt this guidance effective January 1, 2018.
Upon adopting the new guidance, the Company tested goodwill for impairment and determined that the carrying value of the Salix reporting unit exceeded its fair value. As a result of the adoption of new accounting guidance, the Company recognized a goodwill impairment of $1,970 million associated with the Salix reporting unit.
As of October 1, 2017, the date of the 2017 annual impairment test, the fair value of the Ortho Dermatologics reporting unit exceeded its carrying value. However, at January 1, 2018, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value. Unforeseen changes in the business dynamics of the Ortho Dermatologics reporting unit, such as: (i) changes in the dermatology sector, (ii) increased pricing pressures from third-party payors, (iii) additional risks to the exclusivity of certain products and (iv) an expected longer launch cycle for a new product, were factors that negatively impacted the reporting unit's operating results beyond management's expectations as of October 1, 2017, when the Company performed its 2017 annual goodwill impairment test. In response to these adverse business indicators, the Company reduced its near and long term financial projections for the Ortho Dermatologics reporting unit. As a result of the reductions in the near and long term financial projections, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at January 1, 2018 and the Company recognized a goodwill impairment of $243 million.
As of January 1, 2018, the fair value of all other reporting units exceeded their respective carrying value by more than 15%.

2018 Realignment of Solta Business
Effective March 1, 2018, revenues and profits from the U.S. Solta business included in the former U.S. Diversified Products segment in prior periods and revenues and profits from the international Solta business included in the Bausch + Lomb/International segment in prior periods, are reported in the new Global Solta reporting unit, which, at that time, was a part of the former Branded Rx segment. As a result of this change, $115 million of goodwill was reallocated to the new Global Solta reporting unit and the Company assessed the impact on the fair values of each of the reporting units affected. After considering, among other matters: (i) the limited period of time between last impairment test (January 1, 2018) and the realignment (March 1, 2018), (ii) the results of the last impairment test and (iii) the amount of goodwill reallocated to the new Global Solta reporting unit, the Company did not identify any indicators of impairment at the time of the realignment.
March 31, 2018
Except for the impact of the adoption of the new accounting guidance for goodwill impairment testing noted above, no additional events occurred or circumstances changed during the period January 1, 2018 (the date goodwill was last tested for impairment) through March 31, 2018 that would indicate that the fair value of any reporting unit might be below its carrying value. As a result, management concluded that the fair value of the Salix and Ortho Dermatologics reporting units marginally exceed their carrying values as of March 31, 2018. Therefore, during the three months ended March 31, 2018, the Company performed qualitative assessments of the Salix reporting unit and Ortho Dermatologics reporting unit to determine if testing was warranted.
As part of its qualitative assessments, management compared the reporting units' operating results to its original forecasts. The latest forecasts as of March 31, 2018 for the Salix and Ortho Dermatologics reporting units were not materially different than the forecast used in management's January 1, 2018 testing and the difference in the forecasts would not change the conclusion of the Company’s goodwill impairment testing as of January 1, 2018. As part of these qualitative assessments, the Company also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period.  Based on its qualitative assessments, management believed that the carrying value of these reporting units did not exceed their respective fair values.
2018 Realignment of Segment Structure
Commencing in the second quarter of 2018, the Company operates in the following reportable segments: (i) Bausch + Lomb/International segment, (ii) Salix segment, (iii) Ortho Dermatologics segment and (iv) Diversified Products segment. The Bausch + Lomb/International segment consists of the: (i) U.S. Bausch + Lomb and (ii) International reporting units. The Salix segment consists of the Salix reporting unit. The Ortho Dermatologics segment consists of the: (i) Ortho Dermatologics and (ii) Global Solta reporting units. The Diversified Products segment consists of the: (i) Neurology and other, (ii) Generics and (iii) Dentistry reporting units. There was no triggering event which would require the Company to test goodwill for impairment as a result of the second quarter realignment of the segment structure as it did not result in a change in the reporting units.
June 30, 2018
During the three months ended June 30, 2018, the Company made certain revisions to its forecasts for the Salix reporting unit. The revisions reflected, among other matters: (i) the launch of a generic competitor in July 2018 to the Company’s Uceris® Tablet product, (ii) the improved performance of the remaining Salix product portfolio, including the Xifaxan® products and (iii) certain other assumptions used in preparing its discounted cash flow model. Using the revised forecasts, management performed a qualitative assessment of the Salix reporting unit to determine if testing was warranted. As part of this assessment, management compared the reporting unit’s operating results to its original forecasts. Management noted that the forecasts as revised as of June 30, 2018 for the Salix reporting unit did not result in cash flows materially different than those used in management's January 1, 2018 testing and the difference in the forecasts would not change the conclusion of the Company’s goodwill impairment testing as of January 1, 2018. The Company also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions. Based on its qualitative assessments, management believes that the carrying value of the Salix reporting unit did not exceed its fair value as of June 30, 2018.
During the three months ended June 30, 2018, unforeseen changes in the business dynamics of the Ortho Dermatologics reporting unit, such as changes in the dermatology sector, additional risks to the exclusivity of certain products and a longer than originally expected launch cycle for a certain product, were factors that negatively impacted the reporting unit's operating results beyond management's expectations as of January 1, 2018, when the Company performed its last goodwill impairment test.  In response to these adverse business indicators, the Company performed a goodwill impairment test of the Ortho Dermatologics reporting unit. Based on the goodwill impairment test performed, the estimated fair value of the Ortho Dermatologics reporting unit exceeded its carrying value at the date of testing by approximately 5% and, therefore, there was no impairment to goodwill. If market conditions differ from the management's assumptions, the exclusivity of products are challenged successfully, or if the Company is unable to execute its strategies, including bringing its research and development projects to market as forecasted, it may be necessary to record impairment charges in the future.
No other events occurred or circumstances changed during the period January 1, 2018 (the date goodwill was last tested for impairment for all reporting units other than the Ortho Dermatologics reporting unit) through June 30, 2018 that would indicate that the fair value of any reporting unit, other than the Salix and Ortho Dermatologics reporting units might be below its carrying value.
Accumulated goodwill impairment charges through June 30, 2018 were $3,602 million.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.

9.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities were as follows:

(in millions)	June 30, 2018	December 31, 2017
Product rebates	$1,137	$1,094
Product returns	841	863
Interest	306	324
Employee compensation and benefit costs	237	259
Income taxes payable	186	202
Other	720	952
	$3,427	$3,694

10.	FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of discounts and issuance costs consists of the following:

		June 30, 2018		December 31, 2017
(in millions)	Maturity	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Senior Secured Credit Facilities:
2018 Revolving Credit Facility	April 2018	$—	$—	$—	$—
2020 Revolving Credit Facility	April 2020	—	—	250	250
2023 Revolving Credit Facility	June 2023	325	325	—	—
Series F Tranche B Term Loan Facility	April 2022	—	—	3,521	3,420
2025 Term Loan B Facility	June 2025	4,565	4,426	—	—
Senior Secured Notes:
6.50% Secured Notes	March 2022	1,250	1,237	1,250	1,235
7.00% Secured Notes	March 2024	2,000	1,977	2,000	1,975
5.50% Secured Notes	November 2025	1,750	1,729	1,750	1,729
Senior Unsecured Notes:
5.375%	March 2020	—	—	1,708	1,699
7.00%	October 2020	—	—	71	71
6.375%	October 2020	—	—	661	656
7.50%	July 2021	1,625	1,617	1,625	1,615
6.75%	August 2021	—	—	650	648
5.625%	December 2021	900	896	900	896
7.25%	July 2022	—	—	550	545
5.50%	March 2023	1,000	994	1,000	993
5.875%	May 2023	3,250	3,227	3,250	3,224
4.50% euro-denominated debt	May 2023	1,750	1,737	1,801	1,787
6.125%	April 2025	3,250	3,224	3,250	3,222
9.00%	December 2025	1,500	1,466	1,500	1,464
9.25%	April 2026	1,500	1,481	—	—
8.50%	January 2027	750	738	—	—
Other	Various	14	14	15	15
Total long-term debt and other		$25,429	25,088	$25,752	25,444
Less: Current portion of long-term debt and other			230		209
Non-current portion of long-term debt			$24,858		$25,235
Covenant Compliance
The Senior Secured Credit Facilities (as defined below) and the indentures governing the Company’s Senior Secured Notes and Senior Unsecured Notes contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The 2023 Revolving Credit Facility also contains a financial maintenance covenant consisting of a first lien leverage ratio.
As of June 30, 2018, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenant and may take other actions to reduce its debt levels to align with the Company’s long term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate.
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Third Amended Credit Agreement”) with a syndicate of financial institutions and investors, as lenders. As of January 1, 2017, the Third Amended Credit Agreement provided for: (i) a $1,500 million Revolving Credit Facility maturing on April 20, 2018 (the "2018 Revolving Credit Facility"), which included a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans and (ii) a series of term loans maturing during the years 2016 through 2022.
On March 21, 2017, the Company entered into Amendment No. 14 to the Third Amended Credit Agreement (“Amendment No. 14”), which: (i) provided additional financing from an incremental term loan under the Company's Series F Tranche B Term Loan Facility of $3,060 million (the “Series F-3 Tranche B Term Loan Facility”), (ii) amended the financial covenants contained in the Third Amended Credit Agreement, (iii) increased the amortization rate for the Series F-3 Tranche B Term Loan Facility from 0.25% per quarter (1% per annum) to 1.25% per quarter (5% per annum), with quarterly repayments starting March 31, 2017, (iv) amended certain financial definitions, including the definition of Consolidated Adjusted EBITDA and (v) provided additional ability for the Company to, among other things, incur indebtedness and liens, consummate acquisitions and make other investments, including relaxing certain limitations imposed by prior amendments. The proceeds from the additional financing, combined with the proceeds from the issuance of the March 2022 Secured Notes (as they are defined below) and the March 2024 Secured Notes (as they are defined below) and cash on hand, were used to: (i) repay all outstanding balances under the Company’s Series A-3 Tranche A Term Loan Facility, Series A-4 Tranche A Term Loan Facility, Series D-2 Tranche B Term Loan Facility, Series C-2 Tranche B Term Loan Facility, and Series E-1 Tranche B Term Loan Facility (collectively the “March 2017 Refinanced Debt”), (ii) repurchase $1,100 million in principal amount of 6.75% Senior Unsecured Notes due August 2018 (the “August 2018 Unsecured Notes”), (iii) repay $350 million of amounts outstanding under the Company's 2018 Revolving Credit Facility and (iv) pay related fees and expenses (collectively, the “March 2017 Refinancing Transactions”).
Amendment No. 14 was accounted for as a modification of debt to the extent the March 2017 Refinanced Debt was replaced with the incremental Series F-3 Tranche B Term Loan Facility issued to the same creditor and an extinguishment of debt to the extent the March 2017 Refinanced Debt was replaced with Series F-3 Tranche B Term Loan Facility issued to a different creditor. The March 2017 Refinanced Debt that was replaced with the proceeds of the newly issued Senior Secured Notes was accounted for as an extinguishment of debt. For amounts accounted for as an extinguishment of debt, the Company incurred a Loss on extinguishment of debt of $27 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value (the stated principal amount net of unamortized discount and debt issuance costs). Payments made to the lenders of $38 million associated with the issuance of the new Series F-3 Tranche B Term Loan Facility were capitalized and were being amortized as interest expense over the remaining term of the Series F-3 Tranche B Term Loan Facility. Third party expenses of $3 million associated with the modification of debt were expensed as incurred and included in Interest expense.
On March 28, 2017, the Company entered into Amendment No. 15 to the Third Amended Credit Agreement (“Amendment No. 15”) which provided for the extension of the maturity date of $1,190 million of revolving credit commitments under the 2018 Revolving Credit Facility from April 20, 2018 to the earlier of: (i) April 20, 2020 and (ii) the date that was 91 calendar days prior to the scheduled maturity of any series or tranche of term loans under the Third Amended Credit Agreement, certain Senior Secured Notes or Senior Unsecured Notes and any other indebtedness for borrowed money in excess of $750 million (the "Extended Revolving Maturity Date", and these extended commitments comprising the “2020 Revolving Credit Facility”). Amendment No. 15 was accounted for, in part, as a debt modification, whereby the fees paid to lenders agreeing to extend their commitment through April 20, 2020 and the fees paid to lenders providing additional commitments were recognized as additional debt issuance costs and were being amortized over the remaining term of the 2020 Revolving Credit Facility. Amendment No. 15 was also accounted for, in part, as an extinguishment of debt and the Company incurred a Loss on extinguishment of debt of $1 million representing the unamortized debt issuance costs associated with the commitments canceled by lenders in the amendment. On April 19, 2018, the Company entered into Amendment No. 17 to the Third Amended

Credit Agreement which provided for the extension of the maturity date of an additional $60 million of revolving credit commitments under the 2018 Revolving Credit Facility from April 20, 2018 to the Extended Revolving Maturity Date under the 2020 Revolving Credit Facility consistent with the terms of Amendment No. 15 outlined above. The remaining $250 million of revolving credit commitments under the 2018 Revolving Credit Facility matured on April 20, 2018.
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
On November 21, 2017, the Company entered into Amendment No. 16 to the Third Amended Credit Agreement (“Amendment No. 16”) to reprice the Series F Tranche B Term Loan Facility. The applicable margins for borrowings under the Series F Tranche B Term Loan Facility, as modified by the repricing, were 2.50% with respect to base rate borrowings and 3.50% with respect to LIBO rate borrowings. Amendment No. 16 also increased the letter of credit facility sublimit under the Third Amended Credit Agreement to $300 million and made certain other amendments to provide the Company with additional flexibility to enter into certain cash management transactions.
On June 1, 2018, the Company entered into a Restatement Agreement in respect of a Fourth Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”). The Restated Credit Agreement amended and restated in full the Third Amended Credit Agreement. The Restated Credit Agreement replaced the 2020 Revolving Credit Facility with a revolving credit facility of $1,225 million (the "2023 Revolving Credit Facility") and replaced the Series F Tranche B Term Loan Facility principal amount outstanding of $3,315 million with the seven year Tranche B Term Loan Facility of $4,565 million (the “2025 Term Loan B Facility”) borrowed by the Company’s subsidiary, Valeant Pharmaceuticals International (“VPI”).
The 2023 Revolving Credit Facility matures on the earlier of June 1, 2023 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company or VPI in an aggregate principal amount in excess of $1,000 million. Both the Company and VPI are borrowers with respect to the 2023 Revolving Credit Facility. Borrowings under the 2023 Revolving Credit Facility may be made in U.S. dollars, Canadian dollars or euros.
On June 1, 2018, the Company issued an irrevocable notice of redemption for the remaining outstanding principal amounts of: (i) $691 million of 5.375% Senior Unsecured Notes due 2020 (the "March 2020 Unsecured Notes"), (ii) $578 million of 6.75% Senior Unsecured Notes due 2021(the "August 2021 Unsecured Notes"), (iii) $550 million of 7.25% Senior Unsecured Notes due 2022 (the “July 2022 Unsecured Notes”) and (iv) $146 million of 6.375% Senior Unsecured Notes due 2020 (the “6.375% October 2020 Unsecured Notes” and together with the March 2020 Unsecured Notes, August 2021 Unsecured Notes and July 2022 Unsecured Notes the “June 2018 Unsecured Refinanced Debt”). On June 1, 2018, using the remaining net proceeds from the 2025 Term Loan B Facility, the net proceeds from the issuance of $750 million in aggregate principal amount of 8.50% Senior Unsecured Notes due 2027 (the "January 2027 Unsecured Notes") by VPI and cash on hand, the Company prepaid the remaining Series F Tranche B Term Loan Facility and deposited sufficient funds with The Bank of New York Mellon Trust Company, N.A., as trustee under the indentures governing the June 2018 Unsecured Refinanced Debt, to redeem the June 2018 Unsecured Refinanced Debt at their aggregate redemption price and the indentures governing the June 2018 Unsecured Refinanced Debt were discharged (collectively, the “June 2018 Refinancing Transactions”).
The Restated Credit Agreement was accounted for as a modification of debt, to the extent the June 2018 Unsecured Refinanced Debt was replaced with newly issued debt to the same creditor, and as an extinguishment of debt if: (i) the June 2018 Unsecured Refinanced Debt was replaced with newly issued debt to a different creditor, (ii) a portion of the unamortized deferred financing fees are allocated to debt that was paid down or (iii) the borrowing capacity declined when issuing a new revolving credit facility. The following was accounted for as an extinguishment of debt: (i) the difference between the amounts paid to redeem the June 2018 Unsecured Refinanced Debt and the June 2018 Unsecured Refinanced Debt’s carrying value, (ii) the replacement of the Series F Tranche B Term Loan with the 2025 Term Loan B Facility to the extent any unamortized deferred financing fees were associated to the portion of the Series F Tranche B Term Loan that was paid down and (iii) the replacement of the 2020 Revolving Credit Facility with the 2023 Revolving Credit Facility to the extent any unamortized deferred financing fees were associated with the decline in borrowing capacity. For amounts accounted for as an extinguishment of debt, the Company incurred a Loss on extinguishment of debt of $48 million. Payments made to the lenders and a portion of payments made to third parties of $74 million associated with the June 2018 Refinancing Transactions were capitalized and are being amortized as interest expense over the remaining term of the 2025 Term Loan B Facility. Third party expenses of $4 million associated with the modification of debt were expensed as incurred and included in Interest expense.
As of June 30, 2018, the Company had $325 million of outstanding borrowings, $169 million of issued and outstanding letters of credit, and remaining availability of $731 million under its 2023 Revolving Credit Facility.
Current Description of Senior Secured Credit Facilities
Borrowings under the Senior Secured Credit Facilities in U.S. dollars bear interest at a rate per annum equal to, at the Company's option, either: (i) a base rate determined by reference to the higher of: (a) the prime rate (as defined in the Restated Credit Agreement), (b) the federal funds effective rate plus 1/2 of 1.00% or (c) the eurocurrency rate (as defined in the Restated Credit Agreement) for a period of one month plus 1.00% (or if such eurocurrency rate shall not be ascertainable, 1.00%) or (ii) a eurocurrency rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (provided however, that the eurocurrency rate shall at no time be less than zero), in each case plus an applicable margin.
Borrowings under the 2023 Revolving Credit Facility in Euros bear interest at a eurocurrency rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing (provided however, that the eurocurrency rate shall at no time be less than 0.00% per annum), plus an applicable margin.
Borrowings under the 2023 Revolving Credit Facility in Canadian dollars bear interest at a rate per annum equal to, at the Company's option, either (a) a prime rate determined by reference to the higher of (1) the rate of interest last quoted by The Wall Street Journal as the “Canadian Prime Rate” or, if The Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the Bank of Canada as its prime rate and (2) the 1 month BA rate (as defined below) calculated daily plus 1.00% (provided however, that the prime rate shall at no time be less than 0.00%) or (b) the bankers’ acceptance rate for Canadian dollar deposits in the Toronto interbank market (the “BA rate”) for the interest period relevant to such borrowing (provided however, that the BA rate shall at no time be less than 0.00% per annum), in each case plus an applicable margin.
Subject to certain exceptions and customary baskets set forth in the Restated Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the Restated Credit Agreement), (iii) 50% of Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights). These mandatory prepayments may be used to satisfy future amortization.
The applicable interest rate margins for the 2025 Term Loan B Facility are 2.00% with respect to base rate borrowings and 3.00% with respect to eurocurrency rate borrowings.
As of June 30, 2018, the stated rate of interest on the Company’s borrowings under the 2025 Term Loan B Facility was 4.98% per annum.
The amortization rate for the 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity.
As of June 30, 2018, the remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $1,541 million through June 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate borrowings and 2.50%-3.00% with respect to eurocurrency rate borrowings.  As of June 30, 2018, the stated rate of interest on the 2023 Revolving Credit Facility was 4.98% per annum. In addition, the Company is required to pay commitment fees of 0.25%- 0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.

The 2023 Revolving Credit Facility includes a financial maintenance covenant that requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
The Restated Credit Agreement permits the incurrence of $1,000 million of incremental credit facility borrowings, subject to customary terms and conditions, as well as the incurrence of additional incremental credit facility borrowings subject to, in the case of secured debt, a secured leverage ratio of not greater than 3.50:1.00, and, in the case of unsecured debt, a total leverage ratio of not greater than 6.50:1.00 or an interest coverage ratio of not less than 2.00:1.00.
Senior Secured Notes
The Senior Secured Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor under the Restated Credit Agreement and existing Senior Unsecured Notes (together, the “Note Guarantors”). The Senior Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the Company’s obligations under the Restated Credit Agreement under the terms of the indenture governing the Senior Secured Notes.
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
6.50% Senior Secured Notes due 2022 and 7.00% Senior Secured Notes due 2024 - March 2017 Refinancing Transactions
As part of the March 2017 Refinancing Transactions, the Company issued $1,250 million aggregate principal amount of 6.50% senior secured notes due March 15, 2022 (the “March 2022 Secured Notes”) and $2,000 million aggregate principal amount of 7.00% senior secured notes due March 15, 2024 (the “March 2024 Secured Notes”), in a private placement, the proceeds of which, when combined with the proceeds from the Series F-3 Tranche B Term Loan Facility and cash on hand, were used to: (i) repay the March 2017 Refinanced Debt, (ii) repurchase $1,100 million in principal amount of August 2018 Senior Unsecured Notes, (iii) repay $350 million of amounts outstanding under the Company's 2018 Revolving Credit Facility and (iv) pay related fees and expenses. Interest on these notes is payable semi-annually in arrears on each March 15 and September 15.
5.50% Senior Secured Notes due 2025 - October 2017 Refinancing Transactions and November 2017 Refinancing Transactions
On October 17, 2017, the Company issued $1,000 million aggregate principal amount of 5.50% Senior Secured Notes due November 2025 (the “November 2025 Secured Notes”) in a private placement, the proceeds of which were used to: (i) repurchase $569 million in principal amount of the 6.375% October 2020 Unsecured Notes and (ii) repurchase $431 million in principal amount of the 7.00% Senior Unsecured Notes due 2020 (the "7.00% October 2020 Unsecured Notes") (collectively, the “October 2017 Refinancing Transactions”). The related fees and expenses were paid using cash on hand. Interest on the November 2025 Secured Notes is payable semi-annually in arrears on each May 1 and November 1.
On November 21, 2017, the Company issued $750 million aggregate principal amount of the November 2025 Secured Notes in a private placement. These are additional notes and form part of the same series as the Company’s existing November 2025 Secured Notes. The proceeds were used to prepay $750 million of its Series F Tranche B Term Loan Facility. The related fees and expenses were paid using cash on hand (collectively, the “November 2017 Refinancing Transactions”).

Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by VPI are senior unsecured obligations of VPI and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than VPI) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and VPI, if any, may be required to guarantee the Senior Unsecured Notes.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
6.75% Senior Unsecured Notes due 2018
In addition to the repurchase of $1,100 million of August 2018 Unsecured Notes as part of the March 2017 Refinancing Transactions, on August 15, 2017, the Company repurchased the remaining $500 million of outstanding August 2018 Unsecured Notes using cash on hand, plus accrued and unpaid interest.
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
9.25% Senior Unsecured Notes due 2026 - March 2018 Refinancing Transactions
On March 26, 2018, VPI issued $1,500 million in aggregate principal amount of 9.25% Senior Unsecured Notes due 2026 (the “April 2026 Unsecured Notes”) in a private placement, the proceeds of which were used to repurchase $1,500 million in aggregate principal amount of unsecured notes which consisted of: (i) $1,017 million in principal amount of the March 2020 Unsecured Notes, (ii) $411 million in principal amount of the 6.375% October 2020 Unsecured Notes and (iii) $72 million in principal amount of the August 2021 Unsecured Notes. All fees and expenses associated with these transactions were paid with cash on hand (collectively, the “March 2018 Refinancing Transactions”). During the three months ended June 30, 2018, VPI redeemed an additional $104 million in principal amount of 6.375% October 2020 Unsecured Notes using cash on hand. The April 2026 Unsecured Notes accrue interest at the rate of 9.25% per year, payable semi-annually in arrears on each of April 1 and October 1.
VPI may redeem all or a portion of the April 2026 Unsecured Notes at any time prior to April 1, 2022, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to April 1, 2021, VPI may redeem up to 40% of the aggregate principal amount of the outstanding April 2026 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the April 2026 Unsecured Notes indenture. On or after April 1, 2022, VPI may redeem all or a portion of the April 2026 Unsecured Notes at the applicable redemption prices set forth in the April 2026 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
8.50% Senior Unsecured Notes due 2027 - June 2018 Refinancing Transactions
As part of the June 2018 Refinancing Transactions, VPI issued $750 million in aggregate principal amount of January 2027 Unsecured Notes in a private placement, the proceeds of which, when combined with the remaining net proceeds from the 2025 Term Loan B Facility and cash on hand, were deposited with The Bank of New York Mellon Trust Company, N.A., as trustee under the indentures governing the June 2018 Unsecured Refinanced Debt, to redeem the June 2018 Unsecured Refinanced Debt at their aggregate redemption price and the indentures governing the June 2018 Unsecured Refinanced Debt were discharged. The January 2027 Unsecured Notes accrue interest at the rate of 8.50% per year, payable semi-annually in arrears on each of January 31 and July 31.

VPI may redeem all or a portion of the January 2027 Unsecured Notes at any time prior to July 31, 2022, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to July 31, 2021, VPI may redeem up to 40% of the aggregate principal amount of the outstanding January 2027 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the January 2027 Unsecured Notes indenture. On or after July 31, 2022, VPI may redeem all or a portion of the January 2027 Unsecured Notes at the applicable redemption prices set forth in the January 2027 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company's outstanding debt obligations as of June 30, 2018 and December 31, 2017 was 6.28% and 6.07%, respectively.
Maturities
Maturities and mandatory amortization payments of debt obligations for the period July through December 2018, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
July through December 2018	$114
2019	230
2020	228
2021	2,753
2022	1,478
2023	6,553
Thereafter	14,073
Total gross maturities	25,429
Unamortized discounts	(341)
Total long-term debt and other	$25,088

11.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries. The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three and six months ended June 30, 2018 and 2017:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Three Months Ended June 30,
(in millions)	2018	2017	2018	2017	2018	2017
Service cost	$1	$—	$—	$1	$—	$—
Interest cost	1	2	2	1	—	—
Expected return on plan assets	(3)	(3)	(2)	(1)	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(1)
Amortization of net loss	—	—	—	1	—	—
Net periodic (benefit) cost	$(1)	$(1)	$—	$1	$(1)	$(1)

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Six Months Ended June 30,
(in millions)	2018	2017	2018	2017	2018	2017
Service cost	$1	$1	$1	$1	$—	$—
Interest cost	3	4	3	2	—	1
Expected return on plan assets	(7)	(6)	(3)	(2)	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(2)
Amortization of net loss	—	—	—	1	—	—
Net periodic (benefit) cost	$(3)	$(1)	$1	$1	$(1)	$(1)
During the six months ended June 30, 2018, the Company contributed $2 million, $4 million, and $2 million to the U.S. pension benefit plans, the non-U.S. pension benefit plans, and the postretirement benefit plan, respectively. The Company expects to contribute $5 million, $7 million, and $6 million in 2018 to the U.S. pension benefit plans, the non-U.S. pension benefit plans, and the postretirement benefit plan, respectively, inclusive of amounts contributed during the six months ended June 30, 2018.

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
Approximately 14,054,000 common shares were available for future grants as of June 30, 2018. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
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

The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Stock options	$6	$5	$11	$10
RSUs	16	18	32	41
	$22	$23	$43	$51

Research and development expenses	$2	$2	$4	$4
Selling, general and administrative expenses	20	21	39	47
	$22	$23	$43	$51
During the six months ended June 30, 2018 and 2017, the Company granted approximately 2,076,000 stock options with a weighted-average exercise price of $15.35 per option and approximately 1,525,000 stock options with a weighted-average exercise price of $14.27 per option, respectively. The weighted-average fair values of all stock options granted to employees during the six months ended June 30, 2018 and 2017 were $7.82 and $5.99, respectively.
During the six months ended June 30, 2018 and 2017, the Company granted approximately 2,726,000 time-based RSUs with a weighted-average grant date fair value of $17.07 per RSU and approximately 3,425,000 time-based RSUs with a weighted-average grant date fair value of $11.68 per RSU, respectively.
During the six months ended June 30, 2018 and 2017, the Company granted approximately 878,000 and 416,000 performance-based RSUs, consisting of approximately 469,000 and 208,000 units of TSR performance-based RSUs with an average grant date fair value of $29.35 and $16.34 per RSU and approximately 409,000 and 208,000 units of ROTC performance-based RSUs with a weighted-average grant date fair value of $18.80 and $15.76 per RSU, respectively.
The granted stock options, time-based RSUs and performance-based RSUs includes long-term incentive awards granted to the Company’s Chief Executive Officer ("CEO") during the three months ended March 31, 2018, which had an aggregate value of $10 million. In connection with his award, approximately 933,000 performance-based RSUs received by the CEO upon his hire in 2016 were cancelled, and the shares underlying those performance-based RSUs were permanently retired and are not available for future grants under the Amended and Restated 2014 Plan. The CEO's long-term incentive award is accounted for as an award modification whereby the Company continues to recognize the unamortized compensation associated with the original award plus the incremental fair value of the new award measured at the date of grant, over the vesting period of the new award.
As of June 30, 2018, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $131 million, which will be amortized over a weighted-average period of 2.11 years.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were as follows:

(in millions)	June 30, 2018	December 31, 2017
Foreign currency translation adjustments	$(2,048)	$(1,877)
Pension and postretirement benefit plan adjustments, net of tax	(20)	(19)
	$(2,068)	$(1,896)
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
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Product related research and development	$84	$86	$167	$172
Quality assurance	10	8	19	18
	$94	$94	$186	$190

15.	OTHER EXPENSE (INCOME), NET
Other expense (income), net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Gain on the Skincare Sale (Note 4)	$—	$—	$—	$(319)
Gain on the Dendreon Sale (Note 4)	—	(73)	—	(73)
Net loss on other sales of assets	—	23	—	25
Litigation and other matters	(1)	33	10	109
Other, net	1	(2)	1	(1)
	$—	$(19)	$11	$(259)
Litigation and other matters includes amounts provided for certain matters discussed in Note 18, "LEGAL PROCEEDINGS".

16.	INCOME TAXES
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
Provision for income taxes for the six months ended June 30, 2018 was $23 million and included: (i) $170 million of income tax benefit for the Company's ordinary loss during the six months ended June 30, 2018 and (ii) $193 million of net income tax expense for discrete items. The net income tax expense for discrete items includes: (i) $255 million of tax charges related to internal restructurings, (ii) a $57 million tax benefit related to the impairment of intangible assets and (iii) $10 million of tax benefits associated with the filing of tax returns for various tax jurisdictions.
Benefit from income taxes for the six months ended June 30, 2017 was $1,129 million and included: (i) $155 million of income tax benefit for the Company's ordinary loss for the six months ended June 30, 2017 and (ii) $974 million of net income tax benefit for discrete items. The net income tax benefit for discrete items includes: (i) a $1,863 million benefit related to for the establishment of a deferred tax asset on the outside basis difference between members of the Company’s U.S. consolidated tax group that is expected to be realized, (ii) a $635 million charge for the impact of internal restructuring transactions, (iii) a $234 million charge for the Company’s divestitures and (iv) a benefit relating to the litigation matters accrual recorded during the six months ended June 30, 2017.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made except that, as a result of the 2018 adoption of guidance regarding intra-entity transfers, any change in valuation allowance surrounding the intra-entity transfer is recorded within equity. The valuation allowance against deferred tax assets was $2,376 million and $2,001 million as of June 30, 2018 and December 31, 2017, respectively. The increase was due to continued losses in Canada and the Company's internal restructuring efforts recorded discretely. The Company will continue to assess the need for a valuation allowance on a go-forward basis.
As of June 30, 2018 and December 31, 2017, the Company had $607 million and $598 million of unrecognized tax benefits, which included $43 million and $41 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of June 30, 2018, $271 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that unrecognized tax benefits resolved within the next 12 months will not be material.

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
The provisional amounts included in the Company's Benefit from income taxes for the year 2017, including the Transition Toll Tax, will be finalized as regulations and other guidance are published. The Company continually updates the provisional amounts based upon recently issued guidance by accounting regulatory bodies, the U.S. Internal Revenue Service and state and local governments. Although its assessment is still in progress, through the date of issuance of these financial statements, the Company has not identified any material revisions to the provisional amounts provided in the Company's Benefit from income taxes for the year 2017. As part of its full assessment, the Company will assess the impact of the Tax Act on the Company’s tax filings for the year 2017 which are expected to be completed during the fourth quarter of the current year. Differences between the provisional benefit from income taxes as provided in 2017 and the benefit or provision for income taxes when those provisional amounts are finalized in 2018 can be expected, particularly as it relates to the Company’s ultimate election to provide for the GILTI tax as discussed above, and those differences could be material.
On August 1, 2018, the Treasury department released proposed regulations regarding the one-time Transition Toll Tax on the pre-2018 earnings of certain non-U.S. subsidiaries.  The Company is evaluating the impact of the proposed regulations as part of its overall analysis of the impacts of the Tax Act.
The Company continues to be under examination by the Canada Revenue Agency. The Company’s position with regard to proposed audit adjustments has not changed as of June 30, 2018 and the total proposed adjustment continues to result in a loss of tax attributes which are subject to a full valuation allowance.

The Internal Revenue Service completed its examinations of the Company’s U.S. consolidated federal income tax returns for the years 2013 and 2014. There were no material adjustments to the Company's taxable income as a result of these examinations. The Company has filed tax returns which used a capital loss generated in 2017 to offset capital gains generated in 2014. As these tax returns were filed subsequent to the commencement of the examination by the Internal Revenue Service, the Company’s 2014 tax year cannot be closed commensurate with the examination’s conclusion. Additionally, the Internal Revenue Service has selected for examination the Company's annual tax filings for 2015 and 2016 and the Company's short period tax return for the period ended September 8, 2017, which was filed as a result of the Company's internal restructuring efforts during 2017. At this time, the Company does not expect that proposed adjustments, if any, for these periods would be material to the Company's consolidated financial statements.
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

17.	(LOSS) EARNINGS PER SHARE
(Loss) earnings per share attributable to Bausch Health Companies Inc. were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Net (loss) income attributable to Bausch Health Companies Inc.	$(873)	$(38)	$(3,454)	$590

Basic weighted-average number of common shares outstanding	351.3	350.1	351.0	350.0
Diluted effect of stock options, RSUs and other	—	—	—	0.9
Diluted weighted-average number of common shares outstanding	351.3	350.1	351.0	350.9

(Loss) earnings per share attributable to Bausch Health Companies Inc.:
Basic	$(2.49)	$(0.11)	$(9.84)	$1.69
Diluted	$(2.49)	$(0.11)	$(9.84)	$1.68
During the three and six months ended June 30, 2018 and three months ended June 30, 2017, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2018
(in millions)	2018	2017
Basic weighted-average number of common shares outstanding	351.3	350.1	351.0
Diluted effect of stock options, RSUs and other	3.2	1.3	2.9
Diluted weighted-average number of common shares outstanding	354.5	351.4	353.9

During the three and six months ended June 30, 2018, time-based RSUs, performance-based RSUs and stock options to purchase approximately 5,369,000 and 6,286,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method, compared with 8,655,000 common shares in both of the corresponding periods of 2017.

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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of June 30, 2018, the Company's consolidated balance sheet includes accrued current loss contingencies of $54 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
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
Request for Information from the AMF
On April 12, 2016, the Company received a request letter from the Autorité des marchés financiers (the “AMF”) requesting documents concerning the work of the Company’s ad hoc committee of independent directors (the “Ad Hoc Committee”) (established to review certain allegations regarding the Company’s former relationship with Philidor and related matters), the

Company’s former relationship with Philidor, the Company's accounting practices and policies and other matters. The Company is cooperating with the AMF in this matter. In July 2018, the Company was advised by the AMF that it had issued a formal investigation order in respect of the Company on February 2, 2018. The Company cannot predict whether any enforcement action against the Company will result from such investigation.
Investigation by the State of Texas
On May 27, 2014, the State of Texas served Bausch & Lomb Incorporated ("B&L Inc.") with a Civil Investigative Demand concerning various price reporting matters relating to the State's Medicaid program and the amounts the State paid in reimbursement for B&L products for the period from 1995 to the date of the Civil Investigative Demand.  The Company and B&L Inc. have cooperated fully with the State's investigation and have produced all of the documents requested by the State.  In April 2016, the State sent B&L Inc. a demand letter claiming damages in the amount of $20 million. The Company and B&L Inc. have evaluated the letter and disagree with the allegations and methodologies set forth in the letter. In June 2016, the Company and B&L Inc. responded to the State. In July 2018, the State responded to the Company's June 2016 letter and indicated that it disagreed with certain of the Company’s positions and would send a response to the Company's June 2016 letter in August 2018.
Securities and RICO Class Actions and Related Matters
U.S. Securities Litigation
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
On June 6, 2018, a putative class action was filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. This action, captioned Timber Hill LLC, v. Valeant Pharmaceuticals International, Inc., et al., (Case No. 2:18-cv-10246), asserts securities fraud claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons who purchased call options or sold put options on the Company’s common stock during the period January 4, 2013 through August 11, 2016. On June 11, 2018, this action was consolidated with In re Valeant Pharmaceuticals International, Inc. Securities Litigation, (Case No. 3:15-cv-07658).
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
On October 19, 2017, the U.S. District Court for the District of New Jersey entered an order requesting briefs from the parties regarding whether the Court should stay the putative securities class action and the individual securities law actions filed in the District of New Jersey until after the resolution of criminal proceedings against Andrew Davenport and Gary Tanner.  The Court's order immediately stayed all deadlines, briefing schedules, and discovery in securities actions pending completion of the briefing and the Court’s decision. The Court directed the parties to file briefs either supporting or opposing the stay, with such briefs to be concluded by November 8, 2017. On November 29, 2017, the Court entered an order staying all proceedings and discovery, except for a document production in the putative securities class action and the briefing and resolution of any motions to dismiss, in the putative securities class action and all current and subsequent related individual securities law actions filed in the District of New Jersey. On June 5, 2018, the Court lifted the stay.

Defendants filed motions for partial dismissal in the Lord Abbett, Mississippi, and Boeing cases on December 6, 2017. Briefing on those motions was completed on March 15, 2018. On July 31, 2018, the Court dismissed the common law fraud and negligent misrepresentation claims and otherwise denied the motions for partial dismissal. Defendants filed actions for partial dismissal in the Okumus case in December 18, 2017. On February 1, 2018, the parties filed a stipulation and proposed order in the Okumus case that would withdraw Defendants’ motions for partial dismissal, and dismiss Okumus’ state-law claims. The Court entered that stipulation on February 2, 2018. Defendants filed a motion for partial dismissal in the Pentwater case on February 13, 2018. Briefing on that motion was completed on March 27, 2018. Defendants filed motions for partial dismissal in the NYCERS and Blackrock cases on February 23, 2018. Briefing on those motions was completed on April 30, 2018. Defendants filed a motion for partial dismissal in the Senzar case on May 4, 2018. Briefing on this motion was completed on June 18, 2018. Defendants filed a motion for partial dismissal in the Hound Partners case on May 22, 2018. Briefing on that motion was completed on July 30, 2018. Defendants filed a motion for partial dismissal in the 2012 Dynasty case on June 15, 2018. Briefing on that motion was completed on July 27, 2018.
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
In the Catucci action, motions for leave under the Quebec Securities Act and for authorization as a class proceeding were heard the week of April 24, 2017, with the motion judge reserving her decision. Prior to that hearing, the parties resolved applications by the defendants concerning jurisdiction and class composition, with the plaintiffs agreeing to revise the definition of the proposed class to exclude claims in respect of Company securities purchased in the United States. On August 29, 2017, the judge released her reasons for judgment granting the plaintiffs leave to proceed with their claims under the Quebec Securities

Act and authorizing the class proceeding. On October 12, 2017, the Company and the other defendants filed applications for leave to appeal from certain aspects of the decision authorizing the class proceeding. The applications for leave to appeal were heard on November 22, 2017 and were dismissed on November 30, 2017. On October 26, 2017, the plaintiffs issued their Judicial Application Originating Class Proceedings. A timetable for certain pre-trial procedural matters in the action has been set and the notice of certification has been disseminated to class members. Among other things, the timetable established a deadline of June 19, 2018 for class members to exercise their right to opt-out of the class.
In addition to the class proceedings described above, on April 12, 2018, the Company was served with an application for leave filed in the Quebec Superior Court of Justice to pursue an action under the Quebec Securities Act was commenced in the Quebec Superior Court of Justice against the Company and certain current or former officers and directors. This action is captioned BlackRock Asset Management Canada Limited et al. v. Valeant, et al. (Court File No. 500-11-054155-185). The allegations in the proceeding are similar to those made by plaintiffs in the Catucci class action. On June 18, 2018, the same BlackRock entities filed an originating application against the same defendants asserting claims under the Quebec Civil Code in respect of the same alleged misrepresentations.
The Company is aware that certain other members of the Catucci class exercised their opt-out rights prior to the June 19, 2018 deadline.
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
RICO Class Actions
Between May 27, 2016 and September 16, 2016, three virtually identical actions were filed in the U.S. District Court for the District of New Jersey against the Company and various third parties, alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third party payors that paid claims submitted by Philidor for certain Company branded drugs between January 2, 2013 and November 9, 2015 (Airconditioning and Refrigeration Industry Health and Welfare Trust Fund et al. v. Valeant Pharmaceuticals International. Inc. et al., No. 3:16-cv-03087, Plumbers Local Union No. 1 Welfare Fund v. Valeant Pharmaceuticals International Inc. et al., No. 3:16-cv-3885 and N.Y. Hotel Trades Council et al v. Valeant Pharmaceuticals International. Inc. et al., No. 3:16-cv-05663).  On November 30, 2016, the Court entered an order consolidating the three actions under the caption In re Valeant Pharmaceuticals International, Inc. Third-Party Payor Litigation, No. 3:16-cv-03087. A consolidated class action complaint was filed on December 14, 2016. The consolidated complaint alleges, among other things, that the Defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription.  The complaint further alleges that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute.  The Company moved to dismiss the consolidated complaint on February 13, 2017. Briefing of the motion was completed on May 17, 2017. On March 14, 2017, other defendants filed a motion to stay the RICO class action pending the resolution of criminal proceedings against Andrew Davenport and Gary Tanner. The Company did not oppose the motion to stay. On August 9, 2017, the Court granted the motion to stay and entered an order staying all proceedings in the case and accordingly terminating other pending motions.
The Company believes these claims are without merit and intends to defend itself vigorously.

Horizon Blue Cross Blue Shield of New Jersey Lawsuit
On July 26, 2018, Horizon Blue Cross Blue Shield of New Jersey filed a lawsuit against the Company in the Superior Court of New Jersey Law Division/Essex County. This action is captioned Horizon Blue Cross Blue Shield of New Jersey v. Valeant Pharmaceuticals International Inc., et. al., (No. ESX-L-005234-18). This suit asserts a claim under the New Jersey Insurance Fraud Prevention Act, N.J.S.A. 17:33A-1 to -30, as well as claims for common law fraud and negligent misrepresentation. In its complaint, Horizon alleges that the Company and other defendants submitted and caused Horizon to pay fraudulent insurance claims. The Company disputes the claims and intends to vigorously defend this matter.
Antitrust
Contact Lens Antitrust Class Actions
Beginning in March 2015, a number of civil antitrust class action suits were filed by purchasers of contact lenses against B&L Inc., three other contact lens manufacturers, and a contact lens distributor, alleging that the defendants engaged in an anticompetitive scheme to eliminate price competition on certain contact lens lines through the use of unilateral pricing policies. The plaintiffs in such suits alleged violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, and of various state antitrust and consumer protection laws, and further alleged that the defendants have been unjustly enriched through their alleged conduct. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, punitive and/or other damages, including attorneys’ fees. By order dated June 8, 2015, the JPML centralized the suits in the Middle District of Florida, under the caption In re Disposable Contact Lens Antitrust Litigation, Case No. 3:15-md-02626-HES-JRK, before U.S. District Judge Harvey E. Schlesinger. After the Class Plaintiffs filed a corrected consolidated class action complaint on December 16, 2015, the defendants jointly moved to dismiss those complaints. On June 16, 2016, the Court granted the Defendants' motion to dismiss with respect to claims brought under the Maryland Consumer Protection Act, but denied the motion to dismiss with respect to claims brought under Sherman Act, Section 1 and other state laws. Discovery has been concluded. On March 3, 2017, the Class Plaintiffs filed their motion for class certification. On June 15, 2017, defendants filed a motion to oppose the plaintiffs' class certification motion, as well as motions to exclude plaintiffs' expert reports. An evidentiary hearing was held before Judge Schlesinger on August 1 and 2, 2018. The Company intends to vigorously defend all of these actions.
Intellectual Property
Patent Litigation/Paragraph IV Matters
The Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Onexton®, Relistor®, Apriso®, Uceris®, Cardizem®, Prolensa® and Jublia® in the United States and Wellbutrin® XL and Glumetza® in Canada, or other similar suits. These matters are proceeding in the ordinary course. In addition, patents covering the Company's branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review (IPR) at the US Patent & Trademark Office. The proceedings operate under different standards from district court proceedings, and are often completed within 18 months of institution.  IPR challenges have been brought against patents covering the Company's branded pharmaceutical products.  For example, following Acrux DDS’s IPR petition, the US Patent and Trial Appeal Board, in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia® and, on June 6, 2018, issued a written determination invalidating such patent. An appeal of this decision was filed on August 7, 2018. Jublia® continues to be covered by seven other Orange Book-listed patents owned by the Company, which expire in the years 2028 through 2034.
In addition, on or about February 16, 2016, the Company received a Notice of Paragraph IV Certification dated February 11, 2016, from Actavis Laboratories FL, Inc. (“Actavis”), in which Actavis asserted that the following U.S. patents, each of which is listed in the FDA’s Orange Book for Salix Pharmaceuticals, Inc.’s (“Salix Inc.”) Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Actavis’ generic rifaximin tablets, 550 mg, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Actavis: U.S. Patent No. 8,309,569 (the “‘569 patent”), U.S. Patent No. 8,642,573 (the “‘573 patent”), U.S. Patent No. 8,829,017 (the “‘017 patent”), U.S. Patent No. 8,946,252 (the “‘252 patent”), U.S. Patent No. 8,969,398 (the “‘398 patent”), U.S. Patent No. 7,045,620 (the “‘620 patent”), U.S. Patent No. 7,612,199 (the “‘199 patent”), U.S. Patent No. 7,902,206 (the “‘206 patent”), U.S. Patent No. 7,906,542 (the “‘542 patent”), U.S. Patent No. 7,915,275 (the “‘275 patent”), U.S. Patent No. 8,158,644 (the “‘644 patent”), U.S. Patent No. 8,158,781 (the “‘781 patent”), U.S. Patent No. 8,193,196 (the “‘196 patent”), U.S. Patent No. 8,518,949 (the “‘949 patent”),

U.S. Patent No. 8,741,904 (the “‘904 patent”), U.S. Patent No. 8,835,452 (the “‘452 patent”), U.S. Patent No. 8,853,231 (the “‘231 patent”), U.S. Patent No. 6,861,053 (the “‘053 patent”), U.S. Patent No. 7,452,857 (the “‘857 patent”), U.S. Patent No. 7,605,240 (the “‘240 patent”), U.S. Patent No. 7,718,608 (the “‘608 patent”) and U.S. Patent No. 7,935,799 (the “‘799 patent”) (collectively, the “Xifaxan® Patents”). Salix Inc. holds the NDA for Xifaxan® and its affiliate, Salix Pharmaceuticals, Ltd. (“Salix Ltd.”), is the owner of the ‘569 patent, the ‘573 patent, the ‘017 patent, the ‘252 patent and the ‘398 patent. Alfa Wassermann S.p.A. (“Alfa Wassermann”) is the owner of the ‘620 patent, the ‘199 patent, the ‘206 patent, the ‘542 patent, the ‘275 patent, the ‘644 patent, the ‘781 patent, the ‘196 patent, the ‘949 patent, the ‘904 patent, the ‘452 patent and the ‘231 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Pharmaceuticals Luxembourg S.à r.l. (“VPL”) to market Xifaxan® tablets, 550 mg. Cedars-Sinai Medical Center (“Cedars-Sinai”) is the owner of the ‘053 patent, the ‘857 patent, the ‘240 patent, the ‘608 patent and the ‘799 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, VPL, to market Xifaxan® tablets, 550 mg. On March 23, 2016, Salix Inc. and its affiliates, Salix Ltd. and VPL, Alfa Wassermann and Cedars-Sinai (the “Plaintiffs”) filed suit against Actavis in the U.S. District Court for the District of Delaware (Case No. 1:16-cv-00188), pursuant to the Hatch-Waxman Act, alleging infringement by Actavis of one or more claims of each of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Actavis’ ANDA for rifaximin tablets, 550 mg. On May 24, 2016, Actavis filed its answer in this matter. On June 14, 2016, the Plaintiffs filed an amended complaint adding US patent 9,271,968 (the “‘968 patent”) to this suit. Alfa Wassermann is the owner of the ‘968 patent, which has been exclusively licensed to Salix Inc. and its affiliate, VPL to market Xifaxan® tablets, 550 mg. On December 6, 2016, the Plaintiffs filed an amended complaint adding US patent 9,421,195 (the “‘195 patent”) to this suit. Salix Ltd. is the owner of the ‘195 patent. A seven-day trial was scheduled to commence on January 29, 2018, but has been indefinitely removed from the Court's schedule.
On May 17, 2017, the Company and Actavis announced that, at Actavis' request, the parties had agreed to stay this litigation and extend the 30-month stay regarding Actavis’ ANDA for its generic version of Xifaxan® (rifaximin) 550 mg tablets and, on April 27, 2018, the Company and Actavis agreed to further extend the stay of this litigation and further extend the 30-month stay regarding Actavis’ ANDA for its generic version of Xifaxan® (rifaximin) 550 mg tablets. This action is stayed at least through August 30, 2018 and Actavis' 30-month regulatory stay is extended until no earlier than November 28, 2019. All scheduled litigation activities, including the trial date, have been indefinitely removed from the Court docket. The Company remains confident in the strength of the Xifaxan® Patents and believes it will prevail in this matter should it move forward. The Company also continues to believe the allegations raised in Actavis’ notice are without merit and will defend its intellectual property vigorously.
Product Liability
Shower to Shower Products Liability Litigation
The Company has been named in one hundred and sixty lawsuits involving the Shower to Shower body powder product acquired in September 2012 from Johnson & Johnson. The Company has been successful in obtaining a number of dismissals as to the Company and/or its subsidiary, Valeant Pharmaceuticals North America LLC (“VPNA”), in some of these cases. The Company continues to seek dismissals in these cases and to pursue agreements from plaintiffs to not oppose the Company’s motions for summary judgment.
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
These lawsuits also include a number of matters filed in the Superior Court of Delaware and five cases filed in the Superior Court of New Jersey alleging that the use of Shower to Shower caused the plaintiffs to develop ovarian cancer. The Company has been voluntarily dismissed from nearly all of these cases, with claims against VPNA only remaining in most of these cases. Four of the five cases in the Superior Court of New Jersey were recently voluntarily dismissed as to VPNA as well. These lawsuits also include allegations against Johnson & Johnson, directed primarily to its marketing of and warnings for the Shower to Shower product prior to the Company’s acquisition of the product in September 2012. The allegations in these cases specifically directed to VPNA include failure to warn, design defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, and punitive damages.

Plaintiffs seek compensatory damages including medical expenses, pain and suffering, mental anguish anxiety and discomfort, physical impairment, loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, treble damages, and attorneys’ fees.
These lawsuits also include a number of cases filed in certain state courts in the United States (including the Superior Courts of California, Delaware and New Jersey; the District Court of Louisiana; the Supreme Court of New York (Niagara County); the District Court of Oklahoma City, Oklahoma; the Tennessee Chancery Court (Hamilton County); the South Carolina Court of Common Pleas (Richland County); and the District Court of Nueces County, Texas (transferred to the asbestos MDL docket in the District Court of Harris County, Texas for pre-trial purposes) alleging use of Shower to Shower and other products resulted in the plaintiffs developing mesothelioma. The Company has been successful in obtaining voluntarily dismissals in most of these cases or the plaintiffs have not opposed summary judgment. The allegations in these cases generally include design defect, manufacturing defect, failure to warn, negligence, and punitive damages, and in some cases breach of express and implied warranties, misrepresentation, and loss of consortium. The plaintiffs seek compensatory damages for loss of services, economic loss, pain and suffering, and, in some cases, lost wages or earning capacity and loss of consortium, in addition to punitive damages, interest, litigation costs, and attorneys’ fees.
Finally, two proposed class actions have been filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec). The Company also acquired the rights to the Shower to Shower product in Canada from Johnson & Johnson in September 2012. In the British Columbia matter, the plaintiff seeks to certify a proposed class action on behalf of persons in British Columbia and Canada who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower, including their estates, executors and personal representatives, and is alleging that the use of this product increases certain health risks. A certification hearing in the British Columbia matter is scheduled to be heard on November 4, 2018. In the Quebec matter, the plaintiff sought to certify a proposed class action on behalf of persons in Quebec who have used Johnson & Johnson’s Baby Powder or Shower to Shower, as well as their family members, assigns and heirs, and is alleging negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner. A certification (also known as authorization) hearing in the Quebec matter was held on January 11, 2018. On May 2, 2018, the Court certified (or as stated under Quebec law, authorized) the bringing of a class action by a representative plaintiff on behalf of people in Quebec who have used Johnson & Johnson's Baby Powder and/or Shower to Shower in their perineal area and have been diagnosed with ovarian cancer and/or family members, assigns and heirs. The Court’s authorization order is currently on appeal. The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages.
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
General Civil Actions
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which sought an order certifying a proposed class proceeding against the Company and a predecessor, Afexa Life Sciences Inc. ("Afexa") (Case No. NEW-S-S-140954). The proposed claim asserted that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the proposed class has suffered damages as a result. On November 8, 2013, the Plaintiff served an amended notice of civil claim which sought to re-characterize the representation claims and broaden them from what was originally claimed. On December 8, 2014, the Company filed a motion to strike certain elements of the Plaintiff’s claim for failure to state a cause of action. In response, the Plaintiff proposed further amendments to its claim. The hearing on the motion to strike and the Plaintiff’s amended claim was held on February 4, 2015. The Court allowed certain additional subsequent amendments, while it struck others. The hearing to certify the class was held on April 4-8, 2016 and, on November 16, 2016, the Court issued a decision dismissing the plaintiff’s application for certification of this action as a class proceeding. On December 15, 2016, the plaintiff filed a notice of appeal in the British Columbia Court of Appeal appealing the decision to dismiss the application for certification. The plaintiff filed its appeal factum on March 15, 2017 and the Company filed its appeal factum on April 19, 2017. The appeal hearing was held on September 19, 2017 and, on April 30, 2018, the British Columbia Court of Appeal dismissed the appeal. On June 29, 2018, the plaintiff filed leave to appeal to the Supreme Court of Canada (“SCC”) in this matter. The Company’s reply is due thirty (30) days from the date a matter is opened by the SCC. The Company intends to vigorously defend this matter.
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
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Valeant Pharmaceuticals International (“VPI”) the Supreme Court of the State of New York, County of New York, Index No. 651597/2018. Doctors Allergy asserts breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by VPI.  Doctors Allergy claims its damages are not less than $23 million.  On June 14, 2018, VPI filed a motion to dismiss the complaint in part and a motion to strike and the matter is currently in discovery. Oral argument on this motion has been scheduled for November 13, 2018. VPI disputes the claims and intends to vigorously defend this matter.
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
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed since April 1, 2018, have been inactive from the Company’s perspective for several quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company's next public reports and disclosures, unless required. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
Allergan Shareholder Class Actions
On December 16, 2014, Anthony Basile, an alleged shareholder of Allergan filed a lawsuit on behalf of a putative class of Allergan shareholders against the Company, VPI, AGMS, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman in the U.S. District Court for the Central District of California (Basile v. Valeant Pharmaceuticals International, Inc., et al., Case No. 14-cv-02004-DOC). On June 26, 2015, lead plaintiffs the State Teachers Retirement System of Ohio, the Iowa Public Employees Retirement System and Patrick T. Johnson filed an amended complaint against the Company, VPI, J. Michael Pearson, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman. The amended complaint alleged claims on behalf of a putative class of sellers of Allergan securities between February 25, 2014 and April 21, 2014, against all defendants contending that various purchases of Allergan securities by PS Fund were made while in possession of material, non-public information concerning a potential tender offer by the Company for Allergan stock, and asserting violations of Section 14(e) of the Exchange Act and rules promulgated by the SEC thereunder and Section 20A of the Exchange Act. The amended complaint also alleged violations of Section 20(a) of the Exchange Act against Pershing Square, various Pershing Square affiliates, William A. Ackman and J. Michael Pearson. The amended complaint sought, among other relief, money damages, equitable relief, and attorneys’ fees and costs. On March 15, 2017, the Court entered an order certifying a plaintiff class comprised of persons who sold Allergan common stock contemporaneously with purchases of Allergan common stock made or caused by defendants during the period February 25, 2014 through April 21, 2014.
On June 28, 2017, Timber Hill LLC, a Connecticut limited liability company that allegedly traded in Allergan derivative instruments, filed a lawsuit on behalf of a putative class of derivative traders against the Company, VPI, AGMS, Michael Pearson, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman in the U.S. District Court for the Central District of California (Timber Hill LLC v. Pershing Square Capital Management, L.P., et al., Case No. 17-cv-04776-DOC). The complaint alleged claims on behalf of a putative class of investors who sold Allergan call options, purchased Allergan put options and/or sold Allergan equity forward contracts between February 25, 2014 and April 21, 2014, against all defendants contending that various purchases of Allergan securities by PS Fund were made while in possession of material, non-public information concerning a potential tender offer by the Company for Allergan stock, and asserting violations of Section 14(e) of the Exchange Act and rules promulgated by the SEC thereunder and Section 20A of the Exchange Act. The complaint also alleged violations of Section 20(a) of the Exchange Act against Pershing Square, various Pershing Square affiliates, William A. Ackman and Michael Pearson. The complaint sought, among other relief, money damages, equitable relief, and attorneys’ fees and costs. On July 25, 2017, the Court decided not to consolidate this lawsuit with the Basile action described above.
On December 28, 2017, all parties agreed to settle the ongoing, related Allergan shareholder class actions for a total of $290 million. As part of that proposed settlement, the Company parties are to pay $96 million, being 33% of the settlement amount, while the Pershing Square parties are to pay $195 million, being 67% of the settlement amount. The Court preliminarily approved the settlement on March 19, 2018. Following a hearing held on June 12, 2018, the Court granted final approval of the settlement; the Company is awaiting the judge to formally enter the final order.
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
Plaintiffs reached settlements with two of three generic manufacturer defendants prior to the close of discovery. On April 14, 2017, the Court granted the Direct Purchaser Plaintiffs' and End-Payor Plaintiffs' motions for preliminary approval of those settlements and granted final approval on November 27, 2017. For the remaining parties, following the close of fact discovery and expert discovery, the Court granted Direct Purchaser Plaintiffs' and End-Payor Plaintiffs' motions for class certification for the purposes of damages, but denied End-Payor Plaintiffs' motion for class certification for the purposes of injunctive and declaratory relief. The remaining defendants petitioned to appeal the certification of the End-Payor Class and this petition was denied.  Plaintiffs and the remaining defendants each filed motions for summary judgment. The Court heard oral argument on the parties’ summary judgment motions on January 12, 2018. On January 25, 2018, the Court issued a Memorandum and Order denying the parties’ motions, except for partially allowing defendants’ motion on market power. In February 2018, Medicis agreed to resolve the class action litigation with the End Payor and Direct Payor classes for an amount of $58 million and has resolved related litigation with opt-out retailers for additional consideration. On July 18, 2018, the district court granted final approval of these settlements with the End-Payor and Direct Purchaser classes.
Uceris® Arbitration
On or about December 5, 2016, Cosmo Technologies Ltd. and Cosmo Technologies III Ltd. (collectively, “Cosmo”), the licensor of certain intellectual property rights in, and supplier of, the Company’s Uceris® extended release tablets, commenced arbitration against certain affiliates of the Company, Santarus Inc. (“Santarus”) and Valeant Pharmaceuticals Ireland (“VIRL”), under the Rules of Arbitration of the International Chamber of Commerce (No. 22453/GR, Cosmo Technologies Ltd. et al. v. Santarus, Inc. et al.). In the arbitration, Cosmo alleged breach of contract with respect to certain terms of the license agreement, including the obligations on Santarus to use certain commercially reasonable efforts to promote the Uceris® extended release tablets. Cosmo sought a declaration that both the license agreement and a supply agreement with VIRL have been terminated, plus audit and attorney fees. Santarus and VIRL submitted their Answer in the arbitration on January 10, 2017 denying each of Cosmo’s allegations and making certain counterclaims. A hearing on liability issues was conducted from October 5 to 8, 2017. On April 12, 2018, the Arbitral Tribunal issued a ruling rejecting Cosmo's claims; accordingly, both the license agreement and supply agreement remain in effect. Additionally, the Arbitral Tribunal ordered Cosmo to pay the entirety of the Company's legal costs of approximately $3 million, which Cosmo has paid. The parties have informed the Tribunal and the ICC that the remaining issues in the arbitration have been resolved.
Investigation by the California Department of Insurance
On or about September 16, 2016, the Company received an investigative subpoena from the California Department of Insurance. The materials requested include documents concerning the Company’s former relationship with Philidor and certain California-based pharmacies, the marketing and distribution of its products in California, the billing of insurers for its products being used by California residents, and other matters. On May 1, 2018, the Company and the California Department of Insurance

signed an agreement to resolve this investigation, with the Company making a payment to the California Department of Insurance in the amount of $1.875 million, with no admission of facts or liability by the Company.
Mimetogen Litigation
In November 2014, B&L Inc. filed a lawsuit against Mimetogen Pharmaceuticals Inc. (“MPI”) in the United States District Court for the Western District of New York (Bausch & Lomb Incorporated v. Mimetogen Pharmaceuticals Inc., Case No. 6:14-06640 (FPG-JWF) (W.D.N.Y.)) relating to the Development Collaboration and Exclusive Option Agreement between B&L Inc. and MPI dated July 17, 2013 (the “MIM-D3 Agreement”) for MIM-D3, a compound created by MPI to treat dry eye syndrome. In particular, B&L Inc. sought a declaratory judgment that the Initial Phase III Trial regarding the safety and efficacy of MIM-D3 conducted pursuant to the MIM-D3 Agreement was “Not Successful” as defined in the MIM-D3 Agreement and, as a result, B&L Inc. had no further obligation to MPI when B&L Inc. elected not to exercise or extend its option to obtain an exclusive license to the MIM-D3 Technology to develop and commercialize certain products pursuant to the MIM-D3 Agreement before the end of the applicable option period.  MPI filed a counterclaim against B&L Inc., in which it contended that the result of the clinical trial did not meet the definition of “Not Successful” under the MIM-D3 Agreement and that, as a result, a $20 million termination fee was due by B&L Inc. to MPI under the terms of the MIM-D3 Agreement and that B&L Inc. had breached the MIM-D3 Agreement by failing to pay this termination fee. MPI also contended that B&L Inc. acted intentionally and consequently was entitled to additional damages. MPI also brought certain third-party claims against the Company, alleging that the Company intentionally interfered with the MIM-D3 Agreement with the intent to harm MPI.  MPI also asserted a claim against the Company for unfair and deceptive acts under Massachusetts law, and sought recovery of the $20 million fee, as well as additional damages related to this claimed delay and injury to the value of its developmental product.  On March 12, 2015, the Company moved to dismiss all of the claims against the Company and the claims for extra-contractual damages. In May 2016, the Court dismissed all claims against the Company, other than the claim for tortious interference, and declined to dismiss the claims against B&L Inc. and the Company for extra-contractual damages.  On August 19, 2016, MPI filed a motion for summary judgment on its contract claim against B&L Inc. On September 22, 2016, B&L Inc. responded to MPI’s motion for summary judgment, and, along with the Company, filed a cross-motion for judgment in their favor, dismissing the contract claims against B&L Inc., as well as the remaining third-party claim against the Company for tortious interference. On June 30, 2017, the Court issued a Decision and Order granting MPI’s motion for partial summary judgment, awarding MPI the amount of $20 million (based on a finding that the termination fee was due based on the outcome of the clinical trial) and denying the cross-motion for summary judgment filed by B&L Inc. and the Company. On February 5, 2018, MPI filed a motion for final judgment, seeking entry of a final judgment on the Court’s June 30, 2017 Decision and Order, and saying that upon entry of final judgment in accordance with the Decision and Order, MPI seeks to dismiss its remaining claims against B&L Inc. and the Company. On February 21, 2018, the parties filed a stipulation dismissing with prejudice MPI’s claims for extra-contractual damages against B&L Inc. and MPI’s third-party claim against the Company, and providing for final judgment to be entered against B&L Inc. for $20 million plus pre-judgment interest. On March 1, 2018, final judgment was entered against B&L Inc. in the amount of $26 million. On March 30, 2018, B&L Inc. filed its appeal of the final judgment and all prior decisions in the case, including the Court’s June 30, 2017 Decision and Order granting MPI partial summary judgment. While the appeal was pending, the parties entered into a confidential settlement agreement and dismissed the appeal, concluding the case.

19.	SEGMENT INFORMATION
Reportable Segments
During 2017, the Company divested certain businesses. In 2018, the Company began reallocating capital and resources to other businesses. As a result, during the second quarter of 2018, the Company’s CEO, who is the Company’s Chief Operating Decision Maker, commenced managing the business differently through changes in its operating and reportable segments, which necessitated a realignment of the Company's historical segment structure. This realignment is consistent with how the Company’s CEO currently: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, effective in the second quarter of 2018, the Company operates in the following reportable segments: (i) Bausch + Lomb/International segment, (ii) Salix segment, (iii) Ortho Dermatologics segment and (iv) Diversified Products segment. Prior period presentations of segment revenues and segment profits have been recast to conform to the current segment reporting structure. See Note 2, "SIGNIFICANT ACCOUNTING POLICIES" for additional information regarding changes to the Company's reportable segments.
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

•	The Salix segment consists of sales in the U.S. of gastrointestinal ("GI") products.

•	The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta medical dermatological devices.

•
The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products, (iii) dentistry products, (iv) oncology (or Dendreon) products, (v) sales in the U.S. of women’s health (or Sprout) products and (vi) certain other businesses divested during 2017 that were not core to the Company's operations. As a result of the divestitures of the Company's equity interest in Dendreon (June 28, 2017) and Sprout (December 20, 2017), the Company exited the oncology and women's health businesses, respectively.

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
Corporate includes the finance, treasury, certain research and development programs, tax and legal operations of the Company’s businesses and incurs certain expenses, gains and losses related to the overall management of the Company, which are not allocated to the other business segments. In assessing segment performance and managing operations, management does not review segment assets. Furthermore, a portion of share-based compensation is considered a corporate cost, since the amount of such expense depends on Company-wide performance rather than the operating performance of any single segment.

Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Revenues:
Bausch + Lomb/International	$1,209	$1,223	$2,312	$2,357
Salix	441	387	863	689
Ortho Dermatologics	142	162	283	379
Diversified Products	336	461	665	917
	$2,128	$2,233	$4,123	$4,342

Segment profits:
Bausch + Lomb/International	$350	$371	$647	$697
Salix	292	232	564	400
Ortho Dermatologics	59	68	104	191
Diversified Products	258	302	497	608
	959	973	1,812	1,896
Corporate	(161)	(139)	(275)	(306)
Amortization of intangible assets	(741)	(623)	(1,484)	(1,258)
Goodwill impairments	—	—	(2,213)	—
Asset impairments	(301)	(85)	(345)	(223)
Restructuring and integration costs	(7)	(18)	(13)	(36)
Acquired in-process research and development costs	—	(1)	(1)	(5)
Acquisition-related contingent consideration	6	49	4	59
Other (expense) income, net	—	19	(11)	259
Operating (loss) income	(245)	175	(2,526)	386
Interest income	3	3	6	6
Interest expense	(435)	(459)	(851)	(933)
Loss on extinguishment of debt	(48)	—	(75)	(64)
Foreign exchange and other	(9)	39	18	68
Loss before (provision for) benefit from income taxes	$(734)	$(242)	$(3,428)	$(537)

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

	Three Months Ended June 30, 2018					Three Months Ended June 30, 2017
(in millions)	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total
Pharmaceuticals	$242	$441	$103	$243	$1,029	$252	$386	$126	$376	$1,140
Devices	389	—	32	—	421	360	—	27	—	387
OTC	368	—	—	—	368	380	—	—	—	380
Branded and Other Generics	193	—	—	89	282	211	—	—	82	293
Other revenues	17	—	7	4	28	20	1	9	3	33
	$1,209	$441	$142	$336	$2,128	$1,223	$387	$162	$461	$2,233

	Six Months Ended June 30, 2018					Six Months Ended June 30, 2017
(in millions)	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total
Pharmaceuticals	$445	$863	$208	$479	$1,995	$481	$688	$308	$744	$2,221
Devices	752	—	61	—	813	682	—	50	—	732
OTC	694	—	—	—	694	756	—	—	—	756
Branded and Other Generics	384	—	—	179	563	400	—	—	167	567
Other revenues	37	—	14	7	58	38	1	21	6	66
	$2,312	$863	$283	$665	$4,123	$2,357	$689	$379	$917	$4,342
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
U.S. and Puerto Rico	$1,261	$1,344	$2,437	$2,639
China	98	82	182	150
Canada	76	76	153	155
Poland	52	45	115	96
France	58	53	113	101
Japan	55	57	106	108
Mexico	54	52	97	90
Germany	42	38	92	80
Egypt	44	43	89	75
Russia	40	47	68	91
United Kingdom	31	25	58	50
Italy	23	21	45	39
Spain	23	21	44	38
Other	271	329	524	630
	$2,128	$2,233	$4,123	$4,342

Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Six Months Ended June 30,
	2018	2017
McKesson Corporation (including McKesson Specialty)	17%	19%
AmerisourceBergen Corporation	18%	14%
Cardinal Health, Inc.	13%	14%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through August 7, 2018 and should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1993, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Consolidated Financial Statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the year ended December 31, 2017, which were included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC and the Canadian Securities Administrators on SEDAR on February 28, 2018. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
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
Business Strategy
Our strategy is to focus our business on core geographies and therapeutic classes that offer attractive growth opportunities. Within our chosen therapeutic classes and geographies, we prioritize durable products which we believe have the potential for strong operating margins and evidence of growth opportunities. We have found and continue to believe there is significant opportunity in the: (i) eye-health, (ii) GI and (iii) dermatology businesses. We believe our existing portfolio, commercial footprint and pipeline of product development projects position us to successfully compete in these markets and provide us with the greatest opportunity to build value for our shareholders. We identify these businesses as “core”, meaning that we believe we are best positioned to grow and develop them.
Reportable Segments
Commencing in the second quarter of 2018, the Company operates in the following operating segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products. (Prior to the second quarter of 2018, the Company operated in the following operating segments: (i) Bausch + Lomb/International, (ii) Branded Rx, and (iii) U.S. Diversified Products.) The Bausch + Lomb/International segment consists of the: (i) U.S. Bausch + Lomb and (ii) International reporting units. The Salix segment consists of the Salix reporting unit (originally part of the former Branded Rx segment). The Ortho Dermatologics segment consists of the: (i) Ortho Dermatologics (originally part of the former Branded Rx segment) and (ii) Global Solta (originally part of the former Branded Rx segment) reporting units. The Diversified Products segment consists of the: (i) Neurology and other (originally part of the former U.S. Diversified Product segment), (ii) Generics (originally part of the former U.S. Diversified Product segment) and (iii) Dentistry (originally part of the former Branded Rx segment) reporting units. The Neurology and other reporting unit includes the: (i) oncology business (originally part of the former Branded Rx segment) and (ii) women's health business (originally part of the former Branded Rx segment). Upon divesting its equity interests in Dendreon Pharmaceuticals LLC (“Dendreon”) on June 28, 2017 and Sprout Pharmaceuticals, Inc. (“Sprout”) on December

20, 2017, the Company exited the oncology and women's health businesses, respectively. Prior period presentations of segment revenues and segment profits have been recast to conform to the current segment reporting structure.
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

•	The Salix segment consists of sales in the U.S. of gastrointestinal ("GI") products.

•	The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta medical dermatological devices.

•
The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products, (iii) dentistry products, (iv) oncology (or Dendreon) products, (v) sales in the U.S. of women’s health (or Sprout) products and (vi) certain other businesses divested during 2017 that were not core to the Company's operations. As a result of the divestiture of the Company's equity interest in Dendreon Pharmaceuticals LLC (“Dendreon”) on June 28, 2017 and Sprout Pharmaceuticals, Inc. (“Sprout”) on December 20, 2017, the Company has exited the oncology and women's health businesses, respectively.

We have focused our research and development (“R&D”) to advance development programs that we believe will drive growth, while creating efficiencies in our R&D efforts and expenses. These R&D projects include certain products we have dubbed our "Significant Seven", which are products recently launched or expected to launch in the near future pending completion of testing and receiving approval from the U.S. Food and Drug Administration (the "FDA"). These Significant Seven products are: (i) Vyzulta™ (Bausch + Lomb), (ii) Siliq™ (psoriasis), (iii) Bryhali™ (provisional name) (psoriasis), (iv) Lumify™ (Bausch + Lomb), (v) Duobrii™ (provisional name) (psoriasis), (vi) Relistor® (GI) and (vii) SiHy DailyTM (Bausch + Lomb). As outlined later in this discussion, although revenues associated with our Significant Seven products are currently not material, we believe the prospects for this group over the next five years are substantial.
For a comprehensive discussion of our business, business strategy, products and other business matters, see Item 1. “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC and the Canadian Securities Administrators on SEDAR on February 28, 2018.
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
As we continue to work through our plan to build a world-class health care organization, the Company has made changes to its leadership, product focus, infrastructure, geographic footprint and capital structure, which changes we outline below.  As a result of these changes and the progress we made, on May 8, 2018, the Company announced a realignment of the Company’s business structure, including changes to the Company’s operating and reportable segments.  Pursuant to these changes, effective in the second quarter of 2018, the Company operates in four operating and reportable segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products. We believe these changes better support and align us with our core businesses and are a better representation of how management measures and reviews our businesses.
We also evaluated our corporate name and looked for a name that we believe more accurately represents the full scope of the Company today as we continue to build an innovative company, striving to improve the health of patients globally. Therefore, effective July 13, 2018, the Company changed its corporate name from Valeant Pharmaceuticals International, Inc. to Bausch Health Companies Inc. We believe our new name, Bausch Health Companies Inc., more accurately represents the Company today, which develops and manufactures a wide range of pharmaceutical, medical device and OTC products, primarily in the therapeutic areas of eye-health, GI and dermatology.

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
Turnaround
Throughout 2017 and into 2018, the Company has executed and continues to execute on its commitments to stabilize and turnaround our business. During this time, we believe we: (i) have better defined our core businesses, (ii) made measurable progress in improving our capital structure and (iii) have been aggressively addressing and resolving certain legacy matters to eliminate disruptions to our operations.
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
Once we committed to our core businesses, we began analyzing what to do with those business units and assets that fall outside our definition of “core”. In order to focus on our objectives, we began divesting businesses and assets, which, in each case, were not aligned with our core business objectives. This step not only allowed us to better focus our internal resources on our eye-health, GI and dermatology businesses, but also provided us with significant sources of capital which we used to reduce our debt and improve our capital structure
As a result of the focus on our core businesses and the divestitures of businesses not aligned with our core business objectives, and reduced sales of products in other segments due to the loss of exclusivity, a greater portion of our revenues are driven by our core businesses. During the three months ended June 30, 2018 and 2017, our eye-health, GI and dermatology revenues collectively represented approximately 69% and 64% of our total revenues, respectively. The year-over-year increase in this percentage demonstrates our convictions in these businesses. We expect this percentage to increase, as our recent and expected product launches are focused on these core businesses, and the year-on-year comparison is expected to widen as a result of the impact of 2017 divestitures and discontinuations in non-core businesses.
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
In support of our GI business, we initiated a significant sales force expansion program in December 2016 to reach potential primary care physician (“PCP”) prescribers of Xifaxan® for irritable bowel syndrome with diarrhea (“IBS-D”) and Relistor® tablets for opioid induced constipation (“OIC”). In the first quarter of 2017, we hired approximately 250 trained and experienced sales force representatives and managers to create, bolster and sustain deep relationships with PCPs. With approximately 70% of IBS-D patients initially presenting symptoms to a PCP, we believe that the dedicated PCP sales force is better positioned to reach more patients in need of IBS-D treatment. In addition, we have expanded our dedicated pain sales representatives to strengthen our position in the OIC market, and established a nurse educator team to educate clinical staff within top institutions. The investment in these additional sales resources, including an increase in associated promotional costs, was in excess of $50 million during 2017; we consider these amounts well spent as they have allowed us to capitalize on the potential of our Xifaxan® and Relistor® franchises. Revenues from our Xifaxan® and Relistor® franchises increased approximately 37% and 48%, respectively, for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017.

Strategic Investments in our Infrastructure - In support of our core businesses, we have and continue to make strategic investments in our infrastructure, the most significant of which are at our Waterford facility in Ireland, our Rochester facility in New York and our Greenville facility in South Carolina.
To meet the forecasted demand for our Biotrue® ONEday lenses, in July 2017, we placed into service a $175 million multi-year strategic expansion project of the Waterford facility. The emphasis of the expansion project was to: (i) develop new technology to manufacture, automatically inspect and package contact lenses, (ii) bring that technology to full validation and (iii) increase the size of the Waterford facility. As a result of the increased production capacity and in support of our core eye-health business, we added 300 production employees since the project’s inception and succeeded in increasing production, which in 2017 was over 30% higher than it was in 2015 at the facility. We continue to invest in this facility, budgeting an additional $24 million to bring up additional production lines that we expect to have operational in 2018.
In order to address the expected global demand for our Bausch + Lomb ULTRA® contact lens, in December 2017, we completed a multi-year, $200 million strategic upgrade to our Rochester facility. The upgrade increased production capacity in support of our Bausch + Lomb Ultra® and Bausch + Lomb SiHy DailyTM product lines and better supports the production of other well established contact lenses such as our PureVision®, PureVision®2 (SVS, Toric, and Multifocal), SofLens® 38 and SilSoft®. In connection with the increased production capacity, we added 120 production employees since the project’s inception and continue to invest in this facility, budgeting an additional $23 million to continue to enhance our production technologies and capacity at the facility, much of which we expect to bring on line in 2018.
To support the growth of our Biotrue® lens care product lines, in May 2018, we placed into service a new production line in our Bausch + Lomb Greenville, South Carolina manufacturing facility, which produces a substantial portion of our lens care product lines. The new production line has been validated to produce contact-lens solutions for our Biotrue®, ReNu® and Sensitive Eyes® brands and replaces one of the facility’s original 1983 production lines that had limitations in product configurations. In planning and development for more than two years, the new production line cost $25 million, has a capacity ranging between 40 million and 50 million bottles annually and is expected to generate additional operational efficiencies through 2019.
We believe the investments in our Waterford, Rochester and Greenville facilities and related labor forces further demonstrates the growth potential we see in our Bausch + Lomb products and our eye-health business.
Direct R&D Investment to our Eye-health, GI and Dermatology Businesses to Drive Growth - Our R&D organization focuses on the development of products through clinical trials. During 2017, we launched and/or relaunched over 120 products. As of December 31, 2017, approximately 1,000 dedicated R&D and quality assurance employees in 23 R&D facilities were involved in our R&D efforts.
Our R&D expense was approximately 4% as a percentage of revenue for the full year 2017 and 2016 and approximately 5% for the six months ended June 30, 2018. As part of our turnaround, we removed projects related to divested businesses and rebalanced our portfolio to better align with our long-term plans and focus on core businesses. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our new strategy. For the full year 2018, we anticipate R&D expense as a percentage of Revenue will exceed 4%, which demonstrates our commitment to our R&D strategy. We have over 175 projects in our pipeline targeted on our core businesses and anticipate submitting approximately 60 of those projects for regulatory approval in 2018 and 2019.
Core assets that have received a significant portion of our R&D investment in current and prior periods are listed below.

•
Dermatology - Duobrii™ (provisional name), under development as Internal Development Project ("IDP") 118, is the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of moderate-to-severe plaque psoriasis in adults.  Halobetasol propionate and tazarotene are each approved to treat plaque psoriasis when used separately, but are limited in duration of use.  Halobetasol propionate may be used for up to two weeks and tazarotene may be limited due to irritation.  Based on existing data from clinical studies, the combination of these ingredients in Duobrii™ with a dual mechanism of action, potentially allows for expanded duration of use, with reduced adverse events.  On June 18, 2018 we announced that we received a Complete Response Letter (“CRL”) from the FDA to our New Drug Application (“NDA”) for Duobrii™. The CRL did not specify any deficiencies related to the clinical efficacy or safety of Duobrii™ and did not identify issues with our Chemistry, Manufacturing and Controls processes. The CRL only noted questions regarding pharmacokinetic data. We are working to resolve this matter expeditiously and have met with the FDA to understand the additional data requirements. We anticipate that we will resubmit to the FDA, with the additional data, during the third quarter and expect that the resubmission will be a Class II filing, which is usually a six month review cycle. We continue to have confidence in Duobrii™ (provisional name) and its approval.

•
Dermatology - Bryhali™ (provisional name), under development as IDP-122, is a novel product that contains a unique, lower concentration of halobetasol propionate for the treatment of moderate-to-severe psoriasis. Halobetasol propionate is approved to treat plaque psoriasis, but is limited in duration of use. Based on existing data from clinical studies, this novel formulation potentially allows for expanded duration of use. On February 14, 2018, we announced that the FDA accepted for review our NDA for Bryhali™ (provisional name) and set a Prescription Drug User Fee Act (“PDUFA”) action date of October 5, 2018.

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

•
Bausch + Lomb - SiHy DailyTM is a silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. Product validation was completed in June and we anticipate launching this product in 2018.

•	Dermatology - IDP-126 is an acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene, currently in Phase 2 testing.

•
Bausch + Lomb - Lumify™ (brimonidine tartrate ophthalmic solution, 0.025%) is an OTC eye drop developed as an ocular redness reliever. Lumify™ was approved by the FDA in December 2017 and launched in May 2018.

•
Gastrointestinal - We have initiated a Phase 2 study for the treatment of overt hepatic encephalopathy with a new formulation of rifaximin, which we acquired as part of our acquisition of Salix Pharmaceuticals, Ltd. ("Salix") in April 2015 (the "Salix Acquisition").

•
Dermatology - Altreno™ (provisional name) is the first lotion (rather than a gel or cream) product containing tretinoin for the treatment of acne. The FDA has accepted for review our NDA for Altreno™ (provisional name) and set a PDUFA action date of August 27, 2018.

•
Dermatology - IDP-120 is an acne product with a fixed combination of mutually incompatible ingredients; benzoyl peroxide and tretinoin. We plan to begin Phase 3 testing of this product in the second half of 2018.

•	Dermatology - IDP-123 is an acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while keeping efficacy, currently in Phase 3 testing.

•	Dermatology - IDP-124 is a topical lotion product being designed to treat moderate to severe atopic dermatitis, with pimecrolimus, currently in Phase 3 testing.

•
Gastrointestinal - On May 7, 2018, we announced that the FDA approved Plenvu®, a novel, lower-volume polyethylene glycol-based bowel preparation that has been developed to help provide complete bowel cleansing, with an additional focus on the ascending colon. Plenvu® was licensed to the Company in August 2016 by Norgine B.V.

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

•
Bausch + Lomb - Vitesse® is a hypersonic vitrectomy system for the removal of the vitreous humor gel that fills the eye cavity to provide better access to the retina and allows for a variety of repairs, including the removal of scar tissue, laser repair of retinal detachments and treatment of macular holes. Available exclusively on the Stellaris Elite system, Vitesse® liquefies tissue in a highly-localized zone at the edge of the port to increase the level of surgical control and precision to vitrectomies. We launched this product on a limited basis in October 2017.

•
Dermatology - Next Generation Thermage FLXTM is a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics, expand clinical indication set and improve patient outcomes. On September 22, 2017, we received 510(k) clearance from the FDA and launched this product on a limited basis as part of our Solta business.

•
Bausch + Lomb - On May 1, 2018, we received Premarket Approval from the FDA for 7-day extended wear for our Bausch + Lomb ULTRA® monthly planned replacement contact lenses, which we expect to launch in 2018.

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

•
Dermatology - Traser™ is an energy-based platform device with significant versatility and power capabilities to address various dermatological conditions, including vascular and pigmented lesions. We are planning to launch this product in the second half of 2020 as part of our Solta business.

•
Bausch + Lomb - Loteprednol Gel 0.38% is a new formulation for the treatment of post-operative ocular inflammation and pain. The FDA has accepted for review our NDA for Loteprednol Gel 0.38% and set a PDUFA action date of February 25, 2019. If approved, the product would be the lowest concentrated loteprednol ophthalmic corticosteroid indicated for the treatment of post-operative inflammation and pain following ocular surgery.

•	Bausch + Lomb - enVista® Trifocal intraocular lens is an innovative lens design, for which we have initiated an IDE study for this product in May 2018.

•	Bausch + Lomb - enVista® Toric intraocular lens received FDA approval in June 2018 and was launched in July 2018.

•
Bausch + Lomb - We are developing an ULTRA® Multifocal for Astigmatism lens combining the benefits of our ULTRA® for Presbyopia design with our ULTRA® for Astigmatism OpticAlign™ design engineered for lens stability and to promote a successful wearing experience for the presbyopic/astigmatic patient. We anticipate launching this product in 2019, pending completion of testing and receiving approval from the FDA.

Improve Capital Structure
By executing our turnaround strategies, we have made measurable progress in improving our capital structure through debt reduction and extending debt maturities.
Divestitures - During 2017, we divested businesses and assets not aligned with our core business objectives, which simplified our operating model and generated over $3,200 million of net cash proceeds that we used to improve our capital structure, the most significant of which were the divestitures of the Company's interests in the CeraVe®, AcneFree™ and AMBI® skincare brands (the "Skincare Sale") (March 3, 2017), the iNova Pharmaceuticals business (the "iNova Sale") (September 29, 2017), the Company's equity interest in Dendreon Pharmaceuticals LLC (the "Dendreon Sale") (June 28, 2017) and the Obagi Medical Products, Inc. business (the "Obagi Sale") (November 9, 2017).
Debt Repayments - Using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management, we repaid (net of additional borrowings) over $5,800 million of long-term debt during 2017 and 2016, in the aggregate. Further, during the six months ended June 30, 2018, using cash on hand, we repaid: (i) $206 million of our Series F Tranche B Term Loan Facility, (ii) $104 million of our 6.375% October 2020 Unsecured Notes (the “6.375% October 2020 Unsecured Notes”) and (iii) the remaining $71 million of outstanding principal amount of the Company's 7.00% Senior Unsecured Notes Due 2020.
2017 Refinancing Transactions - In March, October, November and December of 2017, we accessed the credit markets and completed a series of refinancing transactions, whereby we extended the maturities of certain debt obligations originally scheduled to mature in the years 2018 through 2022 out to March 2022 through April 2026. Furthermore, on April 19, 2018, we executed an extension of an additional $60 million of commitments under our revolving credit facility, originally set to expire in April 2018. This brought the current total commitments under our revolving credit facility to $1,250 million through April 2020 (subject to certain springing maturity triggers).
2018 Refinancing Transactions - In March 2018, Valeant Pharmaceuticals International (“VPI”) issued $1,500 million aggregate principal amount of 9.25% Senior Unsecured Notes due April 2026 (the “April 2026 Unsecured Notes”) in a private placement, the proceeds of which were used to repurchase $1,500 million in aggregate principal amount of unsecured notes which consisted of: (i) $1,017 million in principal amount of our existing 5.375% Senior Unsecured Notes due March 2020 (the “March 2020 Unsecured Notes”), (ii) $411 million in principal amount of our existing 6.375% October 2020 Unsecured Notes and (iii) $72 million in principal amount of our existing 6.75% Senior Unsecured Notes due 2021 (the "August 2021 Unsecured Notes") (collectively, the “March 2018 Refinancing Transactions”). All fees and expenses associated with these transactions were paid with cash on hand.
On June 1, 2018, the Company entered into a Restatement Agreement in respect of a Fourth Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”). The Restated Credit Agreement amended and restated in full the Third Amended Credit Agreement (as defined below). The Restated Credit Agreement replaced the 2020 Revolving Credit Facility with a revolving credit facility of $1,225 million (the "2023 Revolving Credit Facility") and replaced the Series F Tranche B Term Loan Facility principal amount outstanding of $3,315 million with the seven year Tranche B Term Loan Facility of $4,565 million (the “2025 Term Loan B Facility”) borrowed by VPI.
On June 1, 2018, the Company issued an irrevocable notice of redemption for the remaining outstanding principal amounts of: (i) $691 million March 2020 Unsecured Notes, (ii) $578 million of the August 2021 Unsecured Notes, (iii) $550 million of 7.25% Senior Unsecured Notes due 2022 (the “July 2022 Unsecured Notes”) and (iv) $146 million of 6.375% October 2020 Unsecured Notes (collectively, the 6.375% October 2020 Unsecured Notes, March 2020 Unsecured Notes, August 2021 Unsecured Notes and July 2022 Unsecured Notes, being the “June 2018 Unsecured Refinanced Debt”). On June 1, 2018, using the net proceeds from the 2025 Term Loan B Facility, the net proceeds from the issuance of $750 million in aggregate principal amount of 8.50% Senior Unsecured Notes due 2027 (the "January 2027 Unsecured Notes") by VPI and cash on hand, the Company prepaid the remaining Series F Tranche B Term Loan Facility and deposited sufficient funds with The Bank of New York Mellon Trust Company, N.A., as trustee under the indentures governing the June 2018 Unsecured Refinanced Debt, to redeem the June 2018 Unsecured Refinanced Debt at their aggregate redemption price and the indentures governing the June 2018 Unsecured Refinanced Debt were discharged (collectively, the “June 2018 Refinancing Transactions”).

As a result of prepayments and a series of refinancing transactions, we have extended the maturities of a substantial portion of our long-term debt beyond 2023, providing us with additional liquidity and greater flexibility to execute our business plans. The table below summarizes our outstanding debt portfolio as of June 30, 2018 and December 31, 2017.

		June 30, 2018		December 31, 2017
(in millions)	Maturity	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Senior Secured Credit Facilities:
2018 Revolving Credit Facility	April 2018	$—	$—	$—	$—
2020 Revolving Credit Facility	April 2020	—	—	250	250
2023 Revolving Credit Facility	June 2023	325	325	—	—
Series F Tranche B Term Loan Facility	April 2022	—	—	3,521	3,420
2025 Term Loan B Facility	June 2025	4,565	4,426	—	—
Senior Secured Notes	March 2022 through November 2025	5,000	4,943	5,000	4,939
Senior Unsecured Notes:
5.375%	March 2020	—	—	1,708	1,699
7.00%	October 2020	—	—	71	71
6.375%	October 2020	—	—	661	656
6.75%	August 2021	—	—	650	648
7.25%	July 2022	—	—	550	545
9.25%	April 2026	1,500	1,481	—	—
8.50%	January 2027	750	738	—	—
All other Senior Unsecured Notes	July 2021 through December 2025	13,275	13,161	13,326	13,201
Other	Various	14	14	15	15
Total long-term debt and other		$25,429	$25,088	$25,752	$25,444
The weighted average stated interest rate of the Company's outstanding debt as of June 30, 2018 and December 31, 2017 was 6.28% and 6.07%, respectively.
Maturities and mandatory amortization payments of our debt obligations through December 31, 2023 and thereafter, as of June 30, 2018 compared with those of December 31, 2017 are as follows:

(in millions)	June 30, 2018	December 31, 2017
Remainder of 2018	$114	$209
2019	230	—
2020	228	2,690
2021	2,753	3,175
2022	1,478	5,115
2023	6,553	6,051
Thereafter	14,073	8,512
Gross maturities	$25,429	$25,752
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt” for further details.

Refocus the Ortho Dermatologics Business
During 2017, we began the turnaround of our dermatology business by taking a number of actions which we believe will help our efforts to stabilize our dermatology business, which included: (i) rebranding our dermatology business, (ii) recruiting a new experienced leadership team, (iii) making significant investment in the dermatology pipeline, (iv) adjusting the size of the dermatology sales force and (v) reorganizing that sales force around roughly 150 territories, as we work to rebuild relationships with prescribers of our products.
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
During 2017, the new leadership team directed significant R&D resources to our Ortho Dermatologics business. As previously discussed, Siliq™ was launched in the U.S. in July 2017. On June 18, 2018, we announced that we received a CRL from the FDA to our NDA for Duobrii™ (provisional name), the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of moderate-to-severe plaque psoriasis in adults. The CRL did not specify any deficiencies related to the clinical efficacy or safety of Duobrii™ (provisional name) and did not identify issues with our Chemistry, Manufacturing and Controls processes. The CRL only noted questions regarding pharmacokinetic data. We are working to resolve this matter expeditiously and have met with the FDA to understand the additional data requirements. We anticipate that we will resubmit to the FDA, with the additional data, during the third quarter and expect that the resubmission will be a Class II filing, which is usually a six month review cycle. Siliq™ and Duobrii™ (provisional name) (if approved) are treatments for moderate-to-severe plaque psoriasis and are two of our Significant Seven, which we believe will provide substantial revenues over the next five years.
Address Legacy Legal Matters
The Company was burdened with addressing certain ongoing legal matters, some of which were inherited as part of the acquisitions we completed in 2015 and prior. In order to better focus on our core activities and simplify our operations, we have been vigorously addressing many of these matters, and, during 2018 to date, we achieved dismissals and other positive outcomes in approximately 40 litigations, disputes and investigations, as we continue to actively address others.  This included a win in the Cosmo (Uceris®) arbitration; a partial win in the Relistor® (injectable) Abbreviated New Drug Application case on validity in the Company's favor protecting the product to at least April 2024; a settlement to resolve the Solodyn® antitrust litigations, a settlement to resolve the matter relating to our terminated relationship with Philidor with the California Department of Insurance and a settlement on the Mimetogen matter.
We have made substantial progress in the following matters in the later portion of 2017 and in early 2018. The significant matters are fully discussed in Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements and include:
Allergan Litigation - On December 28, 2017, all parties agreed to settle the ongoing, Allergan shareholder class actions for a total of $290 million. The complaints had asserted violations of Section 14(e) of the Exchange Act and rules promulgated by the SEC thereunder and Section 20A of the Exchange Act by the Company and the other defendants, as well as violations of Section 20(a) of the Exchange Act by certain defendants, and had sought, among other relief, money damages, equitable relief, and attorneys’ fees and costs. The settlement was approved by the Court in a hearing held June 12, 2018, and the Company expects the entry of the final order shortly. Under the terms of the proposed settlement, the Company is responsible for paying $96 million, or 33% of the settlement amount. We made this payment in January 2018, which is currently being held in escrow pending final approval by the court. We are pursuing recovery of the settlement amount and the costs of defense under our insurance policies, although recovery is not assured.
Solodyn® Antitrust Class Actions - Beginning in July 2013, we were named as co-defendants in a number of civil antitrust class action suits alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by our subsidiary, Medicis Pharmaceutical Corporation, under the brand name Solodyn®. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys’ fees. In February 2018, we agreed to resolve the class action litigation with the End Payor and Direct Payor classes for an amount of $58 million, subject to Court approval, and have resolved related litigation with opt-out retailers for additional consideration. On July 18, 2018, the Court granted approval of these settlements with the End-Payor and Direct Purchaser classes. All amounts in settlement of these matters were paid during the first quarter of 2018.

Address Regulatory Matters
In the normal course of business, our products, devices and facilities are the subject of ongoing oversight and review, by regulatory and governmental agencies, including general, for cause and pre-approval inspections by the FDA. In 2016, FDA inspections of our Rochester, New York and Tampa, Florida facilities resulted in observations that we needed to address as we disclosed in previous filings. As we discussed in previous filings, in 2017, we resolved these matters with the FDA.
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
Address Operational Matters
Beginning in 2016 and through 2017, the new leadership team addressed a number of issues affecting performance and other operational matters. These operational matters included:
Patient Access and Pricing Committee and New Pricing Actions - Improving patient access to our products, as well as making them more affordable, is an important element of our turnaround. In May 2016, we formed the Patient Access and Pricing Committee responsible for setting, changing and monitoring the pricing of our branded products to insure launch prices and price changes are assessed and implemented across channels with a focus on patient accessibility and affordability while maintaining profitability. Since that time, the Patient Access and Pricing Committee has been committed to limiting the average annual price increase for our branded products to no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry. We expect that the Patient Access and Pricing Committee will continue to implement or recommend additional price changes and/or new programs in-line with this commitment to enhance patient access to our drugs and that these pricing changes and programs could affect the average realized pricing for our products and may have a significant impact on our revenue trends.
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
Transform
With our business objectives now set and our leadership team in place, we look to 2018 and beyond to take our next steps. As we continue our plans to stabilize the business, we have begun to move toward our transformation.
Increase the Focus of our Pipeline
We are constantly challenged by the dynamics of our industry to innovate and bring new products to market. Now that we have divested certain businesses where we saw limited growth opportunities, we can redirect the R&D spend and other corporate investments we had in those businesses, to innovation focused on our most profitable businesses where we aim to be an industry leader.
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
During 2017, we launched and/or relaunched over 120 products globally, which contributed to organic growth in most of our core businesses and currently we have over 175 R&D projects in our global pipeline. These products and R&D projects include the products we have dubbed our "Significant Seven", which were products recently launched or which we expect to launch pending completion of testing and receiving approval from the FDA. These Significant Seven products are: (i) Vyzulta™ (Bausch + Lomb), (ii) Siliq™ (psoriasis), (iii) Bryhali™ (provisional name) (psoriasis), (iv) Lumify™ (Bausch + Lomb), (v) Duobrii™ (provisional name) (psoriasis), (vi) Relistor® (GI) and (vii) SiHy DailyTM (Bausch + Lomb). Descriptions of these products and relevant launch dates and/or stages of testing were previously discussed. Revenues for our Significant Seven were less than $100 million in 2017; however, we believe the prospects for this group of products over the next five years to be substantial and anticipate devoting significant marketing efforts toward their promotion. We believe that the strength of these launches and the impact of these products on their respective markets will demonstrate the effectiveness of our pipeline and R&D strategies and inspire further innovation in our businesses.
Leveraging our Sales Force
As previously discussed, in December 2016, we initiated a significant GI sales force expansion program in support of our Xifaxan® for IBS-D and Relistor® tablets for OIC products. This initiative provided us with positive results, as we experienced consistent growth in demand for these products throughout the balance of 2017. Revenues from our Xifaxan® and Relistor® franchises increased approximately 37% and 48%, respectively, for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017.
In June 2018, we entered into an exclusive agreement with US WorldMeds, LLC to co-promote its drug LUCEMYRA™ (lofexidine). On August 6, 2018, we announced the U.S. launch and availability of LUCEMYRA™ 0.18 mg tablets. LUCEMYRA™ is a non-opioid medication approved by the FDA on May 16, 2018 for the mitigation of withdrawal symptoms to facilitate abrupt discontinuation of opioids in adults. As we have already developed a national sales footprint in pain management to support our Relistor® franchise, our treatment for opioid-induced constipation, the addition of LUCEMYRA™ now offers a second solution in our portfolio to address the complexities of treatment with opioid-based pain medications and allows us to more fully utilize our existing sales force.
Continue the Turnaround of Ortho Dermatologics Business
In support of our dermatology portfolio and the opportunities we see for growth in this business, we continue to allocate assets and make additional investments in this business to recruit and retain talent and focus on our core dermatology portfolio of products.
Recruit and Retain Talent - In 2017, we identified and retained a proven leadership team of experienced dermatology sales professionals and marketers. In January 2018, the leadership team, encouraged by the success of our 2016 GI sales force expansion program, increased our Ortho Dermatologics sales force by more than 25% in support of our growth initiatives for our Ortho Dermatologics business. We believe the additional sales force is vital to meet the demand we expect from our recently launched products and those we expect to launch in the near term, pending FDA approval. We continue to monitor our pipeline for other near term launches that will create opportunity needs in our other core businesses requiring us to make additional investment in our sales force to retain people for additional leadership and sales force roles.
Focus on Core Dermatology Portfolio - We made significant investments to build out our psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities. We believe narrowing our focus on the psoriasis and acne markets will maximize growth in our Ortho Dermatologics business.
We have also emphasized the advancement of topical gel and lotion products over injectable biologic products. While we continue to support and develop injectable biologics, we believe some patients prefer topical products as an alternative delivery method to injectable biologics. Further, as topical products can, in many cases, defer the use of injectable biologics and need not be administered by a certified biologic physician, a topical product is usually more cost effective and better supported by managed care payors over its alternative injectable biologic product. Therefore, we believe topical products represent significant innovation for physicians, payors and patients, and as the preferred choice of treatment, will drive greater volumes, generate better margins and will ultimately be a key contributing factor in our turnaround of the Ortho Dermatologics business.
Psoriasis - As the number of reported cases of psoriasis in the U.S. has increased, we believe there is a need to make further investments in this market in order to maximize our opportunity and supplement our current psoriasis product portfolio. We have filed NDAs for several new topical psoriasis products, including DuobriiTM (provisional name) and Bryhali™ (provisional name) (PDUFA action date of October 5, 2018), which we expect to launch in the near term pending FDA approval. On June 18, 2018 we announced that we received a CRL from the FDA to our NDA for DuobriiTM (provisional name). The CRL did not specify any deficiencies related to the clinical efficacy or safety of DuobriiTM (provisional name) and did not identify issues with our Chemistry, Manufacturing and Controls processes. The CRL only noted questions regarding pharmacokinetic data. We are working to resolve this matter expeditiously and have met with the FDA to understand the additional data requirements. We anticipate that we will resubmit to the FDA, with the additional data, during the third quarter and expect that the resubmission will be a Class II filing, which is usually a six month review cycle. We expect if approved by the FDA, these products currently in development will line up well with our existing topical portfolio of psoriasis treatments, and, supplemented by our injectable biologic products such as SiliqTM launched in July 2017, will provide a diverse choice of psoriasis treatments to doctors and patients. In addition, on February 27, 2018, we announced that we entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. to develop and commercialize products containing a new chemical entity, KP-470, for the topical treatment of psoriasis.  Early proof of concept studies are planned for the second half of 2018. If approved by the FDA, KP-470 could represent a novel drug with an alternative mechanism of action in the topical treatment of psoriasis.
Acne - In support of our established acne product portfolio, we have been developing several products, which includes the recently launched Retin-A Micro® 0.06% (January 2018) and other products in various stages of development, such as AltrenoTM (provisional name) the first lotion (rather than a gel or cream) product containing tretinoin for the treatment of acne. The FDA has accepted the NDA for AltrenoTM (provisional name), with a PDUFA action date of August 27, 2018. In addition to Retin-A Micro® 0.06% and AltrenoTM (provisional name), we have three other unique acne projects that are in earlier stages of development that, if approved by the FDA, we believe will further innovate and advance the treatment of acne.
Bolstered by the new product opportunities we are creating in our psoriasis and acne product lines, our experienced dermatology sales leadership team and our increased sales force, we believe we have set the groundwork for the potential to achieve growth in our Ortho Dermatologics business over the next five years.
Continue to Manage Our Capital Structure
As previously outlined, we completed a series of transactions that reduced our debt levels and improved our capital structure. As a result of prepayments and a series of refinancing transactions, we have extended the maturities of a substantial portion of our long-term debt beyond 2023, providing us with additional liquidity and greater flexibility to execute our business plans. Our reduced debt levels and improved debt portfolio will translate to lower repayments of principal over the next three years, which, in turn, will permit more cash flows to be directed toward developing our core assets and repay additional debt amounts. In addition, as a result of the changes in our debt portfolio, approximately 81% of our debt is fixed rate debt as of June 30, 2018, as compared to approximately 65% as of January 1, 2017.
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
A number of our products already face generic competition. Prior to 2018, in the U.S., these products include, among others, Ammonul®, Bupap®, Edecrin®, Glumetza®, Istalol®, Isuprel®, Nitropress®, Virazole®, Wellbutrin XL®, Xenazine® and Zegerid®. In Canada, these products include, among others, Glumetza®, Sublinox® and Wellbutrin® XL.
Based on current patent expiration dates, settlement agreements and/or competitive information, we believe that key products facing a potential loss of exclusivity and/or generic competition in the five year period from 2018 to and including 2022 include, among others (this is not an exhaustive list of products), the following key products in the U.S.: in 2018, Benzaclin®, Cuprimine®, Elidel®, Locoid® Lotion, Lotemax® Gel, Lotemax® Suspension, Mephyton®, Syprine®, Uceris® Tablet and certain products subject to settlement agreements, which in aggregate represented 12% and 12% of our U.S., Mexico and Puerto Rico revenues for 2017 and 2016; in 2019, Apriso®, Zovirax® cream and certain products subject to settlement agreements, which in aggregate represented 4% and 5% of our U.S., Mexico and Puerto Rico revenues for 2017 and 2016; in 2020, Cardizem LA®, Clindagel®, Migranal®

and Noritate®, which represented 1% and 1% of our U.S., Mexico and Puerto Rico revenues for 2017 and 2016; in 2021, Luzu®, PreserVision® and certain products subject to settlement agreements, which represented 4% and 3% of our U.S., Mexico and Puerto Rico revenues for 2017 and 2016; in 2022, Xerese® which represented less than 1% of our U.S., Mexico and Puerto Rico revenues for 2017 and 2016, respectively. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches.
In addition, for a number of our products (including Apriso®, Cardizem®, Onexton®, Uceris®, Relistor®, Jublia® and Xifaxan® in the U.S. and Wellbutrin® XL and Glumetza® in Canada), we have commenced (or anticipate commencing) infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.
In July 2018, a generic competitor launched a product which we expect will directly compete with our Uceris® Tablet product.  The ultimate impact of this generic competitor on our future revenues cannot be predicted, however, Uceris® Tablet revenues for the six months ended June 30, 2018 and full years 2017 and 2016 were approximately $70 million, $134 million and $156 million, respectively. As disclosed in our prior filings, the Company initiated infringement proceedings against this generic competitor. The Company continues to believe that its Uceris® Tablet related patents are enforceable and is proceeding in the ongoing litigation between the Company and the generic competitor, however the ultimate outcome of the matter is not predictable.
On June 6, 2018, the U.S. Patent and Trial Appeal Board completed its inter partes review for an Orange Book-listed patent covering Jublia® and, issued a written determination invalidating such patent.  Although the Company is not aware of any imminent launches of a generic competitor to Jublia®, the ultimate impact of this decision on our future revenues cannot be predicted.  Jublia® revenues for the six months ended June 30, 2018 and full years 2017 and 2016 were approximately $39 million, $96 million and $140 million, respectively.  The Company continues to believe that the Jublia® related patent is valid and enforceable and on August 7, 2018 an appeal of this decision was filed. The ultimate outcome of this matter is not predictable. Jublia® continues to be covered by seven remaining Orange Book-listed patents owned by the Company, which expire in the years 2028 through 2034.
See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements for further details regarding certain infringement proceedings.
The risks of generic competition are a fact of the health care industry and are not specific to our operations or product portfolio. These risks are not avoidable, but we believe they are manageable. To manage these risks, our leadership team continually evaluates the impact that generic competition may have on future profitability and operations. In addition to aggressively defending the Company's patents and other intellectual property, our leadership team makes operational and investment decisions regarding these products and businesses at risk, not the least of which are decisions regarding our pipeline. Our leadership team actively manages the Company's pipeline in order to identify what we believe are the proper projects to pursue. Innovative and realizable projects aligned with our core businesses that are expected to provide incremental and sustainable revenues and growth into the future. We believe that our current pipeline is strong enough to meet these objectives and provide future sources of revenues, in our core businesses, sufficient enough to sustain our growth and corporate health as other products in our established portfolio face generic competition and lose momentum.
We believe that we have a well-established product portfolio that is diversified within our core businesses. We also believe that we have a robust pipeline that not only provides for the next generation of our existing products, but also brings new solutions into the market. Revenues for our Significant Seven were less than $100 million in 2017, as several of these products have only recently been launched and others are yet to be launched. However, we believe the potential revenues for our Significant Seven over the next five years to be substantial and will positively impact our revenues and operating results. We are confident that revenues from our Significant Seven, our existing pipeline and newly identified projects during the next five years will exceed the anticipated loss of revenues from those products identified as facing loss of exclusivity during that same period.
See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC and the Canadian Securities Administrators on SEDAR on February 28, 2018 for additional information on our competition risks.

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
The financial impact of the ACA will be affected by certain additional developments over the next few years, including pending implementation guidance and certain health care reform proposals. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Also, it is possible, as discussed further below, that under the current administration, legislation will be passed by the Republican-controlled Congress repealing the ACA in whole or in part. Adoption of legislation at the federal or state level could materially affect demand for, or pricing of, our products.
In 2018, we face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. However, we believe there is low likelihood of repeal of the ACA, given the recent failure of the Senate’s multiple attempts to repeal various combinations of ACA provisions. There is no assurance that any replacement or administrative modifications of the ACA will not adversely affect our business and financial results, particularly if the replacing legislation reduces incentives for employer-sponsored insurance coverage, and we cannot predict how future federal or state legislative or administrative changes relating to the reform will affect our business.
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
The provisional amounts included in the Company's Benefit from income taxes for the year 2017, including the Transition Toll Tax, will be finalized as regulations and other guidance are published. The Company continually updates the provisional amounts based upon recently issued guidance by accounting regulatory bodies, the U.S. Internal Revenue Service and state and local governments. Although its assessment is still in progress, through the date of issuance of these financial statements, the Company has not identified any material revisions to the provisional amounts provided in the Company's Benefit from income taxes for the year 2017. As part of its full assessment, the Company will assess the impact of the Tax Act on the Company’s tax filings for the year 2017 which are expected to be completed during the fourth quarter of the current year. Differences between the provisional benefit from income taxes as provided in 2017 and the benefit or provision for income taxes when those provisional amounts are finalized in 2018 can be expected, particularly as it relates to the Company’s ultimate election to provide for the GILTI tax as discussed above, and those differences could be material.
On August 1, 2018, the Treasury department released proposed regulations regarding the one-time Transition Toll Tax on the pre-2018 earnings of certain non-U.S. subsidiaries.  The Company is evaluating the impact of the proposed regulations as part of its overall analysis of the impacts of the Tax Act.
See Note 16, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.

SELECTED FINANCIAL INFORMATION
Organic Revenues and Organic Growth Rates
Organic growth, a non-GAAP metric, is defined as a change on a period-over-period basis in revenues on a constant currency basis (if applicable) excluding the impact of recent acquisitions, divestitures and discontinuations. Organic revenue growth is growth in GAAP Revenue (its most directly comparable GAAP financial measure) adjusted for certain items, of businesses that have been owned for one or more years. The Company uses organic revenue and organic revenue growth to assess performance of its reportable segments, and the Company in total, without the impact of foreign currency exchange fluctuations and recent acquisitions, divestitures and product discontinuations. The Company believes that such measures are useful to investors as they provide a supplemental period-to-period comparison.
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
Revisions to the Three Months Ended March 31, 2018
The Company identified an understatement of the Benefit from income taxes for the three months ended March 31, 2018 of $112 million, or $0.32 per basic and diluted share, due to an error in the forecasted effective tax rate. The Company also identified an understatement of the foreign currency translation adjustment as presented in the consolidated statement of comprehensive loss for the three months ended March 31, 2018 which did not impact the net loss or loss per share reported for the same period. Based on its evaluation, the Company concluded that these misstatements were not material to its financial position and statements of operations, comprehensive loss and cash flows as of and for the three months ended March 31, 2018 or the related disclosures. The March 31, 2018 financial information will be revised in future filings to correct these misstatements. There was no impact to the June 30, 2018 reported amounts. See Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements for further details of the impact of this revision on the Company's financial position and statements of operations, comprehensive loss and cash flows as of and for the three months ended March 31, 2018.

The following table provides selected unaudited financial information for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2018	2017	Change	2018	2017	Change
Revenues	$2,128	$2,233	$(105)	$4,123	$4,342	$(219)
Operating (loss) income	$(245)	$175	$(420)	$(2,526)	$386	$(2,912)
Loss before (provision for) benefit from income taxes	$(734)	$(242)	$(492)	$(3,428)	$(537)	$(2,891)
Net (loss) income attributable to Bausch Health Companies Inc.	$(873)	$(38)	$(835)	$(3,454)	$590	$(4,044)
(Loss) earnings per share attributable to Bausch Health Companies Inc.:
Basic	$(2.49)	$(0.11)	$(2.38)	$(9.84)	$1.69	$(11.53)
Diluted	$(2.49)	$(0.11)	$(2.38)	$(9.84)	$1.68	$(11.52)
Financial Performance
Summary of the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Revenue for the three months ended June 30, 2018 and 2017 was $2,128 million and $2,233 million, respectively, a decrease of $105 million, or 5%. The decrease was primarily driven by the impact of 2017 divestitures and discontinuations. This negative effect on revenue was partially offset by: (i) increased average realized pricing, primarily in our Salix and Diversified Products segments and (ii) the favorable effect of foreign currencies, primarily in Europe. The changes in our segment revenues and segment profits are discussed in detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
Operating loss for the three months ended June 30, 2018 was $245 million as compared to Operating income for the three months ended June 30, 2017 of $175 million, a decrease of $420 million and reflects, among other factors:

•
a decrease in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $49 million. The decrease was primarily driven by the impact of 2017 divestitures and discontinuations, partially offset by: (i) increased average realized pricing, primarily in our Salix and Diversified Products segments and (ii) the favorable effect of foreign currencies;

•
a decrease in Selling, general, and administrative expenses (“SG&A”) of $17 million primarily attributable to the impact of 2017 divestitures and discontinuations which was partially offset by: (i) an increase in selling, advertising and promotional expenses in support of the launch of products and (ii) the unfavorable effect of foreign currencies of $7 million;

•
an increase in Amortization of intangible assets of $118 million primarily attributable to changes in estimates made in 2017 of the remaining useful lives of certain products and the Salix brand name to reflect management's changes in assumptions and was partially offset by lower amortization due to impairments to intangible assets and the impact of 2017 divestitures and discontinuations;

•	an increase in Asset impairments of $216 million primarily attributable to the loss of exclusivity of a certain product in 2018;

•	an increase in Acquisition-related contingent consideration of $43 million as a result of a fair value adjustments in 2017 which reflected a decrease in forecasted sales for specific products; and

•
a decrease in Other expense (income), net of $19 million. The decrease was primarily attributable to the Gain on the Dendreon Sale of $73 million in 2017 partially offset by lower charges in 2018 for Litigation and other matters.

Operating loss for the three months ended June 30, 2018 of $245 million and Operating income for the three months ended June 30, 2017 of $175 million includes non-cash charges for Depreciation and amortization of intangible assets of $784 million and $667 million, Asset impairments of $301 million and $85 million and Share-based compensation of $22 million and $23 million, respectively.
Our Loss before (provision for) benefit from income taxes for the three months ended June 30, 2018 and 2017 was $734 million and $242 million, respectively, an increase of $492 million. The increase in our Loss before (provision for) benefit from income taxes is primarily attributable to: (i) the decrease in our operating results of $420 million, as previously discussed, (ii) the net change in Foreign exchange and other of $48 million and (iii) an increase in Loss on extinguishment of debt of $48 million. The increase in our Loss before (provision for) benefit from income taxes was partially offset by a decrease in Interest expense of $24 million as a result of lower principal amounts of outstanding debt partially offset by the effect of higher interest rates during the three months ended June 30, 2018.
Net loss attributable to Bausch Health Companies Inc. for the three months ended June 30, 2018 and 2017 was $873 million and $38 million, respectively, a decrease of $835 million. The decrease in our results was primarily due to: (i) the increase in Loss before (provision for) benefit from income taxes of $492 million, as previously discussed, and (ii) the increase in the Provision for income taxes of $343 million.
Summary of the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Revenue for the six months ended June 30, 2018 and 2017 was $4,123 million and $4,342 million, respectively, a decrease of $219 million, or 5%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations and (ii) lower volumes primarily driven by the loss of exclusivity of certain products. These decreases in revenue were partially offset by: (i) increased average realized pricing, primarily in our Salix and Diversified Products segments and (ii) the favorable effect of foreign currencies, primarily in Europe. The changes in our segment revenues and segment profits are discussed in detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
Operating loss for the six months ended June 30, 2018 was $2,526 million as compared to Operating income for the six months ended June 30, 2017 of $386 million, a decrease of $2,912 million and reflects, among other factors:

•
a decrease in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $136 million. The decrease was primarily driven by the impact of 2017 divestitures and discontinuations, partially offset by: (i) increased average realized pricing, primarily in our Salix and Diversified Products segments and (ii) the favorable effect of foreign currencies;

•
a decrease in SG&A of $87 million primarily attributable to the impact of 2017 divestitures and discontinuations which was partially offset by: (i) an increase in selling, advertising and promotional expenses in support of the launch of products and (ii) the unfavorable effect of foreign currencies of $25 million;

•
a decrease in R&D of $4 million as we removed projects related to 2017 divestitures and discontinuances and rebalanced our portfolio to better align with our long-term plans and focus on core businesses;

•
an increase in Amortization of intangible assets of $226 million primarily attributable to changes in estimates made in 2017 of the remaining useful lives of certain products and the Salix brand name to reflect management's changes in assumptions and was partially offset by lower amortization due to impairments to intangible assets and the impact of 2017 divestitures and discontinuations;

•	Goodwill impairments of $2,213 million to the goodwill of our Salix and Ortho Dermatologics reporting units were recognized upon adopting new accounting guidance at January 1, 2018;

•	an increase in Asset impairments of $122 million primarily attributable to the loss of exclusivity of a certain product in 2018;

•	an increase in Acquisition-related contingent consideration of $55 million as a result of a fair value adjustments in 2017 which reflected a decrease in forecasted sales for specific products; and

•
a decrease in Other expense (income), net of $270 million. The decrease was primarily attributable to the Gain on the Skincare Sale of $319 million and Gain on the Dendreon Sale of $73 million in 2017, partially offset by lower charges in 2018 for Litigation and other matters.

Operating loss for the six months ended June 30, 2018 of $2,526 million and Operating income for the six months ended June 30, 2017 of $386 million includes non-cash charges for Depreciation and amortization of intangible assets of $1,570 million and 1,341 million, Goodwill impairments of $2,213 million and $0, Asset impairments of $345 million and $223 million and Share-based compensation of $43 million and $51 million, respectively.
Our Loss before (provision for) benefit from income taxes for the three months ended June 30, 2018 and 2017 was $3,428 million and $537 million, respectively, an increase of $2,891 million. The increase in our Loss before (provision for) benefit from income taxes is primarily attributable to: (i) the decrease in our operating results of $2,912 million, as previously discussed, and (ii) an increase in Loss on extinguishment of debt of $11 million. The increase in our Loss before (provision for) benefit from income taxes was partially offset by a decrease in Interest expense of $82 million as a result of lower principal amounts of outstanding debt partially offset by the effect of higher interest rates during the six months ended June 30, 2018.
Net loss attributable to Bausch Health Companies Inc. for the six months ended June 30, 2018 was $3,454 million and Net income attributable to Bausch Health Companies Inc. for the six months ended June 30, 2017 was $590 million, a decrease of $4,044 million. The decrease in our reported results was primarily due to: (i) the increase in Loss before (provision for) benefit from income taxes of $2,891 million, as previously discussed, and (ii) the decrease in (Provision for) benefit from income taxes of $1,152 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in millions)	2018	2017	Change	2018	2017	Change
Revenues
Product sales	$2,100	$2,200	$(100)	$4,065	$4,276	$(211)
Other revenues	28	33	(5)	58	66	(8)
	2,128	2,233	(105)	4,123	4,342	(219)
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	584	635	(51)	1,144	1,219	(75)
Cost of other revenues	10	11	(1)	23	23	—
Selling, general and administrative	642	659	(17)	1,233	1,320	(87)
Research and development	94	94	—	186	190	(4)
Amortization of intangible assets	741	623	118	1,484	1,258	226
Goodwill impairments	—	—	—	2,213	—	2,213
Asset impairments	301	85	216	345	223	122
Restructuring and integration costs	7	18	(11)	13	36	(23)
Acquired in-process research and development costs	—	1	(1)	1	5	(4)
Acquisition-related contingent consideration	(6)	(49)	43	(4)	(59)	55
Other expense (income), net	—	(19)	19	11	(259)	270
	2,373	2,058	315	6,649	3,956	2,693
Operating (loss) income	(245)	175	(420)	(2,526)	386	(2,912)
Interest income	3	3	—	6	6	—
Interest expense	(435)	(459)	24	(851)	(933)	82
Loss on extinguishment of debt	(48)	—	(48)	(75)	(64)	(11)
Foreign exchange and other	(9)	39	(48)	18	68	(50)
Loss before (provision for) benefit from income taxes	(734)	(242)	(492)	(3,428)	(537)	(2,891)
(Provision for) benefit from income taxes	(138)	205	(343)	(23)	1,129	(1,152)
Net (loss) income	(872)	(37)	(835)	(3,451)	592	(4,043)
Net income attributable to noncontrolling interest	(1)	(1)	—	(3)	(2)	(1)
Net (loss) income attributable to Bausch Health Companies Inc.	$(873)	$(38)	$(835)	$(3,454)	$590	$(4,044)
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Revenues
The Company’s revenues are primarily generated from product sales that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication.
Our revenue was $2,128 million and $2,233 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of $105 million, or 5%. The decrease was primarily driven by the impact of divestitures and discontinuations of $183 million. This decrease was partially offset by: (i) a net increase in average realized pricing from our existing business (excluding the effect of foreign currencies and the impact of 2017 divestitures and discontinuations) of $59 million driven by our Salix and Diversified Products segments and (ii) the favorable impact of foreign currencies of $25 million primarily attributable to Europe.
Our segment revenues and segment profits for the three months ended June 30, 2018 and 2017 are discussed in detail in the subsequent section titled “Reportable Segment Revenues and Profits”.

Cash Discounts and Allowances, Chargebacks and Distribution Fees
As is customary in the pharmaceutical industry, gross product sales are subject to a variety of deductions in arriving at net product sales. Provisions for these deductions are recognized concurrent with the recognition of gross product sales. These provisions include cash discounts and allowances, chargebacks, and distribution fees, which are paid to direct customers, as well as rebates and returns, which can be paid to direct and indirect customers.  Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory on hand at the wholesalers. Such credits are offset against the total distribution service fees we pay on all of our products to each such wholesaler. Provision balances relating to amounts payable to direct customers are netted against trade receivables and balances relating to indirect customers are included in accrued liabilities.  Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018		2017
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,630	100%	$3,722	100%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	222	6%	196	5%
Returns	75	2%	114	3%
Rebates	695	19%	627	17%
Chargebacks	470	13%	510	14%
Distribution fees	68	2%	75	2%
Total provisions	1,530	42%	1,522	41%
Net product sales	2,100	58%	2,200	59%
Other revenues	28		33
Revenues	$2,128		$2,233
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 42% and 41% for the three months ended June 30, 2018 and 2017, respectively, an increase of 1 percentage point. The increase was primarily driven by:

•
discounts and allowances as a percentage of gross product sales were higher primarily due to the releases of Glumetza® Authorized Generic (“AG”) and Diastat® AG and higher discount and allowance rates for Ofloxacin® and Xenazine® AG, partially offset by lower discount and allowance rates for Zegerid® AG;

•	returns as a percentage of gross product sales was lower primarily due to lower return rates for products such as Glumetza® SLX and Mephyton®;

•
rebates as a percentage of gross product sales were higher primarily due to increased sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of incremental rebates from contractual price increase limitations. The comparisons were impacted primarily by higher provisions for rebates and the co-pay assistance programs for promoted products, such as Xifaxan®, Apriso®, Prolensa® and Onexton®. These increases were offset by decreases in rebates for Carac®, Syprine® and Jublia® and other products, as generic competition caused a decline in volume year over year;

•
chargebacks as a percentage of gross product sales were lower primarily due to: (i) better management of contractual terms of certain non-retail classes of trade products, such as Isuprel®, Zegerid® and Apriso® and other drugs due to generic competition, (ii) chargebacks in 2017 associated with Provenge®, which was divested with the Dendreon Sale on June 28, 2017, and (iii) lower utilization by the U.S. government of certain products such as Minocin®. These factors were partially offset by higher sales of certain generic products, such as Zegerid® AG, Glumetza® AG and Targretin® AG, and certain branded drugs, such as Xifaxan®; and

•
distribution service fees as a percentage of gross product sales were unchanged as the impact of better contract terms with our distributors was offset by higher distribution fees associated with higher sales of Xifaxan® and other branded products. No price appreciation credits were provided during the three months ended June 30, 2018 and 2017.

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
Cost of goods sold was $584 million and $635 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of $51 million, or 8%. The decrease was primarily driven by the impact of 2017 divestitures and discontinuations partially offset by: (i) the unfavorable impact of foreign currencies and (ii) the reclassification of certain maintenance costs.
Effective July 1, 2017, we began classifying certain maintenance costs as costs of sales, which in previous periods were included in R&D expenses. The costs incurred for the three months ended June 30, 2018 were approximately $5 million. No adjustments were made to prior periods as the impact was not material.
Cost of goods sold as a percentage of product sales revenue was 28% and 29% for the three months ended June 30, 2018 and 2017, respectively. Costs of goods sold as a percentage of revenue was favorably impacted as a result of the impact of 2017 divestitures and discontinuations, which historically reported lower gross margins than our core businesses.
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
SG&A expenses were $642 million and $659 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of $17 million, or 3%. The decrease was primarily driven by the impact of 2017 divestitures and discontinuations, partially offset by: (i) an increase in selling, advertising and promotional expenses in support of the launch of products and (ii) the unfavorable impact of the effect of foreign currencies of $7 million.
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
R&D expenses were $94 million and $94 million and were approximately 4% and 4% of Revenues for the three months ended June 30, 2018 and 2017, respectively. As part of our turnaround, we removed projects related to divested businesses and rebalanced our portfolio to better align with our long-term plans and focus on core businesses. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our new strategy. For the full year 2018, we anticipate R&D expense as a percentage of Revenue will exceed 4%, which demonstrates our commitment to our R&D strategy.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years.
Amortization of intangible assets was $741 million and $623 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $118 million, or 19%. The increase was primarily attributable to changes in estimates made in 2017 of the remaining useful lives of certain products and the Salix brand name to reflect management's changes in assumptions and was partially offset by lower amortization due to impairments to intangible assets and the impact of 2017 divestitures and discontinuations as the Company focused on its core assets. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.

Asset Impairments
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.
Asset impairments were $301 million and $85 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $216 million. Asset impairments for the three months ended June 30, 2018 included: (i) an impairment of $289 million reflecting decreases in forecasted sales for the Uceris® Tablet product and other product lines due to generic competition, (ii) impairments of $11 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and revisions to forecasted sales and (iii) $1 million related to assets being classified as held for sale. Asset impairments for the three months ended June 30, 2017 included: (i) impairments of $44 million, in aggregate, to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core business, (ii) an impairment of $17 million reflecting a decrease in forecasted sales for a specific product line and (iii) impairments of $16 million related to assets held for sale.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding the impairment to our Uceris® Tablet intangible asset and the asset impairments of our other intangible assets.
Restructuring and Integration Costs
Restructuring and integration costs were $7 million and $18 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of $11 million. We have substantially completed the integration of the businesses acquired prior to 2016. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
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
Acquisition-related contingent consideration was a net gain of $6 million for the three months ended June 30, 2018 and included net fair value adjustments of $12 million partially offset by accretion for the time value of money of $6 million. Acquisition-related contingent consideration was a net gain of $49 million for the three months ended June 30, 2017, and included net fair value adjustments of $66 million offset by accretion for the time value of money of $17 million.
Other Expense (Income), Net
Other expense (income), net for the three months ended June 30, 2018 and 2017 consists of the following:

	Three Months Ended June 30,
(in millions)	2018	2017
Gain on the Dendreon Sale	$—	$(73)
Net loss on other sales of assets	—	23
Litigation and other matters	(1)	33
Other, net	1	(2)
	$—	$(19)
See Note 4, "DIVESTITURES" to our unaudited interim Consolidated Financial Statements for further details of the Gain on Dendreon Sale.

Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due and amortization of debt discounts and deferred financing costs on indebtedness under our credit facilities and notes.
Interest expense was $435 million and $459 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of $24 million, or 5%. Interest expense includes non-cash amortization and write-offs of debt discounts and debt issuance costs of $21 million and $23 million for the three months ended June 30, 2018 and 2017, respectively. The decrease in interest expense was primarily driven by lower principal amounts of outstanding debt during the three months ended June 30, 2018, partially offset by higher interest rates primarily resulting from the 2017 and 2018 Refinancing Transactions. The weighted average stated rates of interest as of June 30, 2018 and 2017 were 6.28% and 6.06%, respectively.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debts (the debts' stated principal net of unamortized debt discount and debt issuance costs). Loss on extinguishment of debt was $48 million for the three months ended June 30, 2018 and is primarily attributable to the June 2018 Refinancing previously discussed and other debt refinancing and repayments.
Foreign Exchange and Other
Foreign exchange and other was a loss of $9 million and a gain of $39 million for the three months ended June 30, 2018 and 2017, respectively, an unfavorable net change of $48 million. Foreign exchange gains/losses include translation gains/losses on intercompany loans, primarily on euro-denominated intercompany loans.
Income Taxes
Provision for income taxes was $138 million for the three months ended June 30, 2018 and the benefit from income taxes was $205 million for the three months ended June 30, 2017, an increase in the provision of income taxes of $343 million.
Our effective income tax rate for the three months ended June 30, 2018 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of: (a) the tax consequences of internal restructuring efforts, (b) the net tax benefit related to the impairment of intangibles assets previously discussed and (c) adjustments for book to income tax return provisions.
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
See Note 16, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
During 2017, the Company divested certain businesses. In 2018, the Company began reallocating capital and resources to other businesses. As a result, during the second quarter of 2018, the Company’s CEO, who is the Company’s Chief Operating Decision Maker, commenced managing the business differently through changes in its operating and reportable segments, which necessitated a realignment of the Company's historical segment structure. This realignment is consistent with how the Company’s CEO currently: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports.
Pursuant to these changes, commencing in the second quarter of 2018, the Company operates in four operating segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products. The Bausch + Lomb/International segment consists of the: (i) U.S. Bausch + Lomb and (ii) International reporting units. The Salix segment consists of the Salix reporting unit (originally part of the former Branded Rx segment). The Ortho Dermatologics segment consists of the: (i) Ortho Dermatologics (originally part of the former Branded Rx segment) and (ii) Global Solta (originally part of the former Branded Rx segment) reporting units. The Diversified Products segment consists of the: (i) Neurology and other (originally part of the former U.S. Diversified Product segment), (ii) Generics (originally part of the former U.S. Diversified Product segment) and (iii) Dentistry (originally part of the former Branded Rx segment) reporting units. The Neurology and other reporting unit includes the: (i) oncology business (originally part of the former Branded Rx segment) and (ii) women's health business (originally part of the former Branded Rx segment). Upon divesting its equity interests in Dendreon Pharmaceuticals LLC (“Dendreon”) on June 28, 2017 and Sprout Pharmaceuticals, Inc. (“Sprout”) on December 20, 2017, the Company exited the oncology and women's health businesses, respectively. Effective in the first quarter of 2018, revenues and profits from the former U.S. Solta business unit and the former International Solta business unit are included in a new single business unit, Global Solta. Prior period presentations of segment revenues and segment profits have been recast to conform to the current segment reporting structure.
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

•	The Salix segment consists of sales in the U.S. of gastrointestinal ("GI") products.

•	The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta medical dermatological devices.

•
The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products, (iii) dentistry products, (iv) oncology (or Dendreon) products, (v) sales in the U.S. of women’s health (or Sprout) products and (vi) certain other businesses divested during 2017 that were not core to the Company's operations. As a result of the divestitures of the Company's equity interest in Dendreon (June 28, 2017) and Sprout (December 20, 2017), the Company exited the oncology and women's health businesses, respectively.

Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, In-process research and development costs, Restructuring and integration costs, Acquisition-related contingent consideration costs and Other expense (income), net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 19, "SEGMENT INFORMATION" to our unaudited interim Consolidated Financial Statements for a reconciliation of segment profit to Loss before (provision for) benefit from income taxes.

The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year over year changes in segment revenues for the three months ended June 30, 2018 and 2017. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year over year changes in segment profits for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018		2017		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$1,209	56%	$1,223	55%	$(14)	(1)%
Salix	441	21%	387	17%	54	14%
Ortho Dermatologics	142	7%	162	7%	(20)	(12)%
Diversified Products	336	16%	461	21%	(125)	(27)%
Total revenues	$2,128	100%	$2,233	100%	$(105)	(5)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$350	29%	$371	30%	$(21)	(6)%
Salix	292	66%	232	60%	60	26%
Ortho Dermatologics	59	42%	68	42%	(9)	(13)%
Diversified Products	258	77%	302	66%	(44)	(15)%
Total segment profits	$959	45%	$973	44%	$(14)	(1)%
The following table presents organic revenue (Non-GAAP) and the year over year changes in organic revenue for the three months ended June 30, 2018 and 2017 by segment. Organic revenues and organic growth rates are defined in the previous section titled “Selected Financial Information”.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divested Revenues	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Bausch + Lomb/International	$1,209	$(25)	$1,184	$1,223	$(84)	$1,139	$45	4%
Salix	441	—	441	387	—	387	54	14%
Ortho Dermatologics	142	—	142	162	(2)	160	(18)	(11)%
Diversified Products	336	—	336	461	(97)	364	(28)	(8)%
Total	$2,128	$(25)	$2,103	$2,233	$(183)	$2,050	$53	3%

Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product group representing 10% or more of its product sales. The Bausch + Lomb/International segment revenue was $1,209 million and $1,223 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of $14 million, or 1%. The decrease was driven by: (i) the impact of 2017 divestitures and discontinuations of $84 million and (ii) a decrease in average realized pricing of $15 million. The decrease was partially offset by: (i) an increase in volume of $61 million and (ii) the favorable effect of foreign currencies of $25 million primarily attributable to our revenues in Europe. The decrease in average realized pricing and increase in volume was primarily driven by our Bausch + Lomb Vision Care business.

Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for three months ended June 30, 2018 and 2017 was $350 million and $371 million, respectively, a decrease of $21 million, or 6%. The decrease was primarily driven by: (i) a decrease in contribution as a result of the impact of 2017 divestitures and discontinuations, (ii) an increase in selling, advertising and promotion in support of product launches and (iii) the decrease in average realized pricing of $15 million as discussed above. These factors were partially offset by: (i) the increase in contribution as a result of the increase in volume as discussed above and (ii) the net favorable effect of foreign currencies.
Salix Segment:
Salix Segment Revenue
The Salix segment has a diversified GI product line that includes Xifaxan®, which accounted for 67% and 60% of the Salix segment product sales and 14% and 10% of the Company's product sales for the three months ended June 30, 2018 and 2017, respectively. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the three months ended June 30, 2018 and 2017 was $441 million and $387 million, respectively, an increase of $54 million, or 14%. The increase includes an increase in average realized pricing of $49 million and in volume of $3 million. The increase in average realized pricing was attributable primarily to: (i) a higher WAC for Xifaxan® and (ii) lower discounts associated with Xifaxan®, Glumetza®, and Relistor®. The increase in volume was primarily driven by our Xifaxan® franchise, which we believe is due in part to our sales force expansion program initiated in December 2016, as previously discussed. These increases were partially offset by the loss of exclusivity of certain products, such as Glumetza® and Zegerid®.
Salix Segment Profit
The Salix segment profit for the three months ended June 30, 2018 and 2017 was $292 million and $232 million, respectively, an increase of $60 million, or 26%. The increase was primarily driven by: (i) an increase in contribution as a result of the increases in average realized pricing and volumes as previously discussed and (ii) a decrease in operating expenses of $3 million primarily related to lower advertising and promotion costs.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment revenue for the three months ended June 30, 2018 and 2017 was $142 million and $162 million, respectively, a decrease of $20 million, or 12%. The decrease was primarily driven by: (i) a decrease in volume of $11 million primarily due to a decrease in royalty revenue associated with one of our partnerships and (ii) a decrease in average realized pricing of $5 million primarily attributable to higher discounts associated with Jublia® and Solodyn®. These decreases were partially offset by sales from SiliqTM, which launched in July 2017, and Retin-A Micro® 0.06%, which launched in January 2018.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the three months ended June 30, 2018 and 2017 was $59 million and $68 million, respectively, a decrease of $9 million, or 13%. The decrease was primarily driven by a decrease in contribution as a result of lower volume and average realized pricing, as previously discussed.

Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018		2017		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin®	$67	20%	$58	13%	$9	16%
Arestin®	26	8%	28	6%	(2)	(7)%
Cuprimine®	18	5%	20	4%	(2)	(10)%
Xenazine® US	15	4%	32	7%	(17)	(53)%
Migranal® AG	14	4%	15	3%	(1)	(7)%
Ativan®	13	4%	16	4%	(3)	(19)%
Isuprel®	13	4%	33	7%	(20)	(61)%
Aplenzin®	13	4%	9	2%	4	44%
Diastat® AG	10	3%	1	—%	9	900%
Mephyton®	10	3%	9	2%	1	11%
Other product revenues	133	40%	237	51%	(104)	(44)%
Other revenues	4	1%	3	1%	1	33%
Total Diversified Products revenues	$336	100%	$461	100%	$(125)	(27)%
The Diversified Products segment revenue for the three months ended June 30, 2018 and 2017 was $336 million and $461 million, respectively, a decrease of $125 million, or 27%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations of $97 million, which includes the Dendreon Sale and Obagi Sale and (ii) decreases in volume of $58 million, primarily attributable to generic competition to certain products, including Isuprel®, Xenazine®, Syprine® and Nitropress® and certain products in our neurology business. The decrease was partially offset by a net increase in average realized pricing of $30 million, primarily in our neurology business.
Diversified Products Segment Profit
The Diversified Products segment profit for three months ended June 30, 2018 and 2017 was $258 million and $302 million, respectively, a decrease of $44 million, or 15% and was primarily driven by the decrease in contribution as a result of lower volumes, partially offset by increased average realized pricing as discussed above.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Revenues
Our revenue was $4,123 million and $4,342 million for the three and six months ended June 30, 2018 and 2017, respectively, a decrease of $219 million, or 5%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations of $397 million and (ii) the decrease in volume from our existing business of $15 million, primarily as a result of the loss of exclusivity for a number of products in our Ortho Dermatologics segment and Diversified Products segment. These decreases were partially offset by: (i) an increase in average realized pricing of $110 million, primarily in our Salix and Diversified Products segments and (ii) the favorable effect of foreign currencies of $89 million.
Our segment revenues and segment profits for the three and six months ended June 30, 2018 and 2017 are discussed in detail in the subsequent section titled "Reportable Segment Revenues and Profits".

Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the three and six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018		2017
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$7,027	100%	$7,308	100%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	406	6%	399	5%
Returns	163	2%	222	3%
Rebates	1,330	19%	1,238	17%
Chargebacks	947	13%	1,022	14%
Distribution fees	116	2%	151	2%
Total provisions	2,962	42%	3,032	41%
Net product sales	4,065	58%	4,276	59%
Other revenues	58		66
Revenues	$4,123		$4,342
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 42% and 41% for the three and six months ended June 30, 2018 and 2017, respectively. Changes in these provisions include:

•
discounts and allowances as a percentage of gross product sales were higher primarily due to higher sales of Glumetza® AG, Migranal® AG and Xenazine® AG, which experienced higher discount and allowance rates and the launch of Diastat® AG. These increases were partially offset by lower discount and allowance rates for Zegerid® AG and Isuprel®;

•
returns as a percentage of gross product sales was lower primarily due to lower sales and lower return rates associated with certain products, primarily Nitropress®, which was impacted by multiple generics in 2017;

•
rebates as a percentage of gross product sales were higher primarily due to increased sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of incremental rebates from contractual price increase limitations. The comparisons were impacted primarily by higher provisions for rebates and the co-pay assistance programs for promoted products, such as Xifaxan®, Apriso®, Elidel® and Prolensa®. These increases were offset by decreases in rebates for Jublia®, Solodyn®, Carac®, Glumetza® SLX and other products as generic competition caused a decline in volume year over year;

•
chargebacks as a percentage of gross product sales were lower primarily due to: (i) better management of contractual terms of certain non-retail classes of trade products, such as Isuprel®, Glumetza® SLX, Zegerid® and Apriso® and other drugs due to generic competition, (ii) chargebacks in 2017 associated with Provenge®, which was divested with the Dendreon Sale on June 28, 2017 and (iii) lower utilization by the U.S. government of certain products such as Minocin®. The decreases in chargebacks as a percentage of gross product sales were partially offset by higher sales of certain generic products, such as Targretin® AG, Glumetza® AG, Zegerid® AG and Xenazine® AG, and certain branded drugs, such as Nifedical™; and

•
distribution service fees as a percentage of gross product sales were unchanged as the impact of higher offsetting price appreciation credits and better contract terms with our distributors were offset by higher distribution fees associated with higher sales of Xifaxan® and other branded products. Price appreciation credits are offset against the distribution service fees we pay wholesalers and were $15 million and $10 million for the six months ended June 30, 2018 and 2017, respectively.

Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $1,144 million and $1,219 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $75 million, or 6%. The decrease was primarily driven by the impact of 2017 divestitures and discontinuations partially offset by: (i) the unfavorable impact of foreign currencies and (ii) the reclassification of certain maintenance costs.

Effective July 1, 2017, we began classifying certain maintenance costs as costs of sales, which in previous periods were included in R&D expenses. The costs incurred for the six months ended June 30, 2018 was $10 million. No adjustments were made to prior periods based on materiality.
Cost of goods sold as a percentage of product sales revenue was 28% and 29% for the six months ended June 30, 2018 and 2017, respectively. Costs of goods sold as a percentage of revenue was favorably impacted as a result of the impact of 2017 divestitures and discontinuations, which historically reported lower gross margins than our core businesses, and increased average realized pricing, primarily in our GI business, which was offset by the unfavorable change in our product mix. In 2018, a greater percentage of our revenue is attributable to the Bausch + Lomb/International segment, which generally has lower gross margins than our remaining product portfolio.
Selling, General and Administrative Expenses
SG&A expenses were $1,233 million and $1,320 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $87 million, or 7%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations, partially offset by (i) an increase in selling, advertising and promotional expenses in support of the launch of products and (ii) the unfavorable impact of the effect of foreign currencies of $25 million.
Research and Development
R&D expenses were $186 million and $190 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $4 million, or 2%. Although R&D expenses for the six months ended June 30, 2018 were slightly lower when compared to the six months ended June 30, 2017, R&D expenses as a percentage of revenue was approximately 5% for the six months ended June 30, 2018 as compared to 4% for the six months ended June 30, 2017 and demonstrates our consistent commitment to our investment in our R&D strategy.
Amortization of Intangible Assets
Amortization of intangible assets was $1,484 million and $1,258 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $226 million, or 18%. The increase in amortization was primarily attributable to changes in estimates made in 2017 of the remaining useful lives of certain products and the Salix brand name to reflect management's changes in assumptions and was partially offset by lower amortization due to impairments to intangible assets and the impact of 2017 divestitures and discontinuations as the Company focused on its core assets. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
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
Goodwill impairments were $2,213 million and $0 million for the six months ended June 30, 2018 and 2017, respectively.
March 31, 2018
In January 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, goodwill impairment is measured as the amount by which a reporting unit's carrying value exceeds its fair value. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The Company elected to adopt this guidance effective January 1, 2018.
Upon adopting the new guidance, the Company tested goodwill for impairment and determined that the carrying value of the Salix reporting unit exceeded its fair value. As a result of the adoption of new accounting guidance, the Company recognized a goodwill impairment of $1,970 million associated with the Salix reporting unit.
As of October 1, 2017, the date of the 2017 annual impairment test, the fair value of the Ortho Dermatologics reporting unit exceeded its carrying value. However, at January 1, 2018, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value. Unforeseen changes in the business dynamics of the Ortho Dermatologics reporting unit, such as: (i) changes in the dermatology sector, (ii) increased pricing pressures from third-party payors, (iii) additional risks to the exclusivity of certain products and (iv) an expected longer launch cycle for a new product, were factors that negatively impacted the reporting unit's operating results beyond management's expectations as of October 1, 2017, when the Company performed its 2017 annual goodwill impairment test. In response to these adverse business indicators, the Company reduced its near and long term financial projections for the Ortho Dermatologics reporting unit. As a result of the reductions in the near and long term financial projections, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at January 1, 2018 and the Company recognized a goodwill impairment of $243 million.
As previously discussed, commencing in the second quarter of 2018, the Company operates in the following reportable segments: (i) Bausch + Lomb/International segment, (ii) Salix segment, (iii) Ortho Dermatologics segment and (iv) Diversified Products segment. As the second quarter realignment of the segment structure did not change the reporting units, there was no triggering event which would require the Company to test goodwill for impairment.
Except for the impact of the adoption of the new accounting guidance for goodwill impairment testing noted above, no additional events occurred or circumstances changed during the period January 1, 2018 (the date goodwill was last tested for impairment) through March 31, 2018 that would indicate that the fair value of any reporting unit might be below its carrying value. As a result, management concluded that the fair value of the Salix and Ortho Dermatologics reporting units marginally exceed their carrying values as of March 31, 2018. Therefore, during the three months ended March 31, 2018, the Company performed qualitative assessments of the Salix reporting unit and Ortho Dermatologics reporting unit to determine if testing was warranted.
As part of its qualitative assessments, management compared the reporting units' operating results to its original forecasts. The latest forecasts as of March 31, 2018 for the Salix and Ortho Dermatologics reporting units were not materially different than the forecast used in management's January 1, 2018 testing and the difference in the forecasts would not change the conclusion of the Company’s goodwill impairment testing as of January 1, 2018. As part of these qualitative assessments, the Company also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period.  Based on its qualitative assessments, management believed that the carrying value of these reporting units did not exceed their respective fair values.
June 30, 2018
During the three months ended June 30, 2018, the Company made certain revisions to its forecasts for the Salix reporting unit. The revisions reflected, among other matters: (i) the launch of a generic competitor in July 2018 to the Company’s Uceris® Tablet product, (ii) the improved performance of the remaining Salix product portfolio, including the Xifaxan® products and (iii) certain other assumptions used in preparing its discounted cash flow model. Using the revised forecasts, management performed a qualitative assessment of the Salix reporting unit to determine if testing was warranted. As part of this assessment, management compared the reporting unit’s operating results to its original forecasts. Management noted that the forecasts as revised as of June 30, 2018 for the Salix reporting unit did not result in cash flows materially different than those used in management's January 1, 2018 testing and the difference in the forecasts would not change the conclusion of the Company’s goodwill impairment testing as of January 1, 2018. The Company also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions. Based on its qualitative assessments, management believes that the carrying value of the Salix reporting unit did not exceed its fair value as of June 30, 2018.
During the three months ended June 30, 2018, unforeseen changes in the business dynamics of the Ortho Dermatologics reporting unit, such as changes in the dermatology sector, additional risks to the exclusivity of certain products and a longer than originally expected launch cycle for a certain product, were factors that negatively impacted the reporting unit's operating results beyond management's expectations as of January 1, 2018, when the Company performed its last goodwill impairment test.  In response to these adverse business indicators, the Company performed a goodwill impairment test of the Ortho Dermatologics reporting unit. Based on the goodwill impairment test performed, the estimated fair value of the Ortho Dermatologics reporting unit exceeded its carrying value at the date of testing by approximately 5% and, therefore, there was no impairment to goodwill. If market conditions differ from the management's assumptions, the exclusivity of products are challenged successfully, or if the Company is unable to execute its strategies, including bringing its research and development projects to market as forecasted, it may be necessary to record impairment charges in the future.
No other events occurred or circumstances changed during the period January 1, 2018 (the date goodwill was last tested for impairment for all reporting units other than the Ortho Dermatologics reporting unit) through June 30, 2018 that would indicate that the fair value of any reporting unit, other than the Salix and Ortho Dermatologics reporting units might be below its carrying value.

If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements for additional details regarding our goodwill impairment testing.
Asset Impairments
Asset impairments were $345 million and $223 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $122 million. Asset impairments for the six months ended June 30, 2018 include: (i) an impairment of $323 million reflecting decreases in forecasted sales for the Uceris® Tablet product and other product lines due to generic competition, (ii) impairments of $17 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and revisions to forecasted sales and (iii) $5 million related to assets being classified as held for sale. Asset impairments for the six months ended June 30, 2017 include: (i) impairments of $113 million to assets classified as held for sale and (ii) impairments of $80 million to certain product/patent assets associated with the discontinuance of a specific product line not aligned with the focus of the Company's core businesses.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding the impairment to our Uceris® Tablet intangible asset and the asset impairments of our other intangible assets.
Restructuring and Integration Costs
Restructuring and integration costs were $13 million and $36 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $23 million. We have substantially completed the integration of the businesses acquired prior to 2016. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
See Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our unaudited interim Consolidated Financial Statements for further details regarding these actions.
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration was a net gain of $4 million for the six months ended June 30, 2018 and included net fair value adjustments of $16 million partially offset by accretion for the time value of money of $12 million. Acquisition-related contingent consideration was a net gain of $59 million for the six months ended June 30, 2017 and included net fair value adjustments of $94 million offset by accretion for the time value of money of $35 million.
See Note 6, "FAIR VALUE MEASUREMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Other Expense (Income), Net
Other expense (income), net for the six months ended June 30, 2018 and 2017 consists of the following:

	Six Months Ended June 30,
(in millions)	2018	2017
Gain on the Skincare Sale	$—	$(319)
Gain on the Dendreon Sale	—	(73)
Net loss on other sales of assets	—	25
Litigation and other matters	10	109
Other, net	1	(1)
	$11	$(259)
See Note 4, "DIVESTITURES" to our unaudited interim Consolidated Financial Statements for further details of the Gain on the Skincare Sale and Gain on Dendreon Sale.

Non-Operating Income and Expense
Interest Expense
Interest expense was $851 million and $933 million and included non-cash amortization and write-offs of debt discounts and deferred financing costs of $44 million and $66 million for the six months ended June 30, 2018 and 2017, respectively. Interest expense decreased $82 million, or 9%, primarily due to: (i) lower principal amounts of outstanding long term debt and (ii) lower amortization and write-offs of debt discounts and deferred financing costs. Prepayments of long term debt were higher during the six months ended June 30, 2017 as compared to 2018, and resulted in higher acceleration of amortization and write-offs of debt discounts and deferred financing costs during the six months ended June 30, 2017 as compared to the six months ended June 30, 2018. These decreases in interest expense were partially offset by higher interest rates associated with the 2017 and 2018 Refinancing Transactions. The weighted average stated rates of interest as of June 30, 2018 and 2017 were 6.28% and 6.06%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $75 million and $64 million for the six months ended June 30, 2018 and 2017, respectively. In 2018 and 2017, we completed a series of transactions which allowed us to refinance portions of our debt arrangements.
Foreign Exchange and Other
Foreign exchange and other was a net gain of $18 million and $68 million for the six months ended June 30, 2018 and 2017, respectively, an unfavorable net change of $50 million. Foreign exchange gains/losses include translation gains/losses on intercompany loans, primarily on euro-denominated intercompany loans.
Income Taxes
Provision for income taxes was $23 million for the six months ended June 30, 2018 and the benefit from income taxes was $1,129 million for the six months ended June 30, 2017, an increase in the provision for income taxes of $1,152 million.
Our effective income tax rate for the six months ended June 30, 2018 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of: (a) the tax consequences of internal restructuring efforts, (b) the net tax benefit related to the impairment of intangibles assets previously discussed and (c) adjustments for book to income tax return provisions.
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
The Company’s income tax benefit for the year 2017 included provisional net income tax benefits of $975 million attributable to the Tax Act. The provisional amounts included in the Company's Benefit from income taxes for the year 2017, including the Transition Toll Tax, will be finalized as regulations and other guidance are published. The Company continually updates the provisional amounts based upon recently issued guidance by accounting regulatory bodies, the U.S. Internal Revenue Service and state and local governments. Although its assessment is still in progress, through the date of issuance of these financial statements, the Company has not identified any material revisions to the provisional amounts provided in the Company's Benefit from income taxes for the year 2017. As part of its full assessment, the Company will assess the impact of the Tax Act on the Company’s tax filings for the year 2017 which are expected to be completed during the fourth quarter of the current year.

Differences between the provisional benefit from income taxes as provided in 2017 and the benefit or provision for income taxes when those provisional amounts are finalized in 2018 can be expected, particularly as it relates to the Company’s ultimate election to provide for the GILTI tax as discussed above, and those differences could be material.
On August 1, 2018, the Treasury department released proposed regulations regarding the one-time Transition Toll Tax on the pre-2018 earnings of certain non-U.S. subsidiaries.  The Company is evaluating the impact of the proposed regulations as part of its overall analysis of the impacts of the Tax Act.
See Note 16, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year over year changes in segment revenues for the six months ended June 30, 2018 and 2017. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year over year changes in segment profits for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018		2017		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$2,312	56%	$2,357	54%	$(45)	(2)%
Salix	863	21%	689	16%	174	25%
Ortho Dermatologics	283	7%	379	9%	(96)	(25)%
Diversified Products	665	16%	917	21%	(252)	(27)%
Total revenues	$4,123	100%	$4,342	100%	$(219)	(5)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$647	28%	$697	30%	$(50)	(7)%
Salix	564	65%	400	58%	164	41%
Ortho Dermatologics	104	37%	191	50%	(87)	(46)%
Diversified Products	497	75%	608	66%	(111)	(18)%
Total segment profits	$1,812	44%	$1,896	44%	$(84)	(4)%
The following table presents organic revenue (Non-GAAP) and the year over year changes in organic revenue for the six months ended June 30, 2018 and 2017 by segment. Organic revenues and organic growth rates are defined in the previous section titled “Selected Financial Information”.

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divested Revenues	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Bausch + Lomb/International	$2,312	$(88)	$2,224	$2,357	$(196)	$2,161	$63	3%
Salix	863	—	863	689	—	689	174	25%
Ortho Dermatologics	283	(1)	282	379	(3)	376	(94)	(25)%
Diversified Products	665	—	665	917	(198)	719	(54)	(8)%
Total	$4,123	$(89)	$4,034	$4,342	$(397)	$3,945	$89	2%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product representing 10% or more of its product sales. The Bausch + Lomb/International segment revenue was $2,312 million and $2,357 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $45 million, or 2%. The decrease was driven by: (i) the impact of

2017 divestitures and discontinuations of $196 million and (ii) a decrease in average realized pricing of $8 million. The decrease was partially offset by: (i) the favorable effect of foreign currencies of $88 million primarily attributable to our revenues in Europe and (ii) an increase in volume of $71 million. The increase in volume and decrease in average realized pricing was primarily driven by the Bausch + Lomb Vision Care business.
Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for the six months ended June 30, 2018 and 2017 was $647 million and $697 million, respectively, a decrease of $50 million, or 7%. The decrease was driven by: (i) the impact of 2017 divestitures and discontinuations, (ii) an increase in selling, advertising and promotional expenses in support of the launch of products and (iii) a decrease in average realized pricing as previously discussed. The decrease was partially offset by the net favorable effect of foreign currencies.
Salix Segment:
Salix Segment Revenue
The Salix segment has a diversified product line that includes Xifaxan® which accounted for approximately 66% and 61% of the Salix segment product sales and approximately 14% and 10% of the Company's product sales for the six months ended June 30, 2018 and 2017, respectively. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the six months ended June 30, 2018 and 2017 was $863 million and $689 million, respectively, an increase of $174 million, or 25%. The increase includes increases in average realized pricing of $114 million and volume of $60 million. The increase in average realized pricing was attributable primarily to: (i) a higher WAC for Xifaxan® and (ii) lower discounts associated with Glumetza®, Xifaxan® and Zegerid®. The increase in volume was primarily driven by our Xifaxan® franchise, which we believe is due in part to our sales force expansion program initiated in December 2016, as previously discussed. These increases were partially offset by the loss of exclusivity of certain products, such as Glumetza® and Zegerid®.
Salix Segment Profit
The Salix segment profit for the six months ended June 30, 2018 and 2017 was $564 million and $400 million, respectively, an increase of $164 million, or 41%. The increase includes the increase in contribution due to higher average realized pricing and the increase in volumes as previously discussed.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment revenue for the six months ended June 30, 2018 and 2017 was $283 million and $379 million, respectively, a decrease of $96 million, or 25%. The decrease was driven by: (i) a decrease in volume of $62 million and (ii) a decrease in average realized pricing of $26 million. The decrease in volume is primarily due to: (i) generic competition as certain products lost exclusivity, including certain strengths of Solodyn® and Carac® and Zovirax® ointment and (ii) a decrease in royalty revenue associated with one of our partnerships. The decrease in average realized pricing is primarily attributable to reduced patient access by third party payors to certain legacy dermatology products. These decreases were partially offset by sales from SiliqTM, which launched in July 2017, and Retin-A Micro® 0.06%, which launched in January 2018.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the six months ended June 30, 2018 and 2017 was $104 million and $191 million, respectively, a decrease of $87 million, or 46%. The decrease includes a net decrease in contribution primarily due to the decrease in average realized pricing, as previously discussed.

Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018		2017		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin®	$129	19%	$108	12%	$21	19%
Arestin®	50	7%	52	6%	(2)	(4)%
Cuprimine®	34	5%	40	4%	(6)	(15)%
Isuprel®	30	5%	72	8%	(42)	(58)%
Xenazine® US	28	4%	61	7%	(33)	(54)%
Syprine®	27	4%	47	5%	(20)	(43)%
Ativan®	26	4%	33	4%	(7)	(21)%
Migranal® AG	24	4%	26	3%	(2)	(8)%
Aplenzin®	24	4%	17	2%	7	41%
Mephyton®	24	4%	26	3%	(2)	(8)%
Other product revenues	262	39%	429	45%	(167)	(39)%
Other revenues	7	1%	6	1%	1	17%
Total Diversified Products revenues	$665	100%	$917	100%	$(252)	(27)%
The Diversified Products segment revenue for the six months ended June 30, 2018 and 2017 was $665 million and $917 million, respectively, a decrease of $252 million, or 27%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations of $198 million, which includes the Dendreon Sale and Obagi Sale and (ii) a decrease in volume of $84 million. The decrease in volume is primarily driven by generic competition to certain products, such as Isuprel®, Xenazine®, Syprine®, and Virazole®. This decrease was partially offset by a net increase in average realized pricing of $30 million primarily due to our neurology business.
Diversified Products Segment Profit
The Diversified Products segment profit for the six months ended June 30, 2018 and 2017 was $497 million and $608 million, respectively, a decrease of $111 million, or 18%. The decrease was primarily driven by the decrease in contribution as a result of decreases in volumes and the impact of 2017 divestitures and discontinuations.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
(in millions)	2018	2017	Change
Net (loss) income	$(3,451)	$592	$(4,043)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	4,048	2	4,046
Changes in operating assets and liabilities	63	628	(565)
Net cash provided by operating activities	660	1,222	(562)
Net cash (used in) provided by investing activities	(139)	1,928	(2,067)
Net cash used in financing activities	(465)	(1,691)	1,226
Effect of exchange rate on cash and cash equivalents	(15)	24	(39)
Net increase in cash and cash equivalents	41	1,483	(1,442)
Cash, cash equivalents and restricted cash, beginning of period	797	542	255
Cash, cash equivalents and restricted cash, end of period	$838	$2,025	$(1,187)
Operating Activities
Net cash provided by operating activities was $660 million and $1,222 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $562 million. The decrease is primarily attributable to changes in our operating assets and liabilities. Net cash provided by operating activities includes Payments of accrued legal settlements of $220 million and $213 million and Insurance proceeds for legal settlements of $0 and $20 million for the six months ended June 30, 2018 and 2017, respectively.
Changes in our operating assets and liabilities resulted in a net increase in cash of $63 million and $628 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $565 million. For the six months ended June 30, 2017, the change in our operating assets and liabilities was positively impacted by the collection of trade receivables, primarily attributable to our fulfillment agreement with Walgreens, and the impact of timing of other receipts and payments in the ordinary course of business.
Investing Activities
Net cash used in investing activities was $139 million for the six months ended June 30, 2018 and was driven by acquisitions of intangible assets and other assets of $75 million and payments for purchases of property, plant and equipment of $63 million.
Net cash provided by investing activities was $1,928 million for the six months ended June 30, 2017 and included the net proceeds from sales of non-core assets of $2,144 million, which included the Skincare Sale and Dendreon Sale. Uses of cash by investing activities for the six months ended June 30, 2017 included acquisitions of intangible assets and other assets previously acquired of $141 million and payments for purchases of property, plant and equipment of $75 million.
Financing Activities
Net cash used in financing activities was $465 million for the six months ended June 30, 2018 and was primarily driven by the net reduction in our debt portfolio. Repayments of long-term debt for the six months ended June 30, 2018 were $7,836 million and consisted of: (i) repayments of term loans under our Senior Secured Credit Facilities of $3,521 million, (ii) repayments of principal amounts due under our Senior Notes of $3,640 million, (iii) refinancing $500 million of outstanding amounts under our 2020 Revolving Credit Facility with our 2023 Revolving Credit Facility and (iv) repayments of our revolving credit facilities of $175 million. Issuance of long-term debt, net of discount for the six months ended June 30, 2018 was $7,474 million and included: (i) the net proceeds of: (a) $4,509 million from the issuance of $4,565 million in principal amount of 2025 Term Loan B Facility, (b) $1,481 million from the issuance of $1,500 million in principal amount of April 2026 Unsecured Notes and (c) $740 million from the issuance of $750 million in principal amount of January 2027 Unsecured Notes, (ii) refinancing $500 million of outstanding amounts under our 2020 Revolving Credit Facility with our 2023 Revolving Credit Facility and (iii) $250 million of borrowings under our revolving credit facilities.  Issuance of long-term debt, net of discount is net of $6 million in payments we made in 2018 for issuance costs associated with certain senior unsecured notes issued during the second half of 2017. Payments for costs associated with the refinancing of certain debt was $59 million for the six months ended June 30, 2018.
Net cash used in financing activities was $1,691 million for the six months ended June 30, 2017 and included: (i) repayments of term loans under our Senior Secured Credit Facilities of $6,303 million, (ii) repayments of principal amounts due under our

August 2018 Senior Unsecured Notes of $1,100 million, (iii) repayments of amounts borrowed on our revolving credit facility of $350 million, (iv) scheduled debt repayments of $86 million and (v) payments for costs associated with the refinancing of certain debt on March 21, 2017 of $39 million. These payments were funded with the net proceeds from the sales of non-core assets, including the Skincare Sale, cash on hand and $6,232 million of net proceeds from the issuance of long-term debt, which included (i) $3,022 million from the incremental Series F-3 Tranche B Term Loan Facility of $3,060 million obtained in the March 21, 2017 refinancing, (ii) $1,975 million from the issuance of $2,000 million of 7.0% Senior Secured Notes due 2024 and (iii) $1,235 million from the issuance of $1,250 million of 6.5% Senior Secured Notes due 2022.
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
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt or issue equity or equity-linked securities. We believe our existing cash and cash generated from operations will be sufficient to service our debt obligations in the years 2018 through 2020.
Long-term Debt
Long-term debt, net of unamortized discounts and issuance costs was $25,088 million and $25,444 million as of June 30, 2018 and December 31, 2017, respectively. Aggregate contractual principal amounts due under our debt obligations were $25,429 million and $25,752 million as of June 30, 2018 and December 31, 2017, respectively, a decrease of $323 million during the six months ended June 30, 2018.
Debt repayments - Using cash on hand during the six months ended June 30, 2018, we repaid: (i) $206 million of our Series F Tranche B Term Loan Facility, which satisfied our Consolidated Excess Cash Flow payment due for the year 2017, (ii) $104 million of the 6.375% October 2020 Unsecured Notes and (iii) $71 million of the remaining outstanding principal amount of our 7.00% October 2020 Unsecured Notes.
Refinancing - In March 2018, VPI issued $1,500 million aggregate principal amount of April 2026 Unsecured Notes in a private placement, the proceeds of which were used to repurchase $1,500 million in aggregate principal amount of unsecured notes, which consisted of: (i) $1,017 million in principal amount of our existing March 2020 Unsecured Notes, (ii) $411 million in principal amount of our existing 6.375% October 2020 Unsecured Notes and (iii) $72 million in principal amount of our existing August 2021 Unsecured Notes. All fees and expenses associated with these transactions were paid with cash on hand.
On June 1, 2018, the Company entered into the Restatement Agreement, effectuating the Restated Credit Agreement which amended and restated in full the Company’s Third Amended Credit Agreement. The Restated Credit Agreement replaced the 2020 Revolving Credit Facility with a $1,225 million 2023 Revolving Credit Facility and replaced the Series F Tranche B Term Loan Facility principal amount outstanding of $3,315 million with the 2025 Term Loan B Facility of $4,565 million borrowed by VPI.
On June 1, 2018, the Company issued an irrevocable notice of redemption for the remaining outstanding principal amounts of: (i) $691 million of March 2020 Unsecured Notes, (ii) $578 million of August 2021 Unsecured Notes, (iii) $550 million of July 2022 Unsecured Notes and (iv) $146 million of 6.375% October 2020 Unsecured Notes. On June 1, 2018, using the net proceeds from the 2025 Term Loan B Facility, the net proceeds from the issuance of $750 million in aggregate principal amount of January 2027 Unsecured Notes and cash on hand, the Company deposited sufficient funds with The Bank of New York Mellon Trust Company, N.A., as trustee under the indentures governing the June 2018 Unsecured Refinanced Debt, to redeem the June 2018 Unsecured Refinanced Debt at their aggregate redemption price and the indentures governing the June 2018 Unsecured Refinanced Debt were discharged.

As a result of prepayments and a series of refinancing transactions, we have extended the maturities of a substantial portion of our long-term debt beyond 2023, providing us with additional liquidity and greater flexibility to execute our business plans. Maturities and mandatory amortization payments of our debt obligations through December 31, 2023 and thereafter, as of June 30, 2018 compared with those of December 31, 2017 were as follows:

(in millions)	June 30, 2018	December 31, 2017
Remainder of 2018	$114	$209
2019	230	—
2020	228	2,690
2021	2,753	3,175
2022	1,478	5,115
2023	6,553	6,051
Thereafter	14,073	8,512
Gross maturities	$25,429	$25,752
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended, (the “Third Amended Credit Agreement”) with a syndicate of financial institutions and investors, as lenders.
On June 1, 2018, the Company entered into the Restatement Agreement, effectuating the Restated Credit Agreement which amended and restated in full the Company’s Third Amended Credit Agreement.
As of June 30, 2018, the Restated Credit Agreement provided for: (i) a $1,225 million 2023 Revolving Credit Facility with commitments maturing in June 2023, which included a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans and (ii) our 2025 Term Loan B Facility maturing in June 2025.
As of June 30, 2018, the Company had $325 million of outstanding borrowings, $169 million of issued and outstanding letters of credit, and remaining availability of $731 million under its 2023 Revolving Credit Facility.
Current Description of Senior Secured Credit Facilities
Borrowings under the Senior Secured Credit Facilities in U.S. dollars bear interest at a rate per annum equal to, at the Company's option, either: (i) a base rate determined by reference to the higher of: (a) the prime rate (as defined in the Restated Credit Agreement), (b) the federal funds effective rate plus 1/2 of 1.00% or (c) the eurocurrency rate (as defined in the Restated Credit Agreement) for a period of one month plus 1.00% (or if such eurocurrency rate shall not be ascertainable, 1.00%) or (ii) a eurocurrency rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (provided however, that the eurocurrency rate shall at no time be less than zero), in each case plus an applicable margin.
Subject to certain exceptions and customary baskets set forth in the Restated Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as defined in the Restated Credit Agreement), (iii) 50% of Consolidated Excess Cash Flow (as defined in the Restated Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights). These mandatory prepayments will be used to satisfy future amortization.
The applicable interest rate margins for the 2025 Term Loan B Facility are 2.00% with respect to base rate borrowings and 3.00% with respect to eurocurrency rate borrowings.
As of June 30, 2018, the stated rate of interest on the Company’s borrowings under the 2025 Term Loan B Facility was 4.98% per annum.
The amortization rate for the 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity.

As of June 30, 2018, the remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $1,541 million through June 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate borrowings and 2.50%-3.00% with respect to eurocurrency rate borrowings.  As of June 30, 2018, the stated rate of interest on the 2023 Revolving Credit Facility was 4.98% per annum. In addition, the Company is required to pay commitment fees of 0.25%- 0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
The 2023 Revolving Credit Facility matures on the earlier of June 1, 2023 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company or VPI in an aggregate principal amount in excess of $1,000 million. Both the Company and VPI are borrowers with respect to the 2023 Revolving Credit Facility. Borrowings under the 2023 Revolving Credit Facility may be made in U.S. dollars, Canadian dollars or euros.
The 2023 Revolving Credit Facility includes a financial maintenance covenant that requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
The Restated Credit Agreement permits the incurrence of $1,000 million of incremental credit facility borrowings, subject to customary terms and conditions, as well as the incurrence of additional incremental credit facility borrowings subject to, in the case of secured debt, a secured leverage ratio of not greater than 3.50:1.00, and, in the case of unsecured debt, a total leverage ratio of not greater than 6.50:1.00 or an interest coverage ratio of not less than 2.00:1.00.
Senior Secured Notes
The Senior Secured Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor under the Restated Credit Agreement and existing Senior Unsecured Notes (together, the “Note Guarantors”). The Senior Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the Company’s obligations under the Restated Credit Agreement under the terms of the indenture governing the Senior Secured Notes.
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
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by the Company’s subsidiary, VPI, are senior unsecured obligations of VPI and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than VPI) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and VPI, if any, may be required to guarantee the Senior Unsecured Notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $3,181 million and total liabilities of $1,337 million as of June 30, 2018, and revenues of $856 million and operating income of $87 million for the six months ended June 30, 2018.

If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
9.25% Senior Unsecured Notes due 2026 - March 2018 Refinancing Transactions
On March 26, 2018, VPI issued $1,500 million in aggregate principal amount of April 2026 Unsecured Notes in a private placement, the proceeds of which were used to repurchase $1,500 million in aggregate principal amount of unsecured notes which consisted of: (i) $1,017 million in principal amount of the March 2020 Unsecured Notes, (ii) $411 million in principal amount of the 6.375% October 2020 Unsecured Notes and (iii) $72 million in principal amount of the August 2021 Unsecured Notes.  During the three months ended June 30, 2018, VPI redeemed an additional $104 million in principal amount of 6.375% October 2020 Unsecured Notes using cash on hand. The April 2026 Unsecured Notes accrue interest at the rate of 9.25% per year, payable semi-annually in arrears on each of April 1 and October 1.
VPI may redeem all or a portion of the April 2026 Unsecured Notes at any time prior to April 1, 2022, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to April 1, 2021, VPI may redeem up to 40% of the aggregate principal amount of the outstanding April 2026 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the April 2026 Unsecured Notes indenture. On or after April 1, 2022, VPI may redeem all or a portion of the April 2026 Unsecured Notes at the applicable redemption prices set forth in the April 2026 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
8.50% Senior Unsecured Notes due 2027 - June 2018 Refinancing Transactions
As part of the June 2018 Refinancing Transactions, VPI issued $750 million in aggregate principal amount of January 2027 Unsecured Notes in a private placement, the proceeds of which, when combined with the remaining net proceeds from the 2025 Term Loan B Facility and cash on hand, were used to redeem the June 2018 Unsecured Refinanced Debt at their aggregate redemption price. The January 2027 Unsecured Notes accrue interest at the rate of 8.50% per year, payable semi-annually in arrears on each of January 31 and July 31.
VPI may redeem all or a portion of the January 2027 Unsecured Notes at any time prior to July 31, 2022, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to July 31, 2021, VPI may redeem up to 40% of the aggregate principal amount of the outstanding January 2027 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the January 2027 Unsecured Notes indenture. On or after July 31, 2022, VPI may redeem all or a portion of the January 2027 Unsecured Notes at the applicable redemption prices set forth in the January 2027 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
Covenant Compliance
Any inability to comply with the financial maintenance and other covenants under the terms of our Restated Credit Agreement, Senior Secured Notes indentures or Senior Unsecured Notes indentures could lead to a default or an event of default for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under our Restated Credit Agreement, holders of our Senior Secured Notes and holders of our Senior Unsecured Notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver.
During 2017 and the six months ended June 30, 2018, the Company completed several actions which included using cash flows from operations to repay debt and refinancing debt with near term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with its financial maintenance covenants. As of June 30, 2018, the Company was in compliance with all financial maintenance covenants related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of this Form 10-Q, expects to remain in compliance with these financial maintenance covenants and meet its debt service obligations over that same period.
The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenants and take other actions to reduce its debt levels to align with the Company’s long term strategy. The Company may consider taking other actions, including divesting other businesses, refinancing debt and issuing equity or equity-

linked securities as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenants and meeting its debt service obligations.
Weighted Average Interest Rate
The weighted average stated rate of interest of the Company's outstanding debt as of June 30, 2018 and December 31, 2017 was 6.28% and 6.07%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Credit Ratings
As of August 7, 2018, the credit and outlook ratings from Moody's, Standard & Poor's and Fitch for certain outstanding obligations of the Company were as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
Moody’s	B3	Ba3	Caa1	Stable
Standard & Poor’s	B	BB-	B-	Stable
Fitch	B-	BB-	B-	Stable
Any downgrade in our corporate credit ratings or other credit ratings may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
Future Cash Requirements
A substantial portion of our cash requirements for the remainder of 2018 are for debt service. Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring and integration, benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions, although we have made minimal acquisitions since 2015 and expect the volume and size of acquisitions to be low for the foreseeable future.
In addition to our working capital requirements, as of June 30, 2018, we expect our primary cash requirements during the remainder of 2018 to be as follows:

•
Debt service—We expect to make principal and interest payments of approximately $900 million during the remainder of 2018. As a result of prepayments and a series of refinancing transactions, we have extended the maturities of a substantial portion of our long-term debt beyond 2023, providing us with additional liquidity and greater flexibility to execute our business plans. We may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our 2023 Revolving Credit Facility to meet business needs;

•	Capital expenditures—We expect to make payments of approximately $140 million for property, plant and equipment during the remainder of 2018;

•	Contingent consideration payments—We expect to make contingent consideration and other approval/sales-based milestone payments of approximately $25 million during the remainder of 2018;

•
Restructuring and integration payments—We expect to make payments of $25 million during the remainder of 2018 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through June 30, 2018; and

•	Benefit obligations—We expect to make payments under our pension and postretirement obligations of $10 million during the remainder of 2018.
On February 6, 2018, the Company issued a notice exercising its call option to acquire the 40% minority interests in its subsidiary Medpharma Pharmaceutical & Chemical Industries LLC ("Medpharma") for a payment of approximately $20 million, which we anticipate making during the third quarter of 2018.  Medpharma formulates and manufactures a line of branded generic pharmaceuticals and non-patented generic pharmaceuticals for third parties.
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
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources. The following table summarizes our contractual obligations related to our long-term debt, including interest, as of June 30, 2018:

(in millions)	Total	Remainder of 2018	2019	2020 and 2021	2022 and 2023	Thereafter
Long-term debt obligations, including interest	$35,324	$900	$1,849	$6,201	$10,555	$15,819
There have been no other material changes to the contractual obligations disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Contractual Obligations” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.
OUTSTANDING SHARE DATA
Our common shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “BHC”.
At August 2, 2018, we had 349,611,591 issued and outstanding common shares. In addition, as of August 2, 2018, we had outstanding 6,128,962 stock options and 5,970,701 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 1,546,636 performance-based restricted share units that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 3,040,237 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018, and determined that there were no significant changes in our critical accounting policies in six months ended June 30, 2018, except for recently adopted accounting guidance as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements. Further, there were no significant changes in our estimates associated with those policies except for those pertaining to estimating the fair value of the Salix reporting unit and Ortho Dermatologics reporting unit in testing goodwill for impairment as discussed below.
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
Adoption of New Accounting Guidance for Goodwill Impairment Testing
In January 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, goodwill impairment is measured as the amount by which a reporting unit's carrying value exceeds its fair value. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The Company elected to adopt this guidance effective January 1, 2018.
Upon adopting the new guidance, the Company tested goodwill for impairment and determined that the carrying value of the Salix reporting unit exceeded its fair value. As a result of the adoption of new accounting guidance, the Company recognized a goodwill impairment of $1,970 million associated with the Salix reporting unit.
As of October 1, 2017, the date of the 2017 annual impairment test, the fair value of the Ortho Dermatologics reporting unit exceeded its carrying value. However, at January 1, 2018, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value. Unforeseen changes in the business dynamics of the Ortho Dermatologics reporting unit, such as: (i) changes in the dermatology sector, (ii) increased pricing pressures from third-party payors, (iii) additional risks to the exclusivity of certain products and (iv) an expected longer launch cycle for a new product, were factors that negatively impacted the reporting unit's operating results beyond management's expectations as of October 1, 2017, when the Company performed its 2017 annual goodwill impairment test. In response to these adverse business indicators, the Company reduced its near and long term financial projections for the Ortho Dermatologics reporting unit. As a result of the reductions in the near and long term financial projections, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at January 1, 2018 and the Company recognized a goodwill impairment of $243 million.
As of January 1, 2018, the fair value of all other reporting units exceeded their respective carrying value by more than 15%.
2018 Realignment of Segment Structure
Effective March 1, 2018, revenues and profits from the U.S. Solta business included in the former U.S. Diversified Products segment in prior periods and revenues and profits from the international Solta business included in the Bausch + Lomb/International segment in prior periods, are reported in the new Global Solta reporting unit, which, at that time, was a part of the former Branded Rx segment. As a result of this change, $115 million of goodwill was reallocated to the new Global Solta reporting unit and the Company assessed the impact on the fair values of each of the reporting units affected. After considering, among other matters: (i) the limited period of time between last impairment test (January 1, 2018) and the realignment (March 1, 2018), (ii) the results of the last impairment test and (iii) the amount of goodwill reallocated to the new Global Solta reporting unit, the Company did not identify any indicators of impairment at the time of the realignment.
Except for the impact of the adoption of the new accounting guidance for goodwill impairment testing noted above, no additional events occurred or circumstances changed during the period January 1, 2018 (the date goodwill was last tested for impairment) through March 31, 2018 that would indicate that the fair value of any reporting unit might be below its carrying value. As a result, management concluded that the fair value of the Salix and Ortho Dermatologics reporting units marginally exceed their carrying values as of March 31, 2018. Therefore, during the three months ended March 31, 2018, the Company performed qualitative assessments of the Salix reporting unit and Ortho Dermatologics reporting unit to determine if testing was warranted.
As part of its qualitative assessments, management compared the reporting units' operating results to its original forecasts. The latest forecasts as of March 31, 2018 for the Salix and Ortho Dermatologics reporting units were not materially different than the forecast used in management's January 1, 2018 testing and the difference in the forecasts would not change the conclusion of the Company’s goodwill impairment testing as of January 1, 2018. As part of these qualitative assessments, the Company also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period.  Based on its qualitative assessments, management believed that the carrying value of these reporting units did not exceed their respective fair values.

June 30, 2018
During the three months ended June 30, 2018, the Company made certain revisions to its forecasts for the Salix reporting unit. The revisions reflected, among other matters: (i) the launch of a generic competitor in July 2018 to the Company’s Uceris® Tablet product, (ii) the improved performance of the remaining Salix product portfolio, including the Xifaxan® products and (iii) certain other assumptions used in preparing its discounted cash flow model. Using the revised forecasts, management performed a qualitative assessment of the Salix reporting unit to determine if testing was warranted. As part of this assessment, management compared the reporting unit’s operating results to its original forecasts. Management noted that the forecasts as revised as of June 30, 2018 for the Salix reporting unit did not result in cash flows materially different than those used in management's January 1, 2018 testing and the difference in the forecasts would not change the conclusion of the Company’s goodwill impairment testing as of January 1, 2018. The Company also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions. Based on its qualitative assessments, management believes that the carrying value of the Salix reporting unit did not exceed its fair value as of June 30, 2018.
During the three months ended June 30, 2018, unforeseen changes in the business dynamics of the Ortho Dermatologics reporting unit, such as changes in the dermatology sector, additional risks to the exclusivity of certain products and a longer than originally expected launch cycle for a certain product, were factors that negatively impacted the reporting unit's operating results beyond management's expectations as of January 1, 2018, when the Company performed its last goodwill impairment test.  In response to these adverse business indicators, the Company performed a goodwill impairment test of the Ortho Dermatologics reporting unit. Based on the goodwill impairment test performed, the estimated fair value of the Ortho Dermatologics reporting unit exceeded its carrying value at the date of testing by approximately 5% and, therefore, there was no impairment to goodwill. If market conditions differ from the management's assumptions, the exclusivity of products are challenged successfully, or if the Company is unable to execute its strategies, including bringing its research and development projects to market as forecasted, it may be necessary to record impairment charges in the future.
No other events occurred or circumstances changed during the period January 1, 2018 (the date goodwill was last tested for impairment for all reporting units other than the Ortho Dermatologics reporting unit) through June 30, 2018 that would indicate that the fair value of any reporting unit, other than the Salix and Ortho Dermatologics reporting units might be below its carrying value.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements for further details on goodwill impairment testing.
Highly Inflationary Accounting - Argentina
Inflation in Argentina has been high for a number of years, and local inflation data has not been reported consistently. Certain indices used to monitor inflation in Argentina suggest that the inflation rate in Argentina has exceeded projections and that the projected three-year cumulative inflation rate is greater than 100%. In addition to the projected three-year cumulative inflation rate, other developments such as: (i) the devaluation of the Argentinian Peso, (ii) the increase in the Argentinian Central Bank interest rate to 40%, (iii) the problematic historical indices and (iv) the International Monetary Fund providing assistance to Argentina by way of a $50,000 million credit line would suggest that Argentina is a highly inflationary economy. Based on these quantitative and qualitative trends, the Company believes it will be required to begin using highly inflationary accounting for its operations in Argentina, effective July 1, 2018.
Highly inflationary accounting would require that the Company replace the functional currency in Argentina, the Argentinian peso, with its reporting currency, the U.S. dollar on a prospective basis. Under highly inflationary accounting, the new accounting basis of monetary and nonmonetary assets and liabilities are the last translated balances prior to the designation as highly inflationary. Equity accounts are measured at the historical exchange rate in effect when the balances were established. Prospectively, nonmonetary assets and liabilities and the related expenses are measured at historical exchange rates. The resulting gains and losses are reported in net income. Any transaction gains and losses recognized by the foreign entity in its local currency books and records related to monetary assets and liabilities denominated in its new functional currency (or other currencies) must be reversed (or adjusted) in the remeasurement process.
The assets, liabilities and equity of the Company’s Argentinian subsidiaries as of June 30, 2018 were $12 million, $4 million and $8 million, respectively. Revenues and income from operations of the Company’s Argentinian subsidiaries for the six months ended June 30, 2018 were $10 million and $2 million, respectively. Management does not believe that highly inflationary accounting, as it pertains to its Argentinian subsidiaries, would have a material effect on the Company's liquidity, capital resources or results of operations.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, forecasts and changes thereto; product pipeline, prospective products or product approvals, product development and distribution plans and future performance and results of current and anticipated products; anticipated revenues for our products, including the Significant Seven; anticipated growth in our Ortho Dermatologics business; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2018; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; the impact of our distribution, fulfillment and other third party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement"), and indentures; and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York, the pending investigations by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, the investigation order issued by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), a number of pending putative securities class action litigations in the U.S. (including related opt-out actions) and Canada (including related opt-out actions) and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;

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

•
our ability to meet the financial and other covenants contained in our Restated Credit Agreement, indentures and other current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional debt we are able to incur where not prohibited, and restrictions on our ability to make certain investments and other restricted payments;

•	any default under the terms of our senior notes indentures or Restated Credit Agreement and our ability, if any, to cure or obtain waivers of such default;

•	any delay in the filing of any future financial statements or other filings and any default under the terms of our senior notes indentures or Restated Credit Agreement as a result of such delays;

•	any downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;

•
any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2018 or beyond, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our Restated Credit Agreement and/or indentures and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;

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

•	our shift in focus to much lower business development activity through acquisitions for the foreseeable future;

•
the uncertainties associated with the acquisition and launch of new products, including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

•	our ability to retain, motivate and recruit executives and other key employees, including as a result of the reputational challenges we face and may continue to face;

•	our ability to implement effective succession planning for our executives and key employees;

•
factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including approval of pending and pipeline products (and the timing of such approvals), expected geographic expansion, changes in estimates on market potential for dermatology products, continued investment in and success of our sales force and our ability to resolve the issues raised by the FDA in the complete response letter relating to our new drug application for Duobrii™ (provisional name) and the timing of such resolution;

•
factors impacting our ability to achieve anticipated revenues for our Significant Seven products, including the approval of pending products in the Significant Seven (and the timing of such approvals), our ability to resolve the issues raised by the FDA in the complete response letter relating to our new drug application for Duobrii™ (provisional name) and the timing of such resolution, changes in anticipated marketing spend on such products and launch of competing products;

•	the challenges and difficulties associated with managing a large complex business, which has, in the past, grown rapidly;

•
our ability to compete against companies that are larger and have greater financial, technical and human resources than we do, as well as other competitive factors, such as technological advances achieved, patents obtained and new products introduced by our competitors;

•
our ability to effectively operate, stabilize and grow our businesses in light of the challenges that the Company currently faces, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our pricing, distribution and other practices, reputational harm and limitations on the way we conduct business imposed by the covenants in our Restated Credit Agreement, indentures and the agreements governing our other indebtedness;

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
Interest Rate Risk
As of June 30, 2018, we had $18,787 million and $4,890 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1,500 million principal amount of issued fixed rate debt that requires repayment in euros and $2 million of other foreign currency-denominated debt obligations. The estimated fair value of our issued fixed rate debt as of June 30, 2018, including the debt denominated in euros, was $20,122 million. If interest rates were to increase by 100 basis-points, the estimated fair value of our issued fixed rate debt as of June 30, 2018 would decrease by approximately $804 million. If interest rates were to decrease by 100 basis-points, the estimated fair value of our issued fixed rate debt as of June 30, 2018 would increase by approximately $745 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $49 million in our consolidated statements of operations and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt.

While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of equity securities by the Company during the three months ended June 30, 2018.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5A. Other Information
The Bausch Health Companies Matching Share Program
As of August 1, 2018, officers of Bausch Health Companies Inc. (including those designated as Section 16 officers) are eligible to participate in The Bausch Health Companies Matching Share Program (the “Program”). Under the Program, shares purchased on the open market by recipients are matched with one (1) Matching Restricted Stock Unit (“MRSU”) issued under the Bausch Health Companies Inc. Amended and Restated 2014 Omnibus Incentive Plan (the “Plan”). Subject to the provisions of the Plan and applicable award agreements, MRSUs vest pro-rata over a three-year period, provided that the recipient is employed through the applicable vesting dates. Vesting ceases upon termination of employment (except in limited circumstances), and any MRSUs that do not become vested prior to the recipient’s termination of employment or that do not become vested according to the provisions of the terms of the award are forfeited.

In addition, to the extent following the date of grant of the MRSUs the Company becomes aware that the officer sold common shares in the six (6) month period prior to the date of grant, a number of MRSUs (whether or not vested) equal to the number of common shares sold will be forfeited, with the MRSUs next scheduled to vest being forfeited first. Pursuant to the Program, upon death or disability of the officer, the unvested MRSUs will vest on the date of termination of employment. In addition, upon a termination without cause or a resignation for good reason (each as defined in the Plan or applicable award agreements), an additional number of MRSUs will vest as of the date of termination, equal to the number of unvested MRSUs multiplied by a fraction, the numerator of which is the number of days from the prior vesting date through the date of termination, and the denominator of which is 365 (conditioned on the officer being employed for at least twelve (12) months following the date of grant and delivering to the Company a signed release of claims). If the employment of the officer is terminated without cause within twelve (12) months following a change in control of the Company, any unvested portion of the MRSUs will immediately vest (conditioned on the officer being employed for at least twelve (12) months following the date of grant and delivering to the Company a signed release of claims).

Generally, MRSUs granted may not exceed the value of 50% of the sum of the officer’s annual base salary and target annual cash bonus, less any shares sold within the past six months (excluding any shares sold to cover a tax obligation resulting from a vesting event under the Plan). The limitations described above remain in effect for a period of three (3) years pursuant to the terms of the Program. Participation in the Program is at the discretion of the Talent and Compensation Committee of the Board, and may be rescinded at any time.

Item 6. Exhibits

3.1
Notice of Articles of Bausch Health Companies Inc., as of July 16, 2018, originally filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2018, which is incorporated by reference herein.

3.2
Articles of Bausch Health Companies Inc., as of July 13, 2018, originally filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2018, which is incorporated by reference herein.

4.1
Indenture, dated as of March 26, 2018, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the other guarantors party thereto and The Bank of New York Mellon, as trustee, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2018, which is incorporated by reference herein.

4.2
Form of Common Share Certificate of Bausch Health Companies Inc., originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2018, which is incorporated by reference herein.

10.1
Amendment No. 17 to the Third Amended and Restated Credit and Guaranty Agreement, dated as of April 19, 2018, by and among Valeant Pharmaceuticals International, Inc., SunTrust Bank and Barclays Bank PLC, as administrative agent and as collateral agent, originally filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2018, which is incorporated by reference herein.

10.2
Bausch Health Companies Inc. Amended and Restated 2014 Omnibus Incentive Plan (formerly the Valeant Pharmaceuticals International, Inc. Amended and Restated 2014 Omnibus Incentive Plan), effective as of April 30, 2018, originally filed as Exhibit A to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 21, 2018, which is incorporated by reference herein. †

10.3
Restatement Agreement, dated as of June 1, 2018, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors, each of the financial institutions named therein as lenders and issuing banks and Barclays Bank PLC, as Administrative Agent, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2018, which is incorporated by reference herein.

10.4*	Form of Matching Restricted Stock Unit Agreement (Matching Units) under the Bausch Health Companies Inc. Amended and Restated 2014 Omnibus Incentive Plan. †
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
____________________________________
* Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch Health Companies Inc. (Registrant)

Date: August 7, 2018	/s/ JOSEPH C. PAPA
Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date: August 7, 2018	/s/ PAUL S. HERENDEEN
Paul S. Herendeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1
Notice of Articles of Bausch Health Companies Inc., as of July 16, 2018, originally filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2018, which is incorporated by reference herein.

3.2
Articles of Bausch Health Companies Inc., as of July 13, 2018, originally filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2018, which is incorporated by reference herein.

4.1
Indenture, dated as of March 26, 2018, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the other guarantors party thereto and The Bank of New York Mellon, as trustee, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2018, which is incorporated by reference herein.

4.2
Form of Common Share Certificate of Bausch Health Companies Inc., originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2018, which is incorporated by reference herein.

10.1
Amendment No. 17 to the Third Amended and Restated Credit and Guaranty Agreement, dated as of April 19, 2018, by and among Valeant Pharmaceuticals International, Inc., SunTrust Bank and Barclays Bank PLC, as administrative agent and as collateral agent, originally filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2018, which is incorporated by reference herein.

10.2
Bausch Health Companies Inc. Amended and Restated 2014 Omnibus Incentive Plan (formerly the Valeant Pharmaceuticals International, Inc. Amended and Restated 2014 Omnibus Incentive Plan), effective as of April 30, 2018, originally filed as Exhibit A to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 21, 2018, which is incorporated by reference herein. †

10.3
Restatement Agreement, dated as of June 1, 2018, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors, each of the financial institutions named therein as lenders and issuing banks and Barclays Bank PLC, as Administrative Agent, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2018, which is incorporated by reference herein.

10.4*	Form of Matching Restricted Stock Unit Agreement (Matching Units) under the Bausch Health Companies Inc. Amended and Restated 2014 Omnibus Incentive Plan. †
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
____________________________________
* Filed herewith.

†	Management contract or compensatory plan or arrangement.