Form 10-Q
period 2018-09-30
Bausch Health Companies Inc.
filed 2018-11-06
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
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
Common shares, no par value — 349,790,995 shares outstanding as of November 1, 2018.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. (formerly Valeant Pharmaceuticals International, Inc.) and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of September 30, 2018.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, product development and future performance and results of current and anticipated products; anticipated revenues for our products, including the Significant Seven; anticipated growth in our Ortho Dermatologics business; expected R&D and marketing spend, including in connection with the promotion of the Significant Seven; our expected primary cash and working capital requirements for 2018 and beyond; the Company's plans to reduce U.S. channel inventory and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement"), and indentures; and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York, the pending investigations by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, the investigation order issued by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), a number of pending putative securities class action litigations in the U.S. (including related opt-out actions) and Canada (including related opt-out actions) and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;

•
potential additional litigation and regulatory investigations (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity and reputational harm on our Company, products and business that may result from the past and ongoing public scrutiny of our past distribution, marketing, pricing, disclosure and accounting practices and from our former relationship with Philidor;

•
the past and ongoing scrutiny of our business practices, including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York), and any pricing controls or price adjustments that may be sought or imposed on our products as a result thereof;

•
pricing decisions that we have implemented, or may in the future elect to implement, whether as a result of recent scrutiny or otherwise, such as the Patient Access and Pricing Committee’s commitment that the average annual price increase for our branded prescription pharmaceutical products will be set at no greater than single digits and the Company’s announcement, in August 2018, that it will not increase prices on our U.S. branded prescription drugs for the remainder of 2018, or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);

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

•
our ability to effectively operate, stabilize and grow our businesses in light of the challenges that the Company currently faces, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing, distribution and other practices, reputational harm and limitations on the way we conduct business imposed by the covenants in our Restated Credit Agreement, indentures and the agreements governing our other indebtedness;

•
the extent to which our products are reimbursed by government authorities, pharmacy benefit managers ("PBMs") and other third-party payors; the impact our distribution, pricing and other practices (including as it relates to our current relationship with Walgreen Co. ("Walgreens")) may have on the decisions of such government authorities, PBMs and other third-party payors to reimburse our products; and the impact of obtaining or maintaining such reimbursement on the price and sales of our products;

•	the inclusion of our products on formularies or our ability to achieve favorable formulary status, as well as the impact on the price and sales of our products in connection therewith;

•	our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;

•
the actions of our third-party partners or service providers of research, development, manufacturing, marketing, distribution or other services, including their compliance with applicable laws and contracts, which actions may be beyond our control or influence, and the impact of such actions on our Company, including the impact to the Company of our former relationship with Philidor and any alleged legal or contractual non-compliance by Philidor;

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

•
to the extent we elect to conduct business development activities through acquisitions, our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis and the difficulties, challenges, time and resources associated with the integration of acquired companies, businesses and products;

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

•
the success of our fulfillment arrangements with Walgreens, including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, PBMs, third-party payors and governmental agencies), the continued compliance of such arrangements with applicable laws, and our ability to successfully negotiate any improvements to our arrangements with Walgreens;

•	our ability to secure and maintain third-party research, development, manufacturing, licensing, marketing or distribution arrangements;

•
the risk that our products could cause, or be alleged to cause, personal injury and adverse effects, leading to potential lawsuits, product liability claims and damages and/or recalls or withdrawals of products from the market;

•	the mandatory or voluntary recall or withdrawal of our products from the market and the costs associated therewith;

•
the availability of, and our ability to obtain and maintain, adequate insurance coverage and/or our ability to cover or insure against the total amount of the claims and liabilities we face, whether through third-party insurance or self-insurance;

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

•
compliance by the Company or our third-party partners and service providers (over whom we may have limited influence), or the failure of our Company or these third parties to comply, with health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and business practices (including with respect to pricing), worldwide anti-bribery laws (including the U.S. Foreign Corrupt Practices Act and the Canadian Corruption of Foreign Public Officials Act), worldwide economic sanctions and/or export laws, worldwide environmental laws and regulation and privacy and security regulations;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$973	$720
Restricted cash	—	77
Trade receivables, net	2,041	2,130
Inventories, net	971	1,048
Prepaid expenses and other current assets	757	771
Total current assets	4,742	4,746
Property, plant and equipment, net	1,341	1,403
Intangible assets, net	12,655	15,211
Goodwill	13,290	15,593
Deferred tax assets, net	1,641	433
Other non-current assets	108	111
Total assets	$33,777	$37,497
Liabilities
Current liabilities:
Accounts payable	$440	$365
Accrued and other current liabilities	3,424	3,694
Current portion of long-term debt and other	298	209
Total current liabilities	4,162	4,268
Acquisition-related contingent consideration	282	344
Non-current portion of long-term debt	24,433	25,235
Deferred tax liabilities, net	1,131	1,180
Other non-current liabilities	532	526
Total liabilities	30,540	31,553
Commitments and contingencies (Note 18)
Equity
Common shares, no par value, unlimited shares authorized, 349,754,139 and 348,708,567 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	10,117	10,090
Additional paid-in capital	409	380
Accumulated deficit	(5,320)	(2,725)
Accumulated other comprehensive loss	(2,053)	(1,896)
Total Bausch Health Companies Inc. shareholders’ equity	3,153	5,849
Noncontrolling interest	84	95
Total equity	3,237	5,944
Total liabilities and equity	$33,777	$37,497

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Product sales	$2,108	$2,186	$6,173	$6,462
Other revenues	28	33	86	99
	2,136	2,219	6,259	6,561
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	573	650	1,717	1,869
Cost of other revenues	9	9	32	32
Selling, general and administrative	614	623	1,847	1,943
Research and development	107	81	293	271
Amortization of intangible assets	658	657	2,142	1,915
Goodwill impairments	—	312	2,213	312
Asset impairments	89	406	434	629
Restructuring and integration costs	3	6	16	42
Acquired in-process research and development costs	—	—	1	5
Acquisition-related contingent consideration	(19)	(238)	(23)	(297)
Other income, net	(15)	(325)	(4)	(584)
	2,019	2,181	8,668	6,137
Operating income (loss)	117	38	(2,409)	424
Interest income	3	3	9	9
Interest expense	(420)	(459)	(1,271)	(1,392)
Loss on extinguishment of debt	—	(1)	(75)	(65)
Foreign exchange and other	—	19	18	87
Loss before (provision for) benefit from income taxes	(300)	(400)	(3,728)	(937)
(Provision for) benefit from income taxes	(51)	1,700	(74)	2,829
Net (loss) income	(351)	1,300	(3,802)	1,892
Net loss (income) attributable to noncontrolling interest	1	1	(2)	(1)
Net (loss) income attributable to Bausch Health Companies Inc.	$(350)	$1,301	$(3,804)	$1,891
(Loss) earnings per share attributable to Bausch Health Companies Inc.:
Basic	$(1.00)	$3.71	$(10.83)	$5.40
Diluted	$(1.00)	$3.69	$(10.83)	$5.38

Weighted-average common shares
Basic	351.5	350.4	351.1	350.1
Diluted	351.5	352.3	351.1	351.4

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(351)	$1,300	$(3,802)	$1,892
Other comprehensive (loss) income
Foreign currency translation adjustment	13	81	(159)	227
Pension and postretirement benefit plan adjustments, net of income taxes	(1)	(3)	(2)	(4)
Other comprehensive (loss) income	12	78	(161)	223
Comprehensive (loss) income	(339)	1,378	(3,963)	2,115
Comprehensive (income) loss attributable to noncontrolling interest	4	1	2	3
Comprehensive (loss) income attributable to Bausch Health Companies Inc.	$(335)	$1,379	$(3,961)	$2,118

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net (loss) income	$(3,802)	$1,892
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	2,273	2,039
Amortization and write-off of debt discounts and debt issuance costs	62	100
Asset impairments	434	629
Loss (gain) on disposals of assets and businesses, net	26	(695)
Acquisition-related contingent consideration	(23)	(297)
Allowances for losses on trade receivable and inventories	48	71
Deferred income taxes	(2)	(2,985)
(Reductions) additions to accrued legal settlements	(30)	112
Insurance proceeds for legal settlement	—	60
Payments of accrued legal settlements	(222)	(221)
Goodwill impairments	2,213	312
Share-based compensation	65	70
Foreign exchange gain	(16)	(83)
Loss on extinguishment of debt	75	65
Payments of contingent consideration adjustments, including accretion	(2)	(3)
Other	(19)	(24)
Changes in operating assets and liabilities:
Trade receivables	56	338
Inventories	(8)	1
Prepaid expenses and other current assets	(53)	32
Accounts payable, accrued and other liabilities	107	299
Net cash provided by operating activities	1,182	1,712

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	5	—
Payments for intangible and other assets	(76)	(146)
Purchases of property, plant and equipment	(95)	(118)
Purchases of marketable securities	(5)	(4)
Proceeds from sale of marketable securities	5	2
Proceeds from sale of assets and businesses, net of costs to sell	32	3,063
Net cash (used in) provided by investing activities	(134)	2,797

Cash Flows From Financing Activities
Issuances of long-term debt, net of discount	7,471	6,231
Repayments of long-term debt	(8,200)	(9,249)
Repayments of short-term debt	(1)	(8)
Payments of employee withholding tax upon vesting of share-based awards	(10)	(4)
Payments of contingent consideration	(26)	(34)
Payments of deferred consideration	(18)	—
Payments of financing costs	(62)	(39)
Proceeds from exercise of stock options	1	—
Other	(6)	(18)
Net cash used in financing activities	(851)	(3,121)
Effect of exchange rate changes on cash and cash equivalents	(21)	39
Net increase in cash and cash equivalents and restricted cash	176	1,427
Cash and cash equivalents and restricted cash, beginning of period	797	542
Cash and cash equivalents and restricted cash, end of period	$973	$1,969

Cash and cash equivalents	$973	$964
Restricted cash, current	—	928
Restricted cash, noncurrent	—	77
Cash and cash equivalents and restricted cash, end of period	$973	$1,969
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
Basis of Presentation and Use of Estimates
The accompanying unaudited consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these notes to the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K (as updated by the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators on August 10, 2018) for the year ended December 31, 2017, filed with the SEC and the Canadian Securities Administrators. The unaudited consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2017, except for the new accounting guidance adopted during the period. The unaudited consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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
Changes in Reportable Segments
In the second quarter of 2018, the Company began operating in the following operating segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products. Prior to the second quarter of 2018, the Company operated in the following operating segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. The Bausch + Lomb/International segment consists of the: (i) U.S. Bausch + Lomb and (ii) International reporting units. The Salix segment consists of the Salix reporting unit (originally part of the former Branded Rx segment). The Ortho Dermatologics segment consists of the: (i) Ortho Dermatologics (originally part of the former Branded Rx segment) and (ii) Global Solta (originally part of the former Branded Rx segment) reporting units. The Diversified Products segment consists of the: (i) Neurology and Other (originally part of the former U.S. Diversified Product segment), (ii) Generics (originally part of the former U.S. Diversified Product segment) and (iii) Dentistry (originally part of the former Branded Rx segment) reporting units. In 2017, the Neurology and Other reporting unit also included the: (i) oncology business (originally part of the former Branded Rx segment) and (ii) women's health business (originally part of the former Branded Rx segment). Upon divesting its equity interests in Dendreon Pharmaceuticals LLC (“Dendreon”) on June 28, 2017 and Sprout Pharmaceuticals, Inc. (“Sprout”) on December 20, 2017, the Company exited the oncology and women's health businesses, respectively. Prior period presentations of segment revenues and segment profits have been recast to conform to the current segment reporting structure. See Note 19, "SEGMENT INFORMATION" for additional information.
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

Recently Issued Accounting Standards, Not Adopted as of September 30, 2018
In February 2016, the FASB issued guidance on lease accounting to increase transparency and comparability among organizations that lease buildings, equipment, and other assets by requiring the recognition of lease assets and lease liabilities on the balance sheet. Consistent with the current lease accounting standard, leases will continue to be classified as finance leases or operating leases. The classification is determined based on whether the risks and rewards, as well as substantive control, have been transferred to the Company and its determination will govern the pattern of lease cost recognition. Finance leases will be accounted for in substantially the same manner as capital leases are accounted for under current U.S. GAAP. Operating leases will be accounted for (both in the statement of operations and statement of cash flows) in a manner consistent with operating leases under existing U.S. GAAP. However, as it relates to the balance sheet, lessees will recognize lease liabilities based upon the present value of remaining lease payments and corresponding right of use lease assets for operating leases with limited exception. The new guidance will also require lessees and lessors to provide additional qualitative and quantitative disclosures to help financial statement users assess the amount, timing, and uncertainty of cash flows arising from leases.
The new guidance is effective for annual reporting periods beginning after December 15, 2018. Early application is permitted. The Company will adopt the standard on January 1, 2019, and is electing to apply the modified retrospective approach to recognize a cumulative-effect adjustment to accumulated deficit at the adoption date. The Company also intends to elect the available practical expedients upon adoption. The Company continues to make progress on its implementation plan for adopting the new standard. The Company is in the process of updating its systems, processes and controls to track, record and account for its lease portfolio. The Company has selected a third-party software to assist in complying with the new standard and is in the process of configuring the software. The Company is also assessing the potential impact that embedded leases within its service arrangements have on its consolidated balance sheet.
Although the Company anticipates that the inclusion of lease-related assets and liabilities will have a material impact on the consolidated balance sheets, the Company believes its adoption will not have a material impact on the consolidated statements of operations upon adoption. While the Company is still in the process of finalizing the assessment of the impacts on the consolidated balance sheets, based on the assessment to date, the Company currently believes the most significant impact relates to assets and liabilities arising from facilities, vehicles and equipment operating leases. The Company expects that accounting for capital leases will remain substantially unchanged under the new standard. The Company does not expect the new standard to have a material impact on lessor activities.
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
In August 2018, the FASB issued guidance modifying the disclosure requirements for fair value measurement.  The guidance is effective for annual periods beginning after December 15, 2019.  The Company is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until the effective date.  The Company is evaluating the impact of adoption of this guidance on its disclosures.
In August 2018, the FASB issued guidance modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The guidance is effective for annual periods ending after December 15, 2020, with early adoption permitted.  The Company is evaluating the impact of adoption of this guidance on its disclosures.
In August 2018, the FASB issued guidance aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted.  The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations and cash flows.

3.	REVENUE RECOGNITION
The Company’s revenues are primarily generated from product sales that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 19, "SEGMENT INFORMATION" for the disaggregation of revenue which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
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
The following table presents the activity and ending balances of the Company’s variable consideration provisions for the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2018
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2018	$167	$863	$1,094	$274	$148	$2,546
Current period provision	643	209	1,976	1,462	178	4,468
Payments and credits	(632)	(264)	(1,939)	(1,512)	(167)	(4,514)
Reserve balance, September 30, 2018	$178	$808	$1,131	$224	$159	$2,500
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $29 million as of September 30, 2018, which are reflected as a reduction of Trade accounts receivable, net in the Consolidated Balance Sheets.

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
In determining the estimate for returns, management is required to make certain assumptions regarding the timing of the introduction of new products and the potential of these products to capture market share. In addition, certain assumptions with respect to the extent and pattern of decline associated with generic competition are necessary. These assumptions are formulated using market data for similar products, past experience and other available information. These assumptions are continually reassessed, and changes to the estimates and assumptions are made as new information becomes available. A change of 1% in the estimated return rates would have impacted the Company’s pre-tax earnings by approximately $68 million for the nine months ended September 30, 2018.
The estimate for returns may be impacted by a number of factors, but the principal factor relates to the inventory levels in the distribution channel. When management becomes aware of an increase in such inventory levels, it considers whether the increase may be temporary or other-than-temporary. Temporary increases in wholesaler inventory levels will not differ from original estimates of provision for returns. Other-than-temporary increases in wholesaler inventory levels, however, may be an indication that future product returns could be higher than originally anticipated, and, as a result, estimates for returns may need to be adjusted. Factors that suggest increases in wholesaler inventory levels are temporary include: (i) recently implemented or announced price increases for certain products, (ii) new product launches or expanded indications for existing products and (iii) timing of purchases by wholesale customers. Conversely, factors that suggest increases in wholesaler inventory levels are other-than-temporary include: (i) declining sales trends based on prescription demand, (ii) introduction of new products or generic competition, (iii) increasing price competition from generic competitors and (iv) recent changes to the U.S. National Drug Codes (“NDC”) of products. Changes in the NDC of products could result in a period of higher returns related to products with the old NDC, as U.S. customers generally permit only one NDC per product for identification and tracking within their inventory systems.
Rebates and Chargebacks
Product sales made under governmental and managed-care pricing programs in the U.S. are subject to rebates.  The Company participates in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby rebates are provided to participating government entities. Medicaid rebates are generally billed 45 days after the quarter, but can be billed up to 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, the Medicaid rebate reserve includes an estimate of outstanding claims for end-customer sales that occurred, but for which the related claim has not been billed and/or paid, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. The calculation of the Medicaid rebate reserve also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. A change of 1% in the volume of product sold through to Medicaid plan participants would have impacted the Company’s pre-tax earnings by approximately $68 million for the nine months ended September 30, 2018. Quarterly, the Medicaid rebate reserve is adjusted based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of that reserve for several periods.
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
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Adjustments to actual for the nine months ended September 30, 2018 and 2017 were not material to the Company’s revenues or earnings.
Patient Co-Pay Assistance programs, Consumer Rebates and Loyalty Programs are rebates offered on many of the Company’s products. Patient Co-Pay Assistance Programs are patient discount programs offered in the form of coupon cards or point of sale discounts, with which patients receive certain discounts off their prescription at participating pharmacies, as defined by the specific product program. An accrual for these programs is established, equal to management’s estimate of the discount, rebate and loyalty incentives attributable to a sale. That estimate is based on historical experience and other relevant factors. The accrual is adjusted throughout each quarter based on actual experience and changes in other factors, if any.
Distribution Fees
The Company sells product primarily to wholesalers, and in some instances to large pharmacy chains such as CVS and Wal-Mart. The Company has Distribution Services Agreements ("DSAs") with several large wholesale customers such as McKesson Corporation, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Specialty. Under the DSAs, the wholesalers agree to provide services, and the Company pays the contracted DSA distribution service fees for these services based on product volumes. Additionally, price appreciation credits are generated when the Company increases a product’s wholesaler acquisition cost (“WAC”) under contracts with certain wholesalers. Under such contracts, the Company is entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are offset against the total distribution service fees paid to each such wholesaler. The variable consideration associated with price appreciation credits is reflected in the transaction price of products sold when it is determined to be probable that a significant reversal will not occur. Net revenue from price appreciation credits for the nine months ended September 30, 2018 was $15 million and is a reduction of distribution fees in the variable consideration provisions table above.

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
CeraVe®, AcneFree™ and AMBI® skincare brands
On March 3, 2017, the Company completed the sale of its interests in the CeraVe®, AcneFree™ and AMBI® skincare brands for $1,300 million in cash (the “Skincare Sale”), subject to the finalization of certain working capital provisions. The CeraVe®, AcneFree™ and AMBI® skincare business was part of the Bausch + Lomb/International segment and was reclassified as held for sale as of December 31, 2016. Included in Other income, net for the nine months ended September 30, 2017 is the Gain on the Skincare Sale of $316 million. The working capital provisions were finalized during 2017 and the Gain on the Skincare Sale was adjusted to $309 million.
Dendreon Pharmaceuticals LLC
On June 28, 2017, the Company completed the sale of all outstanding equity interests in Dendreon for $845 million in cash (the “Dendreon Sale”), as adjusted. Dendreon was part of the former Branded Rx segment and was reclassified as held for sale as of December 31, 2016. Included in Other income, net is the Gain on the Dendreon Sale of $73 million during the three months ended June 30, 2017. During the three months ended September 30, 2017, a working capital adjustment of $25 million was provided and the Gain on the Dendreon Sale was adjusted to $98 million.
iNova Pharmaceuticals
On September 29, 2017, the Company completed the sale of its Australian-based iNova Pharmaceuticals (“iNova”) business for $938 million in cash (the “iNova Sale”), as adjusted. iNova markets a diversified portfolio of weight management, pain management, cardiology and cough and cold prescription and OTC products in more than 15 countries, with leading market positions in Australia and South Africa, as well as an established platform in Asia. The Company continues to operate in these geographies through the Bausch + Lomb franchise. The iNova business was part of the Bausch + Lomb/International segment and was reclassified as held for sale as of December 31, 2016. Included in Other income, net is the Gain on the iNova Sale of $306 million, as adjusted. Restricted cash as of September 30, 2017 includes $923 million of proceeds from the iNova Sale, which the Company used to repay a portion of its Series F Tranche B Term Loan Facility on October 5, 2017.
Obagi Medical Products, Inc.
On November 9, 2017, certain of the Company's affiliates completed the sale of its Obagi Medical Products, Inc. (“Obagi”) business for $190 million in cash (the “Obagi Sale”). Obagi is a global specialty skin care pharmaceutical business with products focused on premature skin aging, skin damage, hyperpigmentation, acne and sun damage which are primarily available through dermatologists, plastic surgeons and other skin care professionals. The Obagi business was part of the former U.S. Diversified Products segment and was reclassified as held for sale as of March 31, 2017. The carrying value of the Obagi business, including associated goodwill, was adjusted to its estimated fair value less costs to sell and an impairment of $103 million was recognized in Asset impairments during the six months ended June 30, 2017. Upon consummation of this transaction, a loss of $13 million was recognized in Other income, net related to this transaction during the three months ended December 31, 2017.

Sprout Pharmaceuticals, Inc.
On December 20, 2017, the Company completed the sale of all outstanding equity interests in Sprout to a buyer affiliated with certain former shareholders of Sprout (the “Sprout Sale”), in exchange for a 6% royalty on global sales of Addyi® (flibanserin 100 mg) beginning June 2019. In connection with the completion of the Sprout Sale, the terms of the October 2015 merger agreement relating to the Company's acquisition of Sprout were amended to terminate the Company's ongoing obligation to make future royalty payments associated with the Addyi® product, as well as certain related provisions (including the obligation to make certain marketing and other expenditures). In connection with the completion of the Sprout Sale, the litigation against the Company, initiated on behalf of the former shareholders of Sprout, which disputed the Company's compliance with certain contractual terms of that same merger agreement with respect to the use of certain diligent efforts to develop and commercialize the Addyi® product (including a disputed contractual term with respect to the spend of no less than $200 million in certain expenditures), was dismissed with prejudice. In connection with the completion of the Sprout Sale, the Company issued the buyer a five-year $25 million loan for initial operating expenses. Addyi®, a once-daily, non-hormonal tablet approved for the treatment of acquired, generalized hypoactive sexual desire disorder in premenopausal women, was Sprout's only approved and commercialized product. Sprout was part of the former Branded Rx segment and was reclassified as held for sale as of September 30, 2017. The carrying value of the Sprout business, including associated goodwill, was adjusted to its estimated fair value less costs to sell and a $352 million impairment was recognized in Asset impairments during the three months ended September 30, 2017. Upon consummation of this transaction, a loss of $98 million was recognized in Other income, net during the three months ended December 31, 2017. The Company will recognize the agreed upon 6% royalty of global sales of Addyi® beginning in June 2019 as these royalties become due, as the Company does not recognize contingent payments until such amounts are realizable.
Assets Held For Sale
Included in Other non-current assets at September 30, 2018 and December 31, 2017 are assets held for sale of $0 and $12 million, respectively.

5.	RESTRUCTURING AND INTEGRATION COSTS
In connection with acquisitions prior to 2016, the Company implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings. These measures included: (i) workforce reductions company-wide and other organizational changes, (ii) closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, sales offices and corporate facilities, (iii) leveraging research and development spend and (iv) procurement savings. The remaining liability associated with these Restructuring and integration costs as of September 30, 2018 was $25 million.
During the nine months ended September 30, 2018, the Company incurred $16 million of Restructuring and integration costs. These costs included: (i) $8 million of severance costs and (ii) $8 million of facility closure costs. The Company made payments of $29 million for the nine months ended September 30, 2018.
During the nine months ended September 30, 2017, the Company incurred $42 million of Restructuring and integration costs. These costs included: (i) $17 million of integration consulting, transition service, and other costs, (ii) $17 million of facility closure costs and (iii) $8 million of severance costs. The Company made payments of $72 million for the nine months ended September 30, 2017.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	September 30, 2018				December 31, 2017
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$251	$227	$24	$—	$265	$230	$35	$—
Restricted cash	$—	$—	$—	$—	$77	$77	$—	$—
Liabilities:
Acquisition-related contingent consideration	$(336)	$—	$—	$(336)	$(387)	$—	$—	$(387)
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
Restricted cash of $77 million as of December 31, 2017 was deposited with a bank as collateral to secure a bank guarantee. On January 9, 2018, the cash collateral of $77 million of Restricted cash was returned to the Company in exchange for a $77 million letter of credit.
There were no transfers between Level 1, Level 2 or Level 3 during the nine months ended September 30, 2018.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis or Monte Carlo Simulation, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based, (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows and (iv) volatility of projected performance (Monte Carlo Simulation). Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30,:

(in millions)	2018		2017
Balance, beginning of period		$387		$892
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$18		$48
Fair value adjustments to the future royalty payments for Addyi®	—		(312)
Fair value adjustments due to changes in estimates of other future payments	(41)		(33)
Acquisition-related contingent consideration		(23)		(297)
Reclassified to liabilities held for sale		—		(168)
Payments		(28)		(37)
Balance, end of period		336		390
Current portion included in Accrued and other current liabilities		54		45
Non-current portion		$282		$345
During the three months ended September 30, 2017 and prior to identifying the Sprout business as held for sale, the Company recorded fair value adjustments to contingent consideration to reflect management's revised estimates of the future sales of Addyi®.
Fair Value of Long-term Debt
The fair value of long-term debt as of September 30, 2018 and December 31, 2017 was $25,213 million and $25,385 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.	INVENTORIES
Inventories, net of allowances for obsolescence consist of:

(in millions)	September 30, 2018	December 31, 2017
Raw materials	$284	$276
Work in process	103	146
Finished goods	584	626
	$971	$1,048

8.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	September 30, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$20,924	$(11,488)	$9,436	$20,913	$(9,281)	$11,632
Corporate brands	930	(246)	684	933	(179)	754
Product rights/patents	3,300	(2,542)	758	3,310	(2,346)	964
Partner relationships	171	(167)	4	179	(169)	10
Technology and other	210	(171)	39	214	(147)	67
Total finite-lived intangible assets	25,535	(14,614)	10,921	25,549	(12,122)	13,427
Acquired IPR&D not in service	36	—	36	86	—	86
Bausch + Lomb Trademark	1,698	—	1,698	1,698	—	1,698
	$27,269	$(14,614)	$12,655	$27,333	$(12,122)	$15,211
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.
Asset impairments for the nine months ended September 30, 2018 include impairments of: (i) $341 million reflecting decreases in forecasted sales for the Uceris® Tablet product and other product lines due to generic competition, (ii) $60 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and revisions to forecasted sales, (iii) $28 million to Acquired IPR&D not in service related to a certain product and (iv) $5 million related to assets being classified as held for sale.
Asset impairments for the nine months ended September 30, 2017 include impairments of: (i) $352 million related to the Sprout business classified as held for sale, (ii) $115 million to other assets classified as held for sale, (iii) $86 million to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses, (iv) $73 million reflecting decreases in forecasted sales for other product lines and (v) $3 million related to Acquired IPR&D not in service.
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
Periodically, the Company’s products face the expiration of their patent or regulatory exclusivity. The Company anticipates that product sales for such product would decrease shortly following a loss of exclusivity, due to the possible entry of a generic competitor. Where the Company has the rights, it may elect to launch an authorized generic of such product (either as the Company’s own branded generic or through a third-party). This may occur prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product could still be significant, and the effect on future revenues could be material.
As a result of the launch of a generic competitor in July 2018, the Company revised its near and long-term financial projections of the Uceris® Tablet related intangible assets. As of June 30, 2018, the carrying value of the Uceris® Tablet related intangible assets exceeded the undiscounted expected cash flows from the Uceris® Tablet. As a result, the Company recognized an impairment of $263 million to reduce the carrying value of the Uceris® Tablet related intangible assets to their estimated fair value. As of September 30, 2018, the remaining carrying value of the Uceris® Tablet related intangible assets was $164 million. Prior to its launch, the Company initiated infringement proceedings against this generic competitor.  The Company continues to believe that its Uceris® Tablet related patents are enforceable and is proceeding in the ongoing litigation between the Company and the generic competitor, however the ultimate outcome of the matter is not predictable.
Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions. Based on management's review, useful lives will be adjusted where appropriate. As a result of the positive impact of the settlement agreement between the Company and Actavis Laboratories FL. Inc. ("Actavis") discussed in further detail in Note 18, "LEGAL PROCEEDINGS”, management adjusted the useful life of the Xifaxan® related intangible assets to align with its expected future cash flows.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2018 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)
October through December 2018	$508
2019	1,922
2020	1,653
2021	1,402
2022	1,222
2023	1,069
Thereafter	3,145
Total	$10,921
Goodwill
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2018 and the year ended December 31, 2017 were as follows:

(in millions)	Bausch + Lomb/ International	Branded Rx	U.S. Diversified Products	Salix	Ortho Dermatologics	Diversified Products	Total
Balance, December 31, 2016	$5,499	$7,265	$3,030	$—	$—	$—	$15,794
Realignment of segment goodwill	264	(264)	—	—	—	—	—
Balance, January 1, 2017	5,763	7,001	3,030	—	—	—	15,794
Goodwill reclassified to assets held for sale and subsequently disposed	(30)	(61)	(84)	—	—	—	(175)
Impairment	—	(312)	—	—	—	—	(312)
Foreign exchange and other	283	3	—	—	—	—	286
Balance, December 31, 2017	6,016	6,631	2,946	—	—	—	15,593
Impairment	—	(2,213)	—	—	—	—	(2,213)
Realignment of Global Solta reporting unit goodwill	(82)	115	(33)	—	—	—	—
Goodwill reclassified to assets held for sale	(2)	—	—	—	—	—	(2)
Foreign exchange and other	54	—	—	—	—	—	54
Balance, March 31, 2018	5,986	4,533	2,913	—	—	—	13,432
Realignment of segment goodwill	—	(4,533)	(2,913)	3,156	1,267	3,023	—
Balance after realignment	5,986	—	—	3,156	1,267	3,023	13,432
Foreign exchange and other	(142)	—	—	—	—	—	(142)
Balance, September 30, 2018	$5,844	$—	$—	$3,156	$1,267	$3,023	$13,290
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
March 31, 2018
Except for the impact of the adoption of the new accounting guidance for goodwill impairment testing noted above, no additional events occurred or circumstances changed during the period January 1, 2018 (the date goodwill was last tested for impairment) through March 31, 2018 that would indicate that the fair value of any reporting unit might be below its carrying value. As a result, management concluded that the fair value of the Salix reporting unit and Ortho Dermatologics reporting unit marginally exceed their respective carrying values as of March 31, 2018. Therefore, during the three months ended March 31, 2018, the Company performed qualitative assessments of the Salix reporting unit and Ortho Dermatologics reporting unit to determine if testing was required.
As part of its qualitative assessments, management compared the reporting units' operating results to its original forecasts. The latest forecasts as of March 31, 2018 for the Salix and Ortho Dermatologics reporting units were not materially different than the forecast used in management's January 1, 2018 testing and the difference in the forecasts would not change the conclusion of the Company’s goodwill impairment testing as of January 1, 2018. As part of these qualitative assessments, the Company also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period.  Based on its qualitative assessments, management believed that the carrying value of these reporting units did not exceed their respective fair values and, therefore, concluded quantitative assessments were not required.
2018 Realignment of Segment Structure
In the second quarter of 2018, the Company began operating in the following reportable segments: (i) Bausch + Lomb/International segment, (ii) Salix segment, (iii) Ortho Dermatologics segment and (iv) Diversified Products segment. The Bausch + Lomb/International segment consists of the: (i) U.S. Bausch + Lomb and (ii) International reporting units. The Salix segment consists of the Salix reporting unit. The Ortho Dermatologics segment consists of the: (i) Ortho Dermatologics and (ii) Global Solta reporting units. The Diversified Products segment consists of the: (i) Neurology and Other, (ii) Generics and (iii) Dentistry reporting units. There was no triggering event which would require the Company to test goodwill for impairment as a result of the second quarter realignment of the segment structure as it did not result in a change in the reporting units.
June 30, 2018
During the three months ended June 30, 2018, the Company made certain revisions to its forecasts for the Salix reporting unit. The revisions reflected, among other matters: (i) the launch of a generic competitor in July 2018 to the Company’s Uceris® Tablet product, (ii) the improved performance of the remaining Salix product portfolio, including the Xifaxan® products and (iii) certain other assumptions used in preparing its discounted cash flow model. Using the revised forecasts, management performed a qualitative assessment of the Salix reporting unit to determine if testing was required. As part of this assessment, management compared the reporting unit’s operating results to its original forecasts. Management noted that the forecasts as revised as of June 30, 2018 for the Salix reporting unit did not result in cash flows materially different than those used in management's January 1, 2018 testing and the difference in the forecasts would not change the conclusion of the Company’s goodwill impairment testing as of January 1, 2018. The Company also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions. Based on its qualitative assessments, management believes that the carrying value of the Salix reporting unit did not exceed its fair value as of June 30, 2018 and, therefore, concluded a quantitative assessment was not required.
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
No other events occurred or circumstances changed during the period January 1, 2018 (the date goodwill was last tested for impairment for all reporting units other than the Ortho Dermatologics reporting unit) through June 30, 2018 that would indicate that the fair value of any reporting unit, other than the Salix and Ortho Dermatologics reporting units, might be below its carrying value.
September 30, 2018
Other than the events previously disclosed, no events occurred or circumstances changed during the period January 1, 2018 (the date goodwill was last tested for impairment for all reporting units other than the Ortho Dermatologics reporting unit) through September 30, 2018 that would indicate that the fair value of any reporting unit might be below its carrying value. However, as management concluded that the fair value of the Salix reporting unit and Ortho Dermatologics reporting unit only marginally exceeded their respective carrying values as of June 30, 2018, the Company performed qualitative assessments of the Salix reporting unit and Ortho Dermatologics reporting unit to determine if testing was required.
As part of its qualitative assessment of the Ortho Dermatologics reporting unit, management compared the reporting unit’s operating results to its forecast as of June 30, 2018.  The latest forecast as of September 30, 2018 for the Ortho Dermatologics reporting unit was not materially different than the forecast used in management's June 30, 2018 testing and the differences in the forecast would not change the conclusion of the Company’s goodwill impairment testing as of June 30, 2018. As part of the qualitative assessment, the Company also considered the sensitivity of its conclusion as it relates to changes in the estimates and assumptions used in the latest forecast available for each period.  Based on the qualitative assessment, management believes that the carrying value of Ortho Dermatologics reporting unit did not exceed its fair value and, therefore, concluded a quantitative assessment was not required.
As part of its qualitative assessment of the Salix reporting unit, management compared the reporting unit’s operating results to its forecast as of January 1, 2018. During the three months ended September 30, 2018, the Company made certain revisions to its forecast for the Salix reporting unit, the most significant of which was to reflect the positive impact of the settlement agreement between the Company and Actavis resolving the intellectual property litigation regarding Xifaxan® tablets, 550 mg. As discussed in further detail in Note 18, "LEGAL PROCEEDINGS”, the parties have agreed to dismiss all litigation related to Xifaxan® tablets, 550 mg, granting a license to Actavis to enter the market effective January 1, 2028 (or earlier under certain circumstances). All intellectual property protecting Xifaxan® will remain intact and enforceable. Final patent expiry on Xifaxan® tablets, 550 mg is late 2029. Using the revised forecasts, management performed a qualitative assessment of the Salix reporting unit to determine if testing was required. As part of this assessment, management considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period. Based on its qualitative assessment and the positive resolution of the Xifaxan® agreement, management believes that the fair value of the Salix reporting unit exceeded its carrying value as of September 30, 2018 and, therefore, concluded a quantitative assessment was not required.
The Company does not believe there were any qualitative factors which would indicate it is more likely than not that the carrying value of any reporting unit exceeds its fair value as of September 30, 2018. However, the Company continues to monitor the market conditions of its Dentistry reporting unit including: (i) an increasing competitive environment and (ii) increasing pricing pressures, which could negatively impact the reporting unit's operating results over the long term. The Company is taking steps to address these changing market conditions.

If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future. In accordance with the Company's accounting policies, the Company will perform its annual goodwill impairment test as of October 1, 2018.
Accumulated goodwill impairment charges through September 30, 2018 were $3,602 million.

9.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	September 30, 2018	December 31, 2017
Product rebates	$1,102	$1,094
Product returns	808	863
Interest	432	324
Employee compensation and benefit costs	285	259
Income taxes payable	156	202
Other	641	952
	$3,424	$3,694

10.	FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of discounts and issuance costs consist of the following:

		September 30, 2018		December 31, 2017
(in millions)	Maturity	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Senior Secured Credit Facilities:
2018 Revolving Credit Facility	April 2018	$—	$—	$—	$—
2020 Revolving Credit Facility	(1)	—	—	250	250
2023 Revolving Credit Facility	June 2023	75	75	—	—
Series F Tranche B Term Loan Facility	April 2022	—	—	3,521	3,420
2025 Term Loan B Facility	June 2025	4,451	4,320	—	—
Senior Secured Notes:
6.50% Secured Notes	March 2022	1,250	1,238	1,250	1,235
7.00% Secured Notes	March 2024	2,000	1,978	2,000	1,975
5.50% Secured Notes	November 2025	1,750	1,730	1,750	1,729
Senior Unsecured Notes:
5.375%	March 2020	—	—	1,708	1,699
7.00%	October 2020	—	—	71	71
6.375%	October 2020	—	—	661	656
7.50%	July 2021	1,625	1,617	1,625	1,615
6.75%	August 2021	—	—	650	648
5.625%	December 2021	900	896	900	896
7.25%	July 2022	—	—	550	545
5.50%	March 2023	1,000	994	1,000	993
5.875%	May 2023	3,250	3,228	3,250	3,224
4.50% euro-denominated debt	May 2023	1,740	1,729	1,801	1,787
6.125%	April 2025	3,250	3,225	3,250	3,222
9.00%	December 2025	1,500	1,468	1,500	1,464
9.25%	April 2026	1,500	1,481	—	—
8.50%	January 2027	750	738	—	—
Other	Various	14	14	15	15
Total long-term debt and other		$25,055	24,731	$25,752	25,444
Less: Current portion of long-term debt and other			298		209
Non-current portion of long-term debt			$24,433		$25,235
1 The 2020 Revolving Credit Facility available at December 31, 2017 had a maturity date of April 2020 and was replaced with the 2023 Revolving Credit Facility on June 1, 2018 as discussed below.
On September 26, 2018, the Company issued an irrevocable 30-day notice to redeem $125 million of 7.50% Senior Unsecured Notes due 2021. These notes were redeemed on October 26, 2018 using cash generated from operations and are included in Current portion of long-term debt and other as of September 30, 2018.
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
As of September 30, 2018, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
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
On March 21, 2017, the Company entered into Amendment No. 14 to the Third Amended Credit Agreement (“Amendment No. 14”), which: (i) provided additional financing from an incremental term loan under the Company's Series F Tranche B Term Loan Facility of $3,060 million (the “Series F-3 Tranche B Term Loan Facility”), (ii) amended the financial covenants contained in the Third Amended Credit Agreement, (iii) increased the amortization rate for the Series F-3 Tranche B Term Loan Facility from 0.25% per quarter (1% per annum) to 1.25% per quarter (5% per annum), with quarterly repayments starting March 31, 2017, (iv) amended certain financial definitions, including the definition of Consolidated Adjusted EBITDA and (v) provided additional ability for the Company to, among other things, incur indebtedness and liens, consummate acquisitions and make other investments, including relaxing certain limitations imposed by prior amendments. The proceeds from the additional financing, combined with the proceeds from the issuance of the March 2022 Secured Notes (as they are defined below) and the March 2024 Secured Notes (as they are defined below) and cash generated from operations, were used to: (i) repay all outstanding balances under the Company’s Series A-3 Tranche A Term Loan Facility, Series A-4 Tranche A Term Loan Facility, Series D-2 Tranche B Term Loan Facility, Series C-2 Tranche B Term Loan Facility, and Series E-1 Tranche B Term Loan Facility (collectively the “March 2017 Refinanced Debt”), (ii) repurchase $1,100 million in principal amount of 6.75% Senior Unsecured Notes due August 2018 (the “August 2018 Unsecured Notes”), (iii) repay $350 million of amounts outstanding under the Company's 2018 Revolving Credit Facility and (iv) pay related fees and expenses (collectively, the “March 2017 Refinancing Transactions”).
Amendment No. 14 was accounted for as a modification of debt to the extent the March 2017 Refinanced Debt was replaced with the incremental Series F-3 Tranche B Term Loan Facility issued to the same creditor and an extinguishment of debt to the extent the March 2017 Refinanced Debt was replaced with Series F-3 Tranche B Term Loan Facility issued to a different creditor. The March 2017 Refinanced Debt that was replaced with the proceeds of the newly issued Senior Secured Notes was accounted for as an extinguishment of debt. For amounts accounted for as an extinguishment of debt, the Company incurred a Loss on extinguishment of debt of $27 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value (the stated principal amount net of unamortized discount and debt issuance costs). Payments made to the lenders of $38 million associated with the issuance of the new Series F-3 Tranche B Term Loan Facility were capitalized and were being amortized as interest expense over the remaining term of the Series F-3 Tranche B Term Loan Facility. Third-party expenses of $3 million associated with the modification of debt were expensed as incurred and included in Interest expense.
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
On June 1, 2018, the Company issued an irrevocable notice of redemption for the remaining outstanding principal amounts of: (i) $691 million of 5.375% Senior Unsecured Notes due 2020 (the "March 2020 Unsecured Notes"), (ii) $578 million of 6.75% Senior Unsecured Notes due 2021(the "August 2021 Unsecured Notes"), (iii) $550 million of 7.25% Senior Unsecured Notes due 2022 (the “July 2022 Unsecured Notes”) and (iv) $146 million of 6.375% Senior Unsecured Notes due 2020 (the “6.375% October 2020 Unsecured Notes” and together with the March 2020 Unsecured Notes, August 2021 Unsecured Notes and July 2022 Unsecured Notes the “June 2018 Unsecured Refinanced Debt”). On June 1, 2018, using the remaining net proceeds from the 2025 Term Loan B Facility, the net proceeds from the issuance of $750 million in aggregate principal amount of 8.50% Senior Unsecured Notes due 2027 (the "January 2027 Unsecured Notes") by VPI and cash generated from operations, the Company prepaid the remaining Series F Tranche B Term Loan Facility and deposited sufficient funds with The Bank of New York Mellon Trust Company, N.A., as trustee under the indentures governing the June 2018 Unsecured Refinanced Debt, to redeem the June 2018 Unsecured Refinanced Debt at their aggregate redemption price and the indentures governing the June 2018 Unsecured Refinanced Debt were discharged (collectively, the “June 2018 Refinancing Transactions”).
The Restated Credit Agreement was accounted for as a modification of debt, to the extent the June 2018 Unsecured Refinanced Debt was replaced with newly issued debt to the same creditor, and as an extinguishment of debt if: (i) the June 2018 Unsecured Refinanced Debt was replaced with newly issued debt to a different creditor, (ii) a portion of the unamortized deferred financing fees was allocated to debt that was paid down or (iii) the borrowing capacity declined when issuing a new revolving credit facility. The following was accounted for as an extinguishment of debt: (i) the difference between the amounts paid to redeem the June 2018 Unsecured Refinanced Debt and the June 2018 Unsecured Refinanced Debt’s carrying value, (ii) the replacement of the Series F Tranche B Term Loan with the 2025 Term Loan B Facility to the extent any unamortized deferred financing fees were associated with the portion of the Series F Tranche B Term Loan that was paid down and (iii) the replacement of the 2020 Revolving Credit Facility with the 2023 Revolving Credit Facility to the extent any unamortized deferred financing fees were associated with the decline in borrowing capacity. For amounts accounted for as an extinguishment of debt, the Company incurred a Loss on extinguishment of debt of $48 million. Payments made to the lenders and a portion of payments made to third parties of $74 million associated with the June 2018 Refinancing Transactions were capitalized and are being amortized as interest expense over the remaining terms of the debt, ranging from 2023 through 2027. Third-party expenses of $4 million associated with the modification of debt were expensed as incurred and included in Interest expense.
As of September 30, 2018, the Company had $75 million of outstanding borrowings, $170 million of issued and outstanding letters of credit, and remaining availability of $980 million under its 2023 Revolving Credit Facility.
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
Borrowings under the 2023 Revolving Credit Facility in Canadian dollars bear interest at a rate per annum equal to, at the Company's option, either (a) a prime rate determined by reference to the higher of: (1) the rate of interest last quoted by The Wall Street Journal as the “Canadian Prime Rate” or, if The Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the Bank of Canada as its prime rate and (2) the 1 month BA rate (as defined below) calculated daily plus 1.00% (provided however, that the prime rate shall at no time be less than 0.00%) or (b) the bankers’ acceptance rate for Canadian dollar deposits in the Toronto interbank market (the “BA rate”) for the interest period relevant to such borrowing (provided however, that the BA rate shall at no time be less than 0.00% per annum), in each case plus an applicable margin.
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
As of September 30, 2018, the stated rate of interest on the Company’s borrowings under the 2025 Term Loan B Facility was 5.10% per annum.
The amortization rate for the 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity.
As of September 30, 2018, the remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $1,427 million through June 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate borrowings and 2.50%-3.00% with respect to eurocurrency rate borrowings.  As of September 30, 2018, the stated

rate of interest on the 2023 Revolving Credit Facility was 5.10% per annum. In addition, the Company is required to pay commitment fees of 0.25%- 0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
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
6.50% Senior Secured Notes due 2022 and 7.00% Senior Secured Notes due 2024 - March 2017 Refinancing Transactions
As part of the March 2017 Refinancing Transactions, the Company issued $1,250 million aggregate principal amount of 6.50% senior secured notes due March 15, 2022 (the “March 2022 Secured Notes”) and $2,000 million aggregate principal amount of 7.00% senior secured notes due March 15, 2024 (the “March 2024 Secured Notes”), in a private placement, the proceeds of which, when combined with the proceeds from the Series F-3 Tranche B Term Loan Facility and cash generated from operations, were used to: (i) repay the March 2017 Refinanced Debt, (ii) repurchase $1,100 million in principal amount of August 2018 Senior Unsecured Notes, (iii) repay $350 million of amounts outstanding under the Company's 2018 Revolving Credit Facility and (iv) pay related fees and expenses. Interest on these notes is payable semi-annually in arrears on each March 15 and September 15.
5.50% Senior Secured Notes due 2025 - October 2017 Refinancing Transactions and November 2017 Refinancing Transactions
On October 17, 2017, the Company issued $1,000 million aggregate principal amount of 5.50% Senior Secured Notes due November 2025 (the “November 2025 Secured Notes”) in a private placement, the proceeds of which were used to: (i) repurchase $569 million in principal amount of the 6.375% October 2020 Unsecured Notes and (ii) repurchase $431 million in principal amount of the 7.00% Senior Unsecured Notes due 2020 (the "7.00% October 2020 Unsecured Notes") (collectively, the “October 2017 Refinancing Transactions”). The related fees and expenses were paid using cash generated from operations. Interest on the November 2025 Secured Notes is payable semi-annually in arrears on each May 1 and November 1.

On November 21, 2017, the Company issued $750 million aggregate principal amount of the November 2025 Secured Notes in a private placement. These are additional notes and form part of the same series as the Company’s existing November 2025 Secured Notes. The proceeds were used to prepay $750 million of its Series F Tranche B Term Loan Facility. The related fees and expenses were paid using cash generated from operations (collectively, the “November 2017 Refinancing Transactions”).
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
6.75% Senior Unsecured Notes due 2018
In addition to the repurchase of $1,100 million of August 2018 Unsecured Notes as part of the March 2017 Refinancing Transactions, on August 15, 2017, the Company repurchased the remaining $500 million of outstanding August 2018 Unsecured Notes using cash generated from operations, plus accrued and unpaid interest.
9.00% Senior Unsecured Notes due 2025 - December 2017 Refinancing Transactions
On December 18, 2017, the Company issued $1,500 million aggregate principal amount of 9.00% Senior Unsecured Notes due 2025 (the “December 2025 Unsecured Notes”) in a private placement, the proceeds of which were used to: (i) repurchase $1,021 million in principal amount of the 6.375% October 2020 Unsecured Notes, (ii) repurchase $291 million in principal amount of the March 2020 Unsecured Notes and (iii) repurchase $188 million in principal amount of the 7.00% October 2020 Unsecured Notes (collectively, the “December 2017 Refinancing Transactions”). The related fees and expenses were paid using cash generated from operations. The December 2025 Unsecured Notes accrue interest at the rate of 9.00% per year, payable semi-annually in arrears on each of June 15 and December 15.
9.25% Senior Unsecured Notes due 2026 - March 2018 Refinancing Transactions
On March 26, 2018, VPI issued $1,500 million in aggregate principal amount of 9.25% Senior Unsecured Notes due 2026 (the “April 2026 Unsecured Notes”) in a private placement, the proceeds of which were used to repurchase $1,500 million in aggregate principal amount of unsecured notes which consisted of: (i) $1,017 million in principal amount of the March 2020 Unsecured Notes, (ii) $411 million in principal amount of the 6.375% October 2020 Unsecured Notes and (iii) $72 million in principal amount of the August 2021 Unsecured Notes. All fees and expenses associated with these transactions were paid with cash generated from operations (collectively, the “March 2018 Refinancing Transactions”). During May 2018, VPI redeemed an additional $104 million in principal amount of 6.375% October 2020 Unsecured Notes using cash generated from operations. The April 2026 Unsecured Notes accrue interest at the rate of 9.25% per year, payable semi-annually in arrears on each of April 1 and October 1.
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

8.50% Senior Unsecured Notes due 2027 - June 2018 Refinancing Transactions
As part of the June 2018 Refinancing Transactions, VPI issued $750 million in aggregate principal amount of January 2027 Unsecured Notes in a private placement, the proceeds of which, when combined with the remaining net proceeds from the 2025 Term Loan B Facility and cash generated from operations, were deposited with The Bank of New York Mellon Trust Company, N.A., as trustee under the indentures governing the June 2018 Unsecured Refinanced Debt, to redeem the June 2018 Unsecured Refinanced Debt at its aggregate redemption price and the indentures governing the June 2018 Unsecured Refinanced Debt were discharged. The January 2027 Unsecured Notes accrue interest at the rate of 8.50% per year, payable semi-annually in arrears on each of January 31 and July 31.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company's outstanding debt obligations as of September 30, 2018 and December 31, 2017 was 6.32% and 6.07%, respectively.
Maturities
Maturities and mandatory payments of debt obligations for the period October through December 2018, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
October through December 2018	$125
2019	230
2020	228
2021	2,628
2022	1,478
2023	6,293
Thereafter	14,073
Total gross maturities	25,055
Unamortized discounts	(324)
Total long-term debt and other	$24,731

11.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries. Net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three and nine months ended September 30, 2018 and 2017 consists of:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Three Months Ended September 30,
(in millions)	2018	2017	2018	2017	2018	2017
Service cost	$—	$1	$1	$1	$—	$—
Interest cost	2	2	1	1	1	1
Expected return on plan assets	(4)	(4)	(1)	(2)	—	—
Amortization of prior service credit	—	—	(1)	—	(1)	—
Amortization of net loss	—	—	1	—	—	—
Net periodic (benefit) cost	$(2)	$(1)	$1	$—	$—	$1

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017	2018	2017
Service cost	$1	$2	$2	$2	$—	$—
Interest cost	5	6	4	3	1	2
Expected return on plan assets	(11)	(10)	(4)	(4)	—	—
Amortization of prior service credit	—	—	(1)	(1)	(2)	(2)
Amortization of net loss	—	—	1	1	—	—
Net periodic (benefit) cost	$(5)	$(2)	$2	$1	$(1)	$—
During the nine months ended September 30, 2018, the Company contributed $4 million, $6 million and $3 million to the U.S. pension benefit plans, the non-U.S. pension benefit plans and the postretirement benefit plan, respectively. The Company expects to contribute $5 million, $7 million and $6 million in 2018 to the U.S. pension benefit plans, the non-U.S. pension benefit plans and the postretirement benefit plan, respectively, inclusive of amounts contributed during the nine months ended September 30, 2018.

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

Effective April 30, 2018, the Company amended and restated the 2014 Plan (the “Amended and Restated 2014 Plan”). The Amended and Restated 2014 Plan includes the following amendments: (i) the number of common shares authorized for issuance under the Amended and Restated 2014 Plan has been increased by an additional 11,900,000 common shares, as approved by the requisite number of shareholders at the Company’s annual general meeting held on April 30, 2018, (ii) introduction of a $750,000 aggregate fair market value limit on awards (in either equity, cash or other compensation) that can be granted in any calendar year to a participant who is a non-employee director, (iii) housekeeping changes to address recent changes to Section 162(m) of the Internal Revenue Code, (iv) awards are expressly subject to the Company’s clawback policy and (v) awards not assumed or substituted in connection with a Change of Control (as defined in the Amended and Restated 2014 Plan) will only vest on a pro rata basis.
Approximately 14,228,000 common shares were available for future grants as of September 30, 2018. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
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
The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Stock options	$6	$4	$17	$14
RSUs	16	15	48	56
	$22	$19	$65	$70

Research and development expenses	$3	$2	$7	$6
Selling, general and administrative expenses	19	17	58	64
	$22	$19	$65	$70
During the nine months ended September 30, 2018 and 2017, the Company granted approximately 2,106,000 stock options with a weighted-average exercise price of $15.46 per option and approximately 1,545,000 stock options with a weighted-average exercise price of $14.28 per option, respectively. The weighted-average fair values of all stock options granted to employees during the nine months ended September 30, 2018 and 2017 were $7.82 and $5.97, respectively.
During the nine months ended September 30, 2018 and 2017, the Company granted approximately 2,844,000 time-based RSUs with a weighted-average grant date fair value of $17.36 per RSU and approximately 3,557,000 time-based RSUs with a weighted-average grant date fair value of $11.78 per RSU, respectively.
During the nine months ended September 30, 2018 and 2017, the Company granted approximately 878,000 and 416,000 performance-based RSUs, consisting of approximately 469,000 and 208,000 units of TSR performance-based RSUs with an average grant date fair value of $29.35 and $16.34 per RSU and approximately 409,000 and 208,000 units of ROTC performance-based RSUs with a weighted-average grant date fair value of $18.80 and $15.76 per RSU, respectively.
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
As of September 30, 2018, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $111 million, which will be amortized over a weighted-average period of 1.89 years.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	September 30, 2018	December 31, 2017
Foreign currency translation adjustments	$(2,032)	$(1,877)
Pension and postretirement benefit plan adjustments, net of tax	(21)	(19)
	$(2,053)	$(1,896)
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
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Product related research and development	$98	$73	$265	$245
Quality assurance	9	8	28	26
	$107	$81	$293	$271

15.	OTHER INCOME, NET
Other income, net consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Gain on the iNova Sale (Note 4)	$—	$(306)	$—	$(306)
Gain on the Skincare Sale (Note 4)	—	3	—	(316)
Gain on the Dendreon Sale (Note 4)	—	(25)	—	(98)
Net loss on other sales of assets	26	—	26	25
Litigation and other matters	(40)	3	(30)	112
Other, net	(1)	—	—	(1)
	$(15)	$(325)	$(4)	$(584)
Litigation and other matters includes a favorable adjustment of $40 million during the three months ended September 30, 2018 related to the Salix SEC litigation offset by other amounts provided for certain matters. See Note 18, "LEGAL PROCEEDINGS" for additional information.

16.	INCOME TAXES
For interim financial statement purposes, U.S. GAAP income tax expense/benefit related to ordinary income is determined by applying an estimated annual effective income tax rate against a company's ordinary income, subject to certain limitations on the benefit of losses. Income tax expense/benefit related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of the Company's income tax provision requires the use of management forecasts and other estimates, application of statutory income tax rates, and an evaluation of valuation allowances. The estimate of tax expense in 2018 includes an estimate of the effects of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) including both GILTI and BEAT as defined below.
Provision for income taxes for the nine months ended September 30, 2018 was $74 million and included: (i) $203 million of net income tax expense for discrete items, which includes: (a) $255 million of tax charges related to internal restructurings and (b) a $57 million tax benefit related to the impairment of intangible assets and (ii) $129 million of income tax benefit for the Company's ordinary loss during the nine months ended September 30, 2018.
Benefit from income taxes for the nine months ended September 30, 2017 was $2,829 million and included: (i) $334 million of income tax benefit for the Company's ordinary loss for the nine months ended September 30, 2017, (ii) $2,626 million of tax benefit from internal restructuring efforts, consisting of the reversal of a $1,947 million deferred tax liability for previously recorded outside basis differences and a $679 million increase in deferred tax assets for net operating losses ("NOLs") available after the carryback of a capital loss and utilization against current year income, (iii) a charge of $224 million resulting from the Company’s divestitures during the nine months ended September 30, 2017 and (iv) a $108 million tax benefit related to an intangible impairment during the nine months ended September 30, 2017.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made except that, as a result of the 2018 adoption of guidance regarding intra-entity transfers, any change in valuation allowance surrounding the adoption of the intra-entity transfer resulting from this adoption was recorded within equity. The valuation allowance against deferred tax assets was $2,473 million and $2,001 million as of September 30, 2018 and December 31, 2017, respectively. The increase was due to continued losses in Canada and the Company's internal restructuring efforts recorded discretely. The Company will continue to assess the need for a valuation allowance on a go-forward basis.
As of September 30, 2018 and December 31, 2017, the Company had $639 million and $598 million of unrecognized tax benefits, which included $47 million and $41 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of September 30, 2018, $263 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that unrecognized tax benefits resolved within the next 12 months will not be material.
On December 22, 2017, the Tax Act was signed into law and includes a number of changes in the U.S. tax law, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Tax Act also implements a modified territorial tax system that includes a one-time transition tax on the accumulated previously untaxed earnings of foreign subsidiaries (the “Transition Toll Tax”) equal to 15.5% (reinvested in liquid assets) or 8% (reinvested in non-liquid assets). At the taxpayer's election, the Transition Toll Tax can be paid over an eight-year period without interest, starting in 2018. In October 2018, the Company has provisionally elected not to use this option and instead used U.S. NOLs to offset this income inclusion.
The Tax Act also includes two new U.S. tax base erosion provisions: (i) the base-erosion and anti-abuse tax (“BEAT”) and (ii) the global intangible low-taxed income (“GILTI”). BEAT provides a minimum tax on U.S. tax deductible payments made to related foreign parties after December 31, 2017. GILTI requires an entity to include in its U.S. taxable income the earnings of its foreign subsidiaries in excess of an allowable return on each foreign subsidiary’s depreciable tangible assets. Accounting guidance provides that the impacts of this provision can be included in the consolidated financial statements either by recording the impacts in the period in which GILTI has been incurred or by adjusting deferred tax assets or liabilities in the period of enactment related to basis differences expected to reverse as a result of the GILTI provisions in future years. The Company has provisionally elected to provide for the GILTI tax in the period in which it is incurred and, therefore, the 2017 Benefit for income taxes did not include a provision for GILTI. The 2018 Provision for income taxes includes the estimate of the effects of the Tax Act including GILTI and BEAT.
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
The Company has provided for income taxes, including the impacts of the Tax Act, in accordance with the accounting guidance issued through the date of issuance of these consolidated financial statements. In accordance with accounting guidance, the Company has provisionally provided for the income tax effects of the Tax Act as of December 31, 2017 and will finalize the provisional amounts associated with the Tax Act within one year of its enactment, namely December 22, 2018.
The Company’s Benefit from income taxes for the year 2017 included provisional net tax benefits of $975 million attributable to the Tax Act which included: (i) the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future of $774 million, (ii) the one-time Transition Toll Tax of $88 million and (iii) the decrease in deferred tax assets attributable to certain legal accruals, the deductibility of which is uncertain for U.S. federal income tax purposes, of $10 million. The Company has provisionally utilized NOLs to offset the provisionally determined $88 million Transition Toll Tax and therefore no amount was recorded as payable. The Company has previously provided for residual U.S. federal income tax on its outside basis differences in certain foreign subsidiaries which, due to the Tax Act, are no longer taxable. As such, the Company's residual U.S. federal tax liability of $299 million prior to the law change was reversed and the Company recognized a deferred income tax benefit of $299 million in the fourth quarter of 2017.
The provisional amounts included in the Company's Benefit from income taxes for the year 2017 will be finalized as regulations and other guidance are published. The Company continually updates the provisional amounts based upon recently issued guidance by accounting regulatory bodies, the U.S. Internal Revenue Service and state and local governments, including the proposed regulations regarding the one-time Transition Toll Tax on the pre-2018 earnings of certain non-U.S. subsidiaries released by the U.S. Treasury Department on August 1, 2018. As part of its full assessment, the Company will assess the impact of the Tax Act on the Company’s tax filings for the year 2017. Although its assessment is still in progress, through the date of issuance of these unaudited consolidated financial statements, the Company has not identified any material revisions to the provisional amounts provided in the Company's Benefit from income taxes for the year 2017. Differences between the provisional Benefit from income taxes as provided in 2017 and the benefit or provision for income taxes when those provisional amounts are finalized in 2018 can be expected and those differences could be material.
On September 5, 2018, Ireland’s Minister for Finance and Public Expenditure and Reform published Ireland’s Corporation Tax Roadmap incorporating implementation of the European Union Anti-Tax Avoidance Directives. Additionally, a Finance Bill including some of these directives was issued in October 2018. The Company is in the process of evaluating these proposals and the impacts on its results as necessary.
The Company continues to be under examination by the Canada Revenue Agency. Subsequent to September 30, 2018, the Company received additional assessments from the Canada Revenue Agency, which the Company is in the process of evaluating. The Company’s position as of September 30, 2018 with regard to proposed audit adjustments has not changed and the proposed adjustments continue to result primarily in a loss of tax attributes that are subject to a full valuation allowance.
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
The Company's U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2002 through 2016.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2016. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's consolidated financial statements.
The Company’s subsidiaries in Australia are under audit by the Australian Tax Office for various years beginning in 2010. On August 8, 2017, the Australian Taxation Office issued a notice of assessment for the tax years 2011 through 2017 in the aggregate amount of $117 million, which includes penalties and interest. The Company disagrees with the assessment and continues to believe that its tax positions are appropriate and supported by the facts, circumstances and applicable laws. The Company intends to defend its tax position in this matter vigorously and has filed a holding objection against the assessment by the Australian Taxation Office and has secured a bank guarantee to cover any potential cash outlays regarding this assessment. Other non-current assets as of September 30, 2017 includes restricted cash of $77 million deposited with a bank as collateral to secure the bank guarantee for the benefit of the Australian Government. On January 9, 2018, the cash collateral of $77 million of restricted cash was returned to the Company in exchange for a $77 million letter of credit.
Certain affiliates of the Company in regions outside of Canada, the U.S., Germany and Australia are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain tax benefits. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's consolidated financial statements.

17.	(LOSS) EARNINGS PER SHARE
(Loss) earnings per share attributable to Bausch Health Companies Inc. were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Net (loss) income attributable to Bausch Health Companies Inc.	$(350)	$1,301	$(3,804)	$1,891

Basic weighted-average common shares outstanding	351.5	350.4	351.1	350.1
Diluted effect of stock options and RSUs	—	1.9	—	1.3
Diluted weighted-average common shares outstanding	351.5	352.3	351.1	351.4

(Loss) earnings per share attributable to Bausch Health Companies Inc.:
Basic	$(1.00)	$3.71	$(10.83)	$5.40
Diluted	$(1.00)	$3.69	$(10.83)	$5.38
During the three and nine months ended September 30, 2018, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
(in millions)
Basic weighted-average common shares outstanding	351.5	351.1
Diluted effect of stock options and RSUs	4.2	3.4
Diluted weighted-average common shares outstanding	355.7	354.5
During the three and nine months ended September 30, 2018, time-based RSUs, performance-based RSUs and stock options to purchase approximately 3,750,000 and 3,979,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and nine months ended September 30, 2017, time-based RSUs, performance-based RSUs and stock options to purchase approximately 7,601,000 and 7,601,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

18.	LEGAL PROCEEDINGS
From time to time, the Company becomes involved in various legal and administrative proceedings, which include product liability, intellectual property, commercial, tax, antitrust, governmental and regulatory investigations, related private litigation and ordinary course employment-related issues. From time to time, the Company also initiates actions or files counterclaims. The Company could be subject to counterclaims or other suits in response to actions it may initiate. The Company believes that the prosecution of these actions and counterclaims is important to preserve and protect the Company, its reputation and its assets. Certain of these proceedings and actions are described below.
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of September 30, 2018, the Company's consolidated balance sheet includes accrued current loss contingencies of $11 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
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
Investigation by the U.S. Attorney's Office for the Southern District of New York
In October 2015, the Company received a subpoena from the U.S. Attorney's Office for the Southern District of New York. The materials requested, pursuant to the subpoena and follow-up requests, include documents and witness interviews with respect to the Company’s patient assistance programs; its former relationship with Philidor Rx Services, LLC ("Philidor") and other pharmacies; the Company’s accounting treatment for sales by specialty pharmacies; information provided to the Centers for Medicare and Medicaid Services; the Company’s pricing (including discounts and rebates), marketing and distribution of its products; the Company’s compliance program; and employee compensation. The Company is cooperating with this investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
SEC Investigation
Beginning in November 2015, the Company received from the staff of the Los Angeles Regional Office of the SEC subpoenas for documents, as well as various document, testimony and interview requests, related to its investigation of the Company, including requests concerning the Company's former relationship with Philidor, its accounting practices and policies, its public disclosures and other matters. The Company is cooperating with the SEC in this matter. The Company cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of the SEC investigation.
AMF Investigation
On April 12, 2016, the Company received a request letter from the Autorité des marchés financiers (the “AMF”) requesting documents concerning the work of the Company’s ad hoc committee of independent directors (established to review certain allegations regarding the Company’s former relationship with Philidor and related matters), the Company’s former relationship with Philidor, the Company's accounting practices and policies and other matters. The Company is cooperating with the AMF in this matter. In July 2018, the Company was advised by the AMF that it had issued a formal investigation order in respect of the Company on February 2, 2018. The Company cannot predict whether any enforcement action against the Company will result from such investigation.

Investigation by the State of Texas
On May 27, 2014, the State of Texas served Bausch & Lomb Incorporated ("B&L Inc.") with a Civil Investigative Demand concerning various price reporting matters relating to the State's Medicaid program and the amounts the State paid in reimbursement for B&L products for the period from 1995 to the date of the Civil Investigative Demand.  The Company and B&L Inc. have cooperated fully with the State's investigation and have produced all of the documents requested by the State.  In April 2016, the State sent B&L Inc. a demand letter claiming damages in the amount of $20 million. The Company and B&L Inc. have evaluated the letter and disagree with the allegations and methodologies set forth in the letter. In June 2016, the Company and B&L Inc. responded to the State. In July 2018, the State responded to the Company's June 2016 letter and indicated that it disagreed with certain of the Company’s positions and would send a response to the Company's June 2016 letter, which the Company has not yet received.
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
On May 31, 2016, the Court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 3:15-cv-07658, and appointing a lead plaintiff and lead plaintiff’s counsel. On June 24, 2016, the lead plaintiff filed a consolidated complaint naming additional defendants and asserting additional claims based on allegations of false and misleading statements and/or omissions similar to those in the initial complaints. Specifically, the consolidated complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act against the Company, and certain current or former officers and directors, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain current or former officers and directors, and certain other parties. The lead plaintiff seeks to bring these claims on behalf of a putative class of persons who purchased the Company’s equity securities and senior notes in the United States between January 4, 2013 and March 15, 2016, including all those who purchased the Company’s securities in the United States in the Company’s debt and stock offerings between July 2013 to March 2015. On September 13, 2016, the Company and the other defendants moved to dismiss the consolidated complaint. Briefing on the Company's motion was completed on January 13, 2017. On April 28, 2017, the Court dismissed certain claims arising out of the Company's private placement offerings and otherwise denied the motions to dismiss. Defendants' answers to the consolidated complaint were filed on August 18, 2017. On June 6, 2018, a putative class action was filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. This action, captioned Timber Hill LLC, v. Valeant Pharmaceuticals International, Inc., et al., (Case No. 2:18-cv-10246), asserts securities fraud claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons who purchased call options or sold put options on the Company’s common stock during the period January 4, 2013 through August 11, 2016. On June 11, 2018, this action was consolidated with In re Valeant Pharmaceuticals International, Inc. Securities Litigation, (Case No. 3:15-cv-07658). On September 20, 2018, lead plaintiff filed an amended complaint, adding claims against ValueAct Capital Management L.P. and affiliated entities.
In addition to the consolidated putative class action, twenty-nine groups of individual investors in the Company’s stock and debt securities at this point have chosen to opt out of the consolidated putative class action and filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors and other such proceedings may be initiated or asserted. These actions are captioned: T. Rowe Price Growth Stock Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-5034); Equity Trustees Limited as Responsible Entity for T. Rowe Price Global Equity Fund v. Valeant Pharmaceuticals International Inc. (Case No. 16-cv-6127); Principal Funds, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-6128); BloombergSen Partners Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7212); Discovery Global Citizens Master Fund, Ltd. v. Valeant

Pharmaceuticals International, Inc. (Case No. 16-cv-7321); MSD Torchlight Partners, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7324); BlueMountain Foinaven Master Fund, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7328); Incline Global Master LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7494); VALIC Company I v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7496); Janus Aspen Series v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7497) (“Janus Aspen”); Okumus Opportunistic Value Fund, LTD v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6513) (“Okumus”); Lord Abbett Investment Trust- Lord Abbett Short Duration Income Fund, v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6365) (“Lord Abbett”); Pentwater Equity Opportunities Master Fund LTD v. Valeant Pharmaceuticals International, Inc., et al. (Case No. 17-cv-7552), Public Employees’ Retirement System of Mississippi v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-7625) (“Mississippi”); The Boeing Company Employee Retirement Plans Master Trust v. Valeant Pharmaceuticals International Inc., et al., (Case No. 17-cv-7636) (“Boeing”); State Board of Administration of Florida v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-12808); The Regents of the University of California v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-13488); GMO Trust v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0089); Första AP Fonden v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-12088); New York City Employees’ Retirement System v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0032) (“NYCERS”); Blackrock Global Allocation Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0343) (“Blackrock”); Colonial First State Investments Limited As Responsible Entity for Commonwealth Global Shares Fund 1 v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0383); Bharat Ahuja v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0846); Brahman Capital Corp. v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0893); The Prudential Insurance Company of America v. Valeant Pharmaceuticals International, Inc. (Case No. 3:18-cv-01223) (“Prudential”); Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) ("Senzar"); and 2012 Dynasty UC LLC v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-08595) ("2012 Dynasty"); and Catalyst Dynamic Alpha Fund v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-12673) (“Catalyst”); and Northwestern Mutual Life Insurance Co., v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-15286) (“Northwestern Mutual”).
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
These individual shareholder actions assert claims under Sections 10(b), 18, and 20(a) of the Exchange Act, Sections 11, 12(a)(2), and 15 of the Securities Act, common law fraud, and negligent misrepresentation under state law, based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. Plaintiffs in the Lord Abbett, Boeing, Mississippi, NYCERS, Hound Partners, Blackrock, Catalyst, 2012 Dynasty cases and Northwestern Mutual additionally assert claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act. The allegations in the complaints are similar to those made by plaintiffs in the putative class action.
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
Defendants filed motions for partial dismissal in the Lord Abbett, Mississippi, and Boeing cases on December 6, 2017. Briefing on those motions was completed on March 15, 2018. On July 31, 2018, the Court dismissed the common law fraud and negligent misrepresentation claims and otherwise denied the motions for partial dismissal. Defendants filed actions for partial dismissal in the Okumus case in December 18, 2017. On February 1, 2018, the parties filed a stipulation and proposed order in the Okumus case that would withdraw Defendants’ motions for partial dismissal, and dismiss Okumus’ state-law claims. The Court entered that stipulation on February 2, 2018. Defendants filed a motion for partial dismissal in the Pentwater case on February 13, 2018. Briefing on that motion was completed on March 27, 2018. On September 14, 2018, the Court denied the motion for partial dismissal. Defendants filed motions for partial dismissal in the NYCERS and Blackrock cases on February 23, 2018. Briefing on those motions was completed on April 30, 2018. On September 14, 2018, the Court denied the motion for partial dismissal in the Blackrock case. On September 26, 2018, the Court denied the motion for partial dismissal in the NYCERS case. On September 21, 2018 plaintiffs in the Blackrock case amended the complaint to add claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act. Defendants filed a motion for partial dismissal in the Senzar case on May 4, 2018. Briefing on this motion was completed on June 18, 2018. On September 14, 2018, the Court denied the motion for partial dismissal. Defendants filed a motion for partial dismissal in the Hound Partners case on May 22, 2018. Briefing on that motion was completed on July 30, 2018. On September 14, 2018, the Court dismissed all claims brought under the New Jersey Racketeer Influenced and Corrupt Organizations Act, as well as the common law fraud and negligent misrepresentation claims, and otherwise denied the motion for partial dismissal. Defendants filed a motion for partial dismissal in the 2012 Dynasty case on June 15, 2018. Briefing on that motion was completed on July 27, 2018. Defendants filed a motion for partial dismissal in the Catalyst case on October 22, 2018. Briefing on that motion will be completed on December 21, 2018.
The Company believes the individual complaints and the consolidated putative class action are without merit and intends to defend itself vigorously.
Canadian Securities Litigation
In 2015, six putative class actions were filed and served against the Company in Canada in the provinces of British Columbia, Ontario and Quebec. These actions are captioned: (a) Alladina v. Valeant, et al. (Case No. S-1594B6) (Supreme Court of British Columbia) (filed November 17, 2015); (b) Kowalyshyn v. Valeant, et al. (CV-15-540593-00CP) (Ontario Superior Court) (filed November 16, 2015); (c) Kowalyshyn et al. v. Valeant, et al. (CV-15-541082-00CP) (Ontario Superior Court) (filed November 23, 2015); (d) O’Brien v. Valeant et al. (CV-15-543678-00CP) (Ontario Superior Court) (filed December 30, 2015); (e) Catucci v. Valeant, et al. (Court File No. 540-17-011743159) (Quebec Superior Court) (filed October 26, 2015); and (f) Rousseau-Godbout v. Valeant, et al. (Court File No. 500-06-000770-152) (Quebec Superior Court) (filed October 27, 2015). The Alladina, Kowalyshyn, O’Brien, Catucci and Rousseau-Godbout actions also name, among others, certain current or former directors and officers of the Company. The Rosseau-Godbout action was subsequently stayed by the Quebec Superior Court by consent order.
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
In addition to the class proceedings described above, on April 12, 2018, the Company was served with an application for leave filed in the Quebec Superior Court of Justice to pursue an action under the Quebec Securities Act against the Company and certain current or former officers and directors. This action is captioned BlackRock Asset Management Canada Limited et al. v. Valeant, et al. (Court File No. 500-11-054155-185). The allegations in the proceeding are similar to those made by plaintiffs in the Catucci class action. On June 18, 2018, the same BlackRock entities filed an originating application against the same defendants asserting claims under the Quebec Civil Code in respect of the same alleged misrepresentations.
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
RICO Class Actions
Between May 27, 2016 and September 16, 2016, three virtually identical actions were filed in the U.S. District Court for the District of New Jersey against the Company and various third parties, alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third-party payors that paid claims submitted by Philidor for certain Company branded drugs between January 2, 2013 and November 9, 2015 (Airconditioning and Refrigeration Industry Health and Welfare Trust Fund et al. v. Valeant Pharmaceuticals International. Inc. et al., No. 3:16-cv-03087, Plumbers Local Union No. 1 Welfare Fund v. Valeant Pharmaceuticals International Inc. et al., No. 3:16-cv-3885 and N.Y. Hotel Trades Council et al v. Valeant Pharmaceuticals International. Inc. et al., No. 3:16-cv-05663).  On November 30, 2016, the Court entered an order consolidating the three actions under the caption In re Valeant Pharmaceuticals International, Inc. Third-Party Payor Litigation, No. 3:16-cv-03087. A consolidated class action complaint was filed on December 14, 2016. The consolidated complaint alleges, among other things, that the Defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription.  The complaint further alleges that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute.  The Company moved to dismiss the consolidated complaint on February 13, 2017. Briefing of the motion was completed on May 17, 2017. On March 14, 2017, other defendants filed a motion to stay the RICO class action pending the resolution of criminal proceedings against Andrew Davenport and Gary Tanner. The Company did not oppose the motion to stay. On August 9, 2017, the Court granted the motion to stay and entered an order staying all proceedings in the case and accordingly terminating other pending motions.
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
Hound Partners Lawsuit
On October 19, 2018, Hound Partners Offshore Fund, LP, Hound Partners Long Master, LP, and Hound Partners Concentrated Master, LP, filed a lawsuit against the Company in the Superior Court of New Jersey Law Division/Mercer County. This action is captioned Hound Partners Offshore Fund, LP et al., v. Valeant Pharmaceuticals International, Inc., et al. (No. MER-L-002185-18). This suit asserts claims for common law fraud, negligent misrepresentation, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act. The factual allegations made in this complaint are similar to those made in the District of New Jersey Hound Partners action. The Company disputes the claims and intends to vigorously defend this matter.
Antitrust
Contact Lens Antitrust Class Actions
Beginning in March 2015, a number of civil antitrust class action suits were filed by purchasers of contact lenses against B&L Inc., three other contact lens manufacturers, and a contact lens distributor, alleging that the defendants engaged in an anticompetitive scheme to eliminate price competition on certain contact lens lines through the use of unilateral pricing policies. The plaintiffs in such suits alleged violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, and of various state antitrust and consumer protection laws, and further alleged that the defendants have been unjustly enriched through their alleged conduct. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, punitive and/or other damages, including attorneys’ fees. By order dated June 8, 2015, the JPML centralized the suits in the Middle District of Florida, under the caption In re Disposable Contact Lens Antitrust Litigation, Case No. 3:15-md-02626-HES-JRK, before U.S. District Judge Harvey E. Schlesinger. After the Class Plaintiffs filed a corrected consolidated class action complaint on December 16, 2015, the defendants jointly moved to dismiss those complaints. On June 16, 2016, the Court granted the Defendants' motion to dismiss with respect to claims brought under the Maryland Consumer Protection Act, but denied the motion to dismiss with respect to claims brought under Sherman Act, Section 1 and other state laws. Discovery has been concluded. On March 3, 2017, the Class Plaintiffs filed their motion for class certification. On June 15, 2017, defendants filed a motion to oppose the plaintiffs' class certification motion, as well as motions to exclude plaintiffs' expert reports. An evidentiary hearing was held before Judge Schlesinger on August 1 and 2, 2018. On August 20, 2018, the Company filed a motion for summary judgment. Briefing related to the motion for summary judgment is scheduled to be completed on December 17, 2018. The Company intends to vigorously defend all of these actions.
Generic Pricing Antitrust Class Action
On June 22, 2018, the Company's subsidiaries, Valeant Pharmaceuticals North America LLC (“VPNA”), Valeant Pharmaceuticals International and Oceanside Pharmaceuticals, Inc., were added as defendants in putative class action multidistrict antitrust litigation entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16-MD-2724). The complaint was filed by direct purchaser plaintiffs on behalf of themselves and others similarly situated. The plaintiffs seek damages under federal antitrust laws. Separate complaints have been filed by other plaintiffs that have been consolidated in the same multidistrict litigation that do not name the Company or any of its subsidiaries as a defendant. Plaintiffs assert that the Company’s subsidiaries purportedly entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. Specific claims against the Company’s subsidiaries relate to generic pricing of the Company’s metronidazole vaginal product as part of an alleged overarching conspiracy among generic drug manufacturers. Prior to the Company’s subsidiaries being added to the case, some of the defendants moved to dismiss certain of the consolidated amended complaints. On October 16, 2018, the Court granted in part and denied in part these defendants’ motions to dismiss. The parties will now agree on a briefing schedule for the remaining defendants, including the Company’s subsidiaries, to move to dismiss or otherwise respond to the complaint. Discovery against the Company’s subsidiaries has commenced. The Company intends to vigorously defend this matter.
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Relistor®, Apriso®, Uceris®, Cardizem®, Prolensa® and Jublia® in the United States and Glumetza® in Canada, or other similar suits. These matters are proceeding in the ordinary course. In addition, patents covering the Company's branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review (IPR) at the US Patent & Trademark Office. The proceedings operate under different standards from district court proceedings, and are often completed within 18 months of institution.  IPR challenges have been brought against patents covering the Company's branded pharmaceutical products.  For example, following Acrux DDS’s IPR petition, the US Patent and Trial Appeal Board, in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia® and, on June 6, 2018, issued a written determination invalidating such patent. An appeal of this decision was filed on August 7, 2018. Jublia® continues to be covered by seven other Orange Book-listed patents owned by the Company, which expire in the years 2028 through 2034.
Product Liability
Shower to Shower Products Liability Litigation
The Company has been named in one hundred and sixty-three lawsuits involving the Shower to Shower body powder product acquired in September 2012 from Johnson & Johnson. The Company has been successful in obtaining a number of dismissals as to the Company and/or its subsidiary, VPNA, in some of these cases. The Company continues to seek dismissals in these cases and to pursue agreements from plaintiffs to not oppose the Company’s motions for summary judgment.
These lawsuits include one case originally filed on December 30, 2016 in the In re Johnson & Johnson Talcum Powder Litigation, Multidistrict Litigation 2738, pending in the United States District Court for the District of New Jersey. The Company and VPNA were first named in a lawsuit filed directly into the MDL alleging that the use of the Shower to Shower product caused the plaintiff to develop ovarian cancer. On March 24, 2017, the plaintiff agreed to a dismissal of all claims against the Company and VPNA without prejudice. The Company has been named in one additional lawsuit, originally filed in the District of Puerto Rico and subsequently transferred into the MDL, but has not been served in that case. The Company was also named in two additional lawsuits filed directly into the MDL that have also not yet been served.
These lawsuits also include a number of matters filed in the Superior Court of Delaware and five cases filed in the Superior Court of New Jersey alleging that the use of Shower to Shower caused the plaintiffs to develop ovarian cancer. The Company has been voluntarily dismissed from nearly all of these cases, with claims against VPNA only remaining in most of these cases. Four of the five cases in the Superior Court of New Jersey were voluntarily dismissed as to VPNA as well. These lawsuits also include allegations against Johnson & Johnson, directed primarily to its marketing of and warnings for the Shower to Shower product prior to the Company’s acquisition of the product in September 2012. The allegations in these cases specifically directed to VPNA include failure to warn, design defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, and punitive damages. Plaintiffs seek compensatory damages including medical expenses, pain and suffering, mental anguish anxiety and discomfort, physical impairment, loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, treble damages, and attorneys’ fees.
These lawsuits also include a number of cases filed in certain state courts in the United States (including the Superior Courts of California, Delaware and New Jersey); the District Court of Louisiana; the Supreme Court of New York (Niagara County); the District Court of Oklahoma City, Oklahoma; the South Carolina Court of Common Pleas (Richland County); and the District Court of Nueces County, Texas (transferred to the asbestos MDL docket in the District Court of Harris County, Texas for pre-trial purposes) alleging use of Shower to Shower and other products resulted in the plaintiffs developing mesothelioma.

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
The Company intends to defend itself vigorously in each of the remaining actions that are not voluntarily dismissed or subject to a grant of summary judgment. The Company believes that its potential liability (including its attorneys’ fees and costs) arising out of the Shower to Shower lawsuits filed against the Company is subject to certain indemnification obligations of Johnson & Johnson owed to the Company, and legal fees and costs have been and are currently being reimbursed by Johnson & Johnson. The Company has provided Johnson & Johnson with notice that the lawsuits filed against the Company relating to Shower to Shower are subject to indemnification by Johnson & Johnson. While Johnson & Johnson continues to indemnify the Company, the Company has initiated proceedings in arbitration against Johnson & Johnson relating to the scope and amount of such indemnification.
General Civil Actions
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which sought an order certifying a proposed class proceeding against the Company and a predecessor, Afexa Life Sciences Inc. ("Afexa") (Case No. NEW-S-S-140954). The proposed claim asserted that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the proposed class has suffered damages as a result. On November 8, 2013, the Plaintiff served an amended notice of civil claim which sought to re-characterize the representation claims and broaden them from what was originally claimed. On December 8, 2014, the Company filed a motion to strike certain elements of the Plaintiff’s claim for failure to state a cause of action. In response, the Plaintiff proposed further amendments to its claim. The hearing on the motion to strike and the Plaintiff’s amended claim was held on February 4, 2015. The Court allowed certain additional subsequent amendments, while it struck others. The hearing to certify the class was held on April 4-8, 2016 and, on November 16, 2016, the Court issued a decision dismissing the plaintiff’s application for certification of this action as a class proceeding. On December 15, 2016, the plaintiff filed a notice of appeal in the British Columbia Court of Appeal appealing the decision to dismiss the application for certification. The plaintiff filed its appeal factum on March 15, 2017 and the Company filed its appeal factum on April 19, 2017. The appeal hearing was held on September 19, 2017 and, on April 30, 2018, the British Columbia Court of Appeal dismissed the appeal. On June 29, 2018, the plaintiff filed leave to appeal to the Supreme Court of Canada in this matter and the Company filed its reply on August 30, 2018. The Company intends to continue to vigorously defend this matter.
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
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Valeant Pharmaceuticals International (“VPI”) in the Supreme Court of the State of New York, County of New York, Index No. 651597/2018. Doctors Allergy asserts breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by VPI.  Doctors Allergy claims its damages are not less than $23 million.  On June 14, 2018, VPI filed a motion to dismiss the complaint in part and a motion to strike and the matter is currently in discovery. Oral argument on this motion has been scheduled for November 13, 2018. VPI disputes the claims and intends to vigorously defend this matter.
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed since July 1, 2018, have been inactive from the Company’s perspective for several quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company's next public reports and disclosures, unless required. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
Settlement of Arbitration with Alfasigma S.p.A. (“Alfasigma”) (formerly Alfa Wasserman S.p.A.)
On or about July 21, 2016, Alfasigma commenced arbitration against the Company and its subsidiary, Salix Pharmaceuticals, Inc.’s (“Salix Inc.”) under the Rules of Arbitration of the International Chamber of Commerce (No. 22132/GR, Alfa Wasserman S.p.A. v. Salix Pharmaceuticals, Inc. et al.), pursuant to the terms of the Amended and Restated License Agreement between Alfasigma and Salix Inc. (the “ARLA”). In the arbitration, Alfasigma made certain allegations respecting a development project for a formulation of the rifaximin compound (a different formulation to the current formulation, not the Xifaxan® product) that is being conducted under the terms of the ARLA, including allegations that Salix Inc. has failed to use the required efforts with respect to this development and that the Company’s acquisition of Salix Ltd. resulted in a change of control under the ARLA, which entitled Alfasigma to assume control of this development. Alfasigma sought, among other things, a declaration that the provisions of the ARLA relating to the development product and the rights relating to the rifaximin formulation being developed had been terminated and such development and rights shall be returned to Alfasigma, an order requiring the Company and Salix Inc. to pay for the costs of such development (in an amount of at least $80 million), and alleged damages in the amount of approximately $285 million plus arbitration costs and attorney fees. The Company’s Xifaxan® products (and Salix Inc.'s rights thereto under the ARLA) were not the subject of any of the relief sought in this arbitration.
On October 25, 2018, Alfasigma, the Company and Salix Inc. entered into a settlement agreement, pursuant to which the parties released each other from all of the claims raised in the arbitration. In connection with the settlement, the parties have requested a dismissal of the arbitration on a with prejudice basis. In addition, in connection with the settlement, the parties also entered into an amendment to the ARLA providing for the initiation of a late-stage clinical program to study an investigational formulation of the rifaximin compound in patients with Postoperative Crohn’s disease.
Settlement of Salix Ltd. SEC Investigation
In the fourth quarter of 2014, the SEC commenced a formal investigation into alleged securities law violations by Salix Ltd. The investigation related to certain disclosures made prior to the Company’s acquisition of Salix Ltd. (the “Salix Acquisition”) by Salix Ltd. and its then-chief financial officer relating to the amounts of Salix Ltd. drugs held in inventory by certain wholesaler customers. The Company cooperated with the SEC's investigation. On September 28, 2018, the Company reached a settlement of the relevant charges with the SEC, which settlement remains subject to approval by the U.S. District Court for the Southern District of New York. Under the terms of the settlement, Salix Ltd. neither admitted nor denied the SEC’s allegations. No monetary penalty against the Company or Salix Ltd. was assessed by the terms of the settlement. As a result, the Company recorded a favorable adjustment of $40 million reflecting the reversal of the contingent liability assumed in connection with the Salix Acquisition.
Settlement of Xifaxan® Patent Litigation
On or about February 16, 2016, the Company received a Notice of Paragraph IV Certification dated February 11, 2016, from Actavis Laboratories FL, Inc. (“Actavis”), in which Actavis asserted that the U.S. patents listed in the FDA’s Orange Book for Salix Inc. Xifaxan® tablets, 550 mg (the “Xifaxan® Patents”), are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Actavis’ generic rifaximin tablets, 550 mg, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Actavis. On March 23, 2016, Salix Inc. and its affiliates, Salix Pharmaceuticals, Ltd. (“Salix Ltd.”) and Valeant Pharmaceuticals Luxembourg S.à r.l., Alfa Wassermann S.p.A. (“Alfa Wassermann”) (as owner of certain of the Xifaxan® Patents) and Cedars-Sinai Medical Center (as owner of certain of the Xifaxan® Patents) (collectively, the “Plaintiffs”) filed suit against Actavis in the U.S. District Court for the District of Delaware (Case No. 1:16-cv-00188), pursuant to the Hatch-Waxman Act, alleging infringement by Actavis of one or more claims of each of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Actavis’ ANDA for rifaximin tablets, 550 mg. On May 24, 2016, Actavis filed its answer in this matter.
On September 12, 2018, the Company announced that it had agreed to resolve all outstanding intellectual property litigation regarding Actavis’ ANDA. Under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Actavis will have the option to: (1) market a royalty-free generic version of Xifaxan® tablets, 550 mg, should it receive approval from the FDA on its ANDA, or (2) market an authorized generic version of Xifaxan® tablets, 550 mg, with drug supply being provided by Salix Ltd. In the case an authorized generic is marketed, the volume of the authorized generic will be subject to manufacturing and supply quantities until final patent expiry, and the Company will receive a share of the economics from Actavis on its sales of such an authorized generic. The parties have agreed to dismiss all litigation related to Xifaxan®, and all intellectual property protecting Xifaxan® will remain intact and enforceable. The Company will not make any financial payments or other transfers of value as part of the agreement. Actavis acknowledges the validity of the Xifaxan® Patents.
Settlement of Solodyn® Antitrust Class Actions
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
Reportable Segments
During 2017, the Company divested certain businesses. In 2018, the Company began reallocating capital and resources to other businesses. As a result, during the second quarter of 2018, the Company’s CEO, who is the Company’s Chief Operating Decision Maker, commenced managing the business differently through changes in its operating and reportable segments, which necessitated a realignment of the Company's historical segment structure. This realignment is consistent with how the Company’s CEO currently: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, in the second quarter of 2018, the Company began operating in the following reportable segments: (i) Bausch + Lomb/International segment, (ii) Salix segment, (iii) Ortho Dermatologics segment and (iv) Diversified Products segment. Prior period presentations of segment revenues and segment profits have been recast to conform to the current segment reporting structure. See Note 2, "SIGNIFICANT ACCOUNTING POLICIES" for additional information regarding changes to the Company's reportable segments.
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

•	The Salix segment consists of sales in the U.S. of gastrointestinal ("GI") products.

•	The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta medical aesthetic devices.

•
The Diversified Products segment consists of: (i) sales in the U.S. of pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) sales in the U.S. of generic products, (iii) sales in the U.S. of dentistry products, (iv) sales in the U.S. of oncology (or Dendreon) products, (v) global sales of women’s health (or Sprout) products and (vi) sales of certain other businesses divested during 2017 that were not core to the Company's operations. As a result of the divestitures of the Company's equity interests in Dendreon (June 28, 2017) and Sprout (December 20, 2017), the Company exited the oncology and women's health businesses, respectively.

Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, In-process research and development costs, Restructuring and integration costs, Acquisition-related contingent consideration costs and Other income, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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

Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Revenues:
Bausch + Lomb/International	$1,147	$1,234	$3,459	$3,591
Salix	460	452	1,323	1,141
Ortho Dermatologics	177	177	460	556
Diversified Products	352	356	1,017	1,273
	$2,136	$2,219	$6,259	$6,561

Segment profits:
Bausch + Lomb/International	$341	$381	$988	$1,078
Salix	304	277	868	677
Ortho Dermatologics	89	73	193	264
Diversified Products	266	251	763	859
	1,000	982	2,812	2,878
Corporate	(167)	(126)	(442)	(432)
Amortization of intangible assets	(658)	(657)	(2,142)	(1,915)
Goodwill impairments	—	(312)	(2,213)	(312)
Asset impairments	(89)	(406)	(434)	(629)
Restructuring and integration costs	(3)	(6)	(16)	(42)
Acquired in-process research and development costs	—	—	(1)	(5)
Acquisition-related contingent consideration	19	238	23	297
Other (expense) income, net	15	325	4	584
Operating income (loss)	117	38	(2,409)	424
Interest income	3	3	9	9
Interest expense	(420)	(459)	(1,271)	(1,392)
Loss on extinguishment of debt	—	(1)	(75)	(65)
Foreign exchange and other	—	19	18	87
Loss before (provision for) benefit from income taxes	$(300)	$(400)	$(3,728)	$(937)

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

	Three Months Ended September 30, 2018					Three Months Ended September 30, 2017
(in millions)	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total
Pharmaceuticals	$222	$460	$140	$233	$1,055	$241	$452	$140	$272	$1,105
Devices	365	—	29	—	394	367	—	25	—	392
OTC	352	—	—	—	352	397	—	—	—	397
Branded and Other Generics	192	—	—	115	307	213	—	—	79	292
Other revenues	16	—	8	4	28	16	—	12	5	33
	$1,147	$460	$177	$352	$2,136	$1,234	$452	$177	$356	$2,219

	Nine Months Ended September 30, 2018					Nine Months Ended September 30, 2017
(in millions)	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total
Pharmaceuticals	$667	$1,323	$348	$712	$3,050	$722	$1,140	$448	$1,016	$3,326
Devices	1,117	—	90	—	1,207	1,049	—	75	—	1,124
OTC	1,046	—	—	—	1,046	1,153	—	—	—	1,153
Branded and Other Generics	576	—	—	294	870	613	—	—	246	859
Other revenues	53	—	22	11	86	54	1	33	11	99
	$3,459	$1,323	$460	$1,017	$6,259	$3,591	$1,141	$556	$1,273	$6,561
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
U.S. and Puerto Rico	$1,329	$1,306	$3,766	$3,945
China	91	90	273	240
Canada	78	83	231	238
Japan	59	58	165	166
Poland	49	51	164	147
France	46	41	159	142
Mexico	56	54	153	144
Egypt	45	41	134	116
Germany	38	39	130	119
Russia	38	57	106	148
United Kingdom	29	29	87	79
Italy	19	19	64	58
Spain	17	17	61	55
Other	242	334	766	964
	$2,136	$2,219	$6,259	$6,561

Major Customers
Customers that accounted for 10% or more of total revenues consist of:

	Nine Months Ended September 30,
	2018	2017
AmerisourceBergen Corporation	18%	15%
McKesson Corporation (including McKesson Specialty)	18%	20%
Cardinal Health, Inc.	13%	13%

20.	SUBSEQUENT EVENT
Acquisition of Noncontrolling Interest in Medpharma
On October 16, 2018, using cash on hand, the Company acquired the 40% noncontrolling interest of Medpharma Pharmaceutical & Chemical Industries LLC (“Medpharma”) for $20 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through November 6, 2018 and should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1993, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Consolidated Financial Statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2017, which were included in our Annual Report on Form 10-K (as updated by the Current Report on Form 8-K filed on August 10, 2018). In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
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
Reportable Segments
In the second quarter of 2018, the Company began operating in the following operating segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products. Prior to the second quarter of 2018, the Company operated in the following operating segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. The Bausch + Lomb/International segment consists of the: (i) U.S. Bausch + Lomb and (ii) International reporting units. The Salix segment consists of the Salix reporting unit (originally part of the former Branded Rx segment). The Ortho Dermatologics segment consists of the: (i) Ortho Dermatologics (originally part of the former Branded Rx segment) and (ii) Global Solta (originally part of the former Branded Rx segment) reporting units. The Diversified Products segment consists of the: (i) Neurology and Other (originally part of the former U.S. Diversified Product segment), (ii) Generics (originally part of the former U.S. Diversified Product segment) and (iii) Dentistry (originally part of the former Branded Rx segment) reporting units. In 2017, the Neurology and Other reporting unit also included the: (i) oncology business (originally part of the former Branded Rx segment) and (ii) women's health business (originally part of the former Branded Rx segment). Upon divesting its equity interests in Dendreon Pharmaceuticals LLC (“Dendreon”) on June 28, 2017 and Sprout Pharmaceuticals, Inc. (“Sprout”)

on December 20, 2017, the Company exited the oncology and women's health businesses, respectively. Prior period presentations of segment revenues and segment profits have been recast to conform to the current segment reporting structure.
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

•	The Salix segment consists of sales in the U.S. of gastrointestinal ("GI") products.

•	The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta medical aesthetic devices.

•
The Diversified Products segment consists of: (i) sales in the U.S. of pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) sales in the U.S. of generic products, (iii) sales in the U.S. of dentistry products, (iv) sales in the U.S. of oncology (or Dendreon) products, (v) global sales of women’s health (or Sprout) products and (vi) sales of certain other businesses divested during 2017 that were not core to the Company's operations. As a result of the divestitures of the Company's equity interests in Dendreon (June 28, 2017) and Sprout (December 20, 2017), the Company exited the oncology and women's health businesses, respectively.

We have focused our research and development (“R&D”) to advance development programs that we believe will drive growth, while creating efficiencies in our R&D efforts and expenses. These R&D projects include certain products we have dubbed our "Significant Seven", which are products recently launched or expected to launch in the near future pending completion of testing and receiving approval from the U.S. Food and Drug Administration (the "FDA"). These Significant Seven products are: (i) Vyzulta® (Bausch + Lomb), (ii) Siliq™ (psoriasis), (iii) Bryhali™ (psoriasis), (iv) Lumify® (Bausch + Lomb), (v) Duobrii™ (provisional name) (psoriasis), (vi) Relistor® (GI) and (vii) SiHy DailyTM (Bausch + Lomb). As outlined later in this discussion, although revenues associated with our Significant Seven products are currently not material, we believe the prospects for this group over the next five years are substantial.
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
As we continue to work through our plan to build a world-class health care organization, the Company has made changes to its leadership, product focus, infrastructure, geographic footprint and capital structure, which changes we outline below.  As a result of these changes and the progress we made, on May 8, 2018, the Company announced a realignment of the Company’s business structure, including changes to the Company’s operating and reportable segments.  Pursuant to these changes, in the second quarter of 2018, the Company began operating in four operating and reportable segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products. We believe these changes better support and align us with our core businesses and are a better representation of how management measures and reviews our businesses.
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
Once we committed to our core businesses, we began analyzing what to do with those business units and assets that fall outside our definition of “core”. In order to focus on our objectives, we began divesting businesses and assets, which, in each case, were not aligned with our core business objectives. This step not only allowed us to better focus our internal resources on our eye-health, GI and dermatology businesses, but also provided us with significant sources of capital, which we used to reduce our debt and improve our capital structure
As a result of the focus on our core businesses and the divestitures of businesses not aligned with our core business objectives, and reduced sales of products in other segments due to the loss of exclusivity, a greater portion of our revenues are now driven by our core businesses. During the nine months ended September 30, 2018 and 2017, our eye-health, GI and dermatology revenues collectively represented approximately 71% and 66% of our total revenues, respectively. The year-over-year increase in this percentage demonstrates our convictions in these businesses.
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
In support of our GI business, we initiated a significant sales force expansion program in December 2016 to reach potential primary care physician (“PCP”) prescribers of Xifaxan® for irritable bowel syndrome with diarrhea (“IBS-D”) and Relistor® tablets for opioid induced constipation (“OIC”). In the first quarter of 2017, we hired approximately 250 trained and experienced sales force representatives and managers to create, bolster and sustain deep relationships with PCPs. With approximately 70% of IBS-D patients initially presenting symptoms to a PCP, we believe that the dedicated PCP sales force is better positioned to reach more patients in need of IBS-D treatment. In addition, we have expanded our dedicated pain sales representatives to strengthen our position in the OIC market. The investment in these additional sales resources, including an increase in associated promotional costs, was in excess of $50 million during 2017; we consider these amounts well spent as they have allowed us to capitalize on the potential of our Xifaxan® and Relistor® franchises. Revenues from our Xifaxan® and Relistor® franchises increased approximately 26% and 62%, respectively, for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017.
Investment in a Strategic Joint Venture - In addition to investments in our infrastructure, in October 2018, we acquired the 40% minority interests of Medpharma Pharmaceutical and Chemical Industries LLC ("Medpharma") for $20 million, thereby completing the planned acquisition of this joint venture. Medpharma formulates, manufactures and distributes certain branded generic pharmaceuticals and non-patented generic pharmaceuticals for the Company and third parties. In 2014, we entered into the Medpharma joint venture to provide the Company with a presence in the United Arab Emirates ("UAE").  The completion of this acquisition provides us with full control over the business activities of Medpharma and allows us to wholly benefit from the allocation of additional Company resources and the growth, if any, in the UAE and the surrounding region.
Strategic Investments in our Infrastructure - In support of our core businesses, we have and continue to make strategic investments in our infrastructure, the most significant of which are at our Waterford facility in Ireland, our Rochester facility in New York, and our Greenville facility in South Carolina.
To meet the forecasted demand for our Biotrue® ONEday lenses, in July 2017, we placed into service a $175 million multi-year strategic expansion project of the Waterford facility. The emphasis of the expansion project was to: (i) develop new technology to manufacture, automatically inspect and package contact lenses, (ii) bring that technology to full validation and (iii) increase the size of the Waterford facility. As a result of the increased production capacity and in support of our core eye-health business, we added 300 production employees since the project’s inception and succeeded in increasing production, which in 2017 was over 30% higher than it was in 2015 at the facility. We continue to invest in this facility, spending approximately $4 million during the nine months ended September 30, 2018 and budgeting an additional $19 million through June 2020 to create additional production lines to meet the anticipated commercial demand in 2020.
In order to address the expected global demand for our Bausch + Lomb ULTRA® contact lens, in December 2017, we completed a multi-year, $200 million strategic upgrade to our Rochester facility. The upgrade increased production capacity in support of our Bausch + Lomb Ultra® and Bausch + Lomb SiHy DailyTM product lines and better supports the production of other well established contact lenses such as our PureVision®, PureVision®2 (SVS, Toric, and Multifocal), SofLens® 38 and SilSoft®. In connection with the increased production capacity, we added 120 production employees since the project’s inception and continue to make investments to enhance our production technologies and capacity at the facility, which we expect will exceed $27 million in 2018. These enhancements to our production technologies and capacity led, in part, to the validation of SiHy DailyTM production at the Rochester facility and the successful launch of SiHy DailyTM AQUALOXTM lenses in Japan in September 2018.
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
Our R&D expense was approximately 4% as a percentage of revenue for the full year 2017 and 2016 and approximately 5% for the nine months ended September 30, 2018. As part of our turnaround, we removed projects related to divested businesses and rebalanced our portfolio to better align with our long-term plans and focus on core businesses. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our new strategy. For the full year 2018, we anticipate R&D expense as a percentage of revenue will exceed 4%, which demonstrates our commitment to our R&D strategy. We have over 275 projects in our global pipeline and anticipate submitting approximately 130 of those projects for regulatory approval in 2018 and 2019.
Core assets that have received a significant portion of our R&D investment in current and prior periods are listed below.

•
Dermatology - Duobrii™ (provisional name), under development as Internal Development Project ("IDP") 118, is the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of moderate-to-severe plaque psoriasis in adults.  Halobetasol propionate and tazarotene are each approved to treat plaque psoriasis when used separately, but are limited in duration of use.  Halobetasol propionate may be used for up to two weeks and tazarotene may be limited due to irritation.  Based on existing data from clinical studies, the combination of these ingredients in Duobrii™ (provisional name) with a dual mechanism of action, potentially allows for expanded duration of use, with reduced adverse events.  On June 18, 2018 we announced that we received a Complete

Response Letter (“CRL”) from the FDA to our New Drug Application (“NDA”) for Duobrii™ (provisional name). The CRL did not specify any deficiencies related to the clinical efficacy or safety of Duobrii™ (provisional name) and did not identify issues with our Chemistry, Manufacturing and Controls processes. The CRL only noted questions regarding pharmacokinetic data. Working to resolve this matter expeditiously, we met with the FDA to understand the additional data requirements.  We resubmitted our NDA, and on August 29, 2018, we announced that the FDA accepted the application as a Class 2 resubmission, with a Prescription Drug User Fee Act (“PDUFA”) action date of February 15, 2019. We continue to have confidence in Duobrii™ (provisional name) and its approval.

•
Dermatology - Bryhali™, under development as IDP-122, is a novel product that contains a unique, lower concentration of halobetasol propionate for the treatment of moderate-to-severe psoriasis. Halobetasol propionate is approved to treat plaque psoriasis, but is limited in duration of use. Based on existing data from clinical studies, this novel formulation potentially allows for expanded duration of use. On October 5, 2018, we received a tentative approval of our NDA for Bryhali™ from the FDA. Final FDA approval is pending the expiration of exclusivity for a related product, which is expected to occur in November 2018, at which time we anticipate launching Bryhali™ lotion, as originally scheduled.

•
Dermatology - On February 27, 2018, we announced that we entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. to develop and commercialize products containing a new chemical entity, KP-470, for the topical treatment of psoriasis.  Early proof of concept studies are now planned for the first half of 2019. If approved by the FDA, KP-470 could represent a novel drug with an alternative mechanism of action in the topical treatment of psoriasis.

•
Bausch + Lomb - Bausch + Lomb ULTRA® for Astigmatism is a monthly planned replacement contact lens for astigmatic patients.  The Bausch + Lomb ULTRA® for Astigmatism lens was developed using the proprietary MoistureSeal® technology. In addition, the Bausch + Lomb ULTRA® for Astigmatism lens integrates an OpticAlign® design engineered for lens stability and to promote a successful wearing experience for the astigmatic patient. In 2017, we launched this product and the extended power range for this product. In 2018, we launched the Bausch + Lomb ULTRA® for Astigmatism -2.75 cylinder expanded SKU range.

•
Dermatology - On July 27, 2017, we launched Siliq™ in the U.S. Siliq™ is an IL-17 receptor blocker monoclonal antibody biologic for treatment of moderate-to-severe plaque psoriasis, which we estimate to be an over $5,000 million market in the U.S. The FDA approved the Biologics License Application for Siliq™ injection for subcutaneous use for the treatment of moderate-to-severe plaque psoriasis in adult patients who are candidates for systemic therapy or phototherapy and have failed to respond or have lost response to other systemic therapies. Siliq™ has a Black Box Warning for the risks in patients with a history of suicidal thoughts or behavior and was approved with a Risk Evaluation and Mitigation Strategy involving a one-time enrollment for physicians and one-time informed consent for patients.

•
Bausch + Lomb - Vyzulta® (latanoprostene bunod ophthalmic solution, 0.024%) is an intraocular pressure lowering single-agent eye drop dosed once daily for patients with open angle glaucoma or ocular hypertension and was launched in December 2017.

•
Bausch + Lomb - SiHy DailyTM AQUALOXTM is a silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. Product validation was completed in June 2018 and SiHy DailyTM AQUALOXTM was launched in Japan in September 2018.

•	Dermatology - IDP-126 is an acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene, currently in Phase 2 testing.

•
Bausch + Lomb - Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) is an OTC eye drop developed as an ocular redness reliever. Lumify® was approved by the FDA in December 2017 and launched in May 2018.

•
Gastrointestinal - We have initiated a Phase 2 study for the treatment of overt hepatic encephalopathy with a new formulation of rifaximin, which we acquired as part of our acquisition of Salix Pharmaceuticals, Ltd. ("Salix") in April 2015 (the "Salix Acquisition").

•
Dermatology - On August 24, 2018, the FDA approved Altreno™ (tretinoin 0.05%) lotion, indicated for the topical treatment of acne vulgaris in patients 9 years of age and older. Altreno™ is the first formulation of tretinoin in a lotion, and has been shown to be effective and generally well-tolerated. In October 2018, we launched Altreno™ in the U.S.

•
Dermatology - IDP-120 is an acne product with a fixed combination of mutually incompatible ingredients; benzoyl peroxide and tretinoin. Enrollment for Phase 3 testing of this product is scheduled to begin in November 2018.

•
Dermatology - IDP-123 is an acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while keeping efficacy. We have completed Phase 3 testing and plan to file an NDA with the FDA in the first half of 2019.

•	Dermatology - IDP-124 is a topical lotion product being designed to treat moderate to severe atopic dermatitis, with pimecrolimus, currently in Phase 3 testing.

•
Gastrointestinal - On September 11, 2018, we announced the launch of Plenvu® in the U.S.  We license Plenvu® from Norgine B.V. Plenvu® is a novel, lower-volume polyethylene glycol-based bowel preparation that has been developed to help provide complete bowel cleansing, with an additional focus on the ascending colon.

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

•
Dermatology - Next Generation Thermage FLXTM is a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics, expand clinical indication set and improve patient outcomes. On September 22, 2017, we received 510(k) clearance from the FDA and launched this product in the United States. International launches of this product are underway as part of our Solta business.

•	Bausch + Lomb - On May 1, 2018, we received Premarket Approval from the FDA for, and subsequently launched, 7-day extended wear for our Bausch + Lomb ULTRA® monthly planned replacement contact lenses.

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

•
Bausch + Lomb - Biotrue® ONEday for Astigmatism is a daily disposable contact lens for astigmatic patients. The Biotrue® ONEday lenses incorporate Surface Active TechnologyTM to provide a dehydration barrier.  The Biotrue® ONEday for Astigmatism also includes evolved peri-ballast geometry to deliver stability and comfort for the astigmatic patient. We launched this product in December 2016 and launched an extended power range in 2017. During 2018, we launched a further extended power range for this product.

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

•
Bausch + Lomb - Loteprednol Gel 0.38% is a new formulation for the treatment of post-operative ocular inflammation and pain. The FDA has accepted for review our NDA for Loteprednol Gel 0.38% and set a PDUFA action date of February 25, 2019. If approved, the product would be the lowest concentrated loteprednol ophthalmic corticosteroid indicated for the treatment of post-operative inflammation and pain following ocular surgery in the U.S.

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
Debt Repayments - During 2017 and 2016, we repaid (net of additional borrowings) over $5,800 million of long-term debt using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management. During the nine months ended September 30, 2018, we repaid: (i) $206 million of our Series F Tranche B Term Loan Facility, (ii) $114 million of our 2025 Term Loan B Facility (as defined below), (iii) $104 million of our 6.375% October 2020 Unsecured Notes (the “6.375% October 2020 Unsecured Notes”), (iv) the remaining $71 million of outstanding principal amount of our 7.00% Senior Unsecured Notes Due 2020 and (v) $175 million (net of additional borrowings) of amounts outstanding under our revolving credit facilities. In addition to these repayments, on October 26, 2018, we redeemed $125 million of our 7.50% Senior Unsecured Notes due 2021 (the "July 2021 Unsecured Notes"). These repayments during 2018 were funded with cash on hand and reduced our outstanding debt obligations by more than $750 million.
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
2018 Refinancing Transactions - In March 2018, Valeant Pharmaceuticals International (“VPI”) issued $1,500 million aggregate principal amount of 9.25% Senior Unsecured Notes due April 2026 (the “April 2026 Unsecured Notes”) in a private placement, the proceeds of which were used to repurchase $1,500 million in aggregate principal amount of unsecured notes which consisted of: (i) $1,017 million in principal amount of our existing 5.375% Senior Unsecured Notes due March 2020 (the “March 2020 Unsecured Notes”), (ii) $411 million in principal amount of our existing 6.375% October 2020 Unsecured Notes and (iii) $72 million in principal amount of our existing 6.75% Senior Unsecured Notes due 2021 (the "August 2021 Unsecured Notes") (collectively, the “March 2018 Refinancing Transactions”). All fees and expenses associated with these transactions were paid with cash generated from operations.
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
On June 1, 2018, the Company issued an irrevocable notice of redemption for the remaining outstanding principal amounts of: (i) $691 million March 2020 Unsecured Notes, (ii) $578 million of the August 2021 Unsecured Notes, (iii) $550 million of 7.25% Senior Unsecured Notes due 2022 (the “July 2022 Unsecured Notes”) and (iv) $146 million of 6.375% October 2020 Unsecured Notes (collectively, the 6.375% October 2020 Unsecured Notes, March 2020 Unsecured Notes, August 2021 Unsecured Notes and July 2022 Unsecured Notes, being the “June 2018 Unsecured Refinanced Debt”). On June 1, 2018, using the net proceeds from the 2025 Term Loan B Facility, the net proceeds from the issuance of $750 million in aggregate principal amount of 8.50% Senior Unsecured Notes due 2027 (the "January 2027 Unsecured Notes") by VPI and cash generated from operations, the Company prepaid the remaining Series F Tranche B Term Loan Facility and deposited sufficient funds with The Bank of New York Mellon Trust Company, N.A., as trustee under the indentures governing the June 2018 Unsecured Refinanced

Debt, to redeem the June 2018 Unsecured Refinanced Debt at its aggregate redemption price and the indentures governing the June 2018 Unsecured Refinanced Debt were discharged (collectively, the “June 2018 Refinancing Transactions”).
As a result of prepayments and a series of refinancing transactions through September 30, 2018, we have extended the maturities of a substantial portion of our long-term debt beyond 2023, providing us with additional liquidity and greater flexibility to execute our business plans. The tables below summarize our outstanding debt portfolio and maturities as of September 30, 2018 as compared to December 31, 2017.

		September 30, 2018		December 31, 2017
(in millions)	Maturity	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Senior Secured Credit Facilities:
Revolving Credit Facilities	June 2023	$75	$75	$250	$250
Series F Tranche B Term Loan Facility	April 2022	—	—	3,521	3,420
2025 Term Loan B Facility	June 2025	4,451	4,320	—	—
Senior Secured Notes	March 2022 through November 2025	5,000	4,946	5,000	4,939
Senior Unsecured Notes:
5.375%	March 2020	—	—	1,708	1,699
7.00%	October 2020	—	—	71	71
6.375%	October 2020	—	—	661	656
6.75%	August 2021	—	—	650	648
7.25%	July 2022	—	—	550	545
9.25%	April 2026	1,500	1,481	—	—
8.50%	January 2027	750	738	—	—
All other Senior Unsecured Notes	July 2021 through December 2025	13,265	13,157	13,326	13,201
Other	Various	14	14	15	15
Total long-term debt and other		$25,055	$24,731	$25,752	$25,444
The weighted average stated interest rate of the Company's outstanding debt as of September 30, 2018 and December 31, 2017 was 6.32% and 6.07%, respectively.
Maturities and mandatory payments of our debt obligations through December 31, 2023 and thereafter, as of September 30, 2018 compared with those of December 31, 2017 are as follows:

(in millions)	September 30, 2018	December 31, 2017
Remainder of 2018	$125	$209
2019	230	—
2020	228	2,690
2021	2,628	3,175
2022	1,478	5,115
2023	6,293	6,051
Thereafter	14,073	8,512
Gross maturities	$25,055	$25,752
On September 26, 2018, the Company issued an irrevocable 30-day notice to redeem $125 million of 7.50% Senior Unsecured Notes due 2021, which is reflected as due during the remainder of 2018 in the table above. This amount, along with the costs of redemption, was paid on October 26, 2018 using cash generated from operations.

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
During 2017, the new leadership team directed significant R&D resources to our Ortho Dermatologics business. As previously discussed, Siliq™ was launched in the U.S. in July 2017. On June 18, 2018, we announced that we received a CRL from the FDA to our NDA for Duobrii™ (provisional name), the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of moderate-to-severe plaque psoriasis in adults. The CRL did not specify any deficiencies related to the clinical efficacy or safety of Duobrii™ (provisional name) and did not identify issues with our Chemistry, Manufacturing and Controls processes. The CRL only noted questions regarding pharmacokinetic data. Working to resolve this matter expeditiously, we met with the FDA to understand the additional data requirements.  We resubmitted our NDA, and on August 29, 2018, we announced that the FDA accepted the application as a Class 2 resubmission, with a PDUFA action date of February 15, 2019. Siliq™ and, if approved, Duobrii™ (provisional name) are treatments for moderate-to-severe plaque psoriasis and are two of our Significant Seven, which we believe will provide substantial revenues over the next five years.
Address Legacy Legal Matters
The Company was burdened with addressing certain ongoing legal matters, some of which were inherited as part of the acquisitions we completed in 2015 and prior. In order to better focus on our core activities and simplify our operations, we have been vigorously addressing many of these matters, and, during 2018 to date, we achieved dismissals and other positive outcomes in approximately 60 litigations, disputes and investigations, as we continue to actively address others.  This included: (i) a win in the Cosmo (Uceris®) arbitration, (ii) a partial win in the Relistor® (injectable) Abbreviated New Drug Application (“ANDA”) case on validity in the Company's favor protecting the product to at least April 2024, (iii) a settlement to resolve the Solodyn® antitrust litigations, (iv) a settlement with the California Department of Insurance to resolve the matter relating to our terminated relationship with Philidor Rx Services, LLC ("Philidor"), (v) a settlement on the Mimetogen litigation, (vi) a settlement in the Allergan litigation, (vii) a settlement in the Xifaxan® patent litigation and (viii) a settlement with the SEC relating to the Salix investigation of 2014 with no monetary penalty against the Company or Salix Ltd.
We have made substantial progress in the following matters in the later portion of 2017 and in 2018. The significant matters are discussed in further detail in Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements and include:
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
Xifaxan® Patent Litigation - As disclosed in previous filings and discussed in further detail in Note 18, "LEGAL PROCEEDINGS - Patent Litigation/Paragraph IV Matters” to our unaudited Consolidated Financial Statements, the Company initiated litigation alleging infringement by Actavis Laboratories FL, Inc. (“Actavis”) which filed an Abbreviated New Drug Application (“ANDA”) for a generic version of the Company’s Xifaxan® (rifaximin) 550 mg tablets. In February 2016, the Company received a Notice of Paragraph IV Certification Actavis, in which Actavis asserted that certain U.S. patents, owned or licensed by certain subsidiaries of the Company for Xifaxan® 550 mg tablets, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Actavis’ generic version of Xifaxan® (rifaximin) 550 mg tablets, for which it filed an ANDA. On March 23, 2016, the Company initiated litigation against Actavis which alleged infringement by Actavis of one or more claims of each of the Xifaxan® patents.
On September 12, 2018, we announced that we had agreed to resolve all outstanding intellectual property litigation regarding Actavis’ ANDA. The parties have agreed to dismiss all litigation related to Xifaxan®, and all intellectual property protecting Xifaxan® will remain intact and enforceable. We will not make any financial payments or other transfers of value as part of the agreement and Actavis acknowledges the validity of the Xifaxan® patents. In addition, under the terms of the agreement, beginning January 1, 2028, Actavis will have the option to: (1) market a royalty-free generic version of Xifaxan® tablets, 550 mg, should it receive approval from the FDA on its ANDA, or (2) market an authorized generic version of Xifaxan® tablets, 550 mg, in which case we will receive a share of the economics from Actavis on its sales of such an authorized generic. Actavis will be able to commence such marketing earlier if another generic rifaximin product is granted approval and such other generic rifaximin product begins to be sold or distributed before January 1, 2028.
Salix SEC Investigation - In the fourth quarter of 2014, the SEC commenced a formal investigation into alleged securities law violations by Salix Ltd. The investigation related to certain disclosures made prior to the Salix Acquisition by Salix Ltd. and its then-chief financial officer relating to the amounts of Salix Ltd. drugs held in inventory by certain wholesaler customers. Following the Salix Acquisition, we self-reported the relevant conduct to the SEC and cooperated with the investigation. On September 28, 2018, we reached a settlement of the relevant charges with the SEC, which remains subject to approval by the U.S. District Court for the Southern District of New York. Salix Ltd. did not admit or deny the SEC’s allegations. No monetary penalty against the Company or Salix Ltd. was assessed by the terms of the settlement. As a result, we recorded a favorable adjustment of $40 million reflecting the reversal of the contingent liability assumed in connection with the Salix Acquisition.
Arbitration with Alfasigma S.p.A. (“Alfasigma”) - In July 2016, Alfasigma commenced arbitration against the Company and its subsidiary, Salix Inc., pursuant to which Alfasigma made certain allegations respecting a development project for a formulation of the rifaximin compound that was being conducted under the terms of the Amended and Restated License Agreement between Alfasigma and Salix Inc. On October 25, 2018, Alfasigma, the Company and Salix Inc. entered into a settlement agreement, pursuant to which the parties released each other from all of the claims raised in the arbitration. In connection with the settlement, the parties have requested a dismissal of the arbitration on a with prejudice basis.
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
Patient Access and Pricing Committee and New Pricing Actions
Improving patient access to our products, as well as making them more affordable, is an important element of our turnaround. In May 2016, we formed the Patient Access and Pricing Committee responsible for setting, changing and monitoring the pricing of our branded products to insure launch prices and price changes are assessed and implemented across channels with a focus on patient accessibility and affordability while maintaining profitability. Since that time, the Patient Access and Pricing Committee has been committed to limiting the average annual price increase for our branded prescription pharmaceutical products to no greater than single digits. We expect that the Patient Access and Pricing Committee will continue to implement or recommend additional price changes and/or new programs in-line with this commitment to enhance patient access to our drugs. These pricing changes and programs could affect the average realized pricing for our products and may have a significant impact on our revenue trends. Additionally, in August 2018, the Company announced it will not increase prices on its U.S.-branded prescription drugs for the remainder of 2018.

Walgreens Fulfillment Arrangements
In the beginning of 2016, we launched a brand fulfillment arrangement with Walgreen Co. ("Walgreens") and extended these programs to additional participating independent retail pharmacies. Under the terms of the brand fulfillment arrangement, we made available certain of our products to eligible patients through a patient access and co-pay program available at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. The program under this 20-year agreement initially covers certain of our dermatology products, including Jublia®, Luzu®, Solodyn®, Retin-A Micro® Gel 0.08% and 0.06%, Onexton® and Acanya® Gel, certain of our ophthalmology products, including Vyzulta™, Besivance®, Lotemax®, Alrex®, Prolensa®, Bepreve® and Zylet®. The Company continues to explore options to modify the Walgreens arrangement to improve the distribution and sales of our products.
Transform
With our business objectives now set and our leadership team in place, while we continue our plans to stabilize the business, we have begun to move toward our transformation.
Increase the Focus of our Pipeline
We are constantly challenged by the dynamics of our industry to innovate and bring new products to market. Now that we have divested certain businesses where we saw limited growth opportunities, we can redirect the R&D spend and other corporate investments we had in those businesses to innovation focused on our most profitable businesses where we aim to be an industry leader.
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
During 2017, we launched and/or relaunched over 120 products globally, which contributed to organic growth in most of our core businesses and we currently have over 275 R&D projects in our global pipeline. These products and R&D projects include the products we have dubbed our "Significant Seven", which were products recently launched or which we expect to launch pending completion of testing and receiving approval from the FDA. These Significant Seven products are: (i) Vyzulta® (Bausch + Lomb), (ii) Siliq™ (psoriasis), (iii) Bryhali™ (psoriasis), (iv) Lumify® (Bausch + Lomb), (v) Duobrii™ (provisional name) (psoriasis), (vi) Relistor® (GI) and (vii) SiHy DailyTM (Bausch + Lomb). Descriptions of these products and relevant launch dates and/or stages of testing were previously discussed. Revenues for our Significant Seven were less than $100 million in 2017; however, we believe the prospects for this group of products over the next five years to be substantial and anticipate devoting significant marketing efforts toward their promotion. We believe that the strength of these launches and the impact of these products on their respective markets will demonstrate the effectiveness of our pipeline and R&D strategies and inspire further innovation in our businesses.
In addition to focusing on our Significant Seven, we also look to our existing brands to build our pipeline. In connection with our previously discussed settlement with Alfasigma, we also entered into an amendment to our license agreement with Alfasigma to initiate a late stage clinical program to study an investigational formulation of rifaximin in patients with postoperative Crohn's disease. Based on existing clinical data, we believe our rifaximin compound, which we acquired as part of our acquisition of Salix in April 2015, may be a potential treatment solution to help postoperative patients manage their Crohn's disease.
Leveraging our Existing Sales Force
As previously discussed, in December 2016, we initiated a significant GI sales force expansion program in support of our Xifaxan® for IBS-D and Relistor® tablets for OIC products. This initiative provided us with positive results, as we experienced consistent growth in demand for these products throughout the balance of 2017 and 2018. Revenues from our Xifaxan® and Relistor® franchises increased approximately 26% and 62%, respectively, for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017. These results encouraged us to seek out ways to bring out further value through leveraging our existing sales force. In the last five months, we have identified and executed on the following two such opportunities.
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
In September 2018, we entered into an exclusive agreement with Dova Pharmaceuticals, Inc. to co-promote its product DOPTELET® (avatrombopag) in the U.S. DOPTELET® is approved by the FDA for the treatment of thrombocytopenia in adult patients with chronic liver disease who are scheduled to undergo a procedure. As part of this co-promotion arrangement, we will use our sales specialists to promote DOPTELET® to gastroenterology health care professionals, further utilizing our existing sales force.
Turnaround of the Ortho Dermatologics Business
In support of our dermatology portfolio and the opportunities we see for growth in this business, we continue to allocate assets and make additional investments in this business to recruit and retain talent and focus on our core dermatology portfolio of products.
Recruit and Retain Talent - In 2017, we identified and retained a proven leadership team of experienced dermatology sales professionals and marketers. In January 2018, the leadership team, encouraged by the success of our 2016 GI sales force expansion program, increased our Ortho Dermatologics sales force by more than 25% in support of our growth initiatives for our Ortho Dermatologics business. We believe the additional sales force is vital to meet the demand we expect from our recently launched products and those we expect to launch in the near term, pending FDA approval. We continue to monitor our pipeline for other near term launches that we believe will create opportunity needs in our other core businesses requiring us to make additional investment in our sales force to retain people for additional leadership and sales force roles.
Focus on Core Dermatology Portfolio - We made significant investments to build out our psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities and which we believe will allow us to attain growth in our Ortho Dermatologics business.
We have also emphasized the advancement of topical gel and lotion products. While we continue to support and develop injectable biologics, we believe some patients prefer topical products as an alternative delivery method to injectable biologics. Further, as topical products can, in many cases, defer the use of injectable biologics and need not be administered by a certified biologic physician, a topical product is usually more cost effective and better supported by managed care payors over its alternative injectable biologic product. Therefore, we believe topical products represent significant innovation for physicians, payors and patients, and as the preferred choice of treatment, have the potential to drive greater volumes, generate better margins and will ultimately be a key contributing factor in our turnaround of the Ortho Dermatologics business.
Psoriasis - As the number of reported cases of psoriasis in the U.S. has increased, we believe there is a need to make further investments in this market in order to maximize our opportunity and supplement our current psoriasis product portfolio. We have filed NDAs for several new topical psoriasis products, including Bryhali™ and DuobriiTM (provisional name), which we expect to launch in the near term pending FDA approval. On October 5, 2018, we received a tentative approval of our NDA for Bryhali™ from the FDA. Final FDA approval is pending the expiration of exclusivity for a related product, which is expected to occur in November 2018, at which time we anticipate launching Bryhali™ lotion, as originally scheduled. On June 18, 2018, we announced that we received a CRL from the FDA to our NDA for DuobriiTM (provisional name). The CRL did not specify any deficiencies related to the clinical efficacy or safety of DuobriiTM (provisional name) and did not identify issues with our Chemistry, Manufacturing and Controls processes. The CRL only noted questions regarding pharmacokinetic data. Working to resolve this matter expeditiously, we met with the FDA to understand the additional data requirements.  We resubmitted our NDA, and on August 29, 2018, we announced that the FDA accepted the application as a Class 2 resubmission, with a PDUFA action date of February 15, 2019. We expect that, if approved by the FDA, these products currently in development will line up well with our existing topical portfolio of psoriasis treatments and, supplemented by our injectable biologic products such as SiliqTM launched in July 2017, will provide a diverse choice of psoriasis treatments to doctors and patients. In addition, on February 27, 2018, we announced that we entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. to develop and commercialize products containing a new chemical entity, KP-470, for the topical treatment of psoriasis.  Early proof of concept studies are now planned for the first half of 2019. If approved by the FDA, KP-470 could represent a novel drug with an alternative mechanism of action in the topical treatment of psoriasis.
Acne - In support of our established acne product portfolio, we have been developing several products, which includes Retin-A Micro® 0.06% (launched in January 2018) and other products in various stages of development, such as AltrenoTM, the first lotion (rather than a gel or cream) product containing tretinoin for the treatment of acne. The FDA has approved AltrenoTM, which is expected to be available during the fourth quarter of 2018. In addition to Retin-A Micro® 0.06% and AltrenoTM, we have three other unique acne projects that are in earlier stages of development that, if approved by the FDA, we believe will further innovate and advance the treatment of acne.

Bolstered by the new product opportunities we are creating in our psoriasis and acne product lines, our experienced dermatology sales leadership team and our increased sales force, we believe we have set the groundwork for the potential to achieve growth in our Ortho Dermatologics business over the next five years.
Continue to Manage Our Capital Structure
As previously outlined, we completed a series of transactions that reduced our debt levels and improved our capital structure. As a result of prepayments and a series of refinancing transactions through September 30, 2018, we have extended the maturities of a substantial portion of our long-term debt beyond 2023, providing us with additional liquidity and greater flexibility to execute our business plans. Our reduced debt levels and improved debt portfolio will translate to lower repayments of principal over the next four years, which, in turn, will permit more cash flows to be directed toward developing our core assets and repay additional debt amounts. In addition, as a result of the changes in our debt portfolio, approximately 82% of our debt is fixed rate debt as of September 30, 2018, as compared to approximately 65% as of January 1, 2017.
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
A number of our products already face generic competition. Prior to and during 2018, in the U.S., these products include, among others, Ammonul®, Benzaclin®, Bupap®, Edecrin®, Glumetza®, Istalol®, Isuprel®, Locoid® Lotion, Mephyton®, Nitropress®, Syprine®, Virazole®, Uceris® Tablet, Wellbutrin XL®, Xenazine® and Zegerid®. In Canada, these products include, among others, Glumetza®, Sublinox® and Wellbutrin® XL.
Based on current patent expiration dates, settlement agreements and/or competitive information, we believe that key products facing a potential loss of exclusivity and/or generic competition in the five year period from 2018 to and including 2022 include, but are not limited to, the following key products in the U.S.: in 2018, Elidel®, Locoid® Lotion, Mephyton®, Syprine®, Uceris® Tablet and certain products subject to settlement agreements, which in aggregate represented 6% and 8% of our U.S., Mexico and Puerto Rico revenues for the nine months ended September 30, 2018 and the year 2017, respectively; in 2019, Apriso®, Cuprimine®, Lotemax® Gel, Lotemax® Suspension and certain products subject to settlement agreements, which in aggregate represented 8% and 8% of our U.S., Mexico and Puerto Rico revenues for the nine months ended September 30, 2018 and the year 2017, respectively; in 2020, Clindagel®, Migranal®, Noritate® and Zovirax® cream and certain products subject to settlement agreements which in aggregate represented 1% and 1% of our U.S., Mexico and Puerto Rico revenues for the nine months ended September 30, 2018 and the year 2017, respectively; in 2021, PreserVision® and certain products subject to settlement agreements, which in aggregate represented 4% and 4% of our U.S., Mexico and Puerto Rico revenues for the nine months ended September 30, 2018 and the year 2017, respectively; in 2022, Xerese® which represented less than 1% of our U.S., Mexico and Puerto Rico revenues for the nine months ended September 30, 2018 and the year 2017, respectively. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches.
In addition, for a number of our products (including Apriso®, Cardizem®, Uceris®, Relistor® and Jublia® in the U.S. and Glumetza® in Canada), we have commenced (or anticipate commencing) infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.
Xifaxan® Patent Litigation - As previously discussed, on March 23, 2016, the Company initiated litigation against Actavis which alleged infringement by Actavis of one or more claims of each of the Xifaxan® patents. On September 12, 2018, we announced that we reached an agreement with Actavis which resolved the existing litigation and eliminated the pending challenges to our intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets. As part of the agreement, the parties have agreed to dismiss all litigation related to Xifaxan® (rifaximin), Actavis acknowledges the validity of the licensed patents for Xifaxan® (rifaximin) 550 mg tablets and all intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets will remain intact and enforceable until expiry in 2029. The agreement also grants Actavis a non-exclusive license to the intellectual property relating to Xifaxan® (rifaximin) 550 mg tablets in the United States beginning January 1, 2028 (or earlier under certain circumstances). The Company will not make any financial payments or other transfers of value as part of the agreement. In addition, under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Actavis will have the option to: (1) market a royalty-free generic version of Xifaxan® tablets, 550 mg, should it receive approval from the FDA on its ANDA, or (2) market an authorized generic version of Xifaxan® tablets, 550 mg, in which case, we will receive a share of the economics from Actavis on its sales of such an authorized generic.
Generic Competition to Uceris® - In July 2018, a generic competitor launched a product which we expect will directly compete with our Uceris® Tablet product.  The ultimate impact of this generic competitor on our future revenues cannot be predicted; however, Uceris® Tablet revenues for the six months ended June 30, 2018 and full years 2017 and 2016 were approximately $70 million, $134 million and $156 million, respectively. As disclosed in our prior filings, the Company initiated infringement proceedings against this generic competitor. The Company continues to believe that its Uceris® Tablet related patents are enforceable and is proceeding in the ongoing litigation between the Company and the generic competitor; however, the ultimate outcome of the matter is not predictable.
Generic Competition to Jublia® - On June 6, 2018, the U.S. Patent and Trial Appeal Board completed its inter partes review for an Orange Book-listed patent covering Jublia® and issued a written determination invalidating such patent.  Although the Company is not aware of any imminent launches of a generic competitor to Jublia®, the ultimate impact of this decision on our future revenues cannot be predicted.  Jublia® revenues for the nine months ended September 30, 2018 and full years 2017 and 2016 were approximately $62 million, $96 million and $140 million, respectively.  The Company continues to believe that the Jublia® related patent is valid and enforceable and, on August 7, 2018, an appeal of this decision was filed. The ultimate outcome of this matter is not predictable. Jublia® continues to be covered by seven remaining Orange Book-listed patents owned by the Company, which expire in the years 2028 through 2034. In August and September 2018, we received notices of the filing of a number of ANDAs with paragraph IV certification, and have timely filed patent infringement suits against these ANDA filers.
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
The Tax Act also includes two new U.S. tax base erosion provisions: (i) the base-erosion and anti-abuse tax (“BEAT”) and (ii) the global intangible low-taxed income (“GILTI”). BEAT provides a minimum tax on U.S. tax deductible payments made to related foreign parties after December 31, 2017. GILTI requires an entity to include in its U.S. taxable income the earnings of its foreign subsidiaries in excess of an allowable return on each foreign subsidiary’s depreciable tangible assets. Accounting guidance provides that the impacts of this provision can be included in the consolidated financial statements either by recording the impacts in the period in which GILTI has been incurred or by adjusting deferred tax assets or liabilities in the period of enactment related to basis differences expected to reverse as a result of the GILTI provisions in future years. The Company has provisionally elected to provide for the GILTI tax in the period in which it is incurred and, therefore, the 2017 Benefit for income taxes did not include a provision for GILTI. The 2018 Provision for income taxes includes the estimate of the effects of the Tax Act including GILTI and BEAT.
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
We have provided for income taxes, including the impacts of the Tax Act, in accordance with the accounting guidance issued through the date of the issuance of this filing. Our tax benefit for 2017 was $4,145 million and included provisional net tax benefits of $975 million attributable to the Tax Act for: (i) the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future of $774 million, (ii) the one-time Transition Toll Tax of $88 million and (iii) the decrease in deferred tax assets attributable to certain legal accruals, the deductibility of which is uncertain for U.S. federal income tax purposes, of $10 million. We provisionally utilized net operating losses (“NOLs”) to offset the provisionally determined $88 million Transition Toll Tax and therefore no amount was recorded as payable. We have previously provided for residual U.S. federal income tax on its outside basis differences in certain foreign subsidiaries which, due to the Tax Act, are no longer taxable. As such, our residual U.S. federal tax liability of $299 million prior to the law change was reversed and we recognized a deferred tax benefit of $299 million in the fourth quarter of 2017.
The provisional amounts included in the Company's Benefit from income taxes for the year 2017 will be finalized as regulations and other guidance are published. We continually update the provisional amounts based upon recently issued guidance by accounting regulatory bodies, the U.S. Internal Revenue Service and state and local governments, including the proposed regulations regarding the one-time Transition Toll Tax on the pre-2018 earnings of certain non-U.S. subsidiaries released by the U.S. Treasury Department on August 1, 2018. As part of its full assessment, we will assess the impact of the Tax Act on the Company’s tax filings for the year 2017. Although its assessment is still in progress, through the date of issuance of this filing, we have not identified any material revisions to the provisional amounts provided in the Company's Benefit from income taxes for the year 2017. Differences between the provisional Benefit from income taxes as provided in 2017 and the benefit or provision for income taxes when those provisional amounts are finalized in 2018 can be expected and those differences could be material.
See Note 16, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.

SELECTED FINANCIAL INFORMATION
Organic Revenues and Organic Growth Rates
Organic growth, a non-GAAP metric, is defined as a change on a period-over-period basis in revenues on a constant currency basis (if applicable) excluding the impact of recent acquisitions, divestitures and discontinuations. Organic revenue growth is growth in GAAP Revenue (its most directly comparable GAAP financial measure), adjusted for certain items, of businesses that have been owned for one or more years. The Company uses organic revenue and organic revenue growth to assess performance of its reportable segments, and the Company in total, without the impact of foreign currency exchange fluctuations and recent acquisitions, divestitures and product discontinuations. The Company believes that such measures are useful to investors as they provide a supplemental period-to-period comparison.
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
Acquisitions, divestitures and discontinuations: In order to present period-over-period organic revenues (non-GAAP) on a comparable basis, revenues associated with acquisitions, divestitures and discontinuations are adjusted to include only revenues from those businesses and assets owned during both periods. Accordingly, organic revenue (non-GAAP) growth excludes from the current period, all revenues attributable to each acquisition for twelve months subsequent to the day of acquisition, as there are no revenues from those businesses and assets included in the comparable prior period. Organic revenue (non-GAAP) growth excludes from the prior period (but not the current period), all revenues attributable to each divestiture and discontinuance during the twelve months prior to the day of divestiture or discontinuance, as there are no revenues from those businesses and assets included in the comparable current period.
Please refer to the tables of organic revenues (non-GAAP) and organic revenue growth rates presented in the subsequent section titled “Reportable Segment Revenues and Profits” for a reconciliation of GAAP revenues to organic revenues (non-GAAP).
The following table provides selected unaudited financial information for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	Change	2018	2017	Change
Revenues	$2,136	$2,219	$(83)	$6,259	$6,561	$(302)
Operating income (loss)	$117	$38	$79	$(2,409)	$424	$(2,833)
Loss before (provision for) benefit from income taxes	$(300)	$(400)	$100	$(3,728)	$(937)	$(2,791)
Net (loss) income attributable to Bausch Health Companies Inc.	$(350)	$1,301	$(1,651)	$(3,804)	$1,891	$(5,695)
(Loss) earnings per share attributable to Bausch Health Companies Inc.:
Basic	$(1.00)	$3.71	$(4.71)	$(10.83)	$5.40	$(16.23)
Diluted	$(1.00)	$3.69	$(4.69)	$(10.83)	$5.38	$(16.21)
Financial Performance
Summary of the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenue for the three months ended September 30, 2018 and 2017 was $2,136 million and $2,219 million, respectively, a decrease of $83 million, or 4%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations, (ii) lower net volumes and (iii) the unfavorable effect of foreign currencies, primarily in Europe and Latin America. These decreases in Revenue were partially offset by increased average realized pricing, primarily in our Salix and Diversified Products segments. The changes in our segment revenues and segment profits are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.

Operating income for the three months ended September 30, 2018 and 2017 was $117 million and $38 million, respectively, an increase of $79 million and reflects, among other factors:

•
a decrease in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $1 million. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations, (ii) lower third-party royalty costs and (iii) the unfavorable effect of foreign currencies, partially offset by increased average realized pricing, primarily in our Salix and Diversified Products segments;

•
a decrease in Selling, general, and administrative expenses (“SG&A”) of $9 million primarily attributable to: (i) the impact of 2017 divestitures and discontinuations, (ii) a decrease in legal expenses as we resolved certain legacy legal issues and (iii) the favorable effect of foreign currencies.  The decrease was partially offset by: (i) higher compensation costs due in part to higher headcount and (ii) higher advertising and promotion expenses;

•
an increase in R&D of $26 million reflecting our commitment to drive organic growth through internal development of new products, partially offset by the removal of projects related to 2017 divestitures and discontinuances;

•
an increase in Amortization of intangible assets of $1 million primarily attributable to changes in estimates made in 2017 of the remaining useful lives of certain products and the Salix brand name to reflect management's changes in assumptions and was partially offset by lower amortization due to impairments to intangible assets and the impact of 2017 divestitures and discontinuations;

•	a decrease in Goodwill impairments of $312 million, as a result of Goodwill impairments of $312 million, recognized in 2017 in connection with a change in a reporting unit;

•
a decrease in Asset impairments of $317 million, as a result of Asset impairments of $406 million, recognized in 2017, that were primarily related to the Sprout business being classified as held for sale;

•
a decrease in the gain from Acquisition-related contingent consideration of $219 million as a result of fair value adjustments in 2017, which reflected a decrease in forecasted sales for specific products, including Addyi®; and

•
a decrease in Other income, net of $310 million. The decrease was primarily attributable to the Gain on the iNova Sale of $306 million in 2017 and a working capital adjustment of $25 million in 2017 related to the Gain on the Dendreon sale partially offset by net favorable adjustments in 2018 for Litigation and other matters, which includes the favorable adjustment of $40 million related to the resolution of the Salix SEC litigation.

Operating income for the three months ended September 30, 2018 and 2017 was $117 million and $38 million, respectively, and includes non-cash charges for Depreciation and amortization of intangible assets of $703 million and $698 million, Goodwill impairments of $0 and $312 million, Asset impairments of $89 million and $406 million and Share-based compensation of $22 million and $19 million, respectively.
Our Loss before (provision for) benefit from income taxes for the three months ended September 30, 2018 and 2017 was $300 million and $400 million, respectively, a decrease of $100 million. The decrease in our Loss before (provision for) benefit from income taxes is primarily attributable to: (i) the increase in our operating results of $79 million, as previously discussed, and (ii) a decrease in Interest expense of $39 million as a result of lower principal amounts of outstanding debt partially offset by the effect of higher interest rates during the three months ended September 30, 2018. The decrease in our Loss before (provision for) benefit from income taxes was partially offset by the net change in Foreign exchange and other of $19 million.
Net loss attributable to Bausch Health Companies Inc. for the three months ended September 30, 2018 was $350 million and Net income attributable to Bausch Health Companies Inc. for the three months ended September 30, 2017 was $1,301 million, respectively, a decrease of $1,651 million. The decrease in our results was primarily due to the unfavorable change in (Provision for) benefit from income taxes of $1,751 million partially offset by the decrease in our Loss before (provision for) benefit from income taxes of $100 million, as previously discussed. For the three months ended September 30, 2017, the Benefit from income taxes includes $1,397 million of income tax benefit related to the discrete treatment of internal restructuring efforts not recurring in 2018.

Summary of the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Revenue for the nine months ended September 30, 2018 and 2017 was $6,259 million and $6,561 million, respectively, a decrease of $302 million, or 5%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations and (ii) lower volumes primarily driven by the loss of exclusivity of certain products. These decreases in Revenue were partially offset by: (i) increased average realized pricing, primarily in our Salix and Diversified Products segments and (ii) the favorable effect of foreign currencies, primarily in Europe and Asia. The changes in our segment revenues and segment profits are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
Operating loss for the nine months ended September 30, 2018 was $2,409 million as compared to Operating income for the nine months ended September 30, 2017 of $424 million, a decrease of $2,833 million and reflects, among other factors:

•
a decrease in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $137 million. The decrease was primarily driven by the impact of 2017 divestitures and discontinuations, partially offset by: (i) increased average realized pricing, primarily in our Salix and Diversified Products segments, (ii) the favorable effect of foreign currencies and (iii) lower third-party royalty costs;

•
a decrease in SG&A of $96 million primarily attributable to: (i) the impact of 2017 divestitures and discontinuations, (ii) a decrease in legal expenses as we resolved certain legacy legal issues and (iii) a decrease in bad debt expense. The decrease was partially offset by: (i) higher compensation costs due in part to higher headcount, (ii) higher advertising and promotion expenses and (ii) the unfavorable impact of the effect of foreign currencies;

•
an increase in R&D of $22 million reflecting our commitment to drive organic growth through internal development of new products, partially offset by the removal of projects related to 2017 divestitures and discontinuances;

•
an increase in Amortization of intangible assets of $227 million primarily attributable to changes in estimates made in 2017 of the remaining useful lives of certain products and the Salix brand name to reflect management's changes in assumptions and was partially offset by lower amortization due to impairments to intangible assets and the impact of 2017 divestitures and discontinuations;

•
an increase in Goodwill impairments of $1,901 million, as a result of Goodwill impairments of $2,213 million, recognized in 2018, attributable to impairments to the goodwill of our Salix and Ortho Dermatologics reporting units recognized upon adopting new accounting guidance at January 1, 2018, compared to Goodwill impairments of $312 million, recognized in 2017, in connection with a change in a reporting unit during the three months ended September 30, 2017;

•
a decrease in Asset impairments of $195 million, as a result of Asset impairments of $629 million, recognized in 2017, primarily related to the Sprout business being classified as held for sale, compared to Asset impairments of $434 million, in 2018, that were primarily due to decreases in forecasted sales for the Uceris® Tablet product and other product lines due to generic competition;

•
a decrease in the gain from Acquisition-related contingent consideration of $274 million as a result of a fair value adjustments in 2017 which reflected a decrease in forecasted sales for specific products, including Addyi®; and

•
a decrease in Other income, net of $580 million. The decrease was primarily attributable to the net gains related to our 2017 divestitures, including the Gain on the Skincare Sale of $316 million, Gain on the iNova sale of $306 million and Gain on the Dendreon Sale of $98 million, partially offset by the favorable change in Litigation and other matters of $142 million, which included the favorable adjustment of $40 million in 2018 related to the settlement of the Salix SEC litigation.

Operating loss for the nine months ended September 30, 2018 of $2,409 million and Operating income for the nine months ended September 30, 2017 of $424 million includes non-cash charges for Depreciation and amortization of intangible assets of $2,273 million and 2,039 million, Goodwill impairments of $2,213 million and $312 million, Asset impairments of $434 million and $629 million and Share-based compensation of $65 million and $70 million, respectively.
Our Loss before (provision for) benefit from income taxes for the nine months ended September 30, 2018 and 2017 was $3,728 million and $937 million, respectively, an increase of $2,791 million. The increase in our Loss before (provision for) benefit from income taxes is primarily attributable to: (i) the decrease in our operating results of $2,833 million, as previously discussed, (ii) the net change in Foreign exchange and other of $69 million and (iii) an increase in Loss on extinguishment of debt of $10 million. The increase in our Loss before (provision for) benefit from income taxes was partially offset by a decrease in Interest expense of $121 million as a result of lower principal amounts of outstanding debt partially offset by the effect of higher interest rates during the nine months ended September 30, 2018.
Net loss attributable to Bausch Health Companies Inc. for the nine months ended September 30, 2018 was $3,804 million and Net income attributable to Bausch Health Companies Inc. for the nine months ended September 30, 2017 was $1,891 million, a decrease of $5,695 million. The decrease in our reported results was primarily due to: (i) the unfavorable change in (Provision for) benefit from income taxes of $2,903 million and (ii) the increase in our Loss before (provision for) benefit from income taxes of $2,791 million, as previously discussed. For the nine months ended September 30, 2017, the Benefit from income taxes includes $2,626 million of income tax benefit related to the discrete treatment of internal restructuring efforts not recurring in 2018.
RESULTS OF OPERATIONS
Our unaudited operating results for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Revenues
Product sales	$2,108	$2,186	$(78)	$6,173	$6,462	$(289)
Other revenues	28	33	(5)	86	99	(13)
	2,136	2,219	(83)	6,259	6,561	(302)
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	573	650	(77)	1,717	1,869	(152)
Cost of other revenues	9	9	—	32	32	—
Selling, general and administrative	614	623	(9)	1,847	1,943	(96)
Research and development	107	81	26	293	271	22
Amortization of intangible assets	658	657	1	2,142	1,915	227
Goodwill impairments	—	312	(312)	2,213	312	1,901
Asset impairments	89	406	(317)	434	629	(195)
Restructuring and integration costs	3	6	(3)	16	42	(26)
Acquired in-process research and development costs	—	—	—	1	5	(4)
Acquisition-related contingent consideration	(19)	(238)	219	(23)	(297)	274
Other income, net	(15)	(325)	310	(4)	(584)	580
	2,019	2,181	(162)	8,668	6,137	2,531
Operating income (loss)	117	38	79	(2,409)	424	(2,833)
Interest income	3	3	—	9	9	—
Interest expense	(420)	(459)	39	(1,271)	(1,392)	121
Loss on extinguishment of debt	—	(1)	1	(75)	(65)	(10)
Foreign exchange and other	—	19	(19)	18	87	(69)
Loss before (provision for) benefit from income taxes	(300)	(400)	100	(3,728)	(937)	(2,791)
(Provision for) benefit from income taxes	(51)	1,700	(1,751)	(74)	2,829	(2,903)
Net (loss) income	(351)	1,300	(1,651)	(3,802)	1,892	(5,694)
Net loss (income) attributable to noncontrolling interest	1	1	—	(2)	(1)	(1)
Net (loss) income attributable to Bausch Health Companies Inc.	$(350)	$1,301	$(1,651)	$(3,804)	$1,891	$(5,695)
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenues
The Company’s revenues are primarily generated from product sales that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication.

Our revenue was $2,136 million and $2,219 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of $83 million, or 4%. The decrease was primarily driven by: (i) the impact of divestitures and discontinuations of $112 million, (ii) lower net volumes from our existing business (excluding the effect of foreign currencies and the impact of 2017 divestitures and discontinuations) of $51 million, (iii) the unfavorable effect of foreign currencies, primarily in Europe and Latin America, of $30 million and (iv) the decrease in other revenues of $4 million. These decreases were partially offset by the net increase in average realized pricing from our existing business of $114 million primarily driven by our Salix and Diversified Products segments.
Our segment revenues and segment profits for the three months ended September 30, 2018 and 2017 are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
As is customary in the pharmaceutical industry, gross product sales are subject to a variety of deductions in arriving at net product sales. Provisions for these deductions are recognized concurrently with the recognition of gross product sales. These provisions include cash discounts and allowances, chargebacks, and distribution fees, which are paid or credited to direct customers, as well as rebates and returns, which can be paid or credited to direct and indirect customers.  Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory on hand at the wholesalers. In wholesaler contracts such credits are offset against the total distribution service fees we pay on all of our products to each such wholesaler. In addition, some payor contracts require discounting if a price increase or series of price increases in a contract period exceeds a negotiated threshold. Provision balances relating to amounts payable to direct customers are netted against trade receivables and balances relating to indirect customers are included in accrued liabilities.
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Overall, the Company’s product sales provision as a percentage of gross product sales for the year 2018 as compared to 2017 was unchanged. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018		2017
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,614	100%	$3,777	100%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	237	7%	214	6%
Returns	46	1%	104	3%
Rebates	646	18%	656	17%
Chargebacks	515	14%	546	14%
Distribution fees	62	2%	71	2%
Total provisions	1,506	42%	1,591	42%
Net product sales	2,108	58%	2,186	58%
Other revenues	28		33
Revenues	$2,136		$2,219
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 42% and 42% for the three months ended September 30, 2018 and 2017, respectively. Changes in cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were primarily driven by:

•
discounts and allowances as a percentage of gross product sales were higher primarily due to: (i) higher sales of certain generic products associated with a short-term market opportunity, (ii) the releases of Uceris® Authorized Generic (“AG”), Syprine® AG and Diastat® AG and (iii) higher discount and allowance rates for Migranal® AG. These increases were partially offset by: (i) lower sales of Glumetza® AG and (ii) lower discount and allowance rates for Metrogel® AG, Ofloxacin® and Targretin® AG;

•	returns as a percentage of gross product sales was lower primarily due to: (i) lower return rates for products, such as Relistor® SLX, Glumetza® SLX and Mysoline® and (ii) lower sales of Isuprel®;

•
rebates as a percentage of gross product sales were higher primarily due to increased sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of incremental rebates from contractual price increase limitations. The comparisons were impacted primarily by higher provisions for rebates and the co-pay assistance programs for promoted products, such as Retin-A Micro® 0.06%, Apriso®, Prolensa® and Elidel®. These increases were offset by decreases in rebates for Solodyn®, Mephyton®, Jublia® and Diastat® and other products, caused by declines in year over year volume, in part due to generic competition to certain products;

•
chargebacks as a percentage of gross product sales were unchanged, as lower chargebacks from: (i) better management of contractual terms of certain non-retail classes of trade products, such as Apriso® and Retin-A Micro® and (ii) lower sales of Glumetza® SLX, Glumetza® AG and other drugs due to the utilization of generics, such as Mephyton® and Zegerid®, were offset by higher chargebacks from: (i) higher sales of certain branded products, such as Nifediac® and Ofloxacin®, (ii) higher sales of generic products, such as Zegerid® AG and Cardizem® AG, and (iii) the authorized generic releases of Uceris® AG and Mephyton® AG; and

•
distribution service fees as a percentage of gross product sales were unchanged as lower distribution fees associated with lower sales of Isuprel®, Uceris®, Mephyton® and Glumetza® SLX were offset by higher distribution fees associated with higher sales of Xifaxan®, Retin-A Micro® 0.06% and other branded products. No price appreciation credits were provided during the three months ended September 30, 2018 and 2017.

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
Cost of goods sold was $573 million and $650 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of $77 million, or 12%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations, (ii) lower royalty expense associated with certain branded products, primarily Glumetza® and Xenazine®, (iii) better inventory management and (iv) the favorable impact of foreign currencies. As part our commitment to better manage our inventories, we have implemented multiple SKU rationalization projects which have identified and eliminated slower moving products from our production cycle, reduced our inventory months on hand, reduced our inventory obsolescence experience and improved gross margins. These inventory management initiatives are ongoing and may result in additional actions which could eliminate additional products from our production cycle in the future and impact our operating results. We are also planning to proactively reduce our U.S. channel inventory during the fourth quarter of 2018, which we expect will reduce the Company’s revenue and gross profit.
Cost of goods sold as a percentage of product sales revenue was 27% and 30% for the three months ended September 30, 2018 and 2017, respectively, a decrease of 3 percentage points. Costs of goods sold as a percentage of revenue was favorably impacted as a result of: (i) lower royalty expense associated with certain branded products, primarily Glumetza®, (ii) better inventory management and (iii) the impact of 2017 divestitures and discontinuations, which historically reported lower gross margins than our core businesses.
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
SG&A expenses were $614 million and $623 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of $9 million, or 1%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations, (ii) a decrease in legal expenses as we resolved certain legacy legal issues in late 2017 and throughout 2018 as previously discussed and (iii) the favorable effect of foreign currencies.  The decrease was partially offset by: (i) higher compensation costs due in part to higher headcount and (ii) higher advertising and promotion expenses, primarily associated with our launch of Lumify®.

Research and Development
Included in Research and development are costs related to our product development and quality assurance programs. Expenses related to product development include: employee compensation costs; overhead and occupancy costs; depreciation of research and development facilities and equipment; clinical trial costs; clinical manufacturing and scale-up costs; and other third-party development costs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards and include: employee compensation costs; overhead and occupancy costs; amortization of software; and other third-party costs.
R&D expenses were $107 million and $81 million for the three months ended September 30, 2018 and 2017, respectively, an increase of $26 million, or 32%. The increase is primarily driven by: (i) an increase in the number of projects under development and (ii) an increase in our R&D headcount.
R&D expenses as a percentage of Product revenue were 5% and 4% for the three months ended September 30, 2018 and 2017, respectively. As part of our turnaround, we removed projects related to divested businesses and rebalanced our portfolio to better align with our long-term plans and focus on core businesses. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our new strategy. For the full year 2018, we anticipate R&D expense as a percentage of revenue will exceed 4%, which demonstrates our commitment to our R&D strategy.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years.
Amortization of intangible assets was $658 million and $657 million for the three months ended September 30, 2018 and 2017, respectively, an increase of $1 million. The increase was primarily attributable to changes in estimates made in 2017 of the remaining useful lives of certain products and the Salix brand name to reflect management's changes in assumptions and was partially offset by lower amortization due to impairments to intangible assets and the impact of 2017 divestitures and discontinuations as the Company focused on its core assets. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
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
Goodwill impairments were $0 and $312 million for the three months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2017, the Sprout business was classified as held for sale. As the Sprout business represented only a portion of the former Branded Rx reporting unit, we assessed the remaining reporting unit for impairment and determined the carrying value of the remaining reporting unit exceeded its fair value. After completing step two of the impairment testing, we determined and recorded a goodwill impairment charge of $312 million during the three months ended September 30, 2017.
Asset Impairments
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.
Asset impairments were $89 million and $406 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of $317 million. Asset impairments for the three months ended September 30, 2018 include impairments of: (i) $61 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and revisions to forecasted sales and (ii) $28 million to Acquired IPR&D not in service associated with the licensing agreement for a specific product. Asset impairments for the three months ended September 30, 2017 include impairments of: (i) $352 million related to Sprout being classified as held for sale, (ii) $47 million reflecting decreases in forecasted sales for other product lines and (iii) $6 million related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core business.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding the impairment to our Uceris® Tablet intangible asset and the asset impairments of our other intangible assets.

Restructuring and Integration Costs
Restructuring and integration costs were $3 million and $6 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of $3 million. We have substantially completed the integration of the businesses acquired prior to 2016. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
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
Acquisition-related contingent consideration was a net gain of $19 million for the three months ended September 30, 2018 and included net fair value adjustments of $25 million, which included adjustments to future royalty payments for a specific product, partially offset by accretion for the time value of money of $6 million. Acquisition-related contingent consideration was a net gain of $238 million for the three months ended September 30, 2017, and included a fair value adjustment of $259 million reflecting a decrease in forecasted sales for the Addyi® product, which impacted the expected future royalty payments. The net gain was partially offset by accretion for the time value of money of $13 million and other net fair value adjustments of $8 million.
Other Income, Net
Other income, net for the three months ended September 30, 2018 and 2017 consists of the following:

	Three Months Ended September 30,
(in millions)	2018	2017
Gain on the iNova Sale	$—	$(306)
Gain on the Skincare Sale	—	3
Gain on the Dendreon Sale	—	(25)
Net loss on other sales of assets	26	—
Litigation and other matters	(40)	3
Other, net	(1)	—
	$(15)	$(325)
See Note 4, "DIVESTITURES" to our unaudited interim Consolidated Financial Statements for further details of the Gain on the iNova Sale, the Gain on the Skincare Sale and the Gain on the Dendreon Sale.
In 2018, Litigation and other matters includes a favorable adjustment of $40 million related to the settlement of the Salix SEC litigation offset by other amounts provided for certain other matters. See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements for further details.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due and amortization of debt discounts and deferred financing costs on indebtedness under our credit facilities and notes.

Interest expense was $420 million and $459 million, and included non-cash amortization and write-offs of debt discounts and deferred financing costs of $18 million and $34 million, for the three months ended September 30, 2018 and 2017, respectively. Interest expense for the three months ended September 30, 2018 decreased $39 million, or 8%, as compared to the three months ended September 30, 2017, primarily due to: (i) lower principal amounts of outstanding long-term debt and (ii) lower amortization and write-offs of debt discounts and deferred financing costs. Prepayments of long-term debt were lower during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, and resulted in lower acceleration of amortization and write-offs of debt discounts and deferred financing costs during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. These decreases in interest expense were partially offset by higher interest rates associated with the December 2017 Refinancing Transactions and the March 2018 Refinancing Transactions. The weighted average stated rates of interest as of September 30, 2018 and 2017 were 6.32% and 6.09%, respectively.
Foreign Exchange and Other
Foreign exchange and other was a loss of $0 and a gain of $19 million for the three months ended September 30, 2018 and 2017, respectively, an unfavorable net change of $19 million. Foreign exchange gains/losses include translation gains/losses on intercompany loans, primarily on euro-denominated intercompany loans.
Income Taxes
Provision for income taxes was $51 million for the three months ended September 30, 2018 as compared to Benefit from income taxes of $1,700 million for the three months ended September 30, 2017, an increase in the provision for income taxes of $1,751 million.
Our effective income tax rate for the three months ended September 30, 2018 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of: (a) the tax consequences of internal restructuring efforts, (b) the net tax benefit related to the impairment of intangibles assets previously discussed and (c) adjustments for book to income tax return provisions.
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
Pursuant to these changes, in the second quarter of 2018, the Company began operating in the following operating segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products. The Bausch + Lomb/International segment consists of the: (i) U.S. Bausch + Lomb and (ii) International reporting units. The Salix segment consists of the Salix reporting unit (originally part of the former Branded Rx segment). The Ortho Dermatologics segment consists of the: (i) Ortho Dermatologics (originally part of the former Branded Rx segment) and (ii) Global Solta (originally part of the former Branded Rx segment) reporting units. The Diversified Products segment consists of the: (i) Neurology and Other (originally part of the former U.S. Diversified Product segment), (ii) Generics (originally part of the former U.S. Diversified Product segment) and (iii) Dentistry (originally part of the former Branded Rx segment) reporting units. In 2017, the Neurology and Other reporting unit also included the: (i) oncology business (originally part of the former Branded Rx segment) and (ii) women's health business (originally part of the former Branded Rx segment). Upon divesting its equity interests in Dendreon on June 28, 2017 and Sprout on December 20, 2017, the Company exited the oncology and women's health businesses, respectively. Effective in the first quarter of 2018, revenues and profits from the former U.S. Solta business unit and the former

International Solta business unit are included in a new single business unit, Global Solta. Prior period presentations of segment revenues and segment profits have been recast to conform to the current segment reporting structure.
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

•	The Salix segment consists of sales in the U.S. of gastrointestinal ("GI") products.

•	The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta medical aesthetic devices.

•
The Diversified Products segment consists of: (i) sales in the U.S. of pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) sales in the U.S. of generic products, (iii) sales in the U.S. of dentistry products, (iv) sales in the U.S. of oncology (or Dendreon) products, (v) global sales of women’s health (or Sprout) products and (vi) sales of certain other businesses divested during 2017 that were not core to the Company's operations. As a result of the divestitures of the Company's equity interests in Dendreon (June 28, 2017) and Sprout (December 20, 2017), the Company exited the oncology and women's health businesses, respectively.

Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, In-process research and development costs, Restructuring and integration costs, Acquisition-related contingent consideration costs and Other income, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 19, "SEGMENT INFORMATION" to our unaudited interim Consolidated Financial Statements for a reconciliation of segment profit to Loss before (provision for) benefit from income taxes.
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year over year changes in segment revenues for the three months ended September 30, 2018 and 2017. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year over year changes in segment profits for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018		2017		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$1,147	54%	$1,234	56%	$(87)	(7)%
Salix	460	22%	452	20%	8	2%
Ortho Dermatologics	177	8%	177	8%	—	—%
Diversified Products	352	16%	356	16%	(4)	(1)%
Total revenues	$2,136	100%	$2,219	100%	$(83)	(4)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$341	30%	$381	31%	$(40)	(10)%
Salix	304	66%	277	61%	27	10%
Ortho Dermatologics	89	50%	73	41%	16	22%
Diversified Products	266	76%	251	71%	15	6%
Total segment profits	$1,000	47%	$982	44%	$18	2%

The following table presents organic revenue (Non-GAAP) and the year over year changes in organic revenue for the three months ended September 30, 2018 and 2017 by segment. Organic revenues and organic growth rates are defined in the previous section titled “Selected Financial Information”.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divested Revenues	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Bausch + Lomb/International	$1,147	$29	$1,176	$1,234	$(94)	$1,140	$36	3%
Salix	460	—	460	452	—	452	8	2%
Ortho Dermatologics	177	1	178	177	(2)	175	3	1%
Diversified Products	352	—	352	356	(16)	340	12	4%
Total	$2,136	$30	$2,166	$2,219	$(112)	$2,107	$59	3%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product group representing 10% or more of its product sales. The Bausch + Lomb/International segment revenue was $1,147 million and $1,234 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of $87 million, or 7%. The decrease was driven by: (i) the impact of 2017 divestitures and discontinuations of $94 million, which includes the iNova Sale, (ii) the unfavorable effect of foreign currencies of $29 million primarily attributable to our revenues in Europe and Latin America and (iii) a decrease in average realized pricing of $12 million primarily in our Global Vision Care business. The decrease was partially offset by an increase in volume across all of our global eye-health businesses of $48 million primarily driven by our Global Vision Care business and Global Ophtho Rx business. The increased volumes in our Global Vision Care business are primarily attributable to our Biotrue® ONEday product line in the U.S. The increased volumes in our Global Ophtho Rx business are primarily attributable to the launch of Vyzulta®.
Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for three months ended September 30, 2018 and 2017 was $341 million and $381 million, respectively, a decrease of $40 million, or 10%. The decrease was primarily driven by: (i) a decrease in contribution as a result of the impact of 2017 divestitures and discontinuations, (ii) an increase in operating expenses, primarily related to: (a) advertising and promotional costs associated with our launch of Lumify® and (b) research and development in support of our product pipeline, (iii) the decrease in average realized pricing of $12 million as previously discussed and (iv) the net unfavorable effect of foreign currencies. These factors were partially offset by the increase in contribution as a result of the increase in volume as previously discussed.
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for 69% and 63% of the Salix segment product sales and 15% and 13% of the Company's product sales for the three months ended September 30, 2018 and 2017, respectively. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the three months ended September 30, 2018 and 2017 was $460 million and $452 million, respectively, an increase of $8 million, or 2%. The increase includes an increase in average realized pricing of $60 million primarily attributable to: (i) a higher WAC for Xifaxan® and (ii) favorable gross to net adjustments primarily related to Glumetza® and Relistor®. The increase was partially offset by: (i) a decrease in volume of $51 million primarily attributable to the loss of exclusivity of certain products, such as Uceris® and Glumetza® and (ii) the decrease in other revenues of $1 million.
Salix Segment Profit
The Salix segment profit for the three months ended September 30, 2018 and 2017 was $304 million and $277 million, respectively, an increase of $27 million, or 10%. The increase was primarily driven by a net increase in contribution as a result of the increases in average realized pricing, partially offset by volumes as previously discussed.

Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment revenue for the three months ended September 30, 2018 and 2017 was $177 million and $177 million, respectively. Average realized pricing increased $23 million primarily attributable to favorable gross to net adjustments primarily related to our Zovirax® and Solodyn® products and was offset by: (i) a decrease in volume of $17 million, attributable to a decrease in product demand primarily related to tretinoin, Solodyn® and Jublia®, partially offset by sales from SiliqTM, which launched in July 2017, (ii) the impact of 2017 divestitures and discontinuations of $2 million, (iii) the decrease in other revenues of $3 million and (iv) the unfavorable effect of foreign currencies of $1 million.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the three months ended September 30, 2018 and 2017 was $89 million and $73 million, respectively, an increase of $16 million, or 22%. The increase was primarily driven by lower operating expenses, as a result of: (i) lower legal spend and (ii) lower advertising and promotional costs related to the previously anticipated launch of SiliqTM.
Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018		2017		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$64	18%	$61	17%	$3	5%
Cuprimine®	26	7%	20	6%	6	30%
Arestin®	21	6%	26	7%	(5)	(19)%
Migranal® Franchise	20	6%	15	4%	5	33%
Ativan®	15	4%	13	4%	2	15%
Aplenzin®	13	4%	6	2%	7	117%
Xenazine® Franchise	12	3%	30	8%	(18)	(60)%
Syprine®	12	3%	18	5%	(6)	(33)%
Diastat® Franchise	10	3%	4	1%	6	150%
Neo Poly Otic	10	3%	5	1%	5	100%
Other product revenues	145	42%	153	44%	(8)	(5)%
Other revenues	4	1%	5	1%	(1)	(20)%
Total Diversified Products revenues	$352	100%	$356	100%	$(4)	(1)%
The Diversified Products segment revenue for the three months ended September 30, 2018 and 2017 was $352 million and $356 million, respectively, a decrease of $4 million, or 1%. The decrease was primarily driven by: (i) decreases in volume of $31 million and (ii) the impact of 2017 divestitures and discontinuations of $16 million, which includes the Dendreon Sale and the Obagi Sale. The decrease in volume was primarily attributable to: (i) generic competition to certain products, including Isuprel®, Xenazine®, Mephyton® and Syprine® and (ii) third-party pharmacy benefit manager ("PBM") pressures in our Dentistry business. These decreases in volume were partially offset by increased volumes in our Generics business, primarily associated with the recently launched Diastat® AG and Uceris® AG products. The net decrease in volumes were partially offset by a net increase in average realized pricing of $43 million, primarily related to our Neurology and Other business.
Diversified Products Segment Profit
The Diversified Products segment profit for three months ended September 30, 2018 and 2017 was $266 million and $251 million, respectively, an increase of $15 million, or 6% and was primarily driven by the increase in contribution as a result of increased average realized pricing, partially offset by lower volumes as previously discussed.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Revenues
Our revenue was $6,259 million and $6,561 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $302 million, or 5%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations of $509 million, (ii) the net decrease in volume of $66 million, primarily as a result of the loss of exclusivity for a number of products in our Ortho Dermatologics segment and Diversified Products segment and partially offset by an increase in the volumes in our Bausch + Lomb/International segment and (iii) the decrease in other revenues of $11 million. These decreases in Revenue were partially offset by: (i) an increase in average realized pricing of $225 million, primarily in our Salix and Diversified Products segments and (ii) the favorable effect of foreign currencies of $59 million, primarily in Europe and Asia.
Our segment revenues and segment profits for the nine months ended September 30, 2018 and 2017 are discussed in further detail in the subsequent section titled "Reportable Segment Revenues and Profits".
Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018		2017
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$10,641	100%	$11,085	100%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	643	6%	613	6%
Returns	209	2%	326	3%
Rebates	1,976	18%	1,894	17%
Chargebacks	1,462	14%	1,568	14%
Distribution fees	178	2%	222	2%
Total provisions	4,468	42%	4,623	42%
Net product sales	6,173	58%	6,462	58%
Other revenues	86		99
Revenues	$6,259		$6,561
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 42% and 42% for the nine months ended September 30, 2018 and 2017, respectively. Changes in cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were primarily driven by:

•
discounts and allowances as a percentage of gross product sales were unchanged as higher sales and discount and allowance rates associated with Migranal® AG, Tobramycin® CD and Xenazine® AG and the launch of Diastat® AG were offset by lower sales and discount and allowance rates for Zegerid® AG, Isuprel® and Metrogel® AG;

•
returns as a percentage of gross product sales was lower primarily due to lower sales and lower return rates associated with certain products, primarily Nitropress® which was impacted by multiple generics in 2017, Glumetza® SLX and Mephyton®;

•
rebates as a percentage of gross product sales were higher primarily due to increased sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of incremental rebates from contractual price increase limitations. The comparisons were impacted primarily by higher provisions for rebates and the co-pay assistance programs for promoted products, such as Xifaxan®, Apriso®, Elidel® and Prolensa®. These increases were offset by decreases in rebates for Solodyn®, Jublia®, Carac®, Mephyton®, Acanya®, Glumetza® SLX and other products, caused by declines in year over year volume, in part, due to generic competition to certain products;

•
chargebacks as a percentage of gross product sales were unchanged. Decreases in chargebacks were the result of: (i) better management of contractual terms of certain non-retail classes of trade products, such as Isuprel®, Glumetza® SLX, Zegerid® and Apriso® and other drugs in part due to generic competition, (ii) chargebacks in 2017 associated with Provenge®, which was divested with the Dendreon Sale on June 28, 2017 and (iii) lower utilization by the U.S. government of certain products such as Minocin®. The decreases in chargebacks as a percentage of gross product sales were offset by higher sales of certain generic products, such as Targretin® AG, and certain branded drugs, such as Nifedical™ and Ofloxacin®; and

•
distribution service fees as a percentage of gross product sales were unchanged as the impact of: (i) higher price appreciation credits and (ii) higher distribution fees associated with higher sales of Xifaxan®, Relistor® and other branded products were offset by: (i) better contract terms with our distributors, (ii) lower distribution fees associated with lower sales of certain branded products, such as Isuprel®, Glumetza® SLX, Uceris® Tablets, Syprine®, Mephyton®, and other branded products driven by generic competition to certain products and (iii) lower sales of Provenge®, which was divested with the Dendreon Sale on June 28, 2017. Price appreciation credits are offset against the distribution service fees we pay wholesalers and were $15 million and $10 million for the nine months ended September 30, 2018 and 2017, respectively.

Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $1,717 million and $1,869 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $152 million, or 8%. The decrease was primarily driven by the impact of 2017 divestitures and discontinuations partially offset by: (i) the unfavorable impact of foreign currencies, (ii) lower third-party royalty costs and (iii) the reclassification of certain maintenance costs.
Cost of goods sold as a percentage of product sales revenue was 28% and 29% for the nine months ended September 30, 2018 and 2017, respectively. Costs of goods sold as a percentage of revenue was favorably impacted as a result of the impact of 2017 divestitures and discontinuations, which historically reported lower gross margins than our core businesses, and increased average realized pricing, primarily in our GI business, which was offset by the unfavorable change in our product mix. In 2018, a greater percentage of our revenue is attributable to the Bausch + Lomb/International segment, which generally has lower gross margins than our remaining product portfolio.
Selling, General and Administrative Expenses
SG&A expenses were $1,847 million and $1,943 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $96 million, or 5%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations, (ii) a decrease in legal expenses as we resolved certain legacy legal issues in late 2017 and throughout 2018 as previously discussed and (iii) a decrease in bad debt expense. The decrease was partially offset by: (i) higher compensation costs due in part to higher headcount, (ii) higher advertising and promotion expenses, primarily associated with our launch of Lumify® and (iii) the unfavorable impact of the effect of foreign currencies.
Research and Development
R&D expenses were $293 million and $271 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $22 million, or 8%. R&D expenses for the nine months ended September 30, 2018 were slightly higher as compared to the nine months ended September 30, 2017 and R&D expenses as a percentage of revenue was approximately 5% for the nine months ended September 30, 2018 as compared to 4% for the nine months ended September 30, 2017, demonstrating our consistent commitment to our investment in our R&D strategy.
Amortization of Intangible Assets
Amortization of intangible assets was $2,142 million and $1,915 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $227 million, or 12%. The increase in amortization was primarily attributable to changes in estimates made in 2017 of the remaining useful lives of certain products and the Salix brand name to reflect management's changes in assumptions and was partially offset by lower amortization due to impairments to intangible assets and the impact of 2017 divestitures and discontinuations as the Company focused on its core assets. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
Goodwill Impairments
Goodwill impairments were $2,213 million and $312 million for the nine months ended September 30, 2018 and 2017, respectively.
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
As previously discussed, in the second quarter of 2018, the Company began operating in the following reportable segments: (i) Bausch + Lomb/International segment, (ii) Salix segment, (iii) Ortho Dermatologics segment and (iv) Diversified Products segment. As the second quarter realignment of the segment structure did not change the reporting units, there was no triggering event which would require the Company to test goodwill for impairment.
Except for the impact of the adoption of the new accounting guidance for goodwill impairment testing noted above, no additional events occurred or circumstances changed during the period January 1, 2018 (the date goodwill was last tested for impairment) through March 31, 2018 that would indicate that the fair value of any reporting unit might be below its carrying value. As a result, management concluded that the fair value of the Salix reporting unit and Ortho Dermatologics reporting unit marginally exceed their respective carrying values as of March 31, 2018. Therefore, during the three months ended March 31, 2018, the Company performed qualitative assessments of the Salix reporting unit and Ortho Dermatologics reporting unit to determine if testing was required.
As part of its qualitative assessments, management compared the reporting units' operating results to its original forecasts. The latest forecasts as of March 31, 2018 for the Salix and Ortho Dermatologics reporting units were not materially different than the forecast used in management's January 1, 2018 testing and the difference in the forecasts would not change the conclusion of the Company’s goodwill impairment testing as of January 1, 2018. As part of these qualitative assessments, the Company also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period.  Based on its qualitative assessments, management believed that the carrying value of these reporting units did not exceed their respective fair values and, therefore, concluded quantitative assessments were not required.
June 30, 2018
During the three months ended June 30, 2018, the Company made certain revisions to its forecasts for the Salix reporting unit. The revisions reflected, among other matters: (i) the launch of a generic competitor in July 2018 to the Company’s Uceris® Tablet product, (ii) the improved performance of the remaining Salix product portfolio, including the Xifaxan® products and (iii) certain other assumptions used in preparing its discounted cash flow model. Using the revised forecasts, management performed a qualitative assessment of the Salix reporting unit to determine if testing was required. As part of this assessment, management compared the reporting unit’s operating results to its original forecasts. Management noted that the forecasts as revised as of June 30, 2018 for the Salix reporting unit did not result in cash flows materially different than those used in management's January 1, 2018 testing and the difference in the forecasts would not change the conclusion of the Company’s goodwill impairment testing as of January 1, 2018. The Company also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions. Based on its qualitative assessments, management believes that the carrying value of the Salix reporting unit did not exceed its fair value as of June 30, 2018 and, therefore, concluded a quantitative assessment was not required.

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
No other events occurred or circumstances changed during the period January 1, 2018 (the date goodwill was last tested for impairment for all reporting units other than the Ortho Dermatologics reporting unit) through June 30, 2018 that would indicate that the fair value of any reporting unit, other than the Salix and Ortho Dermatologics reporting units, might be below its carrying value.
September 30, 2018
Other than the events previously disclosed, no events occurred or circumstances changed during the period January 1, 2018 (the date goodwill was last tested for impairment for all reporting units other than the Ortho Dermatologics reporting unit) through September 30, 2018 that would indicate that the fair value of any reporting unit might be below its carrying value. However, as management concluded that the fair value of the Salix reporting unit and Ortho Dermatologics reporting unit only marginally exceeded their respective carrying values as of June 30, 2018, the Company performed qualitative assessments of the Salix reporting unit and Ortho Dermatologics reporting unit to determine if testing was required.
As part of its qualitative assessment of the Ortho Dermatologics reporting unit, management compared the reporting unit’s operating results to its forecast as of June 30, 2018.  The latest forecast as of September 30, 2018 for the Ortho Dermatologics reporting unit was not materially different than the forecast used in management's June 30, 2018 testing and the differences in the forecast would not change the conclusion of the Company’s goodwill impairment testing as of June 30, 2018. As part of the qualitative assessment, the Company also considered the sensitivity of its conclusion as it relates to changes in the estimates and assumptions used in the latest forecast available for each period.  Based on the qualitative assessment, management believes that the carrying value of Ortho Dermatologics reporting unit did not exceed its fair value and, therefore, concluded a quantitative assessment was not required.
As part of its qualitative assessment of the Salix reporting unit, management compared the reporting unit’s operating results to its forecast as of January 1, 2018. During the three months ended September 30, 2018, the Company made certain revisions to its forecast for the Salix reporting unit, the most significant of which was to reflect the positive impact of the settlement agreement between the Company and Actavis resolving the intellectual property litigation regarding Xifaxan® tablets, 550 mg. As discussed in further detail in Note 18, "LEGAL PROCEEDINGS”, the parties have agreed to dismiss all litigation related to Xifaxan® tablets, 550 mg, granting a license to Actavis to enter the market effective January 1, 2028 (or earlier under certain circumstances). All intellectual property protecting Xifaxan® will remain intact and enforceable. Final patent expiry on Xifaxan® tablets, 550 mg is late 2029. Using the revised forecasts, management performed a qualitative assessment of the Salix reporting unit to determine if testing was required. As part of this assessment, management considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period. Based on its qualitative assessment and the positive resolution of the Xifaxan® agreement, management believes that the fair value of the Salix reporting unit exceeded its carrying value as of September 30, 2018 and, therefore, concluded a quantitative assessment was not required.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future. In accordance with the Company's accounting policies, the Company will perform its annual goodwill impairment test as of October 1, 2018.
September 30, 2017
During the three months ended September 30, 2017, the Sprout business was classified as held for sale. As the Sprout business represented only a portion of the former Branded Rx reporting unit, we assessed the remaining reporting unit for impairment and determined the carrying value of the remaining reporting unit exceeded its fair value. After completing step two of the impairment testing, the Company determined and recorded a goodwill impairment charge of $312 million during the three months ended September 30, 2017.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements for additional details regarding our goodwill impairment testing.

Asset Impairments
Asset impairments were $434 million and $629 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $195 million. Asset impairments for the nine months ended September 30, 2018 include impairments of: (i) $341 million reflecting decreases in forecasted sales for the Uceris® Tablet product and other product lines due to generic competition, (ii) $60 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and revisions to forecasted sales, (iii) $28 million to Acquired IPR&D not in service related to a certain product and (iv) $5 million related to assets being classified as held for sale.
Asset impairments for the nine months ended September 30, 2017 include impairments of: (i) $352 million related to the Sprout business classified as held for sale, (ii) $115 million to other assets classified as held for sale, (iii) $86 million to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses, (iv) $73 million reflecting decreases in forecasted sales for other product lines and (v) $3 million related to Acquired IPR&D not in service.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding the impairment to our Uceris® Tablet intangible asset and the asset impairments of our other intangible assets.
Restructuring and Integration Costs
Restructuring and integration costs were $16 million and $42 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $26 million. We have substantially completed the integration of the businesses acquired prior to 2016. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
See Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our unaudited interim Consolidated Financial Statements for further details regarding these actions.
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration was a net gain of $23 million for the nine months ended September 30, 2018 and included net fair value adjustments of $41 million, which included adjustments to future royalty payments for a specific product, partially offset by accretion for the time value of money of $18 million. Acquisition-related contingent consideration was a net gain of $297 million for the nine months ended September 30, 2017 and included: (i) a fair value adjustment of $312 million reflecting a decrease in forecasted sales for the Addyi® product which impacted the expected future payments and (ii) net fair value adjustments of $33 million. These gains were partially offset by accretion for the time value of money of $48 million.
See Note 6, "FAIR VALUE MEASUREMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Other Income, Net
Other income, net for the nine months ended September 30, 2018 and 2017 consists of the following:

	Nine Months Ended September 30,
(in millions)	2018	2017
Gain on the iNova Sale	$—	$(306)
Gain on the Skincare Sale	—	(316)
Gain on the Dendreon Sale	—	(98)
Net loss on other sales of assets	26	25
Litigation and other matters	(30)	112
Other, net	—	(1)
	$(4)	$(584)
See Note 4, "DIVESTITURES" to our unaudited interim Consolidated Financial Statements for further details of the Gain on the iNova Sale, the Gain on the Skincare Sale and the Gain on the Dendreon Sale.

In 2018, Litigation and other matters includes a favorable adjustment of $40 million related to the settlement of the Salix SEC litigation offset by other amounts provided for certain other matters. See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements for further details.
Non-Operating Income and Expense
Interest Expense
Interest expense was $1,271 million and $1,392 million and included non-cash amortization and write-offs of debt discounts and deferred financing costs of $62 million and $100 million for the nine months ended September 30, 2018 and 2017, respectively. Interest expense decreased $121 million, or 9%, primarily due to: (i) lower principal amounts of outstanding long term debt and (ii) lower amortization and write-offs of debt discounts and deferred financing costs. Prepayments of long term debt were lower during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, and resulted in lower acceleration of amortization and write-offs of debt discounts and deferred financing costs during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. These decreases in interest expense were partially offset by higher interest rates associated with the 2017 Refinancing Transactions and the March 2018 Refinancing Transactions. The weighted average stated rates of interest as of September 30, 2018 and 2017 were 6.32% and 6.09%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $75 million and $65 million for the nine months ended September 30, 2018 and 2017, respectively, associated with a series of transactions which allowed us to refinance portions of our debt arrangements.
Foreign Exchange and Other
Foreign exchange and other was a net gain of $18 million and $87 million for the nine months ended September 30, 2018 and 2017, respectively, an unfavorable net change of $69 million. Foreign exchange gains/losses include translation gains/losses on intercompany loans, primarily on euro-denominated intercompany loans.
Income Taxes
Provision for income taxes was $74 million for the nine months ended September 30, 2018 compared to a Benefit from income taxes of $2,829 million for the nine months ended September 30, 2017, an increase in the Provision for income taxes of $2,903 million.
Our effective income tax rate for the nine months ended September 30, 2018 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of: (a) the tax consequences of internal restructuring efforts, (b) the net tax benefit related to the impairment of intangibles assets previously discussed and (c) adjustments for book to income tax return provisions.
Our effective income tax rate for the nine months ended September 30, 2017 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of: (a) a $2,626 million tax benefit from internal restructuring efforts, consisting of the reversal of a $1,947 million deferred tax liability for previously recorded outside basis differences and a $679 million increase in deferred tax assets for NOLs available after the carryback of a capital loss and utilization against current year income, (b) a tax charge of $224 million resulting from our divestitures during the nine months ended September 30, 2017 and (c) a $108 million tax benefit related to an intangible impairment during the nine months ended September 30, 2017.
On December 22, 2017, the Tax Act was signed into law and includes a number of changes in the U.S. tax law. We have provided for income taxes, including the impacts of the Tax Act, in accordance with the accounting guidance issued through the date of the issuance of this filing. In accordance with accounting guidance, we have provisionally provided for the income tax effects of the Tax Act and will finalize the provisional amounts associated with the Tax Act within one year of its enactment, namely December 22, 2018.

The provisional amounts included in the Company's Benefit from income taxes for the year 2017 will be finalized as regulations and other guidance are published. We continually update the provisional amounts based upon recently issued guidance by accounting regulatory bodies, the U.S. Internal Revenue Service and state and local governments, including the proposed regulations regarding the one-time Transition Toll Tax on the pre-2018 earnings of certain non-U.S. subsidiaries released by the U.S. Treasury Department on August 1, 2018. As part of its full assessment, we will assess the impact of the Tax Act on the Company’s tax filings for the year 2017. Although its assessment is still in progress, through the date of issuance of this filing, we have not identified any material revisions to the provisional amounts provided in the Company's Benefit from income taxes for the year 2017. Differences between the provisional Benefit from income taxes as provided in 2017 and the benefit or provision for income taxes when those provisional amounts are finalized in 2018 can be expected and those differences could be material.
See Note 16, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year over year changes in segment revenues for the nine months ended September 30, 2018 and 2017. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year over year changes in segment profits for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018		2017		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$3,459	56%	$3,591	56%	$(132)	(4)%
Salix	1,323	21%	1,141	17%	182	16%
Ortho Dermatologics	460	7%	556	8%	(96)	(17)%
Diversified Products	1,017	16%	1,273	19%	(256)	(20)%
Total revenues	$6,259	100%	$6,561	100%	$(302)	(5)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$988	29%	$1,078	30%	$(90)	(8)%
Salix	868	66%	677	59%	191	28%
Ortho Dermatologics	193	42%	264	47%	(71)	(27)%
Diversified Products	763	75%	859	67%	(96)	(11)%
Total segment profits	$2,812	45%	$2,878	44%	$(66)	(2)%
The following table presents organic revenue (Non-GAAP) and the year over year changes in organic revenue for the nine months ended September 30, 2018 and 2017 by segment. Organic revenues and organic growth rates are defined in the previous section titled “Selected Financial Information”.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divested Revenues	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Bausch + Lomb/International	$3,459	$(59)	$3,400	$3,591	$(290)	$3,301	$99	3%
Salix	1,323	—	1,323	1,141	—	1,141	182	16%
Ortho Dermatologics	460	—	460	556	(5)	551	(91)	(17)%
Diversified Products	1,017	—	1,017	1,273	(214)	1,059	(42)	(4)%
Total	$6,259	$(59)	$6,200	$6,561	$(509)	$6,052	$148	2%

Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product representing 10% or more of its product sales. The Bausch + Lomb/International segment revenue was $3,459 million and $3,591 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $132 million, or 4%. The decrease was driven by: (i) the impact of 2017 divestitures and discontinuations of $290 million, which includes the Skincare Sale and the iNova Sale and (ii) a decrease in average realized pricing of $19 million primarily driven by our Global Vision Care business. The decrease was partially offset by: (i) an increase in volume across all of our global eye-health businesses of $118 million primarily driven by our Global Vision Care business and (ii) the favorable effect of foreign currencies of $59 million primarily attributable to our revenues in Europe. The increase in volume in our Global Vision Care business was primarily attributable to our Biotrue® ONEday and Ultra® product lines in the U.S.
Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for the nine months ended September 30, 2018 and 2017 was $988 million and $1,078 million, respectively, a decrease of $90 million, or 8%. The decrease was driven by: (i) the impact of 2017 divestitures and discontinuations, (ii) an increase in selling, advertising and promotional expenses in support of the launch of products, primarily associated with our launch of Lumify® and (iii) a decrease in average realized pricing as previously discussed. The decrease was partially offset by: (i) the increase in contribution as a result of the increase in volume as previously discussed and (ii) the net favorable effect of foreign currencies.
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for approximately 67% and 62% of the Salix segment product sales and approximately 14% and 11% of the Company's product sales for the nine months ended September 30, 2018 and 2017, respectively. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the nine months ended September 30, 2018 and 2017 was $1,323 million and $1,141 million, respectively, an increase of $182 million, or 16%. The increase includes increases in: (i) average realized pricing of $174 million and (ii) volume of $10 million. The increase in average realized pricing was attributable primarily to: (i) a higher WAC for Xifaxan® and (ii) lower discounts associated with Glumetza® and Xifaxan®. The increase in volume was primarily due to higher volume for Xifaxan®, partially offset by the loss of exclusivity of certain products, such as Uceris®, Glumetza® and Zegerid®. The increase was partially offset by a decrease in other revenues of $2 million.
Salix Segment Profit
The Salix segment profit for the nine months ended September 30, 2018 and 2017 was $868 million and $677 million, respectively, an increase of $191 million, or 28%. The increase includes the increase in contribution as a result of higher average realized pricing and the increase in volumes as previously discussed.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment revenue for the nine months ended September 30, 2018 and 2017 was $460 million and $556 million, respectively, a decrease of $96 million, or 17%. The decrease was driven by: (i) a decrease in volume of $79 million, (ii) the decrease in other revenues of $9 million, (iii) the impact of 2017 divestitures and discontinuations of $5 million and (iv) a decrease in average realized pricing of $3 million. The decrease in volume is primarily due to: (i) generic competition as certain products lost exclusivity, including Carac® and Targretin® and certain strengths of Solodyn® and (ii) a decrease in royalty revenue associated with certain partnerships. The decrease in average realized pricing is primarily attributable to Solodyn® and Retin-A Micro® 0.08%. These decreases in volume were partially offset by sales from SiliqTM, which launched in July 2017, and Retin-A Micro® 0.06%, which launched in January 2018.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the nine months ended September 30, 2018 and 2017 was $193 million and $264 million, respectively, a decrease of $71 million, or 27%. The decrease includes a net decrease in contribution primarily due to the decrease in volume and average realized pricing, as previously discussed.

Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018		2017		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$193	19%	$168	13%	$25	15%
Arestin®	70	7%	78	6%	(8)	(10)%
Cuprimine®	60	6%	59	5%	1	2%
Migranal® Franchise	46	5%	43	3%	3	7%
Ativan®	41	4%	46	4%	(5)	(11)%
Xenazine® Franchise	41	4%	98	8%	(57)	(58)%
Syprine®	39	4%	65	5%	(26)	(40)%
Aplenzin®	37	4%	22	2%	15	68%
Isuprel®	34	3%	95	7%	(61)	(64)%
Diastat® Franchise	34	3%	5	—%	29	580%
Other product revenues	411	40%	583	46%	(172)	(30)%
Other revenues	11	1%	11	1%	—	—%
Total Diversified Products revenues	$1,017	100%	$1,273	100%	$(256)	(20)%
The Diversified Products segment revenue for the nine months ended September 30, 2018 and 2017 was $1,017 million and $1,273 million, respectively, a decrease of $256 million, or 20%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations of $214 million, which includes the Dendreon Sale and the Obagi Sale and (ii) a decrease in volume of $115 million. The decrease in volume was primarily attributable to: (i) generic competition to certain products, including Isuprel®, Xenazine®, Syprine® and Mephyton® and (ii) third-party PBM pressures in our Dentistry business. These decreases in volume were partially offset by increased volumes in our Generics business, primarily due to the recently launched Diastat® AG and Uceris® AG products. The net decrease in volume was partially offset by a net increase in average realized pricing of $73 million primarily due to our Neurology and Other business.
Diversified Products Segment Profit
The Diversified Products segment profit for the nine months ended September 30, 2018 and 2017 was $763 million and $859 million, respectively, a decrease of $96 million, or 11%. The decrease was primarily driven by the decrease in contribution as a result of decreases in volumes and the impact of 2017 divestitures and discontinuations.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
(in millions)	2018	2017	Change
Net (loss) income	$(3,802)	$1,892	$(5,694)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	4,882	(850)	5,732
Changes in operating assets and liabilities	102	670	(568)
Net cash provided by operating activities	1,182	1,712	(530)
Net cash (used in) provided by investing activities	(134)	2,797	(2,931)
Net cash used in financing activities	(851)	(3,121)	2,270
Effect of exchange rate on cash and cash equivalents	(21)	39	(60)
Net increase in cash and cash equivalents	176	1,427	(1,251)
Cash, cash equivalents and restricted cash, beginning of period	797	542	255
Cash, cash equivalents and restricted cash, end of period	$973	$1,969	$(996)
Operating Activities
Net cash provided by operating activities was $1,182 million and $1,712 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $530 million. The decrease is primarily attributable to changes in our operating assets and liabilities. Net cash provided by operating activities is net of Payments of accrued legal settlements of $222 million and $221 million and Insurance proceeds for legal settlements of $0 and $60 million for the nine months ended September 30, 2018 and 2017, respectively.
Changes in our operating assets and liabilities resulted in a net increase in cash of $102 million and $670 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $568 million. For the nine months ended September 30, 2017, the change in our operating assets and liabilities was positively impacted by the collection of trade receivables, primarily attributable to our fulfillment agreement with Walgreens, and the impact of timing of other receipts and payments in the ordinary course of business.
Investing Activities
Net cash used in investing activities was $134 million for the nine months ended September 30, 2018 and was driven by purchases of property, plant and equipment of $95 million and acquisitions of intangible assets and other assets of $76 million.
Net cash provided by investing activities was $2,797 million for the nine months ended September 30, 2017 and included the net proceeds from sales of non-core assets of $3,063 million, which included the Skincare Sale, the Dendreon Sale and the iNova Sale. Uses of cash by investing activities for the nine months ended September 30, 2017 included acquisitions of intangible assets and other assets previously acquired of $146 million and purchases of property, plant and equipment of $118 million.
Financing Activities
Net cash used in financing activities was $851 million for the nine months ended September 30, 2018 and was primarily driven by the net reduction in our debt portfolio. Repayments of debt for the nine months ended September 30, 2018 were $8,201 million and consisted of: (i) repayments of term loans under our Senior Secured Credit Facilities of $3,635 million, (ii) repayments of principal amounts due under our Senior Notes of $3,641 million, (iii) refinancing $500 million of outstanding amounts under our 2020 Revolving Credit Facility with our 2023 Revolving Credit Facility and (iv) repayments of our revolving credit facilities of $425 million. Issuance of long-term debt, net of discount for the nine months ended September 30, 2018 was $7,471 million and included: (i) the net proceeds of: (a) $4,508 million from the issuance of $4,565 million in principal amount of 2025 Term Loan B Facility, (b) $1,481 million from the issuance of $1,500 million in principal amount of April 2026 Unsecured Notes and (c) $739 million from the issuance of $750 million in principal amount of January 2027 Unsecured Notes, (ii) refinancing $500 million of outstanding amounts under our 2020 Revolving Credit Facility with our 2023 Revolving Credit Facility and (iii) $250 million of borrowings under our revolving credit facilities.  The net proceeds from the Issuance of long-term debt, net of discount in 2018 is further reduced by $7 million in payments we made in 2018 for issuance costs associated with certain senior unsecured notes issued during the second half of 2017. Payments for costs associated with the refinancing of certain debt was $62 million for the nine months ended September 30, 2018.

Net cash used in financing activities was $3,121 million for the nine months ended September 30, 2017 and included: (i) repayments of term loans under our Senior Secured Credit Facilities of $7,199 million, (ii) repayments of principal amounts due under our Senior Unsecured Notes of $1,600 million, (iii) repayments of amounts borrowed on our revolving credit facility of $450 million and (iv) payments for costs associated with the refinancing of certain debt on March 21, 2017 of $39 million. These payments were funded with the net proceeds from the sales of non-core assets, including the Skincare Sale, the Dendreon Sale, cash generated from operations and $6,231 million of net proceeds from the issuance of long-term debt, which included: (i) $3,022 million from incremental Series F-3 Tranche B Term Loan of $3,060 million obtained in the March 21, 2017 refinancing, (ii) $1,974 million from the issuance of $2,000 million of 7.00% Senior Secured Notes due 2024 and (iii) $1,235 million from the issuance of $1,250 million of 6.5% Senior Secured Notes due 2022.
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
Long-term Debt
Long-term debt, net of unamortized discounts and issuance costs was $24,731 million and $25,444 million as of September 30, 2018 and December 31, 2017, respectively. Aggregate contractual principal amounts due under our debt obligations were $25,055 million and $25,752 million as of September 30, 2018 and December 31, 2017, respectively, a decrease of $697 million during the nine months ended September 30, 2018.
Debt repayments - During the nine months ended September 30, 2018, we repaid: (i) $206 million of our Series F Tranche B Term Loan Facility, (ii) $114 million of our 2025 Term Loan B Facility, (iii) $104 million of our 6.375% October 2020 Unsecured Notes, (iv) the remaining $71 million of outstanding principal amount of our 7.00% Senior Unsecured Notes Due 2020 and (v) $175 million (net of additional borrowings) of amounts outstanding under our revolving credit facilities. In addition to these repayments, in October 2018, we redeemed $125 million of our July 2021 Unsecured Notes. These repayments during 2018 were funded with cash on hand and reduced our outstanding debt obligations by more than $750 million.
Refinancing - In March 2018, VPI issued $1,500 million aggregate principal amount of April 2026 Unsecured Notes in a private placement, the proceeds of which were used to repurchase $1,500 million in aggregate principal amount of unsecured notes, which consisted of: (i) $1,017 million in principal amount of our existing March 2020 Unsecured Notes, (ii) $411 million in principal amount of our existing 6.375% October 2020 Unsecured Notes and (iii) $72 million in principal amount of our existing August 2021 Unsecured Notes. All fees and expenses associated with these transactions were paid with cash generated from operations.
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
On June 1, 2018, the Company issued an irrevocable notice of redemption for the remaining outstanding principal amounts of: (i) $691 million of March 2020 Unsecured Notes, (ii) $578 million of August 2021 Unsecured Notes, (iii) $550 million of July 2022 Unsecured Notes and (iv) $146 million of 6.375% October 2020 Unsecured Notes. On June 1, 2018, using the net proceeds from the 2025 Term Loan B Facility, the net proceeds from the issuance of $750 million in aggregate principal amount of January 2027 Unsecured Notes and cash generated from operations, the Company deposited sufficient funds with The Bank of New York Mellon Trust Company, N.A., as trustee under the indentures governing the June 2018 Unsecured Refinanced Debt, to redeem the June 2018 Unsecured Refinanced Debt at their aggregate redemption price and the indentures governing the June 2018 Unsecured Refinanced Debt were discharged.
As a result of prepayments and a series of refinancing transactions through September 30, 2018, we have extended the maturities of a substantial portion of our long-term debt beyond 2023, providing us with additional liquidity and greater flexibility to execute our business plans. Maturities and mandatory payments of our debt obligations through December 31, 2023 and thereafter, as of September 30, 2018 compared with those as of December 31, 2017 were as follows:

(in millions)	September 30, 2018	December 31, 2017
Remainder of 2018	$125	$209
2019	230	—
2020	228	2,690
2021	2,628	3,175
2022	1,478	5,115
2023	6,293	6,051
Thereafter	14,073	8,512
Gross maturities	$25,055	$25,752
On September 26, 2018, the Company issued an irrevocable 30-day notice to redeem $125 million of 7.50% Senior Unsecured Notes due 2021 which is reflected as due during the remainder of 2018 in the table above. This amount, along with the costs of redemption, was paid on October 26, 2018 using cash generated from operations.
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
As of September 30, 2018, the Restated Credit Agreement provided for: (i) a $1,225 million 2023 Revolving Credit Facility with commitments maturing in June 2023, which included a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans and (ii) our 2025 Term Loan B Facility maturing in June 2025.
As of September 30, 2018, the Company had $75 million of outstanding borrowings, $170 million of issued and outstanding letters of credit, and remaining availability of $980 million under its 2023 Revolving Credit Facility.
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
As of September 30, 2018, the stated rate of interest on the Company’s borrowings under the 2025 Term Loan B Facility was 5.10% per annum.
The amortization rate for the 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity.
As of September 30, 2018, the remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $1,427 million through June 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate borrowings and 2.50%-3.00% with respect to eurocurrency rate borrowings.  As of September 30, 2018, the stated rate of interest on the 2023 Revolving Credit Facility was 5.10% per annum. In addition, the Company is required to pay commitment fees of 0.25%- 0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
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

Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by the Company’s subsidiary, VPI, are senior unsecured obligations of VPI and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than VPI) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and VPI, if any, may be required to guarantee the Senior Unsecured Notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $3,132 million and total liabilities of $1,348 million as of September 30, 2018, and revenues of $1,281 million and operating income of $113 million for the nine months ended September 30, 2018.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
9.25% Senior Unsecured Notes due 2026 - March 2018 Refinancing Transactions
On March 26, 2018, VPI issued $1,500 million in aggregate principal amount of April 2026 Unsecured Notes in a private placement, the proceeds of which were used to repurchase $1,500 million in aggregate principal amount of unsecured notes which consisted of: (i) $1,017 million in principal amount of the March 2020 Unsecured Notes, (ii) $411 million in principal amount of the 6.375% October 2020 Unsecured Notes and (iii) $72 million in principal amount of the August 2021 Unsecured Notes.  During May 2018, VPI redeemed an additional $104 million in principal amount of 6.375% October 2020 Unsecured Notes using cash generated from operations. The April 2026 Unsecured Notes accrue interest at the rate of 9.25% per year, payable semi-annually in arrears on each of April 1 and October 1.
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
8.50% Senior Unsecured Notes due 2027 - June 2018 Refinancing Transactions
As part of the June 2018 Refinancing Transactions, VPI issued $750 million in aggregate principal amount of January 2027 Unsecured Notes in a private placement, the proceeds of which, when combined with the remaining net proceeds from the 2025 Term Loan B Facility and cash generated from operations, were used to redeem the June 2018 Unsecured Refinanced Debt at their aggregate redemption price. The January 2027 Unsecured Notes accrue interest at the rate of 8.50% per year, payable semi-annually in arrears on each of January 31 and July 31.
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

During 2017 and the nine months ended September 30, 2018, the Company completed several actions which included using cash flows from operations to repay debt and refinancing debt with near term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with its financial maintenance covenant. As of September 30, 2018, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of this Form 10-Q, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenant and take other actions to reduce its debt levels to align with the Company’s long term strategy. The Company may consider taking other actions, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenant and meeting its debt service obligations.
Weighted Average Interest Rate
The weighted average stated rate of interest of the Company's outstanding debt as of September 30, 2018 and December 31, 2017 was 6.32% and 6.07%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Credit Ratings
On August 23, 2018, Moody’s revised our corporate credit rating outlook to Positive from Stable. As of November 6, 2018, the credit and outlook ratings from Moody's, Standard & Poor's and Fitch for certain outstanding obligations of the Company were as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
Moody’s	B3	Ba3	Caa1	Positive
Standard & Poor’s	B	BB-	B-	Stable
Fitch	B-	BB-	B-	Stable
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
In addition to our working capital requirements, as of September 30, 2018, we expect our primary cash requirements during the remainder of 2018 to be as follows:

•
Debt service—We expect to make principal and interest payments of approximately $636 million during the remainder of 2018, which includes $125 million of July 2021 Unsecured Notes paid on October 26, 2018. As a result of prepayments and a series of refinancing transactions through September 30, 2018, we have extended the maturities of a substantial portion of our long-term debt beyond 2023, providing us with additional liquidity and greater flexibility to execute our business plans. We may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our 2023 Revolving Credit Facility to meet business needs;

•	Capital expenditures—We expect to make payments of approximately $80 million for property, plant and equipment during the remainder of 2018;

•	Contingent consideration payments—We expect to make contingent consideration and other approval/sales-based milestone payments of approximately $10 million during the remainder of 2018;

•
Restructuring and integration payments—We expect to make payments of $5 million during the remainder of 2018 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through September 30, 2018; and

•	Benefit obligations—We expect to make payments under our pension and postretirement obligations of $5 million during the remainder of 2018.
On February 6, 2018, the Company issued a notice exercising its call option to acquire the 40% minority interests in its subsidiary Medpharma Pharmaceutical & Chemical Industries LLC ("Medpharma") for a payment of approximately $20 million, which we made during the fourth quarter of 2018.  Medpharma formulates and manufactures a line of branded generic pharmaceuticals and non-patented generic pharmaceuticals for third parties.
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
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources. The following table summarizes our contractual obligations related to our long-term debt, including interest, as of September 30, 2018:

(in millions)	Total	Remainder of 2018	2019	2020 and 2021	2022 and 2023	Thereafter
Long-term debt obligations, including interest	$34,616	$636	$1,830	$6,041	$10,284	$15,825
There have been no other material changes to the contractual obligations disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Contractual Obligations” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018, as updated by the Current Report on Form 8-K filed on August 10, 2018.
OUTSTANDING SHARE DATA
Our common shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “BHC”.
At November 1, 2018, we had 349,790,995 issued and outstanding common shares. In addition, as of November 1, 2018, we had outstanding 6,027,876 stock options and 5,824,169 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 1,506,167 performance-based restricted share units that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 2,957,870 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018, as updated by the Current Report on Form 8-K filed on August 10, 2018, and determined that there were no significant changes in our critical accounting policies in nine months ended September 30, 2018, except for recently adopted accounting guidance as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements. Further, there were no significant changes in our estimates associated with those policies except for those pertaining to estimating the fair value of the Salix reporting unit and Ortho Dermatologics reporting unit in testing goodwill for impairment as discussed below.

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
Except for the impact of the adoption of the new accounting guidance for goodwill impairment testing noted above, no additional events occurred or circumstances changed during the period January 1, 2018 (the date goodwill was last tested for impairment) through March 31, 2018 that would indicate that the fair value of any reporting unit might be below its carrying value. As a result, management concluded that the fair value of the Salix reporting unit and Ortho Dermatologics reporting unit marginally exceed their respective carrying values as of March 31, 2018. Therefore, during the three months ended March 31, 2018, the Company performed qualitative assessments of the Salix reporting unit and Ortho Dermatologics reporting unit to determine if testing was required.
As part of its qualitative assessments, management compared the reporting units' operating results to its original forecasts. The latest forecasts as of March 31, 2018 for the Salix and Ortho Dermatologics reporting units were not materially different than the forecast used in management's January 1, 2018 testing and the difference in the forecasts would not change the conclusion of the Company’s goodwill impairment testing as of January 1, 2018. As part of these qualitative assessments, the Company also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period.  Based on its qualitative assessments, management believed that the carrying value of these reporting units did not exceed their respective fair values and, therefore, concluded quantitative assessments were not required.
June 30, 2018
During the three months ended June 30, 2018, the Company made certain revisions to its forecasts for the Salix reporting unit. The revisions reflected, among other matters: (i) the launch of a generic competitor in July 2018 to the Company’s Uceris® Tablet product, (ii) the improved performance of the remaining Salix product portfolio, including the Xifaxan® products and (iii) certain other assumptions used in preparing its discounted cash flow model. Using the revised forecasts, management performed a qualitative assessment of the Salix reporting unit to determine if testing was required. As part of this assessment, management compared the reporting unit’s operating results to its original forecasts. Management noted that the forecasts as revised as of June 30, 2018 for the Salix reporting unit did not result in cash flows materially different than those used in management's January 1, 2018 testing and the difference in the forecasts would not change the conclusion of the Company’s goodwill impairment testing as of January 1, 2018. The Company also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions. Based on its qualitative assessments, management believes that the carrying value of the Salix reporting unit did not exceed its fair value as of June 30, 2018 and, therefore, concluded a quantitative assessment was not required.
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
No other events occurred or circumstances changed during the period January 1, 2018 (the date goodwill was last tested for impairment for all reporting units other than the Ortho Dermatologics reporting unit) through June 30, 2018 that would indicate that the fair value of any reporting unit, other than the Salix and Ortho Dermatologics reporting units, might be below its carrying value.
September 30, 2018
Other than the events previously disclosed, no events occurred or circumstances changed during the period January 1, 2018 (the date goodwill was last tested for impairment for all reporting units other than the Ortho Dermatologics reporting unit) through September 30, 2018 that would indicate that the fair value of any reporting unit might be below its carrying value. However, as management concluded that the fair value of the Salix reporting unit and Ortho Dermatologics reporting unit only marginally exceeded their respective carrying values as of June 30, 2018, the Company performed qualitative assessments of the Salix reporting unit and Ortho Dermatologics reporting unit to determine if testing was required.
As part of its qualitative assessment of the Ortho Dermatologics reporting unit, management compared the reporting unit’s operating results to its forecast as of June 30, 2018.  The latest forecast as of September 30, 2018 for the Ortho Dermatologics reporting unit was not materially different than the forecast used in management's June 30, 2018 testing and the differences in the forecast would not change the conclusion of the Company’s goodwill impairment testing as of June 30, 2018. As part of the qualitative assessment, the Company also considered the sensitivity of its conclusion as it relates to changes in the estimates and assumptions used in the latest forecast available for each period.  Based on the qualitative assessment, management believes that the carrying value of Ortho Dermatologics reporting unit did not exceed its fair value and, therefore, concluded a quantitative assessment was not required.
As part of its qualitative assessment of the Salix reporting unit, management compared the reporting unit’s operating results to its forecast as of January 1, 2018. During the three months ended September 30, 2018, the Company made certain revisions to its forecast for the Salix reporting unit, the most significant of which was to reflect the positive impact of the settlement agreement between the Company and Actavis resolving the intellectual property litigation regarding Xifaxan® tablets, 550 mg. As discussed in further detail in Note 18, "LEGAL PROCEEDINGS”, the parties have agreed to dismiss all litigation related to Xifaxan® tablets, 550 mg, granting a license to Actavis to enter the market effective January 1, 2028 (or earlier under certain circumstances). All intellectual property protecting Xifaxan® will remain intact and enforceable. Final patent expiry on Xifaxan® tablets, 550 mg is late 2029. Using the revised forecasts, management performed a qualitative assessment of the Salix reporting unit to determine if testing was required. As part of this assessment, management considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period. Based on its qualitative assessment and the positive resolution of the Xifaxan® agreement, management believes that the fair value of the Salix reporting unit exceeded its carrying value as of September 30, 2018 and, therefore, concluded a quantitative assessment was not required.
The Company does not believe there were any qualitative factors which would indicate it is more likely than not that the carrying value of any reporting unit exceeds its fair value as of September 30, 2018. However, the Company continues to monitor the market conditions of its Dentistry reporting unit including: (i) an increasing competitive environment and (ii) increasing pricing pressures, which could negatively impact the reporting unit's operating results over the long term. The Company is taking steps to address these changing market conditions.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future. In accordance with the Company's accounting policies, the Company will perform its annual goodwill impairment test as of October 1, 2018.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, product development and future performance and results of current and anticipated products; anticipated revenues for our products, including the Significant Seven; anticipated growth in our Ortho Dermatologics business; expected R&D and marketing spend, including in connection with the promotion of the Significant Seven; our expected primary cash and working capital requirements for 2018 and beyond; the Company's plans to reduce U.S. channel inventory and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement"), and indentures; and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York, the pending investigations by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, the investigation order issued by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), a number of pending putative securities class action litigations in the U.S. (including related opt-out actions) and Canada (including related opt-out actions) and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;

•
potential additional litigation and regulatory investigations (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity and reputational harm on our Company, products and business that may result from the past and ongoing public scrutiny of our past distribution, marketing, pricing, disclosure and accounting practices and from our former relationship with Philidor;

•
the past and ongoing scrutiny of our business practices, including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York), and any pricing controls or price adjustments that may be sought or imposed on our products as a result thereof;

•
pricing decisions that we have implemented, or may in the future elect to implement, whether as a result of recent scrutiny or otherwise, such as the Patient Access and Pricing Committee’s commitment that the average annual price increase for our branded prescription pharmaceutical products will be set at no greater than single digits and the Company’s announcement, in August 2018, that it will not increase prices on our U.S. branded prescription drugs for the remainder of 2018, or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);

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

•
our ability to effectively operate, stabilize and grow our businesses in light of the challenges that the Company currently faces, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing, distribution and other practices, reputational harm and limitations on the way we conduct business imposed by the covenants in our Restated Credit Agreement, indentures and the agreements governing our other indebtedness;

•
the extent to which our products are reimbursed by government authorities, pharmacy benefit managers ("PBMs") and other third-party payors; the impact our distribution, pricing and other practices (including as it relates to our current relationship with Walgreen Co. ("Walgreens")) may have on the decisions of such government authorities, PBMs and other third-party payors to reimburse our products; and the impact of obtaining or maintaining such reimbursement on the price and sales of our products;

•	the inclusion of our products on formularies or our ability to achieve favorable formulary status, as well as the impact on the price and sales of our products in connection therewith;

•	our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;

•
the actions of our third-party partners or service providers of research, development, manufacturing, marketing, distribution or other services, including their compliance with applicable laws and contracts, which actions may be beyond our control or influence, and the impact of such actions on our Company, including the impact to the Company of our former relationship with Philidor and any alleged legal or contractual non-compliance by Philidor;

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

•
to the extent we elect to conduct business development activities through acquisitions, our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis and the difficulties, challenges, time and resources associated with the integration of acquired companies, businesses and products;

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

•
the success of our fulfillment arrangements with Walgreens, including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, PBMs, third-party payors and governmental agencies), the continued compliance of such arrangements with applicable laws, and our ability to successfully negotiate any improvements to our arrangements with Walgreens;

•	our ability to secure and maintain third-party research, development, manufacturing, licensing, marketing or distribution arrangements;

•
the risk that our products could cause, or be alleged to cause, personal injury and adverse effects, leading to potential lawsuits, product liability claims and damages and/or recalls or withdrawals of products from the market;

•	the mandatory or voluntary recall or withdrawal of our products from the market and the costs associated therewith;

•
the availability of, and our ability to obtain and maintain, adequate insurance coverage and/or our ability to cover or insure against the total amount of the claims and liabilities we face, whether through third-party insurance or self-insurance;

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

•
compliance by the Company or our third-party partners and service providers (over whom we may have limited influence), or the failure of our Company or these third parties to comply, with health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and business practices (including with respect to pricing), worldwide anti-bribery laws (including the U.S. Foreign Corrupt Practices Act and the Canadian Corruption of Foreign Public Officials Act), worldwide economic sanctions and/or export laws, worldwide environmental laws and regulation and privacy and security regulations;

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as indicated below under “— Interest Rate Risk”, there have been no material changes to our exposures to market risks as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018, as updated by the Current Report on Form 8-K filed on August 10, 2018.
Interest Rate Risk
As of September 30, 2018, we had $18,787 million and $4,526 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1,500 million principal amount of issued fixed rate debt that requires repayment in euros and $2 million of other foreign currency-denominated debt obligations. The estimated fair value of our issued fixed rate debt as of September 30, 2018, including the debt denominated in euros, was $20,665 million. If interest rates were to increase by 100 basis-points, the estimated fair value of our issued fixed rate debt as of September 30, 2018 would decrease by approximately $778 million. If interest rates were to decrease by 100 basis-points, the estimated fair value of our issued fixed rate debt as of September 30, 2018 would increase by approximately $594 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $45 million in our consolidated statements of operations and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of equity securities by the Company during the three months ended September 30, 2018.
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

Bausch Health Companies Inc. (Registrant)

Date: November 6, 2018	/s/ JOSEPH C. PAPA
Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date: November 6, 2018	/s/ PAUL S. HERENDEEN
Paul S. Herendeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
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