Form 10-K
period 2018-12-31
Bausch Health Companies Inc.
filed 2019-02-20
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,208,197,000 based on the last reported sale price on the New York Stock Exchange on June 30, 2018.
The number of outstanding shares of the registrant’s common stock as of February 14, 2019 was 350,993,877.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2019 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2018.

TABLE OF CONTENTS

GENERAL INFORMATION

i

Basis of Presentation
General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-K, references to “$” or “USD” are to United States dollars, references to “€” are to Euros, and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2018.
Effective on July 13, 2018, the Company changed its corporate name from Valeant Pharmaceuticals International, Inc. to Bausch Health Companies Inc.
Trademarks
The following words are some of the trademarks in our Company’s trademark portfolio and are the subject of either registration, or application for registration, in one or more of Canada, the United States of America (the “U.S.”) or certain other jurisdictions: ACANYA®, AERGEL®, AKREOS®, ALDARA®, ALREX®, ALTRENO™, AMMONUL®, AMYTAL®, APLENZIN®, APRISO®, AQUALOX®, ARESTIN®, ARTELAC®, ATIVAN®, ATRALIN®, B&L®, B+L®, BAUSCH & LOMB®, BAUSCH + LOMB®, BAUSCH + LOMB ULTRA®, BAUSCH HEALTH™, BAUSCH HEALTH COMPANIES™, BEPREVE®, BESIVANCE®, BIOTRUE®, BOSTON®, BRYHALITM, CARAC®, CARDIZEM®, CLEAR + BRILLIANT®, CLINDAGEL®, COLD-FX®, COMFORTMOIST®, CRYSTALENS®, CUPRIMINE®, DIASTAT®, DUOBRII™, EDECRIN®, ENVISTA®, GLUMETZA®, IPRIVASK®, ISTALOL®, JUBLIA®, LIPOSONIX®, LOTEMAX®, LUMIFY®, LUZU®, MEDICIS®, MEPHYTON®, MESTINON®, MIGRANAL®, MINOCIN®, MOISTURESEAL®, MYSOLINE®, NEUTRASAL®, OCUVITE®, ONEXTON®, OPTICALIGN®, ORTHO DERMATOLOGICS®, PRESERVISION®, PROLENSA®, PUREVISION®, RELISTOR®, RENU®, RENU MULTIPLUS®, RETIN-A®, RETIN-A MICRO®, SALIX®, SCLERALFIL®, SECONAL SODIUM™, SHOWER TO SHOWER®, SILIQ™, SILSOFT®, SOFLENS®, SOLODYN®, SOLTA MEDICAL®, STELLARIS®, STELLARIS ELITE™, STORZ®, SYNERGETICS®, SYPRINE®, TARGRETIN®, TASMAR®, THERMAGE®, THERMAGE FLX®, TRULIGN®, UCERIS®, VALEANT®, VANOS®, VICTUS®, VIRAZOLE®, VITESSE®, VYZULTA®, XENAZINE®, ZEGERID®, ZELAPAR®, ZIANA®, and ZYLET®.
In addition to the trademarks previously noted, we have filed trademark applications and/or obtained trademark registrations for many of our other trademarks in the U.S., Canada and in other jurisdictions and have implemented, on an ongoing basis, a trademark protection program for new trademarks.
WELLBUTRIN®, WELLBUTRIN XL® and ZOVIRAX® are trademarks of GlaxoSmithKline LLC and are used by us under license. ELIDEL® and XERESE® are registered trademarks of Meda Pharma SARL and are used by us under license. EMERADE® is a registered trademark of Medeca Pharma AB and is used by us under license. DEFLUX® and SOLESTA® are registered trademarks of Nestlé Skin Health S.A. and are used by us under license. ISUPREL® and NITROPRESS® are registered trademarks of Hospira, Inc. and are used by us under license. XIFAXAN® is a registered trademark of Alfasigma S.P.A. and is used by us under license. PEPCID® is a brand of McNeil Consumer Pharmaceuticals and is used by us under license. MOVIPREP® is a registered trademark of Velinor AG and is used by us under license. PLENVU® is a registered trademark of the Norgine group of companies and is used by us under license. LOCOID® is a registered trademark of Leo Pharma A/S and is used by us under license. LUCEMYRATM is a trademark of US Worldmeds, LLC and is used by us under license. DOPTELET® is a trademark of AkaRx, Inc. and is used by us under license.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, product development and future performance and results of current and anticipated products; anticipated revenues for our products, including the Significant Seven; anticipated growth in our Ortho Dermatologics business; expected R&D and marketing spend, including in connection with the promotion of the Significant Seven; our expected primary cash and working capital requirements for 2019 and beyond;

the Company's plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement"), and indentures; and our impairment assessments, including the assumptions used therein and the results thereof.
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

•
the past and ongoing scrutiny of our legacy business practices, including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York), and any pricing controls or price adjustments that may be sought or imposed on our products as a result thereof;

•
pricing decisions that we have implemented, or may in the future elect to implement, whether as a result of recent scrutiny or otherwise, such as the Patient Access and Pricing Committee’s commitment that the average annual price increase for our branded prescription pharmaceutical products will be set at no greater than single digits, or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);

•
legislative or policy efforts, including those that may be introduced and passed by the U.S. Congress, designed to reduce patient out-of-pocket costs for medicines, which could result in new mandatory rebates and discounts or other pricing restrictions, controls or regulations (including mandatory price reductions);

•
ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the “FDA”) and the results thereof;

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

•
any reductions in, or changes in the assumptions used in, our forecasts for 2019 or beyond, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our Restated Credit Agreement and/or indentures and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;

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

•
factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including the approval of pending and pipeline products (and the timing of such approvals), expected geographic expansion, changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;

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

•	adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in certain of the countries in which we do business;

•	the impact of the recently signed United States-Mexico-Canada Agreement (“USMCA”) and any potential changes to other trade agreements;

•	the final outcome and impact of Brexit negotiations;

•	the potentially escalating trade conflict between the United States and China;

•	our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property;

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

•	interest rate risks associated with our floating rate debt borrowings;

•	our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements, including the impact of our arrangements with Walgreens;

•	our ability to effectively promote our own products and those of our co-promotion partners, such as Doptelet® (Dova Pharmaceuticals, Inc.) and LucemyraTM (US WorldMeds, LLC);

•
the success of our fulfillment arrangements with Walgreens, including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, PBMs, third-party payors and governmental agencies), the continued compliance of such arrangements with applicable laws, and our ability to successfully negotiate any improvements to our arrangements with Walgreens;

v

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

PART I
Item 1.    Business
Biovail Corporation (“Biovail”) was formed under the Business Corporations Act (Ontario) on February 18, 2000, as a result of the amalgamation of TXM Corporation and Biovail Corporation International. Biovail was continued under the Canada Business Corporations Act effective June 29, 2005. In connection with the acquisition of Valeant Pharmaceuticals International in September 2010, Biovail was renamed “Valeant Pharmaceuticals International, Inc.”
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
Effective on July 13, 2018, the Company changed its corporate name from Valeant Pharmaceuticals International, Inc. to Bausch Health Companies Inc.
Introduction
We are a global company whose mission is to improve people’s lives with our health care products. We develop, manufacture and market, primarily in the therapeutic areas of eye-health, gastroenterology ("GI") and dermatology, a broad range of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) over-the-counter (“OTC”) products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices) products.
Our portfolio of products falls into four operating and reportable segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products.

•
The Bausch + Lomb/International segment consists of: (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products, primarily comprised of Bausch + Lomb products, with a focus on the Vision Care, Surgical, Consumer and Ophthalmology Rx products and (ii) with the exception of sales of Solta products, sales in Canada, Europe, Asia, Australia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products and Bausch + Lomb products.

•	The Salix segment consists of sales in the U.S. of GI products.

•	The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta medical aesthetic devices.

•
The Diversified Products segment consists of sales: (i) in the U.S. of pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) in the U.S. of generic products, (iii) in the U.S. of dentistry products and (iv) of certain other businesses divested during 2017 that were not core to the Company's operations, including the Company's equity interests in Dendreon Pharmaceuticals LLC (“Dendreon”) (June 28, 2017) and Sprout Pharmaceuticals, Inc. (“Sprout”) (December 20, 2017). As a result of the divestitures of Dendreon and Sprout, the Company exited the oncology and women's health businesses, respectively.

For additional discussion of our reportable segments, see the discussion in Item 1 "Business - Segment Information" and Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for further details on these reportable segments.
Business Strategy
Our strategy is to focus our business on core therapeutic classes that offer attractive growth opportunities. Within our chosen therapeutic classes, we prioritize durable products which we believe have the potential for strong operating margins and evidence of growth opportunities. We have found and continue to believe there is significant opportunity in the: (i) eye-health, (ii) GI and (iii) dermatology businesses. We believe our existing portfolio, commercial footprint and pipeline of product development projects position us to successfully compete in these markets and provide us with the greatest opportunity to build value for our shareholders. We identify these businesses as “core”, meaning that we believe we are best positioned to grow and develop them.
As a result of the focus on our core businesses, the divestitures of businesses not aligned with our core business objectives and the loss of exclusivity for certain products in our Diversified Products segment, a greater portion of our revenues are now driven by our core businesses. In 2018, 2017 and 2016, our Bausch + Lomb, GI and dermatology revenues collectively represented approximately 71%, 67% and 63% of our total revenues, respectively. The increase in this percentage over this period demonstrates our commitment and the effectiveness of our business strategy in these businesses.
We believe we have a well-established product portfolio that is diversified within our core businesses and provides a sustainable revenue stream to fund our operations. Our continued success is dependent upon our ability to continually refresh our pipeline and bring new product solutions to the market that meet changing demands and replace other products that have lost momentum. We have a robust pipeline that we believe not only provides for the next generation of our existing products, but is also poised to bring new and innovative solutions to market. Our research and development (“R&D”) organization focuses on the development of products through clinical trials and as of December 31, 2018, included approximately 1,200 dedicated R&D and quality assurance employees in 23 R&D facilities.
Our pipeline of R&D projects includes certain products we have dubbed our "Significant Seven", which are products recently launched or expected to launch in the near future pending completion of testing and receipt of approval from the U.S. Food and Drug Administration (the “FDA”). These Significant Seven products are: (i) Bryhali™ (Ortho Dermatologics), (ii) Duobrii™ (provisional name) (Ortho Dermatologics), (iii) Lumify® (Bausch + Lomb), (iv) Relistor® (Salix), (v) SiHy Daily (Bausch + Lomb), (vi) Siliq™ (Ortho Dermatologics) and (vii) Vyzulta® (Bausch + Lomb). Although revenues associated with our Significant Seven products are currently not material, we believe the prospects for this group are substantial.
Although we primarily rely on our R&D organization to build-out and refresh our product portfolio, to supplement those efforts we continually seek out opportunities, such as co-promotions and strategic acquisitions, to leverage our commercial footprint, particularly our sales force, by strategically aligning ourselves with other innovative product solutions that, when coupled with our existing product portfolio, address specific needs in the market.
Segment Information
Our revenues for 2018, 2017 and 2016 were $8,380 million, $8,724 million and $9,674 million, respectively. We have approximately 1,500 products in our portfolio of products, which fall into four reportable segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products. Comparative segment information for 2018, 2017 and 2016 is presented in Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements.
Bausch + Lomb/International
Revenues for our Bausch + Lomb/International segment for 2018, 2017 and 2016 were $4,664 million, $4,795 million and $4,857 million, respectively. Our Bausch + Lomb/International segment includes our Global Bausch + Lomb eye-health business and our International Rx business. Our Global Bausch + Lomb eye-health business includes our Vision Care, Surgical, Consumer and Ophthalmology Rx products, which in aggregate accounted for approximately 43%, 41% and 37% of our Company's revenues for 2018, 2017 and 2016, respectively. Our International Rx business, with the exception of our Solta business, includes sales in Canada, Europe, Asia, Australia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products and medical device products.
Our Bausch + Lomb business is a fully integrated eye-health business, which we believe is critical to maintaining our position in the global eye-health market. As a fully integrated eye-health business with a 165-year legacy, Bausch + Lomb has an established line of contact lenses, intraocular lenses and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye-health market.
As part of our Global Bausch + Lomb business strategy, we continually look for key trends in the eye-health market to meet changing consumer/patient needs and identify areas for investment and growth. We continue to see increased demand for new eye-health products that address conditions brought on by factors such as increased screen time, lack of outdoor activities and academic pressures, as well as conditions brought on by an aging population (as more and more baby-boomers in the U.S. are reaching the age of 65). To supplement our well-established Bausch + Lomb product lines, we continue to identify for development new products tailored to address these key trends which we develop internally with our own R&D team to generate organic growth. Recent product launches include Biotrue® ONEday daily disposable contact lenses, the next generation of Bausch + Lomb ULTRA® contact lenses, SiHy Daily contact lenses, Lumify® (an eye redness treatment) and Vyzulta® (a pressure lowering eye drop for patients with angle glaucoma or ocular hypertension).
Our principal products in the Global Bausch + Lomb business include:
Vision Care

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

Surgical

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

•
Vitesse® is a hypersonic vitrectomy system for the removal of the vitreous humor gel that fills the eye cavity to provide better access to the retina and allow for a variety of repairs, including the removal of scar tissue, laser repair of retinal detachments and treatment of macular holes. Available exclusively on the Stellaris Elite™ system, Vitesse® liquefies tissue in a highly-localized zone at the edge of the port to increase the level of surgical control and precision to vitrectomies. We launched Vitesse® on a limited basis in October 2017.

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

Consumer

•	PreserVision® AREDS 2 is an eye vitamin formula for those with moderate-to-advanced age-related macular degeneration.

•	Ocuvite® is a vitamin and mineral supplement for the eye that contains lutein (an antioxidant carotenoid), a nutrient that supports macular health by helping filter harmful blue light.

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

•	Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) is an OTC eye drop developed as an ocular redness reliever. Lumify® was launched in May 2018.

•	Boston® solution is a specialty cleansing solution design for gas permeable contact lenses.

•	Bausch + Lomb ScleralFil® solution is a novel contact lens care solution launched in 2017 that makes use of a preservative free buffered saline solution for use with the insertion of scleral lenses.
Ophthalmology Rx

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

Salix
The Salix segment consists of sales in the U.S. of gastrointestinal or GI products and includes Xifaxan® which accounted for approximately 14%, 11% and 10% of our total revenues for 2018, 2017 and 2016, respectively. Salix revenues were $1,749 million, $1,566 million and $1,530 million for 2018, 2017 and 2016, respectively.
As part of our acquisition of Salix Pharmaceutical, Ltd. in 2015, we acquired the intellectual property to a number of products which have provided us with year over year revenue growth, particularly the intellectual properties behind Xifaxan® for irritable bowel syndrome with diarrhea (“IBS-D”) and Relistor® for opioid induced constipation (“OIC”). Recognizing the growth opportunities in these products, we initiated a significant sales force expansion program in December 2016 to aggressively reach out to potential primary care physician (“PCP”) prescribers of Xifaxan® and Relistor® tablets. This sales force expansion program met our objectives as revenues from our Xifaxan® and Relistor® products increased approximately 22% and 37%, respectively, in 2018 when compared to 2017.
Because we strongly believe in our Xifaxan® and Relistor® business models, we have taken initiatives to further capitalize on the value of the infrastructure we built around these products. For instance, in order to continue to generate growth in these products, we continue to directly invest in next generation formulations of Xifaxan® and rifaximin, the principal semi-synthetic antibiotic used in our Xifaxan® product. In addition to one R&D program in progress, we have three other R&D programs planned to start in 2019 for next generation formulations of Xifaxan® and rifaximin which address new indications.
In addition to driving growth through internal R&D development opportunities, we strive to access other products outside our existing Salix business that allow us to leverage our existing GI sales force, supply channel and distribution channel to bring about growth through co-promotion and acquisition. For instance, in the second half of 2018, we entered into agreements with Dova Pharmaceuticals, Inc. to co-promote Doptelet®, a new treatment of thrombocytopenia in adult patients with chronic liver disease, and with US WorldMeds, LLC to co-promote Lucemyra™, a non-opioid medication for the mitigation of withdrawal symptoms to facilitate abrupt discontinuation of opioids. We are also pursuing the acquisition of Synergy Pharmaceuticals Inc. (“Synergy”) as the “stalking horse” bidder in a bankruptcy court supervised auction and sale process expected to be completed in March 2019. If successful, we will acquire certain assets of Synergy including its worldwide rights to the Trulance® (plecanatide) product, a once-daily tablet for adults with chronic idiopathic constipation and irritable bowel syndrome with constipation. We believe these co-promotion and acquisition opportunities will be accretive to our business by providing us access to products that are a natural pairing to either our Xifaxan® or Relistor® businesses, allowing us to effectively leverage our existing infrastructure and generate growth.
Our principal products in the Salix segment (including products of our third-party co-promotion partners) include:

•
Xifaxan® which includes: (i) tablets indicated for the treatment of IBS-D in adults and for the reduction in risk of overt hepatic encephalopathy recurrence in adults and (ii) tablets indicated for the treatment of travelers’ diarrhea caused by noninvasive strains of Escherichia coli in patients 12 years of age and older.

•
Relistor® (methylnaltrexone) is given to adults who use narcotic medicine to treat severe chronic pain that is not caused by cancer to prevent constipation without reducing the pain-relieving effects of the narcotic.

•
Apriso® is an aminosalicylate anti-inflammatory drug used to treat ulcerative colitis, proctitis and proctosigmoiditis. Apriso is also used to prevent the symptoms of ulcerative colitis from recurring.

•	Glumetza® (metformin hydrochloride) extended release tablets are indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus.

•
Plenvu® is a novel, lower-volume polyethylene glycol-based bowel preparation developed to help provide complete bowel cleansing, with an additional focus on the ascending colon. Plenvu® was launched in September 2018.

•
Doptelet® (avatrombopag) is a new treatment of thrombocytopenia in adult patients with chronic liver disease whom are scheduled to undergo a procedure, which we are co-promoting through a partnership with Dova Pharmaceuticals, Inc.

•
Lucemyra™ (lofexidine) is a non-opioid medication for the mitigation of withdrawal symptoms to facilitate abrupt discontinuation of opioids in adults, which we are co-promoting through a partnership with US WorldMeds, LLC.

Ortho Dermatologics
The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological products) and (ii) global sales of Solta medical dermatological devices. Ortho Dermatologics revenues were $625 million, $725 million and $949 million for 2018, 2017 and 2016, respectively.
In 2017, we retained a proven leadership team of experienced dermatology sales professionals and marketers and rebranded our dermatology business as Ortho Dermatologics, as part of a larger rebranding initiative for our dermatology business. In January 2018, the leadership team increased our Ortho Dermatologics sales force by more than 25% in support of our growth initiatives for our Ortho Dermatologics business. We believe the additional sales force is vital to meet the demand we expect from our recently launched products and those we expect to launch in the near term, pending FDA approval.
We have made significant investments to build out our psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities, with a focus on topical gel and lotion products over injectable biologics. We continue to support and develop injectable biologics; however, we believe some patients prefer topical products as an alternative delivery method to injectable biologics. Further, as topical products can, in many cases, defer the use of injectable biologics and need not be administered by a certified biologic physician, a topical product is usually more cost-effective and better supported by managed care payors over its alternative injectable biologic product. Therefore, we believe topical products represent significant innovation for physicians, payors and patients, and as the preferred choice of treatment, have the potential to drive greater volumes, generate better margins and will ultimately be a key contributing factor of our Ortho Dermatologics business.
In addition to our established and in development product lines, we also look to gain access to other dermatology products through strategic licensing agreements. We believe this allows us to leverage our experienced dermatology sales leadership team and our recently expanded Ortho Dermatologics sales force to drive growth in our Ortho Dermatologics business.
Our principal products in the Ortho Dermatologics segment include:

•
Targretin® (bexarotene) capsules and gel are prescription medicines used to treat the skin problems arising from the disease cutaneous T-cell lymphoma, or CTCL, in patients who have not responded well to other treatments.

•	Bryhali™ was launched in November 2018 and is a novel product that contains a unique, lower concentration of halobetasol propionate for the treatment of moderate-to-severe psoriasis.

•	Jublia® (efinaconazole 10% topical solution) is a topical azole approved for the treatment of onychomycosis of the toenails (toenail fungus).

•	Siliq™ was launched in the U.S. in 2017 and is an IL-17 receptor blocker monoclonal antibody for patients with moderate-to-severe plaque psoriasis.

•	Elidel® is used to treat certain skin conditions such as eczema (atopic dermatitis), which is an allergic-type condition that causes red, irritated and itchy skin.

•
Zovirax® is an antiviral prescription medicine that is used to treat cold sores on the lips and around the mouth only, in patients 12 years of age and older with normal immune systems. Applied directly to the infected area, Zovirax® stops the cold sore virus from multiplying by fighting the virus itself.

•	Altreno™ (tretinoin 0.05%) was launched in the U.S. in October 2018 and is a lotion approved for the topical treatment of acne vulgaris in patients 9 years of age and older.

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

•	Medical device systems for aesthetic applications, including the Thermage®, that provides non-invasive treatment options using radiofrequency energy for skin tightening.

Diversified Products
The Diversified Products segment consists of sales: (i) in the U.S. of pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) in the U.S. of generic products, (iii) in the U.S. of dentistry products and (iv) of certain other businesses divested during 2017 that were not core to the Company's operations, including the Company's equity interests in Dendreon (June 28, 2017) and Sprout (December 20, 2017). As a result of the divestitures of Dendreon and Sprout, the Company exited the oncology and women's health businesses, respectively. Diversified Products revenues were $1,342 million, $1,638 million and $2,338 million for 2018, 2017 and 2016, respectively. Our principal products in this segment include:
Pharmaceutical

•	Wellbutrin XL® is an extended release formulation of bupropion indicated for the treatment of major depressive disorder in adults.

•
Cuprimine® is a treatment for Wilson's disease (a condition in which high levels of copper in the body cause damage to the liver, brain, and other organs), cystinuria (a condition which leads to cystine stones in the kidneys) and for patients with severe rheumatoid arthritis who have failed to respond to an adequate trial of conventional therapy.

•	Migranal® (dihydroergotamine mesylate) Nasal Spray is used to treat an active migraine headache with or without aura.

•	Ativan® (lorazepam) is indicated for the management of anxiety disorders or for the short-term relief of the symptoms of anxiety or anxiety associated with depressive symptoms.

•
Xenazine® is indicated for the treatment of chorea associated with Huntington’s disease. In the U.S., Xenazine® is distributed for us by Lundbeck LLC under an exclusive marketing, distribution and supply agreement.

•	Syprine® is a treatment for Wilson's disease in patients who cannot take the medication known as penicillamine.

•
Aplenzin® (bupropion hydrobromide extended release tablets) is indicated for the treatment of major depressive disorder, and for the prevention of seasonal major depressive episodes in patients with a diagnosis of seasonal affective disorder.

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

Generics

•
Diastat® (diazepam rectal gel) is a gel formulation of diazepam intended for rectal administration for certain patients with epilepsy who are already taking antiepileptic medications, and who require occasional use of diazepam to control bouts of increased seizure activity.

•	Uceris® (budesonide) extended release tablets are a prescription corticosteroid medicine used to help get mild to moderate ulcerative colitis under control (induce remission).

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

•	NeutraSal® is indicated for dryness of the mouth (hyposalivation, xerostomia) and dryness of the oral mucosa due to drugs that suppress salivary secretion.
Research and Development
Our R&D organization focuses on the development of products through clinical trials. Currently, we have over 250 R&D projects in our pipeline. As of December 31, 2018, approximately 1,200 dedicated R&D and quality assurance employees in 23 R&D facilities were involved in our R&D efforts.
Our R&D expenses for 2018, 2017 and 2016, were $413 million, $361 million and $421 million, respectively. R&D expenses as a percentage of revenue were 5% in 2018 as compared to 4% in 2017 and 4% in 2016. As part of our turnaround, we removed projects related to divested businesses and rebalanced our portfolio to better align with our long-term plans and focus on core businesses. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our new strategy, and also reflects our investment in our Significant Seven as previously discussed.
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
Trademarks
We believe that trademark protection is an important part of establishing product and brand recognition. We own or license a number of registered trademarks and trademark applications in the U.S., Canada and in various other countries throughout the world. U.S. federal registrations for trademarks remain in force for 10 years and may be renewed every 10 years after issuance, provided the mark is still being used in commerce. Trademark registrations in Canada currently remain in force for 15 years and may be renewed every 15 years after issuance, provided that, as in the case of U.S. federal trademark registrations, the mark is still being used in commerce. Other countries generally have similar but varying terms and renewal policies with respect to trademarks registered in those countries.
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
In Canada, the Patented Medicines (Notice of Compliance) Regulations (“PM(NOC) Regulations”) create a regime analogous to the U.S. Hatch-Waxman Act, and link the regulatory approval process for generic and biosimilar drugs to the adjudication of innovator patent rights. To be eligible for protection under the PM(NOC) Regulations, patents must first be listed on the Patent Register in connection with an innovator’s drug submission to Health Canada. A generic or biosimilar manufacturer must then provide notice to the innovator of its plans to market a drug that it compared to the innovator’s patented drug in the Health Canada approval process. Within 45 days of receiving such a notice of allegation, an innovator drug company may commence patent infringement proceedings against the generic or biosimilar manufacturer. The commencement of an action by the innovator under the PM(NOC) Regulations may stay Health Canada’s regulatory approval of the generic or biosimilar drug for a period of 24 months.
Canada also employs a data exclusivity regime for innovative drugs that provides an eight-year period of data protection from the date of market approval by Health Canada. An additional six months of data exclusivity is provided for drugs studied in clinical trials relating to use in pediatric populations. Drug submissions seeking approval based on a comparison to an innovative drug cannot be filed during the first six years of the data exclusivity period. Generic or biosimilar drug submissions remain on hold until expiry of the innovator’s data protection term, unless the innovative product is a patented drug subject to further protection under the PM(NOC) Regulations. Canada has no distinct drug submission process for biosimilar or orphan drug products.
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
Successful commercialization of our products may depend, in part, on the availability of governmental and third-party payor reimbursement for the cost of our products. Third-party payors may include government health administration authorities, private health insurers and other organizations. In the U.S., the E.U. and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, which has resulted in lower average realized prices. In the U.S., these pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement policies and pricing in general. In particular, sales of our products may be subject to discounts from list price and rebate obligations, as well as formulary coverage decisions impacting or limiting the types of patients for whom coverage will be provided. Various U.S. health care and other laws regulate our interactions with government agencies, private insurance companies and other third-party payors regarding coverage and reimbursement for our products. Failure to comply with these laws could subject us to civil, criminal and administrative sanctions. In countries outside the U.S., the success of our products may depend, at least in part, on obtaining and maintaining government reimbursement because, in many countries, patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with certain governmental authorities for newly developed products can delay commercialization. In Canada and many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes, tenders and profit control, and they expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase.
See Item 1A “Risk Factors” of this Form 10-K for additional information on the risks associated with these regulations and related matters.
Environmental and Other Regulation
Our facilities and operations are subject to federal, state and local environmental and occupational health and safety laws and regulations in both the U.S. and countries outside the U.S. (including Canada), including those governing the discharges of substances into the air, water and land, the handling treatment, storage and disposal of hazardous substances and wastes, wastewater and solid waste, the cleanup of contaminated properties and other environmental matters. Certain of our development and manufacturing activities involve the use of hazardous substances. We believe we are in compliance in all material respects with applicable environmental and occupational health and safety laws and regulations. We are not aware of any pending environmental or and occupational health and safety litigation or significant liabilities that are likely to have a material adverse effect on our financial position. We cannot assure, however, that environmental liabilities relating to us or facilities owned, leased or operated by us will not develop in the future, and we cannot predict whether any such liabilities, if they were to develop, would require significant expenditures on our part. In addition, we are unable to predict what environmental or and occupational health and safety legislation or regulations may be adopted or enacted in the future. See Item 1A “Risk Factors” of this Form 10-K for additional information.
Customers and Marketing
In 2018 the U.S. and Puerto Rico accounted for 60% of our total revenue. No other country accounted for more than 5%. See Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for revenues by geographic area.
Customers that accounted for 10% or more of our total revenue for 2018, 2017 and 2016 are as follows:

	2018	2017	2016
AmerisourceBergen Corporation	18%	15%	13%
McKesson Corporation	18%	19%	21%
Cardinal Health, Inc.	13%	13%	15%
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
Competition
Competitive Landscape for Products and Products in Development
The pharmaceutical and medical device industries are highly competitive. Our competitors include specialty and other large pharmaceutical companies, medical device companies, biotechnology companies, OTC companies and generic manufacturers, in the U.S., Canada, Europe, Asia, Latin America, Middle East, Africa and in other countries in which we market our products. The dermatology competitive landscape is highly fragmented, with a large number of mid-size and smaller companies competing in both the prescription sector and the OTC and cosmeceutical sectors. With respect to the GI market, generic entrants continue to capture significant share for treatment of many GI conditions. In the area of irritable bowel syndrome ("IBS") and OIC, competitors have recently launched new competing products, which should increase the size of these markets and intensify competition. The market for Bausch + Lomb products is very competitive, both across product categories and geographies. In addition to larger diversified pharmaceutical and medical device companies, we face competition in the eye-health market from mid-size and smaller, regional and entrepreneurial companies with fewer products in niche areas or regions.
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
Generic Competition and Loss of Exclusivity
We face increased competition from manufacturers of generic pharmaceutical products when patents covering certain of our currently marketed products expire or are successfully challenged or when the regulatory exclusivity for our products expires or is otherwise lost. Generic versions are generally significantly less expensive than branded versions, and, where available, may be required to be utilized before or in preference to the branded version under third-party reimbursement programs, or substituted by pharmacies. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only medical benefits, but also cost advantages as compared with other forms of care.
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
Manufacturing
We currently operate approximately 38 manufacturing plants worldwide. All of our manufacturing facilities that require certification from the FDA, Health Canada or foreign agencies have obtained such approval.
We also subcontract the manufacturing of certain of our products, including products manufactured under the rights acquired from other pharmaceutical companies. Products representing approximately 40% of our product sales for 2018 are produced in total, or in part, by third-party manufacturers under manufacturing arrangements.
In some cases, the principal raw materials, including active pharmaceutical ingredient, used by us (or our third-party manufacturers) for our various products are purchased in the open market or are otherwise available from several sources. However, some of the active pharmaceutical ingredients and other raw materials used in our products and some of the finished products themselves are currently only available from a single source; or others may in the future become available from only one source. For example, with respect to some of our largest or most significant products, the supply of the finished product for each of our Siliq™, Vyzulta®, SofLens®, Wellbutrin XL®, Ocuvite®, PreserVision®, Renu®, Isuprel®, Xenazine®, Uceris® tablet, Relistor® Oral and PureVision® products are only available from a single source and the supply of active pharmaceutical ingredient for each of our Siliq™, Isuprel®, Xenazine®, Relistor® Oral and Uceris® tablet products are also only available from a single source. Any disruption in the supply of any such single-sourced active pharmaceutical ingredient, other raw material or finished product or an increase in the cost of such materials or products could adversely impact our ability to manufacture or sell such products, the ability of our third-party manufacturers to supply us with such products, or our profitability. We attempt to manage the risks associated with reliance on single sources of active pharmaceutical ingredient, other raw materials or finished products by carrying additional inventories or, where possible, developing second sources of supply. See Item 1A “Risk Factors” of this Form 10-K for additional information on the risks associated with our manufacturing arrangements.
Employees
As of December 31, 2018, we had approximately 21,100 employees. These employees included approximately 10,900 in production, 7,400 in sales and marketing, 1,600 in general and administrative positions and 1,200 in R&D. Collective bargaining exists for some employees in a number of countries in which we do business. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
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
A portion of our revenue and income was earned in Ireland and Luxembourg, which have low tax rates. See Item 1A “Risk Factors” of this Form 10-K relating to tax rates.
Available Information
Our Internet address is www.bauschhealth.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. The information on our Internet website is not incorporated by reference into this Form 10-K or our other securities filings and is not a part of such filings.
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
Legal and Reputational Risks
We are the subject of a number of ongoing legal proceedings, investigations and inquiries respecting certain of our historical distribution, marketing, pricing, disclosure and accounting practices, including our former relationship with Philidor, which have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, could result in additional claims and material liabilities, and could cause the market value of our common shares and/or debt securities to decline.
We have been or are currently the subject of a number of ongoing legal proceedings and investigations and inquiries by governmental agencies, including, but not limited to, the following: (i) investigations by the U.S. Attorney’s Offices for the District of Massachusetts and the Southern District of New York relating to certain matters, including our patient assistance programs (including financial support provided to patients), our former relationship with Philidor and other pharmacies, our accounting treatment for sales by specialty pharmacies, information provided to the Centers for Medicare and Medicaid Services, our pricing (including discounts and rebates), marketing and distribution of our products, our compliance program, and employee compensation; (ii) the investigation by the SEC of the Company relating to certain matters, including our former relationship with Philidor, our accounting practices and policies and our public disclosures; (iii) an investigation by the State of North Carolina Department of Justice relating to certain matters, including the production, marketing, distribution, sale and pricing of, and patient assistance programs covering, our Nitropress®, Isuprel® and Cuprimine® products and our pricing decisions for certain of our other products; (iv) an investigation order from the Autorité des marches financiers (the “AMF”) (our principal securities regulator in Canada) relating to certain matters, including with respect to our former relationship with Philidor and our accounting practices and policies; (v) an investigation by the State of Texas concerning various price reporting matters relating to the State's Medicaid program for certain B&L products; (vi) a number of pending putative class action securities litigations in the U.S. (including related opt-out actions) and Canada (including related opt-out actions) have been instituted, the allegations of which relate to, among other things, allegedly false and misleading statements by the Company and/or failures to disclose information about our business and prospects, including relating to drug pricing, our policies and accounting practices, our use of specialty pharmacies, and our former relationship with Philidor and (vii) purported class actions under the federal RICO statute on behalf of third-party payors arising out of our pricing and use of specialty pharmacies, and our former relationship with Philidor. In addition, we could, in the future, face additional legal proceedings and investigations and inquiries by governmental agencies relating to these or similar matters. Philidor and certain of its executives and employees are also subject to disputes with third-party payors and governmental investigations related to Philidor's business practices and relationship with the Company which may result in claims being asserted against the Company. For more information regarding legal proceedings, see Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
We are unable to predict how long such proceedings, investigations and inquiries will continue, but we anticipate that we will continue to incur significant costs in connection with some or all of these matters and that some or all of these proceedings, investigations and inquiries will result in a substantial distraction of management’s time, regardless of the outcome. Some or all of these proceedings, investigations and inquiries may result in damages, fines, penalties, consent orders or other administrative sanctions (including exclusion from federal programs) against the Company and/or certain of our officers, or in changes to our business practices, which, in turn, may result in or may contribute to an inability by us to meet the financial covenant contained in our Restated Credit Agreement. Furthermore, publicity surrounding these proceedings, investigations and inquiries or any enforcement action as a result thereof, even if ultimately resolved favorably for us could result in additional investigations and legal proceedings. As a result, these proceedings, investigations and inquiries could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

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
We are under scrutiny with respect to our business historical practices (including with respect to past pricing practices), including investigations by the U.S. Attorney’s Offices for the District of Massachusetts and the Southern District of New York, the State of North Carolina Department of Justice, various purported class action suits against us in the U.S. (including related opt-out actions) and Canada (including related opt-out actions) and purported class actions under the federal RICO statute on behalf of third-party payors. We are unable to predict how such proceedings, investigations and inquiries will impact our current business practices, including with respect to pricing, or the prices of our products, including whether we will be required to impose pricing freezes or controls, pricing reductions (including on a retroactive basis) or other price regulation for some or all of our products.
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
We are involved in a number of other legal and governmental proceedings and may be involved in additional litigation in the future. These proceedings are complex and extended and occupy the resources of our management and employees. These proceedings are also costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor. We may also be required to pay substantial amounts or grant certain rights on unfavorable terms in order to settle such proceedings. Defending against or settling such claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. For more information regarding legal proceedings, see Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
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
Further, the pharmaceutical and medical device industries historically have generated substantial litigation concerning the manufacture, use and sale of products and we expect this litigation activity to continue. As a result, we expect that patents related to our products will be routinely challenged, and the validity or enforceability of our patents may not be upheld. In order to protect or enforce patent rights, we may initiate litigation against third parties. Our patents may also be challenged in administrative proceedings in the United States Patent and Trademark Office and patent offices outside of the United States. If we are not successful in defending an attack on our patents and maintaining exclusive rights to market one or more of our products still under patent protection, we could lose a significant portion of sales in a very short period. We may also become subject to infringement claims by third parties and may have to defend against charges that we infringed or otherwise violated patents or the intellectual property or proprietary rights of third parties. If we infringe or otherwise violate the intellectual property rights of others, we could lose our right to develop, manufacture or sell products, including our generic products, or could be required to pay monetary damages or royalties to license proprietary rights from third parties, which could be substantial.
In addition, in the U.S., it has become increasingly common for patent infringement actions to prompt claims that antitrust laws have been violated during the prosecution of the patent or during litigation involving the defense of that patent. Such claims by direct and indirect purchasers and other payers are typically filed as class actions. The relief sought may include treble damages and restitution claims. Similarly, antitrust claims may be brought by government entities or private parties following settlement of patent litigation, alleging that such settlements are anti-competitive and in violation of antitrust laws. In the U.S. and Europe, regulatory authorities have continued to challenge as anti-competitive so-called “reverse payment” settlements between branded and generic drug manufacturers. We may also be subject to other antitrust litigation involving competition claims unrelated to patent infringement and prosecution. For example, we are currently defending a class action complaint alleging that defendants engaged in an anticompetitive scheme to eliminate price competition on certain contact lens lines through the use of unilateral pricing policies. For more information regarding legal proceedings, see Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements. A successful antitrust claim by a private party or government entity against us could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We depend on third parties to meet their contractual, legal, regulatory, and other obligations.
We rely on distributors, suppliers, contract research organizations, vendors, service providers, business partners and other third parties to research, develop, manufacture, distribute, market and sell our products, as well as perform other services relating to our business. We rely on these third parties to meet their contractual, legal, regulatory and other obligations. A failure to maintain these relationships or poor performance by these third parties could negatively impact our business. In addition, we cannot guarantee that the contractual terms and protections and compliance controls, policies and procedures we have put in place will be sufficient to ensure that such third parties will meet their legal, contractual and regulatory obligations or that these terms, controls, policies, procedures and other protections will protect us from acts committed by our agents, contractors, distributors, suppliers, service providers or business partners that violate contractual obligations or the laws or regulations of the jurisdictions in which we operate, including matters respecting anti-corruption, fraud, kickbacks and false claims, pricing, sales and marketing practices, privacy laws and other legal obligations. Any failure of such third parties to meet these legal, contractual and regulatory obligations or any improper actions by such third parties or even allegations of such non-compliance or actions could damage our reputation, adversely impact our ability to conduct business in certain markets and subject us to civil or criminal legal proceedings and regulatory investigations, monetary and non-monetary damages and penalties and could cause us to incur significant legal and investigatory fees and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. For example, the allegations about the activities of Philidor and our former relationship with Philidor have resulted in a number of investigations, inquiries and legal proceedings against us, which may damage our reputation and result in damages, fines, penalties or administrative sanctions against the Company and/or certain of our officers. For more information regarding legal proceedings, see Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
If our products cause, or are alleged to cause, serious or widespread personal injury, we may have to withdraw those products from the market and/or incur significant costs, including payment of substantial sums in damages, and we may be subject to exposure relating to product liability claims. In addition, our product liability self-insurance program may not be adequate to cover future losses.
We face an inherent business risk of exposure to significant product liability and other claims in the event that the use of our products caused, or is alleged to have caused, adverse effects. For example, we have been named as a defendant (along with other entities) in certain lawsuits in the United States and Canada in which the plaintiffs have made certain product liability claims respecting Shower to Shower® (a product we acquired in 2012). For more information regarding legal proceedings, see Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements. These and other product liability proceedings may be costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor.
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
The marketing, promotional and business practices of pharmaceutical and medical device companies, as well as the manner in which companies’ in-house or third-party sales forces interact with purchasers, prescribers, and patients, are subject to extensive regulation, enforcement of which may result in the imposition of civil and/or criminal penalties, injunctions, and/or limitations on marketing practice for some of our products and/or pricing restrictions or mandated price reductions for some of our products. Many companies, including us, have been the subject of claims related to these practices asserted by federal authorities. These claims have resulted in fines and other consequences, such as entering into corporate integrity agreements with the U.S. government. Companies may not promote drugs for “off-label” uses-that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA, Health Canada, EMA or other applicable regulatory agencies. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies (such as entering into corporate integrity agreements with the U.S. government), as well as criminal sanctions. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged. For more information regarding legal proceedings, see Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
Debt-related Risks
Our Restated Credit Agreement and the indentures governing our senior notes impose restrictive covenants on us. Our failure to comply with these covenants could trigger events, which could result in the acceleration of the related debt, a cross-default or cross-acceleration to other debt, foreclosure upon any collateral securing the debt and termination of any commitments to lend, each of which would have a material adverse effect on our business, financial condition, cash flows and results of operations and would cause the market value of our common shares and/or securities to decline and could lead to bankruptcy or liquidation.
Our Restated Credit Agreement and the various indentures governing our senior notes contain covenants that restrict the way we conduct business and require us to satisfy certain financial tests in order to incur debt or take other actions. Additionally, our Restated Credit Agreement contains a financial covenant that, for example, require us to maintain a certain financial ratio at fiscal quarter end.
The Company’s Restated Credit Agreement contains a specified quarterly financial maintenance covenant (consisting of a first lien leverage ratio). As of December 31, 2018, we were in compliance with this financial maintenance covenant. However, we can make no assurance that we will be able to comply with the restrictive covenants contained in the Restated Credit Agreement and indentures in the future. Based on our current forecast for the next twelve months from the date of issuance of this Form 10-K, we expect to remain in compliance with this financial maintenance covenant and meet our debt obligations over that same period. In the event that we perform below our forecasted levels, we will implement certain additional cost-efficiency initiatives, such as rationalization of selling, general and administrative expenses ("SG&A") and R&D spend, which would allow us to continue to comply with the financial maintenance covenant. We may consider taking other actions, including divesting other businesses, refinancing debt and/or negotiating with the applicable lenders for an amendment or modification to such covenant, as deemed appropriate; however, we cannot guarantee that such actions would be achieved. If we perform below our forecasted levels and the actions referenced above are not effective, we would fail to comply with our financial maintenance covenant. In that instance, we would be in default, and our lenders would be permitted to accelerate our debt unless we could obtain an amendment. If our debt was accelerated, we would not have sufficient funds to repay our debt absent a refinancing, and we cannot provide assurance that we will be able to obtain a refinancing.
Our inability to comply with the covenants in our debt instruments could lead to a default or an event of default under the terms thereof, for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under our Restated Credit Agreement and holders of our senior notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver. If an event of default is not cured or is not otherwise waived, a majority of lenders in principal amount under our Restated Credit Agreement or the trustee or holders of at least 25% in principal amount of a series of our senior notes may accelerate the maturity of the related debt under these agreements, foreclose upon any collateral securing the debt and terminate any commitments to lend, any of which would have a material adverse effect on our business, financial condition, cash flows and results of operations and would cause the market value of our securities to decline. Furthermore, under these circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations and we may be unable to obtain alternative financing on terms acceptable to us or at all. In such circumstances, we could be forced into bankruptcy or liquidation and, as a result, investors could lose all or a portion of their investment in our securities.

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
We have a significant amount of indebtedness. For details regarding our debt and the maturity dates thereof, see Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements. Our ability to satisfy our debt obligations will depend principally upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt. If we do not generate sufficient cash flow to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Alternatively, as we have done in the past, we may also elect to refinance certain of our debt, for example, to extend maturities. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. If we are unable to access the capital markets, whether because of the condition of those capital markets or our own financial condition or reputation within such capital markets, we may be unable to refinance our debt. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, given our capital structure, any refinancing of our senior unsecured debt may be with secured debt, thereby increasing our first lien and/or secured leverage ratios. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms, or at all, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
The agreements governing our indebtedness contain restrictive covenants which impose certain limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur, prohibitions on incurring additional debt if a certain financial covenant is not met and restrictions on our ability to make certain investments and other restricted payments. Any additional debt, to the extent we are able to incur it, may further restrict the manner in which we conduct business. Such restrictions, prohibitions and limitations could impact our ability to implement elements of our strategy, including in the following ways:

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
Our senior secured credit facilities bear interest based on U.S. dollar London Interbank Offering Rates or U.S. Prime Rate, or Federal Funds effective rate (for U.S. dollar loans) and Canadian Prime Rate or Canada Bankers’ Acceptance Rate (for Canadian dollar loans). Thus, a change in the short-term interest rate environment (especially a material change) could have an adverse effect on our business, financial condition, cash flows and results of operations (which adverse effect could be material) and could cause the market value of our common shares and/or debt securities to decline. As of December 31, 2018, we did not have any outstanding interest rate swap contracts.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. If LIBOR ceases to exist, we may need to renegotiate our senior secured credit facilities that bear interest based on LIBOR or to endeavor, with the administrative agent thereunder, to amend the credit facilities to substitute LIBOR with an alternative rate of interest that gives due consideration to the then-prevailing market convention for syndicated loans in the U.S., subject to notice to all lenders and the absence of objection by the “required lenders.” Any change in accordance with the aforementioned procedures, or the conversion of loans to base rate or U.S. prime rate loans, could have an adverse impact on our cost of capital. Currently, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our business, financial condition, cash flows and results of operations cannot yet be determined.
Employment-related Risks
The loss of the services of, or our inability to recruit, retain, motivate, our executives and other key employees could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We must continue to retain and motivate our executives and other key employees, and to recruit other executives and employees, in order to strengthen our management team and workforce. Our ability to retain or recruit executive and other key employees may be hindered or delayed by, among other things, competition from other employers who may be able to offer more attractive compensation packages or the reputational challenges the Company faces as a result of historical issues and may in the future continue to face. A failure by us to retain, motivate and recruit executives and other key employees or the unanticipated loss of the services of any of these executives or key employees for any reason, whether temporary or permanent, could create disruptions in our business, could cause concerns and instability for management and employees, current and potential customers, credit rating agencies and other third parties with whom we do business and our shareholders and debt holders and could cause concern regarding our ability to execute our business strategy or to manage operations in the manner previously conducted and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Furthermore, as a result of any failure to retain, or loss of, any executives or key employees, we may experience increased costs in order to identify and recruit a suitable replacement in a timely manner (and, even if we are able to hire a qualified successor, the search process and transition period may be difficult to manage and result in additional periods of uncertainty), which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, once identified and recruited, the transition of new executives and key employees may be difficult to manage and we cannot guarantee that new executives and employees will efficiently transition into their roles or ultimately be successful in their roles. Finally, as a result of changes in our executives and key employees, there may be changes in the way we conduct our business, as well as changes to our business strategy. We cannot predict what these changes may involve or the timing of any such changes and how they will impact our product sales, revenue, business, financial condition, cash flows or results of operation, but any such changes could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Any of these factors could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. federal corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate to 21%, limiting the tax deduction for interest expense to 30% of adjusted earnings, allowing immediate expensing for certain new investments, implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, imposing an additional U.S. tax on certain non-U.S. subsidiaries’ earnings which are considered to be Global Intangible Low Taxed Income (referred to as “GILTI”) and imposing an alternative “base erosion and anti-abuse tax” (“BEAT”) on domestic corporations that make deductible payments to foreign related persons in excess of specified amounts, and, effective for net operating losses (”NOLs”) arising in taxable years beginning after December 31, 2017, eliminating net operating loss carrybacks, permitting indefinite net operating loss carryforwards, and limiting the use of net operating loss carryforwards to 80% of current year taxable income.
There are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions in the Tax Act, including the provisions relating to the modified territorial tax system, the one-time transition tax and the BEAT. While the U.S. Treasury Department and the Internal Revenue Service have issued proposed and final regulations and other guidance on certain provisions in the Tax Act that address certain of these uncertainties and ambiguities, there are still no final regulations or other definitive guidance on many provisions in the Tax Act. In the absence of guidance on these issues, we will use what we believe are reasonable interpretations and assumptions in interpreting and applying the Tax Act for purposes of determining our cash tax liabilities and results of operations, which may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves over time. It is possible that the Internal Revenue Service could issue subsequent guidance or take positions on audit that differ from the interpretations and assumptions that we previously made, which could have a material adverse effect on our cash tax liabilities, results of operations and financial condition.
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
See Note 17, "INCOME TAXES" to our audited Consolidated Financial Statements.
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
We strive to acquire, maintain and defend patent, trademark and other intellectual property protections over our products and the processes used to manufacture these products. However, we may not be successful in obtaining such protections, or the patent, trademark and intellectual property rights we do obtain may not be sufficient in breadth and scope to fully protect our products or prevent competing products, or such patent and intellectual property rights may be susceptible to third-party challenges, which could result in the loss of such intellectual property rights or the narrowing of scope of protection afforded by such rights. Our intellectual property rights may also be circumvented by third parties. The failure to obtain, maintain, enforce or defend such intellectual property rights, for any reason, could allow third parties to manufacture and sell products that compete with our products or may impact our ability to develop, manufacture and market our own products, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
For a number of our commercialized products and pipeline products, including Xifaxan®, Siliq™, Lumify®, Plenvu®, Vyzulta®, Relistor® and Jublia®, we rely on licenses to patents and other technologies, know-how and proprietary rights held by third parties. Any loss, expiration, termination or suspension of our rights to such licensed intellectual property would result in our inability to continue to develop, manufacture and market our products or product candidates and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In the future, we may also need to obtain such licenses from third parties to develop, manufacture, market or continue to manufacture or market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to develop, manufacture and market our products may be inhibited or prevented, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Risks Relating to Our Business Strategy
We have made commitments and public statements with respect to the cessation of or limitation on pricing increases for certain of our products. These pricing decisions could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
In May 2016, we formed a new Patient Access and Pricing Committee responsible for the pricing of our drugs. The new committee’s first action was a recommendation, which we implemented, for an enhanced rebate program to all hospitals in the U.S. to reduce the price of our Nitropress® and Isuprel® products. In addition, the Patient Access and Pricing Committee made a commitment that the average annual price increase for our branded prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry and, in August 2018, further committed that it will not increase prices on our U.S. branded prescription drugs for the remainder of 2018. All future pricing actions will be subject to review by the Patient Access and Pricing Committee and we expect that the Patient Access and Pricing Committee will implement or recommend additional price changes and/or new programs to enhance patient access to our drugs.
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
In prior years, we have undertaken a number of divestitures or certain of our assets and business. We may, in the future, seek to divest additional asset and/or businesses, some of which may be material and/or transformative, which could adversely affect our business, prospects and opportunities for growth.
Over the last few years, we have completed a number of divestitures of our assets, products or businesses that were not considered core to our ongoing operations or the needs of our primary-customer base, including the divestitures of our Obagi Medical Products business, our iNova Pharmaceuticals business, our Dendreon Pharmaceuticals subsidiary, our Sprout Pharmaceuticals subsidiary and the CeraVe®, AcneFree™ and AMBI® skincare brands. We may, in the future, seek to complete additional divestitures.
Each of these divestitures has been time-consuming and has diverted management’s attention. As a result of these divestitures (and others we may in the future complete), we may experience lower revenue and lower cash flows from operations. In addition, as was the case with our sale of our Sprout Pharmaceuticals subsidiary, we may recognize a loss on sale in connection with such divestitures. We may also suffer adverse tax consequences as a result of such divestitures, including capital gains tax or the accelerated use of NOLs or other attributes. Furthermore, divesting certain of our businesses or assets may require us to incur restructuring charges, and we may not be able to achieve the cost savings that we expect from any such restructuring efforts or divestitures. Any such divestiture could reduce the size or scope of our business, our market share in particular markets, our opportunities with respect to certain markets, products or therapeutic categories or our ability to compete in certain markets and therapeutic categories. Furthermore, we will be required to use the net proceeds (or substantial portions thereof) from certain asset sales to repay the term loans under the Restated Credit Agreement, subject to certain reinvestment rights.

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
As part of our business strategy, we may seek to identify and acquire certain assets, products and businesses.
Historically, part of our business strategy included acquiring and integrating complementary businesses, products, technologies or other assets. We anticipate that, as part of our current business strategy, we again seek to complete certain acquisitions of assets, products and businesses, including by way of in-license arrangements, although not at the volume and pace that we did historically. Acquisitions or similar arrangements may be complex, time consuming and expensive. We may not consummate some negotiations for acquisitions or other arrangements, which could result in significant diversion of management and other employee time, as well as substantial out-of-pocket costs. In addition, there are a number of risks and uncertainties relating to our closing transactions. If such transactions are not completed for any reason, we will be subject to several risks, including the following: (i) the market price of our common shares may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a negative perception by the market of us generally and a decline in the market price of our common shares; and (ii) many costs relating to such transactions may be payable by us whether or not such transactions are completed.
If an acquisition is consummated, the integration of the acquired business, product or other assets into our Company may also be complex and time-consuming and, if such businesses, products and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Potential difficulties that may be encountered in the integration process include the following: integrating personnel, operations and systems, while maintaining focus on selling and promoting existing and newly-acquired products; coordinating geographically dispersed organizations; distracting management and employees from operations; retaining existing customers and attracting new customers; maintaining the business relationships the acquired company has established, including with health care providers; and managing inefficiencies associated with integrating the operations of the Company.
Furthermore, we may incur restructuring and integration costs and a number of non-recurring transaction costs associated with these acquisitions, combining the operations of the Company and the acquired company and achieving desired synergies. These fees and costs may be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of the businesses of the Company and the acquired company. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the acquired business, will offset the incremental transaction-related costs over time. Therefore, any net benefit may not be achieved in the near term, the long term or at all.
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
Even if we are able to obtain and maintain regulatory approvals for our pharmaceutical and medical device products, generic or branded, the success of these products is dependent upon achieving and maintaining market acceptance. Launching and commercializing products is time consuming, expensive and unpredictable. The commercial launch of a product takes significant time, resources, personnel and expertise, which we may not have in sufficient levels to achieve success, and is subject to various market conditions, some of which may be beyond our control. There can be no assurance that we will be able to, either by ourselves or in collaboration with our partners or through our licensees or distributors, successfully launch and commercialize new products or gain market acceptance for such products. New product candidates that appear promising in development may fail to reach the market or may have only limited or no commercial success. While we have been successful in launching some of our products, we may not achieve the same level of success with respect to all of our new products. Our inability to successfully launch our new products may negatively impact the commercial success of such product, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Our inability to successfully launch our new products could also lead to material impairment charges.
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
For certain of our products, we depend on reimbursement from governmental and other third-party payors and a reduction in reimbursement could reduce our product sales and revenue. In addition, failure to be included in formularies developed by managed care organizations and coverage by other organizations may negatively impact the utilization of our products, which could harm our market share and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Sales of certain of our products are dependent, in part, on the availability and extent of reimbursement from government health administration authorities, private health insurers, pharmacy benefit managers and other organizations of the costs of our products and the continued reimbursement and coverage of our products in such programs. Changes in government regulations or private third-party payors’ reimbursement policies may reduce reimbursement for our products. In addition, such third-party payors may otherwise make the decision to reduce reimbursement of some or all our products or fail to cover some or all our products in such programs or assert that reimbursements were not in accordance with applicable requirements. For example, these decisions may be based on the price of our products or our current or former pricing practices and decisions. Any reduction or elimination of such reimbursement or coverage could result in a negative impact on the utilization of our products and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
At the beginning of 2016, we launched a brand fulfillment arrangement with Walgreen Co. ("Walgreens"), pursuant to which we have made certain of our dermatology and ophthalmology products available to eligible patients through a patient access and co-pay program available at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. We have, in the past, experienced certain operational and other issues respecting this arrangement, including lower than anticipated average realized prices associated with these products through this arrangement. We cannot guarantee this arrangement will continue to be successful in the future, nor can we guarantee that additional operational issues will not be encountered, nor can we guarantee that we will be able to successfully negotiate with Walgreens any improvements or amendments to this arrangement we identify as necessary or desired. In addition, we cannot predict how the market, including customers, doctors, patients, pharmacy benefit managers and third-party payors, or governmental agencies, will continue to react to these arrangements and programs. If this arrangement or program fails, if they do not achieve sufficient success and market acceptance, if we face retaliation from third parties as a result of this arrangement and program (for example, in the form of limitations on or exclusions from the reimbursement of our products) or if any part of this arrangement is found to be non-compliant with applicable law or regulations, this could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
We conduct a significant portion of our business outside the U.S. and Canada and may, in the future, expand our operations into new countries, including emerging markets. We sell our pharmaceutical and medical device products in many countries around the world. All of our foreign operations are subject to risks inherent in conducting business abroad, including, among other things:

•
difficulties in coordinating and managing foreign operations, including ensuring that foreign operations comply with foreign laws as well as Canadian and U.S. laws applicable to Canadian companies with U.S. and foreign operations, such as export and sanctions laws and the U.S. Foreign Corrupt Practices Act (“FCPA”), the Canadian Corruption of Foreign Public Officials Act, and other applicable worldwide anti-bribery laws;

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
As a result of changes to U.S. policy, there may be changes to existing trade agreements and greater restrictions on trade generally. On November 30, 2018, the United States, Canada and Mexico signed the United States-Mexico-Canada Agreement (“USMCA”) as an overhaul and update to the North American Free Trade Agreement. The USMCA is subject to ratifications by the legislative bodies of all three signatory countries. It is difficult to anticipate the full impact of this agreement on our business, financial condition, cash flows and results of operations.
Notwithstanding the USMCA, support for protectionism and rising anti-globalization sentiment in the United States and other countries may slow global growth. In particular, a protracted and wide-ranging trade conflict between the United States and China could adversely affect global economic growth. Concerns also remain around the social, political and economic impacts of the changing political landscape in Europe, including the final outcome of Brexit (as defined below) negotiations. In addition, there are growing concerns over an economic slowdown in emerging markets in light of capital outflows in favor of developed markets and expected interest rate increases. Broader geopolitical tensions remained high amongst the U.S., Russia, China, and across the Middle East.
Given the international scope of our operations, any of the above factors, including tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
In addition, in November 2016, as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar, the Egyptian pound was significantly devalued. Our exposure to the Egyptian pound is primarily with respect to Amoun Pharmaceutical Company S.A.E., which we acquired in October 2015, and which represented approximately 2% of our total 2018 and 2017 revenues. Further strengthening of the U.S. dollar and/or the devaluation of other countries' currencies could have a negative impact on our reported international revenue.
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
We currently have a number of pipeline products in development. We and our development partners, as applicable, conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our pipeline products in order to obtain regulatory approval for the sale of our pipeline products. Preclinical studies and clinical trials are expensive, complex, can take many years and have uncertain outcomes. None of, or only a small number of, our research and development programs may actually result in the commercialization of a product. We will not be able to commercialize our pipeline products if preclinical studies do not produce successful results or if clinical trials do not demonstrate safety and efficacy in humans. While we expect significant revenues from our Significant Seven, there is no evidence we will get FDA approval for all of these products. Furthermore, success in preclinical studies or early-stage clinical trials does not ensure that later stage clinical trials will be successful nor does it ensure that regulatory approval for the product candidate will be obtained. In addition, the process for the completion of pre-clinical and clinical trials is lengthy and may be subject to a number of delays for various reasons, which would delay the commercialization of any successful product. If our development projects are not successful or are significantly delayed, we may not recover our substantial investments in the pipeline product and our failure to bring these pipeline products to market on a timely basis, or at all, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
If we fail to comply with the regulatory requirements in those countries where our products are sold, we could lose our marketing approvals or be subject to fines or other sanctions. Also, as a condition to granting marketing approval of a product, the applicable regulatory agencies may require a company to conduct additional clinical trials or remediate Current Good Manufacturing Practice ("CGMP") issues, the results of which could result in the subsequent loss of marketing approval, changes in product labeling or new or increased concerns about side effects or efficacy of a product.
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
The United Kingdom’s exit from the European Union may impact the development and the regulatory approval and review of our products.
On June 23, 2016, the United Kingdom held a referendum on its membership in the European Union, in which United Kingdom voters approved an exit from the European Union (“Brexit”). On March 29, 2017, the United Kingdom formally notified the

European Council pursuant to Article 50 of the Treaty of Lisbon of its intention to leave the European Union. Since a significant proportion of the United Kingdom’s regulatory framework is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our products in the United Kingdom. Following the Brexit vote, the European Union decided to move the European Medicines Agency’s headquarters from the United Kingdom to the Netherlands, which could result in disruptions and delays in new drug approvals in the European Union. In addition, we could face new regulatory costs and challenges that could have a material adverse effect on our business, financial condition, cash flows and results of operations. While the United Kingdom is currently expected to leave the European Union on March 29, 2019, uncertainty remains as to the exact timing and process. Until Brexit negotiations are completed, it is difficult to anticipate Brexit’s potential impact.
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
Our manufacturing facilities and those of our contract manufacturers must be inspected and found to be in full compliance with CGMP, quality system management requirements or similar standards before approval for marketing. Compliance with CGMP regulations requires the dedication of substantial resources and requires significant expenditures. In addition, while we attempt to build in certain contractual obligations on our third party manufacturers, we may not be able to ensure that such third-parties comply with these obligations. Our failure or that of our contract manufacturers to comply with CGMP regulations, quality system management requirements or similar regulations outside of the U.S. could result in enforcement action by the FDA or its foreign counterparts, including, but not limited to, warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of products, total or partial suspension of production or importation, suspension or withdrawal of regulatory approval for approved or in-market products, refusal of the government to renew marketing applications or approve pending applications or supplements, refusal of certificates for export to foreign jurisdictions, suspension of ongoing clinical trials, imposition of new manufacturing requirements, closure of facilities and criminal prosecution. These enforcement actions could lead to a delay or suspension in production, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
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
Some components and raw materials used in our manufactured products, and some finished products sold by us, are currently available only from one or a limited number of domestic or foreign suppliers. For example, with respect to some of our largest or most significant products, the supply of the finished product for each of our Siliq™, Vyzulta®, SofLens®, Wellbutrin XL®, Ocuvite®, PreserVision®, Renu®, Isuprel®, Xenazine®, Uceris® tablet, Relistor® Oral and PureVision® products are only available from a single source and the supply of active pharmaceutical ingredient for each of our Siliq™, Isuprel®, Xenazine®, Relistor® Oral and Uceris® tablet products are also only available from a single source. In the event an existing supplier fails to supply product on a timely basis and/or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or we are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we may be unable to obtain the required components, raw materials or products on a timely basis or at commercially reasonable prices. We attempt to mitigate these risks by maintaining safety stock of these products, but such safety stock may not be sufficient. In addition, in some cases, only a single source of active pharmaceutical ingredient is identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval, which would involve time and expense to us. A prolonged interruption in the supply of a single-sourced raw material, including the active pharmaceutical ingredient, or single-sourced finished product could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, these third-party manufacturers may have the ability to increase the supply price payable by us for the manufacture and supply of our products, in some cases without our consent.
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
Pharmaceutical and medical device companies have faced lawsuits and investigations pertaining to violations of health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute (“AKS”) and other state and federal laws and regulations. The AKS prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical or medical device manufacturers, on the one hand, and prescribers, purchasers, formulary managers and other health care related professionals, on the other hand. More generally, the federal False Claims Act, among other things, prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Pharmaceutical and medical device companies have been prosecuted or faced civil liability under these laws for a variety of alleged promotional and marketing activities, including engaging in off-label promotion that caused claims to be submitted for non-covered off-label uses. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, this could have a significant impact on our business, including the imposition of significant criminal and civil fines and penalties, exclusion from federal health care programs or other sanctions, including consent orders or corporate integrity agreements.
We also face increasingly strict and numerous data privacy and security laws and regulations in the U.S. and in other countries, the violation of which could result in fines and other sanctions. These laws and regulations change frequently and can conflict with one another. The interpretation and application of certain laws and regulation, such as the European Union’s General Data Protection Regulation, is unclear at this time. It is possible that the scope and requirements of these laws and regulations may be interpreted or applied in a manner that is inconsistent with our understanding, our current or future practices or other legal requirements. In addition, the U.S. Department of Health and Human Services Office of Inspector General recommends, and increasingly states require pharmaceutical companies to have comprehensive compliance programs. In addition, the Physician Payment Sunshine Act enacted in 2010 imposes reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other health care providers. Failure to submit this required information may result in significant civil monetary penalties. While we have developed corporate compliance programs based on what we believe to be current best practices, we cannot provide assurance that we or our employees or agents are or will be in compliance with all applicable federal, state or foreign regulations and laws. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant criminal and civil fines and penalties, exclusion from federal health care programs or other sanctions, including consent orders or corporate integrity agreements.

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
We are also subject to various data privacy and security laws and regulations specific to sensitive health information, including HIPAA. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions (e.g., health care claims information and plan eligibility, referral certification and authorization, claims status, plan enrollment, coordination of benefits and related information), as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. Failure to comply with these laws can result in the imposition of significant civil and criminal penalties. The costs of compliance with these laws and the potential liability associated with the failure to comply with these laws could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Legislative or regulatory reform of the health care system may affect our ability to sell our products profitably and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
In the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could impact our ability to sell our products profitably. The Patient Protection and Affordable Care Act, as amended by the Health Care Reform Act may affect the operational results of companies in the pharmaceutical and medical device industries, including the Company and other health care related industries, by imposing on them additional costs. Effective January 1, 2010, the Health Care Reform Act increased the minimum Medicaid drug rebates for pharmaceutical companies, expanded the 340B drug discount program, and made changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revised the definition of “average manufacturer price” for reporting purposes, which may affect the amount of our Medicaid drug rebates to states. Beginning in 2011, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. The law also imposed an annual tax on manufacturers of certain medical devices. The tax was deferred until January 1, 2020. More recently, the Bipartisan Budget Act of 2018 amended the Patient Protection and Affordable Care Act, effective January 1, 2019, to close the donut hole in most Medicare drug plans. In addition, in April 2018, the Centers for Medicare & Medicaid Services published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Patient Protection and Affordable Care Act for plans sold through such marketplaces.
Although efforts at replacing the Health Care Reform Act have stalled in Congress, there could still be changes to this legislation in the near term. We cannot predict what those changes will be or when they will take effect, and we could face additional risks arising from such changes or changed interpretations of our obligations under the legislation. Because of this continued uncertainty, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of the Health Care Reform Act or its repeal on our business model, prospects, financial condition or results of operations, in particular on the pricing, coverage or reimbursement of any of our product candidates that may receive marketing approval. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Legislative efforts relating to drug pricing, the cost of prescription drugs under Medicare, the relationship between pricing and manufacturer patient programs, and government program reimbursement methodologies for drugs have been proposed and considered at the U.S. federal and state level. At the federal level, the administration's budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the administration have each indicated an intent to continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system. We cannot provide assurance as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.
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
For example, in 2018, 2017 and 2016, we recognized impairments to finite-lived and indefinite-lived intangible assets of $568 million, $714 million and $422 million, respectively. These asset impairments were primarily attributable to: (i) assets being classified as held for sale and (ii) revisions in sales forecasts associated with discontinuances, generic competition and other market forces. In addition to impairments to finite-lived and indefinite-lived intangible assets, in 2018, 2017 and 2016, we recognized goodwill impairments of $2,322 million, $312 million and $1,077 million, respectively. These goodwill impairments were primarily the result of: (i) the adoption of new accounting guidance in 2018, (ii) revisions to forecasts to certain reporting units and (iii) realignments to our reporting units.
As of October 1, 2018, the date of the Company's annual impairment testing, the fair value of each reporting unit with associated goodwill exceeded its carrying value by more than 15%. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
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
We are increasingly dependent upon our information technology systems and infrastructure, as well as those of third parties with whom we interact, in connection with the conduct of our business, including the collection, storage, processing and transmission of sensitive, non-public information. We must constantly update our information technology infrastructure and we cannot provide assurance that various current information technology systems on which we depend will continue to meet our current and future business needs or adequately safeguard our operations. Furthermore, modification, upgrade or replacement of such systems may be costly.
Due to the size and complexity of these systems, any breakdown, interruption, corruption or unauthorized access to or cyber-attack on these systems could create system disruptions, shutdowns or unauthorized disclosure of confidential information. Cyber-attacks are increasing in frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service attacks, worms, social engineering and other means to affect service reliability or threaten data confidentiality, integrity or availability. Techniques used in these attacks change frequently and may be difficult to detect for periods of time. We have established (i) physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, (ii) policies and procedures designed to provide for the timely investigation of cybersecurity incidents and the timely disclosure of cybersecurity incidents consistent with our legal and contractual obligations and (iii) safeguards against insider trading of directors, officers and other corporate insiders between the period of investigation and the public disclosure of such an incident. We also rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of digital information. While we attempt to take appropriate security and cybersecurity measures to protect our data and information technology systems and to prevent breakdowns, unauthorized breaches and cyber-attacks, we cannot guarantee that these measures will be successful and that these breakdowns and breaches in, or attacks on, our systems and data will be prevented. Such breakdowns, breaches in, or attacks on, our systems and data or public perception that we have suffered a cybersecurity incident or breakdown may cause business interruption and could have a material adverse effect on our business, financial condition, cash flows and results of operations, damage our reputation with customers, employees and third- parties with whom we do business and cause the market value of our common shares and/or debt securities to decline, and we may suffer financial damage or other loss, including fines or criminal penalties because of lost or misappropriated information. While we maintain insurance against these risks, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from a cybersecurity incident or other interruption to our information technology systems.
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
Our operating results and financial condition may fluctuate from quarter to quarter for a number of reasons. In addition, our stock price is volatile. The following events or occurrences, among others, could cause fluctuations in our financial performance and/or stock price from period to period:

•	development and launch of new competitive products;

•	the timing and receipt of FDA approvals or lack of approvals;

•	costs related to business development transactions;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe certain of our products;

•	increases in the cost of raw materials used to manufacture our products;

•	FDA regulatory actions relating to our manufacturers;

•	manufacturing and supply interruptions;

•	our responses to price competition;

•	new legislation that would control or regulate the prices of drugs;

•	a protracted and wide-ranging trade conflict between the United States and China;

•	expenditures as a result of legal actions (and settlements thereof), including the defense of our patents and other intellectual property;

•	market acceptance of our products;

•	the timing of wholesaler and distributor purchases and success of our wholesaler and distributor arrangements;

•	general economic and industry conditions, including potential fluctuations in interest rates;

•	changes in seasonality of demand for certain of our products;

•	foreign currency exchange rate fluctuations;

•	changes to, or the confidence in, our business strategy;

•	changes to, or the confidence in, our management; and

•	expectations for future growth.
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
We restated our previously issued audited Consolidated Financial Statements for the year ended December 31, 2014 and the unaudited financial information for the quarters ended December 31, 2014 and March 31, 2015. This restatement and the review of the misstatements that necessitated the restatement was time consuming and expensive and could expose us to potential claims and additional risks that could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In particular, we could be subject to further shareholder litigation and additional governmental investigations and proceedings in connection with the restatements or related other matters. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, although the remediation of the material weaknesses in our internal control over financial reporting that contributed to the material misstatements in the Consolidated Financial Statements previously described has been completed, if our remedial measures were insufficient to properly and fully address the material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and there will continue to be an increased risk of future misstatements.
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
Certain of our products are the subject of third-party distribution or sublicense agreements, pursuant to which we may manufacture and sell products to other companies, which distribute such products in return for a royalty or a supply price, in both cases which are often based on net sales. Our ability to control pricing and volume of these products may be limited and, in some cases, these companies make all distribution and pricing decisions independently of us. If the pricing or volume of such products declines, our revenues would be adversely impacted which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
We have various indemnity agreements and indemnity arrangements in place, which may result in an obligation to indemnify or reimburse the relevant counterparty, which amounts may be material.
All directors and/or officers of the Company, and each of its various subsidiary entities, are indemnified by the Company in respect of their service as directors and/or officers, subject to certain restrictions. We have purchased directors’ and officers’ liability insurance to mitigate the cost of any potential future lawsuits or actions. The maximum amount of any potential future payment cannot be reasonably estimated but could have a material adverse effect on the Company.
In the normal course of business, we have entered or may enter into agreements that include indemnities in favor of third parties, such as purchase and sale agreements, license agreements, engagement letters with advisors and consultants and various product and service agreements. These indemnification arrangements may require us to compensate counterparties for losses incurred by the counterparties as a result of breaches in representations, covenants and warranties provided by us or as a result of litigation or other third-party claims or statutory sanctions that may be suffered by the counterparties as a consequence of the relevant transaction. In some instances, the terms of these indemnities are not explicitly defined. We, whenever possible, try to limit this potential liability within the particular agreement or contract, but due to the unpredictability of future events the maximum amount of any potential reimbursement cannot be reasonably estimated, but could have a material adverse effect on the Company.
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We own and lease a number of important properties. Our headquarters and one of our manufacturing facilities are located in Laval, Quebec. We own several manufacturing facilities throughout the U.S. We also own or have an interest in manufacturing plants or other properties outside the U.S., including in Canada, Mexico, and certain countries in Europe, North Africa, Asia and South America.
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
We believe that we have sufficient facilities to conduct our operations during 2019. Our facilities in aggregate are over 12 million square feet and include, among others, the following list of principal properties by segment:

Location	Purpose	Owned or Leased	Approximate Square Footage
Corporate & Administration
Laval, Quebec, Canada	Corporate headquarters, R&D, manufacturing and warehouse facility	Owned	337,000
Bridgewater, New Jersey(1)	Administration	Leased	310,000
Bausch + Lomb/International
Jelenia Gora, Poland	Offices, R&D, manufacturing and warehouse facility	Owned	1,570,000
Rochester, New York	Offices, R&D and manufacturing facility	Owned	966,000
San Juan del Rio, Mexico	Offices and manufacturing facility	Owned	853,000
El Obour City, Egypt	Offices, R&D, manufacturing and warehouse facility	Owned	628,000
Waterford, Ireland	R&D and manufacturing facility	Owned	500,000
Greenville, South Carolina	Distribution facility	Leased	432,000
Jinan, China	Offices and manufacturing facility	Owned	420,000
Rzeszow, Poland	Offices, R&D, manufacturing and warehouse facility	Owned	380,000
Berlin, Germany	Manufacturing, distribution and office facility	Owned	339,000
Greenville, South Carolina	Manufacturing and distribution facility	Owned	321,000
Chattanooga, Tennessee	Distribution facility	Leased	320,000
Tampa, Florida	R&D and manufacturing facility	Owned	176,000
Porto Alegre, Brazil	Offices, manufacturing and warehouse facility	Owned	165,000
Belgrade, Serbia	Offices and manufacturing facility	Owned	162,000
Mexico City, Mexico	Offices and manufacturing facility	Owned	158,000
Aubenas, France	Offices, manufacturing and warehouse facility	Owned	148,000
St. Louis, Missouri	Manufacturing facility	Owned	140,000
Cuautitlan Izcalli, Mexico	R&D and manufacturing facility	Leased	139,000
Myslowice, Poland	Warehouse facility	Leased	136,000
Macherio, Italy	Offices, R&D, manufacturing and warehouse facility	Owned	119,000
Lynchburg, Virginia	Distribution facility	Owned	116,000
Beijing, China	Warehouse facility and distribution	Leased	110,000
Clearwater, Florida	Manufacturing facility	Owned	102,000
Salix
Steinbach, Manitoba, Canada	Offices, manufacturing and warehouse facility	Owned	241,000
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares are traded on the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) under the symbol “BHC”. The following table sets forth the high and low the market price of our common shares on the NYSE and TSX during the periods indicated.

	NYSE in USD		TSX in CAD
	High	Low	High	Low
2018
First quarter	24.43	14.44	30.56	18.62
Second quarter	27.79	14.96	36.02	19.36
Third quarter	25.88	20.38	33.44	26.83
Fourth quarter	28.45	17.20	36.52	23.60
2017
First quarter	17.55	10.35	23.14	13.82
Second quarter	18.25	8.31	23.75	11.20
Third quarter	18.17	12.89	22.69	15.83
Fourth quarter	22.81	10.94	29.28	14.01
_______________
Sources: NYSE.com, TSX Historical Data Access
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
Holders
The approximate number of holders of record of our common shares as of February 14, 2019 was 1,885.

Performance Graph
The following graph compares the cumulative total return on a $100 investment on January 1, 2014, assuming reinvestment of all dividends, in: (i) our common shares, (ii) the S&P 500 Index, (iii) the S&P/TSX Composite Index and (iv) a composite peer group of 12 major U.S. based pharmaceutical companies for the five years ended December 31, 2018. The composite peer group of 12 major U.S.-based pharmaceutical companies consists of Allergan PLC, Amgen Inc., Biogen Inc., Bristol-Myers Squibb Co, Celgene Corp, Danaher Corp, Eli Lilly and Co, Gilead Sciences Inc., Mylan NV, Perrigo Company PLC, Shire PLC and Vertex Pharmaceuticals Inc.

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/13
12/14
12/15
12/16
12/17
12/18
Bausch Health Companies Inc
S&P 500
S&P/TSX Composite
Peer Group

	2013	2014	2015	2016	2017	2018
Bausch Health Companies Inc.	$100	$122	$87	$12	$18	$16
S&P 500	$100	$114	$115	$129	$157	$150
S&P/TSX Composite	$100	$111	$101	$123	$134	$122
Peer Group	$100	$130	$140	$118	$128	$126
Dividends
No dividends were declared or paid in 2018, 2017 or 2016. While our Board of Directors will review our dividend policy periodically, we currently do not intend to pay any cash dividends in the foreseeable future. In addition, our Restated Credit Agreement and indentures include restrictions on the payment of dividends.  See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details regarding these restrictions.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information required under this Item will be included in our definitive proxy statement for the 2019 Annual Meeting of Shareholders expected to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K (the “2019 Proxy Statement”), and such required information is incorporated herein by reference.
Purchases of Equity Securities by the Company and Affiliated Purchases
There were no purchases of equity securities by the Company during the fourth quarter of the year ended December 31, 2018.

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

	Years Ended December 31,
(in millions, except per share data)	2018	2017	2016	2015	2014
Consolidated operating data:
Revenues	$8,380	$8,724	$9,674	$10,447	$8,206
Operating (loss) income	$(2,384)	$102	$(566)	$1,527	$2,001
Net (loss) income attributable to Bausch Health Companies Inc.	$(4,148)	$2,404	$(2,409)	$(292)	$881
(Loss) earnings per share attributable to Bausch Health Companies Inc.
Basic	$(11.81)	$6.86	$(6.94)	$(0.85)	$2.63
Diluted	$(11.81)	$6.83	$(6.94)	$(0.85)	$2.58
Cash dividends declared per share	$—	$—	$—	$—	$—

	At December 31,
(in millions)	2018	2017	2016	2015	2014
Consolidated balance sheet information:
Cash and cash equivalents	$721	$720	$542	$597	$323
Working capital	$375	$478	$1,468	$194	$1,423
Total assets	$32,492	$37,497	$43,529	$48,965	$26,305
Long-term debt, including current portion	$24,305	$25,444	$29,846	$31,088	$15,229
Common shares	$10,121	$10,090	$10,038	$9,897	$8,349
Bausch Health Companies Inc. shareholders’ equity	$2,733	$5,849	$3,152	$5,910	$5,279

Number of common shares issued and outstanding	349.9	348.7	347.8	342.9	334.4
The following are the significant items affecting the comparability of the selected financial information for the periods presented:
Acquisitions - The Company completed a series of mergers and acquisitions, the most significant, of which, were the acquisition of Amoun Pharmaceutical Company S.A.E. (October 19, 2015) and the acquisition of Salix Pharmaceuticals, Ltd. (the "Salix Acquisition") (April 1, 2015).  The assets, liabilities and results of operations of these and other acquisitions are included in the reported amounts effective upon the respective acquisition dates.
Divestitures - In order to better focus on our core businesses, we have divested businesses that were not considered core to our ongoing operations or the needs of our primary-customer base. The most significant of these divestitures included the divestitures of the Obagi Medical Products, Inc. business (November 9, 2017), the iNova Pharmaceuticals business (September 29, 2017), the Company's equity interest in Dendreon Pharmaceuticals LLC (June 28, 2017), the Company's equity interests in Sprout Pharmaceuticals, Inc. ("Sprout") (December 20, 2017) and the Company's interests in the CeraVe®, AcneFree™ and AMBI® skincare brands (March 3, 2017).  The assets, liabilities and results of operations of these and other divestitures and discontinuances are included in the reported amounts through the date of the respective divestiture and discontinuance dates. See Note 4, "DIVESTITURES" to our audited Consolidated Financial Statements for additional information.
Restructuring and Integration Costs - In connection with certain acquisitions previously noted, the Company incurred cost-rationalization and integration initiatives in order to capture operating synergies, which generated cost savings across the Company. In 2018, 2017, 2016, 2015 and 2014, Restructuring and integration costs were $22 million, $52 million, $132 million, $362 million and $382 million, respectively. See Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our audited Consolidated Financial Statements for additional information.
Goodwill Impairments - In 2018, 2017, 2016, 2015 and 2014, Operating (loss) income included Goodwill impairments of $2,322 million, $312 million, $1,077 million, $0 and $0, respectively. These goodwill impairments were primarily the result of: (i) the adoption of new accounting guidance in 2018, (ii) revisions to forecasts to certain reporting units and (iii) realignments to our reporting units. See Note 9, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements for additional information.

Asset Impairments - In 2018, 2017, 2016, 2015 and 2014, Operating (loss) income included Asset impairments of $568 million, $714 million, $422 million, $304 million and $145 million, respectively. These asset impairments were primarily attributable to: (i) assets being classified as held for sale and (ii) revisions in sales forecasts associated with discontinuances, generic competition and other market forces.
Net Gains on Sales of Assets - In 2017, Operating (loss) income included the net gains on sales of assets of $580 million related to the 2017 divestitures previously discussed. In 2014, Operating (loss) income included the net gains on sales of assets of $251 million, primarily driven by a $324 million gain related to the divestiture of facial aesthetic fillers and toxins.
Benefit from Income Taxes - In 2017, Net (loss) income attributable to Bausch Health Companies Inc. included non-cash deferred income tax benefits of approximately $4,145 million related to: (i) adjustments to previously recorded outside basis differences as a result of the Company’s internal corporate restructuring and (ii) the accounting for the U.S. Tax Cuts and Jobs Act of 2017.
Debt Issuance, Refinancing, Interest Expense, and Loss on Extinguishment of Debt - We completed a series of transactions which allowed us to obtain the necessary financing to fund the acquisitions previously discussed and refinance certain of our debt arrangements under our Senior Secured Credit Facilities and our Senior Unsecured Notes to extend the maturities of the refinanced debt. See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for additional information. These transactions impacted Net (loss) income attributable to Bausch Health Companies Inc. for the periods presented as follows:

•
Interest Expense in 2018, 2017, 2016, 2015 and 2014 was $1,685 million, $1,840 million, $1,836 million, $1,563 million and $971 million, respectively.  The increase in interest expense over the years 2014 through 2017 is reflective of the additional debt obtained to finance the acquisitions previously discussed and, to a lesser extent, increases in the stated rates of interest for our debt obligations. The decrease in interest expense in the year 2018 as compared to 2017 reflects: (i) lower principal amounts of outstanding debt as during 2017 and 2016 the Company repaid (net of additional borrowings) over $5,800 million of debt and (ii) lower amortization and write-offs of debt discounts and deferred financing costs.

•
Loss on extinguishment of debt in 2018, 2017, 2016, 2015 and 2014 was $119 million, $122 million, $0, $20 million and $130 million, respectively, and was incurred in connection with the repayments and refinancing of our debt obligations.

•	Weighted average stated rate of interest as of December 31, 2018, 2017, 2016, 2015 and 2014 was 6.23%, 6.07%, 5.75%, 5.10% and 5.20%, respectively.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through February 20, 2019 and should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Additional company information, including this Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
Bausch Health Companies Inc. (“we”, “us”, “our” or the “Company”) is a global company whose mission is to improve people’s lives with our health care products. We develop, manufacture and market, primarily in the therapeutic areas of eye-health, gastroenterology ("GI") and dermatology, a broad range of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) over-the-counter (“OTC”) products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices) products.
We generated revenues for 2018, 2017 and 2016, of $8,380 million, $8,724 million and $9,674 million, respectively. Our portfolio of products falls into four operating and reportable segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products.

•
The Bausch + Lomb/International segment consists of: (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products, primarily comprised of Bausch + Lomb products, with a focus on the Vision Care, Surgical, Consumer and Ophthalmology Rx products and (ii) with the exception of sales of Solta products, sales in Canada, Europe, Asia, Australia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products and Bausch + Lomb products.

•	The Salix segment consists of sales in the U.S. of GI products.

•	The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta medical aesthetic devices.

•
The Diversified Products segment consists of sales: (i) in the U.S. of pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) in the U.S. of generic products, (iii) in the U.S. of dentistry products and (iv) of certain other businesses divested during 2017 that were not core to the Company's operations, including the Company's equity interests in Dendreon Pharmaceuticals LLC (“Dendreon”) (June 28, 2017) and Sprout Pharmaceuticals, Inc. (“Sprout”) (December 20, 2017). As a result of the divestitures of Dendreon and Sprout, the Company exited the oncology and women's health businesses, respectively.

For additional discussion of our reportable segments, see the discussion in Item 1 "Business - Segment Information" and Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for further details on these reportable segments.
We have focused our research and development (“R&D”) to advance development programs that we believe will drive growth, while creating efficiencies in our R&D efforts and expenses. These R&D projects include certain products we have dubbed our "Significant Seven", which are products recently launched or expected to launch in the near future pending completion of testing and receipt of approval from the U.S. Food and Drug Administration (the “FDA”). These Significant Seven products are: (i) Bryhali™ (Ortho Dermatologics), (ii) Duobrii™ (provisional name) (Ortho Dermatologics), (iii) Lumify® (Bausch + Lomb), (iv) Relistor® (Salix), (v) SiHy Daily (Bausch + Lomb), (vi) Siliq™ (Ortho Dermatologics) and (vii) Vyzulta® (Bausch + Lomb). As outlined later in this discussion, although revenues associated with our Significant Seven products are currently not material, we believe the prospects for this group are substantial.
Our Transformation
In response to changing business dynamics within our Company, we recognized the need to change our focus in order to build a world-class health care organization.  In 2016, we retained a new executive team which immediately implemented a multi-year plan to stabilize, turnaround and transform the Company. As we continue to work through our plan to build a world-class health care organization, the Company has made changes to its leadership, product focus, infrastructure, geographic footprint and capital structure. We outline some of these changes below.

We also evaluated our corporate name and searched for a name that we believe more accurately represents the full scope of the Company today as we continue to build an innovative company, striving to improve the health of patients globally. Therefore, effective July 13, 2018, the Company changed its corporate name from Valeant Pharmaceuticals International, Inc. to Bausch Health Companies Inc. We believe our new name more accurately represents the Company today and reflects our visions to build a world-class health care organization.
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
Turnaround
Throughout 2017 and 2018, the Company has executed and continues to execute on its commitments to stabilize and turnaround our business. During this time, we believe we: (i) have better defined our core businesses, (ii) made measurable progress in improving our capital structure and (iii) have been aggressively addressing and resolving certain legacy matters to eliminate disruptions to our operations.
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
Once we committed to our core businesses, we began analyzing the strategic alternatives for business units and assets that fall outside our definition of “core”. In order to focus on our objectives, we began divesting businesses and assets, which, in each case, were not aligned with our core business objectives. This not only allowed us to better focus our internal resources on our eye-health, GI and dermatology businesses, but also provided us with significant sources of capital, which we used to reduce our debt and improve our capital structure
As a result of the focus on our core businesses and the divestitures of businesses not aligned with our core business objectives, and reduced sales of products in our Diversified Products segment due to the loss of exclusivity, a greater portion of our revenues are now driven by our core businesses. In 2018, 2017 and 2016, our Bausch + Lomb (eye-health), Salix (GI) and Ortho Dermatologics (dermatology) revenues collectively represented approximately 71%, 67% and 63% of our total revenues, respectively. The increase in this percentage over this period demonstrates our convictions in these businesses.
Begin Redirecting the Allocation of Capital to Drive Growth
The ranking of our business units during 2016 changed our view as to how to allocate capital across our activities. In support of our core activities, our leadership team aggressively reallocated resources to: (i) promote our core businesses, (ii) make strategic investments in our infrastructure and (iii) direct R&D to our eye-health, GI and dermatology businesses to drive growth organically. The outcome of this process allows us to better drive value in our product portfolio and generate operational efficiencies.
Promotion of our Core Businesses - To position the Company to drive the value of our core assets, we made a number of leadership changes and took steps to increase our promotional and sales force efforts, particularly in our GI business.
In support of our GI business, we initiated a significant sales force expansion program in December 2016 to reach potential primary care physician (“PCP”) prescribers of Xifaxan® for irritable bowel syndrome with diarrhea (“IBS-D”) and Relistor® tablets for opioid induced constipation (“OIC”). In the first quarter of 2017, we hired approximately 250 trained and experienced sales force representatives and managers to create, bolster and sustain deep relationships with PCPs. With approximately 70% of IBS-D patients initially presenting symptoms to a PCP, we believe that the dedicated PCP sales force is better positioned to reach more patients in need of IBS-D treatment. In addition, we have expanded our dedicated pain sales representatives to strengthen our position in the OIC market. The investment in these additional sales resources, including an increase in associated promotional costs, was in excess of $50 million during 2017; these investments were essential and strategic as they have allowed us to capitalize on the potential of our Xifaxan® and Relistor® franchises. Revenues from our Xifaxan® and Relistor® franchises increased approximately 22% and 37%, respectively, in 2018 when compared to 2017.
Continued Investment in Emerging Markets - In October 2018, we acquired the 40% minority interests of Medpharma Pharmaceutical and Chemical Industries LLC ("Medpharma") for $18 million, thereby completing the planned acquisition of this joint venture. Medpharma formulates, manufactures and distributes certain branded generic pharmaceuticals and non-patented generic pharmaceuticals for the Company and third parties. In 2014, we entered into the Medpharma joint venture to provide the Company with a presence in the United Arab Emirates ("UAE").  The completion of this acquisition provides us with full control over the business activities of Medpharma and allows us to wholly benefit from the allocation of additional Company resources and the growth, if any, in the UAE and the surrounding region.
Strategic Investments in our Infrastructure - In support of our core businesses, we have and continue to make strategic investments in our infrastructure, the most significant of which are at our Waterford facility in Ireland, our Rochester facility in New York, and our Greenville facility in South Carolina.
To meet the forecasted demand for our Biotrue® ONEday lenses, in July 2017, we placed into service a $175 million multi-year strategic expansion project of the Waterford facility. The emphasis of the expansion project was to: (i) develop new technology to manufacture, automatically inspect and package contact lenses, (ii) bring that technology to full validation and (iii) increase the size of the Waterford facility. As a result of the increased production capacity and in support of our core eye-health business, we added approximately 300 production employees since the project’s inception, bringing total headcount to approximately 1,350 employees, and succeeded in increasing production, which in 2017 was over 30% higher than it was in 2015 at the facility. We continue to invest in this facility, spending approximately $5 million during 2018 and budgeting an additional $16 million through June 2020.
In order to address the expected global demand for our Bausch + Lomb ULTRA® contact lens, in December 2017, we completed a multi-year, $200 million strategic upgrade to our Rochester facility. The upgrade increased production capacity in support of our Bausch + Lomb Ultra® and SiHy Daily AQUALOXTM product lines and better supports the production of other well established contact lenses such as our PureVision®, PureVision®2 (SVS, Toric, and Multifocal), SofLens® 38 and SilSoft®. In connection with the increased production capacity, we added approximately 120 production employees since the project’s inception, bringing total headcount to approximately 1,000 employees, and continue to make investments to enhance our production technologies and capacity at the facility. These enhancements to our production technologies and capacity led, in part, to the validation of SiHy Daily production at the Rochester facility and the successful launch of SiHy Daily AQUALOXTM lenses in Japan in September 2018.
Additionally, in November 2018, we announced strategic expansion projects that will add multiple production lines to our Waterford and Rochester facilities in order to support our strategic investments in eye-health and meet the anticipated global demand for our SiHy Daily contact lenses, one of our Significant Seven products. These expansion projects are expected to be completed in 2022 and increase our combined headcount at these sites by more than 200 employees.
To support the growth of our Biotrue® lens care product lines, in May 2018, we placed into service a new production line in our Bausch + Lomb Greenville, South Carolina manufacturing facility, where we produce a substantial portion of our lens care product lines. The new production line has been validated to produce contact lens solutions for our Biotrue®, Renu® and Sensitive Eyes® brands and replaces one of the facility’s original 1983 production lines that had limitations in product configurations. Planned and in development for more than two years, the new production line cost $25 million, has a capacity ranging between 40 million and 50 million bottles annually and is expected to generate additional sustainable operational efficiencies through 2019.
We believe the investments in our Waterford, Rochester and Greenville facilities and related expansion of labor forces further demonstrates the growth potential we see in our Bausch + Lomb products and our eye-health business.
Direct R&D Investment to our Bausch + Lomb, GI and Dermatology Businesses to Drive Growth - Our R&D organization focuses on the development of products through clinical trials. As of December 31, 2018, approximately 1,200 dedicated R&D and quality assurance employees in 23 R&D facilities were involved in our R&D efforts.
Our R&D expenses for 2018, 2017 and 2016, were $413 million, $361 million and $421 million, respectively, and was approximately 5% as a percentage of revenue for 2018 as opposed to approximately 4% for 2017 and 4% for 2016. As part of our turnaround, we removed projects related to divested businesses and rebalanced our portfolio to better align with our long-term plans and focus on core businesses. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our new strategy. We have over 250 projects in our global pipeline and anticipate submitting approximately 120 of those projects for regulatory approval in 2019 and 2020.

Core assets that have received a significant portion of our R&D investment in current and prior periods are listed below.

•
Dermatology - Duobrii™ (provisional name), under development as Internal Development Project ("IDP") 118, is the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of moderate-to-severe plaque psoriasis in adults.  Halobetasol propionate and tazarotene are each approved to treat plaque psoriasis when used separately, but are limited in duration of use.  Halobetasol propionate may be used for up to two weeks and tazarotene may be limited due to irritation.  Based on existing data from clinical studies, the combination of these ingredients in Duobrii™ (provisional name) with a dual mechanism of action, potentially allows for expanded duration of use, with reduced adverse events.  On June 18, 2018, we announced that we received a Complete Response Letter (“CRL”) from the FDA to our New Drug Application (“NDA”) for Duobrii™ (provisional name). The CRL did not specify any deficiencies related to the clinical efficacy or safety of Duobrii™ (provisional name) and did not identify issues with our Chemistry, Manufacturing and Controls processes. The CRL only noted questions regarding pharmacokinetic data. Working to resolve this matter expeditiously, we met with the FDA to understand the additional data requirements.  We resubmitted our NDA, and on August 29, 2018, we announced that the FDA accepted the application as a Class 2 resubmission, with a Prescription Drug User Fee Act (“PDUFA”) action date of February 15, 2019. On February 15, 2019 we announced that the FDA is still finalizing its review and would be unable to meet the PDUFA action date. We expect a decision from the FDA in the near future.

•
Dermatology - Bryhali™ is a novel product that contains a unique, lower concentration of halobetasol propionate for the treatment of moderate-to-severe psoriasis which is FDA approved for 8 weeks of use. The FDA has previously approved halobetasol propionate to treat plaque psoriasis, but limited in duration of use. We launched Bryhali™ in November 2018.

•
Dermatology - We are planning to expand the indication for Bryhali™ (halobetasol propionate lotion 0.01%) from plaque psoriasis to corticosteroid responsive dermatoses (IDP-133). A Phase 3 study is planned to start in the second half of 2019.

•
Dermatology - IDP-131 is a new chemical entity, KP-470, for the topical treatment of psoriasis.  On February 27, 2018, we announced that we entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. to develop and commercialize the compound. Early proof of concept studies are planned for the first half of 2019. If approved by the FDA, KP-470 could represent a novel drug with an alternative mechanism of action in the topical treatment of psoriasis.

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

•
Bausch + Lomb - SiHy Daily AQUALOXTM is a silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. Product validation was completed in June 2018 and SiHy Daily AQUALOXTM was launched in Japan in September 2018.

•	Dermatology - IDP-126 is an acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene, currently in Phase 2 testing.

•
Bausch + Lomb - Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) is an OTC eye drop developed as an ocular redness reliever. Lumify® was approved by the FDA in December 2017 and launched in May 2018.

•
Gastrointestinal - We have initiated a Phase 2 study for the treatment of overt hepatic encephalopathy with a new formulation of rifaximin, which we acquired as part of our acquisition of Salix Pharmaceuticals, Ltd. in April 2015 (the "Salix Acquisition"). We are also planning to use this same formulation of rifaximin in a Phase 2 study for the treatment of small intestinal bacterial overgrowth or SIBO. That study is scheduled to start in the second half of 2019.

•
Gastrointestinal - We plan to initiate a Phase 3 study for the treatment of postoperative Crohns disease using a novel rifaximin extended release formulation. The study is scheduled to start in the first half of 2019.

•
Gastrointestinal - We plan to initiate a Phase 2 study evaluating Xifaxan® 550mg tablets for the prevention of complications of decompensation cirrhosis. The study is scheduled to start in the first half of 2019.

•
Dermatology - On August 23, 2018, the FDA approved Altreno™ (tretinoin 0.05%) lotion, indicated for the topical treatment of acne vulgaris in patients 9 years of age and older. Altreno™ is the first tretinoin formulation in a lotion, approved for patients 9 years of age and older. We launched Altreno™ in the U.S. in October 2018.

•	Dermatology - IDP-120 is an acne product with a fixed combination of mutually incompatible ingredients; benzoyl peroxide and tretinoin. Phase 3 clinical studies are ongoing.

•
Dermatology - IDP-123 is an acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while maintaining efficacy. We have completed Phase 3 testing and plan to file an NDA with the FDA in the first half of 2019.

•	Dermatology - IDP-124 is a topical lotion product designed to treat moderate to severe atopic dermatitis, with pimecrolimus, currently in Phase 3 testing.

•
Dermatology - IDP-135 is a topical retinoid product in development. We are seeking guidance from the FDA to develop this product for OTC use for the treatment of acne. The guidance meeting is targeted for the first half of 2019.

•
Gastrointestinal - On September 11, 2018, we announced the launch of Plenvu® in the U.S.  We license Plenvu® from Norgine B.V. Plenvu® is a novel, lower-volume polyethylene glycol-based bowel preparation developed to help provide complete bowel cleansing, with an additional focus on the ascending colon.

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

•
Bausch + Lomb - Vitesse® is a hypersonic vitrectomy system for the removal of the vitreous humor gel that fills the eye cavity to provide better access to the retina and allows for a variety of repairs, including the removal of scar tissue, laser repair of retinal detachments and treatment of macular holes. Available exclusively on the Stellaris EliteTM system, Vitesse® liquefies tissue in a highly-localized zone at the edge of the port to increase the level of surgical control and precision to vitrectomies. We launched this product on a limited basis in October 2017.

•
Dermatology - Next Generation Thermage FLX® is a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. On September 22, 2017, we received 510(k) clearance from the FDA and launched this product in the United States. During 2018, Next Generation Thermage FLX® was launched in Hong Kong, Japan, Korea, China, Thailand, Vietnam, and Australia as part of our Solta medical aesthetic devices portfolio.

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

•
Bausch + Lomb - We are developing a new Ophthalmic Viscosurgical Device product, with a formulation to protect corneal endothelium during phacoemulsification process during a cataract surgery and to help chamber maintenance and lubrication during interocular lens delivery. In April 2018, we initiated an investigative device exemption (“IDE”) study for this product and completed enrollment in December 2018.

•
Dermatology - Traser™ is an energy-based platform device with significant versatility and power capabilities to address various dermatological conditions, including vascular and pigmented lesions. We are planning to launch this product in the second half of 2022 as part of our Solta business.

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

•	Bausch + Lomb - enVista® Trifocal intraocular lens is an innovative lens design, for which we have initiated an IDE study for this product in May 2018.

•	Bausch + Lomb - enVista® Toric intraocular lens received FDA approval in June 2018 and was launched in July 2018.

•	Bausch + Lomb - We are developing a preloaded intraocular lens injector platform for enVista interocular lens. The Premarket Approval application was submitted to the FDA in July 2018.

•
Bausch + Lomb - An ULTRA® Multifocal for Astigmatism lens combining the benefits of our ULTRA® for Presbyopia design with our ULTRA® for Astigmatism OpticAlign™ design engineered for lens stability for presbyopic/astigmatic patients. We received FDA approval for this product in November 2018.

•
Bausch + Lomb - Renu® Advanced Multi-Purpose Solution (“MPS”) contains a triple disinfectant system that kills 99.9% of germs, and has a dual surfactant system that provides up to 20 hours of moisture. Renu Advanced MPS is FDA cleared with indications for use to condition, clean, remove protein, disinfectant, rinse and store soft contact lenses including those composed of silicone hydrogels. Renu Advanced MPS has gained global regulatory approvals in Korea, India, Mexico, Indonesia, Malaysia and Singapore.

•
Bausch + Lomb - Custom soft contact lens (Ultra buttons) is a latheable silicone hydrogel button for custom soft specialty lenses including; Sphere, Toric, Multifocal, Toric Multifocal and irregular corneas. FDA approval is expected in May 2020.

•
Bausch + Lomb - Zen™ Multifocal Scleral Lens for presbyopia exclusively available with Zenlens™ and Zen™ RC scleral lenses and will allow eye care professionals to fit presbyopic patients with irregular and regular corneas and those with ocular surface disease, such as dry eye. The Zen™ multifocal Scleral Lens incorporates decentered optics, enabling the near power to be positioned over the visual axis. This product was launched during the first quarter of 2019.

•
Bausch + Lomb - Tangible® Hydra-PEG® is a high-water polymer coating that is bonded to the surface of a contact lens and designed to address contact lens discomfort and dry eye. Tangible® Hydra-PEG® coating technology in combination with our Boston® materials and Zenlens™ family of scleral lenses will help eye care professionals provide a better lens wearing experience for their patients with challenging vision needs.  We plan to launch this product during the first quarter of 2019.

Improve Capital Structure
We have made measurable progress in improving our capital structure by: (i) reducing our debt through repayments and (ii) extending the maturities of debt through refinancing. Using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management, we repaid (net of additional borrowings) over $6,800 million of long-term debt since the beginning of 2016, in the aggregate.
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

Debt Repayments - During 2017 and 2016, we repaid (net of additional borrowings) over $5,800 million of long-term debt using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management. During 2018, we repaid: (i) $206 million of our Series F Tranche B Term Loan Facility, (ii) $200 million of our 5.625% Senior Unsecured Notes due 2021 (the “December 2021 Unsecured Notes”), (iii) $171 million of our June 2025 Term Loan B Facility (as defined below), (iv) $125 million of our 7.50% Senior Unsecured Notes due 2021 (the "July 2021 Unsecured Notes"), (v) $104 million of our 6.375% October 2020 Unsecured Notes (the “6.375% October 2020 Unsecured Notes”), (vi) the remaining $71 million of outstanding principal amount of our 7.00% Senior Unsecured Notes Due 2020, (vii) $19 million of our November 2025 Term Loan B Facility (as defined below) and (viii) $175 million (net of additional borrowings) of amounts outstanding under our revolving credit facilities. These repayments during 2018 were funded with cash on hand and reduced our outstanding debt obligations by more than $1,000 million.
2017 Transactions - In March, October, November and December of 2017, we accessed the credit markets and completed a series of transactions, whereby we extended over $9,500 million in aggregate maturities of certain debt obligations due to mature in April 2018 through April 2022, out to March 2022 through December 2025. As part of these transactions we also extended commitments under our revolving credit facility, originally set to expire in April 2018, out to April 2020. The impacts of these transactions were discussed in prior filings and are fully disclosed in Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements.
2018 Refinancing Transactions - In March, June and November 2018, we accessed the credit markets and completed a series of transactions, whereby we extended approximately $8,300 million in aggregate maturities of certain debt obligations due to mature in March 2020 through July 2022, out to June 2025 through January 2027.  As part of these transactions we obtained less stringent loan financial maintenance covenants under our Senior Secured Credit Facilities and extended the availability of our revolving credit facility by more than three years by replacing our previously existing revolving credit facility due in April 2020 with a revolving credit facility of $1,225 million due in June 2023 (the “2023 Revolving Credit Facility”). These transactions in 2018 were as follows:
On March 26, 2018, Bausch Health Americas, Inc. (“BHA”) (formerly Valeant Pharmaceuticals International) issued $1,500 million aggregate principal amount of 9.25% Senior Unsecured Notes due April 2026 (the “April 2026 Unsecured Notes”) in a private placement, the net proceeds of which, along with cash on hand, were used to repurchase $1,500 million in aggregate principal amount of unsecured notes which consisted of: (i) $1,017 million of our 5.375% Senior Unsecured Notes due March 2020 (the “March 2020 Unsecured Notes”), (ii) $411 million of our 6.375% October 2020 Unsecured Notes and (iii) $72 million of our 6.75% Senior Unsecured Notes due 2021 (the "August 2021 Unsecured Notes") (collectively, the “March 2018 Refinancing Transactions”). All fees and expenses associated with these transactions were paid with cash on hand.
On June 1, 2018, the Company entered into a Restatement Agreement in respect of a Fourth Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”). The Restated Credit Agreement amended and restated in full the Third Amended Credit Agreement (as defined below). The Restated Credit Agreement: (i) replaced our revolving credit facility of $1,250 million due in April 2020 with the 2023 Revolving Credit Facility of $1,225 million and (ii) replaced the Series F Tranche B Term Loan Facility principal amount outstanding of $3,315 million with the seven year Tranche B Term Loan Facility of $4,565 million (the “June 2025 Term Loan B Facility”) borrowed by BHA.
In June 2018, using the net proceeds from the June 2025 Term Loan B Facility, the net proceeds from the issuance of $750 million in aggregate principal amount of 8.50% Senior Unsecured Notes due January 2027 (the “January 2027 Unsecured Notes”) by BHA and cash on hand, the Company prepaid the remaining outstanding principal amounts of: (i) $691 million of the March 2020 Unsecured Notes, (ii) $578 million of the August 2021 Unsecured Notes, (iii) $550 million of the 7.25% Senior Unsecured Notes due July 2022 (the “July 2022 Unsecured Notes”) and (iv) $146 million of the 6.375% October 2020 Unsecured Notes (collectively, the 6.375% October 2020 Unsecured Notes, March 2020 Unsecured Notes, August 2021 Unsecured Notes and July 2022 Unsecured Notes, being the “June 2018 Unsecured Refinanced Debt”).
On November 27, 2018, the Company entered into the First Incremental Amendment to the Restated Credit Agreement which provided an additional seven year Tranche B Term Loan Facility of $1,500 million (the "November 2025 Term Loan B Facility"). The net proceeds and cash on hand were used to repurchase $1,483 million in aggregate principal amount of the July 2021 Unsecured Notes in a tender offer. On December 27, 2018, the Company redeemed the remaining outstanding principal amount of $17 million of the July 2021 Unsecured Notes using cash on hand.

As a result of prepayments and a series of refinancing transactions during 2018, we have extended the maturities of a substantial portion of our long-term debt, providing us with additional liquidity and greater flexibility to execute our business plans. The table below summarizes our debt portfolio as of December 31, 2018 and 2017.

		2018		2017
(in millions)	Maturity	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Senior Secured Credit Facilities:
Revolving Credit Facilities	June 2023	$75	$75	$250	$250
Series F Tranche B Term Loan Facility	April 2022	—	—	3,521	3,420
June 2025 Term Loan B Facility	June 2025	4,394	4,269	—	—
November 2025 Term Loan B Facility	November 2025	1,481	1,456	—	—
Senior Secured Notes:
6.50% Secured Notes	March 2022	1,250	1,239	1,250	1,235
7.00% Secured Notes	March 2024	2,000	1,979	2,000	1,975
5.50% Secured Notes	November 2025	1,750	1,730	1,750	1,729
Senior Unsecured Notes:
5.375%	March 2020	—	—	1,708	1,699
7.00%	October 2020	—	—	71	71
6.375%	October 2020	—	—	661	656
7.50%	July 2021	—	—	1,625	1,615
6.75%	August 2021	—	—	650	648
5.625%	December 2021	700	697	900	896
7.25%	July 2022	—	—	550	545
9.25%	April 2026	1,500	1,482	—	—
8.50%	January 2027	750	738	—	—
All other Senior Unsecured Notes	March 2023 through December 2025	10,720	10,628	10,801	10,690
Other	Various	12	12	15	15
Total long-term debt and other		$24,632	$24,305	$25,752	$25,444
The weighted average stated interest rate of the Company's outstanding debt as of December 31, 2018 and 2017 was 6.23% and 6.07%, respectively.
The aforementioned repayments and refinancings have also had an impact on our cash requirements for principal debt repayment over the next five years. The scheduled principal repayments of our debt obligations as of December 31, 2018 as compared with December 31, 2017 were as follows:

(in millions)	December 31, 2018	December 31, 2017
2018	$—	$209
2019	228	—
2020	303	2,690
2021	1,003	3,175
2022	1,553	5,115
2023	6,348	6,051
Thereafter	15,197	8,512
	$24,632	$25,752
See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details and “Management's Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt” for additional discussion of these matters. Cash requirements for future debt repayments including interest can be found in “Management's Discussion and Analysis - Off-Balance Sheet Arrangements and Contractual Obligations.”

Address Legacy Legal Matters
The Company was burdened with addressing certain ongoing legal matters, some of which were inherited as part of the acquisitions we completed in 2015 and prior. In order to better focus on our core activities and simplify our operations, we have been vigorously addressing many of these matters, and, during 2018, we achieved dismissals and other positive outcomes in approximately 70 litigations, disputes and investigations, as we continue to actively address others.  This included: (i) a win in the Cosmo (Uceris®) arbitration, (ii) a partial win in the Relistor® (injectable) ANDA case on validity in the Company's favor protecting the product to at least April 2024, (iii) a settlement resolving the Solodyn® antitrust litigations, (iv) a settlement with the California Department of Insurance to resolve the matter relating to our terminated relationship with Philidor, (v) a settlement on the Mimetogen litigation, (vi) a settlement in the Allergan litigation, (vii) a settlement in the Xifaxan® patent litigation, (viii) a settlement with the SEC relating to the Salix investigation of 2014 with no monetary penalty against the Company or Salix Ltd. and (ix) a settlement in the Arbitration with Alfasigma S.p.A.
The significant matters are discussed in detail in Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements and include:
Uceris® Arbitration - Beginning in December 2016, we were involved in an arbitration respecting our Uceris® extended release tablets, which had been commenced by Cosmo Technologies Ltd. and Cosmo Technologies III Ltd. (collectively, “Cosmo”), the licensor of certain intellectual property rights in, and supplier of, that Uceris® product. In the arbitration, Cosmo alleged breach of contract with respect to certain terms of the license agreement and sought a declaration that both the license agreement and a supply agreement had been terminated. On April 12, 2018, the Arbitral Tribunal issued a ruling rejecting Cosmo's claims; accordingly, both the license agreement and supply agreement remain in effect. Additionally, the Arbitral Tribunal ordered Cosmo to pay the entirety of the Company's legal costs of approximately $3 million, which Cosmo has paid. The parties subsequently informed the Tribunal and the International Chamber of Commerce ("ICC") that the remaining issues in the arbitration have been resolved, and, accordingly, the case has been dismissed.
Solodyn® Antitrust Class Actions - Beginning in July 2013, we were named as co-defendants in a number of civil antitrust class action suits alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by our subsidiary, Medicis Pharmaceutical Corporation, under the brand name Solodyn®. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys’ fees. In February 2018, we agreed to resolve the class action litigation with the End-Payor and Direct Purchaser classes for an amount of $58 million and have resolved related litigation with opt-out retailers for additional consideration. On July 18, 2018, the Court granted approval of these settlements with the End-Payor and Direct Purchaser classes. All amounts in settlement of these matters were paid during the first quarter of 2018.
Investigation by the California Department of Insurance - On or about September 16, 2016, the Company received an investigative subpoena from the California Department of Insurance. The materials requested include documents concerning the Company’s former relationship with Philidor and certain California-based pharmacies, the marketing and distribution of its products in California, the billing of insurers for its products being used by California residents, and other matters. On May 1, 2018, the Company and the California Department of Insurance signed an agreement to resolve this investigation, with the Company making a payment to the California Department of Insurance in the amount of approximately $2 million, with no admission of facts or liability by the Company.
Allergan Litigation - On December 28, 2017, all parties agreed to settle the Allergan shareholder class actions for a total of $290 million. The complaints had asserted violations of Section 14(e) of the Exchange Act and rules promulgated by the SEC thereunder and Section 20A of the Exchange Act by the Company and the other defendants, as well as violations of Section 20(a) of the Exchange Act by certain defendants, and had sought, among other relief, money damages, equitable relief, and attorneys’ fees and costs. The settlement was approved by the Court in a hearing held June 12, 2018. Under the terms of the settlement, the Company is responsible for paying $96 million, or 33% of the settlement amount. We made this payment in January 2018. We are pursuing recovery of the settlement amount and the costs of defense under our insurance policies, although recovery is not assured.
Xifaxan® Patent Litigation - The Company initiated litigation alleging infringement by Actavis Laboratories FL, Inc. (“Actavis”) which filed an ANDA for a generic version of the Company’s Xifaxan® (rifaximin) 550 mg tablets. In February 2016, the Company received a Notice of Paragraph IV Certification Actavis, in which Actavis asserted that certain U.S. patents, owned or licensed by certain subsidiaries of the Company for Xifaxan® 550 mg tablets, were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of Actavis’ generic version of Xifaxan® (rifaximin) 550 mg tablets, for which it filed an ANDA. On March 23, 2016, the Company initiated litigation against Actavis which alleged infringement by Actavis of one or more claims of each of the Xifaxan® patents.

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
Arbitration with Alfasigma S.p.A. (“Alfasigma”) - In July 2016, Alfasigma commenced arbitration against the Company and its subsidiary, Salix Inc., pursuant to which Alfasigma made certain allegations respecting a development project for a formulation of the rifaximin compound that was being conducted under the terms of the Amended and Restated License Agreement between Alfasigma and Salix Inc. On October 25, 2018, Alfasigma, the Company and Salix Inc. entered into a settlement agreement, pursuant to which the parties released each other from all of the claims raised in the arbitration. In connection with the settlement, the parties requested a dismissal of the arbitration on a with prejudice basis, which the ICC has granted.
Address Regulatory Matters
In the normal course of business, our products, devices and facilities are the subject of ongoing oversight and review, by regulatory and governmental agencies, including general, for cause and pre-approval inspections by the FDA.  In 2016, FDA inspections of our Rochester, New York and Tampa, Florida facilities resulted in observations that we needed to address as we disclosed in previous filings.  As we disclosed in previous filings, in 2017, we resolved these matters with the FDA. Following the resolution of these matters and the completion of U.S. FDA inspections of our other facilities going back to February 2017, all of our facilities were in good compliance standing with the FDA.
In August 2018, the FDA conducted its annual inspection of the Tampa Florida facility.  The FDA inspection resulted in an Official Action Indicated (“OAI”) of the Goods Manufacturing Practices (“GMP”) of our Tampa Florida facility. The findings of this inspection does not impact our ability to manufacture and deliver products to the U.S. and approved foreign markets.  Following the inspection, we provided the FDA with a comprehensive response which was accepted by the FDA.  On December 17, 2018 we met with the FDA at which time the FDA pledged to work with us to expedite the reversal of the OAI status to Voluntary Action Indicated (“VAI”) status or better. The FDA completed the verification of actions promised in our responses during a re-inspection of the Tampa Florida facility during the period January 22, 2019 through January 30, 2019.  The inspection was closed successfully without any observation.  We expect the FDA to revert the OAI compliance status of the Tampa Florida facility to VAI or better imminently.
As of the date of this filing, with the exception of the Tampa Florida facility, all of our facilities are rated as either No Action Indicated (or NAI, where there was no Form 483 observation) or VAI (where there was a Form 483 with one or more observations). In the case of the VAI inspection outcome, the FDA has accepted our responses to the issues cited in the Form 483, which will be verified when the agency makes its next inspection of those specific facilities. (A Form 483 is issued at the end of each inspection when FDA investigators have observed any condition that in their judgment may constitute violations of CGMP.)
Patient Access and Pricing Committee and New Pricing Actions
Improving patient access to our products, as well as making them more affordable, is an important element of our turnaround. In May 2016, we formed the Patient Access and Pricing Committee responsible for setting, changing and monitoring the pricing of our branded products to ensure launch prices and price changes are assessed and implemented across channels with a focus on patient accessibility and affordability while maintaining profitability. Since that time, the Patient Access and Pricing Committee has been committed to limiting the average annual price increase for our branded prescription pharmaceutical products to no greater than single digits and reaffirmed this commitment for 2019. We expect that the Patient Access and Pricing Committee will continue to implement or recommend additional price changes and/or new programs in line with this commitment to enhance patient access to our drugs. These pricing changes and programs could affect the average realized pricing for our products and may have a significant impact on our revenue trends.

Walgreens Fulfillment Arrangements
In the beginning of 2016, we launched a brand fulfillment arrangement with Walgreen Co. ("Walgreens") and extended these programs to additional participating independent retail pharmacies. Under the terms of the brand fulfillment arrangement, we made available certain of our products to eligible patients through a patient access and co-pay program available at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. The program under this 20-year agreement initially covers certain of our dermatology products, including Jublia®, Luzu®, Solodyn®, Retin-A Micro® Gel 0.08% and 0.06%, Onexton® and Acanya® Gel, certain of our ophthalmology products, including Vyzulta®, Besivance®, Lotemax®, Alrex®, Prolensa®, Bepreve® and Zylet®. The Company continues to explore options to modify the Walgreens arrangement to improve the distribution and sales of our products.
Transform
With our business objectives now set and our leadership team in place, we have begun to move toward our transformation.
Increase the Focus of our Pipeline
We are constantly challenged by the dynamics of our industry to innovate and bring new products to market. Now that we have divested certain businesses where we saw limited growth opportunities, we can be more aggressive in redirecting our R&D spend and other corporate investments narrowly focused to innovate within our core businesses where we believe we can be most profitable and where we aim to be an industry leader.
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
During 2018, we launched and/or relaunched innovative products, across multiple countries that contributed to organic growth in most of our core businesses and we currently have over 250 R&D projects in our global pipeline. These products and R&D projects include the products we have dubbed our "Significant Seven", which were products recently launched or which we expect to launch pending completion of testing and receipt of approval from the FDA. These Significant Seven products are: (i) Bryhali™ (Ortho Dermatologics), (ii) Duobrii™ (provisional name) (Ortho Dermatologics), (iii) Lumify® (Bausch + Lomb), (iv) Relistor® (Salix), (v) SiHy Daily (Bausch + Lomb), (vi) Siliq™ (Ortho Dermatologics) and (vii) Vyzulta® (Bausch + Lomb). Descriptions of these products and relevant launch dates and/or stages of testing were previously discussed. Revenues for our Significant Seven were greater than $150 million and approximately $75 million in 2018 and 2017, respectively; however, we believe the prospects for this group of products to be substantial and anticipate devoting significant marketing efforts toward their promotion. We believe that the strength of these launches and the impact of these products on their respective markets will demonstrate the effectiveness of our pipeline and R&D strategies and inspire further innovation in our businesses.
Leveraging our Salix Brands
As previously discussed, in December 2016, we initiated a significant GI sales force expansion program in support of our Xifaxan® for IBS-D and Relistor® tablets for OIC products. This initiative provided us with positive results, as we experienced consistent growth in demand for these products throughout the balance of 2017 and 2018. Revenues from our Xifaxan® and Relistor® franchises increased approximately 22% and 37%, respectively, in 2018 when compared to 2017. These results encouraged us to seek out ways to bring out further value through leveraging our existing sales force and in the second half of 2018, we identified certain opportunities.
Because we strongly believe in our Xifaxan® and Relistor® business models, we have taken initiatives to further capitalize on the value of the infrastructure we have built around these products. For instance, in order to continue to generate growth, we continue to directly invest in next generation formulations of Xifaxan® and rifaximin, the principal semi-synthetic antibiotic used in our Xifaxan® product. In addition to one R&D program in process, we have three other R&D programs planned to start in 2019 for next generation formulations of Xifaxan® and rifaximin which address new indications.

In addition to driving organic growth through internal R&D development opportunities, we strive to access other products outside our existing Salix business that allow us to leverage our existing GI sales force, supply channel and distribution channel to bring about growth through co-promotion and acquisition. For instance, in the second half of 2018, we entered into agreements with Dova Pharmaceuticals, Inc. to co-promote Doptelet®, a new treatment of thrombocytopenia in adult patients with chronic liver disease, and with US WorldMeds, LLC to co-promote Lucemyra™, a non-opioid medication for the mitigation of withdrawal symptoms to facilitate abrupt discontinuation of opioids. We are also pursuing the acquisition of Synergy Pharmaceuticals Inc. (“Synergy”) as the “stalking horse” bidder in a bankruptcy court supervised auction and sale process expected to be completed in March 2019. If successful, we will acquire certain assets of Synergy, including its worldwide rights to the Trulance® (plecanatide) product, a once-daily tablet for adults with chronic idiopathic constipation and irritable bowel syndrome with constipation. We believe that these co-promotion and acquisition opportunities will be accretive to our business by providing us access to products that are a natural pairing to either our Xifaxan® or Relistor® businesses, allowing us to effectively leverage our existing infrastructure and generate growth.
Refocus the Ortho Dermatologics Business
In support of our Ortho Dermatologics business and the opportunities we see for growth in this business, we continue to allocate resources and make additional investments in this business to recruit and retain talent and focus on our core dermatology portfolio of products.
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
Investment in Core Dermatology Portfolio - We have made significant investments to build out our psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities, with a focus on topical gel and lotion products over injectable biologics. We continue to support and develop injectable biologics; however, we believe some patients prefer topical products as an alternative delivery method to injectable biologics. Further, as topical products can, in many cases, defer the use of injectable biologics and need not be administered by a certified biologic physician, a topical product is usually more cost-effective and better supported by managed care payors over its alternative injectable biologic product. Therefore, we believe topical products represent significant innovation for physicians, payors and patients, and as the preferred choice of treatment, have the potential to drive greater volumes, generate better margins and will ultimately be a key contributing factor of our Ortho Dermatologics business.
Psoriasis - As the number of reported cases of psoriasis in the U.S. has increased, we believe there is a need to make further investments in this market in order to maximize our opportunity and supplement our current psoriasis product portfolio. We have filed NDAs for several new topical psoriasis products, including Bryhali™ (launched November 2018) and DuobriiTM (provisional name), which we expect to launch in the near term pending FDA approval. On June 18, 2018, we announced that we received a CRL from the FDA to our NDA for DuobriiTM (provisional name). The CRL did not specify any deficiencies related to the clinical efficacy or safety of DuobriiTM (provisional name) and did not identify issues with our Chemistry, Manufacturing and Controls processes. The CRL only noted questions regarding pharmacokinetic data. Working to resolve this matter expeditiously, we met with the FDA to understand the additional data requirements.  We resubmitted our NDA, and on August 29, 2018, we announced that the FDA accepted the application as a Class 2 resubmission, with a PDUFA action date of February 15, 2019. On February 15, 2019 we announced that the FDA is still finalizing its review and would be unable to meet the PDUFA action date. We expect a decision from the FDA in the near future. We expect that Bryhali™ and DuobriiTM (provisional name), if approved by the FDA, will line up well with our existing topical portfolio of psoriasis treatments and, supplemented by our injectable biologic products such as SiliqTM launched in July 2017, will provide a diverse choice of psoriasis treatments to doctors and patients. In addition, on February 27, 2018, we announced that we entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. to develop and commercialize products containing a new chemical entity, KP-470, for the topical treatment of psoriasis.  Early proof of concept studies are now planned for the first half of 2019. If approved by the FDA, KP-470 could represent a novel drug with an alternative mechanism of action in the topical treatment of psoriasis.

Acne - In support of our established acne product portfolio, we have been developing several products, which includes Retin-A Micro® 0.06% (launched in January 2018) and other products in various stages of development, such as AltrenoTM, the first lotion (rather than a gel or cream) product containing tretinoin for the treatment of acne. The FDA has approved AltrenoTM in August 2018 and AltrenoTM was launched in the United States in October 2018. In addition to Retin-A Micro® 0.06% and AltrenoTM, we have three other unique acne projects in earlier stages of development that, if approved by the FDA, we believe will further innovate and advance the treatment of acne.
Bolstered by the new product opportunities we are creating in our psoriasis and acne product lines, our experienced dermatology sales leadership team and our increased sales force, we believe we have set the groundwork for the potential to achieve growth in our Ortho Dermatologics business over the next five years.
Continue to Manage Our Capital Structure
As previously outlined, we completed a series of transactions that reduced our debt levels and improved our capital structure. As a result of prepayments and a series of refinancing transactions during 2017 and 2018, we have extended the maturities of a substantial portion of our long-term debt beyond 2023, providing us with additional liquidity and greater flexibility to execute our business plans. Our reduced debt levels and improved debt portfolio will translate to lower repayments of principal over the next five years, which, in turn, will permit more cash flows to be directed toward developing our core assets and repay additional debt amounts. In addition, as a result of the changes in our debt portfolio, approximately 76% of our debt is fixed rate debt as of December 31, 2018, as compared to approximately 65% as of January 1, 2017.
We continue to monitor our capital structure and to evaluate other opportunities to simplify our business and improve our capital structure giving us the ability to better focus on our core businesses. While we anticipate focusing any future divestiture activities on non-core assets, consistent with our duties to our shareholders and other stakeholders, we will consider dispositions in core areas that we believe represent attractive opportunities for the Company. Also, the Company regularly evaluates market conditions, its liquidity profile and various financing alternatives for opportunities to enhance its capital structure. If the Company determines that conditions are favorable, the Company may refinance or repurchase existing debt or issue additional debt, equity or equity-linked securities.
Managing Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity in 2019 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2019 or in later years. Following a loss of exclusivity of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the loss of exclusivity or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic of such product (either ourselves or through a third party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material.
A number of our products already face generic competition. Prior to and during 2018, in the U.S., these products include, among others, Ammonul®, Benzaclin®, Bupap®, Edecrin®, Elidel®, Glumetza®, Istalol®, Isuprel®, Locoid® Lotion, Mephyton®, Nitropress®, Syprine®, Virazole®, Uceris® Tablet, Wellbutrin XL®, Xenazine® and Zegerid®. In Canada, these products include, among others, Glumetza®, Sublinox® and Wellbutrin® XL.
Based on current patent expiration dates, settlement agreements and/or competitive information, we believe our key products facing potential loss of exclusivity and/or generic competition in the U.S. during the years 2019 through 2023 include, but are not limited to, Apriso®, Clindagel®, Cuprimine®, Lotemax® Gel, Lotemax® Suspension, Migranal®, Noritate®, Onexton®, PreserVision®, Prolensa®, Targretin® Gel, Xerese®, Zovirax® cream and certain other products subject to settlement agreements.  Aggregate revenues from key products that we believe will face potential loss of exclusivity and/or generic competition in the U.S. during: (i) 2019 represented 8% and 8%; (ii) 2020 represented 2% and 2%; (iii) 2021 represented 4% and 4%; (iv) 2022 represented less than 1% and 1%; and (v) 2023 represented 2% and 2% of our U.S., Mexico and Puerto Rico revenues for 2018 and 2017, respectively. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches.

In addition, for a number of our products (including Apriso®, Uceris®, Relistor® and Jublia® in the U.S. and Glumetza® in Canada), we have commenced (or anticipate commencing) infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.

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
Generic Competition to Uceris® - In July 2018, a generic competitor launched a product which will directly compete with our Uceris® Tablet product.  The ultimate impact of this generic competitor on our future revenues cannot be predicted; however, Uceris® Tablet revenues for the six months ended June 30, 2018 were approximately $70 million and for the full years 2018, 2017 and 2016 were approximately $84 million, $134 million and $156 million, respectively. As disclosed in our prior filings, the Company initiated various infringement proceedings against this and other generic competitors. The Company continues to believe that its Uceris® Tablet-related patents are enforceable and is proceeding in the ongoing litigation between the Company and the generic competitor; however, the ultimate outcome of the matter is not predictable.
Generic Competition to Jublia® - On June 6, 2018, the U.S. Patent and Trial Appeal Board completed its inter partes review for an Orange Book-listed patent covering Jublia® and issued a written determination invalidating such patent.  Although the Company is not aware of any imminent launches of a generic competitor to Jublia®, the ultimate impact of this decision on our future revenues cannot be predicted.  Jublia® revenues for the nine months ended September 30, 2018 were approximately $62 million and for the full years 2018, 2017 and 2016 were approximately $89 million, $96 million and $140 million, respectively.  The Company continues to believe that the Jublia®-related patent is valid and enforceable and, on August 7, 2018, an appeal of this decision was filed. The ultimate outcome of this matter is not predictable. Jublia® continues to be covered by seven remaining Orange Book-listed patents owned by the Company, which expire in the years 2028 through 2034. In August and September 2018, we received notices of the filing of a number of ANDAs with paragraph IV certification, and have timely filed patent infringement suits against these ANDA filers.
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
We believe that we have a well-established product portfolio that is diversified within our core businesses. We also believe that we have a robust pipeline that not only provides for the next generation of our existing products, but also brings new solutions into the market. Revenues for our Significant Seven were greater than $150 million and approximately $75 million in 2018 and 2017, respectively, as several of these products have only recently been launched and others are yet to be launched. However, we believe the potential revenues for our Significant Seven to be substantial.
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
For 2018, 2017 and 2016, we incurred costs of $36 million, $48 million and $36 million, respectively, related to the annual fee assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). For 2018, 2017 and 2016, we also incurred costs of $90 million, $106 million and $128 million, respectively, on Medicare Part D utilization incurred by beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).
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
The financial impact of the ACA will be affected by certain additional developments over the next few years, including pending implementation guidance and certain health care reform proposals. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Also, it is possible, as discussed further below, that under the current administration, legislation will be passed by Congress repealing the ACA in whole or in part. Adoption of legislation at the federal or state level could materially affect demand for, or pricing of, our products.
In 2018, we faced uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. However, we believe there is low likelihood of repeal of the ACA, given the recent failure of the Senate’s multiple attempts to repeal various combinations of ACA provisions. There is no assurance that any replacement or administrative modifications of the ACA will not adversely affect our business and financial results, particularly if the replacing legislation reduces incentives for employer-sponsored insurance coverage, and we cannot predict how future federal or state legislative or administrative changes relating to the reform will affect our business.
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
U.S. Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law which includes a number of changes to existing U.S. tax laws, most notably a reduction in the U.S. corporate federal statutory tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Tax Act also implemented a modified territorial tax system that includes a one-time transition tax on the accumulated previously untaxed earnings of foreign subsidiaries (the “Transition Toll Tax”) equal to

15.5% (reinvested in liquid assets) or 8% (reinvested in non-liquid assets). At the taxpayer's election, the Transition Toll Tax can be paid over an eight-year period without interest, beginning in 2018. The Company has elected to use a portion of its U.S. NOLs to offset the transition toll tax.
The Tax Act also included two new U.S. tax base erosion provisions: (i) the base-erosion and anti-abuse tax (“BEAT”) and (ii) the global intangible low-taxed income (“GILTI”). BEAT provides a minimum tax on U.S. tax deductible payments made to related foreign parties after December 31, 2017. GILTI requires a U.S. entity to include in its U.S. taxable income the earnings of certain foreign subsidiaries in excess of an allowable return on each foreign subsidiary’s depreciable tangible assets. Accounting guidance provides that the impacts of this provision can be included in the consolidated financial statements either by recording the impacts in the period in which GILTI has been incurred or by adjusting deferred tax assets or liabilities in the period of enactment related to basis differences expected to reverse as a result of the GILTI provisions in future years. The Company has elected to provide for the GILTI tax in the period in which it is incurred and, therefore, the 2017 benefit for income taxes did not include a provision for GILTI. Further, as the BEAT tax is a period cost and was not in effect until after December 31, 2017, there was no provision required in 2017.
As part of the Tax Act, the Company’s U.S. interest expense is subject to limitation rules which limit U.S. interest expense to 30% of adjusted taxable income, defined similar to EBITDA through 2021 and EBIT thereafter. Disallowed interest can be carried forward indefinitely and any unused interest deduction assessed for recoverability. The Company considered such provisions in the 2018 annual estimated effective rate assessment and expects to fully utilize any interest carry forwards in future periods.
In December 2017, the SEC issued guidance in situations where the accounting for certain elements of the Tax Act could not be completed prior to the release of an entity's financial statements. At the time of releasing our financial statements for the year ended December 31, 2017, the Tax Act was only recently passed and full guidance associated with its impacts was not yet provided from the relevant state and federal jurisdictions. As such, and as provided by the guidance issued by the SEC, we used all available information at that time to form appropriate accounting estimates for certain elements of the Tax Act, but we did not make any estimates for other elements of the Tax Act as to which further guidance was necessary in order for us to estimate the impact of those elements.
During the fourth quarter of 2018, the Company completed its full assessment and finalized its Benefit from income taxes for the year 2017, including the Transition Toll Tax, in accordance with guidance issued by accounting regulatory bodies, the U.S. Internal Revenue Service and state and local governments. As part of its full assessment, the Company assessed the impact of the Tax Act on its tax filings for the year 2017 which were completed during the fourth quarter of 2018. Differences between the provisional net income tax benefit provided in 2017 attributable to the Tax Act and the net income tax benefit as finalized were included in our Benefit from income taxes for the year ended December 31, 2018 and were not material to our Net loss for the year ended December 31, 2018 and any of its interim periods. At this time management is unable to estimate the impact, if any, of any future regulations.
We have provided for income taxes, including the impacts of the Tax Act, in accordance with guidance issued by accounting regulatory bodies, the U.S. Internal Revenue Service and state and local governments through the date of this filing. Additional guidance and interpretations can be expected and such guidance, if any, could impact our future results. While management continues to monitor these matters, the ultimate impact, if any, as a result of the application of any guidance issued in the future cannot be determined at this time.
See Note 2, "SIGNIFICANT ACCOUNTING POLICIES" and Note 17, "INCOME TAXES" to our audited Consolidated Financial Statements, as well as the sub-heading "Income Taxes" below, for further details.

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
Foreign currency exchange rates: Although changes in foreign currency exchange rates are part of our business, they are not within management’s control. Changes in foreign currency exchange rates, however, can mask positive or negative trends in the underlying business performance. The impact for changes in foreign currency exchange rates is determined as the difference in the current period reported revenues at their current period currency exchange rates and the current period reported revenues revalued using the monthly average currency exchange rates during the comparable prior period.
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
The following table provides selected financial information for each of the last three years:

	Years Ended December 31,			Change
(in millions, except per share data)	2018	2017	2016	2017 to 2018	2016 to 2017
Revenues	$8,380	$8,724	$9,674	$(344)	$(950)
Operating (loss) income	$(2,384)	$102	$(566)	$(2,486)	$668
Loss before benefit from income taxes	$(4,154)	$(1,741)	$(2,435)	$(2,413)	$694
Net (loss) income	$(4,144)	$2,404	$(2,408)	$(6,548)	$4,812
Net (loss) income attributable to Bausch Health Companies Inc.	$(4,148)	$2,404	$(2,409)	$(6,552)	$4,813
(Loss) earnings per share attributable to Bausch Health Companies Inc.
Basic	$(11.81)	$6.86	$(6.94)	$(18.67)	$13.80
Diluted	$(11.81)	$6.83	$(6.94)	$(18.64)	$13.77
Financial Performance
Summary of 2018 Compared with 2017
Our revenue for 2018 and 2017 was $8,380 million and $8,724 million, respectively, a decrease of $344 million, or 4%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations and (ii) lower volumes primarily as a result of the loss of exclusivity for a number of products in our Diversified Products and Ortho Dermatologics segments which were partially offset by higher volumes in our Bausch + Lomb/International segment. These decreases in Revenue were partially offset by: (i) higher gross selling prices, (ii) lower sales deductions and (iii) the favorable effect of foreign currencies, primarily in Europe and Asia.

Operating loss for 2018 was $2,384 million, as compared to operating income for 2017 of $102 million, a decrease of $2,486 million. Our operating loss for 2018 compared to our operating income for 2017 reflects, among other factors:

•
a decrease in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) of $127 million. The decrease was primarily driven by the impact of 2017 divestitures and discontinuations, partially offset by: (i) higher gross selling prices, (ii) lower sales deductions, (iii) lower third-party royalty costs and (iv) the favorable effect of foreign currencies;

•
a decrease in Selling, general, and administrative expenses (“SG&A”) of $109 million, primarily attributable to: (i) the impact of 2017 divestitures and discontinuations, (ii) a decrease in legal expenses as we resolved certain legacy legal issues and (iii) a decrease in bad debt expense. The decrease was partially offset by: (i) higher advertising and promotion expenses, (ii) higher compensation costs and (iii) the unfavorable impact of the effect of foreign currencies;

•	an increase in R&D of $52 million;

•
a decrease in Amortization of intangible assets of $46 million, primarily attributable to: (i) the impact of the change in the estimated useful life of the Xifaxan®-related intangible assets made in September 2018 to reflect management's changes in assumptions, (ii) lower amortization as a result of impairments to intangible assets and divestitures and (iii) discontinuances of product lines during 2017 as the Company focuses on its core assets. These decreases were partially offset by the impact of changes in estimates made in 2017 to reduce the remaining useful lives of certain products and the Salix brand name to reflect management's changes in assumptions;

•
an increase in Goodwill impairments of $2,010 million. In 2018, we recognized Goodwill impairments of $2,322 million in connection with: (i) impairment to the goodwill of our Salix reporting unit recognized upon adopting new accounting guidance at January 1, 2018, (ii) impairment to the goodwill of the Ortho Dermatologics reporting unit due to unforeseen changes in business dynamics and (iii) impairment to the goodwill of the Dentistry reporting unit as a result of revised forecasts due to changing market conditions during the three months ended December 31, 2018. In 2017, we recognized Goodwill impairments of $312 million in connection with a change in reporting unit during the three months ended September 30, 2017;

•
a decrease in Asset impairments of $146 million, as a result of Asset impairments of $714 million, recognized in 2017, primarily related to the Sprout and Obagi businesses being classified as held for sale, compared to Asset impairments of $568 million, in 2018, that were primarily due to decreases in forecasted sales for the Uceris® Tablet product and other product lines due to generic competition;

•
an increase in Acquisition-related contingent consideration of $280 million as a result of a fair value adjustments in 2017 which reflected a decrease in forecasted sales for specific products, including Addyi®;

•
a decrease in net gains on sales of businesses and other assets of $586 million.  In order to improve our capital structure and simplify our operations, during 2017, we divested certain businesses and assets not aligned with our core business objectives. Included in Other (income) expense, net is the net loss on sales of businesses and other assets of $6 million for 2018 as compared to the net gain on sales of businesses and other assets $580 million in 2017; and

•
a decrease in Litigation and other matters of $253 million. Included in Other (income) expense, net are net favorable adjustments to Litigation and other matters of $27 million for 2018, primarily associated with a favorable adjustment related to the Salix SEC litigation as compared to net charges of $226 million in 2017, primarily associated with estimated settlements of the Allergan shareholder class actions litigation and Solodyn® antitrust class actions litigation and the partial summary judgment related to the Mimetogen Pharmaceuticals litigation.

Operating loss for 2018 of $2,384 million and Operating income for 2017 of $102 million includes non-cash charges for Depreciation and amortization of intangible assets of $2,819 million and $2,858 million, Asset impairments of $568 million and $714 million and Share-based compensation of $87 million and $87 million, respectively.
Our Loss before benefit from income taxes for 2018 and 2017 was $4,154 million and $1,741 million, respectively, an increase of $2,413 million. The increase in our Loss before benefit from income taxes is primarily attributable to: (i) the decrease in our operating results of $2,486 million previously discussed and (ii) an unfavorable net change in Foreign exchange and other of $84 million. These changes in Loss before benefit from income taxes were partially offset by: (i) a decrease in Interest expense of $155 million as a result of lower principal amounts of outstanding debt partially offset by the effect of higher interest rates during 2018 and (ii) the decrease in the Loss on extinguishment of debt of $3 million.

Net loss attributable to Bausch Health Companies Inc. for 2018 was $4,148 million as compared to Net income attributable to Bausch Health Companies Inc. for 2017 of $2,404 million, a decrease of $6,552 million. The decrease in our results was primarily due to: (i) the decrease in the Benefit from income taxes of $4,135 million which in 2017 included non-cash income tax benefits related to the Company’s internal corporate restructuring and the accounting for the Tax Act and (ii) the increase in Loss before benefit from income taxes of $2,413 million previously described.
Summary of 2017 Compared with 2016
Our revenue for 2017 and 2016 was $8,724 million and $9,674 million, respectively, a decrease of $950 million, or 10%. The decrease was driven by divestitures and discontinuations and lower volumes in: (i) our Diversified Products segment as a result of the loss of exclusivity for a number of products, (ii) our Ortho Dermatologics segment as a result of challenging market dynamics in dermatology and (iii) to a lesser extent, our Salix segment. Revenues were also negatively affected, to a lesser extent, by foreign exchange. These decreases were partially offset by increased volumes in our Bausch + Lomb / International segment, primarily driven by the U.S. Bausch + Lomb Consumer business, and increased international pricing in our Bausch + Lomb / International segment. The changes in our segment revenues and segment profits are discussed in detail in the section titled “Reportable Segment Revenues and Profits”.
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

•
a decrease in SG&A of $228 million, primarily attributable to: (i) a net decrease in advertising and promotion expenses, (ii) higher severance and other benefits in 2016 associated with exiting executives and on-boarding a new executive team and other key employees, (iii) termination benefits associated with our former Chief Executive Officer in 2016 and (iv) the impact of divestitures. These factors were partially offset by an increase in professional fees;

•
a decrease in R&D of $60 million due to the year over year phasing as we completed the R&D investment in Siliq™ and other newly launched products requiring investment in the prior year, removed projects related to divested businesses and rebalanced our portfolio to better focus on its core assets;

•
an increase in Amortization of intangible assets of $17 million, driven by the impact of changes in estimates made in 2017 to reduce the remaining useful lives of certain products and the Salix brand name to reflect management's changes in assumptions, partially offset by lower amortization as a result of impairments to intangible assets and divestitures and discontinuances of product lines during 2017 and 2016, as the Company focuses on its core assets;

•
a decrease in Goodwill impairments of $765 million. In 2016, we recognized Goodwill impairments of $1,077 million primarily in connection with the realignment of our operating segment structure during the three months ended September 30, 2016. In 2017, we recognized Goodwill impairments of $312 million in connection with a change in reporting unit during the three months ended September 30, 2017;

•	an increase in Asset impairments of $292 million, primarily related to the Sprout and Obagi businesses;

•	a decrease in Restructuring and integration costs of $80 million as the integration of acquisitions in 2015 and prior is substantially complete;

•
a decrease in Acquisition-related contingent consideration of $276 million, primarily due to a fair value adjustment of $312 million reflecting a decrease in forecasted sales for the Addyi® product prior to the sale of Sprout, which impacted the expected future royalty payments; and

•
an increase in Other income, net of $426 million, primarily due to the increase in net gains on sales of businesses and other assets of $574 million, partially offset by higher charges for accruals for Litigation and other matters of $167 million.

Operating income for 2017 of $102 million and Operating loss for 2016 of $566 million includes non-cash charges for Depreciation and amortization of intangible assets of $2,858 million and $2,866 million, Asset impairments of $714 million and $422 million and Share-based compensation of $87 million and $165 million, respectively.
Our Loss before benefit from income taxes for 2017 and 2016 was $1,741 million and $2,435 million, respectively, a decrease of $694 million. The decrease in our Loss before benefit from income taxes is primarily attributable to: (i) the increase in Operating income of $668 million previously discussed and (ii) a favorable net change in Foreign exchange and other of $148 million. These changes in Loss before benefit from income taxes were partially offset by the Loss on extinguishment of debt of $122 million in 2017.
Net income attributable to Bausch Health Companies Inc. for 2017 was $2,404 million as compared to Net loss attributable to Bausch Health Companies Inc. for 2016 of $2,409 million, an increase of $4,813 million. The increase in Net income attributable to Bausch Health Companies Inc. was primarily due to: (i) the increase in the Benefit from income taxes of $4,118 million which in 2017 includes non-cash income tax benefits related to the Company’s internal corporate restructuring and the accounting for the Tax Act and (ii) the decrease in Loss before benefit from income taxes of $694 million previously described.
RESULTS OF OPERATIONS
Our results for each of the last three years were as follows:

	Years Ended December 31,			Change
(in millions, except per share data)	2018	2017	2016	2017 to 2018	2016 to 2017
Revenues
Product sales	$8,271	$8,595	$9,536	$(324)	$(941)
Other revenues	109	129	138	(20)	(9)
	8,380	8,724	9,674	(344)	(950)
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	2,309	2,506	2,572	(197)	(66)
Cost of other revenues	42	42	39	—	3
Selling, general and administrative	2,473	2,582	2,810	(109)	(228)
Research and development	413	361	421	52	(60)
Amortization of intangible assets	2,644	2,690	2,673	(46)	17
Goodwill impairments	2,322	312	1,077	2,010	(765)
Asset impairments	568	714	422	(146)	292
Restructuring and integration costs	22	52	132	(30)	(80)
Acquired in-process research and development costs	1	5	34	(4)	(29)
Acquisition-related contingent consideration	(9)	(289)	(13)	280	(276)
Other (income) expense, net	(21)	(353)	73	332	(426)
	10,764	8,622	10,240	2,142	(1,618)
Operating (loss) income	(2,384)	102	(566)	(2,486)	668
Interest income	11	12	8	(1)	4
Interest expense	(1,685)	(1,840)	(1,836)	155	(4)
Loss on extinguishment of debt	(119)	(122)	—	3	(122)
Foreign exchange and other	23	107	(41)	(84)	148
Loss before benefit from income taxes	(4,154)	(1,741)	(2,435)	(2,413)	694
Benefit from income taxes	10	4,145	27	(4,135)	4,118
Net (loss) income	(4,144)	2,404	(2,408)	(6,548)	4,812
Net income attributable to noncontrolling interest	(4)	—	(1)	(4)	1
Net (loss) income attributable to Bausch Health Companies Inc.	$(4,148)	$2,404	$(2,409)	$(6,552)	$4,813

2018 Compared with 2017
Revenues
Our revenues are primarily generated from product sales that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for the disaggregation of revenue which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
Our revenue was $8,380 million and $8,724 million for 2018 and 2017, respectively, a decrease of $344 million, or 4%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations of $541 million, (ii) the net decrease in volume of $100 million, primarily as a result of the loss of exclusivity for a number of products in our Diversified Products and Ortho Dermatologics segments which were partially offset by higher volumes in our Bausch + Lomb/International segment and (iii) the decrease in other revenues of $17 million. These decreases in revenue were partially offset by: (i) higher gross selling prices of $226 million, (ii) lower sales deductions of $70 million and (iii) the favorable effect of foreign currencies of $18 million, primarily in Europe and Asia.
Our segment revenues and segment profits are discussed in detail in the subsequent section titled "Reportable Segment Revenues and Profits".
Cash Discounts and Allowances, Chargebacks and Distribution Fees
As is customary in the pharmaceutical industry, gross product sales are subject to a variety of deductions in arriving at net product sales. Provisions for these deductions are recognized concurrently with the recognition of gross product sales. These provisions include cash discounts and allowances, chargebacks, and distribution fees, which are paid or credited to direct customers, as well as rebates and returns, which can be paid or credited to direct and indirect customers.  Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost ("WAC") under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory on hand at the wholesalers. In wholesaler contracts, such credits are offset against the total distribution service fees we pay on all of our products to each such wholesaler. In addition, some payor contracts require discounting if a price increase or series of price increases in a contract period exceeds a negotiated threshold. Provision balances relating to amounts payable to direct customers are netted against trade receivables and balances relating to indirect customers are included in accrued liabilities.
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the years ended December 31, 2018 and 2017 were as follows:

	Years Ended December 31,
	2018		2017
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$14,158	100%	$14,825	100%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	865	6%	829	6%
Returns	293	2%	423	3%
Rebates	2,551	18%	2,545	17%
Chargebacks	1,966	14%	2,145	14%
Distribution service fees	212	2%	288	2%
	5,887	42%	6,230	42%
Net product sales	$8,271	58%	$8,595	58%
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 42% and 42% in 2018 and 2017, respectively, primarily driven by:

•
discounts and allowances as a percentage of gross product sales were unchanged as higher sales and discount and allowance rates associated with Migranal® AG, Tobramycin CD and Xenazine® AG and the launch of Diastat® AG were offset by lower sales and discount and allowance rates for Zegerid® AG, Metrogel® AG and Isuprel®;

•
returns as a percentage of gross product sales was lower primarily due to lower sales and lower return rates associated with certain products, primarily Nitropress® which was impacted by multiple generics in 2017, Glumetza® SLX, Mephyton® and Relistor® SLX partially offset by higher return rates for Edecrin® and Solodyn®;

•
rebates as a percentage of gross product sales were higher primarily due to increased sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of incremental rebates from contractual price increase limitations. The comparisons were impacted primarily by higher provisions for rebates and the co-pay assistance programs for promoted products, such as Apriso®, Xifaxan®, Prolensa® and Elidel®. These increases were offset by decreases in rebates for Solodyn®, Jublia®, Carac®, Mephyton®, Acanya®, Syprine®, Glumetza® SLX and other products, primarily caused by declines in year over year volume, in part, due to generic competition to certain products;

•
chargebacks as a percentage of gross product sales were unchanged. Decreases in chargebacks were due to: (i) better management of contractual terms of certain non-retail classes of trade products, such as Zegerid®, Glumetza® SLX, Retina®, Apriso® and Tobramycin CD and other drugs in part due to generic competition, (ii) lower volumes of Isuprel® and Syprine® primarily the result of generic competition, (iii) chargebacks in 2017 associated with Provenge®, which was divested with the Dendreon Sale on June 28, 2017 and (iv) lower utilization by the U.S. government of certain products such as Minocin®. The decreases in chargebacks as a percentage of gross product sales were offset by higher sales of certain generic products, such as Targretin® AG, and certain branded drugs, such as Nifedipine® and Ofloxacin®; and

•
distribution service fees as a percentage of gross product sales were lower as the impact of: (i) better contract terms with our distributors, (ii) lower volumes of certain branded products with higher distribution fees, such as Isuprel®, Glumetza® SLX, Uceris® Tablets, Syprine®, Mephyton®, and other branded products primarily the result of generic competition and (iii) higher appreciation credits were offset by higher volumes of certain branded products with higher distribution fees, such as Xifaxan®, Apriso® and other branded products. Price appreciation credits are offset against the distribution service fees we pay wholesalers and were $31 million and $21 million for 2018 and 2017, respectively.

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
Cost of goods sold was $2,309 million and $2,506 million for 2018 and 2017, respectively, a decrease of $197 million, or 8%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations, (ii) lower third-party royalty costs and (iii) the favorable impact of foreign currencies.
Cost of goods sold as a percentage of revenue was 28% and 29% for 2018 and 2017, respectively, a decrease of 1 percentage point. The decrease was primarily driven by: (i) higher gross selling prices, (ii) lower sales deductions, (iii) the favorable result of the impact of 2017 divestitures and discontinuations, which historically reported lower gross margins than our core businesses and (iv) lower third-party royalty costs. The decrease in Cost of goods sold as a percentage of revenue was partially offset by the unfavorable change in our remaining product mix as a greater percentage of our revenue in 2018 was attributable to the Bausch + Lomb/International segment, which generally has lower gross margins than our remaining product portfolio.
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

SG&A was $2,473 million and $2,582 million for 2018 and 2017, respectively, a decrease of $109 million, or 4%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations, (ii) a decrease in legal expenses as we resolved certain legacy legal issues in late 2017 and throughout 2018 as previously discussed and (iii) a decrease in bad debt expense. The decrease was partially offset by: (i) higher advertising and promotion expenses, primarily associated with our launch of Lumify®, (ii) higher compensation costs and (iii) the unfavorable impact of the effect of foreign currencies.
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
R&D expenses were $413 million and $361 million for 2018 and 2017, respectively, an increase of $52 million, or 14%. R&D expenses as a percentage of revenue was approximately 5% and 4% for 2018 and 2017, respectively, an increase of 1 percentage point.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years.
Amortization of intangible assets was $2,644 million and $2,690 million for 2018 and 2017, respectively, a decrease of $46 million, or 2%. The decrease is driven by: (i) the impact of the change in the estimated useful life of the Xifaxan®-related intangible assets, (ii) lower amortization as a result of impairments to intangible assets and divestitures and (iii) discontinuances of product lines during 2017 as the Company focuses on its core assets. These decreases were partially offset by the impact of changes in the estimated useful lives of certain products and the Salix brand name in the third and fourth quarters of 2017 to reflect management's changes in assumptions. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions. As a result, the useful lives of certain product brands, with an aggregate carrying value of $7,618 million as of December 31, 2017, were revised from an average of seven years to four years, primarily due to each product expected to lose its exclusivity. In addition, the useful life of the Salix brand, with a carrying value of $569 million as of December 31, 2017, was revised from seventeen years to ten years due to revisions in the forecasted sales of its product portfolio. These 2017 changes in useful lives resulted in an increase in amortization in 2018. Effective September 12, 2018, the Company changed the estimated useful life of its Xifaxan®-related intangible assets due to the positive impact of the agreement between the Company and Actavis resolving the intellectual property litigation regarding Xifaxan® tablets, 550 mg. As a result, the useful life of the Xifaxan®-related intangible assets, with a carrying value of $4,848 million as of December 31, 2018, was extended from 2024 to January 1, 2028.
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
Goodwill impairments was $2,322 million and $312 million for 2018 and 2017, respectively.
2018 Adoption of New Accounting Guidance for Goodwill Impairment Testing
In January 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, goodwill impairment is measured as the amount by which a reporting unit's carrying value exceeds its fair value. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The Company elected to early adopt this guidance effective January 1, 2018.
Upon adopting the new guidance, the Company tested goodwill for impairment and determined that the carrying value of the Salix reporting unit exceeded its fair value. As a result of the adoption of new accounting guidance, the Company recognized a goodwill impairment of $1,970 million associated with the Salix reporting unit.
As of October 1, 2017, the date of the 2017 annual impairment test, the fair value of the Ortho Dermatologics reporting unit exceeded its carrying value. However, at January 1, 2018, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value. Unforeseen changes in the business dynamics of the Ortho Dermatologics reporting unit, such as: (i) changes in the dermatology sector, (ii) increased pricing pressures from third-party payors and (iii) additional risks to the exclusivity of certain products. In response to these adverse business indicators, the Company reduced its near and long term financial projections for the Ortho Dermatologics reporting unit. As a result of the reductions in the near and long term financial projections, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at January 1, 2018 and the Company recognized a goodwill impairment of $243 million.
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
2018 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2018 and determined that the carrying value of the Dentistry reporting unit exceeded its fair value and, as a result, the Company recognized a goodwill impairment of $109 million for the Dentistry reporting unit, representing the full amount of goodwill for the reporting unit. Changing market conditions such as: (i) an increasing competitive environment and (ii) increasing pricing pressures negatively impacted the reporting unit's operating results. The Company is taking steps to address these changing market and business conditions.
The Company's remaining reporting units passed the goodwill impairment test as the estimated fair value of each reporting unit exceeded its carrying value at the date of testing and, therefore, there was no impairment to goodwill for any reporting unit other than the Dentistry reporting unit. In order to evaluate the sensitivity of its fair value calculations on the goodwill impairment test, the Company compared the carrying value of each reporting unit to its fair value as of October 1, 2018, the date of testing. As of October 1, 2018, the fair value of each reporting unit with associated goodwill exceeded its carrying value by more than 15%. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future. The Company will continue to perform qualitative interim assessments of the carrying value and fair value of the Ortho Dermatologics reporting unit on a quarterly basis to determine if impairment testing of goodwill will be warranted.
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
Asset impairments were $568 million and $714 million for 2018 and 2017, respectively a decrease of $146 million.
Asset impairments for 2018 included impairments of: (i) $348 million reflecting decreases in forecasted sales for the Uceris® Tablet product and other product lines due to generic competition, (ii) $132 million reflecting decreases in forecasted sales for the Arestin® product in our Dentistry reporting unit and other product lines due to changing market conditions, (iii) $55 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses, (iv) $28 million to Acquired IPR&D not in service related to a certain product and (v) $5 million related to assets being classified as held for sale.

Asset impairments for 2017 included impairments of: (i) $351 million related to the Sprout business being classified as held for sale, (ii) $151 million reflecting decreases in forecasted sales for other product lines, (iii) $114 million to other assets classified as held for sale, primarily related to the Obagi business, (iv) $95 million, in aggregate, to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core business and (v) $3 million related to acquired IPR&D.
See Note 4, "DIVESTITURES" and Note 9, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements regarding further details related to our intangible assets.
Restructuring and Integration Costs
Restructuring and integration costs were $22 million and $52 million for 2018 and 2017, respectively. We have substantially completed the integration of the businesses acquired prior to 2016. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
See Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our audited Consolidated Financial Statements for further details regarding these actions.
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration primarily consists of potential milestone payments and royalty obligations associated with businesses and assets we acquired in the past. These obligations are recorded in the Consolidated Balance Sheets at their estimated fair values at the acquisition date, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the Consolidated Statements of Operations. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.
Acquisition-related contingent consideration was a net gain of $9 million for 2018 and included net fair value adjustments due to changes in estimates of expected future royalty payments of $33 million, which included net fair value adjustments the expected future royalty payments for a specific product, partially offset by accretion for the time value of money of $24 million.
Acquisition-related contingent consideration was a net gain of $289 million for 2017 which included: (i) a fair value adjustment of $312 million reflecting a decrease in forecasted sales for the Addyi® product, which impacted the expected future payments and (ii) net fair value adjustments due to changes in estimates of other expected future payments of $31 million. These net gains were partially offset by accretion for the time value of money of $54 million.
See Note 6, "FAIR VALUE MEASUREMENTS" to our audited Consolidated Financial Statements for further details.
Other (income) expense, net
Other (income) expense, net for 2018 and 2017 consists of the following:

(in millions)	2018	2017
Gain on the Skincare Sale	$—	$(309)
Gain on the iNova Sale	—	(309)
Gain on the Dendreon Sale	—	(97)
Loss on the Sprout Sale	—	98
Net loss (gain) on other sales of assets	6	37
Litigation and other matters	(27)	226
Other, net	—	1
Other (income) expense, net	$(21)	$(353)
In 2018, Litigation and other matters includes a favorable adjustment of $40 million related to the Salix SEC litigation. In 2017, Litigation and other matters includes: (i) $96 million related to the settlement of the Allergan shareholder class actions, (ii) $93 million related to the settlement of the Solodyn® antitrust class actions litigation and (iii) $20 million related to the Mimetogen Pharmaceuticals litigation.
Litigation and other matters includes other amounts provided for certain matters discussed in Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.

Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due and amortization of debt discounts and deferred financing costs on indebtedness under our credit facilities and notes. Interest expense was $1,685 million and $1,840 million and included non-cash amortization and write-offs of debt discounts and deferred financing costs of $79 million and $151 million for 2018 and 2017, respectively. The decrease in interest expense is primarily due to: (i) lower principal amounts of outstanding long term debt and (ii) lower amortization and write-offs of debt discounts and deferred financing costs. Prepayments of long term debt were lower during 2018 as compared to 2017, and resulted in lower acceleration of amortization and write-offs of debt discounts and deferred financing costs during 2018 as compared to 2017. These decreases in interest expense were partially offset by higher interest rates associated with the refinancing transactions that occurred during 2017 and the March 2018 Refinancing Transactions. The weighted average stated rate of interest as of December 31, 2018 and 2017 was 6.23% and 6.07%, respectively.
See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $119 million and $122 million for 2018 and 2017, associated with a series of transactions which allowed us to refinance portions of our debt arrangements.
See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a net gain of $23 million and $107 million for 2018 and 2017, respectively, an unfavorable net change of $84 million. Foreign exchange gains/losses include translation gains/losses on intercompany loans, primarily on euro-denominated intercompany loans.
Income Taxes
Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the differences between the financial statement and income tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets for outside basis differences in investments in subsidiaries are only recognized if the difference will be realized in the foreseeable future. As a result of the Tax Act, our deferred tax assets and liabilities were re-measured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%. Benefit from income taxes was $10 million and $4,145 million for 2018 and 2017, respectively, a decrease of $4,135 million which is primarily attributable to certain non-cash income tax benefits related to the Company’s internal corporate restructuring and the accounting for the Tax Act during 2017 which did not repeat in 2018.
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
In 2018, our effective tax rate differed from the Canadian statutory tax rate of 26.9% primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) a charge related to the non-deductibility of goodwill impairments, (iii) a benefit related to internal integrations and restructurings and (iv) a benefit generated from our annualized mix of earnings by jurisdiction.
In 2017, our effective tax rate differed from the Canadian statutory tax rate of 26.9% primarily due to: (i) a benefit related to internal integrations and restructurings, (ii) a benefit related to the Tax Act, (iii) a benefit generated from our annualized mix of earnings by jurisdiction, (iv) a benefit from the sale of divested businesses and (v) the recording of valuation allowance on entities for which no tax benefit of losses is expected.
On December 22, 2017, the Tax Act was signed into law and includes a number of changes in the U.S. tax law. In 2017, our Benefit from income taxes included provisional net tax benefits of $975 million attributable to the Tax Act for: (i) the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future of $774 million, (ii) the one-time Transition Toll Tax of $88 million and (iii) the decrease in deferred tax assets attributable to certain legal accruals, the deductibility of which is uncertain for U.S. federal income tax purposes, of $10 million. We provisionally utilized NOLs to offset the provisionally determined $88 million Transition Toll Tax and therefore no amount was recorded as payable. The Company has previously provided for residual U.S. federal income tax on its outside basis differences in certain foreign subsidiaries which, due to the Tax Act, are no longer taxable. As such, our residual U.S. federal income tax liability of $299 million prior to the law change was reversed and we recognized a deferred tax benefit of $299 million in the fourth quarter of 2017.
During 2018, we completed our full assessment and finalized the accounting for the impact of the Tax Act. Differences between the provisional net income tax benefits provided in 2017 attributable to the Tax Act and the net income tax benefits as finalized are included in our Benefit from income taxes for the year ended December 31, 2018 and were not material to our results for the year ended December 31, 2018. Although we have completed our assessment and finalized our accounting for the impact of the Tax Act, we will monitor guidance issued in the future and assess the impact, if any, on the amounts provided.
In 2017, the Company liquidated its top U.S. subsidiary (Biovail Americas Corp.) (“BAC”) in a taxable transaction, resulting in a taxable loss which was of a character that would offset certain gains from internal restructurings and third-party divestitures, the excess of which was, under U.S. tax law, able to be carried back to offset previously recognized gains in 2016, 2015 and 2014. This carryback resulted in an increase in the Company’s deferred tax asset for NOLs previously utilized against such gains. In 2017, as a result of this taxable transaction, the Company recognized a net income tax benefit of approximately $400 million primarily related to the carryback of losses.
We record a valuation allowance against our deferred tax assets to reduce their net carrying value to an amount that we believe is more likely than not to be realized. In determining our deferred tax asset valuation allowance, we estimate our ability to utilize future sources of income to realize the benefits of our temporary income tax differences including: (i) NOL carryforwards in each jurisdiction, primarily in Canada, the U.S. and Ireland, (ii) research and development tax credit carryforwards, (iii) scientific research and experimental development pool carryforwards and (iv) investment tax credit carryforwards. When we establish/increase or reduce/decrease the valuation allowance, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. Our valuation allowance against deferred tax assets as of December 31, 2018 and 2017 was $2,913 million and $2,001 million, respectively, an increase of $912 million. The increase in our valuation allowance was primarily driven by: (i) the transfer of certain intangible assets from foreign subsidiaries to Canadian subsidiaries as part of the internal restructurings discussed above and (ii) additional NOLs generated during 2018 which could not be used to reduce income taxes payable.
See Note 17, "INCOME TAXES" to our audited Consolidated Financial Statements for further details regarding income taxes.
Reportable Segment Revenues and Profits
Our portfolio of products falls into four operating and reportable segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products.
The following is a brief description of our segments:

•
The Bausch + Lomb/International segment consists of: (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products, primarily comprised of Bausch + Lomb products, with a focus on the Vision Care, Surgical, Consumer and Ophthalmology Rx products and (ii) with the exception of sales of Solta products, sales in Canada, Europe, Asia, Australia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products and Bausch + Lomb products.

•	The Salix segment consists of sales in the U.S. of GI products.

•	The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta medical aesthetic devices.

•
The Diversified Products segment consists of sales: (i) in the U.S. of pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) in the U.S. of generic products, (iii) in the U.S. of dentistry products and (iv) of certain other businesses divested during 2017 that were not core to the Company's operations, including the Company's equity interests in Dendreon (June 28, 2017) and Sprout (December 20, 2017). As a result of the divestitures of Dendreon and Sprout, the Company exited the oncology and women's health businesses, respectively.

Segment profit is based on operating income after the elimination of intercompany transactions (including transactions with any consolidated variable interest entities). Certain costs, such as amortization and impairments of intangible assets, goodwill impairments, certain R&D expenses not specific to the Company's active portfolio, acquired in-process research and development costs, restructuring, integration and acquisition-related costs and other (income) expense are not included in the measure of segment profit, as management excludes these items in assessing financial performance. In addition, a portion of share-based compensation, representing the difference between actual and budgeted expense, is not allocated to segments. See Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for a reconciliation of segment profit to Loss before benefit from income taxes.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the year over year changes in segment revenues for 2018 and 2017. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year over year changes in segment profits for 2018 and 2017.

	Years Ended December 31,				Change
	2018		2017		2017 to 2018
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenue
Bausch + Lomb/International	$4,664	56%	$4,795	55%	$(131)	(3)%
Salix	1,749	21%	1,566	18%	183	12%
Ortho Dermatologics	625	7%	725	8%	(100)	(14)%
Diversified Products	1,342	16%	1,638	19%	(296)	(18)%
Total revenues	$8,380	100%	$8,724	100%	$(344)	(4)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$1,330	29%	$1,412	29%	$(82)	(6)%
Salix	1,149	66%	935	60%	214	23%
Ortho Dermatologics	265	42%	336	46%	(71)	(21)%
Diversified Products	1,004	75%	1,112	68%	(108)	(10)%
Total segment profit	$3,748	45%	$3,795	44%	$(47)	(1)%
The following table presents organic revenue (Non-GAAP) and the year over year changes in organic revenue for 2018 and 2017 by segment. Organic revenues and organic growth rates are defined in the previous section titled “Selected Financial Information”.

	Year Ended December 31, 2018			Year ended December 31, 2017			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divested Revenues	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Bausch + Lomb/International	$4,664	$(18)	$4,646	$4,795	$(312)	$4,483	$163	4%
Salix	1,749	—	1,749	1,566	(3)	1,563	186	12%
Ortho Dermatologics	625	—	625	725	(5)	720	(95)	(13)%
Diversified Products	1,342	—	1,342	1,638	(221)	1,417	(75)	(5)%
Total	$8,380	$(18)	$8,362	$8,724	$(541)	$8,183	$179	2%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product group representing 10% or more of its segment product sales. The Bausch + Lomb/International segment revenue was $4,664 million and $4,795 million for 2018 and 2017, respectively, a decrease of $131 million, or 3%. The decrease was driven by: (i) the impact of 2017 divestitures and discontinuations of $312 million, which includes the Skincare Sale (March 3, 2017) and the iNova Sale (September 29, 2017) and (ii) a decrease in average realized pricing of $19 million primarily driven by our Global Vision Care business. The decrease was partially offset by: (i) an increase in volume across our global eye-health businesses of $178 million primarily driven by our Global Vision Care and Global Consumer businesses, (ii) the favorable effect of foreign currencies of $18 million primarily attributable to European and Asian currencies and (iii) an increase in other revenues of $4 million. The increase in volume in our Global Vision Care business was primarily attributable to our Biotrue® ONEday and Ultra® product lines. The increase in volume in our Global Consumer business was primarily attributable to the launch of Lumify® and sales of Preservision®.

Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit was $1,330 million and $1,412 million for 2018 and 2017, respectively, a decrease of $82 million, or 6%. The decrease was driven by: (i) the impact of 2017 divestitures and discontinuations, (ii) an increase in selling, advertising and promotion expenses in support of the launch of products, primarily our launch of Lumify® and (iii) a decrease in average realized pricing as previously discussed. The decrease was partially offset by: (i) the increase in contribution as a result of the increase in volume as previously discussed, (ii) the net favorable effect of foreign currencies and (iii) a decrease in legal expenses.
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for approximately 68% and 63% of the Salix segment product sales and approximately 14% and 11% of the Company's product sales for 2018 and 2017, respectively. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue was $1,749 million and $1,566 million for 2018 and 2017, respectively, an increase of $183 million, or 12%. The increase is due to an increase in average realized pricing of $208 million as a result of higher gross selling prices mainly from Xifaxan® and lower sales deductions primarily attributable to Glumetza® and Xifaxan®. The increase was partially offset by: (i) decreases in volume of $18 million, (ii) decreases in other revenues of $4 million and (iii) the impact of discontinuations of $3 million. The net decrease in volume of $18 million was primarily attributable to the impact of generic competition as certain products lost exclusivity including Uceris®, Glumetza® and Zegerid®, which was partially offset by increased demand for Xifaxan®.
Salix Segment Profit
The Salix segment profit was $1,149 million and $935 million for 2018 and 2017, respectively, an increase of $214 million, or 23%. The increase includes: (i) the increase in contribution as a result of the increase in revenue, as previously discussed, and lower third-party royalty costs and (ii) a decrease in bad debt expense.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment revenue was $625 million and $725 million for 2018 and 2017, respectively, a decrease of $100 million, or 14%. The decrease was driven by: (i) a decrease in volume of $96 million, (ii) the decrease in other revenues of $18 million and (iii) the impact of 2017 divestitures and discontinuations of $5 million. The decrease in volume is primarily due to: (i) the impact of generic competition as certain products lost exclusivity, including certain strengths of Solodyn®, (ii) decreased demand for Jublia® and Targretin® and (iii) a decrease in royalty revenue associated with certain partnerships partially offset by the impact on volume from the launches of SiliqTM (July 2017), Retin-A Micro® 0.06% (January 2018) and BryhaliTM (November 2018). The decrease in volume was partially offset by an increase in average realized pricing of $19 million as a result of higher gross selling prices and lower sales deductions primarily attributable to Targretin® and Zovirax®.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit was $265 million and $336 million for 2018 and 2017, respectively, a decrease of $71 million, or 21%. The decrease includes: (i) a decrease in contribution primarily due to the decrease in revenue, as previously discussed and (ii) higher compensation expenses. These decreases were partially offset by decreases in: (i) legal expenses, (ii) advertising and promotion expenses and (iii) bad debt expense.

Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenues by product and product revenues as a percentage of segment revenue for 2018 and 2017.

	Years Ended December 31,				Change
	2018		2017		2017 to 2018
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$252	19%	$235	14%	$17	7%
Arestin®	96	7%	111	7%	(15)	(14)%
Cuprimine®	88	6%	78	5%	10	13%
Migranal® Franchise	62	5%	58	3%	4	7%
Ativan®	54	4%	60	4%	(6)	(10)%
Aplenzin®	54	4%	31	2%	23	74%
Xenazine® Franchise	52	4%	122	7%	(70)	(57)%
Syprine®	47	3%	91	6%	(44)	(48)%
Mephyton® Franchise	37	3%	52	3%	(15)	(29)%
Isuprel®	36	3%	105	6%	(69)	(66)%
Other product revenues	548	41%	681	42%	(133)	(20)%
Other revenues	16	1%	14	1%	2	14%
Total U.S. Diversified revenues	$1,342	100%	$1,638	100%	$(296)	(18)%
The Diversified Products segment revenue was $1,342 million and $1,638 million for 2018 and 2017, respectively, a decrease of $296 million, or 18%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations of $221 million, which includes the Dendreon Sale (June 28, 2017), the Obagi Sale (November 9, 2017) and the Sprout Sale (December 20, 2017) and (ii) a decrease in volume of $164 million. The decrease in volume was primarily attributable to the impact of generic competition as certain products lost exclusivity, including Isuprel®, Xenazine®, Syprine® and Mephyton®. These decreases in volume were partially offset by increased volumes in our Generics business, primarily due to the launches of Diastat® AG and Uceris® AG products. The net decrease in volume was partially offset by: (i) a net increase in average realized pricing of $88 million as a result of higher gross selling prices and lower sales deductions primarily associated with our Neurology and Other business partially offset by a decrease in average realized pricing of Arestin® in our Dentistry business and (ii) an increase in other revenues of $1 million.
Diversified Products Segment Profit
The Diversified Products segment profit was $1,004 million and $1,112 million for 2018 and 2017, respectively, a decrease of $108 million, or 10%. The decrease was primarily driven by the decrease in contribution as a result of: (i) the impact of 2017 divestitures and discontinuations and (ii) the decrease in volume, as previously discussed, partially offset by lower third-party royalty costs.
2017 Compared with 2016
Revenues
Our revenue was $8,724 million and $9,674 million for 2017 and 2016, respectively, a decrease of $950 million, or 10%. The decrease was primarily driven by: (i) the impact of divestitures and discontinuations of $459 million and (ii) a decline in revenues of $403 million primarily due to lower volumes associated with: (a) our Diversified Products segment as a result of the loss of exclusivity for a number of products, (b) our Ortho Dermatologics segment as a result of challenging market dynamics in dermatology and (c) to a lesser extent, our Salix segment, partially offset by increased volumes in our Bausch + Lomb / International segment, primarily driven by the U.S. Bausch + Lomb Consumer business and increased international pricing in our Bausch + Lomb / International segment and Salix segment and (iii) the unfavorable impact of foreign currencies of $78 million which is primarily attributable to the Egyptian pound.

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

•
returns as a percentage of gross product sales was unchanged as higher return rates for products with generic launches in 2017, such as Nitropress® and Glumetza®, were substantially offset by decreases from lower year over year sales and return rates associated with certain products, primarily Zegerid® AG which was launched in 2016, and Retin® AG which was impacted by multiple generics in 2016;

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

Operating Expenses
Cost of Goods Sold (exclusive of amortization and impairments of intangible assets)
Cost of goods sold was $2,506 million and $2,572 million in 2017 and 2016, respectively, a decrease of $66 million, or 3%. The decrease was primarily driven by: (i) lower volumes from revenues, (ii) the impact of divestitures and discontinuations, (iii) lower amortization of acquisition accounting adjustments related to inventories of $38 million and (iv) the favorable impact of foreign currencies of $22 million. These decreases were partially offset by: (i) an increase of $21 million in certain maintenance costs and (ii) higher third-party royalty costs on certain drugs.

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
Selling, General and Administrative Expenses
SG&A was $2,582 million and $2,810 million for 2017 and 2016, respectively, a decrease of $228 million, or 8%. The decrease was primarily driven by: (i) a net decrease in advertising and promotion expenses, primarily driven by decreases in direct to consumer advertising in support of our Jublia®, Xifaxan®, Bausch + Lomb ULTRA® contact lenses and other branded products, (ii) a net decrease in compensation expense as we incurred higher personnel costs in 2016 resulting from changes in our senior management team and employee retention costs, (iii) termination benefits associated with our former Chief Executive Officer in 2016 consisting of: (a) the pro-rata vesting of performance-based restricted stock units (“RSUs”) (no shares were issued on vesting of these performance-based RSUs because the associated market-based performance condition was not attained), (b) a cash severance payment and (c) a pro-rata annual cash bonus, (iv) lower expenses due to the impact of divestitures, (v) the favorable impact of foreign currencies and (vi) a net decrease in third-party consulting fees. These factors were partially offset by an increase in professional fees incurred in connection with: (i) legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices, (ii) the execution on our key initiatives and (iii) other ongoing corporate and business matters.
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

During the three months ended September 30, 2017, the Sprout business was classified as held for sale. As the Sprout business represented only a portion of a reporting unit of our former Branded Rx segment, we assessed the remaining reporting unit for impairment and determined and recorded a goodwill impairment charge of $312 million during the three months ended September 30, 2017.
Commencing in the three months ended September 30, 2016 through the first quarter of 2018, the Company operated in three operating segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. The realignment of the segment structure in 2016 resulted in changes in the Company’s reporting units. In the third and fourth quarter of 2016, goodwill impairment testing was performed under the former reporting unit structure immediately prior to the change and under the then-current reporting unit structure immediately subsequent to the change.
Under the former (pre-2016 realignment) reporting unit structure, the fair value of each reporting unit exceeded its carrying value by more than 15%, except for the former U.S. reporting unit whose carrying value exceeded its fair value by 2%. As a result, the Company proceeded to perform step two of the goodwill impairment test for the former U.S. reporting unit and determined that the carrying value of the unit's goodwill exceeded its implied fair value, which resulted in a goodwill impairment charge of $905 million, as adjusted through December 31, 2016. The goodwill impairment was primarily driven by changes to the Company's forecasted performance, which resulted in a lower fair value of the U.S. businesses, mainly the Salix business.
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
Asset Impairments
Asset impairments were $714 million and $422 million for 2017 and 2016, respectively, an increase of $292 million.
Asset impairments for 2017 included impairments of: (i) $351 million related to the Sprout business being classified as held for sale, (ii) $151 million reflecting decreases in forecasted sales for other product lines, (iii) $114 million to other assets classified as held for sale, primarily related to the Obagi business, (iv) $95 million, in aggregate, to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core business and (v) $3 million related to acquired IPR&D.
Asset impairments for 2016 included impairments of: (i) $221 million related to the divestiture of Ruconest®, (ii) $88 million related to other assets classified as held for sale, (iii) $74 million related to other asset impairments which were individually not material, (iv) $25 million related to IBS ChekTM due to a decrease in forecasted sales and (v) $14 million related to acquired IPR&D.
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
See Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our audited Consolidated Financial Statements for further details regarding these actions.
Acquired In-Process Research and Development Costs
Acquired in-process research and development costs were $5 million and $34 million for 2017 and 2016, respectively. Acquired in-process research and development costs in 2016 were primarily related to a $25 million license payment.

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration was a net gain of $289 million for 2017 which included: (i) a fair value adjustment of $312 million reflecting a decrease in forecasted sales for the Addyi® product, which impacted the expected future payments and (ii) net fair value adjustments due to changes in estimates of other expected future payments of $31 million. These net gains were partially offset by accretion for the time value of money of $54 million.
Acquisition-related contingent consideration was a net gain of $13 million for 2016, which included net fair value adjustments of $105 million which, were partially offset by accretion for the time value of money of $92 million.
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
In 2017, Litigation and other matters includes: (i) $96 million related to the settlement of the Allergan shareholder class actions, (ii) $93 million related to the settlement of the Solodyn® antitrust class actions litigation and (iii) $20 million related to the Mimetogen Pharmaceuticals litigation. In 2016, Litigation and other matters includes: (i) an unfavorable adjustment of $90 million from the proposed settlement of the Salix securities litigation and (ii) a favorable adjustment of $39 million from the settlement of the investigation into Salix's pre-acquisition sales and promotional practices for the Xifaxan®, Relistor® and Apriso® products. Net gain on other sales of assets includes: (i) a gain of $20 million from an amendment to a license agreement terminating the Company's right to develop and commercialize brodalumab in Europe and (ii) a loss of $22 million from the divestiture of Ruconest®.
Litigation and other matters includes other amounts provided for certain matters discussed in Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
Non-Operating Income and Expense
Interest Expense
Interest expense was $1,840 million and $1,836 million and included non-cash amortization and write-offs of debt discounts and deferred financing costs of $151 million and $118 million for 2017 and 2016, respectively. The increase in interest expense is primarily due to: (i) higher amortization and write-offs of debt discounts and deferred financing costs and (ii) higher interest rates associated with the refinancing transactions that occurred during 2017 and amendments made in 2016 to our Third Amended Credit Agreement (as defined below).  Prepayments of long term debt were higher in 2017 as compared to 2016, and resulted in higher acceleration of amortization and write-offs of debt discounts and deferred financing costs during 2017 as compared to 2016. These increases were partially offset by a decrease in interest expense as a result of lower principal amounts of outstanding long term debt. The weighted average stated rate of interest as of December 31, 2017 and 2016 was 6.07% and 5.75%, respectively.
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
As previously discussed, in 2017, our effective tax rate differed from the Canadian statutory tax rate of 26.9% primarily due to: (i) a benefit related to internal integrations and restructurings, (ii) a benefit related to U.S. tax law changes enacted in December 2017, (iii) a benefit generated from our annualized mix of earnings by jurisdiction, (iv) a benefit from the sale of divested businesses and (v) the recording of valuation allowance on entities for which no tax benefit of losses is expected.
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
Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year over year changes in segment revenues for 2017 and 2016. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year over year changes in segment profits for 2017 and 2016.

	Years Ended December 31,				Change
	2017		2016		2016 to 2017
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenue
Bausch + Lomb/International	$4,795	55%	$4,857	50%	$(62)	(1)%
Salix	1,566	18%	1,530	16%	36	2%
Ortho Dermatologics	725	8%	949	10%	(224)	(24)%
Diversified Products	1,638	19%	2,338	24%	(700)	(30)%
Total revenues	$8,724	100%	$9,674	100%	$(950)	(10)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$1,412	29%	$1,456	30%	$(44)	(3)%
Salix	935	60%	946	62%	(11)	(1)%
Ortho Dermatologics	336	46%	408	43%	(72)	(18)%
Diversified Products	1,112	68%	1,712	73%	(600)	(35)%
Total segment profit	$3,795	44%	$4,522	47%	$(727)	(16)%

The following table presents organic revenue (Non-GAAP) and the year over year changes in organic revenue for 2017 and 2016 by segment. Organic revenue and organic growth rates are defined in the previous section titled “Selected Financial Information”.

	Year Ended December 31, 2017			Year Ended December 31, 2016			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Revenues of Businesses Divested	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Bausch + Lomb/International	$4,795	$78	$4,873	$4,857	$(240)	$4,617	$256	6%
Salix	1,566	—	1,566	1,530	(32)	1,498	68	5%
Ortho Dermatologics	725	—	725	949	(3)	946	(221)	(23)%
Diversified Products	1,638	—	1,638	2,338	(184)	2,154	(516)	(24)%
Total	$8,724	$78	$8,802	$9,674	$(459)	$9,215	$(413)	(4)%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment revenue was $4,795 million and $4,857 million for 2017 and 2016, respectively, a decrease of $62 million, or 1%. The decrease was primarily driven by: (i) the impact of the Skincare Sale, the iNova Sale and other divestitures and discontinuations of $240 million and (ii) the unfavorable impact of foreign currencies of $78 million, which includes the unfavorable impact from the Egyptian pound of $138 million.
These factors were partially offset by: (i) an increase in volume of $139 million primarily driven by the U.S. Bausch + Lomb Consumer and international businesses and, to a lesser extent, the U.S. Bausch + Lomb Vision Care and Surgical businesses and (ii) an increase in average realized pricing of $121 million, primarily in Egypt in order to offset the unfavorable impact of foreign exchange due to the Egyptian pound devaluation.
Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit was $1,412 million and $1,456 million for 2017 and 2016, respectively, a decrease of $44 million, or 3%. The decrease was primarily driven by: (i) the decrease in contribution from the impact of the Skincare Sale, the iNova Sale and other divestitures and discontinuations of $151 million and (ii) the unfavorable impact of foreign currencies on our business of $40 million, primarily due to the Egyptian pound.
These factors were partially offset by: (i) an increase in contribution as a result of increases in volume and average realized pricing as previously discussed and (ii) a decrease in operating expenses (excluding amortization and impairments of intangible assets) of $27 million primarily in advertising and promotion expenses, including expenses eliminated as a result of the Skincare Sale, the iNova Sale and other divestitures and discontinuances.
Salix Segment:
Salix Segment Revenue
The Salix segment revenue was $1,566 million and $1,530 million for 2017 and 2016, respectively, an increase of $36 million, or 2%. The increase includes an increase in average realized pricing of $138 million primarily driven by: (i) increased wholesale selling prices and (ii) lower discounts 2017 when compared to 2016. As previously discussed in “Cash Discounts and Allowances, Chargebacks and Distribution Fees,” as a result of corrective actions taken by the Company, and its continued pricing discipline during 2016, chargeback rates within the Salix segment were lower in 2017 when compared to 2016.
These factors were partially offset by: (i) a decrease in volume of $70 million primarily driven by: (a) lower demand most notably with our Glumetza® and Uceris® products attributable to competition and the increase in high deductible medical plans and (b) generic competition as certain products lost exclusivity, such as our Zegerid® product and (ii) the impact from the divestiture of Ruconest® and other divestitures of approximately $32 million.
Salix Segment Profit
The Salix segment profit was $935 million and $946 million for 2017 and 2016, respectively, a decrease of $11 million, or 1%. The decrease was primarily driven by a decrease in contribution from: (i) the lower volumes previously discussed, (ii) increase in selling expenses associated with our sales force expansion program and (iii) the impact from the divestiture of Ruconest® of approximately $27 million.
These factors were partially offset by: (i) lower advertising and promotion expenses and (ii) acquisition accounting adjustments related to inventories expensed in 2016 of $30 million.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment revenue was $725 million and $949 million for 2017 and 2016, respectively, a decrease of $224 million, or 24%. The decrease was primarily driven by: (i) a decrease in volume of $211 million primarily driven by: (a) our Jublia® product, and, to a lesser extent, our Solodyn® product, which have experienced lower volumes since the change in our fulfillment model, (b) generic competition as certain products lost exclusivity, such as our Carac®, Targretin® and Ziana® products and (c) reduced patient access by third-party payors to certain legacy dermatology products, (ii) the decrease in average realized pricing of $8 million and (iii) the decrease from the impact of divestitures and discontinuations of $3 million.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit was $336 million and $408 million for 2017 and 2016, respectively, a decrease of $72 million, or 18%. The decrease was primarily driven by a decrease in contribution from lower volume and average realized pricing as previously discussed. These factors were partially offset by the decrease in operating expenses primarily related to lower selling and advertising and promotion expenses.
Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the U.S. Diversified Products segment revenues in U.S. dollars by product and product revenues as a percentage of segment revenue for 2017 and 2016.

	Years Ended December 31,				Change
	2017		2016		2016 to 2017
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise(1)	$235	14%	$279	12%	$(44)	(16)%
Provenge®	164	10%	303	13%	(139)	(46)%
Xenazine® Franchise(1)	122	7%	166	7%	(44)	(27)%
Arestin®	111	7%	142	6%	(31)	(22)%
Isuprel®	105	6%	178	8%	(73)	(41)%
Syprine®	91	6%	88	4%	3	3%
Cuprimine®	78	5%	104	4%	(26)	(25)%
Ativan®	60	4%	41	2%	19	46%
Migranal® Franchise (1)	58	4%	66	3%	(8)	(12)%
Mephyton® Franchise(1)	52	3%	56	2%	(4)	(7)%
Other product revenues	548	33%	897	38%	(349)	(39)%
Other revenues	14	1%	18	1%	(4)	(22)%
Total Diversified Products revenues	$1,638	100%	$2,338	100%	$(700)	(30)%
1 2017 and 2016 product revenues have been recast to include international revenues and other products within the franchise.
The Diversified Products segment revenue was $1,638 million and $2,338 million for 2017 and 2016, respectively, a decrease of $700 million, or 30%. The decrease was primarily driven by: (i) a decrease in volume of $354 million, (ii) the impact of the Dendreon Sale and other divestitures and discontinuations of $184 million and (iii) a decrease in average realized pricing of $158 million. Dendreon’s only commercialized product, Provenge®, is an autologous cellular immunotherapy (vaccine) for prostate cancer treatment approved by the FDA in April 2010. With this sale completed, we have exited the oncology business, which was not core to our objectives. The decrease in volumes and average realized pricing is primarily driven by generic competition to certain products, such as Nitropress®, Isuprel®, Xenazine® and Wellbutrin® in our neurology business unit and the Zegerid® AG in our generics business unit.

Diversified Products Segment Profit
The Diversified Products segment profit was $1,112 million and $1,712 million for 2017 and 2016, respectively, a decrease of $600 million, or 35%. The decrease was primarily driven by the decrease in contribution as a result of the decreases in volumes and average realized pricing as previously discussed and the impact of the Dendreon Sale and other divestitures and discontinuations.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Summarized cash flow information for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Years Ended December 31,			Change
(in millions)	2018	2017	2016	2017 to 2018	2016 to 2017
Net (loss) income	$(4,144)	$2,404	$(2,408)	$(6,548)	$4,812
Adjustments to reconcile net (loss) income to net cash provided by operating activities	5,627	(958)	4,605	6,585	(5,563)
Changes in operating assets and liabilities	18	844	(110)	(826)	954
Net cash provided by operating activities	1,501	2,290	2,087	(789)	203
Net cash (used in) provided by investing activities	(196)	2,887	(125)	(3,083)	3,012
Net cash used in financing activities	(1,353)	(4,963)	(1,963)	3,610	(3,000)
Effect of exchange rate changes on cash and cash equivalents	(26)	41	(54)	(67)	95
Net (decrease) increase in cash and cash equivalents and restricted cash	(74)	255	(55)	(329)	310
Cash and cash equivalents and restricted cash, beginning of year	797	542	597	255	(55)
Cash and cash equivalents and restricted cash, end of year	$723	$797	$542	$(74)	$255
Operating Activities
Net cash provided by operating activities was $1,501 million and $2,290 million in 2018 and 2017, respectively, a decrease of $789 million, or 34%. The decrease was primarily attributable to: (i) the favorable impact of changes in our operating assets and liabilities in 2017 discussed below which did not repeat in 2018 and (ii) higher payments (net of insurance proceeds) of legal settlements in 2018. Payments of accrued legal settlements were $224 million, primarily related to the settlement of the Allergan shareholder class actions and Solodyn® antitrust class actions litigations, and $221 million, primarily related to the settlement of the legacy Salix securities class action litigation, and Insurance proceeds for legal settlements were $0 and $60 million for 2018 and 2017, respectively.
Net cash provided by operating activities was $2,290 million and $2,087 million for 2017 and 2016, respectively, an increase of $203 million, or 10%. The increase was primarily attributable to the favorable impact of changes in our operating assets and liabilities in 2017 discussed below which did not occur in 2016 partially offset by higher payments (net of insurance proceeds) of legal settlements in 2017. Payments of accrued legal settlements were $221 million and $69 million and Insurance proceeds for legal settlements were $60 million and $0 for 2017 and 2016, respectively.
The favorable impact of changes in our operating assets and liabilities in 2017 was primarily attributable to: (i) better working capital management and (ii) the timing of the collection of trade receivables attributable to our fulfillment agreement with Walgreens in resolution of certain 2016 billing issues. As a result of our focus on our core businesses and divestitures of non-core businesses, we reduced our inventory days and working capital days during 2017. In 2017, we also simplified our supply chain by reducing the number of manufacturing sites and discontinued more than 1,900 stock keeping units or SKUs. These operational improvements generated over $800 million of additional cash from changes in working capital during 2017. Although we continually drive for operational excellence across our organization, at this time we believe we have right-sized the Company's working capital to a level that fits our business size and needs.
Investing Activities
Net cash (used in) provided by investing activities was $(196) million, $2,887 million and $(125) million and included payments for: (i) purchases of property, plant and equipment of $157 million, $171 million and $235 million and (ii) acquisitions of intangible assets and other assets previously acquired of $78 million, $165 million and $56 million, for the years 2018, 2017 and 2016, respectively. In 2017, net cash provided by investing activities included the net proceeds from sales of non-core assets of $3,253 million, as previously discussed, which were substantially used to reduce the Company's debt obligations.
Financing Activities
Net cash used in financing activities during 2018, 2017 and 2016 was primarily driven by repayments of long-term debt in execution of leadership’s commitment to improve the Company’s capital structure.
Net cash used in financing activities during 2018 was $1,353 million and included repayments of long-term debt of $10,101 million consisting of: (i) repayments of term loans under our Senior Secured Credit Facilities of $3,711 million, (ii) repayments of principal amounts due under our Senior Notes of $5,465 million, (iii) refinancing $500 million of outstanding amounts under our 2020 Revolving Credit Facility with our 2023 Revolving Credit Facility and (iv) repayments of our revolving credit facilities of $425 million. Issuance of long-term debt, net of discounts for 2018 was $8,944 million and included: (i) the net proceeds of: (a) $4,507 million from the issuance of $4,565 million in principal amount of June 2025 Term Loan B Facility, (b) $1,480 million from the issuance of $1,500 million in principal amount of April 2026 Unsecured Notes (c) $1,476 million from the issuance of $1,500 million in principal amount of November 2025 Term Loan B Facility and (d) $738 million from the issuance of $750 million in principal amount of January 2027 Unsecured Notes, (ii) refinancing $500 million of outstanding amounts under our 2020 Revolving Credit Facility with our 2023 Revolving Credit Facility and (iii) $250 million of borrowings under our revolving credit facilities.  The net proceeds from the Issuance of long-term debt, net of discounts in 2018 is further reduced by $7 million in payments we made in 2018 for issuance costs associated with senior notes issued during 2017. Payments for costs associated with the refinancing of certain debt was $102 million for 2018.
Net cash used in financing activities during 2017 was $4,963 million and included repayments of long-term debt of $14,203 million consisting of: (i) repayments of term loans under our Senior Secured Credit Facilities of $9,478 million, (ii) repayments of Senior Unsecured Notes of $4,100 million and (iii) repayments of amounts due under our revolving credit facility of $625 million. These repayments were funded with: (i) the net proceeds from the sales of non-core assets, including the Skincare Sale, the Dendreon Sale, the iNova Sale and the Obagi Sale, (ii) net proceeds of $9,424 million from the 2017 Refinancing Transactions and (iii) cash on hand. Payments for costs associated with the refinancing of certain debt was $110 million for 2017.
Net cash used in financing activities during 2016 was $1,963 million and included repayments of long-term debt of $2,436 million consisting of: (i) repayments of term loans under our Senior Secured Credit Facilities of $1,841 million and (ii) repayments of amounts due under our revolving credit facility of $595 million. Other uses of cash by financing activities included: (i) payment of deferred consideration of $500 million in connection with an acquisition, (ii) payments of contingent consideration of $123 million, including $50 million in connection with the FDA approval of Relistor® tablets and (iii) payments of $97 million in connection with certain amendments to our Senior Secured Credit Facilities. Repayments of long-term debt in 2016 were funded with: (i) borrowings under our revolving credit facility of $1,220 million, (ii) proceeds from the sale of non-core assets and (iii) cash on hand.
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
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt or issue equity or equity-linked securities. We believe our existing cash and cash generated from operations will be sufficient to service our debt obligations in the years 2019 through 2020.
Long-term Debt
Long-term debt, net of unamortized discounts and finance costs was $24,305 million and $25,444 million as of December 31, 2018 and December 31, 2017, respectively. Aggregate contractual principal amounts due under our debt obligations were $24,632 million and $25,752 million as of December 31, 2018 and 2017, respectively, a decrease of $1,120 million.

In March, June and November 2018, we accessed the credit markets and completed a series of transactions, whereby we extended approximately $8,300 million in aggregate maturities of certain debt obligations due to mature in March 2020 through July 2022, out to June 2025 through January 2027.  As part of these transactions we obtained less stringent loan financial maintenance covenants under our Senior Secured Credit Facilities and extended the availability of our revolving credit facility by more than three years by replacing our previously existing revolving credit facility due in April 2020 with the 2023 Revolving Credit Facility of $1,225 million.
Debt repayments - During 2018, we repaid: (i) $206 million of our Series F Tranche B Term Loan Facility, (ii) $200 million of our December 2021 Unsecured Notes, (iii) $171 million of our June 2025 Term Loan B Facility, (iv) $125 million of our July 2021 Unsecured Notes, (v) $104 million of our 6.375% October 2020 Unsecured Notes, (vi) the remaining $71 million of outstanding principal amount of our 7.00% Senior Unsecured Notes Due 2020, (vii) $19 million of our November 2025 Term Loan B Facility and (viii) $175 million (net of additional borrowings) of amounts outstanding under our revolving credit facilities. These repayments during 2018 were funded with cash on hand and reduced our outstanding debt obligations by more than $1,000 million.
2018 Refinancing Transactions
On March 26, 2018, BHA issued $1,500 million aggregate principal amount of April 2026 Unsecured Notes in a private placement, the net proceeds of which, along with cash on hand, were used to repurchase $1,500 million in aggregate principal amount of unsecured notes which consisted of: (i) $1,017 million in principal amount of our existing March 2020 Unsecured Notes, (ii) $411 million in principal amount of our existing 6.375% October 2020 Unsecured Notes and (iii) $72 million in principal amount of our existing August 2021 Unsecured Notes. All fees and expenses associated with these transactions were paid with cash on hand.
On June 1, 2018, the Company entered into the Restated Credit Agreement. The Restated Credit Agreement amended and restated in full the Third Amended Credit Agreement (as defined below). The Restated Credit Agreement replaced the 2020 Revolving Credit Facility with the 2023 Revolving Credit Facility of $1,225 million and replaced the Series F Tranche B Term Loan Facility principal amount outstanding of $3,315 million with the June 2025 Term Loan B Facility of $4,565 million.
In June 2018, using the net proceeds from the June 2025 Term Loan B Facility, the net proceeds from the issuance of $750 million of the January 2027 Unsecured Notes by BHA and cash on hand, the Company prepaid the remaining outstanding principal amounts of: (i) $691 million of the March 2020 Unsecured Notes, (ii) $578 million of the August 2021 Unsecured Notes, (iii) $550 million of the July 2022 Unsecured Notes and (iv) $146 million of the 6.375% October 2020 Unsecured Notes.
On November 27, 2018, the Company entered into the First Incremental Amendment to the Restated Credit Agreement which provided the November 2025 Term Loan B Facility of $1,500 million. The net proceeds and cash on hand were used to repurchase $1,483 million in outstanding principal amount of July 2021 Unsecured Notes in a tender offer. On December 27, 2018, the Company redeemed the remaining outstanding principal amount of $17 million of the July 2021 Unsecured Notes using cash on hand.
The aforementioned repayments, refinancings and other changes in our debt portfolio completed during 2018 have lowered our cash requirements for principal debt repayment over the next five years. The mandatory scheduled principal repayments of our debt obligations as of December 31, 2018 and 2017 were as follows:

(in millions)	December 31, 2018	December 31, 2017
2018	$—	$209
2019	228	—
2020	303	2,690
2021	1,003	3,175
2022	1,553	5,115
2023	6,348	6,051
Thereafter	15,197	8,512
	$24,632	$25,752
See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt” for further details.
The weighted average stated rate of interest as of December 31, 2018 and 2017 was 6.23% and 6.07%, respectively.

Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Third Amended Credit Agreement”) with a syndicate of financial institutions and investors.
On June 1, 2018, the Company entered into the Restated Credit Agreement, effectuating the Restated Credit Agreement which amended and restated in full the Company’s Third Amended Credit Agreement.
On November 27, 2018, the Company entered into the First Incremental Amendment to the Restated Credit Agreement which provided the November 2025 Term Loan B Facility of $1,500 million.
As of December 31, 2018, the Company had $75 million of outstanding borrowings, $169 million of issued and outstanding letters of credit, and remaining availability of $981 million under its 2023 Revolving Credit Facility.
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
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and bankers' acceptance rate borrowings. As of December 31, 2018, the stated rate of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility was 5.38% and 5.13% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2018, the remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $1,857 million through November 27, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or bankers' acceptance rate borrowings.  As of December 31, 2018, the stated rate of interest on the 2023 Revolving Credit Facility was 5.38% per annum. In addition, the Company is required to pay commitment fees of 0.25% - 0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
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
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by the Company’s subsidiary are senior unsecured obligations of the Company and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company, if any, may be required to guarantee the Senior Unsecured Notes.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
9.25% Senior Unsecured Notes due 2026 - March 2018 Refinancing Transactions
On March 26, 2018, BHA issued $1,500 million in aggregate principal amount of April 2026 Unsecured Notes in a private placement, the net proceeds of which, along with cash on hand, were used to repurchase $1,500 million in aggregate principal amount of unsecured notes which consisted of: (i) $1,017 million in principal amount of the March 2020 Unsecured Notes, (ii) $411 million in principal amount of the 6.375% October 2020 Unsecured Notes and (iii) $72 million in principal amount of the August 2021 Unsecured Notes.  During May 2018, BHA redeemed an additional $104 million in principal amount of 6.375% October 2020 Unsecured Notes using cash on hand. The April 2026 Unsecured Notes accrue interest at the rate of 9.25% per year, payable semi-annually in arrears on each of April 1 and October 1.

BHA may redeem all or a portion of the April 2026 Unsecured Notes at any time prior to April 1, 2022, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to April 1, 2021, BHA may redeem up to 40% of the aggregate principal amount of the outstanding April 2026 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the April 2026 Unsecured Notes indenture. On or after April 1, 2022, BHA may redeem all or a portion of the April 2026 Unsecured Notes at the applicable redemption prices set forth in the April 2026 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
8.50% Senior Unsecured Notes due 2027 - June 2018 Refinancing Transactions
As part of the June 2018 Refinancing Transactions, BHA issued $750 million in aggregate principal amount of January 2027 Unsecured Notes in a private placement, the proceeds of which, when combined with the remaining net proceeds from the June 2025 Term Loan B Facility and cash on hand, were used to redeem the June 2018 Unsecured Refinanced Debt at its aggregate redemption price. The January 2027 Unsecured Notes accrue interest at the rate of 8.50% per year, payable semi-annually in arrears on each of January 31 and July 31.
BHA may redeem all or a portion of the January 2027 Unsecured Notes at any time prior to July 31, 2022, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to July 31, 2021, BHA may redeem up to 40% of the aggregate principal amount of the outstanding January 2027 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the January 2027 Unsecured Notes indenture. On or after July 31, 2022, BHA may redeem all or a portion of the January 2027 Unsecured Notes at the applicable redemption prices set forth in the January 2027 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
Remaining Senior Unsecured Notes
In addition to the repurchases and refinancings of Senior Unsecured Notes discussed above, during 2018, we repurchased the remaining outstanding principal amount of $1,625 million of our July 2021 Unsecured Notes as follows: (i) $125 million on October 26, 2018 using cash on hand, (ii) $1,483 million on November 27, 2018 using the net proceeds from the November 2025 Term Loan B Facility in a tender offer and (iii) $17 million on December 27, 2018 using cash on hand.
The aggregate principal amount and aggregate principal amount net of discounts of our other Senior Unsecured Notes as of December 31, 2018 were $11,420 million and $11,325 million, respectively, and had limited activity during 2018.
Covenant Compliance
Any inability to comply with the financial maintenance covenant under the terms of our Restated Credit Agreement, Senior Secured Notes indentures or Senior Unsecured Notes indentures could lead to a default or an event of default for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under our Restated Credit Agreement, holders of our Senior Secured Notes and holders of our Senior Unsecured Notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver.
During 2017 and 2018, the Company completed several actions which included using cash flows from operations to repay debt and refinancing debt with near term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with its financial maintenance covenant. As of December 31, 2018, the Company was in compliance with the financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of this Form 10-K, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations over that same period.
The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenant and take other actions to reduce its debt levels to align with the Company’s long term strategy. We may consider taking other actions, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenant and meeting its debt service obligations.
The Senior Notes and Secured Notes are guaranteed by a substantial portion of the Company’s subsidiaries. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $2,954 million and $3,247 million and total liabilities of

$1,264 million and $1,367 million as of December 31, 2018 and 2017, respectively, and revenues of $1,689 million and $1,657 million and operating income of $174 million and $149 million for years ended December 31, 2018 and 2017, respectively.
Credit Ratings
In November 2018, Moody’s upgraded our credit ratings and revised our outlook to Stable from Positive. As of February 20, 2019, the credit ratings and outlook from Moody's, Standard & Poor's and Fitch for certain outstanding obligations of the Company were as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
Moody’s	B2	Ba2	B3	Stable
Standard & Poor’s	B	BB-	B-	Stable
Fitch	B-	BB-	B-	Stable
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
The following table summarizes our contractual obligations as of December 31, 2018 for the periods presented:

(in millions)	Total	2019	2020 and 2021	2022 and 2023	Thereafter
Long-term debt obligations, including interest	$33,757	$1,777	$4,382	$10,538	$17,060
Operating lease obligations	419	78	104	71	166
Purchase obligations	690	416	173	93	8
Total contractual obligations	$34,866	$2,271	$4,659	$10,702	$17,234
Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and include obligations for minimum inventory and capital expenditures, and outsourced information technology, product promotion and clinical research services.
The table of contractual obligations excludes payments for: (i) contingent milestone payments to third parties as part of certain development, collaboration and license agreements and (ii) acquisition-related contingent consideration. See Note 21, "COMMITMENTS AND CONTINGENCIES" and Note 6, "FAIR VALUE MEASUREMENTS" to our audited Consolidated Financial Statements for further details related to these contingent payments.
The table of contractual obligations excludes payments for uncertain tax positions totaling $345 million as of December 31, 2018 because a reliable estimate of the period in which uncertain tax positions will be payable, if ever, cannot be made.
Other Future Cash Requirements
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
In addition to our working capital requirements and other amounts presented in the contractual obligations table presented above, we expect our primary cash requirements for 2019 to include:

•
Debt repayments-We may, under certain circumstances, elect to make additional principal repayments during 2019. Further, in the ordinary course of business, we may borrow and repay amounts under our Revolving Credit Facility to meet business needs;

•
Capital expenditures-We expect to make payments of approximately $275 million for property, plant and equipment during 2019, of which there were $44 million in committed amounts as of December 31, 2018;

•	Contingent consideration payments-We expect to make contingent consideration and other approval/sales-based milestone payments of $44 million during 2019;

•
Restructuring and integration payments-We expect to make payments of $19 million during 2019 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through December 31, 2018; and

•
Benefit obligations-We expect to make payments under our pension and postretirement obligations of $2 million, $7 million and $5 million to the U.S. pension benefit plan, the non-U.S. pension benefit plans and the U.S. postretirement benefit plan, respectively during 2019. See Note 12, "PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS" to our audited interim Consolidated Financial Statements for further details of our benefit obligations.

Acquisition Agreement for Synergy Pharmaceuticals Inc. - As previously discussed, on December 12, 2018, we entered into an agreement to acquire certain assets of Synergy in a transaction valued at approximately $200 million plus certain assumed liabilities. Under the terms of the agreement, the Company will serve as the “stalking horse” bidder in a court-supervised auction and sale process pursuant to Section 363 of the Bankruptcy Code, which is expected to be completed in March 2019. Completion of this transaction is subject to other parties having an opportunity to submit competing bids (which may be superior to the Company's), bankruptcy court approval and other customary closing conditions. If the Company's bid is successful, among the assets to be acquired are the worldwide rights to the Trulance® (plecanatide) product; a once-daily tablet for adults with chronic idiopathic constipation and irritable bowel syndrome with constipation.
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
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for further details of these matters. Our ability to successfully defend the Company against pending and future litigation may impact cash flows.
OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “BHC”.
At February 14, 2019, we had 350,993,877 issued and outstanding common shares. In addition, as of February 14, 2019, we had 5,883,077 stock options and 5,053,653 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 1,464,669 performance-based RSUs that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 2,862,147 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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

Foreign Currency Risk
In the year ended December 31, 2018, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars.  We have exposure to multiple foreign currencies, including, among others, the Euro, Polish zloty, Chinese yuan, Canadian dollar and Mexican peso. Our operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls and fluctuations in the relative values of currencies. In November 2016, as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar, the Egyptian pound was significantly devalued.  Our exposure to the Egyptian pound is primarily with respect to Amoun Pharmaceutical Company S.A.E., which we acquired in October 2015, and which represented approximately 2% of our total 2018 and 2017 revenues. In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency revenues in relation to same currency expenses. Further strengthening of the U.S. dollar and/or further devaluation of foreign currencies will have a negative impact on our reported revenue and reported results. As of December 31, 2018, a 1% change in foreign currency exchange rates would have impacted our shareholders’ equity by approximately $31 million.
As of December 31, 2018, the unrealized foreign exchange loss on the translation of the remaining principal amount of the senior notes was $1,229 million, for Canadian income tax purposes. Additionally, as of December 31, 2018, the unrealized foreign exchange gain on certain intercompany balances was equal to $63 million. One-half of any realized foreign exchange gain or loss will be included in our Canadian taxable income. Any resulting gain will result in a corresponding reduction in our available Canadian Losses, Scientific Research and Experimental Development Pool, and/or Investment Tax Credit carryforward balances. However, the repayment of the senior notes and the intercompany loans denominated in U.S. dollars does not result in a foreign exchange gain or loss being recognized in our Consolidated Financial Statements, as these statements are prepared in U.S. dollars.
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
As of December 31, 2018, we had $16,962 million and $5,950 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1,500 million principal amount of issued fixed rate debt that requires repayment in Euros. The estimated fair value of our issued fixed rate debt as of December 31, 2018, including the foreign currency denominated debt, was $17,712 million. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $810 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $797 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $60 million in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
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
The Company adopted this guidance effective January 1, 2018 using the modified retrospective approach, and therefore, revenue reported for the years 2017 and 2016 have not been restated. Based upon review of customer contracts, the Company concluded the implementation of the new guidance did not have a material quantitative impact on its 2018 Consolidated Financial Statements as the timing of revenue recognition for product sales did not significantly change. The new guidance did however result in additional disclosures as to the nature, amounts, and concentrations of revenue.
Product Sales Provisions
The following table presents the activity and ending balances for our product sales provisions for each of the last three years.

(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2016	$103	$627	$902	$271	$112	$2,015
Current year provision	789	460	2,521	2,318	423	6,511
Payments or credits	(768)	(379)	(2,526)	(2,316)	(338)	(6,327)
Reserve balance, December 31, 2016	124	708	897	273	197	2,199
Current year provision	829	423	2,545	2,145	288	6,230
Payments or credits	(786)	(268)	(2,348)	(2,144)	(337)	(5,883)
Reserve balance, December 31, 2017	167	863	1,094	274	148	2,546
Current year provision	865	293	2,551	1,966	212	5,887
Payments or credits	(857)	(343)	(2,621)	(2,031)	(197)	(6,049)
Reserve balance, December 31, 2018	$175	$813	$1,024	$209	$163	$2,384
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $26 million as of December 31, 2018, which are reflected as a reduction of Trade accounts receivable, net in the Consolidated Balance Sheets.
The development and application of the critical accounting policies associated with the new revenue recognition guidance, including the policies associated with each of the above product sales provisions, are discussed in more detail in Note 2, "SIGNIFICANT ACCOUNTING POLICIES".
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
Acquisition-Related Contingent Consideration
Some of the business combinations that we have consummated include contingent consideration to be potentially paid based upon the occurrence of future events, such as sales performance and the achievement of certain future development, regulatory and sales milestones. Acquisition-related contingent consideration associated with a business combination is initially recognized at fair value and remeasured each reporting period, with changes in fair value recorded in the Consolidated Statements of Operations. The estimates of fair value involve the use of acceptable valuation methods, such as probability-weighted discounted cash flow analysis and Monte Carlo Simulation, and contain uncertainties as they require assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration result from several factors including changes in the timing and amount of revenue estimates, changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria and changes in discount rates. A change in any of these assumptions could produce a different fair value, which could have a material impact on our results of operations. At December 31, 2018, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 5% to 25%.

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
Management continually assesses the useful lives of the Company's long-lived assets. In 2017 and 2018, management revised the estimated useful lives of certain intangible assets in connection with market events and changes in assumptions. In 2017, the useful lives of certain product brands, with an aggregate carrying value of $7,618 million as of December 31, 2017, were revised to take into consideration, among other factors, various scenarios related to the date each product is anticipated to lose its exclusivity and the resulting potential changes in the forecasted sales. In addition, the useful life of the Salix Brand, with a carrying value of $569 million as of December 31, 2017, was revised from seventeen years to ten years to reflect a number of possible scenarios related to forecasted sales of its product portfolio.
Effective September 12, 2018, the Company changed the estimated useful life of its Xifaxan®-related intangible assets due to the positive impact of the agreement between the Company and Actavis resolving the intellectual property litigation regarding Xifaxan® tablets, 550 mg. As discussed in further detail in Note 20, "LEGAL PROCEEDINGS", the parties have agreed to dismiss all litigation related to Xifaxan® tablets, 550 mg and all intellectual property protecting Xifaxan® will remain intact and enforceable. As a result, the useful life of the Xifaxan® related intangible assets was extended from 2024 to January 1, 2028. This change in the estimated useful life is considered a change in accounting estimate and will result in changes to the Company's amortization expense prospectively. As of December 31, 2018, the net carrying value of the Xifaxan® related intangible assets was $4,848 million.
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
In January 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, goodwill impairment is measured as the amount by which a reporting unit's carrying value exceeds its fair value. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The Company elected to early adopt this guidance effective January 1, 2018.
Upon adopting the new guidance, the Company tested goodwill for impairment and determined that the carrying value of the Salix reporting unit exceeded its fair value. As a result of the adoption of new accounting guidance, the Company recognized a goodwill impairment of $1,970 million associated with the Salix reporting unit.
2018 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2018 and determined that the carrying value of the Dentistry reporting unit exceeded its fair value and, as a result, the Company recognized a goodwill impairment of $109 million for the Dentistry reporting unit, representing the full amount of goodwill for the reporting unit. Changing market conditions such as: (i) an increasing competitive environment and (ii) increasing pricing pressures negatively impacted the reporting unit's operating results. The Company is taking steps to address these changing market and business conditions.
The Company's remaining reporting units passed the goodwill impairment test as the estimated fair value of each reporting unit exceeded its carrying value at the date of testing and, therefore, there was no impairment to goodwill for any reporting unit other than the Dentistry reporting unit. In order to evaluate the sensitivity of its fair value calculations on the goodwill impairment test, the Company compared the carrying value of each reporting unit to its fair value as of October 1, 2018, the date of testing. As of October 1, 2018, the fair value of each reporting unit with associated goodwill exceeded its carrying value by more than 15%. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future. The Company will continue to perform qualitative interim assessments of the carrying value and fair value of the Ortho Dermatologics reporting unit on a quarterly basis to determine if impairment testing of goodwill will be warranted.
As previously discussed the Company estimated the fair value of each reporting unit using an income approach which values the unit based on the future cash flows expected from that reporting unit. Future cash flows are based on forward-looking information regarding market share and costs for each reporting unit and are discounted using an appropriate discount rate. Future discounted cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. The Company performed its annual impairment test as of October 1, 2018, utilizing long-term growth rates for its reporting units ranging from 1.0% to 3.0% and discount rates applied to the estimated cash flows ranging from 7.5% to 14.0% in estimation of fair value. To estimate cash flows beyond the final year of its model, the Company estimates a terminal value by applying an in perpetuity growth assumption and discount factor to determine the reporting unit's terminal value.
See Note 9, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements for further details on the goodwill impairments recognized in 2018 and 2017.

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
For the year ended December 31, 2017, the Company provided for income taxes, including the impacts of the Tax Act, in accordance with the accounting guidance issued through the date of issuance of its audited Consolidated Financial Statements. In accordance with that accounting guidance, the Company had provisionally provided for the income tax effects of the Tax Act as of December 31, 2017. The Company’s Benefit from income taxes for the year 2017 included provisional net tax benefits of $975 million attributable to the Tax Act for: (i) the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future of $774 million, (ii) the one-time Transition Toll Tax of $88 million and (iii) the decrease in deferred tax assets attributable to certain legal accruals, the deductibility of which is uncertain for U.S. federal income tax purposes, of $10 million. We provisionally utilized NOLs to offset the provisionally determined $88 million Transition Toll Tax and therefore no amount was recorded as payable. The Company has previously provided for residual U.S. federal income tax on its outside basis differences in certain foreign subsidiaries which, due to the Tax Act, are no longer taxable. As such, our residual U.S. federal income tax liability of $299 million prior to the law change was reversed and we recognized a deferred tax benefit of $299 million in the fourth quarter of 2017.
The provisional amounts included in the Company's Benefit from income taxes for the year 2017, including the Transition Toll Tax, were finalized during the three months ended December 31, 2018. In finalizing the Benefit from income taxes for the year 2017, the Company considered the guidance issued by accounting regulatory bodies, the U.S. Internal Revenue Service, state and local governments, and the proposed regulations regarding the one-time Transition Toll Tax on the pre-2018 earnings of certain non-U.S. subsidiaries issued by the U.S. Treasury Department on August 1, 2018. As part of its full assessment, the Company also assessed the impact of the Tax Act on the Company’s tax filings for the year 2017. Differences between the provisional net income tax benefits provided in 2017 attributable to the Tax Act of $975 million, as previously disclosed, and the benefit for income taxes as finalized are included in the Benefit from income taxes for the year ended December 31, 2018 and were not material to the Company’s financial results for the year ended December 31, 2018. Although the Company has completed its full assessment and finalized its accounting for the impact of the Tax Act, the Company will monitor guidance issued in the future and assess the impact, if any, on the amounts provided.
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
We determine the fair value of each RSU granted based on the trading price of our common shares on the date of grant, unless the vesting of the RSU is conditional on the attainment of any applicable performance goals based on total shareholder return, in which case we use a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the performance condition will be achieved. Changes to any of these inputs could materially affect the measurement of the fair value of the performance-based RSUs.
We also have performance-based RSUs that vest upon attainment of certain performance targets. We recognize the expense associated with these performance-based RSUs based on the number of RSUs we expect to vest, which is estimated by comparing our latest forecast to the applicable performance targets. If RSUs do not vest as a result of a determination that the prescribed performance goals failed to be attained, then no expense would be recognized and any expense previously recognized for the RSUs would be reversed upon such determination.
NEW ACCOUNTING STANDARDS
Information regarding the recently issued new accounting guidance (adopted and not adopted as of December 31, 2018) is contained in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our audited Consolidated Financial Statements.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, product development and future performance and results of current and anticipated products; anticipated revenues for our products, including the Significant Seven; anticipated growth in our Ortho Dermatologics business; expected R&D and marketing spend, including in connection with the promotion of the Significant Seven; our expected primary cash and working capital requirements for 2019 and beyond; the

Company's plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement"), and indentures; and our impairment assessments, including the assumptions used therein and the results thereof.
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

•
the past and ongoing scrutiny of our legacy business practices, including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York), and any pricing controls or price adjustments that may be sought or imposed on our products as a result thereof;

•
pricing decisions that we have implemented, or may in the future elect to implement, whether as a result of recent scrutiny or otherwise, such as the Patient Access and Pricing Committee’s commitment that the average annual price increase for our branded prescription pharmaceutical products will be set at no greater than single digits, or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);

•
legislative or policy efforts, including those that may be introduced and passed by the U.S. Congress, designed to reduce patient out-of-pocket costs for medicines, which could result in new mandatory rebates and discounts or other pricing restrictions, controls or regulations (including mandatory price reductions);

•
ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the “FDA”) and the results thereof;

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

•
any reductions in, or changes in the assumptions used in, our forecasts for 2019 or beyond, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our Restated Credit Agreement and/or indentures and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;

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

•
factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including the approval of pending and pipeline products (and the timing of such approvals), expected geographic expansion, changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;

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

•	adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in certain of the countries in which we do business;

•	the impact of the recently signed United States-Mexico-Canada Agreement (“USMCA”) and any potential changes to other trade agreements;

•	the final outcome and impact of Brexit negotiations;

•	the potentially escalating trade conflict between the United States and China;

•	our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property;

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

•	interest rate risks associated with our floating rate debt borrowings;

•	our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements, including the impact of our arrangements with Walgreens;

•	our ability to effectively promote our own products and those of our co-promotion partners, such as Doptelet® (Dova Pharmaceuticals, Inc.) and LucemyraTM (US WorldMeds, LLC);

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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of December 31, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required under this Item is incorporated herein by reference from information included in the 2019 Proxy Statement.
The Board of Directors has adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, the principal accounting officer, controller, and all vice presidents and above in the finance department of the Company worldwide. A copy of the Code of Ethics can be found as an annex to our Standards of Business Conduct, which is located on our website at: www.bauschhealth.com. We intend to satisfy the SEC disclosure requirements regarding amendments to, or waivers from, any provisions of our Code of Ethics on our website.
Item 11.    Executive Compensation
Information required under this Item relating to executive compensation is incorporated herein by reference from information included in the 2019 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information included in the 2019 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required under this Item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2019 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Information required under this Item relating to the fees for professional services rendered by our independent auditors in 2018 and 2017 is incorporated herein by reference from information included in the 2019 Proxy Statement.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of the report:

(1)	The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof.

(2)	Schedule II — Valuation and Qualifying Accounts.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2018
Allowance for doubtful accounts	$97	$4	$(4)	$(50)	$47
Deferred tax asset valuation allowance	$2,001	$870	$42	$—	$2,913
Year ended December 31, 2017
Allowance for doubtful accounts	$80	$33	$4	$(20)	$97
Deferred tax asset valuation allowance	$1,857	$221	$(77)	$—	$2,001
Year ended December 31, 2016
Allowance for doubtful accounts	$67	$57	$(22)	$(22)	$80
Deferred tax asset valuation allowance	$1,367	$627	$(137)	$—	$1,857
With respect to the deferred tax valuation allowance, the amounts in 2016, 2017 and 2018 charged to other accounts primarily relates to foreign currency fluctuations on debt.

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

3.4
Notice of Articles of Bausch Health Companies Inc., as of July 16, 2018, originally filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2018, which is incorporated by reference herein.

3.5
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

4.2
Indenture, dated as of January 30, 2015, between Valeant Pharmaceuticals International, Inc., the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, governing the 5.50% Senior Notes due 2023, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 30, 2015, which is incorporated by reference herein.

4.3
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

4.4
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

4.5
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

4.6
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

4.7
Indenture, dated as of December 18, 2017, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto and The Bank of New York Mellon, as trustee, governing the 9.00% Senior Notes due 2025, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 18, 2017, which is incorporated by reference herein.

4.8
Indenture, dated as of March 26, 2018, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the other guarantors party thereto and The Bank of New York Mellon, as trustee, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2018, which is incorporated by reference herein.

4.9
Indenture, dated as of June 1, 2018, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals international, Inc., the other guarantors party thereto and The Bank of New York Mellon, as trustee, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2018.

4.10
Form of Common Share Certificate of Bausch Health Companies Inc., originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2018, which is incorporated by reference herein.

10.1
Valeant Pharmaceuticals International, Inc. Amended and Restated 2014 Omnibus Incentive Plan, effective as of April 30, 2018, originally filed as Exhibit A to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed on March 21, 2018, which is incorporated by reference herein.†

10.2
Form of Matching Restricted Stock Unit Agreement (Matching Units) under the Bausch Health Companies Inc. Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018, which is incorporated by reference herein. †

10.3
Valeant Pharmaceuticals International, Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”), as approved by the shareholders on May 20, 2014, originally filed as Exhibit B to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2014, which is incorporated by reference herein.†

10.4
Form of Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.5
Form of Stock Option Grant Agreement (Nonstatutory Stock Options), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.6
Form of Restricted Stock Unit Award Agreement (Restricted Stock Units), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.7
Form of Retention Restricted Stock Unit Award Agreement, under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.8
Form of Director Restricted Share Units Award Agreement (Annual Grants), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein. †

10.9
Form of Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.10
Form of Stock Option Grant Agreement (Nonstatutory Stock Options), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.11
Form of Restricted Stock Unit Award Agreement (Restricted Stock Units), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein. †

10.12
Form of Make-Whole Award Agreement (Restricted Stock Units), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.13
Form of 2018 Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.14
Form of 2018 Restricted Stock Unit Agreement, under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.15
Form of 2018 Stock Option Grant Agreement (Nonstatutory Stock Options), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.16
Valeant Pharmaceuticals International, Inc. 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”), effective as of April 6, 2011, as amended on and approved by the shareholders on May 16, 2011, originally filed as Annex A to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2011, as amended by the Supplement dated May 10, 2011 to the Company's Management Proxy Circular and Proxy Statement filed with the Securities and Exchange Commission on May 10, 2011, which is incorporated by reference herein.†

10.17
Form of Stock Option Grant Agreement under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012, which is incorporated by reference herein.†

10.18
Valeant Pharmaceuticals International, Inc. Directors Share Unit Plan, effective May 16, 2011, originally filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed on August 8, 2011, which is incorporated by reference herein.†

10.19
Employment Agreement between Valeant Pharmaceuticals International, Inc. and Joseph C. Papa, dated as of April 25, 2016, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2016, which is incorporated by reference herein.†

10.20
Employment Agreement, dated as of August 17, 2016, between Valeant Pharmaceuticals International, Inc. and Paul S. Herendeen, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016, which is incorporated by reference herein.†

10.21
Employment Agreement between Valeant Pharmaceuticals International, Inc. and Christina Ackermann, dated July 8, 2016, originally filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.22
Employment Agreement between Valeant Pharmaceuticals International, Inc. and William Humphries, dated December 1, 2016, originally filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.23
Employment Agreement between Valeant Pharmaceuticals International, Inc. and Thomas Appio, dated March 23, 2017, originally filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.24
First Incremental Amendment, dated as of November 27, 2018, to the Fourth Amended and Restated Credit and Guaranty Agreement, by and among Bausch Health Companies Inc., Valeant Pharmaceuticals International, certain subsidiaries of Bausch Health Companies Inc. as guarantors, each of the financial institutions named therein as lenders and issuing banks and Barclays Bank PLC, as Administrative Agent, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2018, which is incorporated by reference herein and which First Incremental Amendment appends, as an exhibit thereto, a copy of such Fourth Amended and Restated Credit and Guaranty Agreement, as amended to date.

10.25*
Amended and Restated Supply Agreement dated October 25, 2018 among Salix Pharmaceuticals, Inc., Valeant Pharmaceuticals Ireland Limited, Valeant Pharmaceuticals Luxembourg s.à r.l. and Alfasigma S.p.A.**

10.26
Amended and Restated License Agreement dated August 6, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.95 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.27
Letter Amendment dated September 5, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.100 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.28*
Amendment No. 2 to the Amended and Restated License Agreement dated October 25, 2018 among Salix Pharmaceuticals, Inc., Valeant Pharmaceuticals Ireland Limited, Valeant Pharmaceuticals Luxembourg s.à r.l. and Alfasigma S.p.A.**

10.29
Trademark License Agreement (Alfa to Salix) dated August 6, 2012 by and between Alfa Wassermann Hungary Kft. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.98 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.30
License Agreement dated June 22, 2006 between Cedars-Sinai Medical Center and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.55 to Salix’s Current Report on Form 8-K filed on July 5, 2006, which is incorporated by reference herein.

10.31
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

10.32*
Amended and Restated Asset Purchase Agreement dated January 4, 2019 among Bausch Health Companies Inc., Bausch Health Ireland Limited, Synergy Pharmaceuticals Inc. and Synergy Advanced Pharmaceuticals, Inc. ††

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

BAUSCH HEALTH COMPANIES INC. (Registrant)

Date:	February 20, 2019	By:	/s/ JOSEPH C. PAPA

Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH C. PAPA Joseph C. Papa	Chief Executive Officer and Chairman of the Board	February 20, 2019
/s/ PAUL S. HERENDEEN Paul S. Herendeen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2019
/s/ SAM ELDESSOUKY Sam Eldessouky	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2019
/s/ RICHARD U. DESCHUTTER Richard U. DeSchutter	Director	February 20, 2019
/s/ D. ROBERT HALE D. Robert Hale	Director	February 20, 2019
/s/ ARGERIS N. KARABELAS Argeris N. Karabelas	Director	February 20, 2019
/s/ SARAH B. KAVANAGH Sarah B. Kavanagh	Director	February 20, 2019
/s/ JOHN PAULSON John Paulson	Director	February 20, 2019
/s/ ROBERT N. POWER Robert N. Power	Director	February 20, 2019
/s/ RUSSEL C. ROBERTSON Russel C. Robertson	Director	February 20, 2019
/s/ THOMAS W. ROSS, SR. Thomas W. Ross, Sr.	Director	February 20, 2019
/s/ ANDREW C. VON ESCHENBACH Andrew C. von Eschenbach	Director	February 20, 2019
/s/ AMY B. WECHSLER Amy B. Wechsler	Director	February 20, 2019

BAUSCH HEALTH COMPANIES INC.

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
February 20, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bausch Health Companies Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Bausch Health Companies Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes, and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for income taxes and the manner in which it accounts for goodwill in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 20, 2019

We have served as the Company’s auditor since 2012.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$721	$720
Restricted cash	2	77
Trade receivables, net	1,865	2,130
Inventories, net	934	1,048
Prepaid expenses and other current assets	689	771
Total current assets	4,211	4,746
Property, plant and equipment, net	1,353	1,403
Intangible assets, net	12,001	15,211
Goodwill	13,142	15,593
Deferred tax assets, net	1,676	433
Other non-current assets	109	111
Total assets	$32,492	$37,497
Liabilities
Current liabilities:
Accounts payable	$411	$365
Accrued and other current liabilities	3,197	3,694
Current portion of long-term debt and other	228	209
Total current liabilities	3,836	4,268
Acquisition-related contingent consideration	298	344
Non-current portion of long-term debt	24,077	25,235
Deferred tax liabilities, net	885	1,180
Other non-current liabilities	581	526
Total liabilities	29,677	31,553
Commitments and contingencies (Notes 20 and 21)
Equity
Common shares, no par value, unlimited shares authorized, 349,871,102 and 348,708,567 issued and outstanding at December 31, 2018 and 2017, respectively	10,121	10,090
Additional paid-in capital	413	380
Accumulated deficit	(5,664)	(2,725)
Accumulated other comprehensive loss	(2,137)	(1,896)
Total Bausch Health Companies Inc. shareholders’ equity	2,733	5,849
Noncontrolling interest	82	95
Total equity	2,815	5,944
Total liabilities and equity	$32,492	$37,497
On behalf of the Board:

/s/ JOSEPH C. PAPA	/s/ RUSSEL C. ROBERTSON
Joseph C. Papa	Russel C. Robertson
Chief Executive Officer	Chairperson, Audit and Risk Committee
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues
Product sales	$8,271	$8,595	$9,536
Other revenues	109	129	138
	8,380	8,724	9,674
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	2,309	2,506	2,572
Cost of other revenues	42	42	39
Selling, general and administrative	2,473	2,582	2,810
Research and development	413	361	421
Amortization of intangible assets	2,644	2,690	2,673
Goodwill impairments	2,322	312	1,077
Asset impairments	568	714	422
Restructuring and integration costs	22	52	132
Acquired in-process research and development costs	1	5	34
Acquisition-related contingent consideration	(9)	(289)	(13)
Other (income) expense, net	(21)	(353)	73
	10,764	8,622	10,240
Operating (loss) income	(2,384)	102	(566)
Interest income	11	12	8
Interest expense	(1,685)	(1,840)	(1,836)
Loss on extinguishment of debt	(119)	(122)	—
Foreign exchange and other	23	107	(41)
Loss before benefit from income taxes	(4,154)	(1,741)	(2,435)
Benefit from income taxes	10	4,145	27
Net (loss) income	(4,144)	2,404	(2,408)
Net income attributable to noncontrolling interest	(4)	—	(1)
Net (loss) income attributable to Bausch Health Companies Inc.	$(4,148)	$2,404	$(2,409)
(Loss) earnings per share attributable to Bausch Health Companies Inc.
Basic	$(11.81)	$6.86	$(6.94)
Diluted	$(11.81)	$6.83	$(6.94)

Weighted-average common shares
Basic	351.3	350.2	347.3
Diluted	351.3	351.8	347.3
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Years Ended December 31,
	2018	2017	2016
Net (loss) income	$(4,144)	$2,404	$(2,408)
Other comprehensive (loss) income
Foreign currency translation adjustment	(237)	202	(548)
Net unrealized holding loss on sale of assets and businesses:
Arising in period	—	(26)	—
Reclassification to net (loss) income	—	26	—
	(237)	202	(548)
Pension and postretirement benefit plan adjustments:
Newly established prior service credit	—	—	6
Net actuarial (loss) gain arising during the year	(7)	20	(32)
Amortization of prior service credit	(4)	(4)	(3)
Amortization or settlement recognition of net gain	1	2	1
Income tax benefit (expense)	3	(4)	4
Foreign currency impact	—	1	1
Net pension and postretirement benefit plan adjustments	(7)	15	(23)
Other comprehensive (loss) income	(244)	217	(571)
Comprehensive (loss) income	(4,388)	2,621	(2,979)
Comprehensive (income) loss attributable to noncontrolling interest	(1)	(4)	4
Comprehensive (loss) income attributable to Bausch Health Companies Inc.	$(4,389)	$2,617	$(2,975)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Bausch Health Companies Inc. Shareholders' Equity
	Common Shares				Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity
Balance, January 1, 2016	342.9	$9,897	$305	$(2,750)	$(1,542)	$5,910	$119	$6,029
Effect of application of new accounting standard: Share-based payments	—	—	—	30	—	30	—	30
Common shares issued under share-based compensation plans	4.9	141	(108)	—	—	33	—	33
Share-based compensation	—	—	165	—	—	165	—	165
Employee withholding taxes related to share-based awards	—	—	(11)	—	—	(11)	—	(11)
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net (loss) income	—	—	—	(2,409)	—	(2,409)	1	(2,408)
Other comprehensive loss	—	—	—	—	(566)	(566)	(5)	(571)
Balance, December 31, 2016	347.8	10,038	351	(5,129)	(2,108)	3,152	106	3,258
Common shares issued under share-based compensation plans	0.9	52	(52)	—	—	—	—	—
Share-based compensation	—	—	87	—	—	87	—	87
Employee withholding taxes related to share-based awards	—	—	(4)	—	—	(4)	—	(4)
Acquisition of noncontrolling interest	—	—	(2)	—	(1)	(3)	(6)	(9)
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net income	—	—	—	2,404	—	2,404	—	2,404
Other comprehensive income	—	—	—	—	213	213	4	217
Balance, December 31, 2017	348.7	10,090	380	(2,725)	(1,896)	5,849	95	5,944
Effect of application of new accounting standard: Income taxes (see Note 2)	—	—	—	1,209	—	1,209	—	1,209
Common shares issued under share-based compensation plans	1.2	31	(29)	—	—	2	—	2
Share-based compensation	—	—	87	—	—	87	—	87
Employee withholding taxes related to share-based awards	—	—	(10)	—	—	(10)	—	(10)
Acquisition of noncontrolling interest	—	—	(15)	—	—	(15)	(3)	(18)
Noncontrolling interest distributions	—	—	—	—	—	—	(11)	(11)
Net (loss) income	—	—	—	(4,148)	—	(4,148)	4	(4,144)
Other comprehensive loss	—	—	—	—	(241)	(241)	(3)	(244)
Balance, December 31, 2018	349.9	$10,121	$413	$(5,664)	$(2,137)	$2,733	$82	$2,815

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net (loss) income	$(4,144)	$2,404	$(2,408)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	2,819	2,858	2,866
Amortization and write-off of debt discounts and debt issuance costs	79	151	118
Asset impairments	568	714	422
Goodwill impairment	2,322	312	1,077
Acquisition accounting adjustment on inventory sold	—	—	38
Acquisition-related contingent consideration	(9)	(289)	(13)
Allowances for losses on trade receivables and inventories	69	119	174
Deferred income taxes	(144)	(4,386)	(236)
Loss (gain) on disposal of assets and businesses	6	(579)	(8)
(Reductions) additions to accrued legal settlements	(27)	226	59
Insurance proceeds for legal settlement	—	60	—
Payments of accrued legal settlements	(224)	(221)	(69)
Share-based compensation	87	87	165
Foreign exchange (gain) loss	(19)	(106)	14
Loss on extinguishment of debt	119	122	—
Payments of contingent consideration adjustments, including accretion	(2)	(4)	(28)
Other	(17)	(22)	26
Changes in operating assets and liabilities:
Trade receivables	216	417	(34)
Inventories	(5)	7	(164)
Prepaid expenses and other current assets	(72)	33	232
Accounts payable, accrued and other liabilities	(121)	387	(144)
Net cash provided by operating activities	1,501	2,290	2,087
Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	5	—	(19)
Acquisition of intangible assets and other assets	(78)	(165)	(56)
Purchases of property, plant and equipment	(157)	(171)	(235)
Purchases of marketable securities	(7)	(7)	(1)
Proceeds from sale of marketable securities	7	2	17
Proceeds from sale of assets and businesses, net of costs to sell	34	3,253	199
Reduction of cash due to deconsolidation	—	—	(30)
Other	—	(25)	—
Net cash (used in) provided by investing activities	(196)	2,887	(125)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	8,944	9,424	1,220
Repayments of long-term debt	(10,101)	(14,203)	(2,436)
Borrowings of short-term debt	—	1	3
Repayments of short-term debt	(3)	(8)	(3)
Proceeds from exercise of stock options	2	—	33
Payment of employee withholding tax upon vesting of share-based awards	(10)	(4)	(11)
Payments of contingent consideration	(37)	(45)	(123)
Payments of deferred consideration	(18)	—	(540)
Payments of financing costs	(102)	(110)	(97)
Other	(28)	(18)	(9)
Net cash used in financing activities	(1,353)	(4,963)	(1,963)
Effect of exchange rate changes on cash and cash equivalents	(26)	41	(54)
Net (decrease) increase in cash and cash equivalents and restricted cash	(74)	255	(55)
Cash and cash equivalents and restricted cash, beginning of year	797	542	597
Cash and cash equivalents and restricted cash, end of year	$723	$797	$542

Cash and cash equivalents, end of year	$721	$720	$542
Restricted cash, end of year	2	77	—
Cash and cash equivalents and restricted cash, end of year	$723	$797	$542

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS
Bausch Health Companies Inc. (the “Company”), formerly known as Valeant Pharmaceuticals International, Inc., is a multinational, specialty pharmaceutical and medical device company that develops, manufactures and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices) which are marketed directly or indirectly in over 90 countries. Effective August 9, 2013, the Company continued from the federal jurisdiction of Canada to the Province of British Columbia, meaning that the Company became a company registered under the laws of the Province of British Columbia as if it had been incorporated under the laws of the Province of British Columbia. As a result of this continuance, the legal domicile of the Company became the Province of British Columbia, the Canada Business Corporations Act ceased to apply to the Company and the Company became subject to the British Columbia Business Corporations Act.

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The Consolidated Financial Statements have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), applied on a consistent basis. In preparing the Company’s Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates, chargebacks, discounts and allowances and distribution fees paid to certain wholesalers; useful lives of amortizable intangible assets and property, plant and equipment; expected future cash flows used in evaluating intangible assets for impairment, assessing compliance with debt covenants and making going concern assessments; reporting unit fair values for testing goodwill for impairment and allocating goodwill to new reporting unit structure on a relative fair value basis; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets; and the recognition of the fair value of assets and liabilities acquired in a business combination, including the fair value of contingent consideration. Under certain product manufacturing and supply agreements, management uses information from the Company’s commercialization counterparties to arrive at estimates for future returns, rebates and chargebacks.
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
The Company invests its excess cash in high-quality, money market instruments and term deposits with varying maturities, but typically less than three months. The Company’s cash and cash equivalents are invested in various investment grade institutional money market accounts and bank term deposits. Cash deposited at banks may exceed the amount of insurance provided on such deposits. Generally, these cash deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate such risks by spreading its risk across multiple counterparties and monitoring the risk profiles of these counterparties.
The Company’s trade receivables primarily represent amounts due from wholesale distributors, retail pharmacies, government entities and group purchasing organizations. Outside of the U.S., concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the number of customers using the Company’s products, as well as their dispersion across many different geographic regions. The Company performs periodic credit evaluations of customers and does not require collateral. The Company monitors economic conditions, including volatility associated with international economies, and related impacts on the relevant financial markets and its business, especially in light of sovereign credit issues. The credit and economic conditions within Portugal, Greece, among other members of the European Union, Brazil, Egypt, Argentina, Turkey and Ukraine have been weak in recent years. In November 2016, as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar, the Egyptian pound was significantly devalued.  The Company's exposure to the Egyptian pound is with respect to the Amoun Pharmaceutical Company S.A.E. business acquired in October 2015, which represented approximately 2% of the Company's revenue in each of the years 2018, 2017 and 2016 total revenues. These conditions have increased, and may continue to increase, the average length of time that it takes to collect on the Company’s trade receivables outstanding in these countries.
An allowance for doubtful accounts is maintained for potential credit losses based on the aging of trade receivables, historical bad debts experience and changes in customer payment patterns. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for sales returns and allowances and provisions for doubtful accounts of $47 million and $97 million as of December 31, 2018 and 2017, respectively.
As of December 31, 2018, the Company’s three largest U.S. wholesaler customers accounted for approximately 39% of net trade receivables. In addition, as of December 31, 2018 and 2017, the Company’s net trade receivable balance from Greece, Portugal, Ukraine, Turkey, Egypt, Argentina and Brazil amounted to $110 million and $230 million, respectively, the majority of which is current or less than 90 days past due. The portion of the net trade receivable from these countries that is past due more than 90 days amounted to $2 million, as of December 31, 2018, a portion of which is comprised of public hospitals. Based on analysis of bad debt experience and assessment of historical payment patterns for such customers, the Company has established a reserve covering approximately half of the balance past due more than 90 days for such countries. The Company has not experienced any significant losses from uncollectible accounts in the three-year period ended December 31, 2018.
Inventories
Inventories comprise raw materials, work in process and finished goods, which are valued at the lower of cost or net realizable value, on a first-in, first-out basis. The cost value for work in process and finished goods inventories includes materials, direct labor and an allocation of overheads.
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

Property, Plant and Equipment
Property, plant and equipment are reported at cost, less accumulated depreciation. Costs incurred on assets under construction are capitalized as construction in progress. Depreciation is calculated using the straight-line method, commencing when the assets become available for productive use, based on the following estimated useful lives:

Land improvements	15 - 30 years
Buildings and improvements	Up to 40 years
Machinery and equipment	3 - 20 years
Other equipment	3 - 10 years
Equipment on operating lease	Up to 5 years
Leasehold improvements and capital leases	Lesser of term of lease or 10 years
Intangible Assets
Intangible assets are reported at cost, less accumulated amortization and impairments. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization is calculated primarily using the straight-line method based on the following estimated useful lives:

Product brands	2 - 20 years
Corporate brands	7 - 20 years
Product rights	3 - 15 years
Partner relationships	7 - 9 years
Out-licensed technology and other	8 - 10 years
Divestitures of Products
The net of the proceeds on the divestiture of products and the carrying amount of the related assets is recorded as a gain/loss on sale within Other (income) expense, net. Any contingent payments that are potentially due to the Company as a result of these divestitures are recorded when realizable.
IPR&D
The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When the related research and development is completed, the asset will be assigned a useful life and amortized. IPR&D assets are tested for impairment at least annually or when triggering events are identified.
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
Impairment of Long-Lived Assets
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected undiscounted cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted future cash flows.
Indefinite-lived intangible assets, which includes acquired IPR&D and the corporate trademark acquired in the acquisition of Bausch & Lomb Holdings Incorporated (the ‘‘B&L Trademark’’), are tested for impairment annually or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of the asset to its carrying value.

Goodwill
Goodwill is recorded with the acquisition of a business and is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at least annually as of October 1st at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment.
An interim goodwill impairment test in advance of the annual impairment assessment may be required if events occur that indicate an impairment might be present. For example, a substantial decline in the Company’s market capitalization, changes in reportable segments, unexpected adverse business conditions, economic factors and unanticipated competitive activities may signal that an interim impairment test is needed. Accordingly, among other factors, the Company monitors changes in its share price between annual impairment tests. The Company considers a decline in its share price that corresponds to an overall deterioration in stock market conditions to be less of an indicator of goodwill impairment than a unilateral decline in its share price reflecting adverse changes in its underlying operating performance, cash flows, financial condition and/or liquidity. In the event that the Company’s market capitalization does decline below its book value, the Company would consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. The Company believes that short-term fluctuations in share prices may not necessarily reflect underlying values.
Prior to January 1, 2018, the goodwill impairment test consisted of two steps. In step one, the Company compared the carrying value of each reporting unit to its fair value. In step two, if the carrying value of a reporting unit exceeded its fair value, the Company would measure goodwill impairment as the excess of the carrying value of the reporting unit’s goodwill over the fair value of its goodwill, if any. The fair value of goodwill was derived as the excess of the fair value of the reporting unit over the fair value of the reporting unit’s identifiable assets and liabilities.
Effective January 1, 2018, the Company elected to early adopt guidance issued by the Financial Accounting Standards Board ("FASB") which simplified the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, as of January 1, 2018 and all subsequent periods, goodwill impairment is measured as the amount by which a reporting unit's carrying value exceeds its fair value.
Debt Discounts, Issuance Costs and Deferred Financing Costs
Debt discounts and issuance costs are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the related debt and are amortized, using the effective interest method, as interest expense over the contractual lives of the related credit facilities or notes. Deferred financing costs associated with revolving credit facility arrangements are included in the balances of Prepaid expenses and other current assets and Other non-current assets in the Consolidated Balance Sheets and are amortized as interest expense over the contractual life of the related revolving credit facility.
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
Foreign currency exchange gains and losses on transactions occurring in a currency other than an operation’s functional currency are recognized in Net (loss) income.
Revenue Recognition
As discussed under the caption "Adoption of New Accounting Standards" to this Note 2, effective January 1, 2018, the Company adopted guidance issued by the FASB regarding recognizing revenue from contracts with customers. Based upon review of current customer contracts, the Company concluded the implementation of the new guidance did not have a material quantitative impact on its Consolidated Financial Statements as the timing of revenue recognition for product sales did not significantly change. The Company adopted this guidance using the modified retrospective approach, and therefore, revenue reported for the years 2017 and 2016 have not been restated. Although the new guidance did result in additional disclosures as to the nature, amounts and concentrations of revenue, it did not have a material impact on the Company's significant accounting policies. The revenue recognition policies as enumerated below reflect the Company's accounting policies effective January 1, 2018, which did not have a materially different financial statement result than what the results would have been under the previous accounting policies for revenue recognition.

The Company’s revenues are primarily generated from product sales that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 22, "SEGMENT INFORMATION" for the disaggregation of revenue which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
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
Product Sales
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
The following table presents the activity and ending balances of the Company’s variable consideration provisions for the year ended December 31, 2018.

(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2018	$167	$863	$1,094	$274	$148	$2,546
Current period provision	865	293	2,551	1,966	212	5,887
Payments and credits	(857)	(343)	(2,621)	(2,031)	(197)	(6,049)
Reserve balance, December 31, 2018	$175	$813	$1,024	$209	$163	$2,384
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $26 million as of December 31, 2018, which are reflected as a reduction of Trade accounts receivable, net in the Consolidated Balance Sheets.
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
Returns
Consistent with industry practice, customers are generally allowed to return products within a specified period of time before and after its expiration date, excluding European businesses which generally do not provide a right of return. The returns provision is estimated utilizing historical sales and return rates over the period during which customers have a right of return, taking into account available information on competitive products and contract changes. The information utilized to estimate the returns provision includes: (i) historical return and exchange levels, (ii) external data with respect to inventory levels in the wholesale distribution channel, (iii) external data with respect to prescription demand for products, (iv) remaining shelf lives of products at the date of sale and (v) estimated returns liability to be processed by year of sale based on an analysis of lot information related to actual historical returns.
In determining the estimate for returns, management is required to make certain assumptions regarding the timing of the introduction of new products and the potential of these products to capture market share. In addition, certain assumptions with respect to the extent and pattern of decline associated with generic competition are necessary. These assumptions are formulated using market data for similar products, past experience and other available information. These assumptions are continually reassessed, and changes to the estimates and assumptions are made as new information becomes available. A change of 1% in the estimated return rates would have impacted the Company’s pre-tax earnings by approximately $86 million for the year ended December 31, 2018.
The estimate for returns may be impacted by a number of factors, but the principal factor relates to the inventory levels in the distribution channel. When management becomes aware of an increase in such inventory levels, it considers whether the increase may be temporary or other-than-temporary. Temporary increases in wholesaler inventory levels will not differ from original estimates of provision for returns. Other-than-temporary increases in wholesaler inventory levels, however, may be an indication that future product returns could be higher than originally anticipated, and, as a result, estimates for returns may need to be adjusted. Factors that suggest increases in wholesaler inventory levels are temporary include: (i) recently implemented or announced price increases for certain products, (ii) new product launches or expanded indications for existing products and (iii) timing of purchases by wholesale customers. Conversely, factors that suggest increases in wholesaler inventory levels are other-than-temporary include: (i) declining sales trends based on prescription demand, (ii) introduction of new products or generic competition, (iii) increasing price competition from generic competitors and (iv) changes to the U.S. National Drug Codes (“NDC”) of products. Changes in the NDC of products could result in a period of higher returns related to products with the old NDC, as U.S. customers generally permit only one NDC per product for identification and tracking within their inventory systems.
Rebates and Chargebacks
Product sales made under governmental and managed-care pricing programs in the U.S. are subject to rebates.  The Company participates in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby rebates are provided to participating government entities. Medicaid rebates are generally billed 45 days after the quarter, but can be billed up to 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, the Medicaid rebate reserve includes an estimate of outstanding claims for end-customer sales that occurred, but for which the related claim has not been billed and/or paid, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. The calculation of the Medicaid rebate reserve also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. A change of 1% in the volume of product sold through to Medicaid plan participants would have impacted the Company’s pre-tax earnings by approximately $87 million for the year ended December 31, 2018. Quarterly, the Medicaid rebate reserve is adjusted based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of that reserve for several periods.
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
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Adjustments to actual for the years ended December 31, 2018 and 2017 were not material to the Company’s revenues or earnings.
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
Distribution Fees
The Company sells product primarily to wholesalers, and in some instances to large pharmacy chains such as CVS and Wal-Mart. The Company has Distribution Services Agreements ("DSAs") with several large wholesale customers such as McKesson Corporation, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Specialty. Under the DSAs, the wholesalers agree to provide services, and the Company pays the contracted DSA distribution service fees for these services based on product volumes. Additionally, price appreciation credits are generated when the Company increases a product’s wholesaler acquisition cost (“WAC”) under contracts with certain wholesalers. Under such contracts, the Company is entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are offset against the total distribution service fees paid to each such wholesaler. The variable consideration associated with price appreciation credits is reflected in the transaction price of products sold when it is determined to be probable that a significant reversal will not occur. Net revenue from price appreciation credits for the year ended December 31, 2018 was $31 million and is a reduction of distribution fees in the variable consideration provisions table above.
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
Research and Development Expenses
Costs related to internal research and development programs, including costs associated with the development of acquired IPR&D, are expensed as goods are delivered or services are performed. Under certain research and development arrangements with third parties, the Company may be required to make payments that are contingent on the achievement of specific developmental, regulatory and/or commercial milestones. Milestone payments made to third parties before a product receives regulatory approval, but after the milestone is determined to be probable, are expensed and included in Research and development expenses. Milestone payments made to third parties after regulatory approval is received are capitalized and amortized over the estimated useful life of the approved product.
Amounts due from third parties as reimbursement of development activities conducted under certain research and development arrangements are recognized as a reduction of Research and development expenses.
Legal Costs
Legal fees and other costs related to litigation and other legal proceedings or services are expensed as incurred and are included in Selling, general and administrative expenses. Certain legal costs associated with acquisitions are included in Acquisition-related costs, and certain legal costs associated with divestitures, legal settlements and other business development activities are included in Other (income) expense, net or Gain on investments, net, as appropriate. Legal costs expensed are reported net of expected insurance recoveries. A claim for insurance recovery is recognized when realization becomes probable.
Advertising Costs
Advertising costs comprise product samples, print media, promotional materials and television advertising. Advertising costs related to new product launches are expensed on the first use of the advertisement. Included in Selling, general and administrative expenses are advertising costs of $481 million, $462 million and $564 million, for 2018, 2017 and 2016, respectively.
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

Capitalized interest related to construction in progress as of December 31, 2018 and 2017 was $34 million and $32 million, respectively, and is included in Property, plant and equipment, net.
Income Taxes
Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the temporary differences between the financial statement and income tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. A valuation allowance is provided for the portion of deferred tax assets that is more likely than not to remain unrealized. Deferred tax assets and liabilities are measured using enacted tax rates and laws. Deferred tax assets for outside basis differences in investments in subsidiaries are only recognized if the difference will be realized in the foreseeable future.
The tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority, based on the technical merits of the position. The tax benefits recognized from such position are measured based on the amount for which there is a greater than 50% likelihood of being realized upon settlement. Liabilities associated with uncertain tax positions are classified as long-term unless expected to be paid within one year. Interest and penalties related to uncertain tax positions, if any, are recorded in the provision for income taxes and classified with the related liability on the consolidated balance sheets.
In accordance with recently issued accounting guidance, the Company has provided for the income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) which was enacted on December 22, 2017. The Company has finalized the provisional amounts during the year ended December 31, 2018.
Earnings Per Share
Basic (Loss) earnings per share attributable to Bausch Health Companies Inc. is calculated by dividing Net (loss) income attributable to Bausch Health Companies Inc. by the weighted-average number of common shares outstanding during the reporting period. Diluted (Loss) earnings per share attributable to Bausch Health Companies Inc. is calculated by dividing Net (loss) income attributable to Bausch Health Companies Inc. by the weighted-average number of common shares outstanding during the reporting period after giving effect to dilutive potential common shares for stock options and RSUs, determined using the treasury stock method.
Comprehensive Income
Comprehensive (loss) income comprises Net (loss) income and Other comprehensive (loss) income. Other comprehensive (loss) income includes items such as foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale and other investments and certain pension and other postretirement benefit plan adjustments. Accumulated other comprehensive loss is recorded as a component of shareholders’ equity.
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
The Company adopted this guidance effective January 1, 2018 using the modified retrospective approach, and therefore, revenue reported for the years 2017 and 2016 have not been restated. Based upon review of customer contracts, the Company concluded the implementation of the new guidance did not have a material quantitative impact on its 2018 Consolidated Financial Statements as the timing of revenue recognition for product sales did not significantly change. The new guidance did however result in additional disclosures as to the nature, amounts, and concentrations of revenue. See "Revenue Recognition" discussed in this Note 2 and Note 22, "SEGMENT INFORMATION" for additional details and the application of this guidance.
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
In January 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, goodwill impairment is measured as the amount by which a reporting unit's carrying value exceeds its fair value. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The Company elected to early adopt this guidance effective January 1, 2018. The Company tested goodwill for impairment upon adopting this guidance and recognized impairment charges of $2,213 million, related to its Salix reporting unit and Ortho Dermatologics reporting unit at January 1, 2018. See Note 9, "INTANGIBLE ASSETS AND GOODWILL" for additional details and the application of this guidance.

Recently Issued Accounting Standards, Not Adopted as of December 31, 2018
In February 2016, the FASB issued guidance on lease accounting to increase transparency and comparability among organizations that lease buildings, equipment and other assets by requiring the recognition of lease assets and lease liabilities on the balance sheet. Consistent with the current lease accounting standard, leases will continue to be classified as finance leases or operating leases. The classification is determined based on whether the risks and rewards, as well as substantive control, have been transferred to the Company and its determination will govern the pattern of lease cost recognition. Finance leases will be accounted for in substantially the same manner as capital leases are accounted for under current U.S. GAAP. Operating leases will be accounted for (both in the statement of operations and statement of cash flows) in a manner consistent with operating leases under existing U.S. GAAP. However, as it relates to the balance sheet, lessees will recognize lease liabilities based upon the present value of remaining lease payments and corresponding right of use lease assets for operating leases with limited exception. The new guidance will also require lessees and lessors to provide additional qualitative and quantitative disclosures to help financial statement users assess the amount, timing and uncertainty of cash flows arising from leases.
The new guidance is effective for annual reporting periods beginning after December 15, 2018. Early application is permitted. The Company has adopted the standard on January 1, 2019, and is electing to apply the modified retrospective approach to recognize a cumulative-effect adjustment to accumulated deficit at the adoption date. The Company also has elected the available practical expedients upon adoption. The Company has updated its systems, processes and controls to track, record and account for its lease portfolio. The Company has implemented a third-party software tool to assist in complying with the new standard. The Company is in the process of completing an analysis of the Company's existing lease arrangements including the Company's assessment of the impact that embedded leases within the Company's service arrangements will have on the Consolidated Balance Sheets.
The inclusion of lease-related assets and liabilities will have a material impact on the Consolidated Balance Sheets. As of December 31, 2018, the Company had undiscounted future minimum lease payments of approximately $419 million under the Company's portfolio of non-cancelable operating leases primarily relating to facilities, vehicles and equipment. The final right-of-use and lease liability to be recorded under the new guidance will be discounted and is not expected to have a material impact on the Consolidated Statements of Operations. The accounting for capital leases will remain substantially unchanged under the new standard. Additionally, the new standard will not have a material impact on the Company's lessor activities.
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
In August 2018, the FASB issued guidance aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted.  The Company will early adopt this guidance prospectively for all implementation costs incurred after January 1, 2019.

3.	ACQUISITIONS
Acquisition Agreement for Synergy Pharmaceuticals Inc.
On December 12, 2018, the Company entered into an agreement to acquire certain assets of Synergy Pharmaceuticals Inc. ("Synergy") in a transaction valued at approximately $200 million plus certain assumed liabilities. Under the terms of the agreement, the Company will serve as the “stalking horse” bidder in a court-supervised auction and sale process pursuant to Section 363 of the Bankruptcy Code, which is expected to be completed in March 2019. Completion of this transaction is subject to other parties having an opportunity to submit competing bids (which may be superior to the Company's), bankruptcy court approval and other customary closing conditions. If the Company's bid is successful, among the assets to be acquired are the worldwide rights to the Trulance® (plecanatide) product; a once-daily tablet for adults with chronic idiopathic constipation and irritable bowel syndrome with constipation.
Noncontrolling Interest in Medpharma
On October 16, 2018, using cash on hand, the Company acquired the 40% noncontrolling interest of Medpharma Pharmaceutical & Chemical Industries LLC (“Medpharma”) for $18 million. The difference between the carrying value and the price paid for the noncontrolling interest in Medpharma of $15 million, is a reduction of additional paid-in capital.
There were no other material business combinations in 2018, 2017 or 2016. The measurement period for all other acquisitions has closed.
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
On December 14, 2018, the Company issued a notice voluntarily terminating certain licensing agreements dated July 9, 2015 and February 21, 2017 as discussed above, with EyeGate effective March 14, 2019. Following the termination of these agreements on March 14, 2019, the Company will relinquish all rights to the EyeGate® II Delivery System and EGP-437 combination product. During the three months ended September 30, 2018, the Company fully impaired the EyeGate® II Delivery System and EGP-437 combination product intangible assets and reduced the carrying value of the contingent consideration liabilities associated with these licensing agreements to zero. As of December 31, 2018, future payments, if any, to reimburse EyeGate for certain out-of-pocket costs incurred in connection with development work pursuant to its licensing agreements with EyeGate will not be material.

4.	DIVESTITURES
The Company did not make any material divestitures during 2018. During 2017 and 2016, the Company has divested certain businesses and assets, which, in each case, was not aligned with its core business objectives.
2017
CeraVe®, AcneFree™ and AMBI® skincare brands
On March 3, 2017, the Company completed the sale of its interests in the CeraVe®, AcneFree™ and AMBI® skincare brands for $1,300 million in cash (the “Skincare Sale”). The CeraVe®, AcneFree™ and AMBI® skincare business was part of the Bausch + Lomb/International segment and was reclassified as held for sale as of December 31, 2016. Included in Other (income) expense, net for the year ended December 31, 2017 is the Gain on the Skincare Sale of $309 million, as adjusted.

Dendreon Pharmaceuticals LLC
On June 28, 2017, the Company completed the sale of all outstanding equity interests in Dendreon Pharmaceuticals LLC (formerly Dendreon Pharmaceuticals, Inc.) (“Dendreon”) for $845 million in cash (the “Dendreon Sale”), as adjusted. Dendreon was part of the former Branded Rx segment and was reclassified as held for sale as of December 31, 2016. Included in Other (income) expense, net for the year ended December 31, 2017 is the Gain on the Dendreon Sale of $97 million, as adjusted.
iNova Pharmaceuticals
On September 29, 2017, the Company completed the sale of its Australian-based iNova Pharmaceuticals (“iNova”) business for $938 million in cash (the “iNova Sale”), as adjusted. iNova markets a diversified portfolio of weight management, pain management, cardiology and cough and cold prescription and OTC products in more than 15 countries, with leading market positions in Australia and South Africa, as well as an established platform in Asia. The Company will continue to operate in these geographies through the Bausch + Lomb franchise. The iNova business was part of the Bausch + Lomb/International segment and was reclassified as held for sale as of December 31, 2016. Included in Other (income) expense, net for the year ended December 31, 2017 is the Gain on the iNova Sale of $309 million, as adjusted.
Obagi Medical Products, Inc.
On November 9, 2017, certain of the Company's affiliates completed the sale its Obagi Medical Products, Inc. (“Obagi”) business for $190 million in cash (the “Obagi Sale”). Obagi is a global specialty skin care pharmaceutical business with products focused on premature skin aging, skin damage, hyperpigmentation, acne and sun damage which are primarily available through dermatologists, plastic surgeons and other skin care professionals. The Obagi business was part of the former U.S. Diversified Products segment and was reclassified as held for sale as of March 31, 2017. The carrying value of the Obagi business, including associated goodwill, was adjusted to its estimated fair value less costs to sell and an impairment of $103 million was recognized in Asset impairments in the Consolidated Statement of Operations. Included in Other (income) expense, net for the year ended December 31, 2017 is a $13 million loss related to this transaction.
Sprout Pharmaceuticals, Inc.
On December 20, 2017, the Company completed the sale of Sprout to a buyer affiliated with certain former shareholders of Sprout (the “Sprout Sale”), in exchange for a 6% royalty on global sales of Addyi® (flibanserin 100 mg) beginning June 2019. In connection with the completion of the Sprout Sale, the terms of the October 2015 merger agreement relating to the Company's acquisition of Sprout were amended to terminate the Company's ongoing obligation to make future royalty payments associated with the Addyi® product, as well as certain related provisions (including the obligation to make certain marketing and other expenditures). In connection with the completion of the Sprout Sale, the litigation against the Company, initiated on behalf of the former shareholders of Sprout, which disputed the Company's compliance with certain contractual terms of that same merger agreement with respect to the use of certain diligent efforts to develop and commercialize the Addyi® product (including a disputed contractual term with respect to the spend of no less than $200 million in certain expenditures), was dismissed with prejudice. In connection with the completion of the Sprout Sale, the Company issued the buyer a five-year $25 million loan for initial operating expenses. Addyi®, a once-daily, non-hormonal tablet approved for the treatment of acquired, generalized hypoactive sexual desire disorder in premenopausal women, is Sprout's only approved and commercialized product. Sprout was part of the former Branded Rx segment and was reclassified as held for sale as of September 30, 2017. The carrying value of the Sprout business, including associated goodwill, was adjusted to its estimated fair value less costs to sell and a $351 million impairment was recognized in Asset impairments in the year ended December 31, 2017. Upon consummation of the transaction, a loss of $98 million was recognized in Other (income) expense, net. The Company will recognize the agreed upon 6% royalty of global sales of Addyi® beginning in June 2019 as these royalties become due, as the Company does not recognize contingent payments until such amounts are realizable.
2016
Portfolio of Neurology Medical Device Products
On April 1, 2016, the Company completed the sale of a portfolio of neurology medical device products, including product rights and related fixed assets, for an upfront payment and a milestone payment. These assets were included in the Bausch + Lomb /International segment and a nominal loss on sale in the second quarter of 2016 was recorded.

Ruconest®
On December 7, 2016, the Company completed the sale of all North American commercialization rights to Ruconest® (recombinant human C1 esterase inhibitor) for up to $125 million in consideration, consisting of $60 million paid at closing and future sales-based milestone payments of up to $65 million. These assets were included in the former Branded Rx segment and were reclassified as held for sale in the second quarter of 2016. At that time, the assets were written down to the fair value of the expected consideration and a loss of $199 million was recorded in Asset impairments in the Consolidated Statement of Operations. Upon consummation of the transaction on December 7, 2016, a loss of $22 million was recognized in Other expense (income) in the year ended December 31, 2016 Consolidated Statement of Operations, representing the estimated fair value of the contingent consideration associated with the sale as the Company does not recognize contingent payments until such amounts are realizable. Through December 31, 2018, $20 million of sales-based milestones have been achieved.
Paragon Holdings I, Inc.
On November 9, 2016, the Company completed the sale of Paragon Holdings I, Inc. In connection with the divestiture, the Company recognized a loss of $19 million in the third quarter of 2016, when the assets of the divested business were classified as held for sale.

5.	RESTRUCTURING AND INTEGRATION COSTS
In connection with acquisitions prior to 2016, the Company implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings. These measures included: (i) workforce reductions company-wide and other organizational changes, (ii) closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, sales offices and corporate facilities, (iii) leveraging research and development spend and (iv) procurement savings. Cost-rationalization and integration initiatives relating to the acquisition of Salix Pharmaceuticals, Ltd. ("Salix Ltd.") in April 2015 (the "Salix Acquisition") were substantially completed by mid-2016 and are included in the amounts listed below. The remaining liability associated with all cost-rationalization and integration initiatives as of December 31, 2018 was $27 million.
During the year ended December 31, 2018, the Company incurred $22 million of restructuring and integration-related costs. These costs included: (i) $11 million of severance costs, (ii) $10 million of facility closure costs and (iii) $1 million of other costs. The Company made payments of $33 million during 2018.
During the year ended December 31, 2017, the Company incurred $52 million of restructuring and integration-related costs. These costs included: (i) $16 million of integration consulting, transition service and other costs, (ii) $16 million of severance costs and (iii) $20 million of facility closure costs. The Company made payments of $85 million during 2017.
During the year ended December 31, 2016, the Company incurred $132 million of restructuring and integration costs. These costs included: (i) $90 million of integration consulting, duplicate labor, transition service and other costs, (ii) $22 million of severance costs, (iii) $19 million of facility closure costs and (iv) $1 million of other costs. These costs primarily related to integration and restructuring costs for other smaller acquisitions. The Company made payments of $121 million during 2016.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	2018				2017
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$197	$166	$31	$—	$265	$230	$35	$—
Restricted cash	$2	$2	$—	$—	$77	$77	$—	$—
Liabilities:
Acquisition-related contingent consideration	$339	$—	$—	$339	$387	$—	$—	$387
As of December 31, 2017, Restricted cash of $77 million was deposited with a bank as collateral to secure a bank guarantee for the benefit of the Australian Government in connection with the notice of assessment received on August 8, 2017 from the Australian Taxation Office, as discussed in Note 17, "INCOME TAXES". On January 9, 2018, the cash collateral of $77 million of Restricted cash was returned to the Company in exchange for a $77 million letter of credit.
There were no transfers between Level 1, Level 2 or Level 3 during 2018 and 2017.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The fair value measurement of acquisition-related contingent consideration arising from business combinations is determined via a probability-weighted discounted cash flow analysis or Monte Carlo Simulation, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows; (ii) the probability of the achievement of the factor(s) on which the contingency is based; (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows; and (iv) volatility of projected performance (Monte Carlo Simulation). Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. At December 31, 2018, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 5% to 25%.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for 2018 and 2017:

(in millions)	2018		2017
Beginning balance, January 1,		$387		$892
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$24		$54
Fair value adjustments to the expected future royalty payments for Addyi®	—		(312)
Fair value adjustments due to changes in estimates of other future payments	(33)		(31)
Acquisition-related contingent consideration adjustments		(9)		(289)
Reclassified to liabilities held for sale and subsequently disposed		—		(168)
Payments / Settlements		(39)		(49)
Foreign currency translation adjustment included in other comprehensive loss		—		1
Ending balance, December 31,		339		387
Current portion		41		43
Non-current portion		$298		$344
During 2017 and prior to identifying the Sprout business as held for sale, the Company recorded fair value adjustments to contingent consideration to reflect management's revised estimates of the future sales of Addyi®. The Sprout Sale was completed on December 20, 2017 and the remaining contingent consideration related to Addyi® was eliminated.
Fair Value of Long-term Debt
The fair value of long-term debt as of December 31, 2018 and 2017 was $23,357 million and $25,385 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.	INVENTORIES
Inventories, net of allowance for obsolescence, as of December 31, 2018 and 2017 consist of:

(in millions)	2018	2017
Raw materials	$275	$276
Work in process	95	146
Finished goods	564	626
	$934	$1,048

8.	PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment as of December 31, 2018 and 2017 consist of:

(in millions)	2018	2017
Land	$81	$84
Buildings	693	687
Machinery and equipment	1,527	1,436
Other equipment and leasehold improvements	366	358
Equipment on operating lease	46	42
Construction in progress	162	226
	2,875	2,833
Less accumulated depreciation	(1,522)	(1,430)
	$1,353	$1,403
Depreciation expense was $175 million, $168 million and $193 million for 2018, 2017 and 2016, respectively.

9.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of December 31, 2018 and 2017 consist of:

	Weighted- Average Useful Lives (Years)	2018			2017
(in millions)		Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	7	$20,891	$(11,958)	$8,933	$20,913	$(9,281)	$11,632
Corporate brands	9	926	(263)	663	933	(179)	754
Product rights/patents	4	3,292	(2,658)	634	3,310	(2,346)	964
Partner relationships	2	168	(166)	2	179	(169)	10
Technology and other	3	208	(173)	35	214	(147)	67
Total finite-lived intangible assets		25,485	(15,218)	10,267	25,549	(12,122)	13,427
Acquired IPR&D not in service	NA	36	—	36	86	—	86
B&L Trademark	NA	1,698	—	1,698	1,698	—	1,698
		$27,219	$(15,218)	$12,001	$27,333	$(12,122)	$15,211
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
Asset impairments in 2018 included impairments of: (i) $348 million reflecting decreases in forecasted sales for the Uceris® Tablet product in the Company's Salix reporting unit and other product lines due to generic competition, (ii) $132 million reflecting decreases in forecasted sales for the Arestin® product in the Company's Dentistry reporting unit and other product lines due to changing market conditions, (iii) $55 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses, (iii) $28 million to Acquired IPR&D not in service related to a certain product and (iv) $5 million related to assets being classified as held for sale.
Asset impairments in 2017 included impairments of: (i) $351 million related to the Sprout business being classified as held for sale, (ii) $151 million reflecting decreases in forecasted sales for other product lines, (iii) $114 million to other assets classified as held for sale, primarily related to the Obagi business, (iv) $95 million, in aggregate, to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core business and (v) $3 million related to acquired IPR&D.
Asset impairments in 2016 included impairments of: (i) $221 million related to the divestiture of Ruconest®, (ii) $88 million related to other assets classified as held for sale, (iii) $74 million related to other asset impairments which were individually not material, (iv) $25 million related to IBS ChekTM due to a decrease in forecasted sales and (v) $14 million related to acquired IPR&D.
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
As a result of the launch of a generic competitor in July 2018, the Company revised its near and long term financial projections of the Uceris® Tablet-related intangible assets. As of June 30, 2018, the carrying value of the Uceris® Tablet-related intangible assets exceeded the undiscounted expected cash flows from the Uceris® Tablet. As a result, the Company recognized an impairment of $263 million to reduce the carrying value of the Uceris® Tablet-related intangible assets to their estimated fair value. As of December 31, 2018, the remaining carrying value of the Uceris® Tablet-related intangible assets was $140 million. The Company initiated infringement proceedings against this generic competitor shortly after their launch.  The Company continues to believe that its Uceris® Tablet related patents are enforceable and is proceeding in the ongoing litigation between the Company and the generic competitor; however, the ultimate outcome of the matter is not predictable.
Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions. In review of the Company’s finite-lived intangible assets, management revised the estimated useful lives of certain intangible assets in 2018 and 2017.
In review of the Company’s finite-lived intangible assets, management revised the estimated useful lives of certain intangible assets in the third and fourth quarters of 2017. As a result, the useful lives of certain product brands, with an aggregate carrying value of $7,618 million as of December 31, 2017, were revised from an average of seven years to four years primarily due to revisions in forecasted sales as a result of revisions to the date each product is expected to lose exclusivity. In addition, the useful life of the Salix Brand, with a carrying value of $569 million as of December 31, 2017, was revised from seventeen years to ten years, due to a change in the forecasted sales of its product portfolio.
Effective September 12, 2018, the Company changed the estimated useful life of its Xifaxan®-related intangible assets due to the positive impact of the agreement between the Company and Actavis resolving the intellectual property litigation regarding Xifaxan® tablets, 550 mg. As discussed in further detail in Note 20, "LEGAL PROCEEDINGS", the parties have agreed to dismiss all litigation related to Xifaxan® tablets, 550 mg and all intellectual property protecting Xifaxan® will remain intact and enforceable. As a result, the useful life of the Xifaxan®-related intangible assets was extended from 2024 to January 1, 2028. As this change in the estimated useful life is a change in accounting estimate, amortization expense is impacted prospectively. The change in the estimated useful life of the Xifaxan®-related intangible assets resulted in a decrease to the Net loss attributable to Bausch Health Companies Inc. of $143 million, and a decrease to the Basic and Diluted Loss per share attributable to Bausch Health Companies Inc. of $0.41 for the year ended December 31, 2018. As of December 31, 2018, the net carrying value of the Xifaxan®-related intangible assets was $4,848 million.
Estimated amortization of finite-lived intangible assets for the five years ending December 31 and thereafter are as follows:

(in millions)
2019	$1,877
2020	1,613
2021	1,365
2022	1,214
2023	1,063
Thereafter	3,135
Total	$10,267

Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2018, 2017 and 2016 were as follows:

(in millions)	Developed Markets	Emerging Markets	Bausch + Lomb/ International	Branded Rx	U.S. Diversified Products	Salix	Ortho Dermatologics	Diversified Products	Total
Balance, January 1, 2016	$16,141	$2,412	$—	$—	$—	$—	$—	$—	$18,553
Acquisitions	1	—	—	—	—	—	—	—	1
Divestiture of a portfolio of neurology medical device products	(36)	—	—	—	—	—	—	—	(36)
Goodwill related to Ruconest® reclassified to assets held for sale	(37)	—	—	—	—	—	—	—	(37)
Foreign exchange and other	47	(12)	—	—	—	—	—	—	35
Impairment of the former U.S. reporting unit	(905)	—	—	—	—	—	—	—	(905)
Realignment of segment goodwill	(15,211)	(2,400)	6,708	7,873	3,030	—	—	—	—
Impairment of the Salix reporting unit	—	—	—	(172)	—	—	—	—	(172)
Divestitures	—	—	(5)	—	—	—	—	—	(5)
Goodwill of certain businesses reclassified to assets held for sale	—	—	(947)	(431)	—	—	—	—	(1,378)
Foreign exchange and other	—	—	(257)	(5)	—	—	—	—	(262)
Balance, December 31, 2016	—	—	5,499	7,265	3,030	—	—	—	15,794
Realignment of segment goodwill	—	—	264	(264)	—	—	—	—	—
Goodwill reclassified to assets held for sale and subsequently disposed	—	—	(30)	(61)	(84)	—	—	—	(175)
Impairment of the former Branded Rx reporting unit	—	—	—	(312)	—	—	—	—	(312)
Foreign exchange and other	—	—	283	3	—	—	—	—	286
Balance, December 31, 2017	—	—	6,016	6,631	2,946	—	—	—	15,593
Impairment of the Salix and Ortho Dermatologics reporting units	—	—	—	(2,213)	—	—	—	—	(2,213)
Realignment of Global Solta reporting unit goodwill	—	—	(82)	115	(33)	—	—	—	—
Goodwill reclassified to assets held for sale and subsequently disposed	—	—	(2)	—	—	—	—	—	(2)
Realignment of segment goodwill	—	—	—	(4,533)	(2,913)	3,156	1,267	3,023	—
Impairment of the Dentistry reporting unit	—	—	—	—	—	—	—	(109)	(109)
Foreign exchange and other	—	—	(127)	—	—	—	—	—	(127)
Balance, December 31, 2018	$—	$—	$5,805	$—	$—	$3,156	$1,267	$2,914	$13,142
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
The discounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the forecasted cash flows of each reporting unit. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. The Company performed its annual impairment test as of October 1, 2018, utilizing long-term growth rates for its reporting units ranging from 1.0% to 3.0% and discount rates applied to the estimated cash flows ranging from 7.5% to 14.0% in estimation of fair value. To estimate cash flows beyond the final year of its model, the Company estimates a terminal value by applying an in perpetuity growth assumption and discount factor to determine the reporting unit's terminal value.
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
2016 Realignment of Segment Structure
Commencing in the third quarter of 2016, the Company then operated in three operating segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. This 2016 segment structure realignment resulted in the Bausch + Lomb/International segment consisting of the following reporting units: (i) U.S. Bausch + Lomb and (ii) International; the Branded Rx segment consisting of the following reporting units: (i) Salix, (ii) Dermatology, (iii) Canada and (iv) Branded Rx Other; and the U.S. Diversified Products segment consisting of the following reporting units: (i) Neurology and other and (ii) Generics. As a result of these changes, goodwill was reassigned to each of the aforementioned reporting units using a relative fair value approach. Goodwill previously reported in the former U.S. reporting unit, after adjustment of impairment as described below, was reassigned, using a relative fair value approach, to the U.S. Bausch + Lomb, Salix, Dermatology, Branded Rx Other, Neurology and other, and Generics reporting units. Similarly, goodwill previously reported in the former Canada and Australia reporting unit was reassigned to the Canada and the International reporting units using a relative fair value approach. Goodwill previously reported in the remaining former reporting units was reassigned to the International reporting unit.
In the third quarter of 2016, goodwill impairment testing was performed under the former reporting unit structure immediately prior to the change and under the then-current reporting unit structure immediately subsequent to the change. Using the forecasts and assumptions at the time, management estimated the fair value of each reporting unit using a discounted cash flow analysis. As a result of its test, management determined that goodwill associated with the former U.S. reporting unit and the goodwill associated with the Salix reporting unit under the then-current reporting unit structure were impaired. Consequently, in the aggregate, goodwill impairment charges of $1,077 million were recognized.
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

2017
2017 Realignment of Segment Structure
Effective January 1, 2017, revenues and profits from the Company's operations in Canada were reclassified from the former Branded Rx segment to the Bausch + Lomb/International segment. In connection with this change, the prior-period presentation of segment goodwill has been recast to conform to the then-current reporting structure, of which $264 million of goodwill as of December 31, 2016 was reclassified from the former Branded Rx segment to the Bausch + Lomb/International segment. No facts or circumstances were identified in connection with this change in alignment that would suggest an impairment existed.
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
Subsequent to the annual impairment test, the Company considered events occurring after October 1st to determine if further testing was required. The Company considered the impact of the changes in the Tax Act on its reporting units, including the impact on the carrying value, for changes in deferred tax assets and liabilities, and changes in assumptions related to the tax rate when assessing the fair value. The Company concluded that the fair value continued to exceed the carrying value for all reporting units, except Salix, after considering the impact of the changes in the Tax Act. Further, the step 2 impairment test for Salix continued to support the carrying value of goodwill. As a result, no additional impairment charges were recorded.
2018
Adoption of New Accounting Guidance for Goodwill Impairment Testing
In January 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, goodwill impairment is measured as the amount by which a reporting unit's carrying value exceeds its fair value. The Company elected to early adopt this guidance effective January 1, 2018.
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
2018 Interim Goodwill Impairment Assessments - Salix
As a result of the change in accounting policy for goodwill impairment testing and the resulting impairment to the goodwill of the Salix reporting unit as of January 1, 2018, the carrying value of the Salix reporting unit approximated its fair value at that time.  Therefore, during the three months ended March 31, 2018, June 30, 2018 and September 30, 2018, the Company performed qualitative assessments of the Salix reporting unit to determine if testing was warranted.
As part of these qualitative assessments, management considered the revisions made to its forecasts for the Salix reporting unit and compared the reporting unit’s revised operating results to its original forecasts through the date of each assessment. The revisions to the forecasts reflected, among other matters: (i) the launch of a generic competitor in July 2018 to the Company’s Uceris® Tablet product, (ii) the improved performance of the remaining Salix product portfolio, including the Xifaxan® products, (iii) the positive impact of the settlement agreement between the Company and Actavis resolving the intellectual property litigation regarding Xifaxan® tablets, 550 mg and (iv) certain other assumptions used in preparing its discounted cash flow model. As part of these qualitative assessments, management also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period.  Based on these qualitative assessments, management believed that the carrying value of the Salix reporting unit did not exceed its fair value and, therefore, concluded a quantitative assessment was not required for the Salix reporting unit.
2018 Interim Goodwill Impairment Assessments and Testing - Ortho Dermatologics
As a result of the change in accounting policy for goodwill impairment testing and the resulting impairment to the goodwill of the Ortho Dermatologics reporting unit as of January 1, 2018, the carrying value of the Ortho Dermatologics reporting unit approximated its fair value at that time.  Therefore, during the three months ended March 31, 2018, June 30, 2018 and September 30, 2018, the Company performed qualitative assessments of the Ortho Dermatologics reporting unit to determine if testing was warranted.
As part of the qualitative assessment as of March 31, 2018, management compared the reporting unit’s operating results to the forecast used to test the goodwill of the Ortho Dermatologics reporting unit as of January 1, 2018. Based on the qualitative assessment, management believed that the carrying value of Ortho Dermatologics reporting unit did not exceed its fair value and, therefore, concluded a quantitative assessment was not required at March 31, 2018.

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
As part of the qualitative assessment as of September 30, 2018, management compared the reporting unit’s operating results to the forecast used to test the goodwill of the Ortho Dermatologics reporting unit as of June 30, 2018. Based on the qualitative assessment, management believed that the carrying value of Ortho Dermatologics reporting unit did not exceed its fair value and, therefore, concluded a quantitative assessment was not required at September 30, 2018.
2018 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2018 and determined that the carrying value of the Dentistry reporting unit exceeded its fair value and, as a result, the Company recognized a goodwill impairment of $109 million for the Dentistry reporting unit, representing the full amount of goodwill for the reporting unit. Changing market conditions such as: (i) an increasing competitive environment and (ii) increasing pricing pressures negatively impacted the reporting unit's operating results. The Company is taking steps to address these changing market and business conditions.
The Company's remaining reporting units passed the goodwill impairment test as the estimated fair value of each reporting unit exceeded its carrying value at the date of testing and, therefore, there was no impairment to goodwill for any reporting unit other than the Dentistry reporting unit. In order to evaluate the sensitivity of its fair value calculations on the goodwill impairment test, the Company compared the carrying value of each reporting unit to its fair value as of October 1, 2018, the date of testing. As of October 1, 2018, the fair value of each reporting unit with associated goodwill exceeded its carrying value by more than 15%. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future. The Company will continue to perform qualitative interim assessments of the carrying value and fair value of the Ortho Dermatologics reporting unit on a quarterly basis to determine if impairment testing of goodwill will be warranted.
Total accumulated goodwill impairment charges to date are $3,711 million.

10.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities as of December 31, 2018 and 2017 consist of:

(in millions)	2018	2017
Product rebates	$998	$1,094
Product returns	813	863
Interest	273	324
Employee compensation and benefit costs	301	259
Income taxes payable	167	202
Other	645	952
	$3,197	$3,694

11.	FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of discounts and issuance costs as of December 31, 2018 and 2017 consists of the following:

		2018		2017
(in millions)	Maturity	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Senior Secured Credit Facilities:
2018 Revolving Credit Facility	April 2018	$—	$—	$—	$—
2020 Revolving Credit Facility	(1)	—	—	250	250
2023 Revolving Credit Facility	June 2023	75	75	—	—
Series F Tranche B Term Loan Facility	April 2022	—	—	3,521	3,420
June 2025 Term Loan B Facility	June 2025	4,394	4,269	—	—
November 2025 Term Loan B Facility	November 2025	1,481	1,456	—	—
Senior Secured Notes:
6.50% Secured Notes	March 2022	1,250	1,239	1,250	1,235
7.00% Secured Notes	March 2024	2,000	1,979	2,000	1,975
5.50% Secured Notes	November 2025	1,750	1,730	1,750	1,729
Senior Unsecured Notes:
5.375%	March 2020	—	—	1,708	1,699
7.00%	October 2020	—	—	71	71
6.375%	October 2020	—	—	661	656
7.50%	July 2021	—	—	1,625	1,615
6.75%	August 2021	—	—	650	648
5.625%	December 2021	700	697	900	896
7.25%	July 2022	—	—	550	545
5.50%	March 2023	1,000	995	1,000	993
5.875%	May 2023	3,250	3,229	3,250	3,224
4.50% euro-denominated debt	May 2023	1,720	1,709	1,801	1,787
6.125%	April 2025	3,250	3,226	3,250	3,222
9.00%	December 2025	1,500	1,469	1,500	1,464
9.25%	April 2026	1,500	1,482	—	—
8.50%	January 2027	750	738	—	—
Other	Various	12	12	15	15
Total long-term debt and other		$24,632	24,305	$25,752	25,444
Less: Current portion of long-term debt and other			228		209
Non-current portion of long-term debt			$24,077		$25,235
1 The 2020 Revolving Credit Facility available at December 31, 2017 had a maturity date of April 2020 and was replaced with the 2023 Revolving Credit Facility on June 1, 2018 as discussed below.
Covenant Compliance
The Senior Secured Credit Facilities (as defined below) and the indentures governing the Senior Secured Notes and Senior Unsecured Notes contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The 2023 Revolving Credit Facility also contains a financial maintenance covenant that requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
As of December 31, 2018, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenant and may take other actions to reduce its debt levels to align with the Company’s long term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate.
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Third Amended Credit Agreement”) with a syndicate of financial institutions and investors, as lenders. As of January 1, 2016, the Third Amended Credit Agreement provided for: (i) a $1,500 million Revolving Credit Facility maturing on April 20, 2018 (the "2018 Revolving Credit Facility"), which included a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans and (ii) a series of term loans maturing during the years 2016 through 2022.
2016 Activity
On April 11, 2016, the Company obtained an amendment and waiver to its Third Amended Credit Agreement (the “April 2016 amendment”). The April 2016 amendment modified, among other things, the interest coverage financial maintenance covenant from 3.00 to 1.00 to 2.75 to 1.00 from the fiscal quarter ending June 30, 2016 through the fiscal quarter ending March 31, 2017. The April 2016 amendment also increased the interest rate margins applicable to the loans under the Credit Agreement by 1.00% until delivery of the Company's Consolidated Financial Statements for the fiscal quarter ending June 30, 2017. Certain financial definitions were also amended in the April 2016 amendment.
On August 23, 2016, the Company entered into an amendment to its Third Amended Credit Agreement (the “August 2016 amendment”). The August 2016 amendment reduced the minimum interest coverage maintenance covenant to 2.00 to 1.00 for all fiscal quarters ending on or after September 30, 2016. The August 2016 amendment increased each of the applicable interest rate margins under the Third Amended Credit Agreement by 0.50%, until delivery of the Company’s Consolidated Financial Statements for the quarter ending June 30, 2017. Thereafter, each of the applicable interest rate margins were determined on the basis of a pricing grid tied to the Company’s secured leverage ratio, which was also increased by 0.50% across the grid.
The April 2016 amendment and August 2016 amendment were accounted for as debt modifications. As a result, repayments to the lenders were recognized as additional debt discounts and were being amortized over the remaining term of each term loan.
2017 Activity
On March 3, 2017, the Company used substantially all the proceeds from the Skincare Sale to repay $1,086 million of outstanding debt under its Senior Secured Credit Facilities.
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
Amendments to the covenants made as part of Amendment No. 14 include: (i) removed the financial maintenance covenants with respect to the Series F Tranche B Term Loan Facility, (ii) reduced the interest coverage ratio maintenance covenant with respect to both the 2018 Revolving Credit Facility and the 2020 Revolving Credit Facility beginning in the quarter ending March 31, 2017 through the quarter ending March 31, 2019 (stepping up to 1.75:1.00 thereafter), (iii) increased the secured leverage ratio maintenance covenant to 3.00:1.00 with respect to both the 2018 Revolving Credit Facility and the 2020 Revolving Credit Facility beginning in the quarter ending March 31, 2017 through the quarter ending March 31, 2019 (stepping down to 2.75:1.00 thereafter) and (iv) modifications to Consolidated Adjusted EBITDA.
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
In April 2017, using the remaining net proceeds from the Skincare Sale and the proceeds from the divestiture of a manufacturing facility in Brazil, the Company repaid $220 million of its Series F Tranche B Term Loan Facility. On July 3, 2017, using the net proceeds from the Dendreon Sale, the Company repaid $811 million of its Series F Tranche B Term Loan Facility. On October 5, 2017, using the net proceeds from the iNova Sale, the Company repaid $923 million of its Series F Tranche B Term Loan Facility. On November 10, 2017, using the net proceeds from the Obagi Sale, the Company repaid $181 million of its Series F Tranche B Term Loan Facility. On November 21, 2017, using the proceeds from the November 2017 Refinancing Transactions (as defined below), the Company repaid $750 million of its Series F Tranche B Term Loan Facility.
On November 21, 2017, the Company entered into Amendment No. 16 to the Third Amended Credit Agreement (“Amendment No. 16”) to reprice the Series F Tranche B Term Loan Facility. The applicable margins for borrowings under the Series F Tranche B Term Loan Facility, as modified by the repricing, were 2.50% with respect to base rate borrowings and 3.50% with respect to LIBO rate borrowings. Amendment No. 16 also increased the letter of credit facility sublimit under the Third Amended Credit Agreement to $300 million and made certain other amendments to provide the Company with additional flexibility to enter into certain cash management transactions. The Company paid a prepayment penalty of approximately $38 million in connection with Amendment No. 16, recognized in the Loss on extinguishment of debt in the Consolidated Statement of Operations for the year ended December 31, 2017.

2018 Activity
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
On June 1, 2018, the Company entered into a Restatement Agreement in respect of a Fourth Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”). The Restated Credit Agreement amended and restated in full the Third Amended Credit Agreement. The Restated Credit Agreement replaced the 2020 Revolving Credit Facility with a revolving credit facility of $1,225 million (the "2023 Revolving Credit Facility") and replaced the Series F Tranche B Term Loan Facility principal amount outstanding of $3,315 million with a seven year Tranche B Term Loan Facility of $4,565 million (the “June 2025 Term Loan B Facility”) borrowed by the Company’s subsidiary, Bausch Health Americas, Inc. ("BHA") (formerly Valeant Pharmaceuticals International).
The 2023 Revolving Credit Facility matures on the earlier of June 1, 2023 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company or BHA in an aggregate principal amount in excess of $1,000 million. Both the Company and BHA are borrowers with respect to the 2023 Revolving Credit Facility. Borrowings under the 2023 Revolving Credit Facility may be made in U.S. dollars, Canadian dollars or euros.
On June 1, 2018, the Company issued an irrevocable notice of redemption for the remaining outstanding principal amounts of: (i) $691 million of the 5.375% March 2020 Unsecured Notes (as defined below), (ii) $578 million of the 6.75% Senior August 2021 Unsecured Notes (as defined below), (iii) $550 million of the 7.25% July 2022 Unsecured Notes (as defined below) and (iv) $146 million of the 6.375% October 2020 Unsecured Notes (as defined below) (the "6.375% October 2020 Unsecured Notes" and together with the March 2020 Unsecured Notes, August 2021 Unsecured Notes and July 2022 Unsecured Notes the “June 2018 Unsecured Refinanced Debt”). On June 1, 2018, using the remaining net proceeds from the June 2025 Term Loan B Facility, the net proceeds from the issuance of $750 million in aggregate principal amount of 8.50% Senior Unsecured Notes due 2027 (the "January 2027 Unsecured Notes") by BHA and cash on hand, the Company prepaid the remaining Series F Tranche B Term Loan Facility and redeemed the June 2018 Unsecured Refinanced Debt at its aggregate redemption price and the indentures governing the June 2018 Unsecured Refinanced Debt were discharged (collectively, the “June 2018 Refinancing Transactions”).
The Restated Credit Agreement was accounted for as a modification of debt, to the extent the June 2018 Unsecured Refinanced Debt was replaced with newly issued debt to the same creditor, and as an extinguishment of debt if: (i) the June 2018 Unsecured Refinanced Debt was replaced with newly issued debt to a different creditor, (ii) a portion of the unamortized deferred financing fees was allocated to debt that was paid down or (iii) the borrowing capacity declined when issuing a new revolving credit facility. The following was accounted for as an extinguishment of debt: (i) the difference between the amounts paid to redeem the June 2018 Unsecured Refinanced Debt and the June 2018 Unsecured Refinanced Debt’s carrying value, (ii) the replacement of the Series F Tranche B Term Loan with the June 2025 Term Loan B Facility to the extent any unamortized deferred financing fees were associated with the portion of the Series F Tranche B Term Loan that was paid down and (iii) the replacement of the 2020 Revolving Credit Facility with the 2023 Revolving Credit Facility to the extent any unamortized deferred financing fees were associated with the decline in borrowing capacity. For amounts accounted for as an extinguishment of debt, the Company incurred a loss on extinguishment of debt of $48 million. Payments made to the lenders and a portion of payments made to third parties of $74 million associated with the June 2018 Refinancing Transactions were capitalized and are being amortized as interest expense over the remaining terms of the debt, ranging from 2023 through 2027. Third-party expenses of $4 million associated with the modification of debt were expensed as incurred and included in Interest expense.
On November 27, 2018, the Company entered into the First Incremental Amendment to the Restated Credit Agreement, which provided an additional seven year Tranche B Term Loan Facility of $1,500 million (the "November 2025 Term Loan B Facility") and used the net proceeds, along with cash on hand, to repay $1,483 million of 7.50% Senior Unsecured Notes due July 2021 (the “July 2021 Unsecured Notes”) in a tender offer (the "November 2018 Refinancing Transactions"). On December 27, 2018, the Company redeemed, using cash on hand, the remaining outstanding principal amount of $17 million of the July 2021 Unsecured Notes.
The repayment of the July 2021 Unsecured Notes was accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $43 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. Payments made to the lenders and other third parties of $25 million associated with the issuance of the November 2025 Term Loan B Facility were capitalized and are being amortized as interest expense over the remaining term of the November 2025 Term Loan B Facility.
As of December 31, 2018, the Company had $75 million of outstanding borrowings, $169 million of issued and outstanding letters of credit, and remaining availability of $981 million under its 2023 Revolving Credit Facility.
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
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and bankers' acceptance rate borrowings. As of December 31, 2018, the stated rate of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility was 5.38% and 5.13% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2018, the remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $1,857 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or bankers' acceptance rate borrowings.  As of December 31, 2018, the stated rate of interest on the 2023 Revolving Credit Facility was 5.38% per annum. In addition, the Company is required to pay commitment fees of 0.25% - 0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.

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
6.50% Senior Secured Notes due 2022 and 7.00% Senior Secured Notes due 2024 - March 2017 Refinancing Transactions
As part of the March 2017 Refinancing Transactions, the Company issued $1,250 million aggregate principal amount of 6.50% senior secured notes due March 15, 2022 (the “March 2022 Secured Notes”) and $2,000 million aggregate principal amount of 7.00% senior secured notes due March 15, 2024 (the “March 2024 Secured Notes”), in a private placement, the proceeds of which, when combined with the proceeds from the Series F-3 Tranche B Term Loan Facility and cash on hand, were used to: (i) repay the March 2017 Refinanced Debt, (ii) repurchase $1,100 million in principal amount of August 2018 Senior Unsecured Notes, (iii) repay $350 million of amounts outstanding under the 2018 Revolving Credit Facility and (iv) pay related fees and expenses. Interest on these notes is payable semi-annually in arrears on each March 15 and September 15.
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
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
7.00% Senior Unsecured Notes due 2020
On September 28, 2010, the Company issued $700 million aggregate principal amount of 7.00% Senior Unsecured Notes due 2020 (the “7.00% October 2020 Unsecured Notes”) in a private placement. The 7.00% October 2020 Unsecured Notes accrued interest at the rate of 7.00% per year and were subsequently repaid in full: (i) as part of the October 2017 Refinancing Transactions, (ii) as part of the December 2017 Refinancing Transactions (as defined below) and (iii) using cash on hand of $71 million in March 2018.
6.75% Senior Unsecured Notes due 2021
On February 8, 2011, the Company issued $650 million aggregate principal amount of 6.75% Senior Unsecured Notes due 2021 (the "August 2021 Unsecured Notes") in a private placement. The August 2021 Unsecured Notes accrued interest at the rate of 6.75% per year and were subsequently repaid in full as part of: (i) the March 2018 Refinancing Transactions (as defined below) and (ii) the June 2018 Refinancing Transactions.
7.25% Senior Unsecured Notes due 2022
On March 8, 2011, the Company issued $550 million aggregate principal amount of 7.25% Senior Unsecured Notes due 2022 (the "July 2022 Unsecured Notes") in a private placement. The July 2022 Unsecured Notes accrued interest at the rate of 7.25% per year and were subsequently repaid in full as part of the June 2018 Refinancing Transactions.
6.375% Senior Unsecured Notes due 2020
On October 4, 2012, VPI Escrow Corp. (the “VPI Escrow Issuer”), a newly formed wholly owned subsidiary of the Company, issued $1,750 million aggregate principal amount of 6.375% Senior Unsecured Notes due 2020 (the “6.375% October 2020 Unsecured Notes”) in a private placement. The 6.375% October 2020 Unsecured Notes accrued interest at the rate of 6.375% per year, payable semi-annually in arrears. In December 2012: (i) the VPI Escrow Issuer merged with and into the Company, with the Company continuing as the surviving corporation, (ii) the Company assumed all of the VPI Escrow Issuer’s obligations under the 6.375% October 2020 Unsecured Notes and the related indenture and (iii) the funds previously held in escrow were released to the Company and were used to finance an acquisition.
Concurrently with the offering of the 6.375% October 2020 Unsecured Notes, the Company issued $500 million aggregate principal amount of 6.375% Senior Unsecured Notes due 2020 (the “Exchangeable Notes”) in a private placement, the form and terms of such notes being substantially identical to the form and terms of the 6.375% October 2020 Unsecured Notes, as previously described.

On March 29, 2013, the Company announced that the Company commenced an offer to exchange (the “Exchange Offer”) any and all of its Exchangeable Notes into 6.375% October 2020 Unsecured Notes. The Company conducted the Exchange Offer in order to satisfy its obligations under the indenture governing the Exchangeable Notes with the anticipated result being that some or all of such notes would be part of a single series of 6.375% October 2020 Unsecured Notes under one indenture. The Exchange Offer, which did not result in any changes to existing terms or to the total amount of the Company’s outstanding debt, expired on April 26, 2013. All of the Exchangeable Notes were tendered in the Exchange Offer and exchanged for 6.375% October 2020 Unsecured Notes to form a single series.
The Company subsequently repaid the 6.375% October 2020 Unsecured Notes, in full: (i) as part of the October 2017 Refinancing Transactions, (ii) as part of the December 2017 Refinancing Transactions (as defined below), (iii) as part of the March 2018 Refinancing Transactions (as defined below), (iv) using cash on hand of $104 million in May 2018 and (v) as part of the June 2018 Refinancing Transactions.
6.75% Senior Unsecured Notes due 2018 and 7.50% Senior Unsecured Notes due 2021
On July 12, 2013, VPII Escrow Corp. (the “VPII Escrow Issuer”), a newly formed wholly-owned subsidiary of the Company, issued $1,600 million aggregate principal amount of the August 2018 Unsecured Notes and $1,625 million aggregate principal amount of the July 2021 Unsecured Notes in a private placement. The August 2018 Unsecured Notes accrued interest at the rate of 6.75% per year, payable semi-annually in arrears. The July 2021 Unsecured Notes accrued interest at the rate of 7.50% per year, payable semi-annually in arrears. At the time of the closing of the B&L Acquisition: (i) the VPII Escrow Issuer was voluntarily liquidated and all of its obligations were assumed by, and all of its assets were distributed to, the Company, (ii) the Company assumed all of the VPII Escrow Issuer’s obligations under the August 2018 Unsecured Notes and July 2021 Unsecured Notes and the related indenture and (iii) the funds previously held in escrow were released to the Company and were used to finance the B&L Acquisition.
The Company subsequently repaid the August 2018 Unsecured Notes in full: (i) as part of the March 2017 Refinancing Transactions and (ii) using cash on hand of $500 million in August 2017. Loss on extinguishment of debt during the year ended December 31, 2017 associated with the repurchase of the August 2018 Unsecured Notes was $37 million representing the difference between the amount paid to settle the debt and the debt’s carrying value.
The Company subsequently repaid the July 2021 Unsecured Notes in full: (i) using cash on hand of $125 million in October 2018, (ii) as part of the November 2018 Refinancing Transactions and (iii) using cash on hand of $17 million in December 2018.
5.625% Senior Unsecured Notes due 2021
On December 2, 2013, the Company issued $900 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2021 (the “December 2021 Unsecured Notes”) in a private placement. The December 2021 Unsecured Notes accrue interest at the rate of 5.625% per year, payable semi-annually in arrears. On December 30, 2018, the Company repurchased, using cash on hand, $200 million of outstanding December 2021 Unsecured Notes plus accrued and unpaid interest. The Company may redeem all or a portion of the December 2021 Unsecured Notes at par value, plus accrued and unpaid interest to the date of redemption.
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
The March 2020 Unsecured Notes accrued interest at the rate of 5.375% per year and were repaid in full as part of: (i) the December 2017 Refinancing Transactions (as defined below), (ii) the March 2018 Refinancing Transactions (as defined below) and (iii) the June 2018 Refinancing Transactions.
The May 2023 Unsecured Notes, the Euro Notes and the May 2025 Unsecured Notes accrue interest at the rate of 5.875%, 4.50% and 6.125% per year, respectively, payable semi-annually in arrears. The Company may redeem all or a portion of the May 2025 Unsecured Notes at any time prior to April 15, 2020 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. The Company may redeem all or a portion of the May 2023 Unsecured Notes or the Euro Notes and, on or after April 15, 2020, the Company may redeem all or a portion of the May 2025 Unsecured Notes, at the redemption prices applicable to each series of such notes, as set forth in the applicable indenture, plus accrued and unpaid interest to the date of redemption.
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
9.25% Senior Unsecured Notes due 2026 - March 2018 Refinancing Transactions
On March 26, 2018, BHA issued $1,500 million in aggregate principal amount of 9.25% Senior Unsecured Notes due 2026 (the “April 2026 Unsecured Notes”) in a private placement, the net proceeds of which, along with cash on hand, were used to repurchase $1,500 million in aggregate principal amount of unsecured notes which consisted of: (i) $1,017 million in principal amount of the March 2020 Unsecured Notes, (ii) $411 million in principal amount of the 6.375% October 2020 Unsecured Notes and (iii) $72 million in principal amount of the August 2021 Unsecured Notes. All fees and expenses associated with these transactions were paid with cash on hand (collectively, the “March 2018 Refinancing Transactions”). The March 2018 Refinancing Transactions was accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $26 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. The April 2026 Unsecured Notes accrue interest at the rate of 9.25% per year, payable semi-annually in arrears on each of April 1 and October 1.

BHA may redeem all or a portion of the April 2026 Unsecured Notes at any time prior to April 1, 2022, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to April 1, 2021, BHA may redeem up to 40% of the aggregate principal amount of the outstanding April 2026 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the April 2026 Unsecured Notes indenture. On or after April 1, 2022, BHA may redeem all or a portion of the April 2026 Unsecured Notes at the applicable redemption prices set forth in the April 2026 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
8.50% Senior Unsecured Notes due 2027
As part of the June 2018 Refinancing Transactions, BHA issued $750 million in aggregate principal amount of January 2027 Unsecured Notes in a private placement, the proceeds of which, when combined with the remaining net proceeds from the June 2025 Term Loan B Facility and cash on hand, were deposited with The Bank of New York Mellon Trust Company, N.A., as trustee under the indentures governing the June 2018 Unsecured Refinanced Debt, to redeem the June 2018 Unsecured Refinanced Debt at its aggregate redemption price and the indentures governing the June 2018 Unsecured Refinanced Debt were discharged. The January 2027 Unsecured Notes accrue interest at the rate of 8.50% per year, payable semi-annually in arrears on each of January 31 and July 31.
BHA may redeem all or a portion of the January 2027 Unsecured Notes at any time prior to July 31, 2022, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to July 31, 2021, BHA may redeem up to 40% of the aggregate principal amount of the outstanding January 2027 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the January 2027 Unsecured Notes indenture. On or after July 31, 2022, BHA may redeem all or a portion of the January 2027 Unsecured Notes at the applicable redemption prices set forth in the January 2027 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company's outstanding debt obligations as of December 31, 2018 and 2017 was 6.23% and 6.07%, respectively.
Maturities
Maturities and mandatory payments of debt obligations for the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
2019	$228
2020	303
2021	1,003
2022	1,553
2023	6,348
Thereafter	15,197
Total gross maturities	24,632
Unamortized discounts	(327)
Total long-term debt and other	$24,305
Under the Restated Credit Agreement, there is no Excess Cash Flow payment due for 2018. On January 29, 2019, using cash on hand, the Company repaid $100 million of outstanding term loans under its Senior Secured Credit Facilities in partial satisfaction of the scheduled mandatory amortization payments due for 2019 in the table above.

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
In addition to the B&L benefit plans, outside of the U.S., a limited group of the Company's employees are covered by defined benefit pension plans.
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
The amounts included in accumulated other comprehensive loss as of December 31, 2018, 2017 and 2016 were as follows:

	Pension Benefit Plans						U.S. Postretirement Benefit Plan
	U.S. Plan			Non-U.S. Plans
(in millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Unrecognized actuarial losses	$(31)	$(18)	$(26)	$(50)	$(56)	$(61)	$(1)	$(4)	$(6)
Unrecognized prior service credits	$—	$—	$—	$27	$29	$26	$17	$20	$23
Of the December 31, 2018 amounts, the Company expects to recognize $3 million and $1 million of unrecognized prior service credits related to the U.S. postretirement benefit plan and the non-U.S. defined benefit plans, respectively, in net periodic (benefit) cost during 2019. In addition, the Company expects to recognize $1 million of unrecognized actuarial losses related to the non-U.S. pension benefit plans in net periodic (benefit) cost during 2019.
Net Periodic (Benefit) Cost
The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan in 2018, 2017 and 2016:

	Pension Benefit Plans						U.S. Postretirement Benefit Plan
	U.S. Plan			Non-U.S. Plans
(in millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$2	$2	$2	$3	$3	$3	$—	$—	$—
Interest cost	7	8	8	5	5	6	1	2	2
Expected return on plan assets	(15)	(13)	(13)	(5)	(5)	(7)	—	—	—
Amortization of net loss	—	—	—	1	2	—	—	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(1)	(2)	(3)	(3)
Other	—	—	—	—	—	2	—	—	—
Net periodic (benefit) cost	$(6)	$(3)	$(3)	$3	$4	$3	$(1)	$(1)	$(1)

Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status for 2018 and 2017:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2018	2017	2018	2017	2018	2017
Change in Projected benefit Obligation
Projected benefit obligation, beginning of year	$234	$230	$254	$230	$48	$52
Service cost	2	2	3	3	—	—
Interest cost	7	8	5	5	1	2
Employee contributions	—	—	—	—	1	1
Settlements	—	—	(2)	(1)	—	—
Benefits paid	(16)	(15)	(5)	(4)	(5)	(6)
Actuarial (gains) losses	(13)	9	(10)	(9)	(4)	(1)
Currency translation adjustments	—	—	(10)	30	—	—
Projected benefit obligation, end of year	214	234	235	254	41	48

Change in Plan Assets
Fair value of plan assets, beginning of year	206	181	155	128	—	—
Actual return on plan assets	(11)	30	(2)	7	—	—
Employee contributions	—	—	—	—	1	1
Company contributions	8	10	7	7	4	5
Settlements	—	—	(2)	(1)	—	—
Benefits paid	(16)	(15)	(5)	(4)	(5)	(6)
Currency translation adjustments	—	—	(6)	18	—	—
Fair value of plan assets, end of year	187	206	147	155	—	—
Funded Status at end of year	$(27)	$(28)	$(88)	$(99)	$(41)	$(48)

Recognized as:
Accrued and other current liabilities	$—	$—	$(2)	$(2)	$(5)	$(6)
Other non-current liabilities	$(27)	$(28)	$(86)	$(97)	$(36)	$(42)
A number of the Company’s pension benefit plans were underfunded as of December 31, 2018 and 2017, having accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded pension benefit plans is as follows:

	U.S. Plan		Non-U.S. Plans
(in millions)	2018	2017	2018	2017
Projected benefit obligation	$214	$234	$235	$254
Accumulated benefit obligation	214	234	225	244
Fair value of plan assets	187	206	147	155
The Company’s policy for funding its pension benefit plans is to make contributions that meet or exceed the minimum statutory funding requirements. These contributions are determined based upon recommendations made by the actuary under accepted actuarial principles. In 2019, the Company expects to contribute $2 million, $7 million and $5 million to the U.S. pension benefit plan, the non-U.S. pension benefit plans and the U.S. postretirement benefit plan, respectively. The Company plans to use postretirement benefit plan assets and cash on hand, as necessary, to fund the U.S. postretirement benefit plan benefit payments in 2019.

Estimated Future Benefit Payments
Future benefit payments over the next 10 years for the pension benefit plans and the postretirement benefit plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension Benefit Plans		U.S. Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
2019	$14	$5	$5
2020	18	5	5
2021	18	6	4
2022	18	6	4
2023	17	6	4
2024-2028	79	37	14
Assumptions
The weighted-average assumptions used to determine net periodic benefit costs and benefit obligations for 2018, 2017 and 2016 were as follows:

	Pension Benefit Plans			U.S. Postretirement Benefit Plan
	2018	2017	2016	2018	2017	2016
For Determining Net Periodic (Benefit) Cost
U.S. Plans:
Discount rate	3.56%	4.04%	4.34%	3.47%	3.85%	4.13%
Expected rate of return on plan assets	7.50%	7.50%	7.50%	—	—%	5.50%
Rate of compensation increase	—	—	—	—	—	—
Non-U.S. Plans:
Discount rate	2.29%	2.08%	2.74%
Expected rate of return on plan assets	3.66%	3.84%	5.46%
Rate of compensation increase	2.87%	2.64%	2.87%

	Pension Benefit Plans		U.S. Postretirement Benefit Plan

	2018	2017	2018	2017
For Determining Benefit Obligation
U.S. Plans:
Discount rate	4.25%	3.56%	4.16%	3.47%
Rate of compensation increase	—	—	—	—
Non-U.S. Plans:
Discount rate	2.39%	2.29%
Rate of compensation increase	2.89%	2.87%
The expected long-term rate of return on plan assets was developed based on a capital markets model that uses expected asset class returns, variance and correlation assumptions. The expected asset class returns were developed starting with current Treasury (for the U.S. pension plan) or Eurozone (for the Ireland pension plans) government yields and then adding corporate bond spreads and equity risk premiums to develop the return expectations for each asset class. The expected asset class returns are forward-looking. The variance and correlation assumptions are also forward-looking. They take into account historical relationships, but are adjusted to reflect expected capital market trends. The expected return on plan assets for the Company’s U.S. pension plan for 2018 was 7.50%. The expected return on plan assets for the Company’s Ireland pension plans was 3.75% for 2018.
The discount rate used to determine benefit obligations represents the current rate at which the benefit plan liabilities could be effectively settled considering the timing of expected payments for plan participants.

The 2019 expected rate of return for the U.S. pension benefit plan will be 7.25%. The 2019 expected rate of return for the Ireland pension benefit plans will be 3.50%.
Pension Benefit Plans Assets
Pension benefit plan assets are invested in several asset categories. The following presents the actual asset allocation as of December 31, 2018 and 2017:

	2018	2017
U.S. Plan
Equity securities	52%	60%
Fixed income securities	47%	30%
Other	1%	10%
Non-U.S. Plans
Cash and cash equivalents	5%	9%
Equity securities	20%	23%
Fixed income securities	69%	66%
Other	6%	2%
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

The table below presents total plan assets by investment category as of December 31, 2018 and 2017 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value. There were no transfers between Level 1 and Level 2 during the years ended December 31, 2018 and 2017.

	Pension Benefit Plans - U.S. Plans
	As of December 31, 2018				As of December 31, 2017
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$2	$—	$—	$2	$—	$—	$—	$—
Commingled funds:
Equity securities:
U.S. broad market	—	51	—	51	—	76	—	76
Emerging markets	—	13	—	13	—	19	—	19
Worldwide developed markets	—	21	—	21	—	29	—	29
Other assets	—	13	—	13	—	20	—	20
Fixed income securities:
Investment grade	—	87	—	87	—	62	—	62
	$2	$185	$—	$187	$—	$206	$—	$206

	Pension Benefit Plans - Non-U.S. Plans
	As of December 31, 2018				As of December 31, 2017
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$7	$—	$—	$7	$14	$—	$—	$14
Commingled funds:
Equity securities:
Emerging markets	—	1	—	1	—	1	—	1
Worldwide developed markets	—	29	—	29	—	35	—	35
Fixed income securities:
Investment grade	—	9	—	9	—	10	—	10
Global high yield	—	2	—	2	—	4	—	4
Government bond funds	—	90	—	90	—	88	—	88
Other assets	—	9	—	9	—	3	—	3
	$7	$140	$—	$147	$14	$141	$—	$155
Cash equivalents consisted primarily of term deposits and money market instruments. The fair value of the term deposits approximates their carrying amounts due to their short term maturities. The money market instruments also have short maturities and are valued using a market approach based on the quoted market prices of identical instruments.
Commingled funds are not publicly traded. The underlying assets in these funds are publicly traded on the exchanges and have readily available price quotes. The Ireland pension plans held approximately 93% and 92% of the non-U.S. commingled funds in 2018 and 2017, respectively. The commingled funds held by the U.S. and Ireland pension plans are primarily invested in index funds.
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
Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S., Ireland and certain other countries. Under these plans, employees are allowed to contribute a portion of their salaries to the plans, and the Company matches a portion of the employee contributions. The Company contributed $36 million, $22 million and $28 million to these plans during the years ended December 31, 2018, 2017 and 2016, respectively.

13.	SHARE-BASED COMPENSATION
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
Approximately 14,423,000 common shares were available for future grants as of December 31, 2018. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plans.
The components and classification of share-based compensation expense related to stock options and RSUs for the years ended December 31, 2018, 2017 and 2016 were as follows:

(in millions)	2018	2017	2016
Stock options	$23	$18	$16
RSUs	64	69	149
Share-based compensation expense	$87	$87	$165

Research and development expenses	$9	$8	$7
Selling, general and administrative expenses	78	79	158
Share-based compensation expense	$87	$87	$165
During 2017, the Company introduced a new long-term incentive program with the objective of realigning the share-based awards granted to senior management with the Company’s focus on improving its tangible capital usage and allocation, while maintaining focus on improving total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and performance-based RSUs. Performance-based RSUs are comprised of: (i) awards that vest upon achievement of certain share price appreciation conditions that are based on total shareholder return (“TSR”) and (ii) awards that vest upon attainment of certain performance targets that are based on the Company’s return on tangible capital (“ROTC”).

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
The granted stock options, time-based RSUs and performance-based RSUs includes long-term incentive awards granted to the Company’s Chief Executive Officer ("CEO") which had an aggregate value of $10 million. In connection with his award, approximately 933,000 performance-based RSUs received by the CEO upon his hire in 2016 were canceled, and the shares underlying those performance-based RSUs were permanently retired and are not available for future grants under the 2014 Plan. The CEO's long-term incentive award was accounted for as an award modification whereby the Company continues to recognize the unamortized compensation associated with the original award plus the incremental fair value of the new award measured at the date of grant, over the vesting period of the new award.
Stock Options
Stock options granted under the 2011 Plan and the Amended and Restated 2014 Plan generally expire on the fifth or tenth anniversary of the grant date. The exercise price of any stock option granted under the 2011 Plan and the Amended and Restated 2014 Plan will not be less than the closing price per common share preceding the date of grant. Stock options generally vest 33% and 25% each year over a three-year and four-year period, respectively, on the anniversary of the date of grant.
The fair values of all stock options granted for the years ended December 31, 2018, 2017 and 2016 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2018	2017	2016
Expected stock option life (years)	3.0	3.0	3.3
Expected volatility	54.0%	67.3%	75.0%
Risk-free interest rate	2.7%	1.8%	1.1%
Expected dividend yield	—%	—%	—%
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
The following table summarizes stock option activity during 2018:

(in millions, except per share amounts)	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	4.5	$34.65
Granted	2.1	$15.52
Exercised	(0.2)	$16.73
Expired or forfeited	(0.5)	$37.47
Outstanding, December 31, 2018	5.9	$27.88	7.9	$11
Vested and expected to vest, December 31, 2018	5.5	$28.61	7.9	$10
Vested and exercisable, December 31, 2018	2.2	$43.85	6.8	$2
The weighted-average fair values of all stock options granted in 2018, 2017 and 2016 were $7.83, $5.97 and $14.50, respectively. The total intrinsic values of stock options exercised in 2018, 2017 and 2016 were $1 million, $1 million and $65 million, respectively. Proceeds received on the exercise of stock options in 2018, 2017 and 2016 were $2 million, $1 million and $33 million, respectively.
As of December 31, 2018, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $18 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.5 years. The total fair value of stock options vested in 2018, 2017 and 2016 were $17 million, $20 million and $26 million, respectively.
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

The following table summarizes non-vested time-based RSU activity during 2018:

(in millions, except per share amounts)	Time-Based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2018	4.7	$19.09
Granted	3.0	$17.59
Vested	(1.5)	$20.19
Forfeited	(0.4)	$16.48
Non-vested, December 31, 2018	5.8	$18.29
As of December 31, 2018, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $47 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.8 years. The total fair value of time-based RSUs vested in 2018, 2017 and 2016 were $30 million, $58 million and $43 million, respectively.
Performance-Based RSUs
Each vested performance-based RSU represents the right of a holder to receive a number of the Company’s common shares up to a specified maximum. Performance-based RSUs vest upon achievement of certain share price appreciation conditions or attainment of certain performance targets. If the Company’s performance is below a specified performance level, no common shares will be paid.
The fair value of each performance-based RSU granted during 2018, 2017 and 2016 was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. The fair values of performance-based RSUs granted during 2018, 2017 and 2016 were estimated with the following assumptions:

	2018	2017	2016
Contractual term (years)	3.0	3.0	3.0 - 4.0
Expected Company share volatility	54.2%	67.2% - 77.2%	78.2% - 81.4%
Risk-free interest rate	2.7%	1.7% - 1.8%	1.0% - 1.2%
The expected company share volatility was determined based on historical volatility over the contractual term of the performance-based RSU. The risk-free interest rate was determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the performance-based RSUs.
The following table summarizes non-vested performance-based RSU activity during 2018:

(in millions, except per share amounts)	Performance-based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2018	1.8	$48.55
Granted	0.9	$24.44
Vested	(0.1)	$247.04
Forfeited	(1.1)	$39.63
Non-vested, December 31, 2018	1.5	$34.06
During 2018, the Company granted approximately 878,000 performance-based RSUs, consisting of approximately 469,000 units of TSR performance-based RSUs with an average grant date fair value of $29.35 per RSU and approximately 409,000 units of ROTC performance-based RSUs with a weighted-average grant date fair value of $18.80 per RSU.

As of December 31, 2018, the total remaining unrecognized compensation expense related to non-vested performance-based RSUs amounted to $24 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.7 years. A maximum of 2,860,510 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2018.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss as of December 31, 2018 and 2017 consists of:

(in millions)	2018	2017
Foreign currency translation adjustment	$(2,111)	$(1,877)
Pension adjustment, net of tax	(26)	(19)
	$(2,137)	$(1,896)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested.

15.	RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs for the years ended December 31, 2018, 2017 and 2016 consist of:

(in millions)	2018	2017	2016
Product related research and development	$376	$328	$385
Quality assurance	37	33	36
Research and development	$413	$361	$421

16.	OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the years ended December 31, 2018, 2017 and 2016 were as follows:

(in millions)	2018	2017	2016
Gain on the Skincare Sale	$—	$(309)	$—
Gain on the iNova Sale	—	(309)	—
Gain on the Dendreon Sale	—	(97)	—
Loss on the Sprout Sale	—	98	—
Net loss (gain) on other sales of assets	6	37	(6)
Litigation and other matters	(27)	226	59
Other, net	—	1	20
Other (income) expense, net	$(21)	$(353)	$73
In 2018, Litigation and other matters includes a favorable adjustment of $40 million related to the Salix SEC litigation. In 2017, Litigation and other matters includes: (i) $96 million related to the settlement of the Allergan shareholder class actions, (ii) $93 million related to the settlement of the Solodyn® antitrust class actions litigation and (iii) $20 million related to the Mimetogen Pharmaceuticals litigation. In 2016, Litigation and other matters includes: (i) an unfavorable adjustment of $90 million from the settlement of the Salix securities litigation and (ii) a favorable adjustment of $39 million from the settlement of the investigation into Salix's pre-acquisition sales and promotional practices for the Xifaxan®, Relistor® and Apriso® products. See Note 20, "LEGAL PROCEEDINGS" for additional information.

17.	INCOME TAXES
The components of Loss before benefit from income taxes for the years ended December 31, 2018, 2017 and 2016 consist of:

(in millions)	2018	2017	2016
Domestic	$(1,475)	$(2,032)	$(1,804)
Foreign	(2,679)	291	(631)
	$(4,154)	$(1,741)	$(2,435)
The components of Benefit from income taxes for the years ended December 31, 2018, 2017 and 2016 consist of:

(in millions)	2018	2017	2016
Current:
Domestic	$—	$(20)	$—
Foreign	(327)	(146)	(241)
	(327)	(166)	(241)
Deferred:
Domestic	17	(2)	—
Foreign	320	4,313	268
	337	4,311	268
	$10	$4,145	$27
The Benefit from income taxes differs from the expected amount calculated by applying the Company’s Canadian statutory rate of 26.9% to Loss before benefit from income taxes for the years ended December 31, 2018, 2017 and 2016 as follows:

(in millions)	2018	2017	2016
Loss before benefit from income taxes	$(4,154)	$(1,741)	$(2,435)
Benefit from income taxes
Expected benefit from income taxes at Canadian statutory rate	$1,117	$468	$655
Non-deductible amount of share-based compensation	(10)	(37)	(30)
Adjustments to tax attributes	(4)	(242)	147
Impact of changes in enacted income tax rates	—	747	—
Canadian tax impact of foreign exchange gain or loss on U.S. dollar denominated debt held by BHC and its Canadian Affiliates	(8)	157	(11)
Change in valuation allowance related to foreign tax credits and NOLs	(3)	139	(155)
Change in valuation allowance on Canadian deferred tax assets and tax rate changes	(867)	(517)	(472)
Change in uncertain tax positions	(47)	(65)	(10)
Foreign tax rate differences	(3)	933	(101)
Goodwill impairment	(488)	(139)	(377)
Tax differences on divestitures of businesses	—	203	—
Tax benefit on intra-entity transfers	356	2,480	399
Other	(33)	18	(18)
	$10	$4,145	$27

Deferred tax assets and liabilities as of December 31, 2018 and 2017 consist of:

(in millions)	2018	2017
Deferred tax assets:
Tax loss carryforwards	$2,886	$2,485
Provisions	519	589
Research and development tax credits	143	140
Scientific Research and Experimental Development pool	52	57
Tax credit carryforwards	46	59
Deferred revenue	4	11
Unrealized FX on U.S. dollar debt and other financing cost	262	61
Prepaid expenses	44	—
Share-based compensation	24	22
Total deferred tax assets	3,980	3,424
Less valuation allowance	(2,913)	(2,001)
Net deferred tax assets	1,067	1,423
Deferred tax liabilities:
Intangible assets	163	2,014
Plant, equipment and technology	55	18
Outside basis differences	29	28
Prepaid expenses	—	35
Other	29	75
Total deferred tax liabilities	276	2,170
Net deferred tax asset (liability)	$791	$(747)
On December 22, 2017, the Tax Act was signed into law and includes a number of changes in the U.S. tax law, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Tax Act also implements a modified territorial tax system that includes a one-time transition tax on the accumulated previously untaxed earnings of foreign subsidiaries (the “Transition Toll Tax”) equal to 15.5% (reinvested in liquid assets) or 8% (reinvested in non-liquid assets). At the taxpayer's election, the Transition Toll Tax can be paid over an eight-year period without interest, starting in 2018. The Company elected not to use this option and instead used a portion of its U.S. net operating losses ("NOLs") to offset this income inclusion.
The Tax Act also includes two new U.S. tax base erosion provisions: (i) the base-erosion and anti-abuse tax (“BEAT”) and (ii) the global intangible low-taxed income (“GILTI”). BEAT provides a minimum tax on U.S. tax deductible payments made to related foreign parties after December 31, 2017. GILTI requires an entity to include in its U.S. taxable income the earnings of its foreign subsidiaries in excess of an allowable return on each foreign subsidiary’s depreciable tangible assets. Accounting guidance provides that the impacts of GILTI can be included in the consolidated financial statements either by recording the impacts in the period in which GILTI has been incurred or by adjusting deferred tax assets or liabilities in the period of enactment related to basis differences expected to reverse as a result of the GILTI provisions in future years. The Company has elected to provide for the GILTI tax in the period in which it is incurred and, therefore, the 2017 benefit for income taxes did not include a provision for GILTI. The tax expense in 2018 includes the effects of the Tax Act including both GILTI and BEAT.
As part of the Tax Act, the Company’s U.S. interest expense is subject to limitation rules which limit U.S. interest expense to 30% of adjusted taxable income, defined similar to EBITDA through 2021 and EBIT thereafter. Disallowed interest can be carried forward indefinitely and any unused interest deduction assessed for recoverability. The Company considered such provisions in 2018 and expects to fully utilize any interest carry forwards in future periods.
For the year ended December 31, 2017, the Company provided for income taxes, including the impacts of the Tax Act, in accordance with the accounting guidance issued through the date of issuance of its audited Consolidated Financial Statements. In accordance with that accounting guidance, the Company had provisionally provided for the income tax effects of the Tax Act as of December 31, 2017. The Company’s Benefit from income taxes for the year 2017 included provisional net tax benefits of $975 million attributable to the Tax Act which included: (i) the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future of $774 million, (ii) the one-time Transition Toll Tax of $88 million and (iii) the decrease in deferred tax assets attributable to certain legal accruals, the deductibility of which is uncertain for U.S. federal income tax purposes, of $10 million. The Company has utilized NOLs to offset the provisionally determined $88 million Transition Toll Tax and therefore no amount was recorded as payable. The Company had previously provided for residual U.S. federal income tax on its outside basis differences in certain foreign subsidiaries which, due to the Tax Act, are no longer taxable. As such, the Company's residual U.S. federal income tax liability of $299 million prior to the law change was reversed and the Company recognized a deferred tax benefit of $299 million in the fourth quarter of 2017.
The provisional amounts included in the Company's Benefit from income taxes for the year 2017, including the Transition Toll Tax, were finalized during the three months ended December 31, 2018. In finalizing the Benefit from income taxes for the year 2017, the Company considered the guidance issued by accounting regulatory bodies, the U.S. Internal Revenue Service, state and local governments, and the proposed regulations regarding the one-time Transition Toll Tax on the pre-2018 earnings of certain non-U.S. subsidiaries issued by the U.S. Treasury Department on August 1, 2018. As part of its full assessment, the Company also assessed the impact of the Tax Act on the Company’s tax filings for the year 2017. Differences between the provisional net income tax benefits provided in 2017 attributable to the Tax Act of $975 million, as previously disclosed, and the benefit for income taxes as finalized are included in the Benefit from income taxes for the year ended December 31, 2018 and were not material to the Company’s financial results for the year ended December 31, 2018. Although the Company has completed its full assessment and finalized its accounting for the impact of the Tax Act, the Company will monitor guidance issued in the future and assess the impact, if any, on the amounts provided.
The Company has provided for income taxes, including the impacts of the Tax Act, in accordance with guidance issued by accounting regulatory bodies, the U.S. Internal Revenue Service and state and local governments through the date of the issuance of these Consolidated Financial Statements. Additional guidance and interpretations can be expected and such guidance, if any, could impact future results. While management continues to monitor these matters, the ultimate impact, if any, as a result of the application of any guidance issued in the future cannot be determined at this time.
On December 21, 2018, the U.S. Treasury Department released proposed regulations under the new dividend received deduction and anti-hybrid rules. The Company has evaluated the proposed regulations, the impact of which was not material and has been included in the Benefit from income taxes.
On September 5, 2018, Ireland’s Minister for Finance and Public Expenditure and Reform published Ireland’s Corporation Tax Roadmap incorporating implementation of the European Union Anti-Tax Avoidance Directives. The regulations have no impact for 2018 and the Company is in the process of evaluating these proposals and the impacts on its future financial results.
In 2017, the Company liquidated its top U.S. subsidiary (Biovail Americas Corp.) in a taxable transaction that resulted in a taxable loss which was of a character that offset certain gains from internal restructurings and third-party divestitures, the excess of which was, under U.S. tax law, able to be carried back to offset previously recognized gains in 2016, 2015 and 2014. This carryback resulted in an increase in the deferred tax asset for NOLs previously utilized against such gains. In connection with this taxable transaction, the Company recognized a net income tax benefit of approximately $400 million primarily related to the carryback of losses and reversed a previously established deferred tax liability of approximately $1,900 million.
The realization of deferred tax assets is dependent on the Company generating sufficient domestic and foreign taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies. As a result of taxable losses in Canada and deferred tax assets generated in conjunction with internal restructurings, the valuation allowance increased by $912 million and $144 million during the years ended December 31, 2018 and 2017, respectively. Given the Company’s history of pre-tax losses and expected future losses in Canada, the Company maintained that there was insufficient objective evidence to release the valuation allowance against Canadian tax loss carryforwards, International Tax Credits (“ITC”) and pooled Scientific Research and Experimental Development Tax Incentive (“SR&ED”) expenditures.
As of December 31, 2018 and 2017, the Company had accumulated taxable losses available to offset future years’ federal and provincial taxable income in Canada of approximately $5,655 million and $5,047 million, respectively.  As of December 31, 2018 and 2017, unclaimed ITCs available to offset future federal taxes in Canada were approximately $34 million and $37 million, respectively, which expire in the years 2019 through 2036.  In addition, as of December 31, 2018 and 2017, pooled SR&ED expenditures available to offset against future taxable income in Canada were approximately $192 million and $210 million, respectively, which may be carried forward indefinitely. As of December 31, 2018 and 2017, a full valuation allowance against the net Canadian deferred tax assets has been provided of $2,470 million and $1,576 million, respectively.
As of December 31, 2018 and 2017, the Company had accumulated taxable losses available to offset future years' federal taxable income in the U.S. of approximately $1,552 million and $1,703 million, respectively, including acquired losses which expire in the years 2021 through 2037. While the remaining taxable losses are subject to multiple annual loss limitations as a result of previous ownership changes, the Company believes that the recoverability of the deferred tax assets associated with these taxable losses are more likely than not to be realized. As of December 31, 2018 and 2017 U.S. research and development credits available to offset future years' federal income taxes in the U.S. were approximately $97 million and $95 million, respectively, which includes acquired research and development credits and which expire in the years 2021 through 2038. The Company intends to amend prior U.S. tax filings in order to deduct foreign taxes rather than take a foreign tax credit. Therefore, during 2017, the Company reversed the deferred tax asset and associated valuation allowance of approximately $342 million in U.S. foreign tax credits, including acquired U.S. foreign tax credits. The Company recorded a deferred tax benefit of $84 million for such deduction and adjusted its expected NOL carryforward accordingly. In conjunction with the Sprout Sale in 2017, the Company recognized a capital loss and established a valuation allowance on the portion of the loss for which a benefit is not expected to be realized.
The Company provides for Canadian tax on the unremitted earnings of its direct foreign affiliates except for its direct U.S. subsidiaries. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated to Canada. As of December 31, 2018, the Company estimates there will be no Canadian tax liability attributable to the permanently reinvested U.S. earnings.
As of December 31, 2018 and 2017, unrecognized tax benefits (including interest and penalties) were $654 million and $598 million, of which $345 million and $273 million would affect the effective income tax rate, respectively. In 2018 and 2017, the remaining unrecognized tax benefits would not impact the effective tax rate as the tax positions are offset against existing tax attributes or are timing in nature. In 2018 and 2017, the Company recognized net increases to unrecognized tax benefits for current year tax positions of $18 million and $147 million, respectively. In 2018 and 2017, the Company recognized net increases to unrecognized tax benefits related to tax positions taken in the prior years of $38 million and $28 million, respectively.
The Company provides for interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2018 and 2017, accrued interest and penalties related to unrecognized tax benefits were approximately $42 million and $41 million. In 2018 and 2017, the Company recognized an increase of approximately $1 million and $2 million of interest and penalties, respectively.
The Company and one or more of its subsidiaries file federal income tax returns in Canada, the U.S., and other foreign jurisdictions, as well as various provinces and states in Canada and the U.S. The Company and its subsidiaries have open tax years, primarily from 2005 to 2017, with significant taxing jurisdictions, respectively, including Canada and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations and tax treaties, as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. Certain of these tax years are expected to remain open indefinitely.

Jurisdiction:	Open Years
United States - Federal	2014 - 2017
Canada	2005 - 2017
Germany	2013 - 2017
France	2013 - 2017
China	2015 - 2017
Ireland	2013 - 2017
Netherlands	2015 - 2017
Australia	2011 - 2017
The Internal Revenue Service completed its examinations of the Company’s U.S. consolidated federal income tax returns for the years 2013 and 2014. There were no material adjustments to the Company's taxable income as a result of these examinations. The 2014 tax year remains open to the extent of a 2017 capital loss carried back to that year. Additionally, the Internal Revenue

Service has selected for examination the Company's annual tax filings for 2015 and 2016 and the Company's short period tax return for the period ended September 8, 2017, which was filed as a result of the Company's internal restructuring efforts during 2017. At this time, the Company does not expect that proposed adjustments, if any, for these periods would be material to the Company's Consolidated Financial Statements.
The Company is currently under examination by the Canada Revenue Agency for three separate cycles: (a) years 2005 through 2006, (b) years 2007 through 2009 and (c) years 2012 through 2013. The Company received from the Canada Revenue Agency a proposed audit adjustment for the years 2005 through 2009. The Company disagrees with the adjustments and has filed the respective Notices of Objection. The total proposed adjustment will result in a loss of tax attributes which are subject to a full valuation allowance and will not result in material change to the provision for income taxes. The Canada Revenue Agency audits of the 2010 and 2011 tax years were closed in 2016, and resulted in no material adjustments. The Company received an assessment for certain transfer pricing matters in 2012 for CAD 88 million.  The Company disagrees the adjustments and will file a Notice of Objection.  Of the total proposed adjustment, all but CAD 2 million will result in a loss of tax attributes which are subject to a full valuation allowance and will not result in a material change to the provision for income taxes.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2016. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's Consolidated Financial Statements.
The Company’s subsidiaries in Australia are under audit by the Australian Tax Office for various years beginning in 2010. On August 8, 2017, the Australian Taxation Office issued a notice of assessment for the tax years 2011 through 2017 in the aggregate amount of $117 million, which includes penalties and interest. The Company disagrees with the assessment and continues to believe that its tax positions are appropriate and supported by the facts, circumstances and applicable laws. The Company intends to defend its tax position in this matter vigorously and has filed a holding objection against the assessment by the Australian Taxation Office and has secured a bank guarantee to cover any potential cash outlays regarding this assessment. As of December 31, 2017, Restricted cash of $77 million was deposited with a bank as collateral to secure a bank guarantee for the benefit of the Australian Government. On January 9, 2018, the cash collateral of $77 million of Restricted cash was returned to the Company in exchange for a $77 million letter of credit.
The Company's U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2012 through 2017.
Certain affiliates of the Company in regions outside of Canada, the U.S., Germany and Australia are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain tax benefits. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's Consolidated Financial Statements.
The following table presents a reconciliation of the unrecognized tax benefits for 2018, 2017 and 2016:

(in millions)	2018	2017	2016
Balance, beginning of year	$598	$423	$344
Additions based on tax positions related to the current year	18	145	16
Additions for tax positions of prior years	55	57	96
Reductions for tax positions of prior years	(11)	(18)	(20)
Lapse of statute of limitations	(6)	(9)	(13)
Balance, end of year	$654	$598	$423
The Company estimates that unrecognized tax benefits realized during the next 12 months will not be material.
On February 15, 2019, the Company received a ruling from the Polish tax authorities confirming the deductibility of royalties paid to certain Canadian subsidiaries.  In connection with this ruling, the Company expects to recognize a tax benefit and will reduce its uncertain tax benefit liability for the full amount of the previously recorded liability for this matter of $32 million during the quarter ending March 31, 2019.

18.	(LOSS) EARNINGS PER SHARE
(Loss) earnings per share attributable to Bausch Health Companies Inc. for 2018, 2017 and 2016 were calculated as follows:

(in millions, except per share amounts)	2018	2017	2016
Net (loss) income attributable to Bausch Health Companies Inc.	$(4,148)	$2,404	$(2,409)

Basic weighted-average number of common shares outstanding	351.3	350.2	347.3
Dilutive effect of stock options, RSUs and other	—	1.6	—
Diluted weighted-average number of common shares outstanding	351.3	351.8	347.3

(Loss) earnings per share attributable to Bausch Health Companies Inc.
Basic	$(11.81)	$6.86	$(6.94)
Diluted	$(11.81)	$6.83	$(6.94)
In 2018 and 2016, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 3,763,000 and 2,795,000 common shares for 2018 and 2016, respectively.
Additionally, in 2018, 2017 and 2016, stock options, time-based RSUs and performance-based RSUs to purchase approximately 4,185,000, 7,050,000 and 7,825,000 common shares of the Company, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

19.	SUPPLEMENTAL CASH FLOW DISCLOSURES
The Supplemental cash flow disclosures for 2018, 2017 and 2016 were as follows:

(in millions)	2018	2017	2016
Other Payments
Interest paid	$1,665	$1,708	$1,718
Income taxes paid	$138	$179	$149
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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of December 31, 2018, the Company's Consolidated Balance Sheets includes accrued current loss contingencies of $11 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.

Governmental and Regulatory Inquiries
Investigation by the U.S. Attorney's Office for the District of Massachusetts
In October 2015, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts, and, in June 2016, the Company received a follow-up subpoena. The materials requested, pursuant to the subpoenas and follow-up requests, include documents and witness interviews with respect to the Company’s patient assistance programs and contributions to patient assistance organizations that provide financial assistance to Medicare patients taking products sold by the Company, and the Company’s pricing of its products. The Company is cooperating with this investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
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
In October 2015, four putative securities class actions were filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor.
On May 31, 2016, the Court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 3:15-cv-07658. On June 24, 2016, the lead plaintiff filed a consolidated complaint asserting claims under Sections 10(b) and 20(a) of the Exchange Act against the Company, and certain current or former officers and directors, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain current or former officers and directors, and certain other parties. The lead plaintiff seeks to bring these claims on behalf of a putative class of persons who purchased the Company’s equity securities and senior notes in the United States between January 4, 2013 and March 15, 2016, including all those who purchased the Company’s securities in the United States in the Company’s debt and stock offerings between July 2013 to March 2015. On September 13, 2016, the Company and the other defendants moved to dismiss the consolidated complaint. On April 28, 2017, the Court dismissed certain claims arising out of the Company's private placement offerings and otherwise denied the motions to dismiss. On September 20, 2018, lead plaintiff filed an amended complaint, adding claims against ValueAct Capital Management L.P. and affiliated entities. On October 31, 2018, ValueAct filed a motion to dismiss and the parties then agreed that the action was stayed pursuant to the Private Securities Litigation Reform Act.
On June 6, 2018, a putative class action was filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. This action, captioned Timber Hill LLC, v. Valeant Pharmaceuticals International, Inc., et al., (Case No. 2:18-cv-10246) (“Timber Hill”), asserts securities fraud claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons who purchased call options or sold put options on the Company’s common stock during the period January 4, 2013 through August 11, 2016. On June 11, 2018, this action was consolidated with In re Valeant Pharmaceuticals International, Inc. Securities Litigation, (Case No. 3:15-cv-07658). On January 14, 2019, Defendants filed a motion to dismiss the Timber Hill complaint. Briefing on that motion was completed on February 13, 2019.
In addition to the consolidated putative class action, thirty-one groups of individual investors in the Company’s stock and debt securities have chosen to opt out of the consolidated putative class action and filed securities actions pending in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These actions are captioned: T. Rowe Price Growth Stock Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-5034); Equity Trustees Limited as Responsible Entity for T. Rowe Price Global Equity Fund v. Valeant Pharmaceuticals International Inc. (Case No. 16-cv-6127); Principal Funds, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-6128); BloombergSen Partners Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7212); Discovery Global Citizens Master Fund, Ltd. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7321); MSD Torchlight Partners, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7324); BlueMountain Foinaven Master Fund, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7328); Incline Global Master LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7494); VALIC Company I v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7496); Janus Aspen Series v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7497) (“Janus Aspen”); Okumus Opportunistic Value Fund, LTD v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6513) (“Okumus”); Lord Abbett Investment Trust- Lord Abbett Short Duration Income Fund, v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6365) (“Lord Abbett”); Pentwater Equity Opportunities Master Fund LTD v. Valeant Pharmaceuticals International, Inc., et al. (Case No. 17-cv-7552) ("Pentwater"); Public Employees’ Retirement System of Mississippi v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-7625) (“Mississippi”); The Boeing Company Employee Retirement Plans Master Trust v. Valeant Pharmaceuticals International Inc., et al., (Case No. 17-cv-7636) (“Boeing”); State Board of Administration of Florida v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-12808); The Regents of the University of California v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-13488); GMO Trust v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0089); Första AP Fonden v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-12088); New York City Employees’ Retirement System v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0032) (“NYCERS”); Hound Partners Offshore Fund, LP v. Valeant Pharmaceuticals International, Inc. (Case No. 3:18-cv-08705) (“Hound Partners”); Blackrock Global Allocation Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0343) (“Blackrock”); Colonial First State Investments Limited As Responsible Entity for Commonwealth Global Shares Fund 1 v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0383); Bharat Ahuja v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0846); Brahman Capital Corp. v. Valeant Pharmaceuticals International, Inc (Case No. 18-cv-0893); The Prudential Insurance Company of America v. Valeant Pharmaceuticals International, Inc. (Case No. 3:18-cv-01223) (“Prudential”); Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) ("Senzar"); 2012 Dynasty UC LLC v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-08595) ("2012

Dynasty"); Catalyst Dynamic Alpha Fund v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-12673) (“Catalyst”); Northwestern Mutual Life Insurance Co., v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-15286) (“Northwestern Mutual”); and Bahaa Aly, et al. v. Valeant Pharmaceuticals International, Inc., (Case No. 18-cv-17393) (“Aly”).
These individual shareholder actions assert claims under Sections 10(b), 18, and 20(a) of the Exchange Act, Sections 11, 12(a)(2), and 15 of the Securities Act, common law fraud, and negligent misrepresentation under state law, based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. Plaintiffs in the Lord Abbett, Boeing, Mississippi, NYCERS, Hound Partners, Blackrock, Catalyst, 2012 Dynasty cases and Northwestern Mutual additionally assert claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act. The allegations in the complaints are similar to those made by plaintiffs in the putative class action. Motions to dismiss have been filed in many of these individual actions. To date, the Court has dismissed state law claims including New Jersey Racketeer Influenced and Corrupt Organizations Act, common law fraud, and negligent misrepresentation claims in certain cases.
The Company believes the individual complaints and the consolidated putative class action are without merit and intends to defend itself vigorously.
Canadian Securities Litigation
In 2015, six putative class actions were filed and served against the Company and certain current or former officers and directors in Canada in the provinces of British Columbia, Ontario and Quebec. These actions are captioned: (a) Alladina v. Valeant, et al. (Case No. S-1594B6) (Supreme Court of British Columbia) (filed November 17, 2015); (b) Kowalyshyn v. Valeant, et al. (CV-15-540593-00CP) (Ontario Superior Court) (filed November 16, 2015); (c) Kowalyshyn et al. v. Valeant, et al. (CV-15-541082-00CP) (Ontario Superior Court) (filed November 23, 2015); (d) O’Brien v. Valeant et al. (CV-15-543678-00CP) (Ontario Superior Court) (filed December 30, 2015); (e) Catucci v. Valeant, et al. (Court File No. 540-17-011743159) (Quebec Superior Court) (filed October 26, 2015); and (f) Rousseau-Godbout v. Valeant, et al. (Court File No. 500-06-000770-152) (Quebec Superior Court) (filed October 27, 2015).
The actions generally allege violations of Canadian provincial securities legislation on behalf of putative classes of persons who purchased or otherwise acquired securities of the Company for periods commencing as early as January 1, 2013 and ending as late as November 16, 2015. The alleged violations relate to the same matters described in the US Securities Litigation description above.
The Rosseau-Godbout action was stayed by the Quebec Superior Court by consent order. The Kowalyshyn action has been consolidated with the O’Brien action and that the consolidated action is stayed in favor of the Catucci action. In the Catucci action, on August 29, 2017, the judge granted the plaintiffs leave to proceed with their claims under the Quebec Securities Act and authorized the class proceeding. On October 26, 2017, the plaintiffs issued their Judicial Application Originating Class Proceedings. A timetable for certain pre-trial procedural matters in the action has been set and the notice of certification has been disseminated to class members. Among other things, the timetable established a deadline of June 19, 2018 for class members to exercise their right to opt-out of the class.
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
In addition to the class proceedings described above, on April 12, 2018, the Company was served with an application for leave filed in the Quebec Superior Court of Justice to pursue an action under the Quebec Securities Act against the Company and certain current or former officers and directors. This proceeding is captioned BlackRock Asset Management Canada Limited et al. v. Valeant, et al. (Court File No. 500-11-054155-185). The allegations in the proceeding are similar to those made by plaintiffs in the Catucci class action. That application has been scheduled to be heard on May 14, 2019. On June 18, 2018, the same BlackRock entities filed an originating application (Court File No. 500-17-103749-183) against the same defendants asserting claims under the Quebec Civil Code in respect of the same alleged misrepresentations.
The Company is aware that certain other members of the Catucci class exercised their opt-out rights prior to the June 19, 2018 deadline. On February 15, 2019, one of the entities who exercised their opt-out rights served the Company with an application in the Quebec Superior Court of Justice for leave to pursue an action under the Quebec Securities Act against the Company, certain current or former officers and directors of the Company and its auditor. That proceeding is captioned California State

Teachers’ Retirement System v. Bausch Health Companies Inc. et al. (Court File No. 500-11-055722-181). The allegations in the proceeding are similar to those made by the plaintiffs in the Catucci class action and in the BlackRock opt out proceedings. On that same date, California State Teachers’ Retirement System also served the Company with proceedings (Court File No. 500-17-106044-186) against the same defendants asserting claims under the Quebec Civil Code in respect of the same alleged misrepresentations.
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
RICO Class Actions
Between May 27, 2016 and September 16, 2016, three virtually identical actions were filed in the U.S. District Court for the District of New Jersey against the Company and various third-parties, alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third-party payors that paid claims submitted by Philidor for certain Company branded drugs between January 2, 2013 and November 9, 2015.  On November 30, 2016, the Court entered an order consolidating the three actions under the caption In re Valeant Pharmaceuticals International, Inc. Third-Party Payor Litigation, No. 3:16-cv-03087. A consolidated class action complaint was filed on December 14, 2016. The consolidated complaint alleges, among other things, that the Defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription.  The complaint further alleges that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute.  The Company moved to dismiss the consolidated complaint on February 13, 2017. On March 14, 2017, other defendants filed a motion to stay the RICO class action pending the resolution of criminal proceedings against Andrew Davenport and Gary Tanner. On August 9, 2017, the Court granted the motion to stay and entered an order staying all proceedings in the case and accordingly terminating other pending motions.
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

The plaintiffs in such suits alleged violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, and of various state antitrust and consumer protection laws, and further alleged that the defendants have been unjustly enriched through their alleged conduct. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, punitive and/or other damages, including attorneys’ fees. By order dated June 8, 2015, the Judicial Panel for Multidistrict Litigation ("JPML") centralized the suits in the Middle District of Florida, under the caption In re Disposable Contact Lens Antitrust Litigation, Case No. 3:15-md-02626-HES-JRK, before U.S. District Judge Harvey E. Schlesinger. After the class plaintiffs filed a corrected consolidated class action complaint on December 16, 2015, the defendants jointly moved to dismiss those complaints. On June 16, 2016, the Court granted the defendants' motion to dismiss with respect to claims brought under the Maryland Consumer Protection Act, but denied the motion to dismiss with respect to claims brought under Sherman Act, Section 1 and other state laws. On December 4, 2018, the Court certified six classes, four of which relate to B&L Inc. On December 18, 2018, the defendants filed petitions seeking leave from the Eleventh Circuit Court of Appeals to file an immediate appeal of the class certification order (the “Petitions”). On August 20, 2018, B&L Inc. individually and jointly with defendants filed motions for summary judgment. The Court indicated that resolution of the motions for summary judgment may require the trial (currently set for May 2019) to be rescheduled for a later date. On January 29, 2019, the Court ordered the parties to file briefs addressing whether the litigation should be stayed pending a ruling on the Petitions. On February 12, 2019, defendants requested that the Court enter a stay until resolution of the Petitions, including the ensuing appeal should the Petitions be granted. Plaintiffs oppose a stay of the litigation, but both parties requested the Court reschedule the May 2019 trial date. The Company intends to vigorously defend this matter.
Generic Pricing Antitrust Class Action
On June 22, 2018, the Company's subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”), were added as defendants in putative class action multidistrict antitrust litigation entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16-MD-2724). The complaint was filed by direct purchaser plaintiffs on behalf of themselves and others similarly situated. The plaintiffs seek damages under federal antitrust laws. Separate complaints by other plaintiffs which had been consolidated in the same multidistrict litigation did not name the Company or any of its subsidiaries as a defendant. The direct purchaser plaintiffs assert that the Company’s subsidiaries purportedly entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. Specific claims against the Company’s subsidiaries relate to generic pricing of the Company’s metronidazole vaginal product as part of an alleged overarching conspiracy among generic drug manufacturers. Prior to the Company’s subsidiaries being added to the case, some of the defendants moved to dismiss certain of the consolidated amended complaints. On October 16, 2018, the Court granted in part and denied in part these defendants’ motions to dismiss. On December 21, 2018, the direct purchaser plaintiffs filed an amended complaint alleging similar claims against the Company’s subsidiaries as the earlier-filed putative class action complaint. On December 20, 2018, three direct purchaser plaintiffs that had opted out of the putative class filed an amended complaint in the MDL that added Oceanside, Bausch Health US and Bausch Health Americas, alleging similar claims as the direct purchaser plaintiffs’ putative class action complaint. The current deadline for filing motions to dismiss is February 21, 2019. Discovery against the Company’s subsidiaries has commenced. The Company intends to vigorously defend this matter.

Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Relistor®, Apriso®, Uceris® and Jublia® in the United States and Glumetza® in Canada, or other similar suits. These matters are proceeding in the ordinary course. In addition, patents covering the Company's branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review ("IPR") at the US Patent & Trademark Office. The proceedings operate under different standards from district court proceedings, and are often completed within 18 months of institution.  IPR challenges have been brought against patents covering the Company's branded pharmaceutical products.  For example, following Acrux DDS’s IPR petition, the US Patent and Trial Appeal Board, in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia® and, on June 6, 2018, issued a written determination invalidating such patent. An appeal of this decision was filed on August 7, 2018. Jublia® continues to be covered by seven other Orange Book-listed patents owned by the Company, which expire in the years 2028 through 2034.
Product Liability
Shower to Shower Products Liability Litigation
The Company has been named in one hundred sixty-five lawsuits involving the Shower to Shower body powder product acquired in September 2012 from Johnson & Johnson.
These lawsuits include one case originally filed in the In re Johnson & Johnson Talcum Powder Litigation, Multidistrict Litigation 2738, pending in the United States District Court for the District of New Jersey. The Company and Bausch Health US were first named in a lawsuit filed directly into the MDL alleging that the use of the Shower to Shower product caused the plaintiff to develop ovarian cancer. The plaintiff agreed to a dismissal of all claims against the Company and Bausch Health US without prejudice. The Company has been named in one additional lawsuit, originally filed in the District of Puerto Rico and subsequently transferred into the MDL, but has not been served in that case. The Company was also named in two additional lawsuits filed directly into the MDL that have also not yet been served.
These lawsuits also include a number of matters filed in the Superior Court of Delaware and five cases filed in the Superior Court of New Jersey alleging that the use of Shower to Shower caused the plaintiffs to develop ovarian cancer. The Company has been voluntarily dismissed from nearly all of these cases, with claims against Bausch Health US only remaining in most of these cases. Four of the five cases in the Superior Court of New Jersey were voluntarily dismissed as to Bausch Health US as well. The allegations in these cases specifically directed to Bausch Health US include failure to warn, design defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, and punitive damages. One hundred forty-nine of the Delaware actions were voluntarily dismissed without prejudice in January 2019, but, pursuant to a stipulation among the parties, will be refiled in either the MDL or in coordinated proceedings in Atlantic County, New Jersey Superior Court, depending on the state of residence of each plaintiff. As of the date of this Form 10-K, these re-filings have not yet occurred.
In addition, these lawsuits also include a number of cases filed in certain state courts in the United States (including the Superior Courts of California, Delaware and New Jersey); the District Court of Louisiana; the Supreme Court of New York (Niagara County); the District Court of Oklahoma City, Oklahoma; the South Carolina Court of Common Pleas (Richland County); and the District Court of Nueces County, Texas (transferred to the asbestos MDL docket in the District Court of Harris County, Texas for pre-trial purposes) alleging use of Shower to Shower and other products resulted in the plaintiffs developing mesothelioma. The Company has been successful in obtaining voluntarily dismissals in most of these cases or the plaintiffs have not opposed summary judgment. The allegations in these cases generally include design defect, manufacturing defect, failure to warn, negligence, and punitive damages, and in some cases breach of express and implied warranties, misrepresentation, and loss of consortium. The damages sought by the various Plaintiffs include compensatory damages, including medical expenses, lost wages or earning capacity, and loss of consortium. In addition, Plaintiffs seek compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees.

On February 11, 2019, seven plaintiffs filed a pre-suit notice letter with the California Attorney General notifying the Attorney General’s office of their intent to file suit after 60 days against the Company and certain of its subsidiaries, alleging they committed violations of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65) by manufacturing and distributing Shower to Shower that they allege contained chemical compounds known to cause cancer. By statute, a private lawsuit may not be filed until at least 60 days have passed following service of this pre-suit notice letter.
Finally, two proposed class actions have been filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec). The Company also acquired the rights to the Shower to Shower product in Canada from Johnson & Johnson in September 2012. In the British Columbia matter, the plaintiff seeks to certify a proposed class action on behalf of persons in British Columbia and Canada who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower, including their estates, executors and personal representatives, and is alleging that the use of this product increases certain health risks. In the Quebec matter, the plaintiff sought to certify a proposed class action on behalf of persons in Quebec who have used Johnson & Johnson’s Baby Powder or Shower to Shower, as well as their family members, assigns and heirs, and is alleging negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner. A certification (also known as authorization) hearing in the Quebec matter and the Court certified (or as stated under Quebec law, authorized) the bringing of a class action by a representative plaintiff on behalf of people in Quebec who have used Johnson & Johnson's Baby Powder and/or Shower to Shower in their perineal area and have been diagnosed with ovarian cancer and/or family members, assigns and heirs. The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages.
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
General Civil Actions
Mississippi Attorney General Consumer Protection Action
The Company and Bausch Health US are named in an action brought by James Hood, Attorney General of Mississippi, in the Chancery Court of the First Judicial District of Hinds County, Mississippi (Hood ex rel. State of Mississippi, Civil Action No. G2014-1207013, filed on August 22, 2014), alleging consumer protection claims against Johnson & Johnson and Johnson Consumer Companies, Inc., the Company and Bausch Health US related to the Shower to Shower body powder product and its alleged causal link to ovarian cancer. As indicated above, the Company acquired the Shower to Shower body powder product in September 2012 from Johnson & Johnson. The State seeks compensatory damages, punitive damages, injunctive relief requiring warnings for talc-containing products, removal from the market of products that fail to warn, and to prevent the continued violation of the Mississippi Consumer Protection Act (“MCPA”). The State also seeks disgorgement of profits from the sale of the product and civil penalties. In October 2017, plaintiffs dismissed certain claims under the MCPA related to advertising/marketing that did not appear on the label and/or packaging of Shower to Shower. The State has not made specific allegations as to the Company or Bausch Health US. The Company intends to defend itself vigorously in this action. The Company believes that its potential liability (including its attorneys’ fees and costs) arising out this Shower to Shower matter filed against the Company is subject to certain indemnification obligations of Johnson & Johnson owed to the Company, and legal fees and costs have been and are currently being reimbursed by Johnson & Johnson.
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, Index No. 651597/2018. Doctors Allergy asserts breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas.  Doctors Allergy claims its damages are not less than $23 million.  On June 14, 2018, Bausch Health Americas filed a motion to dismiss the complaint in part and a motion to strike. Oral argument on this motion was held on November 13, 2018. Discovery is proceeding. Bausch Health Americas disputes the claims and intends to vigorously defend this matter.

Litigation with Former Salix CEO
On January 28, 2019, former Salix Ltd. CEO and director Carolyn Logan filed a lawsuit in the Delaware Court of Chancery, Case No. 2019-0059, asserting claims for breach of contract and declaratory relief. The lawsuit arises out of the contractual termination of approximately $30 million in unvested equity awards following the determination by the Salix Ltd. Board of Directors that Logan intentionally engaged in wrongdoing that resulted, or would reasonably be expected to result, in material harm to Salix Ltd., or to the business or reputation of Salix Ltd. Logan seeks the restoration of the unvested equity awards and a declaration regarding certain rights related to indemnification.  The Company disputes the claims and intends to vigorously defend the matter.
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
Allergan Shareholder Class Actions
On December 16, 2014, Anthony Basile, an alleged shareholder of Allergan filed a lawsuit on behalf of a putative class of Allergan shareholders against the Company, Bausch Health Americas (then Valeant Pharmaceuticals International (“VPI”)), AGMS, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman in the U.S. District Court for the Central District of California (Basile v. Valeant Pharmaceuticals International, Inc., et al., Case No. 14-cv-02004-DOC). On June 26, 2015, lead plaintiffs the State Teachers Retirement System of Ohio, the Iowa Public Employees Retirement System and Patrick T. Johnson filed an amended complaint against the Company, Bausch Health Americas (then VPI), J. Michael Pearson, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman. The amended complaint alleged claims on behalf of a putative class of sellers of Allergan securities between February 25, 2014 and April 21, 2014, against all defendants contending that various purchases of Allergan securities by PS Fund were made while in possession of material, non-public information concerning a potential tender offer by the Company for Allergan stock, and asserting violations of Section 14(e) of the Exchange Act and rules promulgated by the SEC thereunder and Section 20A of the Exchange Act. The amended complaint also alleged violations of Section 20(a) of the Exchange Act against Pershing Square, various Pershing Square affiliates, William A. Ackman and J. Michael Pearson. The amended complaint sought, among other relief, money damages, equitable relief, and attorneys’ fees and costs. On March 15, 2017, the Court entered an order certifying a plaintiff class comprised of persons who sold Allergan common stock contemporaneously with purchases of Allergan common stock made or caused by defendants during the period February 25, 2014 through April 21, 2014.
On June 28, 2017, Timber Hill LLC, a Connecticut limited liability company that allegedly traded in Allergan derivative instruments, filed a lawsuit on behalf of a putative class of derivative traders against the Company, Bausch Health Americas (then VPI), AGMS, Michael Pearson, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman in the U.S. District Court for the Central District of California (Timber Hill LLC v. Pershing Square Capital Management, L.P., et al., Case No. 17-cv-04776-DOC). The complaint alleged claims on behalf of a putative class of investors who sold Allergan call options, purchased Allergan put options and/or sold Allergan equity forward contracts between February 25, 2014 and April 21, 2014, against all defendants contending that various purchases of Allergan securities by PS Fund 1 were made while in possession of material, non-public information concerning a potential tender offer by the Company for Allergan stock, and asserting violations of Section 14(e) of the Exchange Act and rules promulgated by the SEC thereunder and Section 20A of the Exchange Act. The complaint also alleged violations of Section 20(a) of the Exchange Act against Pershing Square, various Pershing Square affiliates, William A. Ackman and Michael Pearson. The complaint sought, among other relief, money damages, equitable relief, and attorneys’ fees and costs. On July 25, 2017, the Court decided not to consolidate this lawsuit with the Basile action described above.
On December 28, 2017, all parties agreed to settle the ongoing, related Allergan shareholder class actions for a total of $290 million. As part of that proposed settlement, the Company parties paid $96 million, being 33% of the settlement amount (which amount was paid in January 2018), while the Pershing Square parties are to pay $195 million, being 67% of the settlement amount. The Court preliminarily approved the settlement on March 19, 2018. Following a hearing held on June 12, 2018, the Court granted final approval of the settlement.

Solodyn® Antitrust Class Actions
Beginning in July 2013, a number of civil antitrust class action suits were filed against Medicis Pharmaceutical Corporation (“Medicis”) a subsidiary of the Company, Valeant Pharmaceuticals International, Inc. (“VPII”) (now named Bausch Health Companies Inc.) and various manufacturers of generic forms of Solodyn®, alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by Medicis under the brand name, Solodyn®. The plaintiffs in such suits alleged violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§ 1, 2, and of various state antitrust and consumer protection laws, and further alleged that the defendants have been unjustly enriched through their alleged conduct. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys’ fees. By order dated February 25, 2014, the JPML centralized the suits in the District of Massachusetts, under the caption In re Solodyn (Minocycline Hydrochloride) Antitrust Litigation, Case No. 1:14-md-02503-DJC, before U.S. District Judge Denise Casper. After the Direct Purchaser Class Plaintiffs and the End-Payor Class Plaintiffs each filed a consolidated amended class action complaint on September 12, 2014, the defendants jointly moved to dismiss those complaints. On August 14, 2015, the Court granted the Defendants' motion to dismiss with respect to claims brought under Sherman Act, Section 2 and various state laws but denied the motion to dismiss with respect to claims brought under Sherman Act, Section 1 and other state laws. VPII was dismissed from the case, but the litigation continued against Medicis and the generic manufacturers as to the remaining claims.
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
Plaintiffs reached settlements with two of three generic manufacturer defendants prior to the close of discovery. On April 14, 2017, the Court granted the Direct Purchaser Plaintiffs' and End-Payor Plaintiffs' motions for preliminary approval of those settlements. The Court granted final approval on November 27, 2017. For the remaining parties, following the close of fact discovery and expert discovery, the Court granted Direct Purchaser Plaintiffs' and End-Payor Plaintiffs' motions for class certification for the purposes of damages, but denied End-Payor Plaintiffs' motion for class certification for the purposes of injunctive and declaratory relief. The remaining defendants petitioned to appeal the certification of the End-Payor Class and this petition was denied.  Plaintiffs and the remaining defendants each filed motions for summary judgment. The Court heard oral argument on the parties’ summary judgment motions on January 12, 2018. On January 25, 2018, the Court issued a Memorandum and Order denying the parties’ motions, except for partially allowing defendants’ motion on market power. In February 2018, Medicis agreed to resolve the class action litigation with the End-Payor and Direct Purchaser classes for an amount of $58 million and has resolved related litigation with opt-out retailers for additional consideration. On July 18, 2018, the district court granted final approval of these settlements with the End-Payor and Direct Purchaser classes.
GAF Realty Lawsuit
In January 2018, GAF Realty Advisors, Inc. filed a lawsuit against the Company (GAF Realty Advisors, Inc. v. Valeant Pharmaceuticals International, Inc., Case No. 30-2018-00967586-CU-BC-CJC) in the Superior Court of the State of California (Orange County), which alleged breach of contract and related claims with respect to a dispute over real estate commissions.  In March 2018, the Company settled this matter, which included the payment of a de minimus amount by the Company.
Uceris® Arbitration
On or about December 5, 2016, Cosmo Technologies Ltd. and Cosmo Technologies III Ltd. (collectively, “Cosmo”), the licensor of certain intellectual property rights in, and supplier of, the Company’s Uceris® extended release tablets, commenced arbitration against certain affiliates of the Company, Santarus Inc. (“Santarus”) and Valeant Pharmaceuticals Ireland (now named Bausch Health Ireland Limited) (“Bausch Ireland”), under the Rules of Arbitration of the International Chamber of Commerce (No. 22453/GR, Cosmo Technologies Ltd. et al. v. Santarus, Inc. et al.). In the arbitration, Cosmo alleged breach of contract with respect to certain terms of the license agreement, including the obligations on Santarus to use certain commercially reasonable efforts to promote the Uceris® extended release tablets. Cosmo sought a declaration that both the license agreement and a supply agreement with Bausch Ireland had been terminated, plus audit and attorney fees. A hearing on liability issues was conducted from October 5, 2017 to October 8, 2017. On April 12, 2018, the Arbitral Tribunal issued a ruling rejecting Cosmo's claims; accordingly, both the license agreement and supply agreement remain in effect. Additionally, the Arbitral Tribunal ordered Cosmo to pay the entirety of the Company's legal costs of approximately $3 million, which Cosmo has paid. The parties subsequently informed the Tribunal and the International Chamber of Commerce (“ICC”) that the remaining issues in the arbitration have been resolved, and, accordingly, the case has been dismissed.
Investigation by the California Department of Insurance
On or about September 16, 2016, the Company received an investigative subpoena from the California Department of Insurance. The materials requested include documents concerning the Company’s former relationship with Philidor and certain California-based pharmacies, the marketing and distribution of its products in California, the billing of insurers for its products being used by California residents, and other matters. On May 1, 2018, the Company and the California Department of Insurance signed an agreement to resolve this investigation, with the Company making a payment to the California Department of Insurance in the amount of approximately $2 million, with no admission of facts or liability by the Company.
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

Settlement of Xifaxan® Patent Litigation
On or about February 16, 2016, the Company received a Notice of Paragraph IV Certification dated February 11, 2016, from Actavis Laboratories FL, Inc. (“Actavis”), in which Actavis asserted that the U.S. patents listed in the U.S. Food and Drug Administration's (the "FDA") Orange Book for Salix Inc. Xifaxan® tablets, 550 mg (the “Xifaxan® Patents”), were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of Actavis’ generic rifaximin tablets, 550 mg, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Actavis. On March 23, 2016, Salix Inc. and its affiliates, Salix Ltd. and Valeant Pharmaceuticals Luxembourg S.à r.l., Alfa Wassermann S.p.A. (“Alfa Wassermann”) (as owner of certain of the Xifaxan® Patents) and Cedars-Sinai Medical Center (as owner of certain of the Xifaxan® Patents) (collectively, the “Plaintiffs”) filed suit against Actavis in the U.S. District Court for the District of Delaware (Case No. 1:16-cv-00188), pursuant to the Hatch-Waxman Act, alleging infringement by Actavis of one or more claims of each of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Actavis’ ANDA for rifaximin tablets, 550 mg. On May 24, 2016, Actavis filed its answer in this matter.
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
Settlement of Salix Ltd. SEC Investigation
In the fourth quarter of 2014, the SEC commenced a formal investigation into alleged securities law violations by Salix Ltd. The investigation related to certain disclosures made prior to the Salix Acquisition by Salix Ltd. and its then-chief financial officer relating to the amounts of Salix Ltd. drugs held in inventory by certain wholesaler customers. The Company cooperated with the SEC's investigation. On September 28, 2018, the Company reached a settlement of the relevant charges with the SEC, which settlement remains subject to approval by the U.S. District Court for the Southern District of New York. Under the terms of the settlement, Salix Ltd. neither admitted or denied the SEC’s allegations. No monetary penalty against the Company or Salix Ltd. was assessed by the terms of the settlement. As a result, the Company recorded a favorable adjustment of $40 million reflecting the reversal of the contingent liability assumed in connection with the Salix Acquisition.
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
On October 25, 2018, Alfasigma, the Company and Salix Inc. entered into a settlement agreement, pursuant to which the parties released each other from all of the claims raised in the arbitration. In connection with the settlement, the parties requested a dismissal of the arbitration on a with prejudice basis. The ICC has granted the requested dismissal. In addition, in connection with the settlement, the parties also entered into an amendment to the ARLA providing for the initiation of a late-stage clinical program to study an investigational formulation of the rifaximin compound in patients with Postoperative Crohn’s disease.

Settlement of Horizon Blue Cross Blue Shield of New Jersey Lawsuit
On July 26, 2018, Horizon Blue Cross Blue Shield of New Jersey filed a lawsuit against the Company in the Superior Court of New Jersey Law Division/Essex County. This action was captioned Horizon Blue Cross Blue Shield of New Jersey v. Valeant Pharmaceuticals International Inc., et. al., (No. ESX-L-005234-18). This suit asserted a claim under the New Jersey Insurance Fraud Prevention Act, N.J.S.A. 17:33A-1 to -30, as well as claims for common law fraud and negligent misrepresentation. In its complaint, Horizon alleged that the Company and other defendants submitted and caused Horizon to pay fraudulent insurance claims. On October 5, 2018, the Company filed a motion to dismiss the claims against it. While that motion was pending, plaintiffs and the Company entered into a confidential settlement agreement, pursuant to which the Company was dismissed from the action on January 8, 2019.
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which sought an order certifying a proposed class proceeding against the Company and a predecessor, Afexa Life Sciences Inc. ("Afexa") (Case No. NEW-S-S-140954). The proposed claim asserted that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the proposed class has suffered damages as a result. On November 8, 2013, the plaintiff served an amended notice of civil claim which sought to re-characterize the representation claims and broaden them from what was originally claimed. On December 8, 2014, the Company filed a motion to strike certain elements of the plaintiff’s claim for failure to state a cause of action. In response, the plaintiff proposed further amendments to its claim. The hearing on the motion to strike and the plaintiff’s amended claim was held on February 4, 2015. The Court allowed certain additional subsequent amendments, while it struck others. The hearing to certify the class was held on April 4-8, 2016 and, on November 16, 2016, the Court issued a decision dismissing the plaintiff’s application for certification of this action as a class proceeding. On December 15, 2016, the plaintiff filed a notice of appeal in the British Columbia Court of Appeal appealing the decision to dismiss the application for certification. The plaintiff filed its appeal factum on March 15, 2017 and the Company filed its appeal factum on April 19, 2017. The appeal hearing was held on September 19, 2017 and, on April 30, 2018, the British Columbia Court of Appeal dismissed the appeal. On June 29, 2018, the plaintiff filed leave to appeal to the Supreme Court of Canada in this matter and, on February 7, 2019, the Supreme Court of Canada dismissed the application for leave to appeal with costs.
Letter from the U.S. Department of Justice Civil Division and the U.S. Attorney’s Office for the Eastern District of Pennsylvania
The Company has received a letter dated September 10, 2015 from the U.S. Department of Justice Civil Division and the U.S. Attorney’s Office for the Eastern District of Pennsylvania stating that they are investigating potential violations of the False Claims Act arising out of Biovail Pharmaceuticals, Inc.'s ("Biovail Pharmaceuticals") treatment of certain service fees under agreements with wholesalers when calculating and reporting Average Manufacturer Prices in connection with the Medicaid Drug Rebate Program. The letter requests that the Company voluntarily produce documents and information relating to the investigation. The Company produced certain documents and clarifying information in response to the government’s request and has cooperated with the government’s investigation; although, during 2018, there has been no material activity on the part of the Company with respect to this matter nor has the Company had contact from the government with respect to this matter. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of these investigations.
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
Investigation by the State of North Carolina Department of Justice
In the beginning of March 2016, the Company received an investigative demand from the State of North Carolina Department of Justice. The materials requested relate to the Company's Nitropress®, Isuprel® and Cuprimine® products, including documents relating to the production, marketing, distribution, sale and pricing of, and patient assistance programs covering, such products, as well as issues relating to the Company's pricing decisions for certain of its other products. The Company has cooperated with this investigation; although, during 2018, there has been no material activity on the part of the Company with respect to this matter nor has the Company had contact from the State with respect to this matter. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
California Department of Insurance Investigation
On May 4, 2016, B&L International, Inc. (“B&L International”) received from the Office of the California Insurance Commissioner an administrative subpoena to produce books, records and documents. On September 1, 2016, a revised and corrected subpoena, issued to B&L Inc., was received naming that entity in place of B&L International and seeking additional books records and documents. The requested books, records and documents are being requested in connection with an investigation by the California Department of Insurance and relate to, among other things, consulting agreements and financial arrangements between Bausch & Lomb Holdings Incorporated and its subsidiaries (“B&L”) and health care professionals in California, the provision of ocular equipment, including the Victus® femtosecond laser platform, by B&L to health care professionals in California and prescribing data for prescriptions written by health care professionals in California for certain of B&L’s products, including the Crystalens®, Lotemax®, Besivance® and Prolensa®. B&L Inc. and the Company have cooperated with the investigation, although, during 2018, there has been no material activity on the part of either B&L Inc. or the Company with respect to this matter nor has B&L Inc. nor the Company had contact from the California Department of Insurance with respect to this matter. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.

21.	COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases certain facilities, vehicles and equipment principally under operating leases. Rental expense related to operating lease agreements was $92 million, $102 million and $103 million and for 2018, 2017 and 2016, respectively. Minimum future rental payments under noncancelable operating leases for each of the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Operating Lease Obligations
2019	$78
2020	60
2021	44
2022	39
2023	32
Thereafter	166
Total	$419
Minimum future rental payments under noncancelable capital leases are not material.
Other Commitments
The Company has commitments related to capital expenditures of approximately $64 million as of December 31, 2018.
Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. In connection with certain business combinations and divestitures, the Company may make contingent consideration payments, as further described in Note 4, "DIVESTITURES" and Note 6, "FAIR VALUE MEASUREMENTS". In addition to these contingent consideration payments, as of December 31, 2018, the Company estimates that it may pay other potential milestone payments and license fees, including sales-based milestones, of up to approximately $1,150 million over time, in the aggregate, to third parties, primarily consisting of the following:

•	Under the terms of the co-promotion agreement with US WorldMeds, LLC, the Company may be required to make potential sales-based milestone payments over time up to $335 million, in the aggregate.

•
The Company has made specific regulatory milestone payments related to and shares the profits for brodalumab with AstraZeneca under the terms of the October 2015 license agreement. The Company may be required to pay up to an additional $20 million in regulatory milestone payments and up to $175 million in sales-related milestone payments in accordance with the October 2015 license agreement.

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

•
Under the term of the 2012 acquisition of Medicis Pharmaceutical Corporation, the Company may be required to make potential regulatory, commercialization and sales-based milestone payments over time up to approximately $111 million, in the aggregate.

•
In connection with certain agreements assumed in the Salix Acquisition which was consummated in April 2015, the Company estimates that it may pay to third parties potential milestones of up to approximately $88 million over time, in the aggregate.

Due to the nature of these arrangements, the future potential payments related to the attainment of the specified milestones over a period of several years are inherently uncertain.
Indemnification Provisions
In the normal course of business, the Company enters into agreements that include indemnification provisions for product liability and other matters. These provisions are generally subject to maximum amounts, specified claim periods and other conditions and limits. As of December 31, 2018 and 2017, no material amounts were accrued for the Company’s obligations under these indemnification provisions. In addition, the Company is obligated to indemnify its officers and directors in respect of any legal claims or actions initiated against them in their capacity as officers and directors of the Company in accordance with applicable law. Pursuant to such indemnities, the Company is indemnifying certain former officers and directors in respect of certain litigation and regulatory matters.

22.	SEGMENT INFORMATION
Reportable Segments
The Company’s CEO, who is the Company’s Chief Operating Decision Maker, manages the business through operating and reportable segments consistent with how the Company’s CEO: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. The Company operates in the following reportable segments: (i) Bausch + Lomb/International segment, (ii) Salix segment, (iii) Ortho Dermatologics segment and (iv) Diversified Products segment.
The following is a brief description of the Company’s segments:

•
The Bausch + Lomb/International segment consists of: (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products, primarily comprised of Bausch + Lomb products, with a focus on the Vision Care, Surgical, Consumer and Ophthalmology Rx products and (ii) with the exception of sales of Solta products, sales in Canada, Europe, Asia, Australia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products and Bausch + Lomb products.

•	The Salix segment consists of sales in the U.S. of gastrointestinal ("GI") products.

•	The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta medical aesthetic devices.

•
The Diversified Products segment consists of sales: (i) in the U.S. of pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) in the U.S. of generic products, (iii) in the U.S. of dentistry products and (iv) of certain other businesses divested during 2017 that were not core to the Company's operations, including the Company's equity interests in Dendreon (June 28, 2017) and Sprout (December 20, 2017). As a result of the divestitures of Dendreon and Sprout, the Company exited the oncology and women's health businesses, respectively.
Segment profit is based on operating income after the elimination of intercompany transactions (including transactions with any consolidated variable interest entities). Certain costs, such as amortization and impairments of intangible assets, goodwill impairments, certain R&D expenses not specific to the Company's active portfolio, acquired in-process research and development costs, restructuring, integration and acquisition-related costs and other (income) expense are not included in the measure of segment profit, as management excludes these items in assessing financial performance. In addition, a portion of share-based compensation, representing the difference between actual and budgeted expense, is not allocated to segments. The Company evaluates segment performance at the segment revenue and segment profit levels. Additionally, the Company does not evaluate total assets at the segment level.
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

Segment Revenues and Profit
Segment revenues and profits for the years ended December 31, 2018, 2017 and 2016 were as follows:

(in millions)	2018	2017	2016
Revenues:
Bausch + Lomb/International	$4,664	$4,795	$4,857
Salix	1,749	1,566	1,530
Ortho Dermatologics	625	725	949
Diversified Products	1,342	1,638	2,338
Total revenues	$8,380	$8,724	$9,674
Segment profit:
Bausch + Lomb/International	$1,330	$1,412	$1,456
Salix	1,149	935	946
Ortho Dermatologics	265	336	408
Diversified Products	1,004	1,112	1,712
Total segment profit	3,748	3,795	4,522
Corporate	(605)	(562)	(690)
Amortization of intangible assets	(2,644)	(2,690)	(2,673)
Goodwill impairments	(2,322)	(312)	(1,077)
Asset impairments	(568)	(714)	(422)
Restructuring and integration costs	(22)	(52)	(132)
Acquired in-process research and development costs	(1)	(5)	(34)
Acquisition-related contingent consideration	9	289	13
Other income (expense)	21	353	(73)
Operating (loss) income	(2,384)	102	(566)
Interest income	11	12	8
Interest expense	(1,685)	(1,840)	(1,836)
Loss on extinguishment of debt	(119)	(122)	—
Foreign exchange and other	23	107	(41)
Loss before benefit from income taxes	$(4,154)	$(1,741)	$(2,435)
Capital Expenditures
Capital expenditures by segment for the years ended December 31, 2018, 2017 and 2016 were as follows:

(in millions)	2018	2017	2016
Capital expenditures:
Bausch + Lomb/International	$139	$159	$221
Salix	2	3	2
Ortho Dermatologics	1	2	1
Diversified Products	2	4	5
	144	168	229
Corporate	13	3	6
Total capital expenditures	$157	$171	$235

Revenues by Product and by Product Category
The top ten products for the years ended December 31, 2018, 2017 and 2016 represented 36%, 32% and 31% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Revenues by segment and product category were as follows:

(in millions)	Bausch + Lomb/ International			Salix			Ortho Dermatologics			Diversified Products			Total
	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Pharmaceuticals	$892	$956	$966	$1,752	$1,564	$1,529	$465	$571	$806	$923	$1,286	$1,865	$4,032	$4,377	$5,166
Devices	1,505	1,421	1,407	—	—	—	135	111	97	—	—	—	1,640	1,532	1,504
OTC	1,412	1,529	1,581	—	—	—	—	—	—	—	—	—	1,412	1,529	1,581
Branded and Other Generics	784	819	830	—	—	—	—	—	—	403	338	455	1,187	1,157	1,285
Other revenues	71	70	73	(3)	2	1	25	43	46	16	14	18	109	129	138
	$4,664	$4,795	$4,857	$1,749	$1,566	$1,530	$625	$725	$949	$1,342	$1,638	$2,338	$8,380	$8,724	$9,674

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer for the years ended December 31, 2018, 2017 and 2016 were as follows:

(in millions)	2018	2017	2016
U.S. and Puerto Rico	$5,011	$5,225	$6,247
China	361	331	300
Canada	319	326	320
Japan	226	223	232
Poland	218	201	140
Mexico	211	201	189
France	205	188	186
Egypt	178	152	196
Germany	170	157	157
Russia	154	200	165
United Kingdom	117	108	104
Italy	85	78	72
Spain	83	77	70
Other	1,042	1,257	1,296
	$8,380	$8,724	$9,674

Long-lived assets consisting of property, plant and equipment, net of accumulated depreciation, are attributed to geographic regions based on their physical location as of December 31, 2018 and 2017 were as follows:

(in millions)	2018	2017
U.S. and Puerto Rico	$593	$599
Ireland	217	235
Canada	99	98
Poland	94	100
Germany	66	70
Egypt	50	47
Mexico	48	50
France	31	34
Serbia	28	30
China	25	28
Italy	23	23
South Korea	14	15
Other	65	74
	$1,353	$1,403
Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	2018	2017	2016
AmerisourceBergen Corporation	18%	15%	13%
McKesson Corporation	18%	19%	21%
Cardinal Health, Inc.	13%	13%	15%

SUPPLEMENTARY DATA (UNAUDITED)
Selected unaudited quarterly consolidated financial data are shown below:

	2018
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,995	$2,128	$2,136	$2,121
Expenses	4,276	2,373	2,019	2,096
Operating (loss) income	$(2,281)	$(245)	$117	$25
Net loss attributable to Bausch Health Companies Inc.	$(2,581)	$(873)	$(350)	$(344)

Loss per share attributable to Bausch Health Companies Inc.:
Basic	$(7.36)	$(2.49)	$(1.00)	$(0.98)
Diluted	$(7.36)	$(2.49)	$(1.00)	$(0.98)
Net cash provided by operating activities	$438	$222	$522	$319
During the second quarter of 2018, the Company identified a $112 million understatement to the Benefit from income taxes as originally reported for the three months ended March 31, 2018, due to an error in the forecasted effective tax rate. The understatement resulted in overstatements of the Company's Net loss attributable to Bausch Health Companies Inc. of $112 million and Basic and Diluted loss per share of $0.32 for the three months ended March 31, 2018. Based on its evaluation, the Company concluded that the misstatement was not material to its financial position and statements of operations, comprehensive loss and cash flows as of and for the three months ended March 31, 2018 or the related disclosures. The first quarter 2018 financial information presented above was revised to correct this misstatement.

	2017
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,109	$2,233	$2,219	$2,163
Expenses	1,898	2,058	2,181	2,485
Operating income (loss)	$211	$175	$38	$(322)
Net income (loss) attributable to Bausch Health Companies Inc.	$628	$(38)	$1,301	$513

Earnings (loss) per share attributable to Bausch Health Companies Inc.:
Basic	$1.80	$(0.11)	$3.71	$1.46
Diluted	$1.79	$(0.11)	$3.69	$1.45
Net cash provided by operating activities	$954	$268	$490	$578