Form 10-Q
period 2019-03-31
Bausch Health Companies Inc.
filed 2019-05-06
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value	BHC	New York Stock Exchange, Toronto Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common shares, no par value — 351,883,887 shares outstanding as of May 2, 2019.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of March 31, 2019.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, product development and future performance and results of current and anticipated products; anticipated revenues for our products, including the Significant Seven; anticipated growth in our Ortho Dermatologics business; expected research and development ("R&D") and marketing spend, including in connection with the promotion of the Significant Seven; our expected primary cash and working capital requirements for 2019 and beyond; the Company's plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement"), and indentures; and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:

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

•
any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2019 or beyond, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our Restated Credit Agreement and/or indentures and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;

•
changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;

•
any additional divestitures of our assets or businesses and our ability to successfully complete any such divestitures on commercially reasonable terms and on a timely basis, or at all, and the impact of any such divestitures on our Company, including the reduction in the size or scope of our business or market share, loss of revenue, any loss on sale, including any resultant impairments of goodwill or other assets, or any adverse tax consequences suffered as a result of any such divestitures;

•
the uncertainties associated with the acquisition and launch of new products, including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

•	our ability or inability to extend the profitable life of our products, including through line extensions and other life-cycle programs;

•	our ability to retain, motivate and recruit executives and other key employees;

•	our ability to implement effective succession planning for our executives and key employees;

•
factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including the approval of pending and pipeline products (and the timing of such approvals), the ability to successfully implement and operate our new cash-pay prescription program for certain of our Ortho Dermatologics branded products and the ability of such program to achieve the anticipated goals respecting patient access and fulfillment, expected geographic expansion, changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;

•	factors impacting our ability to achieve anticipated revenues for our Significant Seven products, including changes in anticipated marketing spend on such products and launch of competing products;

•	the challenges and difficulties associated with managing a large complex business, which has, in the past, grown rapidly;

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

•	the inclusion of our products on formularies or our ability to achieve favorable formulary status, as well as the impact on the price and sales of our products in connection therewith;

•	the consolidation of wholesalers, retail drug chains and other customer groups and the impact of such industry consolidation on our business;

•	our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;

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

•	adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in certain of the countries in which we do business;

•	the impact of the recently signed United States-Mexico-Canada Agreement (“USMCA”) and any potential changes to other trade agreements;

•	the final outcome and impact of Brexit negotiations;

•	the trade conflict between the United States and China;

•	our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property;

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

•
the expense, timing and outcome of pending or future legal and governmental proceedings, arbitrations, investigations, subpoenas, tax and other regulatory audits, examinations, reviews and regulatory proceedings against us or relating to us and settlements thereof;

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

v

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

•
risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019, and risks detailed from time to time in our other filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019, under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$782	$721
Restricted cash	2	2
Trade receivables, net	1,786	1,865
Inventories, net	1,012	934
Prepaid expenses and other current assets	693	689
Total current assets	4,275	4,211
Property, plant and equipment, net	1,341	1,353
Intangible assets, net	11,683	12,001
Goodwill	13,121	13,142
Deferred tax assets, net	1,754	1,676
Other non-current assets	377	109
Total assets	$32,551	$32,492
Liabilities
Current liabilities:
Accounts payable	$429	$411
Accrued and other current liabilities	3,255	3,197
Current portion of long-term debt and other	257	228
Total current liabilities	3,941	3,836
Acquisition-related contingent consideration	264	298
Non-current portion of long-term debt	23,924	24,077
Deferred tax liabilities, net	880	885
Other non-current liabilities	763	581
Total liabilities	29,772	29,677
Commitments and contingencies (Note 19)
Equity
Common shares, no par value, unlimited shares authorized, 351,873,984 and 349,871,102 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	10,151	10,121
Additional paid-in capital	374	413
Accumulated deficit	(5,716)	(5,664)
Accumulated other comprehensive loss	(2,116)	(2,137)
Total Bausch Health Companies Inc. shareholders’ equity	2,693	2,733
Noncontrolling interest	86	82
Total equity	2,779	2,815
Total liabilities and equity	$32,551	$32,492

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Product sales	$1,989	$1,965
Other revenues	27	30
	2,016	1,995
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	524	560
Cost of other revenues	13	13
Selling, general and administrative	587	591
Research and development	117	92
Amortization of intangible assets	489	743
Goodwill impairments	—	2,213
Asset impairments	3	44
Restructuring and integration costs	20	6
Acquired in-process research and development costs	1	1
Acquisition-related contingent consideration	(21)	2
Other (income) expense, net	(4)	11
	1,729	4,276
Operating income (loss)	287	(2,281)
Interest income	4	3
Interest expense	(406)	(416)
Loss on extinguishment of debt	(7)	(27)
Foreign exchange and other	—	27
Loss before benefit from income taxes	(122)	(2,694)
Benefit from income taxes	74	115
Net loss	(48)	(2,579)
Net income attributable to noncontrolling interest	(4)	(2)
Net loss attributable to Bausch Health Companies Inc.	$(52)	$(2,581)

Loss per share attributable to Bausch Health Companies Inc.:
Basic	$(0.15)	$(7.36)
Diluted	$(0.15)	$(7.36)

Weighted-average common shares
Basic	351.3	350.7
Diluted	351.3	350.7

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(48)	$(2,579)
Other comprehensive income
Foreign currency translation adjustment	21	46
Pension and postretirement benefit plan adjustments, net of income taxes	—	—
Other comprehensive income	21	46
Comprehensive loss	(27)	(2,533)
Comprehensive income attributable to noncontrolling interest	(4)	(4)
Comprehensive loss attributable to Bausch Health Companies Inc.	$(31)	$(2,537)

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders' Equity
	Common Shares				Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity

Balance, January 1, 2019	349.9	$10,121	$413	$(5,664)	$(2,137)	$2,733	$82	$2,815
Common shares issued under share-based compensation plans	2.0	30	(29)	—	—	1	—	1
Share-based compensation	—	—	24	—	—	24	—	24
Employee withholding taxes related to share-based awards	—	—	(34)	—	—	(34)	—	(34)
Net (loss) income	—	—	—	(52)	—	(52)	4	(48)
Other comprehensive income	—	—	—	—	21	21	—	21
Balance, March 31, 2019	351.9	$10,151	$374	$(5,716)	$(2,116)	$2,693	$86	$2,779

Balance, January 1, 2018	348.7	$10,090	$380	$(2,725)	$(1,896)	$5,849	$95	$5,944
Effect of application of new accounting standard: Income taxes	—	—	—	1,209	—	1,209	—	1,209
Common shares issued under share-based compensation plans	0.5	13	(13)	—	—	—	—	—
Share-based compensation	—	—	21	—	—	21	—	21
Employee withholding taxes related to share-based awards	—	—	(6)	—	—	(6)	—	(6)
Net (loss) income	—	—	—	(2,581)	—	(2,581)	2	(2,579)
Other comprehensive income	—	—	—	—	44	44	2	46
Balance, March 31, 2018	349.2	$10,103	$382	$(4,097)	$(1,852)	$4,536	$99	$4,635

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(48)	$(2,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	532	786
Amortization and write-off of debt premiums, discounts and issuance costs	17	23
Asset impairments	3	44
Acquisition-related contingent consideration	(21)	2
Allowances for losses on trade receivable and inventories	13	17
Deferred income taxes	(116)	(152)
Gain on sale of assets	(10)	—
Additions to accrued legal settlements	2	11
Payments of accrued legal settlements	(1)	(170)
Goodwill impairments	—	2,213
Share-based compensation	24	21
Foreign exchange gain	—	(25)
Loss on extinguishment of debt	7	27
Other	9	(3)
Changes in operating assets and liabilities:
Trade receivables	89	204
Inventories	(68)	—
Prepaid expenses and other current assets	(15)	(70)
Accounts payable, accrued and other liabilities	(4)	89
Net cash provided by operating activities	413	438

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(180)	5
Payments for intangible and other assets	—	(14)
Purchases of property, plant and equipment	(47)	(33)
Purchases of marketable securities	(2)	—
Proceeds from sale of marketable securities	1	2
Proceeds from sale of assets and businesses, net of costs to sell	25	(8)
Net cash used in investing activities	(203)	(48)

Cash Flows From Financing Activities
Net proceeds from the issuances of long-term debt	1,514	1,481
Repayments of long-term debt	(1,621)	(1,731)
Repayments of short-term debt	—	(1)
Payments of employee withholding taxes related to share-based awards	(34)	(5)
Payments of acquisition-related contingent consideration	(9)	(11)
Debt extinguishment costs	(1)	(20)
Other	1	(1)
Net cash used in financing activities	(150)	(288)
Effect of exchange rate changes on cash and cash equivalents	1	10
Net increase in cash and cash equivalents and restricted cash	61	112
Cash and cash equivalents and restricted cash, beginning of period	723	797
Cash and cash equivalents and restricted cash, end of period	$784	$909

Cash and cash equivalents	$782	$909
Restricted cash, current	2	—
Cash and cash equivalents and restricted cash, end of period	$784	$909

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS
Bausch Health Companies Inc. (the “Company”) is a pharmaceutical and medical device company that develops, manufactures, and markets, primarily in the therapeutic areas of eye-health, gastroenterology ("GI") and dermatology, a broad range of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) over-the-counter (“OTC”) products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices), which are marketed directly or indirectly in over 90 countries.

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying unaudited Consolidated Financial Statements have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these notes to the unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC and the Canadian Securities Administrators on February 20, 2019. The unaudited Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited Consolidated Financial Statements for the year ended December 31, 2018, except for the new accounting guidance adopted during the period. The unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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
Revisions to the Three Months Ended March 31, 2018
As originally disclosed in the financial statements for the quarterly period ended June 30, 2018, the Company identified an understatement of the Benefit from income taxes for the three months ended March 31, 2018 of $112 million due to an error in the forecasted effective tax rate. The revision decreased the Net loss and Net loss attributable to Bausch Health Companies Inc. by $112 million, or $0.32 per basic and diluted share, and affects Net loss and Deferred income taxes presented on the Consolidated Statement of Cash Flows by $112 million, with no net impact to total Net cash provided by operating activities. The Company also identified an understatement of the foreign currency translation adjustment as presented in the Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2018 which did not impact the Net loss and Net loss attributable to Bausch Health Companies Inc. reported for the same period. Based on its evaluation, the Company concluded that these misstatements were not material to its Consolidated Balance Sheet and Consolidated Statements of Operations, Comprehensive Loss, Equity and Cash Flows as of and for the three months ended March 31, 2018 or related disclosures. The March 31, 2018 financial information has been revised to correct these misstatements. There was no impact to the March 31, 2019 reported amounts.

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
The following table presents the effect of the revisions on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018:

(in millions, except per share amounts)	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Operations
Benefit from income taxes	$(3)	$(112)	$(115)
Net loss	(2,691)	112	(2,579)
Net loss attributable to Bausch Health Companies Inc.	(2,693)	112	(2,581)
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	(7.68)	0.32	(7.36)
Consolidated Statement of Comprehensive Loss
Foreign currency translation adjustment	(46)	92	46
Other comprehensive (loss) income	(46)	92	46
Comprehensive loss	(2,737)	204	(2,533)
Comprehensive loss (income) attributable to noncontrolling interest	2	(6)	(4)
Comprehensive loss attributable to Bausch Health Companies Inc.	(2,735)	198	(2,537)
Reclassifications
Changes in Reportable Segments
In the second quarter of 2018, the Company began operating in the following operating segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products. Prior to the second quarter of 2018, the Company operated in the following operating segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. The Bausch + Lomb/International segment consists of the: (i) U.S. Bausch + Lomb and (ii) International reporting units. The Salix segment consists of the Salix reporting unit (originally part of the former Branded Rx segment). The Ortho Dermatologics segment consists of the: (i) Ortho Dermatologics (originally part of the former Branded Rx segment) and (ii) Global Solta (originally part of the former Branded Rx segment) reporting units. The Diversified Products segment consists of the: (i) Neurology and Other (originally part of the former U.S. Diversified Product segment), (ii) Generics (originally part of the former U.S. Diversified Product segment) and (iii) Dentistry (originally part of the former Branded Rx segment) reporting units. Prior period presentations of segment revenues and segment profits have been recast to conform to the current segment reporting structure. See Note 20, "SEGMENT INFORMATION" for additional information.
Certain other reclassifications have been made to prior year amounts to conform to the current year presentation.
Adoption of New Accounting Guidance
In February 2016, the Financial Accounting Standards Board ("FASB") issued a new standard revising the accounting for leases to increase transparency and comparability among organizations that lease buildings, equipment and other assets by requiring the recognition of lease assets and lease liabilities on the balance sheet. Under the new standard, all leases are classified as either a finance lease or an operating lease. The classification is determined based on whether substantive control has been transferred to the lessee and its determination will govern the pattern of lease cost recognition. Finance leases are accounted for in substantially the same manner as capital leases under the former U.S. GAAP standard. Operating leases are accounted for in the statements of operations and statements of cash flows in a manner substantially consistent with operating leases under the former U.S. GAAP standard. However, as it relates to the balance sheet, lessees are, with limited exception, required to record a right-of-use asset and a corresponding lease liability, equal to the present value of the lease payments for each operating lease. Lessees are not required to recognize a right-of-use asset or lease liability for short-term leases, but instead recognizes lease payments as an expense on a straight-line basis over the lease term. The standard also requires lessees and lessors to provide additional qualitative and quantitative disclosures to help financial statement users assess the amounts, timing and uncertainty of cash flows arising from leases.
The Company adopted the new standard effective January 1, 2019, using the modified retrospective approach. Upon adoption, the Company elected the available practical expedients, including: (i) the package of practical expedients as defined in the accounting guidance, which among other things, allowed the carry forward of historical lease classifications, (ii) the election to use hindsight in determining the lease terms for all leases, (iii) the transition method, which does not require the restatement of prior periods, (iv) the election to aggregate lease components with non-lease components and account for these payments as a single lease component and (v) the short-term lease exemption, which does not require recognition on the balance sheet for leases with an initial term of 12 months or less. The Company has updated its systems, processes and controls to track, record and account for its lease portfolio, including implementation of a third-party software tool to assist in complying with the new standard. Upon adoption of the new standard, the Company recognized a right-of-use asset and a corresponding lease liability of $302 million. In addition, approximately $20 million of restructuring liabilities associated with facility closures and deferred rents, included in Other non-current liabilities as of December 31, 2018 were reclassified to reduce right-of-use assets. The adoption of the standard did not have a material impact on the Consolidated Statements of Operations, Comprehensive Loss, Equity and Cash Flows for any of the periods presented. See Note 12, "LEASES" for additional details and application of this standard.
In August 2018, the FASB issued guidance aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted.  The Company has early-adopted this guidance prospectively for all implementation costs incurred after January 1, 2019.
Recently Issued Accounting Standards, Not Adopted as of March 31, 2019
In June 2016, the FASB issued guidance on the impairment of financial instruments requiring an impairment model based on expected losses rather than incurred losses. Under this guidance, an entity recognizes as an allowance its estimate of expected credit losses. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations and cash flows.
In August 2018, the FASB issued guidance modifying the disclosure requirements for fair value measurement.  The guidance is effective for annual periods beginning after December 15, 2019.  The Company is permitted to early-adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until the effective date.  The Company is evaluating the impact of adoption of this guidance on its disclosures.
In August 2018, the FASB issued guidance modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The guidance is effective for annual periods ending after December 15, 2020, with early adoption permitted.  The Company is evaluating the impact of adoption of this guidance on its disclosures.

3.	REVENUE RECOGNITION
The Company’s revenues are primarily generated from product sales, primarily in the therapeutic areas of eye-health, GI and dermatology, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 20, "SEGMENT INFORMATION" for the disaggregation of revenue which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.

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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2019	$175	$813	$1,024	$209	$163	$2,384
Acquisition of Synergy	—	3	12	—	1	16
Current period provisions	204	33	533	443	48	1,261
Payments and credits	(210)	(55)	(568)	(497)	(85)	(1,415)
Reserve balances, March 31, 2019	$169	$794	$1,001	$155	$127	$2,246
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $27 million and $26 million as of March 31, 2019 and January 1, 2019, respectively, which are reflected as a reduction of Trade receivables, net in the Consolidated Balance Sheets. There were no price appreciation credits for the three months ended March 31, 2019.

	Three Months Ended March 31, 2018
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2018	$167	$863	$1,094	$274	$148	$2,546
Current period provisions	184	88	635	477	48	1,432
Payments and credits	(199)	(75)	(620)	(474)	(81)	(1,449)
Reserve balances, March 31, 2018	$152	$876	$1,109	$277	$115	$2,529
Included as a reduction of current period provisions for Distribution Fees in the table above are price appreciation credits of $15 million for the three months ended March 31, 2018.
Contract Assets and Contract Liabilities
There are no contract assets for any period presented. Contract liabilities consist of deferred revenue, the balance of which is not material to any period presented.

4.	ACQUISITION
Synergy Pharmaceuticals Inc.
On March 6, 2019, the Company acquired certain assets of Synergy Pharmaceuticals Inc. ("Synergy") for a cash purchase price of approximately $180 million and the assumption of certain assumed liabilities, pursuant to the terms approved by the U.S. Bankruptcy Court for the Southern District of New York on March 1, 2019. Among the assets acquired are the worldwide rights to the Trulance® (plecanatide) product, a once-daily tablet for adults with chronic idiopathic constipation and irritable bowel syndrome with constipation. This acquisition is expected to result in additional revenues and costs savings associated with business synergies.
Assets Acquired and Liabilities Assumed
The acquisition of certain assets of Synergy has been accounted for as a business combination under the acquisition method of accounting since: (i) substantially all of the fair value of the assets acquired is not concentrated in a single identifiable asset or group of similar identifiable assets and (ii) sufficient inputs and processes were acquired to contribute to the creation of outputs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the acquisition of certain assets of Synergy as of the acquisition date:

(in millions)
Accounts receivable	$7
Inventories	24
Prepaid expenses and other current assets	5
Product brand intangible assets (7 years)	159
Accounts payable	(1)
Accrued expenses	(17)
Total identifiable net assets	177
Goodwill	3
Total fair value of consideration transferred	$180
Due to the timing of the acquisition, the following are provisional and are subject to change:

•	amounts for intangible assets, property and equipment, inventories, receivables and other working capital adjustments pending finalization of the valuation;

•	amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction; and

•	amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.
The Company will finalize these amounts no later than one year from the acquisition date, once it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the provisional amounts recognized at the acquisition date which will impact the reported results in the period those adjustments are identified. These adjustments, if any, could be material.
Goodwill associated with the acquisition of certain assets of Synergy is not deductible for income tax purposes.
Revenue and Operating Results
Revenues associated with the acquired assets of Synergy during the period March 6, 2019 through March 31, 2019 were $6 million. Operating results associated with the acquired assets of Synergy during the period March 6, 2019 through March 31, 2019 and pro-forma revenues and operating results for the three months ended March 31, 2019 and 2018 were not material. Included in Other (income) expense, net during the three months ended March 31, 2019 are acquisition-related costs of $8 million directly related to the acquisition of certain assets of Synergy, which includes expenditures for advisory, legal, valuation, accounting and other similar services.

5.	RESTRUCTURING AND INTEGRATION COSTS
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. The expenses associated with the implementation of these cost savings programs include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. The remaining liability associated with restructuring and integration costs as of March 31, 2019 was $31 million.
During the three months ended March 31, 2019, the Company incurred $20 million of restructuring and integration costs. These costs included: (i) $10 million of severance costs associated with Synergy, which were not essential to complete, close and report the acquisition, (ii) $6 million of other severance costs and (iii) $4 million of facility closure costs. The Company made payments of $16 million for the three months ended March 31, 2019.
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

	March 31, 2019				December 31, 2018
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$263	$235	$28	$—	$197	$166	$31	$—
Restricted cash	$2	$2	$—	$—	$2	$2	$—	$—
Liabilities:
Acquisition-related contingent consideration	$309	$—	$—	$309	$339	$—	$—	$339
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis or Monte Carlo Simulation, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based, (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows and (iv) volatility of projected performance (Monte Carlo Simulation). Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. At March 31, 2019, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 5% to 25%.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018:

(in millions)	2019		2018
Balance, beginning of period		$339		$387
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$6		$6
Fair value adjustments due to changes in estimates of other future payments	(27)		(4)
Acquisition-related contingent consideration		(21)		2
Foreign currency translation adjustment included in other comprehensive loss		—		1
Payments		(9)		(12)
Balance, end of period		309		378
Current portion included in Accrued and other current liabilities		45		58
Non-current portion		$264		$320
Fair Value of Long-term Debt
The fair value of long-term debt as of March 31, 2019 and December 31, 2018 was $25,003 million and $23,357 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.	INVENTORIES
Inventories, net of allowances for obsolescence consist of:

(in millions)	March 31, 2019	December 31, 2018
Raw materials	$291	$275
Work in process	136	95
Finished goods	585	564
	$1,012	$934

8.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	March 31, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$21,066	$(12,376)	$8,690	$20,891	$(11,958)	$8,933
Corporate brands	927	(281)	646	926	(263)	663
Product rights/patents	3,293	(2,713)	580	3,292	(2,658)	634
Partner relationships	165	(163)	2	168	(166)	2
Technology and other	208	(177)	31	208	(173)	35
Total finite-lived intangible assets	25,659	(15,710)	9,949	25,485	(15,218)	10,267
Acquired IPR&D not in service	36	—	36	36	—	36
Bausch + Lomb Trademark	1,698	—	1,698	1,698	—	1,698
	$27,393	$(15,710)	$11,683	$27,219	$(15,218)	$12,001
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.
Asset impairments for the three months ended March 31, 2019 were $3 million due to the discontinuance of a specific product line not aligned with the focus of the Company's core businesses.
Asset impairments for the three months ended March 31, 2018 include impairments of: (i) $34 million reflecting decreases in forecasted sales for a certain product line due to generic competition, (ii) $6 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and revisions to forecasted sales and (iii) $4 million related to assets being classified as held for sale.
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
Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions. In review of the Company’s finite-lived intangible assets, management revised the estimated useful lives of certain intangible assets in 2018.
Effective September 12, 2018, the Company changed the estimated useful life of its Xifaxan®-related intangible assets due to the positive impact of the agreement between the Company and Actavis resolving the intellectual property litigation regarding Xifaxan® tablets, 550 mg. As discussed in further detail in Note 20, "LEGAL PROCEEDINGS" to the Company's Annual Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2018, the parties have agreed to dismiss all litigation related to Xifaxan® tablets, 550 mg and all intellectual property protecting Xifaxan® will remain intact and enforceable. As a result, the useful life of the Xifaxan®-related intangible assets was extended from 2024 to January 1, 2028. As this change in the estimated useful life is a change in an accounting estimate, amortization expense is impacted prospectively. The change in the estimated useful life of the Xifaxan®-related intangible assets resulted in a decrease to the Net loss attributable to Bausch Health Companies Inc. of $118 million, and a decrease to the Basic and Diluted Loss per share attributable to Bausch Health Companies Inc. of $0.34 for the three months ended March 31, 2019. As of March 31, 2019, the net carrying value of the Xifaxan®-related intangible assets was $4,713 million.

Estimated amortization expense of finite-lived intangible assets for the remainder of 2019 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)
April through December 2019	$1,410
2020	1,639
2021	1,389
2022	1,237
2023	1,088
2024	954
Thereafter	2,232
Total	$9,949
Goodwill
The changes in the carrying amounts of goodwill during the three months ended March 31, 2019 and the year ended December 31, 2018 were as follows:

(in millions)	Bausch + Lomb/ International	Branded Rx	U.S. Diversified Products	Salix	Ortho Dermatologics	Diversified Products	Total
Balance, January 1, 2018	$6,016	$6,631	$2,946	$—	$—	$—	$15,593
Impairment of the Salix and Ortho Dermatologics reporting units	—	(2,213)	—	—	—	—	(2,213)
Realignment of Global Solta reporting unit goodwill	(82)	115	(33)	—	—	—	—
Goodwill reclassified to assets held for sale and subsequently disposed	(2)	—	—	—	—	—	(2)
Realignment of segment goodwill	—	(4,533)	(2,913)	3,156	1,267	3,023	—
Impairment of the Dentistry reporting unit	—	—	—	—	—	(109)	(109)
Foreign exchange and other	(127)	—	—	—	—	—	(127)
Balance, December 31, 2018	5,805	—	—	3,156	1,267	2,914	13,142
Acquisition of certain assets of Synergy	—	—	—	3	—	—	3
Foreign exchange and other	(24)	—	—	—	—	—	(24)
Balance, March 31, 2019	$5,781	$—	$—	$3,159	$1,267	$2,914	$13,121
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
As of October 1, 2017, the date of the 2017 annual goodwill impairment test, the fair value of the Ortho Dermatologics reporting unit exceeded its carrying value. However, at January 1, 2018 unforeseen changes in the business dynamics of the Ortho Dermatologics reporting unit, such as: (i) changes in the dermatology sector, (ii) increased pricing pressures from third-party payors, (iii) additional risks to the exclusivity of certain products and (iv) an expected longer launch cycle for a new product, were factors that negatively impacted the reporting unit's operating results beyond management's expectations as of October 1, 2017, when the Company performed its 2017 annual goodwill impairment test. In response to these adverse business indicators, as of January 1, 2018 the Company reduced its near and long term financial projections for the Ortho Dermatologics reporting unit. As a result of the reductions in the near and long term financial projections, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at January 1, 2018 and the Company recognized a goodwill impairment of $243 million.
As of January 1, 2018, with the exception of the Salix reporting unit and Ortho Dermatologics reporting unit, the fair value of all reporting units exceeded their respective carrying value by more than 15%.
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
2019 Interim Goodwill Impairment Assessment
No events occurred or circumstances changed during the period October 1, 2018 (the date goodwill was last tested for impairment) through March 31, 2019 that would indicate that the fair value of any reporting unit might be below its carrying value. Based on the results of the October 1, 2018 annual goodwill impairment test, the Company continues to perform qualitative interim assessments of the carrying value and fair value of the Ortho Dermatologics reporting unit on a quarterly basis to determine if impairment testing of goodwill will be warranted. As part of the qualitative assessment as of March 31, 2019, management compared the reporting unit’s operating results to the forecast used to test the goodwill of the Ortho Dermatologics reporting unit as of October 1, 2018. Based on the qualitative assessment, management believed that the carrying value of Ortho Dermatologics reporting unit did not exceed its fair value and, therefore, concluded a quantitative assessment was not required at March 31, 2019.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and those charges can be material.
Accumulated goodwill impairment charges through March 31, 2019 were $3,711 million.

9.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	March 31, 2019	December 31, 2018
Product rebates	$974	$998
Product returns	794	813
Interest	387	273
Employee compensation and benefit costs	238	301
Income taxes payable	167	167
Other	695	645
	$3,255	$3,197

10.	FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		March 31, 2019		December 31, 2018
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2023 Revolving Credit Facility	June 2023	$—	$—	$75	$75
June 2025 Term Loan B Facility	June 2025	4,222	4,104	4,394	4,269
November 2025 Term Loan B Facility	November 2025	1,425	1,402	1,481	1,456
Senior Secured Notes:
6.50% Secured Notes	March 2022	1,250	1,239	1,250	1,239
7.00% Secured Notes	March 2024	2,000	1,980	2,000	1,979
5.50% Secured Notes	November 2025	1,750	1,731	1,750	1,730
5.75% Secured Notes	August 2027	500	493	—	—
Senior Unsecured Notes:
5.625%	December 2021	182	181	700	697
5.50%	March 2023	784	780	1,000	995
5.875%	May 2023	2,666	2,650	3,250	3,229
4.50% euro-denominated debt	May 2023	1,683	1,673	1,720	1,709
6.125%	April 2025	3,250	3,227	3,250	3,226
9.00%	December 2025	1,500	1,470	1,500	1,469
9.25%	April 2026	1,500	1,482	1,500	1,482
8.50%	January 2027	1,750	1,757	750	738
Other	Various	12	12	12	12
Total long-term debt and other		$24,474	24,181	$24,632	24,305
Less: Current portion of long-term debt and other			257		228
Non-current portion of long-term debt			$23,924		$24,077
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
As of March 31, 2019, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenant and may take other actions to reduce its debt levels to align with the Company’s long term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate.

Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Third Amended Credit Agreement”) with a syndicate of financial institutions and investors, as lenders. As of January 1, 2018, the Third Amended Credit Agreement, as amended, provided for: (i) a $1,500 million Revolving Credit Facility maturing on April 20, 2018 (the "2018 Revolving Credit Facility"), which included a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans and (ii) $4,150 million of tranche B term loans maturing on April 1, 2022 (the "Series F Tranche B Term Loan Facility").
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
On November 27, 2018, the Company entered into the First Incremental Amendment to the Restated Credit Agreement, which provided an additional seven year Tranche B Term Loan Facility of $1,500 million (the "November 2025 Term Loan B Facility") and used the net proceeds, and cash on hand, to repay $1,483 million of 7.50% Senior Unsecured Notes due July 2021 (the “July 2021 Unsecured Notes”) in a tender offer (the "November 2018 Refinancing Transactions"). On December 27, 2018, the Company redeemed, using cash on hand, the remaining outstanding principal amount of $17 million of the July 2021 Unsecured Notes.

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
As of March 31, 2019, the Company had no outstanding borrowings, $170 million of issued and outstanding letters of credit and remaining availability of $1,055 million under its 2023 Revolving Credit Facility. During April and May 2019, the Company had drawn net borrowings of $175 million under its 2023 Revolving Credit Facility.
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
Borrowings under the 2023 Revolving Credit Facility in Canadian dollars bear interest at a rate per annum equal to, at the Company's option, either: (i) a prime rate determined by reference to the higher of: (a) the rate of interest last quoted by The Wall Street Journal as the “Canadian Prime Rate” or, if The Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the Bank of Canada as its prime rate and (b) the 1 month BA rate (as defined below) calculated daily plus 1.00% (provided however, that the prime rate shall at no time be less than 0.00%) or (ii) the bankers’ acceptance rate for Canadian dollar deposits in the Toronto interbank market (the “BA rate”) for the interest period relevant to such borrowing (provided however, that the BA rate shall at no time be less than 0.00% per annum), in each case plus an applicable margin.
Subject to certain exceptions and customary baskets set forth in the Restated Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the Restated Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the Restated Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights). These mandatory prepayments may be used to satisfy future amortization.
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings. As of March 31, 2019, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 5.48% and 5.23% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2019, the remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $1,630 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of March 31, 2019, the stated rate of interest on the 2023 Revolving Credit Facility was 5.48% per annum. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
The Restated Credit Agreement permits the incurrence of incremental credit facility borrowings up to the greater of $1,000 million and 28.5% of Consolidated Adjusted EBITDA (as defined in the Restated Credit Agreement), subject to customary terms and conditions, as well as the incurrence of additional incremental credit facility borrowings subject to a secured leverage ratio of not greater than 3.50:1.00.
Senior Secured Notes
The Senior Secured Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor under the Restated Credit Agreement and existing Senior Unsecured Notes (together, the “Note Guarantors”). The Senior Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the Company’s obligations under the Restated Credit Agreement under the terms of the indentures governing the Senior Secured Notes.
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
5.75% Senior Secured Notes due 2027 - March 2019 Refinancing Transactions
On March 8, 2019 BHA and the Company issued: (i) $1,000 million aggregate principal amount of January 2027 Unsecured Notes and (ii) $500 million aggregate principal amount of 5.75% Senior Secured Notes due August 2027 (the "August 2027 Secured Notes"), respectively, in a private placement, a portion of the net proceeds of which, and cash on hand, were used to: (i) repurchase $584 million of 5.875% Senior Unsecured Notes due 2023 (the "May 2023 Unsecured Notes"), (ii) repurchase $518 million of 5.625% Senior Unsecured Notes due 2021 (the “December 2021 Unsecured Notes”), (iii) repurchase $216 million of 5.50% Senior Unsecured Notes due 2023 (the "March 2023 Unsecured Notes”) and (iv) pay all fees and expenses associated with these transactions (collectively, the “March 2019 Refinancing Transactions”). During April 2019, the Company redeemed $182 million of the December 2021 Unsecured Notes, representing the remaining outstanding principal balance of the December 2021 Unsecured Notes and completing the refinancing of $1,500 million of debt in connection with the March 2019 Refinancing Transactions. The March 2019 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $7 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. Interest on the August 2027 Secured Notes is payable semi-annually in arrears on each February 15 and August 15.
The August 2027 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 15, 2022, at the redemption prices set forth in the indenture. The Company may redeem some or all of the August 2027 Secured Notes prior to August 15, 2022 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to August 15, 2022, the Company may redeem up to 40% of the aggregate principal amount of the August 2027 Secured Notes using the proceeds of certain equity offerings at the redemption price set forth in the indenture.
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
9.25% Senior Unsecured Notes due 2026 - March 2018 Refinancing Transactions
On March 26, 2018, BHA issued $1,500 million in aggregate principal amount of 9.25% Senior Unsecured Notes due 2026 (the “April 2026 Unsecured Notes”) in a private placement, the net proceeds of which, and cash on hand, were used to repurchase $1,500 million in aggregate principal amount of unsecured notes, which consisted of: (i) $1,017 million in principal amount of the March 2020 Unsecured Notes, (ii) $411 million in principal amount of the 6.375% October 2020 Unsecured Notes and (iii) $72 million in principal amount of the August 2021 Unsecured Notes. All fees and expenses associated with these transactions were paid with cash on hand (collectively, the “March 2018 Refinancing Transactions”). The March 2018 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $26 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. The April 2026 Unsecured Notes accrue interest at the rate of 9.25% per year, payable semi-annually in arrears on each of April 1 and October 1.
8.50% Senior Unsecured Notes due 2027 - June 2018 Refinancing Transactions and March 2019 Refinancing Transactions
As part of the June 2018 Refinancing Transactions, BHA issued $750 million in aggregate principal amount of January 2027 Unsecured Notes in a private placement, the proceeds of which, when combined with the remaining net proceeds from the June 2025 Term Loan B Facility and cash on hand, were deposited with The Bank of New York Mellon Trust Company, N.A., as trustee under the indentures governing the June 2018 Unsecured Refinanced Debt, to redeem the June 2018 Unsecured Refinanced Debt at its aggregate redemption price and the indentures governing the June 2018 Unsecured Refinanced Debt were discharged. The January 2027 Unsecured Notes accrue interest at the rate of 8.50% per year, payable semi-annually in arrears on each of January 31 and July 31.
As part of the March 2019 Refinancing Transactions described above, BHA issued $1,000 million aggregate principal amount of 8.50% Senior Unsecured Notes due January 2027. These are additional notes and form part of the same series as BHA’s existing January 2027 Unsecured Notes.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company's outstanding debt obligations as of March 31, 2019 and December 31, 2018 was 6.38% and 6.23%, respectively.

Maturities and Mandatory Payments
Maturities and mandatory payments of debt obligations for the period April through December 2019, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
April through December 2019	$182
2020	303
2021	303
2022	1,553
2023	5,436
2024	2,303
Thereafter	14,394
Total debt obligations	24,474
Unamortized premiums, discounts and issuance costs	(293)
Total long-term debt and other	$24,181
During April and May 2019, the Company: (i) redeemed $182 million of the December 2021 Unsecured Notes, representing the remaining outstanding principal balance of the December 2021 Unsecured Notes and completing the refinancing of $1,500 million of debt in connection with the March 2019 Refinancing Transactions and (ii) had drawn net borrowings of $175 million under its 2023 Revolving Credit Facility. These transactions are not reflected in the table above.

11.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries. Net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three months ended March 31, 2019 and 2018 consists of:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Three Months Ended March 31,
(in millions)	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	2	2	1	1	—	—
Expected return on plan assets	(3)	(4)	(1)	(1)	—	—
Net periodic (benefit) cost	$(1)	$(2)	$1	$1	$—	$—

12.	LEASES
The Company leases certain facilities, vehicles and equipment principally under multi-year agreements generally having a lease term of one to twenty years, some of which include termination options and options to extend the lease term from one to five years or on a month-to-month basis. The Company includes options that are reasonably certain to be exercised as part of the lease term. The Company may negotiate termination clauses in anticipation of changes in market conditions but generally, these termination options are not exercised. Certain lease agreements also include variable payments that are dependent on usage or may vary month-to-month such as insurance, taxes and maintenance costs. None of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.
As discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" under the new standard for accounting for leases, which the Company adopted effective January 1, 2019, the Company is required to record a right-of-use asset and corresponding lease liability, equal to the present value of the lease payments at the commencement date of each lease. For all asset classes, in determining future lease payments, the Company has elected to aggregate lease components, such as payments for rent, taxes and insurance costs with non-lease components such as maintenance costs, and account for these payments as a single lease component. In limited circumstances, when the information necessary to determine the rate implicit in a lease is available, the present value of the lease payments is determined using the rate implicit in that lease. If the information necessary to determine the rate implicit in a lease is not available, the Company uses its incremental borrowing rate at the commencement of the lease, which represents the rate of interest that the Company would incur to borrow on a collateralized basis over a similar term.
All leases must be classified as either an operating lease or finance lease. The classification is determined based on whether substantive control has been transferred to the lessee. The classification governs the pattern of lease expense recognition. For leases classified as operating leases, total lease expense over the term of the lease is equal to the undiscounted payments due in accordance with the lease arrangement. Fixed lease expense is recognized periodically on a straight-line basis over the term of each lease and includes: (i) imputed interest during the period on the lease liability determined using the effective interest rate method plus (ii) amortization of the right-of-use asset for that period. Amortization of the right-of-use asset during the period is calculated as the difference between the straight-line expense and the imputed interest on the lease liability for that period. Variable lease expense is recognized when the achievement of the specific target is considered probable. As of March 31, 2019, the Company's finance leases were not material.
Right-of-use assets and lease liabilities associated with the Company's operating leases are included in the Consolidated Balance Sheet as of March 31, 2019 as follows:

(in millions)
Right-of-use assets included in:
Other non-current assets	$274
Lease liabilities included in:
Accrued and other current liabilities	$55
Other non-current liabilities	238
Total lease liabilities	$293
Short-term lease costs and sub-lease income for the three months ended March 31, 2019 were not material. Lease expense for the three months ended March 31, 2019 includes:

(in millions)
Operating lease costs	$16
Variable operating lease costs	$4
Other information related to operating leases for the three months ended March 31, 2019 are as follows:

(dollars in millions)
Cash paid from operating cash flows for amounts included in the measurement of lease liabilities	$20
Right-of-use assets obtained in exchange for new operating lease liabilities	$7
Weighted-average remaining lease term	8.6 years
Weighted-average discount rate	6.2%
Right-of-use assets obtained in exchange for new operating lease liabilities during the three months ended March 31, 2019 of $7 million in the table above, does not include $282 million of right-of-use assets recognized upon adoption of the new standard for accounting for leases on January 1, 2019. See Note 2, "SIGNIFICANT ACCOUNTING POLICIES" for further detail regarding the impact of adoption.

As of March 31, 2019, future payments under noncancelable operating leases for the remainder of 2019, each of the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2019	$54
2020	57
2021	42
2022	36
2023	32
2024	27
Thereafter	138
Total	386
Less: Imputed interest	93
Present value of remaining lease payments	293
Less: Current portion	55
Non-current portion	$238
Upon adopting the new lease guidance, the Company elected the modified retrospective approach without revising prior periods. Accordingly, the Company is providing the following table of future payments under noncancelable operating leases as of December 31, 2018, for each of the five succeeding years ending December 31 and thereafter as previously disclosed under prior accounting guidance:

(in millions)
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
Approximately 9,691,000 common shares were available for future grants as of March 31, 2019. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.

During the three months ended March 31, 2017, the Company introduced a long-term incentive program with the objective to re-align the share-based awards granted to senior management with the Company’s focus on improving its tangible capital usage and allocation while maintaining focus on improving total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based restricted share units (“RSUs”) and performance-based RSUs. Performance-based RSUs are comprised of awards that vest upon achievement of certain share price appreciation conditions that are based on total shareholder return (“TSR”) and awards that vest upon attainment of certain performance targets that are based on the Company’s return on tangible capital (“ROTC”).
The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in millions)	2019	2018
Stock options	$6	$5
RSUs	18	16
	$24	$21

Research and development expenses	$2	$2
Selling, general and administrative expenses	22	19
	$24	$21
During the three months ended March 31, 2019 and 2018, the Company granted approximately 1,684,000 stock options with a weighted-average exercise price of $23.16 per option and approximately 2,065,000 stock options with a weighted-average exercise price of $15.32 per option, respectively. The weighted-average fair values of all stock options granted to employees during the three months ended March 31, 2019 and 2018 were $8.47 and $7.82, respectively.
During the three months ended March 31, 2019 and 2018, the Company granted approximately 2,401,000 time-based RSUs with a weighted-average grant date fair value of $24.05 per RSU and approximately 2,449,000 time-based RSUs with a weighted-average grant date fair value of $16.75 per RSU, respectively.
During the three months ended March 31, 2019 and 2018, the Company granted approximately 959,000 and 877,000 performance-based RSUs, consisting of approximately 454,000 and 469,000 units of TSR performance-based RSUs with an average grant date fair value of $34.53 and $29.35 per RSU and approximately 505,000 and 408,000 units of ROTC performance-based RSUs with a weighted-average grant date fair value of $25.03 and $18.80 per RSU, respectively.
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
As of March 31, 2019, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $162 million, which will be amortized over a weighted-average period of 2.28 years.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	March 31, 2019	December 31, 2018
Foreign currency translation adjustments	$(2,090)	$(2,111)
Pension and postretirement benefit plan adjustments, net of tax	(26)	(26)
	$(2,116)	$(2,137)
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
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended March 31,
(in millions)	2019	2018
Product related research and development	$107	$83
Quality assurance	10	9
	$117	$92

16.	OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of:

	Three Months Ended March 31,
(in millions)	2019	2018
Net gain on sale of assets	$(10)	$—
Acquisition-related costs	8	—
Litigation and other matters	2	11
Other, net	(4)	—
	$(4)	$11

17.	INCOME TAXES
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
Benefit from income taxes for the three months ended March 31, 2019 was $74 million and included: (i) $51 million of net income tax benefit for discrete items, which includes: (a) $32 million of tax benefit recognized upon a ruling from the Polish tax authorities confirming the deductibility of royalty payments by an affiliate, (b) a $15 million tax benefits associated with the filing of certain tax returns and (c) $4 million of tax benefits related to other changes in uncertain tax positions and (ii) $23 million of income tax benefit for the Company's ordinary loss during the three months ended March 31, 2019.

Benefit from income taxes for the three months ended March 31, 2018 was $115 million and included: (i) $119 million of income tax benefit for the Company's ordinary loss for the three months ended March 31, 2018 and (ii) $4 million of net income tax expense for discrete items, which includes: (a) $3 million of tax charges related to internal restructurings and (b) a $2 million tax benefit related to changes in uncertain tax positions.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made except that, as a result of the 2018 adoption of guidance regarding intra-entity transfers, any change in valuation allowance surrounding the adoption of the intra-entity transfer resulting from this adoption was recorded within equity. The valuation allowance against deferred tax assets was $2,997 million and $2,913 million as of March 31, 2019 and December 31, 2018, respectively. The increase was primarily due to continued losses in Canada. The Company will continue to assess the need for a valuation allowance on a go-forward basis.
As of March 31, 2019 and December 31, 2018, the Company had $613 million and $654 million of unrecognized tax benefits, which included $43 million and $42 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of March 31, 2019, $306 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that unrecognized tax benefits resolved within the next 12 months will not be material.
The Company continues to be under examination by the Canada Revenue Agency. The Company’s position as of March 31, 2019 with regard to proposed audit adjustments has not changed and the proposed adjustments continue to result primarily in a loss of tax attributes that are subject to a full valuation allowance.
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
The Company’s subsidiaries in Germany are under audit for tax years 2013 through 2017. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's consolidated financial statements.
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

18.	LOSS PER SHARE
Loss per share attributable to Bausch Health Companies Inc. were calculated as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2019	2018
Net loss attributable to Bausch Health Companies Inc.	$(52)	$(2,581)

Basic weighted-average common shares outstanding	351.3	350.7
Diluted effect of stock options and RSUs	—	—
Diluted weighted-average common shares outstanding	351.3	350.7

Loss per share attributable to Bausch Health Companies Inc.:
Basic	$(0.15)	$(7.36)
Diluted	$(0.15)	$(7.36)
During the three months ended March 31, 2019 and 2018, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 4,920,000 and 2,486,000 common shares for the three months ended March 31, 2019 and 2018, respectively.
During the three months ended March 31, 2019 and 2018, time-based RSUs, performance-based RSUs and stock options to purchase approximately 5,370,000 and 4,830,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of March 31, 2019, the Company's Consolidated Balance Sheet includes accrued current loss contingencies of $12 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
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
On June 6, 2018, a putative class action was filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. This action, captioned Timber Hill LLC, v. Valeant Pharmaceuticals International, Inc., et al., (Case No. 2:18-cv-10246) (“Timber Hill”), asserts securities fraud claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons who purchased call options or sold put options on the Company’s common stock during the period January 4, 2013 through August 11, 2016. On June 11, 2018, this action was consolidated with In re Valeant Pharmaceuticals International, Inc. Securities Litigation, (Case No. 3:15-cv-07658). On January 14, 2019, the defendants filed a motion to dismiss the Timber Hill complaint. Briefing on that motion was completed on February 13, 2019.
In addition to the consolidated putative class action, as previously reported in the Company’s Form 10-K, thirty-one groups of individual investors in the Company’s stock and debt securities have chosen to opt out of the consolidated putative class action and filed securities actions pending in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These individual shareholder actions assert claims under Sections 10(b), 18, and 20(a) of the Exchange Act, Sections 11, 12(a)(2), and 15 of the Securities Act, common law fraud, and negligent misrepresentation under state law, based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. Some plaintiffs additionally assert claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act. The allegations in the complaints are similar to those made by plaintiffs in the putative class action. Motions to dismiss have been filed in many of these individual actions. To date, the Court has dismissed state law claims including New Jersey Racketeer Influenced and Corrupt Organizations Act, common law fraud, and negligent misrepresentation claims in certain cases. On January 7, 2019, the Court entered a stipulation of voluntary dismissal in the Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) opt-out action, closing the case.
The Company believes the individual complaints and the consolidated putative class action are without merit and intends to defend itself vigorously.
Canadian Securities Litigation
In 2015, six putative class actions were filed and served against the Company and certain current or former officers and directors in Canada in the provinces of British Columbia, Ontario and Quebec, as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019.
The actions generally allege violations of Canadian provincial securities legislation on behalf of putative classes of persons who purchased or otherwise acquired securities of the Company for periods commencing as early as January 1, 2013 and ending as late as November 16, 2015. The alleged violations relate to the same matters described in the U.S. Securities Litigation description above.
The Rosseau-Godbout action was stayed by the Quebec Superior Court by consent order. The Kowalyshyn action has been consolidated with the O’Brien action and that consolidated action is stayed in favor of the Catucci action. In the Catucci action, on August 29, 2017, the judge granted the plaintiffs leave to proceed with their claims under the Quebec Securities Act and authorized the class proceeding. On October 26, 2017, the plaintiffs issued their Judicial Application Originating Class Proceedings. A timetable for certain pre-trial procedural matters in the action has been set and the notice of certification has been disseminated to class members. Among other things, the timetable established a deadline of June 19, 2018 for class members to exercise their right to opt-out of the class.
The Company is aware of two additional putative class actions that have been filed with the applicable court but which have not yet been served on the Company, as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019, and the factual allegations made in these actions are substantially similar to those outlined above. The Company has been advised that the plaintiffs in these actions do not intend to pursue the actions.
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
The Company is aware that certain other members of the Catucci class exercised their opt-out rights prior to the June 19, 2018 deadline. On February 15, 2019, one of the entities which exercised its opt-out rights served the Company with an application in the Quebec Superior Court of Justice for leave to pursue an action under the Quebec Securities Act against the Company, certain current or former officers and directors of the Company and its auditor. That proceeding is captioned California State Teachers’ Retirement System v. Bausch Health Companies Inc. et al. (Court File No. 500-11-055722-181). The allegations in the proceeding are similar to those made by the plaintiffs in the Catucci class action and in the BlackRock opt-out proceedings. On that same date, California State Teachers’ Retirement System also served the Company with proceedings (Court File No. 500-17-106044-186) against the same defendants asserting claims under the Quebec Civil Code in respect of the same alleged misrepresentations.
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
RICO Class Actions
Between May 27, 2016 and September 16, 2016, three virtually identical actions were filed in the U.S. District Court for the District of New Jersey against the Company and various third-parties, alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third-party payors that paid claims submitted by Philidor for certain Company branded drugs between January 2, 2013 and November 9, 2015.  On November 30, 2016, the Court entered an order consolidating the three actions under the caption In re Valeant Pharmaceuticals International, Inc. Third-Party Payor Litigation, No. 3:16-cv-03087. A consolidated class action complaint was filed on December 14, 2016. The consolidated complaint alleges, among other things, that the defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription.  The complaint further alleges that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute.  The Company moved to dismiss the consolidated complaint on February 13, 2017. On March 14, 2017, other defendants filed a motion to stay the RICO class action pending the resolution of criminal proceedings against Andrew Davenport and Gary Tanner. On August 9, 2017, the Court granted the motion to stay and entered an order staying all proceedings in the case and accordingly terminating other pending motions. On April 12, 2019, the court lifted the stay. The plaintiffs have indicated that they will file an amended complaint.
The Company believes these claims are without merit and intends to defend itself vigorously.
Hound Partners Lawsuit
On October 19, 2018, Hound Partners Offshore Fund, LP, Hound Partners Long Master, LP, and Hound Partners Concentrated Master, LP, filed a lawsuit against the Company in the Superior Court of New Jersey Law Division/Mercer County. This action is captioned Hound Partners Offshore Fund, LP et al., v. Valeant Pharmaceuticals International, Inc., et al. (No. MER-

L-002185-18). This suit asserts claims for common law fraud, negligent misrepresentation, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act. The factual allegations made in this complaint are similar to those made in the District of New Jersey Hound Partners action. On March 29, 2019, the Company, certain individual defendants, and Plaintiffs submitted a consent order to stay further proceedings pending the completion of discovery in the federal opt-out case Hound Partners Offshore Funds, LP et al. v. Valeant Pharmaceuticals International, Inc. The Company disputes the claims and intends to vigorously defend this matter.
Antitrust
Contact Lens Antitrust Class Actions
Beginning in March 2015, a number of civil antitrust class action suits were filed by purchasers of contact lenses against B&L Inc., three other contact lens manufacturers, and a contact lens distributor, alleging that the defendants engaged in an anticompetitive scheme to eliminate price competition on certain contact lens lines through the use of unilateral pricing policies, and alleging violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, and of various state antitrust and consumer protection laws. These cases have been consolidated in the Middle District of Florida by the Judicial Panel for Multidistrict Litigation, under the caption In re Disposable Contact Lens Antitrust Litigation, Case No. 3:15-md-02626-HES-JRK. On August 20, 2018, defendants filed motions for summary judgment. On December 4, 2018, the Court certified six classes, four of which relate to B&L Inc. On December 18, 2018, the defendants filed petitions seeking leave from the Eleventh Circuit Court of Appeals to file an immediate appeal of the class certification order, one of which has been denied. On February 20, 2019, the Court removed the case from the trial calendar. The Company continues to vigorously defend this matter.
Generic Pricing Antitrust Class Action
As of June 2018, the Company's subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this subsection, collectively, the “Company”), were added as defendants in putative class action multidistrict antitrust litigation entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16-MD-2724). The lawsuit to which the Company was added was filed by direct purchaser plaintiffs and seeks damages under federal antitrust laws, alleging that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. Specific claims against the Company’s subsidiaries relate to generic pricing of the Company’s metronidazole vaginal product as part of an alleged overarching conspiracy among generic drug manufacturers. As of December 2018, three direct purchaser plaintiffs that had opted out of the putative class filed an amended complaint in the MDL that added Oceanside, Bausch Health US and Bausch Health Americas, alleging similar claims as the direct purchaser plaintiffs’ putative class action complaint. Separate complaints by other plaintiffs which had been consolidated in the same multidistrict litigation do not name the Company or any of its subsidiaries as a defendant. The Company has filed motions to dismiss. Discovery against the Company’s subsidiaries has commenced. The Company continues to vigorously defend this matter.
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Relistor®, Apriso®, Uceris®, Xifaxan® 200mg, Plenvu®, Glumetza® and Jublia® in the United States, or other similar suits. These matters are proceeding in the ordinary course. In addition, patents covering the Company's branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review ("IPR") at the U.S. Patent & Trademark Office. The proceedings operate under different standards from district court proceedings, and are often completed within 18 months of institution.  IPR challenges have been brought against patents covering the Company's branded pharmaceutical products.  For example, following Acrux DDS’s IPR petition, the U.S. Patent and Trial Appeal Board, in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia® and, on June 6, 2018, issued a written determination invalidating such patent. An appeal of this decision was filed on August 7, 2018. Jublia® continues to be covered by seven other Orange Book-listed patents owned by the Company, which expire in the years 2028 through 2034.

Product Liability
Shower to Shower Products Liability Litigation
The Company has been named in one hundred and sixty-five lawsuits involving the Shower to Shower body powder product acquired in September 2012 from Johnson & Johnson.
These lawsuits include three cases originally filed in the In re Johnson & Johnson Talcum Powder Litigation, Multidistrict Litigation 2738, pending in the United States District Court for the District of New Jersey, and one case that was filed in the District of Puerto Rico and subsequently transferred to the MDL. The Company and Bausch Health US were first named in a lawsuit filed directly into the MDL alleging that the use of the Shower to Shower product caused the plaintiff to develop ovarian cancer. The plaintiff agreed to a dismissal of all claims against the Company and Bausch Health US without prejudice. The Company has subsequently been named in one additional lawsuit, originally filed in the District of Puerto Rico and subsequently transferred into the MDL, but has not been served in that case. The Company was also named in two additional lawsuits filed directly into the MDL that have also not yet been served.
These lawsuits also include a number of matters filed in the Superior Court of Delaware and five cases filed in the Superior Court of New Jersey alleging that the use of Shower to Shower caused the plaintiffs to develop ovarian cancer. The Company has been voluntarily dismissed from nearly all of these cases, with claims against Bausch Health US only remaining in one case pending in New Jersey and one case pending in Delaware. Four of the five cases in the Superior Court of New Jersey were voluntarily dismissed as to Bausch Health US as well. The allegations in the remaining two cases specifically directed to Bausch Health US include failure to warn, design defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, and punitive damages. One hundred twenty-two of the Delaware actions were voluntarily dismissed without prejudice in January 2019, but, pursuant to a stipulation among the parties, were to be refiled in either the MDL or in coordinated proceedings in Atlantic County, New Jersey Superior Court, depending on the state of residence of each plaintiff. As of the date of this Form 10-Q, these re-filings have not yet occurred.
In addition, these lawsuits also include a number of cases filed in certain state courts in the United States (including the Superior Courts of California, Delaware and New Jersey); the District Court of Louisiana; the Supreme Court of New York (Niagara County); the District Court of Oklahoma City, Oklahoma; the South Carolina Court of Common Pleas (Richland County); and the District Court of Nueces County, Texas (transferred to the asbestos MDL docket in the District Court of Harris County, Texas for pre-trial purposes) alleging use of Shower to Shower and other products resulted in the plaintiffs developing mesothelioma. The Company has been successful in obtaining voluntarily dismissals in most of these cases or the plaintiffs have not opposed summary judgment. Presently, four cases remain pending in the Superior Court of New Jersey. The allegations in these cases generally include design defect, manufacturing defect, failure to warn, negligence, and punitive damages, and in some cases breach of express and implied warranties, misrepresentation, and loss of consortium. The damages sought by the various Plaintiffs include compensatory damages, including medical expenses, lost wages or earning capacity, and loss of consortium. In addition, Plaintiffs seek compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees.
On February 11, 2019, seven plaintiffs filed a pre-suit notice letter with the California Attorney General notifying the Attorney General’s office of their intent to file suit after 60 days against the Company and certain of its subsidiaries, alleging they committed violations of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65) by manufacturing and distributing Shower to Shower that they allege contained chemical compounds known to cause cancer. That notice letter was served on the Company on February 22, 2019. By statute, a private lawsuit may not be filed until at least 60 days have passed following service of this pre-suit notice letter.
On April 15, 2019, one plaintiff filed a pre-suit notice letter with the California Attorney General notifying the Attorney General’s office of their intent to file suit after 60 days against the Company and certain of its subsidiaries, alleging they committed violations of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65) by manufacturing and distributing Shower to Shower that they allege contained silica, arsenic, lead and chromium (hexavalent compounds), which they allege are known to cause cancer and/or reproductive toxicity. That notice letter was served on the Company on April 18, 2019. By statute, a private lawsuit may not be filed until at least 60 days have passed following service of this pre-suit notice letter.

Additionally, two proposed class actions have been filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec). The Company also acquired the rights to the Shower to Shower product in Canada from Johnson & Johnson in September 2012. In the British Columbia matter, the plaintiff seeks to certify a proposed class action on behalf of persons in British Columbia and Canada who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower, including their estates, executors and personal representatives, and is alleging that the use of this product increases certain health risks. In the Quebec matter, the plaintiff sought to certify a proposed class action on behalf of persons in Quebec who have used Johnson & Johnson’s Baby Powder or Shower to Shower, as well as their family members, assigns and heirs, and is alleging negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner. A certification (also known as authorization) hearing was held in the Quebec matter and the Court certified (or as stated under Quebec law, authorized) the bringing of a class action by a representative plaintiff on behalf of people in Quebec who have used Johnson & Johnson's Baby Powder and/or Shower to Shower in their perineal area and have been diagnosed with ovarian cancer and/or family members, assigns and heirs. The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages.
The Company intends to defend itself vigorously in each of the remaining actions that are not voluntarily dismissed or subject to a grant of summary judgment. Potential liability (including its attorneys’ fees and costs) arising out of the covered Shower to Shower lawsuits filed against the Company is subject to certain indemnification obligations of Johnson & Johnson owed to the Company, and legal fees and costs have been and will continue to be reimbursed by Johnson & Johnson. The Company and Johnson & Johnson reached an agreement on April 17, 2019, regarding the scope of the indemnification relating to the majority of the Shower to Shower matters (the “Covered Matters”) and the Company has dismissed the demand for arbitration that the Company filed against Johnson & Johnson to assert its rights to indemnification. Johnson & Johnson will fully indemnify the Company in the Covered Matters, which include (i) personal injury and products liability actions arising from alleged exposure to Shower to Shower® prior to March 2020, and (ii) consumer fraud, consumer protection, false advertising or other regulatory actions arising out of the manufacture, use, or sale of Shower to Shower® up to and including September 9, 2012. The Company does not believe that the Covered Matters will have a material impact on the Company’s financial results going forward.
General Civil Actions
Mississippi Attorney General Consumer Protection Action
The Company and Bausch Health US are named in an action brought by James Hood, Attorney General of Mississippi, in the Chancery Court of the First Judicial District of Hinds County, Mississippi (Hood ex rel. State of Mississippi, Civil Action No. G2014-1207013, filed on August 22, 2014), alleging consumer protection claims against Johnson & Johnson and Johnson Consumer Companies, Inc., the Company and Bausch Health US related to the Shower to Shower body powder product and its alleged causal link to ovarian cancer. As indicated above, the Company acquired the Shower to Shower body powder product in September 2012 from Johnson & Johnson. The State seeks compensatory damages, punitive damages, injunctive relief requiring warnings for talc-containing products, removal from the market of products that fail to warn, and to prevent the continued violation of the Mississippi Consumer Protection Act (“MCPA”). The State also seeks disgorgement of profits from the sale of the product and civil penalties. In October 2017, plaintiffs dismissed certain claims under the MCPA related to advertising/marketing that did not appear on the label and/or packaging of Shower to Shower. The State has not made specific allegations as to the Company or Bausch Health US. The Company intends to defend itself vigorously in this action. Johnson & Johnson will fully indemnify the Company in this case with respect to liabilities arising out of the manufacture, use, or sale of Shower to Shower® prior to the Company's acquisition of the product.
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
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed since January 1, 2019, have been inactive from the Company’s perspective for several quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company's next public reports and disclosures, unless required. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
Settlement of Horizon Blue Cross Blue Shield of New Jersey Lawsuit
On July 26, 2018, Horizon Blue Cross Blue Shield of New Jersey ("Horizon") filed a lawsuit against the Company in the Superior Court of New Jersey Law Division/Essex County. This action was captioned Horizon Blue Cross Blue Shield of New Jersey v. Valeant Pharmaceuticals International Inc., et. al., (No. ESX-L-005234-18). This suit asserted a claim under the New Jersey Insurance Fraud Prevention Act, N.J.S.A. 17:33A-1 to -30, as well as claims for common law fraud and negligent misrepresentation. In its complaint, Horizon alleged that the Company and other defendants submitted and caused Horizon to pay fraudulent insurance claims. On October 5, 2018, the Company filed a motion to dismiss the claims against it. While that motion was pending, plaintiff and the Company entered into a confidential settlement agreement, pursuant to which the Company was dismissed from the action on January 8, 2019.
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
Settlement of Salix Ltd. SEC Investigation
In the fourth quarter of 2014, the SEC commenced a formal investigation into alleged securities law violations by Salix Ltd. The investigation related to certain disclosures made prior to the Salix Acquisition by Salix Ltd. and its then-chief financial officer relating to the amounts of Salix Ltd. drugs held in inventory by certain wholesaler customers. The Company cooperated with the SEC's investigation. On September 28, 2018, the Company reached a settlement of the relevant charges with the SEC. Under the terms of the settlement, Salix Ltd. neither admitted nor denied the SEC’s allegations. No monetary penalty against the Company or Salix Ltd. was assessed by the terms of the settlement. On April 4, 2019, the U.S. District Court for the Southern District of New York rendered its final judgment approving the settlement.

20.	SEGMENT INFORMATION
Reportable Segments
In 2018, the Company began reallocating capital and resources among its businesses. As a result, during the second quarter of 2018, the Company’s CEO, who is the Company’s Chief Operating Decision Maker, commenced managing the business differently through changes in its operating and reportable segments, which necessitated a realignment of the Company's historical segment structure. This realignment is consistent with how the Company’s CEO currently: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, in the second quarter of 2018, the Company began operating in the following reportable segments: (i) Bausch + Lomb/International segment, (ii) Salix segment, (iii) Ortho Dermatologics segment and (iv) Diversified Products segment. Prior period presentations of segment revenues and segment profits have been recast to conform to the current segment reporting structure. See Note 2, "SIGNIFICANT ACCOUNTING POLICIES" for additional information regarding changes to the Company's reportable segments.
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

•
The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products and (iii) dentistry products.

Effective in the first quarter of 2019, one product historically included in the reported results of the Ortho Dermatologics business unit in the Ortho Dermatologics segment is now included in the reported results of the Generics business unit in the Diversified Products segment and another product historically included in the reported results of the Ortho Dermatologics business unit in the Ortho Dermatologics segment is now included in the reported results of the Dentistry business unit in the Diversified Products segment as management believes the products better align with the new respective business units. These changes in product alignment are not material. Prior period presentations of business unit and segment revenues and profits have been conformed to current segment and business unit reporting structures.
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

Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Revenues:
Bausch + Lomb/International	$1,118	$1,103
Salix	445	422
Ortho Dermatologics	138	140
Diversified Products	315	330
	$2,016	$1,995

Segment profits:
Bausch + Lomb/International	$319	$297
Salix	288	272
Ortho Dermatologics	57	44
Diversified Products	236	240
	900	853
Corporate	(125)	(114)
Amortization of intangible assets	(489)	(743)
Goodwill impairments	—	(2,213)
Asset impairments	(3)	(44)
Restructuring and integration costs	(20)	(6)
Acquired in-process research and development costs	(1)	(1)
Acquisition-related contingent consideration	21	(2)
Other income (expense), net	4	(11)
Operating income (loss)	287	(2,281)
Interest income	4	3
Interest expense	(406)	(416)
Loss on extinguishment of debt	(7)	(27)
Foreign exchange and other	—	27
Loss before benefit from income taxes	$(122)	$(2,694)

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

	Three Months Ended March 31, 2019					Three Months Ended March 31, 2018
(in millions)	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total
Pharmaceuticals	$217	$445	$95	$211	$968	$203	$422	$105	$236	$966
Devices	366	—	38	—	404	363	—	29	—	392
OTC	324	—	—	—	324	326	—	—	—	326
Branded and Other Generics	191	—	—	102	293	191	—	—	90	281
Other revenues	20	—	5	2	27	20	—	6	4	30
	$1,118	$445	$138	$315	$2,016	$1,103	$422	$140	$330	$1,995
The top ten products for the three months ended March 31, 2019 and 2018 represented 36% and 35% of total revenues for the three months ended March 31, 2019 and 2018, respectively.
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer were as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
U.S. and Puerto Rico	$1,200	$1,176
China	89	84
Canada	79	77
Poland	58	63
Japan	55	51
France	53	55
Egypt	53	45
Germany	45	50
Mexico	44	43
Russia	36	28
United Kingdom	28	27
Italy	22	22
Spain	21	21
Other	233	253
	$2,016	$1,995
Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Three Months Ended March 31,
	2019	2018
McKesson Corporation (including McKesson Specialty)	17%	18%
AmerisourceBergen Corporation	16%	18%
Cardinal Health, Inc.	14%	11%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through May 6, 2019 and should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1993, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Consolidated Financial Statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2018, which were included in our Annual Report on Form 10-K filed on February 20, 2019. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
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
Business Strategy
Core Businesses
Our strategy is to focus our business on core therapeutic classes that offer attractive growth opportunities. Within our chosen therapeutic classes, we prioritize durable products which we believe have the potential for strong operating margins and evidence of growth opportunities. We believe this strategy has reduced complexity in our operations and maximized the value of our: (i) eye-health, (ii) GI and (iii) dermatology businesses which collectively now represent approximately 70% of our revenues. We have found and continue to believe there is significant opportunity in these businesses and we believe that our existing portfolio, commercial footprint and pipeline of product development projects position us to successfully compete in these markets and provide us with the greatest opportunity to build value for our shareholders. We identify these businesses as “core”, meaning that we believe we are best positioned to grow and develop them.
Reportable Segments and Strategies
Our portfolio of products falls into four operating and reportable segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products.
The Bausch + Lomb/International segment - consists of our Global Bausch + Lomb eye-health business and our International Rx business. Our Global Bausch + Lomb eye-health business includes our Vision Care, Surgical, Consumer and Ophthalmology Rx products, which in aggregate accounted for approximately 43%, 41% and 37% of our Company's revenues for 2018, 2017 and 2016, respectively. Our International Rx business, with the exception of our Solta products, includes sales in Canada, Europe, Asia, Australia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products and medical device products.
Our Bausch + Lomb business is a fully-integrated eye-health business, which we believe is critical to maintaining our position in the global eye-health market. As a fully-integrated eye-health business with a 165-year legacy, Bausch + Lomb has an established line of contact lenses, intraocular lenses and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye-health market.
As part of our Global Bausch + Lomb business strategy, we continually look for key trends in the eye-health market to meet changing consumer/patient needs and identify areas for investment and growth. We continue to see increased demand for new eye-health products that address conditions brought on by factors such as increased screen time, lack of outdoor activities and academic pressures, as well as conditions brought on by an aging population for example, as more and more baby-boomers in the U.S. are reaching the age of 65. To supplement our well-established Bausch + Lomb product lines, we continue to identify for development new products tailored to address these key trends, which we develop internally with our own research and development (“R&D”) team to generate organic growth. Recent product launches include Biotrue® ONEday daily disposable contact lenses, the next generation of Bausch + Lomb ULTRA® contact lenses, SiHy Daily contact lenses, Lumify® (an eye redness treatment) and Vyzulta® (a pressure lowering eye drop for patients with angle glaucoma or ocular hypertension).
The Salix segment - consists of sales in the U.S. of gastrointestinal or GI products and includes Xifaxan® which accounted for approximately 14%, 11% and 10% of our total revenues for 2018, 2017 and 2016, respectively.
As part of our acquisition of Salix Pharmaceutical, Ltd. in April 2015 (the "Salix Acquisition"), we acquired the intellectual property to a number of products that have provided us with year-over-year revenue growth, particularly the intellectual properties behind Xifaxan® for irritable bowel syndrome with diarrhea (“IBS-D”) and Relistor® for opioid induced constipation (“OIC”). Revenues from our Xifaxan® and Relistor® products increased approximately 22% and 37%, respectively, in 2018 when compared to 2017 and increased 11% and 30%, respectively, for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018. We attribute these increases, in part, to our January 2017 sales force expansion program described later in the discussion of our transformation.
Our Salix business strategy includes building upon our Xifaxan® and Relistor® business models. Specifically, we have identified and continue to look for opportunities to capitalize on the sales force and infrastructure we have built around our Xifaxan® and Relistor® products. Part of that strategy is to gain access to new products through innovation, co-promotion and acquisition. We have been executing on these strategies in the second half of 2018 and during 2019, as we: (i) have entered into strategic co-promotion relationships with pharmaceutical companies with new GI products, (ii) are in the process of developing next generation formulations of our Salix intellectual properties to address new indications, (iii) have completed a strategic acquisition and (iv) have entered into a licensing agreement for investigational products, which, once developed and if approved by the U.S. Food and Drug Administration (the "FDA"), will be new treatments for certain GI and liver diseases. Each of these opportunities potentially provides us with the ability to expand our GI portfolio and allows us to leverage our existing GI sales force, supply channel and distribution channel.
The Ortho Dermatologics segment - consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological products) and (ii) global sales of Solta medical dermatological devices.
As part of our business strategy for the Ortho Dermatologics segment, we have made significant investments to build out our psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities, with a focus on topical gel and lotion products over injectable biologics. We continue to support and develop injectable biologics; however, we believe some patients prefer topical products as an alternative to injectable biologics. Further, as topical products can, in many cases, defer the use of injectable biologics that often come with associated risk/benefit profiles, a topical product is usually more readily adopted by payors, is less expensive and can be more cost-effective than injectable biologics. Therefore, we believe topical products represent alternative treatments for physicians, payors and patients, and as the preferred choice of treatment, have the potential to drive greater volumes, generate better margins and will ultimately be a key contributing factor of our Ortho Dermatologics business.
As we later discuss, in addition to our established and in-development product lines, we also look to gain access to other dermatology products through strategic licensing agreements. We believe this allows us to leverage our experienced dermatology sales leadership team and our recently expanded Ortho Dermatologics sales force to drive growth in our Ortho Dermatologics business.
The Diversified Products segment - consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, such as Wellbutrin XL®, Cuprimine® and Migranal®, (ii) generic products, such as Diastat®, Uceris® and Zegerid® and (iii) dentistry products, such as Arestin® and NeutraSal®.

Significant Seven
We have focused our R&D to advance development programs that we believe will drive growth in our core businesses, while creating efficiencies in our R&D efforts and expenses. These programs include products we have recently launched, or expect to launch in the near future, which we have dubbed our "Significant Seven". These Significant Seven products are: (i) Bryhali™ (Ortho Dermatologics), (ii) Duobrii™ (Ortho Dermatologics), (iii) Lumify® (Bausch + Lomb), (iv) Relistor® (Salix), (v) SiHy Daily (Bausch + Lomb), (vi) Siliq™ (Ortho Dermatologics) and (vii) Vyzulta® (Bausch + Lomb). As outlined later in this discussion, although revenues associated with our Significant Seven products are currently not material, we believe the prospects for this group are substantial.
For a comprehensive discussion of our business, business strategy, products and other business matters, see Item 1. “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC and the Canadian Securities Administrators on SEDAR on February 20, 2019.
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
In 2016, the new executive team: (i) identified and retained a new leadership team, (ii) enhanced the Company's focus on core assets, which enabled the Company to recruit and retain stronger talent for its sales initiatives and (iii) realigned the Company’s operations to improve transparency and operational efficiency and better support the Company's sales force. Once in place, the new leadership team began executing on a multi-year plan and delivering on commitments to narrow the Company's activities to our core businesses where we believe we have an existing and sustainable competitive edge and to identify opportunities to improve operational efficiencies and our capital structure.
Throughout 2017 and 2018, the Company executed and continues to execute on its commitments. We believe that during this time we have: (i) better defined our core businesses, (ii) made measurable progress in improving our capital structure and (iii) been aggressively addressing and resolving certain legacy legal matters to eliminate disruptions to our operations.
Focus on Core Businesses
Once we committed to our core businesses, we began analyzing the strategic alternatives for business units and assets that fall outside our definition of “core”. In order to focus on our objectives, we began divesting businesses and assets, which were not aligned with our core business objectives. This not only allowed us to better focus our internal resources on our eye-health, GI and dermatology businesses, but also provided us with significant sources of capital, which we used to reduce our debt and improve our capital structure.
As a result of the focus on our core businesses and the divestitures of businesses not aligned with our core business objectives, and reduced sales of products in our Diversified Products segment due to the loss of exclusivity, a greater portion of our revenues are now driven by our core businesses. During the years 2018, 2017 and 2016, our Bausch + Lomb (eye-health), Salix (GI) and Ortho Dermatologics (dermatology) businesses collectively represented approximately 71%, 67% and 63% of our total revenues, respectively. The year-over-year increase in this percentage demonstrates our convictions in these businesses.
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
In order to address the expected global demand for our Bausch + Lomb ULTRA® contact lens, in December 2017, we completed a multi-year, $200 million strategic upgrade to our Rochester facility. The upgrade increased production capacity in support of our Bausch + Lomb Ultra® and SiHy Daily AQUALOXTM product lines and better supports the production of other well-established contact lenses, such as our PureVision®, PureVision®2 (SVS, Toric, and Multifocal), SofLens® 38 and SilSoft®. In connection with the increased production capacity, we added approximately 120 production employees since the project’s inception, bringing total headcount to approximately 1,000 employees and continue to make investments to enhance our production technologies and capacity at the facility. These enhancements to our production technologies and capacity led, in part, to the validation of SiHy Daily production at the Rochester facility and the successful launch of SiHy Daily AQUALOXTM lenses in Japan in September 2018.
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
As part of our turnaround, we removed projects related to divested businesses and rebalanced our portfolio to better align with our long-term plans and focus on core businesses. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our new strategy. We have approximately 250 projects in our global pipeline and anticipate submitting over 125 of those projects for regulatory approval in 2019 and 2020.
Core assets that have received a significant portion of our R&D investment in current and prior periods are listed below.

•
Dermatology - In April 2019, the FDA approved Duobrii™, the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of moderate-to-severe plaque psoriasis in adults.  Halobetasol propionate and tazarotene are each approved to treat plaque psoriasis when used separately, but are limited in duration of use.  Halobetasol propionate may be used for up to two weeks and tazarotene may be limited due to irritation.  However, the combination of these ingredients in Duobrii™, with a dual mechanism of action, allows for expanded duration of use, with reduced adverse events.  We expect to launch Duobrii™ in June 2019.

•
Dermatology - Bryhali™ is a novel product that contains a unique, lower concentration of halobetasol propionate for the treatment of moderate-to-severe psoriasis which is FDA approved for 8 weeks of use. The FDA has previously approved halobetasol propionate to treat plaque psoriasis, but limited in duration of use. We launched Bryhali™ in November 2018.

•
Dermatology - Internal Development Project ("IDP") 133 is a project to expand the indication for Bryhali™ (halobetasol propionate lotion 0.01%) from plaque psoriasis to corticosteroid responsive dermatoses. A Phase 3 study is planned to start in the second half of 2019.

•
Dermatology - IDP-131 is a new chemical entity, KP-470, for the topical treatment of psoriasis. On February 27, 2018, we announced that we entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. to develop and commercialize the compound.  Early proof of concept studies are planned for 2019. If approved by the FDA, KP-470 could represent a novel drug with an alternative mechanism of action in the topical treatment of psoriasis.

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

•	Gastrointestinal - We have initiated a Phase 2 study for the treatment of overt hepatic encephalopathy with a new formulation of rifaximin, which we acquired as part of the Salix Acquisition.

•
Gastrointestinal - We plan to initiate a Phase 2 study evaluating Xifaxan® 550mg tablets for the treatment of small intestinal bacterial overgrowth or SIBO. The study is targeted to start in the second half of 2019.

•
Gastrointestinal - We plan to initiate a Phase 2/3 study for the treatment of postoperative Crohns disease using a novel rifaximin extended release formulation. The study is scheduled to start in the second half of 2019.

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

•
Dermatology - IDP-123 is an acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while maintaining efficacy. We submitted a New Drug Application (“NDA”) with the FDA on February 22, 2019.

•	Dermatology - IDP-124 is a topical lotion product designed to treat moderate to severe atopic dermatitis, with pimecrolimus, currently in Phase 3 testing.

•
Dermatology - IDP-135 is a topical retinoid product in development. We are seeking guidance from the FDA to develop this product for OTC use for the treatment of acne. The guidance meeting is targeted for 2019.

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

•
Dermatology - Next Generation Thermage FLX® is a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. On September 22, 2017, we received 510(k) clearance from the FDA and launched this product in the United States. During 2018 and 2019, Next Generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta medical aesthetic devices portfolio. During 2019, we expect additional worldwide launches of the Next Generation Thermage FLX® in Asia, Canada and Europe, paced by country-specific regulatory registrations.

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

•
Bausch + Lomb - Lotemax® SM (loteprednol etabonate ophthalmic gel) 0.38% is a new formulation for the treatment of post-operative inflammation and pain following ocular surgery. Lotemax® SM is the lowest concentrated loteprednol ophthalmic corticosteroid indicated for the treatment of post-operative inflammation and pain following ocular surgery in the U.S. Lotemax® SM was approved by the FDA in February 2019 and launched in April 2019.

•
Bausch + Lomb - enVista® Trifocal intraocular lens is an innovative lens design. We have initiated an IDE study for this product in May 2018 and completed patient enrollment for a Phase 1 study in December 2018.

•	Bausch + Lomb - enVista® Toric intraocular lens received FDA approval in June 2018 and was launched in July 2018.

•
Bausch + Lomb - We are developing a preloaded intraocular lens injector platform for enVista interocular lens. The Premarket Approval application was submitted to the FDA in July 2018 and the CE Mark notification was submitted in Europe in February 2019.

•
Bausch + Lomb - An ULTRA® Multifocal for Astigmatism lens combining the benefits of our ULTRA® for Presbyopia design with our ULTRA® for Astigmatism OpticAlign™ design engineered for lens stability for presbyopic/astigmatic patients. We received FDA approval for this product in November 2018.

•
Bausch + Lomb - Renu® Advanced Multi-Purpose Solution (“MPS”) contains a triple disinfectant system that kills 99.9% of germs, and has a dual surfactant system that provides up to 20 hours of moisture. Renu Advanced MPS is FDA cleared with indications for use to condition, clean, remove protein, disinfectant, rinse and store soft contact lenses including those composed of silicone hydrogels. Renu Advanced MPS has gained regulatory approvals in Korea, India, Mexico, Indonesia, Malaysia and Singapore.

•
Bausch + Lomb - Custom soft contact lens (Ultra buttons) is a latheable silicone hydrogel button for custom soft specialty lenses including; Sphere, Toric, Multifocal, Toric Multifocal and irregular corneas. If approved by the FDA, we may launch as early as the first half of 2020.

•
Bausch + Lomb - Zen™ Multifocal Scleral Lens for presbyopia exclusively available with Zenlens™ and Zen™ RC scleral lenses and will allow eye care professionals to fit presbyopic patients with irregular and regular corneas and those with ocular surface disease, such as dry eye. The Zen™ multifocal Scleral Lens incorporates decentered optics, enabling the near power to be positioned over the visual axis. We launched this product in January 2019.

•
Bausch + Lomb - Tangible® Hydra-PEG® is a high-water polymer coating that is bonded to the surface of a contact lens and designed to address contact lens discomfort and dry eye. Tangible® Hydra-PEG® coating technology in combination with our Boston® materials and Zenlens™ family of scleral lenses will help eye care professionals provide a better lens wearing experience for their patients with challenging vision needs.  We launched this product in March 2019.

Improve Capital Structure
We have made measurable progress in improving our capital structure by: (i) reducing our debt through repayments and (ii) extending the maturities of debt through refinancing. Using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management, through the date of this filing, we repaid (net of additional borrowings) over $7,000 million of long-term debt since the beginning of 2016, in the aggregate. Further, as a result of the refinancing and debt repayments outlined below, as of the date of this filing, we have eliminated all mandatory scheduled principal repayments of our debt obligations for the remainder of 2019 and mandatory scheduled principal repayments through 2021 are less than $610 million.
Divestitures - During 2017, we divested businesses and assets not aligned with our core business objectives, which simplified our operating model and generated over $3,200 million of net cash proceeds that we used to improve our capital structure, the most significant of which were the divestitures of the Company's interests in the CeraVe®, AcneFree™ and AMBI® skincare brands (March 3, 2017), the iNova Pharmaceuticals business (September 29, 2017), the Company's equity interest in Dendreon Pharmaceuticals LLC (June 28, 2017) and the Obagi Medical Products, Inc. business (November 9, 2017).
Debt Repayments - During the years 2016 through 2018, we repaid (net of additional borrowings) over $6,800 million of long-term debt using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management. During the three months ended March 31, 2019, using cash on hand we repaid $303 million of long-term debt which included: (i) $172 million of our seven year Tranche B Term Loan Facility maturing in June 2025 (the “June 2025 Term Loan B Facility”), (ii) $75 million of our 2023 Revolving Credit Facility (as defined below) and (iii) $56 million of our seven year Tranche B Term Loan Facility maturing in November 2025 (the "November 2025 Term Loan B Facility").
2017 Refinancing Transactions - In March, October, November and December of 2017, we accessed the credit markets and completed a series of transactions, whereby we extended approximately $9,500 million in aggregate maturities of certain debt obligations due to mature in April 2018 through April 2022, out to March 2022 through December 2025. As part of these transactions we also extended commitments under our revolving credit facility, originally set to expire in April 2018, out to April 2020.
2018 Refinancing Transactions - In March, June and November 2018, we accessed the credit markets and completed a series of transactions, whereby we extended approximately $8,300 million in aggregate maturities of certain debt obligations due to mature in March 2020 through July 2022, out to June 2025 through January 2027.  As part of these transactions we obtained less stringent loan financial maintenance covenants under our Senior Secured Credit Facilities and extended commitments under our revolving credit facility by more than three years by replacing our then-existing revolving credit facility, set to expire in April 2020 with a revolving credit facility of $1,225 million due in June 2023 (the “2023 Revolving Credit Facility”).
2019 Refinancing Transactions - In 2019, we accessed the credit markets and completed a series of transactions, whereby we extended approximately $1,500 million in aggregate maturities of certain debt obligations due to mature in December 2021 through May 2023, out to January 2027 through August 2027. On March 8, 2019 we issued: (i) $1,000 million aggregate principal amount of 8.50% Senior Unsecured Notes due January 2027 and (ii) $500 million aggregate principal amount of 5.75% Senior Secured Notes due August 2027 (the "August 2027 Secured Notes") in a private placement. The unsecured notes form part of the same series as our existing 8.50% senior notes due January 2027 (the "January 2027 Unsecured Notes"). A portion of the net proceeds of the January 2027 Unsecured Notes and the August 2027 Secured Notes and cash on hand were used to: (i) repurchase $584 million of 5.875% Senior Unsecured Notes due 2023 (the "May 2023 Unsecured Notes"), (ii) repurchase $518 million of 5.625% Senior Unsecured Notes due 2021 (the “December 2021 Unsecured Notes”), (iii) repurchase $216 million of 5.50% Senior Unsecured Notes due 2023 (the "March 2023 Unsecured Notes") and (iv) pay all fees and expenses associated with these transactions (collectively, the “March 2019 Refinancing Transactions”). During April 2019, the Company redeemed $182 million of the December 2021 Unsecured Notes, representing the remaining outstanding principal balance of the December 2021 Unsecured Notes and completing the refinancing of $1,500 million of debt in connection with the March 2019 Refinancing Transactions.
As a result of prepayments and a series of refinancing transactions through March 31, 2019, we have extended the maturities of a substantial portion of our long-term debt, providing us with additional liquidity and greater flexibility to execute our business plans. The tables below summarize our outstanding debt portfolio and maturities as of March 31, 2019 as compared to December 31, 2018.

		March 31, 2019		December 31, 2018
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2023 Revolving Credit Facility	June 2023	$—	$—	$75	$75
June 2025 Term Loan B Facility	June 2025	4,222	4,104	4,394	4,269
November 2025 Term Loan B Facility	November 2025	1,425	1,402	1,481	1,456
Senior Secured Notes:
5.75% Secured Notes	August 2027	500	493	—	—
All other Senior Secured Notes	March 2022 through November 2025	5,000	4,950	5,000	4,948
Senior Unsecured Notes:
5.625%	December 2021	182	181	700	697
5.50%	March 2023	784	780	1,000	995
5.875%	May 2023	2,666	2,650	3,250	3,229
8.50%	January 2027	1,750	1,757	750	738
All other Senior Unsecured Notes	May 2023 through April 2026	7,933	7,852	7,970	7,886
Other	Various	12	12	12	12
Total long-term debt and other		$24,474	$24,181	$24,632	$24,305
The weighted average stated interest rate of the Company's outstanding debt as of March 31, 2019 and December 31,
2018 was 6.38% and 6.23%, respectively.
The scheduled principal repayments of our debt obligations as of March 31, 2019 compared with December 31, 2018 were as follows:

(in millions)	March 31, 2019	December 31, 2018
2019	$182	$228
2020	303	303
2021	303	1,003
2022	1,553	1,553
2023	5,436	6,348
2024	2,303	2,303
Thereafter	14,394	12,894
Gross maturities	$24,474	$24,632

During April and May 2019, the Company: (i) redeemed $182 million of the December 2021 Unsecured Notes, representing the remaining outstanding principal balance of the December 2021 Unsecured Notes and completing the refinancing of $1,500 million of debt in connection with the March 2019 Refinancing Transactions, as discussed above and (ii) had drawn net borrowings of $175 million under its 2023 Revolving Credit Facility, primarily used for the payment of interest due in April 2019 and other short-term capital needs. These transactions are not reflected in the table above.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt” for further details.
Address Legacy Legal Matters
The Company was burdened with addressing certain ongoing legal matters, some of which were inherited as part of the acquisitions we completed in 2015 and prior. In order to better focus on our core activities and simplify our operations, we have been vigorously addressing many of these matters, and, during 2018 through the date of this filing, we achieved dismissals and other positive outcomes in approximately 80 litigations, disputes and investigations, as we continue to actively address others.  This included: (i) a win in the Cosmo (Uceris®) arbitration, (ii) a partial win in the Relistor® (injectable) Abbreviated New Drug Application (“ANDA”) case on validity in the Company's favor protecting the product to at least April 2024, (iii) a settlement resolving the Solodyn® antitrust litigations, (iv) a settlement with the California Department of Insurance to resolve the matter relating to our terminated relationship with Philidor, (v) a settlement in the Mimetogen litigation, (vi) a settlement in the Allergan litigation, (vii) a settlement in the Xifaxan® patent litigation, (viii) a settlement with the SEC relating to the Salix investigation of 2014 with no monetary penalty against the Company or Salix, (ix) certain settlements in the Jublia patent litigations and (x) a settlement in the arbitration with Alfasigma S.p.A.
These matters and other significant matters are discussed in further detail in Note 19, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements presented elsewhere in this Form 10-Q and Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for the year ended December 31, 2018, which were included in our Annual Report on Form 10-K filed on February 20, 2019.
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
In August 2018, the FDA conducted its annual inspection of the Tampa, Florida facility.  The FDA inspection resulted in an Official Action Indicated (“OAI”) of the current good manufacturing practice (“CGMP”) of our Tampa, Florida facility. The findings of this inspection did not impact our ability to manufacture and deliver products to the U.S. and approved foreign markets.  Following the inspection, we provided the FDA with a comprehensive response which was accepted by the FDA. The FDA completed a verification of actions promised in our responses which was closed successfully without any observation. We received confirmation from the FDA, by letter dated March 20, 2019, that the OAI compliance status of the Tampa, Florida facility was reverted to No Action Indicated (“NAI”) and the facility is considered to be in an acceptable state of compliance with regard to CGMP.
As of the date of this filing, all of our facilities are rated as either NAI (where there was no Form 483 observation) or Voluntary Action Indicated (“VAI”) (where there was a Form 483 with one or more observations). In the case of the VAI inspection outcome, the FDA has accepted our responses to the issues cited in the Form 483, which will be verified when the agency makes its next inspection of those specific facilities. (A Form 483 is issued at the end of each inspection when FDA investigators have observed any condition that in their judgment may constitute violations of CGMP.)

Patient Access and Pricing Committee and New Pricing Actions
Improving patient access to our products, as well as making them more affordable, is an important element of our turnaround. In May 2016, we formed the Patient Access and Pricing Committee responsible for setting, changing and monitoring the pricing of our products to ensure launch prices and price changes are assessed and implemented across channels with a focus on patient accessibility and affordability while maintaining profitability. Since that time, the Patient Access and Pricing Committee has been committed to limiting the average annual price increase for our branded prescription pharmaceutical products to no greater than single digits and reaffirmed this commitment for 2019. We expect that the Patient Access and Pricing Committee will continue to implement or recommend additional price changes and/or new programs in-line with this commitment to enhance patient access to our drugs. These pricing changes and programs could affect the average realized pricing for our products and may have a significant impact on our revenue trends.
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
With our business objectives set and our leadership team in place, we have begun to build on the momentum created and have begun our pivot in the direction these changes have taken us as follows.
Increase the Focus of our Pipeline
We are constantly challenged by the dynamics of our industry to innovate and bring new products to market. Now that we have divested certain businesses where we saw limited growth opportunities, we can be more aggressive in redirecting our R&D spend and other corporate investments to innovate within our core businesses where we believe we can be most profitable and where we aim to be an industry leader.
We believe that we have a well-established product portfolio that is diversified within our core businesses and provides a sustainable revenue stream to fund our operations. However, our future success is also dependent upon our ability to continually refresh our pipeline, to provide a rotation of product launches that meet new and changing demands and replace other products that have lost momentum. We believe we have a robust pipeline that not only provides for the next generation of our existing products, but is also poised to bring new products to market.
During 2018, we launched and/or relaunched innovative products across multiple countries that contributed to organic growth in most of our core businesses and we currently have approximately 250 R&D projects in our global pipeline. In addition to these projects, we have recently launched, or expect to launch in the near future, products we have dubbed our "Significant Seven". These Significant Seven products are: (i) Bryhali™ (Ortho Dermatologics), (ii) Duobrii™ (Ortho Dermatologics), (iii) Lumify® (Bausch + Lomb), (iv) Relistor® (Salix), (v) SiHy Daily (Bausch + Lomb), (vi) Siliq™ (Ortho Dermatologics) and (vii) Vyzulta® (Bausch + Lomb). Revenues for our Significant Seven were greater than $150 million in 2018 and approximately $75 million in 2017; however, we believe the prospects for this group of products to be substantial and anticipate devoting significant marketing efforts toward their promotion. We believe that the strength of these launches and the impact of these products on their respective markets will demonstrate the effectiveness of our pipeline and R&D strategies and inspire further innovation in our businesses.
Leveraging our Salix Infrastructure
As we strongly believe in our Xifaxan® and Relistor® business models, as part of our transformation, we have taken initiatives to further capitalize on the value of the infrastructure we built around these products.
In the first quarter of 2017, we hired approximately 250 trained and experienced sales force representatives and managers to create, bolster and sustain deep relationships with primary care physicians (“PCP”). With approximately 70% of IBS-D patients initially presenting symptoms to a PCP, we believe that the dedicated PCP sales force is better positioned to reach more patients in need of IBS-D treatment.
This initiative provided us with positive results, as we experienced consistent growth in demand for these products throughout 2017 and 2018. Revenues from our Xifaxan® and Relistor® products increased approximately 22% and 37%, respectively, in 2018 when compared to 2017. These results encouraged us to seek out ways to bring out further value through leveraging our existing sales force and in the later portion of 2018 and in 2019 we have identified and executed on certain opportunities which we describe below.
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
In addition to driving growth through internal R&D development, we seek to align ourselves with new external product development opportunities as well.  As recently as this April, we entered into two licensing agreements which present us with unique developmental opportunities to address unmet needs of individuals suffering with certain GI and liver diseases. The first of these two licensing agreements is with the University of California for certain intellectual property relating to an investigational compound targeting the pituitary adenylate cyclase receptor 1 in non-alcoholic fatty liver disease (“NAFLD”), nonalcoholic steatohepatitis (“NASH”) and other GI and liver diseases. We believe this compound, once fully developed, could address certain unmet medical needs in the treatment of NAFLD and NASH.  The second, is an exclusive licensing agreement with Mitsubishi Tanabe Pharma Corporation to develop and commercialize MT-1303 (amiselimod), a late-stage oral compound that targets the sphingosine 1-phosphate receptor that plays a role in autoimmune diseases, such as inflammatory bowel disease and ulcerative colitis. We plan to initiate development of MT-1303 in ulcerative colitis.
In addition to product development opportunities, we strive to access innovative and established GI products outside our existing Salix business that allow us to leverage our existing GI sales force, supply channel and distribution channel to bring about growth through co-promotion and acquisition. For instance, in the second half of 2018, we entered into agreements with Dova Pharmaceuticals, Inc. to co-promote Doptelet®, a new treatment of thrombocytopenia in adult patients with chronic liver disease, and with US WorldMeds, LLC to co-promote Lucemyra™, a non-opioid medication for the mitigation of withdrawal symptoms to facilitate abrupt discontinuation of opioids. We also completed the acquisition of certain assets of Synergy Pharmaceuticals Inc. (“Synergy”) in March 2019, whereby we acquired certain assets of Synergy including its worldwide rights to the Trulance® (plecanatide) product, a once-daily tablet for adults with chronic idiopathic constipation and irritable bowel syndrome with constipation.
We continue to see growth in our Xifaxan® and Relistor® products as a result of the continued focus of our sales force on PCPs. Revenues from our Xifaxan® and Relistor® franchises increased approximately 11% and 30%, respectively, for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018. We therefore believe that the co-promotion and acquisition opportunities, as previously discussed, will be accretive to our business during our transformation by providing us access to products that are a natural pairing to either our Xifaxan® or Relistor® businesses, allowing us to effectively leverage our existing infrastructure and generate growth.
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
Recruit and Retain Talent - In 2017, we identified and retained a proven leadership team of experienced dermatology sales professionals and marketers. In January 2018, the leadership team, encouraged by the success of our GI sales force expansion program, increased our Ortho Dermatologics sales force by more than 25% in support of our growth initiatives for our Ortho Dermatologics business. We believe the additional sales force is vital to meet the demand we expect from our recently launched products and those we expect to launch in the near term, pending FDA approval. We continue to monitor our pipeline for other near term launches that we believe will create opportunity needs in our other core businesses requiring us to make additional investment to retain people for additional leadership and sales force roles.
Investment in Core Dermatology Portfolio - We have made significant investments to build out our psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities.
Psoriasis - As the number of reported cases of psoriasis in the U.S. has increased, we believe there is a need to make further investments in this market in order to maximize our opportunity and supplement our current psoriasis product portfolio. We have filed NDAs for several new topical psoriasis products, launched Bryhali™ in November 2018 and expect to launch

DuobriiTM in June 2019. We expect that Bryhali™ and DuobriiTM will line up well with our existing topical portfolio of psoriasis treatments and, supplemented by our injectable biologic products, such as SiliqTM launched in July 2017, will provide a diverse choice of psoriasis treatments to doctors and patients. In addition, on February 27, 2018, we announced that we entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. to develop and commercialize products containing a new chemical entity, KP-470, for the topical treatment of psoriasis. Early proof of concept studies are planned for 2019. If approved by the FDA, KP-470 could represent a novel drug with an alternative mechanism of action in the topical treatment of psoriasis.
Acne - In support of our established acne product portfolio, we have developed several products, which include Retin-A Micro® 0.06% (launched in January 2018) and AltrenoTM (launched in the U.S. October 2018), the first lotion (rather than a gel or cream) product containing tretinoin for the treatment of acne. Revenues for the three months ended March 31, 2019 were approximately $7 million and $1 million for Retin-A Micro® 0.06% and AltrenoTM, respectively. In addition to Retin-A Micro® 0.06% and AltrenoTM, we have three other unique acne projects in earlier stages of development that, if approved by the FDA, we believe will further innovate and advance the treatment of acne.
Improved Patient Access to Ortho Dermatologics Products - In February 2019, we launched a cash-pay prescription program to make certain Ortho Dermatologics branded products available directly to patients with a valid prescription, regardless of their insurance status and without prior authorizations needed. The program is specifically designed to provide patients with direct access to a range of proven treatment options for certain disease states that typically encounter insurance coverage hassles and high prescription costs including acne, actinic keratosis, superficial basal cell carcinoma, barrier repair (e.g. eczema treatments), wounds and corticosteroid-responsive diseases such as rashes, psoriasis and atopic dermatitis.
Through the cash-pay prescription program, all patients, regardless of their insurance status, will be able to purchase medicines at prices ranging from $50 to $115 per prescription. By doing so, the program will provide branded options that offer proven medicines with straightforward access. It will include certain Ortho Dermatologics’ brands, such as Retin-A® (tretinoin) cream, as well as novel products, such as AltrenoTM (tretinoin) Lotion, 0.05%. All products included in the cash-pay prescription program will be eligible for Flexible Spending Accounts or Health Saving Accounts and will continue to be supported by the Company's Patient Assistance Program, which offers free medication for patients who meet income and other eligibility criteria. We plan to include approximately 20 Ortho Dermatologics products in the cash-pay patient program by the end of 2020, including some investigational therapies that will be added to the program as soon as, and if, they are approved by the FDA.
Bolstered by the new product opportunities we are creating in our psoriasis and acne product lines, our experienced dermatology sales leadership team, our increased sales force and the cash-pay prescription program, we believe we have set the groundwork for the potential to achieve growth in our Ortho Dermatologics business over the next five years.
Continue to Manage Our Capital Structure
As previously outlined, we completed a series of transactions that reduced our debt levels, extended our debt maturities and improved our capital structure, providing us with additional liquidity and greater flexibility to execute our business plans. As a result of prepayments and a series of refinancing transactions, we have extended the maturities of a substantial portion of our long-term debt and, as a result, as of the date of this filing, scheduled principal repayments of our debt obligations through 2021 are less than $610 million. Our reduced debt levels and improved debt portfolio will translate to lower repayments of principal over the next five years, which, in turn, will permit more cash flows to be directed toward developing our core assets and repay additional debt amounts. In addition, as a result of the changes in our debt portfolio, approximately 75% of our debt is fixed rate debt as of March 31, 2019, as compared to approximately 65% as of January 1, 2017.
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
A number of our products already face generic competition. Prior to and during 2019, in the U.S., these products include, among others, Ammonul®, Benzaclin®, Bupap®, Edecrin®, Elidel®, Glumetza®, Istalol®, Isuprel®, Locoid® Lotion, Mephyton®, Nitropress®, Solodyn®, Syprine®, Virazole®, Uceris® Tablet, Wellbutrin XL®, Xenazine®, Zegerid® and Zovirax® cream. In Canada, these products include, among others, Glumetza®, Sublinox® and Wellbutrin® XL.
Based on current patent expiration dates, settlement agreements and/or competitive information, we believe our key products facing potential loss of exclusivity and/or generic competition in the U.S. during the years 2019 through 2023 include, but are not limited to, Apriso®, Clindagel®, Cuprimine®, Lotemax® Gel, Lotemax® Suspension, Migranal®, Noritate®, Onexton®, PreserVision®, Prolensa®, Solodyn®, Targretin® Gel, Xerese®, Zovirax® cream and certain other products subject to settlement agreements.  Aggregate revenues from key products that we believe will face potential loss of exclusivity and/or generic competition in the U.S. during: (i) 2019 represented 9% and 8%; (ii) 2020 represented 1% and 1%; (iii) 2021 represented 4% and 4%; (iv) 2022 represented less than 1% and 1%; and (v) 2023 represented 2% and 2% of our aggregate U.S., Mexico and Puerto Rico revenues for 2018 and 2017, respectively. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches.
In addition, for a number of our products (including Apriso®, Uceris®, Relistor®, Plenvu®, Xifaxan® 200mg, Plenvu®, Glumetza® and Jublia® in the U.S.), we have commenced (or anticipate commencing) infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.
Xifaxan® 500mg Patent Litigation - On March 23, 2016, the Company initiated litigation against Actavis, which alleged infringement by Actavis of one or more claims of each of the Xifaxan® patents. On September 12, 2018, we announced that we had reached an agreement with Actavis that resolved the existing litigation and eliminated the pending challenges to our intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets. As part of the agreement, the parties agreed to dismiss all litigation related to Xifaxan® (rifaximin), Actavis acknowledged the validity of the licensed patents for Xifaxan® (rifaximin) 550 mg tablets and all intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets will remain intact and enforceable until expiry in 2029. The agreement also grants Actavis a non-exclusive license to the intellectual property relating to Xifaxan® (rifaximin) 550 mg tablets in the United States beginning January 1, 2028 (or earlier under certain circumstances). The Company will not make any financial payments or other transfers of value as part of the agreement. In addition, under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Actavis will have the option to: (1) market a royalty-free generic version of Xifaxan® tablets, 550 mg, should it receive approval from the FDA on its ANDA, or (2) market an authorized generic version of Xifaxan® tablets, 550 mg, in which case, we will receive a share of the economics from Actavis on its sales of such an authorized generic. Actavis will be able to commence such marketing earlier if another generic rifaximin product is granted approval and such other generic rifaximin product begins to be sold or distributed before January 1, 2028.
Generic Competition to Uceris® - In July 2018, a generic competitor launched a product which will directly compete with our Uceris® Tablet product. As disclosed in our prior filings, the Company initiated various infringement proceedings against this and other generic competitors. The Company continues to believe that its Uceris® Tablet-related patents are enforceable and is proceeding in the ongoing litigation between the Company and the generic competitor; however, the ultimate outcome of the matter is not predictable. The ultimate impact of this generic competitor on our future revenues cannot be predicted; however, Uceris® Tablet revenues for the three months ended March 31, 2019 and 2018 were approximately $8 million and $34 million, respectively, and for the full years 2018 and 2017 were approximately $84 million and $134 million, respectively.
Generic Competition to Jublia® - On June 6, 2018, the U.S. Patent and Trial Appeal Board completed its inter partes review for an Orange Book-listed patent covering Jublia® and issued a written determination invalidating such patent.  Although the Company is not aware of any imminent launches of a generic competitor to Jublia®, the ultimate impact of this decision on our future revenues cannot be predicted.  Jublia® revenues for the three months ended March 31, 2019 and 2018 were approximately $20 million and $17 million, respectively, and for the full years 2018 and 2017 were approximately $89 million and $96 million, respectively.  The Company continues to believe that the Jublia®-related patent is valid and enforceable and, on August 7, 2018, an appeal of this decision was filed. The ultimate outcome of this matter is not predictable. Jublia® continues to be covered by seven remaining Orange Book-listed patents owned by the Company, which expire in the years 2028 through 2034. In August and September 2018, we received notices of the filing of a number of ANDAs with paragraph IV certification, and have timely filed patent infringement suits against these ANDA filers.

See Note 19, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements elsewhere in this Form 10-Q, as well as Note 20, "LEGAL PROCEEDINGS" of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC and the Canadian Securities Administrators on SEDAR on February 20, 2019 for further details regarding certain infringement proceedings.
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
We believe that we have a well-established product portfolio that is diversified within our core businesses. We also believe that we have a robust pipeline that not only provides for the next generation of our existing products, but also brings new solutions into the market. Revenues for our Significant Seven were greater than $150 million in 2018 and approximately $75 million in 2017, as several of these products have only recently been launched and others are yet to be launched. However, we believe the potential revenues for our Significant Seven to be substantial.
See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC and the Canadian Securities Administrators on SEDAR on February 20, 2019 for additional information on our competition risks.
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
For 2018 and 2017, we incurred costs of $36 million and $48 million, respectively, related to the annual fee assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). For 2018 and 2017, we also incurred costs of $90 million and $106 million, respectively, on Medicare Part D utilization incurred by beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).
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
Revisions to the Three Months Ended March 31, 2018
As originally disclosed in the financial statements for the quarterly period ended June 30, 2018, the Company identified an understatement of the Benefit from income taxes for the three months ended March 31, 2018 of $112 million due to an error in the forecasted effective tax rate. The revision decreased the Net loss and Net loss attributable to Bausch Health Companies Inc. by $112 million, or $0.32 per basic and diluted share, and affects Net loss and Deferred income taxes presented on the Consolidated Statement of Cash Flows by $112 million, with no net impact to total Net cash provided by operating activities. The Company also identified an understatement of the foreign currency translation adjustment as presented in the Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2018 which did not impact the Net loss and Net loss attributable to Bausch Health Companies Inc. reported for the same period. Based on its evaluation, the Company concluded that these misstatements were not material to its Consolidated Balance Sheet and Consolidated Statements of Operations, Comprehensive Loss, Equity and Cash Flows as of and for the three months ended March 31, 2018 or related disclosures. The March 31, 2018 financial information has been revised to correct these misstatements. There was no impact to the March 31, 2019 reported amounts.
See Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements for further details.
The following table provides selected unaudited financial information for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018	Change
Revenues	$2,016	$1,995	$21
Operating income (loss)	$287	$(2,281)	$2,568
Loss before benefit from income taxes	$(122)	$(2,694)	$2,572
Net loss attributable to Bausch Health Companies Inc.	$(52)	$(2,581)	$2,529
Loss per share attributable to Bausch Health Companies Inc.:
Basic	$(0.15)	$(7.36)	$7.21
Diluted	$(0.15)	$(7.36)	$7.21
Financial Performance
Summary of the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenue for the three months ended March 31, 2019 and 2018 was $2,016 million and $1,995 million, respectively, an increase of $21 million, or 1%. The increase was primarily driven by: (i) higher gross selling prices, (ii) higher net volumes, (iii) lower sales deductions and (iv) the impact of the acquisition of certain assets of Synergy. The increase in net pricing was primarily in our Salix and Ortho Dermatologics segments. The increase in net volumes was driven by our Bausch + Lomb/International segment. These increases in Revenue were partially offset by: (i) the unfavorable effect of foreign currencies, primarily in Europe and Asia and (ii) the impact of divestitures and discontinuations. The changes in our segment revenues and segment profits are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
Operating income for the three months ended March 31, 2019 was $287 million, as compared to Operating loss for the three months ended March 31, 2018 of $2,281 million, respectively, an increase of $2,568 million and reflects, among other factors:

•
an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $60 million primarily due to: (i) higher gross selling prices and lower sales deductions, (ii) an increase in net volumes and (iii) better inventory management, partially offset by the unfavorable effect of foreign currencies;

•
a decrease in Selling, general and administrative expenses (“SG&A”) of $4 million primarily due to: (i) the favorable impact of foreign currencies, (ii) lower costs related to professional services and (iii) lower compensation expense. The decrease was partially offset by: (i) higher advertising and promotion expenses, (ii) costs in 2019 attributable to our IT infrastructure improvement projects and (iii) the impact of the acquisition of certain assets of Synergy;

•	an increase in R&D of $25 million;

•
a decrease in Amortization of intangible assets of $254 million primarily due to: (i) the impact of the change in the estimated useful life of the Xifaxan® related intangible assets made in September 2018 to reflect management's changes in assumptions and (ii) lower amortization as a result of impairments to intangible assets in prior periods;

•
a decrease in Goodwill impairments of $2,213 million, as a result of impairments in 2018 to the goodwill of our: (i) Salix reporting unit upon adopting the new guidance for goodwill impairment accounting at January 1, 2018 and (ii) Ortho Dermatologics reporting unit due to unforeseen changes in business dynamics during the three months ended March 31, 2018;

•
a decrease in Asset impairments of $41 million, primarily related to the decrease in forecasted sales during the three months ended March 31, 2018 for a certain product line facing generic competition; and

•
a favorable change in Other (income) expense, net of $15 million primarily attributable to: (i) Net gain on sale of assets of $10 million during the three months ended March 31, 2019 and (ii) a decrease in Litigation and other matters, partially offset by acquisition-related costs incurred in 2019.

Operating income for the three months ended March 31, 2019 was $287 million and Operating loss for the three months ended March 31, 2018 was $2,281 million, and include non-cash charges for Depreciation and amortization of intangible assets of $532 million and $786 million, Goodwill impairments of $0 and $2,213 million, Asset impairments of $3 million and $44 million and Share-based compensation of $24 million and $21 million for the three months ended March 31, 2019 and 2018, respectively.
Our Loss before benefit from income taxes for the three months ended March 31, 2019 and 2018 was $122 million and $2,694 million, respectively, a decrease of $2,572 million. The decrease in our Loss before benefit from income taxes is primarily attributable to: (i) the increase in our operating results of $2,568 million, as previously discussed, (ii) a decrease in Loss on extinguishment of debt of $20 million and (iii) a decrease in Interest expense of $10 million as a result of lower principal amounts of outstanding debt partially offset by the effect of higher interest rates during the three months ended March 31, 2019. The decrease in our Loss before benefit from income taxes was partially offset by the net change in Foreign exchange and other of $27 million.
Net loss attributable to Bausch Health Companies Inc. for the three months ended March 31, 2019 and 2018 was $52 million and $2,581 million, respectively, an increase in our reported results of $2,529 million. The increase in our results was primarily due to the decrease in our Loss before benefit from income taxes of $2,572 million, as previously discussed, partially offset by the decrease in Benefit from income taxes of $41 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(in millions)	2019	2018	Change
Revenues
Product sales	$1,989	$1,965	$24
Other revenues	27	30	(3)
	2,016	1,995	21
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	524	560	(36)
Cost of other revenues	13	13	—
Selling, general and administrative	587	591	(4)
Research and development	117	92	25
Amortization of intangible assets	489	743	(254)
Goodwill impairments	—	2,213	(2,213)
Asset impairments	3	44	(41)
Restructuring and integration costs	20	6	14
Acquired in-process research and development costs	1	1	—
Acquisition-related contingent consideration	(21)	2	(23)
Other (income) expense, net	(4)	11	(15)
	1,729	4,276	(2,547)
Operating income (loss)	287	(2,281)	2,568
Interest income	4	3	1
Interest expense	(406)	(416)	10
Loss on extinguishment of debt	(7)	(27)	20
Foreign exchange and other	—	27	(27)
Loss before benefit from income taxes	(122)	(2,694)	2,572
Benefit from income taxes	74	115	(41)
Net loss	(48)	(2,579)	2,531
Net income attributable to noncontrolling interest	(4)	(2)	(2)
Net loss attributable to Bausch Health Companies Inc.	$(52)	$(2,581)	$2,529

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenues
The Company’s revenues are primarily generated from product sales, primarily in the therapeutic areas of eye-health, GI and dermatology, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication.
Our revenue was $2,016 million and $1,995 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $21 million, or 1%. The increase was primarily driven by: (i) higher gross selling prices of $49 million, (ii) higher net volumes of $37 million, (iii) lower sales deductions of $9 million and (iv) the incremental product sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy of $6 million. The increase in net pricing was primarily in our Salix and Ortho Dermatologics segments. The increase in net volumes was driven by our Bausch + Lomb/International segment. The increases in our revenues were partially offset by: (i) the unfavorable effect of foreign currencies, primarily in Europe and Asia, of $59 million, (ii) the impact of divestitures and discontinuations of $18 million and (iii) the decrease in other revenues of $3 million.
Our segment revenues and segment profits for the three months ended March 31, 2019 and 2018 are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,250	100.0%	$3,397	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	204	6.3%	184	5.4%
Returns	33	1.0%	88	2.6%
Rebates	533	16.4%	635	18.7%
Chargebacks	443	13.6%	477	14.1%
Distribution fees	48	1.5%	48	1.4%
Total provisions	1,261	38.8%	1,432	42.2%
Net product sales	1,989	61.2%	1,965	57.8%
Other revenues	27		30
Revenues	$2,016		$1,995

Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 38.8% and 42.2% for the three months ended March 31, 2019 and 2018, respectively. Changes in cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were primarily driven by:

•
discounts and allowances as a percentage of gross product sales was higher primarily due to the sales mix of our generics business. Increased gross product sales of higher discounted products such as Glumetza® AG, and to a lesser extent Tobramycin® AG and Migranal® AG, drove the increase despite the year-over-year decrease in the discount rate for Glumetza® AG. These increases were partially offset by the impact of lower sales of other higher discounted generics, such as Xenazine® AG and Targretin® AG;

•	returns as a percentage of gross product sales was lower primarily due to: (i) lower return rates for products, such as Glumetza® SLX, Mephyton® and Xifaxan® and (ii) lower sales of Isuprel®;

•
rebates as a percentage of gross product sales were lower primarily due to decreases in volumes for certain products which carry higher rebate rates such as Solodyn®, Retin-A Micro® 0.06%, Elidel® and Jublia®. The decreases in year-over-year volumes were due in part to generic competition. These decreases were partially offset by increases in rebates for: (i) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy and (ii) increased sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of incremental rebates from contractual price increase limitations for promoted products, such as Xifaxan®, Apriso®, Glumetza® AG and Prolensa®;

•
chargebacks as a percentage of gross product sales were lower primarily due to lower sales of certain branded products, such as Isuprel® and Nifediac and certain generic products, such as Zegerid® AG, and were partially offset by higher sales of Glumetza® AG, Xifaxan® and Glumetza® SLX; and

•
distribution service fees as a percentage of gross product sales were higher due to: (i) higher sales of Xifaxan®, Apriso®, Ativan® and other branded products and (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy. These increases were partially offset by lower distribution fees due to lower sales of Isuprel®, Solodyn® and Mephyton®. Price appreciation credits are offset against the distribution service fees we pay wholesalers and were $0 and $15 million during the three months ended March 31, 2019 and 2018, respectively.

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
Cost of goods sold was $524 million and $560 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of $36 million, or 6%. The decrease was primarily driven by: (i) the favorable impact of foreign currencies, (ii) better inventory management, (iii) the impact of divestitures and discontinuations and (iv) lower third-party royalty costs, partially offset by the incremental costs of sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy.
Cost of goods sold as a percentage of product sales revenue was 26.3% and 28.5% for the three months ended March 31, 2019 and 2018, respectively, a decrease of 2.2 percentage points. Costs of goods sold as a percentage of revenue was favorably impacted as a result of: (i) higher gross selling prices, (ii) the impact of divestitures and discontinuations and (iii) lower sales deductions.
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
SG&A expenses were $587 million and $591 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of $4 million, or 1%. The decrease was primarily driven by: (i) the favorable impact of foreign currencies, (ii) lower costs related to professional services and (iii) lower compensation expense. The decreases were partially offset by: (i) higher advertising and promotion expenses and (ii) costs in 2019 attributable to our IT infrastructure improvement projects.
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
R&D expenses were $117 million and $92 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $25 million, or 27%. R&D expenses as a percentage of Product revenue were approximately 6% and 5% for the three months ended March 31, 2019 and 2018, respectively, an increase of 1 percentage point.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years.
Amortization of intangible assets was $489 million and $743 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of $254 million. The decrease was primarily due to: (i) the impact of the change in the estimated useful life of the Xifaxan® related intangible assets made in September 2018 to reflect management's changes in assumptions and (ii) lower amortization as a result of impairments to intangible assets in prior periods. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to the Amortization of intangible assets.
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
Goodwill impairments were $0 and $2,213 million for the three months ended March 31, 2019 and 2018, respectively.
In January 2017, the Financial Accounting Standards Board issued guidance which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, goodwill impairment is measured as the amount by which a reporting unit's carrying value exceeds its fair value. The Company elected to adopt this guidance effective January 1, 2018.
Upon adopting the new guidance, the Company tested goodwill for impairment and determined that the carrying value of the Salix reporting unit exceeded its fair value. As a result of the adoption of new accounting guidance, the Company recognized a goodwill impairment of $1,970 million associated with the Salix reporting unit.
As of October 1, 2017, the date of the 2017 annual goodwill impairment test, the fair value of the Ortho Dermatologics reporting unit exceeded its carrying value. However, at January 1, 2018 unforeseen changes in the business dynamics of the Ortho Dermatologics reporting unit, such as: (i) changes in the dermatology sector, (ii) increased pricing pressures from third-party payors, (iii) additional risks to the exclusivity of certain products and (iv) an expected longer launch cycle for a new product, were factors that negatively impacted the reporting unit's operating results beyond management's expectations as of October 1, 2017, when the Company performed its 2017 annual goodwill impairment test. In response to these adverse business indicators, as of January 1, 2018 the Company reduced its near and long term financial projections for the Ortho Dermatologics reporting unit. As a result of the reductions in the near and long term financial projections, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at January 1, 2018 and the Company recognized a goodwill impairment of $243 million.
No events occurred or circumstances changed during the period October 1, 2018 (the date goodwill was last tested for impairment) through March 31, 2019 that would indicate that the fair value of any reporting unit might be below its carrying value.

See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to our goodwill.
Asset Impairments
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.
Asset impairments were $3 million and $44 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of $41 million. Asset impairments for the three months ended March 31, 2018 include impairments of: (i) $34 million reflecting decreases in forecasted sales for a certain product line due to generic competition, (ii) $6 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and revisions to forecasted sales and (iii) $4 million related to assets being classified as held for sale.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to our intangible assets.
Restructuring and Integration Costs
Restructuring and integration costs were $20 million and $6 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $14 million. The increase primarily relates to $10 million of severance costs associated with Synergy, which were not essential to complete, close and report the acquisition. We have substantially completed the integration of the businesses acquired prior to 2016. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
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
Acquisition-related contingent consideration was a gain of $21 million for the three months ended March 31, 2019 and included net fair value adjustments of $27 million, which included adjustments to future royalty payments, partially offset by accretion for the time value of money of $6 million. Acquisition-related contingent consideration was a loss of $2 million for the three months ended March 31, 2018, and included accretion for the time value of money of $6 million, partially offset by net fair value adjustments of $4 million.

Other (Income) Expense, Net
Other (income) expense, net for the three months ended March 31, 2019 and 2018 consists of the following:

	Three Months Ended March 31,
(in millions)	2019	2018
Net gain on sale of assets	$(10)	$—
Acquisition-related costs	8	—
Litigation and other matters	2	11
Other, net	(4)	—
	$(4)	$11
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due and amortization of debt discounts and deferred financing costs on indebtedness under our credit facilities and notes.
Interest expense was $406 million and $416 million, and included non-cash amortization and write-offs of debt discounts and deferred financing costs of $17 million and $23 million, for the three months ended March 31, 2019 and 2018, respectively. Interest expense for the three months ended March 31, 2019 decreased $10 million, or 2%, as compared to the three months ended March 31, 2018, primarily due to lower principal amounts of outstanding long-term debt. The weighted average stated rates of interest as of March 31, 2019 and 2018 were 6.38% and 6.32%, respectively.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $7 million and $27 million for the three months ended March 31, 2019 and 2018, respectively, and is associated with a series of transactions which allowed us to refinance portions of our debt arrangements.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was $0 and a gain of $27 million for the three months ended March 31, 2019 and 2018, respectively, an unfavorable net change of $27 million. Foreign exchange gains/losses include translation gains/losses on intercompany loans, primarily on euro-denominated intercompany loans.
Income Taxes
Benefit from income taxes was $74 million and $115 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of $41 million.
Our effective income tax rate for the three months ended March 31, 2019 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) the net tax benefit related to uncertain tax positions and (b) adjustments for book to income tax return provisions.
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
See Note 17, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.

Reportable Segment Revenues and Profits
In 2018, the Company began reallocating capital and resources among its businesses. As a result, during the second quarter of 2018, the Company’s CEO, who is the Company’s Chief Operating Decision Maker, commenced managing the business differently through changes in its operating and reportable segments, which necessitated a realignment of the Company's historical segment structure. This realignment is consistent with how the Company’s CEO currently: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, in the second quarter of 2018, the Company began operating in the following reportable segments: (i) Bausch + Lomb/International segment, (ii) Salix segment, (iii) Ortho Dermatologics segment and (iv) Diversified Products segment. Prior period presentations of segment revenues and segment profits have been recast to conform to the current segment reporting structure.
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

•
The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products and (iii) dentistry products.

Effective in the first quarter of 2019, one product historically included in the reported results of the Ortho Dermatologics business unit in the Ortho Dermatologics segment is now included in the reported results of the Generics business unit in the Diversified Products segment and another product historically included in the reported results of the Ortho Dermatologics business unit in the Ortho Dermatologics segment is now included in the reported results of the Dentistry business unit in the Diversified Products segment as management believes the products better align with the new respective business units. These changes in product alignment are not material. Prior period presentations of business unit and segment revenues and profits have been conformed to current segment and business unit reporting structures.
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, In-process research and development costs, Restructuring and integration costs, Acquisition-related contingent consideration costs and Other income, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 20, "SEGMENT INFORMATION" to our unaudited interim Consolidated Financial Statements for a reconciliation of segment profit to Loss before benefit from income taxes.

The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the three months ended March 31, 2019 and 2018. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019		2018		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$1,118	55%	$1,103	55%	$15	1%
Salix	445	22%	422	21%	23	5%
Ortho Dermatologics	138	7%	140	7%	(2)	(1)%
Diversified Products	315	16%	330	17%	(15)	(5)%
Total revenues	$2,016	100%	$1,995	100%	$21	1%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$319	29%	$297	27%	$22	7%
Salix	288	65%	272	64%	16	6%
Ortho Dermatologics	57	41%	44	31%	13	30%
Diversified Products	236	75%	240	73%	(4)	(2)%
Total segment profits	$900	45%	$853	43%	$47	6%
The following table presents organic revenue (Non-GAAP) and the year-over-year changes in organic revenue for the three months ended March 31, 2019 and 2018 by segment. Organic revenues and organic growth rates are defined in the previous section titled “Selected Financial Information”.

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Acquisition	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Bausch + Lomb/International	$1,118	$58	$—	$1,176	$1,103	$(14)	$1,089	$87	8%
Salix	445	—	(6)	439	422	(3)	419	20	5%
Ortho Dermatologics	138	1	—	139	140	—	140	(1)	(1)%
Diversified Products	315	—	—	315	330	(1)	329	(14)	(4)%
Total	$2,016	$59	$(6)	$2,069	$1,995	$(18)	$1,977	$92	5%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product group representing 10% or more of its product sales. The Bausch + Lomb/International segment revenue was $1,118 million and $1,103 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $15 million, or 1%. The increase was primarily attributable to: (i) an increase in volume across all of our global eye-health businesses of $61 million, primarily in our Global Vision Care business and Global Consumer business, (ii) an increase in volume of our International Rx business products of $18 million, primarily in Canada, Egypt and Russia, (iii) an increase in average realized pricing of $7 million primarily driven by our Global Ophtho Rx business and (iv) an increase in other revenues of $1 million. The increase in volume in our Global Vision Care business is primarily attributable to our Biotrue® ONEday and Ultra® product lines in the U.S. The increase in volume in our Global Consumer business is primarily attributable to the launch of Lumify® (May 2018) and sales of Preservision®. The increase in average realized pricing in our Global Ophtho Rx business is primarily attributable to Lotemax®, Vyzulta® and Prolensa®. The increase was partially offset by: (i) the unfavorable effect of foreign currencies of $58 million primarily attributable to our revenues in Europe and Asia and (ii) the impact of divestitures and discontinuations of $14 million, primarily related to the divestiture and discontinuance of several products within our International Rx business.

Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for three months ended March 31, 2019 and 2018 was $319 million and $297 million, respectively, an increase of $22 million, or 7%. The increase was primarily driven by an increase in contribution as a result of: (i) the increase in average realized pricing as previously discussed, (ii) better inventory management and (iii) lower costs related to professional fees. The increase was partially offset by: (i) higher advertising and promotion expenses primarily due to the launch of Lumify® and (ii) higher R&D expenses.
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for 69% and 65% of the Salix segment product sales and 15% and 14% of the Company's product sales for the three months ended March 31, 2019 and 2018, respectively. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the three months ended March 31, 2019 and 2018 was $445 million and $422 million, respectively, an increase of $23 million, or 5%. The increase includes: (i) an increase in average realized pricing of $25 million primarily attributable to higher gross selling prices for Xifaxan® and (ii) the impact of the acquisition of certain assets of Synergy of $6 million. The increase was partially offset by: (i) a decrease in volume of $5 million primarily attributable to the loss of exclusivity of certain products, such as Uceris®, partially offset by increases in volume for Xifaxan® and Glumetza® SLX and (ii) the impact of divestitures and discontinuations of $3 million.
Salix Segment Profit
The Salix segment profit for the three months ended March 31, 2019 and 2018 was $288 million and $272 million, respectively, an increase of $16 million, or 6%. The increase was primarily driven by a net increase in contribution as a result of the increases in average realized pricing, partially offset by the net decrease in volume, as previously discussed.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment revenue for the three months ended March 31, 2019 and 2018 was $138 million and $140 million, respectively a decrease of $2 million, or 1%. The decrease includes: (i) a decrease in volume of $19 million, (ii) a decrease in other revenues of $2 million and (iii) the unfavorable effect of foreign currencies of $1 million. The decrease in volume is primarily due to: (i) the impact of generic competition as certain products lost exclusivity, including Solodyn® and Elidel® and (ii) decreased demand for Onexton®, Jublia® and Targretin®, partially offset by the impact on volume from increased demand of SiliqTM and Thermage FLX®. The decrease was partially offset by an increase in average realized pricing of $20 million as a result of lower sales deductions primarily attributable to Onexton®, Retin-A Micro® 0.06%, Retin-A Micro® 0.08% and Solodyn®.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the three months ended March 31, 2019 and 2018 was $57 million and $44 million, respectively, an increase of $13 million, or 30%. The increase was primarily driven by a decrease in professional fees.

Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019		2018		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$58	18%	$62	19%	$(4)	(6)%
Cuprimine®	25	8%	16	5%	9	56%
Arestin®	21	7%	24	7%	(3)	(13)%
Aplenzin®	16	5%	12	4%	4	33%
Ativan®	15	5%	13	4%	2	15%
Migranal® Franchise	12	4%	11	3%	1	9%
Syprine®	9	3%	18	5%	(9)	(50)%
Latanoprost	8	2%	4	1%	4	100%
Tobramycin/Dexamethasone	7	2%	5	2%	2	40%
Mephyton® Franchise	7	2%	14	4%	(7)	(50)%
Other product revenues	135	43%	147	45%	(12)	(8)%
Other revenues	2	1%	4	1%	(2)	(50)%
Total Diversified Products revenues	$315	100%	$330	100%	$(15)	(5)%
The Diversified Products segment revenue for the three months ended March 31, 2019 and 2018 was $315 million and $330 million, respectively, a decrease of $15 million, or 5%. The decrease was primarily driven by: (i) a decrease in volume of $18 million, (ii) a decrease in other revenues of $2 million and (iii) the impact of divestitures and discontinuations of $1 million. The decrease in volume was primarily attributable to the impact of generic competition as certain products lost exclusivity, including Isuprel®, Mephyton®, Syprine® and Xenazine®. These decreases in volume were partially offset by increased volumes in our Generics business, primarily due to the launches of Elidel® AG (December 2018) and Uceris® AG (July 2018). The decrease was partially offset by a net increase in average realized pricing of $6 million, primarily related to our Neurology and Other business, partially offset by a decrease in pricing in our Generics business.
Diversified Products Segment Profit
The Diversified Products segment profit for three months ended March 31, 2019 and 2018 was $236 million and $240 million, respectively, a decrease of $4 million, or 2% and was primarily driven by the decrease in volume, as previously discussed and partially offset by lower third-party royalty costs.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
(in millions)	2019	2018	Change
Net loss	$(48)	$(2,579)	$2,531
Adjustments to reconcile net loss to net cash provided by operating activities	459	2,794	(2,335)
Changes in operating assets and liabilities	2	223	(221)
Net cash provided by operating activities	413	438	(25)
Net cash used in investing activities	(203)	(48)	(155)
Net cash used in financing activities	(150)	(288)	138
Effect of exchange rate on cash and cash equivalents	1	10	(9)
Net increase in cash, cash equivalents and restricted cash	61	112	(51)
Cash, cash equivalents and restricted cash, beginning of period	723	797	(74)
Cash, cash equivalents and restricted cash, end of period	$784	$909	$(125)
Operating Activities
Net cash provided by operating activities was $413 million and $438 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of $25 million. The decrease is primarily attributable to changes in our operating assets and liabilities.
Changes in our operating assets and liabilities resulted in a net increase in cash of $2 million for the three months ended March 31, 2019, as compared to the net increase in cash of $223 million for the three months ended March 31, 2018, a decrease of $221 million. For the three months ended March 31, 2019, the change in our operating assets and liabilities was negatively impacted by: (i) the build-up of inventory of $68 million and (ii) the timing of other payments in the ordinary course of business, offset by the collection of trade receivables of $89 million. For the three months ended March 31, 2018, the change in our operating assets and liabilities was positively impacted by the collection of trade receivables of $204 million, offset by payments, totaling $170 million, related to the settlements of the Solodyn Antitrust Class Actions, Allergan Shareholder Class Actions and other matters.
Investing Activities
Net cash used in investing activities was $203 million for the three months ended March 31, 2019 and was driven by the acquisition of businesses, net of cash acquired of $180 million, related to the acquisition of certain assets of Synergy, and purchases of property, plant and equipment of $47 million, partially offset by proceeds from sale of assets and businesses, net of costs to sell of $25 million, primarily related to the receipt of a milestone payment associated with a prior year divestiture.
Net cash used in investing activities was $48 million for the three months ended March 31, 2018 and was driven by payments for purchases of property, plant and equipment of $33 million and acquisitions of intangible assets and other assets previously acquired of $14 million.
Financing Activities
Net cash used in financing activities was $150 million for the three months ended March 31, 2019 and was primarily driven by the net reduction in our debt portfolio. Repayments of debt for the three months ended March 31, 2019 were $1,621 million and consisted of: (i) repayments of principal amounts due under our Senior Notes of $1,318 million, (ii) repayments of term loans under our Senior Secured Credit Facilities of $228 million and (iii) repayments of our revolving credit facility of $75 million. Net proceeds from the issuances of long-term debt for the three months ended March 31, 2019 was $1,514 million and included the net proceeds of: (i) $1,021 million from the issuance of $1,000 million in principal amount of January 2027 Unsecured Notes and (ii) $494 million from the issuance of $500 million in principal amount of August 2027 Secured Notes. Net proceeds from the issuances of long-term debt is reduced by $1 million for issuance costs paid in 2019 associated with long-term debt issued in previous years. Debt extinguishment costs paid for the refinancing of certain debt was $1 million.
Net cash used in financing activities was $288 million for the three months ended March 31, 2018 and was primarily driven by the net reduction in our debt portfolio. Repayments of debt for the three months ended March 31, 2018 were

$1,731 million and consisted of: (i) repayments of principal amounts due under our Senior Notes of $1,525 million and (ii) repayments of term loans under our Senior Secured Credit Facilities of $206 million. Net proceeds from the issuances of long-term debt for the three months ended March 31, 2018 was $1,481 million and included the net proceeds from the issuance of $1,500 million in principal amount of 9.25% Senior Unsecured Notes due April 2026 (the “April 2026 Unsecured Notes”). Debt extinguishment costs paid for the refinancing of certain debt was $20 million.
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
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt or issue equity or equity-linked securities. We believe our existing cash and cash generated from operations will be sufficient to service our debt obligations in the years 2019 and 2020.
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $24,181 million and $24,305 million as of March 31, 2019 and December 31, 2018, respectively. Aggregate contractual principal amounts due under our debt obligations were $24,474 million and $24,632 million as of March 31, 2019 and December 31, 2018, respectively, a decrease of $158 million during the three months ended March 31, 2019.
Debt repayments - During the three months ended March 31, 2019, using cash on hand we repaid $303 million of long-term debt which included: (i) $172 million of the June 2025 Term Loan B Facility, (ii) $75 million of our 2023 Revolving Credit Facility and (iii) $56 million of the November 2025 Term Loan B Facility.
Refinancing - On March 8, 2019, we issued: (i) $1,000 million aggregate principal amount of January 2027 Unsecured Notes and (ii) $500 million aggregate principal amount of August 2027 Secured Notes in a private placement. A portion of the net proceeds of the January 2027 Unsecured Notes and August 2027 Secured Notes were used to: (i) repurchase $584 million of May 2023 Unsecured Notes, (ii) repurchase $518 million of December 2021 Unsecured Notes, (iii) repurchase $216 million of March 2023 Unsecured Notes and (iv) pay all fees and expenses associated with these transactions. During April 2019, the Company redeemed $182 million of the December 2021 Unsecured Notes, representing the remaining outstanding principal balance of the December 2021 Unsecured Notes and completing the refinancing of $1,500 million of debt in connection with the March 2019 Refinancing Transactions.
Maturities and mandatory payments of our debt obligations through December 31, 2024 and thereafter, as of March 31, 2019 compared with those as of December 31, 2018 were as follows:

(in millions)	March 31, 2019	December 31, 2018
2019	$182	$228
2020	303	303
2021	303	1,003
2022	1,553	1,553
2023	5,436	6,348
2024	2,303	2,303
Thereafter	14,394	12,894
Gross maturities	$24,474	$24,632
During April and May 2019, the Company: (i) redeemed $182 million of the December 2021 Unsecured Notes, representing the remaining outstanding principal balance of the December 2021 Unsecured Notes and completing the refinancing of $1,500 million of debt in connection with the March 2019 Refinancing Transactions and (ii) had drawn net borrowings of $175 million under its 2023 Revolving Credit Facility, primarily used for the payment of interest due in April 2019 and other short-term capital needs. These transactions are not reflected in the table above.
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
As of March 31, 2019, the Company had no outstanding borrowings, $170 million of issued and outstanding letters of credit and remaining availability of $1,055 million under its 2023 Revolving Credit Facility. As discussed above, during April and May 2019, the Company had net borrowings of $175 million under its 2023 Revolving Credit Facility.
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
Borrowings under the 2023 Revolving Credit Facility in Canadian dollars bear interest at a rate per annum equal to, at the Company's option, either: (i) a prime rate determined by reference to the higher of: (a) the rate of interest last quoted by The Wall Street Journal as the “Canadian Prime Rate” or, if The Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the Bank of Canada as its prime rate and (b) the 1 month BA rate (as defined below) calculated daily plus 1.00% (provided however, that the prime rate shall at no time be less than 0.00%) or (ii) the bankers’ acceptance rate for Canadian dollar deposits in the Toronto interbank market (the “BA rate”) for the interest period relevant to such borrowing (provided however, that the BA rate shall at no time be less than 0.00% per annum), in each case plus an applicable margin.
Subject to certain exceptions and customary baskets set forth in the Restated Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the Restated Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the Restated Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights). These mandatory prepayments may be used to satisfy future amortization.
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings.
As of March 31, 2019, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 5.48% and 5.23% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity.

As of March 31, 2019, the aggregate remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $1,630 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of March 31, 2019, the stated rate of interest on the 2023 Revolving Credit Facility was 5.48% per annum. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
The Restated Credit Agreement permits the incurrence of incremental credit facility borrowings up to the greater of $1,000 million and 28.5% of Consolidated Adjusted EBITDA (as defined in the Restated Credit Agreement), subject to customary terms and conditions, as well as the incurrence of additional incremental credit facility borrowings subject to a secured leverage ratio of not greater than 3.50:1.00.
Senior Secured Notes
The Senior Secured Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor under the Restated Credit Agreement and existing Senior Unsecured Notes (together, the “Note Guarantors”). The Senior Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the Company’s obligations under the Restated Credit Agreement under the terms of the indentures governing the Senior Secured Notes.
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
5.75% Senior Secured Notes due 2027 - March 2019 Refinancing Transactions
On March 8, 2019 we issued: (i) $1,000 million aggregate principal amount of January 2027 Unsecured Notes and (ii) $500 million aggregate principal amount of August 2027 Secured Notes, respectively, in a private placement, a portion of the net proceeds of which, and cash on hand, were used to: (i) repurchase $584 million of May 2023 Unsecured Notes, (ii) repurchase $518 million of December 2021 Unsecured Notes, (iii) repurchase $216 million of March 2023 Unsecured Notes and (iv) pay all fees and expenses associated with these transactions (collectively, the “March 2019 Refinancing Transactions”). During April 2019, the Company redeemed $182 million of the December 2021 Unsecured Notes, representing the remaining outstanding principal balance of the December 2021 Unsecured Notes and completing the refinancing of $1,500 million of debt in connection with the March 2019 Refinancing Transactions. Interest on the August 2027 Secured Notes is payable semi-annually in arrears on each February 15 and August 15.
The August 2027 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 15, 2022, at the redemption prices set forth in the indenture. We may redeem some or all of the August 2027 Secured Notes prior to August 15, 2022 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to August 15, 2022, we may redeem up to 40% of the aggregate principal amount of the August 2027 Secured Notes using the proceeds of certain equity offerings at the redemption price set forth in the indenture.

Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $2,849 million and total liabilities of $1,182 million as of March 31, 2019, and revenues of $365 million and operating income of $37 million for the three months ended March 31, 2019.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
8.50% Senior Unsecured Notes due 2027 - March 2019 Refinancing Transactions
As part of the March 2019 Refinancing Transactions described above, BHA issued $1,000 million aggregate principal amount of 8.50% Senior Unsecured Notes due January 2027. These are additional notes and form part of the same series as the Company's existing January 2027 Unsecured Notes.
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
During 2017, 2018 and through the three months ended March 31, 2019, the Company completed several actions which included using cash flows from operations to repay debt and refinancing debt with near term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with the financial maintenance covenant. As of March 31, 2019, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of this Form 10-Q, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations over that same period.
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
Weighted Average Interest Rate
The weighted average stated rate of interest of the Company's outstanding debt as of March 31, 2019 and December 31, 2018 was 6.38% and 6.23%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.

Credit Ratings
In May 2019, Fitch upgraded our credit ratings and maintained our outlook as Stable. As of May 6, 2019, the credit ratings and outlook from Moody's, Standard & Poor's and Fitch for certain outstanding obligations of the Company were as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
Moody’s	B2	Ba2	B3	Stable
Standard & Poor’s	B	BB-	B-	Stable
Fitch	B	BB	B	Stable
Any downgrade in our corporate credit ratings or other credit ratings may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
Future Cash Requirements
A substantial portion of our cash requirements for the remainder of 2019 are for debt service. Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring and integration, benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions.
In addition to our working capital requirements, as of March 31, 2019, we expect our primary cash requirements during the remainder of 2019 to be as follows:

•
Debt service—We expect to make principal and interest payments of approximately $1,439 million during the remainder of 2019. As a result of prepayments and a series of refinancing transactions we have extended the maturities of a substantial portion of our long-term debt, and as a result, as of the date of this filing, scheduled principal repayments of our debt obligations through 2021 are less than $610 million. We may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our 2023 Revolving Credit Facility to meet business needs;

•	Capital expenditures—We expect to make payments of approximately $225 million for property, plant and equipment during the remainder of 2019;

•	Contingent consideration payments—We expect to make contingent consideration and other approval/sales-based milestone payments of approximately $32 million during the remainder of 2019;

•
Restructuring and integration payments—We expect to make payments of $17 million during the remainder of 2019 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through March 31, 2019; and

•	Benefit obligations—We expect to make payments under our pension and postretirement obligations of $11 million during the remainder of 2019.
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
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 19, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources. The following table summarizes our contractual obligations related to our long-term debt, including interest, as of March 31, 2019:

(in millions)	Total	Remainder of 2019	2020	2021 and 2022	2023 and 2024	Thereafter
Long-term debt obligations, including interest	$33,709	$1,439	$1,840	$4,831	$10,077	$15,522

There have been no other material changes to the contractual obligations disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Contractual Obligations” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019.
OUTSTANDING SHARE DATA
Our common shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “BHC”.
At May 2, 2019, we had 351,883,887 issued and outstanding common shares. In addition, as of May 2, 2019, we had outstanding 7,428,273 stock options and 6,142,505 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 2,394,968 performance-based restricted share units that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 4,708,314 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019, and determined that there were no significant changes in our critical accounting policies in the three months ended March 31, 2019, except for recently adopted accounting guidance as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements.
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

Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:

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

•
any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2019 or beyond, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our Restated Credit Agreement and/or indentures and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;

•
changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;

•
any additional divestitures of our assets or businesses and our ability to successfully complete any such divestitures on commercially reasonable terms and on a timely basis, or at all, and the impact of any such divestitures on our Company, including the reduction in the size or scope of our business or market share, loss of revenue, any loss on sale, including any resultant impairments of goodwill or other assets, or any adverse tax consequences suffered as a result of any such divestitures;

•
the uncertainties associated with the acquisition and launch of new products, including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

•	our ability or inability to extend the profitable life of our products, including through line extensions and other life-cycle programs;

•	our ability to retain, motivate and recruit executives and other key employees;

•	our ability to implement effective succession planning for our executives and key employees;

•
factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including the approval of pending and pipeline products (and the timing of such approvals), the ability to successfully implement and operate our new cash-pay prescription program for certain of our Ortho Dermatologics branded products and the ability of such program to achieve the anticipated goals respecting patient access and fulfillment, expected geographic expansion, changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;

•	factors impacting our ability to achieve anticipated revenues for our Significant Seven products, including changes in anticipated marketing spend on such products and launch of competing products;

•	the challenges and difficulties associated with managing a large complex business, which has, in the past, grown rapidly;

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

•	the inclusion of our products on formularies or our ability to achieve favorable formulary status, as well as the impact on the price and sales of our products in connection therewith;

•	the consolidation of wholesalers, retail drug chains and other customer groups and the impact of such industry consolidation on our business;

•	our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;

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

•	adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in certain of the countries in which we do business;

•	the impact of the recently signed United States-Mexico-Canada Agreement (“USMCA”) and any potential changes to other trade agreements;

•	the final outcome and impact of Brexit negotiations;

•	the trade conflict between the United States and China;

•	our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property;

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

•
the expense, timing and outcome of pending or future legal and governmental proceedings, arbitrations, investigations, subpoenas, tax and other regulatory audits, examinations, reviews and regulatory proceedings against us or relating to us and settlements thereof;

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

•
risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019, and risks detailed from time to time in our other filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019, under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as indicated below under “— Interest Rate Risk”, there have been no material changes to our exposures to market risks as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019.
Interest Rate Risk
As of March 31, 2019, we had $17,143 million and $5,648 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1,500 million principal amount of issued fixed rate debt that requires repayment in euros. The estimated fair value of our issued fixed rate debt as of March 31, 2019, including the debt denominated in euros, was $19,398 million. If interest rates were to increase by 100 basis-points, the estimated fair value of our issued fixed rate debt as of March 31, 2019 would decrease by approximately $589 million. If interest rates were to decrease by 100 basis-points, the estimated fair value of our issued fixed rate debt as of March 31, 2019 would increase by approximately $436 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $56 million in our Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
The Company has implemented certain internal controls in connection with the new lease accounting standard adopted effective January 1, 2019, as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements. Other than the above-noted change, there were no changes in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 19, "LEGAL PROCEEDINGS" of notes to the unaudited interim Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of equity securities by the Company during the three months ended March 31, 2019.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

4.1
Indenture, dated as of March 8, 2019, by and among Bausch Health Companies Inc., the other guarantors party thereto, The Bank of New York Mellon, as trustee and the notes collateral agents party thereto, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019, which is incorporated by reference herein.

10.1
Amended and Restated Asset Purchase Agreement dated January 4, 2019 among Bausch Health Companies Inc., Bausch Health Ireland Limited, Synergy Pharmaceuticals Inc. and Synergy Advanced Pharmaceuticals Inc., originally filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on February 20, 2019, which is incorporated by reference herein.††

10.2*	Employment Agreement dated August 2, 2018 between Bausch Health Companies Inc. and Joseph F. Gordon.†
10.3*	Form of 2016 Stock Option Grant Agreement, under the 2014 Omnibus Incentive Plan.†
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
____________________________________
* Filed herewith.
† Management contract or compensation plan or arrangement.

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

Bausch Health Companies Inc. (Registrant)

Date: May 6, 2019	/s/ JOSEPH C. PAPA
Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date: May 6, 2019	/s/ PAUL S. HERENDEEN
Paul S. Herendeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
4.1
Indenture, dated as of March 8, 2019, by and among Bausch Health Companies Inc., the other guarantors party thereto, The Bank of New York Mellon, as trustee and the notes collateral agents party thereto, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019, which is incorporated by reference herein.

10.1
Amended and Restated Asset Purchase Agreement dated January 4, 2019 among Bausch Health Companies Inc., Bausch Health Ireland Limited, Synergy Pharmaceuticals Inc. and Synergy Advanced Pharmaceuticals Inc., originally filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on February 20, 2019, which is incorporated by reference herein.††

10.2*	Employment Agreement dated August 2, 2018 between Bausch Health Companies Inc. and Joseph F. Gordon.†
10.3*	Form of 2016 Stock Option Grant Agreement, under the 2014 Omnibus Incentive Plan.†
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
____________________________________
* Filed herewith.
† Management contract or compensation plan or arrangement.

††
One or more exhibits or schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We undertake to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.