Form 10-Q
period 2019-06-30
Bausch Health Companies Inc.
filed 2019-08-06
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-14956
Bausch Health Companies Inc.
(Exact name of registrant as specified in its charter)

British Columbia	,	Canada	98-0448205
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
2150 St. Elzéar Blvd. West, Laval, Québec, Canada H7L 4A8
(Address of Principal Executive Offices) (Zip Code)

(514) 744-6792
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value	BHC	New York Stock Exchange	,	Toronto Stock Exchange
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
Common shares, no par value — 352,267,545 shares outstanding as of August 1, 2019.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of June 30, 2019.
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

•
pricing decisions that we have implemented, or may in the future elect to implement, such as the Patient Access and Pricing Committee’s commitment that the average annual price increase for our branded prescription pharmaceutical products will be set at no greater than single digits, or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);

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

•
the uncertainties associated with the acquisition and launch of new products (such as our recently launched Bryhali™, Duobrii™ and Ocuvite® Eye Performance products), including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

•	our ability or inability to extend the profitable life of our products, including through line extensions and other life-cycle programs;

•	our ability to retain, motivate and recruit executives and other key employees;

•	our ability to implement effective succession planning for our executives and key employees;

•
factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including the success of recently launched products (such as Bryhali™ and Duobrii™), the ability to successfully implement and operate Dermatology.com, our new cash-pay prescription program for certain of our Ortho Dermatologics branded products, and the ability of such program to achieve the anticipated goals respecting patient access and fulfillment, the approval of pending and pipeline products (and the timing of such approvals), expected geographic expansion, changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;

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

•
our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, and limitations on the way we conduct business imposed by the covenants in our Restated Credit Agreement, indentures and the agreements governing our other indebtedness;

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

•	interest rate risks associated with our floating rate debt borrowings;

•	our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements, including the impact of our arrangements with Walgreens;

•	our ability to effectively promote our own products and those of our co-promotion partners, such as Doptelet® (Dova Pharmaceuticals, Inc.) and Lucemyra® (US WorldMeds, LLC);

•
the success of our fulfillment arrangements with Walgreens, including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, PBMs, third-party payors and governmental agencies), and the continued compliance of such arrangements with applicable laws;

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

v

•
declines in the pricing and sales volume of certain of our products or the products that we co-promote (such as Doptelet® and Lucemyra®) that are distributed or marketed by third parties, over which we have no or limited control;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$878	$721
Restricted cash	2	2
Trade receivables, net	1,829	1,865
Inventories, net	1,060	934
Prepaid expenses and other current assets	698	689
Total current assets	4,467	4,211
Property, plant and equipment, net	1,372	1,353
Intangible assets, net	11,196	12,001
Goodwill	13,160	13,142
Deferred tax assets, net	1,799	1,676
Other non-current assets	360	109
Total assets	$32,354	$32,492
Liabilities
Current liabilities:
Accounts payable	$527	$411
Accrued and other current liabilities	3,122	3,197
Current portion of long-term debt and other	56	228
Total current liabilities	3,705	3,836
Acquisition-related contingent consideration	271	298
Non-current portion of long-term debt	24,023	24,077
Deferred tax liabilities, net	884	885
Other non-current liabilities	783	581
Total liabilities	29,666	29,677
Commitments and contingencies (Note 19)
Equity
Common shares, no par value, unlimited shares authorized, 352,248,896 and 349,871,102 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	10,165	10,121
Additional paid-in capital	384	413
Accumulated deficit	(5,887)	(5,664)
Accumulated other comprehensive loss	(2,061)	(2,137)
Total Bausch Health Companies Inc. shareholders’ equity	2,601	2,733
Noncontrolling interest	87	82
Total equity	2,688	2,815
Total liabilities and equity	$32,354	$32,492
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Product sales	$2,122	$2,100	$4,111	$4,065
Other revenues	30	28	57	58
	2,152	2,128	4,168	4,123
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	580	584	1,104	1,144
Cost of other revenues	14	10	27	23
Selling, general and administrative	651	642	1,238	1,233
Research and development	117	94	234	186
Amortization of intangible assets	488	741	977	1,484
Goodwill impairments	—	—	—	2,213
Asset impairments	13	301	16	345
Restructuring and integration costs	4	7	24	13
Acquisition-related contingent consideration	20	(6)	(1)	(4)
Other expense, net	8	—	5	12
	1,895	2,373	3,624	6,649
Operating income (loss)	257	(245)	544	(2,526)
Interest income	3	3	7	6
Interest expense	(409)	(435)	(815)	(851)
Loss on extinguishment of debt	(33)	(48)	(40)	(75)
Foreign exchange and other	3	(9)	3	18
Loss before benefit from (provision for) income taxes	(179)	(734)	(301)	(3,428)
Benefit from (provision for) income taxes	9	(138)	83	(23)
Net loss	(170)	(872)	(218)	(3,451)
Net income attributable to noncontrolling interest	(1)	(1)	(5)	(3)
Net loss attributable to Bausch Health Companies Inc.	$(171)	$(873)	$(223)	$(3,454)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.:	$(0.49)	$(2.49)	$(0.63)	$(9.84)

Basic and diluted weighted-average common shares	352.1	351.3	351.7	351.0
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(170)	$(872)	$(218)	$(3,451)
Other comprehensive income
Foreign currency translation adjustment	56	(218)	77	(172)
Pension and postretirement benefit plan adjustments, net of income taxes	(1)	(1)	(1)	(1)
Other comprehensive income	55	(219)	76	(173)
Comprehensive loss	(115)	(1,091)	(142)	(3,624)
Comprehensive (income) loss attributable to noncontrolling interest	(1)	2	(5)	(2)
Comprehensive loss attributable to Bausch Health Companies Inc.	$(116)	$(1,089)	$(147)	$(3,626)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders' Equity
	Common Shares				Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity

	Three Months Ended June 30, 2019
Balances, April 1, 2019	351.9	$10,151	$374	$(5,716)	$(2,116)	$2,693	$86	$2,779
Common shares issued under share-based compensation plans	0.3	14	(12)	—	—	2	—	2
Share-based compensation	—	—	27	—	—	27	—	27
Employee withholding taxes related to share-based awards	—	—	(5)	—	—	(5)	—	(5)
Net (loss) income	—	—	—	(171)	—	(171)	1	(170)
Other comprehensive income	—	—	—	—	55	55	—	55
Balances, June 30, 2019	352.2	$10,165	$384	$(5,887)	$(2,061)	$2,601	$87	$2,688

	Three Months Ended June 30, 2018
Balances, April 1, 2018	349.2	$10,103	$382	$(4,097)	$(1,852)	$4,536	$99	$4,635
Common shares issued under share-based compensation plans	0.4	11	(10)	—	—	1	—	1
Share-based compensation	—	—	22	—	—	22	—	22
Employee withholding taxes related to share-based awards	—	—	(3)	—	—	(3)	—	(3)
Noncontrolling interest distributions	—	—	—	—	—	—	(6)	(6)
Net (loss) income	—	—	—	(873)	—	(873)	1	(872)
Other comprehensive income	—	—	—	—	(216)	(216)	(3)	(219)
Balances, June 30, 2018	349.6	$10,114	$391	$(4,970)	$(2,068)	$3,467	$91	$3,558

	Six Months Ended June 30, 2019
Balances, January 1, 2019	349.9	$10,121	$413	$(5,664)	$(2,137)	$2,733	$82	$2,815
Common shares issued under share-based compensation plans	2.3	44	(41)	—	—	3	—	3
Share-based compensation	—	—	51	—	—	51	—	51
Employee withholding taxes related to share-based awards	—	—	(39)	—	—	(39)	—	(39)
Net (loss) income	—	—	—	(223)	—	(223)	5	(218)
Other comprehensive income	—	—	—	—	76	76	—	76
Balances, June 30, 2019	352.2	$10,165	$384	$(5,887)	$(2,061)	$2,601	$87	$2,688

	Six Months Ended June 30, 2018
Balances, January 1, 2018	348.7	$10,090	$380	$(2,725)	$(1,896)	$5,849	$95	$5,944
Effect of application of new accounting standard: Income taxes	—	—	—	1,209	—	1,209	—	1,209
Common shares issued under share-based compensation plans	0.9	24	(23)	—	—	1	—	1
Share-based compensation	—	—	43	—	—	43	—	43
Employee withholding taxes related to share-based awards	—	—	(9)	—	—	(9)	—	(9)
Noncontrolling interest distributions	—	—	—	—	—	—	(6)	(6)
Net (loss) income	—	—	—	(3,454)	—	(3,454)	3	(3,451)
Other comprehensive income	—	—	—	—	(172)	(172)	(1)	(173)
Balances, June 30, 2018	349.6	$10,114	$391	$(4,970)	$(2,068)	$3,467	$91	$3,558
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(218)	$(3,451)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	1,063	1,570
Amortization and write-off of debt premiums, discounts and issuance costs	32	44
Asset impairments	16	345
Acquisition-related contingent consideration	(1)	(4)
Allowances for losses on trade receivable and inventories	27	33
Deferred income taxes	(141)	(42)
Gain on sale of assets	(9)	—
Additions to accrued legal settlements	3	10
Payments of accrued legal settlements	(1)	(220)
Goodwill impairments	—	2,213
Share-based compensation	51	43
Foreign exchange gain	(2)	(15)
Loss on extinguishment of debt	40	75
Payments of contingent consideration adjustments, including accretion	(1)	(2)
Other	16	(2)
Changes in operating assets and liabilities:
Trade receivables	56	128
Inventories	(121)	(12)
Prepaid expenses and other current assets	1	(76)
Accounts payable, accrued and other liabilities	(59)	23
Net cash provided by operating activities	752	660

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(180)	5
Payments for intangible and other assets	(1)	(75)
Purchases of property, plant and equipment	(109)	(63)
Purchases of marketable securities	(5)	(4)
Proceeds from sale of marketable securities	1	4
Proceeds from sale of assets and businesses, net of costs to sell	33	(6)
Net cash used in investing activities	(261)	(139)

Cash Flows From Financing Activities
Net proceeds from the issuances of long-term debt	3,243	7,474
Repayments of long-term debt	(3,503)	(7,836)
Proceeds from the issuances of short-term debt	12	—
Repayments of short-term debt	(8)	(1)
Payments of employee withholding taxes related to share-based awards	(39)	(8)
Payments of acquisition-related contingent consideration	(20)	(18)
Payments of financing costs	(26)	(59)
Payments of deferred consideration	—	(18)
Other	3	1
Net cash used in financing activities	(338)	(465)
Effect of exchange rate changes on cash and cash equivalents	4	(15)
Net increase in cash and cash equivalents and restricted cash	157	41
Cash and cash equivalents and restricted cash, beginning of period	723	797
Cash and cash equivalents and restricted cash, end of period	$880	$838

Cash and cash equivalents	$878	$838
Restricted cash, current	2	—
Cash and cash equivalents and restricted cash, end of period	$880	$838
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
Basis of Presentation and Use of Estimates
The accompanying unaudited Consolidated Financial Statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these notes to the unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC and the CSA on February 20, 2019. The unaudited Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited Consolidated Financial Statements for the year ended December 31, 2018, except for the new accounting guidance adopted during the period. The unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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
The Company adopted the new standard effective January 1, 2019, using the modified retrospective approach. Upon adoption, the Company elected the available practical expedients, including: (i) the package of practical expedients as defined in the accounting guidance, which among other things, allowed the carry forward of historical lease classifications, (ii) the election to use hindsight in determining the lease terms for all leases, (iii) the transition method, which does not require the restatement of prior periods, (iv) the election to aggregate lease components with non-lease components and account for these payments as a single lease component and (v) the short-term lease exemption, which does not require recognition on the balance sheet for leases with an initial term of 12 months or less. The Company has updated its systems, processes and controls to track, record and account for its lease portfolio, including implementation of a third-party software tool to assist in complying with the new standard. Upon adoption of the new standard, the Company recognized a right-of-use asset and a corresponding lease liability of $302 million. In addition, approximately $20 million of restructuring liabilities associated with facility closures and deferred rents, included in Other non-current liabilities as of December 31, 2018, were reclassified to reduce right-of-use assets. The adoption of the standard did not have a material impact on the Consolidated Statements of Operations, Comprehensive Loss, Equity and Cash Flows for any of the periods presented. See Note 12, "LEASES" for additional details and application of this standard.
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
Recently Issued Accounting Standards, Not Adopted as of June 30, 2019
In June 2016, the FASB issued guidance on the impairment of financial instruments requiring an impairment model based on expected losses rather than incurred losses. Under this guidance, an entity recognizes as an allowance its estimate of expected credit losses. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those annual periods. In May 2019, the FASB issued an update allowing a targeted transition relief for the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations and cash flows.
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
Product Sales Provisions
As is customary in the pharmaceutical industry, gross product sales are subject to a variety of deductions in arriving at reported net product sales.  The transaction price for product sales is typically adjusted for variable consideration, which may be in the form of cash discounts, allowances, returns, rebates, chargebacks and distribution fees paid to customers. Provisions for variable consideration are established to reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.
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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30, 2019
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2019	$175	$813	$1,024	$209	$163	$2,384
Acquisition of Synergy	—	3	12	—	1	16
Current period provisions	406	78	1,100	930	98	2,612
Payments and credits	(408)	(120)	(1,125)	(979)	(119)	(2,751)
Reserve balances, June 30, 2019	$173	$774	$1,011	$160	$143	$2,261

Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $30 million and $26 million as of June 30, 2019 and January 1, 2019, respectively, which are reflected as a reduction of Trade receivables, net in the Consolidated Balance Sheets. There were no price appreciation credits for the six months ended June 30, 2019.

	Six Months Ended June 30, 2018
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2018	$167	$863	$1,094	$274	$148	$2,546
Current period provisions	406	163	1,330	947	116	2,962
Payments and credits	(409)	(185)	(1,287)	(971)	(120)	(2,972)
Reserve balances, June 30, 2018	$164	$841	$1,137	$250	$144	$2,536

Included as a reduction of current period provisions for Distribution Fees in the table above are price appreciation credits of $15 million for the six months ended June 30, 2018.
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

(in millions)
Accounts receivable	$7
Inventories	24
Prepaid expenses and other current assets	5
Product brand intangible assets (estimated useful life - 7 years)	159
Accounts payable	(1)
Accrued expenses	(17)
Total identifiable net assets	177
Goodwill	3
Total fair value of consideration transferred	$180

Due to the timing of the acquisition, the following are provisional and are subject to change:

•	amounts for intangible assets, property and equipment, inventories, receivables and other working capital adjustments pending finalization of the valuation;

•	amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction; and

•	amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.
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
Revenue and Operating Results
Revenues associated with the acquired assets of Synergy during the period March 6, 2019 through June 30, 2019 were $23 million. Operating results associated with the acquired assets of Synergy during the period March 6, 2019 through June 30, 2019 and pro-forma revenues and operating results for the six months ended June 30, 2019 and 2018 were not material. Included in Other expense, net during the six months ended June 30, 2019 are acquisition-related costs of $8 million directly related to the acquisition of certain assets of Synergy, which includes expenditures for advisory, legal, valuation, accounting and other similar services.

5.	RESTRUCTURING AND INTEGRATION COSTS
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. The expenses associated with the implementation of these cost savings programs include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. The remaining liability associated with restructuring and integration costs as of June 30, 2019 was $27 million.

During the six months ended June 30, 2019, the Company incurred $24 million of restructuring and integration costs. These costs included: (i) $11 million of severance and other costs associated with the acquisition of certain assets of Synergy, which were not essential to complete, close and report the acquisition, (ii) $6 million of other severance costs, (iii) $6 million of facility closure costs and (iv) $1 million of other costs. The Company made payments of $24 million for the six months ended June 30, 2019.
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
The following table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019				December 31, 2018
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$258	$206	$52	$—	$197	$166	$31	$—
Restricted cash	$2	$2	$—	$—	$2	$2	$—	$—
Liabilities:
Acquisition-related contingent consideration	$318	$—	$—	$318	$339	$—	$—	$339

Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
There were no transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2019.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. At June 30, 2019, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 5% to 25%.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2019 and 2018:

(in millions)	2019		2018
Balance, beginning of period		$339		$387
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$11		$12
Fair value adjustments due to changes in estimates of other future payments	(12)		(16)
Acquisition-related contingent consideration		(1)		(4)
Foreign currency translation adjustment included in other comprehensive loss		—		1
Payments		(20)		(20)
Balance, end of period		318		364
Current portion included in Accrued and other current liabilities		47		54
Non-current portion		$271		$310

Included in Fair value adjustments due to changes in estimates of other future payments in the table above for the three and six months ended June 30, 2019, is an $8 million fair value adjustment related to an acquisition which occurred in 2011.
Fair Value of Long-term Debt
The fair value of long-term debt as of June 30, 2019 and December 31, 2018 was $25,275 million and $23,357 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.	INVENTORIES
Inventories, net of allowances for obsolescence consist of:

(in millions)	June 30, 2019	December 31, 2018
Raw materials	$307	$275
Work in process	145	95
Finished goods	608	564
	$1,060	$934

8.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	June 30, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$21,109	$(12,815)	$8,294	$20,891	$(11,958)	$8,933
Corporate brands	930	(301)	629	926	(263)	663
Product rights/patents	3,297	(2,769)	528	3,292	(2,658)	634
Partner relationships	169	(167)	2	168	(166)	2
Technology and other	209	(182)	27	208	(173)	35
Total finite-lived intangible assets	25,714	(16,234)	9,480	25,485	(15,218)	10,267
Acquired IPR&D not in service	18	—	18	36	—	36
Bausch + Lomb Trademark	1,698	—	1,698	1,698	—	1,698
	$27,430	$(16,234)	$11,196	$27,219	$(15,218)	$12,001

Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.
Asset impairments for the six months ended June 30, 2019 include impairments of: (i) $13 million reflecting decreases in forecasted sales of a certain product line due to generic competition and (ii) $3 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses.
Asset impairments for the six months ended June 30, 2018 include: (i) impairments of $323 million reflecting decreases in forecasted sales for the Uceris® Tablet product and other product lines due to generic competition, (ii) impairments of $17 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and revisions to forecasted sales and (iii) impairments of $5 million related to assets being classified as held for sale.
Periodically, the Company’s products face the expiration of their patent or regulatory exclusivity. The Company anticipates that product sales for such products would decrease shortly following a loss of exclusivity, due to the possible entry of a generic competitor. Where the Company has the rights, it may elect to launch an authorized generic of such product (either as the Company’s own branded generic or through a third-party). This may occur prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product could still be significant, and the effect on future revenues could be material.
As a result of the launch of a generic competitor in July 2018, the Company revised its near and long-term financial projections of the Uceris® Tablet related intangible assets. As of June 30, 2018, the carrying value of the Uceris® Tablet related intangible assets exceeded the undiscounted expected cash flows from the Uceris® Tablet. As a result, the Company recognized an impairment of $263 million to reduce the carrying value of the Uceris® Tablet related intangible assets to their estimated fair value. As of June 30, 2019, the remaining carrying value of the Uceris® Tablet related intangible assets was $93 million. Prior to its launch, the Company initiated infringement proceedings against this generic competitor.  The Company continues to believe that its Uceris® Tablet-related patents are enforceable and is proceeding in the ongoing litigation between the Company and the generic competitor, however the ultimate outcome of the matter is not predictable.
Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions. In review of the Company’s finite-lived intangible assets, management revised the estimated useful lives of certain intangible assets in 2018.

Effective September 12, 2018, the Company changed the estimated useful life of its Xifaxan®-related intangible assets due to the positive impact of the agreement between the Company and Actavis Laboratories FL, Inc. ("Actavis") resolving the intellectual property litigation regarding Xifaxan® tablets, 550 mg. As discussed in further detail in Note 20, "LEGAL PROCEEDINGS" to the Company's Annual Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2018, the parties agreed to dismiss all litigation related to Xifaxan® tablets, 550 mg and all intellectual property protecting Xifaxan® will remain intact and enforceable. As a result, the useful life of the Xifaxan®-related intangible assets was extended from 2024 to January 1, 2028. As this change in the estimated useful life is a change in an accounting estimate, amortization expense is impacted prospectively. The change in the estimated useful life of the Xifaxan®-related intangible assets resulted in a decrease to the Net loss attributable to Bausch Health Companies Inc. of $235 million, and a decrease to the Basic and Diluted Loss per share attributable to Bausch Health Companies Inc. of $0.67 for the six months ended June 30, 2019. As of June 30, 2019, the net carrying value of the Xifaxan®-related intangible assets was $4,579 million.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2019 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2019	2020	2021	2022	2023	2024	Thereafter	Total
Amortization	$924	$1,641	$1,392	$1,239	$1,089	$955	$2,240	$9,480
Goodwill
The changes in the carrying amounts of goodwill during the six months ended June 30, 2019 and the year ended December 31, 2018 were as follows:

(in millions)	Bausch + Lomb/ International	Branded Rx	U.S. Diversified Products	Salix	Ortho Dermatologics	Diversified Products	Total
Balance, January 1, 2018	$6,016	$6,631	$2,946	$—	$—	$—	$15,593
Impairment of the Salix and Ortho Dermatologics reporting units	—	(2,213)	—	—	—	—	(2,213)
Realignment of Global Solta reporting unit goodwill	(82)	115	(33)	—	—	—	—
Goodwill reclassified to assets held for sale and subsequently disposed	(2)	—	—	—	—	—	(2)
Realignment of segment goodwill	—	(4,533)	(2,913)	3,156	1,267	3,023	—
Impairment of the Dentistry reporting unit	—	—	—	—	—	(109)	(109)
Foreign exchange and other	(127)	—	—	—	—	—	(127)
Balance, December 31, 2018	5,805	—	—	3,156	1,267	2,914	13,142
Acquisition of certain assets of Synergy	—	—	—	3	—	—	3
Foreign exchange and other	15	—	—	—	—	—	15
Balance, June 30, 2019	$5,820	$—	$—	$3,159	$1,267	$2,914	$13,160

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
As of October 1, 2017, the date of the 2017 annual goodwill impairment test, the fair value of the Ortho Dermatologics reporting unit exceeded its carrying value. However, at January 1, 2018, unforeseen changes in the business dynamics of the Ortho Dermatologics reporting unit, such as: (i) changes in the dermatology sector, (ii) increased pricing pressures from third-party payors, (iii) additional risks to the exclusivity of certain products and (iv) an expected longer launch cycle for a new product, were factors that negatively impacted the reporting unit's operating results beyond management's expectations as of October 1, 2017, when the Company performed its 2017 annual goodwill impairment test. In response to these adverse business indicators, as of January 1, 2018, the Company reduced its near and long term financial projections for the Ortho Dermatologics reporting unit. As a result of the reductions in the near and long term financial projections, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at January 1, 2018 and the Company recognized a goodwill impairment of $243 million.
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
2019 Interim Goodwill Impairment Assessment
No events occurred or circumstances changed during the period October 1, 2018 (the date goodwill was last tested for impairment) through June 30, 2019 that would indicate that the fair value of any reporting unit might be below its carrying value. Based on the results of the October 1, 2018 annual goodwill impairment test, the Company continues to perform qualitative interim assessments of the carrying value and fair value of the Ortho Dermatologics reporting unit on a quarterly basis to determine if impairment testing of goodwill will be warranted. As part of the qualitative assessment as of June 30, 2019, management compared the reporting unit’s operating results to the forecast used to test the goodwill of the Ortho Dermatologics reporting unit as of October 1, 2018. Based on the qualitative assessment, management believed that the carrying value of Ortho Dermatologics reporting unit did not exceed its fair value and, therefore, concluded a quantitative assessment was not required at June 30, 2019.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and those charges can be material.
Accumulated goodwill impairment charges through June 30, 2019 were $3,711 million.

9.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	June 30, 2019	December 31, 2018
Product rebates	$981	$998
Product returns	774	813
Interest	284	273
Employee compensation and benefit costs	241	301
Income taxes payable	150	167
Other	692	645
	$3,122	$3,197

10.	FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		June 30, 2019		December 31, 2018
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2023 Revolving Credit Facility	June 2023	$150	$150	$75	$75
June 2025 Term Loan B Facility	June 2025	4,141	4,029	4,394	4,269
November 2025 Term Loan B Facility	November 2025	1,406	1,384	1,481	1,456
Senior Secured Notes:
6.50% Secured Notes	March 2022	1,250	1,240	1,250	1,239
7.00% Secured Notes	March 2024	2,000	1,981	2,000	1,979
5.50% Secured Notes	November 2025	1,750	1,732	1,750	1,730
5.75% Secured Notes	August 2027	500	493	—	—
Senior Unsecured Notes:
5.625%	December 2021	—	—	700	697
5.50%	March 2023	402	400	1,000	995
5.875%	May 2023	1,548	1,539	3,250	3,229
4.50% euro-denominated debt	May 2023	1,706	1,696	1,720	1,709
6.125%	April 2025	3,250	3,228	3,250	3,226
9.00%	December 2025	1,500	1,471	1,500	1,469
9.25%	April 2026	1,500	1,483	1,500	1,482
8.50%	January 2027	1,750	1,757	750	738
7.00%	January 2028	750	740	—	—
7.25%	May 2029	750	740	—	—
Other	Various	16	16	12	12
Total long-term debt and other		$24,369	24,079	$24,632	24,305
Less: Current portion of long-term debt and other			56		228
Non-current portion of long-term debt			$24,023		$24,077

Covenant Compliance
The Senior Secured Credit Facilities (as defined below) and the indentures governing the Senior Secured Notes and Senior Unsecured Notes contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The 2023 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
As of June 30, 2019, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.

The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenant and may take other actions to reduce its debt levels to align with the Company’s long term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate.
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Third Amended Credit Agreement”) with a syndicate of financial institutions and investors, as lenders. As of January 1, 2018, the Third Amended Credit Agreement, as amended, provided for: (i) $1,500 million of revolving credit facilities, which included a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans and (ii) a series of tranche B term loans maturing on April 1, 2022 (the "Series F Tranche B Term Loan Facility").
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
In connection with the Restated Credit Agreement, the Company incurred a loss on extinguishment of debt of $48 million. Certain payments made to the lenders and third parties of $74 million associated with the Restated Credit Agreement were capitalized and are being amortized as interest expense over the remaining terms of the debt. Third-party expenses of $4 million were expensed as Interest expense.
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
In connection with the repayment of the July 2021 Unsecured Notes, the Company incurred a loss on extinguishment of debt of $43 million. Certain payments made to the lenders and third parties of $25 million associated with the issuance of the November 2025 Term Loan B Facility were capitalized and are being amortized as interest expense over the remaining term of the November 2025 Term Loan B Facility.
As of June 30, 2019, the Company had $150 million of outstanding borrowings, $169 million of issued and outstanding letters of credit and remaining availability of $906 million under its 2023 Revolving Credit Facility.

Current Description of Senior Secured Credit Facilities
Borrowings under the Senior Secured Credit Facilities in U.S. dollars bear interest at a rate per annum equal to, at the Company's option, either: (i) a base rate determined by reference to the highest of: (a) the prime rate (as defined in the Restated Credit Agreement), (b) the federal funds effective rate plus 1/2 of 1.00% and (c) the eurocurrency rate (as defined in the Restated Credit Agreement) for a period of one month plus 1.00% (or if such eurocurrency rate shall not be ascertainable, 1.00%) or (ii) a eurocurrency rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (provided however, that the eurocurrency rate shall at no time be less than 0.00% per annum), in each case plus an applicable margin.
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
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings. As of June 30, 2019, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 5.41% and 5.16% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2019, the remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $1,530 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of June 30, 2019, the stated rate of interest on the 2023 Revolving Credit Facility was 5.42% per annum. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
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
5.75% Senior Secured Notes due 2027 - March 2019 Refinancing Transactions
On March 8, 2019, BHA and the Company issued: (i) $1,000 million aggregate principal amount of January 2027 Unsecured Notes and (ii) $500 million aggregate principal amount of 5.75% Senior Secured Notes due August 2027 (the "August 2027 Secured Notes"), respectively, in a private placement, a portion of the net proceeds of which, and cash on hand, were used to: (i) repurchase $584 million of 5.875% Senior Unsecured Notes due 2023 (the "May 2023 Unsecured Notes"), (ii) repurchase $518 million of 5.625% Senior Unsecured Notes due 2021 (the “December 2021 Unsecured Notes”), (iii) repurchase $216 million of 5.50% Senior Unsecured Notes due 2023 (the "March 2023 Unsecured Notes”) and (iv) pay all fees and expenses associated with these transactions (collectively, the “March 2019 Refinancing Transactions”). During April 2019, the Company redeemed $182 million of the December 2021 Unsecured Notes, representing the remaining outstanding principal balance of the December 2021 Unsecured Notes and completing the refinancing of $1,500 million of debt in connection with the March 2019 Refinancing Transactions. The March 2019 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $8 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. Interest on the August 2027 Secured Notes is payable semi-annually in arrears on each February 15 and August 15.
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
7.00% Senior Unsecured Notes due 2028 and 7.25% Senior Unsecured Notes due 2029 - May 2019 Refinancing Transactions
On May 23, 2019, the Company issued: (i) $750 million aggregate principal amount of 7.00% Senior Unsecured Notes due January 2028 (the "January 2028 Unsecured Notes") and (ii) $750 million aggregate principal amount of 7.25% Senior Unsecured Notes due May 2029 (the "May 2029 Unsecured Notes"), respectively, in a private placement, the net proceeds of which, and cash on hand, were used to: (i) repurchase $1,118 million of May 2023 Unsecured Notes, (ii) repurchase $382 million of March 2023 Unsecured Notes and (iii) pay all fees and expenses associated with these transactions (collectively, the “May 2019 Refinancing Transactions”). The May 2019 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $32 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. Interest on the January 2028 Unsecured Notes is payable semi-annually in arrears on each January 15 and July 15. Interest on the May 2029 Unsecured Notes is payable semi-annually in arrears on each May 30 and November 30.
The January 2028 Unsecured Notes and the May 2029 Unsecured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2023 and May 30, 2024, respectively, at the redemption prices set forth in the respective indenture. The Company may redeem some or all of the January 2028 Unsecured Notes or the May 2029 Unsecured Notes prior to January 15, 2023 and May 30, 2024, respectively, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to July 15, 2022, and May 30, 2022, the Company may redeem up to 40% of the aggregate principal amount of the January 2028 Unsecured Notes or the May 2029 Unsecured Notes, respectively, using the proceeds of certain equity offerings at the redemption price set forth in the respective indenture.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company's outstanding debt obligations as of June 30, 2019 and December 31, 2018 was 6.44% and 6.23%, respectively.

Maturities and Mandatory Payments
Maturities and mandatory payments of debt obligations for the remainder of 2019, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2019	$4
2020	203
2021	303
2022	1,553
2023	4,109
2024	2,303
Thereafter	15,894
Total debt obligations	24,369
Unamortized premiums, discounts and issuance costs	(290)
Total long-term debt and other	$24,079

On August 1, 2019, the Company repaid $100 million of long-term debt, which included: (i) $81 million of the June 2025 Term Loan B Facility and (ii) $19 million of the November 2025 Term Loan B Facility. These transactions are not reflected in the table above and are therefore included as due during 2020.

11.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries. Net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the six months ended June 30, 2019 and 2018 consists of:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2019	2018	2019	2018	2019	2018
Service cost	$1	$1	$1	$1	$—	$—
Interest cost	4	3	3	3	—	—
Expected return on plan assets	(6)	(7)	(3)	(3)	—	—
Amortization of prior service credit	—	—	—	—	(1)	(1)
Net periodic (benefit) cost	$(1)	$(3)	$1	$1	$(1)	$(1)

12.	LEASES
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
All leases must be classified as either an operating lease or finance lease. The classification is determined based on whether substantive control has been transferred to the lessee. The classification governs the pattern of lease expense recognition. For leases classified as operating leases, total lease expense over the term of the lease is equal to the undiscounted payments due in accordance with the lease arrangement. Fixed lease expense is recognized periodically on a straight-line basis over the term of each lease and includes: (i) imputed interest during the period on the lease liability determined using the effective interest rate method plus (ii) amortization of the right-of-use asset for that period. Amortization of the right-of-use asset during the period is calculated as the difference between the straight-line expense and the imputed interest on the lease liability for that period. Variable lease expense is recognized when the achievement of the specific target is considered probable. As of June 30, 2019, the Company's finance leases were not material.
Right-of-use assets and lease liabilities associated with the Company's operating leases are included in the Consolidated Balance Sheet as of June 30, 2019 as follows:

(in millions)
Right-of-use assets included in:
Other non-current assets	$263
Lease liabilities included in:
Accrued and other current liabilities	$47
Other non-current liabilities	235
Total lease liabilities	$282

Sub-lease income is not material. Lease expense includes:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs	$16	$32
Variable operating lease costs	$5	$9
Short-term lease expense	$1	$1

Other information related to operating leases for the six months ended June 30, 2019 is as follows:

(dollars in millions)
Cash paid from operating cash flows for amounts included in the measurement of lease liabilities	$39
Right-of-use assets obtained in exchange for new operating lease liabilities	$11
Weighted-average remaining lease term	8.5 years
Weighted-average discount rate	6.2%

Right-of-use assets obtained in exchange for new operating lease liabilities during the six months ended June 30, 2019 of $11 million in the table above does not include $282 million of right-of-use assets recognized upon adoption of the new standard for accounting for leases on January 1, 2019. See Note 2, "SIGNIFICANT ACCOUNTING POLICIES" for further detail regarding the impact of adoption.

As of June 30, 2019, future payments under noncancelable operating leases for the remainder of 2019, each of the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2019	$33
2020	59
2021	45
2022	38
2023	33
2024	28
Thereafter	137
Total	373
Less: Imputed interest	91
Present value of remaining lease payments	282
Less: Current portion	47
Non-current portion	$235

Upon adopting the new lease guidance, the Company elected the modified retrospective approach without revising prior periods. Accordingly, the Company is providing the following table of future payments under noncancelable operating leases as of December 31, 2018, for each of the five succeeding years ending December 31 and thereafter as previously disclosed under prior accounting guidance:

(in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Future payments	$78	$60	$44	$39	$32	$166	$419

13.	SHARE-BASED COMPENSATION
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
Effective April 30, 2018, the Company amended and restated the 2014 Plan (the “Amended and Restated 2014 Plan”). The Amended and Restated 2014 Plan included the following amendments: (i) the number of common shares authorized for issuance under the Amended and Restated 2014 Plan was increased by an additional 11,900,000 common shares, as approved by the requisite number of shareholders at the Company’s annual general meeting held on April 30, 2018, (ii) introduction of a $750,000 aggregate fair market value limit on awards (in either equity, cash or other compensation) that can be granted in any calendar year to a participant who is a non-employee director, (iii) housekeeping changes to address changes to Section 162(m) of the Internal Revenue Code, (iv) awards were made expressly subject to the Company’s clawback policy and (v) awards not assumed or substituted in connection with a Change of Control (as defined in the Amended and Restated 2014 Plan) will only vest on a pro rata basis.
Approximately 9,754,000 common shares were available for future grants as of June 30, 2019. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
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

The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Stock options	$6	$6	$12	$11
RSUs	21	16	39	32
	$27	$22	$51	$43

Research and development expenses	$3	$2	$5	$4
Selling, general and administrative expenses	24	20	46	39
	$27	$22	$51	$43

Share-based awards granted consist of:

	Six Months Ended June 30,
	2019	2018
Stock options
Granted	1,725,000	2,076,000
Weighted-average exercise price	$23.16	$15.35
Weighted-average grant date fair value	$8.46	$7.82

Time-based RSUs
Granted	2,667,000	2,726,000
Weighted-average grant date fair value	$24.06	$17.07

TSR performance-based RSUs
Granted	454,000	469,000
Weighted-average grant date fair value	$34.53	$29.35

ROTC performance-based RSUs
Granted	505,000	409,000
Weighted-average grant date fair value	$25.03	$18.80

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
As of June 30, 2019, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $142 million, which will be amortized over a weighted-average period of 2.07 years.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	June 30, 2019	December 31, 2018
Foreign currency translation adjustments	$(2,034)	$(2,111)
Pension and postretirement benefit plan adjustments, net of tax	(27)	(26)
	$(2,061)	$(2,137)

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
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Product related research and development	$108	$84	$215	$167
Quality assurance	9	10	19	19
	$117	$94	$234	$186

16.	OTHER EXPENSE, NET
Other expense, net consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net loss (gain) on sale of assets	$1	$—	$(9)	$—
Acquisition-related costs	—	1	8	1
Litigation and other matters	1	(1)	3	10
Other, net	6	—	3	1
	$8	$—	$5	$12

Included in Other, net in the table above for the three and six months ended June 30, 2019, is $8 million of in-process research and development costs associated with the upfront payment to enter into an exclusive licensing agreement.

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
Benefit from income taxes for the six months ended June 30, 2019 was $83 million and included: (i) $52 million of net income tax benefit for discrete items, which includes: (a) a $32 million tax benefit recognized upon a ruling from the Polish tax authorities confirming the deductibility of royalty payments by an affiliate, (b) $23 million in tax benefits associated with the filing of certain tax returns and (c) $4 million of net tax charges related to other changes in uncertain tax positions and (ii) $31 million of income tax benefit for the Company's ordinary loss during the six months ended June 30, 2019.
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
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made except that, as a result of the 2018 adoption of guidance regarding intra-entity transfers, any change in valuation allowance surrounding the adoption of the intra-entity transfer resulting from this adoption was recorded within equity. The valuation allowance against deferred tax assets was $3,058 million and $2,913 million as of June 30, 2019 and December 31, 2018, respectively. The increase was primarily due to continued losses in Canada. The Company will continue to assess the need for a valuation allowance on a go-forward basis.
As of June 30, 2019 and December 31, 2018, the Company had $642 million and $654 million of unrecognized tax benefits, which included $45 million and $42 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of June 30, 2019, $334 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that unrecognized tax benefits resolved within the next 12 months will not be material.
The Company continues to be under examination by the Canada Revenue Agency. The Company’s position as of June 30, 2019 with regard to proposed audit adjustments has not changed and the proposed adjustments continue to result primarily in a loss of tax attributes that are subject to a full valuation allowance.
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

18.	LOSS PER SHARE
Loss per share attributable to Bausch Health Companies Inc. were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Net loss attributable to Bausch Health Companies Inc.	$(171)	$(873)	$(223)	$(3,454)

Basic and diluted weighted-average common shares outstanding	352.1	351.3	351.7	351.0

Basic and diluted loss per share attributable to Bausch Health Companies Inc.:	$(0.49)	$(2.49)	$(0.63)	$(9.84)

During the three and six months ended June 30, 2019 and 2018, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 4,395,000 and 3,245,000 common shares for the three months ended June 30, 2019 and 2018, respectively, and approximately 4,657,000 and 2,865,000 common shares for the six months ended June 30, 2019 and 2018, respectively.
During the three and six months ended June 30, 2019, time-based RSUs, performance-based RSUs and stock options to purchase approximately 4,855,000 common shares were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and six months ended June 30, 2018, time-based RSUs, performance-based RSUs and stock options to purchase approximately 5,369,000 and 6,286,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of June 30, 2019, the Company's Consolidated Balance Sheet includes accrued current loss contingencies of $12 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
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
AMF Investigation
On April 12, 2016, the Company received a request letter from the Autorité des marchés financiers (the “AMF”) requesting documents concerning the work of the Company’s ad hoc committee of independent directors (established to review certain allegations regarding the Company’s former relationship with Philidor and related matters), the Company’s former relationship with Philidor, the Company's accounting practices and policies and other matters. The Company is cooperating with the AMF in this matter. In July 2018, the Company was advised by the AMF that it had issued a formal investigation order against it. The Company cannot predict whether any enforcement action against the Company will result from such investigation.
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
On May 31, 2016, the Court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 3:15-cv-07658. On June 24, 2016, the lead plaintiff filed a consolidated complaint asserting claims under Sections 10(b) and 20(a) of the Exchange Act against the Company, and certain current or former officers and directors, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain current or former officers and directors, and certain other parties. The lead plaintiff seeks to bring these claims on behalf of a putative class of persons who purchased the Company’s equity securities and senior notes in the United States between January 4, 2013 and March 15, 2016, including all those who purchased the Company’s securities in the United States in the Company’s debt and stock offerings between July 2013 to March 2015. On September 13, 2016, the Company and the other defendants moved to dismiss the consolidated complaint. On April 28, 2017, the Court dismissed certain claims arising out of the Company's private placement offerings and otherwise denied the motions to dismiss. On September 20, 2018, lead plaintiff filed an amended complaint, adding claims against ValueAct Capital Management L.P. and affiliated entities. On October 31, 2018, ValueAct filed a motion to dismiss. On June 30, 2019, the Court denied the motion to dismiss.
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
In addition to the consolidated putative class action, as previously reported in the Company’s Form 10-K, thirty-one groups of individual investors in the Company’s stock and debt securities have chosen to opt out of the consolidated putative class action and filed securities actions pending in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These individual shareholder actions assert claims under Sections 10(b), 18, and 20(a) of the Exchange Act, Sections 11, 12(a)(2), and 15 of the Securities Act, common law fraud, and negligent misrepresentation under state law, based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. Some plaintiffs additionally assert claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act. The allegations in the complaints are similar to those made by plaintiffs in the putative class action. Motions to dismiss have been filed in many of these individual actions. To date, the Court has dismissed state law claims including New Jersey Racketeer Influenced and Corrupt Organizations Act, common law fraud, and negligent misrepresentation claims in certain cases. On January 7, 2019, the Court entered a stipulation of voluntary dismissal in the Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) opt-out action, closing the case. On May 31, 2019, the Court dismissed the Catalyst Dynamic Alpha Fund v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-12673) opt-out action on statute of limitations and other grounds, with leave to re-plead. The Catalyst Plaintiffs filed an amended complaint on July 1, 2019.
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
RICO Class Actions
Between May 27, 2016 and September 16, 2016, three virtually identical actions were filed in the U.S. District Court for the District of New Jersey against the Company and various third-parties, alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third-party payors that paid claims submitted by Philidor for certain Company branded drugs between January 2, 2013 and November 9, 2015.  On November 30, 2016, the Court entered an order consolidating the three actions under the caption In re Valeant Pharmaceuticals International, Inc. Third-Party Payor Litigation, No. 3:16-cv-03087. A consolidated class action complaint was filed on December 14, 2016. The consolidated complaint alleges, among other things, that the defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription.  The complaint further alleges that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute.  The Company moved to dismiss the consolidated complaint on February 13, 2017. On March 14, 2017, other defendants filed a motion to stay the RICO class action pending the resolution of criminal proceedings against Andrew Davenport and Gary Tanner. On August 9, 2017, the Court granted the motion to stay and entered an order staying all proceedings in the case and accordingly terminating other pending motions. On April 12, 2019, the court lifted the stay. On July 30, 2019, the plaintiffs filed an amended complaint.
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
Antitrust
Contact Lens Antitrust Class Actions
Beginning in March 2015, a number of civil antitrust class action suits were filed by purchasers of contact lenses against B&L Inc., three other contact lens manufacturers, and a contact lens distributor, alleging that the defendants engaged in an anticompetitive scheme to eliminate price competition on certain contact lens lines through the use of unilateral pricing policies, and alleging violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, and of various state antitrust and consumer protection laws. These cases have been consolidated in the Middle District of Florida by the Judicial Panel for Multidistrict Litigation, under the caption In re Disposable Contact Lens Antitrust Litigation, Case No. 3:15-md-02626-HES-JRK. On August 20, 2018, defendants filed motions for summary judgment. The Court has set oral argument on the motions for summary judgement for August 21 and 22, 2019. On December 4, 2018, the Court certified six classes, four of which relate to B&L Inc. Defendants' petitions seeking leave from the Eleventh Circuit Court of Appeals to file an immediate appeal of the class certification order have been denied. On February 20, 2019, the Court removed the case from the trial calendar. The Company continues to vigorously defend this matter.
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
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Relistor®, Apriso®, Uceris®, Xifaxan® 200mg, Plenvu®, Glumetza®, Bryhali™, Prolensa® and Jublia® in the United States, or other similar suits. These matters are proceeding in the ordinary course. In July 2019, the Company announced that the U.S. District Court of New Jersey had upheld the validity of and determined Actavis' infringement of a patent protecting the Company's Relistor® tablets, expiring in March 2031. In

July, the Company also announced that it had agreed to resolve the outstanding intellectual property litigation with Teva Pharmaceuticals USA, Inc. ("Teva") regarding Apriso® extended-release capsules 0.375g. As part of the settlement, the parties agreed to dismiss all litigation related to Apriso®, and intellectual property protecting Apriso® will remain intact and enforceable. In addition, the Company will grant Teva a non-exclusive license effective October 1, 2021 to the intellectual property relating to Apriso® in the United States (provided that Teva will be able to begin marketing prior to such date if another generic version of the product is granted approval and starts selling or distributing such generic prior to October 1, 2021).
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
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, the Company has been named in one hundred and sixty-six (166) product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, only twelve (12) of such product liability suits currently remain pending, and these twelve (12) matters are subject to the Johnson & Johnson indemnification referenced below.
These lawsuits include three cases originally filed in the In re Johnson & Johnson Talcum Powder Litigation, Multidistrict Litigation 2738, pending in the United States District Court for the District of New Jersey, and one case that was filed in the District of Puerto Rico and subsequently transferred to the MDL. The Company and Bausch Health US were first named in a lawsuit filed directly into the MDL alleging that the use of the Shower to Shower® product caused the plaintiff to develop ovarian cancer. The plaintiff agreed to a dismissal of all claims against the Company and Bausch Health US without prejudice. The Company has subsequently been named in one additional lawsuit, originally filed in the District of Puerto Rico and subsequently transferred into the MDL, but has not been served in that case. The Company was also named in two additional lawsuits filed directly into the MDL that have also not yet been served.
These lawsuits also include a number of matters filed in the Superior Court of Delaware and five cases filed in the Superior Court of New Jersey alleging that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer. The Company has been voluntarily dismissed from nearly all of these cases, with claims against Bausch Health US only remaining in one case pending in New Jersey and one case pending in Delaware. Four of the five cases in the Superior Court of New Jersey were voluntarily dismissed as to Bausch Health US as well. The allegations in the remaining two cases specifically directed to Bausch Health US include failure to warn, design defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, and punitive damages. One hundred twenty-two (122) of the Delaware actions were voluntarily dismissed without prejudice pursuant to stipulation in January 2019, and although the stipulation permitted the cases to be filed again within 60 days, none of the cases have been refiled.
In addition, these lawsuits also include a number of cases filed in certain state courts in the United States (including the Superior Courts of California, Delaware and New Jersey); the District Court of Louisiana; the Supreme Court of New York (Niagara County); the District Court of Oklahoma City, Oklahoma; the South Carolina Court of Common Pleas (Richland County); and the District Court of Nueces County, Texas (transferred to the asbestos MDL docket in the District Court of Harris County, Texas for pre-trial purposes) alleging use of Shower to Shower® and other products resulted in the plaintiffs developing mesothelioma. The Company has been successful in obtaining voluntarily dismissals in most of these cases or the plaintiffs have not opposed summary judgment. Presently, four cases remain pending in the Superior Court of New Jersey and one case in the Superior Court of California. The allegations in these cases generally include design defect, manufacturing defect, failure to warn, negligence, and punitive damages, and in some cases breach of express and implied warranties, misrepresentation, and loss of consortium. The damages sought by the various Plaintiffs include compensatory damages, including medical expenses, lost wages or earning capacity, and loss of consortium. In addition, Plaintiffs seek compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees.

Additionally, two proposed class actions have been filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec). The Company also acquired the rights to the Shower to Shower® product in Canada from Johnson & Johnson in September 2012. In the British Columbia matter, the plaintiff seeks to certify a proposed class action on behalf of persons in British Columbia and Canada who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®, including their estates, executors and personal representatives, and is alleging that the use of this product increases certain health risks. In the Quebec matter, the plaintiff sought to certify a proposed class action on behalf of persons in Quebec who have used Johnson & Johnson’s Baby Powder or Shower to Shower®, as well as their family members, assigns and heirs, and is alleging negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner. A certification (also known as authorization) hearing was held in the Quebec matter and the Court certified (or as stated under Quebec law, authorized) the bringing of a class action by a representative plaintiff on behalf of people in Quebec who have used Johnson & Johnson's Baby Powder and/or Shower to Shower® in their perineal area and have been diagnosed with ovarian cancer and/or family members, assigns and heirs. The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages.
The Company intends to defend itself vigorously in each of the remaining actions that are not voluntarily dismissed or subject to a grant of summary judgment. Potential liability (including its attorneys’ fees and costs) arising out of the covered Shower to Shower® lawsuits filed against the Company is subject to certain indemnification obligations of Johnson & Johnson owed to the Company, and legal fees and costs have been and will continue to be reimbursed by Johnson & Johnson. The Company and Johnson & Johnson reached an agreement on April 17, 2019, regarding the scope of the indemnification relating to the majority of the Shower to Shower® matters (the “Covered Matters”) and the Company has dismissed the demand for arbitration that the Company filed against Johnson & Johnson to assert its rights to indemnification. Johnson & Johnson will fully indemnify the Company in the Covered Matters, which include (i) personal injury and products liability actions arising from alleged exposure to Shower to Shower® prior to March 2020, and (ii) consumer fraud, consumer protection, false advertising or other regulatory actions arising out of the manufacture, use, or sale of Shower to Shower® up to and including September 9, 2012. The Company does not believe that the Covered Matters will have a material impact on the Company’s financial results going forward.
General Civil Actions
Mississippi Attorney General Consumer Protection Action
The Company and Bausch Health US are named in an action brought by James Hood, Attorney General of Mississippi, in the Chancery Court of the First Judicial District of Hinds County, Mississippi (Hood ex rel. State of Mississippi, Civil Action No. G2014-1207013, filed on August 22, 2014), alleging consumer protection claims against Johnson & Johnson and Johnson Consumer Companies, Inc., the Company and Bausch Health US related to the Shower to Shower® body powder product and its alleged causal link to ovarian cancer. As indicated above, the Company acquired the Shower to Shower® body powder product in September 2012 from Johnson & Johnson. The State seeks compensatory damages, punitive damages, injunctive relief requiring warnings for talc-containing products, removal from the market of products that fail to warn, and to prevent the continued violation of the Mississippi Consumer Protection Act (“MCPA”). The State also seeks disgorgement of profits from the sale of the product and civil penalties. In October 2017, plaintiffs dismissed certain claims under the MCPA related to advertising/marketing that did not appear on the label and/or packaging of Shower to Shower®. The State has not made specific allegations as to the Company or Bausch Health US. The Company intends to defend itself vigorously in this action. Johnson & Johnson will fully indemnify the Company in this case with respect to liabilities arising out of the manufacture, use, or sale of Shower to Shower® prior to the Company's acquisition of the product.
California Proposition 65 Related Matters
On February 11, 2019, plaintiffs filed a pre-suit notice letter with the California Attorney General notifying the Attorney General’s office of their intent to file suit after 60 days against the Company and certain of its subsidiaries, alleging they committed violations of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65) by manufacturing and distributing Shower to Shower® that they allege contained talc contaminated with asbestos, a listed carcinogen. That notice letter was served on the Company on February 22, 2019. By statute, a private lawsuit may not be filed until at least 60 days have passed following service of this pre-suit notice letter. In April 2019, rather than filing a lawsuit against Bausch Health US, the plaintiffs moved for leave to amend their complaint in a pending Proposition 65 lawsuit (Luna, et al. v. Johnson & Johnson, et al., case 2:18-cv-04830-GW-KS) against Johnson & Johnson in federal court in California to add Bausch Health US as a defendant. Plaintiffs subsequently filed a motion to dismiss the lawsuit without prejudice. The court has ordered that the case be dismissed without prejudice.
On April 15, 2019, a plaintiff filed a pre-suit notice letter with the California Attorney General notifying the Attorney General’s office of their intent to file suit after 60 days against the Company and certain of its subsidiaries, alleging they committed violations of Proposition 65 by manufacturing and distributing Shower to Shower® that they allege contained silica, arsenic, lead and chromium (hexavalent compounds), which they allege are known to cause cancer and/or reproductive toxicity. That notice letter was served on the Company on April 18, 2019. While the statutory 60 days have passed before a private lawsuit may be filed, no lawsuit has been filed to date.
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65. This lawsuit was served on Bausch Health US on June 28, 2019. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. The Company and Bausch Health US intend to defend this lawsuit vigorously.
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, Index No. 651597/2018. Doctors Allergy asserts breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas.  Doctors Allergy claims its damages are not less than $23 million.  On June 14, 2018, Bausch Health Americas filed a motion to dismiss the complaint in part and a motion to strike. On July 16, 2019 the court granted the Company's motion in part and dismissed Doctor's Allergy's fraud and punitive damages claims. Discovery is proceeding. Bausch Health Americas disputes the claims and intends to vigorously defend the remaining claims.
Litigation with Former Salix CEO
On January 28, 2019, former Salix Ltd. CEO and director Carolyn Logan filed a lawsuit in the Delaware Court of Chancery, Case No. 2019-0059, asserting claims for breach of contract and declaratory relief. The lawsuit arises out of the contractual termination of approximately $30 million in unvested equity awards following the determination by the Salix Ltd. Board of Directors that Logan intentionally engaged in wrongdoing that resulted, or would reasonably be expected to result, in material harm to Salix Ltd., or to the business or reputation of Salix Ltd. Logan seeks the restoration of the unvested equity awards and a declaration regarding certain rights related to indemnification.  On June 19, 2019, the Court entered an order staying the claim for declaratory relief pending the final resolution of the breach of contract claim. The Company disputes the claims and intends to vigorously defend the matter.
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
Reportable Segments
Since the second quarter of 2018 and consistent with how the Company’s CEO currently: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports; the Company operates in the following reportable segments: (i) Bausch + Lomb/International segment, (ii) Salix segment, (iii) Ortho Dermatologics segment and (iv) Diversified Products segment.
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

Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Revenues:
Bausch + Lomb/International	$1,208	$1,209	$2,326	$2,312
Salix	509	441	954	863
Ortho Dermatologics	122	141	260	281
Diversified Products	313	337	628	667
	$2,152	$2,128	$4,168	$4,123

Segment profits:
Bausch + Lomb/International	$337	$350	$656	$647
Salix	332	292	620	564
Ortho Dermatologics	41	58	98	102
Diversified Products	232	259	468	499
	942	959	1,842	1,812
Corporate	(152)	(161)	(277)	(275)
Amortization of intangible assets	(488)	(741)	(977)	(1,484)
Goodwill impairments	—	—	—	(2,213)
Asset impairments	(13)	(301)	(16)	(345)
Restructuring and integration costs	(4)	(7)	(24)	(13)
Acquisition-related contingent consideration	(20)	6	1	4
Other income (expense), net	(8)	—	(5)	(12)
Operating income (loss)	257	(245)	544	(2,526)
Interest income	3	3	7	6
Interest expense	(409)	(435)	(815)	(851)
Loss on extinguishment of debt	(33)	(48)	(40)	(75)
Foreign exchange and other	3	(9)	3	18
Loss before benefit from (provision for) income taxes	$(179)	$(734)	$(301)	$(3,428)

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

	Three Months Ended June 30, 2019					Three Months Ended June 30, 2018
(in millions)	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total
Pharmaceuticals	$235	$509	$75	$199	$1,018	$242	$441	$101	$245	$1,029
Devices	387	—	45	—	432	389	—	32	—	421
OTC	367	—	—	—	367	368	—	—	—	368
Branded and Other Generics	194	—	—	111	305	193	—	—	89	282
Other revenues	25	—	2	3	30	17	—	8	3	28
	$1,208	$509	$122	$313	$2,152	$1,209	$441	$141	$337	$2,128

	Six Months Ended June 30, 2019					Six Months Ended June 30, 2018
(in millions)	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total
Pharmaceuticals	$452	$954	$170	$410	$1,986	$445	$863	$206	$481	$1,995
Devices	753	—	83	—	836	752	—	61	—	813
OTC	691	—	—	—	691	694	—	—	—	694
Branded and Other Generics	385	—	—	213	598	384	—	—	179	563
Other revenues	45	—	7	5	57	37	—	14	7	58
	$2,326	$954	$260	$628	$4,168	$2,312	$863	$281	$667	$4,123

The top ten products for the six months ended June 30, 2019 and 2018 represented 38% and 35% of total revenues for the six months ended June 30, 2019 and 2018, respectively.

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
U.S. and Puerto Rico	$1,282	$1,261	$2,482	$2,437
China	101	98	190	182
Canada	88	76	167	153
Japan	59	55	114	106
France	58	58	111	113
Poland	49	52	107	115
Mexico	58	54	102	97
Egypt	49	44	102	89
Germany	41	42	86	92
Russia	41	40	77	68
United Kingdom	30	31	58	58
Italy	22	23	44	45
Spain	23	23	44	44
Other	251	271	484	524
	$2,152	$2,128	$4,168	$4,123

Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Six Months Ended June 30,
	2019	2018
McKesson Corporation (including McKesson Specialty)	17%	17%
AmerisourceBergen Corporation	16%	18%
Cardinal Health, Inc.	14%	13%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through August 6, 2019 and should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1993, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Consolidated Financial Statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2018, which were included in our Annual Report on Form 10-K filed on February 20, 2019. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
We are a global pharmaceutical and medical device company whose mission is to improve people’s lives with our health care products. We develop, manufacture and market, primarily in the therapeutic areas of eye-health, gastroenterology ("GI") and dermatology, a broad range of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) over-the-counter (“OTC”) products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices), which are marketed directly or indirectly in over 90 countries.
Business Strategy
Core Businesses
Our strategy is to focus our business on core therapeutic classes that offer attractive growth opportunities. Within our chosen therapeutic classes, we prioritize durable products which we believe have the potential for strong operating margins and evidence of growth opportunities. We believe this strategy has reduced complexity in our operations and maximized the value of our: (i) eye-health, (ii) GI and (iii) dermatology businesses which collectively now represent a substantial portion of our revenues. We have found and continue to believe there is significant opportunity in these businesses and we believe that our existing portfolio, commercial footprint and pipeline of product development projects position us to successfully compete in these markets and provide us with the greatest opportunity to build value for our shareholders. We identify these businesses as “core”, meaning that we believe we are best positioned to grow and develop them.
Reportable Segments and Strategies
Our portfolio of products falls into four operating and reportable segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products.
The Bausch + Lomb/International segment - consists of our Global Bausch + Lomb eye-health business and our International Rx business. Our Global Bausch + Lomb eye-health business includes our Vision Care, Surgical, Consumer and Ophthalmology Rx products, which in aggregate accounted for approximately 43%, 43% and 41% of our Company's revenues for the six months ended June 30, 2019 and the years 2018 and 2017, respectively. Our International Rx business, with the exception of our Solta products, includes sales in Canada, Europe, Asia, Australia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products and medical device products.

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
As part of our Global Bausch + Lomb business strategy, we continually look for key trends in the eye-health market to meet changing consumer/patient needs and identify areas for investment and growth. For instance, one of these trends, myopia, is increasing substantially, and importantly, myopia is a risk factor for glaucoma, macular degeneration and retinal detachment. We continue to see increased demand for new eye-health products that address conditions brought on by factors such as increased screen time, lack of outdoor activities and academic pressures, as well as conditions brought on by an aging population for example, as more and more baby-boomers in the U.S. are reaching the age of 65. To supplement our well-established Bausch + Lomb product lines, we continue to identify new products tailored to address these key trends, which we develop internally with our own research and development (“R&D”) team to generate organic growth. Recent product launches include Biotrue® ONEday daily disposable contact lenses, the next generation of Bausch + Lomb ULTRA® contact lenses, SiHy Daily contact lenses, Lumify® (an eye redness treatment), Vyzulta® (a pressure lowering eye drop for patients with angle glaucoma or ocular hypertension) and Ocuvite® Eye Performance (vitamins to protect the eye from stressors such as sun light and blue light emitted from digital devices).
The Salix segment - consists of sales in the U.S. of gastrointestinal or GI products and includes Xifaxan® which accounted for approximately 16%, 14% and 11% of our total revenues for the six months ended June 30, 2019 and the years 2018 and 2017, respectively.
As part of our acquisition of Salix Pharmaceutical, Ltd. in April 2015 (the "Salix Acquisition"), we acquired the intellectual property to a number of products that have provided us with year-over-year revenue growth, particularly the intellectual properties behind Xifaxan® for, amongst other indications, irritable bowel syndrome with diarrhea (“IBS-D”), and Relistor® for opioid induced constipation (“OIC”). Revenues from our Xifaxan® and Relistor® products increased approximately 22% and 37%, respectively, in 2018 when compared to 2017 and increased 16% and 14%, respectively, for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018. We attribute these increases, in part, to our January 2017 sales force expansion program described later in the discussion of our Salix infrastructure.
Our Salix business strategy includes building upon our Xifaxan® and Relistor® business models. Specifically, we have identified and continue to look for opportunities to capitalize on the sales force and infrastructure we have built around our Xifaxan® and Relistor® products. Part of that strategy is to gain access to new products through innovation, co-promotion and acquisition. We have been executing on these strategies in the second half of 2018 and during 2019, as we: (i) have entered into strategic co-promotion relationships with pharmaceutical companies with new GI products, (ii) are in the process of developing next generation formulations of our Salix intellectual properties to address new indications, (iii) have completed the strategic acquisition of certain assets of Synergy Pharmaceuticals Inc. (“Synergy”) as we discuss later and (iv) have entered into licensing agreements for investigational products, which, once developed and if approved by the U.S. Food and Drug Administration (the "FDA"), will be new treatments for certain GI and liver diseases. Each of these opportunities potentially provides us with the ability to expand our GI portfolio and allows us to leverage our existing GI sales force, supply channel and distribution channel.
The Ortho Dermatologics segment - consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological products) and (ii) global sales of Solta medical dermatological devices.
As part of our business strategy for the Ortho Dermatologics segment, we have made significant investments to build out our aesthetics, psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities, with a focus on topical gel and lotion products over injectable biologics. We continue to support and develop injectable biologics; however, we believe some patients prefer topical products as an alternative to injectable biologics. Further, as topical products can, in many cases, defer the use of injectable biologics that often come with associated risk/benefit profiles, a topical product is usually more readily adopted by payors, is less expensive and can be more cost-effective than injectable biologics. Therefore, we believe topical products represent alternative treatments for physicians, payors and patients, and as the preferred choice of treatment, have the potential to drive greater volumes, generate better margins and will ultimately be a key contributing factor of our Ortho Dermatologics business.
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
Significant Seven
We have focused our R&D to advance development programs that we believe will drive growth in our core businesses, while creating efficiencies in our R&D efforts and expenses. These programs include the following products which we have dubbed our "Significant Seven", all of which have been launched as of June 2019.

•
Duobrii™ (Ortho Dermatologics) - Launched in June 2019 and is the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of moderate-to-severe plaque psoriasis in adults.

•
Bryhali™ (Ortho Dermatologics) - Launched in November 2018 and is a novel product that contains a unique, lower concentration of halobetasol propionate for the treatment of moderate-to-severe psoriasis.

•	Lumify® (Bausch + Lomb) - Launched in May 2018 and is an OTC eye drop developed as an ocular redness reliever.

•	SiHy Daily AQUALOXTM (Bausch + Lomb) - Launched in Japan in September 2018 and is a silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day.

•	Siliq® (Ortho Dermatologics) - Launched in the U.S. in 2017 and is an IL-17 receptor blocker monoclonal antibody for patients with moderate-to-severe plaque psoriasis.

•	Vyzulta® (Bausch + Lomb) - Launched in December 2017 and is an intraocular pressure lowering single-agent eye drop dosed once daily for patients with open angle glaucoma or ocular hypertension.

•
Relistor® (Salix) - Launched in 2016 and is given to adults who use narcotic medicine to treat severe chronic pain that is not caused by cancer to prevent constipation without reducing the pain-relieving effects of the narcotic.

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
Focus on Core Businesses
As part of our commitment to our core businesses, we began analyzing the strategic alternatives for business units and assets that fall outside our definition of “core”. In order to focus on our objectives, in 2016 and 2017, we divested businesses and assets, which were not aligned with our core business objectives. This not only allowed us to better focus our internal resources on our eye-health, GI and dermatology businesses, but also provided us with significant sources of capital, which we used to reduce our debt and improve our capital structure.
In order to continue to focus on our core businesses we have: (i) directed capital allocation to drive growth within our core businesses, (ii) made measurable progress in improving our capital structure and (iii) aggressively addressed and resolved certain legacy legal matters to eliminate disruptions to our operations.
Allocation of Capital to Drive Growth
In support of our core activities, we have been aggressively allocating resources to: (i) promote our core businesses globally, (ii) make strategic investments in our infrastructure and (iii) direct R&D to our Bausch + Lomb, GI and dermatology businesses to drive growth organically. The outcome of this process allows us to better drive value in our product portfolio and generate operational efficiencies.
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
To address the expected global demand for our SiHy Daily disposable contact lenses, in November 2018, we initiated $300 million of additional expansion projects to add multiple production lines to our Rochester and Waterford facilities. SiHy Daily disposable contact lenses, one of our Significant Seven products, are expected to be commercially available in the second half of 2020.
We believe the investments in our Waterford and Rochester facilities and related expansion of labor forces further demonstrates the growth potential we see in our Bausch + Lomb products and our eye-health business.
Direct R&D Investment to our Bausch + Lomb, GI and Dermatology Businesses to Drive Growth Organically - Our R&D organization focuses on the development of products through clinical trials. As of December 31, 2018, approximately 1,200 dedicated R&D and quality assurance employees in 23 R&D facilities were involved in our R&D efforts.
As part of our turnaround, we removed projects related to divested businesses and rebalanced our portfolio to better align with our long-term plans and focus on core businesses. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our new strategy. We have over 225 projects in our global pipeline and anticipate submitting approximately 125 of those projects for regulatory approval in 2019 and 2020.
Core assets that have received a significant portion of our R&D investment in current and prior periods are listed below.

•
Dermatology - In June 2019, we launched Duobrii™, the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of moderate-to-severe plaque psoriasis in adults.  Halobetasol propionate and tazarotene are each approved to treat plaque psoriasis when used separately, but the duration of halobetasol propionate is limited by FDA labeling constraints and the use of tazarotene can be limited due to tolerability concerns.  However, the combination of these ingredients in Duobrii™, with a dual mechanism of action, allows for expanded duration of use, with reduced adverse events.

•
Dermatology - In November 2018, we launched Bryhali™, a novel product that contains a unique, lower concentration of halobetasol propionate for the treatment of moderate-to-severe psoriasis which is FDA approved for 8 weeks of use. The FDA has previously approved halobetasol propionate to treat plaque psoriasis, but limited duration of use to two weeks.

•
Dermatology - Internal Development Project ("IDP") 133 is a project to expand the indication for Bryhali™ (halobetasol propionate lotion 0.01%) from plaque psoriasis to include the topical treatment of atopic dermatitis. A Phase 3 study is planned to start in the second half of 2019.

•
Dermatology - IDP-131 is a new chemical entity, KP-470, for the topical treatment of psoriasis. On February 27, 2018, we announced that we entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. to develop and commercialize the compound.  An early proof of concept study was initiated in the first half of 2019. If approved by the FDA, KP-470 could represent a novel drug with an alternative mechanism of action in the topical treatment of psoriasis.

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

•	Dermatology - IDP-126 is an acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene, currently in Phase 2 testing.

•	Bausch + Lomb - Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) is an OTC eye drop developed as an ocular redness reliever which we launched in May 2018.

•
Gastrointestinal - We have initiated a Phase 2 study for the treatment of overt hepatic encephalopathy with a new formulation of rifaximin, which we acquired as part of the Salix Acquisition. We expect to complete an interim analysis by the end of 2019.

•
Gastrointestinal - We are initiating a Phase 2 study to evaluate rifaximin for the treatment of small intestinal bacterial overgrowth or SIBO. Patient enrollment is expected to begin in the first quarter of 2020.

•
Gastrointestinal - Our partner Alfasigma S.p.A. is initiating a Phase 2/3 study for the treatment of postoperative Crohns disease using a novel rifaximin extended release formulation. The study is expected to start in the first half of 2020.

•
Gastrointestinal - We are initiating a Phase 2 study evaluating Xifaxan® 550mg tablets for the prevention of complications of decompensation cirrhosis. The study is expected to start in the fourth quarter of 2019.

•
Dermatology - In October 2018, we launched Altreno® (tretinoin 0.05%) lotion, indicated for the topical treatment of acne vulgaris in patients 9 years of age and older. Altreno® is the first tretinoin formulation in a lotion, approved for patients 9 years of age and older.

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

•
Bausch + Lomb - On May 1, 2018, we received Premarket Approval ("PMA") from the FDA for, and subsequently launched, 7-day extended wear for our Bausch + Lomb ULTRA® monthly planned replacement contact lenses.

•
Bausch + Lomb - Biotrue® ONEday for Astigmatism is a daily disposable contact lens for astigmatic patients. The Biotrue® ONEday lenses incorporate Surface Active TechnologyTM to provide a dehydration barrier.  The Biotrue® ONEday for Astigmatism also includes evolved peri-ballast geometry to deliver stability and comfort for the astigmatic patient. We launched this product in December 2016 and launched an extended power range and further extended power range in 2017 and 2018, respectively. We expect to launch a further power expansion for this product in 2019.

•
Bausch + Lomb - We are developing a new Ophthalmic Viscosurgical Device product, with a formulation to protect corneal endothelium during phacoemulsification process during a cataract surgery and to help chamber maintenance and lubrication during interocular lens delivery. In April 2018, we initiated an investigative device exemption (“IDE”) study for this product and completed enrollment in December 2018. We expect to complete the clinical trial in the fourth quarter of 2019 and anticipate filing a PMA application with the FDA in the first quarter of 2020.

•
Dermatology - Traser™ is an energy-based platform device with significant versatility and power capabilities to address various dermatological conditions, including vascular and pigmented lesions. We are planning to launch this product in the second half of 2022 as part of our Solta business.

•
Bausch + Lomb - In April 2019, we launched Lotemax® SM (loteprednol etabonate ophthalmic gel) 0.38%, a new formulation for the treatment of post-operative inflammation and pain following ocular surgery. Lotemax® SM is the lowest concentrated loteprednol ophthalmic corticosteroid indicated for the treatment of post-operative inflammation and pain following ocular surgery in the U.S.

•
Bausch + Lomb - enVista® Trifocal intraocular lens is an innovative lens design. We initiated an IDE study for this product in May 2018 and expect to initiate a Phase 2 study in the fourth quarter of 2019.

•	Bausch + Lomb - enVista® Toric intraocular lens was launched in July 2018.

•
Bausch + Lomb - We are developing a preloaded intraocular lens injector platform for enVista interocular lens. The PMA application was submitted to the FDA in July 2018 and the CE Mark notification was submitted in Europe in February 2019.

•
Bausch + Lomb ULTRA® Multifocal for Astigmatism contact lens is the first and only multifocal toric lens available as a standard offering in the eye care professional's fit set. The new monthly silicone hydrogel lens, which was specifically designed to address the lifestyle and vision needs of patients with both astigmatism and presbyopia, combines the Company's unique 3-Zone Progressive™ multifocal design with the stability of its OpticAlign® toric with MoistureSeal® technology to provide eye care professionals and their patients an advanced contact lens technology that offers the convenience of same-day fitting during the initial lens exam. Bausch + Lomb ULTRA® Multifocal for Astigmatism was launched in June 2019.

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

•
Bausch + Lomb - Custom soft contact lens (Ultra buttons) is a latheable silicone hydrogel button for custom soft specialty lenses including; Sphere, Toric, Multifocal, Toric Multifocal and irregular corneas. If approved by the FDA, we may launch in the second half of 2020.

•
Bausch + Lomb - In January 2019, we launched Zen™ Multifocal Scleral Lens for presbyopia exclusively available with Zenlens™ and Zen™ RC scleral lenses and will allow eye care professionals to fit presbyopic patients with irregular and regular corneas and those with ocular surface disease, such as dry eye. The Zen™ multifocal Scleral Lens incorporates decentered optics, enabling the near power to be positioned over the visual axis.

•
Bausch + Lomb - In March 2019, we launched Tangible® Hydra-PEG® is a high-water polymer coating that is bonded to the surface of a contact lens and designed to address contact lens discomfort and dry eye. Tangible® Hydra-PEG® coating technology in combination with our Boston® materials and Zenlens™ family of scleral lenses will help eye care professionals provide a better lens wearing experience for their patients with challenging vision needs.

Improve Capital Structure
We have made measurable progress in improving our capital structure by: (i) reducing our debt through repayments and (ii) extending the maturities of debt through refinancing. Using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management, through the date of this filing, we repaid (net of additional borrowings) over $7,200 million of long-term debt since the beginning of 2016, in the aggregate. Further, as a result of the refinancing and debt repayments outlined below, as of the date of this filing, we have eliminated all mandatory scheduled principal repayments of our debt obligations through the second quarter of 2020 and our mandatory scheduled principal repayments through 2021 are approximately $410 million.
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

Debt Repayments - During the years 2016 through 2018, we repaid (net of additional borrowings) over $6,800 million of long-term debt using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management. During the six months ended June 30, 2019, we repaid approximately $250 million of long-term debt, net of borrowings under our 2023 Revolving Credit Facility (as defined below). Repayments of long-term debt during the six months ended June 30, 2019 included: (i) $253 million of our seven year Tranche B Term Loan Facility maturing in June 2025 (the “June 2025 Term Loan B Facility”) and (ii) $75 million of our seven year Tranche B Term Loan Facility maturing in November 2025 (the "November 2025 Term Loan B Facility"). In addition to these repayments, on August 1, 2019, we repaid $100 million of long-term debt, which included: (i) $81 million of the June 2025 Term Loan B Facility and (ii) $19 million of the November 2025 Term Loan B Facility. Net borrowings during the six months ended June 30, 2019 under our 2023 Revolving Credit Facility of $75 million were primarily used for the payment of interest due in April 2019 and other short-term capital needs.
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
2019 Refinancing Transactions - In March and May 2019, we accessed the credit markets and completed a series of transactions, whereby we extended approximately $3,000 million in aggregate maturities of certain debt obligations due to mature in December 2021 through May 2023, out to January 2027 through May 2029.
On March 8, 2019, we issued: (i) $1,000 million aggregate principal amount of 8.50% Senior Unsecured Notes due January 2027 and (ii) $500 million aggregate principal amount of 5.75% Senior Secured Notes due August 2027 (the "August 2027 Secured Notes") in a private placement. The unsecured notes form part of the same series as our existing 8.50% Senior Unsecured Notes due January 2027 (the "January 2027 Unsecured Notes"). A portion of the net proceeds of the January 2027 Unsecured Notes and the August 2027 Secured Notes and cash on hand were used to: (i) repurchase the remaining $700 million outstanding principal amount of 5.625% Senior Unsecured Notes due 2021 (the “December 2021 Unsecured Notes”), (ii) repurchase $584 million of 5.875% Senior Unsecured Notes due 2023 (the "May 2023 Unsecured Notes"), (iii) repurchase $216 million of 5.50% Senior Unsecured Notes due 2023 (the "March 2023 Unsecured Notes") and (iv) pay all fees and expenses associated with these transactions (collectively, the “March 2019 Refinancing Transactions”).
On May 23, 2019, we issued: (i) $750 million aggregate principal amount of 7.00% Senior Unsecured Notes due January 2028 (the "January 2028 Unsecured Notes") and (ii) $750 million aggregate principal amount of 7.25% Senior Unsecured Notes due May 2029 (the "May 2029 Unsecured Notes") in a private placement. The net proceeds and cash on hand were used to: (i) repurchase $1,118 million of May 2023 Unsecured Notes, (ii) repurchase $382 million of March 2023 Unsecured Notes and (iii) pay all fees and expenses associated with these transactions (collectively, the “May 2019 Refinancing Transactions”).

As a result of prepayments and a series of refinancing transactions through June 30, 2019, we have extended the maturities of a substantial portion of our long-term debt, providing us with additional liquidity and greater flexibility to execute our business plans. The tables below summarize our outstanding debt portfolio and maturities as of June 30, 2019 as compared to December 31, 2018.

		June 30, 2019		December 31, 2018
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2023 Revolving Credit Facility	June 2023	$150	$150	$75	$75
June 2025 Term Loan B Facility	June 2025	4,141	4,029	4,394	4,269
November 2025 Term Loan B Facility	November 2025	1,406	1,384	1,481	1,456
Senior Secured Notes:
5.75% Secured Notes	August 2027	500	493	—	—
All other Senior Secured Notes	March 2022 through November 2025	5,000	4,953	5,000	4,948
Senior Unsecured Notes:
5.625%	December 2021	—	—	700	697
5.50%	March 2023	402	400	1,000	995
5.875%	May 2023	1,548	1,539	3,250	3,229
8.50%	January 2027	1,750	1,757	750	738
7.00%	January 2028	750	740	—	—
7.25%	May 2029	750	740	—	—
All other Senior Unsecured Notes	May 2023 through April 2026	7,956	7,878	7,970	7,886
Other	Various	16	16	12	12
Total long-term debt and other		$24,369	$24,079	$24,632	$24,305
The weighted average stated interest rate of the Company's outstanding debt as of June 30, 2019 and December 31,
2018 was 6.44% and 6.23%, respectively.
The scheduled principal repayments of our debt obligations as of June 30, 2019 compared with December 31, 2018 were as follows:

(in millions)	June 30, 2019	December 31, 2018
2019	$4	$228
2020	203	303
2021	303	1,003
2022	1,553	1,553
2023	4,109	6,348
2024	2,303	2,303
Thereafter	15,894	12,894
Gross maturities	$24,369	$24,632
On August 1, 2019, we repaid $100 million of long-term debt, which included: (i) $81 million of the June 2025 Term Loan B Facility and (ii) $19 million of the November 2025 Term Loan B Facility. These transactions are not reflected in the table above and are therefore included as due during 2020.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt” for further details.

Address Legacy Legal Matters
The Company was burdened with addressing certain ongoing legal matters, some of which were inherited as part of the acquisitions we completed in 2015 and prior. In order to better focus on our core activities and simplify our operations, we have been vigorously addressing many of these matters, and, through the date of this filing, we achieved dismissals and other positive outcomes in a number of litigations, disputes and investigations, as we continue to actively address others. For example, in July 2019, we announced that the U.S. District Court of New Jersey had upheld the validity of and determined Actavis Laboratories FL, Inc.’s ("Actavis") infringement of a patent protecting our Relistor® tablets, expiring in March 2031. In July, we also announced that we had agreed to resolve the outstanding intellectual property litigation with Teva Pharmaceuticals USA, Inc. ("Teva") regarding Apriso® extended-release capsules 0.375g. As part of the settlement, the parties agreed to dismiss all litigation related to Apriso®, and intellectual property protecting Apriso® will remain intact and enforceable. In addition, we will grant Teva a non-exclusive license effective October 1, 2021 to the intellectual property relating to Apriso® in the United States (provided that Teva will be able to begin marketing prior to such date if another generic version of the product is granted approval and starts selling or distributing such generic prior to October 1, 2021). The Company has now resolved litigation related to Apriso® with two out of the four Paragraph IV filers.
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
Address Regulatory Matters
In the normal course of business, our products, devices and facilities are the subject of ongoing oversight and review, by regulatory and governmental agencies, including general, for cause and pre-approval inspections by the relevant competent authorities where we have business operations, including the FDA. Currently, all of our global operations and facilities have the relevant operational certificates. Through the date of this filing, the Company's operating sites are in good compliance standing, and all sites under FDA jurisdiction are rated as either No Action Indicated (where there was no Form 483 observation) or Voluntary Action Indicated (“VAI”) (where there was a Form 483 with one or more observations). In the case of VAI inspection outcomes, the FDA has accepted our responses to the issues cited in the Form 483, which will be verified when the agency makes its next inspection of those specific facilities. A Form 483 is issued at the end of each inspection when FDA investigators have observed any condition that in their judgment may constitute violations of current good manufacturing practice.
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
Dermatology.com Cash-pay Prescription Program
In February 2019, we launched Dermatology.com, a cash-pay prescription program to make certain Ortho Dermatologics branded products available directly to patients with a valid prescription, regardless of their insurance status and without prior authorizations needed. The program is specifically designed to provide patients with direct access to a range of proven treatment options for certain disease states that typically encounter insurance coverage hassles and high prescription costs including acne, actinic keratosis, superficial basal cell carcinoma, barrier repair (e.g. eczema treatments), wounds and corticosteroid-responsive diseases such as rashes, psoriasis and atopic dermatitis.
Through Dermatology.com, all patients, regardless of their insurance status, will be able to purchase medicines at prices ranging from $50 to $115 per prescription. By doing so, the program will provide branded options that offer proven medicines with straightforward access. It will include certain Ortho Dermatologics brands, such as Retin-A® (tretinoin) cream, as well as novel products, such as Altreno® (tretinoin) Lotion, 0.05%. All products included in the Dermatology.com program will be eligible for Flexible Spending Accounts or Health Saving Accounts and will continue to be supported by the Company's Patient Assistance Program, which offers free medication for patients who meet income and other eligibility criteria. We plan to include approximately 15 Ortho Dermatologics products in the Dermatology.com program by the end of 2019 including some investigational therapies that will be added to the program as soon as, and if, they are approved by the FDA.

Walgreens Fulfillment Arrangements
In the beginning of 2016, we launched a brand fulfillment arrangement with Walgreen Co. ("Walgreens") and extended these programs to additional participating independent retail pharmacies. Under the terms of the brand fulfillment arrangement, we made available certain of our products to eligible patients through a patient access and co-pay program available at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. The program under this 20-year agreement initially covers certain of our dermatology products, including Jublia®, Luzu®, Retin-A Micro® Gel 0.08% and 0.06%, Onexton®, certain of our ophthalmology products, including Vyzulta®, Besivance®, Lotemax®, Alrex®, Prolensa®, Bepreve® and Zylet®. In July 2019, the Company announced that it had entered into an amendment to its existing fulfillment agreement with Walgreens, which the Company believes will further improve the distribution and sales of its products and bring patients lower prices, increased transparency and convenience for the products in the program. As part of this amendment, the arrangement was expanded to cover select dermatology products included in our Dermatology.com cash-pay prescription program.
Increase the Focus of our Pipeline
We are constantly challenged by the dynamics of our industry to innovate and bring new products to market. We have divested certain businesses where we saw limited growth opportunities so that we can be more aggressive in redirecting our R&D spend and other corporate investments to innovate within our core businesses where we believe we can be most profitable and where we aim to be an industry leader.
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
During 2018, we launched and/or relaunched innovative products across multiple countries that contributed to organic growth in most of our core businesses and we currently have over 225 R&D projects in our global pipeline. In addition to these projects, we have recently launched products we have dubbed our "Significant Seven". These Significant Seven products are: (i) Bryhali™ (Ortho Dermatologics), (ii) Duobrii™ (Ortho Dermatologics), (iii) Lumify® (Bausch + Lomb), (iv) Relistor® (Salix), (v) SiHy Daily (Bausch + Lomb), (vi) Siliq® (Ortho Dermatologics) and (vii) Vyzulta® (Bausch + Lomb). Revenues for our Significant Seven were greater than $150 million in 2018 and were approximately $75 million in 2017. We believe the prospects for this group of products to be substantial and anticipate devoting significant marketing efforts toward their promotion. We also believe that the strength and impact of these products on their respective markets will demonstrate the effectiveness of our pipeline and R&D strategies and promote further innovation in our businesses.
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
In addition to driving growth through internal R&D development, we seek to align ourselves with new external product development opportunities.  As recently as this past April, we entered into two licensing agreements which present us with unique developmental opportunities to address unmet needs of individuals suffering with certain GI and liver diseases. The first of these two licensing agreements is with the University of California for certain intellectual property relating to an investigational compound targeting the pituitary adenylate cyclase receptor 1 in non-alcoholic fatty liver disease (“NAFLD”), nonalcoholic steatohepatitis

(“NASH”) and other GI and liver diseases. We believe this compound, once fully developed, could address certain unmet medical needs in the treatment of NAFLD and NASH.  The second, is an exclusive licensing agreement with Mitsubishi Tanabe Pharma Corporation to develop and commercialize MT-1303 (amiselimod), a late-stage oral compound that targets the sphingosine 1-phosphate receptor that plays a role in autoimmune diseases, such as inflammatory bowel disease and ulcerative colitis. We plan to initiate a Phase 2 study for the development of MT-1303 in ulcerative colitis in the first half of 2020, and additionally the cardiovascular Holter study is expected to readout around year end.
In addition to product development opportunities, we strive to access innovative and established GI products outside our existing Salix business that allow us to leverage our existing GI sales force, supply channel and distribution channel to bring about growth through co-promotion and acquisition. For instance, in the second half of 2018, we entered into agreements with Dova Pharmaceuticals, Inc. to co-promote Doptelet®, a new treatment of thrombocytopenia in adult patients with chronic liver disease, and with US WorldMeds, LLC to co-promote Lucemyra®, a non-opioid medication for the mitigation of withdrawal symptoms to facilitate abrupt discontinuation of opioids. We also completed the acquisition of certain assets of Synergy in March 2019, whereby we acquired certain assets of Synergy including its worldwide rights to the Trulance® (plecanatide) product, a once-daily tablet for adults with chronic idiopathic constipation and irritable bowel syndrome with constipation.
We continue to see growth in our Xifaxan® and Relistor® products as a result of the continued focus of our sales force on PCPs. Revenues from our Xifaxan® and Relistor® franchises increased approximately 16% and 14%, respectively, for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018. We therefore believe that the co-promotion and acquisition opportunities, as previously discussed, will be accretive to our business during our transformation by providing us access to products that are a natural pairing to either our Xifaxan® or Relistor® businesses, allowing us to effectively leverage our existing infrastructure and generate growth.
Refocus the Ortho Dermatologics Business
In support of our Ortho Dermatologics business and the opportunities we see for growth in this business, we continue to allocate resources and make additional investments in this business to recruit and retain talent and focus on our core dermatology portfolio of products.
To turnaround our dermatology business we have taken and are taking a number of actions which we believe will help our efforts to stabilize our dermatology business. These actions include: (i) rebranding our dermatology business, (ii) recruiting a new experienced leadership team, (iii) making significant investment in our core dermatology portfolio, (iv) increasing and reorganizing our dermatology sales force around roughly 150 territories, as we work to rebuild relationships with prescribers of our products and (v) improving patient access to our Ortho Dermatologics products through Dermatology.com, our cash-pay prescription program previously discussed.
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
Investment in Our Core Dermatology Portfolio - We have made significant investments to build out our aesthetics, psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities.
Aesthetics - On September 22, 2017, we received 510(k) clearance from the FDA and launched our Next Generation Thermage FLX® product in the United States. Next Generation Thermage FLX® is a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. During 2018 and 2019, Next Generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta medical aesthetic devices portfolio. These launches have been successful as Next Generation Thermage FLX® revenues for the six months ended June 30, 2019 were in excess of $26 million. During the remainder of 2019, we expect additional worldwide launches of the Next Generation Thermage FLX® in Asia, Canada and Europe, paced by country-specific regulatory registrations.
Psoriasis - As the number of reported cases of psoriasis in the U.S. has increased, we believe there is a need to make further investments in this market in order to maximize our opportunity and supplement our current psoriasis product portfolio. We have filed NDAs for several new topical psoriasis products, launched Bryhali™ in November 2018 and launched DuobriiTM in June 2019. We expect that Bryhali™ and DuobriiTM will line up well with our existing topical portfolio of psoriasis treatments and, supplemented by our injectable biologic products, such as Siliq®, will provide a diverse choice of psoriasis treatments to doctors and patients. In July 2017, we launched Siliq®, an IL-17 receptor blocker monoclonal antibody biologic for treatment of moderate-to-severe plaque psoriasis, which we estimate to be an over $5,000 million market in the U.S. (Siliq® has a Black Box Warning for the risks in patients with a history of suicidal thoughts or behavior and was approved with a Risk Evaluation and Mitigation Strategy involving a one-time enrollment for physicians and one-time informed consent for patients.) In addition, on February 27, 2018, we announced that we entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. to develop and commercialize products containing a new chemical entity, KP-470, for the topical treatment of psoriasis. An early proof of concept study was initiated in the first half of 2019. If approved by the FDA, KP-470 could represent a novel drug with an alternative mechanism of action in the topical treatment of psoriasis.
Acne - In support of our established acne product portfolio, we have developed several products, which include Retin-A Micro® 0.06% (launched in January 2018) and Altreno® (launched in the U.S. October 2018), the first lotion (rather than a gel or cream) product containing tretinoin for the treatment of acne. Revenues for the six months ended June 30, 2019 were approximately $13 million and $2 million for Retin-A Micro® 0.06% and Altreno®, respectively. In addition to Retin-A Micro® 0.06% and Altreno®, we have three other unique acne projects in earlier stages of development that, if approved by the FDA, we believe will further innovate and advance the treatment of acne.
Improving Patient Access to Our Ortho Dermatologics Products - We see a real opportunity to be a leader in delivering affordable prescription dermatology products. As previously discussed, we recently announced our new cash-pay prescription model, Dermatology.com. Under the recent amendment to our existing Walgreens fulfillment agreement, we expect the program will be available at more than 9,500 Walgreens retail pharmacy locations in the U.S. by the end of August 2019, and we are working on ways to expand this program even further. We expect that approximately 15 products will be available through this channel before year end; and that e-commerce and telemedicine will be available sometime next year.
Bolstered by new product launches in our aesthetics, psoriasis and acne product lines and the potential of other products under development, our experienced dermatology sales leadership team, our increased sales force and our Dermatology.com cash-pay prescription program, we believe we have set the groundwork for the potential to achieve growth in our Ortho Dermatologics business.
Continue to Manage Our Capital Structure
As previously outlined, we completed a series of transactions that reduced our debt levels, extended our debt maturities and improved our capital structure, providing us with additional liquidity and greater flexibility to execute our business plans. As a result of prepayments and a series of refinancing transactions, we have extended the maturities of a substantial portion of our long-term debt and, as a result, as of the date of this filing, scheduled principal repayments of our debt obligations through 2021 are approximately $410 million. Our reduced debt levels and improved debt portfolio will translate to lower repayments of principal over the next five years, which, in turn, will permit more cash flows to be directed toward developing our core assets and repay additional debt amounts. In addition, as a result of the changes in our debt portfolio, approximately 75% of our debt is fixed rate debt as of June 30, 2019, as compared to approximately 65% as of January 1, 2017.
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

A number of our products already face generic competition. Prior to and during 2019, in the U.S., these products include, among others, Ammonul®, Benzaclin®, Bupap®, Cuprimine®, Edecrin®, Elidel®, Glumetza®, Istalol®, Isuprel®, Locoid® Lotion, Lotemax® Suspension, Mephyton®, Nitropress®, Solodyn®, Syprine®, Virazole®, Uceris® Tablet, Wellbutrin XL®, Xenazine®, Zegerid® and Zovirax® cream. In Canada, these products include, among others, Glumetza®, Sublinox® and Wellbutrin® XL.
Based on current patent expiration dates, settlement agreements and/or competitive information, our key products that began facing or those which we believe will be facing potential loss of exclusivity and/or generic competition in the U.S. during the years 2019 through 2023 include, but are not limited to, Apriso®, Clindagel®, Cuprimine®, Lotemax® Gel, Lotemax® Suspension, Migranal®, Noritate®, Onexton®, PreserVision®, Prolensa®, Solodyn®, Targretin® Gel, Xerese®, Zovirax® cream and certain other products subject to settlement agreements.  Aggregate revenues from key products that we believe will face potential loss of exclusivity and/or generic competition in the U.S. during: (i) 2019 represented 9% and 8%; (ii) 2020 represented 1% and 1%; (iii) 2021 represented 4% and 4%; (iv) 2022 represented less than 1% and 1%; and (v) 2023 represented 2% and 2% of our aggregate U.S., Mexico and Puerto Rico revenues for 2018 and 2017, respectively. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches.
In addition, for a number of our products (including Apriso®, Uceris®, Relistor®, Plenvu®, Xifaxan® 200mg, Glumetza®, Jublia®, Prolensa® and Bryhali™ in the U.S.), we have commenced (or anticipate commencing) infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.
Apriso® Extended Release Capsules Patent Litigation - On March 27, 2017, the Company initiated litigation against Teva Pharmaceuticals USA, Inc. ("Teva"), which alleged infringement by Teva of one or more claims of U.S. Patent No. 8,865,688, which protects the formulation for Apriso® extended-release capsules 0.375g. In July, we announced that we had agreed to resolve the outstanding intellectual property litigation with Teva regarding Apriso® extended-release capsules 0.375g. As part of the settlement, the parties agreed to dismiss all litigation related to Apriso®, and intellectual property protecting Apriso® will remain intact and enforceable. In addition, the Company will grant Teva a non-exclusive license effective October 1, 2021 to the intellectual property relating to Apriso® in the United States (provided that Teva will be able to begin marketing prior to such date if another generic version of the product is granted approval and starts selling or distributing such generic prior to October 1, 2021). The final patent expiry on Apriso® is 2030. The Company has now resolved litigation related to Apriso® with two out of the four Paragraph IV filers.
Relistor® Tablets Patent Litigation - On December 6, 2016, the Company initiated litigation against Actavis, which alleged infringement by Actavis of one or more claims of U.S. Patent No. 8,524,276 (the “‘276 Patent”), which protects the formulation of RELISTOR® tablets. Actavis had challenged the validity of such patent and alleged non-infringement by its generic version of such product. In July 2019, we announced that the U.S. District Court of New Jersey had upheld the validity of and determined that Actavis infringed the ‘276 Patent, expiring in March 2031.
Xifaxan® 550mg Patent Litigation - On March 23, 2016, the Company initiated litigation against Actavis, which alleged infringement by Actavis of one or more claims of each of the Xifaxan® patents. On September 12, 2018, we announced that we had reached an agreement with Actavis that resolved the existing litigation and eliminated the pending challenges to our intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets. As part of the agreement, the parties agreed to dismiss all litigation related to Xifaxan® (rifaximin), Actavis acknowledged the validity of the licensed patents for Xifaxan® (rifaximin) 550 mg tablets and all intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets will remain intact and enforceable until expiry in 2029. The agreement also grants Actavis a non-exclusive license to the intellectual property relating to Xifaxan® (rifaximin) 550 mg tablets in the United States beginning January 1, 2028 (or earlier under certain circumstances). The Company will not make any financial payments or other transfers of value as part of the agreement. In addition, under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Actavis will have the option to: (1) market a royalty-free generic version of Xifaxan® tablets, 550 mg, should it receive approval from the FDA on its ANDA, or (2) market an authorized generic version of Xifaxan® tablets, 550 mg, in which case, we will receive a share of the economics from Actavis on its sales of such an authorized generic. Actavis will be able to commence such marketing earlier if another generic rifaximin product is granted approval and such other generic rifaximin product begins to be sold or distributed before January 1, 2028.
Generic Competition to Uceris® - In July 2018, a generic competitor launched a product which will directly compete with our Uceris® Tablet product. As disclosed in our prior filings, the Company initiated various infringement proceedings against this and other generic competitors. The Company continues to believe that its Uceris® Tablet-related patents are enforceable and is proceeding in the ongoing litigation between the Company and the generic competitor; however, the ultimate outcome of the matter is not predictable. The ultimate impact of this generic competitor on our future revenues cannot be predicted; however, Uceris® Tablet revenues for the six months ended June 30, 2019 and 2018 were approximately $13 million and $70 million, respectively, and for the full years 2018 and 2017 were approximately $84 million and $134 million, respectively.

Generic Competition to Jublia® - On June 6, 2018, the U.S. Patent and Trial Appeal Board completed its inter partes review for an Orange Book-listed patent covering Jublia® and issued a written determination invalidating such patent.  Although the Company is not aware of any imminent launches of a generic competitor to Jublia®, the ultimate impact of this decision on our future revenues cannot be predicted.  Jublia® revenues for the six months ended June 30, 2019 and 2018 were approximately $47 million and $39 million, respectively, and for the full years 2018 and 2017 were approximately $89 million and $96 million, respectively.  The Company continues to believe that the Jublia®-related patent is valid and enforceable and, on August 7, 2018, an appeal of this decision was filed. The ultimate outcome of this matter is not predictable. Jublia® continues to be covered by seven remaining Orange Book-listed patents owned by the Company, which expire in the years 2028 through 2034. In August and September 2018, we received notices of the filing of a number of ANDAs with paragraph IV certification, and have timely filed patent infringement suits against these ANDA filers.
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
We believe that we have a well-established product portfolio that is diversified within our core businesses. We also believe that we have a robust pipeline that not only provides for the next generation of our existing products, but also brings new solutions into the market. Revenues for our Significant Seven were greater than $150 million in 2018 and approximately $75 million in 2017, as several of these products have only recently been launched. However, we believe the potential revenues for our Significant Seven to be substantial.
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

SELECTED FINANCIAL INFORMATION
Organic Revenues and Organic Growth Rates (non-GAAP)
Organic growth, a non-GAAP metric, is defined as a change on a period-over-period basis in revenues on a constant currency basis (if applicable) excluding the impact of recent acquisitions, divestitures and discontinuations. Organic revenue growth (non-GAAP) is growth in GAAP Revenue (its most directly comparable GAAP financial measure), adjusted for certain items, of businesses that have been owned for one or more years. The Company uses organic revenue (non-GAAP) and organic revenue growth (non-GAAP) to assess performance of its reportable segments, and the Company in total, without the impact of foreign currency exchange fluctuations and recent acquisitions, divestitures and product discontinuations. The Company believes that such measures are useful to investors as they provide a supplemental period-to-period comparison.
Organic revenue growth (non-GAAP) reflects adjustments for: (i) the impact of period-over-period changes in foreign currency exchange rates on revenues and (ii) the revenues associated with acquisitions, divestitures and discontinuations of businesses divested and/or discontinued. These adjustments are determined as follows:
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
Acquisitions, divestitures and discontinuations: In order to present period-over-period organic revenues (non-GAAP) on a comparable basis, revenues associated with acquisitions, divestitures and discontinuations are adjusted to include only revenues from those businesses and assets owned during both periods. Accordingly, organic revenue growth (non-GAAP) excludes from the current period, all revenues attributable to each acquisition for twelve months subsequent to the day of acquisition, as there are no revenues from those businesses and assets included in the comparable prior period. Organic revenue growth (non-GAAP) excludes from the prior period (but not the current period), all revenues attributable to each divestiture and discontinuance during the twelve months prior to the day of divestiture or discontinuance, as there are no revenues from those businesses and assets included in the comparable current period.
Please refer to the tables of organic revenues (non-GAAP) and organic revenue growth (non-GAAP) rates presented in the subsequent section titled “Reportable Segment Revenues and Profits” for a reconciliation of GAAP revenues to organic revenues (non-GAAP).
The following table provides selected unaudited financial information for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2019	2018	Change	2019	2018	Change
Revenues	$2,152	$2,128	$24	$4,168	$4,123	$45
Operating income (loss)	$257	$(245)	$502	$544	$(2,526)	$3,070
Loss before benefit from (provision for) income taxes	$(179)	$(734)	$555	$(301)	$(3,428)	$3,127
Net loss attributable to Bausch Health Companies Inc.	$(171)	$(873)	$702	$(223)	$(3,454)	$3,231

Basic and diluted loss per share attributable to Bausch Health Companies Inc.:	$(0.49)	$(2.49)	$2.00	$(0.63)	$(9.84)	$9.21
Financial Performance
Summary of the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Revenue for the three months ended June 30, 2019 and 2018 was $2,152 million and $2,128 million, respectively, an increase of $24 million, or 1%. The increase was primarily driven by: (i) higher net average realized pricing, (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, (iii) higher net volumes and (iv) an increase in other revenues. The increase in net average realized pricing was the result of higher gross selling prices, primarily in our Salix segment. The net increase in volumes was driven by our Bausch + Lomb/International segment. These increases in Revenue were partially offset by: (i) the unfavorable effect of foreign currencies, primarily in Europe and Asia and (ii) the impact of divestitures and discontinuations. The changes in our segment revenues and segment profits are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
Operating income for the three months ended June 30, 2019 was $257 million, as compared to an Operating loss for the three months ended June 30, 2018 of $245 million, respectively, an increase of $502 million and reflects, among other factors:

•
an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $26 million primarily due to: (i) higher gross selling prices, (ii) the incremental contribution of the sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, (iii) better inventory management and (iv) an increase in net volumes, partially offset by: (i) the unfavorable effect of foreign currencies, (ii) the impact of divestitures and discontinuations and (iii) higher third-party royalty costs;

•
an increase in Selling, general and administrative expenses (“SG&A”) of $9 million primarily due to: (i) higher selling, advertising and promotion expenses, (ii) costs in 2019 attributable to our IT infrastructure improvement projects and (iii) the impact of the acquisition of certain assets of Synergy. The increase was partially offset by: (i) the favorable impact of foreign currencies, (ii) lower compensation expense and (iii) lower costs related to professional services;

•	an increase in R&D of $23 million;

•
a decrease in Amortization of intangible assets of $253 million primarily due to: (i) the impact of the change in the estimated useful life of the Xifaxan® related intangible assets made in September 2018 to reflect management's changes in assumptions and (ii) lower amortization as a result of impairments to intangible assets in prior periods;

•
a decrease in Asset impairments of $288 million, primarily related to the decrease in forecasted sales during the three months ended June 30, 2018 for a certain product line facing generic competition; and

•
an increase in Other expense, net of $8 million primarily attributable to: (i) costs associated with an upfront payment to enter into an exclusive licensing agreement incurred in 2019 and (ii) an increase Litigation and other matters during the three months ended June 30, 2019.

Operating income for the three months ended June 30, 2019 was $257 million and Operating loss for the three months ended June 30, 2018 of $245 million, and included non-cash charges for Depreciation and amortization of intangible assets of $531 million and $784 million, Asset impairments of $13 million and $301 million and Share-based compensation of $27 million and $22 million for the three months ended June 30, 2019 and 2018, respectively.
Our Loss before benefit from (provision for) income taxes for the three months ended June 30, 2019 and 2018 was $179 million and $734 million, respectively, a decrease of $555 million. The decrease in our Loss before benefit from (provision for) income taxes is primarily attributable to: (i) the increase in our operating results of $502 million, as previously discussed, (ii) a decrease in Interest expense of $26 million as a result of lower principal amounts of outstanding debt partially offset by the effect of higher interest rates during the three months ended June 30, 2019, (iii) a decrease in Loss on extinguishment of debt of $15 million, and (iv) the net change in Foreign exchange and other of $12 million.
Net loss attributable to Bausch Health Companies Inc. for the three months ended June 30, 2019 and 2018 was $171 million and $873 million, respectively, an increase in our reported results of $702 million. The increase in our results was primarily due to: (i) the decrease in our Loss before benefit from (provision for) income taxes of $555 million, as previously discussed and (ii) the favorable change in Benefit from (provision for) income taxes of $147 million.
Summary of the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Revenue for the six months ended June 30, 2019 and 2018 was $4,168 million and $4,123 million, respectively, an increase of $45 million, or 1%. The increase was primarily driven by: (i) higher gross selling prices, (ii) higher net volumes, (iii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy and (iv) lower sales deductions. The higher gross selling prices was primarily in our Salix segment. The increase in net volumes was driven by our Bausch + Lomb/International segment. These increases in Revenue were partially offset by: (i) the unfavorable effect of foreign currencies, primarily in Europe and Asia and (ii) the impact of divestitures and discontinuations. The changes in our segment revenues and segment profits are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
Operating income for the six months ended June 30, 2019 was $544 million, as compared to Operating loss for the six months ended June 30, 2018 of $2,526 million, an increase in our reported results of $3,070 million and reflects, among other factors:

•
an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $86 million. The increase was primarily driven by: (i) higher gross selling prices and lower sales deductions, (ii) better inventory management, (iii) an increase in net volumes and (iv) the incremental contribution of the sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, partially offset by: (i) the unfavorable effect of foreign currencies and (ii) the impact of divestitures and discontinuations;

•
an increase in SG&A of $5 million primarily attributable to: (i) higher selling, advertising and promotion expenses, (ii) costs in 2019 attributable to our IT infrastructure improvement projects and (iii) the impact of the acquisition of certain assets of Synergy. The increase was partially offset by: (i) the favorable impact of foreign currencies, (ii) lower costs related to professional services and (iii) lower compensation expense;

•	an increase in R&D of $48 million;

•
a decrease in Amortization of intangible assets of $507 million primarily due to: (i) the impact of the change in the estimated useful life of the Xifaxan® related intangible assets made in September 2018 to reflect management's changes in assumptions and (ii) lower amortization as a result of impairments to intangible assets in prior periods;

•
a decrease in Goodwill impairments of $2,213 million, as a result of impairments in 2018 to the goodwill of our: (i) Salix reporting unit upon adopting the new guidance for goodwill impairment accounting at January 1, 2018 and (ii) Ortho Dermatologics reporting unit due to unforeseen changes in business dynamics during the three months ended March 31, 2018;

•	a decrease in Asset impairments of $329 million, primarily related to the decrease in forecasted sales in 2018 for a certain product line facing generic competition; and

•
a decrease in Other expense, net of $7 million primarily attributable to: (i) the net gain on sale of assets in 2019 and (ii) a decrease in Litigation and other matters. These decreases were partially offset by acquisition-related costs and costs associated with an upfront payment to enter into an exclusive licensing agreement incurred in 2019.

Operating income for the six months ended June 30, 2019 was $544 million and Operating loss for the six months ended June 30, 2018 of $2,526 million, and included non-cash charges for Depreciation and amortization of intangible assets of $1,063 million and $1,570 million, Goodwill impairments of $0 and $2,213 million, Asset impairments of $16 million and $345 million and Share-based compensation of $51 million and $43 million, respectively.
Our Loss before benefit from (provision for) income taxes for the six months ended June 30, 2019 and 2018 was $301 million and $3,428 million, respectively, a decrease of $3,127 million. The decrease in our Loss before benefit from (provision for) income taxes is primarily attributable to: (i) the increase in our operating results of $3,070 million, as previously discussed, (ii) a decrease in Interest expense of $36 million as a result of lower principal amounts of outstanding debt partially offset by the effect of higher interest rates during the six months ended June 30, 2019 and (iii) a decrease in Loss on extinguishment of debt of $35 million. The decrease in our Loss before benefit from (provision for) income taxes was partially offset by the net change in Foreign exchange and other of $15 million.
Net loss attributable to Bausch Health Companies Inc. for the six months ended June 30, 2019 and 2018 was $223 million and $3,454 million, respectively, an increase of $3,231 million. The increase in our results was primarily due to: (i) the decrease in our Loss before benefit from (provision for) income taxes of $3,127 million, as previously discussed and (ii) the favorable change in Benefit from (provision for) income taxes of $106 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Revenues
Product sales	$2,122	$2,100	$22	$4,111	$4,065	$46
Other revenues	30	28	2	57	58	(1)
	2,152	2,128	24	4,168	4,123	45
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	580	584	(4)	1,104	1,144	(40)
Cost of other revenues	14	10	4	27	23	4
Selling, general and administrative	651	642	9	1,238	1,233	5
Research and development	117	94	23	234	186	48
Amortization of intangible assets	488	741	(253)	977	1,484	(507)
Goodwill impairments	—	—	—	—	2,213	(2,213)
Asset impairments	13	301	(288)	16	345	(329)
Restructuring and integration costs	4	7	(3)	24	13	11
Acquisition-related contingent consideration	20	(6)	26	(1)	(4)	3
Other expense, net	8	—	8	5	12	(7)
	1,895	2,373	(478)	3,624	6,649	(3,025)
Operating income (loss)	257	(245)	502	544	(2,526)	3,070
Interest income	3	3	—	7	6	1
Interest expense	(409)	(435)	26	(815)	(851)	36
Loss on extinguishment of debt	(33)	(48)	15	(40)	(75)	35
Foreign exchange and other	3	(9)	12	3	18	(15)
Loss before benefit from (provision for) income taxes	(179)	(734)	555	(301)	(3,428)	3,127
Benefit from (provision for) income taxes	9	(138)	147	83	(23)	106
Net loss	(170)	(872)	702	(218)	(3,451)	3,233
Net income attributable to noncontrolling interest	(1)	(1)	—	(5)	(3)	(2)
Net loss attributable to Bausch Health Companies Inc.	$(171)	$(873)	$702	$(223)	$(3,454)	$3,231

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
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
Our revenue was $2,152 million and $2,128 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $24 million, or 1%. The increase was primarily driven by: (i) higher gross selling prices of $53 million, (ii) the incremental product sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, of $17 million, (iii) higher net volumes of $12 million and (iv) an increase in other revenues of $2 million. The increase in gross selling prices was primarily in our Salix segment. The increase in net volumes was driven by our Bausch + Lomb/International segment. The increases in our revenues were partially offset by: (i) the unfavorable effect of foreign currencies, primarily in Europe and Asia, of $38 million, (ii) the impact of divestitures and discontinuations of $16 million and (iii) net higher sales deductions of $6 million primarily in our Diversified Products segment, partially offset by lower sales deductions in our Salix segment.
Our segment revenues and segment profits for the three months ended June 30, 2019 and 2018 are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	2019		2018
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,473	100.0%	$3,630	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	202	5.8%	222	6.1%
Returns	45	1.3%	75	2.1%
Rebates	567	16.4%	695	19.1%
Chargebacks	487	14.0%	470	12.9%
Distribution fees	50	1.4%	68	1.9%
Total provisions	1,351	38.9%	1,530	42.1%
Net product sales	2,122	61.1%	2,100	57.9%
Other revenues	30		28
Revenues	$2,152		$2,128

Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 38.9% and 42.1% for the three months ended June 30, 2019 and 2018, respectively. The decrease in cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales was primarily driven by:

•
discounts and allowances as a percentage of gross product sales was lower primarily due to the impact from lower gross product sales and lower discount rates for Glumetza® authorized generic ("AG"), Xenazine® AG, Ofloxacin and Solodyn® AG. The lower discounts and allowances as a percentage of gross product sales was partially offset by the impact of: (i) the release of certain generics such as Uceris® AG and Elidel® AG and (ii) higher sales of Xifaxan®;

•
returns as a percentage of gross product sales was lower primarily due to the impact of: (i) lower return rates for products, such as Glumetza® SLX and Xifaxan® and (ii) lower sales of Isuprel®. The lower returns as a percentage of gross product sales was partially offset by the impact of the releases of certain generic products such as Solodyn® AG;

•
rebates as a percentage of gross product sales were lower primarily due to decreases in volumes for certain products which carry higher rebate rates such as Solodyn®, Elidel®, Retin-A Micro® 0.06%, and Jublia®. The decreases in year-over-year volumes were due in part to generic competition and the release of certain branded generics. These decreases were partially offset by the impact of: (i) increased sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of incremental rebates from contractual price increase limitations for promoted products, such as Xifaxan® and Siliq®, (ii) increased rebate rates for Apriso® and Diastat® and (iii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy;

•
chargebacks as a percentage of gross product sales were higher primarily due to the impact of: (i) higher gross product sales of Glumetza® SLX, Xifaxan® and Syprine® AG and (ii) the release of certain generics, such as Uceris® AG and Elidel® AG. The higher chargebacks as a percentage of gross product sales were partially offset by the impact of lower gross product sales of: (i) certain branded products, such as Isuprel® and Retin-A Micro® 0.06% and (ii) certain generic products, such as Xenazine® AG, Zegerid® AG and Ofloxacin; and

•
distribution service fees as a percentage of gross product sales were lower primarily due to the impact of lower gross product sales of certain branded products, such as Solodyn®, Uceris® Tablets and Elidel®, as a result of generic releases. The lower distribution service fees as a percentage of gross product sales were partially offset by the impact of: (i) higher sales of Xifaxan® and other branded products and (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy. No price appreciation credits were provided during the three months ended June 30, 2019 and 2018.

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
Cost of goods sold was $580 million and $584 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $4 million, or 1%. The decrease was primarily driven by: (i) the impact of divestitures and discontinuations and (ii) better inventory management. The decrease was partially offset by: (i) the incremental costs of sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, (ii) the increase in net volumes and (iii) higher third-party royalty costs.
Cost of goods sold as a percentage of product sales revenue was 27.3% and 27.8% for the three months ended June 30, 2019 and 2018, respectively, a decrease of 0.5 percentage points. Costs of goods sold as a percentage of revenue was favorably impacted as a result of: (i) the impact of divestitures and discontinuations, which generally had lower gross margins than the balance of our product portfolio and (ii) better inventory management. These factors were partially offset by the amortization of acquisition accounting adjustments related to the inventories we acquired as part of the acquisition of certain assets of Synergy.
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
SG&A expenses were $651 million and $642 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $9 million, or 1%. The increase was primarily driven by: (i) higher selling, advertising and promotion expenses, (ii) costs in 2019 attributable to our IT infrastructure improvement projects and (iii) the impact of the acquisition of certain assets of Synergy. The increase was partially offset by: (i) the favorable impact of foreign currencies, (ii) lower compensation expense and (iii) lower costs related to professional services.
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
R&D expenses were $117 million and $94 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $23 million, or 24%. R&D expenses as a percentage of Product revenue were approximately 6% and 4% for the three months ended June 30, 2019 and 2018, respectively, an increase of approximately 2 percentage points.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years.
Amortization of intangible assets was $488 million and $741 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $253 million. The decrease was primarily due to: (i) the impact of the change in the estimated useful life of the Xifaxan® related intangible assets made in September 2018 to reflect management's changes in assumptions and (ii) lower amortization as a result of impairments to intangible assets in prior periods. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
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
Asset impairments were $13 million and $301 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $288 million. Asset impairments for the three months ended June 30, 2019 primarily reflect decreases in forecasted sales of a certain product line due to generic competition. Asset impairments for the three months ended June 30, 2018 include impairments of: (i) $289 million reflecting decreases in forecasted sales for the Uceris® Tablet product and other product lines due to generic competition, (ii) $11 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and revisions to forecasted sales and (iii) $1 million related to assets being classified as held for sale.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to our intangible assets.
Restructuring and Integration Costs
Restructuring and integration costs were $4 million and $7 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $3 million. We have substantially completed the integration of the businesses acquired prior to 2016. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
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
Acquisition-related contingent consideration was a loss of $20 million for the three months ended June 30, 2019, and included net fair value adjustments of $15 million and accretion for the time value of money of $5 million. Acquisition-related contingent consideration was a gain of $6 million for the three months ended June 30, 2018, and included net fair value adjustments of $12 million, partially offset by accretion for the time value of money of $6 million.
Other Expense, Net
Other expense, net for the three months ended June 30, 2019 and 2018 consists of the following:

	Three Months Ended June 30,
(in millions)	2019	2018
Net loss on sale of assets	$1	$—
Acquisition-related costs	—	1
Litigation and other matters	1	(1)
Other, net	6	—
	$8	$—
Included in Other, net in the table above for the three months ended June 30, 2019, is $8 million of in-process research and development costs associated with the upfront payment to enter into an exclusive licensing agreement.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due and amortization of debt discounts and deferred financing costs on indebtedness under our credit facilities and notes.
Interest expense was $409 million and $435 million, and included non-cash amortization and write-offs of debt discounts and deferred financing costs of $15 million and $21 million, for the three months ended June 30, 2019 and 2018, respectively. Interest expense for the three months ended June 30, 2019 decreased $26 million, or 6%, as compared to the three months ended June 30, 2018, primarily due to lower principal amounts of outstanding long-term debt. The weighted average stated rates of interest as of June 30, 2019 and 2018 were 6.44% and 6.28%, respectively.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $33 million and $48 million for the three months ended June 30, 2019 and 2018, respectively, and is associated with a series of transactions which allowed us to refinance portions of our debt arrangements.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a gain of $3 million and a loss of $9 million for the three months ended June 30, 2019 and 2018, respectively, a favorable net change of $12 million. Foreign exchange gains/losses include translation gains/losses on intercompany loans, primarily on euro-denominated intercompany loans.

Income Taxes
Benefit from income taxes was $9 million and Provision for income taxes was $138 million for the three months ended June 30, 2019 and 2018, respectively, an increase in the Benefit from income taxes of $147 million.
Our effective income tax rate for the three months ended June 30, 2019 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) the net tax provision related to uncertain tax positions and (b) the adjustments for book to income tax return provisions.
Our effective income tax rate for the three months ended June 30, 2018 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of: (a) the tax consequences of internal restructuring efforts, (b) the net tax benefit related to the impairment of intangibles assets previously discussed and (c) the adjustments for book to income tax return provisions.
See Note 17, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
Since the second quarter of 2018 and consistent with how the Company’s CEO currently: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports; the Company operates in the following reportable segments: (i) Bausch + Lomb/International segment, (ii) Salix segment, (iii) Ortho Dermatologics segment and (iv) Diversified Products segment.
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
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, In-process research and development costs, Restructuring and integration costs, Acquisition-related contingent consideration costs and Other income, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 20, "SEGMENT INFORMATION" to our unaudited interim Consolidated Financial Statements for a reconciliation of segment profit to Loss before benefit from (provision for) income taxes.
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the three months ended June 30, 2019 and 2018. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019		2018		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$1,208	56%	$1,209	56%	$(1)	—%
Salix	509	24%	441	21%	68	15%
Ortho Dermatologics	122	6%	141	7%	(19)	(13)%
Diversified Products	313	14%	337	16%	(24)	(7)%
Total revenues	$2,152	100%	$2,128	100%	$24	1%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$337	28%	$350	29%	$(13)	(4)%
Salix	332	65%	292	66%	40	14%
Ortho Dermatologics	41	34%	58	41%	(17)	(29)%
Diversified Products	232	74%	259	77%	(27)	(10)%
Total segment profits	$942	44%	$959	45%	$(17)	(2)%
The following table presents organic revenue (non-GAAP) and the year-over-year changes in organic revenue (non-GAAP) for the three months ended June 30, 2019 and 2018 by segment. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “Selected Financial Information”.

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Acquisition	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Bausch + Lomb/International	$1,208	$37	$—	$1,245	$1,209	$(12)	$1,197	$48	4%
Salix	509	—	(17)	492	441	(3)	438	54	12%
Ortho Dermatologics	122	1	—	123	141	—	141	(18)	(13)%
Diversified Products	313	—	—	313	337	(1)	336	(23)	(7)%
Total	$2,152	$38	$(17)	$2,173	$2,128	$(16)	$2,112	$61	3%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product group representing 10% or more of its product sales. The Bausch + Lomb/International segment revenue was $1,208 million and $1,209 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $1 million, or less than 1%. The decrease was primarily attributable to: (i) the unfavorable effect of foreign currencies of $37 million primarily attributable to our revenues in Europe and Asia and (ii) the impact of divestitures and discontinuations of $12 million, primarily related to the divestiture and discontinuance of several products within our International Rx business. These decreases were mostly offset by: (i) an increase in volume of $27 million, primarily in our Global Consumer and Global Vision Care businesses, (ii) an increase in average realized pricing of $13 million primarily driven by our Global Ophtho Rx and International Rx businesses and (iii) an increase in other revenues of $8 million. The increase in volume in our Global Consumer business is primarily attributable to increased demand of Preservision®, Lumify® and Ocuvite®. The increase in volume in our Global Vision Care business is primarily attributable to our Biotrue® ONEday and Ultra® product lines in the U.S. and internationally. The increase in average realized pricing in our Global Ophtho Rx business is primarily attributable to Lotemax® and Prolensa® in the U.S.

Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for three months ended June 30, 2019 and 2018 was $337 million and $350 million, respectively, a decrease of $13 million, or 4%. The decrease was primarily driven by: (i) higher advertising and promotion expenses primarily due to Lumify®, (ii) higher R&D expenses and (iii) the unfavorable effect of foreign currencies. The decrease was partially offset by: (i) the increases in average realized pricing, volumes and other revenues as previously discussed and (ii) better inventory management.
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for 70% and 67% of the Salix segment product sales and 17% and 14% of the Company's product sales for the three months ended June 30, 2019 and 2018, respectively. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the three months ended June 30, 2019 and 2018 was $509 million and $441 million, respectively, an increase of $68 million, or 15%. The increase includes: (i) an increase in average realized pricing of $47 million primarily attributable to higher gross selling prices for Xifaxan® and lower sales deductions for Xifaxan® and Glumetza® SLX, (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, of $17 million and (iii) an increase in volume of $7 million primarily attributable to increased demand for Xifaxan® and Glumetza® SLX, partially offset by the decrease in demand for Uceris® due to loss of exclusivity. These increases in revenue were partially offset by the impact of divestitures and discontinuations of $3 million. Although average realized pricing and volumes associated with Glumetza® SLX increased for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018, we are expecting near term pricing pressures for this product as a result of its loss of exclusivity.
Salix Segment Profit
The Salix segment profit for the three months ended June 30, 2019 and 2018 was $332 million and $292 million, respectively, an increase of $40 million, or 14%. The increase was primarily driven by a net increase in contribution as a result of: (i) the increases in average realized pricing and net volume, as previously discussed and (ii) gross profit from the sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy. The increase in segment profit was partially offset by higher selling, advertising and promotion expenses primarily related to our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy and increased advertising for Xifaxan®.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment revenue for the three months ended June 30, 2019 and 2018 was $122 million and $141 million, respectively a decrease of $19 million, or 13%. The decrease includes: (i) a decrease in volume of $16 million, (ii) a decrease in other revenues of $6 million and (iii) the unfavorable effect of foreign currencies of $1 million. The decrease in volume is primarily due to: (i) the impact of generic competition as certain products lost exclusivity, including Elidel®, Solodyn® and Zovirax® and (ii) decreased demand for Onexton® and Jublia®, partially offset by the increased demand of Thermage FLX®, Siliq® and Clindagel®. These decreases were partially offset by an increase in average realized pricing of $4 million as a result of lower sales deductions primarily attributable to Jublia®.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the three months ended June 30, 2019 and 2018 was $41 million and $58 million, respectively, a decrease of $17 million, or 29%. The decrease was primarily driven by a decrease in contribution as a result of the decrease in revenue, as previously discussed, partially offset by lower compensation costs.

Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019		2018		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$61	19%	$67	20%	$(6)	(9)%
Arestin®	21	7%	26	8%	(5)	(19)%
Aplenzin®	21	7%	13	4%	8	62%
Elidel® AG	16	5%	—	—%	16	100%
Uceris® AG	15	5%	—	—%	15	100%
Migranal® Franchise	13	4%	15	4%	(2)	(13)%
Cuprimine®	12	4%	18	5%	(6)	(33)%
Xenazine® Franchise	11	4%	15	4%	(4)	(27)%
Ativan®	10	3%	13	4%	(3)	(23)%
Tobramycin/Dexamethasone	9	3%	8	2%	1	13%
Other product revenues	121	38%	159	48%	(38)	(24)%
Other revenues	3	1%	3	1%	—	—%
Total Diversified Products revenues	$313	100%	$337	100%	$(24)	(7)%
The Diversified Products segment revenue for the three months ended June 30, 2019 and 2018 was $313 million and $337 million, respectively, a decrease of $24 million, or 7%. The decrease was primarily driven by: (i) a decrease in average realized pricing of $17 million, (ii) a decrease in volume of $6 million and (iii) the impact of divestitures and discontinuations of $1 million. The decrease in average realized pricing was primarily driven by higher sales deductions in our Generics business, primarily attributable to Syprine® AG, Glumetza® AG, Targretin® AG and Diastat® AG. The decrease in volume was primarily attributable to our Neurology and Other business, as certain products lost exclusivity, including Isuprel®, Mephyton®, Cuprimine® and Xenazine®. These decreases in volume were partially offset by increased volumes in our Generics business, primarily due to the launches of Elidel® AG (December 2018) and Uceris® AG (July 2018).
Diversified Products Segment Profit
The Diversified Products segment profit for three months ended June 30, 2019 and 2018 was $232 million and $259 million, respectively, a decrease of $27 million, or 10% and was primarily driven by: (i) the decrease in volume, as previously discussed, (ii) higher compensation costs and (iii) higher professional fees, partially offset by: (i) better inventory management and (ii) lower third-party royalty costs.
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Revenues
Our revenue was $4,168 million and $4,123 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $45 million, or 1%. The increase was primarily driven by: (i) higher gross selling prices of $101 million, (ii) higher volumes of $48 million, (iii) the incremental product sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy of $23 million and (iv) lower sales deductions of $4 million. The increase in net pricing was primarily in our Salix segment. The net increase in volumes was driven by our Bausch + Lomb/International segment. The increases in our revenues were partially offset by: (i) the unfavorable effect of foreign currencies, primarily in Europe and Asia, of $97 million and (ii) the impact of divestitures and discontinuations of $34 million.
Our segment revenues and segment profits for the six months ended June 30, 2019 and 2018 are discussed in further detail in the subsequent section titled "Reportable Segment Revenues and Profits".

Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019		2018
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$6,723	100.0%	$7,027	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	406	6.0%	406	5.8%
Returns	78	1.2%	163	2.3%
Rebates	1,100	16.4%	1,330	18.9%
Chargebacks	930	13.8%	947	13.5%
Distribution fees	98	1.5%	116	1.7%
Total provisions	2,612	38.9%	2,962	42.2%
Net product sales	4,111	61.1%	4,065	57.8%
Other revenues	57		58
Revenues	$4,168		$4,123
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 38.9% and 42.2% for the six months ended June 30, 2019 and 2018, respectively. Changes in cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were primarily driven by:

•
discounts and allowances as a percentage of gross product sales was higher primarily due to the sales mix of our generics business. The release of certain generics, such as Elidel® AG and Uceris® AG, and increases in gross product sales of higher discounted products, such as Glumetza® AG, drove the increase despite the year-over-year decrease in the discount rate for Glumetza® AG. These increases were partially offset by the impact of lower sales of other higher discounted generics, such as Xenazine® AG and Targretin® AG;

•
returns as a percentage of gross product sales was lower primarily due to the impact of: (i) lower return rates for products, such as Glumetza® SLX, Mephyton® and Xifaxan® and (ii) lower gross product sales of Isuprel® and Mephyton® as a result of generic competition;

•
rebates as a percentage of gross product sales were lower primarily due to decreases in volumes for certain products which carry higher rebate rates such as Solodyn®, Elidel®, Jublia® and Retin-A Micro® 0.06%. The decreases in year-over-year volumes were due in part to generic competition. The lower rebates as a percentage of gross product sales were partially offset by the impact of: (i) increased gross product sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of incremental rebates from contractual price increase limitations for promoted products, such as Xifaxan® and Apriso® and (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy;

•
chargebacks as a percentage of gross product sales were higher primarily due to the impact of: (i) higher gross product sales of Glumetza® AG, Xifaxan®, Glumetza® SLX and Syprine® AG and (ii) the release of certain generics, such as Elidel® AG and Uceris® AG. The higher chargebacks as a percentage of gross product sales were partially offset by the impact of lower gross product sales of certain branded products, such as Isuprel® and Nifediac, and certain generic products, such as Xenazine® AG and Zegerid® AG; and

•
distribution service fees as a percentage of gross product sales were lower primarily due to the impact of lower gross product sales of Solodyn®, Targretin®, Isuprel® and Elidel®. The lower distribution service fees as a percentage of gross product sales were partially offset by the impact of: (i) higher sales of Xifaxan® and Apriso® and other branded products and (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy. Price appreciation credits, which are offset against the distribution service fees we pay wholesalers, were $0 and $15 million during the six months ended June 30, 2019 and 2018, respectively.

Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $1,104 million and $1,144 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of $40 million, or 3%. The decrease was primarily driven by: (i) the favorable impact of foreign currencies, (ii) the impact of divestitures and discontinuations, (iii) better inventory management and (iv) lower third-party royalty costs, partially offset by: (i) the net increase in volumes and (ii) the incremental costs of sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy.
Cost of goods sold as a percentage of product sales revenue was 26.9% and 28.1% for the six months ended June 30, 2019 and 2018, respectively, a decrease of 1.2 percentage point. Costs of goods sold as a percentage of revenue was favorably impacted as a result of: (i) higher gross selling prices and lower sales deductions, (ii) better inventory management and (iii) the impact of divestitures and discontinuations, which generally had lower gross margins than the balance of our product portfolio. These factors were partially offset by the amortization of acquisition accounting adjustments related to the inventories we acquired as part of the acquisition of certain assets of Synergy.
Selling, General and Administrative Expenses
SG&A expenses were $1,238 million and $1,233 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $5 million, or less than 1%. The increase was primarily driven by: (i) higher selling, advertising and promotion expenses, (ii) costs in 2019 attributable to our IT infrastructure improvement projects and (iii) the impact of the acquisition of certain assets of Synergy. The increase was partially offset by: (i) the favorable impact of foreign currencies, (ii) lower compensation expense and (iii) lower costs related to professional services;
Research and Development
R&D expenses were $234 million and $186 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $48 million, or 26%. R&D expenses as a percentage of Product revenue were approximately 6% and 5% for the six months ended June 30, 2019 and 2018, respectively, an increase of 1 percentage point.
Amortization of Intangible Assets
Amortization of intangible assets was $977 million and $1,484 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of $507 million, or 34%. The decrease was primarily due to: (i) the impact of the change in the estimated useful life of the Xifaxan® related intangible assets made in September 2018 to reflect management's changes in assumptions and (ii) lower amortization as a result of impairments to intangible assets in prior periods. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
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
Goodwill impairments were $0 and $2,213 million for the six months ended June 30, 2019 and 2018, respectively.
March 31, 2018
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
As of October 1, 2017, the date of the 2017 annual goodwill impairment test, the fair value of the Ortho Dermatologics reporting unit exceeded its carrying value. However, at January 1, 2018, unforeseen changes in the business dynamics of the Ortho Dermatologics reporting unit, such as: (i) changes in the dermatology sector, (ii) increased pricing pressures from third-

party payors, (iii) additional risks to the exclusivity of certain products and (iv) an expected longer launch cycle for a new product, were factors that negatively impacted the reporting unit's operating results beyond management's expectations as of October 1, 2017, when the Company performed its 2017 annual goodwill impairment test. In response to these adverse business indicators, as of January 1, 2018, the Company reduced its near and long term financial projections for the Ortho Dermatologics reporting unit. As a result of the reductions in the near and long term financial projections, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at January 1, 2018 and the Company recognized a goodwill impairment of $243 million.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements for additional details regarding our goodwill impairment testing.
Asset Impairments
Asset impairments were $16 million and $345 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of $329 million. Asset impairments for the six months ended June 30, 2019 include impairments of: (i) $13 million reflecting decreases in forecasted sales of a certain product line due to generic competition and (ii) $3 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses. Asset impairments for the six months ended June 30, 2018 include impairments of: (i) $323 million reflecting decreases in forecasted sales for the Uceris® Tablet product and other product lines due to generic competition, (ii) $17 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and revisions to forecasted sales and (iii) $5 million related to assets being classified as held for sale.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to our intangible assets.
Restructuring and Integration Costs
Restructuring and integration costs were $24 million and $13 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $11 million. We have substantially completed the integration of the businesses acquired prior to 2016. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
See Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our unaudited interim Consolidated Financial Statements for further details regarding these actions.
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration was a net gain of $1 million for the six months ended June 30, 2019 and included net fair value adjustments of $12 million, partially offset by accretion for the time value of money of $11 million. Acquisition-related contingent consideration was a net gain of $4 million for the six months ended June 30, 2018, and included net fair value adjustments of $16 million, partially offset by accretion for the time value of money of $12 million.
See Note 6, "FAIR VALUE MEASUREMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Other Expense, Net
Other expense, net for the six months ended June 30, 2019 and 2018 consists of the following:

	Six Months Ended June 30,
(in millions)	2019	2018
Net gain on sale of assets	$(9)	$—
Acquisition-related costs	8	1
Litigation and other matters	3	10
Other, net	3	1
	$5	$12

Included in Other, net in the table above for the six months ended June 30, 2019, is $8 million of in-process research and development costs associated with the upfront payment to enter into an exclusive licensing agreement.
Non-Operating Income and Expense
Interest Expense
Interest expense was $815 million and $851 million and included non-cash amortization and write-offs of debt discounts and deferred financing costs of $32 million and $44 million for the six months ended June 30, 2019 and 2018, respectively. Interest expense decreased $36 million, or 4%, primarily due to lower principal amounts of outstanding long-term debt. The weighted average stated rates of interest as of June 30, 2019 and 2018 were 6.44% and 6.28%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $40 million and $75 million for the six months ended June 30, 2019 and 2018, respectively, associated with a series of transactions which allowed us to refinance portions of our debt arrangements.
Foreign Exchange and Other
Foreign exchange and other was a net gain of $3 million and $18 million for the six months ended June 30, 2019 and 2018, respectively, an unfavorable net change of $15 million. Foreign exchange gains/losses include translation gains/losses on intercompany loans, primarily on euro-denominated intercompany loans.
Income Taxes
Benefit from income taxes was $83 million for the six months ended June 30, 2019 compared to a Provision for income taxes of $23 million for the six months ended June 30, 2018, an increase in the Benefit from income taxes of $106 million.
Our effective income tax rate for the six months ended June 30, 2019 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) the net tax benefit related to uncertain tax positions and (b) the adjustments for book to income tax return provisions.
Our effective income tax rate for the six months ended June 30, 2018 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of: (a) the tax consequences of internal restructuring efforts, (b) the net tax benefit related to the impairment of intangibles assets previously discussed and (c) the adjustments for book to income tax return provisions.
See Note 17, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.

Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the six months ended June 30, 2019 and 2018. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019		2018		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$2,326	56%	$2,312	56%	$14	< 1%
Salix	954	23%	863	21%	91	11%
Ortho Dermatologics	260	6%	281	7%	(21)	(7)%
Diversified Products	628	15%	667	16%	(39)	(6)%
Total revenues	$4,168	100%	$4,123	100%	$45	1%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$656	28%	$647	28%	$9	1%
Salix	620	65%	564	65%	56	10%
Ortho Dermatologics	98	38%	102	36%	(4)	(4)%
Diversified Products	468	75%	499	75%	(31)	(6)%
Total segment profits	$1,842	44%	$1,812	44%	$30	2%
The following table presents organic revenue (non-GAAP) and the year-over-year changes in organic revenue (non-GAAP) for the six months ended June 30, 2019 and 2018 by segment. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “Selected Financial Information”.

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Acquisition	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Bausch + Lomb/International	$2,326	$95	$—	$2,421	$2,312	$(26)	$2,286	$135	6%
Salix	954	—	(23)	931	863	(6)	857	74	9%
Ortho Dermatologics	260	2	—	262	281	—	281	(19)	(7)%
Diversified Products	628	—	—	628	667	(2)	665	(37)	(6)%
Total	$4,168	$97	$(23)	$4,242	$4,123	$(34)	$4,089	$153	4%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment revenue was $2,326 million and $2,312 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $14 million, or less than 1%. The increase was primarily attributable to: (i) an increase in volume of $107 million, primarily in our Global Vision Care and Global Consumer businesses, (ii) an increase in average realized pricing of $20 million primarily driven by our Global Ophtho Rx and International Rx businesses and (iii) an increase in other revenues of $8 million. The increase in volume in our Global Vision Care business is primarily attributable to our Biotrue® ONEday and Ultra® product lines in the U.S. and internationally. The increase in volume in our Global Consumer business is primarily attributable to the launch of Lumify® (May 2018) and sales of Preservision® and Ocuvite®. The increase in average realized pricing in our Global Ophtho Rx business is primarily attributable to Lotemax®, Vyzulta® and Prolensa®. The increase was partially offset by: (i) the unfavorable effect of foreign currencies of $95 million primarily attributable to our revenues in Europe, Asia and Latin America and (ii) the impact of divestitures and discontinuations of $26 million, primarily related to the divestiture and discontinuance of several products within our International Rx business.

Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for the six months ended June 30, 2019 and 2018 was $656 million and $647 million, respectively, an increase of $9 million, or 1%. The increase was primarily driven by an increase in contribution as a result of: (i) the increase in average realized pricing as previously discussed and (ii) better inventory management. The increase was partially offset by: (i) higher advertising and promotion expenses primarily due to the launch of Lumify®, (ii) higher R&D expenses and (iii) the unfavorable effect of foreign currencies.
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for 69% and 66% of the Salix segment product sales and 16% and 14% of the Company's product sales for the six months ended June 30, 2019 and 2018, respectively. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the six months ended June 30, 2019 and 2018 was $954 million and $863 million, respectively, an increase of $91 million, or 11%. The increase includes: (i) an increase in average realized pricing of $72 million primarily attributable to higher gross selling prices and lower sales deductions for Xifaxan®, (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, of $23 million and (iii) an increase in volume of $2 million primarily attributable to increased demand for Xifaxan® and Glumetza® SLX, partially offset by the decrease in demand for Uceris® due to loss of exclusivity. The increase in revenue was partially offset by the impact of divestitures and discontinuations of $6 million.
Salix Segment Profit
The Salix segment profit for the six months ended June 30, 2019 and 2018 was $620 million and $564 million, respectively, an increase of $56 million, or 10%. The increase was primarily driven by: (i) a net increase in contribution as a result of the increases in average realized pricing, as previously discussed and (ii) gross profit from the sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy. The increase in segment profit was partially offset by higher selling, advertising and promotion expenses.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment revenue for the six months ended June 30, 2019 and 2018 was $260 million and $281 million, respectively, a decrease of $21 million, or 7%. The decrease includes: (i) a decrease in volume of $36 million, (ii) a decrease in other revenues of $7 million and (iii) the unfavorable effect of foreign currencies of $2 million. The decrease in volume is primarily due to: (i) the impact of generic competition as certain products lost exclusivity, including Elidel®, Solodyn® and Zovirax® and (ii) decreased demand for Onexton®, Targretin®, Jublia® and Retin-A Micro® 0.08%, partially offset by the increased demand of Thermage FLX® and Siliq®. The decrease was partially offset by an increase in average realized pricing of $24 million as a result of lower sales deductions primarily attributable to Jublia®, Retin-A Micro® 0.06%, Onexton® and Retin-A Micro® 0.08%.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the six months ended June 30, 2019 and 2018 was $98 million and $102 million, respectively, a decrease of $4 million, or 4%. The decrease was primarily driven by a decrease in contribution as a result of the decrease in revenue, as previously discussed, partially offset by decreases in: (i) selling expenses and (ii) professional fees.

Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019		2018		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$119	19%	$129	19%	$(10)	(8)%
Arestin®	42	7%	50	7%	(8)	(16)%
Aplenzin®	37	6%	25	4%	12	48%
Cuprimine®	37	6%	34	5%	3	9%
Ativan®	25	4%	26	4%	(1)	(4)%
Migranal® Franchise	25	4%	26	4%	(1)	(4)%
Elidel® AG	21	3%	—	—%	21	100%
Uceris® AG	20	3%	—	—%	20	100%
Xenazine®	18	3%	29	4%	(11)	(38)%
Tobramycin/Dexamethasone	16	3%	13	2%	3	23%
Other product revenues	263	41%	328	50%	(65)	(20)%
Other revenues	5	1%	7	1%	(2)	(29)%
Total Diversified Products revenues	$628	100%	$667	100%	$(39)	(6)%
The Diversified Products segment revenue for the six months ended June 30, 2019 and 2018 was $628 million and $667 million, respectively, a decrease of $39 million, or 6%. The decrease was primarily driven by: (i) a decrease in volume of $25 million, (ii) a decrease in average realized pricing of $11 million, (iii) the impact of divestitures and discontinuations of $2 million and (iv) a decrease in other revenues of $1 million. The decrease in volume was primarily attributable to: (i) the impact of generic competition as certain products lost exclusivity, including Isuprel®, Mephyton®, Xenazine® and Syprine® and (ii) decreased demand for Wellbutrin®. These decreases in volume were partially offset by increased volumes in our Generics business, primarily due to the launches of Elidel® AG (December 2018) and Uceris® AG (July 2018). The decrease in average realized pricing related to our Generics business, is primarily attributable to the impact of generic competition for Glumetza® AG, Syprine® AG, Targretin® AG, Cardizem® AG and Mephyton® AG, partially offset by an increase in pricing in our Neurology and Other business.
Diversified Products Segment Profit
The Diversified Products segment profit for the six months ended June 30, 2019 and 2018 was $468 million and $499 million, respectively, a decrease of $31 million, or 6% and was primarily driven by: (i) the decrease in volume, as previously discussed and (ii) higher selling expenses, partially offset by: (i) lower third-party royalty costs and (ii) better inventory management.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
(in millions)	2019	2018	Change
Net loss	$(218)	$(3,451)	$3,233
Adjustments to reconcile net loss to net cash provided by operating activities	1,093	4,048	(2,955)
Cash provided by operating activities before changes in operating assets and liabilities	875	597	278
Changes in operating assets and liabilities	(123)	63	(186)
Net cash provided by operating activities	752	660	92
Net cash used in investing activities	(261)	(139)	(122)
Net cash used in financing activities	(338)	(465)	127
Effect of exchange rate on cash and cash equivalents	4	(15)	19
Net increase in cash, cash equivalents and restricted cash	157	41	116
Cash, cash equivalents and restricted cash, beginning of period	723	797	(74)
Cash, cash equivalents and restricted cash, end of period	$880	$838	$42
Operating Activities
Net cash provided by operating activities was $752 million and $660 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $92 million. The increase was attributable to the increase in Cash provided by operating activities before changes in operating assets and liabilities partially offset by the decrease in cash from Changes in operating assets and liabilities.
Cash provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2019 and 2018 was $875 million and $597 million, respectively, an increase of $278 million. The increase is primarily attributable to: (i) Payments of accrued legal settlements during 2018 not recurring in 2019 and (ii) higher revenues, improved gross margins and cash expense reductions in 2019 as compared to 2018 as previously discussed. During the six months ended June 30, 2018, Payments of accrued legal settlements were $220 million and were primarily related to the settlements of the Solodyn Antitrust Class Actions, the Allergan Shareholder Class Actions and other matters.
Changes in operating assets and liabilities resulted in a net decrease in cash of $123 million for the six months ended June 30, 2019, as compared to the net increase in cash of $63 million for the six months ended June 30, 2018, a decrease of $186 million. During the six months ended June 30, 2019, Changes in operating assets and liabilities was negatively impacted by: (i) the build-up of inventories of $121 million and (ii) the timing of other payments in the ordinary course of business, partially offset by the collection of trade receivables of $56 million. For the six months ended June 30, 2018, Changes in operating assets and liabilities was positively impacted by the collection of trade receivables of $128 million partially offset by the timing of other payments in the ordinary course of business.
Investing Activities
Net cash used in investing activities was $261 million for the six months ended June 30, 2019 and was driven by: (i) Acquisition of businesses, net of cash acquired of $180 million, related to the acquisition of certain assets of Synergy, and (ii) Purchases of property, plant and equipment of $109 million. Net cash used in investing activities was partially offset by Proceeds from sale of assets and businesses, net of costs to sell of $33 million, primarily related to the receipt of a milestone payment associated with a prior year divestiture.
Net cash used in investing activities was $139 million for the six months ended June 30, 2018 and was driven by: (i) Purchases of property, plant and equipment of $63 million and (ii) Payments for intangible and other assets previously acquired of $75 million.
Financing Activities
Net cash used in financing activities was $338 million for the six months ended June 30, 2019 and was primarily driven by the net reduction in our debt portfolio. Repayments of debt for the six months ended June 30, 2019 were $3,503 million and consisted of: (i) repayments of principal amounts due under our Senior Notes of $3,000 million, (ii) repayments of term loans under our Senior Secured Credit Facilities of $328 million and (iii) repayments of our revolving credit facility of $175 million. Net proceeds from the issuances of long-term debt for the six months ended June 30, 2019 was $3,243 million and included the net proceeds of: (i) $1,019 million from the issuance of $1,000 million in principal amount of January 2027 Unsecured Notes, (ii) $741 million from the issuance of $750 million in principal amount of January 2028 Unsecured Notes, (iii) $741 million from the issuance of $750 million in principal amount of May 2029 Unsecured Notes, (iv) $493 million from the issuance of $500 million in principal amount of August 2027 Secured Notes and (v) $250 million of borrowings under our revolving credit facilities. Net proceeds from the issuances of long-term debt is net of $1 million in payments we made in 2019 for issuance costs associated with long-term debt issued in previous years. Payments of financing costs associated with the refinancing of certain debt was $26 million.
Net cash used in financing activities was $465 million for the six months ended June 30, 2018 and was primarily driven by the net reduction in our debt portfolio. Repayments of debt for the six months ended June 30, 2018 were $7,836 million and consisted of: (i) repayments of term loans under our Senior Secured Credit Facilities of $3,521 million, (ii) repayments of principal amounts due under our Senior Notes of $3,640 million, (iii) refinancing $500 million of outstanding amounts under our 2020 Revolving Credit Facility with our 2023 Revolving Credit Facility and (iv) repayments of our revolving credit facilities of $175 million. Net proceeds from the issuances of long-term debt for the six months ended June 30, 2018 was $7,474 million and included: (i) the net proceeds of: (a) $4,509 million from the issuance of $4,565 million in principal amount of June 2025 Term Loan B Facility, (b) $1,481 million from the issuance of $1,500 million in principal amount of 9.25% Senior Unsecured Notes due April 2026 and (c) $740 million from the issuance of $750 million in principal amount of January 2027 Unsecured Notes, (ii) refinancing $500 million of outstanding amounts under our revolving credit facility set to expire in April 2020 with our 2023 Revolving Credit Facility and (iii) $250 million of borrowings under our revolving credit facilities.  Net proceeds from the issuances of long-term debt is net of $6 million in payments we made in 2018 for issuance costs associated with certain senior unsecured notes issued during the second half of 2017. Payments of financing costs associated with the refinancing of certain debt was $59 million.
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
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $24,079 million and $24,305 million as of June 30, 2019 and December 31, 2018, respectively. Aggregate contractual principal amounts due under our debt obligations were $24,369 million and $24,632 million as of June 30, 2019 and December 31, 2018, respectively, a decrease of $263 million during the six months ended June 30, 2019.
Debt repayments - During the six months ended June 30, 2019, we repaid approximately $250 million of long-term debt, net of borrowings under our 2023 Revolving Credit Facility. Repayments of long-term debt during the six months ended June 30, 2019 included: (i) $253 million of the June 2025 Term Loan B Facility and (ii) $75 million of the November 2025 Term Loan B Facility. Net borrowings under our 2023 Revolving Credit Facility of $75 million were primarily used for the payment of interest due in April 2019 and other short-term capital needs.
Refinancing - In March and May 2019, we accessed the credit markets and completed a series of transactions, whereby we extended approximately $3,000 million in aggregate maturities of certain debt obligations due to mature in December 2021 through May 2023, out to January 2027 through May 2029.
On March 8, 2019, we issued: (i) $1,000 million aggregate principal amount of January 2027 Unsecured Notes and (ii) $500 million aggregate principal amount of August 2027 Secured Notes in a private placement. A portion of the net proceeds of the January 2027 Unsecured Notes and August 2027 Secured Notes were used to: (i) repurchase the remaining $700 million outstanding principal amount of December 2021 Unsecured Notes, (ii) repurchase $584 million of May 2023

Unsecured Notes, (iii) repurchase $216 million of March 2023 Unsecured Notes and (iv) pay all fees and expenses associated with these transactions.
On May 23, 2019, we issued: (i) $750 million aggregate principal amount of January 2028 Unsecured Notes and (ii) $750 million aggregate principal amount of May 2029 Unsecured Notes in a private placement. The net proceeds and cash on hand were used to: (i) repurchase $1,118 million of May 2023 Unsecured Notes, (ii) repurchase $382 million of March 2023 Unsecured Notes and (iii) pay all fees and expenses associated with these transactions.
Maturities and mandatory payments of our debt obligations through December 31, 2024 and thereafter, as of June 30, 2019 compared with those as of December 31, 2018 were as follows:

(in millions)	June 30, 2019	December 31, 2018
2019	$4	$228
2020	203	303
2021	303	1,003
2022	1,553	1,553
2023	4,109	6,348
2024	2,303	2,303
2025	10,632	10,632
2026 - 2029	5,262	2,262
Gross maturities	$24,369	$24,632
On August 1, 2019, we repaid $100 million of long-term debt, which included: (i) $81 million of the June 2025 Term Loan B Facility and (ii) $19 million of the November 2025 Term Loan B Facility. These transactions are not reflected in the table above and are therefore included as due during 2020.
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended, (the “Third Amended Credit Agreement”) with a syndicate of financial institutions and investors, as lenders. As of January 1, 2018, the Third Amended Credit Agreement, as amended, provided for: (i) $1,500 million of revolving credit facilities, which included a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans and (ii) a series of tranche B term loans maturing on April 1, 2022 (the "Series F Tranche B Term Loan Facility").
On June 1, 2018, the Company entered into a Restatement Agreement in respect of a Fourth Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”).
On November 27, 2018, the Company entered into the First Incremental Amendment to the Restated Credit Agreement which provided the November 2025 Term Loan B Facility of $1,500 million.
As of June 30, 2019, the Company had $150 million outstanding borrowings, $169 million of issued and outstanding letters of credit and remaining availability of $906 million under its 2023 Revolving Credit Facility.
Current Description of Senior Secured Credit Facilities
Borrowings under the Senior Secured Credit Facilities in U.S. dollars bear interest at a rate per annum equal to, at the Company's option, either: (i) a base rate determined by reference to the highest of: (a) the prime rate (as defined in the Restated Credit Agreement), (b) the federal funds effective rate plus 1/2 of 1.00% and (c) the eurocurrency rate (as defined in the Restated Credit Agreement) for a period of one month plus 1.00% (or if such eurocurrency rate shall not be ascertainable, 1.00%) or (ii) a eurocurrency rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (provided however, that the eurocurrency rate shall at no time be less than 0.00% per annum), in each case plus an applicable margin.
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
As of June 30, 2019, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 5.41% and 5.16% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2019, the aggregate remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $1,530 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of June 30, 2019, the stated rate of interest on the 2023 Revolving Credit Facility was 5.42% per annum. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
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
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $2,674 million and total liabilities of $1,196 million as of June 30, 2019, and revenues of $720 million and operating income of $68 million for the six months ended June 30, 2019.
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
7.00% Senior Unsecured Notes due 2028 and 7.25% Senior Unsecured Notes due 2029 - May 2019 Refinancing Transactions
On May 23, 2019, the Company issued: (i) $750 million aggregate principal amount of January 2028 Unsecured Notes and (ii) $750 million aggregate principal amount of May 2029 Unsecured Notes, respectively, in a private placement, the net proceeds of which, and cash on hand, were used to: (i) repurchase $1,118 million of May 2023 Unsecured Notes, (ii) repurchase $382 million of March 2023 Unsecured Notes and (iii) pay all fees and expenses associated with these transactions. Interest on the January 2028 Unsecured Notes is payable semi-annually in arrears on each January 15 and July 15. Interest on the May 2029 Unsecured Notes is payable semi-annually in arrears on each May 30 and November 30.
The January 2028 Unsecured Notes and the May 2029 Unsecured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2023 and May 30, 2024, respectively, at the redemption prices set forth in the respective indenture. The Company may redeem some or all of the January 2028 Unsecured Notes or the May 2029 Unsecured Notes prior to January 15, 2023 and May 30, 2024, respectively, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to July 15, 2022, and May 30, 2022, the Company may redeem up to 40% of the aggregate principal amount of the January 2028 Unsecured Notes or the May 2029 Unsecured Notes, respectively, using the proceeds of certain equity offerings at the redemption price set forth in the respective indenture.
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
During 2017, 2018 and through the six months ended June 30, 2019, the Company completed several actions which included using cash flows from operations to repay debt and refinancing debt with near term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with the financial maintenance covenant. As of June 30, 2019, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of this Form 10-Q, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations over that same period.
The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenant and take other actions to reduce its debt levels to align with the Company’s long-term strategy. The Company may consider taking other actions, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenant and meeting its debt service obligations.
Weighted Average Interest Rate
The weighted average stated rate of interest of the Company's outstanding debt as of June 30, 2019 and December 31, 2018 was 6.44% and 6.23%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Credit Ratings
As of August 6, 2019, the credit ratings and outlook from Moody's, Standard & Poor's and Fitch for certain outstanding obligations of the Company were as follows:

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
In addition to our working capital requirements, as of June 30, 2019, we expect our primary cash requirements during the remainder of 2019 to be as follows:

•
Debt service—We expect to make principal and interest payments of approximately $864 million during the remainder of 2019, which includes the $100 million in principal prepayments we made on August 1, 2019, that reduces the scheduled maturity payments of our term loan facilities in 2020. As a result of prepayments and a series of refinancing transactions we have reduced and extended the maturities of a substantial portion of our long-term debt. As of the date of this filing, scheduled principal repayments of our debt obligations through 2021 are approximately $410 million. We may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our 2023 Revolving Credit Facility to meet business needs;

•
IT Infrastructure Investment—We expect to make payments of approximately $53 million for licensing, maintenance and other costs associated with our IT infrastructure improvement projects during the remainder of 2019;

•	Capital expenditures—We expect to make payments of approximately $165 million for property, plant and equipment during the remainder of 2019;

•	Contingent consideration payments—We expect to make contingent consideration and other approval/sales-based milestone payments of approximately $21 million during the remainder of 2019;

•
Restructuring and integration payments—We expect to make payments of approximately $15 million during the remainder of 2019 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through June 30, 2019; and

•	Benefit obligations—We expect to make payments under our pension and postretirement obligations of approximately $7 million during the remainder of 2019.
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
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources. The following table summarizes our contractual obligations related to our long-term debt, including interest, as of June 30, 2019:

(in millions)	Total	Remainder of 2019	2020	2021 and 2022	2023 and 2024	Thereafter
Long-term debt obligations, including interest	$33,622	$767	$1,731	$4,819	$8,870	$17,435
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
At August 1, 2019, we had 352,267,545 issued and outstanding common shares. In addition, as of August 1, 2019, we had outstanding 7,341,635 stock options and 6,142,874 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 2,098,986 performance-based restricted share units that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 4,231,079 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies as disclosed in Item 7. “Management’s Discussion and
Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019, and determined that there were no significant changes in our critical accounting policies in the six months ended June 30, 2019, except for recently adopted accounting guidance as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements.
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

•
pricing decisions that we have implemented, or may in the future elect to implement, such as the Patient Access and Pricing Committee’s commitment that the average annual price increase for our branded prescription pharmaceutical products will be set at no greater than single digits, or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);

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

•
the uncertainties associated with the acquisition and launch of new products (such as our recently launched Bryhali™, Duobrii™ and Ocuvite® Eye Performance products), including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

•	our ability or inability to extend the profitable life of our products, including through line extensions and other life-cycle programs;

•	our ability to retain, motivate and recruit executives and other key employees;

•	our ability to implement effective succession planning for our executives and key employees;

•
factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including the success of recently launched products (such as Bryhali™ and Duobrii™) the ability to successfully implement and operate Dermatology.com, our new cash-pay prescription program for certain of our Ortho Dermatologics branded products, and the ability of such program to achieve the anticipated goals respecting patient access and fulfillment, the approval of pending and pipeline products (and the timing of such approvals), expected geographic expansion, changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;

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

•
our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, and limitations on the way we conduct business imposed by the covenants in our Restated Credit Agreement, indentures and the agreements governing our other indebtedness;

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

•	interest rate risks associated with our floating rate debt borrowings;

•	our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements, including the impact of our arrangements with Walgreens;

•	our ability to effectively promote our own products and those of our co-promotion partners, such as Doptelet® (Dova Pharmaceuticals, Inc.) and Lucemyra® (US WorldMeds, LLC);

•
the success of our fulfillment arrangements with Walgreens, including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, PBMs, third-party payors and governmental agencies), and the continued compliance of such arrangements with applicable laws;

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

•
declines in the pricing and sales volume of certain of our products or the products that we co-promote (such as Doptelet® and Lucemyra®) that are distributed or marketed by third parties, over which we have no or limited control;

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

Interest Rate Risk
As of June 30, 2019, we had $16,962 million and $5,698 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1,500 million principal amount of issued fixed rate debt that requires repayment in euros. The estimated fair value of our issued fixed rate debt as of June 30, 2019, including the debt denominated in euros, was $19,586 million. If interest rates were to increase by 100 basis-points, the estimated fair value of our issued fixed rate debt as of June 30, 2019 would decrease by approximately $513 million. If interest rates were to decrease by 100 basis-points, the estimated fair value of our issued fixed rate debt as of June 30, 2019 would increase by approximately $359 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $57 million in our Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal controls over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of equity securities by the Company during the three months ended June 30, 2019.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

4.1
Indenture, dated as of May 23, 2019, by and among Bausch Health Companies Inc., the note guarantors party thereto, The Bank of New York Mellon, as trustee, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2019, which is incorporated by reference herein.

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

Bausch Health Companies Inc. (Registrant)

Date: August 6, 2019	/s/ JOSEPH C. PAPA
Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date: August 6, 2019	/s/ PAUL S. HERENDEEN
Paul S. Herendeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
4.1
Indenture, dated as of May 23, 2019, by and among Bausch Health Companies Inc., the note guarantors party thereto, The Bank of New York Mellon, as trustee, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2019, which is incorporated by reference herein.

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