Form 10-Q
period 2019-09-30
Bausch Health Companies Inc.
filed 2019-11-04
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 352,431,217 shares outstanding as of October 31, 2019.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of September 30, 2019.
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

•
our ability to meet the financial and other covenants contained in our Restated Credit Agreement, indentures and other current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, and restrictions on our ability to make certain investments and other restricted payments;

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

•
the uncertainties associated with the acquisition and launch of new products (such as our recently launched Bryhali®, Duobrii® and Ocuvite® Eye Performance products), including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

•	our ability or inability to extend the profitable life of our products, including through line extensions and other life-cycle programs;

•	our ability to retain, motivate and recruit executives and other key employees;

•	our ability to implement effective succession planning for our executives and key employees;

•
factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including the success of recently launched products (such as Bryhali® and Duobrii®), the ability to successfully implement and operate Dermatology.com, our new cash-pay prescription program for certain of our Ortho Dermatologics branded products, and the ability of such program to achieve the anticipated goals respecting patient access and fulfillment, the approval of pending and pipeline products (and the timing of such approvals), expected geographic expansion, changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;

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

•
our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, and limitations on the way we conduct business imposed by the covenants contained in our Restated Credit Agreement, indentures and the agreements governing our other indebtedness;

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

•	adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in certain of the countries in which we do business;

•	the impact of the United States-Mexico-Canada Agreement (“USMCA”) and any potential changes to other trade agreements;

•	the final outcome and impact of Brexit negotiations;

•	the trade conflict between the United States and China;

•
our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the recent filing by Sandoz Inc. of its Abbreviated New Drug Application (“ANDA”) for Xifaxan® (rifaximin) 550 mg tablets and the Company’s related lawsuit filed in connection therewith);

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

•	interest rate risks associated with our floating rate debt borrowings;

•	our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements, including the impact of our arrangements with Walgreens;

•	our ability to effectively promote our own products and those of our co-promotion partners, such as Doptelet® (Dova Pharmaceuticals, Inc.);

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

•
declines in the pricing and sales volume of certain of our products or the products that we co-promote (such as Doptelet®) that are distributed or marketed by third parties, over which we have no or limited control;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$825	$721
Restricted cash	2	2
Trade receivables, net	1,747	1,865
Inventories, net	1,100	934
Prepaid expenses and other current assets	631	689
Total current assets	4,305	4,211
Property, plant and equipment, net	1,390	1,353
Intangible assets, net	10,650	12,001
Goodwill	13,052	13,142
Deferred tax assets, net	1,868	1,676
Other non-current assets	402	109
Total assets	$31,667	$32,492
Liabilities
Current liabilities:
Accounts payable	$437	$411
Accrued and other current liabilities	3,198	3,197
Current portion of long-term debt and other	100	228
Total current liabilities	3,735	3,836
Acquisition-related contingent consideration	267	298
Non-current portion of long-term debt	23,466	24,077
Deferred tax liabilities, net	879	885
Other non-current liabilities	760	581
Total liabilities	29,107	29,677
Commitments and contingencies (Note 19)
Equity
Common shares, no par value, unlimited shares authorized, 352,387,430 and 349,871,102 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	10,168	10,121
Additional paid-in capital	406	413
Accumulated deficit	(5,936)	(5,664)
Accumulated other comprehensive loss	(2,156)	(2,137)
Total Bausch Health Companies Inc. shareholders’ equity	2,482	2,733
Noncontrolling interest	78	82
Total equity	2,560	2,815
Total liabilities and equity	$31,667	$32,492
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Product sales	$2,180	$2,108	$6,291	$6,173
Other revenues	29	28	86	86
	2,209	2,136	6,377	6,259
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	571	573	1,675	1,717
Cost of other revenues	13	9	40	32
Selling, general and administrative	648	614	1,886	1,847
Research and development	123	107	357	293
Amortization of intangible assets	475	658	1,452	2,142
Goodwill impairments	—	—	—	2,213
Asset impairments	33	89	49	434
Restructuring and integration costs	4	3	28	16
Acquisition-related contingent consideration	3	(19)	2	(23)
Other expense (income), net	10	(15)	15	(3)
	1,880	2,019	5,504	8,668
Operating income (loss)	329	117	873	(2,409)
Interest income	2	3	9	9
Interest expense	(406)	(420)	(1,221)	(1,271)
Loss on extinguishment of debt	—	—	(40)	(75)
Foreign exchange and other	9	—	12	18
Loss before benefit from (provision for) income taxes	(66)	(300)	(367)	(3,728)
Benefit from (provision for) income taxes	18	(51)	101	(74)
Net loss	(48)	(351)	(266)	(3,802)
Net (income) loss attributable to noncontrolling interest	(1)	1	(6)	(2)
Net loss attributable to Bausch Health Companies Inc.	$(49)	$(350)	$(272)	$(3,804)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.14)	$(1.00)	$(0.77)	$(10.83)

Basic and diluted weighted-average common shares	352.4	351.5	351.9	351.1
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(48)	$(351)	$(266)	$(3,802)
Other comprehensive (loss) income
Foreign currency translation adjustment	(97)	13	(20)	(159)
Pension and postretirement benefit plan adjustments, net of income taxes	—	(1)	(1)	(2)
Other comprehensive (loss) income	(97)	12	(21)	(161)
Comprehensive loss	(145)	(339)	(287)	(3,963)
Comprehensive loss (income) attributable to noncontrolling interest	1	4	(4)	2
Comprehensive loss attributable to Bausch Health Companies Inc.	$(144)	$(335)	$(291)	$(3,961)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders' Equity
	Common Shares				Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity

	Three Months Ended September 30, 2019
Balances, July 1, 2019	352.2	$10,165	$384	$(5,887)	$(2,061)	$2,601	$87	$2,688
Common shares issued under share-based compensation plans	0.2	3	(3)	—	—	—	—	—
Share-based compensation	—	—	26	—	—	26	—	26
Employee withholding taxes related to share-based awards	—	—	(1)	—	—	(1)	—	(1)
Noncontrolling interest distributions	—	—	—	—	—	—	(8)	(8)
Net (loss) income	—	—	—	(49)	—	(49)	1	(48)
Other comprehensive loss	—	—	—	—	(95)	(95)	(2)	(97)
Balances, September 30, 2019	352.4	$10,168	$406	$(5,936)	$(2,156)	$2,482	$78	$2,560

	Three Months Ended September 30, 2018
Balances, July 1, 2018	349.6	$10,114	$391	$(4,970)	$(2,068)	$3,467	$91	$3,558
Common shares issued under share-based compensation plans	0.2	3	(3)	—	—	—	—	—
Share-based compensation	—	—	22	—	—	22	—	22
Employee withholding taxes related to share-based awards	—	—	(1)	—	—	(1)	—	(1)
Noncontrolling interest distributions	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	(350)	—	(350)	(1)	(351)
Other comprehensive income (loss)	—	—	—	—	15	15	(3)	12
Balances, September 30, 2018	349.8	$10,117	$409	$(5,320)	$(2,053)	$3,153	$84	$3,237

	Nine Months Ended September 30, 2019
Balances, January 1, 2019	349.9	$10,121	$413	$(5,664)	$(2,137)	$2,733	$82	$2,815
Common shares issued under share-based compensation plans	2.5	47	(44)	—	—	3	—	3
Share-based compensation	—	—	77	—	—	77	—	77
Employee withholding taxes related to share-based awards	—	—	(40)	—	—	(40)	—	(40)
Noncontrolling interest distributions	—	—	—	—	—	—	(8)	(8)
Net (loss) income	—	—	—	(272)	—	(272)	6	(266)
Other comprehensive loss	—	—	—	—	(19)	(19)	(2)	(21)
Balances, September 30, 2019	352.4	$10,168	$406	$(5,936)	$(2,156)	$2,482	$78	$2,560

	Nine Months Ended September 30, 2018
Balances, January 1, 2018	348.7	$10,090	$380	$(2,725)	$(1,896)	$5,849	$95	$5,944
Effect of application of new accounting standard: Income taxes	—	—	—	1,209	—	1,209	—	1,209
Common shares issued under share-based compensation plans	1.1	27	(26)	—	—	1	—	1
Share-based compensation	—	—	65	—	—	65	—	65
Employee withholding taxes related to share-based awards	—	—	(10)	—	—	(10)	—	(10)
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net (loss) income	—	—	—	(3,804)	—	(3,804)	2	(3,802)
Other comprehensive loss	—	—	—	—	(157)	(157)	(4)	(161)
Balances, September 30, 2018	349.8	$10,117	$409	$(5,320)	$(2,053)	$3,153	$84	$3,237
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(266)	$(3,802)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	1,583	2,273
Amortization and write-off of debt premiums, discounts and issuance costs	49	62
Asset impairments	49	434
Acquisition-related contingent consideration	2	(23)
Allowances for losses on trade receivable and inventories	46	48
Deferred income taxes	(233)	(2)
(Gain) loss on sale of assets	(10)	26
Additions (reductions) to accrued legal settlements	12	(30)
Payments of accrued legal settlements	(4)	(222)
Goodwill impairments	—	2,213
Share-based compensation	77	65
Foreign exchange loss (gain)	8	(16)
Loss on extinguishment of debt	40	75
Payments of contingent consideration adjustments, including accretion	(1)	(2)
Other	27	(19)
Changes in operating assets and liabilities:
Trade receivables	110	56
Inventories	(205)	(8)
Prepaid expenses and other current assets	16	(53)
Accounts payable, accrued and other liabilities	(33)	107
Net cash provided by operating activities	1,267	1,182

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(180)	5
Payments for intangible and other assets	(1)	(76)
Purchases of property, plant and equipment	(192)	(95)
Purchases of marketable securities	(8)	(5)
Proceeds from sale of marketable securities	3	5
Proceeds from sale of assets and businesses, net of costs to sell	44	32
Net cash used in investing activities	(334)	(134)

Cash Flows From Financing Activities
Net proceeds from the issuances of long-term debt	3,238	7,471
Repayments of long-term debt	(3,956)	(8,200)
Proceeds from the issuances of short-term debt	12	—
Repayments of short-term debt	(12)	(1)
Payments of employee withholding taxes related to share-based awards	(40)	(10)
Payments of acquisition-related contingent consideration	(27)	(26)
Payments of financing costs	(26)	(62)
Payments of deferred consideration	—	(18)
Other	(1)	(5)
Net cash used in financing activities	(812)	(851)
Effect of exchange rate changes on cash and cash equivalents	(17)	(21)
Net increase in cash and cash equivalents and restricted cash	104	176
Cash and cash equivalents and restricted cash, beginning of period	723	797
Cash and cash equivalents and restricted cash, end of period	$827	$973

Cash and cash equivalents	$825	$973
Restricted cash, current	2	—
Cash and cash equivalents and restricted cash, end of period	$827	$973
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS
Bausch Health Companies Inc. (the “Company”) is a pharmaceutical and medical device company that develops, manufactures, and markets, primarily in the therapeutic areas of eye-health, gastroenterology ("GI") and dermatology, a broad range of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) over-the-counter (“OTC”) products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices), which are marketed directly or indirectly in approximately 100 countries.

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying unaudited Consolidated Financial Statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these notes to the unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators on February 20, 2019. The unaudited Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited Consolidated Financial Statements for the year ended December 31, 2018, except for the new accounting guidance adopted during the period. The unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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
Adoption of New Accounting Guidance
In February 2016, the Financial Accounting Standards Board ("FASB") issued a new standard revising the accounting for leases to increase transparency and comparability among organizations that lease buildings, equipment and other assets by requiring the recognition of lease assets and lease liabilities on the balance sheet. Under the new standard, all leases are classified as either a finance lease or an operating lease. The classification is determined based on whether substantive control has been transferred to the lessee and its determination will govern the pattern of lease cost recognition. Finance leases are accounted for in substantially the same manner as capital leases under the former U.S. GAAP standard. Operating leases are accounted for in the statements of operations and statements of cash flows in a manner substantially consistent with operating leases under the former U.S. GAAP standard. However, as it relates to the balance sheet, operating lessees are, with limited exception, required to record a right-of-use asset and a corresponding lease liability, equal to the present value of the lease payments for each operating lease. Lessees are not required to recognize a right-of-use asset or lease liability for short-term leases, but instead recognizes lease payments as an expense on a straight-line basis over the lease term. The standard also requires lessees and lessors to provide additional qualitative and quantitative disclosures to help financial statement users assess the amounts, timing and uncertainty of cash flows arising from leases.
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
Recently Issued Accounting Standards, Not Adopted as of September 30, 2019
In June 2016, the FASB issued guidance on the impairment of financial instruments requiring an impairment model based on expected losses rather than incurred losses. Under this guidance, an entity recognizes as an allowance its estimate of expected credit losses. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those annual periods. In May 2019, the FASB issued an update allowing a targeted transition relief for the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations and cash flows.
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
The Company continually monitors its variable consideration provisions and evaluates the estimates used as additional information becomes available. Adjustments will be made to these provisions periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company is required to make subjective judgments based primarily on its evaluation of current market conditions and trade inventory levels related to the Company's products. This evaluation may result in an increase or decrease in the experience rate that is applied to current and future sales, or require an adjustment related to past sales, or both. If the trend in actual amounts of variable consideration varies from the Company’s prior estimates, the Company adjusts these estimates when such trends are believed to be sustainable. At that time, the Company would record the necessary adjustments which would affect net product revenue and earnings reported in the current period.
Over the last several years the Company increased its focus on maximizing operational efficiencies and reducing product returns. The Company continually takes actions to address product returns including but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions resulted in improved sales return experience related to current branded products and previously genericized products. As a result, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, the provision for sales returns improved by a net of $159 million. Included in the change for the quarters ended September 30, 2019 and 2018, the Company recorded a reduction in variable consideration for sales returns of approximately $80 million and $30 million, respectively, related to past sales.
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30, 2019
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2019	$175	$813	$1,024	$209	$163	$2,384
Acquisition of Synergy	—	3	12	—	1	16
Current period provisions	585	50	1,650	1,425	150	3,860
Payments and credits	(583)	(187)	(1,673)	(1,480)	(181)	(4,104)
Reserve balances, September 30, 2019	$177	$679	$1,013	$154	$133	$2,156

Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $26 million and $26 million as of September 30, 2019 and January 1, 2019, respectively, which are reflected as a reduction of Trade receivables, net in the Consolidated Balance Sheets. There were no price appreciation credits for the nine months ended September 30, 2019.

	Nine Months Ended September 30, 2018
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2018	$167	$863	$1,094	$274	$148	$2,546
Current period provisions	643	209	1,976	1,462	178	4,468
Payments and credits	(632)	(264)	(1,939)	(1,512)	(167)	(4,514)
Reserve balances, September 30, 2018	$178	$808	$1,131	$224	$159	$2,500

Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $29 million as of September 30, 2018, which are reflected as a reduction of Trade receivables, net in the Consolidated Balance Sheets. Included as a reduction of current period provisions for Distribution Fees in the table above are price appreciation credits of $15 million for the nine months ended September 30, 2018.
Contract Assets and Contract Liabilities
There are no contract assets for any period presented. Contract liabilities consist of deferred revenue, the balance of which is not material to any period presented.

4.	ACQUISITION AND ASSETS HELD FOR SALE
Acquisition
On March 6, 2019, the Company acquired certain assets of Synergy Pharmaceuticals Inc. ("Synergy") for a cash purchase price of approximately $180 million and the assumption of certain liabilities, pursuant to the terms approved by the U.S. Bankruptcy Court for the Southern District of New York on March 1, 2019. Among the assets acquired are the worldwide rights to the Trulance® (plecanatide) product, a once-daily tablet for adults with chronic idiopathic constipation and irritable bowel syndrome with constipation. This acquired business is included in the Company's Salix segment and is expected to result in additional revenues and costs savings associated with business synergies.
Assets Acquired and Liabilities Assumed
The acquisition of certain assets of Synergy has been accounted for as a business combination under the acquisition method of accounting since: (i) substantially all of the fair value of the assets acquired is not concentrated in a single identifiable asset or group of similar identifiable assets and (ii) substantive inputs and processes were acquired to contribute to the creation of outputs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the acquisition of certain assets of Synergy as of the acquisition date:

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
Revenue and Operating Results
Revenues associated with the acquired assets of Synergy during the period March 6, 2019 through September 30, 2019 were $37 million. Operating results associated with the acquired assets of Synergy during the period March 6, 2019 through September 30, 2019 and pro-forma revenues and operating results for the nine months ended September 30, 2019 and 2018 were not material. Included in Other expense (income), net during the nine months ended September 30, 2019 are acquisition-related costs of $8 million directly related to the acquisition of certain assets of Synergy, which include expenditures for advisory, legal, valuation, accounting and other similar services.
Assets Held for Sale
The Company has identified certain products for disposal as of September 30, 2019. The products and the related assets and liabilities of this disposal group qualify as a business. Revenues associated with this business were $11 million and $19 million for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. The carrying value of the business, including inventories, intangible assets, goodwill and deferred income taxes, was adjusted to its estimated fair value less costs to sell and reclassified as held for sale as of September 30, 2019. Included in Asset impairments in the Consolidated Statement of Operations during the three and nine months ended September 30, 2019, is an impairment of $8 million associated with this business.

5.	RESTRUCTURING AND INTEGRATION COSTS
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. The expenses associated with the implementation of these cost savings programs include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. The liability associated with restructuring and integration costs as of September 30, 2019 was $28 million.
During the nine months ended September 30, 2019, the Company incurred $28 million of restructuring and integration costs. These costs included: (i) $11 million of severance and other costs associated with the acquisition of certain assets of Synergy, (ii) $9 million of facility closure costs and (iii) $8 million of other severance costs. The Company made payments of $27 million for the nine months ended September 30, 2019.
During the nine months ended September 30, 2018, the Company incurred $16 million of restructuring and integration costs. These costs included: (i) $8 million of severance costs and (ii) $8 million of facility closure costs. The Company made payments of $29 million for the nine months ended September 30, 2018.

6.	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

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

	September 30, 2019				December 31, 2018
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$284	$250	$34	$—	$197	$166	$31	$—
Restricted cash	$2	$2	$—	$—	$2	$2	$—	$—
Cross-currency swaps	$8	$—	$8	$—	$—	$—	$—	$—
Liabilities:
Acquisition-related contingent consideration	$313	$—	$—	$313	$339	$—	$—	$339

Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
There were no transfers between Level 1, Level 2 or Level 3 during the nine months ended September 30, 2019.
Cross-currency Swaps
During the third quarter of 2019, the Company entered into cross-currency swaps, with aggregate notional amounts of $1,250 million, to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its consolidated financial statements from adverse movements in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries. Prior to the third quarter of 2019, the Company had no derivative instruments for any period presented.
The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For derivative instruments designated and qualifying as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of the foreign currency exposure of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Consolidated Statements of Operations during the current period.
The Company’s cross-currency swaps qualify for and have been designated as an accounting hedge of the foreign currency exposure of a net investment in a foreign operation and are remeasured at each reporting date to reflect changes in their fair values. The fair value is determined via a mark-to-market analysis, using observable (Level 2) inputs. These inputs may include: (i) the foreign currency exchange spot rate between the euro and U.S. dollar, (ii) the risk free interest rate and (iii) the credit risk rating for each applicable counterparty. The net change in fair value of cross-currency swaps, is reported as a gain or loss in the Consolidated Statements of Comprehensive Loss as part of Foreign currency translation adjustment to the extent they are effective, and remain in Accumulative Comprehensive Income until either the sale or complete, or substantially complete, liquidation of the subsidiary. No portion of the cross-currency swaps were ineffective for the three and nine-month periods ended September 30, 2019. The Company uses the spot method of assessing hedge effectiveness. The Company has elected to amortize amounts excluded from the assessment of effectiveness over the term of its cross-currency swaps as Interest expense in the Consolidated Statements of Operations.

The fair value of the Company’s cross-currency swaps asset at September 30, 2019 was $8 million and is included in Other non-current assets within the Consolidated Balance Sheets. The following table presents the effect of hedging instruments on the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Operations:

	Gain recognized in Other Comprehensive Loss		Gain excluded from assessment of hedge effectiveness		Location of gain in income of excluded component
(in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cross-currency swaps	$5	$5	$3	$3	Interest expense

During the nine months ended September 30, 2019, there were no payments or receipts in settlement of the Company’s cross-currency swaps as the settlement dates occur in February and August of each year, with the first settlement in February 2020. Future settlements of the Company’s cross-currency swaps will be reported as investing activities in the Consolidated Statement of Cash Flows.
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At September 30, 2019, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 5% to 25%.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019 and 2018:

(in millions)	2019		2018
Balance, beginning of period		$339		$387
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$16		$18
Fair value adjustments due to changes in estimates of other future payments	(14)		(41)
Acquisition-related contingent consideration		2		(23)
Payments		(28)		(28)
Balance, end of period		313		336
Current portion included in Accrued and other current liabilities		46		54
Non-current portion		$267		$282

Included in Fair value adjustments due to changes in estimates of other future payments in the table above for the nine months ended September 30, 2019, is an $8 million fair value adjustment related to an acquisition which occurred in 2011.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a non-recurring basis:

	September 30, 2019				December 31, 2018
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other non-current assets:
Non-current assets held for sale	$39	$—	$—	$39	$—	$—	$—	$—

Non-current assets held for sale of $39 million included in the Consolidated Balance Sheets as of September 30, 2019 were remeasured to estimated fair values less costs to sell. Included in Asset impairments for the three and nine months ended September 30, 2019, is a charge of $8 million associated with these assets held for sale. The estimated fair values of these assets less costs to sell were determined using a discounted cash flow analysis which utilized Level 3 unobservable inputs. See Note 4, "ACQUISITION AND ASSETS HELD FOR SALE" for additional details regarding these assets held for sale.
Fair Value of Long-term Debt
The fair value of long-term debt as of September 30, 2019 and December 31, 2018 was $25,005 million and $23,357 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.	INVENTORIES
Inventories, net of allowances for obsolescence consist of:

(in millions)	September 30, 2019	December 31, 2018
Raw materials	$317	$275
Work in process	171	95
Finished goods	612	564
	$1,100	$934

8.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	September 30, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$20,963	$(13,125)	$7,838	$20,891	$(11,958)	$8,933
Corporate brands	925	(317)	608	926	(263)	663
Product rights/patents	3,292	(2,828)	464	3,292	(2,658)	634
Partner relationships	159	(157)	2	168	(166)	2
Technology and other	206	(183)	23	208	(173)	35
Total finite-lived intangible assets	25,545	(16,610)	8,935	25,485	(15,218)	10,267
Acquired IPR&D not in service	17	—	17	36	—	36
Bausch + Lomb Trademark	1,698	—	1,698	1,698	—	1,698
	$27,260	$(16,610)	$10,650	$27,219	$(15,218)	$12,001

Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.
Asset impairments for the nine months ended September 30, 2019 include impairments of: (i) $38 million reflecting decreases in forecasted sales of certain product lines due to generic competition and other factors, (ii) $8 million related to assets being classified as held for sale and (iii) $3 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses.
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
As a result of the launch of a generic competitor in July 2018, the Company revised its near and long-term financial projections of the Uceris® Tablet related intangible assets. As of June 30, 2018, the carrying value of the Uceris® Tablet related intangible assets exceeded the undiscounted expected cash flows from the Uceris® Tablet. As a result, the Company recognized an impairment of $263 million to reduce the carrying value of the Uceris® Tablet related intangible assets to their estimated fair value. As of September 30, 2019, the remaining carrying value of the Uceris® Tablet related intangible assets was $70 million. Prior to its launch, the Company initiated infringement proceedings against this generic competitor.  The Company continues to believe that its Uceris® Tablet-related patents are enforceable and is proceeding in the ongoing litigation between the Company and the generic competitor, however the ultimate outcome of the matter is not predictable.
Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions. In review of the Company’s finite-lived intangible assets, management revised the estimated useful lives of certain intangible assets in 2018.

Effective September 12, 2018, the Company changed the estimated useful life of its Xifaxan®-related intangible assets due to the positive impact of the agreement between the Company and Actavis Laboratories FL, Inc. ("Actavis") resolving the intellectual property litigation regarding Xifaxan® tablets, 550 mg. As discussed in further detail in Note 20, "LEGAL PROCEEDINGS" to the Company's Annual Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2018, the parties agreed to dismiss all litigation related to Xifaxan® tablets, 550 mg and all intellectual property protecting Xifaxan® will remain intact and enforceable. As a result, the useful life of the Xifaxan®-related intangible assets was extended from 2024 to January 1, 2028. As this change in the estimated useful life is a change in an accounting estimate, amortization expense is impacted prospectively. The change in the estimated useful life of the Xifaxan®-related intangible assets resulted in a decrease to the Net loss attributable to Bausch Health Companies Inc. of $353 million, and a decrease to the Basic and Diluted Loss per share attributable to Bausch Health Companies Inc. of $1.00 for the nine months ended September 30, 2019. As of September 30, 2019, the net carrying value of the Xifaxan®-related intangible assets was $4,444 million.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2019 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2019	2020	2021	2022	2023	2024	Thereafter	Total
Amortization	$444	$1,623	$1,374	$1,224	$1,080	$952	$2,238	$8,935
Goodwill
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2019 and the year ended December 31, 2018 were as follows:

(in millions)	Bausch + Lomb/ International	Branded Rx	U.S. Diversified Products	Salix	Ortho Dermatologics	Diversified Products	Total
Balance, January 1, 2018	$6,016	$6,631	$2,946	$—	$—	$—	$15,593
Impairment of the Salix and Ortho Dermatologics reporting units	—	(2,213)	—	—	—	—	(2,213)
Realignment of Global Solta reporting unit goodwill	(82)	115	(33)	—	—	—	—
Goodwill reclassified to assets held for sale and subsequently disposed	(2)	—	—	—	—	—	(2)
Realignment of segment goodwill	—	(4,533)	(2,913)	3,156	1,267	3,023	—
Impairment of the Dentistry reporting unit	—	—	—	—	—	(109)	(109)
Foreign exchange and other	(127)	—	—	—	—	—	(127)
Balance, December 31, 2018	5,805	—	—	3,156	1,267	2,914	13,142
Acquisition of certain assets of Synergy	—	—	—	3	—	—	3
Goodwill reclassified to assets held for sale (Note 4)	(18)	—	—	—	—	—	(18)
Foreign exchange and other	(75)	—	—	—	—	—	(75)
Balance, September 30, 2019	$5,712	$—	$—	$3,159	$1,267	$2,914	$13,052

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
2019 Interim Goodwill Impairment Assessment
No events occurred or circumstances changed during the period October 1, 2018 (the date goodwill was last tested for impairment) through September 30, 2019 that would indicate that the fair value of any reporting unit might be below its carrying value. Based on the results of the October 1, 2018 annual goodwill impairment test, the Company continues to perform qualitative interim assessments of the carrying value and fair value of the Ortho Dermatologics reporting unit on a quarterly basis to determine if impairment testing of goodwill will be warranted. As part of the qualitative assessment as of September 30, 2019, management compared the reporting unit’s operating results to the forecast used to test the goodwill of the Ortho Dermatologics reporting unit as of October 1, 2018. Based on the qualitative assessment, management believed that the carrying value of Ortho Dermatologics reporting unit did not exceed its fair value and, therefore, concluded a quantitative assessment was not required at September 30, 2019.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and those charges can be material.
Accumulated goodwill impairment charges through September 30, 2019 were $3,711 million.

9.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	September 30, 2019	December 31, 2018
Product rebates	$987	$998
Product returns	679	813
Interest	388	273
Employee compensation and benefit costs	291	301
Income taxes payable	150	167
Other	703	645
	$3,198	$3,197

10.	FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		September 30, 2019		December 31, 2018
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2023 Revolving Credit Facility	June 2023	$—	$—	$75	$75
June 2025 Term Loan B Facility	June 2025	3,932	3,826	4,394	4,269
November 2025 Term Loan B Facility	November 2025	1,312	1,293	1,481	1,456
Senior Secured Notes:
6.50% Secured Notes	March 2022	1,250	1,241	1,250	1,239
7.00% Secured Notes	March 2024	2,000	1,982	2,000	1,979
5.50% Secured Notes	November 2025	1,750	1,732	1,750	1,730
5.75% Secured Notes	August 2027	500	493	—	—
Senior Unsecured Notes:
5.625%	December 2021	—	—	700	697
5.50%	March 2023	402	400	1,000	995
5.875%	May 2023	1,548	1,540	3,250	3,229
4.50% euro-denominated debt	May 2023	1,635	1,626	1,720	1,709
6.125%	April 2025	3,250	3,229	3,250	3,226
9.00%	December 2025	1,500	1,472	1,500	1,469
9.25%	April 2026	1,500	1,484	1,500	1,482
8.50%	January 2027	1,750	1,756	750	738
7.00%	January 2028	750	740	—	—
7.25%	May 2029	750	740	—	—
Other	Various	12	12	12	12
Total long-term debt and other		$23,841	23,566	$24,632	24,305
Less: Current portion of long-term debt and other			100		228
Non-current portion of long-term debt			$23,466		$24,077

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
As of September 30, 2019, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.

The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenant and may take other actions to reduce its debt levels to align with the Company’s long-term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate.
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
As of September 30, 2019, the Company had no outstanding borrowings, $170 million of issued and outstanding letters of credit and remaining availability of $1,055 million under its 2023 Revolving Credit Facility. During October 2019, the Company had drawn net borrowings of $200 million under its 2023 Revolving Credit Facility.

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
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings. As of September 30, 2019, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 5.04% and 4.79% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2019, the remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $1,226 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of September 30, 2019, the stated rate of interest on the 2023 Revolving Credit Facility was 5.04% per annum. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company's outstanding debt obligations as of September 30, 2019 and December 31, 2018 was 6.39% and 6.23%, respectively.

Maturities and Mandatory Payments
Maturities and mandatory payments of debt obligations for the remainder of 2019, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2019	$100
2020	—
2021	203
2022	1,553
2023	3,788
2024	2,303
Thereafter	15,894
Total debt obligations	23,841
Unamortized premiums, discounts and issuance costs	(275)
Total long-term debt and other	$23,566

During October 2019, the Company (i) repaid $100 million aggregate principal amount of its outstanding 5.875% Senior Notes due 2023 and (ii) had drawn net borrowings of $200 million under its 2023 Revolving Credit Facility. These transactions are not reflected in the table above.

11.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries. Net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the nine months ended September 30, 2019 and 2018 consists of:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2019	2018	2019	2018	2019	2018
Service cost	$1	$1	$2	$2	$—	$—
Interest cost	6	5	4	4	1	1
Expected return on plan assets	(10)	(11)	(4)	(4)	—	—
Amortization of prior service credit	—	—	(1)	(1)	(2)	(2)
Amortization of net loss	—	—	1	1	—	—
Net periodic (benefit) cost	$(3)	$(5)	$2	$2	$(1)	$(1)

12.	LEASES
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
All leases must be classified as either an operating lease or finance lease. The classification is determined based on whether substantive control has been transferred to the lessee. The classification governs the pattern of lease expense recognition. For leases classified as operating leases, total lease expense over the term of the lease is equal to the undiscounted payments due in accordance with the lease arrangement. Fixed lease expense is recognized periodically on a straight-line basis over the term of each lease and includes: (i) imputed interest during the period on the lease liability determined using the effective interest rate method plus (ii) amortization of the right-of-use asset for that period. Amortization of the right-of-use asset during the period is calculated as the difference between the straight-line expense and the imputed interest on the lease liability for that period. Variable lease expense is recognized when the achievement of the specific target is considered probable. As of September 30, 2019, the Company's finance leases were not material.
Right-of-use assets and lease liabilities associated with the Company's operating leases are included in the Consolidated Balance Sheet as of September 30, 2019 as follows:

(in millions)
Right-of-use assets included in:
Other non-current assets	$263
Lease liabilities included in:
Accrued and other current liabilities	$49
Other non-current liabilities	235
Total lease liabilities	$284

Sub-lease income is not material. Lease expense includes:

(in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs	$15	$47
Variable operating lease costs	$3	$12
Short-term lease expense	$1	$2

Other information related to operating leases for the nine months ended September 30, 2019 is as follows:

(dollars in millions)
Cash paid from operating cash flows for amounts included in the measurement of lease liabilities	$56
Right-of-use assets obtained in exchange for new operating lease liabilities	$28
Weighted-average remaining lease term	8.5 years
Weighted-average discount rate	6.2%

Right-of-use assets obtained in exchange for new operating lease liabilities during the nine months ended September 30, 2019 of $28 million in the table above does not include $282 million of right-of-use assets recognized upon adoption of the new standard for accounting for leases on January 1, 2019. See Note 2, "SIGNIFICANT ACCOUNTING POLICIES" for further detail regarding the impact of adoption.

As of September 30, 2019, future payments under noncancelable operating leases for the remainder of 2019, each of the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2019	$16
2020	63
2021	49
2022	39
2023	34
2024	28
Thereafter	146
Total	375
Less: Imputed interest	91
Present value of remaining lease payments	284
Less: Current portion	49
Non-current portion	$235

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
Approximately 9,916,000 common shares were available for future grants as of September 30, 2019. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.

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
The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Stock options	$5	$6	$17	$17
RSUs	21	16	60	48
	$26	$22	$77	$65

Research and development expenses	$2	$3	$7	$7
Selling, general and administrative expenses	24	19	70	58
	$26	$22	$77	$65

Share-based awards granted consist of:

	Nine Months Ended September 30,
	2019	2018
Stock options
Granted	1,725,000	2,106,000
Weighted-average exercise price	$23.16	$15.46
Weighted-average grant date fair value	$8.46	$7.82

Time-based RSUs
Granted	2,895,000	2,844,000
Weighted-average grant date fair value	$23.93	$17.36

TSR performance-based RSUs
Granted	454,000	469,000
Weighted-average grant date fair value	$34.53	$29.35

ROTC performance-based RSUs
Granted	505,000	409,000
Weighted-average grant date fair value	$25.03	$18.80

The granted stock options, time-based RSUs and performance-based RSUs includes long-term incentive awards granted to the Company’s Chief Executive Officer ("CEO") during the three months ended March 31, 2018, which had an aggregate value of $10 million. In connection with his 2018 award, approximately 933,000 performance-based RSUs received by the CEO upon his hire in 2016 were cancelled, and the shares underlying those performance-based RSUs were permanently retired and are not available for future grants under the Amended and Restated 2014 Plan. The CEO's long-term incentive award was accounted for as an award modification whereby the Company continues to recognize the unamortized compensation associated with the original award plus the incremental fair value of the new award measured at the date of grant, over the vesting period of the new award.
As of September 30, 2019, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $119 million, which will be amortized over a weighted-average period of 1.71 years.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	September 30, 2019	December 31, 2018
Foreign currency translation adjustments	$(2,129)	$(2,111)
Pension and postretirement benefit plan adjustments, net of tax	(27)	(26)
	$(2,156)	$(2,137)

Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested.
During the three and nine months ended September 30, 2019, amounts reclassified from Accumulated other comprehensive loss into the Company's operating results were not material.

15.	RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Product related research and development	$114	$98	$329	$265
Quality assurance	9	9	28	28
	$123	$107	$357	$293

16.	OTHER EXPENSE (INCOME), NET
Other expense (income), net consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net (gain) loss on sale of assets	$(1)	$26	$(10)	$26
Acquisition-related costs	—	—	8	1
Litigation and other matters	9	(40)	12	(30)
Other, net	2	(1)	5	—
	$10	$(15)	$15	$(3)

Included in Other, net in the table above for the nine months ended September 30, 2019, is $9 million of in-process research and development costs associated with the upfront payments to enter into certain exclusive licensing agreements.

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
Benefit from income taxes for the nine months ended September 30, 2019 was $101 million and included: (i) $46 million of net income tax benefit for discrete items, which includes: (a) a $32 million tax benefit recognized upon a ruling from the Polish tax authorities confirming the deductibility of royalty payments by an affiliate, (b) $13 million in tax benefits associated with the filing of certain tax returns and (c) $1 million of net tax charges related to other changes in uncertain tax positions and (ii) $55 million of income tax benefit for the Company's ordinary loss during the nine months ended September 30, 2019.
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
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made except that, as a result of the 2018 adoption of guidance regarding intra-entity transfers, any change in valuation allowance surrounding the adoption of the intra-entity transfer resulting from this adoption was recorded within equity. The valuation allowance against deferred tax assets was $3,126 million and $2,913 million as of September 30, 2019 and December 31, 2018, respectively. The increase was primarily due to continued losses in Canada. The Company will continue to assess the need for a valuation allowance on a go-forward basis.
As of September 30, 2019 and December 31, 2018, the Company had $622 million and $654 million of unrecognized tax benefits, which included $48 million and $42 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of September 30, 2019, $316 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that unrecognized tax benefits resolved within the next 12 months will not be material.
The Company continues to be under examination by the Canada Revenue Agency. The Company’s position as of September 30, 2019 with regard to proposed audit adjustments has not changed and the proposed adjustments continue to result primarily in a loss of tax attributes that are subject to a full valuation allowance.
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

18.	LOSS PER SHARE
Loss per share attributable to Bausch Health Companies Inc. were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Net loss attributable to Bausch Health Companies Inc.	$(49)	$(350)	$(272)	$(3,804)

Basic and diluted weighted-average common shares outstanding	352.4	351.5	351.9	351.1

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.14)	$(1.00)	$(0.77)	$(10.83)

During the three and nine months ended September 30, 2019 and 2018, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 4,453,000 and 4,238,000 common shares for the three months ended September 30, 2019 and 2018, respectively, and approximately 4,589,000 and 3,323,000 common shares for the nine months ended September 30, 2019 and 2018, respectively.
During the three and nine months ended September 30, 2019, time-based RSUs, performance-based RSUs and stock options to purchase approximately 5,363,000 common shares were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and nine months ended September 30, 2018, time-based RSUs, performance-based RSUs and stock options to purchase approximately 3,750,000 and 3,979,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of September 30, 2019, the Company's Consolidated Balance Sheet includes accrued current loss contingencies of $20 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Governmental and Regulatory Inquiries
SEC Investigation
Beginning in November 2015, the Company received from the staff of the Los Angeles Regional Office of the SEC subpoenas for documents, as well as various document, testimony and interview requests, related to its investigation of the Company, including requests concerning the Company's former relationship with Philidor Rx Services, LLC ("Philidor"), its accounting practices and policies, its public disclosures and other matters. The Company is cooperating with the SEC in this matter. The

Company has agreed to a tolling agreement with the SEC regarding certain potential claims. The Company cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of the SEC investigation.
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
Investigation by the State of Texas
On May 27, 2014, the State of Texas served Bausch & Lomb Incorporated ("B&L Inc.") with a Civil Investigative Demand concerning various price reporting matters relating to the State's Medicaid program and the amounts the State paid in reimbursement for B&L products for the period from 1995 to the date of the Civil Investigative Demand. The Company and B&L Inc. have cooperated fully with the State's investigation and have produced all of the documents requested by the State to date. In April 2016, the State sent B&L Inc. a demand letter claiming damages in the amount of $20 million. The Company and B&L Inc. have evaluated the letter and disagree with the allegations and methodologies set forth in the letter. In June 2016, the Company and B&L Inc. responded to the State. In August 2019, the State provided an initial response to the Company’s June 2016 letter. The matter remains pending. The Company cannot predict the duration or outcome of the matter or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of the investigation.
Investigation by the U.S. Attorney's Office for the District of Massachusetts - re Arestin®
In August 2019, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts. The materials requested pursuant to the subpoena include documents concerning the sales, marketing, coverage and reimbursement of Arestin®, including related support services, and other matters. The Company is cooperating with this investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
Investigation by the U.S. Attorney's Office for the District of Massachusetts - re patient assistance and pricing
In October 2015, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts, and, in June 2016, the Company received a follow-up subpoena. The materials requested, pursuant to the subpoenas and follow-up requests, include documents and witness interviews with respect to the Company’s patient assistance programs and contributions to patient assistance organizations that provide financial assistance to Medicare patients taking products sold by the Company, and the Company’s pricing of its products. The Company is cooperating with this investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
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
On May 31, 2016, the Court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 3:15-cv-07658. On June 24, 2016, the lead plaintiff filed a consolidated complaint asserting claims under Sections 10(b) and 20(a) of the Exchange Act against the Company, and certain current or former officers and directors, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain current or former officers and directors, and certain other parties. The lead plaintiff seeks to bring these claims on behalf of a putative class of persons who purchased the Company’s equity securities and senior notes in the United States between January 4, 2013 and March 15, 2016, including all those who purchased the Company’s securities in the United States in the Company’s debt and stock offerings between July 2013 to March 2015. On September 13, 2016, the Company and the other defendants moved to dismiss the consolidated complaint. On April 28, 2017, the Court dismissed certain claims arising out of the Company's private placement offerings and otherwise denied the motions to dismiss. On September 20, 2018, lead plaintiff filed an amended complaint, adding claims against ValueAct Capital Management L.P. and affiliated entities ("ValueAct"). On October 31, 2018, a third party defendant, ValueAct, filed a motion to dismiss. On June 30, 2019, the Court denied the motion to dismiss and ValueAct has filed for interlocutory appeal of this decision.
On June 6, 2018, a putative class action was filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. This action, captioned Timber Hill LLC, v. Valeant Pharmaceuticals International, Inc., et al., (Case No. 2:18-cv-10246) (“Timber Hill”), asserts securities fraud claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons who purchased call options or sold put options on the Company’s common stock during the period January 4, 2013 through August 11, 2016. On June 11, 2018, this action was consolidated with In re Valeant Pharmaceuticals International, Inc. Securities Litigation, (Case No. 3:15-cv-07658). On January 14, 2019, the defendants filed a motion to dismiss the Timber Hill complaint. Briefing on that motion was completed on February 13, 2019. On August 15, 2019, the Court denied the motion to dismiss the Timber Hill action, holding that this complaint was a legal nullity as a result of the June 11, 2018 consolidation order.
In addition to the consolidated putative class action, as previously reported in the Company’s Form 10-K, thirty-three groups of individual investors in the Company’s stock and debt securities have chosen to opt out of the consolidated putative class action and filed securities actions pending in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These individual shareholder actions assert claims under Sections 10(b), 18, and 20(a) of the Exchange Act, Sections 11, 12(a)(2), and 15 of the Securities Act, common law fraud, and negligent misrepresentation under state law, based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. Some plaintiffs additionally assert claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act and one plaintiff asserts claims under the Connecticut Uniform Securities Act. The allegations in the complaints are similar to those made by plaintiffs in the putative class action. Motions to dismiss have been filed -and in most cases decided- in many of these individual actions. To date, the Court has dismissed state law claims including New Jersey Racketeer Influenced and Corrupt Organizations Act, common law fraud, and negligent misrepresentation claims in certain cases. On January 7, 2019, the Court entered a stipulation of voluntary dismissal in the Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 3:18-cv-02286) opt-out action, closing the case. On September 10, 2019, the Court granted defendants’ motion to dismiss all claims in the Bahaa Aly v. Valeant Pharmaceuticals International, Inc. (“Aly”) (Case No. 3:18-cv-17393) opt-out action. On October 9, 2019, the Aly Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit.
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
A settlement approval hearing has been scheduled for November 11, 2019 in the Quebec Superior Court of Justice to hear a motion brought by the plaintiffs in the Catucci action for approval of a settlement between the class and the Company’s auditors.
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
RICO Class Actions
Between May 27, 2016 and September 16, 2016, three virtually identical actions were filed in the U.S. District Court for the District of New Jersey against the Company and various third-parties, alleging claims under the federal Racketeer Influenced

Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third-party payors that paid claims submitted by Philidor for certain Company branded drugs between January 2, 2013 and November 9, 2015.  On November 30, 2016, the Court entered an order consolidating the three actions under the caption In re Valeant Pharmaceuticals International, Inc. Third-Party Payor Litigation, No. 3:16-cv-03087. A consolidated class action complaint was filed on December 14, 2016. The consolidated complaint alleges, among other things, that the defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription.  The complaint further alleges that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute.  The Company moved to dismiss the consolidated complaint on February 13, 2017. On March 14, 2017, other defendants filed a motion to stay the RICO class action pending the resolution of criminal proceedings against Andrew Davenport and Gary Tanner. On August 9, 2017, the Court granted the motion to stay and entered an order staying all proceedings in the case and accordingly terminating other pending motions. On April 12, 2019, the court lifted the stay. On July 30, 2019, the plaintiffs filed an amended complaint. On August 28, 2019, the Company filed a motion to dismiss the amended complaint. Briefing on this motion concluded on October 25, 2019.
The Company believes these claims are without merit and intends to defend itself vigorously.
Hound Partners Lawsuit
On October 19, 2018, Hound Partners Offshore Fund, LP, Hound Partners Long Master, LP, and Hound Partners Concentrated Master, LP, filed a lawsuit against the Company in the Superior Court of New Jersey Law Division/Mercer County. This action is captioned Hound Partners Offshore Fund, LP et al., v. Valeant Pharmaceuticals International, Inc., et al. (No. MER-L-002185-18). This suit asserts claims for common law fraud, negligent misrepresentation, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act. The factual allegations made in this complaint are similar to those made in the District of New Jersey Hound Partners action. On March 29, 2019, the Company, certain individual defendants, and Plaintiffs submitted a consent order to stay further proceedings pending the completion of discovery in the federal opt-out case Hound Partners Offshore Funds, LP et al. v. Valeant Pharmaceuticals International, Inc. (Case No. 3:18-cv-08705). On October 9, 2019, the Court entered the consent order. The Company disputes the claims and intends to vigorously defend this matter.
Derivative Lawsuits
On September 10, 2019 and September 13, 2019, two alleged stockholders filed derivative lawsuits purportedly on behalf of the Company against former Company board members and executives. The cases are Wessels v. Pearson (Case No. 3:19-cv-17833) and Shabbouei v. Pearson (Case No. 3:19-cv-17987). Plaintiffs in both cases assert claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment related to among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor. The claims alleged in these cases are based on the same purported conduct that is at issue in In re Valeant Pharmaceuticals International, Inc. Securities Litigation, all of which occurred prior to 2017. The Shabbouei complaint also asserts a claim for contribution and indemnification by the Defendants for any liability the Company ultimately faces as a result of the conduct alleged in the complaint. The Company disputes these claims and intends to defend itself vigorously.
Antitrust
Generic Pricing Antitrust Class Action
As of June 2018, the Company's subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this subsection, collectively, the “Company”), were added as defendants in putative class action multidistrict antitrust litigation entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16-MD-2724). The lawsuit to which the Company was added was filed by direct purchaser plaintiffs and seeks damages under federal antitrust laws, alleging that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. Specific claims against the Company’s subsidiaries relate to generic pricing of the Company’s metronidazole vaginal product as part of an alleged overarching conspiracy among generic drug manufacturers. As of December 2018, three direct purchaser plaintiffs that had opted out of the putative class filed an amended complaint in the MDL that added Oceanside, Bausch Health US and Bausch Health Americas, alleging similar claims as the direct purchaser plaintiffs’ putative class action complaint. On October 18, 2019, Humana Inc. filed a related complaint against Oceanside, Bausch Health US and Bausch Health Americas, as well as other defendants, alleging similar claims. Separate complaints by other plaintiffs which had been consolidated in the same multidistrict litigation do not name the Company or any of its subsidiaries as a defendant. The Company has filed motions to dismiss the earlier-filed actions. On August 15, 2019, the Court denied defendants’ joint motion to dismiss claims asserting the existence of an overarching multi-drug conspiracy. The Company’s individual motion to dismiss the earlier-filed actions remains pending. Discovery against the Company’s subsidiaries has commenced. The Company continues to vigorously defend these matters. On July 18, 2019, 87 health plans filed a Praecipe to commence an action in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation. As of the date hereof, Plaintiffs have not filed a Complaint.
Glumetza Antitrust Class Actions
In August, September and October 2019, six (6) putative antitrust class actions were filed in the Northern District of California against the Company, Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc., and Santarus, Inc. (among other defendants). Four of the cases were filed by direct purchasers and two of the cases were filed by end payer purchasers. The direct purchaser defendants seek damages under federal antitrust laws and the end payer purchasers seek damages under state antitrust, consumer protection, and unjust enrichment laws as well as injunctive relief under federal antitrust laws. The lawsuits allege that a 2012 settlement of a patent litigation regarding Glumetza® delayed generic entry in exchange for an agreement not to launch an authorized generic of Glumetza® or grant any other company a license to do so. The complaints allege that the settlement agreement resulted in higher prices for Glumetza® and metformin hydrochloride both prior to and after generic entry. The Company and its affiliates named in these cases dispute the claims against them and intend to vigorously defend these matters.
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Relistor®, Uceris®, Xifaxan® 200mg, Xifaxan® 550mg, Plenvu®, Bryhali®, Prolensa® and Jublia® in the United States and Jublia® in Canada, other similar suits. These matters are proceeding in the ordinary course.
In July 2019, the Company announced that the U.S. District Court of New Jersey had upheld the validity of and determined Actavis' infringement of a patent protecting the Company's Relistor® tablets, expiring in March 2031. In July 2019, the Company also announced that it had agreed to resolve the outstanding intellectual property litigation with Teva Pharmaceuticals USA, Inc. ("Teva") regarding Apriso® extended-release capsules 0.375g. As part of the settlement, the parties agreed to dismiss all litigation related to Apriso®, and intellectual property protecting Apriso® will remain intact and enforceable. In addition, the Company will grant Teva a non-exclusive license effective October 1, 2021 to the intellectual property relating to Apriso® in the United States (provided that Teva will be able to begin marketing prior to such date if another generic version of the product is granted approval and starts selling or distributing such generic prior to October 1, 2021).
In September 2019, the Company received a Notice of Paragraph IV Certification from Sandoz, Inc. (“Sandoz”), in which Sandoz asserted that the following U.S. patents, each of which is listed in the FDA’s Orange Book for Salix Pharmaceuticals, Inc.’s (“Salix Inc.”) Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Sandoz’s generic rifaximin tablets, 550 mg, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Sandoz: U.S. Patent No. 8,309,569 (the “‘569 patent”), U.S. Patent No. 7,045,620 (the “‘620 patent”), U.S. Patent No. 7,612,199 (the “‘199 patent”), U.S. Patent No. 7,902,206 (the “‘206 patent”), U.S. Patent No. 7,906,542 (the “‘542 patent”), U.S. Patent No. 7,915,275 (the “‘275 patent”), U.S. Patent No. 8,158,644 (the “‘644 patent”), U.S. Patent No. 8,158,781 (the “‘781 patent”), U.S. Patent No. 8,193,196 (the “‘196 patent”), U.S. Patent No. 8,518,949 (the “‘949 patent”), U.S. Patent No. 8,741,904 (the “‘904 patent”), U.S. Patent No. 8,835,452 (the “‘452 patent”), U.S. Patent No. 8,853,231 (the “‘231 patent”), and U.S. Patent No. 9,271,968 (the “’968 Patent”) (collectively, the “Xifaxan® Patents”). Salix Inc. holds the NDA for Xifaxan® and its affiliate, Salix Pharmaceuticals, Ltd. (“Salix Ltd.”), is the owner of the ‘569 patent and Alfa Sigma S.p.A. (“Alfa Sigma”) is the owner of the ‘620 patent, the ‘199 patent, the ‘206 patent, the ‘542 patent, the

‘275 patent, the ‘644 patent, the ‘781 patent, the ‘196 patent, the ‘949 patent, the ‘904 patent, the ‘452 patent, the ‘231 patent, and the ‘968 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, Bausch Health Ireland Limited (“BIRL”) to market Xifaxan® tablets, 550 mg.   On September 30, 2019, Salix Inc. and its affiliates, Salix Ltd. and BIRL, and Alfa Sigma (the “Plaintiffs”) filed suit against Sandoz in the U.S. District Court for the District of New Jersey (Case No. 19-18566) pursuant to the Hatch-Waxman Act, alleging infringement by Sandoz of one or more claims of each of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Sandoz’s ANDA for rifaximin tablets, 550 mg. Xifaxan® is protected by 23 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book.   The claim is substantially similar to the claim brought by Actavis in February 2016 that was settled in September 2018.  The Company remains confident in the strength of the Xifaxan® patents and will continue to vigorously pursue this matter and defend its intellectual property.
In addition, patents covering the Company's branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review ("IPR") at the U.S. Patent & Trademark Office. The proceedings operate under different standards from district court proceedings, and are often completed within 18 months of institution.  IPR challenges have been brought against patents covering the Company's branded pharmaceutical products.  For example, following Acrux DDS’s IPR petition, the U.S. Patent and Trial Appeal Board, in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia® and, on June 6, 2018, issued a written determination invalidating such patent. An appeal of this decision was filed on August 7, 2018. Jublia® continues to be covered by eight other Orange Book-listed patents owned by the Company, which expire in the years 2028 through 2034.
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, the Company has been named in one hundred and sixty-five (165) product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, only twelve (12) of such product liability suits currently remain pending, and these twelve (12) matters are subject to the Johnson & Johnson indemnification referenced below.
Potential liability (including its attorneys’ fees and costs) arising out of the covered Shower to Shower® lawsuits filed against the Company is subject to certain indemnification obligations of Johnson & Johnson owed to the Company, and legal fees and costs will be paid by Johnson & Johnson. The Company and Johnson & Johnson reached an agreement on April 17, 2019, regarding the scope of the indemnification relating to the majority of the Shower to Shower® matters (the “Covered Matters”) and the Company has dismissed the demand for arbitration that the Company filed against Johnson & Johnson to assert its rights to indemnification. Johnson & Johnson will fully indemnify the Company in the Covered Matters, which include (i) personal injury and products liability actions arising from alleged exposure to Shower to Shower® prior to March 2020 and (ii) consumer fraud, consumer protection, false advertising or other regulatory actions arising out of the manufacture, use, or sale of Shower to Shower® up to and including September 9, 2012. The Company does not believe that the Covered Matters will have a material impact on the Company’s financial results going forward.
The various lawsuits include three cases originally filed in the In re Johnson & Johnson Talcum Powder Litigation, Multidistrict Litigation 2738, pending in the United States District Court for the District of New Jersey, and one case that was filed in the District of Puerto Rico and subsequently transferred to the MDL. The Company and Bausch Health US were first named in a lawsuit filed directly into the MDL alleging that the use of the Shower to Shower® product caused the plaintiff to develop ovarian cancer. The plaintiff agreed to a dismissal of all claims against the Company and Bausch Health US without prejudice. The Company has subsequently been named in one additional lawsuit, originally filed in the District of Puerto Rico and subsequently transferred into the MDL, but has not been served in that case. The Company was also named in two additional lawsuits filed directly into the MDL that have also not yet been served.
These lawsuits also include a number of matters filed in the Superior Court of Delaware and six cases filed in the Superior Court of New Jersey alleging that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer. The Company has been voluntarily dismissed from nearly all of these cases, with claims against Bausch Health US only remaining in two cases pending in New Jersey and one case pending in Delaware. Four of the six cases in the Superior Court of New Jersey were voluntarily dismissed as to Bausch Health US as well. The allegations in the remaining three cases specifically directed to Bausch Health US include failure to warn, design defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, and punitive damages. One hundred twenty-two (122) of the Delaware actions were voluntarily dismissed without prejudice pursuant to stipulation in January 2019, and although the stipulation permitted the cases to be filed again within 60 days, none of the cases have been refiled.

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
General Civil Actions
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
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California

Safe Cosmetics Act. This lawsuit was served on Bausch Health US on June 28, 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. The Company and Bausch Health US dispute the claims against them and intend to defend this lawsuit vigorously.
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, Index No. 651597/2018. Doctors Allergy asserts breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas.  Doctors Allergy claims its damages are not less than $23 million.  On June 14, 2018, Bausch Health Americas filed a motion to dismiss the complaint in part and a motion to strike. On July 16, 2019 the court granted the Company's motion in part and dismissed Doctor's Allergy's fraud and punitive damages claims. On August 28, 2019, the Company filed an Amended Answer and asserted Counterclaims against Doctors Allergy alleging breach of the covenant of good faith and fair dealing and tortious interference with contract. Discovery is proceeding. Bausch Health Americas disputes the claims against it and intends to vigorously defend against those claims and enforce its rights as asserted in its Counterclaims.
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
Contact Lens Antitrust Class Actions
Beginning in March 2015, a number of civil antitrust class action suits were filed by purchasers of contact lenses against B&L Inc., three other contact lens manufacturers, and a contact lens distributor, alleging that the defendants engaged in an anticompetitive scheme to eliminate price competition on certain contact lens lines through the use of unilateral pricing policies, and alleging violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, and of various state antitrust and consumer protection laws. These cases have been consolidated in the Middle District of Florida by the Judicial Panel for Multidistrict Litigation, under the caption In re Disposable Contact Lens Antitrust Litigation, Case No. 3:15-md-02626-HES-JRK. On August 19, 2019, B&L Inc. entered into a settlement, subject to Court approval, by which it agreed to pay $10 million to fully and finally resolve plaintiffs’ class claims in the case. On October 8, 2019, the settlement agreement was preliminarily approved by the Court. Trial against the remaining defendants is scheduled for February 3, 2020.
Mississippi Attorney General Consumer Protection Action
The Company and Bausch Health US were named in an action brought by James Hood, Attorney General of Mississippi, in the Chancery Court of the First Judicial District of Hinds County, Mississippi (Hood ex rel. State of Mississippi, Civil Action No. G2014-1207013, filed on August 22, 2014), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc., the Company and Bausch Health US related to the Shower to Shower® body powder product and its alleged causal link to ovarian cancer. As indicated above, the Company acquired the Shower to Shower® body powder product in September 2012 from Johnson & Johnson. The State sought compensatory damages, punitive damages, injunctive relief requiring warnings for talc-containing products, removal from the market of products that fail to warn, and to prevent the continued violation of the Mississippi Consumer Protection Act (“MCPA”). The State also sought disgorgement of profits from the sale of the product and civil penalties. The State did not make specific allegations as to the Company or Bausch Health US. The Company and Bausch Health US have agreed to resolve this litigation pursuant to a settlement agreement with the State of Mississippi for a non-material amount. At this time, an order of dismissal has not yet been entered by the Court.

20.	SEGMENT INFORMATION
Reportable Segments
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

Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Revenues:
Bausch + Lomb/International	$1,175	$1,147	$3,501	$3,459
Salix	551	460	1,505	1,323
Ortho Dermatologics	147	176	407	457
Diversified Products	336	353	964	1,020
	$2,209	$2,136	$6,377	$6,259

Segment profits:
Bausch + Lomb/International	$333	$341	$989	$988
Salix	375	304	995	868
Ortho Dermatologics	58	88	156	190
Diversified Products	246	267	714	766
	1,012	1,000	2,854	2,812
Corporate	(158)	(167)	(435)	(442)
Amortization of intangible assets	(475)	(658)	(1,452)	(2,142)
Goodwill impairments	—	—	—	(2,213)
Asset impairments	(33)	(89)	(49)	(434)
Restructuring and integration costs	(4)	(3)	(28)	(16)
Acquisition-related contingent consideration	(3)	19	(2)	23
Other income (expense), net	(10)	15	(15)	3
Operating income (loss)	329	117	873	(2,409)
Interest income	2	3	9	9
Interest expense	(406)	(420)	(1,221)	(1,271)
Loss on extinguishment of debt	—	—	(40)	(75)
Foreign exchange and other	9	—	12	18
Loss before benefit from (provision for) income taxes	$(66)	$(300)	$(367)	$(3,728)

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

	Three Months Ended September 30, 2019					Three Months Ended September 30, 2018
(in millions)	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total
Pharmaceuticals	$217	$551	$97	$207	$1,072	$222	$460	$140	$233	$1,055
Devices	375	—	46	—	421	365	—	29	—	394
OTC	371	—	—	—	371	352	—	—	—	352
Branded and Other Generics	197	—	—	119	316	192	—	—	115	307
Other revenues	15	—	4	10	29	16	—	7	5	28
	$1,175	$551	$147	$336	$2,209	$1,147	$460	$176	$353	$2,136

	Nine Months Ended September 30, 2019					Nine Months Ended September 30, 2018
(in millions)	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total
Pharmaceuticals	$670	$1,505	$265	$617	$3,057	$667	$1,323	$346	$714	$3,050
Devices	1,127	—	130	—	1,257	1,117	—	90	—	1,207
OTC	1,063	—	—	—	1,063	1,046	—	—	—	1,046
Branded and Other Generics	582	—	—	332	914	576	—	—	294	870
Other revenues	59	—	12	15	86	53	—	21	12	86
	$3,501	$1,505	$407	$964	$6,377	$3,459	$1,323	$457	$1,020	$6,259

The top ten products for the nine months ended September 30, 2019 and 2018 represented 38% and 36% of total revenues for the nine months ended September 30, 2019 and 2018, respectively.

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
U.S. and Puerto Rico	$1,369	$1,329	$3,851	$3,766
China	86	91	276	273
Canada	85	78	252	231
Japan	67	59	181	165
Mexico	56	56	158	153
Egypt	55	45	157	134
France	45	46	156	159
Poland	49	49	156	164
Russia	47	38	124	106
Germany	33	38	119	130
United Kingdom	27	29	85	87
Italy	18	19	62	64
Spain	18	17	62	61
Other	254	242	738	766
	$2,209	$2,136	$6,377	$6,259

Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Nine Months Ended September 30,
	2019	2018
McKesson Corporation (including McKesson Specialty)	17%	18%
AmerisourceBergen Corporation	17%	18%
Cardinal Health, Inc.	14%	13%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through November 4, 2019 and should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1993, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Consolidated Financial Statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2018, which were included in our Annual Report on Form 10-K filed on February 20, 2019. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
We are a global pharmaceutical and medical device company whose mission is to improve people’s lives with our health care products. We develop, manufacture and market, primarily in the therapeutic areas of eye-health, gastroenterology ("GI") and dermatology, a broad range of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) over-the-counter (“OTC”) products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices), which are marketed directly or indirectly in approximately 100 countries.
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
The Bausch + Lomb/International segment - consists of our Global Bausch + Lomb eye-health business and our International Rx business. Our Global Bausch + Lomb eye-health business includes our Vision Care, Surgical, Consumer and Ophthalmology Rx products, which in aggregate accounted for approximately 42%, 43% and 41% of our Company's revenues for the nine months ended September 30, 2019 and the years 2018 and 2017, respectively. Our International Rx business, with the exception of our Solta products, includes sales in Canada, Europe, Asia, Australia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products and medical device products, which in aggregate accounted for approximately 13%, 13% and 14% of our Company's revenues for the nine months ended September 30, 2019 and the years 2018 and 2017, respectively.

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
As part of our Global Bausch + Lomb business strategy, we continually look for key trends in the eye-health market to meet changing consumer/patient needs and identify areas for investment and growth. For instance, one of these trends, myopia, is increasing substantially, and importantly, myopia is a risk factor for glaucoma, macular degeneration and retinal detachment. We continue to see increased demand for new eye-health products that address conditions brought on by factors such as increased screen time, lack of outdoor activities and academic pressures, as well as conditions brought on by an aging population for example, as more and more baby-boomers in the U.S. are reaching the age of 65. To supplement our well-established Bausch + Lomb product lines, we continue to identify new products tailored to address these key trends, which we develop internally with our own research and development (“R&D”) team to generate organic growth. We also license selective molecules or technology in leveraging our own R&D expertise through development. Recent product launches include Biotrue® ONEday daily disposable contact lenses, the next generation of Bausch + Lomb ULTRA® contact lenses, SiHy Daily contact lenses, Lumify® (an eye redness treatment), Vyzulta® (a pressure lowering eye drop for patients with angle glaucoma or ocular hypertension) and Ocuvite® Eye Performance (vitamins to protect the eye from stressors such as sun light and blue light emitted from digital devices).
The Salix segment - consists of sales in the U.S. of GI products and includes our Xifaxan® product, which accounted for approximately 17%, 14% and 11% of our total revenues for the nine months ended September 30, 2019 and the years 2018 and 2017, respectively.
As part of our acquisition of Salix Pharmaceutical, Ltd. in April 2015 (the "Salix Acquisition"), we acquired the intellectual property to a number of products that have provided us with year-over-year revenue growth, particularly the intellectual properties behind Xifaxan® for, amongst other indications, irritable bowel syndrome with diarrhea (“IBS-D”), and Relistor® for opioid induced constipation (“OIC”). Revenues from our Xifaxan® and Relistor® products increased approximately 22% and 37%, respectively, in 2018 when compared to 2017 and increased 19% and 9%, respectively, for the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018. We attribute these increases, in part, to our January 2017 sales force expansion program described later in the discussion of our Salix infrastructure.
Our Salix business strategy includes building upon our Xifaxan® and Relistor® business models. Specifically, we have identified and continue to look for opportunities to capitalize on the sales force and infrastructure we have built around our Xifaxan® and Relistor® products. Part of that strategy is to gain access to new products through innovation, co-promotion and acquisition. We have been executing on these strategies in the second half of 2018 and during 2019, as we: (i) are in the process of developing next generation formulations of our Salix intellectual properties to address new indications, (ii) have completed the strategic acquisition of certain assets of Synergy Pharmaceuticals Inc. (“Synergy”) and (iii) have entered into licensing agreements for investigational products, which, once developed and if approved by the U.S. Food and Drug Administration (the "FDA"), will be new treatments for certain GI and liver diseases. Each of these opportunities potentially provides us with the ability to expand our GI portfolio and allows us to leverage our existing GI sales force, supply channel and distribution channel.
The Ortho Dermatologics segment - consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological products) and (ii) global sales of Solta dermatological devices.
The Ortho Dermatologics business is our medical dermatology business dedicated to the treatment of a range of therapeutic areas, including psoriasis, actinic keratosis, acne, atopic dermatitis and other dermatoses and includes our Duobrii®, Bryhali® and Siliq® product lines. As part of our business strategy for the Ortho Dermatologics segment, we have made significant investments to build out our psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities, with a focus on topical gel and lotion products over injectable biologics. We continue to support and develop injectable biologics; however, we believe some patients prefer topical products as an alternative to injectable biologics. Further, as topical products can, in many cases, defer the use of injectable biologics that often come with associated risk/benefit profiles, a topical product is usually more readily adopted by payors, is less expensive and can be more cost-effective than injectable biologics. Therefore, we believe topical products represent alternative treatments for physicians, payors and patients, and as the preferred choice of treatment, have the potential to drive greater volumes, generate better margins and will ultimately be a key contributing factor of our Ortho Dermatologics business.
In addition to our established and in-development product lines, we also look to gain access to other dermatology products through strategic licensing agreements. We believe this allows us to leverage our experienced dermatology sales leadership team and our recently expanded Ortho Dermatologics sales force to drive growth in our Ortho Dermatologics business.

Our Solta business is dedicated to the development of innovative treatment technologies that provide proven and effective medical aesthetic and therapeutic benefits to consumers. The Solta portfolio which includes our Thermage® systems, Fraxel® system, Clear + Brilliant® systems and VASERlipo® system, collectively make up a comprehensive platform to address a range of aesthetic skin and body issues.
The Diversified Products segment - consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, such as Wellbutrin®, Aplenzin®, Cuprimine®, Ativan® and Migranal®, (ii) generic products, such as Uceris® AG, Elidel® AG and Diastat® AG and (iii) dentistry products, such as Arestin® and NeutraSal®.
Significant Seven
We have focused our R&D to advance development programs that we believe will drive growth in our core businesses, while creating efficiencies in our R&D efforts and expenses. These programs include the following products which we have dubbed our "Significant Seven", all of which have been launched as of June 2019.

•
Duobrii® (Ortho Dermatologics) - Launched in June 2019 and is the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of moderate-to-severe plaque psoriasis in adults.

•
Bryhali® (Ortho Dermatologics) - Launched in November 2018 and is a novel product that contains a unique, lower concentration of halobetasol propionate for the treatment of moderate-to-severe psoriasis.

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

As outlined later in this discussion, we believe the prospects for this group of products to be substantial and anticipate devoting significant marketing efforts toward their promotion.
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
Strategic Acquisition - In March 2019, we completed the acquisition of certain assets of Synergy whereby we acquired the worldwide rights to the Trulance® (plecanatide) product, a once-daily tablet for adults with chronic idiopathic constipation, or CIC and irritable bowel syndrome with constipation, or IBS-C. We believe that the Trulance® product complements our existing Salix products and allows us to effectively leverage our existing GI sales force.
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
To address the expected global demand for our SiHy Daily disposable contact lenses, in November 2018, we initiated $300 million of additional expansion projects to add multiple production lines to our Rochester and Waterford facilities. SiHy Daily disposable contact lenses, one of our Significant Seven products, are expected to be launched in the U.S. in the second half of 2020.
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
As part of our turnaround, we removed projects related to divested businesses and rebalanced our portfolio to better align with our long-term plans and focus on core businesses. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our new strategy. We have over 225 projects in our global pipeline and anticipate submitting approximately 115 of those projects for regulatory approval in 2019 and 2020.
Core assets that have received a significant portion of our R&D investment in current and prior periods are listed below.

•
Dermatology - In June 2019, we launched Duobrii®, the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of moderate-to-severe plaque psoriasis in adults.  Halobetasol propionate and tazarotene are each approved to treat plaque psoriasis when used separately, but the duration of halobetasol propionate is limited by FDA labeling constraints and the use of tazarotene can be limited due to tolerability concerns.  However, the combination of these ingredients in Duobrii®, with a dual mechanism of action, allows for expanded duration of use, with reduced adverse events.

•
Dermatology - In November 2018, we launched Bryhali®, a novel product that contains a unique, lower concentration of halobetasol propionate for the treatment of moderate-to-severe psoriasis which is FDA approved for 8 weeks of use. The FDA has previously approved halobetasol propionate to treat plaque psoriasis, but limited duration of use to two weeks.

•
Dermatology - Internal Development Project ("IDP") 131 is a new chemical entity, KP-470, for the topical treatment of psoriasis. On February 27, 2018, we announced that we entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. to develop and commercialize the compound.  An early proof of concept study was initiated in the first half of 2019. If approved by the FDA, KP-470 could represent a novel drug with an alternative mechanism of action in the topical treatment of psoriasis.

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

•
Bausch + Lomb - SiHy Daily AQUALOXTM is a silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. Product validation was completed in June 2018 and SiHy Daily AQUALOXTM was launched in Japan in September 2018. We expect to launch our SiHy Daily disposable contact lens in the U.S. in the second half of 2020.

•	Dermatology - IDP-126 is an acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. Phase 3 studies are planned to start in December 2019.

•
Bausch + Lomb - Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) is an OTC eye drop developed as an ocular redness reliever. We have several line extensions currently under development and further clinical studies are planned to start in 2020.

•
Gastrointestinal - We have initiated a Phase 2 study for the treatment of overt hepatic encephalopathy with a new formulation of rifaximin, which we acquired as part of the Salix Acquisition. We expect to complete an interim analysis by the first quarter of 2020.

•
Gastrointestinal - Following the read out of the overt hepatic encephalopathy study, we are planning to initiate a study potentially evaluating the new formulation of rifaximin in potential hepatic encephalopathy and gastrointestinal conditions. The study is expected to start in the second half of 2020. This study replaces the planned Xifaxan® 550mg tablets Phase 2 study evaluating the prevention of complications of decompensation cirrhosis referenced in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019.

•
Gastrointestinal - We are initiating a Phase 2 study to evaluate rifaximin for the treatment of small intestinal bacterial overgrowth or SIBO. Patient enrollment is expected to begin in the first half of 2020.

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

•
Dermatology - IDP-123 is an acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while maintaining efficacy. The FDA has accepted for review our New Drug Application (“NDA”) for IDP-123 and set a Prescription Drug User Fee Act (“PDUFA”) action date of December 22, 2019.

•	Dermatology - IDP-124 is a topical lotion product designed to treat moderate to severe atopic dermatitis, with pimecrolimus, currently in Phase 3 testing.

•	Dermatology - IDP-135 is a topical retinoid product in development. An FDA guidance meeting was held in September 2019 and the development strategy is in progress.

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

•
Bausch + Lomb - We are developing a new Ophthalmic Viscosurgical Device product, with a formulation to protect corneal endothelium during phacoemulsification process during a cataract surgery and to help chamber maintenance and lubrication during interocular lens delivery. In September 2019, we received an investigative device exemption (“IDE”) to start a cohesive clinical study for the dispersive product and expect to complete process validation in the fourth quarter of 2019. If successful, we anticipate filing a Premarket Approval application with the FDA in the first quarter of 2020.

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

•	Bausch + Lomb - Enhanced enVista® Toric intraocular lens was launched in July 2018.

•
Bausch + Lomb - We are developing a preloaded intraocular lens injector platform for enVista interocular lens. We have received approvals from the EU and Canada and received FDA clearance of the injector.

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

•
Bausch + Lomb - Renu® Advanced Multi-Purpose Solution (“MPS”) contains a triple disinfectant system that kills 99.9% of germs, and has a dual surfactant system that provides up to 20 hours of moisture. Renu® Advanced MPS is FDA cleared with indications for use to condition, clean, remove protein, disinfectant, rinse and store soft contact lenses including those composed of silicone hydrogels. Renu® Advanced MPS has gained regulatory approvals in Korea, India, Mexico, Indonesia, Malaysia and Singapore.

•
Bausch + Lomb - Custom soft contact lens (Ultra buttons) is a latheable silicone hydrogel button for custom soft specialty lenses including; Sphere, Toric, Multifocal, Toric Multifocal and irregular corneas. If approved by the FDA, we expect to launch in the first quarter of 2021.

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

In addition to the internal development of products in our pipeline as discussed above, we also seek ways to augment our pipeline with investigational treatments. In October 2019, we acquired an exclusive license from Clearside Biomedical, Inc. ("Clearside") for the commercialization and development of Xipere™ (triamcinolone acetonide suprachoroidal injectable suspension) in the U.S. and Canada. Xipere™ is a proprietary suspension of the corticosteroid triamcinolone acetonide formulated for suprachoroidal administration via Clearside's proprietary SCS Microinjector™ that is being investigated as a targeted treatment of macular edema associated with uveitis. Clearside expects to resubmit its NDA for Xipere™ to the FDA in the first quarter of 2020. We believe Xipere™ will complement our Bausch + Lomb portfolio of integrated eye-health products and, if approved by the FDA, Xipere™ will be the first therapy available for patients suffering from macular edema associated with uveitis.
Improve Capital Structure
We have made measurable progress in improving our capital structure by: (i) reducing our debt through repayments and (ii) extending the maturities of debt through refinancing. Using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management, through the date of this filing, we repaid (net of additional borrowings) over $7,450 million of long-term debt since the beginning of 2016, in the aggregate. Further, as a result of the refinancing and debt repayments outlined below, as of the date of this filing, we have eliminated all mandatory scheduled principal repayments of our debt obligations through 2020 and our mandatory scheduled principal repayments through 2021 are approximately $203 million.
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

Debt Repayments - During the years 2016 through 2018, we repaid (net of additional borrowings) over $6,800 million of long-term debt using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management. During the nine months ended September 30, 2019, we repaid approximately $700 million of long-term debt, net of borrowings under our 2023 Revolving Credit Facility (as defined below). Repayments of long-term debt during the nine months ended September 30, 2019 included: (i) $462 million of our seven year Tranche B Term Loan Facility maturing in June 2025 (the “June 2025 Term Loan B Facility”), (ii) $169 million of our seven year Tranche B Term Loan Facility maturing in November 2025 (the "November 2025 Term Loan B Facility") and (iii) $75 million, net of borrowings, of our 2023 Revolving Credit Facility. In addition to these repayments, during October 2019, we redeemed $100 million aggregate principal amount of our outstanding 5.875% Senior Unsecured Notes due 2023 (the "May 2023 Unsecured Notes") and had drawn net borrowings of $200 million under our 2023 Revolving Credit Facility primarily used for the payment of interest due in October 2019 and other short-term capital needs.
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
2019 Refinancing Transactions - In March and May 2019, we accessed the credit markets and completed a series of transactions, whereby we extended $3,000 million in aggregate maturities of certain debt obligations due to mature in December 2021 through May 2023, out to January 2027 through May 2029.
On March 8, 2019, we issued: (i) $1,000 million aggregate principal amount of 8.50% Senior Unsecured Notes due January 2027 and (ii) $500 million aggregate principal amount of 5.75% Senior Secured Notes due August 2027 (the "August 2027 Secured Notes") in a private placement. The unsecured notes form part of the same series as our existing 8.50% Senior Unsecured Notes due January 2027 (the "January 2027 Unsecured Notes"). A portion of the net proceeds of the January 2027 Unsecured Notes and the August 2027 Secured Notes and cash on hand were used to: (i) repurchase the remaining $700 million outstanding principal amount of 5.625% Senior Unsecured Notes due 2021 (the “December 2021 Unsecured Notes”), (ii) repurchase $584 million of May 2023 Unsecured Notes, (iii) repurchase $216 million of 5.50% Senior Unsecured Notes due 2023 (the "March 2023 Unsecured Notes") and (iv) pay all fees and expenses associated with these transactions (collectively, the “March 2019 Refinancing Transactions”).
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

As a result of prepayments and a series of refinancing transactions through September 30, 2019, we have extended the maturities of a substantial portion of our long-term debt, providing us with additional liquidity and greater flexibility to execute our business plans. The tables below summarize our outstanding debt portfolio and maturities as of September 30, 2019 as compared to December 31, 2018.

		September 30, 2019		December 31, 2018
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2023 Revolving Credit Facility	June 2023	$—	$—	$75	$75
June 2025 Term Loan B Facility	June 2025	3,932	3,826	4,394	4,269
November 2025 Term Loan B Facility	November 2025	1,312	1,293	1,481	1,456
Senior Secured Notes:
5.75% Secured Notes	August 2027	500	493	—	—
All other Senior Secured Notes	March 2022 through November 2025	5,000	4,955	5,000	4,948
Senior Unsecured Notes:
5.625%	December 2021	—	—	700	697
5.50%	March 2023	402	400	1,000	995
5.875%	May 2023	1,548	1,540	3,250	3,229
8.50%	January 2027	1,750	1,756	750	738
7.00%	January 2028	750	740	—	—
7.25%	May 2029	750	740	—	—
All other Senior Unsecured Notes	May 2023 through April 2026	7,885	7,811	7,970	7,886
Other	Various	12	12	12	12
Total long-term debt and other		$23,841	$23,566	$24,632	$24,305
The weighted average stated interest rate of the Company's outstanding debt as of September 30, 2019 and December 31,
2018 was 6.39% and 6.23%, respectively.
The scheduled principal repayments of our debt obligations as of September 30, 2019 compared with December 31, 2018 were as follows:

(in millions)	September 30, 2019	December 31, 2018
2019	$100	$228
2020	—	303
2021	203	1,003
2022	1,553	1,553
2023	3,788	6,348
2024	2,303	2,303
Thereafter	15,894	12,894
Gross maturities	$23,841	$24,632
During October 2019, we redeemed $100 million aggregate principal amount of our outstanding May 2023 Unsecured Notes and had drawn net borrowings of $200 million under our 2023 Revolving Credit Facility primarily used for the payment of interest due in October 2019 and other short-term capital needs. These transactions are not reflected in the table above.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt” for further details.

Address Legacy Legal Matters
The Company was burdened with addressing certain ongoing legal matters, some of which were inherited as part of the acquisitions we completed in 2015 and prior. In order to better focus on our core activities and simplify our operations, we have been vigorously addressing many of these matters, and, through the date of this filing, we achieved dismissals and other positive outcomes in a number of litigations, disputes and investigations, as we continue to actively address others. For example, in July 2019, we announced that the U.S. District Court of New Jersey had upheld the validity of and determined Actavis Laboratories FL, Inc.’s ("Actavis") infringement of a patent protecting our Relistor® tablets, expiring in March 2031. In July 2019, we also announced that we had agreed to resolve the outstanding intellectual property litigation with Teva Pharmaceuticals USA, Inc. ("Teva") regarding Apriso® extended-release capsules 0.375g. As part of the settlement, the parties agreed to dismiss all litigation related to Apriso®, and intellectual property protecting Apriso® will remain intact and enforceable. In addition, we will grant Teva a non-exclusive license effective October 1, 2021 to the intellectual property relating to Apriso® in the United States (provided that Teva will be able to begin marketing prior to such date if another generic version of the product is granted approval and starts selling or distributing such generic prior to October 1, 2021). The Company has now resolved litigation related to Apriso® with two out of the four Paragraph IV filers. In addition, in August 2019, we entered into a settlement to fully and finally resolve the plaintiffs’ class claims against one of our affiliates in a civil antitrust class action suit relating to certain contact lens lines. Also, in October 2019, we entered into a settlement agreement with the State of Mississippi to resolve an action that had alleged consumer protection claims against the Company, among others, related to the Shower to Shower® body powder product and its alleged causal link to ovarian cancer (an order of dismissal has not yet been entered by the Court in this matter).
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
Through Dermatology.com, all patients, regardless of their insurance status, will be able to purchase medicines at prices ranging from $50 to $115 per prescription. By doing so, the program will provide branded options that offer proven medicines with straightforward access. It will include certain Ortho Dermatologics brands, such as Retin-A® (tretinoin) cream, as well as novel products, such as Altreno® (tretinoin) Lotion, 0.05%. All products included in the Dermatology.com program will be eligible for Flexible Spending Accounts or Health Saving Accounts and will continue to be supported by the Company's Patient Assistance Program, which offers free medication for patients who meet income and other eligibility criteria. We plan to include approximately 15 Ortho Dermatologics products in the Dermatology.com program by January 2020 including some investigational therapies that will be added to the program as soon as, and if, they are approved by the FDA.
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
During 2018, we launched and/or relaunched innovative products across multiple countries that contributed to organic growth in most of our core businesses and we currently have over 225 R&D projects in our global pipeline. In addition to these projects, we have completed the launch of the products we have dubbed our "Significant Seven". These Significant Seven products are: (i) Bryhali® (Ortho Dermatologics), (ii) Duobrii® (Ortho Dermatologics), (iii) Lumify® (Bausch + Lomb), (iv) Relistor® (Salix), (v) SiHy Daily (Bausch + Lomb), (vi) Siliq® (Ortho Dermatologics) and (vii) Vyzulta® (Bausch + Lomb). Revenues for our Significant Seven were greater than $150 million in 2018 and were approximately $75 million in 2017. We believe the prospects for this group of products to be substantial and anticipate devoting significant marketing efforts toward their promotion. We also believe that the strength and impact of these products on their respective markets will demonstrate the effectiveness of our pipeline and R&D strategies and promote further innovation in our businesses.
Leveraging our Salix Infrastructure
As we strongly believe in our Xifaxan® and Relistor® business models, as part of our transformation, we have taken initiatives to further capitalize on the value of the infrastructure we built around these products.
In the first quarter of 2017, we hired approximately 250 trained and experienced sales force representatives and managers to create, bolster and sustain deep relationships with primary care physicians (“PCP”). With approximately 70% of IBS-D patients initially presenting symptoms to a PCP, we continue to believe that the dedicated PCP sales force is better positioned to reach more patients in need of IBS-D treatment.
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
For instance, in order to continue to generate growth in these products, we continue to directly invest in next generation formulations of Xifaxan® and rifaximin, the principal semi-synthetic antibiotic used in our Xifaxan® product. In addition to one R&D program in progress, we have three other R&D programs planned to start in 2020 for next generation formulations of Xifaxan® and rifaximin which address new indications.

In addition to driving growth through internal R&D development, we seek to align ourselves with new external product development opportunities.  In April 2019, we entered into two licensing agreements which present us with unique developmental opportunities to address unmet needs of individuals suffering with certain GI and liver diseases. The first of these two licensing agreements is with the University of California for certain intellectual property relating to an investigational compound targeting the pituitary adenylate cyclase receptor 1 in non-alcoholic fatty liver disease (“NAFLD”), nonalcoholic steatohepatitis (“NASH”) and other GI and liver diseases. We believe this compound, once fully developed, could address certain unmet medical needs in the treatment of NAFLD and NASH.  The second is an exclusive licensing agreement with Mitsubishi Tanabe Pharma Corporation to develop and commercialize MT-1303 (amiselimod), a late-stage oral compound that targets the sphingosine 1-phosphate receptor that plays a role in autoimmune diseases, such as inflammatory bowel disease and ulcerative colitis. We plan to initiate a Phase 2 study for the development of MT-1303 in ulcerative colitis in the first half of 2020. Additionally, the cardiovascular Holter study is expected to readout around year end.
In addition to product development opportunities, we strive to access innovative and established GI products outside our existing Salix business that allow us to leverage our GI sales force, supply channel and distribution channel to bring about growth through incremental acquisitions. For instance, in March 2019, we completed the acquisition of certain assets of Synergy whereby we acquired the worldwide rights to the Trulance® (plecanatide) product, a once-daily tablet for adults with chronic idiopathic constipation, or CIC and irritable bowel syndrome with constipation, or IBS-C. We believe that the Trulance® product complements our existing Salix products and allows us to effectively leverage our existing GI sales force. As we focus on reestablishing momentum in the Trulance® product, we have reviewed certain strategies for the Salix business and as a result, we mutually agreed with US WorldMeds, LLC to terminate our arrangement to co-promote Lucemyra® effective September 30, 2019.
We continue to see growth in our Xifaxan® and Relistor® products. Revenues from our Xifaxan® and Relistor® franchises increased approximately 19% and 9%, respectively, for the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018. We therefore believe that the licensing and acquisition opportunities, as previously discussed, will be accretive to our business by providing us access to products that are a natural pairing to either our Xifaxan® or Relistor® businesses, allowing us to effectively leverage our existing infrastructure and sales force.
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
Aesthetics - On September 22, 2017, we received 510(k) clearance from the FDA and launched our Next Generation Thermage FLX® product in the United States. Next Generation Thermage FLX® is a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. During 2018 and 2019, Next Generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta medical aesthetic devices portfolio. These launches have been successful as Next Generation Thermage FLX® revenues for the nine months ended September 30, 2019 were in excess of $47 million. We expect additional launches of Next Generation Thermage FLX® in Asia and Europe in the near term, paced by country-specific regulatory registrations.
Psoriasis - As the number of reported cases of psoriasis in the U.S. has increased, we believe there is a need to make further investments in this market in order to maximize our opportunity and supplement our current psoriasis product portfolio. We have filed NDAs for several new topical psoriasis products, launched Bryhali® in November 2018 and launched Duobrii® in June 2019. We expect that Bryhali® and Duobrii® will line up well with our existing topical portfolio of psoriasis treatments and, supplemented by our injectable biologic products, such as Siliq®, will provide a diverse choice of psoriasis treatments to doctors and patients. In July 2017, we launched Siliq®, an IL-17 receptor blocker monoclonal antibody biologic for treatment of moderate-to-severe plaque psoriasis, which we estimate to be an over $5,000 million market in the U.S. (Siliq® has a Black Box Warning for the risks in patients with a history of suicidal thoughts or behavior and was approved with a Risk Evaluation and Mitigation Strategy involving a one-time enrollment for physicians and one-time informed consent for patients.) In addition, on February 27, 2018, we announced that we entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. to develop and commercialize products containing a new chemical entity, KP-470, for the topical treatment of psoriasis. An early proof of concept study was initiated in the first half of 2019. If approved by the FDA, KP-470 could represent a novel drug with an alternative mechanism of action in the topical treatment of psoriasis.
Acne - In support of our established acne product portfolio, we have developed several products, which include Retin-A Micro® 0.06% (launched in January 2018) and Altreno® (launched in the U.S. October 2018), the first lotion (rather than a gel or cream) product containing tretinoin for the treatment of acne. Revenues for the nine months ended September 30, 2019 were approximately $15 million and $4 million for Retin-A Micro® 0.06% and Altreno®, respectively. In addition to Retin-A Micro® 0.06% and Altreno®, we have three other unique acne projects in earlier stages of development that, if approved by the FDA, we believe will further innovate and advance the treatment of acne.
Improving Patient Access to Our Ortho Dermatologics Products - We see a real opportunity to be a leader in delivering affordable prescription dermatology products. As previously discussed, we recently announced our new cash-pay prescription model, Dermatology.com. Under the recent amendment to our existing Walgreens fulfillment agreement, the program is available at all Walgreens retail pharmacy locations in the U.S., and we are working on ways to expand this program even further. There are 13 products currently available through this channel and we expect to bring the number of products available up to 15 by January 2020. We expect that e-commerce and telemedicine will also be available sometime next year.
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
Continue to Manage Our Capital Structure
As previously outlined, we completed a series of transactions that reduced our debt levels, extended our debt maturities and improved our capital structure, providing us with additional liquidity and greater flexibility to execute our business plans. As a result of prepayments and a series of refinancing transactions, we have extended the maturities of a substantial portion of our long-term debt and, as a result, as of the date of this filing, scheduled principal repayments of our debt obligations through 2021 are approximately $203 million. Our reduced debt levels and improved debt portfolio will translate to lower repayments of principal over the next five years, which, in turn, will permit more cash flows to be directed toward developing our core assets, identifying new product opportunities and repaying additional debt amounts. In addition, as a result of the changes in our debt portfolio, approximately 80% of our debt is fixed rate debt as of September 30, 2019, as compared to approximately 65% as of January 1, 2017.
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
Based on current patent expiration dates, settlement agreements and/or competitive information, our key products that began facing or those which we believe will be facing potential loss of exclusivity and/or generic competition in the U.S. during the years 2019 through 2023 include, but are not limited to, Apriso®, Clindagel®, Cuprimine®, Lotemax® Gel, Lotemax® Suspension, Migranal®, MoviPrep®, Noritate®, PreserVision®, Solodyn®, Targretin® Gel, Xerese®, Zovirax® cream and certain other products subject to settlement agreements.  Aggregate revenues from key products that we believe will face potential loss of exclusivity and/or generic competition in the U.S. during: (i) 2019 represented 2% and 4%; (ii) 2020 represented 5% and 5%; (iii) 2021 represented 5% and 5%; (iv) 2022 represented less than 1% and 1%; and (v) 2023 represented 2% and 2% of our aggregate U.S., Mexico and Puerto Rico revenues for the nine months ended September 30, 2019 and the year 2018, respectively. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches.
In addition, for a number of our products (including Uceris®, Relistor®, Plenvu®, Xifaxan® 200mg and 550mg, Jublia®, Prolensa® and Bryhali® in the U.S. and Jublia® in Canada), we have commenced (or anticipate commencing) infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.
Xifaxan® 550mg Patent Litigation (Sandoz Inc.) - In October 2019, the Company announced that it and its licensor, AlfaSigma SpA had commenced litigation against Sandoz Inc. ("Sandoz"), a Novartis division, alleging patent infringement of 14 patents by Sandoz's filing of its Abbreviated New Drug Application ("ANDA") for Xifaxan® (rifaximin) 550 mg tablets. Xifaxan® is protected by 23 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book.
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
Xifaxan® 550mg Patent Litigation (Actavis)- On March 23, 2016, the Company initiated litigation against Actavis, which alleged infringement by Actavis of one or more claims of each of the Xifaxan® patents. On September 12, 2018, we announced that we had reached an agreement with Actavis that resolved the existing litigation and eliminated the pending challenges to our intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets. As part of the agreement, the parties agreed to dismiss all litigation related to Xifaxan® (rifaximin), Actavis acknowledged the validity of the licensed patents for Xifaxan® (rifaximin) 550 mg tablets and all intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets will remain intact and enforceable until expiry in 2029. The agreement also grants Actavis a non-exclusive license to the intellectual property relating to Xifaxan® (rifaximin) 550 mg tablets in the United States beginning January 1, 2028 (or earlier under certain circumstances). The Company will not make any financial payments or other transfers of value as part of the agreement. In addition, under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Actavis will have the option to: (1) market a royalty-free generic version of Xifaxan® tablets, 550 mg, should it receive approval from the FDA on its ANDA, or (2) market an authorized generic version of Xifaxan® tablets, 550 mg, in which case, we will receive a share of the economics from Actavis on its sales of such an authorized generic. Actavis will be able to commence such marketing earlier if another generic rifaximin product is granted approval and such other generic rifaximin product begins to be sold or distributed before January 1, 2028.
Generic Competition to Uceris® - In July 2018, a generic competitor launched a product which will directly compete with our Uceris® Tablet product. As disclosed in our prior filings, the Company initiated various infringement proceedings against this and other generic competitors. The Company continues to believe that its Uceris® Tablet-related patents are enforceable and is proceeding in the ongoing litigation between the Company and the generic competitor; however, the ultimate outcome of the matter is not predictable. The ultimate impact of this generic competitor on our future revenues cannot be predicted; however, Uceris® Tablet revenues for the nine months ended September 30, 2019 and 2018 were approximately $17 million and $75 million, respectively, and for the full years 2018 and 2017 were approximately $84 million and $134 million, respectively.
Generic Competition to Jublia® - On June 6, 2018, the U.S. Patent and Trial Appeal Board completed its inter partes review for an Orange Book-listed patent covering Jublia® and issued a written determination invalidating such patent.  Although the Company is not aware of any imminent launches of a generic competitor to Jublia®, the ultimate impact of this decision on our future revenues cannot be predicted.  Jublia® revenues for the nine months ended September 30, 2019 and 2018 were approximately $81 million and $62 million, respectively, and for the full years 2018 and 2017 were approximately $89 million and $96 million, respectively.  The Company continues to believe that the Jublia® related patent is valid and enforceable and, on August 7, 2018, an appeal of this decision was filed. The ultimate outcome of this matter is not predictable. Jublia® continues to be covered by eight remaining Orange Book-listed patents owned by the Company, which expire in the years 2028 through 2034. In August and September 2018, we received notices of the filing of a number of ANDAs with paragraph IV certification, and have timely filed patent infringement suits against these ANDA filers.
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
We believe that we have a well-established product portfolio that is diversified within our core businesses. We also believe that we have a robust pipeline that not only provides for the next generation of our existing products, but also brings new solutions into the market. Revenues for our Significant Seven were greater than $150 million in 2018 and approximately $75 million in 2017. We believe the prospects for this group of products to be substantial and anticipate devoting significant marketing efforts toward their promotion.
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

SELECTED FINANCIAL INFORMATION
Organic Revenues and Organic Growth Rates (non-GAAP)
Organic growth, a non-GAAP metric, is defined as a change on a period-over-period basis in revenues on a constant currency basis (if applicable) excluding the impact of recent acquisitions, divestitures and discontinuations. Organic revenue growth (non-GAAP) is growth in GAAP Revenue (its most directly comparable GAAP financial measure), adjusted for certain items, of businesses that have been owned for one or more years. Organic revenue is impacted by changes in product volumes and price. The price component is made up of two key drivers: (i) changes in product gross selling price and (ii) changes in sales deductions. The Company uses organic revenue (non-GAAP) and organic revenue growth (non-GAAP) to assess performance of its reportable segments, and the Company in total, without the impact of foreign currency exchange fluctuations and recent acquisitions, divestitures and product discontinuations. The Company believes that such measures are useful to investors as they provide a supplemental period-to-period comparison.
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
The following table provides selected unaudited financial information for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	Change	2019	2018	Change
Revenues	$2,209	$2,136	$73	$6,377	$6,259	$118
Operating income (loss)	$329	$117	$212	$873	$(2,409)	$3,282
Loss before benefit from (provision for) income taxes	$(66)	$(300)	$234	$(367)	$(3,728)	$3,361
Net loss attributable to Bausch Health Companies Inc.	$(49)	$(350)	$301	$(272)	$(3,804)	$3,532

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.14)	$(1.00)	$0.86	$(0.77)	$(10.83)	$10.06
Financial Performance
Summary of the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Revenue for the three months ended September 30, 2019 and 2018 was $2,209 million and $2,136 million, respectively, an increase of $73 million, or 3%. The increase was primarily driven by: (i) higher gross selling prices, (ii) lower sales deductions and (iii) the incremental product sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy. The increases in our revenues were partially offset by: (i) the unfavorable effect of foreign currencies, primarily in Europe and Latin America and (ii) the impact of divestitures and discontinuations. The changes in our segment revenues and segment profits are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.

Operating income for the three months ended September 30, 2019 and 2018 was $329 million and $117 million, respectively, an increase of $212 million and reflects, among other factors:

•
an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $74 million primarily due to: (i) higher gross selling prices, (ii) net lower sales deductions, (iii) better inventory management and (iv) the incremental contribution of the sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, partially offset by: (i) the impact of divestitures and discontinuations, (ii) the unfavorable effect of foreign currencies and (iii) higher third-party royalty costs;

•
an increase in Selling, general and administrative expenses (“SG&A”) of $34 million primarily due to: (i) higher selling, advertising and promotion expenses, (ii) the charge associated with the termination of a co-promotional agreement with US WorldMeds, LLC, (iii) the impact of the acquisition of certain assets of Synergy and (iv) costs in 2019 attributable to our IT infrastructure improvement projects. The increase was partially offset by: (i) lower costs related to professional services, (ii) lower compensation expense, (iii) the favorable impact of foreign currencies and (iv) the impact of divestitures and discontinuations;

•	an increase in R&D of $16 million primarily attributable to a number of projects within our Bausch + Lomb and GI businesses;

•
a decrease in Amortization of intangible assets of $183 million primarily due to: (i) the impact of the change in the estimated useful life of the Xifaxan® related intangible assets made in September 2018 to reflect management's changes in assumptions and (ii) lower amortization as a result of impairments to intangible assets in prior periods;

•
a decrease in Asset impairments of $56 million, primarily related to impairments during the three months ended September 30, 2018 related to: (i) the discontinuance of specific product lines and (ii) Acquired IPR&D associated with a product no longer in development; and

•
an increase in Other expense (income), net of $25 million primarily attributable to a favorable adjustment of $40 million during the three months ended September 30, 2018 related to the Salix SEC litigation. This increase was partially offset by the loss on sale of assets during the three months ended September 30, 2018.

Operating income for the three months ended September 30, 2019 and 2018 was $329 million and $117 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $520 million and $703 million, Asset impairments of $33 million and $89 million and Share-based compensation of $26 million and $22 million for the three months ended September 30, 2019 and 2018, respectively.
Our Loss before benefit from (provision for) income taxes for the three months ended September 30, 2019 and 2018 was $66 million and $300 million, respectively, a decrease of $234 million. The decrease in our Loss before benefit from (provision for) income taxes is primarily attributable to: (i) the increase in our operating results of $212 million, as previously discussed, (ii) a decrease in Interest expense of $14 million as a result of lower principal amounts of outstanding debt partially offset by the effect of higher interest rates during the three months ended September 30, 2019 and (iii) the net change in Foreign exchange and other of $9 million.
Net loss attributable to Bausch Health Companies Inc. for the three months ended September 30, 2019 and 2018 was $49 million and $350 million, respectively, an increase in our reported results of $301 million. The increase in our results was primarily due to: (i) the decrease in our Loss before benefit from (provision for) income taxes of $234 million, as previously discussed and (ii) the favorable change in Benefit from (provision for) income taxes of $69 million.
Summary of the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenue for the nine months ended September 30, 2019 and 2018 was $6,377 million and $6,259 million, respectively, an increase of $118 million, or 2%. The increase was primarily driven by: (i) higher gross selling prices, (ii) lower sales deductions, (iii) higher net volumes and (iv) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy. These increases in Revenue were partially offset by: (i) the unfavorable effect of foreign currencies, primarily in Europe, Asia and Latin America and (ii) the impact of divestitures and discontinuations. The changes in our segment revenues and segment profits are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
Operating income for the nine months ended September 30, 2019 was $873 million, as compared to Operating loss for the nine months ended September 30, 2018 of $2,409 million, an increase in our reported results of $3,282 million and reflects, among other factors:

•
an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $160 million. The increase was primarily driven by: (i) higher gross selling prices, (ii) lower sales deductions, (iii) better inventory management and (iv) the incremental contribution of the sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, partially offset by: (i) the unfavorable effect of foreign currencies, (ii) the impact of divestitures and discontinuations and (iii) higher third-party royalty costs;

•
an increase in SG&A of $39 million primarily attributable to: (i) higher selling, advertising and promotion expenses, (ii) the impact of the acquisition of certain assets of Synergy, (iii) costs in 2019 attributable to our IT infrastructure improvement projects and (iv) the charge associated with the termination of a co-promotional agreement with US WorldMeds, LLC. The increase was partially offset by: (i) the favorable impact of foreign currencies, (ii) lower compensation expense and (iii) lower costs related to professional services;

•	an increase in R&D of $64 million primarily attributable to a number of projects within our Bausch + Lomb and GI businesses;

•
a decrease in Amortization of intangible assets of $690 million primarily due to: (i) the impact of the change in the estimated useful life of the Xifaxan® related intangible assets made in September 2018 to reflect management's changes in assumptions and (ii) lower amortization as a result of impairments to intangible assets in prior periods;

•
a decrease in Goodwill impairments of $2,213 million, as a result of impairments in 2018 to the goodwill of our: (i) Salix reporting unit upon adopting the new guidance for goodwill impairment accounting at January 1, 2018 and (ii) Ortho Dermatologics reporting unit due to unforeseen changes in business dynamics during the three months ended March 31, 2018;

•	a decrease in Asset impairments of $385 million, primarily related to the decrease in forecasted sales in 2018 for a certain product line facing generic competition; and

•
an increase in Other expense (income), net of $18 million primarily attributable to a favorable adjustment of $40 million during the nine months ended September 30, 2018 related to the Salix SEC litigation. This increase was partially offset by the loss on sale of assets during the nine months ended September 30, 2018.

Operating income for the nine months ended September 30, 2019 was $873 million and Operating loss for the nine months ended September 30, 2018 was $2,409 million, and included non-cash charges for Depreciation and amortization of intangible assets of $1,583 million and $2,273 million, Goodwill impairments of $0 and $2,213 million, Asset impairments of $49 million and $434 million and Share-based compensation of $77 million and $65 million, respectively.
Our Loss before benefit from (provision for) income taxes for the nine months ended September 30, 2019 and 2018 was $367 million and $3,728 million, respectively, a decrease of $3,361 million. The decrease in our Loss before benefit from (provision for) income taxes is primarily attributable to: (i) the increase in our operating results of $3,282 million, as previously discussed, (ii) a decrease in Interest expense of $50 million as a result of lower principal amounts of outstanding debt partially offset by the effect of higher interest rates during the nine months ended September 30, 2019 and (iii) a decrease in Loss on extinguishment of debt of $35 million. The decrease in our Loss before benefit from (provision for) income taxes was partially offset by the net change in Foreign exchange and other of $6 million.
Net loss attributable to Bausch Health Companies Inc. for the nine months ended September 30, 2019 and 2018 was $272 million and $3,804 million, respectively, an increase in our reported results of $3,532 million. The increase in our results was primarily due to: (i) the decrease in our Loss before benefit from (provision for) income taxes of $3,361 million, as previously discussed and (ii) the favorable change in Benefit from (provision for) income taxes of $175 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Revenues
Product sales	$2,180	$2,108	$72	$6,291	$6,173	$118
Other revenues	29	28	1	86	86	—
	2,209	2,136	73	6,377	6,259	118
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	571	573	(2)	1,675	1,717	(42)
Cost of other revenues	13	9	4	40	32	8
Selling, general and administrative	648	614	34	1,886	1,847	39
Research and development	123	107	16	357	293	64
Amortization of intangible assets	475	658	(183)	1,452	2,142	(690)
Goodwill impairments	—	—	—	—	2,213	(2,213)
Asset impairments	33	89	(56)	49	434	(385)
Restructuring and integration costs	4	3	1	28	16	12
Acquisition-related contingent consideration	3	(19)	22	2	(23)	25
Other expense (income), net	10	(15)	25	15	(3)	18
	1,880	2,019	(139)	5,504	8,668	(3,164)
Operating income (loss)	329	117	212	873	(2,409)	3,282
Interest income	2	3	(1)	9	9	—
Interest expense	(406)	(420)	14	(1,221)	(1,271)	50
Loss on extinguishment of debt	—	—	—	(40)	(75)	35
Foreign exchange and other	9	—	9	12	18	(6)
Loss before benefit from (provision for) income taxes	(66)	(300)	234	(367)	(3,728)	3,361
Benefit from (provision for) income taxes	18	(51)	69	101	(74)	175
Net loss	(48)	(351)	303	(266)	(3,802)	3,536
Net (income) loss attributable to noncontrolling interest	(1)	1	(2)	(6)	(2)	(4)
Net loss attributable to Bausch Health Companies Inc.	$(49)	$(350)	$301	$(272)	$(3,804)	$3,532

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
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
Our revenue was $2,209 million and $2,136 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $73 million, or 3%. The increase was primarily driven by: (i) higher gross selling prices of $46 million primarily in our Salix segment, (ii) lower sales deductions of $44 million primarily in our Ortho Dermatologics and Salix segments, (iii) the incremental product sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, of $14 million and (iv) an increase in other revenues of $1 million. The increases in our revenues were partially offset by: (i) the unfavorable effect of foreign currencies, primarily in Europe and Latin America, of $15 million, (ii) the impact of divestitures and discontinuations of $13 million and (iii) lower net volumes of $4 million primarily in our Ortho Dermatologics and Diversified Products segments, partially offset by higher volumes in our Bausch + Lomb/International and Salix segments.
Our segment revenues and segment profits for the three months ended September 30, 2019 and 2018 are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019		2018
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,428	100.0%	$3,614	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	179	5.2%	237	6.6%
Returns	(28)	(0.8)%	46	1.3%
Rebates	550	16.1%	646	17.9%
Chargebacks	495	14.4%	515	14.2%
Distribution fees	52	1.5%	62	1.7%
Total provisions	1,248	36.4%	1,506	41.7%
Net product sales	2,180	63.6%	2,108	58.3%
Other revenues	29		28
Revenues	$2,209		$2,136
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 36.4% and 41.7% for the three months ended September 30, 2019 and 2018, respectively. The decrease in cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales was primarily driven by:

•
discounts and allowances as a percentage of gross product sales was lower primarily due to lower gross product sales and lower discount rates for Glumetza® authorized generic ("AG"), Xenazine® AG, Migranal® AG and Benzamycin® AG. The lower discounts and allowances as a percentage of gross product sales was partially offset by the impact of: (i) the release of certain generics such as Elidel® AG (December 2018) and (ii) higher sales of Xifaxan®;

•
Over the last several years the Company increased its focus on maximizing operational efficiencies and reducing product returns. The Company continually takes actions to address product returns including but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions resulted in improved sales return experience related to current branded products and previously genericized products. As a result, for the three months ended September 30, 2019 as compared to three months ended September 30, 2018, the provision for sales returns improved by a net $74 million of which approximately $50 million was attributable to past sales primarily related to our: (i) GI business primarily related to Xifaxan® and Glumetza® SLX, (ii) neurology business primarily related to Wellbutrin®, Librax® and Nitropress® and (iii) generics business primarily related to Zegerid® AG and Glumetza® AG. The lower returns as a percentage of gross product sales was partially offset by the impact of higher return experience for a limited number of products, primarily Mysoline® and Migranal®. See Note 3, "REVENUE RECOGNITION" to our unaudited interim Consolidated Financial Statements regarding further details related to product sales provisions;

•
rebates as a percentage of gross product sales were lower primarily due to decreases in gross product sales for products which carry higher rebate rates such as Solodyn®, Elidel®, Cuprimine®, Jublia® and Retin-A Micro® 0.06%. The decreases in gross product sales for these products were due in part to generic competition and the release of certain branded generics. The decreases in rebates as a percentage of gross product sales were partially offset by the impact of: (i) increases in gross product sales for products that carry higher contractual rebates and co-pay assistance programs, including the impact of incremental rebates from contractual price increase limitations for promoted products, such as Xifaxan® and Apriso®, (ii) rebates associated with our Duobrii® product launched in June 2019 and (iii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy;

•
chargebacks as a percentage of gross product sales were higher primarily due to the impact of: (i) higher gross product sales of Xifaxan®, (ii) higher chargeback rates for Glumetza® SLX and Glumetza® AG and (iii) the release of certain generics, such as Elidel® AG (December 2018). The higher chargebacks as a percentage of gross product sales were partially offset by the impact of lower gross product sales of: (i) certain branded products, such as Nifediac® and Retin-A Micro® 0.06% and (ii) certain generic products, such as Ofloxacin, Zegerid® and Xenazine® AG; and

•
distribution service fees as a percentage of gross product sales were lower primarily due to the impact of lower gross product sales of certain branded products, such as Solodyn® and Elidel®, as a result of generic releases. The lower distribution service fees as a percentage of gross product sales were partially offset by the impact of: (i) higher sales of Xifaxan® and other branded products, (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy and (iii) sales of our Duobrii® product launched in June 2019. No price appreciation credits were provided during the three months ended September 30, 2019 and 2018.

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
Cost of goods sold was $571 million and $573 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of $2 million, or less than 1%. The decrease was primarily driven by: (i) better inventory management, (ii) the favorable impact of foreign currencies and (iii) the impact of divestitures and discontinuations. The decrease was partially offset by: (i) product mix, (ii) higher third-party royalty costs and (iii) the incremental costs of sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy.
Cost of goods sold as a percentage of product sales revenue was 26.2% and 27.2% for the three months ended September 30, 2019 and 2018, respectively, a decrease of 1.0 percentage points. Costs of goods sold as a percentage of Product sales revenue was favorably impacted as a result of: (i) higher gross selling prices and lower sales deductions, (ii) better inventory management and (iii) the favorable impact of foreign currencies on cost of goods sold. These factors were partially offset by: (i) product mix and (ii) higher third-party royalty costs.

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
SG&A expenses were $648 million and $614 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $34 million, or 6%. The increase was primarily driven by: (i) higher selling, advertising and promotion expenses, (ii) the charge associated with the termination of a co-promotional agreement with US WorldMeds, LLC, (iii) the impact of the acquisition of certain assets of Synergy and (iv) costs in 2019 attributable to our IT infrastructure improvement projects. The increase was partially offset by: (i) lower costs related to professional services, (ii) lower compensation expense, (iii) the favorable impact of foreign currencies and (iv) the impact of divestitures and discontinuations.
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
R&D expenses were $123 million and $107 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $16 million, or 15%, primarily attributable to a number of projects within our Bausch + Lomb and GI businesses. R&D expenses as a percentage of Product sales were approximately 6% and 5% for the three months ended September 30, 2019 and 2018, respectively, an increase of approximately 1 percentage point.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years.
Amortization of intangible assets was $475 million and $658 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of $183 million. The decrease was primarily due to: (i) the impact of the change in the estimated useful life of the Xifaxan® related intangible assets made in September 2018 to reflect management's changes in assumptions and (ii) lower amortization as a result of impairments to intangible assets in prior periods. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
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
Asset impairments were $33 million and $89 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of $56 million. Asset impairments for the three months ended September 30, 2019 include impairments of: (i) $25 million, in aggregate, reflecting decreases in forecasted sales of certain product lines due to generic competition and other factors and (ii) $8 million related to assets being classified as held for sale. Asset impairments for the three months ended September 30, 2018 include impairments of: (i) $61 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and revisions to forecasted sales and (ii) $28 million to Acquired IPR&D not in service related to a certain product.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to our intangible assets.
Restructuring and Integration Costs
Restructuring and integration costs were $4 million and $3 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $1 million. During the three months ended September 30, 2019, these costs included: (i) $3 million of facility closure costs and (ii) $1 million of severance costs. During the three months ended September 30, 2018, these costs included $3 million of facility closure costs. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
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
Acquisition-related contingent consideration was a loss of $3 million for the three months ended September 30, 2019, and included accretion for the time value of money of $5 million, partially offset by net fair value adjustments of $2 million. Acquisition-related contingent consideration was a gain of $19 million for the three months ended September 30, 2018, and included net fair value adjustments of $25 million, partially offset by accretion for the time value of money of $6 million.
Other Expense (Income), Net
Other expense (income), net for the three months ended September 30, 2019 and 2018 consists of the following:

	Three Months Ended September 30,
(in millions)	2019	2018
Net (gain) loss on sale of assets	$(1)	$26
Litigation and other matters	9	(40)
Other, net	2	(1)
	$10	$(15)
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due and amortization of debt discounts and deferred financing costs on indebtedness under our credit facilities and notes.
Interest expense was $406 million and $420 million, and included non-cash amortization and write-offs of debt discounts and deferred financing costs of $17 million and $18 million, for the three months ended September 30, 2019 and 2018, respectively. Interest expense for the three months ended September 30, 2019 decreased $14 million, or 3%, as compared to the three months ended September 30, 2018, primarily due to lower principal amounts of outstanding long-term debt, partially offset by the effect of higher interest rates. The weighted average stated rates of interest as of September 30, 2019 and 2018 were 6.39% and 6.32%, respectively.
Foreign Exchange and Other
Foreign exchange and other was a gain of $9 million and $0 for the three months ended September 30, 2019 and 2018, respectively, a favorable net change of $9 million. Foreign exchange gains/losses include translation gains/losses on intercompany loans and third-party liabilities, primarily denominated in euros.
Income Taxes
Benefit from income taxes was $18 million for the three months ended September 30, 2019 compared to a Provision for income taxes of $51 million for the three months ended September 30, 2018, an increase in the Benefit from income taxes of $69 million.
Our effective income tax rate for the three months ended September 30, 2019 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) the net tax benefit related to uncertain tax positions and (b) the adjustments for book to income tax return provisions.
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

The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the three months ended September 30, 2019 and 2018. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019		2018		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$1,175	53%	$1,147	54%	$28	2%
Salix	551	25%	460	22%	91	20%
Ortho Dermatologics	147	7%	176	8%	(29)	(16)%
Diversified Products	336	15%	353	16%	(17)	(5)%
Total revenues	$2,209	100%	$2,136	100%	$73	3%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$333	28%	$341	30%	$(8)	(2)%
Salix	375	68%	304	66%	71	23%
Ortho Dermatologics	58	39%	88	50%	(30)	(34)%
Diversified Products	246	73%	267	76%	(21)	(8)%
Total segment profits	$1,012	46%	$1,000	47%	$12	1%
The following table presents organic revenue (non-GAAP) and the year-over-year changes in organic revenue (non-GAAP) for the three months ended September 30, 2019 and 2018 by segment. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “Selected Financial Information”.

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Acquisition	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Bausch + Lomb/International	$1,175	$15	$—	$1,190	$1,147	$(9)	$1,138	$52	5%
Salix	551	—	(14)	537	460	(3)	457	80	18%
Ortho Dermatologics	147	—	—	147	176	—	176	(29)	(16)%
Diversified Products	336	—	—	336	353	(1)	352	(16)	(5)%
Total	$2,209	$15	$(14)	$2,210	$2,136	$(13)	$2,123	$87	4%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product group representing 10% or more of its product sales. The Bausch + Lomb/International segment revenue was $1,175 million and $1,147 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $28 million, or 2%. The increase was primarily attributable to: (i) an increase in volume of $44 million, primarily in our Global Vision Care and Global Consumer businesses, and (ii) an increase in average realized pricing of $9 million, primarily driven by increased gross selling prices in our Global Consumer and International Rx businesses, partially offset by decreases in gross selling prices in our Global Vision Care business. The increase in volume in our Global Vision Care business is primarily attributable to our Biotrue® ONEday and Ultra® product lines. The increase in volume our Global Consumer business is primarily attributable to Lumify®. These increases were partially offset by: (i) the unfavorable effect of foreign currencies of $15 million, primarily attributable to our revenues in Europe and Latin America, (ii) the impact of divestitures and discontinuations of $9 million, primarily related to the divestiture and discontinuance of several products within our International Rx business and (iii) a decrease in other revenues of $1 million.

Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for three months ended September 30, 2019 and 2018 was $333 million and $341 million, respectively, a decrease of $8 million, or 2%. The decrease was primarily driven by: (i) higher selling, advertising and promotion expenses, (ii) higher R&D expenses, (iii) the impact of divestitures and discontinuations, (iv) higher costs related to professional services and (v) the unfavorable effect of foreign currencies. The decrease was partially offset by: (i) the increases in average realized pricing and volumes, as previously discussed and (ii) better inventory management.
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for 72% and 69% of the Salix segment product sales and 18% and 15% of the Company's product sales for the three months ended September 30, 2019 and 2018, respectively. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the three months ended September 30, 2019 and 2018 was $551 million and $460 million, respectively, an increase of $91 million, or 20%. The increase includes: (i) an increase in average realized pricing of $50 million primarily attributable to higher gross selling prices and lower sales deductions for Xifaxan®, (ii) an increase in volume of $30 million primarily attributable to increased demand for Xifaxan®, Glumetza® SLX and Plenvu® and (iii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, of $14 million. These increases in revenue were partially offset by the impact of divestitures and discontinuations of $3 million.
Salix Segment Profit
The Salix segment profit for the three months ended September 30, 2019 and 2018 was $375 million and $304 million, respectively, an increase of $71 million, or 23%. The increase was primarily driven by a net increase in contribution as a result of: (i) the increases in average realized pricing and volume, as previously discussed, (ii) gross profit from the sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy and (iii) better inventory management. The increase in segment profit was partially offset by: (i) higher selling, advertising and promotion expenses primarily related to our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy and (ii) the charge associated with the termination of a co-promotional agreement with US WorldMeds, LLC.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment revenue for the three months ended September 30, 2019 and 2018 was $147 million and $176 million, respectively a decrease of $29 million, or 16%. The decrease includes: (i) a decrease in volume of $52 million and (ii) a decrease in other revenues of $3 million. The decrease in volume is primarily due to: (i) the impact of generic competition as certain products lost exclusivity, including Solodyn®, Zovirax®, and Elidel® and (ii) decreased demand for Tretinoin®, Targretin®, Onexton® and Jublia®, partially offset by the increased demand of Thermage FLX® and Siliq®. These decreases were partially offset by an increase in average realized pricing of $26 million as a result of lower sales deductions primarily attributable to Jublia®, Targretin® and Solodyn®.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the three months ended September 30, 2019 and 2018 was $58 million and $88 million, respectively, a decrease of $30 million, or 34%. The decrease was primarily driven by: (i) a decrease in contribution as a result of the decrease in revenue, as previously discussed and (ii) higher selling, advertising and promotion expenses, primarily attributable to the launches of Duobrii®, Altreno® and Bryhali®.

Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019		2018		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$64	19%	$64	18%	$—	—%
Arestin®	22	7%	21	6%	1	5%
Aplenzin®	22	7%	13	4%	9	69%
Migranal® Franchise	15	4%	20	6%	(5)	(25)%
Diastat® Franchise	12	4%	10	3%	2	20%
Xenazine® Franchise	11	3%	12	3%	(1)	(8)%
Librax®	11	3%	8	2%	3	38%
Uceris® AG	9	3%	6	2%	3	50%
Ativan®	9	3%	15	4%	(6)	(40)%
Cardizem® CD	9	3%	6	2%	3	50%
Other product revenues	142	41%	173	49%	(31)	(18)%
Other revenues	10	3%	5	1%	5	100%
Total Diversified Products revenues	$336	100%	$353	100%	$(17)	(5)%
The Diversified Products segment revenue for the three months ended September 30, 2019 and 2018 was $336 million and $353 million, respectively, a decrease of $17 million, or 5%. The decrease was primarily driven by: (i) a decrease in volume of $26 million and (ii) the impact of divestitures and discontinuations of $1 million. The decrease in volume was primarily attributable to our Neurology and Other business as: (i) certain products lost exclusivity, including Cuprimine®, Syprine®, Mephyton® and Xenazine® and (ii) decreased demand of Ativan® and Wellbutrin®. These decreases in volume were partially offset by: (i) increased demand for Aplenzin®, a product within our Neurology and Other business and (ii) increased volumes in our Generics business, primarily due to the launches of Elidel® AG (December 2018), Lotemax Suspension® AG (July 2019) and Cuprimine® AG (May 2019). These decreases in revenue were partially offset by increases in: (i) average realized pricing of $5 million and (ii) other revenues of $5 million. The increase in average realized pricing was primarily driven by lower sales deductions in our Neurology and Other business as a result of lower returns experience.
Diversified Products Segment Profit
The Diversified Products segment profit for three months ended September 30, 2019 and 2018 was $246 million and $267 million, respectively, a decrease of $21 million, or 8% and was primarily driven by: (i) the decrease in volume, as previously discussed and (ii) higher third-party royalty costs.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenues
Our revenue was $6,377 million and $6,259 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $118 million, or 2%. The increase was primarily driven by: (i) higher gross selling prices of $146 million primarily in our Salix segment, (ii) lower sales deductions of $48 million primarily in our Ortho Dermatologics and Salix segments, (iii) higher volumes of $46 million primarily in our Bausch + Lomb/International and Salix segments, partially offset by lower volumes in our Ortho Dermatologics and Diversified Products segments and (iv) the incremental product sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, of $37 million. The increases in our revenues were partially offset by: (i) the unfavorable effect of foreign currencies, primarily in Europe, Asia and Latin America, of $112 million and (ii) the impact of divestitures and discontinuations of $47 million.
Our segment revenues and segment profits for the nine months ended September 30, 2019 and 2018 are discussed in further detail in the subsequent section titled "Reportable Segment Revenues and Profits".

Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019		2018
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$10,151	100.0%	$10,641	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	585	5.8%	643	6.0%
Returns	50	0.5%	209	2.0%
Rebates	1,650	16.2%	1,976	18.6%
Chargebacks	1,425	14.0%	1,462	13.7%
Distribution fees	150	1.5%	178	1.7%
Total provisions	3,860	38.0%	4,468	42.0%
Net product sales	6,291	62.0%	6,173	58.0%
Other revenues	86		86
Revenues	$6,377		$6,259
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 38.0% and 42.0% for the nine months ended September 30, 2019 and 2018, respectively. Changes in cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were primarily driven by:

•
discounts and allowances as a percentage of gross product sales was lower primarily due to lower sales of higher discounted generics, such as Glumetza® AG, Xenazine® AG, Targretin® AG and Benzamycin® AG. The lower discounts and allowances as a percentage of gross product sales was partially offset by the impact of: (i) the release of certain generics such as Elidel® AG (December 2018) and (ii) higher sales of Xifaxan®;

•
returns as a percentage of gross product sales was lower primarily due to: (i) better inventory practices and disciplines and (ii) lower gross product sales of Isuprel® and Mephyton®, as a result of generic competition. Additionally, over the last several years the Company increased its focus on maximizing operational efficiencies and reducing product returns. The Company continually takes actions to address product returns including but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions resulted in improved sales return experience related to current branded products and previously genericized products. As a result, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, the provision for sales returns improved by a net of $159 million of which approximately $75 million related to past sales. The Company's actual return rate experience in the current period was lower than its historical rate experience primarily in its: (i) GI business primarily related to Glumetza® SLX and Xifaxan®, (ii) neurology business primarily related to Wellbutrin® and Nitropress® and (iii) generics business primarily related to Zegerid® AG and Glumetza® AG. The lower returns as a percentage of gross product sales was partially offset by the impact of higher return experience for a limited number of products, primarily Mysoline®. See Note 3, "REVENUE RECOGNITION" to our unaudited interim Consolidated Financial Statements regarding further details related to product sales provisions;

•
rebates as a percentage of gross product sales were lower primarily due to decreases in gross product sales of certain products which carry higher rebate rates such as Solodyn®, Elidel®, Jublia® and Retin-A Micro® 0.06%. The decreases in gross product sales for these products were due in part to generic competition and the release of certain branded generics. The lower rebates as a percentage of gross product sales were partially offset by the impact of: (i) increased gross product sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of incremental rebates from contractual price increase limitations for promoted products, such as Xifaxan® and Apriso®, (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy and (iii) rebates associated with our Duobrii® product which we launched in June 2019;

•
chargebacks as a percentage of gross product sales were higher primarily due to the impact of: (i) higher gross product sales of Xifaxan®, Glumetza® SLX and Syprine® AG, (ii) higher chargeback rates for certain products such as Glumetza® AG and (iii) the release of certain generics, such as Elidel® AG (December 2018) and Uceris® AG (July 2018). The higher chargebacks as a percentage of gross product sales were partially offset by the impact of lower gross product sales of certain generic products, such as Xenazine® AG and Zegerid® AG and certain branded products, such as Isuprel® and Nifediac; and

•
distribution service fees as a percentage of gross product sales were lower primarily due to lower gross product sales of Solodyn®, Targretin®, Elidel® and Isuprel®. The lower distribution service fees as a percentage of gross product sales were partially offset by: (i) higher sales of Xifaxan® and Apriso® and other branded products, (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy and (iii) distribution service fees associated with our Duobrii® product launched in June 2019. Price appreciation credits, which are offset against the distribution service fees we pay wholesalers, were $0 and $15 million during the nine months ended September 30, 2019 and 2018, respectively.

Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $1,675 million and $1,717 million for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $42 million, or 2%. The decrease was primarily driven by: (i) the favorable impact of foreign currencies, (ii) better inventory management and (iii) the impact of divestitures and discontinuations, partially offset by: (i) the net increase in volumes, (ii) the incremental costs of sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy and (iii) higher third-party royalty costs.
Cost of goods sold as a percentage of product sales revenue was 26.6% and 27.8% for the nine months ended September 30, 2019 and 2018, respectively, a decrease of 1.2 percentage points. Costs of goods sold as a percentage of Product sales revenue was favorably impacted as a result of: (i) higher gross selling prices and lower sales deductions, (ii) better inventory management and (iii) the impact of divestitures and discontinuations, which generally had lower gross margins than the balance of our product portfolio. These factors were partially offset by: (i) product mix and (ii) the amortization of acquisition accounting adjustments related to the inventories we acquired as part of the acquisition of certain assets of Synergy.
Selling, General and Administrative Expenses
SG&A expenses were $1,886 million and $1,847 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $39 million, or 2%. The increase was primarily driven by: (i) higher selling, advertising and promotion expenses, (ii) the impact of the acquisition of certain assets of Synergy, (iii) costs in 2019 attributable to our IT infrastructure improvement projects and (iv) the charge associated with the termination of a co-promotional agreement with US WorldMeds, LLC. The increase was partially offset by: (i) the favorable impact of foreign currencies, (ii) lower compensation expense, (iii) lower costs related to professional services and (iv) the impact of divestitures and discontinuations;
Research and Development
R&D expenses were $357 million and $293 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $64 million, or 22%, primarily attributable to a number of projects within our Bausch + Lomb and GI businesses. R&D expenses as a percentage of Product sales were approximately 6% and 5% for the nine months ended September 30, 2019 and 2018, respectively, an increase of 1 percentage point.
Amortization of Intangible Assets
Amortization of intangible assets was $1,452 million and $2,142 million for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $690 million, or 32%. The decrease was primarily due to: (i) the impact of the change in the estimated useful life of the Xifaxan® related intangible assets made in September 2018 to reflect management's changes in assumptions and (ii) lower amortization as a result of impairments to intangible assets in prior periods. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
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
Goodwill impairments were $0 and $2,213 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Asset Impairments
Asset impairments were $49 million and $434 million for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $385 million. Asset impairments for the nine months ended September 30, 2019 include impairments of: (i) $38 million reflecting decreases in forecasted sales of certain product lines due to generic competition and other factors, (ii) $8 million related to assets being classified as held for sale and (iii) $3 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses. Asset impairments for the nine months ended September 30, 2018 include impairments of: (i) $341 million reflecting decreases in forecasted sales for the Uceris® Tablet product and other product lines due to generic competition, (ii) $60 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and revisions to forecasted sales, (iii) $28 million to Acquired IPR&D not in service related to a certain product and (iv) $5 million related to assets being classified as held for sale.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to our intangible assets.
Restructuring and Integration Costs
Restructuring and integration costs were $28 million and $16 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $12 million. During the nine months ended September 30, 2019 these costs included: (i) $11 million of severance and other costs associated with the acquisition of certain assets of Synergy, (ii) $9 million of facility closure costs and (iii) $8 million of other severance costs. During the nine months ended September 30, 2018, these costs included: (i) $8 million of severance costs and (ii) $8 million of facility closure costs. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
See Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our unaudited interim Consolidated Financial Statements for further details regarding these actions.
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration was a loss of $2 million for the nine months ended September 30, 2019 and included accretion for the time value of money of $16 million, partially offset by net fair value adjustments of $14 million. Acquisition-related contingent consideration was a net gain of $23 million for the nine months ended September 30, 2018, and included net fair value adjustments of $41 million, partially offset by accretion for the time value of money of $18 million.
See Note 6, "FAIR VALUE MEASUREMENTS" to our unaudited interim Consolidated Financial Statements for further details.

Other Expense (Income), Net
Other expense (income), net for the nine months ended September 30, 2019 and 2018 consists of the following:

	Nine Months Ended September 30,
(in millions)	2019	2018
Net (gain) loss on sale of assets	$(10)	$26
Acquisition-related costs	8	1
Litigation and other matters	12	(30)
Other, net	5	—
	$15	$(3)
Included in Other, net in the table above for the nine months ended September 30, 2019, is $9 million of in-process research and development costs associated with the upfront payments to enter into certain exclusive licensing agreements.
Non-Operating Income and Expense
Interest Expense
Interest expense was $1,221 million and $1,271 million and included non-cash amortization and write-offs of debt discounts and deferred financing costs of $49 million and $62 million for the nine months ended September 30, 2019 and 2018, respectively. Interest expense decreased $50 million, or 4%, primarily due to lower principal amounts of outstanding long-term debt, partially offset by the effect of higher interest rates. The weighted average stated rates of interest as of September 30, 2019 and 2018 were 6.39% and 6.32%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $40 million and $75 million for the nine months ended September 30, 2019 and 2018, respectively, associated with a series of transactions which allowed us to refinance portions of our debt arrangements.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a gain of $12 million and $18 million for the nine months ended September 30, 2019 and 2018, respectively, an unfavorable net change of $6 million. Foreign exchange gains/losses include translation gains/losses on intercompany loans and third-party liabilities, primarily denominated in euros.
Income Taxes
Benefit from income taxes was $101 million for the nine months ended September 30, 2019 compared to a Provision for income taxes of $74 million for the nine months ended September 30, 2018, an increase in the Benefit from income taxes of $175 million.
Our effective income tax rate for the nine months ended September 30, 2019 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) the net tax benefit related to uncertain tax positions and (b) the adjustments for book to income tax return provisions.
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

See Note 17, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the nine months ended September 30, 2019 and 2018. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019		2018		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$3,501	55%	$3,459	56%	$42	1%
Salix	1,505	24%	1,323	21%	182	14%
Ortho Dermatologics	407	6%	457	7%	(50)	(11)%
Diversified Products	964	15%	1,020	16%	(56)	(5)%
Total revenues	$6,377	100%	$6,259	100%	$118	2%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$989	28%	$988	29%	$1	< 1%
Salix	995	66%	868	66%	127	15%
Ortho Dermatologics	156	38%	190	42%	(34)	(18)%
Diversified Products	714	74%	766	75%	(52)	(7)%
Total segment profits	$2,854	45%	$2,812	45%	$42	1%
The following table presents organic revenue (non-GAAP) and the year-over-year changes in organic revenue (non-GAAP) for the nine months ended September 30, 2019 and 2018 by segment. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “Selected Financial Information”.

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Acquisition	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Bausch + Lomb/International	$3,501	$110	$—	$3,611	$3,459	$(35)	$3,424	$187	5%
Salix	1,505	—	(37)	1,468	1,323	(9)	1,314	154	12%
Ortho Dermatologics	407	2	—	409	457	—	457	(48)	(11)%
Diversified Products	964	—	—	964	1,020	(3)	1,017	(53)	(5)%
Total	$6,377	$112	$(37)	$6,452	$6,259	$(47)	$6,212	$240	4%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment revenue was $3,501 million and $3,459 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $42 million, or 1%. The increase was primarily attributable to: (i) an increase in volume of $152 million, primarily in our Global Vision Care and Global Consumer businesses, (ii) an increase in average realized pricing of $29 million primarily driven by our International Rx and Global Ophtho Rx businesses and (iii) an increase in other revenues of $6 million. The increase in volume in our Global Vision Care business is primarily attributable to our Biotrue® ONEday and Ultra® product lines in the U.S. and internationally. The increase in volume in our Global Consumer business is primarily attributable to the launch of Lumify® (May 2018) and sales of PreserVision®. The increase in average realized pricing in our Global Ophtho Rx business is primarily attributable to Lotemax®, Vyzulta® and Prolensa®. The increase was partially offset by: (i) the unfavorable effect of foreign currencies of $110 million primarily attributable to our revenues in Europe, Asia and Latin America and (ii) the impact of divestitures and discontinuations of $35 million, primarily related to the divestiture and discontinuance of several products within our International Rx business.

Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for the nine months ended September 30, 2019 and 2018 was $989 million and $988 million, respectively, an increase of $1 million, or less than 1%. The increase was primarily driven by an increase in contribution as a result of: (i) the increase in average realized pricing and volume as previously discussed and (ii) better inventory management. The increase was partially offset by: (i) higher selling, advertising and promotion expenses primarily due to the launch of Lumify®, (ii) higher R&D expenses, (iii) the unfavorable effect of foreign currencies and (iv) the impact of divestitures and discontinuations.
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for 70% and 67% of the Salix segment product sales and 17% and 14% of the Company's product sales for the nine months ended September 30, 2019 and 2018, respectively. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the nine months ended September 30, 2019 and 2018 was $1,505 million and $1,323 million, respectively, an increase of $182 million, or 14%. The increase includes: (i) an increase in average realized pricing of $121 million primarily attributable to higher gross selling prices and lower sales deductions for Xifaxan®, (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, of $37 million and (iii) an increase in volume of $33 million primarily attributable to increased demand for Xifaxan® and Glumetza® SLX, partially offset by the decrease in demand for Uceris® due to loss of exclusivity. The increase in revenue was partially offset by the impact of divestitures and discontinuations of $9 million. Although Glumetza® SLX contributed to the increase in volumes discussed above, an accelerated shift in channel mix could lead to deteriorating average realized pricing for this product in future periods.
Salix Segment Profit
The Salix segment profit for the nine months ended September 30, 2019 and 2018 was $995 million and $868 million, respectively, an increase of $127 million, or 15%. The increase was primarily driven by: (i) a net increase in contribution as a result of the increase in average realized pricing, as previously discussed and (ii) gross profit from the sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy. The increase in segment profit was partially offset by: (i) higher selling, advertising and promotion expenses and (ii) the charge associated with the termination of a co-promotional agreement with US WorldMeds, LLC.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment revenue for the nine months ended September 30, 2019 and 2018 was $407 million and $457 million, respectively, a decrease of $50 million, or 11%. The decrease includes: (i) a decrease in volume of $89 million, (ii) a decrease in other revenues of $9 million and (iii) the unfavorable effect of foreign currencies of $2 million. The decrease in volume is primarily due to: (i) the impact of generic competition as certain products lost exclusivity, including Elidel®, Solodyn® and Zovirax® and (ii) decreased demand for Onexton®, Targretin®, Jublia®, Tretinoin® and Retin-A Micro® 0.08%, partially offset by the increased demand of Thermage FLX® and Siliq®. The decrease was partially offset by an increase in average realized pricing of $50 million as a result of lower sales deductions primarily attributable to Jublia®, Retin-A Micro® 0.06%, and Onexton®.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the nine months ended September 30, 2019 and 2018 was $156 million and $190 million, respectively, a decrease of $34 million, or 18%. The decrease was primarily driven by a decrease in contribution as a result of the decrease in revenue, as previously discussed, partially offset by decreases in: (i) selling expenses and (ii) professional fees.

Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019		2018		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$183	19%	$193	19%	$(10)	(5)%
Arestin®	64	7%	70	7%	(6)	(9)%
Aplenzin®	59	6%	37	4%	22	59%
Cuprimine®	44	5%	60	6%	(16)	(27)%
Migranal® Franchise	40	4%	46	5%	(6)	(13)%
Ativan®	34	4%	41	4%	(7)	(17)%
Uceris® AG	29	3%	6	1%	23	383%
Xenazine® Franchise	29	3%	41	4%	(12)	(29)%
Elidel® AG	26	3%	—	—%	26	100%
Diastat® Franchise	25	3%	34	3%	(9)	(26)%
Other product revenues	416	41%	480	46%	(64)	(13)%
Other revenues	15	2%	12	1%	3	25%
Total Diversified Products revenues	$964	100%	$1,020	100%	$(56)	(5)%
The Diversified Products segment revenue for the nine months ended September 30, 2019 and 2018 was $964 million and $1,020 million, respectively, a decrease of $56 million, or 5%. The decrease was primarily driven by: (i) a decrease in volume of $50 million, (ii) a decrease in average realized pricing of $6 million and (iii) the impact of divestitures and discontinuations of $3 million. The decrease was partially offset by an increase in other revenues of $3 million. The decrease in volume was primarily attributable to our Neurology and Other business due to: (i) the loss of exclusivity of Isuprel®, Mephyton®, Cuprimine®, Syprine® and Xenazine® and (ii) lower demand for Wellbutrin®, partially offset by increased demand for Aplenzin®. The net decrease in volume in our Neurology and Other business was partially offset by the impact of the launches of Elidel® AG (December 2018) and Uceris® AG (July 2018) and other increases in product volumes in our Generics business. The decrease in average realized pricing is primarily attributable to the impact of generic competition in our Generics business for Glumetza® AG, Syprine® AG, Targretin® AG, Mephyton® AG and Cardizem® AG, partially offset by an increase in average realized pricing in our Neurology and Other business.
Diversified Products Segment Profit
The Diversified Products segment profit for the nine months ended September 30, 2019 and 2018 was $714 million and $766 million, respectively, a decrease of $52 million, or 7% and was primarily driven by: (i) the decrease in volume, as previously discussed and (ii) higher selling, advertising and promotion expenses, partially offset by: (i) lower third-party royalty costs and (ii) better inventory management.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
(in millions)	2019	2018	Change
Net loss	$(266)	$(3,802)	$3,536
Adjustments to reconcile net loss to net cash provided by operating activities	1,645	4,882	(3,237)
Cash provided by operating activities before changes in operating assets and liabilities	1,379	1,080	299
Changes in operating assets and liabilities	(112)	102	(214)
Net cash provided by operating activities	1,267	1,182	85
Net cash used in investing activities	(334)	(134)	(200)
Net cash used in financing activities	(812)	(851)	39
Effect of exchange rate on cash and cash equivalents	(17)	(21)	4
Net increase in cash, cash equivalents and restricted cash	104	176	(72)
Cash, cash equivalents and restricted cash, beginning of period	723	797	(74)
Cash, cash equivalents and restricted cash, end of period	$827	$973	$(146)
Operating Activities
Net cash provided by operating activities was $1,267 million and $1,182 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $85 million. The increase was attributable to the increase in Cash provided by operating activities before changes in operating assets and liabilities partially offset by the decrease in cash from Changes in operating assets and liabilities.
Cash provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2019 and 2018 was $1,379 million and $1,080 million, respectively, an increase of $299 million. The increase is primarily attributable to: (i) Payments of accrued legal settlements during 2018 not recurring in 2019 and (ii) higher revenues, improved gross margins and cash expense reductions in 2019 as compared to 2018 as previously discussed. During the nine months ended September 30, 2018, Payments of accrued legal settlements were $222 million and were primarily related to the settlements of the Solodyn Antitrust Class Actions, the Allergan Shareholder Class Actions and other matters.
Changes in operating assets and liabilities resulted in a net decrease in cash of $112 million for the nine months ended September 30, 2019, as compared to the net increase in cash of $102 million for the nine months ended September 30, 2018, a decrease of $214 million. During the nine months ended September 30, 2019, Changes in operating assets and liabilities was negatively impacted by: (i) the build-up of inventories of $205 million and (ii) the timing of other payments in the ordinary course of business, partially offset by the collection of trade receivables of $110 million. For the nine months ended September 30, 2018, Changes in operating assets and liabilities was positively impacted by the timing of payments in the ordinary course of business of $107 million and the collection of trade receivables of $56 million.
Investing Activities
Net cash used in investing activities was $334 million for the nine months ended September 30, 2019 and was driven by: (i) Purchases of property, plant and equipment of $192 million, and (ii) Acquisition of businesses, net of cash acquired of $180 million, related to the acquisition of certain assets of Synergy. Net cash used in investing activities was partially offset by Proceeds from sale of assets and businesses, net of costs to sell of $44 million, primarily related to the receipt of a milestone payment associated with a prior year divestiture.
Net cash used in investing activities was $134 million for the nine months ended September 30, 2018 and was driven by: (i) Purchases of property, plant and equipment of $95 million and (ii) Payments for intangible and other assets previously acquired of $76 million.
Financing Activities
Net cash used in financing activities was $812 million for the nine months ended September 30, 2019 and was primarily driven by the net reduction in our debt portfolio. Repayments of debt for the nine months ended September 30, 2019 were $3,956 million and consisted of: (i) repayments of principal amounts due under our Senior Notes of $3,000 million, (ii) repayments of term loans under our Senior Secured Credit Facilities of $631 million and (iii) repayments of our revolving credit facility of $325 million. Net proceeds from the issuances of long-term debt for the nine months ended September 30, 2019 was $3,238 million and included the net proceeds of: (i) $1,018 million from the issuance of $1,000 million in principal amount of January 2027 Unsecured Notes, (ii) $740 million from the issuance of $750 million in principal amount of January 2028 Unsecured Notes, (iii)

$740 million from the issuance of $750 million in principal amount of May 2029 Unsecured Notes, (iv) $492 million from the issuance of $500 million in principal amount of August 2027 Secured Notes and (v) $250 million of borrowings under our revolving credit facilities. Net proceeds from the issuances of long-term debt is net of $2 million in payments we made in 2019 for issuance costs associated with long-term debt issued in previous years. Payments of financing costs associated with the refinancing of certain debt was $26 million.
Net cash used in financing activities was $851 million for the nine months ended September 30, 2018 and was primarily driven by the net reduction in our debt portfolio. Repayments of debt for the nine months ended September 30, 2018 were $8,200 million and consisted of: (i) repayments of term loans under our Senior Secured Credit Facilities of $3,635 million, (ii) repayments of principal amounts due under our Senior Notes of $3,640 million, (iii) refinancing $500 million of outstanding amounts under our 2020 Revolving Credit Facility with our 2023 Revolving Credit Facility and (iv) repayments of our revolving credit facilities of $425 million. Net proceeds from the issuances of long-term debt for the nine months ended September 30, 2018 was $7,471 million and included: (i) the net proceeds of: (a) $4,508 million from the issuance of $4,565 million in principal amount of June 2025 Term Loan B Facility, (b) $1,481 million from the issuance of $1,500 million in principal amount of 9.25% Senior Unsecured Notes due April 2026 and (c) $739 million from the issuance of $750 million in principal amount of January 2027 Unsecured Notes, (ii) refinancing $500 million of outstanding amounts under our revolving credit facility set to expire in April 2020 with our 2023 Revolving Credit Facility and (iii) $250 million of borrowings under our revolving credit facilities.  Net proceeds from the issuances of long-term debt is net of $7 million in payments we made in 2018 for issuance costs associated with certain senior unsecured notes issued during the second half of 2017. Payments of financing costs associated with the refinancing of certain debt was $62 million.
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
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $23,566 million and $24,305 million as of September 30, 2019 and December 31, 2018, respectively. Aggregate contractual principal amounts due under our debt obligations were $23,841 million and $24,632 million as of September 30, 2019 and December 31, 2018, respectively, a decrease of $791 million during the nine months ended September 30, 2019.
Debt repayments - During the nine months ended September 30, 2019, we repaid approximately $700 million of long-term debt, net of borrowings under our 2023 Revolving Credit Facility. Repayments of long-term debt during the nine months ended September 30, 2019 included: (i) $462 million of our June 2025 Term Loan B Facility, (ii) $169 million of our November 2025 Term Loan B Facility and (iii) $75 million, net of borrowings, of our 2023 Revolving Credit Facility. In addition to these repayments, during October 2019, we redeemed $100 million aggregate principal amount of our May 2023 Unsecured Notes and had drawn net borrowings of $200 million under our 2023 Revolving Credit Facility primarily used for the payment of interest due in October 2019 and other short-term capital needs.
Refinancing - In March and May 2019, we accessed the credit markets and completed a series of transactions, whereby we extended $3,000 million in aggregate maturities of certain debt obligations due to mature in December 2021 through May 2023, out to January 2027 through May 2029.
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
Maturities and mandatory payments of our debt obligations as of September 30, 2019 compared with those as of December 31, 2018 were as follows:

(in millions)	September 30, 2019	December 31, 2018
2019	$100	$228
2020	—	303
2021	203	1,003
2022	1,553	1,553
2023	3,788	6,348
2024	2,303	2,303
2025	10,632	10,632
2026 - 2029	5,262	2,262
Gross maturities	$23,841	$24,632
During October 2019, we redeemed $100 million aggregate principal amount of our outstanding May 2023 Unsecured Notes and had drawn net borrowings of $200 million under our 2023 Revolving Credit Facility primarily used for the payment of interest due in October 2019 and other short-term capital needs. These transactions are not reflected in the table above.
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
As of September 30, 2019, the Company had no outstanding borrowings, $170 million of issued and outstanding letters of credit and remaining availability of $1,055 million under its 2023 Revolving Credit Facility.
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
As of September 30, 2019, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 5.04% and 4.79% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2019, the aggregate remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $1,226 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of September 30, 2019, the stated rate of interest on the 2023 Revolving Credit Facility was 5.04% per annum. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
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
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $2,628 million and total liabilities of $1,077 million as of September 30, 2019, and revenues of $1,071 million and operating income of $93 million for the nine months ended September 30, 2019.
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
During 2017, 2018 and through the nine months ended September 30, 2019, the Company completed several actions which included using cash flows from operations to repay debt and refinancing debt with near term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with the financial maintenance covenant. As of September 30, 2019, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of this Form 10-Q, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations over that same period.
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
Weighted Average Interest Rate
The weighted average stated rate of interest of the Company's outstanding debt as of September 30, 2019 and December 31, 2018 was 6.39% and 6.23%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Credit Ratings
As of November 4, 2019, the credit ratings and outlook from Moody's, Standard & Poor's and Fitch for certain outstanding obligations of the Company were as follows:

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
In addition to our working capital requirements, as of September 30, 2019, we expect our primary cash requirements during the remainder of 2019 to be as follows:

•
Debt service—We expect to make principal and interest payments of approximately $561 million during the remainder of 2019, which includes the $100 million principal payment of our May 2023 Unsecured Notes paid in October 2019. As a result of prepayments and a series of refinancing transactions we have reduced and extended the maturities of a substantial portion of our long-term debt. As of the date of this filing, scheduled principal repayments of our debt obligations through 2021 are approximately $203 million. We may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our 2023 Revolving Credit Facility to meet business needs;

•
IT Infrastructure Investment—We expect to make payments of approximately $30 million for licensing, maintenance and other costs associated with our IT infrastructure improvement projects during the remainder of 2019;

•	Capital expenditures—We expect to make payments of approximately $85 million for property, plant and equipment during the remainder of 2019;

•	Contingent consideration payments—We expect to make contingent consideration and other approval/sales-based milestone payments of approximately $10 million during the remainder of 2019;

•
Restructuring and integration payments—We expect to make payments of approximately $4 million during the remainder of 2019 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through September 30, 2019; and

•	Benefit obligations—We expect to make payments under our pension and postretirement obligations of approximately $3 million during the remainder of 2019.
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
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources. The following table summarizes our contractual obligations related to our long-term debt, including interest, as of September 30, 2019:

(in millions)	Total	Remainder of 2019	2020	2021 and 2022	2023 and 2024	Thereafter
Long-term debt obligations, including interest	$32,634	$561	$1,495	$4,661	$8,495	$17,422
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
At October 31, 2019, we had 352,431,217 issued and outstanding common shares. In addition, as of October 31, 2019, we had outstanding 7,165,906 stock options and 6,103,681 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 2,031,619 performance-based restricted share units that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 4,065,209 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019, and determined that there were no significant changes in our critical accounting policies in the nine months ended September 30, 2019, except for recently adopted accounting guidance as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements and the application of the derivative and hedging accounting guidance to the derivative instruments entered into during the three months ended September 30, 2019.

Derivative Instruments
Derivative instruments are measured at fair value at each reporting date and the accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For derivative instruments designated and qualifying as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of the foreign currency exposure of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Consolidated Statements of Operations during the current period.
The Company’s cross-currency swaps qualify for and have been designated as an accounting hedge of the foreign currency exposure of a net investment in a foreign operation and are remeasured at each reporting date to reflect changes in their fair values. The fair value of the Company’s cross-currency swaps are carried as an asset or liability within the Consolidated Balance Sheets. The net change in the fair value of the Company’s cross-currency swaps are reported as a gain or loss in the Consolidated Statements of Comprehensive Loss as part of Foreign currency translation adjustment to the extent they are effective. The Company uses the spot method of assessing hedge effectiveness and no portion of the cross-currency swaps were ineffective for the three and nine month periods ended September 30, 2019. The Company elects to record amounts excluded from the assessment of effectiveness in Interest expense in the Consolidated Statements of Operations. Settlements of the Company’s cross-currency swaps will be reported as investing activities in the Consolidated Statement of Cash Flows.
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

•
our ability to meet the financial and other covenants contained in our Restated Credit Agreement, indentures and other current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, and restrictions on our ability to make certain investments and other restricted payments;

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

•
the uncertainties associated with the acquisition and launch of new products (such as our recently launched Bryhali®, Duobrii® and Ocuvite® Eye Performance products), including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

•	our ability or inability to extend the profitable life of our products, including through line extensions and other life-cycle programs;

•	our ability to retain, motivate and recruit executives and other key employees;

•	our ability to implement effective succession planning for our executives and key employees;

•
factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including the success of recently launched products (such as Bryhali® and Duobrii®), the ability to successfully implement and operate Dermatology.com, our new cash-pay prescription program for certain of our Ortho Dermatologics branded products, and the ability of such program to achieve the anticipated goals respecting patient access and fulfillment, the approval of pending and pipeline products (and the timing of such approvals), expected geographic expansion, changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;

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

•
our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, and limitations on the way we conduct business imposed by the covenants contained in our Restated Credit Agreement, indentures and the agreements governing our other indebtedness;

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

•	adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in certain of the countries in which we do business;

•	the impact of the United States-Mexico-Canada Agreement (“USMCA”) and any potential changes to other trade agreements;

•	the final outcome and impact of Brexit negotiations;

•	the trade conflict between the United States and China;

•
our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the recent filing by Sandoz Inc. of its ANDA for Xifaxan® (rifaximin) 550 mg tablets and the Company’s related lawsuit filed in connection therewith);

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

•	interest rate risks associated with our floating rate debt borrowings;

•	our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements, including the impact of our arrangements with Walgreens;

•	our ability to effectively promote our own products and those of our co-promotion partners, such as Doptelet® (Dova Pharmaceuticals, Inc.);

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

•
declines in the pricing and sales volume of certain of our products or the products that we co-promote (such as Doptelet®) that are distributed or marketed by third parties, over which we have no or limited control;

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

Interest Rate Risk
As of September 30, 2019, we had $16,962 million and $5,244 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1,500 million principal amount of issued fixed rate debt that requires repayment in euros. The estimated fair value of our issued fixed rate debt as of September 30, 2019, including the debt denominated in euros, was $19,745 million. If interest rates were to increase by 100 basis-points, the estimated fair value of our issued fixed rate debt as of September 30, 2019 would decrease by approximately $388 million. If interest rates were to decrease by 100 basis-points, the estimated fair value of our issued fixed rate debt as of September 30, 2019 would increase by approximately $261 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $52 million in our Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal controls over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of equity securities by the Company during the three months ended September 30, 2019.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch Health Companies Inc. (Registrant)

Date: November 4, 2019	/s/ JOSEPH C. PAPA
Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date: November 4, 2019	/s/ PAUL S. HERENDEEN
Paul S. Herendeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.