Form 10-K
period 2019-12-31
Bausch Health Companies Inc.
filed 2020-02-19
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,880,919,845 based on the last reported sale price on the New York Stock Exchange on June 30, 2019.
The number of outstanding shares of the registrant’s common stock as of February 13, 2020 was 352,704,400.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2020 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2019.

TABLE OF CONTENTS

GENERAL INFORMATION

i

Basis of Presentation
General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-K, references to “$” or “USD” are to United States dollars, references to “€” are to Euros, and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2019.
Trademarks
The following words are some of the trademarks in our Company’s trademark portfolio and are the subject of either registration, or application for registration, in one or more of Canada, the United States of America (the “U.S.”) or certain other jurisdictions: ACANYA®, AERGEL®, AKREOS®, ALDARA®, ALREX®, ALTRENO®, AMMONUL®, AMYTAL®, APLENZIN®, APRISO®, AQUALOX®, ARAZLO™, ARESTIN®, ARTELAC®, ATIVAN®, ATRALIN®, B&L®, B+L®, BAUSCH & LOMB®, BAUSCH + LOMB®, BAUSCH + LOMB ULTRA®, BAUSCH HEALTH™, BAUSCH HEALTH COMPANIES™, BENZACLIN®, BEPREVE®, BESIVANCE®, BIOTRUE®, BOSTON®, BRYHALI®, BUPAP®, CARAC®, CARDIZEM®, CLEAR + BRILLIANT®, CLINDAGEL®, COLD-FX®, COMFORTMOIST®, CRYSTALENS®, CUPRIMINE®, DIASTAT®, DUOBRII®, EDECRIN®, ENVISTA®, FRAXEL®, GLUMETZA®, IPRIVASK®, ISTALOL®, JUBLIA®, LIBRAX®, LIPOSONIX®, LOTEMAX®, LUMIFY®, LUZU®, MEDICIS®, MEPHYTON®, MESTINON®, MIGRANAL®, MINOCIN®, MOISTURESEAL®, MYSOLINE®, NEUTRASAL®, NORITATE®, OCUVITE®, ONEXTON®, OPTICALIGN®, ORTHO DERMATOLOGICS®, PRESERVISION®, PROLENSA®, PUREVISION®, RELISTOR®, RENU®, RENU MULTIPLUS®, RETIN-A®, RETIN-A MICRO®, SALIX®, SCLERALFIL®, SECONAL SODIUM®, SHOWER TO SHOWER®, SILIQ®, SILSOFT®, SOFLENS®, SOLODYN®, SOLTA MEDICAL®, STELLARIS®, STELLARIS ELITE®, STORZ®, SYNERGETICS®, SYPRINE®, TARGRETIN®, TASMAR®, THERMAGE®, THERMAGE FLX®, TRULIGN®, UCERIS®, VALEANT®, VANOS®, VASERLIPO®, VICTUS®, VIRAZOLE®, VITESSE®, VYZULTA®, XENAZINE®, ZEGERID®, ZELAPAR®, ZIANA®, and ZYLET®.
In addition to the trademarks previously noted, we have filed trademark applications and/or obtained trademark registrations for many of our other trademarks in the U.S., Canada and in other jurisdictions and have implemented, on an ongoing basis, a trademark protection program for new trademarks.
WELLBUTRIN®, WELLBUTRIN XL® and ZOVIRAX® are trademarks of GlaxoSmithKline LLC and are used by us under license. ELIDEL® and XERESE® are registered trademarks of Meda Pharma SARL and are used by us under license. EMERADE® is a registered trademark of Medeca Pharma AB and is used by us under license. ISUPREL® and NITROPRESS® are registered trademarks of Hospira, Inc. and are used by us under license. XIFAXAN® is a registered trademark of Alfasigma S.p.A. and is used by us under license. PEPCID® is a brand of Johnson & Johnson and is used by us under license. MOVIPREP® is a registered trademark of Velinor AG and is used by us under license. PLENVU® is a registered trademark of Velinor AG and is used by us under license. LOCOID® is a registered trademark of Leo Pharma A/S and is used by us under license. TANGBLE® and HYDRA-PEG® are registered trademarks of Tangible Science, LLC and are used by us under license. SUBLINOX® is a registered trademark of Orexo AB in Canada and is used by us under sublicense from Meda AB.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, product development and future performance and results of current and anticipated products; anticipated revenues for our products; anticipated growth in our Ortho Dermatologics business; expected research and development (R&D) and marketing spend; our expected primary cash and working capital requirements for 2020 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to meet the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement") and senior notes indentures; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-K that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York, the pending investigations by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, the investigation order issued by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), a number of pending securities litigations (including certain pending opt-out actions in the U.S. (related to the recently settled securities class action, (which is subject to final court approval, and remains subject to the risk and uncertainty that the U.S. District Court for the District of New Jersey may not approve the $1,210 million settlement agreement)) and the pending class action litigation in Canada and related opt-out actions) and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;

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

•
our ability to meet the financial and other covenants contained in our Restated Credit Agreement, senior notes indentures and other current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, and restrictions on our ability to make certain investments and other restricted payments;

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

•
any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2020 or beyond, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our Restated Credit Agreement and/or senior notes indentures and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;

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

•	factors impacting our ability to achieve anticipated revenues for our products, including changes in anticipated marketing spend on such products and launch of competing products;

•	the challenges and difficulties associated with managing a large complex business, which has, in the past, grown rapidly;

•
our ability to compete against companies that are larger and have greater financial, technical and human resources than we do, as well as other competitive factors, such as technological advances achieved, patents obtained and new products introduced by our competitors;

•
our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, and limitations on the way we conduct business imposed by the covenants contained in our Restated Credit Agreement, senior notes indentures and the agreements governing our other indebtedness;

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

•	adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in certain of the countries in which we do business;

•	the impact of the United States-Mexico-Canada Agreement (“USMCA”) and any potential changes to other trade agreements;

•	the final outcome and impact of Brexit negotiations;

•	the trade conflict between the United States and China;

•	the extent and impact of the coronavirus reported to have surfaced in China;

•
our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the recent filing by Sandoz Inc. (“Sandoz”) and Norwich Pharmaceuticals Inc. (“Norwich”) of their respective Abbreviated New Drug Application (“ANDA”) for Xifaxan® (rifaximin) 550 mg tablets and the Company’s related lawsuit filed against Sandoz in connection therewith. The Company intends to file suit against Norwich within the regulated timeframe);

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

•	interest rate risks associated with our floating rate debt borrowings;

v

•	our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements, including the impact of our arrangements with Walgreens;

•	our ability to effectively promote our own products and those of our co-promotion partners;

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

PART I
Item 1.    Business
Introduction
Bausch Health Companies Inc. is a global company whose mission is to improve people’s lives with our health care products. We develop, manufacture and market, primarily in the therapeutic areas of eye-health, gastroenterology ("GI") and dermatology, a broad range of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) over-the-counter (“OTC”) products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices).
Our Company was formed as Biovail Corporation (“Biovail”) under the Business Corporations Act (Ontario) on February 18, 2000, as a result of the amalgamation of TXM Corporation and Biovail Corporation International. Biovail was continued under the Canada Business Corporations Act effective June 29, 2005. In connection with the acquisition of Valeant Pharmaceuticals International in September 2010, Biovail was renamed “Valeant Pharmaceuticals International, Inc.”
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

For additional discussion of our reportable segments, see the discussion in Item 1 "Business - Segment Information" and Note 23, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for further details on these reportable segments.
Business Strategy
Our strategy is to focus our business on core therapeutic classes that offer attractive growth opportunities. Within our chosen therapeutic classes, we prioritize durable products which we believe have the potential for strong operating margins and evidence of growth opportunities. We believe this strategy has reduced complexity in our operations and maximizes the value of our (i) eye-health, (ii) GI and (iii) dermatology businesses which collectively now represent a substantial portion of our revenues. We have found and continue to believe there is significant opportunity in these businesses and we believe our existing portfolio, commercial footprint and pipeline of product development projects position us to successfully compete in these markets and provide us with the greatest opportunity to build value for our shareholders. We identify these businesses as “core”, meaning that we believe we are best positioned to grow and develop them.

We believe we have a well-established product portfolio that is mixed within our core businesses and provides a sustainable revenue stream to fund our operations. Our continued success is dependent upon our ability to continually refresh our pipeline and bring new product solutions to the market that meet changing demands and replace other products that have lost momentum. We have a robust pipeline that we believe not only provides for the next generation of our existing products, but is also poised to bring new and innovative solutions to market. Our R&D organization focuses on the development of products through clinical trials and, as of December 31, 2019, included approximately 1,400 dedicated R&D and quality assurance employees in 23 R&D facilities.
We have focused our R&D to advance development programs that we believe will drive growth in our core businesses, while creating efficiencies in our R&D efforts and expenses. Although we primarily rely on our R&D organization to build-out and refresh our product portfolio, to supplement those efforts, we continually seek out opportunities, such as co-promotions, licensing agreements and strategic acquisitions, to leverage our commercial footprint, particularly our sales force, by strategically aligning ourselves with other innovative product solutions that, when coupled with our existing product portfolio, address specific needs in the market. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Core Businesses” of this Form 10-K.
Segment Information
Our revenues for 2019, 2018 and 2017 were $8,601 million, $8,380 million and $8,724 million, respectively. We have approximately 1,400 products in our portfolio of products, which fall into four operating and reportable segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products. Segment revenues for the years 2019, 2018 and 2017 were as follows:

	2019		2018		2017
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Bausch + Lomb/International	$4,739	55%	$4,664	56%	$4,795	55%
Salix	2,022	23%	1,749	21%	1,566	18%
Ortho Dermatologics	565	7%	617	7%	721	8%
Diversified Products	1,275	15%	1,350	16%	1,642	19%
Total revenues	$8,601	100%	$8,380	100%	$8,724	100%
Comparative segment information for 2019, 2018 and 2017 is further presented in Note 23, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements.
Bausch + Lomb/International
Our Bausch + Lomb/International segment includes our Global Bausch + Lomb eye-health business and our International Rx business. Our Global Bausch + Lomb eye-health business includes our Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmology Rx products, which in aggregate accounted for approximately 42%, 43% and 41% of our Company's revenues for 2019, 2018 and 2017, respectively. Our International Rx business, with the exception of our Solta products, includes sales in Canada, Europe, Asia, Australia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products and OTC products, which in aggregate accounted for approximately 13%, 13% and 14% of our Company's revenues for 2019, 2018 and 2017, respectively.
Our Bausch + Lomb business is a fully integrated eye-health business, which we believe is critical to maintaining and developing our position in the global eye-health market. As a fully integrated eye-health business with a 165-year legacy, Bausch + Lomb has an established line of contact lenses, intraocular lenses and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye-health market.
As part of our Global Bausch + Lomb business strategy, we continually look for key trends in the eye-health market to meet changing consumer/patient needs and identify areas for investment and growth. For instance, one of these trends is the increasing rate of myopia, and importantly, myopia as a potential risk factor for glaucoma, macular degeneration and retinal detachment. We continue to see increased demand for new eye-health products that address conditions brought on by factors, such as increased screen time, lack of outdoor activities and academic pressures, as well as conditions brought on by an aging population (for example, as more and more baby-boomers in the U.S. are reaching the age of 65). To supplement our well-established Bausch + Lomb product lines, we continue to identify new products tailored to address these key trends, which we develop internally with our own R&D team to generate organic growth. We also license selective molecules or technology in leveraging our own R&D expertise through development, as well as seek out external product development opportunities. Recent product launches include Biotrue® ONEday daily disposable contact lenses, the next generation of Bausch + Lomb ULTRA® contact lenses, SiHy Daily contact lenses, Lumify® (an eye redness treatment), Vyzulta® (a pressure lowering eye drop for patients with angle glaucoma or ocular hypertension) and Ocuvite® Eye Performance (vitamins to protect the eye from stressors such as sunlight and blue light emitted from digital devices).
Currently our principal products in the eye-health business include:
Vision Care

•
SofLens® Daily Disposable Contact Lenses, which use ComfortMoist® Technology (a combination of thin lens design and moisture-rich packaging solution) and High Definition Optics™ which is an aspheric design that reduces spherical aberration over a range of powers, especially in low light.

•
PureVision® is a silicone hydrogel frequent replacement contact lens using AerGel® technology lens material to allow natural levels of oxygen to reach the eye as well as resist protein buildup. The lens also incorporates an aspheric optical design that reduces spherical aberration.

•
Biotrue® ONEday daily disposable contact lenses, which are made of a unique material that works like the eye to form a dehydration barrier. The lens maintains over 98% of its moisture for up to 16 hours, it matches the water content of the cornea at 78% and allows for the oxygen a healthy eye needs.

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

•
Bausch + Lomb ULTRA® for Presbyopia is a monthly planned replacement contact lens for presbyopic patients. The Bausch + Lomb ULTRA® for Presbyopia lens was developed using the proprietary MoistureSeal® technology. In addition, the Bausch + Lomb ULTRA® for Presbyopia lens integrates a 3-zone progressive design for near, intermediate and distance vision. We launched expanded parameters of this product throughout 2017.

•
Bausch + Lomb - SiHy Daily AQUALOX™ is a silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. Product validation was completed in June 2018 and SiHy Daily AQUALOX™ was launched in Japan in September 2018. We expect to launch our SiHy Daily disposable contact lens in the U.S. in the second half of 2020.

Surgical

•
The Stellaris Elite® Vision Enhancement System is our next generation phacoemulsification cataract platform, which offers new innovations, as well as the opportunity to add upgrades and enhancements every one to two years. Stellaris Elite® is the first phacoemulsification platform on the market to offer Adaptive Fluidics™, which combines aspiration control with predictive infusion management to create a responsive and controlled surgical environment for efficient cataract lens removal. Our Stellaris Elite® Vision Enhancement System was launched in April 2017.

•
A portfolio of ophthalmic surgical products, including: (i) intraocular lenses such as Akreos®, enVista®, Crystalens® and Trulign®, (ii) a suite of surgical instruments including Synergetics® and (iii) surgical equipment for cataract, refractive and vitreoretinal surgery, such as Stellaris® PC, a vitreoretinal and cataract surgery system and the VICTUS® femtosecond laser for cataract surgery.

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

•	Prolensa® (bromfenac ophthalmic solution) 0.07% is a nonsteroidal anti-inflammatory drug (NSAID) indicated to treat inflammation and reduce eye pain in patients after cataract surgery.
Salix
The Salix segment consists of sales in the U.S. of GI products and includes our Xifaxan® product. Our Xifaxan® product accounted for revenues of $1,452 million, $1,195 million and $979 million for 2019, 2018 and 2017, respectively. As part of our acquisition of Salix Pharmaceutical, Ltd. in April 2015, we acquired the intellectual property to a number of products that have provided us with year-over-year revenue growth, particularly the intellectual property behind Xifaxan® for, amongst other indications, irritable bowel syndrome with diarrhea (“IBS-D”) and Relistor® for opioid induced constipation (“OIC”). Revenues from our Xifaxan® product increased approximately 22%, 22% and 11% in 2019, 2018 and 2017, respectively.
We attribute the growth in our Salix revenues to the investments we have been making since 2017, including: (i) hiring 200 trained and experienced sales force representatives to expand the commercial field force for Xifaxan®, (ii) increasing the focus on the development of next generation formulations of our Salix intellectual property to address new indications, (iii) completing the strategic acquisition of certain assets of Synergy Pharmaceuticals Inc. (“Synergy”), which included the Trulance® product, (iv) increasing the number of sales force representatives for Trulance® and (v) entering into licensing agreements for investigational products, which, once developed and if approved by the FDA, will be new treatments for certain GI and liver diseases. Each of these opportunities potentially provides us with the ability to expand our GI portfolio and allows us to leverage our existing GI sales force, supply channel and distribution channel.
Currently our principal products in the Salix segment (including products of our third-party co-promotion partners) include:

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

•	Trulance® (plecanatide) is a once-daily tablet for adults with chronic idiopathic constipation, or CIC, and irritable bowel syndrome with constipation, or IBS-C.

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
The Ortho Dermatologics business is our medical dermatology business dedicated to the treatment of a range of therapeutic areas, including psoriasis, actinic keratosis, acne, atopic dermatitis, onychomycosis and other dermatoses and includes our Duobrii®, Bryhali®, Jublia® and Siliq® product lines. As part of our business strategy for the Ortho Dermatologics segment, we have made significant investments to build out our psoriasis, atopic dermatitis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities, with a focus on topical gel and lotion products over injectable biologics. We continue to support and develop injectable biologics; however, we believe some patients prefer topical products as an alternative to injectable biologics. Further, as topical products can, in many cases, defer the use of injectable biologics that often come with associated risk/benefit profiles, a topical product is usually readily adopted by payors, is less expensive and can be more cost-effective than injectable biologics. Therefore, we believe topical products represent alternative treatments for physicians, payors and patients, and as the preferred choice of treatment, have the potential to drive greater volumes, generate better margins and will ultimately be a key contributing factor of our Ortho Dermatologics business.
During 2017 through 2019, we have made significant investments to build out our aesthetics, psoriasis and acne product portfolios, which we believe, coupled with our experienced dermatology sales leadership team and our recently expanded Ortho Dermatologics sales force, will position our Ortho Dermatologics business for growth.
Currently our principal products in the medical dermatology business include:

•	Jublia® (efinaconazole 10% topical solution) is a topical azole approved for the treatment of onychomycosis of the toenails (toenail fungus).

•
Targretin® (bexarotene) capsules and gel are prescription medicines used to treat the skin problems arising from the disease cutaneous T-cell lymphoma, or CTCL, in patients who have not responded well to other treatments.

•	Bryhali® was launched in November 2018 and is a novel product that contains a unique, lower concentration of halobetasol propionate for the treatment of moderate-to-severe psoriasis.

•	Siliq® was launched in the U.S. in 2017 and is an IL-17 receptor blocker monoclonal antibody for patients with moderate-to-severe plaque psoriasis.

•	Altreno® (tretinoin 0.05%) was launched in the U.S. in October 2018 and is a lotion approved for the topical treatment of acne vulgaris in patients 9 years of age and older.

•
Duobrii® was launched in June 2019 and is the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of moderate-to-severe plaque psoriasis in adults.

•
Arazlo™ (tazarotene) Lotion, 0.045% is an acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while maintaining efficacy. The FDA approved the New Drug Application (“NDA”) for Arazlo™ on December 18, 2019, which we expect to launch in the first half of 2020.

•
An Acne franchise, which includes Solodyn®, a prescription oral antibiotic approved to treat only the red, pus-filled pimples of moderate to severe acne in patients 12 years of age and older, as well as Retin-A®, Clindagel® and Onexton® Gel, a fixed combination 1.2% clindamycin phosphate and 3.75% benzoyl peroxide medication for the once-daily treatment of comedonal (non-inflammatory) and inflammatory acne in patients 12 years of age and older.

Our Solta business is dedicated to the development of innovative treatment technologies that provide proven and effective medical aesthetic and therapeutic benefits to consumers. Global Solta revenues were $194 million, $135 million and $111 million for 2019, 2018 and 2017, respectively. The increase in revenue is primarily attributable to Next Generation Thermage FLX®, a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. During 2018 and 2019, Next Generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta medical aesthetic devices portfolio. These launches have been successful as Next Generation Thermage FLX® revenues for 2019 were in excess of $75 million. We expect additional launches of Next Generation Thermage FLX® in Asia and Europe in the near term, paced by country-specific regulatory registrations.
Currently our principal products in the Solta business include:

•
Thermage®, a non-invasive radiofrequency (RF) treatment that can smooth, tighten and contour skin for an overall younger-looking appearance. In 2018, we began launching Next Generation Thermage FLX® as previously discussed.

•	Fraxel®, a treatment that improves tone, texture and radiance for aging, sun damaged or scarred skin.

•	Clear + Brilliant®, a laser treatment that can help prevent the visible signs of aging and address the overall effects time and the environment can have on skin.

•	VASERlipo® for minimally-invasive aesthetic body contouring that yields dramatic results with less pain and downtime of traditional liposuction.
Diversified Products
The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products, (iii) dentistry products and (iv) certain other businesses divested during 2017 that were not core to the Company's operations, including the Company's equity interests in Dendreon (June 28, 2017) and Sprout (December 20, 2017). As a result of the divestitures of Dendreon and Sprout, the Company exited the oncology and women's health businesses, respectively. The Company utilizes the Diversified Products segment to extend the long-term cash flows from a number of assets that are expected to decline over time due to the loss of exclusivity, by launching and selling Authorized Generic (“AG”) versions of certain branded assets. Our principal products in this segment include:
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

•
Librax® (chlordiazepoxide and clidinium) is indicated to control emotional and somatic factors in gastrointestinal disorders. Librax® may also be used as adjunctive therapy in the treatment of peptic ulcer and in the treatment of the irritable bowel syndrome (irritable colon, spastic colon, mucous colitis) and acute enterocolitis.

Generics

•
Diastat® AG (diazepam rectal gel) is a gel formulation of diazepam intended for rectal administration for certain patients with epilepsy who are already taking antiepileptic medications, and who require occasional use of diazepam to control bouts of increased seizure activity.

•	Uceris® AG (budesonide) extended release tablets are a prescription corticosteroid medicine used to help get mild to moderate ulcerative colitis under control (induce remission).

•	Elidel® AG (pimecrolimus) is a second-line therapy for short term and intermittent long-term therapy of mild to moderate atopic dermatitis.

•
Apriso® AG is an aminosalicylate anti-inflammatory drug used to treat ulcerative colitis, proctitis and proctosigmoiditis. Apriso is also used to prevent the symptoms of ulcerative colitis from recurring. Apriso® AG was launched in December 2019.

•
Tobramycin and Dexamethasone Ophthalmic Suspension is indicated for steroid-responsive inflammatory ocular conditions for which a corticosteroid is indicated and where superficial bacterial ocular infection or a risk of bacterial ocular infection exists.

•	Latanoprost Ophthalmic Solution is indicated for the reduction of elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension.
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
Research and Development
Our R&D organization focuses on the development of products through clinical trials. Currently, we have over 225 R&D projects in our pipeline. As of December 31, 2019, approximately 1,400 dedicated R&D and quality assurance employees in 23 R&D facilities were involved in our R&D efforts.
Our R&D expenses for 2019, 2018 and 2017, were $471 million, $413 million and $361 million, respectively. R&D expenses as a percentage of revenue were approximately 5% in 2019 and 2018, as compared to approximately 4% in 2017. We have removed projects related to divested businesses and rebalanced our portfolio to better align with our long-term plans and focus on core businesses. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our strategy. We further supplement these efforts by continually seeking out other opportunities, such as co-promotions, licensing agreements and strategic acquisitions. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Core Businesses” of this Form 10-K.
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
Trademarks
We believe that trademark protection is an important part of establishing product and brand recognition. We own or license a number of registered trademarks and trademark applications in the U.S., Canada and in various other countries throughout the world. U.S. federal registrations for trademarks remain in force for 10 years and may be renewed every 10 years after issuance, provided the mark is still being used in commerce. Trademark registrations in Canada issued on or before June 17, 2019 remain in force for 15 years and may be renewed for 10-year terms, provided that, as in the case of U.S. federal trademark registrations, the mark is still being used in commerce. Trademark registrations in Canada issued after June 17, 2019 remain in force for 10 years and may be renewed every 10 years after issuance, provided that, as in the case of U.S. federal trademark registrations, the mark is still being used in commerce. Other countries generally have similar but varying terms and renewal policies with respect to trademarks registered in those countries.
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
In the U.S., the Hatch-Waxman Act provides non-patent regulatory exclusivity for five years from the date of the first FDA approval of a new drug compound in a NDA. The FDA, with one exception, is prohibited during those five years from accepting for filing a generic, or ANDA, that references the NDA. In reference to the foregoing exception, if a patent is indexed in the FDA Orange Book for the new drug compound, a generic may file an ANDA four years from the NDA approval date if it also files a Paragraph IV Certification with the FDA challenging the patent. Protection under the Hatch-Waxman Act will not prevent the filing or approval of another full NDA. However, the NDA applicant would be required to conduct its own pre-clinical and adequate and well-controlled clinical trials to independently demonstrate safety and effectiveness.
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
In the U.S., the Biologics Price Competition and Innovation Act ("BPCIA") allows companies to seek FDA approval to manufacture and sell biosimilar or interchangeable versions of brand name biological products. Due to the size and complexity of biological products, as compared to small molecule drugs, a biosimilar must be “highly similar” to the reference product with “no clinically meaningful differences” in safety, purity and potency between the two. The BPCIA provides reference product sponsors with 12 years (with potential for six additional months of pediatric exclusivity) of market exclusivity, but unlike the Hatch-Waxman Act which covers small molecules, it does not require reference product sponsors to list patents in an Orange Book equivalent and does not include an automatic 30-month stay of FDA approval upon the timely filing of a lawsuit. The BPCIA, however, does provide pre-litigation procedures for the parties to follow, including identification of relevant patents and each party’s basis for infringement and invalidity.  A biosimilar patent application cannot be filed until four years after the reference product is first licensed and a biosimilar cannot be launched, at the earliest (assumes no patent litigation or an adverse decision on all patents), until the expiration of the twelve years of data exclusivity from the approval of the reference product.
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
We are also subject to various state, federal and international laws and regulations governing the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information, including, but not limited to, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, “HIPAA”). HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions (e.g., health care claims information and plan eligibility, referral certification and authorization, claims status, plan enrollment, coordination of benefits and related information), as well as standards relating to the privacy and security of individually identifiable health information. These standards require the adoption of administrative, physical and technical safeguards to protect such information. Many states in which we operate have laws that protect the privacy and security of sensitive and personal information, including health-related information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, imposes stringent data privacy and security requirements and obligations with respect to the personal information of California residents, including, among other things, new disclosures to California consumers and providing such consumers new data protection and privacy rights, including the ability to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data that may increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced, and multiple states have enacted or are expected to enact similar laws. The effects on our business of the CCPA and other similar state laws are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject.
Additionally, some statutory requirements, both in the U.S. and abroad, include obligations for companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers. For example, laws in all 50 U.S. states require businesses to provide notice to customers whose personal data has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements.
Internationally, laws and regulations in many jurisdictions apply broadly to the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information. For example, in the European Economic Area (the “EEA”) and, for the duration of the transition period (as defined below), the United Kingdom, the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR became effective on May 25, 2018, repealing its predecessor directive and increasing responsibility and liability of companies in relation to the processing of personal data of EU data subjects. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer and otherwise process personal data, including health data from clinical trials and adverse event reporting. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of the individuals to whom the personal data relates, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications and the security and confidentiality of personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices is often updated or otherwise revised. We are also subject to Canada's federal Personal Information Protection and Electronic Documents Act (“PIPEDA”) and substantially similar equivalents at the provincial level with respect to the collection, use and disclosure of personal information in Canada. Such federal and provincial legislation impose data privacy and security obligations on our processing of personal information of Canadian residents. The federal and Alberta legislation include mandatory data breach notification requirements. Canada’s Anti-Spam Legislation (“CASL”) also applies to the extent that we send commercial electronic messages from Canada or to electronic addresses in Canada. CASL contains prescriptive consent, form, content and unsubscribe mechanism requirements. Penalties for non-compliance with CASL are up to CAD $10 million per violation. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. The regulatory framework for data privacy, data security and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Complying with all of these laws and regulations involves costs to our business, and failure to comply with these laws and regulations can result in the imposition of significant civil and criminal penalties, as well as litigation.
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
Environmental and Other Regulation
Our facilities and operations are subject to federal, state and local environmental and occupational health and safety laws and regulations in both the U.S. and countries outside the U.S. (including Canada), including those governing the discharges of substances into the air, water and land, the handling, treatment, storage and disposal of hazardous substances and wastes, wastewater and solid waste, the cleanup of contaminated properties and other environmental matters. Certain of our development and manufacturing activities involve the use of hazardous substances. We believe we are in compliance in all material respects with applicable environmental and occupational health and safety laws and regulations. We are not aware of any pending environmental or occupational health and safety litigation or significant liabilities that are likely to have a material adverse effect on our financial position. We cannot assure, however, that environmental liabilities relating to us or facilities owned, leased or operated by us will not develop in the future, and we cannot predict whether any such liabilities, if they were to develop, would require significant expenditures on our part. In addition, we are unable to predict what environmental or and occupational health and safety legislation or regulations may be adopted or enacted in the future. See Item 1A “Risk Factors” of this Form 10-K for additional information.
Customers and Marketing
In 2019, the U.S. and Puerto Rico accounted for 60% of our total revenue. No other country accounted for more than 5%. See Note 23, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for revenues by geographic area.
Customers that accounted for 10% or more of our total revenue for 2019, 2018 and 2017 are as follows:

	2019	2018	2017
McKesson Corporation	17%	18%	19%
AmerisourceBergen Corporation	16%	18%	15%
Cardinal Health, Inc.	14%	13%	13%
We currently promote our pharmaceutical products to physicians, hospitals, pharmacies and wholesalers through our own sales force and sell through wholesalers. In some markets, we additionally sell directly to physicians, hospitals and large drug store chains and we sell through distributors in countries where we do not have our own sales staff. As part of our marketing program for pharmaceuticals, we use direct to customer advertising, direct mailings, advertise in trade, social media and medical periodicals, exhibit products at medical conventions and sponsor medical education symposia.
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
For details regarding products that are facing generic competition, products that could potentially face generic competition, the corresponding potential revenue impact and infringement proceedings we initiated against potential generic competition, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Trends — Generic Competition and Loss of Exclusivity” of this Form 10-K. See Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for further details regarding certain infringement proceedings. See Item 1A “Risk Factors” of this Form 10-K for additional information on our competition risks.
Manufacturing
We currently operate approximately 37 manufacturing plants worldwide and continue to make capital investments in these facilities as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Core Businesses” of this Form 10-K.
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
We also subcontract the manufacturing of certain of our products, including products manufactured under the rights acquired from other pharmaceutical companies. Products representing approximately 25% of our product sales for 2019 are produced in total, or in part, by third-party manufacturers under manufacturing arrangements.
In some cases, the principal raw materials, including active pharmaceutical ingredient, used by us (or our third-party manufacturers) for our various products are purchased in the open market or are otherwise available from several sources. However, some of the active pharmaceutical ingredients and other raw materials used in our products and some of the finished products themselves are currently only available from a single source; or others may in the future become available from only one source. For example, with respect to some of our largest or most significant products, the supply of the finished product for each of our Siliq®, Duobrii®, Bryhali®, Lumify®, Trulance®, Vyzulta®, SofLens®, Wellbutrin XL®, Ocuvite®, PreserVision®, Renu®, Xenazine®, Aplenzin®, Relistor® Oral and PureVision® products are only available from a single source and the supply of active pharmaceutical ingredient for each of our Siliq®, Duobrii®, Bryhali®, Trulance®, Vyzulta®, Xenazine®, Aplenzin®, and Relistor® Oral products are also only available from a single source. Any disruption in the supply of any such single-sourced active pharmaceutical ingredient, other raw material or finished product or an increase in the cost of such materials or products could adversely impact our ability to manufacture or sell such products, the ability of our third-party manufacturers to supply us with such products, or our profitability. We attempt to manage the risks associated with reliance on single sources of active pharmaceutical ingredient, other raw materials or finished products by carrying additional inventories or, where possible, developing second sources of supply. See Item 1A “Risk Factors” of this Form 10-K for additional information on the risks associated with our manufacturing arrangements.
Employees
As of December 31, 2019, we had approximately 21,700 employees. These employees included approximately 11,000 in production, 7,700 in sales and marketing, 1,600 in general and administrative positions and 1,400 in R&D. Collective bargaining exists for some employees in a number of countries in which we do business. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
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
A portion of our revenue and income was earned in Canada and Ireland, which have low effective tax rates and represent approximately 4% of our revenues in 2019. See Item 1A “Risk Factors” of this Form 10-K relating to tax rates for more information.
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
We have been or are currently the subject of a number of ongoing legal proceedings and investigations and inquiries by governmental agencies, including, but not limited to, the following: (i) investigations by the U.S. Attorney’s Offices for the District of Massachusetts and the Southern District of New York relating to certain matters, including our patient assistance programs (including financial support provided to patients), our former relationship with Philidor and other pharmacies, our accounting treatment for sales by specialty pharmacies, information provided to the Centers for Medicare and Medicaid Services, our pricing (including discounts and rebates), marketing and distribution of our products, our compliance program, and employee compensation; (ii) the investigation by the SEC of the Company relating to certain matters, including our former relationship with Philidor, our accounting practices and policies and our public disclosures; (iii) an investigation order from the Autorité des marches financiers (the “AMF”) (our principal securities regulator in Canada) relating to certain matters, including with respect to our former relationship with Philidor and our accounting practices and policies; (iv) a number of pending securities litigations, including certain opt-out actions in the U.S. (related to the U.S. Securities class action which is settled, subject to final court approval), and the pending securities class action litigation in Canada and related opt-out actions, have been instituted, the allegations of which relate to, among other things, allegedly false and misleading statements by the Company and/or failures to disclose information about our business and prospects, including relating to drug pricing, our policies and accounting practices, our use of specialty pharmacies, and our former relationship with Philidor and (v) purported class actions under the federal RICO statute on behalf of third-party payors arising out of our pricing and use of specialty pharmacies, and our former relationship with Philidor. In addition, we could, in the future, face additional legal proceedings and investigations and inquiries by governmental agencies relating to these or similar matters. For more information regarding legal proceedings, see Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
We are unable to predict how long such proceedings, investigations and inquiries will continue, but we anticipate that we will continue to incur significant costs in connection with some or all of these matters and that some or all of these proceedings, investigations and inquiries will result in a substantial distraction of management’s time, regardless of the outcome. Some or all of these proceedings, investigations and inquiries will likely result in damages, settlement payments (such as the $1,210 million payment to be made by the Company in connection with the recently settled U.S. Securities class action (subject to final court approval)), fines, penalties, consent orders or other administrative sanctions (including exclusion from federal programs) against the Company and/or certain of our directors and officers, any of which could be material, or in changes to our business practices, which, in turn, may result in or may contribute to an inability by us to meet the financial covenant contained in our Restated Credit Agreement. Furthermore, publicity surrounding these proceedings, investigations and inquiries or any enforcement action as a result thereof, even if ultimately resolved favorably for us could result in additional investigations and legal proceedings. As a result, these proceedings, investigations and inquiries could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
We are under scrutiny with respect to our business historical practices (including with respect to past pricing practices), including investigations by the U.S. Attorney’s Offices for the District of Massachusetts and the Southern District of New York, various securities litigations, including certain opt-out actions in the U.S., (related to the recently settled securities class action

(subject to final court approval)) and a purported securities class action in Canada, including related opt-out actions, and purported class actions under the federal RICO statute on behalf of third-party payors. We are unable to predict how such proceedings, investigations and inquiries will impact our current business practices, including with respect to pricing, or the prices of our products, including whether we will be required to impose pricing freezes or controls, pricing reductions (including on a retroactive basis) or other price regulation for some or all of our products.
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
For example, the pharmaceutical industry, including our Company, has been the focus of both private payor and governmental concern regarding pricing of pharmaceutical products. Related actions, including Congressional and other governmental investigations and litigation, are costly and time-consuming, and adverse resolution of such actions or changes in our business practices, such as our approach to the pricing of our pharmaceutical products, could adversely affect our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Our Restated Credit Agreement and the various indentures governing our senior notes contain covenants that restrict the way we conduct business and require us to satisfy certain financial tests in order to incur debt or take other actions. Additionally, our Restated Credit Agreement contains a financial covenant that, for example, requires us to maintain a certain financial ratio at fiscal quarter end.
The Company’s Restated Credit Agreement contains a specified quarterly financial maintenance covenant (consisting of a first lien leverage ratio). As of December 31, 2019, we were in compliance with this financial maintenance covenant. However, we can make no assurance that we will be able to comply with the restrictive covenants contained in the Restated Credit Agreement and indentures in the future. Based on our current forecast for the next twelve months from the date of issuance of this Form 10-K, we expect to remain in compliance with this financial maintenance covenant and meet our debt obligations over that same period. In the event that we perform below our forecasted levels, we may also implement certain additional cost-efficiency initiatives, such as rationalization of selling, general and administrative expenses ("SG&A") and R&D spend, which would allow us to continue to comply with the financial maintenance covenant. The Company may consider taking other actions, including divesting other businesses, refinancing debt, issuing equity or equity-linked securities as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenant and meeting its debt service obligations, or may negotiate with the applicable lenders for an amendment or modification to such covenant, as deemed appropriate. However, we cannot guarantee that any of the above-noted actions would be achieved. If we perform below our forecasted levels and the actions referenced above are not effective, we would fail to comply with our financial maintenance covenant. In that instance, we would be in default, and our lenders would be permitted to accelerate our debt unless we could obtain an amendment. If our debt was accelerated, we would not have sufficient funds to repay our debt absent a refinancing, and we cannot provide assurance that we will be able to obtain a refinancing.
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
Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. Certain non-guarantor subsidiaries include non-U.S. subsidiaries that may be prohibited by law or other regulations from distributing funds to us and/or we may be subject to payment of taxes and withholdings on such distributions. In the event that we do not receive distributions from our subsidiaries or receive cash via services rendered, loans and intellectual property licensed, we may be unable to make required principal and interest payments on our indebtedness.
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
Our senior secured credit facilities bear interest based on U.S. dollar London Interbank Offering Rates or U.S. Prime Rate, or Federal Funds effective rate (for U.S. dollar loans) and Canadian Prime Rate or Canada Bankers’ Acceptance Rate (for Canadian dollar loans). Thus, a change in the short-term interest rate environment (especially a material change) could have an adverse effect on our business, financial condition, cash flows and results of operations (which adverse effect could be material) and could cause the market value of our common shares and/or debt securities to decline. As of December 31, 2019, we did not have any outstanding interest rate swap contracts.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. If LIBOR ceases to exist, we will need to endeavor, with the administrative agent thereunder, to amend the credit facilities to substitute LIBOR with an alternative rate of interest that gives due consideration to the then-prevailing market convention for syndicated loans in the U.S., subject to notice to all lenders and the absence of objection by the “required lenders,” or pay interest based on the "base rate" until we can otherwise renegotiate our Senior Secured Credit Facilities to include a LIBOR replacement. Any change in accordance with the aforementioned procedures, or the conversion of loans to base rate or U.S. prime rate loans, could have an adverse impact on our cost of capital. Currently, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our business, financial condition, cash flows and results of operations cannot yet be determined.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) significantly revised U.S. federal corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate to 21%, limiting the tax deduction for interest expense to 30% of adjusted earnings, allowing immediate expensing for certain new investments, implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, imposing an additional U.S. tax on certain non-U.S. subsidiaries’ earnings which are considered to be Global Intangible Low Taxed Income

(referred to as “GILTI”) and imposing an alternative “base erosion and anti-abuse tax” (“BEAT”) on domestic corporations that make deductible payments to foreign related persons in excess of specified amounts, and, effective for net operating losses (“NOLs”) arising in taxable years beginning after December 31, 2017, eliminating net operating loss carrybacks, permitting indefinite net operating loss carryforwards, and limiting the use of net operating loss carryforwards to 80% of current year taxable income.
There are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions in the Tax Act, including the provisions relating to the modified territorial tax system, the one-time transition tax and the BEAT. While the U.S. Treasury Department and the Internal Revenue Service have issued proposed and final regulations and other guidance on many provisions in the Tax Act that address some of these uncertainties and ambiguities, there are still no final regulations or other definitive guidance addressing other uncertainties and ambiguities in the Tax Act. In the absence of guidance on these issues, we will use what we believe are reasonable interpretations and assumptions in interpreting and applying the Tax Act for purposes of determining our cash tax liabilities and results of operations, which may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves over time. It is possible that the Internal Revenue Service could issue subsequent guidance or take positions on audit that differ from the interpretations and assumptions that we previously made, which could have a material adverse effect on our cash tax liabilities, results of operations and financial condition.
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
A significant number of the products we sell either: (i) have no meaningful exclusivity protection via patent or marketing or data exclusivity rights or (ii) are protected by patents or regulatory exclusivity periods that will be expiring in the near future. These products represent a significant amount of our revenues (See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Generic Competition and Loss of Exclusivity” in this Form 10-K for a list of some of these products). Without exclusivity protection, competitors (including generics and biosimilars) face fewer barriers in introducing competing products. Upon the expiration or loss of patent exclusivity or regulatory exclusivity for our products or otherwise upon the introduction of generic, biosimilar or other competitors (which may be sold at significantly lower prices than our products), we could lose a significant portion of sales and market share of that product in a very short period and, as a result, our revenues could be lower. In addition, the introduction of generic and biosimilar competitors may have a significant downward pressure on the pricing of our branded products which compete with such generics and biosimilars. Where we have the rights, we may elect to launch an authorized generic of such product (either ourselves or through a third party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with the launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material. The introduction of competing products (including generic products and biosimilars) could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

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
For a number of our commercialized products and pipeline products, including Xifaxan®, Siliq®, Lumify®, Plenvu®, Vyzulta®, Relistor® and Jublia®, we rely on licenses to patents and other technologies, know-how and proprietary rights held by third parties. Any loss, expiration, termination or suspension of our rights to such licensed intellectual property would result in our inability to continue to develop, manufacture and market our products or product candidates and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In the future, we may also need to obtain such licenses from third parties to develop, manufacture, market or continue to manufacture or market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to develop, manufacture and market our products may be inhibited or prevented, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Competitive Risks
We operate in extremely competitive industries. If competitors develop or acquire more effective or less costly pharmaceutical or OTC products or medical devices for our target indications, it could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
The pharmaceutical, OTC and medical device industries are extremely competitive. Our success and future growth depend, in part, on our ability to develop, license or acquire products that are more effective than those of our competitors or that incorporate the latest technologies and our ability to effectively manufacture and market those products. Many of our competitors, particularly larger pharmaceutical, OTC and medical device companies, have substantially greater financial, technical and human resources than we do. Many of our competitors spend significantly more on research and development related activities than we do. Others may succeed in developing or acquiring products and technologies that are more effective, more advanced or less costly than those currently marketed or proposed for development by us. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products and may also establish exclusive collaborative or licensing relationships with our competitors. These competitors and the introduction of competing products (that may be more effective or less costly than our products) could make our products less competitive or obsolete, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

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
In May 2016, we formed a new Patient Access and Pricing Committee responsible for the pricing of our drugs. The new committee’s first action was a recommendation, which we implemented, for an enhanced rebate program to all hospitals in the U.S. to reduce the price of our Nitropress® and Isuprel® products. In addition, the Patient Access and Pricing Committee made a commitment that the average annual price increase for our branded prescription pharmaceutical products will be set at no greater than single digits. This commitment was reaffirmed for 2020. All future pricing actions will be subject to review by the Patient Access and Pricing Committee and we expect that the Patient Access and Pricing Committee will implement or recommend additional price changes and/or new programs to enhance patient access to our drugs.
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
For example, any pricing changes and programs could affect the average realized prices for our products and may have a significant impact on our revenue trends. In addition, limiting or eliminating price increases on certain of our products will result in fewer or lower price appreciation credits from certain of our wholesalers. Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. In wholesaler contracts, such credits, which can be significant, are offset against the total distribution service fees we pay on all of our products to each wholesaler. As a result, to the extent we decide to cease or limit price increases, we will have fewer or lower price appreciation credits to use to offset against our distribution fees owing to these wholesalers. In addition, under certain of our agreements with our wholesaler customers, we have price protection or price depreciation provisions, pursuant to which we have agreed to adjust the value of any on-hand or in-transit inventory with such customers in the event we reduce the price of any of our products. As a result, to the extent we reduce the WAC price for any of our products, we may owe a payment to such customers (or such customers may earn a credit to be offset against any amounts owing to us) equal to the amount of such inventory multiplied by the difference between the price at which they acquired the product inventory and the new reduced price.
In prior years, we have undertaken a number of divestitures or certain of our assets and business. We may, in the future, seek to divest additional asset and/or businesses, some of which may be material and/or transformative, which could adversely affect our business, prospects and opportunities for growth.
In recent years, we have completed a number of divestitures of our assets, products or businesses that were not considered core to our ongoing operations or the needs of our primary-customer base, including the divestitures of our Obagi Medical Products business, our iNova Pharmaceuticals business, our Dendreon Pharmaceuticals subsidiary, our Sprout Pharmaceuticals subsidiary and the CeraVe®, AcneFree™ and AMBI® skincare brands. We may, in the future, seek to complete additional divestitures.
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
As part of our business strategy, we seek to identify and acquire certain assets, products and businesses.
Historically, part of our business strategy included acquiring and integrating complementary businesses, products, technologies or other assets. As part of our current business strategy, we again are seeking to complete certain acquisitions of assets, products and businesses, including by way of in-license arrangements, although not at the volume and pace that we did historically. Acquisitions or similar arrangements may be complex, time consuming and expensive. We may not consummate some negotiations for acquisitions or other arrangements, which could result in significant diversion of management and other employee time, as well as substantial out-of-pocket costs. In addition, there are a number of risks and uncertainties relating to our closing transactions. If such transactions are not completed for any reason, we will be subject to several risks, including the following: (i) the market price of our common shares may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a negative perception by the market of us generally and a decline in the market price of our common shares; and (ii) many costs relating to such transactions may be payable by us whether or not such transactions are completed.
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
If we fail to maintain our relationships with, and provide appropriate training in our products to, health care providers, including physicians, hospitals, large drug store chains, wholesale distributors, pharmacies, government entities and group purchasing organizations, customers may not buy certain of our products and our sales and profitability may decline.
We market our pharmaceutical products to physicians, hospitals, pharmacies and wholesalers through our own sales force and sell through wholesalers. In some markets, we additionally sell directly to physicians, hospitals and large drug store chains and we sell through distributors in countries where we do not have our own sales staff. We have developed and strive to maintain strong relationships with members of each of these groups who assist in product research and development and advise us on how to satisfy the full range of consumer needs. We rely on these groups to recommend our products to their patients and to other members of their organizations. Consumers in the pharmaceutical industry, particularly the contact lens and lens care customers in the eye-health industry, have a tendency not to switch products regularly and are repeat consumers. As a result, the success of certain of our products, particularly our vision care products, is impacted by a physician's initial recommendation of such products and a consumer's initial choice to use such products. As a result, the failure of certain of our products, particularly in our vision care business, to retain the support of pharmaceutical professionals, hospitals or group purchasing organizations and to retain the support of the end-users and the distributors and retailers to whom we sell such products, could have a material adverse effect on our sales and profitability.
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
Our fulfillment arrangements with Walgreens and our Dermatology.com cash-pay prescription program may not be successful.
At the beginning of 2016, we launched a brand fulfillment arrangement with Walgreen Co. ("Walgreens"), pursuant to which we have made certain of our dermatology and ophthalmology products available to eligible patients through a patient access and co-pay program available at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. We have, in the past, experienced certain operational and other issues respecting this arrangement, including lower than anticipated average realized prices associated with these products through this arrangement. In July 2019, we entered into an amendment to the existing fulfillment agreement to address some of these issues. We cannot guarantee this arrangement will continue to be successful in the future, nor can we guarantee that additional operational issues will not be encountered, nor can we guarantee that we will be able to successfully negotiate with Walgreens any improvements or amendments to this arrangement we identify as necessary or desired. In addition, we cannot predict how the market, including customers, doctors, patients, pharmacy benefit managers and third-party payors, or governmental agencies, will continue to react to these arrangements and programs. If this arrangement or program fails, if they do not achieve sufficient success and market acceptance, if we face retaliation from third parties as a result of this arrangement and program (for example, in the form of limitations on or exclusions from the reimbursement of our products) or if any part of this arrangement is found to be non-compliant with applicable law or regulations, this could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
In addition, in February 2019, we launched Dermatology.com, a cash-pay product acquisition program offering certain branded Ortho Dermatologics products directly to patients. This program is designed to address the affordability and availability of certain branded dermatology products, when insurers and pharmacy benefit managers are no longer offering those branded prescription pharmaceutical products under their designated pharmacy benefit offerings. We currently have 15 Ortho Dermatologics branded prescription pharmaceutical products in the Dermatology.com program and anticipate adding additional products in the future. We cannot guarantee that this program will be successful or that we will continue to add new products to the program. In addition, we cannot predict how the market, including customers, doctors and patients will react to this program. If this program fails, if it does not achieve sufficient success and market acceptance or if any part of this program is found to be non-compliant with applicable law or regulations, this could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. At the time of this filing, the outbreak has been largely concentrated in China, although cases have been confirmed in other countries. In China, reactions to, or efforts to contain the spread of, this coronavirus have led to, among other things, closure of stores, reduction in or cessation of certain surgeries and a general reduction in consumer activity. While these effects are expected to be temporary, the duration of the business disruption in China and related financial impact cannot be reasonably estimated at this time. Similarly, we cannot estimate whether this impact may extend to other countries outside of China. At this point, the extent to which the coronavirus may impact our results is uncertain. However, it is possible that our B&L/International segment and consolidated results in 2020 will likely be negatively impacted by this event and this impact may be material.

Due to the large portion of our business conducted in currency other than U.S. dollars, we have significant foreign currency risk.
We face foreign currency exposure on the translation into U.S. dollars of the financial results of our operations in Europe, Canada, Latin America, Asia, Africa and the Middle East and other regions. Where possible, we manage foreign currency risk by managing same currency revenue in relation to same currency expenses. We may also use derivative financial instruments from time to time to mitigate our foreign currency risk and not for trading or speculative purposes. We face foreign currency exposure in those countries where we have revenue denominated in the local foreign currency and expenses denominated in other currencies. Both favorable and unfavorable foreign currency impacts to our foreign currency-denominated operating expenses are mitigated to a certain extent by the natural, opposite impact on our foreign currency-denominated revenue. In addition, the repurchase of our U.S. dollar denominated debt may result in foreign exchange gains or losses for Canadian income tax purposes. One half of any foreign exchange gains or losses will be included in our Canadian taxable income. Any foreign exchange gain will result in a corresponding reduction in our available Canadian tax attributes.
In addition, in November 2016, as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar, the Egyptian pound was significantly devalued. Our exposure to the Egyptian pound is primarily with respect to Amoun Pharmaceutical Company S.A.E., which we acquired in October 2015, and which represented approximately 3% and 2% of our total 2019 and 2018 revenues, respectively. Further strengthening of the U.S. dollar and/or the devaluation of other countries' currencies could have a negative impact on our reported international revenue.
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
On June 23, 2016, the United Kingdom held a referendum on its membership in the European Union, in which United Kingdom voters approved an exit from the European Union (“Brexit”). On March 29, 2017, the United Kingdom formally notified the European Council pursuant to Article 50 of the Treaty of Lisbon of its intention to leave the European Union. On January 31, 2020 (“Exit Day”), the United Kingdom ceased to be a member state of the European Union. EU law applicable to the United Kingdom continues to apply to and in the United Kingdom for the duration of a transition period which is presently scheduled to expire on December 31, 2020 (the “Transition Period”). During the Transition Period, the European Union and the United Kingdom will negotiate the terms of their future relationship. There is no assurance that such negotiations will be successful or certainty that EU law will continue to apply in and to the United Kingdom following the expiration of the Transition Period. Since a significant proportion of the United Kingdom’s regulatory framework is derived from European Union directives and regulations, EU law ceasing to apply in and to the United Kingdom following the expiration of the Transition Period could materially impact the regulatory regime with respect to the approval of our products in the United Kingdom. Following the Brexit vote, the European Union moved the European Medicines Agency’s headquarters from the United Kingdom to the Netherlands, which could result in disruptions and delays in new drug approvals in the European Union. In addition, we could face new regulatory costs and challenges that could have a material adverse effect on our business, financial condition, cash flows and results of operations. Until expiration of the Transition Period and the future relationship between the European Union and the United Kingdom is established, it is difficult to anticipate Brexit’s potential impact.
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
The supply of our products to our customers (or, in some cases, supply from our contract manufacturers to us) is subject to and dependent upon the use of transportation services. Disruption of transportation services (including as a result of weather conditions) could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, any prolonged disruption in the operations of our existing distribution facilities, whether due to technical, labor or other difficulties, weather conditions, equipment malfunction, contamination, failure to follow specific protocols and procedures, destruction of or damage to any facility or other reasons, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Some components and raw materials used in our manufactured products, and some finished products sold by us, are currently available only from one or a limited number of domestic or foreign suppliers. For example, with respect to some of our largest or most significant products, the supply of the finished product for each of our Siliq™, Duobrii®, Bryhali®, Lumify®, Trulance®, Vyzulta®, SofLens®, Wellbutrin XL®, Ocuvite®, PreserVision®, Renu®, Aplenzin®, Xenazine®, Relistor® Oral and PureVision® products are only available from a single source and the supply of active pharmaceutical ingredient for each of our Siliq™, Duobrii®, Bryhali®, Trulance®, Vyzulta®, Xenazine®, Aplenzin® and Relistor® Oral products are also only available from a single source. In the event an existing supplier fails to supply product on a timely basis and/or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or we are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we may be unable to obtain the required components, raw materials or products on a timely basis or at commercially reasonable prices. We attempt to mitigate these risks by maintaining safety stock of these products, but such safety stock may not be sufficient. In addition, in some cases, only a single source of active pharmaceutical ingredient is identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval, which would involve time and expense to us. A prolonged interruption in the supply of a single-sourced raw material, including the active pharmaceutical ingredient, or single-sourced finished product could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, these third-party manufacturers may have the ability to increase the supply price payable by us for the manufacture and supply of our products, in some cases without our consent.
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

Changes in inventory levels or fluctuations in buying patterns by our large distributor and retail customers may adversely affect our sales and earnings and add to sales variability from quarter to quarter.
We balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of changing customer requirements, fluctuating commodity prices, changes to our products, product transfers or the life-cycle of our products. In order to successfully manage our inventories, we must estimate demand from our customers and produce products that substantially correspond to that demand. If we fail to adequately forecast demand for any new or existing product, or fail to determine the appropriate product mix for production purposes, we may face production capacity issues in manufacturing sufficient quantities of a given product. In addition, failures in our information technology systems or human error could also lead to inadequate forecasting of our overall demand or product mix.
We have a significant number of unique products, and we anticipate that number will continue to grow over time. As a result, the demand forecasting precision required for us to avoid production capacity issues will also increase, which could increase the risk of product unavailability and lost sales. Additionally, an increasing number of unique products could increase global inventory requirements, negatively impacting our working capital performance and leading to write-offs due to obsolescence and expired products.
Due to the lead times necessary to obtain and install new equipment and ramp up production of product lines, if we fail to adequately forecast the need for additional manufacturing capacity, whether for new or existing products, we may be unable to scale production in a timely manner to meet demand for our products. In addition, the technically complex manufacturing processes required to manufacture many of our products increase the risk of production failures, and can increase the cost of producing our goods. As a result, because the production process for many of our products is so complex and sensitive, the cost of production and the chance of production failures and lengthy supply interruptions is increased, which can have a substantial impact on our inventory levels.
Finally, a significant portion of our products are sold to major health care distributors and major retail chains in Canada, the United States and abroad. Consequently, our sales and quarterly growth comparisons, as well as our estimates for required inventory levels, may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, large retailers' and distributors' buying decisions or other factors. If we overestimate demand and produce too much of a particular product, we face a risk of inventory obsolescence, leaving us with inventory that we cannot sell profitably or at all. In addition, we may have to write down such inventory if we are unable to sell it for its recorded value. Conversely, if we underestimate demand and produce insufficient quantities of a product, we could be forced to produce that product at a higher price and forego profitability in order to meet customer demand. For example, if a competitor initiates a recall and there is an unexpected increase in the demand for our products, we may not be able to meet such increased demand. Insufficient inventory levels may lead to shortages that result in loss of sales opportunities altogether as potential end-customers turn to competitors' products that are readily available. If any of these situations occur frequently or in large volumes or if we are unable to effectively manage our inventory and that of our distribution partners, this could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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

In addition, the U.S. Department of Health and Human Services Office of Inspector General recommends, and increasingly states require pharmaceutical companies to have comprehensive compliance programs. Moreover, the Physician Payment Sunshine Act enacted in 2010 imposes reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other health care providers. Failure to submit this required information may result in significant civil monetary penalties. While we have developed corporate compliance programs based on what we believe to be current best practices, we cannot provide assurance that we or our employees or agents are or will be in compliance with all applicable federal, state or foreign regulations and laws. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant criminal and civil fines and penalties, exclusion from federal health care programs or other sanctions, including consent orders or corporate integrity agreements.
The U.S. FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than in the U.S. and Canada. We cannot provide assurance that our internal control policies and procedures will protect us from reckless or criminal acts committed by our employees, consultants, distributors, third party contractors or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in criminal or civil penalties or remedial measures, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We are also subject to various state, federal and international laws and regulations governing the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information, including HIPAA. Many states in which we operate have laws that protect the privacy and security of sensitive and personal information, including health-related information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the CCPA imposes stringent data privacy and security requirements and obligations with respect to the personal information of California residents and provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data that may increase the likelihood of, and risks associated with, data breach litigation. The effects on our business of the CCPA and other similar state laws are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject.
Internationally, laws and regulations in many jurisdictions apply broadly to the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information. For example, the GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer and otherwise process personal data, including health data from clinical trials and adverse event reporting. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices is often updated or otherwise revised. We are also subject to Canada's federal Personal Information Protection and Electronic Documents Act (“PIPEDA”) and substantially similar equivalents at the provincial level with respect to the collection, use and disclosure of personal information in Canada. Such federal and provincial legislation impose data privacy and security obligations on our processing of personal information of Canadian residents. The federal and Alberta legislation include mandatory data breach notification requirements. Canada’s Anti-Spam Legislation (“CASL”) also applies to the extent that we send commercial electronic messages from Canada or to electronic addresses in Canada. CASL contains prescriptive consent, form, content and unsubscribe mechanism requirements. Penalties for non-compliance with CASL are up to CAD $10 million per violation. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. The regulatory framework for data privacy, data security and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Complying with all of these laws and regulations involves costs to our business, and failure to comply with these laws and regulations can result in the imposition of significant civil and criminal penalties, as well as litigation, all of which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. For more information regarding applicable data privacy and security laws and regulations, see Item 1 “Business - Government Regulations” of this Form 10-K.

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
Although efforts at replacing the Health Care Reform Act have stalled in Congress, there could still be changes to this legislation in the near term. We cannot predict what those changes will be or when they will take effect, and we could face additional risks arising from such changes or changed interpretations of our obligations under the legislation. Because of this continued uncertainty, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of the Health Care Reform Act or its repeal on our business model, prospects, financial condition or results of operations, in particular on the pricing, coverage or reimbursement of any of our product candidates that may receive marketing approval. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Legislative efforts relating to drug pricing, the cost of prescription drugs under Medicare, the relationship between pricing and manufacturer patient programs, and government program reimbursement methodologies for drugs have been proposed and considered at the U.S. federal and state level. At the federal level, the administration's budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted in future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the administration have each indicated an intent to continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system. We cannot provide assurance as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.
In 2019, the U.S. Health and Human Services Administration announced a preliminary plan to allow for the importation of certain lower-cost drugs from Canada. The preliminary plan excludes insulin, biological drugs, controlled substances and intravenous drugs. The preliminary plan relies on individual states to develop proposals for safe importation of those drugs from Canada and submit those proposals to the federal government for approval. Although the preliminary plan has some support from the current administration, at this time, studies to evaluate the related costs and benefits, evaluate the reasonableness of the logistics, and measure the public reaction of such a plan have not been performed. While we do not believe this will have a significant impact on our future cash flows, we cannot provide assurance as to the ultimate content, timing, effect or impact of such a plan.
In 2019, the Government of Canada (Health Canada) published in the Canadian Gazette the new pricing regulation for patented drugs. These regulations will become effective on July 1, 2020. The draft application guidelines are available with the final guidelines to be published in February 2020. The new regulations will change the mechanics of establishing the pricing for products submitted for approval after August 21, 2019; they will also require full transparency of discounts agreed with provincial bodies; and finally, will change the number and composition of reference countries used to determine if a drug’s price is excessive. While we do not believe this will have a significant impact on our future cash flows, as additional facts materialize, we cannot provide assurance as to the ultimate content, timing, effect or impact of such regulations.
The Health Care Reform Act and further changes to health care laws or regulatory framework that reduce our revenues or increase our costs could also have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We are subject to a broad range of environmental laws and regulations and may be subject to environmental remediation obligations under such safety and related laws and regulations. The impact of these obligations and the Company’s ability to respond effectively to them may have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We are subject to a broad range of federal, state, provincial and local environmental laws and regulations concerning the environment, safety matters, regulation of chemicals and product safety in the countries where we manufacture and sell our products or otherwise operate our business. These requirements include, among other matters, regulation of the handling, manufacture, transportation, storage, use and disposal of materials, including the discharge of pollutants, hazardous substances and waste into the environment. In the normal course of our business, such substances and waste may be released into the environment, which could cause environmental or property damage or personal injuries, and which could subject us to remediation obligations regarding contaminated soil and groundwater, potential liability for damage claims or to social or reputational harm and other similar adverse impacts. Under certain laws, we may be required to remediate contamination at certain of our properties regardless of whether the contamination was caused by us or by previous occupants of the property or by others and at third-party sites where we send waste.
In recent years, the operations of all companies have become subject to increasingly stringent legislation and regulation related to environmental protection. Such legislation and regulations are complex and constantly changing. Future events, such as changes in existing laws or regulations or the enforcement thereof or the discovery of contamination at our facilities may, among other things, require us to install additional controls for certain of our emission sources, undertake changes in our manufacturing processes, remediate soil or groundwater contamination at facilities where such cleanup is not currently required or to take action to address social expectations or concerns arising from or relating to such changes and our response to such changes. The cost of such additional compliance or remediation obligations or responding to such social expectations or concerns may be significant and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
For example, in 2019, 2018 and 2017, we recognized impairments to finite-lived and indefinite-lived intangible assets of $75 million, $568 million and $714 million, respectively. These asset impairments were primarily attributable to: (i) assets being classified as held for sale and (ii) revisions in sales forecasts associated with discontinuances, generic competition and other market forces. In addition to impairments to finite-lived and indefinite-lived intangible assets, in 2019, 2018 and 2017, we recognized goodwill impairments of $0, $2,322 million and $312 million, respectively. These impairments to goodwill were primarily the result of: (i) the adoption of new accounting guidance in 2018, (ii) revisions to forecasts to certain reporting units, as a result of changing business dynamics and market conditions and (iii) realignments to our reporting units.
The Company conducted its annual goodwill impairment test as of October 1, 2019. No impairment to the goodwill of any reporting unit was identified. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
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
We have become increasingly dependent on information technology systems and infrastructure and any breakdown, interruption, breach or other compromise of our information technology systems could subject us to liability or interrupt the operation of our business, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We are increasingly dependent upon our information technology systems and infrastructure, as well as those of third parties with whom we interact, and internal and public internet sites, data hosting and processing facilities, cloud-based services and hardware, social media sites and mobile technology, in connection with the conduct of our business.
We must constantly update our information technology systems and infrastructure and undertake investments in new information technology systems and infrastructure. However, we cannot provide assurance that the information technology systems and infrastructure on which we depend, including those of third parties, will continue to meet our current and future business needs or adequately safeguard our operations. Furthermore, modification, upgrade or replacement of such systems and infrastructure may be costly or out of our control.
Any failure to so modify, upgrade or replace such systems and infrastructure, any disruptions that occur during the process of such modification, upgrade or replacement and/or any breakdown, interruption or corruption of our information technology systems and infrastructure could create system disruptions, shutdowns, delays in generating or the corruption of data and information or other disruptions that could result in negative financial, operational, business or reputational consequences for us.
The size and complexity of the information technology systems and infrastructure on which we rely makes such systems and infrastructure potentially vulnerable to internal or external inadvertent or intentional security breaches, including as a result of private or state-sponsored cybercrimes, terrorism, war, malware, ransomware, human error, system malfunction, telecommunication and electrical failures, natural disaster, misplaced or lost data, socially engineered breaches or other similar events.
In addition, during the normal course of our business operations, including through the use of information technology systems and infrastructure, we are involved in the collection, processing, transmission, use and retention of sensitive, confidential, non-public or personal data and information in Canada, the United States and abroad.
Cyber-attacks are increasing in frequency, sophistication and intensity and are made by groups and individuals with a wide range of motives and expertise. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, worms, social engineering, improper modification of information, fraudulent “phishing” e-mails and other means to affect service reliability or threaten data confidentiality, integrity or availability. Techniques used in these attacks are often highly sophisticated, change frequently and may be difficult to detect for periods of time.
We have established: (i) physical, electronic and organizational measures to safeguard and secure our systems to prevent a compromise and (ii) policies and procedures designed to provide for the timely investigation of cybersecurity incidents and the timely disclosure of cybersecurity incidents consistent with our legal and contractual obligations. We also rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of digital information.
While we attempt to take appropriate security and cybersecurity measures to protect our information technology systems and infrastructure (including any confidential or other sensitive information) and to prevent and detect breakdowns, unauthorized breaches and cyber-attacks, we cannot guarantee that these measures will be successful and that breakdowns and breaches of, or attacks on, our systems and data, or those of third parties upon which we rely, will be prevented. Such breakdowns and breaches of, or attacks on, our systems and infrastructure, or the public perception that we or any third party upon which we rely have suffered a cybersecurity incident or breakdown, may cause business interruption and could have a material adverse effect on our business, financial condition, cash flows and results of operations, damage our reputation with customers, employees and third parties with whom we do business and cause the market value of our common shares and/or debt securities to decline, and we may suffer financial damage or other loss, including fines or criminal penalties because of lost or misappropriated information.
While we maintain insurance against some of these risks, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from a breakdown, breach, cyber-attack or other compromise of or interruption to our information technology systems and infrastructure or confidential and other sensitive information.
In addition, we provide confidential, and other sensitive information to third parties when necessary to pursue our business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk that the confidentiality of information held by third parties, including trade secrets and sensitive personal information, may be compromised. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be injured, resulting in loss of business and/or morale. Any such incidents could require us to incur costs to remediate possible injury to our customers and employees, to further improve our protective measures or to pay fines or take other action with respect to litigation, judicial or regulatory actions arising out of such incidents which may be significant. Any of the foregoing could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Our operating results and financial condition may fluctuate.
Our operating results and financial condition may fluctuate from quarter to quarter for a number of reasons. In addition, our stock price can be volatile. The following events or occurrences, among others, could cause fluctuations in our financial performance and/or stock price from period to period:

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
As a result, quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, may not be reliable indicators of our future performance. In any quarterly period, our results may be below the expectations of market analysts and investors, which could cause the market value of our common shares and/or debt securities to decline.
The Company’s ability to effectively monitor and respond to the rapid and ongoing developments and expectations relating to environmental, social and governance (“ESG”) matters, including related social expectations and concerns, may impose unexpected costs on the Company or result in reputational or other harm to the Company that could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
If the Company is not able to adequately recognize and respond to the rapid and ongoing developments and governmental and social expectations relating to ESG matters such as climate change and access to health care and affordable drugs, this failure could result in missed corporate opportunities for the Company, additional regulatory, social or other scrutiny of the Company and its businesses, the imposition of unexpected costs on the Company or in damage to the reputation of the Company or its various brands with governments, customers, employees, third parties and the communities in which we operate, in each case that could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
We consider our facilities to be in satisfactory condition and suitable for their intended use, although some limited investments to improve our manufacturing and other related facilities are contemplated, based on the needs and requirements of our business. Our administrative, marketing, research/laboratory, distribution and warehousing facilities are located in various parts of the world. We co-locate our R&D activities with our manufacturing at the plant level in a number of facilities. Our scientists, engineers, quality assurance/quality control professionals and manufacturing technicians work side-by-side in designing and manufacturing products that fit the needs and requirements of our customers, regulators and business units.
We believe that we have sufficient facilities to conduct our operations during 2020. Our facilities in aggregate are over 11 million square feet and include, among others, the following list of principal properties by segment:

Location	Purpose	Owned or Leased	Approximate Square Footage
Corporate & Administration
Laval, Quebec, Canada	Corporate headquarters, R&D, manufacturing and warehouse facility	Owned	338,000
Bridgewater, New Jersey(1)	Administration	Leased	310,000
Bausch + Lomb/International
Jelenia Gora, Poland	Offices, R&D, manufacturing and warehouse facility	Owned	1,567,000
Rochester, New York	Offices, R&D and manufacturing facility	Owned	953,000
San Juan del Rio, Mexico	Offices and manufacturing facility	Owned	853,000
El Obour City, Egypt	Offices, R&D, manufacturing and warehouse facility	Owned	630,000
Waterford, Ireland	R&D and manufacturing facility	Owned	500,000
Woodruff, South Carolina	Distribution facility	Leased	432,000
Jinan, China	Offices and manufacturing facility	Owned	418,000
Rzeszow, Poland	Offices, R&D, manufacturing and warehouse facility	Owned	380,000
Berlin, Germany	Manufacturing, distribution and office facility	Owned	339,000
Greenville, South Carolina	Manufacturing and distribution facility	Owned	314,000
Chattanooga, Tennessee	Distribution facility	Leased	240,000
Tampa, Florida	R&D and manufacturing facility	Owned	176,000
Aubenas, France	Offices, manufacturing and warehouse facility	Owned	148,000
Macherio, Italy	Offices, R&D, manufacturing and warehouse facility	Owned	119,000
Beijing, China	Warehouse facility and distribution	Owned	102,000
Salix
Steinbach, Manitoba, Canada	Offices, manufacturing and warehouse facility	Owned	241,000
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
Holders
The approximate number of holders of record of our common shares as of February 13, 2020 was 1,853.

Performance Graph
The following performance graphs compare the cumulative total return on a $100 investment on December 31, 2016 and December 31, 2014, assuming reinvestment of all dividends, in: (i) our common shares, (ii) the S&P 500 Index, (iii) the S&P/TSX Composite Index and (iv) a composite peer group of 13 major U.S. based pharmaceutical companies for the three and five years ended December 31, 2019. The composite peer group of 13 major U.S. based pharmaceutical companies consists of Alexion Pharmaceuticals Inc, Allergan Plc, Amgen Inc, Biogen Inc, Bristol-Myers Squibb Co, Eli Lilly And Co, Endo International Plc, Jazz Pharmaceuticals Plc, Mallinckrodt Plc, Mylan Nv, Perrigo Company Plc, United Therapeutics Corp and Zoetis Inc.
Five Year Performance - Cumulative total return on a $100 investment on December 31, 2014

	As of December 31,
	2014	2015	2016	2017	2018	2019
Bausch Health Companies Inc.	$100	$71	$10	$15	$13	$21
S&P 500	$100	$101	$114	$138	$132	$174
S&P/TSX Composite	$100	$92	$111	$121	$110	$136
Peer Group	$100	$108	$88	$96	$99	$121

Prior to 2016, the Company completed a series of mergers and acquisitions, which, at the time, were in-line with the Company's strategy for growth. However, in response to changing business dynamics within our Company, we recognized the need to change our focus in order to build a world-class health organization. To do so, in 2016, we retained a new executive team, which, in 2017, implemented a multi-year plan to stabilize, turnaround and transform our Company. The performance graph below of cumulative total return as of December 31, 2016 is provided to coincide with the implementation of the Company's turnaround strategies in 2017 to focus on our core businesses, eye-health, GI and dermatology, and emphasize organic long-term growth.
Three Year Performance - Cumulative total return on a $100 investment on December 31, 2016

	As of December 31,
	2016	2017	2018	2019
Bausch Health Companies Inc.	$100	$143	$127	$206
S&P 500	$100	$122	$116	$153
S&P/TSX Composite	$100	$109	$99	$122
Peer Group	$100	$110	$113	$138

Dividends
No dividends were declared or paid in 2019, 2018 or 2017. While our Board of Directors will review our dividend policy periodically, we currently do not intend to pay any cash dividends in the foreseeable future. In addition, our Restated Credit Agreement and indentures include restrictions on the payment of dividends.  See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details regarding these restrictions.
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
Exchange Controls
Canada has no system of exchange controls. There are no Canadian exchange restrictions on the repatriation of capital or earnings of a Canadian public company to non-resident investors. There are no Canadian exchange restrictions affecting the remittance of dividends, profits, interest, royalties and other payments to non-resident holders of our securities.
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
The U.S. Treaty includes limitation on benefits rules that restrict the ability of certain persons who are resident in the U.S. to claim any or all benefits under the U.S. Treaty. Furthermore, limited liability companies (“LLCs”) that are not taxed as corporations pursuant to the provisions of the U.S. Internal Revenue Code of 1986, as amended do not generally qualify as resident in the U.S. for purposes of the U.S. Treaty. Under the U.S. Treaty, a resident of the U.S. who is a member of such an LLC and is otherwise eligible for benefits under the U.S. Treaty may generally be entitled to claim benefits under the U.S. Treaty in respect of income, profits or gains derived through the LLC. Residents of the U.S. should consult their own tax advisors with respect to their eligibility for benefits under the U.S. Treaty, having regard to these rules.

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
As long as the common shares are then listed on a “designated stock exchange”, which currently includes the NYSE and TSX, the common shares generally will not constitute taxable Canadian property of a U.S. Holder, unless: (a) at any time during the 60-month period preceding the disposition, the U.S. Holder, persons not dealing at arm’s length with such U.S. Holder or the U.S. Holder together with all such persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company and (b) more than 50% of the fair market value of the common shares was derived, directly or indirectly, from any combination of: (i) real or immoveable property situated in Canada, (ii) “Canadian resource property” (as such term is defined in the Canadian Tax Act), (iii) “timber resource property” (as such term is defined in the Canadian Tax Act) or (iv) options in respect of, or interests in, or for civil law rights in, any such properties whether or not the property exists or the common shares are otherwise deemed to be taxable Canadian property.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information required under this Item will be included in our definitive proxy statement for the 2020 Annual Meeting of Shareholders expected to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K (the “2020 Proxy Statement”), and such required information is incorporated herein by reference.
Purchases of Equity Securities by the Company and Affiliated Purchases
There were no purchases of equity securities by the Company during the fourth quarter of the year ended December 31, 2019.

Item 6.    Selected Financial Data
The following tables of selected consolidated financial data of our Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The data is qualified by reference to, and should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto prepared in accordance with U.S. GAAP. See Item 15 “Exhibits and Financial Statement Schedules” and the discussion in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to this Form 10-K.

	Years Ended December 31,
(in millions, except per share data)	2019	2018	2017	2016	2015
Consolidated operating data:
Revenues	$8,601	$8,380	$8,724	$9,674	$10,447
Operating (loss) income	$(203)	$(2,384)	$102	$(566)	$1,527
Net (loss) income attributable to Bausch Health Companies Inc.	$(1,788)	$(4,148)	$2,404	$(2,409)	$(292)
(Loss) earnings per share attributable to Bausch Health Companies Inc.
Basic	$(5.08)	$(11.81)	$6.86	$(6.94)	$(0.85)
Diluted	$(5.08)	$(11.81)	$6.83	$(6.94)	$(0.85)
Cash dividends declared per share	$—	$—	$—	$—	$—

	At December 31,
(in millions)	2019	2018	2017	2016	2015
Consolidated balance sheet information:
Cash and cash equivalents	$3,243	$721	$720	$542	$597
Working capital	$721	$375	$478	$1,468	$194
Total assets	$33,863	$32,492	$37,497	$43,529	$48,965
Long-term debt, including current portion	$25,895	$24,305	$25,444	$29,846	$31,088
Common shares	$10,172	$10,121	$10,090	$10,038	$9,897
Bausch Health Companies Inc. shareholders’ equity	$1,063	$2,733	$5,849	$3,152	$5,910

Number of common shares issued and outstanding	352.6	349.9	348.7	347.8	342.9
The following are the significant items affecting the comparability of the selected financial information for the periods presented:
Acquisitions - We completed a series of mergers and acquisitions, the most significant, of which, were the acquisition of Amoun Pharmaceutical Company S.A.E. (October 19, 2015), the acquisition of Salix Pharmaceuticals, Ltd. (the "Salix Acquisition") (April 1, 2015) and the acquisition of certain assets of Synergy Pharmaceuticals Inc. (“Synergy”) (March 6, 2019).  The assets, liabilities and results of operations of these and other acquisitions are included in the reported amounts effective upon the respective acquisition dates.
Divestitures - We have divested businesses that were not considered core to our ongoing operations or the needs of our primary-customer base. The most significant of these divestitures included the divestitures of the Obagi Medical Products, Inc. business (November 9, 2017), the iNova Pharmaceuticals business (September 29, 2017), the Company's equity interest in Dendreon Pharmaceuticals LLC (June 28, 2017), the Company's equity interests in Sprout Pharmaceuticals, Inc. ("Sprout") (December 20, 2017) and the Company's interests in the CeraVe®, AcneFree™ and AMBI® skincare brands (March 3, 2017).  The assets, liabilities and results of operations of these and other divestitures and discontinuances are included in the reported amounts through the date of the respective divestiture and discontinuance dates. See Note 4, "DIVESTITURES" to our audited Consolidated Financial Statements for additional information. The proceeds of these divestitures, to the extent applicable, were used to repay long-term debt.
Restructuring and Integration Costs - We incurred cost-rationalization and integration initiatives in order to capture operating synergies, which generated cost savings across the Company. In 2019, 2018, 2017, 2016 and 2015, Operating (loss) income included Restructuring and integration costs of $31 million, $22 million, $52 million, $132 million and $362 million, respectively. See Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our audited Consolidated Financial Statements for additional information.
Goodwill Impairments - In 2019, 2018, 2017, 2016 and 2015, Operating (loss) income included Goodwill impairments of $0, $2,322 million, $312 million, $1,077 million and $0, respectively. These impairments to goodwill were primarily the result of: (i) the adoption of new accounting guidance in 2018, (ii) revisions to forecasts to certain reporting units, as a result of changing business dynamics and market conditions and (iii) realignments to our reporting units. See Note 9, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements for additional information.
Asset Impairments - In 2019, 2018, 2017, 2016 and 2015, Operating (loss) income included Asset impairments of $75 million, $568 million, $714 million, $422 million and $304 million, respectively. These asset impairments were primarily attributable to: (i) assets being classified as held for sale and (ii) revisions in sales forecasts associated with discontinuances, generic competition and other market forces.
Litigation and other matters - In 2019, Operating (loss) income included litigation charges of $1,401 million primarily related to the settlement of a legacy U.S. securities class action matter (which is subject to final court approval), to which the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing.
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
Debt Issuance, Refinancing, Interest Expense, and Loss on Extinguishment of Debt - We completed a series of transactions which allowed us to obtain the necessary financing to fund the acquisitions previously discussed and refinance certain of our debt arrangements under our Senior Secured Credit Facilities and our Senior Unsecured Notes to extend the maturities of our debt. See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for additional information. These transactions impacted the selected financial information for the periods presented as follows:

•
Financing of Litigation Settlement - At December 31, 2019, Cash and cash equivalents and Long-term debt includes $2,472 million in net proceeds from the December 2019 Financing and Refinancing Transactions (defined below).

•
Interest Expense in 2019, 2018, 2017, 2016 and 2015 was $1,612 million, $1,685 million, $1,840 million, $1,836 million and $1,563 million, respectively.  The increase in interest expense during the years 2015 through 2017 is reflective of the additional debt obtained to finance the acquisitions previously discussed and, to a lesser extent, increases in the stated rates of interest for our debt obligations. The decrease in interest expense in the years 2018 and 2019 as compared to 2017 reflects: (i) lower principal amounts of outstanding debt throughout 2018 and for most of 2019, as during 2016 through 2019 the Company repaid (net of additional borrowings and excluding the impact from the December 2019 Financing and Refinancing Transactions (defined below)) over $7,700 million of debt and (ii) lower amortization and write-offs of debt discounts and deferred financing costs.

•
Loss on extinguishment of debt in 2019, 2018, 2017, 2016 and 2015 was $42 million, $119 million, $122 million, $0 and $20 million, respectively, and was incurred in connection with the repayments and refinancing of our debt obligations.

•	Weighted average stated rate of interest as of December 31, 2019, 2018, 2017, 2016 and 2015 was 6.21%, 6.23%, 6.07%, 5.75% and 5.10%, respectively.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through February 19, 2020 and should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Additional company information, including this Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
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
We generated revenues for 2019, 2018 and 2017, of $8,601 million, $8,380 million and $8,724 million, respectively. Our portfolio of products falls into four operating and reportable segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products.

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

For additional discussion of our reportable segments, see the discussion in Item 1 "Business - Segment Information" and Note 23, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for further details on these reportable segments.
Focus on Core Businesses
Our strategy is to focus our business on core therapeutic classes that offer attractive growth opportunities. Within our chosen therapeutic classes, we prioritize durable products which we believe have the potential for strong operating margins and evidence of growth opportunities. We believe this strategy has reduced complexity in our operations and maximizes the value of our: (i) eye-health, (ii) GI and (iii) dermatology businesses which, collectively, now represent a substantial portion of our revenues. We have found and continue to believe there is significant opportunity in these businesses and we believe our existing portfolio, commercial footprint and pipeline of product development projects position us to successfully compete in these markets and provide us with the greatest opportunity to build value for our shareholders. We identify these businesses as “core”, meaning that we believe we are best positioned to grow and develop them. In order to continue to focus on our core businesses we have: (i) directed capital allocation to drive growth within our core businesses, (ii) made measurable progress in effectively managing our capital structure, (iii) increased our efforts to improve patient access and (iv) continued to invest in sustainable growth drivers to position us for long-term growth.

Direct Capital Allocation to Drive Growth Within Our Core Businesses
Our capital allocation is driven by our long-term growth strategies. We have been aggressively allocating resources to promote our core businesses globally through: (i) strategic acquisitions, (ii) research and development (“R&D”) investment and (iii) strategic investments in our infrastructure. The outcome of this process allows us to better drive value in our product portfolio and generate operational efficiencies.
Strategic Acquisitions - We remain very selective when considering any acquisition and pursue only those opportunities that we believe align well with our current organization. In being selective, we seek to enter into only those acquisitions that provide us with significant synergies with our existing business, thereby minimizing risks to our core businesses and providing long-term growth opportunities. Recently, we have entered into transactions that although not immediately impactful to our operating results, are expected to be accretive to our bottom line in future years and contribute to our long-term growth strategies.
In March 2019, we completed the acquisition of certain assets of Synergy Pharmaceuticals Inc. (“Synergy”) whereby we acquired the worldwide rights to the Trulance® (plecanatide) product, a once-daily tablet for adults with chronic idiopathic constipation, or CIC and irritable bowel syndrome with constipation, or IBS-C. We believe that the Trulance® product complements our existing Salix products and allows us to effectively leverage our existing GI sales force.
On February 18, 2019, we acquired the U.S. rights to EM-100 from Eton Pharmaceuticals, Inc. EM-100, is an investigational eye drop that, if approved by the FDA, will be the first OTC preservative-free formulation eye drop for the treatment of ocular itching associated with allergic conjunctivitis. A Phase 3 trial has been completed and submitted to the FDA for review and we anticipate their response in the second half of 2020. If approved, EM-100 is expected to complement our broad range of Bausch + Lomb integrated eye-health products.
In October 2018, we completed the planned acquisition of Medpharma Pharmaceutical and Chemical Industries LLC ("Medpharma"). The completion of this acquisition provides us with full control over the business activities of Medpharma and allows us to wholly benefit from the allocation of additional Company resources and the growth, if any, in the Arab Emirates and the surrounding region.
We are considering further acquisition opportunities within our core therapeutic areas, some of which could be sizable.
R&D Investment - We continuously search for new product opportunities through internal development and strategic licensing agreements, that if successful, will allow us to leverage our commercial footprint, particularly our sales force, and supplement our existing product portfolio and address specific unmet needs in the market.
Internal R&D Projects - Our R&D organization focuses on the development of products through clinical trials. As of December 31, 2019, approximately 1,400 dedicated R&D and quality assurance employees in 23 R&D facilities were involved in our R&D efforts internally.
Our R&D expenses for 2019, 2018 and 2017, were $471 million, $413 million and $361 million, respectively, and was approximately 5% as a percentage of revenue for 2019 and 2018 and approximately 4% for 2017. As part of our turnaround, we removed projects related to divested businesses and rebalanced our portfolio to better align with our long-term plans and focus on core businesses. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our strategy. We have over 225 projects in our global pipeline and anticipate submitting approximately 100 of those projects for regulatory approval in 2020 and 2021.
Core assets that have received a significant portion of our R&D investment in current and prior periods are listed below.

•
Dermatology - In June 2019, we launched Duobrii®, the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of moderate-to-severe plaque psoriasis in adults.  Halobetasol propionate and tazarotene are each approved to treat plaque psoriasis when used separately, but the duration of halobetasol propionate is limited by Food and Drug Administration ("FDA") labeling constraints and the use of tazarotene can be limited due to tolerability concerns.  However, the combination of these ingredients in Duobrii®, with a dual mechanism of action, allows for expanded duration of use, with reduced adverse events.

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

•
Bausch + Lomb - SiHy Daily AQUALOX™ is a silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. Product validation was completed in June 2018 and SiHy Daily AQUALOX™ was launched in Japan in September 2018. We expect to launch our SiHy Daily disposable contact lens in the U.S. in the second half of 2020.

•
Dermatology - Internal Development Project ("IDP") 126 is an acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. Phase 3 studies were initiated in December 2019.

•
Bausch + Lomb - Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) is an OTC eye drop developed as an ocular redness reliever. We have several line extensions currently under development and further clinical studies are planned to start in 2020.

•
Gastrointestinal - We have initiated a Phase 2 study for the treatment of overt hepatic encephalopathy with a new formulation of rifaximin, which we acquired as part of the Salix Acquisition. We expect to complete an interim analysis in the first quarter of 2020.

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

•	Dermatology - IDP-120 is an acne product with a fixed combination of mutually incompatible ingredients: benzoyl peroxide and tretinoin. Phase 3 clinical studies are ongoing.

•
Dermatology - Arazlo™ (tazarotene) Lotion, 0.045% (formerly IDP-123) is an acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while maintaining efficacy. The FDA approved the New Drug Application ("NDA") for Arazlo™ on December 18, 2019, which we expect to launch in the first half of 2020.

•
Gastrointestinal - Our partner Alfasigma S.p.A. ("Alfasigma") is initiating a Phase 2/3 study for the treatment of postoperative Crohns disease using a novel rifaximin extended release formulation. The study is expected to start in the first half of 2020.

•
Gastrointestinal - We are developing a probiotic supplement to address gastrointestinal disturbances. Patient enrollment for clinical trial has been completed and we expect to launch this product in 2020.

•	Dermatology - IDP-124 is a topical lotion product designed to treat moderate to severe atopic dermatitis, with pimecrolimus, currently in Phase 3 testing.

•
Bausch + Lomb - Biotrue® ONEday for Astigmatism is a daily disposable contact lens for astigmatic patients. The Biotrue® ONEday contact lens incorporates Surface Active Technology™ to provide a dehydration barrier.  The Biotrue® ONEday for Astigmatism also includes evolved peri-ballast geometry to deliver stability and comfort for the astigmatic patient. We launched this product in December 2016 and launched an extended power range and further extended power ranges in 2017, 2018 and November 2019.

•
Bausch + Lomb - We are developing a new Ophthalmic Viscosurgical Device product, with a formulation to protect corneal endothelium during phacoemulsification process during a cataract surgery and to help chamber maintenance and lubrication during interocular lens delivery. We anticipate filing a Premarket Approval application for the dispersive Ophthalmic Viscosurgical Device with the FDA in the first quarter of 2020.

•
Bausch + Lomb - In April 2019, we launched Lotemax® SM (loteprednol etabonate ophthalmic gel) 0.38%, a new formulation for the treatment of post-operative inflammation and pain following ocular surgery. Lotemax® SM is the lowest concentrated loteprednol ophthalmic corticosteroid indicated for the treatment of post-operative inflammation and pain following ocular surgery in the U.S.

•
Bausch + Lomb - enVista® Trifocal intraocular lens is an innovative lens design. We initiated an investigative device exemption study for this product in May 2018 and initiated a Phase 2 study in October of 2019.

•	Bausch + Lomb - Enhanced enVista® Toric intraocular lens was launched in July 2018.

•
Bausch + Lomb - We are developing a preloaded intraocular lens injector platform for enVista interocular lens. We have received approvals from the European Union and Canada and received FDA clearance for the injector. We anticipate launching this platform in the second quarter of 2020.

•	Bausch + Lomb - We are developing an extended depth of focus intraocular lens which we anticipate launching in 2020, excluding the U.S., starting with Europe.

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

•
Bausch + Lomb - In March 2019, we launched Tangible® Hydra-PEG®, a high-water polymer coating that is bonded to the surface of a contact lens and designed to address contact lens discomfort and dry eye. Tangible® Hydra-PEG® coating technology in combination with our Boston® materials and Zenlens™ family of scleral lenses will help eye care professionals provide a better lens wearing experience for their patients with challenging vision needs.

Strategic Licensing Agreements - To supplement our reliance on our internal R&D organization to build-out and refresh our product portfolio, we also search for opportunities to augment our pipeline through arrangements that allow us to gain access to unique products and investigational treatments, by strategically aligning ourselves with other innovative product solutions.
In the normal course of business, the Company will enter into select licensing and collaborative agreements for the commercialization and/or development of unique products primarily in the U.S. and Canada. These products are sometimes investigational treatments in early stage development that target unique conditions. The ultimate outcome, including whether the product will be: (i) fully developed, (ii) approved by the FDA, (iii) covered by third-party payors or (iv) profitable for distribution cannot be fairly predicted.
On February 27, 2018, we announced that we entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. to develop and commercialize a new chemical entity, IDP-131 (KP-470), for the topical treatment of psoriasis.  An early proof of concept study was initiated in the first half of 2019. If approved by the FDA, IDP-131 could represent a novel drug with an alternative mechanism of action in the topical treatment of psoriasis.
In December 2019, we announced that we had acquired an exclusive license from Novaliq GmbH for the commercialization and development in the U.S. and Canada of the investigational treatment NOV03 (perfluorohexyloctane), a first-in-class investigational drug with a novel mechanism of action to treat Dry Eye Disease ("DED") associated with Meibomian gland dysfunction ("MGD"). A Phase 3 study is underway for NOV03, and we anticipate starting an additional Phase 3 study in 2020.

If approved by the FDA, we believe the addition of this investigational treatment for DED will help build upon our strong portfolio of integrated eye-health products.
In October 2019, we acquired an exclusive license from Clearside Biomedical, Inc. ("Clearside") for the commercialization and development of Xipere™ (triamcinolone acetonide suprachoroidal injectable suspension) in the U.S. and Canada. Xipere™ is a proprietary suspension of the corticosteroid triamcinolone acetonide formulated for suprachoroidal administration via Clearside's proprietary SCS Microinjector™ that is being investigated as a targeted treatment of macular edema associated with uveitis. Clearside expects to resubmit its NDA for Xipere™ to the FDA in mid-year 2020.
In April 2019, we entered into two licensing agreements which present us with unique developmental opportunities to address unmet needs of individuals suffering with certain GI and liver diseases. The first of these two licensing agreements is with the University of California for certain intellectual property relating to an investigational compound targeting the pituitary adenylate cyclase receptor 1 in non-alcoholic fatty liver disease (“NAFLD”), nonalcoholic steatohepatitis (“NASH”) and other GI and liver diseases. The second is an exclusive licensing agreement with Mitsubishi Tanabe Pharma Corporation to develop and commercialize MT-1303 (amiselimod), a late-stage oral compound that targets the sphingosine 1-phosphate receptor that plays a role in autoimmune diseases, such as inflammatory bowel disease and ulcerative colitis. We plan to initiate a Phase 2 study for the development of MT-1303 in ulcerative colitis in 2020.
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
To address the expected global demand for our Bausch + Lomb ULTRA® contact lens, in December 2017, we completed a multi-year, $200 million strategic upgrade to our Rochester facility. The upgrade increased production capacity in support of our Bausch + Lomb Ultra® and SiHy Daily AQUALOX™ product lines and better supports the production of other well-established contact lenses such as our PureVision®, PureVision®2 (SVS, Toric, and Multifocal), SofLens® 38 and SilSoft®.
To address the expected global demand for our SiHy Daily disposable contact lenses, in November 2018, we initiated $300 million of additional expansion projects to add multiple production lines to our Rochester and Waterford facilities. SiHy Daily disposable contact lenses are expected to be launched in the U.S. in the second half of 2020.
We believe the investments in our Waterford and Rochester facilities and related expansion of labor forces further demonstrates the growth potential we see in our Bausch + Lomb products and our eye-health business.
Effectively Managing Our Capital Structure
We continue to effectively manage our capital structure by: (i) reducing our debt through repayments, (ii) extending the maturities of debt through refinancing and (iii) improving our credit ratings.
Financing of Litigation Settlement - In December 2019, we announced that we had agreed to resolve the putative securities class action litigation in the U.S. (the "U.S. Securities Litigation") for $1,210 million, subject to final court approval. Once approved by the court, the settlement will resolve and discharge all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. This settlement, once approved by the court, will resolve the most significant of the Company's remaining legacy legal matters and eliminate a material uncertainty regarding our Company.
To finance the settlement of the U.S. Securities Litigation, on December 30, 2019 we accessed the credit markets and issued: (i) $1,250 million aggregate principal amount of 5.00% Senior Unsecured Notes due January 2028 (the "5.00% January 2028 Unsecured Notes") and (ii) $1,250 million aggregate principal amount of 5.25% Senior Unsecured Notes due January 2030 (the "January 2030 Unsecured Notes") in a private placement. The proceeds and cash on hand were used to: (i) redeem $1,240 million of 5.875% Senior Unsecured Notes due 2023 (the "May 2023 Unsecured Notes") on January 16, 2020, (ii) finance amounts owed under the Company's recently announced $1,210 million settlement agreement relating to the U.S. Securities Litigation (which is subject to final court approval), of which we paid $200 million during January 2020 and (iii) pay all fees and expenses associated with these transactions (collectively, the "December 2019 Financing and Refinancing Transactions"). On December 18, 2019, the Company issued a conditional notice of redemption for $1,240 million of May 2023 Unsecured Notes on January 16, 2020. On December 30, 2019, the Company received the proceeds associated with the December 2019 Financing and Refinancing Transactions, satisfying the condition included in the conditional notice of redemption. Through this financing, we have in effect extended the payment terms of the pending settlement of $1,210 million out to 2028 and 2030, without negatively impacting our working capital available for operations.
Debt Repayments - Excluding the impact of the $1,210 million financing of the U.S. Securities Litigation settlement discussed above, we have been able to repay (net of additional borrowings) over $7,700 million of long-term debt during the period January 1, 2016 through the date of this filing using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management. This includes $906 million of repayments with cash on hand during 2019.
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
2019 Refinancing Transactions - In March, May and December 2019, we accessed the credit markets and completed a series of transactions, whereby, through the date of this filing, we extended $4,240 million in aggregate maturities of certain debt obligations due to mature in December 2021 through May 2023, out to January 2027 through January 2030.
See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for the details of our debt portfolio as of December 31, 2019 and 2018.
The debt repayments and refinancings outlined above have allowed us to: (i) improve our credit ratings as discussed under “Management's Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt”, (ii) to finance amounts owed under the Company's recently announced $1,210 million settlement agreement relating to the U.S. Securities Litigation without negatively impacting our working capital available for operations and (iii) as of the date of this filing, reduce our mandatory scheduled principal repayments of our debt obligations in 2020 and 2021 to $0 and $103 million, respectively.
Our prepayment and refinancings of debt over the last four years translate into lower repayments of principal over the next four years, which, in turn, we believe will permit more cash flows to be directed toward developing our core assets, identifying new product opportunities and repaying additional debt amounts. The mandatory scheduled principal repayments of our debt obligations as of December 31, 2019 and February 19, 2020, the date of this filing, were as follows:

(in millions)	2020 - 2021	2022 - 2023	2024 - 2025	2026 - 2027	2028 - 2029	2030	Total
As of December 31, 2019	$1,343	$4,148	$12,935	$3,750	$2,762	$1,250	$26,188
As of February 19, 2020	103	4,148	12,935	3,750	2,762	1,250	24,948
In addition, as a result of the changes in our debt portfolio, approximately 80% of our debt is fixed rate debt as of December 31, 2019, as compared to approximately 60% as of January 1, 2016. The weighted average stated interest rate of the Company's outstanding debt as of December 31, 2019 and 2018 was 6.21% and 6.23%, respectively.
We continue to monitor our capital structure and to evaluate other opportunities to simplify our business and improve our capital structure, giving us the ability to better focus on our core businesses. While we anticipate focusing any future divestiture activities on non-core assets, consistent with our duties to our shareholders and other stakeholders, we will consider dispositions in core areas that we believe represent attractive opportunities for the Company. Also, the Company regularly evaluates market conditions, its liquidity profile and various financing alternatives for opportunities to enhance its capital structure. If the Company determines that conditions are favorable, the Company may refinance or repurchase existing debt or issue additional debt, equity or equity-linked securities.
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

Improve Patient Access
Improving patient access to our products, as well as making them more affordable, is at the forefront of our business strategies.
Patient Access and Pricing Committee - In 2016, we formed the Patient Access and Pricing Committee which is responsible for setting, changing and monitoring the pricing of our products and evaluating contract arrangements that determine the placement of our products on drug formularies. The Patient Access and Pricing Committee considers new to market product pricing, price changes and their impact across channels on patient accessibility and affordability. The Patient Access and Pricing Committee has been committed to limiting the average annual price increase for our branded prescription pharmaceutical products to no greater than single digits and reaffirmed this commitment for 2020. These pricing changes and programs could affect the average realized pricing for our products and may have a significant impact on our company revenue and profit.
Dermatology.com Cash-pay Prescription Program - In February 2019, we launched Dermatology.com, a cash-pay product acquisition program offering certain branded Ortho Dermatologics products directly to patients. This program is designed to address the affordability and availability of certain branded dermatology products, when insurers and pharmacy benefit managers are no longer offering those branded prescription pharmaceutical products under their designated pharmacy benefit offerings. Through Dermatology.com, any patient with a valid prescription is able to purchase medicines at prices ranging from $50 to $115 per prescription. By doing so, the program provides branded products that offer proven treatment options for certain disease states that typically encounter insurance coverage challenges and high patient out of pocket costs. This program includes products for acne, actinic keratosis, superficial basal cell carcinoma, barrier repair (e.g. eczema treatments), wounds and corticosteroid-responsive diseases such as rashes, psoriasis and atopic dermatitis. All products included in the Dermatology.com program are eligible for Flexible Spending Accounts or Health Saving Accounts and continue to be supported by the Company's Patient Assistance Program, which offers free medication for patients who meet income and other eligibility criteria. We currently have 15 Ortho Dermatologics branded prescription pharmaceutical products in the Dermatology.com program and anticipate adding additional products in the future, including some investigational therapies that will be added to the program as soon as, and if, they are approved by the FDA.
Walgreens Fulfillment Arrangements - In the beginning of 2016, we launched a brand fulfillment arrangement with Walgreen Co. ("Walgreens"). Under the terms of the brand fulfillment arrangement, as amended in July 2019, we made certain dermatology and ophthalmology products available to eligible patients through patient access and co-pay assistance programs at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. Our products available under this fulfillment agreement include certain Ortho Dermatologics products, including our Jublia®, Luzu®, Retin-A Micro® Gel, and Onexton® and select branded prescription pharmaceutical products included in our Dermatology.com cash-pay prescription program and certain ophthalmology products, including our Vyzulta®, Besivance®, Lotemax®, Alrex®, Prolensa®, Bepreve® and Zylet® products.
Invest in Sustainable Growth Drivers to Position us for Long-Term Growth
We are constantly challenged by the changing dynamics of our industry to innovate and bring new products to market. We have divested certain businesses where we saw limited growth opportunities, so that we can be more aggressive in redirecting our R&D spend and other corporate investments to innovate within our core businesses where we believe we can be most profitable and where we aim to be an industry leader.
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
Invest in our Eye-Health Business - As part of our Global Bausch + Lomb business strategy, we continually look for key trends in the eye-health market to meet changing consumer/patient needs and identify areas for investment to extend our market share through new launches and effective pricing.
For instance, there is an increasing rate of myopia, and importantly, myopia as a potential risk factor for glaucoma, macular degeneration and retinal detachment. We continue to see increased demand for new eye-health products that address conditions brought on by factors such as increased screen time, lack of outdoor activities and academic pressures, as well as conditions brought on by an aging population (for example, as more and more baby-boomers in the U.S. are reaching the age of 65). To extend our market share in eye-health, we continually identify new products tailored to address these key trends which we develop internally with our own R&D team to generate organic growth. Recent product launches include Biotrue® ONEday daily disposable contact lenses, the next generation of Bausch + Lomb ULTRA® contact lenses, SiHy Daily contact lenses, Lumify® (an eye redness treatment), Vyzulta® (a pressure lowering eye drop for patients with angle glaucoma or ocular hypertension) and Ocuvite® Eye Performance (vitamins to protect the eye from stressors such as sunlight and blue light emitted from digital devices).

We also license selective molecules or technology in leveraging our own R&D expertise through development, as well as seek out external product development opportunities. As previously discussed, we acquired exclusive licenses for the commercialization and development in the U.S. and Canada for Xipere™ which, if approved by the FDA, will be the first treatment for patients suffering from macular edema associated with uveitis, and for NOV03, an investigational drug with a novel mechanism of action to treat DED associated with MGD. We also acquired the U.S. rights to EM-100 an investigational eye drop that, if approved by the FDA, will be the first OTC preservative-free formulation eye drop for the treatment of ocular itching associated with allergic conjunctivitis. We believe investments in these investigational treatments, if approved by the FDA, will complement, and help build upon, our strong portfolio of integrated eye-health products.
As previously discussed, we have also made strategic investments in our infrastructure, the most significant of which are at our Waterford facility in Ireland to meet the forecasted demand for our Biotrue® ONEday lenses and our Rochester facility in New York to address the expected global demand for our Bausch + Lomb ULTRA® contact lens. During late 2018, we began investing in additional expansion projects at these facilities in order to address the expected global demand for our SiHy Daily disposable contact lenses expected to be launched in the U.S. in the second half of 2020.
We believe our recent product launches, licensing arrangements and the investments in our Waterford and Rochester facilities demonstrate the growth potential we see in our Bausch + Lomb products and our eye-health business and that these investments will position us to further extend our market share in the eye-health market.
Leveraging our Salix Infrastructure - As we strongly believe in our GI product portfolio, we have taken initiatives to further capitalize on the value of the infrastructure we built around these products to extend our market share by increasing our marketing presence and identifying additional opportunities outside our existing GI portfolio.
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
This initiative provided us with positive results, as we experienced consistent growth in demand for our GI products throughout 2017 and 2018, which was evident by our growth in Salix revenues of 12% in 2018 when compared to 2017. These results encouraged us to seek out ways to bring out further value through leveraging our existing sales force and in the later portion of 2018 and in 2019 we have identified and executed on certain opportunities which we describe below.
Strategic Acquisition - As previously discussed, in March 2019, we completed the acquisition of certain assets of Synergy, whereby we acquired the worldwide rights to the Trulance® product, a once-daily tablet for adults with chronic idiopathic constipation, or CIC and irritable bowel syndrome with constipation, or IBS-C. We believe that the Trulance® product complements our existing Salix products and allows us to effectively leverage our existing GI sales force. As we focus on reestablishing momentum in the Trulance® product, we have reviewed certain strategies for the Salix business and as a result, we mutually agreed with US WorldMeds, LLC and Dova Pharmaceuticals to terminate our arrangements to co-promote Lucemyra® and Doptelet® effective September 30, 2019 and December 31, 2019, respectively.
Licensing Arrangements - As previously discussed, in April 2019, we entered into two licensing agreements. The first is for certain intellectual property relating to an investigational compound targeting the pituitary adenylate cyclase receptor 1 in NAFLD, NASH and other GI and liver diseases. The second is to develop and commercialize MT-1303 (amiselimod), a late-stage oral compound that targets the sphingosine 1-phosphate receptor that plays a role in autoimmune diseases, such as inflammatory bowel disease and ulcerative colitis. These licenses present unique developmental opportunities to address unmet needs of individuals suffering with certain GI and liver diseases and if developed and approved by the FDA, will allow us to further utilize our existing sales force and infrastructure to extend our market share in the future and create value.
Investment in Next Generation Formulations - We continue to see growth in our Xifaxan® product. Revenues from our Xifaxan® product increased approximately 22%, 22% and 11% in 2019, 2018 and 2017, respectively. In order to extend growth in Xifaxan®, we continue to directly invest in next generation formulations of Xifaxan® and rifaximin, the principal semi-synthetic antibiotic used in our Xifaxan® product. In addition to one R&D program in progress, we have three other R&D programs planned to start in 2020 for next generation formulations of Xifaxan® (rifaximin) which address new indications.
We believe that the acquisition and licensing opportunities discussed above, will be accretive to our business by providing us access to products and investigational compounds that are a natural pairing to our Xifaxan® business, allowing us to effectively leverage our existing infrastructure and sales force. We believe these opportunities, coupled with our investment in next generation formulations, will allow our GI franchise to continue to further extend market share.

Position the Ortho Dermatologics Business for Growth - In support of our Ortho Dermatologics business and the opportunities we see for growth in this business, we continue to allocate resources and make additional investments in this business to recruit and retain talent and focus on our core dermatology portfolio of products.
To position the Ortho Dermatologics business for growth, we have taken and are taking a number of actions which we believe will help our efforts to stabilize our dermatology business. These actions include: (i) rebranding our dermatology business, (ii) recruiting a new experienced leadership team, (iii) making significant investment in our core dermatology portfolio, (iv) increasing and reorganizing our dermatology sales force around roughly 195 territories, as we work to rebuild relationships with prescribers of our products and (v) improving patient access to our Ortho Dermatologics products through Dermatology.com, our cash-pay prescription program previously discussed. With these actions substantially complete, we believe our Ortho Dermatologics business is positioned for growth in 2020.
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
Investment in Our Core Dermatology Portfolio - We have made significant investments to build out our aesthetics, psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities to extend our market share.
Aesthetics - In 2017, we launched our Next Generation Thermage FLX® product in the U.S., a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. During 2018 and 2019, Next Generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta medical aesthetic devices portfolio. These launches have been successful as Next Generation Thermage FLX® revenues for 2019 were in excess of $75 million. We expect additional launches of Next Generation Thermage FLX® in Asia and Europe in the near term, paced by country-specific regulatory registrations.
Psoriasis - As the number of reported cases of psoriasis in the U.S. has increased, we believe there is a need to make further investments in this market in order to maximize our opportunity and supplement our current psoriasis product portfolio. We have filed NDAs for several new topical psoriasis products, launched Duobrii® in June 2019 and launched Bryhali® in November 2018. We expect that Duobrii® and Bryhali® will align well with our existing topical portfolio of psoriasis treatments and, supplemented by our injectable biologic products, such as Siliq®, will provide a diverse choice of psoriasis treatments to doctors and patients. In July 2017, we launched Siliq®, an IL-17 receptor blocker monoclonal antibody biologic for treatment of moderate-to-severe plaque psoriasis, which we estimate to be an over $5,000 million market in the U.S. (Siliq® has a Black Box Warning for the risks in patients with a history of suicidal thoughts or behavior and was approved with a Risk Evaluation and Mitigation Strategy involving a one-time enrollment for physicians and one-time informed consent for patients). As previously discussed, we entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. to develop and commercialize products containing a new chemical entity, IDP-131 (KP-470), for the topical treatment of psoriasis. An early proof of concept study was initiated in the first half of 2019. If approved by the FDA, IDP-131 could represent a novel drug with an alternative mechanism of action in the topical treatment of psoriasis.
Acne - In support of our established acne product portfolio, we have developed several products, which include Retin-A Micro® 0.06% (launched in January 2018) and Altreno® (launched in the U.S. October 2018), the first lotion (rather than a gel or cream) product containing tretinoin for the treatment of acne. We also anticipate launching ArazloTM (tazarotene) Lotion in the first half of 2020 and we have three other unique acne projects in earlier stages of development that, if approved by the FDA, we believe will further innovate and advance the treatment of acne.
Bolstered by new product launches in our aesthetics, psoriasis and acne product lines and the potential of other products under development, our experienced dermatology sales leadership team, our sales force and our Dermatology.com cash-pay prescription program, we believe we have set the groundwork to position the Ortho Dermatologics business for growth.
In early 2018, we identified seven of our products, which we called the “Significant Seven”, that, at the time, we believed would be among the key drivers of our future growth and which we anticipated would have significant revenues in the future. In 2019, the reported revenue of the Significant Seven products was approximately $268 million, an increase of 68% as compared to 2018.  Additionally, at the end of 2017, we stated that we believed that our Dermatology business, Ortho Dermatologics, had the potential to double its revenue within five years based on new product introductions including Siliq®, Duobrii®, Bryhali®, Altreno®, and Arazlo™. We expect our future company-wide revenue growth will be driven by a broader group of products that have existed or since emerged from within our product portfolio (e.g., Xifaxan®, Thermage®, Biotrue® ONEday, Aplenzin®, Bausch + Lomb Ultra®, Jublia®, enVista®), from our internal development pipeline and/or from business development efforts (e.g. Trulance®).  As our portfolio evolves over time our promotional priorities shift based on where we see the greatest potential to drive profitable growth and to improve returns on invested capital.  Our company-wide prospects today are different, more wide-ranging, and we believe that they continue to be as attractive as they were at the time we communicated our views for the “Significant Seven” and the near-term prospects for Ortho Dermatologics. While we continue to believe that the “Significant Seven” and Ortho Dermatologics will be important contributors to future growth, we are withdrawing our existing outlook with respect to the anticipated revenue for the Significant Seven group of products and the doubling in revenue of the Ortho Dermatologics business and, going forward, we do not expect to provide any specific qualitative or quantitative outlooks as to the revenue related to these groups. We plan to continue to provide the revenues for our top products, for both the total Company as well as for our reportable segments, in the earnings material prepared by the Company.
Business Trends
In addition to the actions previously outlined, the following events have affected and may affect our business trends:
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
In addition, in 2013 federal subsidies began to be phased in for brand-name prescription drugs filled in the Medicare Part D cover gap. The ACA also included provisions designed to increase the number of Americans covered by health insurance. In 2014, the ACA's private health insurance exchanges began to operate. The ACA also allows states to expand Medicaid coverage with most of the expansion’s cost paid for by the federal government.
For 2019, 2018 and 2017, we incurred costs of $20 million, $36 million and $48 million, respectively, related to the annual fee assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). For 2019, 2018 and 2017, we also incurred costs of $137 million, $90 million and $106 million, respectively, on Medicare Part D utilization incurred by beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).
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
In 2019, the U.S. Health and Human Services Administration announced a preliminary plan to allow for the importation of certain lower-cost drugs from Canada. The preliminary plan excludes insulin, biological drugs, controlled substances and intravenous drugs. The preliminary plan relies on individual states to develop proposals for safe importation of those drugs from

Canada and submit those proposals to the federal government for approval. Although the preliminary plan has some support from the current administration, at this time, studies to evaluate the related costs and benefits, evaluate the reasonableness of the logistics, and measure the public reaction of such a plan have not been performed. While we do not believe this will have a significant impact on our future cash flows, we cannot provide assurance as to the ultimate context, timing, effect or impact of such a plan.
In 2019, the Government of Canada (Health Canada) published in the Canadian Gazette the new pricing regulation for patented drugs. These regulations will become effective on July 1, 2020. The draft application guidelines are available with the final guidelines to be published in February 2020. The new regulations will change the mechanics of establishing the pricing for products submitted for approval after August 21, 2019; they will also require full transparency of discounts agreed with provincial bodies; and finally, will change the number and composition of reference countries used to determine if a drug’s price is excessive. While we do not believe this will have a significant impact on our future cash flows, as additional facts materialize, we cannot provide assurance as to the ultimate content, timing, effect or impact of such regulations.
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
Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity in 2020 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2020 or in later years. Following a loss of exclusivity ("LOE") of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the loss of exclusivity or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic of such product (either ourselves or through a third party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material.
A number of our products already face generic competition. Prior to and during 2019, in the U.S., these products include, among others, Ammonul®, Apriso®, Benzaclin®, Bupap®, Cuprimine®, Edecrin®, Elidel®, Glumetza®, Istalol®, Isuprel®, Locoid® Lotion, Lotemax® Suspension, Mephyton®, Nitropress®, Solodyn®, Syprine®, Uceris® Tablet, Virazole®, Wellbutrin XL®, Xenazine®, Zegerid® and Zovirax® cream. In Canada, these products include, among others, Glumetza®, Wellbutrin® XL and Zovirax® ointment.
2019 LOE Branded Products - Branded products that began facing generic competition in the U.S. during 2019 include, Apriso®, Cuprimine®, Lotemax® Suspension, Solodyn® and Zovirax® cream. In aggregate, these products accounted for 3% of our total revenues in 2019. We believe the entrance into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
2020 through 2024 LOE Branded Products - Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified branded products that we believe could begin facing potential loss of exclusivity and/or generic competition in the U.S. during the years 2020 through 2024. These products and year of expected loss of exclusivity include, but are not limited to, Clindagel® (2020), Lotemax® Gel (2021), Migranal® (2021), MoviPrep® (2020), Noritate® (2020), Targretin® Gel (2022), Xerese® (2022) and certain other products that are subject to settlement agreements which could impact their exclusivity during the years 2020 through 2024. In aggregate, these products accounted for 3% of our total revenues in 2019. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entrance into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
2021 LOE OTC Product - PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate-to-advanced age-related macular degeneration. PreserVision® products accounted for 2% of our total revenues in 2019. The PreserVision® patent expires in 2021, and whereas the Company cannot predict the magnitude or timing of the impact from its patent expiry, as this is an OTC product the impact is not expected to be as significant as the loss of exclusivity of a branded product.

In addition, for a number of our products (including Uceris®, Relistor®, Plenvu®, Xifaxan® 200mg and 550mg and Jublia®, in the U.S. and Jublia® in Canada), we have commenced (or anticipate commencing) and have ongoing infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.
Bryhali® Lotion, 0/01% - In December 2019, the Company announced that it had reached an agreement to resolve the outstanding intellectual property litigation with Glenmark Pharmaceuticals, Ltd. ("Glenmark"). Under the terms of the agreement, the Company will grant Glenmark a non-exclusive license to its intellectual property relating to Bryhali® in the U.S. and, beginning in 2026 (or earlier under certain circumstances), Glenmark will have the option to market a royalty-free generic version of Bryhali® Lotion, should it receive approval from the FDA. The parties have agreed to dismiss all litigation related to Bryhali® Lotion, and all intellectual property protecting Bryhali® Lotion remains intact.
Xifaxan® 550mg Patent Litigation (Sandoz Inc.) - In October 2019, the Company announced that it and its licensor, AlfaSigma had commenced litigation against Sandoz Inc. ("Sandoz"), a Novartis division, alleging patent infringement of 14 patents by Sandoz's filing of its ANDA for Xifaxan® (rifaximin) 550 mg tablets. Xifaxan® is protected by 23 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book.
Xifaxan® 550mg Patent Litigation (Norwich Pharmaceuticals Inc.) - On February 17, 2020, the Company and Alfasigma received a Notice of Paragraph IV Certification from Norwich Pharmaceuticals Inc. (“Norwich”), in which Norwich asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Salix Pharmaceuticals, Inc.’s (“Salix Inc.”) Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which an ANDA has been filed by Norwich. Salix Inc. and its affiliates and Alfasigma (the “Plaintiffs”) have forty-five (45) days from the date of receipt of notice to file suit against Norwich pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of each of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Norwich’s ANDA for rifaximin tablets, 550 mg. The Plaintiffs intend to file suit per the regulations. The Company remains confident in the strength of the Xifaxan® patents and will continue to vigorously pursue this matter and defend its intellectual property.
Relistor® Tablets Patent Litigation - On December 6, 2016, the Company initiated litigation against Actavis Laboratories FL, Inc.’s ("Actavis"), which alleged infringement by Actavis of one or more claims of U.S. Patent No. 8,524,276 (the “276 Patent”), which protects the formulation of RELISTOR® tablets. Actavis had challenged the validity of such patent and alleged non-infringement by its generic version of such product. In July 2019, we announced that the U.S. District Court of New Jersey had upheld the validity of and determined that Actavis infringed the ‘276 Patent, expiring in March 2031.
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
Generic Competition to Uceris® - In July 2018, a generic competitor launched a product which will directly compete with our Uceris® Tablet product. As disclosed in Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements, the Company initiated various infringement proceedings against this and other generic competitors. The Company continues to believe that its Uceris® Tablet-related patents are enforceable and is proceeding in the ongoing litigation between the Company and the generic competitor; however, the ultimate outcome of the matter is not predictable. The ultimate impact of this generic competitor on our future revenues cannot be predicted; however, Uceris® Tablet revenues for 2019, 2018 and 2017 were approximately $20 million, $84 million and $134 million, respectively.
Generic Competition to Jublia® - On June 6, 2018, the U.S. Patent and Trial Appeal Board completed its inter partes review for an Orange Book-listed patent covering Jublia® and issued a written determination invalidating such patent.  Although the Company is not aware of any imminent launches of a generic competitor to Jublia®, the ultimate impact of this decision on our future revenues cannot be predicted.  Jublia® revenues for 2019, 2018 and 2017 were approximately $110 million, $89 million and $96 million, respectively.  The Company continues to believe that the Jublia® related patent is valid and enforceable and, on August 7, 2018, an appeal of this decision was filed. The ultimate outcome of this matter is not predictable. Jublia® continues to be covered by eight remaining Orange Book-listed patents owned by the Company, which expire in the years 2028 through 2034. In August and September 2018, we received notices of the filing of a number of ANDAs with paragraph IV certification, and have timely filed patent infringement suits against these ANDA filers.
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
See Item 1A “Risk Factors” of this Form 10-K for additional information on our competition risks.

SELECTED FINANCIAL INFORMATION
The following table provides selected financial information for each of the last three years:

	Years Ended December 31,			Change
(in millions, except per share data)	2019	2018	2017	2018 to 2019	2017 to 2018
Revenues	$8,601	$8,380	$8,724	$221	$(344)
Operating (loss) income	$(203)	$(2,384)	$102	$2,181	$(2,486)
Loss before benefit from income taxes	$(1,837)	$(4,154)	$(1,741)	$2,317	$(2,413)
Net (loss) income	$(1,783)	$(4,144)	$2,404	$2,361	$(6,548)
Net (loss) income attributable to Bausch Health Companies Inc.	$(1,788)	$(4,148)	$2,404	$2,360	$(6,552)
(Loss) earnings per share attributable to Bausch Health Companies Inc.
Basic	$(5.08)	$(11.81)	$6.86	$6.73	$(18.67)
Diluted	$(5.08)	$(11.81)	$6.83	$6.73	$(18.64)
Financial Performance
Summary of 2019 Compared with 2018
Revenues for 2019 and 2018 were $8,601 million and $8,380 million, respectively, an increase of $221 million, or 3%. The increase was primarily driven by: (i) higher gross selling prices, (ii) higher volumes and (iii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy. These increases in Revenues were partially offset by: (i) the unfavorable effect of foreign currencies, primarily in Europe, Asia and Latin America, (ii) the impact of divestitures and discontinuations and (iii) higher sales deductions. The changes in our segment revenues and segment profits are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
Operating loss for 2019 and 2018 was $203 million and $2,384 million, respectively, an increase in our operating results of $2,181 million which reflects, among other factors:

•
an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) of $230 million. The increase was primarily driven by: (i) higher gross selling prices, (ii) higher volumes, (iii) the incremental contribution of the sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy and (iv) better inventory management, partially offset by: (i) the unfavorable effect of foreign currencies, (ii) the impact of divestitures and discontinuations, (iii) higher sales deductions and (iv) the amortization of the inventory fair value step-up recorded in acquisition accounting related to the inventories we acquired as part of the acquisition of certain assets of Synergy;

•
an increase in Selling, general, and administrative expenses (“SG&A”) of $81 million, primarily attributable to: (i) higher selling, advertising and promotion expenses, (ii) the impact of the acquisition of certain assets of Synergy, (iii) costs in 2019 attributable to our IT infrastructure improvement projects and (iv) the charge associated with the termination of a co-promotional agreement with US WorldMeds, LLC. The increase was partially offset by: (i) the favorable effect of foreign currencies, (ii) lower costs related to professional services and (iii) the impact of divestitures and discontinuations;

•	an increase in R&D of $58 million primarily attributable to a number of projects within our Bausch + Lomb and GI businesses;

•
a decrease in Amortization of intangible assets of $747 million, primarily due to: (i) the impact of the change in the estimated useful life of the Xifaxan® related intangible assets made in September 2018 to reflect management's changes in assumptions, (ii) fully amortized intangible assets no longer being amortized in 2019 and (iii) lower amortization as a result of impairments to intangible assets in prior periods;

•
a decrease in Goodwill impairments of $2,322 million, as a result of impairments in 2018 to the goodwill of our: (i) Salix reporting unit upon adopting the new guidance for goodwill impairment accounting at January 1, 2018, (ii) Ortho Dermatologics reporting unit due to unforeseen changes in business dynamics during the three months ended March 31, 2018 and (iii) Dentistry reporting unit as a result of revised forecasts due to changing market conditions during the three months ended December 31, 2018;

•
a decrease in Asset impairments of $493 million, primarily related to specific impairments in 2018 as a result of: (i) decreases in forecasted sales for the Uceris® Tablet product due to generic competition and (ii) decreases in forecasted sales for the Arestin® product due to changing market conditions;

•
an increase in Other expense (income), net of $1,434 million, primarily attributable to: (i) an increase in net charges to Litigation and other matters primarily related to the settlement of a legacy U.S. securities class action matter (which is subject to final court approval) in 2019, to which the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing and (ii) Acquired in-process research and development costs (“IPR&D”) incurred during 2019 associated with the upfront payments to enter into certain exclusive licensing agreements. These increases in other expenses were partially offset by the expected receipt for the achievement of a milestone related to a certain product.

Operating loss for 2019 and 2018 was $203 million and $2,384 million, respectively, and includes non-cash charges for Depreciation and amortization of intangible assets of $2,075 million and $2,819 million, Goodwill impairments of $0 and $2,322 million, Asset impairments of $75 million and $568 million and Share-based compensation of $102 million and $87 million, respectively.
Our Loss before benefit from income taxes for 2019 and 2018 was $1,837 million and $4,154 million, respectively, an increase in our results before benefit from income taxes of $2,317 million. The decrease in our Loss before benefit from income taxes is primarily attributable to: (i) the increase in our operating results of $2,181 million previously discussed, (ii) the decrease in the Loss on extinguishment of debt of $77 million and (iii) a decrease in Interest expense of $73 million as a result of lower principal amounts of outstanding debt for most of 2019, partially offset by the effect of higher interest rates during 2019. The decrease in our Loss before benefit from income taxes was partially offset by an unfavorable net change in Foreign exchange and other of $15 million.
Net loss attributable to Bausch Health Companies Inc. for 2019 and 2018 was $1,788 million and $4,148 million, respectively, an increase in our results of $2,360 million. The increase in our results was primarily due to the decrease in Loss before benefit from income taxes of $2,317 million, as previously discussed, and the increase in the Benefit from income taxes of $44 million.
Summary of 2018 Compared with 2017
Revenues for 2018 and 2017 were $8,380 million and $8,724 million, respectively, a decrease of $344 million, or 4%. The decrease was primarily driven by: (i) the impact of 2017 divestitures and discontinuations and (ii) lower volumes primarily as a result of the loss of exclusivity for a number of products in our Diversified Products and Ortho Dermatologics segments which were partially offset by higher volumes in our Bausch + Lomb/International segment. These decreases in Revenue were partially offset by: (i) higher gross selling prices, (ii) lower sales deductions and (iii) the favorable effect of foreign currencies, primarily in Europe and Asia.
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

•
a decrease in SG&A of $109 million, primarily attributable to: (i) the impact of 2017 divestitures and discontinuations, (ii) a decrease in legal expenses as we resolved certain legacy legal issues and (iii) a decrease in bad debt expense. The decrease was partially offset by: (i) higher advertising and promotion expenses, (ii) higher compensation costs and (iii) the unfavorable impact of the effect of foreign currencies;

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

•
a decrease in the net charges to Litigation and other matters of $253 million. Litigation and other matters are included in Other expense (income), net, and are primarily associated with estimated settlements of certain legacy matters; and

•
a decrease in net gains on sales of businesses and other assets of $586 million.  In order to improve our capital structure and simplify our operations, during 2017, we divested certain businesses and assets not aligned with our core business objectives. Included in Other expense (income), net is the net loss on sales of businesses and other assets of $6 million for 2018 as compared to the net gain on sales of businesses and other assets $580 million in 2017.

Operating loss for 2018 of $2,384 million and Operating income for 2017 of $102 million includes non-cash charges for Depreciation and amortization of intangible assets of $2,819 million and $2,858 million, Goodwill impairments of $2,322 million and $312 million, Asset impairments of $568 million and $714 million and Share-based compensation of $87 million and $87 million, respectively.
Our Loss before benefit from income taxes for 2018 and 2017 was $4,154 million and $1,741 million, respectively, an increase of $2,413 million. The increase in our Loss before benefit from income taxes is primarily attributable to: (i) the decrease in our operating results of $2,486 million, as previously discussed and (ii) an unfavorable net change in Foreign exchange and other of $84 million. These changes in Loss before benefit from income taxes were partially offset by: (i) a decrease in Interest expense of $155 million as a result of lower principal amounts of outstanding debt, partially offset by the effect of higher interest rates during 2018 and (ii) the decrease in the Loss on extinguishment of debt of $3 million.
Net loss attributable to Bausch Health Companies Inc. for 2018 was $4,148 million as compared to Net income attributable to Bausch Health Companies Inc. for 2017 of $2,404 million, a decrease of $6,552 million. The decrease in our results was primarily due to: (i) the decrease in the Benefit from income taxes of $4,135 million which in 2017 included non-cash income tax benefits related to the Company’s internal corporate restructuring and the accounting for the Tax Cuts and Jobs Act (the “Tax Act”) and (ii) the increase in Loss before benefit from income taxes of $2,413 million previously described.

RESULTS OF OPERATIONS
Our results for the years 2019, 2018 and 2017 were as follows:

	Years Ended December 31,			Change
(in millions)	2019	2018	2017	2018 to 2019	2017 to 2018
Revenues
Product sales	$8,489	$8,271	$8,595	$218	$(324)
Other revenues	112	109	129	3	(20)
	8,601	8,380	8,724	221	(344)
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	2,297	2,309	2,506	(12)	(197)
Cost of other revenues	53	42	42	11	—
Selling, general and administrative	2,554	2,473	2,582	81	(109)
Research and development	471	413	361	58	52
Amortization of intangible assets	1,897	2,644	2,690	(747)	(46)
Goodwill impairments	—	2,322	312	(2,322)	2,010
Asset impairments	75	568	714	(493)	(146)
Restructuring and integration costs	31	22	52	9	(30)
Acquisition-related contingent consideration	12	(9)	(289)	21	280
Other expense (income), net	1,414	(20)	(348)	1,434	328
	8,804	10,764	8,622	(1,960)	2,142
Operating (loss) income	(203)	(2,384)	102	2,181	(2,486)
Interest income	12	11	12	1	(1)
Interest expense	(1,612)	(1,685)	(1,840)	73	155
Loss on extinguishment of debt	(42)	(119)	(122)	77	3
Foreign exchange and other	8	23	107	(15)	(84)
Loss before benefit from income taxes	(1,837)	(4,154)	(1,741)	2,317	(2,413)
Benefit from income taxes	54	10	4,145	44	(4,135)
Net (loss) income	(1,783)	(4,144)	2,404	2,361	(6,548)
Net income attributable to noncontrolling interest	(5)	(4)	—	(1)	(4)
Net (loss) income attributable to Bausch Health Companies Inc.	$(1,788)	$(4,148)	$2,404	$2,360	$(6,552)
A detailed discussion of the year-over-year changes of the Company’s 2018 results compared with that of 2017 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 20, 2019.

2019 Compared with 2018
Revenues
Our revenues are primarily generated from product sales, primarily in the therapeutic areas of eye-health, GI and dermatology that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 23, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for the disaggregation of revenue which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
Our revenue was $8,601 million and $8,380 million for 2019 and 2018, respectively, an increase of $221 million, or 3%. The increase was primarily driven by: (i) higher gross selling prices of $213 million primarily in our Salix and Bausch + Lomb/International segments, (ii) higher volumes of $130 million primarily in our Bausch + Lomb/International and Salix segments, partially offset by lower volumes in our Ortho Dermatologics and Diversified Products segments, (iii) the incremental product sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, of $55 million and (iv) an increase in other revenues of $3 million. The increases in our revenues were partially offset by: (i) the unfavorable effect of foreign currencies, primarily in Europe, Asia and Latin America, of $112 million, (ii) the impact of divestitures and discontinuations of $54 million and (iii) higher sales deductions of $14 million primarily in our Diversified Products segment.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for 2019 and 2018 were as follows:

	Years Ended December 31,
	2019		2018
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$13,776	100.0%	$14,158	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	776	5.6%	865	6.1%
Returns	113	0.8%	293	2.1%
Rebates	2,265	16.4%	2,551	18.0%
Chargebacks	1,938	14.1%	1,966	13.9%
Distribution service fees	195	1.5%	212	1.5%
	5,287	38.4%	5,887	41.6%
Net product sales	$8,489	61.6%	$8,271	58.4%

Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 38.4% and 41.6% in 2019 and 2018, respectively. Changes in cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were primarily driven by:

•
discounts and allowances as a percentage of gross product sales was lower primarily due to lower gross product sales of higher discounted generics, such as Glumetza® authorized generic ("AG"), Xenazine® AG, Targretin® AG and Benzamycin® AG. The lower discounts and allowances as a percentage of gross product sales was partially offset by the impact of: (i) the release of certain generics such as Elidel® AG (December 2018), Uceris® AG (July 2018) and Apriso® AG (December 2019) and (ii) higher sales of Xifaxan®;

•
returns as a percentage of gross product sales was lower primarily due to: (i) better inventory practices and disciplines and (ii) lower gross product sales of Isuprel® and Mephyton® as a result of generic competition. Additionally, over the last several years the Company increased its focus on maximizing operational efficiencies and reducing product returns. The Company continually takes actions to address product returns including but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions resulted in improved sales return experience related to current branded products and previously genericized products. As a result, for the year 2019 as compared to 2018, the provision for sales returns improved by a net of $180 million. During the three months ended September 30, 2019 and 2018 we recorded a reduction in variable consideration for sales returns of approximately $80 million and $30 million, respectively, related to past sales. The Company's actual return rate experience in the current period was lower than its historical rate experience primarily in its: (i) GI business primarily related to Glumetza® SLX and Xifaxan®, (ii) neurology business, primarily related to Wellbutrin® and Nitropress® and (iii) generics business, primarily related to Zegerid® AG and Glumetza® AG. The lower returns as a percentage of gross product sales was partially offset by the impact of higher return experience for a limited number of products, primarily Mysoline® and Solodyn® AG. See Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our audited Consolidated Financial Statements regarding further details related to product sales provisions;

•
rebates as a percentage of gross product sales were lower primarily due to decreases in gross product sales of certain products which carry higher rebate rates, such as Solodyn®, Elidel®, Jublia® and Retin-A Micro® 0.06%. The decreases in gross product sales for these products were due in part to generic competition and the release of certain branded generics. The lower rebates as a percentage of gross product sales were partially offset by the impact of: (i) increased gross product sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of incremental rebates from contractual price increase limitations for promoted products, such as Xifaxan® and Apriso®, (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy and (iii) rebates associated with our Duobrii® product which we launched in June 2019;

•
chargebacks as a percentage of gross product sales were higher primarily due to the impact of: (i) higher gross product sales of Xifaxan®, Glumetza® SLX and Syprine® AG, (ii) higher chargeback rates in 2019 as compared to 2018 for certain products such as Glumetza® AG and (iii) the release of certain authorized generics, such as Elidel® AG (December 2018) and Uceris® AG (July 2018). The higher chargebacks as a percentage of gross product sales were partially offset by the impact of lower gross product sales of certain generic products, such as Zegerid® AG and Xenazine® AG and certain branded products, such as Isuprel® and Nifediac; and

•
distribution service fees as a percentage of gross product sales were unchanged as the impact of lower gross product sales of Solodyn®, Elidel®, Targretin® and Cuprimine® were offset by the impact of: (i) higher sales of Xifaxan® and Apriso® and other branded products, (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy and (iii) distribution service fees associated with our Duobrii® product launched in June 2019. Price appreciation credits are offset against the distribution service fees we pay wholesalers and were $11 million and $31 million for 2019 and 2018, respectively.

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
Cost of goods sold was $2,297 million and $2,309 million for 2019 and 2018, respectively, a decrease of $12 million, or 1%. The decrease was primarily driven by: (i) the favorable impact of divestitures and discontinuations, (ii) better inventory management and (iii) the favorable impact of foreign currencies, partially offset by: (i) the net increase in volumes, (ii) the incremental costs of sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy and (iii) the amortization of the inventory fair value step-up recorded in acquisition accounting related to the inventories we acquired as part of the acquisition of certain assets of Synergy.
Cost of goods sold as a percentage of Product sales revenue was 27.1% and 27.9% for 2019 and 2018, respectively, a decrease of 0.8 percentage points. Costs of goods sold as a percentage of Product sales revenue was favorably impacted as a result of: (i) higher gross selling prices, (ii) better inventory management and (iii) the impact of divestitures and discontinuations, which generally had lower gross margins than the balance of our product portfolio. These factors were partially offset by: (i) product mix within our Ortho Dermatologics and Neurology and Other business units, (ii) the incremental costs of sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy and (iii) the amortization of acquisition accounting adjustments related to the inventories we acquired as part of the acquisition of certain assets of Synergy.
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
SG&A was $2,554 million and $2,473 million for 2019 and 2018, respectively, an increase of $81 million, or 3%. The increase was primarily driven by: (i) higher selling, advertising and promotion expenses, (ii) the impact of the acquisition of certain assets of Synergy, (iii) costs in 2019 attributable to our IT infrastructure improvement projects and (iv) the charge associated with the termination of a co-promotional agreement with US WorldMeds, LLC. The increase was partially offset by: (i) the favorable impact of foreign currencies, (ii) lower costs related to professional services and (iii) the impact of divestitures and discontinuations;
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
R&D expenses were $471 million and $413 million for 2019 and 2018, respectively, an increase of $58 million, or 14%, primarily attributable to a number of projects within our Bausch + Lomb and GI businesses.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years.
Amortization of intangible assets was $1,897 million and $2,644 million for 2019 and 2018, respectively, a decrease of $747 million, or 28%. The decrease was primarily due to: (i) the impact of $420 million related to the change in the estimated useful life of the Xifaxan® related intangible assets made in September 2018 to reflect management's changes in assumptions, (ii) fully amortized intangible assets no longer being amortized in 2019 and (iii) lower amortization as a result of impairments to intangible assets. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
See Note 9, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements for further details related to our intangible assets and the change in the estimated useful life of the Xifaxan® related intangible assets.
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
Goodwill impairments were $0 and $2,322 million for 2019 and 2018, respectively.
2019 Annual Goodwill Impairment Test

The Company conducted its annual goodwill impairment test as of October 1, 2019 by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Where the qualitative assessment suggested that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, a quantitative fair value test was performed for that reporting unit. In each quantitative fair value test performed, the fair value was greater than the carrying value of the reporting unit. As a result, there was no impairment to the goodwill of any reporting unit. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future. Specifically, the Company continues to assess the performance of the Ortho Dermatologics reporting unit and the Neuro and Other reporting unit as compared to their respective projections and will perform qualitative interim assessments of the carrying value and fair value on a quarterly basis to determine if impairment testing of goodwill will be warranted. The Company performed quantitative fair value tests for the Ortho Dermatologics reporting unit and the Neuro and Other reporting unit as of October 1, 2019, utilizing long-term growth rates of 2.0% and 1.5%, and discount rates of 9.8% and 9.0%, respectively, in estimation of the fair value of these reporting units.
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
2018 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2018 and determined that the carrying value of the Dentistry reporting unit exceeded its fair value and, as a result, the Company recognized a goodwill impairment of $109 million for the Dentistry reporting unit, representing the full amount of goodwill for the reporting unit. Changing market conditions such as: (i) an increasing competitive environment and (ii) increasing pricing pressures negatively impacted the reporting unit's operating results. The Company continues to monitor these changing market and business conditions.
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
Asset impairments were $75 million and $568 million for 2019 and 2018, respectively, a decrease of $493 million.
Asset impairments for 2019 included impairments of: (i) $58 million reflecting decreases in forecasted sales of certain product lines due to generic competition and other factors, (ii) $8 million related to assets being classified as held for sale, (iii) $5 million related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and (iv) $4 million related to Acquired IPR&D not in service.
Asset impairments in 2018 included impairments of: (i) $348 million reflecting decreases in forecasted sales for the Uceris® Tablet product in the Company's Salix reporting unit and other product lines due to generic competition, (ii) $132 million reflecting decreases in forecasted sales for the Arestin® product in the Company's Dentistry reporting unit and other product lines due to changing market conditions, (iii) $55 million related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses, (iv) $28 million to Acquired IPR&D not in service related to a certain product and (v) $5 million related to assets being classified as held for sale.
See Note 9, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements regarding further details related to our intangible assets.
Restructuring and Integration Costs
Restructuring and integration costs primarily consist of costs associated with the implementation of cost savings programs to streamline operations and eliminate redundant processes and expenses. The expenses associated with the implementation of these cost savings programs include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives.
Restructuring and integration costs were $31 million and $22 million for 2019 and 2018, respectively, an increase of $9 million. During 2019, these costs included: (i) $11 million of severance costs and other costs associated with the acquisition of certain assets of Synergy, (ii) $11 million of facility closure costs and (iii) $9 million of other severance costs. During 2018 these costs included: (i) $11 million of severance costs, (ii) $10 million of facility closure costs and (iii) $1 million of other costs. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
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
Acquisition-related contingent consideration was a loss of $12 million in 2019 and included accretion for the time value of money of $22 million, partially offset by net fair value adjustments due to changes in estimates of expected future royalty payments of $10 million, which included net fair value adjustments to expected future royalty payments.
Acquisition-related contingent consideration was a net gain of $9 million in 2018 and included net fair value adjustments due to changes in estimates of expected future royalty payments of $33 million, which included net fair value adjustments to expected future royalty payments, partially offset by accretion for the time value of money of $24 million.
See Note 6, "FAIR VALUE MEASUREMENTS" to our audited Consolidated Financial Statements for further details.
Other expense (income), net
Other expense (income), net for 2019 and 2018 consists of the following:

(in millions)	2019	2018
Litigation and other matters	$1,401	$(27)
Net (gain) loss on sales of assets	(31)	6
Acquired in-process research and development costs	41	1
Acquisition-related costs	8	1
Other, net	(5)	(1)
Other expense (income), net	$1,414	$(20)
In 2019, Litigation and other matters includes the settlement of a legacy U.S. securities class action matter (which is subject to final court approval) discussed below. In 2018, Litigation and other matters includes a favorable adjustment of $40 million related to the Salix legacy litigation matter.
In December 2019, we announced that we had agreed to resolve the U.S. Securities Litigation for $1,210 million, subject to final court approval. Once approved by the court, the settlement will resolve and discharge all claims against the Company in this class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. This settlement, once approved by the court, will resolve the most significant of the Company's remaining legacy legal matters and eliminate a material uncertainty.
In addition to the anticipated resolution of the U.S. Securities Litigation, through the date of this filing, we achieved dismissals and other positive outcomes in a number of litigations, disputes and investigations, as we continue to actively address others. These matters and other significant matters are discussed in further detail in Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
In 2019, Net (gain) loss on sales of assets includes $20 million related to the expected receipt for the achievement of a milestone related to a certain product. In 2019, Acquired in-process research and development costs includes $38 million of in-process research and development costs associated with upfront payments to enter into certain licensing agreements.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due and amortization of debt discounts and deferred financing costs on indebtedness under our credit facilities and notes. Interest expense was $1,612 million and $1,685 million and included non-cash amortization and write-offs of debt discounts and deferred financing costs of $63 million and $79 million for 2019 and 2018, respectively. The decrease in interest expense is primarily due to lower principal amounts of outstanding long-term debt throughout most of 2019, partially offset by the effect of higher interest rates throughout most of 2019. The weighted average stated rate of interest as of December 31, 2019 and 2018 was 6.21% and 6.23%, respectively.
See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $42 million and $119 million for 2019 and 2018, respectively, associated with a series of transactions which allowed us to refinance and extend the maturities of portions of our debt arrangements.
See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a net gain of $8 million and $23 million for 2019 and 2018, respectively, an unfavorable net change of $15 million. Foreign exchange gains/losses include translation gains/losses on intercompany loans and third-party liabilities, primarily denominated in euros.
Income Taxes
Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the temporary differences between the financial statement and income tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets for outside basis differences in investments in subsidiaries are only recognized if the difference will be realized in the foreseeable future. Benefit from income taxes was $54 million and $10 million in 2019 and 2018, respectively, an increase in the Benefit from income taxes of $44 million.
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
In 2019, our effective tax rate differed from the Canadian statutory tax rate of 26.9% primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) the net income tax charge related to uncertain tax positions and (b) the adjustments for book to income tax return provisions.
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

We record a valuation allowance against our deferred tax assets to reduce their net carrying value to an amount that we believe is more likely than not to be realized. In determining our deferred tax asset valuation allowance, we estimate our ability to utilize future sources of income to realize the benefits of our temporary income tax differences including: (i) NOL carryforwards in each jurisdiction, primarily in Canada, the U.S. and Ireland, (ii) research and development tax credit carryforwards, (iii) scientific research and experimental development pool carryforwards and (iv) investment tax credit carryforwards. When we establish/increase or reduce/decrease the valuation allowance, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. Our valuation allowance against deferred tax assets as of December 31, 2019 and 2018 was $2,831 million and $2,913 million, respectively, a decrease of $82 million which was primarily driven by NOLs written-off during 2019 for entities which were liquidated.
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

The following table presents segment revenues, segment revenues as a percentage of total revenues and the year over year changes in segment revenues for 2019 and 2018. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year over year changes in segment profits for 2019 and 2018.

	Years Ended December 31,				Change
	2019		2018		2018 to 2019
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenue
Bausch + Lomb/International	$4,739	55%	$4,664	56%	$75	2%
Salix	2,022	23%	1,749	21%	273	16%
Ortho Dermatologics	565	7%	617	7%	(52)	(8)%
Diversified Products	1,275	15%	1,350	16%	(75)	(6)%
Total revenues	$8,601	100%	$8,380	100%	$221	3%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$1,332	28%	$1,330	29%	$2	—%
Salix	1,349	67%	1,149	66%	200	17%
Ortho Dermatologics	222	39%	257	42%	(35)	(14)%
Diversified Products	932	73%	1,012	75%	(80)	(8)%
Total segment profit	$3,835	45%	$3,748	45%	$87	2%
Organic Revenues and Organic Growth Rates (non-GAAP)
Organic growth, a non-GAAP metric, is defined as a change on a period-over-period basis in revenues on a constant currency basis (if applicable) excluding the impact of recent acquisitions, divestitures and discontinuations. Organic revenue growth (non-GAAP) is growth in GAAP Revenue (its most directly comparable GAAP financial measure), adjusted for certain items, of businesses that have been owned for one or more years. Organic revenue (non-GAAP) is impacted by changes in product volumes and price. The price component is made up of two key drivers: (i) changes in product gross selling price and (ii) changes in sales deductions. The Company uses organic revenue (non-GAAP) and organic revenue growth (non-GAAP) to assess performance of its reportable segments, and the Company in total, without the impact of foreign currency exchange fluctuations and recent acquisitions, divestitures and product discontinuations. The Company believes that such measures are useful to investors as they provide a supplemental period-to-period comparison.
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

The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and presents organic revenue (Non-GAAP) and the year over year changes in organic revenue (Non-GAAP) for 2019 and 2018 by segment.

	Year Ended December 31, 2019				Year ended December 31, 2018			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Acquisition	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Bausch + Lomb/International	$4,739	$110	$—	$4,849	$4,664	$(41)	$4,623	$226	5%
Salix	2,022	—	(55)	1,967	1,749	(9)	1,740	227	13%
Ortho Dermatologics	565	2	—	567	617	—	617	(50)	(8)%
Diversified Products	1,275	—	—	1,275	1,350	(4)	1,346	(71)	(5)%
Total	$8,601	$112	$(55)	$8,658	$8,380	$(54)	$8,326	$332	4%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product group representing 10% or more of its segment product sales. The Bausch + Lomb/International segment revenue was $4,739 million and $4,664 million for 2019 and 2018, respectively, an increase of $75 million, or 2%. The increase was primarily attributable to: (i) an increase in volume of $168 million, primarily in our Global Consumer and Global Vision Care businesses, (ii) an increase in average realized pricing of $52 million primarily driven by increased selling prices in our International Rx, International Consumer and Global Ophthalmology Rx businesses and (iii) an increase in other revenues of $6 million. The increase in volume in our Global Consumer business is primarily attributable to the launch of Lumify® (May 2018) and sales of PreserVision®. The increase in volume in our Global Vision Care business is primarily attributable to our Biotrue® ONEday and Ultra® product lines in the U.S. and internationally. The increase in average realized pricing in our Global Ophthalmology Rx business is primarily attributable to Lotemax® and Vyzulta®. The increase was partially offset by: (i) the unfavorable effect of foreign currencies of $110 million primarily attributable to our revenues in Europe, Asia and Latin America and (ii) the impact of divestitures and discontinuations of $41 million, primarily related to the divestiture and discontinuance of several products within our International Rx business.
Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit was $1,332 million and $1,330 million for 2019 and 2018, respectively, an increase of $2 million, or less than 1%. The increase was primarily driven by an increase in contribution as a result of: (i) the increase in volume and average realized pricing as previously discussed and (ii) better inventory management. The increase was partially offset by: (i) higher selling, advertising and promotion expenses primarily due to the launch of Lumify®, (ii) the unfavorable effect of foreign currencies, (iii) higher R&D expenses and (iv) the impact of divestitures and discontinuations.
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for approximately 72% and 68% of the Salix segment product sales and approximately 17% and 14% of the Company's product sales for 2019 and 2018, respectively. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue was $2,022 million and $1,749 million for 2019 and 2018, respectively, an increase of $273 million, or 16%. The increase includes: (i) an increase in average realized pricing of $113 million primarily attributable to higher gross selling prices and lower sales deductions for Xifaxan®, (ii) an increase in volume of $111 million primarily attributable to increased demand for Xifaxan®, Glumetza® SLX, and Plenvu®, partially offset by decreased demand for certain products, primarily Uceris® due to loss of exclusivity, (iii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, of $55 million and (iv) an increase in other revenues of $3 million. The increase in revenue was partially offset by the impact of divestitures and discontinuations of $9 million. Although Glumetza® SLX contributed to the increase in volumes during 2019 as discussed above, an accelerated shift in channel mix could lead to deteriorating average realized pricing for this product in future periods.
Salix Segment Profit
The Salix segment profit was $1,349 million and $1,149 million for 2019 and 2018, respectively, an increase of $200 million, or 17%. The increase was primarily driven by a net increase in contribution as a result of the increase in average realized pricing and volume, as previously discussed. The increase in segment profit was partially offset by: (i) higher R&D expenses, (ii) the charge associated with the termination of a co-promotional agreement with US WorldMeds, LLC and (iii) higher selling, advertising and promotion expenses.

Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment revenue was $565 million and $617 million for 2019 and 2018, respectively, a decrease of $52 million, or 8%. The decrease includes: (i) a decrease in volume of $93 million, (ii) a decrease in other revenues of $8 million and (iii) the unfavorable effect of foreign currencies of $2 million. The decrease in volume is primarily due to: (i) the impact of generic competition as certain products lost exclusivity, including Elidel®, Solodyn® and Zovirax® and (ii) decreased demand for Tretinoin®, Onexton®, Jublia®, Retin-A Micro® 0.08% and Targretin®, partially offset by the increased demand for Thermage FLX®, Siliq® and Clindagel® and the launch of Duobrii® (June 2019). The decrease in revenue was partially offset by an increase in average realized pricing of $51 million as a result of lower sales deductions primarily attributable to Jublia® and Retin-A Micro® 0.06%.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit was $222 million and $257 million for 2019 and 2018, respectively, a decrease of $35 million, or 14%. The decrease was primarily driven by a decrease in contribution as a result of the decrease in revenue, as previously discussed, partially offset by decreases in: (i) selling expenses and (ii) professional fees.
Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenues by product and product revenues as a percentage of segment revenue for 2019 and 2018.

	Years Ended December 31,				Change
	2019		2018		2018 to 2019
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$244	19%	$252	19%	$(8)	(3)%
Arestin®	87	7%	96	7%	(9)	(9)%
Aplenzin®	83	6%	54	4%	29	54%
Migranal® Franchise	55	4%	62	5%	(7)	(11)%
Cuprimine®	49	4%	88	6%	(39)	(44)%
Uceris® AG	46	4%	13	1%	33	254%
Ativan®	43	3%	54	4%	(11)	(20)%
Xenazine® Franchise	38	3%	52	4%	(14)	(27)%
Diastat® Franchise	35	3%	36	3%	(1)	(3)%
Elidel® AG	34	3%	4	—%	30	750%
Other	561	44%	639	47%	(78)	(12)%
Total Diversified Products revenues	$1,275	100%	$1,350	100%	$(75)	(6)%
The Diversified Products segment revenue was $1,275 million and $1,350 million for 2019 and 2018, respectively, a decrease of $75 million, or 6%. The decrease was primarily driven by: (i) a decrease in volume of $56 million, (ii) a decrease in average realized pricing of $17 million and (iii) the impact of divestitures and discontinuations of $4 million. The decrease was partially offset by an increase in other revenues of $2 million. The decrease in volume was primarily attributable to our Neurology and Other business due to: (i) the loss of exclusivity of Cuprimine®, Isuprel®, Mephyton®, Syprine® and Xenazine® and (ii) lower demand for Wellbutrin® XL and Ativan®, partially offset by increased demand for Aplenzin®. The net decrease in volume in our Neurology and Other business was partially offset by the impact of the launches of Elidel® AG (December 2018) and Uceris® AG (July 2018) and other increases in product volumes in our Generics business. The decrease in average realized pricing is primarily attributable to the impact of generic competition in our Generics business for Glumetza® AG, Syprine® AG, Targretin® AG, Mephyton® AG and Cardizem® AG, partially offset by an increase in average realized pricing in our Neurology and Other business. Although the launches of Elidel® AG and Uceris® AG positively impacted the product volumes in our Generics business in 2019, generic versions of these products launched by competitors could lead to deteriorating revenues for these and other products in our Generics business in future periods.

Diversified Products Segment Profit
The Diversified Products segment profit was $932 million and $1,012 million for 2019 and 2018, respectively, a decrease of $80 million, or 8%. The decrease was primarily driven by: (i) the decrease in volume and average realized pricing, as previously discussed and (ii) higher selling, advertising and promotion expenses, partially offset by lower third-party royalty costs.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Summarized cash flow information for the years 2019, 2018 and 2017 is as follows:

	Years Ended December 31,			Change
(in millions)	2019	2018	2017	2018 to 2019	2017 to 2018
Net (loss) income	$(1,783)	$(4,144)	$2,404	$2,361	$(6,548)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	3,602	5,627	(958)	(2,025)	6,585
Cash provided by operating activities before changes in operating assets and liabilities	1,819	1,483	1,446	336	37
Changes in operating assets and liabilities	(318)	18	844	(336)	(826)
Net cash provided by operating activities	1,501	1,501	2,290	—	(789)
Net cash (used in) provided by investing activities	(419)	(196)	2,887	(223)	(3,083)
Net cash provided by (used in) financing activities	1,443	(1,353)	(4,963)	2,796	3,610
Effect of exchange rate changes on cash and cash equivalents	(4)	(26)	41	22	(67)
Net increase (decrease) in cash and cash equivalents and restricted cash	2,521	(74)	255	2,595	(329)
Cash and cash equivalents and restricted cash, beginning of year	723	797	542	(74)	255
Cash and cash equivalents and restricted cash, end of year	$3,244	$723	$797	$2,521	$(74)
A detailed discussion of the year-over-year changes of the Company’s 2018 summarized cash flow information compared with that of 2017 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 20, 2019.
Operating Activities
Net cash provided by operating activities was $1,501 million in each of the years 2019 and 2018.
Cash provided by operating activities before changes in operating assets and liabilities for the years 2019 and 2018 was $1,819 million and $1,483 million, respectively, an increase of $336 million. The increase is primarily attributable to: (i) Payments of accrued legal settlements during 2018 not recurring in 2019 and (ii) higher revenues, improved gross margins and cash expense reductions in 2019 as compared to 2018 as previously discussed. During 2018, Payments of accrued legal settlements were $224 million and were related to the settlements of the Solodyn® antitrust litigations, the Allergan litigation and other matters.
Changes in operating assets and liabilities resulted in a net decrease in cash of $318 million in 2019, as compared to the net increase in cash of $18 million in 2018, a decrease of $336 million. During 2019, Changes in operating assets and liabilities was negatively impacted by: (i) the build-up of inventories of $209 million and (ii) the timing of other payments in the ordinary course of business of $148 million, partially offset by the collection of trade receivables of $39 million. During 2018, Changes in operating assets and liabilities was positively impacted by the collection of trade receivables of $216 million partially offset by the timing of payments in the ordinary course of business of $193 million and the buildup of inventories of $5 million.
Investing Activities
Net cash used in investing activities was $419 million in 2019 and was driven by: (i) Purchases of property, plant and equipment of $270 million and (ii) Acquisition of businesses, net of cash acquired of $180 million, related to the acquisition of certain assets of Synergy. Net cash used in investing activities was partially offset by Proceeds from sale of assets and businesses, net of costs to sell of $45 million, primarily related to the receipt of a milestone payment associated with a prior year divestiture.
Net cash used in investing activities was $196 million in 2018 and was driven by: (i) Purchases of property, plant and equipment of $157 million and (ii) Payments for intangible and other assets previously acquired of $78 million.
Financing Activities
Our financing activities reflect our leadership's commitment to improve the Company’s capital structure. Through debt repayments and refinancings during 2019, we have effectively managed our capital structure which has allowed us to, among other things: (i) improve our credit ratings as discussed under “Credit Ratings" below, (ii) access the credit markets to finance amounts owed under the Company's recently announced $1,210 million settlement agreement relating to the U.S. Securities Litigation without negatively impacting our working capital available for operations and (iii) as of the date of this filing, reduce our mandatory scheduled principal repayments of our debt obligations through 2021 to $103 million.

Net cash provided by financing activities during 2019 was $1,443 million and primarily reflects the aggregate net proceeds from the issuance of the 5.00% January 2028 Unsecured Notes and January 2030 Unsecured Notes of $2,472 million, partially offset by: (i) debt repayments during 2019 with cash on hand of $906 million and (ii) payments for all other financing activities. The aggregate net proceeds from the issuance of the January 2028 Unsecured Notes and January 2030 Unsecured Notes are to be used and were used to: (i) pay the Company's recently announced $1,210 million settlement agreement relating to the U.S. Securities Litigation (which is subject to final court approval), of which we paid $200 million during January 2020 and (ii) redeem $1,240 million of May 2023 Unsecured Notes on January 16, 2020.
In 2019, net proceeds from the issuances of long-term debt of $5,960 million consists of: (i) $1,236 million from the issuance of $1,250 million in principal amount of 5.00% January 2028 Unsecured Notes, (ii) $1,236 million from the issuance of $1,250 million in principal amount of January 2030 Unsecured Notes, (iii) $1,018 million from the issuance of $1,000 million in principal amount of 8.50% Senior Unsecured Notes due January 2027 (the "January 2027 Unsecured Notes"), (iv) $740 million from the issuance of $750 million in principal amount of 7.00% Senior Unsecured Notes due January 2028 (the "7.00% January 2028 Unsecured Notes"), (v) $740 million from the issuance of $750 million in principal amount of 7.25% Senior Unsecured Notes due May 2029 (the "May 2029 Unsecured Notes"), (vi) $492 million from the issuance of $500 million in principal amount of 5.75% Senior Secured Notes due August 2027 (the "August 2027 Secured Notes") and (vii) $500 million of borrowings under our revolving credit facilities. Net proceeds from the issuances of long-term debt is net of $2 million in payments we made in 2019 for issuance costs associated with long-term debt issued in previous years. Repayments of long-term debt during 2019 was $4,406 million consisting of: (i) repayments of principal amounts due under our Senior Notes of $3,100 million, (ii) repayments of term loans under our Senior Secured Credit Facilities of $731 million and (iii) repayments of our revolving credit facility of $575 million. Payments of financing costs associated with the refinancing of certain debt was $28 million.
Net cash used in financing activities during 2018 was $1,353 million and included repayments of long-term debt of $10,101 million consisting of: (i) repayments of term loans under our Senior Secured Credit Facilities of $3,711 million, (ii) repayments of principal amounts due under our Senior Notes of $5,465 million, (iii) refinancing $500 million of outstanding amounts under our 2020 Revolving Credit Facility with our 2023 Revolving Credit Facility and (iv) repayments of our revolving credit facilities of $425 million. Issuance of long-term debt, net of discounts for 2018 was $8,944 million and included: (i) the net proceeds of: (a) $4,507 million from the issuance of $4,565 million in principal amount of our seven year Tranche B Term Loan Facility maturing in June 2025 (the “June 2025 Term Loan B Facility”), (b) $1,480 million from the issuance of $1,500 million in principal amount of April 2026 Unsecured Notes, (c) $1,476 million from the issuance of $1,500 million in principal amount of our seven year Tranche B Term Loan Facility maturing in November 2025 (the "November 2025 Term Loan B Facility") and (d) $738 million from the issuance of $750 million in principal amount of January 2027 Unsecured Notes, (ii) refinancing $500 million of outstanding amounts under our 2020 Revolving Credit Facility with our 2023 Revolving Credit Facility and (iii) $250 million of borrowings under our revolving credit facilities.  The net proceeds from the Issuance of long-term debt, net of discounts in 2018 is further reduced by $7 million in payments we made in 2018 for issuance costs associated with senior notes issued during 2017. Payments for costs associated with the refinancing of certain debt was $102 million for 2018.
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
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt or issue equity or equity-linked securities. We believe our existing cash and cash generated from operations will be sufficient to service our debt obligations in the years 2020 through 2022.
Long-term Debt
Long-term debt, net of unamortized discounts and finance costs was $25,895 million and $24,305 million as of December 31, 2019 and 2018, respectively. Aggregate contractual principal amounts due under our debt obligations were $26,188 million and $24,632 million as of December 31, 2019 and 2018, respectively, an increase of $1,556 million.
Financing of Litigation Settlement - In December 2019, we announced that we had agreed to resolve the U.S. Securities Litigation for $1,210 million, subject to final court approval. Once approved by the court, the settlement will resolve and discharge all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. This settlement, once approved by the court, will resolve the most significant of the Company's remaining legacy legal matters and eliminate a material uncertainty regarding our Company. To finance this settlement, on December 30, 2019 we accessed the credit markets in a private offering and issued the January 2028 Unsecured Notes (defined below) and the January 2030 Unsecured Notes (defined below), the net proceeds of which, along with cash on hand, are to be used and were used to: (i) finance the $1,210 million pending settlement of the U.S. Securities Litigation and (ii) replace $1,240 million of debt due May 2023 on January 16, 2020.
Debt Repayments - Excluding the impact of the financing of the litigation settlement discussed above, using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management, we repaid (net of additional borrowings) over $7,700 million of long-term debt during the period January 1, 2016 through the date of this filing, which includes $906 million of repayments with cash on hand during 2019.
2019 Refinancing Transactions
In March, May and December 2019, we accessed the credit markets and completed a series of transactions, whereby we extended $4,240 million in aggregate maturities of certain debt obligations due to mature in December 2021 through May 2023, out to January 2027 through January 2030.
On March 8, 2019, we issued: (i) $1,000 million aggregate principal amount of January 2027 Unsecured Notes and (ii) $500 million aggregate principal amount of August 2027 Secured Notes in a private placement. The proceeds and cash on hand were used to: (i) repurchase the remaining $700 million outstanding principal amount of 5.625% Senior Unsecured Notes due 2021 (the “December 2021 Unsecured Notes”), (ii) repurchase $584 million of May 2023 Unsecured Notes, (iii) repurchase $216 million of 5.50% Senior Unsecured Notes due 2023 (the "March 2023 Unsecured Notes") and (iv) pay all fees and expenses associated with these transactions (collectively, the “March 2019 Refinancing Transactions”).
On May 23, 2019, we issued: (i) $750 million aggregate principal amount of 7.00% January 2028 Unsecured Notes and (ii) $750 million aggregate principal amount of May 2029 Unsecured Notes in a private placement. The proceeds and cash on hand were used to: (i) repurchase $1,118 million of May 2023 Unsecured Notes, (ii) repurchase $382 million of March 2023 Unsecured Notes and (iii) pay all fees and expenses associated with these transactions (collectively, the “May 2019 Refinancing Transactions”).
On December 30, 2019, we issued: (i) $1,250 million aggregate principal amount of 5.00% January 2028 Unsecured Notes and (ii) $1,250 million aggregate principal amount of January 2030 Unsecured Notes in a private placement. The proceeds and cash on hand were used to: (i) redeem $1,240 million of May 2023 Unsecured Notes on January 16, 2020, (ii) finance amounts owed under the Company's recently announced $1,210 million settlement agreement relating to the U.S. Securities Litigation (which is subject to final court approval) and (iii) pay all fees and expenses associated with these transactions. On December 18, 2019, the Company issued a conditional notice of redemption to redeem $1,240 million of May 2023 Unsecured Notes on January 16, 2020. On December 30, 2019, the Company received the proceeds associated with the December 2019 Financing and Refinancing Transactions, satisfying the condition included in the conditional notice of redemption.
The aforementioned repayments, refinancings and other changes in our debt portfolio completed during 2019 have lowered our cash requirements for principal debt repayment over the next five years. The mandatory scheduled principal repayments of our debt obligations as of December 31, 2019 and February 19, 2020 (the date of this filing) were as follows:

(in millions)	2020 - 2021	2022 - 2023	2024 - 2025	2026 - 2027	2028 - 2029	2030	Total
As of December 31, 2019	$1,343	$4,148	$12,935	$3,750	$2,762	$1,250	$26,188
As of February 19, 2020	103	4,148	12,935	3,750	2,762	1,250	24,948
See Note 11, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt” for further details.
The weighted average stated rate of interest as of December 31, 2019 and 2018 was 6.21% and 6.23%, respectively.
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
As of December 31, 2019, the Company had no outstanding borrowings, $170 million of issued and outstanding letters of credit, and remaining availability of $1,055 million under its 2023 Revolving Credit Facility.
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
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings. As of December 31, 2019, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 4.74% and 4.49% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2019, the aggregate remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $1,126 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of December 31, 2019, the stated rate of interest on the 2023 Revolving Credit Facility was 4.74% per annum. In addition, the Company is required to pay commitment fees of 0.25% - 0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
The Restated Credit Agreement permits the incurrence of incremental credit facility borrowings, up to the greater of $1,000 million and 28.5% of Consolidated Adjusted EBITDA (as defined in the Restated Credit Agreement), subject to customary terms and conditions, as well as the incurrence of additional incremental credit facility borrowings subject to a secured leverage ratio of not greater than 3.50:1.00, and, in the case of unsecured debt, a total leverage ratio of not greater than 6.50:1.00 or an interest coverage ratio of not less than 2.00:1.00.

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
5.75% Senior Secured Notes due 2027 - March 2019 Refinancing Transactions
On March 8, 2019, Bausch Health Americas, Inc. ("BHA") and the Company issued: (i) $1,000 million aggregate principal amount of January 2027 Unsecured Notes and (ii) $500 million aggregate principal amount of August 2027 Secured Notes, respectively, in a private placement. A portion of the proceeds and cash on hand were used to: (i) repurchase $584 million of May 2023 Unsecured Notes, (ii) repurchase $518 million of December 2021 Unsecured Notes, (iii) repurchase $216 million of March 2023 Unsecured Notes and (iv) pay all fees and expenses associated with these transactions (collectively, the “March 2019 Refinancing Transactions”). During April 2019, the Company redeemed $182 million of the December 2021 Unsecured Notes, representing the remaining outstanding principal balance of the December 2021 Unsecured Notes and completing the refinancing of $1,500 million of debt in connection with the March 2019 Refinancing Transactions. Interest on the August 2027 Secured Notes is payable semi-annually in arrears on each February 15 and August 15.
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
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by the Company’s subsidiary, BHA, are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes.
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

7.00% Senior Unsecured Notes due 2028 and 7.25% Senior Unsecured Notes due 2029 - May 2019 Refinancing Transactions
On May 23, 2019, the Company issued: (i) $750 million aggregate principal amount of 7.00% January 2028 Unsecured Notes and (ii) $750 million aggregate principal amount of May 2029 Unsecured Notes, respectively, in a private placement. The proceeds and cash on hand were used to: (i) repurchase $1,118 million of May 2023 Unsecured Notes, (ii) repurchase $382 million of March 2023 Unsecured Notes and (iii) pay all fees and expenses associated with these transactions. Interest on the January 2028 Unsecured Notes is payable semi-annually in arrears on each January 15 and July 15. Interest on the May 2029 Unsecured Notes is payable semi-annually in arrears on each May 30 and November 30.
The 7.00% January 2028 Unsecured Notes and the May 2029 Unsecured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2023 and May 30, 2024, respectively, at the redemption prices set forth in the respective indenture. The Company may redeem some or all of the 7.00% January 2028 Unsecured Notes or the May 2029 Unsecured Notes prior to January 15, 2023 and May 30, 2024, respectively, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to July 15, 2022, and May 30, 2022, the Company may redeem up to 40% of the aggregate principal amount of the 7.00% January 2028 Unsecured Notes or the May 2029 Unsecured Notes, respectively, using the proceeds of certain equity offerings at the redemption price set forth in the respective indenture.
5.00% Senior Unsecured Notes due 2028 and 5.25% Senior Unsecured Notes due 2030 - December 2019 Financing Transactions
On December 30, 2019, we issued: (i) $1,250 million aggregate principal amount of 5.00% January 2028 Unsecured Notes and (ii) $1,250 million aggregate principal amount of January 2030 Unsecured Notes in a private placement. The proceeds and cash on hand were used to: (i) redeem $1,240 million of May 2023 Unsecured Notes on January 16, 2020, (ii) finance amounts owed under the Company's recently announced $1,210 million settlement agreement relating to the U.S. Securities Litigation (which is subject to final court approval) and (iii) pay all fees and expenses associated with these transactions (collectively, the "December 2019 Financing and Refinancing Transactions"). Interest on the 5.00% January 2028 Unsecured Notes is payable semi-annually in arrears on each January 30 and July 30. Interest on the January 2030 Unsecured Notes is payable semi-annually in arrears on each January 30 and July 30.
The 5.00% January 2028 Unsecured Notes and the January 2030 Unsecured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 30, 2023 and January 30, 2025, respectively, at the redemption prices set forth in the respective indenture. The Company may redeem some or all of the 5.00% January 2028 Unsecured Notes or the January 2030 Unsecured Notes prior to January 30, 2023 and January 30, 2025, respectively, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to January 30, 2023 and January 30, 2025, the Company may redeem up to 40% of the aggregate principal amount of the 5.00% January 2028 Unsecured Notes or the January 2030 Unsecured Notes, respectively, using the proceeds of certain equity offerings at the redemption price set forth in the respective indenture.
Remaining Senior Unsecured Notes
The aggregate principal amount of our other Senior Unsecured Notes as of December 31, 2019 and 2018 was $7,932 million and $7,970 million, respectively, a decrease of $38 million representing the impact of the foreign currency exchange rate on our euro denominated note.
Covenant Compliance
Any inability to comply with the covenants under the terms of our Restated Credit Agreement, Senior Secured Notes indentures or Senior Unsecured Notes indentures could lead to a default or an event of default for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under our Restated Credit Agreement, holders of our Senior Secured Notes and holders of our Senior Unsecured Notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver.
During 2018 and 2019, the Company completed several actions which included using cash flows from operations to repay debt and refinancing debt with near term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with its financial maintenance covenant. As of December 31, 2019, the Company was in compliance with the financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of this Form 10-K, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations over that same period.
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
The Senior Notes and Secured Notes are guaranteed by a substantial portion of the Company’s subsidiaries. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $2,682 million and $2,954 million and total liabilities of $1,075 million and $1,264 million as of December 31, 2019 and 2018, respectively, and revenues of $1,463 million and $1,689 million and operating income of $121 million and $174 million for years ended December 31, 2019 and 2018, respectively.
Credit Ratings
In December 2019, Standard & Poor's upgraded our credit ratings and maintained our outlook as stable. As of February 19, 2020, the credit ratings and outlook from Moody's, Standard & Poor's and Fitch for certain outstanding obligations of the Company were as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
Moody’s	B2	Ba2	B3	Stable
Standard & Poor’s	B+	BB	B	Stable
Fitch	B	BB	B	Stable
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
The following table summarizes our contractual obligations as of December 31, 2019 for the years presented:

(in millions)	Total	2020	2021 and 2022	2023 and 2024	Thereafter
Long-term debt obligations, including interest	$35,548	$2,758	$4,708	$7,568	$20,514
Operating lease obligations	383	70	97	67	149
Purchase obligations	888	557	201	104	26
Total contractual obligations	$36,819	$3,385	$5,006	$7,739	$20,689
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
The table of contractual obligations excludes payments for unrecognized tax benefits totaling $355 million as of December 31, 2019 because a reliable estimate of the period in which uncertain tax positions will be payable, if ever, cannot be made.
Other Future Cash Requirements
Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring and integration, benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions. We are considering further acquisition opportunities within our core therapeutic areas, some of which could be sizable.
In addition to our working capital requirements and other amounts presented in the contractual obligations table presented above, we expect our primary cash requirements for 2020 to include:

•
Debt repayments—As a result of prepayments and a series of refinancing transactions we have reduced and extended the maturities of a substantial portion of our long-term debt. Payments of Long-term debt obligations, including interest as presented in the contractual obligations table above for the year 2020 of $2,758 million, is inclusive of the payment for the redemption of $1,240 million in aggregate principal amount of May 2023 Unsecured Notes made on January 16, 2020. As of the date of this filing, scheduled principal repayments of our debt obligations through 2021 are $103 million. We may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our 2023 Revolving Credit Facility to meet business needs;

•
IT Infrastructure Investment—We expect to make payments of approximately $80 million, net of the amounts included in Purchase obligations in the table above, for licensing, maintenance and capitalizable costs associated with our IT infrastructure improvement projects during 2020;

•
Capital expenditures—We expect to make payments of approximately $300 million for property, plant and equipment during 2020, of which there were $115 million in committed amounts as of December 31, 2019;

•	Contingent consideration payments—We expect to make contingent consideration and other development/approval/sales-based milestone payments of $64 million during 2020;

•
Restructuring and integration payments—We expect to make payments of $5 million during 2020 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through December 31, 2019;

•
Benefit obligations—We expect to make payments under our pension and postretirement obligations of $3 million, $9 million and $5 million to the U.S. pension benefit plan, the non-U.S. pension benefit plans and the U.S. postretirement benefit plan, respectively during 2020. See Note 12, "PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS" to our audited Consolidated Financial Statements for further details of our benefit obligations; and

•
U.S. Securities Litigation Settlement—As more fully discussed in Note 21, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements, we expect to make payments of $1,210 million to resolve the U.S. Securities Litigation during 2020, of which we paid $200 million during January 2020. In December 2019, we announced that we had agreed to resolve the U.S. Securities Litigation for $1,210 million, subject to final court approval. Once approved by the court, the settlement will resolve and discharge all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. This settlement, once approved by the court, will resolve the most significant of the Company's remaining legacy legal matters and eliminate a material uncertainty regarding our Company.

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
At February 13, 2020, we had 352,704,400 issued and outstanding common shares. In addition, as of February 13, 2020, we had 7,049,164 stock options and 5,872,874 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 2,355,100 performance-based RSUs that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 4,149,539 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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
Foreign Currency Risk
In the year ended December 31, 2019, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars.  We have exposure to multiple foreign currencies, including, among others, the Euro, Chinese yuan, Polish zloty, Canadian dollar and Mexican peso. Our operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls and fluctuations in the relative values of currencies. In November 2016, as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar, the Egyptian pound was significantly devalued.  Our exposure to the Egyptian pound is primarily with respect to Amoun Pharmaceutical Company S.A.E., which we acquired in October 2015, and which represented approximately 3% and 2% of our total 2019 and 2018 revenues, respectively. In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency revenues in relation to same currency expenses. Further strengthening of the U.S. dollar and/or further devaluation of foreign currencies will have a negative impact on our reported revenue and reported results. As of December 31, 2019, a 1% change in foreign currency exchange rates would have impacted our shareholders’ equity by approximately $52 million, which could be partially mitigated by our cross-currency swaps discussed below.
As of December 31, 2019, the unrealized foreign exchange loss on the translation of the remaining principal amount of U.S. denominated senior secured and unsecured notes was $142 million, for Canadian income tax purposes. Additionally, as of December 31, 2019, the unrealized foreign exchange loss on certain intercompany balances was equal to $5 million. One-half of any realized foreign exchange gain or loss will be included in our Canadian taxable income. Any resulting gain will result in a corresponding reduction in our available Canadian Losses, Scientific Research and Experimental Development Pool, and/or Investment Tax Credit carryforward balances. However, the repayment of the senior notes and the intercompany loans denominated in U.S. dollars does not result in a foreign exchange gain or loss being recognized in our Consolidated Financial Statements, as these statements are prepared in U.S. dollars.
We may use derivative financial instruments from time to time to mitigate our foreign currency risk and not for trading or speculative purposes. During 2019, we entered into cross-currency swaps, with aggregate notional amounts of $1,250 million, to mitigate fluctuation in the value of a portion of our euro-denominated net investment in our consolidated financial statements from adverse movements in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries. Prior to 2019, the Company had no derivative instruments for any period presented.
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
As of December 31, 2019, we had $19,362 million and $5,144 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1,500 million principal amount of issued fixed rate debt that requires repayment in Euros. The estimated fair value of our issued fixed rate debt as of December 31, 2019, including the foreign currency denominated debt, was $22,351 million. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $248 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $441 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $51 million in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.

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
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance on recognizing revenue from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
The Company adopted this guidance effective January 1, 2018 using the modified retrospective approach, and therefore, revenue reported for the year 2017 has not been restated. Based upon review of customer contracts, the Company concluded the implementation of the new guidance did not have a material quantitative impact on its 2018 Consolidated Financial Statements as the timing of revenue recognition for product sales did not significantly change. The new guidance did however result in additional disclosures as to the nature, amounts, and concentrations of revenue.
Product Sales Provisions
The following table presents the activity and ending balances for our product sales provisions for each of the last three years.

(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2017	$124	$708	$897	$273	$197	$2,199
Provision	829	423	2,545	2,145	288	6,230
Payments or credits	(786)	(268)	(2,348)	(2,144)	(337)	(5,883)
Reserve balance, December 31, 2017	167	863	1,094	274	148	2,546
Provision	865	293	2,551	1,966	212	5,887
Payments or credits	(857)	(343)	(2,621)	(2,031)	(197)	(6,049)
Reserve balance, December 31, 2018	175	813	1,024	209	163	2,384
Acquisition of Synergy	—	3	12	—	1	16
Provision	776	113	2,265	1,938	195	5,287
Payments or credits	(769)	(238)	(2,374)	(1,979)	(277)	(5,637)
Reserve balance, December 31, 2019	$182	$691	$927	$168	$82	$2,050
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $29 million and $26 million as of December 31, 2019 and 2018, respectively, which are reflected as a reduction of Trade accounts receivable, net in the Consolidated Balance Sheets.
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
Acquisition-Related Contingent Consideration
Some of the business combinations that we have consummated include contingent consideration to be potentially paid based upon the occurrence of future events, such as sales performance and the achievement of certain future development, regulatory and sales milestones. Acquisition-related contingent consideration associated with a business combination is initially recognized at fair value and remeasured each reporting period, with changes in fair value recorded in the Consolidated Statements of Operations. The estimates of fair value involve the use of acceptable valuation methods, such as probability-weighted discounted cash flow analysis and Monte Carlo Simulation (when appropriate), and contain uncertainties as they require assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration result from several factors including changes in the timing and amount of revenue estimates, changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria and changes in discount rates. A change in any of these assumptions could produce a different fair value, which could have a material impact on our results of operations. At December 31, 2019, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 5% to 25%.
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
Effective September 12, 2018, the Company changed the estimated useful life of its Xifaxan®-related intangible assets due to the positive impact of an agreement between the Company and Actavis Laboratories FL, Inc. ("Actavis") resolving the intellectual property litigation regarding Xifaxan® tablets, 550 mg. Under the agreement, the parties have agreed to dismiss all litigation related to Xifaxan® tablets, 550 mg and all intellectual property protecting Xifaxan® will remain intact and enforceable. As a result, the useful life of the Xifaxan® related intangible assets was extended from 2024 to January 1, 2028. This change in the estimated useful life is considered a change in accounting estimate and will result in changes to the Company's amortization expense prospectively. As of December 31, 2019, the net carrying value of the Xifaxan® related intangible assets was $4,309 million.

Indefinite-lived intangible assets, including IPR&D and the B&L corporate trademark, are tested for impairment annually, or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of their fair value to carrying value, without consideration of any recoverability test. In particular, we will continue to monitor closely the progression of our R&D programs as their likelihood of success is contingent upon the achievement of future milestones. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Core Business” for additional information regarding our R&D programs.
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
The discounted cash flow method relies on assumptions regarding revenue growth rates, gross profit, projected working capital requirements, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the forecasted cash flows of each reporting unit. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. To estimate cash flows beyond the final year of its model, the Company estimates a terminal value by applying an in-perpetuity growth assumption and discount factor to determine the reporting unit's terminal value. The Company incorporates the present value of the resulting terminal value into its estimate of fair value.
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
2019 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2019 by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Where the qualitative assessment suggested that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, a quantitative fair value test was performed for that reporting unit. In each quantitative fair value test performed, the fair value was greater than the carrying value of the reporting unit. As a result, there was no impairment to the goodwill of any reporting unit. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future. Specifically, the Company continues to assess the performance of the Ortho Dermatologics reporting unit and the Neuro and Other reporting unit as compared to their respective projections and will perform qualitative interim assessments of the carrying value and fair value on a quarterly basis to determine if impairment testing of goodwill will be warranted. The Company performed quantitative fair value tests for the Ortho Dermatologics reporting unit and the Neuro and Other reporting unit as of October 1, 2019, utilizing long-term growth rates of 2.0% and 1.5%, and discount rates of 9.8% and 9.0%, respectively, in estimation of the fair value of these reporting units.
As previously discussed the Company estimated the fair value of each reporting unit using an income approach which values the unit based on the future cash flows expected from that reporting unit. Future cash flows are based on forward-looking information regarding market share and costs for each reporting unit and are discounted using an appropriate discount rate. Future discounted cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. The Company performed its annual impairment test as of October 1, 2019, utilizing long-term growth rates for its reporting units ranging from 1.5% to 3.0% and discount rates applied to the estimated cash flows ranging from 8.0% to 9.8% in estimation of fair value. To estimate cash flows beyond the final year of its model, the Company estimates a terminal value by applying an in-perpetuity growth assumption and discount factor to determine the reporting unit's terminal value.
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
The Company’s Benefit from income taxes for the year 2017 included provisional net tax benefits of $975 million attributable to the Tax Act for: (i) the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future of $774 million, (ii) the one-time transition tax on the accumulated previously untaxed earnings of foreign subsidiaries (the "Transition Toll Tax") of $88 million and (iii) the decrease in deferred tax assets attributable to certain legal accruals, the deductibility of which is uncertain for U.S. federal income tax purposes, of $10 million. We provisionally utilized NOLs to offset the provisionally determined $88 million Transition Toll Tax and therefore no amount was recorded as payable. The Company has previously provided for residual U.S. federal income tax on its outside basis differences in certain foreign subsidiaries which, due to the Tax Act, are no longer taxable. As such, our residual U.S. federal income tax liability of $299 million prior to the law change was reversed and we recognized a deferred tax benefit of $299 million in the fourth quarter of 2017.
The provisional amounts included in Benefit from income taxes for the year 2017, including the Transition Toll Tax, were finalized during 2018. Differences between the provisional net income tax benefits provided for the year 2017 attributable to the Tax Act of $975 million, as previously disclosed, and the benefit for income taxes as finalized are included in the Benefit from income taxes for 2018 and were not material to the Company’s financial results for the year 2018.
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
NEW ACCOUNTING STANDARDS
Information regarding the recently issued new accounting guidance (adopted and not adopted as of December 31, 2019) is contained in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our audited Consolidated Financial Statements.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, product development and future performance and results of current and anticipated products; anticipated revenues for our products; anticipated growth in our Ortho Dermatologics business; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2020 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to meet the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement") and senior notes indentures; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-K that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York, the pending investigations by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, the investigation order issued by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), a number of pending securities litigations (including certain pending opt-out actions in the U.S. (related to the recently settled securities class action, (which is subject to final court approval, and remains subject to the risk and uncertainty that the U.S. District Court for the District of New Jersey may not approve the $1,210 million settlement agreement)) and the pending class action litigation in Canada and related opt-out actions) and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;

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

•
our ability to meet the financial and other covenants contained in our Restated Credit Agreement, senior notes indentures and other current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, and restrictions on our ability to make certain investments and other restricted payments;

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

•
any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2020 or beyond, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our Restated Credit Agreement and/or senior notes indentures and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;

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

•	factors impacting our ability to achieve anticipated revenues for our products, including changes in anticipated marketing spend on such products and launch of competing products;

•	the challenges and difficulties associated with managing a large complex business, which has, in the past, grown rapidly;

•
our ability to compete against companies that are larger and have greater financial, technical and human resources than we do, as well as other competitive factors, such as technological advances achieved, patents obtained and new products introduced by our competitors;

•
our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, and limitations on the way we conduct business imposed by the covenants contained in our Restated Credit Agreement, senior notes indentures and the agreements governing our other indebtedness;

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

•	adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in certain of the countries in which we do business;

•	the impact of the United States-Mexico-Canada Agreement (“USMCA”) and any potential changes to other trade agreements;

•	the final outcome and impact of Brexit negotiations;

•	the trade conflict between the United States and China;

•	the extent and impact of the coronavirus reported to have surfaced in China;

•
our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the recent filing by Sandoz Inc. (“Sandoz”) and Norwich Pharmaceuticals Inc. (“Norwich”) of their respective Abbreviated New Drug Application (“ANDA”) for Xifaxan® (rifaximin) 550 mg tablets and the Company’s related lawsuit filed against Sandoz in connection therewith. The Company intends to file suit against Norwich within the regulated timeframe);

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

•	interest rate risks associated with our floating rate debt borrowings;

•	our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements, including the impact of our arrangements with Walgreens;

•	our ability to effectively promote our own products and those of our co-promotion partners;

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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of December 31, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required under this Item is incorporated herein by reference from information included in the 2020 Proxy Statement.
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
Item 11.    Executive Compensation
Information required under this Item relating to executive compensation is incorporated herein by reference from information included in the 2020 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information included in the 2020 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required under this Item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2020 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Information required under this Item relating to the fees for professional services rendered by our independent auditors in 2019 and 2018 is incorporated herein by reference from information included in the 2020 Proxy Statement.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of the report:

(1)	The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof.

(2)	Schedule II — Valuation and Qualifying Accounts.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2019
Allowance for doubtful accounts	$47	$10	$(1)	$(8)	$48
Deferred tax asset valuation allowance	$2,913	$13	$(95)	$—	$2,831
Year ended December 31, 2018
Allowance for doubtful accounts	$97	$4	$(4)	$(50)	$47
Deferred tax asset valuation allowance	$2,001	$870	$42	$—	$2,913
Year ended December 31, 2017
Allowance for doubtful accounts	$80	$33	$4	$(20)	$97
Deferred tax asset valuation allowance	$1,857	$221	$(77)	$—	$2,001

(3)	Exhibits

Item 16.    Form 10-K Summary
None.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Certificate of Continuation, dated August 9, 2013, originally filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 13, 2013, which is incorporated by reference herein.
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

4.2
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

4.4
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

4.5
Indenture, dated as of December 18, 2017, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto and The Bank of New York Mellon, as trustee, governing the 9.00% Senior Notes due 2025, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 18, 2017, which is incorporated by reference herein.

4.6
Indenture, dated as of March 26, 2018, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the other guarantors party thereto and The Bank of New York Mellon, as trustee, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2018, which is incorporated by reference herein.

4.7
Indenture, dated as of June 1, 2018, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals international, Inc., the other guarantors party thereto and The Bank of New York Mellon, as trustee, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2018, which is incorporated by reference herein.

4.8
Indenture, dated as of March 8, 2019, by and among Bausch Health Companies Inc., the guarantors named therein, The Bank of New York Mellon Trust Company, N.A., as trustee, and the notes collateral agents party thereto, governing the 5.750% Senior Secured Notes due 2027, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019, which is incorporated by reference herein.

4.9
Indenture, dated as of May 23, 2019, by and among Bausch Health Companies Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 7.000% Senior Notes due 2028 and the 7.250% Senior Notes due 2029, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2019, which is incorporated by reference herein.

4.10
Indenture, dated as of December 30, 2019, by and among Bausch Health Companies Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 5.000% Senior Notes due 2028 and the 5.250% Senior Notes due 2030, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 30, 2019, which is incorporated by reference herein.

4.11
Form of Common Share Certificate of Bausch Health Companies Inc., originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2018, which is incorporated by reference herein.

4.12*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended
10.1*	Bausch Health Companies Inc. Amended and Restated 2014 Omnibus Incentive Plan, effective as of April 30, 2018 (the "Amended and Restated 2014 Omnibus Incentive Plan").†
10.2
Form of Matching Restricted Stock Unit Agreement (Matching Units) under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018, which is incorporated by reference herein.†

10.3
Form of 2016 Stock Option Grant Agreement under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 6, 2019, which is incorporated by reference herein.†

10.4
Form of Stock Option Grant Agreement (Nonstatutory Stock Options), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.5
Form of Restricted Stock Unit Award Agreement (Restricted Stock Units), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.6
Form of Director Restricted Share Units Award Agreement (Annual Grants), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein. †

10.7
Form of Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.8
Form of Stock Option Grant Agreement (Nonstatutory Stock Options), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.9
Form of Restricted Stock Unit Award Agreement (Restricted Stock Units), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein. †

10.10
Form of 2018 Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.11
Form of 2018 Restricted Stock Unit Agreement, under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.12
Form of 2018 Stock Option Grant Agreement (Nonstatutory Stock Options), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.13
Valeant Pharmaceuticals International, Inc. 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”), effective as of April 6, 2011, as amended on and approved by the shareholders on May 16, 2011, originally filed as Annex A to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2011, as amended by the Supplement dated May 10, 2011 to the Company's Management Proxy Circular and Proxy Statement filed with the Securities and Exchange Commission on May 10, 2011, which is incorporated by reference herein.†

10.14
Form of Stock Option Grant Agreement under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012, which is incorporated by reference herein.†

10.15
Valeant Pharmaceuticals International, Inc. Directors Share Unit Plan, effective May 16, 2011, originally filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed on August 8, 2011, which is incorporated by reference herein.†

10.16
Employment Agreement between Valeant Pharmaceuticals International, Inc. and Joseph C. Papa, dated as of April 25, 2016, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2016, which is incorporated by reference herein.†

10.17
Employment Agreement, dated as of August 17, 2016, between Valeant Pharmaceuticals International, Inc. and Paul S. Herendeen, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016, which is incorporated by reference herein.†

10.18
Employment Agreement between Valeant Pharmaceuticals International, Inc. and Christina Ackermann, dated July 8, 2016, originally filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.19
Employment Agreement between Valeant Pharmaceuticals International, Inc. and William Humphries, dated December 1, 2016, originally filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.20
Employment Agreement between Valeant Pharmaceuticals International, Inc. and Thomas Appio, dated March 23, 2017, originally filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.21
Employment Agreement between Bausch Health Companies Inc. and Joseph F. Gordon, dated August 2, 2018, originally filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 6, 2019, which is incorporated by reference herein.†

10.22
First Incremental Amendment, dated as of November 27, 2018, to the Fourth Amended and Restated Credit and Guaranty Agreement, by and among Bausch Health Companies Inc., Valeant Pharmaceuticals International, certain subsidiaries of Bausch Health Companies Inc. as guarantors, each of the financial institutions named therein as lenders and issuing banks and Barclays Bank PLC, as Administrative Agent, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2018, which is incorporated by reference herein and which First Incremental Amendment appends, as an exhibit thereto, a copy of such Fourth Amended and Restated Credit and Guaranty Agreement, as amended to date.

10.23
Amended and Restated Supply Agreement dated October 25, 2018 among Salix Pharmaceuticals, Inc., Valeant Pharmaceuticals Ireland Limited, Valeant Pharmaceuticals Luxembourg s.à r.l. and Alfasigma S.p.A., originally filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 20, 2019, which is incorporated by reference herein.

10.24
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

10.26
Amendment No. 2 to the Amended and Restated License Agreement dated October 25, 2018 among Salix Pharmaceuticals, Inc., Valeant Pharmaceuticals Ireland Limited, Valeant Pharmaceuticals Luxembourg s.à r.l. and Alfasigma S.p.A., originally filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 20, 2019, which is incorporated by reference herein.

10.27
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

10.29
Amended and Restated Asset Purchase Agreement dated January 4, 2019 among Bausch Health Companies Inc., Bausch Health Ireland Limited, Synergy Pharmaceuticals Inc. and Synergy Advanced Pharmaceuticals, Inc., originally filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 20, 2019, which is incorporated by reference herein. ††

10.30*	Stipulation of Settlement dated December 15, 2019 in the U.S. Securities Litigation ††
21.1*	Subsidiaries of Bausch Health Companies Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
** Portions of this exhibit have been omitted pursuant to an application for confidential treatment. Such information has been omitted and filed separately with the SEC.

†	Management contract or compensatory plan or arrangement.

††
One or more exhibits or schedules to this exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. We undertake to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAUSCH HEALTH COMPANIES INC. (Registrant)

Date:	February 19, 2020	By:	/s/ JOSEPH C. PAPA

Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH C. PAPA Joseph C. Papa	Chief Executive Officer and Chairman of the Board	February 19, 2020
/s/ PAUL S. HERENDEEN Paul S. Herendeen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2020
/s/ SAM ELDESSOUKY Sam Eldessouky	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2020
/s/ RICHARD U. DESCHUTTER Richard U. DeSchutter	Director	February 19, 2020
/s/ D. ROBERT HALE D. Robert Hale	Director	February 19, 2020
/s/ ARGERIS N. KARABELAS Argeris N. Karabelas	Director	February 19, 2020
/s/ SARAH B. KAVANAGH Sarah B. Kavanagh	Director	February 19, 2020
/s/ JOHN A. PAULSON John A. Paulson	Director	February 19, 2020
/s/ ROBERT N. POWER Robert N. Power	Director	February 19, 2020
/s/ RUSSEL C. ROBERTSON Russel C. Robertson	Director	February 19, 2020
/s/ THOMAS W. ROSS, SR. Thomas W. Ross, Sr.	Director	February 19, 2020
/s/ ANDREW C. VON ESCHENBACH Andrew C. von Eschenbach	Director	February 19, 2020
/s/ AMY B. WECHSLER Amy B. Wechsler	Director	February 19, 2020

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
February 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bausch Health Companies Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bausch Health Companies Inc. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes, and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for income taxes and goodwill in 2018.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Medicaid Rebates and Sales Returns Allowances
As described in Note 2 to the consolidated financial statements, gross product sales are subject to a variety of deductions in arriving at reported net product sales. The transaction price for product sales is typically adjusted for variable consideration, which may be in the form of cash discounts, allowances, returns, rebates, chargebacks and distribution fees paid to customers. The provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue as a reduction in revenue. The variable consideration provisions, either recognized within accrued and other current liabilities or as a reduction of trade receivables, included $691 million related to return allowances and $927 million related to rebate allowances, including Medicaid rebates as of December 31, 2019. For certain rebate programs, such as Medicaid, provisions recognized by management are based on the terms of state government-managed programs, estimates of outstanding and future claims for end-customer sales and the sales mix. For sales returns, management estimates provisions utilizing existing return policies with customers, historical sales and return rates, inventory levels in the distribution channel, prescription demand and product shelf lives.
The principal considerations for our determination that performing procedures relating to Medicaid rebates and sales return allowances is a critical audit matter are there was significant judgment by management when developing the estimate of Medicaid rebates and allowances for sales returns. This in turn led to a high degree of auditor judgment and subjectivity in performing procedures to evaluate management’s estimates, including significant assumptions related to terms of state government managed Medicaid programs, existing return policies with customers, projected sales mix and prescription demand.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to provisions for Medicaid rebates and allowances for sales returns, including controls over the assumptions used to estimate these rebates and allowances. These procedures also included, among others, (i) developing an independent estimate of Medicaid rebates by utilizing third-party information on price and projected market conditions, the terms of the specific Medicaid rebate programs, and the historical trends of actual Medicaid rebate claims paid, (ii) comparing the independent estimate for these Medicaid rebates to management’s estimates, (iii) evaluating the reasonableness of management’s assumptions related to the allowances for sales returns, including existing return policies with customers, projected sales mix and forecasted prescription demand, by comparing to historical trends and considering whether these assumptions were consistent with evidence obtained in other areas of the audit, (iv) evaluating the appropriateness of the sales return model and testing the completeness, accuracy, and relevance of underlying data used in the model, and (v) testing Medicaid rebate and sales return claims processed by the Company, including evaluating those claims for consistency with the contractual terms of the Company’s arrangements and policies.
Finite-Lived Intangible Assets Impairment Assessment
As described in Note 9 to the consolidated financial statements, the Company’s consolidated finite-lived net intangible asset balance was $8,490 million as of December 31, 2019, which consists of product and corporate brands, product rights/patents, partner relationships and technology and other assets. Finite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As disclosed by management, recoverability is measured through the use of an undiscounted future cash flow model when an indication of impairment is determined to exist. If an asset is determined to not be recoverable, a discounted cash flow model is used to estimate fair value. Management’s impairment tests included significant estimates and assumptions related to the amount and timing of projected future cash flows and in the situation when the asset is determined to not be recoverable, the discount rate.
The principal considerations for our determination that performing procedures relating to the finite-lived intangible assets impairment assessment is a critical audit matter are there was significant judgment by management in the identification of events that suggest an asset group might not be recoverable and in developing the assumptions used in the impairment testing process.

This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence related to management’s future cash flow projections and the discount rate assumption.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s finite-lived intangible assets impairment process, including the Company’s controls over the development of assumptions used to estimate recoverability or the fair value and controls over the identification of events that suggest an asset group might not be recoverable. These procedures also included, among others, testing management’s process for identifying potential impairment events and determining the recoverability of the intangible assets, evaluating the appropriateness of the cash flow model used in the impairment testing process; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the reasonableness of the significant assumptions used by management, including the future cash flow projections and discount rates. Evaluating the reasonableness of management's assumptions for future cash flow projections and discount rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the asset group, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
Goodwill Impairment Assessment - Ortho Dermatologics Reporting Unit
As described in Note 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $13,126 million as of December 31, 2019, and the goodwill associated with the Ortho Dermatologics segment was $1,267 million. The Ortho Dermatologics segment consists of the Ortho Dermatologics and Global Solta reporting units. Management conducted its annual goodwill impairment test as of October 1, 2019 by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Where the qualitative assessment suggested that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, a quantitative fair value test was performed for that reporting unit. As disclosed by management, goodwill impairment is measured by the amount the carrying value exceeds the fair value. Fair value of each reporting unit is estimated by management based on the income approach, using a discounted cash flow model. Management’s discounted cash flow model includes judgments and assumptions relating to revenue growth rates, gross profit, projected working capital requirements, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Ortho Dermatologics reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value estimate of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence related to management’s cash flow projections and significant assumptions, including revenue growth rates, terminal growth rates, gross profit, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the significant assumptions included in the valuation of the Company’s reporting units. These procedures also included, among others, evaluating management’s qualitative assessment and testing management’s process for developing the fair value estimate of the reporting unit; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the reasonableness of the significant assumptions used by management, including the revenue growth rates, terminal growth rates, gross profit and the discount rate. Evaluating management’s assumptions related to revenue growth rates and gross profit involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain significant assumptions, including the terminal growth rates and discount rate.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 19, 2020
We have served as the Company’s auditor since 2012.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,243	$721
Restricted cash	1	2
Trade receivables, net	1,839	1,865
Inventories, net	1,107	934
Prepaid expenses and other current assets	779	689
Total current assets	6,969	4,211
Property, plant and equipment, net	1,466	1,353
Intangible assets, net	10,201	12,001
Goodwill	13,126	13,142
Deferred tax assets, net	1,690	1,676
Other non-current assets	411	109
Total assets	$33,863	$32,492
Liabilities
Current liabilities:
Accounts payable	$503	$411
Accrued and other current liabilities	4,511	3,197
Current portion of long-term debt and other	1,234	228
Total current liabilities	6,248	3,836
Acquisition-related contingent consideration	262	298
Non-current portion of long-term debt	24,661	24,077
Deferred tax liabilities, net	705	885
Other non-current liabilities	851	581
Total liabilities	32,727	29,677
Commitments and contingencies (Notes 21 and 22)
Equity
Common shares, no par value, unlimited shares authorized, 352,562,636 and 349,871,102 issued and outstanding at December 31, 2019 and 2018, respectively	10,172	10,121
Additional paid-in capital	429	413
Accumulated deficit	(7,452)	(5,664)
Accumulated other comprehensive loss	(2,086)	(2,137)
Total Bausch Health Companies Inc. shareholders’ equity	1,063	2,733
Noncontrolling interest	73	82
Total equity	1,136	2,815
Total liabilities and equity	$33,863	$32,492
On behalf of the Board:

/s/ JOSEPH C. PAPA	/s/ RUSSEL C. ROBERTSON
Joseph C. Papa	Russel C. Robertson
Chief Executive Officer	Chairperson, Audit and Risk Committee
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues
Product sales	$8,489	$8,271	$8,595
Other revenues	112	109	129
	8,601	8,380	8,724
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	2,297	2,309	2,506
Cost of other revenues	53	42	42
Selling, general and administrative	2,554	2,473	2,582
Research and development	471	413	361
Amortization of intangible assets	1,897	2,644	2,690
Goodwill impairments	—	2,322	312
Asset impairments	75	568	714
Restructuring and integration costs	31	22	52
Acquisition-related contingent consideration	12	(9)	(289)
Other expense (income), net	1,414	(20)	(348)
	8,804	10,764	8,622
Operating (loss) income	(203)	(2,384)	102
Interest income	12	11	12
Interest expense	(1,612)	(1,685)	(1,840)
Loss on extinguishment of debt	(42)	(119)	(122)
Foreign exchange and other	8	23	107
Loss before benefit from income taxes	(1,837)	(4,154)	(1,741)
Benefit from income taxes	54	10	4,145
Net (loss) income	(1,783)	(4,144)	2,404
Net income attributable to noncontrolling interest	(5)	(4)	—
Net (loss) income attributable to Bausch Health Companies Inc.	$(1,788)	$(4,148)	$2,404

(Loss) earnings per share attributable to Bausch Health Companies Inc.
Basic	$(5.08)	$(11.81)	$6.86
Diluted	$(5.08)	$(11.81)	$6.83

Weighted-average common shares
Basic	352.1	351.3	350.2
Diluted	352.1	351.3	351.8
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Years Ended December 31,
	2019	2018	2017
Net (loss) income	$(1,783)	$(4,144)	$2,404
Other comprehensive income (loss)
Pension and postretirement benefit plan adjustments:
Net actuarial (loss) gain arising during the year	(8)	(7)	20
Amortization of prior service credit	(4)	(4)	(4)
Amortization or settlement recognition of net loss	2	1	2
Income tax (expense) benefit	(2)	3	(4)
Foreign currency impact	(2)	—	1
Net pension and postretirement benefit plan adjustments	(14)	(7)	15
Foreign currency translation adjustment	64	(237)	202
Net unrealized holding loss on sale of assets and businesses:
Arising in period	—	—	(26)
Reclassification to net (loss) income	—	—	26
Other comprehensive income (loss)	50	(244)	217
Comprehensive (loss) income	(1,733)	(4,388)	2,621
Comprehensive income attributable to noncontrolling interest	(4)	(1)	(4)
Comprehensive (loss) income attributable to Bausch Health Companies Inc.	$(1,737)	$(4,389)	$2,617
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Bausch Health Companies Inc. Shareholders' Equity
	Common Shares				Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity
Balance, January 1, 2017	347.8	$10,038	$351	$(5,129)	$(2,108)	$3,152	$106	$3,258
Common shares issued under share-based compensation plans	0.9	52	(52)	—	—	—	—	—
Share-based compensation	—	—	87	—	—	87	—	87
Share-based awards tax withholding	—	—	(4)	—	—	(4)	—	(4)
Acquisition of noncontrolling interest	—	—	(2)	—	(1)	(3)	(6)	(9)
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net income	—	—	—	2,404	—	2,404	—	2,404
Other comprehensive income	—	—	—	—	213	213	4	217
Balance, December 31, 2017	348.7	10,090	380	(2,725)	(1,896)	5,849	95	5,944
Effect of application of new accounting standard: Income taxes	—	—	—	1,209	—	1,209	—	1,209
Common shares issued under share-based compensation plans	1.2	31	(29)	—	—	2	—	2
Share-based compensation	—	—	87	—	—	87	—	87
Share-based awards tax withholding	—	—	(10)	—	—	(10)	—	(10)
Acquisition of noncontrolling interest	—	—	(15)	—	—	(15)	(3)	(18)
Noncontrolling interest distributions	—	—	—	—	—	—	(11)	(11)
Net (loss) income	—	—	—	(4,148)	—	(4,148)	4	(4,144)
Other comprehensive loss	—	—	—	—	(241)	(241)	(3)	(244)
Balance, December 31, 2018	349.9	10,121	413	(5,664)	(2,137)	2,733	82	2,815
Common shares issued under share-based compensation plans	2.7	51	(46)	—	—	5	—	5
Share-based compensation	—	—	102	—	—	102	—	102
Share-based awards tax withholding	—	—	(40)	—	—	(40)	—	(40)
Noncontrolling interest distributions	—	—	—	—	—	—	(13)	(13)
Net (loss) income	—	—	—	(1,788)	—	(1,788)	5	(1,783)
Other comprehensive income (loss)	—	—	—	—	51	51	(1)	50
Balance, December 31, 2019	352.6	$10,172	$429	$(7,452)	$(2,086)	$1,063	$73	$1,136
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net (loss) income	$(1,783)	$(4,144)	$2,404
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	2,075	2,819	2,858
Amortization and write-off of debt discounts and debt issuance costs	63	79	151
Asset impairments	75	568	714
Goodwill impairment	—	2,322	312
Acquisition-related contingent consideration	12	(9)	(289)
Allowances for losses on trade receivables and inventories	75	69	119
Deferred income taxes	(230)	(144)	(4,386)
(Gain) loss on disposal of assets and businesses	(31)	6	(579)
Additions (reductions) to accrued legal settlements	1,401	(27)	226
Insurance proceeds for legal settlement	—	—	60
Payments of accrued legal settlements	(15)	(224)	(221)
Share-based compensation	102	87	87
Foreign exchange loss (gain)	7	(19)	(106)
Interest expense on cross-currency swaps	(9)	—	—
Loss on extinguishment of debt	42	119	122
Payments of contingent consideration adjustments, including accretion	(1)	(2)	(4)
Other	36	(17)	(22)
Changes in operating assets and liabilities:
Trade receivables	39	216	417
Inventories	(209)	(5)	7
Prepaid expenses and other current assets	1	(72)	33
Accounts payable, accrued and other liabilities	(149)	(121)	387
Net cash provided by operating activities	1,501	1,501	2,290
Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(180)	5	—
Acquisition of intangible assets and other assets	(8)	(78)	(165)
Purchases of property, plant and equipment	(270)	(157)	(171)
Purchases of marketable securities	(16)	(7)	(7)
Proceeds from sale of marketable securities	10	7	2
Proceeds from sale of assets and businesses, net of costs to sell	45	34	3,253
Other	—	—	(25)
Net cash (used in) provided by investing activities	(419)	(196)	2,887
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	5,960	8,944	9,424
Repayments of long-term debt	(4,406)	(10,101)	(14,203)
Borrowings of short-term debt	12	—	1
Repayments of short-term debt	(12)	(3)	(8)
Payment of share-based awards tax withholding	(40)	(10)	(4)
Payments of contingent consideration	(35)	(37)	(45)
Payments of deferred consideration	—	(18)	—
Payments of financing costs	(28)	(102)	(110)
Other	(8)	(26)	(18)
Net cash provided by (used in) financing activities	1,443	(1,353)	(4,963)
Effect of exchange rate changes on cash and cash equivalents	(4)	(26)	41
Net increase (decrease) in cash and cash equivalents and restricted cash	2,521	(74)	255
Cash and cash equivalents and restricted cash, beginning of year	723	797	542
Cash and cash equivalents and restricted cash, end of year	$3,244	$723	$797

Cash and cash equivalents, end of year	$3,243	$721	$720
Restricted cash, end of year	1	2	77
Cash and cash equivalents and restricted cash, end of year	$3,244	$723	$797

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS
Bausch Health Companies Inc. (the “Company”), formerly known as Valeant Pharmaceuticals International, Inc., is a multinational, specialty pharmaceutical and medical device company that develops, manufactures and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices) which are marketed directly or indirectly in approximately 100 countries. Effective August 9, 2013, the Company continued from the federal jurisdiction of Canada to the Province of British Columbia, meaning that the Company became a company registered under the laws of the Province of British Columbia as if it had been incorporated under the laws of the Province of British Columbia. As a result of this continuance, the legal domicile of the Company became the Province of British Columbia, the Canada Business Corporations Act ceased to apply to the Company and the Company became subject to the British Columbia Business Corporations Act.

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
In preparing the Company’s Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates, chargebacks, discounts and allowances and distribution fees paid to certain wholesalers; useful lives of amortizable intangible assets and property, plant and equipment; expected future cash flows used in evaluating intangible assets for impairment, assessing compliance with debt covenants and making going concern assessments; reporting unit fair values for testing goodwill for impairment and allocating goodwill to new reporting unit structure on a relative fair value basis; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets; fair value of cross-currency swaps; and the recognition of the fair value of assets and liabilities acquired in a business combination, including the fair value of contingent consideration. Under certain product manufacturing and supply agreements, management uses information from the Company’s commercialization counterparties to arrive at estimates for future returns, rebates and chargebacks.
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
Fair Value of Financial Instruments
The estimated fair values of cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate their carrying values due to their short maturity periods. The fair value of acquisition-related contingent consideration is based on estimated discounted future cash flows or Monte Carlo Simulation (when appropriate) analyses and assessment of the probability of occurrence of potential future events.
Fair Value of Derivative Instruments
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
The Company’s cross-currency swaps qualify for and have been designated as an accounting hedge of the foreign currency exposure of a net investment in a foreign operation and are remeasured at each reporting date to reflect changes in their fair values. The fair value is determined via a mark-to-market analysis, using observable (Level 2) inputs. These inputs may include: (i) the foreign currency exchange spot rate between the euro and U.S. dollar, (ii) the risk-free interest rate and (iii) the credit risk rating for each applicable counterparty. The net change in fair value of cross-currency swaps, is reported as a gain or loss in the Consolidated Statements of Comprehensive Loss as part of Foreign currency translation adjustment to the extent they are effective, and remain in Accumulative Comprehensive Income until either the sale or complete, or substantially complete, liquidation of the subsidiary. No portion of the cross-currency swaps were ineffective for the year 2019. The Company uses the spot method of assessing hedge effectiveness. The Company has elected to amortize amounts excluded from the assessment of effectiveness over the term of its cross-currency swaps as Interest expense in the Consolidated Statements of Operations.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash in bank accounts and highly liquid investments with maturities of three months or less when purchased.
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
The Company’s trade receivables primarily represent amounts due from wholesale distributors, retail pharmacies, government entities and group purchasing organizations. Outside of the U.S., concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the number of customers using the Company’s products, as well as their dispersion across many different geographic regions. The Company performs periodic credit evaluations of customers and does not require collateral. The Company monitors economic conditions, including volatility associated with international economies, and related impacts on the relevant financial markets and its business, especially in light of sovereign credit issues. The credit and economic conditions within Argentina, Brazil, Egypt, Greece, among other members of the European Union, Turkey, Ukraine and Venezuela have been weak in recent years. In November 2016, as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar, the Egyptian pound was significantly devalued.  The Company's exposure to the Egyptian pound is with respect to the Amoun Pharmaceutical Company S.A.E. business acquired in October 2015, which represented approximately 3%, 2% and 2% of the Company's total revenues in each of the years 2019, 2018 and 2017, respectively. These conditions have increased, and may continue to increase, the average length of time that it takes to collect on the Company’s trade receivables outstanding in these countries.
As of December 31, 2019, the Company’s three largest U.S. wholesaler customers accounted for approximately 41% of net trade receivables. In addition, as of December 31, 2019 and 2018, the Company’s net trade receivable balance from Argentina, Brazil, Egypt, Greece, Turkey, Ukraine and Venezuela amounted to $128 million and $105 million, respectively, the majority of which is current or less than 90 days past due. The portion of the net trade receivable from these countries that is past due more than 90 days amounted to $1 million, as of December 31, 2019, a portion of which is comprised of public hospitals. Based on analysis of bad debt experience and assessment of historical payment patterns for such customers, the Company has established a reserve covering more than half of the balance past due more than 90 days for such countries. Over the three-

year period ended December 31, 2019, the Company has not experienced any material losses from uncollectible accounts in excess of the established reserves.
Allowance for Credit Losses
An allowance for doubtful accounts is maintained for potential credit losses based on the aging of trade receivables, historical bad debts experience and changes in customer payment patterns. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for certain sales allowances and provisions for doubtful accounts. Provisions for doubtful accounts were $48 million and $47 million as of December 31, 2019 and 2018, respectively.
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
Property, Plant and Equipment
Property, plant and equipment are reported at cost, less accumulated depreciation. Costs incurred on assets under construction are capitalized as construction in progress. Depreciation is calculated using the straight-line method, commencing when the assets become available for productive use, based on the following estimated useful lives:

Land improvements	15 - 30 years
Buildings and improvements	Up to 40 years
Machinery and equipment	3 - 20 years
Other equipment	3 - 10 years
Equipment on operating lease	Up to 5 years
Leasehold improvements	Lesser of term of lease or 10 years

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

Divestitures of Products
The net proceeds on the divestiture of products and the carrying amount of the related assets is recorded as a gain/loss on sale within Other expense (income), net. Any contingent payments that are potentially due to the Company as a result of these divestitures are recorded when realizable.
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
Indefinite-lived intangible assets, which includes acquired IPR&D and the corporate trademark acquired in the acquisition of Bausch & Lomb Holdings Incorporated (the ‘‘B&L Trademark’’), are tested for impairment annually or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based on a comparison of the fair value of the asset to its carrying value.
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
Further, an entity is permitted to first assess qualitatively whether it is necessary to perform a quantitative impairment test for any of its reporting units. The quantitative impairment test is required only when the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company considers the totality of all relevant events or circumstances that affect the fair value or carrying amount of a reporting unit.
Debt Discounts and Premiums, Issuance Costs and Deferred Financing Costs
Debt discounts, premiums and issuance costs are presented in the Consolidated Balance Sheets as a direct deduction from or addition to the carrying amount of the related debt and are amortized or accreted, using the effective interest method, as interest expense over the contractual lives of the related credit facilities or notes. Deferred financing costs associated with revolving credit facility arrangements are included in the balances of Prepaid expenses and other current assets and Other non-current assets in the Consolidated Balance Sheets and are amortized as interest expense over the contractual life of the related revolving credit facility.

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
Revenue Recognition
Effective January 1, 2018, the Company adopted guidance issued by the FASB regarding recognizing revenue from contracts with customers. Based upon review of current customer contracts, the Company concluded the implementation of the new guidance did not have a material quantitative impact on its Consolidated Financial Statements as the timing of revenue recognition for product sales did not significantly change. The Company adopted this guidance using the modified retrospective approach, and therefore, revenue reported for the year 2017 has not been restated. Although the new guidance did result in additional disclosures as to the nature, amounts and concentrations of revenue, it did not have a material impact on the Company's significant accounting policies. The revenue recognition policies as enumerated below reflect the Company's accounting policies effective January 1, 2018, which did not have a materially different financial statement result than what the results would have been under the previous accounting policies for revenue recognition.
The Company’s revenues are primarily generated from product sales, primarily in the therapeutic areas of eye-health, gastroenterology ("GI") and dermatology that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 23, "SEGMENT INFORMATION" for the disaggregation of revenue which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
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

The following table presents the activity and ending balances of the Company’s variable consideration provisions for years ended December 31, 2019 and 2018.

(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2018	$167	$863	$1,094	$274	$148	$2,546
Current period provision	865	293	2,551	1,966	212	5,887
Payments and credits	(857)	(343)	(2,621)	(2,031)	(197)	(6,049)
Reserve balance, December 31, 2018	175	813	1,024	209	163	2,384
Acquisition of Synergy	—	3	12	—	1	16
Current period provision	776	113	2,265	1,938	195	5,287
Payments and credits	(769)	(238)	(2,374)	(1,979)	(277)	(5,637)
Reserve balance, December 31, 2019	$182	$691	$927	$168	$82	$2,050

Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $29 million and $26 million as of December 31, 2019 and 2018, respectively, which are reflected as a reduction of Trade accounts receivable, net in the Consolidated Balance Sheets.
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
Cash Discounts and Allowances
Cash discounts are offered for prompt payment and allowances for volume purchases. Provisions for cash discounts and allowances are estimated at the time of sale and recorded as direct reductions to trade receivables and revenue. Management estimates the provisions for cash discounts and allowances based on contractual sales terms with customers, an analysis of unpaid invoices and historical payment experience. Estimated cash discounts and allowances have historically been predictable and less subjective, due to the limited number of assumptions involved, the consistency of historical experience and the fact that these amounts are generally settled within one month of incurring the liability.
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
In determining the estimate for returns, management is required to make certain assumptions regarding the timing of the introduction of new products and the potential of these products to capture market share. In addition, certain assumptions with respect to the extent and pattern of decline associated with generic competition are necessary. These assumptions are formulated using market data for similar products, past experience and other available information. These assumptions are continually reassessed, and changes to the estimates and assumptions are made as new information becomes available. A change of 1% in the estimated return rates would have impacted the Company’s pre-tax earnings by approximately $84 million for the year 2019.
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
Over the last several years the Company increased its focus on maximizing operational efficiencies and reducing product returns. The Company continually takes actions to address product returns including but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions resulted in improved sales return experience related to current branded products and previously genericized products. As a result, for the year 2019 as compared to 2018, the provision for sales returns improved by a net of $180 million. During the three months ended September 30, 2019 and 2018 we recorded a reduction in variable consideration for sales returns of approximately $80 million and $30 million, respectively, related to past sales.
Rebates and Chargebacks
Product sales made under governmental and managed-care pricing programs in the U.S. are subject to rebates.  The Company participates in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby rebates are provided to participating government entities. Medicaid rebates are generally billed 45 days to 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, the Medicaid rebate reserve includes an estimate of outstanding claims for end-customer sales that occurred, but for which the related claim has not been billed and/or paid, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. The calculation of the Medicaid rebate reserve also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. A change of 1% in the estimated rates used in the Medicaid rebate reserve would have impacted the Company’s pre-tax earnings by approximately $83 million for 2019. Quarterly, the Medicaid rebate reserve is adjusted based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of that reserve for several periods.
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
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Adjustments to actual for the years 2019 and 2018 were not material to the Company’s revenues or earnings.

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
Distribution Fees
The Company sells product primarily to wholesalers, and in some instances to large pharmacy chains such as CVS and Walmart. The Company has Distribution Services Agreements ("DSAs") with several large wholesale customers such as McKesson Corporation, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Specialty. Under the DSAs, the wholesalers agree to provide services, and the Company pays the contracted DSA distribution service fees for these services based on product volumes. Additionally, price appreciation credits are generated when the Company increases a product’s wholesaler acquisition cost (“WAC”) under contracts with certain wholesalers. Under such contracts, the Company is entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are offset against the total distribution service fees paid to each such wholesaler. The variable consideration associated with price appreciation credits is reflected in the transaction price of products sold when it is determined to be probable that a significant reversal will not occur. Included as a reduction of current period provisions for Distribution Fees in the table above are price appreciation credits of $11 million and $31 million for the years 2019 and 2018, respectively.
Contract Assets and Contract Liabilities
There are no contract assets for any period presented. Contract liabilities consist of deferred revenue, the balance of which is not material to any period presented.
Sales Commissions
Sales commissions are generally attributed to periods shorter than one year and therefore are expensed when incurred. Sales commissions are included in selling, general and administrative expenses.
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
As discussed under the caption "Adoption of New Accounting Standards" to this Note 2, effective January 1, 2019, the Company adopted guidance issued by the FASB regarding accounting for leases. The Company is required to record a right-of-use asset and corresponding lease liability, equal to the present value of the lease payments at the commencement date of each lease. For all asset classes, in determining future lease payments, the Company has elected to aggregate lease components, such as payments for rent, taxes and insurance costs with non-lease components such as maintenance costs, and account for these payments as a single lease component. In limited circumstances, when the information necessary to determine the rate implicit in a lease is available, the present value of the lease payments is determined using the rate implicit in that lease. If the information necessary to determine the rate implicit in a lease is not available, the Company uses its incremental borrowing rate at the commencement of the lease, which represents the rate of interest that the Company would incur to borrow on a collateralized basis over a similar term.
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
Legal Costs
Legal fees and other costs related to litigation and other legal proceedings or services are expensed as incurred and are included in Selling, general and administrative expenses. Certain legal costs associated with acquisitions are included in Acquisition-related costs and certain legal costs associated with divestitures, legal settlements and other business development activities are included in Litigation and other matters or Gain on investments, net within Other expense (income), net, as appropriate. Legal costs expensed are reported net of expected insurance recoveries. A claim for insurance recovery is recognized when realization becomes probable.
Advertising Costs
Advertising costs comprise product samples, print media, promotional materials and television advertising. Advertising costs related to new product launches are expensed on the first use of the advertisement. Included in Selling, general and administrative expenses are advertising costs of $544 million, $481 million and $462 million, for 2019, 2018 and 2017, respectively.
Share-Based Compensation
The Company recognizes all share-based payments to employees, including grants of employee stock options and restricted share units (“RSUs”), at estimated fair value. The Company amortizes the fair value of stock option or RSU grants on a straight-line basis over the requisite service period of the individual stock option or RSU grant, which generally equals the vesting period. Stock option and RSU forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation is recorded in Research and development expenses and Selling, general and administrative expenses, as appropriate.
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
Interest Expense
Interest expense includes standby fees, the amortization of debt discounts and deferred financing costs, accretion of debt premiums and the amortization of amounts excluded from the assessment of effectiveness related to the Company's cross-currency swaps. Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Capitalized interest related to construction in progress as of December 31, 2019 and 2018 was $34 million and is included in Property, plant and equipment, net.
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
In accordance with accounting guidance, the Company provided for the income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 and finalized the provisional amounts during 2018.
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
Comprehensive Income
Comprehensive (loss) income comprises Net (loss) income and Other comprehensive income (loss). Other comprehensive income (loss) includes items such as foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale and other investments and certain pension and other postretirement benefit plan adjustments. Accumulated other comprehensive loss is recorded as a component of shareholders’ equity.
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

Adoption of New Accounting Standards
In February 2016, the FASB issued a new standard revising the accounting for leases to increase transparency and comparability among organizations that lease buildings, equipment and other assets by requiring the recognition of lease assets and lease liabilities on the balance sheet. Under the new standard, all leases are classified as either a finance lease or an operating lease. The classification is determined based on whether substantive control has been transferred to the lessee and its determination will govern the pattern of lease cost recognition. Finance leases are accounted for in substantially the same manner as capital leases under the former U.S. GAAP standard. Operating leases are accounted for in the statements of operations and statements of cash flows in a manner substantially consistent with operating leases under the former U.S. GAAP standard. However, as it relates to the balance sheet, operating lessees are, with limited exception, required to record a right-of-use asset and a corresponding lease liability, equal to the present value of the lease payments for each operating lease. Lessees are not required to recognize a right-of-use asset or lease liability for short-term leases, but instead recognizes lease payments as an expense on a straight-line basis over the lease term. The standard also requires lessees and lessors to provide additional qualitative and quantitative disclosures to help financial statement users assess the amounts, timing and uncertainty of cash flows arising from leases.
The Company adopted the new standard effective January 1, 2019, using the modified retrospective approach. Upon adoption, the Company elected the available practical expedients, including: (i) the package of practical expedients as defined in the accounting guidance, which among other things, allowed the carry forward of historical lease classifications, (ii) the election to use hindsight in determining the lease terms for all leases, (iii) the transition method, which does not require the restatement of prior periods, (iv) the election to aggregate lease components with non-lease components and account for these payments as a single lease component and (v) the short-term lease exemption, which does not require recognition on the balance sheet for leases with an initial term of 12 months or less. The Company has updated its systems, processes and controls to track, record and account for its lease portfolio, including implementation of a third-party software tool to assist in complying with the new standard. Upon adoption of the new standard, the Company recognized a right-of-use asset and a corresponding lease liability of $302 million. In addition, approximately $20 million of restructuring liabilities associated with facility closures and deferred rents, included in Other non-current liabilities as of December 31, 2018, were reclassified to reduce right-of-use assets. The adoption of the standard did not have a material impact on the Consolidated Statements of Operations, Comprehensive Loss, Equity and Cash Flows for any of the periods presented. See Note 13, "LEASES" for additional details and application of this standard.
In August 2018, the FASB issued guidance aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted.  The Company has early-adopted this guidance prospectively for all implementation costs incurred after January 1, 2019. In 2019, implementation costs incurred in the Company's hosting arrangements which were capitalized were not material.
Recently Issued Accounting Standards, Not Adopted as of December 31, 2019
In June 2016, the FASB issued guidance on the impairment of financial instruments requiring an impairment model based on expected losses rather than incurred losses. Under this guidance, an entity recognizes as an allowance its estimate of expected credit losses. The guidance is effective for the Company beginning January 1, 2020. The application of this guidance is not expected to have a material effect on the Company's financial position, results of operations and cash flows.
In August 2018, the FASB issued guidance modifying the disclosure requirements for fair value measurement.  The guidance is effective for the Company beginning January 1, 2020.  The application of this guidance is not expected to have a material effect on the Company's disclosures.
In August 2018, the FASB issued guidance modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The guidance is effective for annual periods ending after December 15, 2020, with early adoption permitted.  The Company is evaluating the impact of adoption of this guidance on its disclosures.
In December 2019, the FASB issued guidance simplifying the accounting for income taxes.  The guidance is effective for annual periods ending after December 15, 2020, with early adoption permitted.  The Company is evaluating the impact of adoption of this guidance on the Company's financial position, results of operations and cash flows.

3.	ACQUISITIONS AND LICENSING AGREEMENTS
Acquisition Agreement for Synergy Pharmaceuticals Inc.
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
Revenue and Operating Results
Revenues associated with the acquired assets of Synergy during the period March 6, 2019 through December 31, 2019 were $55 million. Operating results associated with the acquired assets of Synergy during the period March 6, 2019 through December 31, 2019 and pro-forma revenues and operating results for the years 2019 and 2018 were not material. Included in Other expense (income), net for 2019 are acquisition-related costs of $8 million directly related to the acquisition of certain assets of Synergy, which include expenditures for advisory, legal, valuation, accounting and other similar services.
Noncontrolling Interest in Medpharma
On October 16, 2018, using cash on hand, the Company acquired the 40% noncontrolling interest of Medpharma Pharmaceutical & Chemical Industries LLC (“Medpharma”) for $18 million. The difference between the carrying value and the price paid for the noncontrolling interest in Medpharma of $15 million, is a reduction of additional paid-in capital.
There were no other material business combinations in 2019, 2018 or 2017. The measurement period for all acquisitions has closed.
Licensing Agreement
In the normal course of business, the Company may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products primarily in the U.S. and Canada. These products are sometimes investigational treatments in early stage development that target unique conditions. The ultimate outcome, including whether the product will be: (i) fully developed, (ii) approved by the FDA, (iii) covered by third-party payors or (iv) profitable for distribution cannot be fairly predicted. The commitment periods under these agreements vary and include customary termination provisions. Expenses arising from commitments, if any, to fund the development and testing of these products and their promotion are recognized as incurred. Royalties due are recognized when earned and milestone payments are accrued when each milestone has been achieved and payment is probable and can be reasonably estimated.

On February 21, 2017, EyeGate Pharmaceuticals, Inc. (“EyeGate”) granted a subsidiary of the Company the exclusive worldwide licensing rights to manufacture and sell the EyeGate® II Delivery System and EGP-437 combination product candidate for the treatment of post-operative pain and inflammation in ocular surgery patients. Under the terms of the licensing agreement, EyeGate was responsible for the continued development of this product candidate in the U.S. for the treatment of post-operative pain and inflammation in ocular surgery patients, and all associated costs, and the Company had the right to further develop the product in the field outside of the U.S. at its cost. In connection with the licensing agreement, the Company paid an initial license fee of $4 million during the three months ended March 31, 2017 and was obligated to make future payments of: (i) up to $34 million upon the achievement of certain development and regulatory milestones, of which $3 million was paid, (ii) up to $65 million upon the achievement of certain sales-based milestones and (iii) royalties. Based on early stage of development of the asset, and lack of acquired significant inputs, the Company concluded this was an asset acquisition.
On December 14, 2018, the Company issued a notice voluntarily terminating this licensing agreement dated February 21, 2017 and another license agreement dated July 9, 2015 with EyeGate, such termination was effective March 14, 2019. Following the termination of these agreements on March 14, 2019, the Company relinquished all rights to the EyeGate® II Delivery System and EGP-437 combination product. During the three months ended September 30, 2018, the Company fully impaired the EyeGate® II Delivery System and EGP-437 combination product intangible assets and reduced the carrying value of the contingent consideration liabilities associated with these licensing agreements to zero. All payments due to EyeGate for reimbursement of certain out-of-pocket costs incurred in connection with development work have been provided for in the Company's Consolidated Financial Statements.

4.	DIVESTITURES
During 2019, the Company reclassified certain products as held for sale. During 2018, the Company did not make any material divestitures. During 2017, the Company divested certain businesses and assets, which, in each case, was not aligned with its core business objectives.
2019
Assets Held for Sale
The Company has identified certain products in the Bausch + Lomb/International segment and one product in the Diversified Products segment for disposal as of December 31, 2019. The products and the related assets and liabilities of this disposal group qualify as a business. Revenues associated with this business were $14 million and $19 million for the years 2019 and 2018, respectively. The carrying value of the business, including inventories, intangible assets, goodwill and deferred income taxes, was adjusted to its estimated fair value less costs to sell and reclassified as held for sale as of December 31, 2019. Included in Asset impairments in 2019 is a charge of $8 million associated with these assets held for sale.
2017
CeraVe®, AcneFree™ and AMBI® skincare brands
On March 3, 2017, the Company completed the sale of its interests in the CeraVe®, AcneFree™ and AMBI® skincare brands for $1,300 million in cash (the “Skincare Sale”). The CeraVe®, AcneFree™ and AMBI® skincare business was part of the Bausch + Lomb/International segment and was reclassified as held for sale as of December 31, 2016. Included in Other expense (income), net for the year 2017 is the Gain on the Skincare Sale of $309 million, as adjusted.
Dendreon Pharmaceuticals LLC
On June 28, 2017, the Company completed the sale of all outstanding equity interests in Dendreon Pharmaceuticals LLC (formerly Dendreon Pharmaceuticals, Inc.) (“Dendreon”) for $845 million in cash (the “Dendreon Sale”), as adjusted. Dendreon was part of the former Branded Rx segment and was reclassified as held for sale as of December 31, 2016. Included in Other expense (income), net for the year 2017 is the Gain on the Dendreon Sale of $97 million, as adjusted.
iNova Pharmaceuticals
On September 29, 2017, the Company completed the sale of its Australian-based iNova Pharmaceuticals (“iNova”) business for $938 million in cash (the “iNova Sale”), as adjusted. iNova markets a diversified portfolio of weight management, pain management, cardiology and cough and cold prescription and OTC products in more than 15 countries, with leading market positions in Australia and South Africa, as well as an established platform in Asia. The Company continues to operate in these geographies through the Bausch + Lomb franchise. The iNova business was part of the Bausch + Lomb/International segment and was reclassified as held for sale as of December 31, 2016. Included in Other expense (income), net for the year 2017 is the Gain on the iNova Sale of $309 million, as adjusted.
Obagi Medical Products, Inc.
On November 9, 2017, certain of the Company's affiliates completed the sale its Obagi Medical Products, Inc. (“Obagi”) business for $190 million in cash (the “Obagi Sale”). Obagi is a global specialty skin care pharmaceutical business with products focused on premature skin aging, skin damage, hyperpigmentation, acne and sun damage which are primarily available through dermatologists, plastic surgeons and other skin care professionals. The Obagi business was part of the former U.S. Diversified Products segment and was reclassified as held for sale as of March 31, 2017. The carrying value of the Obagi business, including associated goodwill, was adjusted to its estimated fair value less costs to sell and an impairment of $103 million was recognized in Asset impairments in the Consolidated Statement of Operations. Included in Other expense (income), net for the year 2017 is a $13 million loss related to this transaction.
Sprout Pharmaceuticals, Inc.
On December 20, 2017, the Company completed the sale of Sprout to a buyer affiliated with certain former shareholders of Sprout (the “Sprout Sale”), in exchange for a 6% royalty on global sales of Addyi® (flibanserin 100 mg) beginning June 2019. In connection with the completion of the Sprout Sale, the terms of the October 2015 merger agreement relating to the Company's acquisition of Sprout were amended to terminate the Company's ongoing obligation to make future royalty payments associated with the Addyi® product, as well as certain related provisions (including the obligation to make certain marketing and other expenditures). In connection with the completion of the Sprout Sale, the litigation against the Company, initiated on behalf of the former shareholders of Sprout, which disputed the Company's compliance with certain contractual terms of that same merger agreement with respect to the use of certain diligent efforts to develop and commercialize the Addyi® product (including a disputed contractual term with respect to the spend of no less than $200 million in certain expenditures), was dismissed with prejudice. In connection with the completion of the Sprout Sale, the Company issued the buyer a five-year $25 million loan for initial operating expenses. Addyi®, a once-daily, non-hormonal tablet approved for the treatment of acquired, generalized hypoactive sexual desire disorder in premenopausal women, is Sprout's only approved and commercialized product. Sprout was part of the former Branded Rx segment and was reclassified as held for sale as of September 30, 2017. The carrying value of the Sprout business, including associated goodwill, was adjusted to its estimated fair value less costs to sell and a $351 million impairment was recognized in Asset impairments in the year ended December 31, 2017. Upon consummation of the transaction, a loss of $98 million was recognized in Other expense (income), net. Beginning in June 2019, the Company has been recognizing the agreed upon 6% royalty of global sales of Addyi® as these royalties become due, as the Company does not recognize contingent payments until such amounts are realizable.

5.	RESTRUCTURING AND INTEGRATION COSTS
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. The expenses associated with the implementation of these cost savings programs include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. Cost-rationalization and integration initiatives relating to the acquisition of Salix Pharmaceuticals, Ltd. ("Salix Ltd.") in April 2015 (the "Salix Acquisition") were substantially completed by mid-2016. The remaining liability associated with all cost-rationalization and integration initiatives as of December 31, 2019 was $27 million.
During 2019, the Company incurred $31 million of restructuring and integration-related costs. These costs included: (i) $11 million of severance costs and other costs associated with the acquisition of certain assets of Synergy, (ii) $11 million of facility closure costs and (iii) $9 million of other severance costs. The Company made payments of $31 million during 2019.
During 2018, the Company incurred $22 million of restructuring and integration-related costs. These costs included: (i) $11 million of severance costs, (ii) $10 million of facility closure costs and (iii) $1 million of other costs. The Company made payments of $33 million during 2018.
During 2017, the Company incurred $52 million of restructuring and integration-related costs. These costs included: (i) $16 million of integration consulting, transition service and other costs, (ii) $16 million of severance costs and (iii) $20 million of facility closure costs. The Company made payments of $85 million during 2017.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	2019				2018
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,696	$2,646	$50	$—	$197	$166	$31	$—
Liabilities:
Acquisition-related contingent consideration	$316	$—	$—	$316	$339	$—	$—	$339
Cross-currency swaps	$13	$—	$13	$—	$—	$—	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 during 2019 and 2018.
Cross-currency Swaps
During 2019, the Company entered into cross-currency swaps, with aggregate notional amounts of $1,250 million, to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its consolidated financial statements from adverse movements in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries. Prior to 2019, the Company had no derivative instruments for any period presented.
The fair value of the Company’s cross-currency swaps liability as of December 31, 2019 was $13 million. Included in Other non-current liabilities is $22 million of cross-currency swaps liability and included in Prepaid expenses and other current assets is $9 million of earned interest within the Consolidated Balance Sheets. The following table presents the effect of hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for the year 2019:

(in millions)	Loss recognized in Other comprehensive loss	Gain excluded from assessment of hedge effectiveness	Location of gain in income of excluded component
Cross-currency swaps	$22	$9	Interest expense

During 2019, there were no payments or receipts in settlement of the Company’s cross-currency swaps as the settlement dates occur in February and August of each year, with the first settlement in February 2020. Future settlements of the Company’s cross-currency swaps will be reported as investing activities in the Consolidated Statement of Cash Flows.
Acquisition-related Contingent Consideration Obligations
The fair value measurement of acquisition-related contingent consideration arising from business combinations is determined via a probability-weighted discounted cash flow analysis or Monte Carlo Simulation (if deemed appropriate), using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based, (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows and (iv) volatility of projected performance (Monte Carlo Simulation). Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. At December 31, 2019, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 5% to 25%.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for 2019 and 2018:

(in millions)	2019		2018
Beginning balance, January 1,		$339		$387
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$22		$24
Fair value adjustments due to changes in estimates of future payments	(10)		(33)
Acquisition-related contingent consideration adjustments		12		(9)
Payments / Settlements		(36)		(39)
Foreign currency translation adjustment included in other comprehensive loss		1		—
Ending balance, December 31,		316		339
Current portion		54		41
Non-current portion		$262		$298

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a non-recurring basis:

	December 31, 2019				December 31, 2018
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other non-current assets:
Non-current assets held for sale	$39	$—	$—	$39	$—	$—	$—	$—

Non-current assets held for sale of $39 million included in the Consolidated Balance Sheets as of December 31, 2019 were remeasured to estimated fair values less costs to sell. Included in Asset impairments in 2019 is a charge of $8 million associated with these assets held for sale. The estimated fair values of these assets less costs to sell were determined using a discounted cash flow analysis which utilized Level 3 unobservable inputs. See Note 4, "DIVESTITURES" for additional details regarding these assets held for sale.
Fair Value of Long-term Debt
The fair value of long-term debt as of December 31, 2019 and 2018 was $27,520 million and $23,357 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.	INVENTORIES
Inventories, net of allowance for obsolescence, as of December 31, 2019 and 2018 consist of:

(in millions)	2019	2018
Raw materials	$319	$275
Work in process	149	95
Finished goods	639	564
	$1,107	$934

8.	PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment as of December 31, 2019 and 2018 consist of:

(in millions)	2019	2018
Land	$79	$81
Buildings	696	693
Machinery and equipment	1,606	1,527
Other equipment and leasehold improvements	369	366
Equipment on operating lease	56	46
Construction in progress	301	162
	3,107	2,875
Less accumulated depreciation	(1,641)	(1,522)
	$1,466	$1,353

Depreciation expense was $178 million, $175 million and $168 million for 2019, 2018 and 2017, respectively.

9.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of December 31, 2019 and 2018 consist of:

	Weighted- Average Remaining Useful Lives (Years)	2019			2018
(in millions)		Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	7	$21,011	$(13,544)	$7,467	$20,891	$(11,958)	$8,933
Corporate brands	8	930	(338)	592	926	(263)	663
Product rights/patents	4	3,297	(2,887)	410	3,292	(2,658)	634
Partner relationships	2	166	(165)	1	168	(166)	2
Technology and other	3	209	(189)	20	208	(173)	35
Total finite-lived intangible assets		25,613	(17,123)	8,490	25,485	(15,218)	10,267
Acquired IPR&D not in service	NA	13	—	13	36	—	36
B&L Trademark	NA	1,698	—	1,698	1,698	—	1,698
		$27,324	$(17,123)	$10,201	$27,219	$(15,218)	$12,001

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
Asset impairments for 2019 included impairments of: (i) $58 million reflecting decreases in forecasted sales of certain product lines due to generic competition and other factors, (ii) $8 million related to assets being classified as held for sale, (iii) $5 million related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and (iv) $4 million related to Acquired IPR&D not in service.
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
As a result of the launch of a generic competitor in July 2018, the Company revised its near and long term financial projections of the Uceris® Tablet-related intangible assets. As of June 30, 2018, the carrying value of the Uceris® Tablet-related intangible assets exceeded the undiscounted expected cash flows from the Uceris® Tablet. As a result, the Company recognized an impairment of $263 million to reduce the carrying value of the Uceris® Tablet-related intangible assets to their estimated fair value. As of December 31, 2019, the remaining carrying value of the Uceris® Tablet-related intangible assets was $47 million. Prior to its launch, the Company initiated infringement proceedings against this generic competitor.  The Company continues to believe that its Uceris® Tablet related patents are enforceable and is proceeding in the ongoing litigation between the Company and the generic competitor; however, the ultimate outcome of the matter is not predictable.
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
Effective September 12, 2018, the Company changed the estimated useful life of its Xifaxan®-related intangible assets due to the positive impact of an agreement between the Company and Actavis Laboratories FL, Inc. ("Actavis") resolving the intellectual property litigation regarding Xifaxan® tablets, 550 mg. Under the agreement, the parties agreed to dismiss all litigation related to Xifaxan® tablets, 550 mg and all intellectual property protecting Xifaxan® will remain intact and enforceable. As a result, the useful life of the Xifaxan®-related intangible assets was extended from 2024 to January 1, 2028. As this change in the estimated useful life is a change in an accounting estimate, amortization expense is impacted prospectively. The change in the estimated useful life of the Xifaxan®-related intangible assets resulted in a decrease to the Net loss attributable to Bausch Health Companies Inc. of $473 million and $143 million, and a decrease to the Basic and Diluted Loss per share attributable to Bausch Health Companies Inc. of $1.34 and $0.41 for the years 2019 and 2018, respectively. As of December 31, 2019, the net carrying value of the Xifaxan®-related intangible assets was $4,309 million.
Estimated amortization expense of finite-lived intangible assets for the five years ending December 31 and thereafter are as follows:

(in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Amortization	$1,624	$1,375	$1,224	$1,079	$950	$2,238	$8,490

Goodwill
The changes in the carrying amounts of goodwill during the years ended December 31, 2019, 2018 and 2017 were as follows:

(in millions)	Bausch + Lomb/ International	Branded Rx	U.S. Diversified Products	Salix	Ortho Dermatologics	Diversified Products	Total
Balance, January 1, 2017	$5,499	$7,265	$3,030	$—	$—	$—	$15,794
Realignment of segment goodwill	264	(264)	—	—	—	—	—
Goodwill reclassified to assets held for sale and subsequently disposed	(30)	(61)	(84)	—	—	—	(175)
Impairment of the former Branded Rx reporting unit	—	(312)	—	—	—	—	(312)
Foreign exchange and other	283	3	—	—	—	—	286
Balance, December 31, 2017	6,016	6,631	2,946	—	—	—	15,593
Impairment of the Salix and Ortho Dermatologics reporting units	—	(2,213)	—	—	—	—	(2,213)
Realignment of Global Solta reporting unit goodwill	(82)	115	(33)	—	—	—	—
Goodwill reclassified to assets held for sale and subsequently disposed	(2)	—	—	—	—	—	(2)
Realignment of segment goodwill	—	(4,533)	(2,913)	3,156	1,267	3,023	—
Impairment of the Dentistry reporting unit	—	—	—	—	—	(109)	(109)
Foreign exchange and other	(127)	—	—	—	—	—	(127)
Balance, December 31, 2018	5,805	—	—	3,156	1,267	2,914	13,142
Acquisition of certain assets of Synergy	—	—	—	3	—	—	3
Goodwill reclassified to assets held for sale (Note 4)	(18)	—	—	—	—	—	(18)
Foreign exchange and other	(1)	—	—	—	—	—	(1)
Balance, December 31, 2019	$5,786	$—	$—	$3,159	$1,267	$2,914	$13,126

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
The discounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the forecasted cash flows of each reporting unit. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. The Company performed its annual impairment test as of October 1, 2019 by first assessing qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount (Step 0). Where the qualitative assessment suggested that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, a quantitative fair value test was performed for that reporting unit (Step 1). The quantitative fair value test was performed utilizing long-term growth rates and discount rates applied to the estimated cash flows in estimation of fair value. To estimate cash flows beyond the final year of its model, the Company estimates a terminal value by applying an in-perpetuity growth assumption and discount factor to determine the reporting unit's terminal value.
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
Subsequent to the annual impairment test, the Company considered events occurring after October 1st to determine if further testing was required. The Company considered the impact of the changes in the Tax Cuts and Jobs Act (the “Tax Act”) on its reporting units, including the impact on the carrying value, for changes in deferred tax assets and liabilities, and changes in assumptions related to the tax rate when assessing the fair value. The Company concluded that the fair value continued to exceed the carrying value for all reporting units, except Salix, after considering the impact of the changes in the Tax Act. Further, the Step 2 impairment test for Salix continued to support the carrying value of goodwill. As a result, no additional impairment charges were recorded.
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
2018 Realignment of Solta Business
Effective March 1, 2018, revenues and profits from the U.S. Solta business included in the former U.S. Diversified Products segment in prior periods and revenues and profits from the international Solta business included in the Bausch + Lomb/

International segment in prior periods, are reported in the new Global Solta reporting unit, which, at that time, was a part of the former Branded Rx segment. As a result of this change, $115 million of goodwill was reallocated to the new Global Solta reporting unit and the Company assessed the impact on the fair values of each of the reporting units affected. After considering, among other matters: (i) the limited period of time between last impairment test (January 1, 2018) and the realignment (March 1, 2018), (ii) the results of the last impairment test and (iii) the amount of goodwill reallocated to the new Global Solta reporting unit, the Company did not identify any indicators of impairment at the time of the realignment.
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
As part of these qualitative assessments, management considered the revisions made to its forecasts for the Salix reporting unit and compared the reporting unit’s revised operating results to its original forecasts through the date of each assessment. The revisions to the forecasts reflected, among other matters: (i) the launch of a generic competitor in July 2018 to the Company’s Uceris® Tablet product, (ii) the improved performance of the remaining Salix product portfolio, including the Xifaxan® products, (iii) the positive impact of the settlement agreement between the Company and Actavis resolving the intellectual property litigation regarding Xifaxan® tablets, 550 mg and (iv) certain other assumptions used in preparing its discounted cash flow model. As part of these qualitative assessments, management also considered the sensitivity of its conclusions as they related to changes in the estimates and assumptions used in the latest forecast available for each period.  Based on these qualitative assessments, management believed that the carrying value of the Salix reporting unit did not exceed its fair value and, therefore, concluded a quantitative assessment was not required for the Salix reporting unit.
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
2019
2019 Interim Goodwill Impairment Assessment
No events occurred or circumstances changed during the period October 1, 2018 through September 30, 2019 that would indicate that the fair value of any reporting unit might be below its carrying value. Based on the results of the October 1, 2018 annual goodwill impairment test, the Company performed qualitative interim assessments of the carrying value and fair value of the Ortho Dermatologics reporting unit on a quarterly basis to determine if quantitative fair value testing was warranted. As part of these qualitative assessments, management considered the totality of all relevant events or circumstances that affect the carrying amount or fair value of the reporting unit, including comparing the reporting unit’s operating results to the forecast used to test the goodwill of the Ortho Dermatologics reporting unit as of October 1, 2018. Based on the qualitative assessments, management believed that the carrying value of Ortho Dermatologics reporting unit did not exceed its fair value and, therefore, concluded a quantitative assessment was not required for any period.
2019 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2019 by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Where the qualitative assessment suggested that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, a quantitative fair value test was performed for that reporting unit. In each quantitative fair value test performed, the fair value was greater than the carrying value of the reporting unit. As a result, there was no impairment to the goodwill of any reporting unit. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future. Specifically, the Company continues to assess the performance of the Ortho Dermatologics reporting unit and the Neuro and Other reporting unit as compared to their respective projections and will perform qualitative interim assessments of the carrying value and fair value on a quarterly basis to determine if impairment testing of goodwill will be warranted. The Company performed quantitative fair value tests for the Ortho Dermatologics reporting unit and the Neuro and Other reporting unit as of October 1, 2019, utilizing long-term growth rates of 2.0% and 1.5%, and discount rates of 9.8% and 9.0%, respectively, in estimation of the fair value of these reporting units.
Accumulated goodwill impairment charges through December 31, 2019 were $3,711 million.

10.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities as of December 31, 2019 and 2018 consist of:

(in millions)	2019	2018
Legal matters and related fees	$1,397	$11
Product rebates	898	998
Product returns	691	813
Interest	305	273
Employee compensation and benefit costs	304	301
Income taxes payable	196	167
Other	720	634
	$4,511	$3,197

11.	FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs as of December 31, 2019 and 2018 consists of the following:

		2019		2018
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2023 Revolving Credit Facility	June 2023	—	—	75	75
June 2025 Term Loan B Facility	June 2025	3,869	3,768	4,394	4,269
November 2025 Term Loan B Facility	November 2025	1,275	1,257	1,481	1,456
Senior Secured Notes:
6.50% Secured Notes	March 2022	1,250	1,242	1,250	1,239
7.00% Secured Notes	March 2024	2,000	1,983	2,000	1,979
5.50% Secured Notes	November 2025	1,750	1,733	1,750	1,730
5.75% Secured Notes	August 2027	500	493	—	—
Senior Unsecured Notes:
5.625%	December 2021	—	—	700	697
5.50%	March 2023	402	400	1,000	995
5.875%	May 2023	1,448	1,441	3,250	3,229
4.50% euro-denominated debt	May 2023	1,682	1,674	1,720	1,709
6.125%	April 2025	3,250	3,230	3,250	3,226
9.00%	December 2025	1,500	1,473	1,500	1,469
9.25%	April 2026	1,500	1,484	1,500	1,482
8.50%	January 2027	1,750	1,756	750	738
7.00%	January 2028	750	741	—	—
5.00%	January 2028	1,250	1,234	—	—
7.25%	May 2029	750	740	—	—
5.25%	January 2030	1,250	1,234	—	—
Other	Various	12	12	12	12
Total long-term debt and other		$26,188	25,895	$24,632	24,305
Less: Current portion of long-term debt and other			1,234		228
Non-current portion of long-term debt			$24,661		$24,077

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
As of December 31, 2019, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.

The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenant and may take other actions to reduce its debt levels to align with the Company’s long-term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate.
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Third Amended Credit Agreement”) with a syndicate of financial institutions and investors, as lenders. As of January 1, 2017, the Third Amended Credit Agreement provided for: (i) a $1,500 million Revolving Credit Facility maturing on April 20, 2018 (the "2018 Revolving Credit Facility") and (ii) $9,939 million in a series of term loans maturing during the years 2018 through 2022. There was $875 million outstanding under the 2018 Revolving Credit Facility as of January 1, 2017.
2017 Activity
During 2017, the Company repaid $3,221 million of outstanding debt under its Senior Secured Credit Facilities using the net proceeds from the Skincare Sale, Dendreon Sale, iNova Sale, Obagi Sale and the divestiture of a manufacturing facility in Brazil. During 2017, the Company also repaid another $786 million of outstanding debt under its Senior Secured Credit Facilities using cash on hand.
On March 21, 2017, the Company entered into Amendment No. 14 to the Third Amended Credit Agreement, which, among other changes, provided additional financing from an incremental term loan under the Company's Series F Tranche B Term Loan Facility (the “Series F Tranche B Term Loan Facility”), the proceeds of which, combined with the proceeds from the issuance of the March 2022 Secured Notes (as defined below) and the March 2024 Secured Notes (as defined below) and cash on hand, were used to: (i) refinance $4,962 million of term loans under the Senior Secured Credit Facilities (the “March 2017 Refinanced Debt”), (ii) repurchase $1,100 million in principal amount of 6.75% senior unsecured notes due August 2018 (the "August 2018 Unsecured Notes"), (iii) repay $350 million of amounts outstanding under the Company's 2018 Revolving Credit Facility and (iv) pay related fees and expenses (collectively, the “March 2017 Refinancing Transactions”).
On March 28, 2017, the Company entered into Amendment No. 15 to the Third Amended Credit Agreement which provided for the extension of the maturity date of $1,190 million of revolving credit commitments under the 2018 Revolving Credit Facility from April 20, 2018 to April 20, 2020 (the “2020 Revolving Credit Facility”).
On November 21, 2017, the Company entered into Amendment No. 16 to the Third Amended Credit Agreement to reprice the then outstanding term loans under its Senior Credit Facilities.
In connection with the repayments of debt and amendments to its Senior Secured Credit Facilities during 2017, the Company recognized $66 million in aggregate losses on extinguishment of debt representing: (i) the difference between the amounts paid to settle extinguished debt and its carrying value (the stated principal amount net of unamortized discount and debt issuance costs) and (ii) prepayment penalties. Third-party expenses of $3 million associated with the modification of certain debt under the Senior Secured Credit Facilities were expensed as incurred and included in Interest expense during 2017.
2018 Activity
During 2018, the Company repaid (net of additional borrowings) $571 million of outstanding debt under its Senior Secured Credit Facilities using cash on hand.
On June 1, 2018, the Company entered into a Restatement Agreement in respect of a Fourth Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”) which restated in full the Third Amended Credit Agreement. The Restated Credit Agreement replaced the 2020 Revolving Credit Facility with a revolving credit facility of $1,225 million (the "2023 Revolving Credit Facility") and replaced the Series F Tranche B Term Loan Facility principal amount outstanding of $3,315 million with a new seven year Tranche B Term Loan Facility of $4,565 million (the “June 2025 Term Loan B Facility”) borrowed by the Company’s subsidiary, Bausch Health Americas, Inc. ("BHA") (formerly Valeant Pharmaceuticals International).
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
On June 1, 2018, the Company issued an irrevocable notice of redemption for the remaining outstanding principal amounts of: (i) $691 million of the March 2020 Unsecured Notes (as defined below), (ii) $578 million of 6.75% Senior Unsecured Notes due August 2021 (the “August 2021 Unsecured Notes”), (iii) $550 million of 7.25% Senior Unsecured Notes due July

2022 (the “July 2022 Unsecured Notes”) and (iv) $146 million of 6.375% Senior Unsecured Notes due October 2020 (the March 2020 Unsecured Notes (as defined below), together with the August 2021 Unsecured Notes, the July 2022 Unsecured Notes and the 6.375% Senior Unsecured Notes due October 2020 the “June 2018 Unsecured Refinanced Debt”). On June 1, 2018, using the remaining net proceeds from the June 2025 Term Loan B Facility, the net proceeds from the issuance of $750 million in aggregate principal amount of 8.50% Senior Unsecured Notes due 2027 (the "January 2027 Unsecured Notes") by BHA and cash on hand, the Company prepaid the remaining Series F Tranche B Term Loan Facility and redeemed the June 2018 Unsecured Refinanced Debt at its aggregate redemption price and the indentures governing the June 2018 Unsecured Refinanced Debt were discharged (collectively, the “June 2018 Refinancing Transactions”).
The Restated Credit Agreement was accounted for as a modification of debt, to the extent the June 2018 Unsecured Refinanced Debt was replaced with newly issued debt to the same creditor, and as an extinguishment of debt if: (i) the June 2018 Unsecured Refinanced Debt was replaced with newly issued debt to a different creditor, (ii) a portion of the unamortized deferred financing fees was allocated to debt that was paid down or (iii) the borrowing capacity declined when issuing a new revolving credit facility. The following was accounted for as an extinguishment of debt: (i) the difference between the amounts paid to redeem the June 2018 Unsecured Refinanced Debt and the June 2018 Unsecured Refinanced Debt’s carrying value, (ii) the replacement of the Series F Tranche B Term Loan Facility with the June 2025 Term Loan B Facility to the extent any unamortized deferred financing fees were associated with the portion of the Series F Tranche B Term Loan Facility that was paid down and (iii) the replacement of the 2020 Revolving Credit Facility with the 2023 Revolving Credit Facility to the extent any unamortized deferred financing fees were associated with the decline in borrowing capacity. For amounts accounted for as an extinguishment of debt, the Company incurred a loss on extinguishment of debt of $48 million. Payments made to the lenders and a portion of payments made to third parties of $74 million associated with the June 2018 Refinancing Transactions were capitalized and are being amortized as interest expense over the remaining terms of the debt, ranging from 2023 through 2027. Third-party expenses of $4 million associated with the modification of debt were expensed as incurred and included in Interest expense.
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
2019 Activity
During 2019, the Company repaid (net of additional borrowings) $806 million of outstanding debt under its Senior Secured Credit Facilities using cash on hand.
As of December 31, 2019, the Company had no outstanding borrowings, $170 million of issued and outstanding letters of credit, and remaining availability of $1,055 million under its 2023 Revolving Credit Facility.
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
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings. As of December 31, 2019, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 4.74% and 4.49% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2019, the aggregate remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $1,126 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of December 31, 2019, the stated rate of interest on the 2023 Revolving Credit Facility was 4.74% per annum. In addition, the Company is required to pay commitment fees of 0.25% - 0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
The Restated Credit Agreement permits the incurrence of incremental credit facility borrowings, up to the greater of $1,000 million and 28.5% of Consolidated Adjusted EBITDA (as defined in the Restated Credit Agreement), subject to customary terms and conditions, as well as the incurrence of additional incremental credit facility borrowings subject to a secured leverage ratio of not greater than 3.50:1.00, and, in the case of unsecured debt, a total leverage ratio of not greater than 6.50:1.00 or an interest coverage ratio of not less than 2.00:1.00.
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
6.50% Senior Secured Notes due 2022 and 7.00% Senior Secured Notes due 2024 - March 2017 Refinancing Transactions
As part of the March 2017 Refinancing Transactions, the Company issued $1,250 million aggregate principal amount of 6.50% senior secured notes due March 15, 2022 (the “March 2022 Secured Notes”) and $2,000 million aggregate principal amount of 7.00% senior secured notes due March 15, 2024 (the “March 2024 Secured Notes”), in a private placement, the proceeds of which, when combined with the proceeds from the Series F Tranche B Term Loan Facility and cash on hand, were used to: (i) repay the March 2017 Refinanced Debt, (ii) repurchase $1,100 million in principal amount of August 2018 Unsecured Notes, (iii) repay $350 million of amounts outstanding under the 2018 Revolving Credit Facility and (iv) pay related fees and expenses. Interest on these notes is payable semi-annually in arrears on each March 15 and September 15.
The March 2022 Secured Notes are redeemable at the option of the Company, in whole or in part, at the redemption prices set forth in the indenture.
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
5.50% Senior Secured Notes due 2025 - October 2017 Refinancing Transactions and November 2017 Refinancing Transactions
On October 17, 2017, the Company issued $1,000 million aggregate principal amount of 5.50% Senior Secured Notes due November 2025 (the “November 2025 Secured Notes”), in a private placement, the proceeds of which were used to repurchase $1,000 million in aggregate principal amount of previously outstanding senior unsecured notes (the “October 2017 Refinancing Transactions”). The related fees and expenses were paid using cash on hand. Interest on the November 2025 Secured Notes is payable semi-annually in arrears on each May 1 and November 1.
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
5.75% Senior Secured Notes due 2027 - March 2019 Refinancing Transactions
On March 8, 2019, BHA and the Company issued: (i) $1,000 million aggregate principal amount of January 2027 Unsecured Notes and (ii) $500 million aggregate principal amount of 5.75% Senior Secured Notes due August 2027 (the "August 2027 Secured Notes"), respectively, in a private placement. A portion of the proceeds and cash on hand were used to: (i) repurchase $584 million of 5.875% Senior Unsecured Notes due 2023 (the "May 2023 Unsecured Notes"), (ii) repurchase $518 million of 5.625% Senior Unsecured Notes due 2021 (the “December 2021 Unsecured Notes”), (iii) repurchase $216 million of 5.50% Senior Unsecured Notes due 2023 (the "March 2023 Unsecured Notes”) and (iv) pay all fees and expenses associated with these transactions (collectively, the “March 2019 Refinancing Transactions”). During April 2019, the Company redeemed $182 million of the December 2021 Unsecured Notes, representing the remaining outstanding principal balance of the December 2021 Unsecured Notes and completing the refinancing of $1,500 million of debt in connection with the March 2019 Refinancing Transactions. The March 2019 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $8 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. Interest on the August 2027 Secured Notes is payable semi-annually in arrears on each February 15 and August 15.
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
5.625% Senior Unsecured Notes due 2021
On December 2, 2013, the Company issued $900 million aggregate principal amount of December 2021 Unsecured Notes in a private placement. The December 2021 Unsecured Notes accrued interest at the rate of 5.625% per year and were subsequently repaid in full: (i) using cash on hand of $200 million in December 2018 and (ii) as part of the March 2019 Refinancing Transactions.
5.50% Senior Unsecured Notes due 2023
On January 30, 2015, the Company issued $1,000 million aggregate principal amount of March 2023 Unsecured Notes in a private placement. On March 8, 2019 and May 23, 2019, the Company repurchased $216 million and $382 million of March 2023 Unsecured Notes as part of the March 2019 Refinancing Transactions and the May 2019 Refinancing Transactions (as defined below), respectively. The March 2023 Unsecured Notes accrue interest at the rate of 5.50% per year, payable semi-annually in arrears. The Company may redeem all or a portion of the remaining March 2023 Unsecured Notes at the applicable redemption prices set forth in the March 2023 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption.
5.375% Senior Unsecured Notes due 2020, 5.875% Senior Unsecured Notes due 2023, 4.50% Senior Unsecured Notes due 2023 and 6.125% Senior Unsecured Notes due 2025
On March 27, 2015, VRX Escrow Corp. (the "VRX Issuer"), a newly formed wholly owned subsidiary of the Company, issued $2,000 million aggregate principal amount of 5.375% Senior Unsecured Notes due 2020 (the "March 2020 Unsecured Notes"), $3,250 million aggregate principal amount of 5.875% Senior Unsecured Notes due 2023 (the "May 2023 Unsecured Notes"), €1,500 million aggregate principal amount of 4.50% Senior Unsecured Notes due 2023 (the "Euro Notes”) and $3,250 million aggregate principal amount of 6.125% Senior Unsecured Notes due 2025 (the "April 2025 Unsecured Notes" and, together with the March 2020 Unsecured Notes, the May 2023 Unsecured Notes and the Euro Notes, the "VRX Notes") in a private placement.
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
The March 2020 Unsecured Notes accrued interest at the rate of 5.375% per year and were repaid in full as part of: (i) the December 2017 Refinancing Transactions (as defined below), (ii) the March 2018 Refinancing Transactions (as defined below) and (iii) the June 2018 Refinancing Transactions. The May 2023 Unsecured Notes, the Euro Notes and the April 2025 Unsecured Notes accrue interest at the rate of 5.875%, 4.50% and 6.125% per year, respectively, payable semi-annually in arrears.
On March 8, 2019 and May 23, 2019, the Company repurchased $584 million and $1,118 million of May 2023 Unsecured Notes as part of the March 2019 Refinancing Transactions and the May 2019 Refinancing Transactions (as defined below), respectively, and on October 3, 2019, the Company repaid an additional $100 million of May 2023 Unsecured Notes using cash on hand. On December 18, 2019, the Company issued a conditional notice of redemption to redeem $1,240 million of

May 2023 Unsecured Notes on January 16, 2020. On December 30, 2019, the Company received the proceeds associated with the December 2019 Financing and Refinancing Transactions (as defined below), satisfying the condition included in this conditional notice of redemption. On January 16, 2020, the Company redeemed $1,240 million aggregate principal amount of May 2023 Unsecured Notes.
The Company may redeem all or a portion of the April 2025 Unsecured Notes at any time prior to April 15, 2020 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. The Company may redeem all or a portion of the May 2023 Unsecured Notes or the Euro Notes and, on or after April 15, 2020, the Company may redeem all or a portion of the April 2025 Unsecured Notes, at the redemption prices applicable to each series of such notes, as set forth in the applicable indenture, plus accrued and unpaid interest to the date of redemption.
9.00% Senior Unsecured Notes due 2025 - December 2017 Refinancing Transactions
On December 18, 2017, the Company issued $1,500 million aggregate principal amount of 9.00% Senior Unsecured Notes due 2025 (the “December 2025 Unsecured Notes”) in a private placement, the net proceeds of which were used to repurchase $1,500 million in aggregate principal amount of previously outstanding senior unsecured notes (the “December 2017 Refinancing Transactions”). The related fees and expenses were paid using cash on hand. The December 2025 Unsecured Notes accrue interest at the rate of 9.00% per year, payable semi-annually in arrears on each of June 15 and December 15.
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
9.25% Senior Unsecured Notes due 2026 - March 2018 Refinancing Transactions
On March 26, 2018, BHA issued $1,500 million in aggregate principal amount of 9.25% Senior Unsecured Notes due 2026 (the “April 2026 Unsecured Notes”) in a private placement, the net proceeds of which, and cash on hand, were used to repurchase $1,500 million in aggregate principal amount of unsecured notes. All fees and expenses associated with these transactions were paid with cash on hand (collectively, the “March 2018 Refinancing Transactions”). The March 2018 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $26 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. The April 2026 Unsecured Notes accrue interest at the rate of 9.25% per year, payable semi-annually in arrears on each of April 1 and October 1.
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
8.50% Senior Unsecured Notes due 2027 - June 2018 Refinancing Transactions and March 2019 Refinancing Transactions
As part of the June 2018 Refinancing Transactions, BHA issued $750 million in aggregate principal amount of January 2027 Unsecured Notes in a private placement, the net proceeds of which, when combined with the remaining net proceeds from the June 2025 Term Loan B Facility and cash on hand, were deposited with The Bank of New York Mellon Trust Company, N.A., as trustee under the indentures governing the June 2018 Unsecured Refinanced Debt, to redeem the June 2018 Unsecured Refinanced Debt at its aggregate redemption price and the indentures governing the June 2018 Unsecured Refinanced Debt were discharged. The January 2027 Unsecured Notes accrue interest at the rate of 8.50% per year, payable semi-annually in arrears on each of January 31 and July 31.
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
7.00% Senior Unsecured Notes due 2028 and 7.25% Senior Unsecured Notes due 2029 - May 2019 Refinancing Transactions
On May 23, 2019, the Company issued: (i) $750 million aggregate principal amount of 7.00% Senior Unsecured Notes due January 2028 (the "7.00% January 2028 Unsecured Notes") and (ii) $750 million aggregate principal amount of 7.25% Senior Unsecured Notes due May 2029 (the "May 2029 Unsecured Notes"), respectively, in a private placement. The proceeds and cash on hand were used to: (i) repurchase $1,118 million of May 2023 Unsecured Notes, (ii) repurchase $382 million of March 2023 Unsecured Notes and (iii) pay all fees and expenses associated with these transactions (collectively, the “May 2019 Refinancing Transactions”). The May 2019 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $32 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. Interest on the 7.00% January 2028 Unsecured Notes is payable semi-annually in arrears on each January 15 and July 15. Interest on the May 2029 Unsecured Notes is payable semi-annually in arrears on each May 30 and November 30.
The 7.00% January 2028 Unsecured Notes and the May 2029 Unsecured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2023 and May 30, 2024, respectively, at the redemption prices set forth in the respective indenture. The Company may redeem some or all of the 7.00% January 2028 Unsecured Notes or the May 2029 Unsecured Notes prior to January 15, 2023 and May 30, 2024, respectively, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to July 15, 2022, and May 30, 2022, the Company may redeem up to 40% of the aggregate principal amount of the 7.00% January 2028 Unsecured Notes or the May 2029 Unsecured Notes, respectively, using the proceeds of certain equity offerings at the redemption price set forth in the respective indenture.
5.00% Senior Unsecured Notes due 2028 and 5.25% Senior Unsecured Notes due 2030 - December 2019 Financing and Refinancing Transactions
On December 30, 2019, the Company issued: (i) $1,250 million aggregate principal amount of 5.00% Senior Unsecured Notes due January 2028 (the "5.00% January 2028 Unsecured Notes") and (ii) $1,250 million aggregate principal amount of 5.25% Senior Unsecured Notes due January 2030 (the "January 2030 Unsecured Notes") in a private placement. The proceeds and cash on hand were used to: (i) redeem $1,240 million of May 2023 Unsecured Notes on January 16, 2020, (ii) finance the $1,210 million settlement of certain U.S. Securities litigation as discussed in Note 21, "LEGAL PROCEEDINGS" and (iii) pay all fees and expenses associated with these transactions (collectively, the "December 2019 Financing and Refinancing Transactions").
Interest on the 5.00% January 2028 Unsecured Notes is payable semi-annually in arrears on each January 30 and July 30. Interest on the January 2030 Unsecured Notes is payable semi-annually in arrears on each January 30 and July 30. The 5.00% January 2028 Unsecured Notes and the January 2030 Unsecured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 30, 2023 and January 30, 2025, respectively, at the redemption prices set forth in the respective indenture. The Company may redeem some or all of the 5.00% January 2028 Unsecured Notes or the January 2030 Unsecured Notes prior to January 30, 2023 and January 30, 2025, respectively, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to January 30, 2023, the Company may redeem up to 40% of the aggregate principal amount of the 5.00% January 2028 Unsecured Notes or the January 2030 Unsecured Notes using the proceeds of certain equity offerings at the redemption price set forth in the respective indenture.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company's outstanding debt obligations as of December 31, 2019 and 2018 was 6.21% and 6.23%, respectively.

Maturities and Mandatory Payments
Maturities and mandatory payments of debt obligations for the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
2020	$1,240
2021	103
2022	1,553
2023	2,595
2024	2,303
Thereafter	18,394
Total gross maturities	26,188
Unamortized discounts	(293)
Total long-term debt and other	$25,895
On December 18, 2019, the Company issued a conditional notice of redemption to redeem $1,240 million of May 2023 Unsecured Notes on January 16, 2020. On December 30, 2019, the Company received the proceeds associated with the December 2019 Financing and Refinancing Transactions, satisfying the condition included in the conditional notice of redemption. On January 16, 2020, the Company repaid $1,240 million aggregate principal amount of May 2023 Unsecured Notes which were due in 2020 in the table above.
Under the Restated Credit Agreement, there is no Excess Cash Flow payment due for 2019.

12.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company has defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers a closed grandfathered group of legacy Bausch & Lomb Holdings Incorporated (‘‘B&L’’) U.S. employees and employees in certain other countries. The U.S. defined benefit accruals were frozen as of December 31, 2004 and benefits that were earned up to December 31, 2004 were preserved. Participants continue to earn interest credits on their cash balance. The most significant non-U.S. plans are two defined benefit plans in Ireland. In 2011, both Ireland defined benefit plans were closed to future service benefit accruals; however, additional accruals related to annual salary increases continued. In December 2014, one of the Ireland defined benefit plans was amended effective August 2014 to eliminate future benefit accruals related to salary increases. All of the pension benefits accrued through the plan amendment date were preserved. As a result of the plan amendment, there are no active plan participants accruing benefits under the amended Ireland defined benefit plan. The U.S. postretirement benefit plan was amended effective January 1, 2005 to eliminate employer contributions after age 65 for participants who did not meet the minimum requirements of age and service on that date. The employer contributions for medical and prescription drug benefits for participants retiring after March 1, 1989 were frozen effective January 1, 2010. Effective January 1, 2014, the Company no longer offers medical and life insurance coverage to new retirees.
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

The amounts included in Accumulated other comprehensive loss as of December 31, 2019, and 2018 were as follows:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2019	2018	2019	2018	2019	2018
Unrecognized actuarial losses	$(20)	$(31)	$(65)	$(50)	$(2)	$(1)
Unrecognized prior service credits	$—	$—	$26	$27	$14	$17
Of the December 31, 2019 amounts, the Company expects to recognize $3 million and $1 million of unrecognized prior service credits related to the U.S. postretirement benefit plan and the non-U.S. defined benefit plans, respectively, in net periodic (benefit) cost during 2020. In addition, the Company expects to recognize $2 million of unrecognized actuarial losses related to the non-U.S. pension benefit plans in net periodic (benefit) cost during 2020.
Net Periodic (Benefit) Cost
The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan in 2019, 2018 and 2017:

	Pension Benefit Plans						U.S. Postretirement Benefit Plan
	U.S. Plan			Non-U.S. Plans
(in millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$2	$2	$2	$3	$3	$3	$—	$—	$—
Interest cost	8	7	8	5	5	5	1	1	2
Expected return on plan assets	(13)	(15)	(13)	(5)	(5)	(5)	—	—	—
Amortization of net loss	—	—	—	1	1	2	—	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(1)	(2)	(2)	(3)
Other	—	—	—	1	—	—	—	—	—
Net periodic (benefit) cost	$(3)	$(6)	$(3)	$4	$3	$4	$(1)	$(1)	$(1)

Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status for 2019 and 2018:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2019	2018	2019	2018	2019	2018
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$214	$234	$235	$254	$41	$48
Service cost	2	2	3	3	—	—
Interest cost	8	7	5	5	1	1
Employee contributions	—	—	—	—	1	1
Settlements	—	—	(2)	(2)	—	—
Benefits paid	(15)	(16)	(8)	(5)	(4)	(5)
Actuarial losses (gains)	18	(13)	30	(10)	2	(4)
Currency translation adjustments	—	—	(4)	(10)	—	—
Projected benefit obligation, end of year	227	214	259	235	41	41
Change in Plan Assets
Fair value of plan assets, beginning of year	187	206	147	155	—	—
Actual return on plan assets	42	(11)	17	(2)	—	—
Employee contributions	—	—	—	—	1	1
Company contributions	2	8	10	7	3	4
Settlements	—	—	(2)	(2)	—	—
Benefits paid	(15)	(16)	(8)	(5)	(4)	(5)
Currency translation adjustments	—	—	(3)	(6)	—	—
Fair value of plan assets, end of year	216	187	161	147	—	—
Funded Status at end of year	$(11)	$(27)	$(98)	$(88)	$(41)	$(41)
Recognized as:
Accrued and other current liabilities	$—	$—	$(2)	$(2)	$(5)	$(5)
Other non-current liabilities	$(11)	$(27)	$(96)	$(86)	$(36)	$(36)

A number of the Company’s pension benefit plans were underfunded as of December 31, 2019 and 2018, having accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded pension benefit plans is as follows:

	U.S. Plan		Non-U.S. Plans
(in millions)	2019	2018	2019	2018
Projected benefit obligation	$227	$214	$259	$235
Accumulated benefit obligation	227	214	251	225
Fair value of plan assets	216	187	161	147

The Company’s policy for funding its pension benefit plans is to make contributions that meet or exceed the minimum statutory funding requirements. These contributions are determined based upon recommendations made by the actuary under accepted actuarial principles. In 2020, the Company expects to contribute $3 million, $9 million and $5 million to the U.S. pension benefit plan, the non-U.S. pension benefit plans and the U.S. postretirement benefit plan, respectively. The Company plans to use postretirement benefit plan assets and cash on hand, as necessary, to fund the U.S. postretirement benefit plan benefit payments in 2020.

Estimated Future Benefit Payments
Future benefit payments over the next 10 years for the pension benefit plans and the postretirement benefit plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension Benefit Plans		U.S. Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
2020	$14	$5	$5
2021	18	6	4
2022	18	6	4
2023	17	6	4
2024	16	6	3
2025-2029	77	33	13

Assumptions
The weighted-average assumptions used to determine net periodic benefit costs and benefit obligations for 2019, 2018 and 2017 were as follows:

	Pension Benefit Plans			U.S. Postretirement Benefit Plan
	2019	2018	2017	2019	2018	2017
For Determining Net Periodic (Benefit) Cost
U.S. Plans:
Discount rate	4.25%	3.56%	4.04%	4.16%	3.47%	3.85%
Expected rate of return on plan assets	7.25%	7.50%	7.50%	—	—	—
Rate of compensation increase	—	—	—	—	—	—
Non-U.S. Plans:
Discount rate	2.39%	2.29%	2.08%
Expected rate of return on plan assets	3.46%	3.66%	3.84%
Rate of compensation increase	2.89%	2.87%	2.64%

	Pension Benefit Plans		U.S. Postretirement Benefit Plan

	2019	2018	2019	2018
For Determining Benefit Obligation
U.S. Plans:
Discount rate	3.16%	4.25%	3.04%	4.16%
Rate of compensation increase	—	—	—	—
Non-U.S. Plans:
Discount rate	1.68%	2.39%
Rate of compensation increase	3.05%	2.89%

The expected long-term rate of return on plan assets was developed based on a capital markets model that uses expected asset class returns, variance and correlation assumptions. The expected asset class returns were developed starting with current Treasury (for the U.S. pension plan) or Eurozone (for the Ireland pension plans) government yields and then adding corporate bond spreads and equity risk premiums to develop the return expectations for each asset class. The expected asset class returns are forward-looking. The variance and correlation assumptions are also forward-looking. They take into account historical relationships, but are adjusted to reflect expected capital market trends. The expected return on plan assets for the Company’s U.S. pension plan for 2019 was 7.25%. The expected return on plan assets for the Company’s Ireland pension plans was 3.50% for 2019.
The discount rate used to determine benefit obligations represents the current rate at which the benefit plan liabilities could be effectively settled considering the timing of expected payments for plan participants.
The 2020 expected rate of return for the U.S. pension benefit plan will be 6.25%. The 2020 expected rate of return for the Ireland pension benefit plans will be 3.00%.

Pension Benefit Plans Assets
Pension benefit plan assets are invested in several asset categories. The following presents the actual asset allocation as of December 31, 2019 and 2018:

	2019	2018
U.S. Plan
Equity securities	55%	52%
Fixed income securities	44%	47%
Other	1%	1%
Non-U.S. Plans
Cash and cash equivalents	6%	5%
Equity securities	25%	20%
Fixed income securities	64%	69%
Other	6%	6%

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
The table below presents total plan assets by investment category as of December 31, 2019 and 2018 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value. There were no transfers between Level 1 and Level 2 during 2019 and 2018.

	Pension Benefit Plans - U.S. Plans
	December 31, 2019				December 31, 2018
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$1	$—	$—	$1	$2	$—	$—	$2
Commingled funds:
Equity securities:
U.S. broad market	—	64	—	64	—	51	—	51
Emerging markets	—	15	—	15	—	13	—	13
Worldwide developed markets	—	26	—	26	—	21	—	21
Other assets	—	15	—	15	—	13	—	13
Fixed income securities:
Investment grade	—	95	—	95	—	87	—	87
	$1	$215	$—	$216	$2	$185	$—	$187

	Pension Benefit Plans - Non-U.S. Plans
	December 31, 2019				December 31, 2018
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$—	$9	$—	$9	$—	$7	$—	$7
Commingled funds:
Equity securities:
Emerging markets	—	2	—	2	—	1	—	1
Worldwide developed markets	—	38	—	38	—	29	—	29
Fixed income securities:
Investment grade	—	9	—	9	—	9	—	9
Global high yield	—	3	—	3	—	2	—	2
Government bond funds	1	90	—	91	—	90	—	90
Other assets	—	8	1	9	—	9	—	9
	$1	$159	$1	$161	$—	$147	$—	$147

Cash equivalents consisted primarily of term deposits and money market instruments. The fair value of the term deposits approximates their carrying amounts due to their short term maturities. The money market instruments also have short maturities and are valued using a market approach based on the quoted market prices of identical instruments.
Commingled funds are not publicly traded. The underlying assets in these funds are publicly traded on the exchanges and have readily available price quotes. The Ireland pension plans held approximately 95% of the non-U.S. commingled funds in 2019 and 2018. The commingled funds held by the U.S. and Ireland pension plans are primarily invested in index funds.
The underlying assets in the fixed income funds are generally valued using the net asset value per fund share, which is derived using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S., Ireland and certain other countries. Under these plans, employees are allowed to contribute a portion of their salaries to the plans, and the Company matches a portion of the employee contributions. The Company contributed $41 million, $36 million and $22 million to these plans during the years ended December 31, 2019, 2018 and 2017, respectively.

13.	LEASES
Right-of-use assets and lease liabilities associated with the Company's operating leases are included in the Consolidated Balance Sheet as of December 31, 2019 as follows:

(in millions)
Right-of-use assets included in:
Other non-current assets	$271
Lease liabilities included in:
Accrued and other current liabilities	$53
Other non-current liabilities	240
Total lease liabilities	$293

As of December 31, 2019, the Company's finance leases were not material and for the year 2019 sub-lease income and short-term lease expense were not material. Lease expense for the year 2019 includes:

(in millions)
Operating lease costs	$62
Variable operating lease costs	$16

Other information related to operating leases for 2019 is as follows:

(dollars in millions)
Cash paid from operating cash flows for amounts included in the measurement of lease liabilities	$73
Right-of-use assets obtained in exchange for new operating lease liabilities	$47
Weighted-average remaining lease term	8.2 years
Weighted-average discount rate	6.2%

Right-of-use assets obtained in exchange for new operating lease liabilities during the year ended December 31, 2019 of $47 million in the table above does not include $282 million of right-of-use assets recognized upon adoption of the new standard for accounting for leases on January 1, 2019. See Note 2, "SIGNIFICANT ACCOUNTING POLICIES" for further detail regarding the impact of adoption.
As of December 31, 2019, future payments under noncancelable operating leases for each of the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
2020	$70
2021	55
2022	42
2023	37
2024	30
Thereafter	149
Total	383
Less: Imputed interest	90
Present value of remaining lease payments	293
Less: Current portion	53
Non-current portion	$240

Upon adopting the new lease guidance, the Company elected the modified retrospective approach without revising prior periods. Accordingly, rental expense related to operating lease agreements was $92 million and $102 million for 2018 and 2017, respectively, and the Company is providing the following table of future payments under noncancelable operating leases as of December 31, 2018, for each of the five succeeding years ending December 31 and thereafter as previously disclosed under prior accounting guidance:

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
Approximately 9,864,000 common shares were available for future grants as of December 31, 2019. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plans.
The components and classification of share-based compensation expense related to stock options and RSUs for the years 2019, 2018 and 2017 were as follows:

(in millions)	2019	2018	2017
Stock options	$21	$23	$18
RSUs	81	64	69
Share-based compensation expense	$102	$87	$87

Research and development expenses	$9	$9	$8
Selling, general and administrative expenses	93	78	79
Share-based compensation expense	$102	$87	$87

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
The fair values of all stock options granted for the years 2019, 2018 and 2017 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2019	2018	2017
Expected stock option life (years)	3.0	3.0	3.0
Expected volatility	46.5%	54.0%	67.3%
Risk-free interest rate	2.5%	2.7%	1.8%
Expected dividend yield	—%	—%	—%

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

The following table summarizes stock option activity during 2019:

(in millions, except per share amounts)	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2019	5.9	$27.88
Granted	1.7	$23.19
Exercised	(0.3)	$16.03
Expired or forfeited	(0.2)	$37.27
Outstanding, December 31, 2019	7.1	$26.99	7.5	$61
Vested and expected to vest, December 31, 2019	6.7	$27.43	7.4	$57
Vested and exercisable, December 31, 2019	3.6	$34.27	6.5	$24

The weighted-average fair values of all stock options granted in 2019, 2018 and 2017 were $8.45, $7.83 and $5.97, respectively. The total intrinsic values of stock options exercised in 2019, 2018 and 2017 were $3 million, $1 million and $1 million, respectively. Proceeds received on the exercise of stock options in 2019, 2018 and 2017 were $5 million, $2 million and $1 million, respectively.
As of December 31, 2019, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $11 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.5 years. The total fair value of stock options vested in 2019, 2018 and 2017 were $18 million, $17 million and $20 million, respectively.
RSUs
RSUs generally vest on the first or third anniversary date from the date of grant or 33% a year over a three-year period. Annual RSUs granted to non-management directors vest immediately prior to the next Annual Meeting of Shareholders. Pursuant to the applicable unit agreement, certain RSUs may be subject to the attainment of any applicable performance goals specified by the Board of Directors. If the vesting of the RSUs is conditional upon the attainment of performance goals, any RSUs that do not vest as a result of a determination that the prescribed performance goals failed to be attained will be forfeited immediately upon such determination. RSUs are credited with dividend equivalents, in the form of additional RSUs, when dividends are paid on the Company’s common shares. Such additional RSUs will have the same vesting dates and will vest under the same terms as the RSUs in respect of which such additional RSUs are credited.
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
The following table summarizes non-vested time-based RSU activity during 2019:

(in millions, except per share amounts)	Time-Based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2019	5.8	$18.29
Granted	3.1	$24.13
Vested	(1.9)	$17.88
Forfeited	(0.9)	$23.77
Non-vested, December 31, 2019	6.1	$20.54

As of December 31, 2019, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $56 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.6 years. The total fair value of time-based RSUs vested in 2019, 2018 and 2017 were $34 million, $30 million and $58 million, respectively.
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
The fair value of each TSR performance-based RSU granted during 2019, 2018 and 2017 was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. The fair value of the ROTC performance-based RSUs is estimated based on the trading price of the Company’s common shares on the date of grant. Expense recognized for the ROTC performance-based RSUs in each reporting period reflects the Company’s latest estimate of the number of ROTC performance-based RSUs that are expected to vest. If the ROTC performance-based RSUs do not ultimately vest due to the ROTC targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
The fair values of TSR performance-based RSUs granted during 2019, 2018 and 2017 were estimated with the following assumptions:

	2019	2018	2017
Contractual term (years)	3.0	3.0	3.0
Expected Company share volatility	46.5%	54.2%	67.2% - 77.2%
Risk-free interest rate	2.5%	2.7%	1.7% - 1.8%

The expected company share volatility was determined based on implied volatility in the market traded options of the Company’s common stock. The risk-free interest rate was determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the performance-based RSUs.
The following table summarizes non-vested performance-based RSU activity during 2019:

(in millions, except per share amounts)	Performance-based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2019	1.5	$34.06
Granted	1.0	$29.52
Vested	(0.3)	$48.42
Forfeited	(0.2)	$91.76
Non-vested, December 31, 2019	2.0	$25.80

During 2019, the Company granted approximately 959,000 performance-based RSUs, consisting of approximately 454,000 units of TSR performance-based RSUs with an average grant date fair value of $34.53 per RSU and approximately 505,000 units of ROTC performance-based RSUs with a weighted-average grant date fair value of $25.03 per RSU.
As of December 31, 2019, the total remaining unrecognized compensation expense related to non-vested performance-based RSUs amounted to $28 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.6 years. A maximum of approximately 3,486,000 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2019.
In connection with the 2018 grant of long-term incentive awards with an aggregate value of $10 million, approximately 933,000 performance-based RSUs received by the Company’s Chief Executive Officer ("CEO") upon his hire in 2016 were canceled, and the shares underlying those performance-based RSUs were permanently retired and are not available for future grants under the 2014 Plan. The CEO's long-term incentive award was accounted for as an award modification whereby the Company continues to recognize the unamortized compensation associated with the original award plus the incremental fair value of the new award measured at the date of grant, over the vesting period of the new award.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss as of December 31, 2019 and 2018 consists of:

(in millions)	2019	2018
Foreign currency translation adjustment	$(2,046)	$(2,111)
Pension adjustment, net of tax	(40)	(26)
	$(2,086)	$(2,137)

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
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs for the years 2019, 2018 and 2017 consists of:

(in millions)	2019	2018	2017
Product related research and development	$434	$376	$328
Quality assurance	37	37	33
Research and development	$471	$413	$361

17.	OTHER EXPENSE (INCOME), NET
Other expense (income), net for the years 2019, 2018 and 2017 consists of:

(in millions)	2019	2018	2017
Gain on the Skincare Sale	$—	$—	$(309)
Gain on the iNova Sale	—	—	(309)
Gain on the Dendreon Sale	—	—	(97)
Loss on the Sprout Sale	—	—	98
Net (gain) loss on other sales of assets	(31)	6	37
Litigation and other matters	1,401	(27)	226
Acquired in-process research and development costs	41	1	5
Acquisition-related costs	8	1	—
Other, net	(5)	(1)	1
Other expense (income), net	$1,414	$(20)	$(348)

In 2019, Litigation and other matters of $1,401 million includes the settlement of a legacy U.S. securities class action matter (which is subject to final court approval). In 2018, Litigation and other matters of $27 million includes a favorable adjustment of $40 million related to the Salix legacy litigation matter. In 2017, Litigation and other matters of $226 million includes: (i) $96 million related to the settlement of the Allergan shareholder class actions, (ii) $93 million related to the settlement of the Solodyn® antitrust class actions litigation and (iii) $20 million related to the Mimetogen Pharmaceuticals litigation. These matters and other significant matters are discussed in further detail in Note 21, "LEGAL PROCEEDINGS".
In 2019, Net (gain) loss on other sales of assets includes $20 million related to the achievement of a milestone related to a certain product. In 2019, Acquired in-process research and development costs includes $38 million of in-process research and development costs associated with the upfront payments to enter into certain exclusive licensing agreements.

18.	INCOME TAXES
The components of Loss before benefit from income taxes for 2019, 2018 and 2017 consist of:

(in millions)	2019	2018	2017
Domestic	$(2,396)	$(1,475)	$(2,032)
Foreign	559	(2,679)	291
	$(1,837)	$(4,154)	$(1,741)

The components of Benefit from income taxes for 2019, 2018 and 2017 consist of:

(in millions)	2019	2018	2017
Current:
Domestic	$(12)	$—	$(20)
Foreign	(116)	(327)	(146)
	(128)	(327)	(166)
Deferred:
Domestic	(5)	17	(2)
Foreign	187	320	4,313
	182	337	4,311
	$54	$10	$4,145

The Benefit from income taxes differs from the expected amount calculated by applying the Company’s Canadian statutory rate of 26.9% to Loss before benefit from income taxes for 2019, 2018 and 2017 as follows:

(in millions)	2019	2018	2017
Loss before benefit from income taxes	$(1,837)	$(4,154)	$(1,741)
Benefit from income taxes
Expected benefit from income taxes at Canadian statutory rate	$494	$1,117	$468
Non-deductible amount of share-based compensation	(7)	(10)	(37)
Adjustments to tax attributes	(99)	(4)	(242)
Impact of changes in enacted income tax rates	—	—	747
Change in valuation allowance related to foreign tax credits and NOLs	21	(3)	139
Change in valuation allowance on Canadian deferred tax assets and tax rate changes	(142)	(875)	(360)
Change in uncertain tax positions	(350)	(47)	(65)
Foreign tax rate differences	186	(3)	933
Non-deductible portion of Goodwill impairments	—	(488)	(139)
Tax differences on divestitures of businesses	—	—	203
Tax benefit on intra-entity transfers	—	356	2,480
Other	(49)	(33)	18
	$54	$10	$4,145

Deferred tax assets and liabilities as of December 31, 2019 and 2018 consist of:

(in millions)	2019	2018
Deferred tax assets:
Tax loss carryforwards	$2,911	$2,886
Provisions	641	519
Research and development tax credits	155	143
Scientific Research and Experimental Development pool	52	52
Tax credit carryforwards	25	46
Deferred revenue	5	4
Unrealized FX on U.S. dollar debt and other financing cost	94	262
Prepaid expenses	41	44
Share-based compensation	19	24
Other	23	—
Total deferred tax assets	3,966	3,980
Less valuation allowance	(2,831)	(2,913)
Net deferred tax assets	1,135	1,067
Deferred tax liabilities:
Intangible assets	53	163
Plant, equipment and technology	56	55
Outside basis differences	41	29
Other	—	29
Total deferred tax liabilities	150	276
Net deferred tax asset (liability)	$985	$791

On December 22, 2017, the Tax Act was signed into law and included a number of changes in the U.S. tax law, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Tax Act also implemented a modified territorial tax system that included a one-time transition tax on the accumulated previously untaxed earnings of foreign subsidiaries (the “Transition Toll Tax”) equal to 15.5% (reinvested in liquid assets) or 8% (reinvested in non-liquid assets). At the taxpayer's election, the Transition Toll Tax can be paid over an eight-year period without interest, starting in 2018. The Company elected not to use this option and instead used a portion of its U.S. net operating losses ("NOLs") to offset this income inclusion.
The Tax Act also includes two U.S. tax base erosion provisions: (i) the base-erosion and anti-abuse tax (“BEAT”) and (ii) the global intangible low-taxed income (“GILTI”). BEAT provides a minimum tax on U.S. tax deductible payments made to related foreign parties after December 31, 2017. GILTI requires an entity to include in its U.S. taxable income the earnings of its foreign subsidiaries in excess of an allowable return on each foreign subsidiary’s depreciable tangible assets. Accounting guidance provides that the impacts of GILTI can be included in the consolidated financial statements either by recording the impacts in the period in which GILTI has been incurred or by adjusting deferred tax assets or liabilities in the period of enactment related to basis differences expected to reverse as a result of the GILTI provisions in future years. The Company elected to provide for the GILTI tax in the period in which it is incurred and, therefore, the 2017 benefit for income taxes did not include a provision for GILTI. Income tax expense for years after 2017 includes the effects of the Tax Act including both GILTI and BEAT.
As part of the Tax Act, the Company’s U.S. interest expense is subject to limitation rules which limit U.S. interest expense to 30% of adjusted taxable income, defined similar to EBITDA through 2021 and EBIT thereafter. Disallowed interest can be carried forward indefinitely and any unused interest deduction assessed for recoverability. The Company considered such provisions in 2018 and 2019 and expects to fully utilize any interest carry forwards in future periods.
The Company’s Benefit from income taxes for the year 2017 included provisional net tax benefits of $975 million attributable to the Tax Act which included: (i) the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future of $774 million, (ii) the one-time Transition Toll Tax of $88 million and (iii) the decrease in deferred tax assets attributable to certain legal accruals, the deductibility of which is uncertain for U.S. federal income tax purposes, of $10 million. The Company utilized NOLs to offset the provisionally determined $88 million Transition Toll Tax and therefore no amount was recorded as payable. The Company previously provided for residual U.S. federal income tax on its outside basis differences in certain foreign subsidiaries which, due to the Tax Act, are no longer taxable. As such, the Company's residual U.S. federal income tax liability of $299 million prior to the Tax Act was reversed and the Company recognized a deferred tax benefit of $299 million in the fourth quarter of 2017.
The provisional amounts included in Benefit from income taxes for the year 2017, including the Transition Toll Tax, were finalized during 2018. Differences between the provisional net income tax benefits provided for the year 2017 attributable to the Tax Act of $975 million, as previously disclosed, and the benefit for income taxes as finalized are included in the Benefit from income taxes for 2018 and were not material to the Company’s financial results for the year 2018.
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
In 2017, the Company liquidated its top U.S. subsidiary (Biovail Americas Corp.) in a taxable transaction that resulted in a taxable loss which was of a character that offset certain gains from internal restructurings and third-party divestitures, the excess of which was, under U.S. tax law, able to be carried back to offset previously recognized gains in 2016, 2015 and 2014. This carryback resulted in an increase in the deferred tax asset for NOLs previously utilized against such gains. In connection with this taxable transaction, the Company recognized a net income tax benefit of approximately $400 million related to the carryback of losses and reversed a previously established deferred tax liability of approximately $1,900 million.
The realization of deferred tax assets is dependent on the Company generating sufficient domestic and foreign taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies. As a result of taxable losses in Canada as offset by a reduction of deferred tax assets due to internal restructurings, the valuation allowance decreased by $82 million during 2019 and increased by $912 million during 2018. Given the Company’s history of pre-tax losses and expected future losses in Canada, the Company maintained that there was insufficient objective evidence to release the valuation allowance against Canadian tax loss carryforwards, International Tax Credits (“ITC”) and pooled Scientific Research and Experimental Development Tax Incentive (“SR&ED”) expenditures. The Canadian valuation allowance represents a material portion of the Company's total valuation allowance.
As of December 31, 2019 and 2018, the Company had accumulated taxable losses available to offset future years’ federal and provincial taxable income in Canada of approximately $7,441 million and $5,655 million, respectively.  As of December 31, 2019 and 2018, unclaimed ITCs available to offset future federal taxes in Canada were approximately $34 million and $34 million, respectively, which expire in the years 2020 through 2036.  In addition, as of December 31, 2019 and 2018, pooled SR&ED expenditures available to offset against future taxable income in Canada were approximately $192 million and $192 million, respectively, which may be carried forward indefinitely. As of December 31, 2019 and 2018, a full valuation allowance against the net Canadian deferred tax assets has been provided of $2,461 million and $2,470 million, respectively.
As of December 31, 2019 and 2018, the Company had accumulated taxable losses available to offset future years' federal taxable income in the U.S. of approximately $636 million and $1,552 million, respectively, including acquired losses which expire in the years 2021 through 2037. While the remaining taxable losses are subject to multiple annual loss limitations as a result of previous ownership changes, the Company believes that the recoverability of the deferred tax assets associated with these taxable losses are more likely than not to be realized. As of December 31, 2019 and 2018 U.S. research and development credits available to offset future years' federal income taxes in the U.S. were approximately $106 million and $97 million, respectively, which includes acquired research and development credits and which expire in the years 2021 through 2038. The Company intends to amend prior U.S. tax filings in order to deduct foreign taxes rather than take a foreign tax credit. Therefore, during 2017, the Company reversed the deferred tax asset and associated valuation allowance of approximately $342 million in U.S. foreign tax credits, including acquired U.S. foreign tax credits. The Company recorded a deferred tax benefit of $84 million for such deduction and adjusted its expected NOL carryforward accordingly. In conjunction with the Sprout Sale in 2017, the Company recognized a capital loss and established a valuation allowance on the portion of the loss for which a benefit is not expected to be realized. Previously valued capital loses utilized during 2019 were not material.
As of December 31, 2019 and 2018, the Company had accumulated taxable losses available to offset future years’ taxable income in Ireland of approximately $6,765 million and $5,495 million, respectively.  As of December 31, 2019 and 2018, the Company recognized a capital loss and established a valuation allowance on the portion of the loss for which a benefit is not expected to be realized.
The Company provides for Canadian tax on the unremitted earnings of its direct foreign affiliates except for its direct U.S. subsidiaries. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated. As of December 31, 2019, the Company estimates there will be no tax liability attributable to the permanently reinvested U.S. earnings.
As of December 31, 2019 and 2018, unrecognized tax benefits (including interest and penalties) were $1,002 million and $654 million, of which $355 million and $345 million would affect the effective income tax rate, respectively. In 2019 and 2018, the remaining unrecognized tax benefits would not impact the effective tax rate as the tax positions are offset against existing tax attributes or are timing in nature. In 2019 and 2018, the Company recognized net increases to unrecognized tax benefits for current year tax positions of $362 million and $18 million, respectively. The Company recognized a net reduction of $13 million during 2019 and a net increase of $38 million during 2018 in the unrecognized tax benefits related to tax positions taken in the prior years.
The Company provides for interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2019 and 2018, accrued interest and penalties related to unrecognized tax benefits were approximately $45 million and $42 million, respectively. In 2019 and 2018, the Company recognized a net increase of approximately $3 million and $1 million of interest and penalties, respectively.
The Company and one or more of its subsidiaries file federal income tax returns in Canada, the U.S., and other foreign jurisdictions, as well as various provinces and states in Canada and the U.S. The Company and its subsidiaries have open tax years, primarily from 2005 to 2018, with significant taxing jurisdictions, respectively, including Canada and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations and tax treaties, as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. Certain of these tax years are expected to remain open indefinitely.

Jurisdiction:	Open Years
United States - Federal	2014 - 2018
Canada	2005 - 2018
Germany	2013 - 2018
France	2013 - 2018
China	2015 - 2018
Ireland	2015 - 2018
Netherlands	2018
Australia	2011 - 2018

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
The Company is currently under examination by the Canada Revenue Agency for four separate cycles: (a) years 2005 through 2006, (b) years 2007 through 2009, (c) years 2012 through 2013 and (d) years 2014 through 2015. The Company received from the Canada Revenue Agency a proposed audit adjustment for the years 2005 through 2009. The Company disagrees with the adjustments and has filed the respective Notices of Objection. The total proposed adjustment will result in a loss of tax attributes which are subject to a full valuation allowance and will not result in material change to the provision for income taxes. The Canada Revenue Agency audits of the 2010 and 2011 tax years were closed in 2016, and resulted in no material adjustments. The Company received an assessment for certain transfer pricing matters in 2012 and 2013 for CAD 85 million and CAD 90 million, respectively.  The Company disagrees with the adjustments and has filed a Notice of Objection for 2012 and will file an objection for 2013.  Of the total proposed adjustments, all but CAD 3 million will result in a loss of tax attributes which are subject to a full valuation allowance and will not result in a material change to the provision for income taxes.
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
The following table presents a reconciliation of the unrecognized tax benefits for 2019, 2018 and 2017:

(in millions)	2019	2018	2017
Balance, beginning of year	$654	$598	$423
Additions based on tax positions related to the current year	361	18	145
Additions for tax positions of prior years	63	55	57
Reductions for tax positions of prior years	(58)	(11)	(18)
Lapse of statute of limitations	(18)	(6)	(9)
Balance, end of year	$1,002	$654	$598

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2019 could decrease by approximately $110 million in the next twelve months as a result of the resolution of certain tax audits and other events.

19.	(LOSS) EARNINGS PER SHARE
(Loss) earnings per share attributable to Bausch Health Companies Inc. for 2019, 2018 and 2017 were calculated as follows:

(in millions, except per share amounts)	2019	2018	2017
Net (loss) income attributable to Bausch Health Companies Inc.	$(1,788)	$(4,148)	$2,404

Basic weighted-average number of common shares outstanding	352.1	351.3	350.2
Dilutive effect of stock options, RSUs and other	—	—	1.6
Diluted weighted-average number of common shares outstanding	352.1	351.3	351.8

(Loss) earnings per share attributable to Bausch Health Companies Inc.
Basic	$(5.08)	$(11.81)	$6.86
Diluted	$(5.08)	$(11.81)	$6.83

In 2019 and 2018, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 5,106,000 and 3,763,000 common shares for 2019 and 2018, respectively.
Additionally, in 2019, 2018 and 2017, stock options, time-based RSUs and performance-based RSUs to purchase approximately 2,598,000, 4,185,000 and 7,050,000 common shares of the Company, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

20.	SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for 2019, 2018 and 2017 are as follows:

(in millions)	2019	2018	2017
Other Payments
Interest paid	$1,537	$1,665	$1,708
Income taxes paid	$172	$138	$179

21.	LEGAL PROCEEDINGS
From time to time, the Company becomes involved in various legal and administrative proceedings, which include product liability, intellectual property, commercial, tax, antitrust, governmental and regulatory investigations, related private litigation and ordinary course employment-related issues. From time to time, the Company also initiates actions or files counterclaims. The Company could be subject to counterclaims or other suits in response to actions it may initiate. The Company believes that the prosecution of these actions and counterclaims is important to preserve and protect the Company, its reputation and its assets. Certain of these proceedings and actions are described below. Going forward, in the Company's subsequent Quarterly Reports on Form 10-Q, the Company will only include a description of these matters to the extent there has been a material update with respect thereto during the applicable quarter or to the extent otherwise required by law.
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of December 31, 2019, the Company's Consolidated Balance Sheets includes accrued current loss contingencies of $1,397 million, inclusive of the settlement of the U.S. Securities Litigation (as discussed below) and related to other matters which the Company believes a potential resolution or settlement is both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Governmental and Regulatory Inquiries
SEC Investigation
Beginning in November 2015, the Company received from the staff of the Los Angeles Regional Office of the SEC subpoenas for documents, as well as various document, testimony and interview requests, related to its investigation of the Company, including requests concerning the Company's former relationship with Philidor Rx Services, LLC ("Philidor"), its accounting practices and policies, its public disclosures and other matters. The Company is cooperating with the SEC in this matter, has agreed to a tolling agreement with the SEC regarding certain potential claims and continues to engage in discussions with the SEC regarding resolution of the matter. Although the Company cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of the SEC investigation, the Company expects that it will likely result in damages, settlement payments, fines, penalties, consent orders or other administrative sanctions against the Company and/or certain of its former legacy directors and officers, any of which could be material. As a result, although no agreement has been reached, the Company has recorded an estimated liability based on these discussions which is included in the Company's accrued current loss contingencies. The final resolution may differ from the Company's current estimate and it could be material to the Company’s results of operations.
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
Securities and RICO Class Actions and Related Matters
U.S. Securities Litigation - Opt-Out Litigation
On December 16, 2019, the Company announced that it had agreed to settle, subject to final court approval, the consolidated securities class action filed in the U.S. District Court for the District of New Jersey (In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658).
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
On May 31, 2016, the court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658. On June 24, 2016, the lead plaintiff filed a consolidated complaint asserting claims under Sections 10(b) and 20(a) of the Exchange Act against the Company, and certain current or former officers and directors, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain current or former officers and directors, and certain other parties. The lead plaintiff seeks to bring these claims on behalf of a putative class of persons who purchased the Company’s equity securities and senior notes in the United States between January 4, 2013 and March 15, 2016, including all those who purchased the Company’s securities in the United States in the Company’s debt and stock offerings between July 2013 to March 2015. On September 13, 2016, the Company and the other defendants moved to dismiss the consolidated complaint. On April 28, 2017, the court dismissed certain claims arising out of the Company's private placement offerings and otherwise denied the motions to dismiss. On September 20, 2018, lead plaintiff filed an amended complaint, adding claims against ValueAct Capital Management L.P. and affiliated entities ("ValueAct"). On October 31, 2018, a third-party defendant, ValueAct, filed a motion to dismiss. On June 30, 2019, the Court denied the motion to dismiss and ValueAct has filed for interlocutory appeal of this decision.
On December 16, 2019, the Company, the current or former officers and directors, ValueAct, and the underwriters announced that they agreed to resolve the securities action for $1,210 million, subject to final court approval. Once approved by the court, the settlement will resolve and discharge all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. The opt-out litigations related to this matter discussed above remain ongoing. On January 10, 2020, the Company made a payment of $200 million into an escrow fund under the terms of the settlement agreement. On January 27, 2020 the court preliminarily approved the settlement and scheduled the final settlement approval hearing for May 27, 2020. The balance of the settlement will be paid in accordance with the payment schedule outlined in the settlement agreement. The opt-out litigations discussed below remain ongoing.

On June 6, 2018, a putative class action was filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. This action, captioned Timber Hill LLC, v. Valeant Pharmaceuticals International, Inc., et al., (Case No. 18-cv-10246) (“Timber Hill”), asserts securities fraud claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons who purchased call options or sold put options on the Company’s common stock during the period January 4, 2013 through August 11, 2016. On June 11, 2018, this action was consolidated with In re Valeant Pharmaceuticals International, Inc. Securities Litigation, (Case No. 15-cv-07658). On January 14, 2019, the defendants filed a motion to dismiss the Timber Hill complaint. Briefing on that motion was completed on February 13, 2019. On August 15, 2019, the Court denied the motion to dismiss the Timber Hill action, holding that this complaint was a legal nullity as a result of the June 11, 2018 consolidation order.
In addition to the consolidated putative class action, thirty-three groups of individual investors in the Company’s stock and debt securities have chosen to opt out of the consolidated putative class action and filed securities actions pending in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These actions are captioned: T. Rowe Price Growth Stock Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-5034); Equity Trustees Limited as Responsible Entity for T. Rowe Price Global Equity Fund v. Valeant Pharmaceuticals International Inc. (Case No. 16-cv-6127); Principal Funds, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-6128); BloombergSen Partners Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7212); Discovery Global Citizens Master Fund, Ltd. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7321); MSD Torchlight Partners, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7324); BlueMountain Foinaven Master Fund, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7328); Incline Global Master LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7494); VALIC Company I v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7496); Janus Aspen Series v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7497) (“Janus Aspen”); Okumus Opportunistic Value Fund, LTD v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6513) (“Okumus”); Lord Abbett Investment Trust- Lord Abbett Short Duration Income Fund, v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6365) (“Lord Abbett”); Pentwater Equity Opportunities Master Fund LTD v. Valeant Pharmaceuticals International, Inc., et al. (Case No. 17-cv-7552) ("Pentwater"); Public Employees’ Retirement System of Mississippi v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-7625) (“Mississippi”); The Boeing Company Employee Retirement Plans Master Trust v. Valeant Pharmaceuticals International Inc., et al., (Case No. 17-cv-7636) (“Boeing”); State Board of Administration of Florida v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-12808); The Regents of the University of California v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-13488); GMO Trust v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0089); Första AP Fonden v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-12088); New York City Employees’ Retirement System v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0032) (“NYCERS”); Hound Partners Offshore Fund, LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-08705) (“Hound Partners”); Blackrock Global Allocation Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0343) (“Blackrock”); Colonial First State Investments Limited As Responsible Entity for Commonwealth Global Shares Fund 1 v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0383); Bharat Ahuja v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0846); Brahman Capital Corp. v. Valeant Pharmaceuticals International, Inc (Case No. 18-cv-0893); The Prudential Insurance Company of America v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-01223) (“Prudential”); Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) ("Senzar"); 2012 Dynasty UC LLC v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-08595) ("2012 Dynasty"); Catalyst Dynamic Alpha Fund v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-12673) (“Catalyst”); Northwestern Mutual Life Insurance Co., v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-15286) (“Northwestern Mutual”); Bahaa Aly, et al. v. Valeant Pharmaceuticals International, Inc., (Case No. 18-cv-17393) (“Aly”); Office of the Treasurer as Trustee for the Connecticut Retirement Plans and Trust Funds v. Valeant Pharmaceuticals International, Inc. (Case No. 19-cv-18473) (“Connecticut”); and Delaware Public Employees’ Retirement System v. Valeant Pharmaceuticals International, Inc. (Case No. 19-cv-18475) (“Delaware”).
These individual shareholder actions assert claims under Sections 10(b), 18, and 20(a) of the Exchange Act, Sections 11, 12(a)(2), and 15 of the Securities Act, common law fraud, and negligent misrepresentation under state law, based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. Some plaintiffs additionally assert claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act and one plaintiff asserts claims under the Connecticut Uniform Securities Act. The allegations in the complaints are similar to those made by plaintiffs in the putative class action. Motions to dismiss have been filed and in most cases decided in many of these individual actions. To date, the Court has dismissed state law claims including New Jersey Racketeer Influenced and Corrupt Organizations Act, common law fraud, and negligent misrepresentation claims in certain cases. On January 7, 2019, the Court entered a stipulation of voluntary dismissal in the Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) opt-out action, closing the case. On September 10, 2019, the Court granted defendants’ motion to dismiss all claims in the Bahaa Aly v. Valeant Pharmaceuticals International, Inc. (“Aly”) (Case No. 18-cv-17393) opt-out

action. On October 9, 2019, the Aly Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. On December 13, 2019, the Court granted the Company’s motion to dismiss the Catalyst complaint in its entirety.
The Company disputes the claims against it in the remaining individual opt-out complaints and intends to defend itself vigorously.
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
The Company is also aware of two additional putative class actions that were filed with the applicable court but which have not been served on the Company. These actions are captioned: (i) Okeley v. Valeant, et al. (Case No. S-159991) (Supreme Court of British Columbia) (filed December 2, 2015); and (ii) Sukenaga v Valeant et al. (CV-15-540567-00CP) (Ontario Superior Court) (filed November 16, 2015), and the factual allegations made in these actions are substantially similar to those outlined above.
The actions generally allege violations of Canadian provincial securities legislation on behalf of putative classes of persons who purchased or otherwise acquired securities of the Company for periods commencing as early as January 1, 2013 and ending as late as November 16, 2015. The alleged violations relate to the same matters described in the U.S. Securities Litigation description above.
Each of these putative class actions, other than the Catucci action in the Quebec Superior Court, has been discontinued. In the Catucci action, on August 29, 2017, the judge granted the plaintiffs leave to proceed with their claims under the Quebec Securities Act and authorized the class proceeding. On October 26, 2017, the plaintiffs issued their Judicial Application Originating Class Proceedings.
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
The Company is aware that certain other members of the Catucci class exercised their opt-out rights prior to the June 19, 2018 deadline. On February 15, 2019, one of the entities which exercised its opt-out rights (“CalSTRS”) served the Company with an application in the Quebec Superior Court of Justice for leave to pursue an action under the Quebec Securities Act against the Company, certain current or former officers and directors of the Company and its auditor. That proceeding is captioned California State Teachers’ Retirement System v. Bausch Health Companies Inc. et al. (Court File No. 500-11-055722-181). The allegations in the proceeding are similar to those made by the plaintiffs in the Catucci class action and in the BlackRock opt out proceedings. On that same date, CalSTRS also served the Company with proceedings (Court File No. 500-17-106044-186) against the same defendants asserting claims under the Quebec Civil Code in respect of the same alleged misrepresentations.
On February 3, 2020, the Quebec Superior Court granted the applications of CalSTRS and BlackRock for leave to pursue their respective actions asserting claims under the Quebec Securities Act.
After a hearing on November 11, 2019, the court approved a settlement in the Catucci action between the class members and the Company’s auditors.
The Company believes that it has viable defenses in each of these actions. In each case, the Company intends to defend itself vigorously.

Insurance Coverage Lawsuit
On December 7, 2017, the Company filed a lawsuit against its insurance companies that issued insurance policies covering claims made against the Company, its subsidiaries, and its directors and officers during two distinct policy periods, (i) 2013-14 and (ii) 2015-16.  The lawsuit is currently pending in the United States District Court for the District of New Jersey (Valeant Pharmaceuticals International, Inc., et al. v. AIG Insurance Company of Canada, et al.; 3:18-CV-00493).  In the lawsuit, the Company seeks coverage for: (i) the costs of defending and resolving claims brought by former shareholders and debtholders of Allergan, Inc. in In re Allergan, Inc. Proxy Violation Securities Litigation and Timber Hill LLC, individually and on behalf of all others similarly situated v. Pershing Square Capital Management, L.P., et al. (under the 2013-2014 coverage period), and (ii) costs incurred and to be incurred in connection with the securities class actions and opt-out cases described in this section and certain of the investigations described above (under the 2015-2016 coverage period).
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
Derivative Lawsuits
On September 10, 2019 and September 13, 2019, two alleged stockholders filed derivative lawsuits purportedly on behalf of the Company against former Company board members and executives. The cases are Wessels v. Pearson (Case No. 3:19-cv-17833) and Shabbouei v. Pearson (Case No. 3:19-cv-17987). Plaintiffs in both cases assert claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor. The claims alleged in these cases are based on the same purported conduct that is at issue in In re Valeant Pharmaceuticals International, Inc. Securities Litigation, all of which occurred prior to 2017. The Shabbouei complaint also asserts a claim for contribution and indemnification by the Defendants for any liability the Company ultimately faces as a result of the conduct alleged in the complaint. On January 3, 2020, the parties submitted a letter to the Court requesting consolidation of the two derivative lawsuits. The Company disputes these claims and intends to defend itself vigorously.

Antitrust
Generic Pricing Antitrust Litigation
The Company's subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this subsection, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16-MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The initial lawsuit to which the Company was added as a defendant in June 2018 was filed by a putative class of direct purchaser plaintiffs. In December 2018, certain direct purchaser plaintiffs that had opted out of this putative class filed an amended complaint in the MDL that added the Company, alleging similar claims as the direct purchaser plaintiffs’ putative class action complaint. In February 2019, the Company filed a motion to dismiss the individual claims brought against it and that motion remains pending. In October 2019, an end payer plaintiff that had opted out of the putative end payer class filed a complaint against the Company in the Eastern District of Pennsylvania alleging similar claims. In December 2019, end payer opt-out complaints also were filed against the Company in the Eastern District of Pennsylvania and in the Northern District of California. In December 2019, separate putative class action complaints were filed against the Company in the Eastern District of Pennsylvania by end payer and indirect reseller plaintiffs. In February 2020, a new putative class action complaint was filed against the Company in the Eastern District of Pennsylvania by direct purchaser plaintiffs. The cases have been consolidated into the MDL. There are also additional, separate complaints by other plaintiffs which have been consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. In July 2019, 87 health plans commenced an action in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed and the case has been put in deferred status. The Company disputes the claims against it and continues to defend itself vigorously.
Glumetza Antitrust Litigation
Between August and December 2019, six (6) putative antitrust class actions and two (2) non-class complaints were filed in the Northern District of California against the Company, Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc., and Santarus, Inc. (among other defendants) (the “California Actions”). One of these class actions has been voluntarily dismissed. Three of the remaining class actions were filed by plaintiffs seeking to represent a class of direct purchasers and two of the class actions were filed by end payer purchasers. The purported classes of direct purchasers and end payer purchasers filed consolidated amended complaints on November 25, 2019. The two non-class complaints were filed by direct purchasers. These actions have been consolidated and coordinated in In re Glumetza Antitrust Litigation, Case No. 3:19-cv-05822-WHA. In February 2020, an additional non-class complaint was filed in the Northern District of California and two (2) additional class actions were filed - one in the Northern District of California and one in the Southern District of Florida (the "Florida Action") (collectively, the "February 2020 Actions"). The February 2020 Actions are brought against the same defendants and allege the same anticompetitive conduct alleged in the California Actions. The Florida Action has been ordered to be transferred to the Northern District of California. Both class and non-class direct purchaser plaintiffs seek damages under federal antitrust laws and the end payer purchasers seek damages under state antitrust, consumer protection, and unjust enrichment laws. The lawsuits allege that a 2012 settlement of a patent litigation regarding Glumetza® delayed generic entry in exchange for an agreement not to launch an authorized generic of Glumetza® or grant any other company a license to do so. The complaints allege that the settlement agreement resulted in higher prices for Glumetza® and its generic equivalent both prior to and after generic entry. Motions to dismiss the California Actions are fully briefed and set for oral argument on February 20, 2020. The Company and its affiliates named in these cases dispute the claims against them and intend to vigorously defend these matters.
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Relistor®, Uceris®, Xifaxan® 200mg, Xifaxan® 550mg, Plenvu®, and Jublia® in the United States and Jublia® in Canada, or other similar suits. These matters are proceeding in the ordinary course.

In July 2019, the Company announced that the U.S. District Court of New Jersey had upheld the validity of and determined Actavis' infringement of a patent protecting the Company's Relistor® tablets, expiring in March 2031. In December 2019, the Company announced that the Company had agreed to resolve the outstanding intellectual property litigation with Glenmark Pharmaceuticals, Ltd. ("Glenmark") regarding Bryhali®. As part of the agreement the Company grants Glenmark a non-exclusive license effective 2026 to its intellectual property relating to Bryhali® and the parties agreed to dismiss all litigation related to Bryhali® and all intellectual property protecting Bryhali® remains intact.
In September 2019, the Company received a Notice of Paragraph IV Certification from Sandoz, Inc. (“Sandoz”), in which Sandoz asserted that the following U.S. patents, each of which is listed in the FDA’s Orange Book for Salix Pharmaceuticals, Inc.’s (“Salix Inc.”) Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Sandoz’s generic rifaximin tablets, 550 mg, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Sandoz: U.S. Patent No. 8,309,569 (the “‘569 patent”), U.S. Patent No. 7,045,620 (the “‘620 patent”), U.S. Patent No. 7,612,199 (the “‘199 patent”), U.S. Patent No. 7,902,206 (the “‘206 patent”), U.S. Patent No. 7,906,542 (the “‘542 patent”), U.S. Patent No. 7,915,275 (the “‘275 patent”), U.S. Patent No. 8,158,644 (the “‘644 patent”), U.S. Patent No. 8,158,781 (the “‘781 patent”), U.S. Patent No. 8,193,196 (the “‘196 patent”), U.S. Patent No. 8,518,949 (the “‘949 patent”), U.S. Patent No. 8,741,904 (the “‘904 patent”), U.S. Patent No. 8,835,452 (the “‘452 patent”), U.S. Patent No. 8,853,231 (the “‘231 patent”), and U.S. Patent No. 9,271,968 (the “’968 Patent”) (collectively, the “Xifaxan® Patents”). Salix Inc. holds the New Drug Application ("NDA") for Xifaxan® and its affiliate, Salix Pharmaceuticals, Ltd. (“Salix Ltd.”), is the owner of the ‘569 patent and Alfasigma S.p.A. (“Alfasigma”) is the owner of the ‘620 patent, the ‘199 patent, the ‘206 patent, the ‘542 patent, the ‘275 patent, the ‘644 patent, the ‘781 patent, the ‘196 patent, the ‘949 patent, the ‘904 patent, the ‘452 patent, the ‘231 patent, and the ‘968 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, Bausch Health Ireland Limited (“BIRL”) to market Xifaxan® tablets, 550 mg.   On September 30, 2019, Salix Inc. and its affiliates, Salix Ltd. and BIRL, and Alfasigma (the “Plaintiffs”) filed suit against Sandoz in the U.S. District Court for the District of New Jersey (Case No. 19-18566) pursuant to the Hatch-Waxman Act, alleging infringement by Sandoz of one or more claims of each of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Sandoz’s ANDA for rifaximin tablets, 550 mg. Xifaxan® is protected by 23 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book.   The claim is substantially similar to the claim brought by Actavis in February 2016 that was settled in September 2018.  The Company remains confident in the strength of the Xifaxan® patents and will continue to vigorously pursue this matter and defend its intellectual property.
On February 17, 2020, the Company and Alfasigma received a Notice of Paragraph IV Certification from Norwich Pharmaceuticals Inc. (“Norwich”), in which Norwich asserted that the following U.S. patents, each of which is listed in the FDA’s Orange Book for Salix Inc. Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which an ANDA has been filed by Norwich: U.S. Patent No. 8,309,569 (the “‘569 patent”), U.S. Patent No. 7,045,620 (the “‘620 patent”), U.S. Patent No. 7,612,199 (the “‘199 patent”), U.S. Patent No. 7,902,206 (the “‘206 patent”), U.S. Patent No. 7,906,542 (the “‘542 patent”), U.S. Patent No. 7,915,275 (the “‘275 patent”), U.S. Patent No. 8,158,644 (the “‘644 patent”), U.S. Patent No. 8,158,781 (the “‘781 patent”), U.S. Patent No. 8,193,196 (the “‘196 patent”), U.S. Patent No. 8,518,949 (the “‘949 patent”), U.S. Patent No. 8,642,573 (the “573 patent”), U.S. Patent No. 8,741,904 (the “‘904 patent”), U.S. Patent No. 8,829,017 (the “017 patent”), U.S. Patent No. 8,835,452 (the “‘452 patent”), U.S. Patent No. 8,853,231 (the “‘231 patent”), U.S. Patent No. 8,946,252 (the “252 patent”), U.S. Patent No. 8,969,398 (the “‘398 patent”), U.S. Patent No. 9,271,968 (the “’968 Patent”), U.S. Patent No. 9,421,195 (the “‘195 patent”), U.S. Patent No. 9,629,828 (the “‘9828 patent”), U.S. Patent No. 10,314,828 (the “’4828 patent”), U.S. Patent No. 10,335,397 (the “‘397 patent”), and U.S. Patent No. 10,456,384 (the “‘384 patent”) (collectively, the “Xifaxan® Patents”). Salix Inc. holds the NDA for Xifaxan® and is the owner of the ‘569 patent, the ‘573 patent, the ‘017 patent, the ‘252 patent, the ‘398 patent, the ‘195 patent, the ‘9828 patent, the ‘4828 patent, the ‘397 patent, the ‘384 patent. Alfasigma is the owner of the ‘620 patent, the ‘199 patent, the ‘206 patent, the ‘542 patent, the ‘275 patent, the ‘644 patent, the ‘781 patent, the ‘196 patent, the ‘949 patent, the ‘904 patent, the ‘452 patent, the ‘231 patent, and the ‘968 patent, each of which has been exclusively licensed to Salix Inc. and/or its affiliate, Bausch Health Ireland Limited (“BIRL”) to market Xifaxan® tablets, 550 mg.   Salix Inc. and its affiliates and Alfasigma (the “Plaintiffs”) have forty-five (45) days from the date of receipt of notice to file suit against Norwich pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of each of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Norwich’s ANDA for rifaximin tablets, 550 mg. The Plaintiffs intend to file suit per the regulations. The Company remains confident in the strength of the Xifaxan® patents and will continue to vigorously pursue this matter and defend its intellectual property.
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
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, the Company has been named in one hundred sixty-five (165) product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, only twelve (12) of such product liability suits currently remain pending, and these twelve (12) matters are subject to the Johnson & Johnson indemnification referenced below.
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
In accordance with the indemnification agreement, Johnson & Johnson will continue to vigorously defend the Company in each of the remaining actions that are not voluntarily dismissed or subject to a grant of summary judgment.
General Civil Actions
California Proposition 65 Related Matters
On February 11, 2019, plaintiffs filed a pre-suit notice letter with the California Attorney General notifying the Attorney General’s office of their intent to file suit after 60 days against the Company and certain of its subsidiaries, alleging they committed violations of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (Proposition 65) by manufacturing and distributing Shower to Shower® that they allege contained talc contaminated with asbestos, a listed carcinogen. That notice letter was served on the Company on February 22, 2019. By statute, a private lawsuit may not be filed until at least 60 days have passed following service of this pre-suit notice letter. In April 2019, rather than filing a lawsuit against Bausch Health US, the plaintiffs moved for leave to amend their complaint in a pending Proposition 65 lawsuit (Luna, et al. v. Johnson & Johnson, et al., case 2:18-cv-04830-GW-KS) against Johnson & Johnson in federal court in California to add Bausch Health US as a defendant. Plaintiffs subsequently filed a motion to dismiss the lawsuit without prejudice. The court dismissed the case without prejudice on December 18, 2019.
On April 15, 2019, a plaintiff filed a pre-suit notice letter with the California Attorney General notifying the Attorney General’s office of its intent to file suit after 60 days against the Company and certain of its subsidiaries, alleging they committed violations of Proposition 65 by manufacturing and distributing Shower to Shower® that they allege contained silica, arsenic, lead and chromium (hexavalent compounds), which they allege are known to cause cancer and/or reproductive toxicity. That notice letter was served on the Company on April 18, 2019. On January 29, 2020, Plaintiff Jan Graham filed a lawsuit (Graham v. Bausch Health Companies, Inc., et al., Case No. 20STCV03578) in Los Angeles County Superior Court against the Company, Bausch Health US and several other manufacturers, distributors and retailers of talcum powder products, alleging violations of California Proposition 65 by manufacturing and distributing talcum powder products containing chemicals listed under the statue, without a compliant warning on the label. The Company and Bausch Health US dispute the claims against them and intend to defend this lawsuit vigorously.
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US on June 28, 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. The Company filed a motion to dismiss Plaintiffs’ claims, which is fully briefed. The Company and Bausch Health US dispute the claims against them and intend to defend this lawsuit vigorously.
New Mexico Attorney General Consumer Protection Action
The Company and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v. Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc., the Company and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. As indicated above, the Company acquired Shower to Shower® in September 2012 from Johnson & Johnson. The State of New Mexico brings claims against all defendants under the New Mexico Unfair Practices Act, the New Mexico Medicaid Fraud Act, the New Mexico Fraud Against Taxpayers Act, and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit seeks to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. The Company disputes the claims asserted in this lawsuit and intends to vigorously defend the matter.
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
Canadian Securities Litigation
As described above, the following putative Canadian class actions were discontinued in the fourth quarter of 2019: (a) Alladina v. Valeant, et al. (Case No. S-1594B6) (Supreme Court of British Columbia) (filed November 17, 2015); (b) Kowalyshyn v. Valeant, et al. (CV-15-540593-00CP) (Ontario Superior Court) (filed November 16, 2015); (c) Kowalyshyn et al. v. Valeant, et al. (CV-15-541082-00CP) (Ontario Superior Court) (filed November 23, 2015); (d) O’Brien v. Valeant et al. (CV-15-543678-00CP) (Ontario Superior Court) (filed December 30, 2015); (f) Rousseau-Godbout v. Valeant, et al. (Court File No. 500-06-000770-152) (Quebec Superior Court) (filed October 27, 2015); (g) Okeley v. Valeant, et al. (Case No. S-159991) (Supreme Court of British Columbia) (filed December 2, 2015); and (h) Sukenaga v Valeant et al. (CV-15-540567-00CP) (Ontario Superior Court) (filed November 16, 2015).
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
Contact Lens Antitrust Class Actions
Beginning in March 2015, a number of civil antitrust class action suits were filed by purchasers of contact lenses against B&L Inc., three other contact lens manufacturers, and a contact lens distributor, alleging that the defendants engaged in an anticompetitive scheme to eliminate price competition on certain contact lens lines through the use of unilateral pricing policies, and alleging violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, and of various state antitrust and consumer protection laws. These cases have been consolidated in the Middle District of Florida by the Judicial Panel for Multidistrict Litigation, under the caption In re Disposable Contact Lens Antitrust Litigation, Case No. 3:15-md-02626-HES-JRK. On August 19, 2019, B&L Inc. entered into a settlement, subject to court approval, by which it agreed to pay $10 million to fully and finally resolve plaintiffs’ class claims against B&L Inc. in the case. On October 8, 2019, the settlement agreement was preliminarily approved by the court. A final fairness hearing regarding the settlement has been scheduled for February 25, 2020.
Mississippi Attorney General Consumer Protection Action
The Company and Bausch Health US were named in an action brought by James Hood, Attorney General of Mississippi, in the Chancery Court of the First Judicial District of Hinds County, Mississippi (Hood ex rel. State of Mississippi, Civil Action No. G2014-1207013, filed on August 22, 2014), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc., the Company and Bausch Health US related to the Shower to Shower® body powder product and its alleged causal link to ovarian cancer. As indicated above, the Company acquired the Shower to Shower® body powder product in September 2012 from Johnson & Johnson. The State sought compensatory damages, punitive damages, injunctive relief requiring warnings for talc-containing products, removal from the market of products that fail to warn, and to prevent the continued violation of the Mississippi Consumer Protection Act (“MCPA”). The State also sought disgorgement of profits from the sale of the product and civil penalties. The State did not make specific allegations as to the Company or Bausch Health US. The Company and Bausch Health US agreed to resolve this litigation pursuant to a settlement agreement with the State of Mississippi for a non-material amount. On January 8, 2020, an order of dismissal with prejudice was entered by the Court.
Investigation by the State of Texas
On May 27, 2014, the State of Texas served Bausch & Lomb Incorporated (“B&L Inc.”) with a Civil Investigative Demand concerning various price reporting matters relating to the State's Medicaid program and the amounts the State paid in reimbursement for B&L products for the period from 1995 to the date of the Civil Investigative Demand.  B&L Inc. has cooperated fully with the State's investigation and produced all the documents requested by the State to date.  After an exchange of positions, B&L Inc. and the State have agreed in principle to settle the matter for $10 million, subject to finalization of a definitive agreement.
Letter from the U.S. Department of Justice Civil Division and the U.S. Attorney’s Office for the Eastern District of Pennsylvania
The Company has received a letter dated September 10, 2015 from the U.S. Department of Justice Civil Division and the U.S. Attorney’s Office for the Eastern District of Pennsylvania stating that they are investigating potential violations of the False Claims Act arising out of Biovail Pharmaceuticals, Inc.'s ("Biovail Pharmaceuticals") treatment of certain service fees under agreements with wholesalers when calculating and reporting Average Manufacturer Prices in connection with the Medicaid Drug Rebate Program. The letter requests that the Company voluntarily produce documents and information relating to the investigation. The Company produced certain documents and clarifying information in response to the government’s request and has cooperated with the government’s investigation; although, during 2019, there has been no material activity on the part of the Company with respect to this matter nor has the Company had contact from the government with respect to this matter. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of these investigations. The underlying qui tam complaint asserting claims under the federal and certain state False Claims Acts has been voluntarily dismissed, on a without prejudice basis, as it relates to Biovail Pharmaceuticals, Inc. and two of the other defendants.
Investigation by the State of North Carolina Department of Justice
In the beginning of March 2016, the Company received an investigative demand from the State of North Carolina Department of Justice. The materials requested relate to the Company's Nitropress®, Isuprel® and Cuprimine® products, including documents relating to the production, marketing, distribution, sale and pricing of, and patient assistance programs covering, such products, as well as issues relating to the Company's pricing decisions for certain of its other products. The Company has cooperated with this investigation; although, during 2019, there has been no material activity on the part of the Company with respect to this matter nor has the Company had contact from the State with respect to this matter. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
California Department of Insurance Investigation
On May 4, 2016, B&L International, Inc. (“B&L International”) received from the Office of the California Insurance Commissioner an administrative subpoena to produce books, records and documents. On September 1, 2016, a revised and corrected subpoena, issued to B&L Inc., was received naming that entity in place of B&L International and seeking additional books records and documents. The requested books, records and documents are being requested in connection with an investigation by the California Department of Insurance and relate to, among other things, consulting agreements and financial arrangements between Bausch & Lomb Holdings Incorporated and its subsidiaries (“B&L”) and health care professionals in California, the provision of ocular equipment, including the Victus® femtosecond laser platform, by B&L to health care professionals in California and prescribing data for prescriptions written by health care professionals in California for certain of B&L’s products, including the Crystalens®, Lotemax®, Besivance® and Prolensa®. B&L Inc. and the Company have cooperated with the investigation, although, during 2019, there has been no material activity on the part of either B&L Inc. or the Company with respect to this matter nor has B&L Inc. nor the Company had contact from the California Department of Insurance with respect to this matter. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.

22.	COMMITMENTS AND CONTINGENCIES
The Company has commitments related to capital expenditures of approximately $142 million as of December 31, 2019.
Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. As of December 31, 2019, the Company believes it is reasonably possible that it may potentially make milestone and license fee payments, including sales-based milestone payments, of approximately $315 million over time, in the aggregate, to third parties for products currently under development or being marketed, primarily consisting of the following:

•
Under the terms of a June 2013 distribution and supply agreement with Spear Pharmaceuticals, Inc and Spear Dermatology Products Inc., the Company may be required to make sales-based milestone payments. The Company believes it is reasonably possible that these payments over time may approximate $70 million, in the aggregate.

•
Under the terms of an April 2019 agreement with Mitsubishi Tanabe Pharma Corporation, the Company has acquired an exclusive license to develop and commercialize MT-1303 (amiselimod), a late-stage oral compound that targets the sphingosine 1-phosphate (S1P) receptor that plays a role in autoimmune diseases, such as Inflammatory Bowel Disease (IBD) and ulcerative colitis. The Company may be required to make development and sales-based milestone payments over time of up to $60 million, in the aggregate, as well as royalties on future sales.

•
Under the terms of a December 2019 agreement with Novaliq GmbH, the Company has acquired an exclusive license for the commercialization and development in the U.S. and Canada of NOV03 (perfluorohexyloctane), an investigational drug to treat Dry Eye Disease associated with Meibomian gland dysfunction and may be required to make sales-based milestone payments. The Company believes it is reasonably possible that these payments over time may approximate $45 million, in the aggregate, as well as royalties on future sales.

•
Under the terms of a February 2018 agreement with Kaken Pharmaceutical Co., Ltd., the Company has acquired an exclusive license to develop and commercialize products containing an investigational compound, KP-470, a new chemical entity, which is being studied for the topical treatment of psoriasis and may be required to make potential development and sales-based milestone payments. The Company believes it is reasonably possible that these payments over time may approximate $43 million, in the aggregate, as well as royalties on future sales.

Due to the nature of these arrangements, the future potential payments related to the attainment of the specified milestones over a period of several years are inherently uncertain.
Indemnification Provisions
In the normal course of business, the Company enters into agreements that include indemnification provisions for product liability and other matters. These provisions are generally subject to maximum amounts, specified claim periods and other conditions and limits. As of December 31, 2019 and 2018, no material amounts were accrued for the Company’s obligations under these indemnification provisions. In addition, the Company is obligated to indemnify its officers and directors in respect of any legal claims or actions initiated against them in their capacity as officers and directors of the Company in accordance with applicable law. Pursuant to such indemnities, the Company is indemnifying certain former officers and directors in respect of certain litigation and regulatory matters.

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
Segment Revenues and Profit
Segment revenues and profits for the years 2019, 2018 and 2017 were as follows:

(in millions)	2019	2018	2017
Revenues:
Bausch + Lomb/International	$4,739	$4,664	$4,795
Salix	2,022	1,749	1,566
Ortho Dermatologics	565	617	721
Diversified Products	1,275	1,350	1,642
Total revenues	$8,601	$8,380	$8,724
Segment profit:
Bausch + Lomb/International	$1,332	$1,330	$1,412
Salix	1,349	1,149	935
Ortho Dermatologics	222	257	333
Diversified Products	932	1,012	1,115
Total segment profit	3,835	3,748	3,795
Corporate	(609)	(605)	(562)
Amortization of intangible assets	(1,897)	(2,644)	(2,690)
Goodwill impairments	—	(2,322)	(312)
Asset impairments	(75)	(568)	(714)
Restructuring and integration costs	(31)	(22)	(52)
Acquisition-related contingent consideration	(12)	9	289
Other expense (income), net	(1,414)	20	348
Operating (loss) income	(203)	(2,384)	102
Interest income	12	11	12
Interest expense	(1,612)	(1,685)	(1,840)
Loss on extinguishment of debt	(42)	(119)	(122)
Foreign exchange and other	8	23	107
Loss before benefit from income taxes	$(1,837)	$(4,154)	$(1,741)

Capital Expenditures
Capital expenditures by segment for the years 2019, 2018 and 2017 were as follows:

(in millions)	2019	2018	2017
Capital expenditures:
Bausch + Lomb/International	$225	$139	$159
Salix	2	2	3
Ortho Dermatologics	1	1	2
Diversified Products	2	2	4
	230	144	168
Corporate	40	13	3
Total capital expenditures	$270	$157	$171

Revenues by Product and by Product Category
The top ten products represented 39%, 36% and 32% of total product sales for the years 2019, 2018 and 2017, respectively. Revenues by segment and product category were as follows:

(in millions)	Bausch + Lomb/ International			Salix			Ortho Dermatologics			Diversified Products			Total
	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Pharmaceuticals	$885	$892	$956	$2,022	$1,752	$1,564	$355	$457	$567	$810	$927	$1,290	$4,072	$4,028	$4,377
Devices	1,524	1,505	1,421	—	—	—	193	135	111	—	—	—	1,717	1,640	1,532
OTC	1,452	1,412	1,529	—	—	—	—	—	—	—	—	—	1,452	1,412	1,529
Branded and Other Generics	801	784	819	—	—	—	—	—	—	447	407	338	1,248	1,191	1,157
Other revenues	77	71	70	—	(3)	2	17	25	43	18	16	14	112	109	129
	$4,739	$4,664	$4,795	$2,022	$1,749	$1,566	$565	$617	$721	$1,275	$1,350	$1,642	$8,601	$8,380	$8,724

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer for the years 2019, 2018 and 2017 were as follows:

(in millions)	2019	2018	2017
U.S. and Puerto Rico	$5,164	$5,011	$5,225
China	368	361	331
Canada	339	319	326
Japan	241	226	223
Poland	231	218	201
Mexico	228	211	201
Egypt	218	178	152
France	201	205	188
Russia	180	154	200
Germany	150	170	157
United Kingdom	115	117	108
Spain	86	83	77
Italy	85	85	78
Other	995	1,042	1,257
	$8,601	$8,380	$8,724

Long-lived assets consisting of property, plant and equipment, net of accumulated depreciation, are attributed to geographic regions based on their physical location as of December 31, 2019 and 2018 were as follows:

(in millions)	2019	2018
U.S. and Puerto Rico	$656	$593
Ireland	255	217
Canada	103	99
Poland	90	94
Germany	68	66
Egypt	62	50
Mexico	50	48
France	30	31
China	27	25
Serbia	27	28
Italy	22	23
Other	76	79
	$1,466	$1,353

Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	2019	2018	2017
McKesson Corporation	17%	18%	19%
AmerisourceBergen Corporation	16%	18%	15%
Cardinal Health, Inc.	14%	13%	13%

SUPPLEMENTARY DATA (UNAUDITED)
Selected unaudited quarterly consolidated financial data are shown below:

	2019
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,016	$2,152	$2,209	$2,224
Expenses	1,729	1,895	1,880	3,300
Operating income (loss)	$287	$257	$329	$(1,076)

Net loss attributable to Bausch Health Companies Inc.	$(52)	$(171)	$(49)	$(1,516)

Basic and Diluted loss per share attributable to Bausch Health Companies Inc.:	$(0.15)	$(0.49)	$(0.14)	$(4.30)

Net cash provided by operating activities	$413	$339	$515	$234

	2018
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,995	$2,128	$2,136	$2,121
Expenses	4,276	2,373	2,019	2,096
Operating (loss) income	$(2,281)	$(245)	$117	$25

Net loss attributable to Bausch Health Companies Inc.	$(2,581)	$(873)	$(350)	$(344)

Basic and Diluted loss per share attributable to Bausch Health Companies Inc.:	$(7.36)	$(2.49)	$(1.00)	$(0.98)

Net cash provided by operating activities	$438	$222	$522	$319