Form 10-Q
period 2020-03-31
Bausch Health Companies Inc.
filed 2020-05-07
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 354,727,444 shares outstanding as of April 30, 2020.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of March 31, 2020.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, product development and future performance and results of current and anticipated products; anticipated revenues for our products; anticipated growth in our Ortho Dermatologics business; expected research and development ("R&D") and marketing spend; our expected primary cash and working capital requirements for 2020 and beyond; the Company's plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to meet the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement"), and senior notes indentures; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; and the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition and the Company’s planned actions and responses to this pandemic.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the rapidly evolving reaction of governments, private sector participants and the public to that pandemic and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on the Company, including but not limited to its supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition and costs (which may increase) and revenue and margins (both of which may decrease);

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

•
our ability to meet the financial and other covenants contained in our Restated Credit Agreement, senior notes indentures, 2023 Revolving Credit Facility (as defined below) and other current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, our ability to draw under our 2023 Revolving Credit Facility and restrictions on our ability to make certain investments and other restricted payments;

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

•
any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2020 or beyond, including as a result of the impacts of COVID-19 on our business and operations, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our Restated Credit Agreement and/or senior notes indentures and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;

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

•
factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including the success of recently launched products (such as Bryhali® and Duobrii®), the ability to successfully implement and operate our new cash-pay prescription program for certain of our Ortho Dermatologics branded products, and the ability of such program to achieve the anticipated goals respecting patient access and fulfillment, the approval of pending and pipeline products (and the timing of such approvals), expected geographic expansion, changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;

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

•
our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, limitations on the way we conduct business imposed by the covenants contained in our Restated Credit Agreement, senior notes indentures and the agreements governing our other indebtedness, and the impacts of the COVID-19 pandemic;

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

•
our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the recent filing by Norwich Pharmaceuticals Inc. (“Norwich”) of its Abbreviated New Drug Application (“ANDA”) for Xifaxan® (rifaximin) 550 mg tablets and the Company’s related lawsuit filed against Norwich in connection therewith);

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

•	the acceptance and success of our new cash-pay prescription program for certain of our Ortho Dermatologics branded products;

•	our ability to secure and maintain third-party research, development, manufacturing, licensing, marketing or distribution arrangements;

•
the risk that our products could cause, or be alleged to cause, personal injury and adverse effects, leading to potential lawsuits, product liability claims and damages and/or recalls or withdrawals of products from the market;

•	the mandatory or voluntary recall or withdrawal of our products from the market and the costs associated therewith;

v

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

•
risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020, risks under 1A. “Risk Factors” of Part II of this Form 10-Q and risks detailed from time to time in our other filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020, under Item 1A. “Risk Factors”, under 1A. “Risk Factors” of Part II of this Form 10-Q and in the Company’s other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$912	$3,243
Restricted cash	1,011	1
Trade receivables, net	1,712	1,839
Inventories, net	1,124	1,107
Prepaid expenses and other current assets	745	779
Total current assets	5,504	6,969
Property, plant and equipment, net	1,450	1,466
Intangible assets, net	9,726	10,201
Goodwill	13,034	13,126
Deferred tax assets, net	1,740	1,690
Other non-current assets	411	411
Total assets	$31,865	$33,863
Liabilities
Current liabilities:
Accounts payable	$444	$503
Accrued and other current liabilities	4,438	4,511
Current portion of long-term debt and other	4	1,234
Total current liabilities	4,886	6,248
Acquisition-related contingent consideration	268	262
Non-current portion of long-term debt	24,424	24,661
Deferred tax liabilities, net	690	705
Other non-current liabilities	807	851
Total liabilities	31,075	32,727
Commitments and contingencies (Note 19)
Equity
Common shares, no par value, unlimited shares authorized, 354,579,990 and 352,562,636 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	10,209	10,172
Additional paid-in capital	396	429
Accumulated deficit	(7,605)	(7,452)
Accumulated other comprehensive loss	(2,281)	(2,086)
Total Bausch Health Companies Inc. shareholders’ equity	719	1,063
Noncontrolling interest	71	73
Total equity	790	1,136
Total liabilities and equity	$31,865	$33,863
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Product sales	$1,986	$1,989
Other revenues	26	27
	2,012	2,016
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	505	524
Cost of other revenues	14	13
Selling, general and administrative	633	587
Research and development	122	117
Amortization of intangible assets	436	489
Asset impairments	14	3
Restructuring and integration costs	4	20
Acquisition-related contingent consideration	13	(21)
Other expense (income), net	23	(3)
	1,764	1,729
Operating income	248	287
Interest income	7	4
Interest expense	(396)	(406)
Loss on extinguishment of debt	(24)	(7)
Foreign exchange and other	(13)	—
Loss before benefit from income taxes	(178)	(122)
Benefit from income taxes	26	74
Net loss	(152)	(48)
Net income attributable to noncontrolling interest	—	(4)
Net loss attributable to Bausch Health Companies Inc.	$(152)	$(52)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.43)	$(0.15)

Basic and diluted weighted-average common shares	353.4	351.3
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(152)	$(48)
Other comprehensive (loss) income
Foreign currency translation adjustment	(192)	21
Pension and postretirement benefit plan adjustments, net of income taxes	(5)	—
Other comprehensive (loss) income	(197)	21
Comprehensive loss	(349)	(27)
Comprehensive loss (income) attributable to noncontrolling interest	2	(4)
Comprehensive loss attributable to Bausch Health Companies Inc.	$(347)	$(31)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders' Equity
	Common Shares				Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity

	Three Months Ended March 31, 2020
Balances, January 1, 2020	352.6	$10,172	$429	$(7,452)	$(2,086)	$1,063	$73	$1,136
Effect of application of new accounting standard: financial instruments - credit losses	—	—	—	(1)	—	(1)	—	(1)
Common shares issued under share-based compensation plans	2.0	37	(36)	—	—	1	—	1
Share-based compensation	—	—	27	—	—	27	—	27
Employee withholding taxes related to share-based awards	—	—	(24)	—	—	(24)	—	(24)
Net loss	—	—	—	(152)	—	(152)	—	(152)
Other comprehensive loss	—	—	—	—	(195)	(195)	(2)	(197)
Balances, March 31, 2020	354.6	$10,209	$396	$(7,605)	$(2,281)	$719	$71	$790

	Three Months Ended March 31, 2019
Balances, January 1, 2019	349.9	$10,121	$413	$(5,664)	$(2,137)	$2,733	$82	$2,815
Common shares issued under share-based compensation plans	2.0	30	(29)	—	—	1	—	1
Share-based compensation	—	—	24	—	—	24	—	24
Employee withholding taxes related to share-based awards	—	—	(34)	—	—	(34)	—	(34)
Net (loss) income	—	—	—	(52)	—	(52)	4	(48)
Other comprehensive income	—	—	—	—	21	21	—	21
Balances, March 31, 2019	351.9	$10,151	$374	$(5,716)	$(2,116)	$2,693	$86	$2,779
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(152)	$(48)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	481	532
Amortization and write-off of debt premiums, discounts and issuance costs	15	17
Asset impairments	14	3
Acquisition-related contingent consideration	13	(21)
Allowances for losses on trade receivable and inventories	15	13
Deferred income taxes	(70)	(116)
Gain on sale of assets	(1)	(10)
Additions to accrued legal settlements	23	2
Payments of accrued legal settlements	(3)	(1)
Share-based compensation	27	24
Foreign exchange loss	16	—
Interest expense on cross-currency swaps	(6)	—
Loss on extinguishment of debt	24	7
Other	(7)	9
Changes in operating assets and liabilities:
Trade receivables	69	89
Inventories	(94)	(68)
Prepaid expenses and other current assets	(18)	(15)
Accounts payable, accrued and other liabilities	(85)	(4)
Net cash provided by operating activities	261	413

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	—	(180)
Purchases of property, plant and equipment	(72)	(47)
Purchases of marketable securities	(2)	(2)
Proceeds from sale of marketable securities	2	1
Proceeds from sale of assets and businesses, net of costs to sell	21	25
Interest settlements from cross-currency swaps	11	—
Net cash used in investing activities	(40)	(203)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	(3)	1,514
Repayments of long-term debt	(1,459)	(1,621)
Payments of employee withholding taxes related to share-based awards	(24)	(34)
Payments of acquisition-related contingent consideration	(17)	(9)
Payments of financing costs	(18)	(1)
Other	—	1
Net cash used in financing activities	(1,521)	(150)
Effect of exchange rate changes on cash and cash equivalents	(21)	1
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,321)	61
Cash and cash equivalents and restricted cash, beginning of period	3,244	723
Cash and cash equivalents and restricted cash, end of period	$1,923	$784

Cash and cash equivalents	$912	$782
Restricted cash, current	1,011	2
Cash and cash equivalents and restricted cash, end of period	$1,923	$784
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS
Bausch Health Companies Inc. (the “Company”) is a multinational, specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of eye-health, gastroenterology ("GI") and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices) which are marketed directly or indirectly in approximately 100 countries.

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying unaudited Consolidated Financial Statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these notes to the unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators on February 19, 2020. The unaudited Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited Consolidated Financial Statements for the year ended December 31, 2019, except for the new accounting guidance adopted during the period. The unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
The unprecedented nature of the COVID-19 pandemic has adversely impacted the global economy. The COVID-19 pandemic and the rapidly evolving reaction of governments, private sector participants and the public in an effort to contain the spread of COVID-19 and/or address its impacts have intensified and have had significant direct and indirect effects on businesses and commerce generally, including disruption to supply chains, employee base and transactional activity, facilities closures and production suspensions, and significantly increased demand for certain goods and services, such as certain pandemic-related medical services and supplies, alongside decreased demand for others, such as elective surgery, retail, hospitality and travel.
The extent to which these events may impact the Company's business, financial condition, cash flows and results of operations, in particular, will depend on future developments which are highly uncertain and many of which are outside the Company's control. Such developments include the ultimate geographic spread and duration of the pandemic, new information which may emerge concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and/or address its impacts, and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have a significant adverse effect on the Company's business, financial condition, cash flows and results of operations.
To date, the Company has been able to continue its operations with limited disruptions in supply and manufacturing. Although, it is difficult to predict the broad macroeconomic effects that the COVID-19 virus will have on industries or individual companies, the Company has assessed the possible effects and outcomes of the pandemic on, among other things, its supply chain, customers and distributors, discounts and rebates, employee base, product sustainability, research and development efforts, product pipeline and consumer demand and currently believes that its estimates are reasonable.
In preparing the unaudited Consolidated Financial Statements, management is required to make estimates and assumptions. This includes estimates and assumptions regarding the nature, timing and extent of the impacts that the COVID-19 pandemic will have on its operations and cash flows. The estimates and assumptions used by the Company affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited Consolidated Financial Statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates and the differences could be material.
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
Adoption of New Accounting Guidance
In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on the impairment of financial instruments requiring an impairment model based on expected losses rather than incurred losses. Under this guidance, an entity recognizes as an allowance its estimate of expected credit losses. The guidance was effective for the Company beginning January 1, 2020 and was applied using a modified retrospective approach through a cumulative-effect adjustment to accumulated deficit, which resulted in an increase to accumulated deficit of less than $1 million. The application of this guidance did not have a material effect on the Company's results of operations and cash flows. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors.  Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics.
In August 2018, the FASB issued guidance modifying the disclosure requirements for fair value measurement.  The guidance was effective for the Company beginning January 1, 2020.  The application of this guidance did not have a material effect on the Company's disclosures.
In March 2020, the FASB issued guidance providing optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform.  Optional expedients are provided for contract modification accounting within the areas of receivables, debt, leases, derivatives and hedging. The optional amendments are effective for all entities as of March 12, 2020, through December 31, 2022. During the three months ended March 31, 2020, the Company has not entered into any contract modifications in which the optional expedients were applied.  However, if prior to December 31, 2022 the Company enters into a contract modification in which the optional expedients are applied, the Company will evaluate the impact of adoption of this guidance on its financial position, results of operations and cash flows.
Recently Issued Accounting Standards, Not Adopted as of March 31, 2020
In August 2018, the FASB issued guidance modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The guidance is effective for annual periods ending after December 15, 2020, with early adoption permitted.  The Company is evaluating the impact of adoption of this guidance on its disclosures.
In December 2019, the FASB issued guidance simplifying the accounting for income taxes.  The guidance is effective for annual periods ending after December 15, 2020, with early adoption permitted.  The Company is evaluating the impact of adoption of this guidance on the Company's financial position, results of operations and cash flows.

3.	REVENUE RECOGNITION
The Company’s revenues are primarily generated from product sales, principally in the therapeutic areas of eye-health, GI and dermatology, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 19, "SEGMENT INFORMATION" for the disaggregation of revenue which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.

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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2020	$182	$691	$927	$168	$82	$2,050
Current period provisions	156	42	602	484	53	1,337
Payments and credits	(167)	(75)	(588)	(501)	(61)	(1,392)
Reserve balances, March 31, 2020	$171	$658	$941	$151	$74	$1,995

Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $32 million and $29 million as of March 31, 2020 and January 1, 2020, respectively, which are reflected as a reduction of Trade receivables, net in the Consolidated Balance Sheets. Included as a reduction of Distribution Fees in the table above are price appreciation credits of approximately $4 million as of March 31, 2020.

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

Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $27 million and $26 million as of March 31, 2019 and January 1, 2019, which are reflected as a reduction of Trade receivables, net in the Consolidated Balance Sheets. There were no price appreciation credits for the three months ended March 31, 2019.

Contract Assets and Contract Liabilities
There are no contract assets for any period presented. Contract liabilities consist of deferred revenue, the balance of which is not material to any period presented.
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors.  Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. Allowances for credit losses were $48 million and $48 million as of March 31, 2020 and December 31, 2019, respectively. The activity in the allowance for credit losses for trade receivables for the three months ended March 31, 2020 is as follows. Write-offs charged against the allowance for credit losses and recoveries of amounts previously written off were not material.

(in millions)
Balance, January 1, 2020	$48
Retrospective effect of application of new accounting standard	1
Provision	2
Foreign exchange and other	(3)
Balance, March 31, 2020	$48

4.	ACQUISITION, LICENSING AGREEMENTS AND ASSETS HELD FOR SALE
Acquisition of Certain Assets of Synergy Pharmaceuticals Inc.
On March 6, 2019, the Company acquired certain assets of Synergy Pharmaceuticals Inc. ("Synergy") for a cash purchase price of approximately $180 million and the assumption of certain liabilities, pursuant to the terms approved by the U.S. Bankruptcy Court for the Southern District of New York on March 1, 2019. Among the assets acquired were the worldwide rights to the Trulance® (plecanatide) product, a once-daily tablet for adults with chronic idiopathic constipation and irritable bowel syndrome with constipation. This acquired business is included in the Company's Salix segment and is expected to result in additional revenues and costs savings associated with business synergies.
Assets Acquired and Liabilities Assumed
The acquisition of certain assets of Synergy has been accounted for as a business combination under the acquisition method of accounting as: (i) substantially all the fair value of the assets acquired is not concentrated in a single identifiable asset or group of similar identifiable assets and (ii) substantive inputs and processes were acquired to contribute to the creation of outputs. The following table summarizes the fair values of the assets acquired and liabilities assumed related to the acquisition of certain assets of Synergy as of the acquisition date:

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
Revenue and Operating Results
Revenues associated with the acquired assets of Synergy during the period March 6, 2019 through December 31, 2019 were $55 million. Operating results associated with the acquired assets of Synergy during the period March 6, 2019 through December 31, 2019 and pro-forma revenues and operating results for the three months ended March 31, 2019 and the year 2019 were not material. Included in Other expense (income), net during the three months ended March 31, 2019 are acquisition-related costs of $8 million directly related to the acquisition of certain assets of Synergy, which include expenditures for advisory, legal, valuation, accounting and other similar services.
Licensing Agreements
In the normal course of business, the Company may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products. These products are sometimes investigational treatments in early stage development that target unique conditions. The ultimate outcome, including whether the product will be (i) fully developed, (ii) approved by regulatory agencies, (iii) covered by third-party payors or (iv) profitable for distribution, cannot be fairly predicted. The commitment periods under these agreements vary and include customary termination provisions. Expenses arising from commitments, if any, to fund the development and testing of these products and their promotion are recognized as incurred. Royalties due are recognized when earned and milestone payments are accrued when each milestone has been achieved and payment is probable and can be reasonably estimated.
Assets Held for Sale
In 2019, the Company identified certain products in the Bausch + Lomb/International segment and one product in the Diversified Products segment for disposal. The products and the related assets and liabilities of this disposal group qualified as a business. Revenues associated with this business were $14 million and $19 million for the years 2019 and 2018, respectively. The carrying value of the business, including inventories, intangible assets, goodwill and deferred income taxes, was adjusted to its estimated fair value less costs to sell and reclassified as held for sale as of September 30, 2019 and an impairment of $8 million associated with this business was recognized during the three months ended September 30, 2019. As a result of changing business dynamics, during the three months ended March 31, 2020, the Company decided not to sell these assets and reclassified $39 million of held for sale assets as assets held and used at their respective fair values at the date of the decision not to sell. This reclassification did not impact the Consolidated Statement of Operations for the three months ended March 31, 2020.

5.	RESTRUCTURING AND INTEGRATION COSTS
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. The expenses associated with the implementation of these cost savings programs include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. The liability associated with restructuring and integration costs as of March 31, 2020 was $27 million.
During the three months ended March 31, 2020, the Company incurred $4 million of restructuring and integration costs. These costs included: (i) $3 million of facility closure costs and (ii) $1 million of severance costs. The Company made payments of $4 million for the three months ended March 31, 2020.
During the three months ended March 31, 2019, the Company incurred $20 million of restructuring and integration costs. These costs included: (i) $10 million of severance and other costs associated with the acquisition of certain assets of Synergy, (ii) $6 million of other severance costs and (iii) $4 million of facility closure costs. The Company made payments of $16 million for the three months ended March 31, 2019.

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

	March 31, 2020				December 31, 2019
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$37	$12	$25	$—	$2,696	$2,646	$50	$—
Restricted cash	$1,011	$1,011	$—	$—	$1	$1	$—	$—
Cross-currency swaps	$55	$—	$55	$—	$—	$—	$—	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$—	$—	$—	$—
Liabilities:
Acquisition-related contingent consideration	$312	$—	$—	$312	$316	$—	$—	$316
Cross-currency swaps	$—	$—	$—	$—	$13	$—	$13	$—
Foreign currency exchange contracts	$6	$—	$6	$—	$—	$—	$—	$—

Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
As of March 31, 2020, Restricted cash includes $1,010 million of payments into an escrow fund under the terms of a settlement agreement regarding certain U.S. securities litigation, subject to final court approval, and is reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to its short-term nature. These payments will remain in escrow until final approval of the settlement as discussed in Note 18, "LEGAL PROCEEDINGS".
There were no transfers into or out of Level 3 during the three months ended March 31, 2020.

Cross-currency Swaps
During the three months ended September 30, 2019, the Company entered into cross-currency swaps, with aggregate notional amounts of $1,250 million, to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its consolidated financial statements from adverse movements in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries. The Company had no derivative instruments during the three months ended March 31, 2019.
The Company’s cross-currency swaps qualify for and have been designated as an accounting hedge of the foreign currency exposure of a net investment in a foreign operation and are remeasured at each reporting date to reflect changes in their fair values. The fair value is determined via a mark-to-market analysis, using observable (Level 2) inputs. These inputs may include: (i) the foreign currency exchange spot rate between the euro and U.S. dollar, (ii) the risk-free interest rate and (iii) the credit risk rating for each applicable counterparty. The net change in fair value of cross-currency swaps, is reported as a gain or loss in the Consolidated Statements of Comprehensive Loss as part of Foreign currency translation adjustment to the extent they are effective and remain in Accumulative Comprehensive Income until either the sale or complete, or substantially complete, liquidation of the subsidiary. No portion of the cross-currency swaps were ineffective for the three months ended March 31, 2020. The Company uses the spot method of assessing hedge effectiveness. The Company has elected to amortize amounts excluded from the assessment of effectiveness over the term of its cross-currency swaps as Interest expense in the Consolidated Statements of Operations.
The fair value of the Company’s cross-currency swaps asset as of March 31, 2020 was $55 million. Included in Other non-current assets are $52 million of cross-currency swaps and included in Prepaid expenses and other current assets is $3 million of earned interest within the Consolidated Balance Sheets. The following table presents the effect of hedging instruments on the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Operations for the three months ended March 31, 2020:

(in millions)	Gain recognized in Other Comprehensive Loss	Gain excluded from assessment of hedge effectiveness	Location of gain in income of excluded component
Cross-currency swaps	$73	$6	Interest expense

Settlement of the Company's cross-currency swaps occur in February and August each year. During the three months ended March 31, 2020, the Company received $11 million in settlements which are reported as investing activities in the Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
During the three months ended March 31, 2020, the Company entered into foreign currency exchange contracts, with an aggregate notional amount of $163 million. The Company had no foreign currency exchange contracts during 2019.
The Company's foreign currency exchange contracts are remeasured at each reporting date to reflect changes in their fair values determined using forward rates, which are observable market inputs, multiplied by the notional amount. The Company's foreign currency exchange contracts are economically hedging the foreign exchange exposure on certain of the Company’s intercompany balances. These contracts have not been designated as an accounting hedge, and therefore the net change in their fair value is reported as a gain or loss in the Consolidated Statements of Operations as part of Foreign exchange and other.
The fair value of the Company's foreign currency exchange contracts as of March 31, 2020 was $5 million. Included in Accrued and other current liabilities are $6 million and included in Prepaid expenses and other current assets are $1 million of foreign currency exchange contracts within the Consolidated Balance Sheets. During the three months ended March 31, 2020, the net change in fair value was a loss of $5 million. Settlements of the Company's foreign currency exchange contracts are reported as operating activities in the Consolidated Statements of Cash Flows.

Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At March 31, 2020, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 5% to 25%, and a weighted average risk-adjusted discount rate of 7%. The weighted average risk-adjusted discount rate was calculated by weighting each contract's relative fair value at March 31, 2020.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019:

(in millions)	2020		2019
Balance, beginning of period		$316		$339
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$6		$6
Fair value adjustments due to changes in estimates of other future payments	7		(27)
Acquisition-related contingent consideration		13		(21)
Payments		(17)		(9)
Balance, end of period		312		309
Current portion included in Accrued and other current liabilities		44		45
Non-current portion		$268		$264

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a non-recurring basis:

	March 31, 2020				December 31, 2019
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other non-current assets:
Non-current assets held for sale	$—	$—	$—	$—	$39	$—	$—	$39

Non-current assets held for sale of $39 million included in the Consolidated Balance Sheets as of December 31, 2019 were remeasured to their estimated fair values less costs to sell determined using a discounted cash flow analysis which utilized Level 3 unobservable inputs. As discussed in Note 4, "ACQUISITION, LICENSING AGREEMENTS AND ASSETS HELD FOR SALE", due to changing business dynamics, the Company decided not to sell these assets during the three months ended March 31, 2020.
Fair Value of Long-term Debt
The fair value of long-term debt as of March 31, 2020 and December 31, 2019 was $24,462 million and $27,520 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.	INVENTORIES
Inventories, net of allowances for obsolescence consist of:

(in millions)	March 31, 2020	December 31, 2019
Raw materials	$310	$319
Work in process	155	149
Finished goods	659	639
	$1,124	$1,107

8.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	March 31, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$20,989	$(13,924)	$7,065	$21,011	$(13,544)	$7,467
Corporate brands	914	(348)	566	930	(338)	592
Product rights/patents	3,284	(2,918)	366	3,297	(2,887)	410
Partner relationships	155	(154)	1	166	(165)	1
Technology and other	203	(186)	17	209	(189)	20
Total finite-lived intangible assets	25,545	(17,530)	8,015	25,613	(17,123)	8,490
Acquired IPR&D not in service	13	—	13	13	—	13
Bausch + Lomb Trademark	1,698	—	1,698	1,698	—	1,698
	$27,256	$(17,530)	$9,726	$27,324	$(17,123)	$10,201

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
Asset impairments for the three months ended March 31, 2020 were $14 million due to decreases in forecasted sales of a certain product line.
Asset impairments for the three months ended March 31, 2019 were $3 million due to the discontinuance of a specific product line not aligned with the focus of the Company's core businesses.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2020 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2020	2021	2022	2023	2024	2025	Thereafter	Total
Amortization	$1,188	$1,374	$1,217	$1,071	$942	$832	$1,391	$8,015

Goodwill
The changes in the carrying amounts of goodwill during the three months ended March 31, 2020 and the year ended December 31, 2019 were as follows:

(in millions)	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total
Balance, January 1, 2019	$5,805	$3,156	$1,267	$2,914	$13,142
Acquisition of certain assets of Synergy	—	3	—	—	3
Goodwill reclassified to assets held for sale (Note 4)	(18)	—	—	—	(18)
Foreign exchange and other	(1)	—	—	—	(1)
Balance, December 31, 2019	5,786	3,159	1,267	2,914	13,126
Assets held for sale reclassified to goodwill (Note 4)	18	—	—	—	18
Foreign exchange and other	(110)	—	—	—	(110)
Balance, March 31, 2020	$5,694	$3,159	$1,267	$2,914	$13,034

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
2019 Goodwill Impairment Testing
During the interim periods of 2019, no events occurred, or circumstances changed that would indicate that the fair value of any reporting unit might be below its carrying value and therefore, no impairments were recorded. The Company conducted its annual goodwill impairment test as of October 1, 2019 by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Where the qualitative assessment suggested that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, a quantitative fair value test was performed for that reporting unit. In each quantitative fair value test performed, the fair value was greater than the carrying value of the reporting unit. As a result, there was no impairment to the goodwill of any reporting unit. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future. Specifically, the Company continues to assess the performance of the Ortho Dermatologics reporting unit and the Neurology and Other reporting unit as compared to their respective projections and will perform qualitative interim assessments of the carrying value and fair value on a quarterly basis to determine if impairment testing of goodwill will be warranted. The Company performed quantitative fair value tests for the Ortho Dermatologics reporting unit and the Neuro and Other reporting unit as of October 1, 2019, utilizing long-term growth rates of 2.0% and 1.5%, and discount rates of 9.8% and 9.0%, respectively, in estimation of the fair value of these reporting units.
2020 Interim Goodwill Impairment Assessment
The unprecedented nature of the COVID-19 pandemic has adversely impacted the global economy. As the global economic landscape changes, there is a wide range of possible outcomes regarding the nature and timing of events and reactions to the COVID-19 pandemic, each of which are highly dependent on variables that are difficult to predict at this time.
In response to the COVID-19 pandemic, the Company has taken actions to protect its employees, customers and other stakeholders and mitigate the negative impact of the COVID-19 pandemic on its operations and operating results. These and additional actions can increase the costs of doing business during the pandemic and in the periods that follow, including the costs of idling and reopening certain facilities in affected areas. Further, precautionary measures taken by customers, health care patients and consumers in response to the pandemic are expected to impact the timing and amount of revenues during the COVID-19 pandemic. Although the Company's reported revenues for the three months ended March 31, 2020 are less than forecasted and additional pandemic-related declines in revenues are expected in the second quarter and possibly the remainder of 2020, there is currently no indication that these trends are materially other than COVID-19 related.
The negative impacts of the COVID-19 pandemic on the global economy were not existing conditions as of October 1, 2019 (the date goodwill was last tested for impairment) and have led to significant volatility in the global equity markets. The Company has been able to continue its operations with limited disruptions and has assessed the potential impact that the COVID-19 pandemic is likely to have on its forecasted cash flows. In performing its assessment, the Company considered the possible affects and outcomes of the COVID-19 pandemic on, among other things, its supply chain, customers and distributors, employee base, product sustainability, research and development activities, product pipeline and consumer demand and related rebates and discounts and has made adjustments, although not considered to be material, to its long-term forecasts as of October 1, 2019 (the date goodwill was last tested for impairment) for these and other matters. After completing this assessment, although not completely insulated from the negative effects of the COVID-19 pandemic, the Company believes that its long-term forecasted cash flows, as adjusted for the possible outcome of the COVID-19 pandemic and other matters, do not indicate that the fair value of any reporting unit may be below its carrying value.
During the pandemic, the public has been advised to: (i) remain at home, (ii) limit social interaction, (iii) close non-essential businesses and (iv) postpone certain surgical and elective medical procedures in order to prioritize/conserve available health care resources. During the three months ended March 31, 2020, this has negatively impacted, most notably, the revenues of the Company's Global Vision Care and Global Surgical businesses particularly in Asia where the COVID-19 pandemic originated. The Company anticipates further revenue declines in these businesses during 2020 as it experienced steeper declines in these business revenues in the month of March. Beginning in the second quarter, the Company started experiencing and is anticipating COVID-19 pandemic-related revenue declines in intraocular lenses, medical devices, surgical systems and certain pre- and post-operative eye-medications of its Ophthalmology business, in medical aesthetics and therapeutic products of its Global Solta business, and in certain branded pharmaceutical products of its Salix, Ortho Dermatologics and Dentistry businesses. These revenues declines are expected, as the offices of many health care providers are closed and certain surgeries and elective medical procedures are being deferred. To date, the COVID-19 pandemic appears to have had only a limited impact on the revenues of the Company's Xifaxan® products.
Based on its assessment the Company believes its revenues will be most impacted by the pandemic during the second quarter, as the infection rate of the COVID-19 virus accelerated in March into April, and the virus had spread beyond Asia into different geographies, including the U.S. and Europe, and the number of shelter-in-place directives issued by local authorities increased. Although the affected businesses and geographies are expected to recover at different rates, overall the Company anticipates that the negative trend in revenues will begin to stabilize during its second quarter and continue into its third quarter with the revenues of all businesses possibly returning to pre-pandemic levels as early as late 2020, but, if not, then in 2021. This assessment assumes, among other matters, that the precautionary measures taken by the public are successful in decelerating the spread of the virus, there will be no resurgence of the virus in the second half of 2020 that will lead to significant social restrictions, there will be no significant social restrictions in place at the end of 2020, responses from governments and private sector participants will be successful in bringing about a quick orderly recovery of the global economy, there will be no major interruptions in the Company's supply, manufacturing and distribution channels and the Company continues to execute on its strategies in response to the pandemic.
The Company's latest forecasts of cash flows gives consideration to the nature and timing of the expected revenue losses disclosed above. The changes in the amounts and timing of these revenues as presented in the latest forecasts include a range of potential outcomes and are not substantial enough to materially adversely affect the recoverability of any of the associated reporting units’ assets and are not material enough to indicate that the fair values of those reporting units might be below their respective carrying values.
Based on the results of the October 1, 2019 annual goodwill impairment test, the Company performed qualitative interim assessments of the respective carrying values and fair values of the Ortho Dermatologics reporting unit and the Neuro and Other reporting unit as of March 31, 2020 to determine if quantitative fair value testing was warranted. As part of these qualitative assessments, management considered the totality of all relevant events or circumstances that effect the carrying amount or fair value of each reporting unit, including comparing the reporting units’ operating results to the forecast used to test the goodwill of the Ortho Dermatologics reporting unit and the Neuro and Other reporting unit as of October 1, 2019. Management believed that based on its qualitative assessment, it was more likely than not that the carrying amount of the Neuro and Other reporting unit was less than its fair value and, therefore, concluded a quantitative assessment was not required at March 31, 2020. However, the operating results for the Ortho Dermatologics reporting unit for three months ended March 31, 2020 were less than those forecasted as of October 1, 2019 for the same period. Further, the Company adjusted its forecasted cash flows for the Ortho Dermatologics reporting unit for the wide range of potential impacts of the COVID-19 pandemic and longer launch cycles for certain new products. These factors are indicators that there is less headroom as of March 31, 2020 as compared to the headroom calculated on the date goodwill was last tested for impairment. Therefore, a quantitative fair value test for the Ortho Dermatologics reporting unit was performed. The quantitative fair value test utilized the Company's most recent cash flow projections, including a range of potential outcomes, along with a long-term growth rate of 2.0% and a range of discount rates between 9.5% and 10.0%. Based on the quantitative test, the fair value of the Ortho Dermatologics reporting unit continued to be greater than its carrying value and as a result, there was no impairment to the goodwill of the reporting unit, however, the headroom was reduced from the prior year’s assessment. The Company continues to monitor the market conditions impacting the Ortho Dermatologics reporting unit and Neuro and Other reporting unit including: (i) the impacts of the COVID-19 pandemic on operations, (ii) the impact of the loss of exclusivity of certain products, (iii) the impact of longer launch cycles for new products and (iv) ongoing pricing pressures, which could negatively impact the reporting units' results over the long term.
If market conditions further deteriorate, if the factors and circumstances regarding the COVID-19 pandemic escalate beyond management’s current expectations, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and those charges can be material.
No other events occurred or circumstances changed during the period October 1, 2019 (the date goodwill was last tested for impairment) through March 31, 2020 that indicate it is more likely than not the fair value of any reporting unit, other than the Ortho Dermatologics reporting unit may be below its carrying value.
Accumulated goodwill impairment charges through March 31, 2020 were $3,711 million.

9.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	March 31, 2020	December 31, 2019
Legal matters and related fees	$1,416	$1,397
Product rebates	909	$898
Product returns	658	691
Interest	382	305
Employee compensation and benefit costs	249	304
Income taxes payable	184	196
Other	640	720
	$4,438	$4,511

10.	FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		March 31, 2020		December 31, 2019
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2023 Revolving Credit Facility	June 2023	$—	$—	$—	$—
June 2025 Term Loan B Facility	June 2025	3,766	3,671	3,869	3,768
November 2025 Term Loan B Facility	November 2025	1,275	1,257	1,275	1,257
Senior Secured Notes:
6.50% Secured Notes	March 2022	1,250	1,243	1,250	1,242
7.00% Secured Notes	March 2024	2,000	1,984	2,000	1,983
5.50% Secured Notes	November 2025	1,750	1,734	1,750	1,733
5.75% Secured Notes	August 2027	500	493	500	493
Senior Unsecured Notes:
5.50%	March 2023	292	291	402	400
5.875%	May 2023	201	200	1,448	1,441
4.50% euro-denominated debt	May 2023	1,655	1,647	1,682	1,674
6.125%	April 2025	3,250	3,231	3,250	3,230
9.00%	December 2025	1,500	1,474	1,500	1,473
9.25%	April 2026	1,500	1,485	1,500	1,484
8.50%	January 2027	1,750	1,756	1,750	1,756
7.00%	January 2028	750	741	750	741
5.00%	January 2028	1,250	1,234	1,250	1,234
7.25%	May 2029	750	741	750	740
5.25%	January 2030	1,250	1,234	1,250	1,234
Other	Various	12	12	12	12
Total long-term debt and other		$24,701	24,428	$26,188	25,895
Less: Current portion of long-term debt and other			4		1,234
Non-current portion of long-term debt			$24,424		$24,661

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
In March 2020, the World Health Organization declared COVID-19 a global pandemic, resulting in an adverse impact on the global economy. While there are a number of standard borrowing conditions that must be met to make borrowings under the 2023 Revolving Credit Facility, the Company has considered the economy's impact on its non-financial and financial maintenance covenants and believes the current state of the economy does not limit its access to capital under the 2023 Revolving Credit Facility at this time.
As of March 31, 2020, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast as adjusted for the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.
The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenant and may take other actions to reduce its debt levels to align with the Company’s long-term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate.
Senior Secured Credit Facilities
On June 1, 2018, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Fourth Amended and Restated Credit and Guaranty Agreement, as amended by the First Incremental Amendment to the Restated Credit Agreement, dated as of November 27, 2018, and as further amended (the “Restated Credit Agreement”) with a syndicate of financial institutions and investors as lenders. The Restated Credit Agreement provides for a revolving credit facility of $1,225 million, which matures on the earlier of June 1, 2023 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and Bausch Health Americas, Inc. ("BHA") in an aggregate principal amount in excess of $1,000 million (the "2023 Revolving Credit Facility") and term loan facilities of original principal amounts of $4,565 million and $1,500 million, maturing in June 2025 (the “June 2025 Term Loan B Facility”) and November 2025 (the "November 2025 Term Loan B Facility"), respectively. Both the Company and BHA are borrowers under the 2023 Revolving Credit Facility, borrowings under which may be made in U.S. dollars, Canadian dollars or euros.
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
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings. As of March 31, 2020, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 3.61% and 3.36% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2020, the aggregate remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $1,023 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of March 31, 2020, the stated rate of interest on the 2023 Revolving Credit Facility was 3.36% per annum. As of March 31, 2020, the Company had no outstanding borrowings, $168 million of issued and outstanding letters of credit and remaining availability of $1,057 million under its 2023 Revolving Credit Facility. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
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
5.75% Senior Secured Notes due 2027 - March 2019 Refinancing Transactions
On March 8, 2019, BHA and the Company issued: (i) $1,000 million aggregate principal amount of 8.50% Senior Unsecured Notes due January 2027 (the "January 2027 Unsecured Notes") and (ii) $500 million aggregate principal amount of 5.75% Senior Secured Notes due August 2027 (the "August 2027 Secured Notes"), respectively, in a private placement. A portion of the proceeds, and cash on hand, were used to: (i) repurchase $584 million of 5.875% Senior Unsecured Notes due 2023 (the "May 2023 Unsecured Notes"), (ii) repurchase $518 million of 5.625% Senior Unsecured Notes due 2021 (the “December 2021 Unsecured Notes”), (iii) repurchase $216 million of 5.50% Senior Unsecured Notes due 2023 (the "March 2023 Unsecured Notes”) and (iv) pay all fees and expenses associated with these transactions (collectively, the “March 2019 Refinancing Transactions”). During April 2019, the Company redeemed $182 million of the December 2021 Unsecured Notes, representing the remaining outstanding principal balance of the December 2021 Unsecured Notes and completing the refinancing of $1,500 million of debt in connection with the March 2019 Refinancing Transactions.
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
8.50% Senior Unsecured Notes due 2027 - March 2019 Refinancing Transactions
As part of the March 2019 Refinancing Transactions described above, BHA issued $1,000 million aggregate principal amount of January 2027 Unsecured Notes. These are additional notes and form part of the same series as BHA’s existing January 2027 Unsecured Notes.
7.00% Senior Unsecured Notes due 2028 and 7.25% Senior Unsecured Notes due 2029 - May 2019 Refinancing Transactions
On May 23, 2019, the Company issued: (i) $750 million aggregate principal amount of 7.00% Senior Unsecured Notes due January 2028 (the "7.00% January 2028 Unsecured Notes") and (ii) $750 million aggregate principal amount of 7.25% Senior Unsecured Notes due May 2029 (the "May 2029 Unsecured Notes"), respectively, in a private placement. The proceeds and cash on hand, were used to: (i) repurchase $1,118 million of May 2023 Unsecured Notes, (ii) repurchase $382 million of March 2023 Unsecured Notes and (iii) pay all fees and expenses associated with these transactions (collectively, the “May 2019 Refinancing Transactions”).
5.00% Senior Unsecured Notes due 2028 and 5.25% Senior Unsecured Notes due 2030 - December 2019 Financing and Refinancing Transactions
On December 30, 2019, the Company issued: (i) $1,250 million aggregate principal amount of 5.00% Senior Unsecured Notes due January 2028 (the "5.00% January 2028 Unsecured Notes") and (ii) $1,250 million aggregate principal amount of 5.25% Senior Unsecured Notes due January 2030 (the "January 2030 Unsecured Notes") in a private placement. The proceeds and cash on hand were used to: (i) redeem $1,240 million of May 2023 Unsecured Notes on January 16, 2020, (ii) finance the $1,210 million settlement of certain U.S. securities litigation, subject to final court approval, as discussed in Note 18, "LEGAL PROCEEDINGS" and (iii) pay all fees and expenses associated with these transactions (collectively, the "December 2019 Financing and Refinancing Transactions").

Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company's outstanding debt obligations as of March 31, 2020 and December 31, 2019 was 6.01% and 6.21%, respectively.
Maturities and Mandatory Payments
In order to reduce future cash interest payments, as well as future maturities and mandatory payments, the Company may, from time to time, purchase outstanding debt for cash in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, future liquidity requirements, contractual restrictions and other factors. During the three months ended March 31, 2020, the Company repurchased and retired, outstanding senior unsecured notes with an aggregate par value of $17 million in the open market, for an aggregate cost of $16 million. In connection with these repurchases, the Company recognized a gain of $1 million included in Loss on extinguishment of debt.
Maturities and mandatory payments of debt obligations for the remainder of 2020, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2020	$4
2021	—
2022	1,553
2023	2,447
2024	2,303
2025	10,632
Thereafter	7,762
Total debt obligations	24,701
Unamortized premiums, discounts and issuance costs	(273)
Total long-term debt and other	$24,428

11.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries. Net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three months ended March 31, 2020 and 2019 consists of:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	2	2	1	1	—	—
Expected return on plan assets	(3)	(3)	(1)	(1)	—	—
Amortization of prior service credit and other	—	—	(4)	—	(1)	—
Net periodic (benefit) cost	$(1)	$(1)	$(3)	$1	$(1)	$—

12.	SHARE-BASED COMPENSATION
In May 2014, shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan was equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered 20,000,000 common shares of common stock for issuance under the 2014 Plan.
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
Approximately 3,892,000 common shares were available for future grants as of March 31, 2020. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
Effective April 28, 2020, the Company further amended and restated the Amended and Restated 2014 Plan (the “Further Amended and Restated 2014 Plan”). The Further Amended and Restated 2014 Plan includes the following amendments: (i) the number of common shares authorized for issuance under the Further Amended and Restated 2014 Plan has been increased by an additional 13,500,000 common shares, as approved by the requisite number of shareholders at the Company’s annual general meeting held on April 28, 2020, (ii) the exercise price of stock options and share appreciation rights (“SARs”) will be based on the closing price of the underlying common shares on the date such stock options or SARs are granted (rather than on the last preceding trading date), (iii) additional provisions clarifying that: (a) stock options and SARs will not be eligible for the payment of dividend or dividend equivalents and (b) the Talent and Compensation Committee of the Board of Directors of the Company cannot, without shareholder approval, seek to effect any repricing of any previously granted “underwater” stock option or SAR and (iv) other housekeeping and/or clerical changes.
The Company has a long-term incentive program with the objective of realigning the share-based awards granted to senior management with the Company’s focus on improving its tangible capital usage and allocation while maintaining focus on improving total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based restricted share units (“RSUs”) and performance-based RSUs. Performance-based RSUs are comprised of: (i) awards that vest upon achievement of certain share price appreciation conditions that are based on total shareholder return (“TSR”) and (ii) awards that vest upon attainment of certain performance targets that are based on the Company’s return on tangible capital (“ROTC”).

The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in millions)	2020	2019
Stock options	$4	$6
RSUs	23	18
	$27	$24

Research and development expenses	$3	$2
Selling, general and administrative expenses	24	22
	$27	$24

Share-based awards granted consist of:

	Three Months Ended March 31,
	2020	2019
Stock options
Granted	2,260,000	1,684,000
Weighted-average exercise price	$24.77	$23.16
Weighted-average grant date fair value	$6.60	$8.47

Time-based RSUs
Granted	2,453,000	2,401,000
Weighted-average grant date fair value	$23.37	$24.05

TSR performance-based RSUs
Granted	425,000	454,000
Weighted-average grant date fair value	$26.13	$34.53

ROTC performance-based RSUs
Granted	472,000	505,000
Weighted-average grant date fair value	$27.05	$25.03

As of March 31, 2020, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $161 million, which will be amortized over a weighted-average period of 1.95 years.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	March 31, 2020	December 31, 2019
Foreign currency translation adjustment	$(2,236)	$(2,046)
Pension and postretirement benefit plan adjustments, net of income taxes	(45)	(40)
	$(2,281)	$(2,086)

Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested.
During the three months ended March 31, 2020, amounts reclassified from Accumulated other comprehensive loss into the Company's operating results were not material.

14.	RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended March 31,
(in millions)	2020	2019
Product related research and development	$114	$107
Quality assurance	8	10
	$122	$117

15.	OTHER EXPENSE (INCOME), NET
Other expense (income), net consists of:

	Three Months Ended March 31,
(in millions)	2020	2019
Net gain on sale of assets	$(1)	$(10)
Acquired in-process research and development costs	1	1
Acquisition-related costs	—	8
Litigation and other matters	23	2
Other, net	—	(4)
	$23	$(3)

16.	INCOME TAXES
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

Benefit from income taxes for the three months ended March 31, 2020 was $26 million and included: (i) $21 million of net income tax benefit for discrete items, which includes: (a) $10 million in tax benefits recognized for changes in uncertain tax positions, (b) a $5 million tax benefit related to a deduction for stock compensation and (c) $4 million of net tax benefits associated with filing certain tax returns and (ii) $5 million of income tax benefit for the Company's ordinary loss during the three months ended March 31, 2020.
Benefit from income taxes for the three months ended March 31, 2019 was $74 million and included: (i) $51 million of net income tax expense for discrete items, which includes: (a) $32 million of tax benefit recognized upon a ruling from the Polish tax authorities confirming the deductibility of royalty payments by an affiliate, (b) $15 million of net tax benefits associated with filing certain tax returns and (c) $4 million in tax benefits recognized for changes in uncertain tax positions and (ii) $23 million of income tax benefit for the Company's ordinary loss during the three months ended March 31, 2019.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made except that, as a result of the 2018 adoption of guidance regarding intra-entity transfers, any change in valuation allowance surrounding the adoption of the intra-entity transfer resulting from this adoption was recorded within equity. The valuation allowance against deferred tax assets was $2,824 million and $2,831 million as of March 31, 2020 and December 31, 2019, respectively. The decrease was primarily due to income in Canada. The Company will continue to assess the need for a valuation allowance on a go-forward basis.
As of March 31, 2020 and December 31, 2019, the Company had $967 million and $1,002 million of unrecognized tax benefits, which included $46 million and $45 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of March 31, 2020, $321 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2020 could decrease by approximately $110 million in the next 12 months as a result of the resolution of certain tax audits and other events.
The Company continues to be under examination by the Canada Revenue Agency. The Company’s position as of March 31, 2020 with regard to proposed audit adjustments has not changed and the proposed adjustments continue to result primarily in a loss of tax attributes that are subject to a full valuation allowance.
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

17.	LOSS PER SHARE
Loss per share attributable to Bausch Health Companies Inc. were calculated as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019
Net loss attributable to Bausch Health Companies Inc.	$(152)	$(52)

Basic and diluted weighted-average common shares outstanding	353.4	351.3

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.43)	$(0.15)

During the three months ended March 31, 2020 and 2019, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 5,207,000 and 4,920,000 common shares for the three months ended March 31, 2020 and 2019, respectively.
During the three months ended March 31, 2020 and 2019, time-based RSUs, performance-based RSUs and stock options to purchase approximately 9,561,000 and 5,370,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

18.	LEGAL PROCEEDINGS
From time to time, the Company becomes involved in various legal and administrative proceedings, which include product liability, intellectual property, commercial, tax, antitrust, governmental and regulatory investigations, related private litigation and ordinary course employment-related issues. From time to time, the Company also initiates actions or files counterclaims. The Company could be subject to counterclaims or other suits in response to actions it may initiate. The Company believes that the prosecution of these actions and counterclaims is important to preserve and protect the Company, its reputation and its assets. Certain of these proceedings and actions are described in Note 21, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020. Except as described below, there have been no material updates or developments with respect to any such proceedings or actions during the three months ended March 31, 2020.
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of March 31, 2020, the Company's Consolidated Balance Sheets includes accrued current loss contingencies of $1,416 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Governmental and Regulatory Inquiries
SEC Investigation
Beginning in November 2015, the Company received from the staff of the Los Angeles Regional Office of the SEC subpoenas for documents, as well as various document, testimony and interview requests, related to its investigation of the Company, including requests concerning the Company's former relationship with Philidor Rx Services, LLC ("Philidor"), its accounting practices and policies, its public disclosures and other matters. On March 27, 2020, the staff of the SEC’s Los Angeles Regional Office issued a Wells Notice informing the Company that they had reached a preliminary determination to recommend that the SEC bring charges against the Company for violating the federal securities laws as a result of SEC filings and other statements made by Valeant and its former executives in 2014-2015 concerning Philidor, as well as other accounting and disclosure matters. The Company continues to cooperate with the SEC in this matter, has responded to the Wells Notice and continues to engage in settlement discussions with the staff. The Company has agreed to a tolling agreement with the SEC regarding these potential claims. Although the Company cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of the SEC investigation, the Company expects that it will likely result in damages, settlement payments, fines, penalties, consent orders or other administrative sanctions against the Company and/or certain of its former legacy directors and officers, any of which could be material. As a result, although no agreement has been reached, the Company has recorded an estimated liability based on these discussions which is included in the Company's accrued current loss contingencies. The final resolution may differ from the Company's current estimate and it could be material to the Company’s results of operations.
As referenced above, during the three months ended March 31, 2020, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Governmental and Regulatory Inquiries” in Note 21, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020. Such matters include:
AMF Investigation
On April 12, 2016, the Company received a letter from the Autorité des marchés financiers (the “AMF”) requesting documents concerning the work of the Company’s ad hoc committee of independent directors, the Company’s former relationship with Philidor, the Company's accounting practices and policies and other matters. In July 2018, the Company was advised by the AMF that it had issued a formal investigation order against it.
Investigation by the U.S. Attorney's Office for the District of Massachusetts - re Arestin®
In August 2019, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts, requesting materials including documents concerning the sales, marketing, coverage and reimbursement of Arestin®, including related support services, and other matters.
The Company is cooperating with all these investigations. The Company cannot predict the outcome or the duration of these investigations or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
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
On December 16, 2019, the Company, the current or former officers and directors, ValueAct, and the underwriters announced that they agreed to resolve the securities action for $1,210 million, subject to final court approval. Once approved by the court, the settlement will resolve and discharge all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. On January 27, 2020 the court preliminarily approved the settlement and scheduled the final settlement approval hearing for May 27, 2020. In order to qualify for a settlement payment all persons and entities that purchased or otherwise acquired the Company securities during the class period must have submitted a proof of claim and release form by May 6, 2020. The settlement payment is being paid in accordance with the payment schedule outlined in the settlement agreement. The opt-out litigations discussed below remain ongoing.
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
In addition to the consolidated putative class action, thirty-five groups of individual investors in the Company’s stock and debt securities have chosen to opt out of the consolidated putative class action and filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. In addition to the matters captioned Maverick Neutral Levered Fund v. Valeant Pharmaceuticals International, Inc. (Case No. 20-cv-02190) (“Maverick”) and Templeton v. Valeant Pharmaceuticals International, Inc. (Case No. 20-cv-05478) (“Templeton”), these actions were captioned previously in the Company’s Annual Report on Form 10K for the year ended December 31, 2019, filed on February 19, 2020. Two of the thirty-five opt out actions have been dismissed; and while the total number of remaining opt out actions pending in the District of New Jersey is thirty-three actions, the Company has reached agreement in principle to resolve several of these actions and expects those actions to be dismissed shortly.
These individual shareholder actions assert claims under Sections 10(b), and 20(a) of the Exchange Act. Certain of these individual actions assert additional claims, including claims under Section 18 of the Exchange Act, Sections 11, 12(a)(2), and 15 of the Securities Act, common law fraud, negligent misrepresentation, claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act and one plaintiff asserts claims under the Connecticut Uniform Securities Act. These claims are based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. The allegations in the complaints are similar to those made by plaintiffs in the putative class action. Motions to dismiss have been filed and in most cases decided in many of these individual actions. To date, the Court has dismissed state law claims including New Jersey Racketeer Influenced and Corrupt Organizations Act, common law fraud, and negligent misrepresentation claims in certain cases. On January 7, 2019, the Court entered a stipulation of voluntary dismissal in the Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) opt-out action, closing the case. On September 10, 2019, the Court granted defendants’ motion to dismiss all claims in the Bahaa Aly v. Valeant Pharmaceuticals International, Inc. (“Aly”) (Case No. 18-cv-17393) opt-out action. On October 9, 2019, the Aly Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. On December 13, 2019, the Court granted the Company’s motion to dismiss the Catalyst complaint in its entirety.
The Company disputes the claims against it in the remaining individual opt-out complaints and intends to defend itself vigorously.
Canadian Securities Litigation
In 2015, six putative class actions were filed and served against the Company and certain current or former officers and directors in Canada in the provinces of British Columbia, Ontario and Quebec. The Company is also aware of two additional putative class actions that were filed with the applicable court but which have not been served on the Company and the factual allegations made in these actions are substantially similar to those outlined above.
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
On February 3, 2020, the Quebec Superior Court granted the applications of CalSTRS and BlackRock for leave to pursue their respective actions asserting claims under the Quebec Securities Act. On March 11, 2020, the Company and the other defendants filed applications for leave to appeal from the decision of the Quebec Superior Court. The applications for leave to appeal are scheduled to be heard on June 9, 2020.
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
Derivative Lawsuits
On September 10, 2019 and September 13, 2019, two alleged stockholders filed derivative lawsuits purportedly on behalf of the Company against former Company board members and executives. On March 7, 2020, a consolidated amended derivative complaint was filed, captioned In re Bausch Health Companies Inc. F/K/A/ Valeant Pharmaceuticals International, Inc. Stockholder Derivative Litigation (Case No. 19-cv-17833).
Plaintiffs assert claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor. The consolidated complaint also asserts a claim for contribution and indemnification by the Defendants for any liability the Company ultimately faces as a result of the conduct alleged in the complaint. The claims alleged in these cases are based on the same purported conduct that is at issue in In re Valeant Pharmaceuticals International, Inc. Securities

Litigation, all of which occurred prior to 2017. On April 21, 2020, the Defendants filed a motion to dismiss the consolidated amended complaint. Briefing on this motion will conclude on July 6, 2020. The Company disputes these claims and intends to defend itself vigorously.
Other Securities and RICO Class Actions and Related Matters
As referenced above during the three months ended March 31, 2020, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Securities and RICO Class Actions and Related Matters” in Note 21, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020. Such matters include:
RICO Class Actions
Between May 27, 2016 and September 16, 2016, three actions were filed in the U.S. District Court for the District of New Jersey against the Company and various third-parties (these actions were subsequently consolidated), alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third-party payors that paid claims submitted by Philidor for certain Company-branded drugs between January 2, 2013 and November 9, 2015.  The consolidated complaint alleges, among other things, that the defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding: (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription.  The complaint further alleges that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute. A decision on the Company’s motion to dismiss this complaint is pending. The Company believes these claims are without merit and intends to defend itself vigorously.
Hound Partners Lawsuit
In October 2018, Hound Partners Offshore Fund, LP, Hound Partners Long Master, LP, and Hound Partners Concentrated Master, LP, filed a lawsuit against the Company in the Superior Court of New Jersey Law Division/Mercer County that asserts claims for common law fraud, negligent misrepresentation, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act. This matter is currently stayed pending the completion of discovery in one of the above-noted federal opt-out cases. The Company disputes the claims and intends to vigorously defend this matter.
Antitrust
Glumetza Antitrust Litigation
Between August 2019 and February 2020, seven (7) putative antitrust class actions and three (3) non-class complaints were filed in the Northern District of California against the Company, Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc., and Santarus, Inc. (among other defendants) (the “California Actions”). In February 2020, an eighth putative class action was filed in the Southern District of Florida; this action was transferred to the Northern District of California. Three (3) of the class actions were filed by plaintiffs seeking to represent a class of direct purchasers. The purported classes of direct purchasers filed a consolidated amended complaint on November 25, 2019. The five (5) class actions filed by end payer purchasers have all been voluntarily dismissed. The three (3) non-class complaints were filed by direct purchasers. These actions have been consolidated and coordinated in In re Glumetza Antitrust Litigation, Case No. 3:19-cv-05822-WHA.
Both class and non-class direct purchaser plaintiffs seek damages under federal antitrust laws. The lawsuits allege that a 2012 settlement of a patent litigation regarding Glumetza® delayed generic entry in exchange for an agreement not to launch an authorized generic of Glumetza® or grant any other company a license to do so. The complaints allege that the settlement agreement resulted in higher prices for Glumetza® and its generic equivalent both prior to and after generic entry. On April 29, 2020, the purported classes of direct purchasers filed their motion for class certification.  Briefing on the motion is expected to conclude in June 2020. The Company and its affiliates named in these cases dispute the claims against them and intend to vigorously defend these matters.

Other Antitrust Matters
As referenced above during the three months ended March 31, 2020, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Antitrust” in Note 21, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019), filed with the SEC on February 19, 2020. This includes the following matter:
Generic Pricing Antitrust Litigation
Certain of the Company’s subsidiaries are defendants in a multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania. The lawsuits (which include claims by direct purchasers, end payers, indirect resellers and opt-outs) seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The Company disputes the claims against it and continues to defend itself vigorously.
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Relistor®, Uceris®, Xifaxan® 200mg, Xifaxan® 550mg, Plenvu®, Bepreve®, Bryhali® and Jublia® in the United States and Jublia® in Canada, or other similar suits.
On February 17, 2020, the Company and Alfasigma S.p.A. ("Alfasigma") received a Notice of Paragraph IV Certification from Norwich Pharmaceuticals Inc. (“Norwich”), in which Norwich asserted that the U.S. patents listed in the U.S. Food and Drug Administration's (the "FDA") Orange Book for the Company’s Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Norwich. The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Norwich’s ANDA for rifaximin tablets, 550 mg. Xifaxan® is protected by 23 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. The Company remains confident in the strength of the Xifaxan® patents and will continue to vigorously pursue this matter and defend its intellectual property.
A similar suit was also filed against Sandoz, Inc. (“Sandoz”) in September 2019, alleging infringement by Sandoz of one or more claims of certain of these Xifaxan® Patents by the commercial manufacture, use or sale of Sandoz’s generic rifaximin tablets, 550 mg, for which an ANDA had been filed. On May 6, 2020, the Company announced that an agreement had been reached with Sandoz that resolved this litigation. Under the terms of the agreement, the parties agreed to dismiss all litigation related to Xifaxan® (rifaximin), Sandoz acknowledged the validity of the licensed patents for Xifaxan® (rifaximin) 550 mg tablets and all intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets will remain intact and enforceable until expiry in October 2029. The agreement also grants Sandoz a non-exclusive license to the intellectual property relating to Xifaxan® (rifaximin) 550 mg tablets in the United States beginning January 1, 2028 (or earlier under certain circumstances). Under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Sandoz will have the right to market a royalty-free generic version of Xifaxan® (rifaximin) 550 mg tablets, should it receive approval from the FDA on its ANDA. Sandoz will be able to commence such marketing earlier if another generic rifaximin product is granted approval and such other generic rifaximin product begins to be sold or distributed in the United States before January 1, 2028. The Company will not make any financial payments or other transfers of value as part of this agreement with Sandoz.
In addition, patents covering the Company's branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review ("IPR") at the U.S. Patent & Trademark Office. The proceedings operate under different standards from district court proceedings, and are often completed within 18 months of institution.  IPR challenges have been brought against patents covering the Company's branded pharmaceutical products.  For example, following Acrux DDS’s IPR petition, the U.S. Patent and Trial Appeal Board, in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia® and, on June 6, 2018, issued a written determination invalidating such patent. An appeal of this decision was filed on August 7, 2018. On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings. Jublia® continues to be covered by eleven other Orange Book-listed patents owned by the Company and its licensor, which expire in the years 2028 through 2035.
Product Liability
As referenced above, during the three months ended March 31, 2020, there have been no material updates or developments with respect to certain proceedings or actions as described under “Product Liability” in Note 21, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020. These matters include:
Shower to Shower® Products Liability Litigation
Since 2016, the Company has been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, only twelve (12) of such product liability suits currently remain pending. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to the Company, and legal fees and costs will be paid by Johnson & Johnson. Ten of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer or mesothelioma. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions have been filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. In accordance with the indemnification agreement, Johnson & Johnson will continue to vigorously defend the Company in each of the remaining actions that are not voluntarily dismissed or subject to a grant of summary judgment.
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
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US on June 28, 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. The Company filed a motion to dismiss Plaintiffs’ claims, which was granted on April 27, 2020 without prejudice.
The Company and Bausch Health US dispute the claims against them and intend to defend each of these lawsuits vigorously.

New Mexico Attorney General Consumer Protection Action
The Company and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v. Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc., the Company and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. The State of New Mexico brings claims against all defendants under the New Mexico Unfair Practices Act, the New Mexico Medicaid Fraud Act, the New Mexico Fraud Against Taxpayers Act, and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit seeks to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. The Company disputes the claims asserted in this lawsuit and intends to vigorously defend the matter. On April 17, 2020, Bausch Health US filed a motion to dismiss.
Other General Civil Actions
As referenced above, during the three months ended March 31, 2020, there have been no material updates or developments with respect to certain proceedings or actions as described under “General Civil Actions” in Note 21, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019), filed with the SEC on February 19, 2020. These matters include:
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas.  Doctors Allergy claims its damages are not less than $23 million. The Company has asserted counterclaims against Doctors Allergy.
Litigation with Former Salix CEO
On January 28, 2019, former Salix Ltd. CEO and director Carolyn Logan filed a lawsuit in the Delaware Court of Chancery, asserting claims for breach of contract and declaratory relief. The lawsuit arises out of the contractual termination of approximately $30 million in unvested equity awards following the determination by the Salix Ltd. Board of Directors that Logan intentionally engaged in wrongdoing that resulted, or would reasonably be expected to result, in material harm to Salix Ltd., or to the business or reputation of Salix Ltd. Logan seeks the restoration of the unvested equity awards and a declaration regarding certain rights related to indemnification.
The Company disputes the claims against it in each of these matters and intends to vigorously defend the matters.
Completed or Dormant Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed since January 1, 2020 or the Company anticipates that no further material activity will take place with respect thereto, or the matters have been dormant for several quarters. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company's next public reports and disclosures, unless required. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
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
Contact Lens Antitrust Class Actions
Beginning in March 2015, a number of civil antitrust class action suits were filed by purchasers of contact lenses against B&L Inc., three other contact lens manufacturers, and a contact lens distributor, alleging that the defendants engaged in an anticompetitive scheme to eliminate price competition on certain contact lens lines through the use of unilateral pricing policies, and alleging violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, and of various state antitrust and consumer protection laws. These cases have been consolidated in the Middle District of Florida by the Judicial Panel for Multidistrict Litigation, under the caption In re Disposable Contact Lens Antitrust Litigation, Case No. 3:15-md-02626-HES-JRK. On August 19, 2019, B&L Inc. entered into a settlement, subject to court approval, by which it agreed to pay $10 million to fully and finally resolve plaintiffs’ class claims against B&L Inc. in the case. On October 8, 2019, the settlement agreement was preliminarily approved by the court. A final fairness hearing regarding the settlement was held on February 25, 2020. On March 4, 2020, the Court granted final approval of the settlement agreement in all respects and dismissed the case with prejudice as to B&L Inc., except as to any claim by persons who validly and timely requested exclusion from the settlement classes.
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
Investigation by the State of Texas
On May 27, 2014, the State of Texas served Bausch & Lomb Incorporated (“B&L Inc.”) with a Civil Investigative Demand (“CID”) concerning various price reporting matters relating to the State's Medicaid program and the amounts the State paid in reimbursement for B&L products for the period from 1995 to the date of the CID.  B&L Inc. has cooperated fully with the State's investigation and produced all the documents requested by the State to date.  After an exchange of positions, B&L Inc. and the State agreed to settle the matter for $10 million. The Company made the payment on April 1, 2020. As part of the settlement, the underlying Texas Medicaid Fraud case will be dismissed.
Investigation by the U.S. Attorney's Office for the District of Massachusetts regarding patient assistance and pricing
In October 2015 and June 2016, the Company received two subpoenas from the U.S. Attorney's Office for the District of Massachusetts, requesting materials including documents and witness interviews with respect to the Company’s patient assistance programs and contributions to patient assistance organizations that provide financial assistance to Medicare patients taking products sold by the Company, and the Company’s pricing of its products. The Company is cooperating with this investigation. There has been no material activity for several quarters on the part of the Company with respect to this matter nor has the Company had recent contact from the U.S. Attorney's Office for the District of Massachusetts with respect to this matter. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
Investigation by the U.S. Attorney's Office for the Southern District of New York
In October 2015, the Company received a subpoena from the U.S. Attorney's Office for the Southern District of New York, requesting materials including documents and witness interviews with respect to the Company’s patient assistance programs; its former relationship with Philidor and other pharmacies; the Company’s accounting treatment for sales by specialty pharmacies; information provided to the Centers for Medicare and Medicaid Services; the Company’s pricing (including discounts and rebates), marketing and distribution of its products; the Company’s compliance program; and employee compensation. The Company is cooperating with this investigation. There has been no material activity for several quarters on the part of the Company with respect to this matter. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.

19.	SEGMENT INFORMATION
Reportable Segments
The Company’s Chief Executive Officer ("CEO"), who is the Company’s Chief Operating Decision Maker, manages the business through operating and reportable segments consistent with how the Company’s CEO: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. The Company operates in the following reportable segments: (i) Bausch + Lomb/International segment, (ii) Salix segment, (iii) Ortho Dermatologics segment and (iv) Diversified Products segment.
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

Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Revenues:
Bausch + Lomb/International	$1,114	$1,118
Salix	477	445
Ortho Dermatologics	133	138
Diversified Products	288	315
	$2,012	$2,016

Segment profits:
Bausch + Lomb/International	$325	$319
Salix	319	288
Ortho Dermatologics	48	57
Diversified Products	202	236
	894	900
Corporate	(156)	(125)
Amortization of intangible assets	(436)	(489)
Goodwill impairments	—	—
Asset impairments	(14)	(3)
Restructuring and integration costs	(4)	(20)
Acquisition-related contingent consideration	(13)	21
Other (expense) income, net	(23)	3
Operating income	248	287
Interest income	7	4
Interest expense	(396)	(406)
Loss on extinguishment of debt	(24)	(7)
Foreign exchange and other	(13)	—
Loss before benefit from income taxes	$(178)	$(122)

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

	Three Months Ended March 31, 2020					Three Months Ended March 31, 2019
(in millions)	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total
Pharmaceuticals	$201	$477	$77	$182	$937	$217	$445	$95	$211	$968
Devices	341	—	51	—	392	366	—	38	—	404
OTC	351	—	—	—	351	324	—	—	—	324
Branded and Other Generics	203	—	—	103	306	191	—	—	102	293
Other revenues	18	—	5	3	26	20	—	5	2	27
	$1,114	$477	$133	$288	$2,012	$1,118	$445	$138	$315	$2,016
The top ten products for the three months ended March 31, 2020 and 2019 represented 40% and 36% of total revenues for the three months ended March 31, 2020 and 2019, respectively.
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
U.S. and Puerto Rico	$1,211	$1,200
Canada	90	79
Poland	73	62
Egypt	58	53
China	58	89
Japan	54	55
France	47	53
Germany	44	45
Mexico	41	46
Russia	34	36
United Kingdom	23	29
Spain	20	21
Italy	20	22
Other	239	226
	$2,012	$2,016

Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Three Months Ended March 31,
	2020	2019
AmerisourceBergen Corporation	19%	16%
McKesson Corporation (including McKesson Specialty)	16%	17%
Cardinal Health, Inc.	13%	14%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through May 7, 2020 and should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1993, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Consolidated Financial Statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2019, which were included in our Annual Report on Form 10-K filed on February 19, 2020. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
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
The Bausch + Lomb/International segment - consists of our Global Bausch + Lomb eye-health business and our International Rx business. Our Global Bausch + Lomb eye-health business includes our Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmology Rx products, which in aggregate accounted for approximately 41%, 42% and 43% of our Company's revenues for the three months ended March 31, 2020 and the years 2019 and 2018, respectively. Our International Rx business, with the exception of our Solta products, includes sales in Canada, Europe, Asia, Australia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products and OTC products, which in aggregate accounted for approximately 14%, 13% and 13% of our Company's revenues for the three months ended March 31, 2020 and the years 2019 and 2018, respectively.
Our Bausch + Lomb business is a fully-integrated eye-health business, which we believe is critical to maintaining and developing our position in the global eye-health market. As a fully integrated eye-health business with a 165-year legacy, Bausch + Lomb has an established line of contact lenses, intraocular lenses and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye-health market.
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
The Salix segment - consists of sales in the U.S. of GI products and includes our Xifaxan® product. Our Xifaxan® product accounted for revenues of $375 million, $1,452 million and $1,195 million for the three months ended March 31, 2020 and the years 2019 and 2018, respectively.
As part of our acquisition of Salix Pharmaceuticals, Ltd. in April 2015 (the "Salix Acquisition"), we acquired the intellectual property to a number of products that have provided us with year-over-year revenue growth, particularly the intellectual property behind Xifaxan® for, amongst other indications, irritable bowel syndrome with diarrhea (“IBS-D”), and Relistor® for opioid induced constipation. Revenues from our Xifaxan® product increased approximately 23%, 22% and 22% during the three months ended March 31, 2020 and in the years 2019 and 2018, respectively.
We attribute the growth in our Salix revenues to the investments we have been making since 2017, including: (i) hiring 200 trained and experienced sales force representatives to expand the commercial field force for Xifaxan®, (ii) increasing the focus on the development of next generation formulations of our Salix intellectual property to address new indications, (iii) completing the strategic acquisition of certain assets of Synergy Pharmaceuticals Inc. (“Synergy”), which included the Trulance® product, (iv) increasing the number of sales force representatives for Trulance® and (v) entering into licensing agreements for investigational products, which, once developed and if approved by the U.S. Food and Drug Administration ("FDA"), will be new treatments for certain GI and liver diseases. Each of these opportunities potentially provides us with the ability to expand our GI portfolio and allows us to leverage our existing GI sales force, supply channel and distribution channel.
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
During 2017 through the date of this filing, we have made significant investments to build out our aesthetics, psoriasis and acne product portfolios, which we believe, coupled with our experienced dermatology sales leadership team and our recently expanded Ortho Dermatologics sales force, will position our Ortho Dermatologics business for growth.
Our Solta business is dedicated to the development of innovative treatment technologies that provide proven and effective medical aesthetic and therapeutic benefits to consumers. Global Solta revenues were $51 million and $38 million for the three months ended March 31, 2020 and 2019 and $194 million and $135 million the years 2019 and 2018, respectively. The increase in revenue is primarily attributable to Next Generation Thermage FLX®, a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. During 2018 and 2019, Next Generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia,

Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta medical aesthetic devices portfolio. These launches have been successful as Next Generation Thermage FLX® revenues for three months ended March 31, 2020 and 2019 were $26 million and $12 million, respectively and in full-year 2019 were $77 million.
The Diversified Products segment - consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, such as Wellbutrin®, Aplenzin®, Cuprimine®, Ativan® and Migranal®, (ii) generic products, such as Uceris® authorized generic (“AG”), Elidel® AG and Diastat® AG and (iii) dentistry products, such as Arestin® and NeutraSal®. The Company utilizes the Diversified Products segment to extend the long-term cash flows from a number of assets that are expected to decline over time due to the loss of exclusivity, by launching and selling authorized generic versions of certain branded assets.
For a comprehensive discussion of our business, business strategy, products and other business matters, see Item 1. “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and the Canadian Securities Administrators ("CSA") on SEDAR on February 19, 2020.
Impact of COVID-19 Pandemic
In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China. Since then, COVID-19 has spread to other parts of the world, including the United States, Canada and Europe, and was declared a global pandemic by the World Health Organization (the "WHO") on March 11, 2020. As a global health care company, now more than ever, we remain focused on our mission of helping to improve people’s lives with our health care products.
The unprecedented nature of the COVID-19 pandemic has adversely impacted the global economy. The COVID-19 pandemic and the rapidly evolving reactions of governments, private sector participants and the public in an effort to contain the spread of the COVID-19 virus and/or address its impacts have intensified and have had significant direct and indirect effects on businesses and commerce. This includes but is not limited to, disruption to supply chains, employee base and transactional activity, facilities closures and production suspensions, and significantly increased demand for certain goods and services, such as pandemic-related medical services and supplies, alongside decreased demand for others, such as retail, hospitality, elective medical procedures and travel.
As the global economic landscape changes, there is a wide range of possible outcomes regarding the nature and timing of events and reactions relating to the COVID-19 pandemic, each of which are highly dependent on variables that are difficult to predict at this time. The extent and duration of the pandemic, the rapidly evolving reactions of governments, private sector participants and the public to the COVID-19 pandemic and the associated disruption to business and commerce generally, and the extent to which these may impact the Company's business, financial condition, cash flows, development programs and results of operations in particular, will depend on future developments which are highly uncertain and many of which are outside the Company's control. Such developments include the ultimate geographic spread and duration of the pandemic, new information which may emerge concerning the severity of the COVID-19 pandemic, the effectiveness and intensity of measures to contain COVID-19 and/or address its impacts, and the ultimate economic impact of the pandemic. Such developments, among others, depending on their nature, duration and intensity, could have a significant adverse effect on our business, financial condition, cash flows and results of operations.
To date, the Company has been able to continue its operations with limited disruptions in supply and manufacturing. Although, it is difficult to predict the broad macroeconomic effects that the COVID-19 virus will have on industries or individual companies, the Company has assessed the possible effects and outcomes of the pandemic on, among other things, its supply chain, customers and distributors, discounts and rebates, employee base, product sustainability, research and development efforts, product pipeline and consumer demand. Primarily due to this assessment, we have taken actions to manage the level of our investment in support of certain existing products, anticipated launches and the expansion of our sales footprint in Europe. Postponing these investments may impact the extent and timing in achieving our longer-term forecasts for certain business units, however we believe these actions will not have a material impact on the underlying value of the related businesses or their associated assets.
We are and will continue to closely monitor the impacts of the COVID-19 pandemic and related responses from governments and private sector participants on the Company, our customers, supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition and our planned actions and responses to this pandemic.
We believe we have responded quickly to the human and commercial challenges brought on by COVID-19 and that our early actions have, so far, enabled us to keep our employees safe and our supply lines largely intact and we believe these actions have laid the foundation for us to work our way through the uncertainties to come. Importantly, we believe that the steps we took over the last several years to manage our capital structure place us in a strong position to maintain sufficient liquidity to continue operations through an extended pandemic and we believe that our businesses will not see their long-term value diminished by this unprecedented situation.

Our Employees
The health and safety of our employees is paramount. Our senior management team meets regularly to assess this ongoing situation and has implemented multiple actions to protect our employees. In most locations, employees not directly involved in production, including our sales forces, are working remotely. For essential personnel in our manufacturing and distribution centers, we are taking every precaution to ensure that these employees are working in an environment that is as safe as possible, including following procedures as prescribed by global public health organizations, such as the WHO and U.S. Centers for Disease Control and Prevention.
Our Supply Chain and Manufacturing Facilities
Our objective is to maintain the uninterrupted availability of our products to meet the needs of patients, consumers and our customers, and in fact, we have stepped up production to meet increased demand for certain of our consumer products. Business continuity plans and site-level biosecurity procedures are in place to ensure the well-being of our employees while we work to maintain the integrity of our supply chain. As of the date of this filing, we have not experienced any disruption in our supply chain that would have a material impact on our results of operations.
Our global supply chain team worked diligently to stay ahead of this challenge once it appeared in Asia and has used that experience to put in place procedures to mitigate the risks of closures and disruptions at our manufacturing facilities in other regions. We have multiple sources of active pharmaceutical ingredients ("API") and intermediates for many of our products, the availability of which has not had, and at this time we do not expect will have, a material impact on our supply chain. We have been largely successful in keeping our manufacturing facilities operational, although our facilities in Milan, Laval and China were closed for short periods of time but have since resumed operations. With respect to our largest product, Xifaxan®, as of April 30, 2020, we have over five months’ supply of Xifaxan® on hand and enough API to manufacture another five months’ supply of Xifaxan® finished goods. We also have open orders for API that we currently expect will arrive on schedule. However, if we were to experience a lack of availability of API for Xifaxan®, such disruption to our supply chain could have a significant adverse effect on our business, financial condition and results of operations.
Our Product Pipeline
Our leadership team actively manages the Company's product pipeline to identify what we believe are innovative and realizable projects aligned with our core businesses that are expected to provide incremental and sustainable revenues and growth. During the COVID-19 pandemic, our R&D team remains focused on meeting these objectives in a timely manner; however, there are significant events and circumstances regarding the COVID-19 pandemic that may materially affect our R&D team’s ability to do so, many of which are beyond the Company's control. As a result of these events and circumstances, we have had to pause certain early stage clinical trial and research efforts, which in turn is expected to lead to delays in the development and the anticipated launch of certain projects.
Due to the challenges of the COVID-19 pandemic, most notably those attributable to "stay at home" and travel restrictions, we have been forced to pause certain R&D activities. Clinical trials that started prior to governmental shutdowns remain enrolled and existing patients are progressing, while new patient enrollments in clinical trials have been temporarily paused as most trial sites are not able to accept new patients. While we anticipate resuming these projects as soon as possible, the ultimate impact on the timing and completion of the affected clinical trial programs, and the expected approval and launch of the product candidates to which these development programs relate, is dependent upon when many COVID-19 pandemic uncertainties are resolved and we may resume new patient enrollments and other impacted development activities. As of the date of this filing, the delays in our clinical trials have not had a material impact on our operating results. However, continued delays in our ability to resume new patient enrollments along with other possible COVID-19 pandemic related challenges impacting our R&D projects, which are beyond the Company's control, could lead to additional disruptions. Other possible COVID-19 pandemic related challenges include, but are not limited to, facility closures, delays by third-party service providers, deferrals of doctor visits, postponement of elective medical procedures and surgeries and changes in prioritization by the FDA and other regulatory authorities. Delays caused by COVID-19 pandemic challenges such as these and others, will likely adversely affect the timely approval, launch, commercialization and the commercial success of our products, which could have a significant adverse effect on our future operating results.
Our Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash collected from customers, funds as available from our 2023 Revolving Credit Facility, issuances of long-term debt and issuances of equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for at least twelve months from the date of issuance of this Form 10-Q. Further, in 2019 and 2018, we generated positive cash from operations of $1,501 million and $1,501 million, respectively. Should our operating results during the COVID-19 pandemic materially suffer in comparison to our 2019 and 2018 operating results, we believe we would continue to generate sufficient cash flows from operations to meet our obligations in the ordinary course of business.
As of the date of this filing, we have no debt maturing or mandatory amortization of debt payments until the first quarter of 2022. Additionally, we have no outstanding borrowings, $168 million of issued and outstanding letters of credit and remaining availability of $1,057 million under our 2023 Revolving Credit Facility as defined below. In the event of a future, unexpected, need for near-term liquidity, our 2023 Revolving Credit Facility would be a source of funding for us. After reviewing the terms of our Restated Credit Agreement as defined below and considering a broad range of possible outcomes of the COVID-19 pandemic, we expect that we will have access to capital under our 2023 Revolving Credit Facility across a broad range of scenarios in the event it is required.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt” for additional discussion of these matters.
Our Operating Results
While we are taking actions to mitigate the impact of the COVID-19 pandemic on our daily operations, the pandemic has and is expected to impact our operating results until the pandemic subsides. The changing dynamics of the pandemic, related responses from governments and private sector participants and the precautionary measures taken by our customers and the health care patients and consumers we serve, are expected to impact the timing and amount of our revenues in the near-term. Certain of our businesses have experienced COVID-19 pandemic related declines in revenues during the three months ended March 31, 2020 and we expect continued pandemic-related revenue declines in these and other businesses in the second quarter and possibly the remainder of 2020.
During the pandemic, the public has been advised to: (i) remain at home, (ii) limit social interaction, (iii) close non-essential businesses and (iv) postpone certain surgical and elective medical procedures in order to prioritize/conserve available health care resources. During the three months ended March 31, 2020, these factors have negatively impacted, most notably, the revenues of our Global Vision Care and Global Surgical businesses in Asia where the COVID-19 pandemic originated. We anticipate further revenue declines in these businesses during 2020, as we saw steeper declines in these revenues in the month of March as social restrictions, particularly in the U.S. and Europe, were put in place. Beginning in March and into our second quarter, we also experienced and are anticipating COVID-19 pandemic-related revenue declines in intraocular lenses, medical devices, surgical systems and certain pre- and post-operative eye-medications of our Ophthalmology business, in medical aesthetics and therapeutic products of our Global Solta business, and in certain branded pharmaceutical products of our Salix, Ortho Dermatologics and Dentistry businesses, as the offices of many health care providers are closed and certain surgeries and elective medical procedures are being deferred.
Based on our assessment, we believe our revenues will be most impacted by the pandemic during our second quarter, as the infection rate of the COVID-19 virus accelerated in March into April, the virus had spread beyond Asia into different geographies including the U.S. and Europe, and the number of shelter-in-place directives issued by local authorities increased. Although we expect each of the affected businesses and geographies to recover at different rates, overall we anticipate that the negative trend in our revenues will begin to stabilize during our second quarter and continue into our third quarter with the revenues of all our businesses possibly returning to pre-pandemic levels as early as late 2020, but, if not, then in 2021. This assessment assumes, among other matters, that the precautionary measures taken by the public are successful in decelerating the spread of the virus, there will be no resurgence of the virus in the second half of 2020 that will lead to significant social restrictions,there will be no significant social restrictions in place at the end of 2020, responses from governments and private sector participants will be successful in bringing about a quick orderly recovery of the global economy, there will be no major interruptions in our supply, manufacturing and distribution channels and we are able to continue to execute on our strategies in response to the pandemic.
The changes in our segment revenues and segment profits, including the impact of the COVID-19 virus on our revenues for the three months ended March 31, 2020, are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
Through the date of this filing, the impacts of the COVID-19 pandemic appears to have only a limited impact on our Xifaxan® product revenues and the COVID-19 pandemic is not expected to have a material impact on the Company's revenues once the pandemic subsides. As such, the impacts of the COVID-19 pandemic on the amounts and timing of the Company's revenues are not expected to be substantial enough to materially adversely affect the recoverability of any of the Company's assets and are not material enough to indicate that the fair values of any reporting unit may be below their respective carrying values.
However, if market conditions further deteriorate, if the factors and circumstances regarding the COVID-19 pandemic escalate beyond management’s expectations, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and those charges can be material.

Business Strategy
Our Focus on Core Businesses
In order to continue to focus on our core businesses where we believe there is potential for strong operating margins and evidence of growth opportunities, we have: (i) directed capital allocation to drive growth within our core businesses, (ii) made measurable progress in effectively managing our capital structure, (iii) increased our efforts to improve patient access and (iv) continued to invest in sustainable growth drivers to position us for long-term growth.
Direct Capital Allocation to Drive Growth Within Our Core Businesses
Our capital allocation is driven by our long-term growth strategies. We have been aggressively allocating resources to promote our core businesses globally through: (i) strategic acquisitions, (ii) R&D investment and (iii) strategic investments in our infrastructure. The outcome of this process allows us to better drive value in our product portfolio and generate operational efficiencies.
Strategic Acquisitions - We remain very selective when considering any acquisition and pursue only those opportunities that we believe align well with our current organization and strategic plan. We sometimes refer to these opportunities as "bolt on" acquisitions. In being selective, we seek to enter into only those acquisitions that provide us with significant synergies with our existing business, thereby minimizing risks to our core businesses and providing long-term growth opportunities. Recently, we have entered into transactions that, although not immediately impactful to our operating results, are expected to be accretive to our bottom line in future years and contribute to our long-term growth strategies.
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
We are considering further acquisition opportunities within our core therapeutic areas, some of which could be material in size.
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
Our R&D expenses for the three months ended March 31, 2020 and the years 2019 and 2018, were $122 million, $471 million and $413 million, respectively, and was approximately 6% as a percentage of revenue for the three months ended March 31, 2020 and 5% as a percentage of revenue in each of the years 2019 and 2018. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our strategy.
We have over 225 projects in our global pipeline. Certain core R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below. However, due to the challenges of the COVID-19 pandemic, most notably those attributable to "stay at home" and travel restrictions, we have been forced to pause certain R&D activities. Clinical trials that started prior to governmental shutdowns remain enrolled and existing patients are progressing, while new patient enrollments in clinical trials have been temporarily paused as most trial sites are not able to accept new patients. While we anticipate resuming these projects as soon as possible, the ultimate impact on the timing and completion of the affected clinical trial programs, and the expected approval and launch of the product candidates to which these development programs relate, is dependent upon when many COVID-19 pandemic uncertainties are resolved and we may resume new patient enrollments and other impacted development activities. As of the date of this filing, the delays in our clinical trials have not had a material impact on our operating results. However, continued delays in our ability to resume new patient enrollments along with other possible COVID-19 pandemic related challenges impacting our R&D projects, which are beyond the Company's control, could lead to additional disruptions. Other possible COVID-19 pandemic related challenges include, but are not limited to, facility closures, delays by third-party service providers, deferrals of doctor visits, postponement of elective medical procedures and surgeries and changes in prioritization by the FDA and other regulatory authorities. Delays caused by COVID-19 pandemic challenges such as these and others, will likely adversely affect the timely approval, launch, commercialization and the commercial success of our products. As a result, our estimates regarding the timing and success of our R&D efforts (some of which are set out below), including as it relates to study initiation, enrollment and completion, availability of study results, regulatory submissions, regulatory approvals and commercial launches, may change.

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

•
Bausch + Lomb - SiHy Daily is a silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. In September 2018, we launched this product in Japan under the branded name SiHy Daily AQUALOX™.  We anticipate launching our SiHy Daily contact lens in the U.S. during the second half of 2020 under its U.S. branded name which is yet to be announced.

•
Dermatology - Internal Development Project ("IDP") 126 is an acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. Phase 3 studies initiated in December 2019 have been paused as a result of COVID-19 related factors and are expected to resume in the second half of 2020 assuming clinical sites throughout the various geographies re-open to allow for enrollment of new patients.

•
Bausch + Lomb - Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) is an OTC eye drop developed as an ocular redness reliever. We have several line extensions under development. Further clinical studies are planned for late 2020 and early 2021.

•
Gastrointestinal - Topline data from our Phase 2 study for the treatment of overt hepatic encephalopathy with a new formulation of rifaximin showed a treatment benefit. Patients receiving 40 mg twice daily showed a statistically significant separation from placebo. The topline results of this study will help inform further research on potential new indications for rifaximin using this formulation, including in sickle cell anemia where we expect our clinical trials to commence late 2020 or early 2021.

•
Gastrointestinal - We are preparing to initiate a Phase 2 study to evaluate rifaximin for the treatment of small intestinal bacterial overgrowth or SIBO. Patient enrollment remains subject to getting clinical sites activated post COVID-19 and we expect our clinical trials to commence in the second half of 2020.

•
Gastrointestinal - We have entered into a collaboration with Cedars Sinai Medical Center to evaluate a new formulation of rifaximin for the treatment of IBS. Studies to support this research program have been paused as a result of COVID-19 related factors and are expected to resume upon the re-opening of the relevant clinical sites.

•
Dermatology - IDP-120 is an acne product with a fixed combination of mutually incompatible ingredients: benzoyl peroxide and tretinoin. Phase 3 enrollment has been completed with results expected in the second half of 2020.

•
Dermatology - Arazlo™ (tazarotene) Lotion, 0.045% (formerly IDP-123) is an acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while maintaining efficacy. The FDA approved the New Drug Application ("NDA") for Arazlo™ on December 18, 2019, which we expect to launch in the first half of 2020.

•
Gastrointestinal - Our partner Alfasigma S.p.A. ("Alfasigma") is initiating a Phase 2/3 study for the treatment of postoperative Crohns disease using a novel rifaximin extended release formulation in the second quarter of 2021; the start has been delayed due to COVID-19 related factors.

•
Gastrointestinal - We are developing a probiotic supplement to address gastrointestinal disturbances. Clinical trial is completed and a full data set is available. We expect to launch this product in the second half of 2020.

•
Dermatology - IDP-124 is a topical lotion product designed to treat moderate to severe atopic dermatitis, with pimecrolimus. Phase 3 enrollment has been completed with results expected in the second half of 2020.

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

•
Bausch + Lomb - We are developing a new Ophthalmic Viscosurgical Device ("OVD") product, with a formulation to protect corneal endothelium during phacoemulsification process during a cataract surgery and to help chamber maintenance and lubrication during interocular lens delivery. The FDA clinical study for cohesive OVD started in January 2020 and has been paused as a result of COVID-19 related factors and is expected to resume as soon as possible. In April 2021, we filed a Premarket Approval application for the dispersive OVD with the FDA.

•
Bausch + Lomb - In April 2019, we launched Lotemax® SM (loteprednol etabonate ophthalmic gel) 0.38%, a new formulation for the treatment of post-operative inflammation and pain following ocular surgery. Lotemax® SM is the lowest concentrated loteprednol ophthalmic corticosteroid indicated for the treatment of post-operative inflammation and pain following ocular surgery in the U.S.

•
Bausch + Lomb - enVista® Trifocal intraocular lens is an innovative lens design. We initiated an investigative device exemption study for this product in May 2018 and initiated a Phase 2 study in October 2019.

•
Bausch + Lomb - We are developing a preloaded intraocular lens injector platform for enVista interocular lens. We have received approvals from the European Union and Canada and received FDA clearance for the injector. We anticipate launching this platform in the second half of 2020.

•	Bausch + Lomb - We are developing an extended depth of focus intraocular lens which we anticipate approval in Europe in the second half of 2021 due to COVID-19 delays.

•
Bausch + Lomb - Bausch + Lomb ULTRA® Multifocal for Astigmatism contact lens is the first and only multifocal toric lens available as a standard offering in the eye care professional's fit set. The new monthly silicone hydrogel lens, which was specifically designed to address the lifestyle and vision needs of patients with both astigmatism and presbyopia, combines the Company's unique 3-Zone Progressive™ multifocal design with the stability of its OpticAlign® toric with MoistureSeal® technology to provide eye care professionals and their patients an advanced contact lens technology that offers the convenience of same-day fitting during the initial lens exam. Bausch + Lomb ULTRA® Multifocal for Astigmatism was launched in June 2019.

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

•
Bausch + Lomb - Custom soft contact lens (Ultra buttons) is a latheable silicone hydrogel button for custom soft specialty lenses including: Sphere, Toric, Multifocal, Toric Multifocal and irregular corneas. If approved by the FDA, we expect to launch in the fourth quarter of 2021; the change in date is due to specification change activities delaying the original launch date.

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

Strategic Licensing Agreements - To supplement our internal R&D initiatives and to build-out and refresh our product portfolio, we also search for opportunities to augment our pipeline through arrangements that allow us to gain access to unique products and investigational treatments, by strategically aligning ourselves with other innovative product solutions.
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

In December 2019, we announced that we had acquired an exclusive license from Novaliq GmbH for the commercialization and development in the U.S. and Canada of the investigational treatment NOV03 (perfluorohexyloctane), a first-in-class investigational drug with a novel mechanism of action to treat Dry Eye Disease ("DED") associated with Meibomian gland dysfunction ("MGD"). We expect to initiate a Phase 3 study for this product in the second half of 2020. If approved by the FDA, we believe the addition of this investigational treatment for DED will help build upon our strong portfolio of integrated eye-health products.
In October 2019, we acquired an exclusive license from Clearside Biomedical, Inc. ("Clearside") for the commercialization and development of Xipere™ (triamcinolone acetonide suprachoroidal injectable suspension) in the U.S. and Canada. Xipere™ is a proprietary suspension of the corticosteroid triamcinolone acetonide formulated for suprachoroidal administration via Clearside's proprietary SCS Microinjector™ that is being investigated as a targeted treatment of macular edema associated with uveitis. Clearside expects to resubmit its New Drug Application for Xipere™ to the FDA in the fourth quarter of 2020.
In April 2019, we entered into two licensing agreements which present us with unique developmental opportunities to address unmet needs of individuals suffering with certain GI and liver diseases. The first of these two licensing agreements is with the University of California for certain intellectual property relating to an investigational compound targeting the pituitary adenylate cyclase receptor 1 in non-alcoholic fatty liver disease (“NAFLD”), nonalcoholic steatohepatitis (“NASH”) and other GI and liver diseases. The second is an exclusive licensing agreement with Mitsubishi Tanabe Pharma Corporation to develop and commercialize MT-1303 (amiselimod), a late-stage oral compound that targets the sphingosine 1-phosphate receptor that plays a role in autoimmune diseases, such as inflammatory bowel disease and ulcerative colitis. We have completed a thorough QTC study, which evaluated the cardiac safety profile of the compound.  Topline results were positive and we expect to initiate a Phase 2 study in the second half of 2020.
On February 27, 2018, we announced that we entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. ("Kaken") to develop and commercialize a new chemical entity, IDP-131 (KP-470), for the topical treatment of psoriasis.  An early proof of concept study has been completed and the results did not meet expectations. As a result, the Company no longer believes that IDP-131 can be viably developed for the treatment of psoriasis. The Company and Kaken are currently considering whether this new chemical entity can be developed to treat other indications.
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
To address the expected global demand for our Bausch + Lomb ULTRA® contact lens, in December 2017, we completed a multi-year, $200 million strategic upgrade to our Rochester facility. The upgrade increased production capacity in support of our Bausch + Lomb Ultra® and SiHy Daily AQUALOX™ product lines and better supports the production of other well-established contact lenses, such as our PureVision®, PureVision®2 (SVS, Toric, and Multifocal), SofLens® 38 and SilSoft®.
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
Debt Repayments - Excluding the impact of the $1,210 million financing of the U.S. Securities Litigation settlement discussed below, we have been able to repay (net of additional borrowings) over $7,900 million of long-term debt during the period January 1, 2016 through the date of this filing using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management.
2017 Refinancing Transactions - In March, October, November and December 2017, we accessed the credit markets and completed a series of transactions, whereby we extended approximately $9,500 million in aggregate maturities of certain debt obligations due to mature in April 2018 through April 2022, out to March 2022 through December 2025. As part of these transactions, we also extended commitments under our revolving credit facility, originally set to expire in April 2018, out to April 2020.
2018 Refinancing Transactions - In March, June and November 2018, we accessed the credit markets and completed a series of transactions, whereby we extended approximately $8,300 million in aggregate maturities of certain debt obligations due to mature in March 2020 through July 2022, out to June 2025 through January 2027.  As part of these transactions, we obtained less stringent loan financial maintenance covenants under our Senior Secured Credit Facilities and extended commitments under our revolving credit facility by more than three years by replacing our then-existing revolving credit facility, set to expire in April 2020 with a revolving credit facility of $1,225 million due in June 2023 (the “2023 Revolving Credit Facility”).
2019 Refinancing Transactions - In March, May and December 2019, we accessed the credit markets and completed a series of transactions, whereby, we extended $4,240 million in aggregate maturities of certain debt obligations due to mature in December 2021 through May 2023, out to January 2027 through January 2030.
Financing of Litigation Settlement - In December 2019, we announced that we had agreed to resolve the putative securities class action litigation in the U.S. (the "U.S. Securities Litigation") for $1,210 million, subject to final court approval. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. This settlement, once approved by the court, will resolve and discharge all claims against the Company in the class action, and as a result will resolve the most significant of the Company's remaining legacy legal matters and eliminate a material uncertainty regarding our Company.
To finance the settlement of the U.S. Securities Litigation, on December 30, 2019, we accessed the credit markets and issued: (i) $1,250 million aggregate principal amount of 5.00% Senior Unsecured Notes due January 2028 (the "5.00% January 2028 Unsecured Notes") and (ii) $1,250 million aggregate principal amount of 5.25% Senior Unsecured Notes due January 2030 (the "January 2030 Unsecured Notes") in a private placement. The proceeds and cash on hand were used to: (i) redeem $1,240 million of 5.875% Senior Unsecured Notes due 2023 (the "May 2023 Unsecured Notes") on January 16, 2020, (ii) finance amounts owed under the Company's recently announced $1,210 million settlement agreement relating to the U.S. Securities Litigation (which is subject to final court approval), of which we paid $200 million during January 2020 and $810 million during March 2020 and (iii) pay all fees and expenses associated with these transactions (collectively, the "December 2019 Financing and Refinancing Transactions"). Through this financing, we have in effect extended the payment terms of the pending settlement of $1,210 million out to 2028 and 2030, without negatively impacting our working capital available for operations.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for the details of our debt portfolio as of March 31, 2020 and December 31, 2019.
The debt repayments and refinancings outlined above have allowed us to: (i) improve our credit ratings, (ii) finance amounts owed under the Company's recently announced $1,210 million settlement agreement relating to the U.S. Securities Litigation without negatively impacting our working capital available for operations and (iii) as of the date of this filing, have no debt maturing, or mandatory amortization of debt payments, until the first quarter of 2022.
Our prepayment and refinancings of debt over the last four years translate into lower repayments of principal over the next four years, which, in turn, we believe will permit more cash flows to be directed toward developing our core assets, identifying new product opportunities and repaying additional debt amounts. The mandatory scheduled principal repayments of our debt obligations as of May 7, 2020, the date of this filing, were as follows and reflects repurchases of our senior unsecured notes in the open market of $8 million, in aggregate, in April 2020:

(in millions)
2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	Total
$—	$—	$1,553	$2,443	$2,303	$10,632	$1,500	$2,250	$2,012	$750	$1,250	$24,693
In addition, as a result of the changes in our debt portfolio, approximately 80% of our debt is fixed rate debt as of March 31, 2020, as compared to approximately 60% as of January 1, 2016. The weighted average stated interest rate of the Company's outstanding debt as of March 31, 2020 and December 31, 2019 was 6.01% and 6.21%, respectively.
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
Improve Patient Access
Improving patient access to our products, as well as making them more affordable, is a key element of our business strategy.
Patient Access and Pricing Committee - In 2016, we formed the Patient Access and Pricing Committee which is responsible for setting, changing and monitoring the pricing of our products and evaluating contract arrangements that determine the placement of our products on drug formularies. The Patient Access and Pricing Committee considers new to market product pricing, price changes and their impact across channels on patient accessibility and affordability. The Patient Access and Pricing Committee has been committed to limiting the average annual price increase for our branded prescription pharmaceutical products to no greater than single digits and has reaffirmed this commitment for 2020. These pricing changes and programs could affect the average realized pricing for our products and may have a significant impact on our company revenue and profit.
Cash-pay Prescription Program - In February 2019, we launched Dermatology.com, a cash-pay product acquisition program offering certain branded Ortho Dermatologics products directly to patients. In March 2020, the name Dermatology.com was removed as the cash-pay product program name in order to secure the name Dermatology.com for only online usage including future digital teledermatology and e-commerce offerings. The cash pay program is designed to address the affordability and availability of certain branded dermatology products, when insurers and pharmacy benefit managers are no longer offering those branded prescription pharmaceutical products under their designated pharmacy benefit offerings.
Walgreens Fulfillment Arrangements - In the beginning of 2016, we launched a brand fulfillment arrangement with Walgreen Co. ("Walgreens"). Under the terms of the brand fulfillment arrangement, as amended in July 2019, we made certain dermatology and ophthalmology products available to eligible patients through patient access and co-pay assistance programs at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. Our products available under this fulfillment agreement include certain Ortho Dermatologics products, including our Jublia®, Luzu®, Retin-A Micro® Gel and Onexton® and select branded prescription pharmaceutical products included in our cash-pay prescription program and certain ophthalmology products, including our Vyzulta®, Besivance®, Lotemax®, Alrex®, Prolensa®, Bepreve® and Zylet® products.
Business Trends
In addition to the actions previously outlined, the events described below have affected and may affect our business trends. The matters discussed in this section contain Forward-Looking Statements. Please see “Forward-Looking Statements” for additional information.
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
For instance, there is an increasing rate of myopia, and importantly, myopia as a potential risk factor for glaucoma, macular degeneration and retinal detachment. We continue to see increased demand for new eye-health products that address conditions brought on by factors such as increased screen time, lack of outdoor activities and academic pressures, as well as conditions brought on by an aging population (for example, as more and more baby-boomers in the U.S. are reaching the age of 65). To extend our market share in eye-health, we continually seek to identify new products tailored to address these key trends for development internally with our own R&D team to generate organic growth. Recent product launches include Biotrue® ONEday daily disposable contact lenses, the next generation of Bausch + Lomb ULTRA® contact lenses, SiHy Daily contact lenses, Lumify® (an eye redness treatment), Vyzulta® (a pressure lowering eye drop for patients with angle glaucoma or ocular hypertension) and Ocuvite® Eye Performance (vitamins to protect the eye from stressors such as sunlight and blue light emitted from digital devices).
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
Leveraging our Salix Infrastructure - We strongly believe in our GI product portfolio and we have implemented initiatives, including increasing our marketing presence and identifying additional opportunities outside our existing GI portfolio, to further capitalize on the value of the infrastructure we built around these products to extend our market share.
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
This initiative provided us with positive results, as we experienced consistent growth in demand for our GI products throughout 2017 and 2018, which was evident by our growth in Salix revenues of 12% in 2018 when compared to 2017. These results encouraged us to seek out ways to bring out further value through leveraging our existing sales force and, in the later portion of 2018 and in 2019, we identified and executed on certain opportunities which we describe below.
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
We believe that the acquisition and licensing opportunities discussed above will be accretive to our business by providing us access to products and investigational compounds that are a natural pairing to our Xifaxan® business, allowing us to effectively leverage our existing infrastructure and sales force. We believe these opportunities, coupled with our investment in next generation formulations, will allow our GI franchise to continue to further extend market share.

Position the Ortho Dermatologics Business for Growth - In support of our Ortho Dermatologics business and the opportunities we see for growth in this business, we continue to allocate resources and make additional investments in this business to recruit and retain talent and focus on our core dermatology portfolio of products.
To position the Ortho Dermatologics business for growth, we have taken and are taking a number of actions that we believe will help our efforts to stabilize our dermatology business. These actions include: (i) rebranding our dermatology business, (ii) recruiting a new experienced leadership team, (iii) making significant investment in our core dermatology portfolio, (iv) increasing and reorganizing our dermatology sales force around roughly 195 territories, as we work to rebuild relationships with prescribers of our products and (v) improving patient access to our Ortho Dermatologics products through our cash-pay prescription program previously discussed. With these actions substantially complete, we believed that our Ortho Dermatologics business was positioned for growth in 2020. While we continue to believe that our strategies will return our Ortho Dermatologics business to growth sometime in the future, the impacts of the COVID-19 pandemic has had us reassess this timing. The closure of many health care facilities and medical offices during the pandemic has limited patient access to new prescriptions and we now believe that we will not see the Ortho Dermatologics business return to growth until the COVID-19 pandemic subsides and the U.S. economy stabilizes.
Recruit and Retain Talent - In 2017, we identified and retained a proven leadership team of experienced dermatology sales professionals and marketers. In January 2018, the leadership team, encouraged by the success of our GI sales force expansion program, increased our Ortho Dermatologics sales force by more than 25% in support of our growth initiatives for our Ortho Dermatologics business. We believe the additional sales force is vital to meet the demand we expect from our recently launched products and those we expect to launch in the near-term, pending FDA approval. We continue to monitor our pipeline for other near-term launches that we believe will create opportunity needs in our other core businesses requiring us to make additional investment to retain people for additional leadership and sales force roles.
Investment in Our Core Dermatology Portfolio - We have made significant investments to build out our aesthetics, psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities to extend our market share.
Aesthetics - In 2017, we launched our Next Generation Thermage FLX® product in the U.S., a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. During 2018 and 2019, Next Generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta medical aesthetic devices portfolio. These launches have been successful as Next Generation Thermage FLX® revenues for three months ended March 31, 2020 and 2019 were $26 million and $12 million, respectively, and in full-year 2019 were $77 million.
Psoriasis - As the number of reported cases of psoriasis in the U.S. has increased, we believe there is a need to make further investments in this market in order to maximize our opportunity and supplement our current psoriasis product portfolio. We have filed NDAs for several new topical psoriasis products, launched Duobrii® in June 2019 and launched Bryhali® in November 2018. We expect that Duobrii® and Bryhali® will align well with our existing topical portfolio of psoriasis treatments and, supplemented by our injectable biologic products, such as Siliq®, will provide a diverse choice of psoriasis treatments to doctors and patients. In July 2017, we launched Siliq®, an IL-17 receptor blocker monoclonal antibody biologic for treatment of moderate-to-severe plaque psoriasis, which we estimate to be an over $5,000 million market in the U.S. (Siliq® has a Black Box Warning for the risks in patients with a history of suicidal thoughts or behavior and was approved with a Risk Evaluation and Mitigation Strategy involving a one-time enrollment for physicians and one-time informed consent for patients). As previously discussed, we entered into an exclusive license agreement with Kaken to develop and commercialize products containing a new chemical entity, IDP-131 (KP-470), for the topical treatment of psoriasis. An early proof of concept study has now been completed and the results did not meet expectations. As a result, the Company no longer believes that IDP-131 can be viably developed for the treatment of psoriasis. The Company and Kaken are currently considering whether this new chemical entity can be developed to treat other indications.
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
Bolstered by new product launches in our aesthetics, psoriasis and acne product lines and the potential of other products under development, our experienced dermatology sales leadership team, our sales force and our cash-pay prescription program, we believe we have set the groundwork to position the Ortho Dermatologics business for future growth.

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
In addition, in 2013 federal subsidies began to be phased in for brand-name prescription drugs filled in the Medicare Part D coverage gap. The ACA also included provisions designed to increase the number of Americans covered by health insurance. In 2014, the ACA's private health insurance exchanges began to operate. The ACA also allows states to expand Medicaid coverage with most of the expansion’s cost paid for by the federal government.
For 2019 and 2018, we incurred costs of $20 million and $36 million, respectively, related to the annual fee assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). For 2019 and 2018, we also incurred costs of $137 million and $90 million, respectively, on Medicare Part D utilization incurred by beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).
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
In 2019, the Government of Canada (Health Canada) published in the Canadian Gazette the new pricing regulation for patented drugs. These regulations will become effective on July 1, 2020. The draft application guidelines are available with the final guidelines to be published in 2020. The new regulations will change the mechanics of establishing the pricing for products submitted for approval after August 21, 2019; they will also require full transparency of discounts agreed with provincial bodies; and finally, will change the number and composition of reference countries used to determine if a drug’s price is excessive. While we do not believe this will have a significant impact on our future cash flows, as additional facts materialize, we cannot provide assurance as to the ultimate content, timing, effect or impact of such regulations.
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

Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity in 2020 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2020 or in later years. Following a loss of exclusivity ("LOE") of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the loss of exclusivity or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic of such product (either ourselves or through a third-party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material.
A number of our products already face generic competition. Prior to and during 2020, in the U.S., these products include, among others, Ammonul®, Apriso®, Benzaclin®, Bupap®, Cuprimine®, Edecrin®, Elidel®, Glumetza®, Istalol®, Isuprel®, Locoid® Lotion, Lotemax® Suspension, Mephyton®, Nitropress®, Solodyn®, Syprine®, Uceris® Tablet, Virazole®, Wellbutrin XL®, Xenazine®, Zegerid® and Zovirax® cream. In Canada, these products include, among others, Glumetza®, Wellbutrin® XL and Zovirax® ointment.
2019 LOE Branded Products - Branded products that began facing generic competition in the U.S. during 2019 include, Apriso®, Cuprimine®, Lotemax® Suspension, Solodyn® and Zovirax® cream. In aggregate, these products accounted for 3% of our total revenues in 2019. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
2020 through 2024 LOE Branded Products - Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified branded products that we believe could begin facing potential loss of exclusivity and/or generic competition in the U.S. during the years 2020 through 2024. These products and year of expected loss of exclusivity include, but are not limited to, Clindagel® (2020), Lotemax® Gel (2021), Migranal® (2020), MoviPrep® (2020), Noritate® (2020), Targretin® Gel (2022), Xerese® (2022) and certain other products that are subject to settlement agreements which could impact their exclusivity during the years 2020 through 2024. In aggregate, these products accounted for 3% of our total revenues in 2019. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
2021 LOE OTC Product - PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate-to-advanced age-related macular degeneration. PreserVision® products accounted for 2% of our total revenues in 2019. The PreserVision® formulation patent expires in 2021, and whereas the Company cannot predict the magnitude or timing of the impact from its patent expiry, as this is an OTC product the impact is not expected to be as significant as the loss of exclusivity of a branded pharmaceutical product.
In addition, for a number of our products (including Uceris®, Relistor®, Plenvu®, Xifaxan® 200mg and 550mg, Bepreve®, Bryhali® and Jublia®, in the U.S. and Jublia® in Canada), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.
Bryhali® Lotion, 0.01% (Glenmark) - In December 2019, the Company announced that it had reached an agreement to resolve the outstanding intellectual property litigation with Glenmark Pharmaceuticals, Ltd. ("Glenmark"). Under the terms of the agreement, the Company will grant Glenmark a non-exclusive license to its intellectual property relating to Bryhali® in the U.S. and, beginning in 2026 (or earlier under certain circumstances), Glenmark will have the option to market a royalty-free generic version of Bryhali® Lotion, should it receive approval from the FDA. The parties have agreed to dismiss all litigation related to Bryhali® Lotion, and all intellectual property protecting Bryhali® Lotion remains intact.
Bryhali® Lotion, 0.01% (Perrigo) - On March 20, 2020, the Company received a Notice of Paragraph IV Certification from Perrigo Israel Pharmaceuticals, Ltd. (“Perrigo”), in which Perrigo asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Bryhali™ (halobetasol propionate) lotion, 0.01% are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Perrigo’s generic halobetasol propionate lotion, for which an Abbreviated New Drug Application ("ANDA") has been filed by Perrigo.  The Company has forty-five (45) days from the date of receipt of this notice to file suit against Perrigo pursuant to the Hatch-Waxman Act, alleging infringement by Perrigo of one or more claims of the Bryhali™ Patents to trigger a 30-month stay of the approval of Perrigo ANDA for halobetasol propionate lotion.  The Company intends to file within this time period.
Xifaxan® 550mg Patent Litigation (Sandoz Inc.) - In October 2019, the Company announced that it and its licensor, Alfasigma had commenced litigation against Sandoz Inc. ("Sandoz"), a Novartis division, alleging patent infringement of 14 patents by Sandoz's filing of its ANDA for Xifaxan® (rifaximin) 550 mg tablets. On May 6, 2020, the Company announced that an agreement had been reached with Sandoz that resolved this litigation. Under the terms of the agreement, the parties agreed to dismiss all litigation related to Xifaxan® (rifaximin), Sandoz acknowledged the validity of the licensed patents for Xifaxan® (rifaximin) 550 mg tablets and all intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets will remain intact and enforceable until expiry in October 2029. The agreement also grants Sandoz a non-exclusive license to the intellectual property relating to Xifaxan® (rifaximin) 550 mg tablets in the United States beginning January 1, 2028 (or earlier under certain circumstances). Under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Sandoz will have the right to market a royalty-free generic version of Xifaxan® (rifaximin) 550 mg tablets, should it receive approval from the FDA on its ANDA. Sandoz will be able to commence such marketing earlier if another generic rifaximin product is granted approval and such other generic rifaximin product begins to be sold or distributed in the United States before January 1, 2028. The Company will not make any financial payments or other transfers of value as part of this agreement with Sandoz.
Xifaxan® 550mg Patent Litigation (Norwich Pharmaceuticals Inc.) - On March 26, 2020, The Company and its licensor Alfasigma filed suit against Norwich Pharmaceuticals Inc. (“Norwich”), alleging infringement by Norwich of one or more claims of the 23 Xifaxan® Patents by Norwich’s filing of its ANDA for Xifaxan® (rifaximin) 550 mg tablets. Xifaxan® is protected by 23 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. The Company remains confident in the strength of the Xifaxan® patents and will continue to vigorously pursue these two matters and defend its intellectual property.
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
Generic Competition to Uceris® - In July 2018, a generic competitor launched a product which will directly compete with our Uceris® Tablet product. As disclosed in our prior filings, the Company initiated various infringement proceedings against this generic competitor. The Court construed the claims of the asserted patents on August 2, 2019 and, on October 24, 2019, the Company agreed to a judgment that the asserted patents did not cover the generic tablets under the Court’s claim construction, while reserving its right to appeal the claim construction. The Company continues to believe that its Uceris® Tablet-related patents are enforceable and is proceeding with an appeal; however, the ultimate outcome of the matter is not predictable. The ultimate impact of this generic competitor on our future revenues cannot be predicted; however, Uceris® Tablet revenues for the three months ended March 31, 2020 and 2019 were approximately $3 million and $8 million, respectively, and for the full years 2019, 2018 and 2017 were approximately $20 million, $84 million and $134 million, respectively.
Generic Competition to Jublia® - On June 6, 2018, the U.S. Patent and Trial Appeal Board (“PTAB”) completed its inter partes review for an Orange Book-listed patent covering Jublia® and issued a written determination invalidating such patent.  On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings. Jublia® revenues for the three months ended March 31, 2020 and 2019 were approximately $30 million and $20 million, respectively, and for the full years 2019, 2018 and 2017 were approximately $110 million, $89 million and $96 million, respectively.  The Company continues to believe that the Jublia® related patent is valid and enforceable, but the ultimate outcome of this matter is not predictable. Jublia® continues to be covered by eleven remaining Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2028 through 2035. In August and September 2018, we received notices of the filing of a number of ANDAs with paragraph IV certification, and have timely filed patent infringement suits against these ANDA filers, and, in addition, we have also commenced certain patent infringement proceedings in Canada against two separate defendants.
See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements elsewhere in this Form 10-Q, as well as Note 21, "LEGAL PROCEEDINGS" of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and the CSA on SEDAR on February 19, 2020 for further details regarding certain infringement proceedings.
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
See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and the CSA on SEDAR on February 19, 2020 for additional information on our competition risks.
Regulatory Matters
In the normal course of business, our products, devices and facilities are the subject of ongoing oversight and review by regulatory and governmental agencies, including general, for cause and pre-approval inspections by the relevant competent authorities where we have business operations, including the FDA. Currently, all of our global operations and facilities have the relevant operational certificates. Through the date of this filing, the Company's operating sites are in good compliance standing with no material noncompliance, and all sites under FDA jurisdiction are rated as either No Action Indicated (where there was no Form 483 observation) or Voluntary Action Indicated (“VAI”) (where there was a Form 483 with one or more observations). In the case of VAI inspection outcomes, the FDA has accepted our responses to the issues cited in the Form 483, which will be verified when the agency makes its next inspection of those specific facilities. A Form 483 is issued at the end of each inspection when FDA investigators have observed any condition that in their judgment may constitute violations of current good manufacturing practice.
SELECTED FINANCIAL INFORMATION
The following table provides selected unaudited financial information for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019	Change
Revenues	$2,012	$2,016	$(4)
Operating income	$248	$287	$(39)
Loss before benefit from income taxes	$(178)	$(122)	$(56)
Net loss attributable to Bausch Health Companies Inc.	$(152)	$(52)	$(100)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.43)	$(0.15)	$(0.28)
Financial Performance
Summary of the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Revenue for the three months ended March 31, 2020 and 2019 was $2,012 million and $2,016 million, respectively, a decrease of $4 million, or less than 1%. The decrease was primarily driven by: (i) higher sales deductions, (ii) the unfavorable effect of foreign currencies, primarily in Europe and Latin America, (iii) the impact of divestitures and discontinuations and (iv) the impacts of the COVID-19 pandemic. The decreases in our revenues were partially offset by: (i) higher gross selling prices (ii) higher volumes and (iii) the incremental product sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy. As discussed in the "Impact of COVID-19 Pandemic" section above, although volumes were higher during the three months ended March 31, 2020 as compared to the same period in 2019, we are experiencing revenue declines in our second quarter in certain businesses in connection with the COVID-19 pandemic.
The changes in our segment revenues and segment profits, including the impact of the COVID-19 virus on our revenues for the three months ended March 31, 2020, are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
Operating income for the three months ended March 31, 2020 and 2019 was $248 million and $287 million, respectively, a decrease of $39 million and reflects, among other factors:

•
an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $16 million primarily due to: (i) higher gross selling prices, (ii) the incremental contribution of the sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, and (iii) lower third-party royalty costs. The increases were partially offset by higher sales deductions;

•
an increase in Selling, general and administrative expenses (“SG&A”) of $46 million primarily due to: (i) higher professional service costs, (ii) higher compensation expense, (iii) higher selling expenses and (iv) the impact of the acquisition of certain assets of Synergy. The increases were partially offset by the favorable impact of foreign currencies;

•	an increase in R&D of $5 million primarily attributable to a number of projects within our Bausch + Lomb and GI businesses;

•	a decrease in Amortization of intangible assets of $53 million primarily attributable to fully amortized intangible assets no longer being amortized in 2020;

•	an increase in Asset impairments of $11 million, primarily related to decreases in forecasted sales of a certain product line during the three months ended March 31, 2020; and

•	an increase in Other expense (income), net of $26 million, primarily attributable to expenses related to Litigation and other matters during the three months ended March 31, 2020.
Operating income for the three months ended March 31, 2020 and 2019 was $248 million and $287 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $481 million and $532 million, Asset impairments of $14 million and $3 million and Share-based compensation of $27 million and $24 million for the three months ended March 31, 2020 and 2019, respectively.
Our Loss before benefit from income taxes for the three months ended March 31, 2020 and 2019 was $178 million and $122 million, respectively, an increase of $56 million. The increase in our Loss before benefit from income taxes is primarily attributable to: (i) the decrease in our operating results of $39 million, as previously discussed, (ii) an increase in Loss on extinguishment of debt of $17 million due to the December 2019 Financing and Refinancing Transactions, which were completed in January 2020, and (iii) an unfavorable net change in Foreign exchange and other of $13 million. The increase in our Loss before benefit from income taxes was partially offset by a decrease in Interest expense of $10 million.
Net loss attributable to Bausch Health Companies Inc. for the three months ended March 31, 2020 and 2019 was $152 million and $52 million, respectively, a decrease in our reported results of $100 million. The decrease in our results was primarily due to: (i) the increase in our Loss before benefit from income taxes of $56 million, as previously discussed and (ii) the unfavorable change in Benefit from income taxes of $48 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Revenues
Product sales	$1,986	$1,989	$(3)
Other revenues	26	27	(1)
	2,012	2,016	(4)
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	505	524	(19)
Cost of other revenues	14	13	1
Selling, general and administrative	633	587	46
Research and development	122	117	5
Amortization of intangible assets	436	489	(53)
Asset impairments	14	3	11
Restructuring and integration costs	4	20	(16)
Acquisition-related contingent consideration	13	(21)	34
Other expense (income), net	23	(3)	26
	1,764	1,729	35
Operating income	248	287	(39)
Interest income	7	4	3
Interest expense	(396)	(406)	10
Loss on extinguishment of debt	(24)	(7)	(17)
Foreign exchange and other	(13)	—	(13)
Loss before benefit from income taxes	(178)	(122)	(56)
Benefit from income taxes	26	74	(48)
Net loss	(152)	(48)	(104)
Net income attributable to noncontrolling interest	—	(4)	4
Net loss attributable to Bausch Health Companies Inc.	$(152)	$(52)	$(100)

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Revenues
The Company’s revenues are primarily generated from product sales, principally in the therapeutic areas of eye-health, GI and dermatology, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication.
Our revenues were $2,012 million and $2,016 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $4 million, or less than 1%. The decrease was primarily driven by: (i) higher sales deductions of $67 million primarily in our Salix and Ortho Dermatologics segments, (ii) the unfavorable effect of foreign currencies of $18 million primarily in Europe and Latin America and (iii) the impact of divestitures and discontinuations of $7 million. The decreases in our revenues were partially offset by: (i) higher gross selling prices of $59 million primarily in our Salix segment, (ii) higher volumes of $15 million primarily in our Salix and Bausch + Lomb/International segments, partially offset by lower volumes in our Diversified Products segment and the impacts of the COVID-19 pandemic, (iii) the incremental product sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, of $13 million and (iv) an increase in other revenues of $1 million. As discussed in the "Impact of COVID-19 Pandemic" section above, although volumes were higher during the three months ended March 31, 2020 as compared to the same period in 2019, we are experiencing revenue declines in our second quarter in certain businesses in connection with the COVID-19 pandemic.
Our segment revenues and segment profits for the three months ended March 31, 2020 and 2019, including the impact of the COVID-19 virus on our revenues for the three months ended March 31, 2020, are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,323	100.0%	$3,250	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	156	4.7%	204	6.3%
Returns	42	1.3%	33	1.0%
Rebates	602	18.0%	533	16.4%
Chargebacks	484	14.6%	443	13.6%
Distribution fees	53	1.6%	48	1.5%
Total provisions	1,337	40.2%	1,261	38.8%
Net product sales	1,986	59.8%	1,989	61.2%
Other revenues	26		27
Revenues	$2,012		$2,016

Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 40.2% and 38.8% for the three months ended March 31, 2020 and 2019, respectively. The increase in cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales was primarily driven by:

•
discounts and allowances as a percentage of gross product sales was lower primarily due to lower gross product sales and lower discount rates for our Glumetza® AG, Syprine® AG, Migranal® AG and Benzamycin® AG. The lower discounts and allowances as a percentage of gross product sales was partially offset by the impact of: (i) the release of certain generics, such as Apriso® AG (December 2019) and (ii) higher sales of Xifaxan®;

•
returns as a percentage of gross product sales was higher primarily due to higher return experience for a limited number of products, primarily Glumetza® SLX, partially offset by lower returns for Solodyn®, Nitropress® and Xifaxan®;

•
rebates as a percentage of gross product sales were higher primarily due the impact of: (i) increases in gross product sales for products that carry higher contractual rebates and co-pay assistance programs, including the impact of incremental rebates from contractual price increase limitations for promoted products, such as Xifaxan® , Wellbutrin® and Prolensa®, (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, and (iii) rebates associated with our Duobrii® product launched in June 2019, partially offset by decreases in gross product sales for products which carry higher rebate rates, such as Apriso®, Lotemax® Suspension, Lotemax® Gel, Zovirax® and Cuprimine®. The decreases in gross product sales for these products were due in part to generic competition and the release of certain branded generics.

•
chargebacks as a percentage of gross product sales were higher primarily due to the impact of: (i) higher gross product sales of Xifaxan®, (ii) higher chargeback rates for Xifaxan® and Glumetza® SLX and (iii) the release of certain generics, such as Apriso® AG (December 2019). The higher chargebacks as a percentage of gross product sales were partially offset by the impact of lower gross product sales of: (i) certain branded products, such as and Nifediac® and Retin-A Micro® 0.06% and (ii) certain generic products, such as Glumetza® AG, Ofloxacin and Syprine® AG; and

•
distribution service fees as a percentage of gross product sales were higher due to the impact of: (i) higher sales of branded products, such as Xifaxan®, (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, and (iii) sales of our Duobrii® product launched in June 2019. The higher distribution service fees as a percentage of gross product sales were partially offset by the impact of lower gross product sales of certain branded products, such as Apriso® as a result of its generic release and Cuprimine®. Price appreciation credits are offset against the distribution service fees we pay wholesalers and were $4 million and $0 for the three months ended March 31, 2020 and 2019, respectively.

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
Cost of goods sold was $505 million and $524 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $19 million, or 4%. The decrease was primarily driven by: (i) the favorable impact of foreign currencies, (ii) lower third-party royalty costs and (iii) the impact of divestitures and discontinuations. The decrease was partially offset by: (i) product mix and (ii) the incremental costs of sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy.
Cost of goods sold as a percentage of product sales revenue was 25.4% and 26.3% for the three months ended March 31, 2020 and 2019, respectively, a decrease of 0.9 percentage points. Costs of goods sold as a percentage of Product sales revenue was favorably impacted as a result of: (i) higher gross selling prices, (ii) the favorable impact of foreign currencies on cost of goods sold and (iii) lower third-party royalty costs. These factors were partially offset by: (i) higher sales deductions and (ii) product mix.
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

SG&A expenses were $633 million and $587 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $46 million, or 8%. The increase was primarily driven by: (i) higher professional service costs, (ii) higher compensation expense, (iii) higher selling expenses and (iv) the impact of the acquisition of certain assets of Synergy. The increases were partially offset by the favorable impact of foreign currencies.
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
R&D expenses were $122 million and $117 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $5 million, or 4%, primarily attributable to a number of projects within our Bausch + Lomb and GI businesses. R&D expenses as a percentage of Product sales were approximately 6% for both the three months ended March 31, 2020 and 2019.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years.
Amortization of intangible assets was $436 million and $489 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $53 million. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2020. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
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
Asset impairments were $14 million and $3 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $11 million. Asset impairments for the three months ended March 31, 2020 were due to decreases in forecasted sales of a certain product line. Asset impairments for the three months ended March 31, 2019 were due to the discontinuance of a specific product line not aligned with the focus of the Company's core businesses.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to our intangible assets.
Restructuring and Integration Costs
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. The expenses associated with the implementation of these cost savings programs include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives.
Restructuring and integration costs were $4 million and $20 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $16 million. During the three months ended March 31, 2020, these costs included $3 million of facility closure costs and $1 million of severance costs. During the three months ended March 31, 2019, these costs included: (i) $10 million of severance costs associated with the acquisition of certain assets of Synergy, which were not essential to complete, close and report the acquisition, (ii) $6 million of other severance costs and (iii) $4 million of facility closure costs. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
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
Acquisition-related contingent consideration was a loss of $13 million for the three months ended March 31, 2020, and included net fair value adjustments of $7 million and accretion for the time value of money of $6 million. Acquisition-related contingent consideration was a gain of $21 million for the three months ended March 31, 2019, and included net fair value adjustments of $27 million, which included adjustments to future royalty payments, partially offset by accretion for the time value of money of $6 million.
Other Expense (Income), Net
Other expense (income), net for the three months ended March 31, 2020 and 2019 consists of the following:

	Three Months Ended March 31,
(in millions)	2019	2018
Net gain on sale of assets	$(1)	$(10)
Acquired in-process research and development costs	1	1
Acquisition-related costs	—	8
Litigation and other matters	23	2
Other, net	—	(4)
	$23	$(3)
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due and amortization of debt discounts and deferred financing costs on indebtedness under our credit facilities and notes.
Interest expense was $396 million and $406 million, and included non-cash amortization and write-offs of debt premiums, discounts and deferred financing costs of $15 million and $17 million, for the three months ended March 31, 2020 and 2019, respectively. Interest expense for the three months ended March 31, 2020 decreased $10 million, or 2%, as compared to the three months ended March 31, 2019, primarily due to: (i) interest related to the Company's cross-currency swaps and (ii) lower weighted average interest rate, partially offset by higher outstanding principal balances. The weighted average stated rates of interest as of March 31, 2020 and 2019 were 6.01% and 6.38%, respectively.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $24 million and $7 million for the three months ended March 31, 2020 and 2019, respectively. Loss on extinguishment of debt for the three months ended March 31, 2020 is primarily related to the December 2019 Financing and Refinancing Transactions, which were completed in January 2020. Loss on extinguishment of debt for the three months ended March 31, 2019 is related to a series of transactions which allowed us to refinance portions of our debt arrangements.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a loss of $13 million and $0 for the three months ended March 31, 2020 and 2019, respectively, an unfavorable net change of $13 million. Foreign exchange and other includes translation gains/losses on intercompany loans and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts.

Income Taxes
Benefit from income taxes was $26 million and $74 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $48 million. Our effective income tax rate for the three months ended March 31, 2020 and 2019 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) the net tax benefit related to uncertain tax positions and (b) the adjustments for book to income tax return provisions.
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

The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended March 31, 2020 and 2019. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020		2019		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$1,114	55%	$1,118	55%	$(4)	—%
Salix	477	24%	445	22%	32	7%
Ortho Dermatologics	133	7%	138	7%	(5)	(4)%
Diversified Products	288	14%	315	16%	(27)	(9)%
Total revenues	$2,012	100%	$2,016	100%	$(4)	—%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$325	29%	$319	29%	$6	2%
Salix	319	67%	288	65%	31	11%
Ortho Dermatologics	48	36%	57	41%	(9)	(16)%
Diversified Products	202	70%	236	75%	(34)	(14)%
Total segment profits	$894	44%	$900	45%	$(6)	(1)%
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

The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (Non-GAAP) for the three months ended March 31, 2020 and 2019 by segment.

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Acquisition	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Bausch + Lomb/International	$1,114	$17	$—	$1,131	$1,118	$(7)	$1,111	$20	2%
Salix	477	—	(13)	464	445	—	445	19	4%
Ortho Dermatologics	133	1	—	134	138	—	138	(4)	(3)%
Diversified Products	288	—	—	288	315	—	315	(27)	(9)%
Total	$2,012	$18	$(13)	$2,017	$2,016	$(7)	$2,009	$8	—%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product group representing 10% or more of its product sales. The Bausch + Lomb/International segment revenue was $1,114 million and $1,118 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $4 million, or less than 1%. The decrease was primarily attributable to: (i) the unfavorable effect of foreign currencies of $17 million, primarily attributable to our revenues in Europe and Latin America and (ii) the impact of divestitures and discontinuations of $7 million, related to the divestiture and discontinuance of several products. These decreases were partially offset by: (i) an increase in volume of $10 million and (ii) an increase in average realized pricing of $10 million, primarily driven by increases in our Global Vision Care, International Rx and Global Consumer businesses, partially offset by the decrease in our Global Ophtho Rx business. The increase in volume is primarily attributable to our Global Consumer and International Rx businesses, driven by: (i) our eye vitamin franchise, which includes LUMIFY® and (ii) increased demand as consumers prepared for the COVID-19 pandemic by ensuring they had access to essential products and prescriptions. The increased volumes in our Global Consumer and International Rx businesses were partially offset by decreased volumes in our Global Vision Care, Global Surgical and Global Ophtho Rx businesses primarily in Asia and Europe and which we believe are in part due to the precautionary measures in response to the COVID-19 pandemic as previously discussed. Our Vision Care business was most impacted by declines in contact lens use in Asia, as a result of retail store closures as well as reduced contact lens wear due to decreased social interaction.
As discussed in the "Impact of COVID-19 Pandemic" section above, although volumes were higher during the three months ended March 31, 2020 as compared to the same period in 2019, we are experiencing revenue declines in our second quarter in certain businesses in connection with the COVID-19 pandemic. In response to the COVID-19 pandemic, many health care facilities and medical offices are closed and certain surgeries and elective medical procedures have been postponed, which we expect to impact the revenues of our Bausch + Lomb/International segment during 2020.
Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for three months ended March 31, 2020 and 2019 was $325 million and $319 million, respectively, an increase of $6 million, or 2%. The increase was primarily driven by: (i) the favorable effect of foreign currencies on our contribution and (ii) the increase in average realized pricing, as previously discussed. The increase was partially offset by: (i) product mix and (ii) higher selling expenses.
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for 79% and 69% of the Salix segment product sales and 19% and 15% of the Company's product sales for the three months ended March 31, 2020 and 2019, respectively. No other single product group represents 10% or more of the Salix segment product sales. Salix segment revenue for the three months ended March 31, 2020 and 2019 was $477 million and $445 million, respectively, an increase of $32 million, or 7%. The increase includes: (i) an increase in volume of $30 million and (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, of $13 million. The increase in volumes was primarily attributable to increased demand for Xifaxan®, Relistor® and Glumetza® SLX, partially offset by the impact of generic competition as certain products, such as Apriso® and Uceris®, lost exclusivity. These increases in revenue were partially offset by a decrease in average realized pricing of $11 million primarily attributable to higher sales deductions for Glumetza® SLX partially offset by higher gross selling prices for Xifaxan®.

As discussed in the "Impact of COVID-19 Pandemic" section above, although volumes were higher during the three months ended March 31, 2020 as compared to the same period in 2019, we are experiencing revenue declines in our second quarter in certain businesses in connection with the COVID-19 pandemic. In response to the COVID-19 pandemic, many health care facilities and medical offices are closed and certain surgeries and elective medical procedures have been postponed, which we expect to impact the revenues of our Salix segment during 2020. However, through the date of this filing, we believe that the COVID-19 pandemic has had only a limited impact on the demand for our Xifaxan® products. Further, as of April 30, 2020, we have over five months’ supply of Xifaxan® on hand and enough API to manufacture another five months’ supply of Xifaxan® finished goods. We also have open orders for API that we currently expect will arrive on schedule. However, if we were to experience a lack of availability of API for Xifaxan®, such disruption to our supply chain could have a significant adverse effect on our business, financial condition and results of operations.
Salix Segment Profit
The Salix segment profit for the three months ended March 31, 2020 and 2019 was $319 million and $288 million, respectively, an increase of $31 million, or 11%. The increase was primarily driven by a net increase in contribution as a result of: (i) the increase in volume, as previously discussed, (ii) lower third-party royalty costs and (iii) gross profit from the sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy. The increases in segment profit was partially offset by: (i) a decrease in average realized pricing, as previously discussed, (ii) higher selling, advertising and promotion expenses primarily related to our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy and (iii) higher costs related to professional services.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment revenue for the three months ended March 31, 2020 and 2019 was $133 million and $138 million, respectively a decrease of $5 million, or 4%. The decrease is primarily driven by: (i) a decrease in average realized pricing of $8 million as a result of higher sales deductions in our medical dermatology products and (ii) the unfavorable effect of foreign currencies of $1 million. These decreases were partially offset by an increase in volume of $4 million primarily due to: (i) increased demand of Thermage FLX® and (ii) the launch of Duobrii® (June 2019) and partially offset by a decrease in volumes due to the impact of generic competition as certain products, such as Solodyn®, Zovirax® and Elidel®, lost exclusivity.
As discussed in the "Impact of COVID-19 Pandemic" section above, although volumes were higher during the three months ended March 31, 2020 as compared to the same period in 2019, we are experiencing revenue declines in our second quarter in certain businesses in connection with the COVID-19 pandemic. As a precautionary measure, many health care facilities and medical offices are closed and many elective medical procedures and certain surgeries have been postponed, which we expect to impact the revenues of our medical dermatology, medical aesthetics and therapeutic products during 2020.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the three months ended March 31, 2020 and 2019 was $48 million and $57 million, respectively, a decrease of $9 million, or 16%. The decrease was primarily driven by a decrease in contribution as a result of the decrease in revenue, as previously discussed.

Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020		2019		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$58	20%	$58	18%	$—	—%
Aplenzin®	26	9%	16	5%	10	63%
Arestin®	19	7%	21	7%	(2)	(10)%
Diastat® Franchise	11	4%	6	2%	5	83%
Migranal® Franchise	10	3%	12	4%	(2)	(17)%
Neo/Poly/HC Otic	9	3%	5	2%	4	80%
Uceris® AG	9	3%	5	2%	4	80%
Apriso®	8	3%	—	—%	8	—%
Ativan®	8	3%	15	5%	(7)	(47)%
Tobramycin/Dexamethasone	8	3%	7	2%	1	14%
Other product revenues	119	41%	168	52%	(49)	(29)%
Other revenues	3	1%	2	1%	1	50%
Total Diversified Products revenues	$288	100%	$315	100%	$(27)	(9)%
The Diversified Products segment revenue for the three months ended March 31, 2020 and 2019 was $288 million and $315 million, respectively, a decrease of $27 million, or 9%. The decrease was primarily driven by a decrease in volume of $29 million. The decrease in volume was primarily attributable to: (i) our Neurology and Other business as certain products such as Cuprimine®, and Ativan®, lost exclusivity and (ii) our Dentistry business related to the postponement of certain surgeries and elective medical procedures in response to the COVID-19 pandemic. These decreases in volume were partially offset by increased demand for Aplenzin®, a product within our Neurology and Other business. These decreases in revenue were partially offset by increases in: (i) other revenues of $1 million and (ii) average realized pricing of $1 million primarily attributable to higher gross selling prices.
Diversified Products Segment Profit
The Diversified Products segment profit for three months ended March 31, 2020 and 2019 was $202 million and $236 million, respectively, a decrease of $34 million, or 14% and was primarily driven by: (i) the decrease in volume, as previously discussed, and (ii) higher general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Net loss	$(152)	$(48)	$(104)
Adjustments to reconcile net loss to net cash provided by operating activities	541	459	82
Cash provided by operating activities before changes in operating assets and liabilities	389	411	(22)
Changes in operating assets and liabilities	(128)	2	(130)
Net cash provided by operating activities	261	413	(152)
Net cash used in investing activities	(40)	(203)	163
Net cash used in financing activities	(1,521)	(150)	(1,371)
Effect of exchange rate on cash and cash equivalents	(21)	1	(22)
Net increase in cash, cash equivalents and restricted cash	(1,321)	61	(1,382)
Cash, cash equivalents and restricted cash, beginning of period	3,244	723	2,521
Cash, cash equivalents and restricted cash, end of period	$1,923	$784	$1,139
Operating Activities
Net cash provided by operating activities was $261 million and $413 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $152 million. The decrease was attributable to net decreases in cash from Changes in operating assets and liabilities and Cash provided by operating activities before changes in operating assets and liabilities.
Cash provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2020 and 2019 was $389 million and $411 million, respectively, a decrease of $22 million. The decrease is primarily attributable to higher sales deductions and the unfavorable effect of foreign currencies, primarily in Europe and Latin American partially offset by higher volumes, improved gross margins and cash expense reductions in 2020 as compared to 2019 as previously discussed.
Changes in operating assets and liabilities resulted in a net decrease in cash of $128 million for the three months ended March 31, 2020, as compared to the net increase in cash of $2 million for the three months ended March 31, 2019, a decrease of $130 million. During the three months ended March 31, 2020, Changes in operating assets and liabilities was negatively impacted by: (i) the increase in inventories of $94 million and (ii) the timing of other payments in the ordinary course of business of $103 million, partially offset by the collection of trade receivables of $69 million. For the three months ended March 31, 2019, Changes in operating assets and liabilities was positively impacted by the collection of trade receivables of $89 million offset by the increase in inventories of $68 million and the timing of payments in the ordinary course of business of $19 million.
Investing Activities
Net cash used in investing activities was $40 million for the three months ended March 31, 2020 and was driven by Purchases of property, plant and equipment of $72 million offset by Proceeds from sale of assets and businesses, net of costs to sell of $21 million primarily related to the receipt of a milestone payment associated with a prior divestiture and Interest settlements from cross-currency swaps of $11 million.
Net cash used in investing activities was $203 million for the three months ended March 31, 2019 and was driven by the acquisition of businesses, net of cash acquired of $180 million, related to the acquisition of certain assets of Synergy, and purchases of property, plant and equipment of $47 million, partially offset by proceeds from sale of assets and businesses, net of costs to sell of $25 million, primarily related to the receipt of a milestone payment associated with a prior divestiture.
Financing Activities
Net cash used in financing activities was $1,521 million for the three months ended March 31, 2020 and was primarily driven by the repayments of debt of $1,459 million which consisted of: (i) $1,240 million of May 2023 Unsecured Notes, which was previously financed as part of the December 2019 Financing and Refinancing Transactions, which were completed in January 2020, (ii) $100 million of 5.50% Senior Unsecured Notes due March 2023, (iii) $103 million of our June 2025 Term Loan B Facility (as defined below) and (iv) the repurchase and retirement of outstanding senior unsecured notes with an aggregate par value of $17 million in the open market, for an aggregate cost of $16 million. Issuance of long-term debt, net of discounts of $(3) million primarily represents the payment of fees and expenses associated with the December 2019 Financing and Refinancing Transactions.

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
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash collected from customers, funds as available from our revolving credit facility, issuances of long-term debt and issuances of equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for at least the twelve months following the issuance of this Form 10-Q.
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt or issue equity or equity-linked securities. We believe our existing cash and cash generated from operations will be sufficient to service our debt obligations in the years 2020 and 2021.
Proposed Refinancing Transactions - In February 2020, we announced intentions to opportunistically amend and refinance the Company’s Restated Credit Agreement, in order to extend and reprice our term loans and revolving credit facility and make certain other amendments to the terms of the facilities in connection therewith. We also announced our intention to issue $3,250 million of secured debt securities. The proceeds of the credit agreement refinancing and the offering of the new secured debt securities, along with cash on hand, were to be used to redeem certain outstanding senior secured notes, refinance our outstanding term loans under our Restated Credit Agreement (as defined below) and to pay related fees, premiums and expenses. However, in March 2020, as a result of challenging market conditions, we decided not to pursue these opportunities. We will continue to monitor market conditions and consider opportunistic refinancing transactions from time to time.
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $24,428 million and $25,895 million as of March 31, 2020 and December 31, 2019, respectively. Aggregate contractual principal amounts due under our debt obligations were $24,701 million and $26,188 million as of March 31, 2020 and December 31, 2019, respectively, a decrease of $1,487 million during the three months ended March 31, 2020. The decrease was primarily driven by the debt repayments previously discussed under "Cash Flows - Financing Activities".
Our prepayment and refinancings of debt over the last four years translate into lower repayments of principal over the next four years, which, in turn, we believe will permit more cash flows to be directed toward developing our core assets, identifying new product opportunities and repaying additional debt amounts. The mandatory scheduled principal repayments of our debt obligations as of May 7, 2020, the date of this filing, were as follows and reflects repurchases of our senior unsecured notes in the open market of $8 million, in aggregate, in April 2020:

(in millions)
2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	Total
$—	$—	$1,553	$2,443	$2,303	$10,632	$1,500	$2,250	$2,012	$750	$1,250	$24,693
See Note 10, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt” for further details.
Senior Secured Credit Facilities
On June 1, 2018, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Fourth Amended and Restated Credit and Guaranty Agreement, as amended by the First Incremental Amendment to the Restated Credit Agreement, dated as of November 27, 2018, and as further amended (the “Restated Credit

Agreement”) with a syndicate of financial institutions and investors as lenders. The Restated Credit Agreement provides for a revolving credit facility of $1,225 million, which matures on the earlier of June 1, 2023 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and Bausch Health Americas, Inc. ("BHA") in an aggregate principal amount in excess of $1,000 million (the "2023 Revolving Credit Facility") and term loan facilities of original principal amounts of $4,565 million and $1,500 million, maturing in June 2025 (the “June 2025 Term Loan B Facility”) and November 2025 (the "November 2025 Term Loan B Facility"), respectively. Both the Company and BHA are borrowers under the 2023 Revolving Credit Facility, borrowings under which may be made in U.S. dollars, Canadian dollars or euros.
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
As of March 31, 2020, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 3.61% and 3.36% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2020, the aggregate remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $1,023 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of March 31, 2020, the stated rate of interest on the 2023 Revolving Credit Facility was 3.36% per annum. As of March 31, 2020, the Company had no outstanding borrowings, $168 million of issued and outstanding letters of credit and remaining availability of $1,057 million under its 2023 Revolving Credit Facility. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.

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
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $2,562 million and total liabilities of $1,034 million as of March 31, 2020, and revenues of $329 million and operating income of $21 million for the three months ended March 31, 2020.
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
During 2017 through the three months ended March 31, 2020, the Company completed several actions which included using cash flows from operations to repay debt and refinancing debt with near-term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with the financial maintenance covenant. As of March 31, 2020, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast as adjusted for the potential impacts of the COVID-19 pandemic, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of this Form 10-Q.

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
Weighted Average Interest Rate
The weighted average stated rate of interest of the Company's outstanding debt as of March 31, 2020 and December 31, 2019 was 6.01% and 6.21%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Credit Ratings
As of May 7, 2020, the credit ratings and outlook from Moody's, Standard & Poor's and Fitch for certain outstanding obligations of the Company were as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
Moody’s	B2	Ba2	B3	Stable
Standard & Poor’s	B+	BB	B	Stable
Fitch	B	BB	B	Stable
Any downgrade in our corporate credit ratings or other credit ratings may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
Future Cash Requirements
A substantial portion of our cash requirements for the remainder of 2020 are for debt service. Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring and integration, benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions.
In addition to our working capital requirements, as of March 31, 2020, we expect our primary cash requirements during the remainder of 2020 to be as follows:

•
Debt service—We expect to make principal and interest payments of approximately $1,164 million during the remainder of 2020. As a result of prepayments and a series of refinancing transactions we have reduced and extended the maturities of a substantial portion of our long-term debt. As of the date of this filing, there are no scheduled principal repayments of our debt obligations through 2021. We may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our 2023 Revolving Credit Facility to meet business needs;

•
IT Infrastructure Investment—We expect to make payments of approximately $35 million for licensing, maintenance and other costs associated with our IT infrastructure improvement projects during the remainder of 2020;

•	Capital expenditures—We expect to make payments of approximately $200 million for property, plant and equipment during the remainder of 2020;

•	Contingent consideration payments—We expect to make contingent consideration and other approval/sales-based milestone payments of approximately $30 million during the remainder of 2020;

•
Restructuring and integration payments—We expect to make payments of approximately $6 million during the remainder of 2020 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through March 31, 2020; and

•	Benefit obligations—We expect to make payments under our pension and postretirement obligations of approximately $13 million during the remainder of 2020.

•
U.S. Securities Litigation Settlement—As more fully discussed in Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements, in December 2019, we announced that we had agreed to resolve the U.S. Securities Litigation for $1,210 million, subject to final court approval. Once approved by the court, the settlement will resolve and discharge all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. This settlement, once approved by the court, will resolve the most significant of the Company's remaining legacy legal matters and eliminate a material uncertainty regarding our Company. As of March 31, 2020, Restricted cash includes $1,010 million of payments into an escrow fund under the terms of a settlement agreement regarding certain U.S. securities litigation, subject to final court approval. On January 27, 2020 the court preliminarily approved the settlement and scheduled the final settlement approval hearing for May 27, 2020. The balance of the settlement will be paid in accordance with the payment schedule outlined in the settlement agreement.
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
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources. The following table summarizes our contractual obligations related to our long-term debt, including interest, as of March 31, 2020:

(in millions)	Total	Remainder of 2020	2021	2022 and 2023	2024 and 2025	Thereafter
Long-term debt obligations, including interest	$33,419	$1,164	$1,472	$6,774	$15,122	$8,887
There have been no other material changes to the contractual obligations disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Contractual Obligations” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020.
OUTSTANDING SHARE DATA
Our common shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “BHC”.
At April 30, 2020, we had 354,727,444 issued and outstanding common shares. In addition, as of April 30, 2020, we had outstanding 9,191,569 stock options and 6,227,030 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 2,287,525 performance-based restricted share units that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 4,300,999 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020, and determined that there were no significant changes in our critical accounting policies in the three months ended March 31, 2020, except for: (i) estimates and assumptions regarding the nature, timing and extent that the COVID-19 pandemic will possibly have on the Company's operations and cash flows as disclosed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements, (ii) the impact that the COVID-19 pandemic has on the Company’s assessment of goodwill as disclosed in Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements and (iii) recently adopted accounting guidance as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, product development and future performance and results of current and anticipated products; anticipated revenues for our products; anticipated growth in our Ortho Dermatologics business; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2020 and beyond; the Company's plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to meet the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement"), and senior notes indentures; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; and the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition and the Company’s planned actions and responses to this pandemic.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the rapidly evolving reaction of governments, private sector participants and the public to that pandemic and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on the Company, including but not limited to its supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition and costs (which may increase) and revenue and margins (both of which may decrease);

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

•
our ability to meet the financial and other covenants contained in our Restated Credit Agreement, senior notes indentures, 2023 Revolving Credit Facility and other current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, our ability to draw under our 2023 Revolving Credit Facility and restrictions on our ability to make certain investments and other restricted payments;

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

•
any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2020 or beyond, including as a result of the impacts of COVID-19 on our business and operations, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our Restated Credit Agreement and/or senior notes indentures and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;

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

•
factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including the success of recently launched products (such as Bryhali® and Duobrii®), the ability to successfully implement and operate our new cash-pay prescription program for certain of our Ortho Dermatologics branded products, and the ability of such program to achieve the anticipated goals respecting patient access and fulfillment, the approval of pending and pipeline products (and the timing of such approvals), expected geographic expansion, changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;

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

•
our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, limitations on the way we conduct business imposed by the covenants contained in our Restated Credit Agreement, senior notes indentures and the agreements governing our other indebtedness, and the impacts of the COVID-19 pandemic;

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

•
our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the recent filing by Norwich Pharmaceuticals Inc. (“Norwich”) of its Abbreviated New Drug Application (“ANDA”) for Xifaxan® (rifaximin) 550 mg tablets and the Company’s related lawsuit filed against Norwich in connection therewith);

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

•	the acceptance and success of our new cash-pay prescription program for certain of our Ortho Dermatologics branded products;

•	our ability to secure and maintain third-party research, development, manufacturing, licensing, marketing or distribution arrangements;

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

•
risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020, risks under 1A. “Risk Factors” of Part II of this Form 10-Q and risks detailed from time to time in our other filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020, under Item 1A. “Risk Factors”, under 1A. “Risk Factors” of Part II of this Form 10-Q and in the Company’s other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as indicated below under “— Interest Rate Risk”, and under 1A. “Risk Factors” of Part II of this Form 10-Q, there have been no material changes to our exposures to market risks as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020.
Interest Rate Risk
As of March 31, 2020, we had $18,005 million and $5,041 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1,500 million principal amount of issued fixed rate debt that requires repayment in euros. The estimated fair value of our issued fixed rate debt as of March 31, 2020, including the foreign currency-denominated debt, was $19,654 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $755 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $667 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $50 million in our Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 18, "LEGAL PROCEEDINGS" of notes to the unaudited interim Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors as disclosed in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020. The following risk factor sets forth are additional risks affecting the Company from those originally presented in the Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019:
Risk Relating to COVID-19
The ongoing COVID-19 pandemic, the rapidly evolving reaction of governments, private sector participants and the public to that pandemic and/or the associated economic impact of the pandemic and the reactions to it, could adversely and materially impact our business, financial condition, cash flows and results of operations.
In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China. Since then, COVID-19 has spread to other parts of the world, including the United States, Canada and Europe, and was declared a global pandemic by the World Health Organization on March 11, 2020. The pandemic and the rapidly evolving reaction of governments, private sector participants and the public in an effort to contain the spread of COVID-19 and/or address its impacts have intensified and have had significant direct and indirect effects on businesses and commerce generally, including disruption to supply chains, employee base and transactional activity, facilities closures and production suspensions, and significantly increased demand for certain goods and services, such as pandemic-related medical services and supplies, alongside decreased demand for others, such as retail, hospitality, travel and elective surgery.
The extent and duration of the pandemic, the reactions of governments, private sector participants and the public to that pandemic and the associated disruption to business and commerce generally, and the extent to which these may impact our business, financial condition, cash flows and results of operations in particular, will depend on future developments which are highly uncertain and many of which are outside our control and cannot be predicted with confidence. Such developments include the ultimate geographic spread and duration of the pandemic, new information which may emerge concerning the severity of COVID-19, the effectiveness and intensity of measures to contain COVID-19 and/or address its impacts, and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have a significant adverse effect on our business, financial condition, cash flows and results of operations and may exacerbate other risk factors disclosed in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020.
As a result of these factors, we may experience disruptions that could materially impact our business, financial condition, cash flows and results of operations. For example, we may experience:
•material closures or disruptions to our manufacturing sites (including Milan, Bothell, Washington USA and our two sites in China);
•lack of availability of active pharmaceutical ingredients, or API, and intermediates, or other supply chain disruptions, including for some of our key products;
•alternative working arrangements, including personnel working remotely and additional cleaning or sterilization protocols at our production facilities, which could negatively impact our business should such arrangements remain for an extended period of time;
•interruption or delays in the operations of the FDA, the EMA and other regulatory authorities, which may impact review and approval timelines for our planned trials and launches;
•delays or difficulties in enrolling patients in our clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•diversion of health care resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption or postponement of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
•limitations on employee resources that would otherwise be focused on our business and operations, such as the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•delays in or postponements of our clinical trial programs as a result of “stay at home” orders affecting our research facilities or the closure of such research facilities, which may impact the timing, approval and launch of the affected clinical trial programs;
•deferral of elective or elective medical procedures and of doctor and dentist visits, and reduced usage of contact lens, which may reduce demand for certain of the Company’s products, including our contact lens products and certain branded pharmaceutical products in our eye care, dermatology, GI and dentistry businesses; and
•adverse effects on the regional economies in which we operate which could reduce demand for certain of the Company’s products.
As a result of the impact of COVID-19, we have experienced delays in and postponement of our clinical trial programs and reduced demand for certain of our products due to the deferral of elective medical procedures and of doctor and dentist visits, and we expect to continue to experience those effects as a result of the pandemic, the reactions of governments, private sector participants and the public to the pandemic and the associated disruption to business and commerce generally.
Developments such as those described above, among others, depending on their nature, duration and intensity, could have a significant adverse effect on the Company's business, financial condition, cash flows and results of operations.
As a result, we expect that our consolidated results in 2020 and possibly beyond will be negatively impacted by COVID-19 and this impact may be material. In particular, if management’s assumptions regarding the global impact of the COVID-19 pandemic are incorrect, including our expectation of the absence of a significant second wave of mandated shutdowns, stay-at-home orders and office closures in the fall, our actual results could differ materially from those described in these and other forward-looking statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of equity securities by the Company during the three months ended March 31, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

10.1
Amended and Restated 2014 Omnibus Incentive Plan, effective as of April 28, 2020, originally filed as Exhibit A to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed on March 16, 2020, which is incorporated by reference herein.†

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

Bausch Health Companies Inc. (Registrant)

Date: May 7, 2020	/s/ JOSEPH C. PAPA
Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date: May 7, 2020	/s/ PAUL S. HERENDEEN
Paul S. Herendeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1
Amended and Restated 2014 Omnibus Incentive Plan, effective as of April 28, 2020, originally filed as Exhibit A to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed on March 16, 2020, which is incorporated by reference herein.†

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.

†	Management contract or compensatory plan or arrangement.