Form 10-Q
period 2020-06-30
Bausch Health Companies Inc.
filed 2020-08-06
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 354,993,160 shares outstanding as of July 30, 2020.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of June 30, 2020.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, product development and future performance and results of current and anticipated products; anticipated revenues for our products; anticipated growth in our Ortho Dermatologics business; expected research and development ("R&D") and marketing spend; our expected primary cash and working capital requirements for 2020 and beyond; the Company's plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to meet the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement"), and senior notes indentures; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic; and the Company’s plan to spin off its eye-health business, including the structure and timing of completing such spinoff transaction.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the rapidly evolving reaction of governments, private sector participants and the public to that pandemic and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on the Company, including but not limited to its supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition and costs (which may increase) and revenue and margins (both of which may decrease);
•with respect to the proposed spinoff of the Company’s eye-health business, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the spinoff transaction, the expected timing of completion of the spinoff transaction and its terms, the Company’s ability to complete the spinoff transaction considering the various conditions to the completion of the spinoff transaction (some of which are outside the Company’s control, including conditions related to regulatory matters and a possible shareholder vote, if applicable), that market or other conditions are no longer favorable to completing the transaction, that any shareholder, stock exchange, regulatory or other approval (if required) is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of or following the spinoff transaction, diversion of management time on the spinoff transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the spinoff transaction, the qualification of the spinoff transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from either or both of the Canada Revenue Agency and the Internal Revenue Service will be sought or obtained), potential dissynergy costs between the spun off entity and the remainder of the Company, the impact of the spinoff transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business;
•the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York, the investigation order issued by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), a number of pending non-class securities litigations (including certain pending opt-out actions in the U.S. (related to the recently settled securities class action, (which is subject to final court approval, and remains subject to the risk and uncertainty that the U.S. District Court for the District of New Jersey may not approve the $1,210 million settlement agreement)) and certain opt-out actions in Canada relating to the recently settled class action in Canada (which is subject to court approval) and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;
•potential additional litigation and regulatory investigations (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity and reputational harm on our Company, products and business that may result from the past and ongoing public scrutiny of our past distribution, marketing, pricing, disclosure and accounting practices and from our former relationship with Philidor;
•the past and ongoing scrutiny of our legacy business practices, including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York), and any pricing controls or price adjustments that may be sought or imposed on our products as a result thereof;
•pricing decisions that we have implemented, or may in the future elect to implement, such as the Patient Access and Pricing Committee’s commitment that the average annual price increase for our branded prescription pharmaceutical products will be set at no greater than single digits, or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);
•legislative or policy efforts, including those that may be introduced and passed by the U.S. Congress, designed to reduce patient out-of-pocket costs for medicines, which could result in new mandatory rebates and discounts or other pricing restrictions, controls or regulations (including mandatory price reductions);
•ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the "FDA") and the results thereof;
•actions by the FDA or other regulatory authorities with respect to our products or facilities;
•our substantial debt (and potential additional future indebtedness) and current and future debt service obligations, our ability to reduce our outstanding debt levels and the resulting impact on our financial condition, cash flows and results of operations;

•our ability to meet the financial and other covenants contained in our Restated Credit Agreement, senior notes indentures, 2023 Revolving Credit Facility (as defined below) and other current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, our ability to draw under our 2023 Revolving Credit Facility and restrictions on our ability to make certain investments and other restricted payments;
•any default under the terms of our senior notes indentures or Restated Credit Agreement and our ability, if any, to cure or obtain waivers of such default;
•any delay in the filing of any future financial statements or other filings and any default under the terms of our senior notes indentures or Restated Credit Agreement as a result of such delays;
•any downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;
•any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2020 or beyond, including as a result of the impacts of the COVID-19 pandemic on our business and operations, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our Restated Credit Agreement and/or senior notes indentures and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;
•changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;
•the uncertainties associated with the acquisition and launch of new products (such as our recently launched Arazlo™ product), including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;
•our ability or inability to extend the profitable life of our products, including through line extensions and other life-cycle programs;
•our ability to retain, motivate and recruit executives and other key employees;
•our ability to implement effective succession planning for our executives and key employees;
•factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including the success of recently launched products (such as Arazlo™, Bryhali® and Duobrii®), the ability to successfully implement and operate our new cash-pay prescription program for certain of our Ortho Dermatologics branded products, and the ability of such program to achieve the anticipated goals respecting patient access and fulfillment, the approval of pending and pipeline products (and the timing of such approvals), expected geographic expansion, changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;
•factors impacting our ability to achieve anticipated revenues for our products, including changes in anticipated marketing spend on such products and launch of competing products;
•the challenges and difficulties associated with managing a large complex business, which has, in the past, grown rapidly;
•our ability to compete against companies that are larger and have greater financial, technical and human resources than we do, as well as other competitive factors, such as technological advances achieved, patents obtained and new products introduced by our competitors;
•our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, limitations on the way we conduct business imposed by the covenants contained in our Restated Credit Agreement, senior notes indentures and the agreements governing our other indebtedness, and the impacts of the COVID-19 pandemic;

•the extent to which our products are reimbursed by government authorities, pharmacy benefit managers ("PBMs") and other third-party payors; the impact our distribution, pricing and other practices (including as it relates to our current relationship with Walgreen Co. ("Walgreens")) may have on the decisions of such government authorities, PBMs and other third-party payors to reimburse our products; and the impact of obtaining or maintaining such reimbursement on the price and sales of our products;
•the inclusion of our products on formularies or our ability to achieve favorable formulary status, as well as the impact on the price and sales of our products in connection therewith;
•the consolidation of wholesalers, retail drug chains and other customer groups and the impact of such industry consolidation on our business;
•our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;
•the actions of our third-party partners or service providers of research, development, manufacturing, marketing, distribution or other services, including their compliance with applicable laws and contracts, which actions may be beyond our control or influence, and the impact of such actions on our Company, including the impact to the Company of our former relationship with Philidor and any alleged legal or contractual non-compliance by Philidor;
•the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering and operating in new and different geographic markets (including the challenges created by new and different regulatory regimes in such countries and the need to comply with applicable anti-bribery and economic sanctions laws and regulations);
•adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in certain of the countries in which we do business;
•the impact of the United States-Mexico-Canada Agreement (“USMCA”) and any potential changes to other trade agreements;
•the final outcome and impact of Brexit negotiations;
•the trade conflict between the United States and China;
•our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the recent filing by Norwich Pharmaceuticals Inc. (“Norwich”) of its Abbreviated New Drug Application (“ANDA”) for Xifaxan® (rifaximin) 550 mg tablets and the Company’s related lawsuit filed against Norwich in connection therewith);
•the introduction of generic, biosimilar or other competitors of our branded products and other products, including the introduction of products that compete against our products that do not have patent or data exclusivity rights;
•our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis and the difficulties, challenges, time and resources associated with the integration of acquired companies, businesses and products;
•any additional divestitures of our assets or businesses and our ability to successfully complete any such divestitures on commercially reasonable terms and on a timely basis, or at all, and the impact of any such divestitures on our Company, including the reduction in the size or scope of our business or market share, loss of revenue, any loss on sale, including any resultant impairments of goodwill or other assets, or any adverse tax consequences suffered as a result of any such divestitures;
•the expense, timing and outcome of pending or future legal and governmental proceedings, arbitrations, investigations, subpoenas, tax and other regulatory audits, examinations, reviews and regulatory proceedings against us or relating to us and settlements thereof;
•our ability to negotiate the terms of or obtain court approval for the settlement of certain legal and regulatory proceedings;
•our ability to obtain components, raw materials or finished products supplied by third parties (some of which may be single-sourced) and other manufacturing and related supply difficulties, interruptions and delays;
•the disruption of delivery of our products and the routine flow of manufactured goods;
v

•economic factors over which the Company has no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;
•interest rate risks associated with our floating rate debt borrowings;
•our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements, including the impact of our arrangements with Walgreens;
•our ability to effectively promote our own products and those of our co-promotion partners;
•the success of our fulfillment arrangements with Walgreens, including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, PBMs, third-party payors and governmental agencies), and the continued compliance of such arrangements with applicable laws;
•the acceptance and success of our new cash-pay prescription program for certain of our Ortho Dermatologics branded products;
•our ability to secure and maintain third-party research, development, manufacturing, licensing, marketing or distribution arrangements;
•the risk that our products could cause, or be alleged to cause, personal injury and adverse effects, leading to potential lawsuits, product liability claims and damages and/or recalls or withdrawals of products from the market;
•the mandatory or voluntary recall or withdrawal of our products from the market and the costs associated therewith;
•the availability of, and our ability to obtain and maintain, adequate insurance coverage and/or our ability to cover or insure against the total amount of the claims and liabilities we face, whether through third-party insurance or self-insurance;
•the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the FDA, Health Canada and similar agencies in other countries, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;
•the results of continuing safety and efficacy studies by industry and government agencies;
•the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as other factors impacting the commercial success of our products, which could lead to material impairment charges;
•the results of management reviews of our research and development portfolio (including following the receipt of clinical results or feedback from the FDA or other regulatory authorities), which could result in terminations of specific projects which, in turn, could lead to material impairment charges;
•the seasonality of sales of certain of our products;
•declines in the pricing and sales volume of certain of our products that are distributed or marketed by third parties, over which we have no or limited control;
•compliance by the Company or our third-party partners and service providers (over whom we may have limited influence), or the failure of our Company or these third parties to comply, with health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and business practices (including with respect to pricing), worldwide anti-bribery laws (including the U.S. Foreign Corrupt Practices Act and the Canadian Corruption of Foreign Public Officials Act), worldwide economic sanctions and/or export laws, worldwide environmental laws and regulation and privacy and security regulations;
•the impacts of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Care Reform Act”) and potential amendment thereof and other legislative and regulatory health care reforms in the countries in which we operate, including with respect to recent government inquiries on pricing;
•the impact of any changes in or reforms to the legislation, laws, rules, regulation and guidance that apply to the Company and its business and products or the enactment of any new or proposed legislation, laws, rules, regulations or guidance that will impact or apply to the Company or its businesses or products;

•the impact of changes in federal laws and policy under consideration by the Trump administration and Congress, including the effect that such changes will have on fiscal and tax policies, the potential revision of all or portions of the Health Care Reform Act, international trade agreements and policies and policy efforts designed to reduce patient out-of-pocket costs for medicines (which could result in new mandatory rebates and discounts or other pricing restrictions);
•illegal distribution or sale of counterfeit versions of our products;
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020, risks in Item 1A. “Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on May 7, 2020, and risks detailed from time to time in our other filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020, under Item 1A. “Risk Factors”, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on May 7, 2020, under Item 1A. “Risk Factors” of Part II, and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$896	$3,243
Restricted cash	1,011	1
Trade receivables, net	1,369	1,839
Inventories, net	1,226	1,107
Prepaid expenses and other current assets	776	779
Total current assets	5,278	6,969
Property, plant and equipment, net	1,496	1,466
Intangible assets, net	9,297	10,201
Goodwill	13,084	13,126
Deferred tax assets, net	1,874	1,690
Other non-current assets	367	411
Total assets	$31,396	$33,863
Liabilities
Current liabilities:
Accounts payable	$447	$503
Accrued and other current liabilities	4,270	4,511
Current portion of long-term debt and other	1	1,234
Total current liabilities	4,718	6,248
Acquisition-related contingent consideration	279	262
Non-current portion of long-term debt	24,357	24,661
Deferred tax liabilities, net	694	705
Other non-current liabilities	802	851
Total liabilities	30,850	32,727
Commitments and contingencies (Note 18)
Equity
Common shares, no par value, unlimited shares authorized, 354,927,516 and 352,562,636 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	10,217	10,172
Additional paid-in capital	411	429
Accumulated deficit	(7,931)	(7,452)
Accumulated other comprehensive loss	(2,223)	(2,086)
Total Bausch Health Companies Inc. shareholders’ equity	474	1,063
Noncontrolling interest	72	73
Total equity	546	1,136
Total liabilities and equity	$31,396	$33,863
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Product sales	$1,637	$2,122	$3,623	$4,111
Other revenues	27	30	53	57
	1,664	2,152	3,676	4,168
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	482	580	987	1,104
Cost of other revenues	13	14	27	27
Selling, general and administrative	526	651	1,159	1,238
Research and development	108	117	230	234
Amortization of intangible assets	436	488	872	977
Asset impairments	1	13	15	16
Restructuring and integration costs	7	4	11	24
Acquisition-related contingent consideration	11	20	24	(1)
Other expense, net	107	8	130	5
	1,691	1,895	3,455	3,624
Operating (loss) income	(27)	257	221	544
Interest income	2	3	9	7
Interest expense	(385)	(409)	(781)	(815)
Loss on extinguishment of debt	(27)	(33)	(51)	(40)
Foreign exchange and other	—	3	(13)	3
Loss before benefit from income taxes	(437)	(179)	(615)	(301)
Benefit from income taxes	112	9	138	83
Net loss	(325)	(170)	(477)	(218)
Net income attributable to noncontrolling interest	(1)	(1)	(1)	(5)
Net loss attributable to Bausch Health Companies Inc.	$(326)	$(171)	$(478)	$(223)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.92)	$(0.49)	$(1.35)	$(0.63)

Basic and diluted weighted-average common shares	355.3	352.1	354.3	351.7
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(325)	$(170)	$(477)	$(218)
Other comprehensive income (loss)
Foreign currency translation adjustment	54	56	(138)	77
Pension and postretirement benefit plan adjustments, net of income taxes	4	(1)	(1)	(1)
Other comprehensive income (loss)	58	55	(139)	76
Comprehensive loss	(267)	(115)	(616)	(142)
Comprehensive (income) loss attributable to noncontrolling interest	(1)	(1)	1	(5)
Comprehensive loss attributable to Bausch Health Companies Inc.	$(268)	$(116)	$(615)	$(147)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders' Equity
	Common Shares				Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity
	Three Months Ended June 30, 2020
Balances, April 1, 2020	354.6	$10,209	$396	$(7,605)	$(2,281)	$719	$71	$790
Common shares issued under share-based compensation plans	0.3	8	(7)	—	—	1	—	1
Share-based compensation	—	—	27	—	—	27	—	27
Employee withholding taxes related to share-based awards	—	—	(5)	—	—	(5)	—	(5)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	(326)	—	(326)	1	(325)
Other comprehensive income	—	—	—	—	58	58	—	58
Balances, June 30, 2020	354.9	$10,217	$411	$(7,931)	$(2,223)	$474	$72	$546

	Three Months Ended June 30, 2019
Balances, April 1, 2019	351.9	$10,151	$374	$(5,716)	$(2,116)	$2,693	$86	$2,779
Common shares issued under share-based compensation plans	0.3	14	(12)	—	—	2	—	2
Share-based compensation	—	—	27	—	—	27	—	27
Employee withholding taxes related to share-based awards	—	—	(5)	—	—	(5)	—	(5)
Net (loss) income	—	—	—	(171)	—	(171)	1	(170)
Other comprehensive income	—	—	—	—	55	55	—	55
Balances, June 30, 2019	352.2	$10,165	$384	$(5,887)	$(2,061)	$2,601	$87	$2,688

	Six Months Ended June 30, 2020
Balances, January 1, 2020	352.6	$10,172	$429	$(7,452)	$(2,086)	$1,063	$73	$1,136
Effect of application of new accounting standard: financial instruments - credit losses	—	—	—	(1)	—	(1)	—	(1)
Common shares issued under share-based compensation plans	2.3	45	(43)	—	—	2	—	2
Share-based compensation	—	—	54	—	—	54	—	54
Employee withholding taxes related to share-based awards	—	—	(29)	—	—	(29)	—	(29)
Net (loss) income	—	—	—	(478)	—	(478)	1	(477)
Other comprehensive loss	—	—	—	—	(137)	(137)	(2)	(139)
Balances, June 30, 2020	354.9	$10,217	$411	$(7,931)	$(2,223)	$474	$72	$546

	Six Months Ended June 30, 2019
Balances, January 1, 2019	349.9	$10,121	$413	$(5,664)	$(2,137)	$2,733	$82	$2,815
Common shares issued under share-based compensation plans	2.3	44	(41)	—	—	3	—	3
Share-based compensation	—	—	51	—	—	51	—	51
Employee withholding taxes related to share-based awards	—	—	(39)	—	—	(39)	—	(39)
Net (loss) income	—	—	—	(223)	—	(223)	5	(218)
Other comprehensive income	—	—	—	—	76	76	—	76
Balances, June 30, 2019	352.2	$10,165	$384	$(5,887)	$(2,061)	$2,601	$87	$2,688
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(477)	$(218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	961	1,063
Amortization and write-off of debt premiums, discounts and issuance costs	32	32
Asset impairments	15	16
Acquisition-related contingent consideration	24	(1)
Allowances for losses on trade receivable and inventories	34	27
Deferred income taxes	(194)	(141)
Gain on sale of assets	(1)	(9)
Additions to accrued legal settlements	143	3
Payments of accrued legal settlements	(34)	(1)
Share-based compensation	54	51
Foreign exchange loss (gain)	11	(2)
Gain excluded from hedge effectiveness	(11)	—
Loss on extinguishment of debt	51	40
Payments of contingent consideration adjustments, including accretion	(1)	(1)
Other	(9)	16
Changes in operating assets and liabilities:
Trade receivables	423	56
Inventories	(188)	(121)
Prepaid expenses and other current assets	(16)	1
Accounts payable, accrued and other liabilities	(356)	(59)
Net cash provided by operating activities	461	752
Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	—	(180)
Purchases of property, plant and equipment	(141)	(109)
Payments for intangible and other assets	(2)	(1)
Purchases of marketable securities	(2)	(5)
Proceeds from sale of marketable securities	6	1
Proceeds from sale of assets and businesses, net of costs to sell	21	33
Interest settlements from cross-currency swaps	11	—
Net cash used in investing activities	(107)	(261)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	1,477	3,243
Repayments of long-term debt	(3,062)	(3,503)
Proceeds from the issuances of short-term debt	1	12
Repayments of short-term debt	—	(8)
Payments of employee withholding taxes related to share-based awards	(29)	(39)
Payments of acquisition-related contingent consideration	(23)	(20)
Payments of financing costs	(39)	(26)
Other	1	3
Net cash used in financing activities	(1,674)	(338)
Effect of exchange rate changes on cash and cash equivalents	(17)	4
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,337)	157
Cash and cash equivalents and restricted cash, beginning of period	3,244	723
Cash and cash equivalents and restricted cash, end of period	$1,907	$880
Cash and cash equivalents	$896	$878
Restricted cash, current	1,011	2
Cash and cash equivalents and restricted cash, end of period	$1,907	$880
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF BUSINESS
Bausch Health Companies Inc. (the “Company” or "Bausch Health") is a multinational, specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of eye-health, gastroenterology ("GI") and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices) which are marketed directly or indirectly in approximately 100 countries.
2.SIGNIFICANT ACCOUNTING POLICIES
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
The unprecedented nature of the COVID-19 pandemic has adversely impacted the global economy. The COVID-19 pandemic and the rapidly evolving reactions of governments, private sector participants and the public in an effort to contain the spread of the COVID-19 virus and/or address its impacts have intensified and have had significant direct and indirect effects on businesses and commerce. This includes, but is not limited to, disruption to supply chains, employee base and transactional activity, facilities closures and production suspensions. The COVID-19 pandemic has also significantly increased demand for certain goods and services, such as pandemic related medical services and supplies, alongside decreased demand for others, such as retail, hospitality, elective medical procedures and travel.
The extent to which these events may continue to impact the Company's business, financial condition, cash flows and results of operations, in particular, will depend on future developments which are highly uncertain and many of which are outside the Company's control. Such developments include the ultimate geographic spread and duration of the pandemic, new information concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have a significant adverse effect on the Company's business, financial condition, cash flows and results of operations.
To date, the Company has been able to continue its operations with limited disruptions in supply and manufacturing. Although, it is difficult to predict the broad macroeconomic effects that the COVID-19 pandemic will have on industries or individual companies, the Company has assessed the possible effects and outcomes of the pandemic on, among other things, its supply chain, customers and distributors, discounts and rebates, employee base, product sustainability, research and development efforts, product pipeline and consumer demand and currently believes that its estimates are reasonable.
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
In March 2020, the FASB issued guidance providing optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform.  Optional expedients are provided for contract modification accounting within the areas of receivables, debt, leases, derivatives and hedging. The optional amendments are effective for all entities as of March 12, 2020, through December 31, 2022. During the six months ended June 30, 2020, the Company has not entered into any contract modifications in which the optional expedients were applied.  However, if prior to December 31, 2022 the Company enters into a contract modification in which the optional expedients are applied, the Company will evaluate the impact of adoption of this guidance on its financial position, results of operations and cash flows.
Recently Issued Accounting Standards, Not Adopted as of June 30, 2020
In August 2018, the FASB issued guidance modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The guidance is effective for annual periods ending after December 15, 2020, with early adoption permitted.  The Company is evaluating the impact of adoption of this guidance on its disclosures.
In December 2019, the FASB issued guidance simplifying the accounting for income taxes.  The guidance is effective for annual periods ending after December 15, 2020, with early adoption permitted.  The Company is evaluating the impact of adoption of this guidance on the Company's financial position, results of operations and cash flows.
3.REVENUE RECOGNITION
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
The Company continually monitors its variable consideration provisions and evaluates the estimates used as additional information becomes available. Adjustments will be made to these provisions periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company is required to make subjective judgments based primarily on its evaluation of current market conditions and trade inventory levels related to the Company's products. These judgments include the potential impact of the COVID-19 pandemic on, among other things, unemployment and related changes in customer health insurance levels, customer behaviors during the COVID-19 pandemic and government stimulus bills that focus on ensuring availability and access to lifesaving drugs during a public health crisis. This evaluation may result in an increase or decrease in the experience rate that is applied to current and future sales, or an adjustment related to past sales, or both. If the actual amounts paid vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variance becomes known.
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30, 2020
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2020	$182	$691	$927	$168	$82	$2,050
Current period provisions	293	54	1,018	917	95	2,377
Payments and credits	(316)	(124)	(1,096)	(939)	(111)	(2,586)
Reserve balances, June 30, 2020	$159	$621	$849	$146	$66	$1,841
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $32 million and $29 million as of June 30, 2020 and January 1, 2020, respectively, which are reflected as a reduction of Trade receivables, net in the Consolidated Balance Sheets. Included as a reduction of Distribution Fees in the table above are price appreciation credits of approximately $4 million during the six months ended June 30, 2020.

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
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $30 million and $26 million as of June 30, 2019 and January 1, 2019, respectively. There were no price appreciation credits during the six months ended June 30, 2019.
Contract Assets and Contract Liabilities
There are no contract assets for any period presented. Contract liabilities consist of deferred revenue, the balance of which is not material to any period presented.
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors.  Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. Allowances for credit losses were $52 million and $48 million as of June 30, 2020 and December 31, 2019, respectively. The activity in the allowance for credit losses for trade receivables for the six months ended June 30, 2020 is as follows.

(in millions)
Balance, January 1, 2020	$48
Retrospective effect of application of new accounting standard	1
Provision	6
Write-offs	(2)
Recoveries	1
Foreign exchange and other	(2)
Balance, June 30, 2020	$52
4.ACQUISITION, LICENSING AGREEMENTS AND ASSETS HELD FOR SALE
Acquisition of Certain Assets of Synergy Pharmaceuticals Inc.
On March 6, 2019, the Company acquired certain assets of Synergy Pharmaceuticals Inc. ("Synergy") for a cash purchase price of approximately $180 million and the assumption of certain liabilities, pursuant to the terms approved by the U.S. Bankruptcy Court for the Southern District of New York on March 1, 2019. Among the assets acquired were the worldwide rights to the Trulance® (plecanatide) product, a once-daily tablet for adults with chronic idiopathic constipation and irritable bowel syndrome with constipation. This acquired business is included in the Company's Salix segment and has, to date, resulted in additional revenues and certain business synergies.
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
Revenue and Operating Results
Revenues associated with the acquired assets of Synergy during the period March 6, 2019 through December 31, 2019 were $55 million. Operating results associated with the acquired assets of Synergy during the period March 6, 2019 through December 31, 2019 and pro-forma revenues and operating results for the six months ended June 30, 2019 and the year 2019 were not material. Included in Other expense, net during the six months ended June 30, 2019 are acquisition-related costs of $8 million directly related to the acquisition of certain assets of Synergy, which include expenditures for advisory, legal, valuation, accounting and other similar services.

Licensing Agreements
In the normal course of business, the Company may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products. These products are sometimes investigational treatments in early stage development that target unique conditions. The ultimate outcome, including whether the product will be (i) fully developed, (ii) approved by regulatory agencies, (iii) covered by third-party payors or (iv) profitable for distribution, is highly uncertain. The commitment periods under these agreements vary and include customary termination provisions. Expenses arising from commitments, if any, to fund the development and testing of these products and their promotion are recognized as incurred. Royalties due are recognized when earned and milestone payments are accrued when each milestone has been achieved and payment is probable and can be reasonably estimated.
Assets Held for Sale
In 2019, the Company identified certain products in the Bausch + Lomb/International segment and one product in the Diversified Products segment for disposal. The products and the related assets and liabilities of this disposal group qualified as a business. Revenues associated with this business were $14 million and $19 million for the years 2019 and 2018, respectively. The carrying value of the business, including inventories, intangible assets, goodwill and deferred income taxes, was adjusted to its estimated fair value less costs to sell and reclassified as held for sale as of September 30, 2019 and an impairment of $8 million associated with this business was recognized during the three months ended September 30, 2019. As a result of changing business dynamics, during the three months ended March 31, 2020, the Company decided not to sell these assets and reclassified $39 million of held for sale assets as assets held and used at their respective fair values at the date of the decision not to sell. This reclassification did not impact the Consolidated Statement of Operations for the six months ended June 30, 2020.
5.RESTRUCTURING AND INTEGRATION COSTS
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. The expenses associated with the implementation of these cost savings programs include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. The liability associated with restructuring and integration costs as of June 30, 2020 was $29 million.
During the six months ended June 30, 2020, the Company incurred $11 million of restructuring and integration costs. These costs included: (i) $6 million of facility closure costs and (ii) $5 million of severance costs. The Company made payments of $9 million for the six months ended June 30, 2020.
During the six months ended June 30, 2019, the Company incurred $24 million of restructuring and integration costs. These costs included: (i) $11 million of severance and other costs associated with the acquisition of certain assets of Synergy, (ii) $6 million of other severance costs, (iii) $6 million of facility closure costs and (iv) $1 million of other costs. The Company made payments of $24 million for the six months ended June 30, 2019.
6.FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:
•Level 1 — Quoted prices in active markets for identical assets or liabilities;
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using discounted cash flow methodologies, pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.
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

	June 30, 2020				December 31, 2019
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$388	$356	$32	$—	$2,696	$2,646	$50	$—
Restricted cash	$1,011	$1,011	$—	$—	$1	$1	$—	$—
Cross-currency swaps	$42	$—	$42	$—	$—	$—	$—	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$—	$—	$—	$—
Liabilities:
Acquisition-related contingent consideration	$316	$—	$—	$316	$316	$—	$—	$316
Cross-currency swaps	$—	$—	$—	$—	$13	$—	$13	$—
Foreign currency exchange contracts	$2	$—	$2	$—	$—	$—	$—	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
As of June 30, 2020, Restricted cash includes $1,010 million of payments into an escrow fund under the terms of a settlement agreement regarding certain U.S. securities litigation, subject to final court approval, and is reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to its short-term nature. These payments will remain in escrow until final approval of the settlement as discussed in Note 18, "LEGAL PROCEEDINGS".
There were no transfers into or out of Level 3 during the six months ended June 30, 2020.
Cross-currency Swaps
During the three months ended September 30, 2019, the Company entered into cross-currency swaps, with aggregate notional amounts of $1,250 million, to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its consolidated financial statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries. The Company had no derivative instruments during the six months ended June 30, 2019.
The Company’s cross-currency swaps qualify for and have been designated as an accounting hedge of the foreign currency exposure of a net investment in a foreign operation and are remeasured at each reporting date to reflect changes in their fair values. The fair value is determined via a mark-to-market analysis, using observable (Level 2) inputs. These inputs may include: (i) the foreign currency exchange spot rate between the euro and U.S. dollar, (ii) the interest rate differential between the euro and U.S. dollar and (iii) the credit risk rating for each applicable counterparty. The net change in fair value of cross-currency swaps, is reported as a gain or loss in the Consolidated Statements of Comprehensive Loss as part of Foreign currency translation adjustment to the extent they are effective and remain in Accumulative other comprehensive loss until either the sale or complete, or substantially complete, liquidation of the subsidiary. No portion of the cross-currency swaps were ineffective for the three and six months ended June 30, 2020. The Company uses the spot method of assessing hedge effectiveness. The Company has elected to amortize amounts excluded from the assessment of effectiveness over the term of its cross-currency swaps as Interest expense in the Consolidated Statements of Operations.
The fair value of the Company’s cross-currency swaps asset as of June 30, 2020 was $42 million. Included in Other non-current assets are $34 million of cross-currency swaps and included in Prepaid expenses and other current assets is $8 million of earned interest within the Consolidated Balance Sheets.

The following table presents the effect of hedging instruments on the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Operations for the three and six months ended June 30, 2020:

(in millions)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
(Loss) Gain recognized in Other comprehensive loss	$(18)	$55
Gain excluded from assessment of hedge effectiveness	$5	$11
Location of gain in income of excluded component	Interest expense	Interest expense
Settlement of the Company's cross-currency swaps occur in February and August each year. During the six months ended June 30, 2020, the Company received $11 million in settlements which are reported as investing activities in the Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
During the six months ended June 30, 2020, the Company entered into foreign currency exchange contracts, with an aggregate notional amount of $181 million. The Company had no foreign currency exchange contracts during 2019.
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
The fair value of the Company's foreign currency exchange contracts liability as of June 30, 2020 was $1 million. Included in Accrued and other current liabilities are $2 million and included in Prepaid expenses and other current assets are $1 million of foreign currency exchange contracts within the Consolidated Balance Sheets. During the three and six months ended June 30, 2020, the net change in fair value was a gain of $4 million and a loss of $1 million, respectively. Settlements of the Company's foreign currency exchange contracts are reported as a gain or loss in the Consolidated Statements of Operations as part of Foreign exchange and other and reported as operating activities in the Consolidated Statements of Cash Flows. During the six months ended June 30, 2020, the Company reported a realized loss of $4 million related to settlements of the Company's foreign currency exchange contracts.
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At June 30, 2020, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 5% to 25%, and a weighted average risk-adjusted discount rate of 8%. The weighted average risk-adjusted discount rate was calculated by weighting each contract's relative fair value at June 30, 2020.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in millions)	2020		2019
Balance, beginning of period		$316		$339
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$11		$11
Fair value adjustments due to changes in estimates of other future payments	13		(12)
Acquisition-related contingent consideration		24		(1)
Payments		(24)		(20)
Balance, end of period		316		318
Current portion included in Accrued and other current liabilities		37		47
Non-current portion		$279		$271

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a non-recurring basis:

	June 30, 2020				December 31, 2019
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Other non-current assets:
Non-current assets held for sale	$—	$—	$—	$—	$39	$—	$—	$39
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
Fair Value of Long-term Debt
The fair value of long-term debt as of June 30, 2020 and December 31, 2019 was $24,916 million and $27,520 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net of allowances for obsolescence consist of:

(in millions)	June 30, 2020	December 31, 2019
Raw materials	$325	$319
Work in process	158	149
Finished goods	743	639
	$1,226	$1,107
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	June 30, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$21,011	$(14,315)	$6,696	$21,011	$(13,544)	$7,467
Corporate brands	918	(368)	550	930	(338)	592
Product rights/patents	3,290	(2,966)	324	3,297	(2,887)	410
Partner relationships	161	(160)	1	166	(165)	1
Technology and other	206	(191)	15	209	(189)	20
Total finite-lived intangible assets	25,586	(18,000)	7,586	25,613	(17,123)	8,490
Acquired IPR&D not in service	13	—	13	13	—	13
Bausch + Lomb Trademark	1,698	—	1,698	1,698	—	1,698
	$27,297	$(18,000)	$9,297	$27,324	$(17,123)	$10,201
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

Asset impairments for the six months ended June 30, 2020 were $15 million and include impairments of: (i) $14 million due to decreases in forecasted sales of a certain product line and (ii) $1 million, in aggregate, related to the discontinuance of certain product lines not aligned with the focus of the Company's core businesses.
Asset impairments for the six months ended June 30, 2019 were $16 million and include impairments of: (i) $13 million reflecting decreases in forecasted sales of a certain product line due to generic competition and (ii) $3 million due to the discontinuance of a specific product line not aligned with the focus of the Company's core businesses.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2020 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2020	2021	2022	2023	2024	2025	Thereafter	Total
Amortization	$769	$1,405	$1,224	$1,053	$924	$820	$1,391	$7,586
Goodwill
The changes in the carrying amounts of goodwill during the six months ended June 30, 2020 and the year ended December 31, 2019 were as follows:

(in millions)	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total
Balance, January 1, 2019	$5,805	$3,156	$1,267	$2,914	$13,142
Acquisition of certain assets of Synergy	—	3	—	—	3
Goodwill reclassified to assets held for sale (Note 4)	(18)	—	—	—	(18)
Foreign exchange and other	(1)	—	—	—	(1)
Balance, December 31, 2019	5,786	3,159	1,267	2,914	13,126
Assets held for sale reclassified to goodwill (Note 4)	18	—	—	—	18
Foreign exchange and other	(60)	—	—	—	(60)
Balance, June 30, 2020	$5,744	$3,159	$1,267	$2,914	$13,084
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
The Company forecasts cash flows for each reporting unit and takes into consideration economic conditions and trends, estimated future operating results, management's and a market participant's view of growth rates and product lives, and anticipates future economic conditions. Revenue growth rates inherent in these forecasts were based on input from internal and external market research that compare factors such as growth in global economies, recent industry trends and product life-cycles. Macroeconomic factors such as changes in economies, changes in the competitive landscape including the unexpected loss of exclusivity to the Company's product portfolio, changes in government legislation, product life-cycles, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets. Accordingly, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and such charges could be material.

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
2020 Interim Goodwill Impairment Assessments
In response to the COVID-19 pandemic, the Company has taken actions to protect its employees, customers and other stakeholders and mitigate the negative impact of the COVID-19 pandemic on its operations and operating results. These and additional actions can increase the costs of doing business during the pandemic and in the periods that follow, may include the costs of idling and reopening certain facilities in affected areas. Further, social restrictions and other precautionary measures taken by customers, health care patients and consumers in response to the pandemic are expected to impact the timing and amount of revenues during the COVID-19 pandemic. Although the Company's revenues for the six months ended June 30, 2020 were less than those forecasted on the date goodwill was last tested for impairment (October 1, 2019) and additional pandemic-related declines in revenues are expected for the remainder of 2020, there are no indications that these trends are materially related to developments other than the COVID-19 pandemic.
The negative impacts of the COVID-19 pandemic on the global economy were not existing conditions on the date goodwill was last tested for impairment (October 1, 2019) and have led to significant volatility in the global equity markets. The Company has been able to continue its operations with limited disruptions and has assessed the potential impact that the COVID-19 pandemic is likely to have on its forecasted cash flows. In performing its assessment, the Company considered the possible affects and outcomes of the COVID-19 pandemic on, among other things, its supply chain, customers and distributors, employee base, product sustainability, research and development activities, product pipeline and consumer demand and related rebates and discounts and has made adjustments, although not considered to be material, to its long-term forecasts as of October 1, 2019 (the date goodwill was last tested for impairment) for these and other matters. After completing this assessment, although not completely insulated from the negative effects of the COVID-19 pandemic, the Company believes that its long-term forecasted cash flows, as adjusted for the possible outcome of the COVID-19 pandemic and other matters, do not indicate that the fair value of any reporting unit may be below its carrying value.
During the pandemic, the public has been advised to engage in certain "social restrictions" such as: (i) remaining at home or shelter-in-place, (ii) limiting social interaction, (iii) closing non-essential businesses and (iv) postponing certain surgical and elective medical procedures in order to prioritize/conserve available health care resources. During the three months ended March 31, 2020, these factors negatively impacted, most notably, the revenues of the Company's Global Vision Care and Global Surgical businesses in Asia where the COVID-19 pandemic originated. Beginning in March and throughout most of the second quarter, the Company experienced steeper declines in these revenues and the revenues of other businesses as social restrictions expanded worldwide, particularly in the U.S. and Europe. Social restrictions negatively impacted the Company's revenues for contact lenses, intraocular lenses, medical devices, surgical systems and certain pre- and post-operative eye-medications of its Ophthalmology business, medical aesthetics and therapeutic products of its Global Solta business, and certain branded pharmaceutical products of its Salix, Ortho Dermatologics and Dentistry businesses, as the offices of many health care providers were closed and certain surgeries and elective medical procedures were deferred.
The Company’s revenues for the six months ended June 30, 2020 were negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize. The Company therefore believes that its revenues for the year 2020 will be most impacted by the COVID-19 pandemic in its second quarter, although the Company expects additional COVID-19 pandemic related declines in the year-over-year revenues in its third quarter and possibly the remainder of 2020 in many of its businesses and geographies. Assuming social restrictions are not reenacted, the Company anticipates that its affected businesses could possibly return to pre-pandemic levels as early as late 2020 or in 2021. However, the rates of recovery for each business will vary by geography and will be dependent upon government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which social restrictions are lifted and the presumption that they will not be reenacted and other actions taken in response to the COVID-19 pandemic.

The Company's latest forecasts of cash flows gives consideration to the nature and timing of the expected revenue losses disclosed above. The changes in the amounts and timing of these revenues as presented in the latest forecasts include a range of potential outcomes and, with the exception of the Ortho Dermatologics reporting unit as discussed below, are not substantial enough to materially adversely affect the recoverability of any of the associated reporting units’ assets and are not material enough to indicate that the fair values of those reporting units might be below their respective carrying values.
Based on the results of the October 1, 2019 annual goodwill impairment test, the Company continues to assess the performance of the Ortho Dermatologics reporting unit and the Neuro and Other reporting unit and performs quarterly qualitative assessments of their respective carrying values and fair values to determine if quantitative fair value testing is warranted. As part of these qualitative assessments, management considers the totality of all relevant events or circumstances that effect the carrying amount and fair value of each reporting unit, including comparing actual operating results to the forecast used to test the goodwill of the Ortho Dermatologics reporting unit and the Neuro and Other reporting unit as of October 1, 2019.
Neuro and Other Reporting Unit
Management believed that based on its qualitative assessments as of March 31, 2020 and June 30, 2020, it was more likely than not that the carrying amount of the Neuro and Other reporting unit was less than its fair value and, therefore, concluded a quantitative assessment was not required at March 31, 2020 and June 30, 2020.
Ortho Dermatologics Reporting Unit
The operating results for the Ortho Dermatologics reporting unit for the three months ended March 31, 2020 were less than those forecasted at October 1, 2019 for that period. As part of its qualitative assessment as of March 31, 2020, the Company revised its forecasts for the year 2020, for among other matters, the lower than originally forecasted operating results for the three months ended March 31, 2020 and the range of potential impacts of the COVID-19 pandemic including longer than expected launch cycles for certain new products. Management believed that the revisions to its forecasts for the year 2020, were indicators that there was less headroom as of March 31, 2020 as compared to the headroom calculated on the date goodwill was last tested for impairment (October 1, 2019). Therefore, a quantitative test for the Ortho Dermatologics reporting unit was performed at March 31, 2020. Based on the quantitative test, the fair value of the Ortho Dermatologics reporting unit continued to be greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit at March 31, 2020.
During the three months ended June 30, 2020, the Company identified certain Ortho Dermatologics’ products that were experiencing longer launch cycles than originally anticipated due to the COVID-19 pandemic, and as a direct result, took actions to mitigate the impact of these matters including right-sizing its Ortho Dermatologics’ sales force. As part of its qualitative assessment as of June 30, 2020, the Company revised its long-term forecasts for, among other matters, the decrease in forecasted revenues of the identified products, the reduction in sales force and related costs and a range of potential impacts of COVID-19 pandemic related matters. Management believes that these events are indicators that there is less headroom as of June 30, 2020 as compared to the headroom calculated on the date goodwill was last tested for impairment (March 31, 2020). Therefore, a quantitative test for the Ortho Dermatologics reporting unit was performed. The quantitative test utilized the Company's most recent cash flow projections, including a range of potential outcomes, along with a long-term growth rate of 2.0% and a range of discount rates between 9.5% and 10.0%. Based on the quantitative test, the fair value of the Ortho Dermatologics reporting unit was 10% to 15% greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit at June 30, 2020.
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
No other events occurred or circumstances changed during the period October 1, 2019 (the date goodwill was last tested for impairment) through June 30, 2020 that indicate it is more likely than not the fair value of any reporting unit, other than the Ortho Dermatologics reporting unit may be below its carrying value.
Accumulated goodwill impairment charges through June 30, 2020 were $3,711 million.

9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	June 30, 2020	December 31, 2019
Legal matters and related fees	$1,505	$1,397
Product rebates	817	898
Product returns	621	691
Interest	336	305
Employee compensation and benefit costs	231	304
Income taxes payable	170	196
Other	590	720
	$4,270	$4,511
10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		June 30, 2020		December 31, 2019
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2023 Revolving Credit Facility	June 2023	$—	$—	$—	$—
June 2025 Term Loan B Facility	June 2025	3,498	3,410	3,869	3,768
November 2025 Term Loan B Facility	November 2025	1,200	1,184	1,275	1,257
Senior Secured Notes:
6.50% Secured Notes	March 2022	—	—	1,250	1,242
7.00% Secured Notes	March 2024	2,000	1,985	2,000	1,983
5.50% Secured Notes	November 2025	1,750	1,734	1,750	1,733
5.75% Secured Notes	August 2027	500	494	500	493
Senior Unsecured Notes:
5.50%	March 2023	284	283	402	400
5.875%	May 2023	199	199	1,448	1,441
4.50% euro-denominated debt	May 2023	1,685	1,678	1,682	1,674
6.125%	April 2025	3,250	3,231	3,250	3,230
9.00%	December 2025	1,500	1,475	1,500	1,473
9.25%	April 2026	1,500	1,486	1,500	1,484
8.50%	January 2027	1,750	1,755	1,750	1,756
7.00%	January 2028	750	741	750	741
5.00%	January 2028	1,250	1,235	1,250	1,234
6.25%	February 2029	1,500	1,479	—	—
7.25%	May 2029	750	741	750	740
5.25%	January 2030	1,250	1,235	1,250	1,234
Other	Various	13	13	12	12
Total long-term debt and other		$24,629	24,358	$26,188	25,895
Less: Current portion of long-term debt and other			1		1,234
Non-current portion of long-term debt			$24,357		$24,661
Covenant Compliance
The Senior Secured Credit Facilities (as defined below) and the indentures governing the Senior Secured Notes and Senior Unsecured Notes contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. As of June 30, 2020, the amount available for restricted payments under the Company’s most restrictive indentures (as defined by those indentures) was approximately $12,400 million. The 2023 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
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
As of June 30, 2020, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast as adjusted for the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.
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
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings. As of June 30, 2020, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 3.19% and 2.94% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2020, the aggregate remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $680 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of June 30, 2020, the stated rate of interest on the 2023 Revolving Credit Facility was 3.19% per annum. As of June 30, 2020, the Company had no outstanding borrowings, $94 million of issued and outstanding letters of credit and remaining availability of $1,131 million under its 2023 Revolving Credit Facility. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
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
6.25% Senior Unsecured Notes due 2029 - May 2020 Refinancing Transactions
On May 26, 2020, the Company issued $1,500 million aggregate principal amount of 6.25% Senior Unsecured Notes due February 2029 (the "February 2029 Unsecured Notes") in a private placement. The proceeds and cash on hand were used to: (i) repurchase $1,250 million aggregate principal amount of outstanding 6.50% Senior Secured Notes due March 2022, (ii) prepay $303 million of mandatory amortization scheduled for payment in 2022 under the Company's June 2025 and November 2025 Term Loan B Facilities and (iii) pay all fees and expenses associated with these transactions (collectively, the "May 2020 Refinancing Transactions"). The May 2020 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $27 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt's carrying value. The February 2029 Unsecured Notes accrue interest at the rate of 6.25% per year, payable semi-annually in arrears on each of February 15 and August 15.

The Company may redeem all or a portion of the February 2029 Unsecured Notes at any time prior to February 15, 2024, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to August 15, 2023, the Company may redeem up to 40% of the aggregate principal amount of the outstanding February 2029 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the February 2029 Unsecured Notes indenture. On or after February 15, 2024, the Company may redeem all or a portion of the February 2029 Unsecured Notes at the applicable redemption prices set forth in the February 2029 Unsecured Notes indenture, plus accrued and unpaid interest to, but not including, the date of redemption.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company's outstanding debt obligations as of June 30, 2020 and December 31, 2019 was 5.95% and 6.21%, respectively.
Maturities and Mandatory Payments
In order to reduce future cash interest payments, as well as future maturities and mandatory payments, the Company may, from time to time, purchase outstanding debt for cash in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, future liquidity requirements, contractual restrictions and other factors. During the six months ended June 30, 2020, the Company repurchased and retired, outstanding senior unsecured notes with an aggregate par value of $27 million in the open market, for an aggregate cost of $26 million. In connection with these repurchases, the Company recognized a gain of $1 million included in Loss on extinguishment of debt.
Maturities and mandatory payments of debt obligations for the remainder of 2020, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2020	$1
2021	—
2022	—
2023	2,431
2024	2,303
2025	10,632
Thereafter	9,262
Total debt obligations	24,629
Unamortized premiums, discounts and issuance costs	(271)
Total long-term debt and other	$24,358
11.PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries. Net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the six months ended June 30, 2020 and 2019 consists of:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2020	2019	2020	2019	2020	2019
Service cost	$—	$1	$1	$1	$—	$—
Interest cost	3	4	2	3	—	—
Expected return on plan assets	(6)	(6)	(2)	(3)	—	—
Amortization of prior service credit and other	—	—	—	—	(1)	(1)
Net periodic (benefit) cost	$(3)	$(1)	$1	$1	$(1)	$(1)

12.SHARE-BASED COMPENSATION
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
Approximately 17,168,000 common shares were available for future grants as of June 30, 2020. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
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
The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Stock options	$4	$6	$8	$12
RSUs	23	21	46	39
	$27	$27	$54	$51

Research and development expenses	$3	$3	$6	$5
Selling, general and administrative expenses	24	24	48	46
	$27	$27	$54	$51

Share-based awards granted consist of:

	Six Months Ended June 30,
	2020	2019
Stock options
Granted	2,269,000	1,725,000
Weighted-average exercise price	$24.74	$23.16
Weighted-average grant date fair value	$6.60	$8.46

Time-based RSUs
Granted	2,839,000	2,667,000
Weighted-average grant date fair value	$22.58	$24.06

TSR performance-based RSUs
Granted	425,000	454,000
Weighted-average grant date fair value	$26.13	$34.53

ROTC performance-based RSUs
Granted	472,000	505,000
Weighted-average grant date fair value	$27.05	$25.03
As of June 30, 2020, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $139 million, which will be amortized over a weighted-average period of 1.74 years.
13.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	June 30, 2020	December 31, 2019
Foreign currency translation adjustment	$(2,182)	$(2,046)
Pension and postretirement benefit plan adjustments, net of income taxes	(41)	(40)
	$(2,223)	$(2,086)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested.
During the three and six months ended June 30, 2020, amounts reclassified from Accumulated other comprehensive loss into the Company's operating results were not material.
14.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Product related research and development	$100	$108	$214	$215
Quality assurance	8	9	16	19
	$108	$117	$230	$234

15.OTHER EXPENSE, NET
Other expense, net consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net loss (gain) on sale of assets	$—	$1	$(1)	$(9)
Acquired in-process research and development costs	7	7	8	8
Acquisition-related costs	—	—	—	8
Litigation and other matters	100	1	123	3
Other, net	—	(1)	—	(5)
	$107	$8	$130	$5
For the three and six months ended June 30, 2020, Litigation and other matters includes adjustments related to the U.S. Securities Litigation, the SEC Investigation and the Canadian Securities Litigation and related opt-outs. Litigation and other matters also includes an insurance recovery related to a certain litigation matter. See Note 18, "LEGAL PROCEEDINGS" for further details regarding these and other litigation matters.
16.INCOME TAXES
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
Benefit from income taxes for the six months ended June 30, 2020 was $138 million and included: (i) $99 million of net income tax benefit for discrete items, which includes: (a) $64 million in net tax benefits related to the release of a valuation allowance, (b) $12 million in tax benefits recognized for changes in uncertain tax positions, (c) a $17 million tax benefit associated with a change in New Jersey law, (d) a $4 million tax benefit related to a deduction for stock compensation and (e) $2 million of net tax expense associated with filing certain tax returns and (ii) $39 million of income tax benefit for the Company's ordinary loss for the six months ended June 30, 2020.
Benefit from income taxes for the six months ended June 30, 2019 was $83 million and included: (i) $52 million of net income tax benefit for discrete items, which includes: (a) $32 million of tax benefit recognized upon a ruling from the Polish tax authorities confirming the deductibility of royalty payments by an affiliate, (b) $24 million of net tax benefits associated with filing certain tax returns and (c) $4 million of net tax charges related to other changes in uncertain tax positions and (ii) $31 million of income tax benefit for the Company's ordinary loss for the six months ended June 30, 2019.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made except that, as a result of the 2018 adoption of guidance regarding intra-entity transfers, any change in valuation allowance surrounding the adoption of the intra-entity transfer resulting from this adoption was recorded within equity. The valuation allowance against deferred tax assets was $2,762 million and $2,831 million as of June 30, 2020 and December 31, 2019, respectively. The decrease was primarily due to: (i) the change in the expected realizability of previously established losses in Germany, recorded discretely and (ii) income in Canada. The Company will continue to assess the need for a valuation allowance on a go-forward basis.
On July 20, 2020, the U.S. Treasury Department and the Internal Revenue Service (the "IRS") released final regulations under the Global Intangible Low Taxed Income ("GILTI") and Subpart F income provisions of the Internal Revenue Code regarding the treatment of income that is subject to a high rate of foreign tax. The final regulations allow taxpayers to exclude certain high-taxed income of a controlled foreign corporation from their GILTI computation on an elective basis. The Company is currently evaluating the effects of these final regulations but believe the beneficial effects on the Company’s tax provision could be material. The Company expects to complete its evaluation in the third quarter of 2020.
As of June 30, 2020 and December 31, 2019, the Company had $989 million and $1,002 million of unrecognized tax benefits, which included $48 million and $45 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of June 30, 2020, $342 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2020 could decrease by approximately $136 million in the next 12 months as a result of the resolution of certain tax audits and other events.
The Company continues to be under examination by the Canada Revenue Agency. The Company’s position as of June 30, 2020 with regard to proposed audit adjustments has not changed and the proposed adjustments continue to result primarily in a loss of tax attributes that are subject to a full valuation allowance.
The IRS completed its examinations of the Company’s U.S. consolidated federal income tax returns for the years 2013 and 2014. There were no material adjustments to the Company's taxable income as a result of these examinations. The 2014 tax year remains open to the extent of a 2017 capital loss carried back to that year. Additionally, the IRS has selected for examination the Company's annual tax filings for 2015 and 2016 and the Company's short period tax return for the period ended September 8, 2017, which was filed as a result of the Company's internal restructuring efforts during 2017. At this time, the Company does not expect that proposed adjustments, if any, for these periods would be material to the Company's Consolidated Financial Statements.
The Company's U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2010 through 2011 and 2015 through 2016.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2016. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's Consolidated Financial Statements.
The Company’s subsidiaries in Australia are under audit by the Australian Tax Office for various years beginning in 2011 through 2015. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's Consolidated Financial Statements.
Certain affiliates of the Company in regions outside of Canada, the U.S., Germany and Australia are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain tax benefits. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's Consolidated Financial Statements.
17.LOSS PER SHARE
Loss per share attributable to Bausch Health Companies Inc. were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Net loss attributable to Bausch Health Companies Inc.	$(326)	$(171)	$(478)	$(223)
Basic and diluted weighted-average common shares outstanding	355.3	352.1	354.3	351.7
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.92)	$(0.49)	$(1.35)	$(0.63)
During the three and six months ended June 30, 2020 and 2019, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 1,998,000 and 4,395,000 common shares for the three months ended June 30, 2020 and 2019, respectively, and approximately 3,602,000 and 4,657,000 common shares for the six months ended June 30, 2020 and 2019, respectively.
During the three and six months ended June 30, 2020, time-based RSUs, performance-based RSUs and stock options to purchase approximately 11,777,000 and 10,882,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and six months ended June 30, 2019, time-based RSUs, performance-based RSUs and stock options to purchase approximately 4,855,000 and 4,855,000 common shares, respectively were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

18.LEGAL PROCEEDINGS
From time to time, the Company becomes involved in various legal and administrative proceedings, which include product liability, intellectual property, commercial, tax, antitrust, governmental and regulatory investigations, related private litigation and ordinary course employment-related issues. From time to time, the Company also initiates actions or files counterclaims. The Company could be subject to counterclaims or other suits in response to actions it may initiate. The Company believes that the prosecution of these actions and counterclaims is important to preserve and protect the Company, its reputation and its assets. Certain of these proceedings and actions are described in Note 21, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and the CSA on February 19, 2020. Except as described below, there have been no material updates or developments with respect to any such proceedings or actions during the six months ended June 30, 2020.
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of June 30, 2020, the Company's Consolidated Balance Sheets includes accrued current loss contingencies of $1,505 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Governmental and Regulatory Inquiries
As referenced above, during the three months ended June 30, 2020, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Governmental and Regulatory Inquiries” in Note 21, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020. Such matters include:
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
In October 2015, four putative securities class actions were filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor. On May 31, 2016, the court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658. On December 16, 2019, the Company, the current or former officers and directors, ValueAct, and the underwriters announced that they agreed to resolve the securities action for $1,210 million, subject to final court approval. Once approved by the court, the settlement will resolve and discharge all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. On January 27, 2020 the court preliminarily approved the settlement. A final settlement approval hearing was held on May 27, 2020 and the settlement remains subject to final court approval. In order to qualify for a settlement payment all persons and entities that purchased or otherwise acquired the Company securities during the class period must have submitted a proof of claim and release form by May 6, 2020. The settlement payment is being paid in accordance with the payment schedule outlined in the settlement agreement. The opt-out litigations discussed below remain ongoing.
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
In addition to the consolidated putative class action, thirty-seven groups of individual investors in the Company’s stock and debt securities have chosen to opt out of the consolidated putative class action and filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. In addition to the matters captioned Maverick Neutral Levered Fund v. Valeant Pharmaceuticals International, Inc. (Case No. 20-cv-02190) (“Maverick”), Templeton v. Valeant Pharmaceuticals International, Inc. (Case No. 20-cv-05478) (“Templeton”), USAA Mutual Funds Trust, et al. v. Valeant Pharmaceuticals International, Inc., et al., (Case No. 20-cv-07462) (“USAA”), and GIC Private Ltd. v. Valeant Pharmaceuticals International, Inc., (Case No. 20-cv-07460) (“GIC”), these actions were captioned previously in the Company’s Annual Report on Form 10K for the year ended December 31, 2019, filed on February 19, 2020. Seven of the thirty-seven opt out actions have been dismissed; and the total number of remaining opt out actions pending in the District of New Jersey is thirty actions. On July 13, 2020, the Court entered a stipulation of voluntary dismissal in the NYCERS action.
These individual shareholder actions assert claims under Sections 10(b), and 20(a) of the Exchange Act. Certain of these individual actions assert additional claims, including claims under Section 18 of the Exchange Act, Sections 11, 12(a)(2), and 15 of the Securities Act, common law fraud, negligent misrepresentation, and claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act. These claims are based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. The allegations in the complaints are similar to those made by plaintiffs in the putative class action. Motions to dismiss have been filed and in most cases decided in many of these individual actions. To date, the Court has dismissed state law claims including New Jersey Racketeer Influenced and Corrupt Organizations Act, common law fraud, and negligent misrepresentation claims in certain cases. On January 7, 2019, the Court entered a stipulation of voluntary dismissal in the Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) opt-out action, closing the case. On September 10, 2019, the Court granted defendants’ motion to dismiss all claims in the Bahaa Aly v. Valeant Pharmaceuticals International, Inc. (“Aly”) (Case No. 18-cv-17393) opt-out action. On October 9, 2019, the Aly Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. On June 19, 2020, the Court entered stipulations of voluntary dismissal in the Catalyst, Mississippi, Connecticut, and Delaware actions.
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
After a hearing on November 11, 2019, the court approved a settlement in the Catucci action between the class members and the Company’s auditors and the action was dismissed as against them.
On August 4, 2020, the Company entered into a settlement agreement with the plaintiffs in Catucci, on behalf of the class, pursuant to which it agreed to resolve the Catucci action for the amount of CAD 94,000,000 plus payment of an additional amount to cover notice and settlement administration costs and disbursements. As part of the settlement, the Company and the other defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. The settlement agreement is subject to court approval. If court approval is granted, the Catucci action will be dismissed against the Company, its current and former directors and officers, its underwriters and its insurers.
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
On February 3, 2020, the Quebec Superior Court granted the applications of CalSTRS and BlackRock for leave to pursue their respective actions asserting claims under the Quebec Securities Act. On June 16, 2020, the Quebec Court of Appeal granted the defendants leave to appeal that decision.
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
Plaintiffs assert claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor. The consolidated complaint also asserts a claim for contribution and indemnification by the Defendants for any liability the Company ultimately faces as a result of the conduct alleged in the complaint. The claims alleged in these cases are based on the same purported conduct that is at issue in In re Valeant Pharmaceuticals International, Inc. Securities Litigation, all of which occurred prior to 2017. On April 21, 2020, the Defendants filed a motion to dismiss the consolidated amended complaint. Briefing on this motion concluded on August 3, 2020. The Company disputes these claims and intends to defend itself vigorously.
Other Securities and RICO Class Actions and Related Matters
As referenced above during the three months ended June 30, 2020, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Securities and RICO Class Actions and Related Matters” in Note 21, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020. Such matters include:

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
Antitrust
Glumetza Antitrust Litigation
Between August 2019 and July 2020, seven (7) putative antitrust class actions and four (4) non-class complaints were filed in the Northern District of California against the Company, Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc., and Santarus, Inc. (among other defendants) (the “California Actions”). In February 2020, an eighth putative class action was filed in the Southern District of Florida; this action was transferred to the Northern District of California. Three (3) of the class actions were filed by plaintiffs seeking to represent a class of direct purchasers. The purported classes of direct purchasers filed a consolidated amended complaint on November 25, 2019. The consolidated amended class action complaint filed by end payer purchasers and the two (2) additional class actions filed by end payer purchasers have all been voluntarily dismissed. Three (3) of the non-class complaints were filed by direct purchasers. These actions have been consolidated and coordinated in In re Glumetza Antitrust Litigation, Case No. 3:19-cv-05822-WHA. A fourth non-class complaint was filed in July 2020 and asserts claims based on both direct and indirect purchases.
Both the class and non-class plaintiffs seek damages under federal antitrust laws for claims based on direct purchases. The plaintiff in the July 2020 complaint also seeks damages and equitable relief under various state laws for claims based on indirect purchases.
The lawsuits allege that a 2012 settlement of a patent litigation regarding Glumetza® delayed generic entry in exchange for an agreement not to launch an authorized generic of Glumetza® or grant any other company a license to do so. The complaints allege that the settlement agreement resulted in higher prices for Glumetza® and its generic equivalent both prior to and after generic entry. On April 29, 2020, the purported class of direct purchasers filed their motion for class certification. The Company filed an opposition on May 27, 2020, and the purported class of direct purchasers replied on June 24, 2020. A hearing on the motion is scheduled for August 6, 2020. The Company and its affiliates named in these cases dispute the claims against them and intend to vigorously defend these matters.

Generic Pricing Antitrust Litigation
The Company’s subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this subsection, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16-MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The initial lawsuit to which the Company was added as a defendant in June 2018 was filed by a putative class of direct purchaser plaintiffs. In December 2018, certain direct purchaser plaintiffs that had opted out of this putative class filed an amended complaint in the MDL that added the Company, alleging similar claims as the direct purchaser plaintiffs’ putative class action complaint. In February 2019, the Company filed a motion to dismiss the individual claims brought against it and that motion remains pending. In October 2019, an end payer plaintiff that had opted out of the putative end payer class filed a complaint against the Company in the Eastern District of Pennsylvania alleging similar claims. In December 2019, end payer opt-out complaints also were filed against the Company in the Eastern District of Pennsylvania and in the Northern District of California. In December 2019, separate putative class action complaints were filed against the Company in the Eastern District of Pennsylvania by end payer and indirect reseller plaintiffs. In February 2020, a putative class action complaint was filed against the Company in the Eastern District of Pennsylvania by direct purchaser plaintiffs. In June 2020, an opt-out complaint was filed against the Company in the Eastern District of Pennsylvania. Also in June 2020, State Attorneys General filed a Complaint against the Company in the District of Connecticut. In July 2020, an opt-out complaint was filed against the Company in the Eastern District of Pennsylvania. The cases have been or will be consolidated into the MDL. There are also additional, separate complaints by other plaintiffs which have been consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. In July 2019, 87 health plans commenced an action in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed and the case has been put in deferred status. In May 2020, seven health plans commenced an additional action in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed. The Company disputes the claims against it and continues to defend itself vigorously.
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Relistor®, Uceris®, Xifaxan® 200mg, Xifaxan® 550mg, Plenvu®, Bryhali®, Duobrii® and Jublia® in the United States and Jublia® in Canada, or other similar suits.
On July 23, 2020, the Company received a Notice of Paragraph IV Certification from Perrigo Israel Pharmaceuticals, Ltd. (“Perrigo”), in which Perrigo asserted that certain U.S. patents, each of which is listed in the U.S. Food and Drug Administration's (the "FDA") Orange Book for Duobrii® (halobetasol propionate and tazarotine) lotion, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Perrigo’s generic lotion, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Perrigo. The Company has forty-five (45) days from the date of receipt of this notice to file suit against Perrigo pursuant to the Hatch-Waxman Act, alleging infringement by Perrigo of one or more claims of the Duobrii® Patents to trigger a 30-month stay of the approval of the Perrigo ANDA. The Company intends to file within this time period. The Company remains confident in the strength of the Duobrii® related patents and will vigorously defend its intellectual property.
On February 17, 2020, the Company and Alfasigma S.p.A. ("Alfasigma") received a Notice of Paragraph IV Certification from Norwich Pharmaceuticals Inc. (“Norwich”), in which Norwich asserted that the U.S. patents listed in the FDA's Orange Book for the Company’s Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which an ANDA has been filed by Norwich. The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Norwich’s ANDA for rifaximin tablets, 550 mg. Xifaxan® is protected by 23 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s

Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. The Company remains confident in the strength of the Xifaxan® patents and will continue to vigorously pursue this matter and defend its intellectual property.
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
In addition, patents covering the Company's branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review ("IPR") at the U.S. Patent & Trademark Office. The proceedings operate under different standards from district court proceedings, and are often completed within 18 months of institution.  IPR challenges have been brought against patents covering the Company's branded pharmaceutical products.  For example, following Acrux DDS’s IPR petition, the U.S. Patent and Trial Appeal Board ("PTAB"), in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia® and, on June 6, 2018, issued a written determination invalidating such patent. An appeal of this decision was filed on August 7, 2018. On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings. Jublia® continues to be covered by eleven other Orange Book-listed patents owned by the Company and its licensor, which expire in the years 2028 through 2035.
Product Liability
As referenced above, during the three months ended June 30, 2020, there have been no material updates or developments with respect to certain proceedings or actions as described under “Product Liability” in Note 21, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020. These matters include:
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
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US on June 28, 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. The Company filed a motion to dismiss Plaintiffs’ claims, which was granted on April 27, 2020 without prejudice. On May 28, 2020, Plaintiffs filed an Amended Complaint and on June 19, 2020, filed a motion for leave to amend the complaint further, which remains pending.
The Company and Bausch Health US dispute the claims against them and intend to defend each of these lawsuits vigorously.
New Mexico Attorney General Consumer Protection Action
The Company and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v. Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc., the Company and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. The State of New Mexico brings claims against all defendants under the New Mexico Unfair Practices Act, the New Mexico Medicaid Fraud Act, the New Mexico Fraud Against Taxpayers Act, and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit seeks to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. The Company disputes the claims asserted in this lawsuit and intends to vigorously defend the matter. On April 17, 2020, Bausch Health US filed a motion to dismiss, which remains pending and fully briefed.
Other General Civil Actions
As referenced above, during the three months ended June 30, 2020, there have been no material updates or developments with respect to certain proceedings or actions as described under “General Civil Actions” in Note 21, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019), filed with the SEC on February 19, 2020. These matters include:
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

Completed or Dormant Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed since April 1, 2020 or the Company anticipates that no further material activity will take place with respect thereto, or the matters have been dormant for several quarters. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company's next public reports and disclosures, unless required. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
SEC Investigation
Beginning in November 2015, the Company received from the staff of the Los Angeles Regional Office of the SEC ("the Staff") subpoenas for documents, as well as various document, testimony and interview requests, related to its investigation of the Company, including requests concerning the Company's former relationship with Philidor Rx Services, LLC ("Philidor"), its accounting practices and policies, its public disclosures and other matters. On March 27, 2020, the Staff issued a Wells Notice informing the Company that they had reached a preliminary determination to recommend that the SEC bring charges against the Company for violating the federal securities laws as a result of SEC filings and other statements made by Valeant and its former executives in 2014-2015 concerning Philidor, as well as other accounting and disclosure matters, including the Company’s disclosure of certain price appreciation credits in 2015 - 2016. The Company has entered into a settlement with the SEC that has resolved all allegations by the SEC against the Company. Under the terms of the settlement, the Company neither admitted nor denied the SEC’s allegations and agreed to pay a $45 million civil monetary penalty.
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
Investigation by the State of Texas
On May 27, 2014, the State of Texas served Bausch & Lomb Incorporated (“B&L Inc.”) with a Civil Investigative Demand (“CID”) concerning various price reporting matters relating to the State's Medicaid program and the amounts the State paid in reimbursement for B&L products for the period from 1995 to the date of the CID.  B&L Inc. and the State agreed to settle the matter for $10 million. The Company made the payment on April 1, 2020. On July 1, 2020, the State moved to dismiss the case by filing a notice that it was taking a nonsuit, with prejudice to refiling, effective immediately.
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

19.SEGMENT INFORMATION
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
The following is a brief description of the Company’s segments:
•The Bausch + Lomb/International segment consists of: (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products, primarily comprised of Bausch + Lomb products, with a focus on the Vision Care, Surgical, Consumer and Ophthalmology Rx products and (ii) with the exception of sales of Solta products, sales in Canada, Europe, Asia, Australia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products and Bausch + Lomb products.
•The Salix segment consists of sales in the U.S. of GI products.
•The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta medical aesthetic devices.
•The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products and (iii) dentistry products.
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

Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Revenues:
Bausch + Lomb/International	$883	$1,208	$1,997	$2,326
Salix	404	509	881	954
Ortho Dermatologics	116	122	249	260
Diversified Products	261	313	549	628
	$1,664	$2,152	$3,676	$4,168

Segment profits:
Bausch + Lomb/International	$169	$337	$494	$656
Salix	289	332	608	620
Ortho Dermatologics	38	41	86	98
Diversified Products	184	232	386	468
	680	942	1,574	1,842
Corporate	(145)	(152)	(301)	(277)
Amortization of intangible assets	(436)	(488)	(872)	(977)
Asset impairments	(1)	(13)	(15)	(16)
Restructuring and integration costs	(7)	(4)	(11)	(24)
Acquisition-related contingent consideration	(11)	(20)	(24)	1
Other expense, net	(107)	(8)	(130)	(5)
Operating (loss) income	(27)	257	221	544
Interest income	2	3	9	7
Interest expense	(385)	(409)	(781)	(815)
Loss on extinguishment of debt	(27)	(33)	(51)	(40)
Foreign exchange and other	—	3	(13)	3
Loss before benefit from income taxes	$(437)	$(179)	$(615)	$(301)
Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

	Three Months Ended June 30, 2020					Three Months Ended June 30, 2019
(in millions)	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total
Pharmaceuticals	$151	$403	$71	$158	$783	$235	$509	$75	$199	$1,018
Devices	220	—	42	—	262	387	—	45	—	432
OTC	318	—	—	—	318	367	—	—	—	367
Branded and Other Generics	175	—	—	99	274	194	—	—	111	305
Other revenues	19	1	3	4	27	25	—	2	3	30
	$883	$404	$116	$261	$1,664	$1,208	$509	$122	$313	$2,152

	Six Months Ended June 30, 2020					Six Months Ended June 30, 2019
(in millions)	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total
Pharmaceuticals	$352	$880	$148	$340	$1,720	$452	$954	$170	$410	$1,986
Devices	561	—	93	—	654	753	—	83	—	836
OTC	669	—	—	—	669	691	—	—	—	691
Branded and Other Generics	378	—	—	202	580	385	—	—	213	598
Other revenues	37	1	8	7	53	45	—	7	5	57
	$1,997	$881	$249	$549	$3,676	$2,326	$954	$260	$628	$4,168
The top ten products for the six months ended June 30, 2020 and 2019 represented 40% and 38% of total revenues for the six months ended June 30, 2020 and 2019, respectively.
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
U.S. and Puerto Rico	$1,009	$1,282	$2,221	$2,482
China	79	101	137	190
Canada	67	88	157	167
Egypt	58	49	116	102
Japan	48	59	102	114
Mexico	48	60	89	106
France	42	58	89	111
Poland	37	53	111	115
Germany	32	41	76	86
Russia	24	41	57	77
South Korea	16	18	33	35
Other	204	302	488	583
	$1,664	$2,152	$3,676	$4,168
Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Six Months Ended June 30,
	2020	2019
AmerisourceBergen Corporation	18%	16%
McKesson Corporation (including McKesson Specialty)	17%	17%
Cardinal Health, Inc.	13%	14%
20.SUBSEQUENT EVENT
On August 6, 2020, the Company announced that it intends to spin off its eye-health business into an independent publicly traded entity (“NewCo”) from the remainder of Bausch Health. The spinoff will establish two separate companies that include:
•.A fully integrated, pure play eye-health company built on the iconic Bausch + Lomb brand and long history of innovation; and
•.A diversified pharmaceutical company with leading positions in gastroenterology, aesthetics/dermatology, neurology and international pharmaceuticals.

NewCo, will consist of Bausch Health’s global vision care, surgical, consumer and ophthalmic Rx businesses. The remaining Bausch Health business, will comprise a diversified portfolio of leading durable brands across the Salix, International Rx, Solta, neurology and medical dermatology businesses. The timing of the anticipated spinoff will be subject to certain conditions, including final approval by the Company’s Board of Directors and any shareholder vote requirements that may be applicable. There can be no assurance that a transaction will occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through August 6, 2020 and should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1993, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Consolidated Financial Statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2019, which were included in our Annual Report on Form 10-K filed on February 19, 2020. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
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
The Bausch + Lomb/International segment - consists of our Global Bausch + Lomb eye-health business and our International Rx business. Our Global Bausch + Lomb eye-health business includes our Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmology Rx products, which in aggregate accounted for approximately 40%, 42% and 43% of our Company's revenues for the six months ended June 30, 2020 and the years 2019 and 2018, respectively. Our International Rx business, with the exception of our Solta products, includes sales in Canada, Europe, Asia, Australia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products and OTC products, which in aggregate accounted for approximately 14%, 13% and 13% of our Company's revenues for the six months ended June 30, 2020 and the years 2019 and 2018, respectively.

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
The Salix segment - consists of sales in the U.S. of GI products and includes our Xifaxan® product. Our Xifaxan® product accounted for revenues of $690 million, $1,452 million and $1,195 million for the six months ended June 30, 2020 and the years 2019 and 2018, respectively.
As part of our acquisition of Salix Pharmaceuticals, Ltd. in April 2015 (the "Salix Acquisition"), we acquired the intellectual property to a number of products that have provided us with year-over-year revenue growth, particularly the intellectual property behind Xifaxan® for, amongst other indications, irritable bowel syndrome with diarrhea (“IBS-D”), and Relistor® for opioid induced constipation. Revenues from our Xifaxan® product increased approximately 22% and 22% in the years 2019 and 2018, respectively. Revenues from our Xifaxan® product were $690 million and $662 million for the six months ended June 30, 2020 and 2019, respectively, representing an increase of 4%.
We attribute the growth in our Salix revenues to the investments we have been making since 2017, including: (i) hiring 200 trained and experienced sales force representatives to expand the commercial field force for Xifaxan®, (ii) increasing the focus on the development of next generation formulations of our Salix intellectual property to address new indications, (iii) completing the strategic acquisition of certain assets of Synergy Pharmaceuticals Inc. (“Synergy”), which included the Trulance® product and (iv) increasing the number of sales force representatives for Trulance®. In addition, we have entered into licensing agreements for investigational products, which, once developed and if approved by the U.S. Food and Drug Administration ("FDA"), will be new treatments for certain GI and liver diseases and we anticipate will contribute to the future growth. Each of these opportunities potentially provides us with the ability to expand our GI portfolio and allows us to leverage our existing GI sales force, supply channel and distribution channel.
The Ortho Dermatologics segment - consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological products) and (ii) global sales of Solta dermatological devices.
The Ortho Dermatologics business is our medical dermatology business dedicated to the treatment of a range of therapeutic areas, including psoriasis, actinic keratosis, acne, atopic dermatitis, onychomycosis and other dermatoses and includes our Arazlo™ (launched June 2020), Altreno®, Duobrii®, Bryhali®, Jublia® and Siliq® product lines. As part of our business strategy for the Ortho Dermatologics segment, we have made significant investments to build out our psoriasis, atopic dermatitis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities, with a focus on topical gel and lotion products over injectable biologics. We continue to support the use of injectable biologics; however, we believe some patients prefer topical products as an alternative to injectable biologics. Further, as topical products can, in many cases, defer the use of injectable biologics that often come with associated risk/benefit profiles, a topical product is usually readily adopted by payors, is less expensive and can be more cost-effective than injectable biologics. Therefore, we believe topical products represent alternative treatments for physicians, payors and patients, and as the preferred choice of treatment, have the potential to drive greater volumes, generate better margins and potentially be a key contributing factor of our Ortho Dermatologics business.

Our Solta business is dedicated to the development of innovative treatment technologies that provide proven and effective medical aesthetic and therapeutic benefits to consumers. Global Solta revenues were $93 million and $83 million for the six months ended June 30, 2020 and 2019, respectively, and $194 million and $135 million the years 2019 and 2018, respectively. The increase in revenue is primarily attributable to Next Generation Thermage FLX®, a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. During 2018 and 2019, Next Generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta medical aesthetic devices portfolio. These launches have been successful as Next Generation Thermage FLX® revenues for six months ended June 30, 2020 and 2019 were $53 million and $27 million, respectively, and in full-year 2019 were $77 million.
During 2017 through the date of this filing, we have made significant investments to build out our aesthetics, psoriasis and acne product portfolios, which we believe, coupled with our experienced dermatology sales leadership team and the reorganization of our Ortho Dermatologics sales force, will position our Ortho Dermatologics business for future growth.
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
For a comprehensive discussion of our business, business strategy, products and other business matters, see Item 1. “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and the Canadian Securities Administrators ("CSA") on February 19, 2020.
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
The unprecedented nature of the COVID-19 pandemic has adversely impacted the global economy. The COVID-19 pandemic and the rapidly evolving reactions of governments, private sector participants and the public in an effort to contain the spread of the COVID-19 virus and/or address its impacts have intensified and have had significant direct and indirect effects on businesses and commerce. This includes, but is not limited to, disruption to supply chains, employee base and transactional activity, facilities closures and production suspensions. The COVID-19 pandemic has also significantly increased demand for certain goods and services, such as pandemic related medical services and supplies, alongside decreased demand for others, such as retail, hospitality, elective medical procedures and travel.
As the global economic landscape changes, there is a wide range of possible outcomes regarding the nature and timing of events related to the COVID-19 pandemic, each of which are highly dependent on variables that are difficult to predict. Developments, including the ultimate geographic spread and duration of the pandemic, new information concerning the severity of the pandemic, the effectiveness and intensity of measures to contain the COVID-19 virus and the ultimate economic impact of the pandemic, could have a significant adverse effect on our business, development programs, financial condition, cash flows and results of operations. The extent of these developments and the related impacts are highly uncertain and many are outside the Company's control.
To date, the Company has been able to continue its operations with limited disruptions in supply and manufacturing. Although, it is difficult to predict the broad macroeconomic effects that the COVID-19 pandemic will have on industries or individual companies, the Company has assessed the possible effects and outcomes of the pandemic on, among other things, its supply chain, customers and distributors, discounts and rebates, employee base, product sustainability, research and development efforts, product pipeline and consumer demand. Primarily due to this assessment, we have taken actions to manage the level of our investment in support of certain existing products, anticipated launches and the expansion of our sales footprint in Europe. Postponing these investments may impact the extent and timing in achieving our longer-term forecasts for certain business units, however, we believe these actions will not have a material impact on the underlying value of the related businesses or their associated assets.
We are and will continue to closely monitor the impacts of the COVID-19 pandemic and related responses from governments and private sector participants on the Company, our customers, supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition and our planned actions and responses to this pandemic.

We believe we have responded quickly to the human and commercial challenges brought on by the COVID-19 pandemic and that our early actions have, so far, enabled us to keep our employees safe and our supply lines largely intact and we believe these actions have laid the foundation for us to work our way through the uncertainties to come. Importantly, we believe that the steps we took over the last several years to manage our capital structure place us in a strong position to maintain sufficient liquidity to continue operations through an extended pandemic and we believe that our businesses will not see their long-term value diminished by this unprecedented situation.
Our Employees
The health and safety of our employees is paramount. Our senior management team meets regularly to assess this ongoing situation and has implemented multiple actions to protect our employees. For essential personnel in our manufacturing and distribution centers, as well as our office-based and sales force employees who have started to re-enter the workplace, we are taking every precaution to ensure that they are working in an environment that is as safe as possible, including following procedures as prescribed by global public health organizations, such as the WHO and U.S. Centers for Disease Control and Prevention.
Our Supply Chain and Manufacturing Facilities
Our objective is to maintain the uninterrupted availability of our products to meet the needs of patients, consumers and our customers. Business continuity plans and site-level biosecurity procedures are in place to ensure the well-being of our employees while we work to maintain the integrity of our supply chain. We have been successful in keeping our manufacturing facilities operational, although due to shelter-in-place orders our facilities in Milan and China were forced to temporarily close in March and April. These facilities were closed for only a short period of time and were immediately and continually operational once the shelter-in-place orders in the respective geographies were lifted.
As of the date of this filing, we have not experienced any disruption in our supply chain that would have a material impact on our results or operations. Our global supply chain team worked diligently to stay ahead of the challenges presented by the COVID-19 pandemic once it appeared in Asia. Although we have put in place procedures to mitigate the risks associated with closures and disruptions at our manufacturing facilities, the COVID-19 pandemic has had an impact on our inventory levels and the manner in which we manage our inventories. During the six months ended June 30, 2020, our inventories increased 11% primarily due to: (i) lower demand across multiple business units due to COVID-19 pandemic related matters, (ii) additional active pharmaceutical ingredients ("API") acquired for our Xifaxan® products from our suppliers in Italy in contemplation of potential supply disruptions in that region, (iii) additional API for our Trulance® products which have longer procurement times and higher costs and (iv) the acquisition of additional quantities of certain products that were at the lower end of their optimal levels at December 31, 2019.
We have dual sources of API and intermediates for many of our products, the availability of which has not had, and at this time we do not expect will have, a material impact on our supply chain. With respect to our largest product, Xifaxan®, as of July 31, 2020, we have over five months’ supply of Xifaxan® finished goods on hand and enough API to manufacture another nine months’ supply of Xifaxan® finished goods. We also have open orders for API for Xifaxan® that we currently expect will arrive on schedule. However, if we were to experience a lack of availability of API for Xifaxan®, such disruption to our supply chain could have a significant adverse effect on our business, financial condition and results of operations.
We continue to monitor the impacts of the COVID-19 pandemic and take the actions appropriate to regulate our inventories at levels in line with the current supply and demand for our products. Although these actions have been effective at meeting our objectives, we believe our inventory levels will likely remain above our pre-pandemic levels into next year in order to address the range of potential impacts and outcomes of the COVID-19 pandemic. We will continue to monitor our inventories and continue to take the appropriate actions and make the necessary adjustments to maintain the uninterrupted availability of our products to meet the needs of patients, consumers and our customers.
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
Due to the challenges of the COVID-19 pandemic, most notably those attributable to "stay at home" and travel restrictions, certain of our R&D activities were forced to pause. Clinical trials that started prior to governmental shutdowns remain enrolled and existing patients are progressing, while new patient enrollments in clinical trials were paused as most trial sites were not able to accept new patients. As of the date of this filing, the delays in our clinical trials have not had a material impact on our operating results. However, delays in our ability to conduct new patient enrollments along with other possible COVID-19 pandemic related challenges impacting our R&D projects, which are beyond the Company's control, could lead to additional disruptions. Other possible COVID-19 pandemic related challenges include, but are not limited to, facility closures, delays by third-party service providers, deferrals of doctor visits, postponement of elective medical procedures and surgeries and changes in prioritization by the FDA and other regulatory authorities.

We are currently working with our Principle Investigators and their sites to prepare for restarts to these programs in the second half of 2020. We continue to assess the timing and completion of the affected clinical trial programs, and the expected approval and launch of the product candidates to which these development programs relate. Moving forward we will closely monitor the ongoing impact of the COVID-19 pandemic and any additional potential effect on ongoing clinical studies. Delays caused by COVID-19 pandemic challenges such as these and others, will likely adversely affect the timely approval, launch and commercialization and the commercial success of our products, particularly those in early stage clinical trials, which could have a significant adverse effect on our future operating results.
Our Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash collected from customers, funds as available from our revolving credit facility of $1,225 million due in June 2023 (the “2023 Revolving Credit Facility”), issuances of long-term debt and issuances of equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for at least twelve months from the date of issuance of this Form 10-Q. Further, for the six months ended June 30, 2020 and the years 2019 and 2018, we generated positive cash from operations of $461 million, $1,501 million and $1,501 million, respectively. Should our operating results during the COVID-19 pandemic materially suffer in comparison to our 2019 and 2018 operating results, we believe we would continue to generate sufficient cash flows from operations to meet our obligations in the ordinary course of business.
As of the date of this filing, we have no debt maturities or mandatory amortization payments until 2023. Additionally, we have no outstanding borrowings, $94 million of issued and outstanding letters of credit and remaining availability of $1,131 million under our 2023 Revolving Credit Facility. In the event of a future, unexpected, need for near-term liquidity, our 2023 Revolving Credit Facility would be a source of funding for us. After reviewing the terms of our Restated Credit Agreement and considering a broad range of possible outcomes of the COVID-19 pandemic, we expect that we will have access to capital under our 2023 Revolving Credit Facility across a broad range of scenarios in the event it is required.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt” for additional discussion of these matters.
Our Operating Results
While we are taking actions to mitigate the impact of the COVID-19 pandemic on daily operations, the global response to the pandemic has and is expected to impact our operating results until the impacts of the pandemic subside, the timing of which is uncertain and may be dependent upon, among other matters, the development and distribution of an effective vaccine and/or treatment for the COVID-19 virus. The changing dynamics of the pandemic, related responses from governments and private sector participants and the precautionary measures taken by our customers and the health care patients and consumers we serve, are expected to impact the timing and amount of our revenues.
During the pandemic, the public has been advised to engage in certain "social restrictions" such as: (i) remaining at home or shelter-in-place, (ii) limiting social interaction, (iii) closing non-essential businesses and (iv) postponing certain surgical and elective medical procedures in order to prioritize/conserve available health care resources. During the three months ended March 31, 2020, these factors negatively impacted, most notably, the revenues of the Company's Global Vision Care and Global Surgical businesses in Asia where the COVID-19 pandemic originated. Beginning in March and throughout most of the second quarter, the Company experienced steeper declines in these revenues and the revenues of other businesses as social restrictions expanded worldwide, particularly in the U.S. and Europe. Social restrictions negatively impacted the Company's revenues for contact lenses, intraocular lenses, medical devices, surgical systems and certain pre- and post-operative eye-medications of its Ophthalmology business, medical aesthetics and therapeutic products of its Global Solta business, and certain branded pharmaceutical products of its Salix, Ortho Dermatologics and Dentistry businesses, as the offices of many health care providers were closed and certain surgeries and elective medical procedures were deferred.
Our revenues for the six months ended June 30, 2020, were negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to our third quarter. We therefore believe that our revenues for the year 2020 will be most impacted by the COVID-19 pandemic in our second quarter, although we expect additional COVID-19 pandemic related declines in the year-over-year revenues in our third quarter and possibly the remainder of 2020 in many of our businesses and geographies. Assuming social restrictions are not reenacted, we anticipate that our affected businesses could possibly return to pre-pandemic levels as early as late 2020 or in 2021.
We expect the rates of recovery for each of our businesses to vary by geography and will be dependent upon government responses, rates of economic recovery, precautionary measures taken by patients and our customers, the rate at which social restrictions are lifted and the presumption that they will not be reenacted and other actions taken in response to the COVID-19 pandemic. In the U.S., the recovery is progressing more quickly in our surgical, vision care and ophthalmology businesses, while our consumer business has been less impacted by the COVID-19 pandemic than any of our other business units. Although certain social restrictions have been lifted in Europe and Asia, recovery in these regions has been more gradual, as consumers have been slower to return to their pre-pandemic habits.
Given these circumstances, we continue to focus on: (i) revising our go-to-market and sales force strategies to address the changing business dynamics created by the COVID-19 pandemic, (ii) building out our e-commerce presence to enable us to reach customers in new ways, (iii) investing in our key promoted brands and product launches, (iv) optimizing our cost structure and (v) looking for key trends in the market to meet changing consumer/patient needs and identify areas for investment and growth. We believe focusing on these priorities will best enable us to effectively manage the changing business dynamics created by the COVID-19 pandemic and return us to growth once the impacts of the COVID-19 pandemic substantially subside.
The changes in our segment revenues and segment profits, including the impact of COVID-19 pandemic related matters for the three and six months ended June 30, 2020, are discussed in further detail in the respective subsequent sections titled “Reportable Segment Revenues and Profits”.
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
In February 2019, we acquired the U.S. rights to EM-100 from Eton Pharmaceuticals, Inc. EM-100, is an investigational eye drop that, if approved by the FDA, will be the first OTC preservative-free formulation eye drop for the treatment of ocular itching associated with allergic conjunctivitis. A Phase 3 trial has been completed and submitted to the FDA for review and we anticipate their response in the second half of 2020. If approved, EM-100 is expected to complement our broad range of Bausch + Lomb integrated eye-health products.

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
We have approximately 200 projects in our global pipeline. Certain core R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below. However, due to the challenges of the COVID-19 pandemic, most notably those attributable to "stay at home" and travel restrictions, certain of our R&D activities were forced to pause. Clinical trials that started prior to governmental shutdowns remain enrolled and existing patients are progressing, while new patient enrollments in clinical trials were paused as most trial sites were not able to accept new patients. As of the date of this filing, the delays in our clinical trials have not had a material impact on our operating results. However, delays in our ability to conduct new patient enrollments along with other possible COVID-19 pandemic related challenges impacting our R&D projects, which are beyond the Company's control, could lead to additional disruptions. Other possible COVID-19 pandemic related challenges include, but are not limited to, facility closures, delays by third-party service providers, deferrals of doctor visits, postponement of elective medical procedures and surgeries and changes in prioritization by the FDA and other regulatory authorities.
We are currently working with our Principle Investigators and their sites to prepare for restarts to these programs in the second half of 2020. We continue to assess the timing and completion of the affected clinical trial programs, and the expected approval and launch of the product candidates to which these development programs relate. Moving forward we will closely monitor the ongoing impact of the COVID-19 pandemic and any additional potential effect on ongoing clinical studies. Delays caused by COVID-19 pandemic challenges such as these and others, will likely adversely affect the timely approval, launch and commercialization and the commercial success of our products, particularly those in early stage clinical trials. As a result, our estimates regarding the timing and success of our R&D efforts (some of which are set out below), including as it relates to study initiation, enrollment and completion, availability of study results, regulatory submissions, regulatory approvals and commercial launches, may change.
•Dermatology - In June 2019, we launched Duobrii®, the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of moderate-to-severe plaque psoriasis in adults.  Halobetasol propionate and tazarotene are each approved to treat plaque psoriasis when used separately, but the duration of halobetasol propionate is limited by FDA labeling constraints and the use of tazarotene can be limited due to tolerability concerns.  However, the combination of these ingredients in Duobrii®, with a dual mechanism of action, allows for expanded duration of use, with reduced adverse events.
•Bausch + Lomb - SiHy Daily is a silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. In September 2018, we launched this product in Japan under the branded name SiHy Daily AQUALOX™.  In June 2020, we received 510k approval from the FDA for our U.S. branded Bausch + Lomb Infuse™ SiHy Daily Disposable contact lens and anticipate launching this product in the second half of 2020.
•Dermatology - Internal Development Project ("IDP") 126 is an acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. Phase 3 studies initiated in December 2019 were paused due to COVID-19 pandemic related factors but resumed in June 2020 as clinical sites in certain geographies have reopened and new patient enrollments resumed.
•Bausch + Lomb - Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) is an OTC eye drop developed as an ocular redness reliever. We have several line extensions under development. Further clinical studies are planned for late 2020 and early 2021.
•Gastrointestinal - Top line results from a Phase 2 study for the treatment of overt hepatic encephalopathy with a new formulation of rifaximin showed a treatment benefit. Patients receiving 40 mg twice daily showed a statistically significant separation from placebo. The top line results from this Phase 2 study will help inform further research on potential new indications for rifaximin using this formulation, including the treatment of sickle cell anemia where we expect our clinical trials to commence early 2021.
•Gastrointestinal - We are preparing to initiate a Phase 2 study to evaluate rifaximin for the treatment of small intestinal bacterial overgrowth or SIBO. New patient enrollments were paused due to COVID-19 pandemic related factors and are expected to commence once clinical sites are activated. We anticipate clinical trials to commence in the second half of 2021.
•Gastrointestinal - We have entered into a collaboration with Cedars Sinai Medical Center to evaluate a new formulation of rifaximin for the treatment of IBS. Studies to support this research program were paused due to COVID-19 pandemic related factors and are expected to resume upon the reopening of the relevant clinical sites.
•Dermatology - IDP-120 is an acne product with a fixed combination of mutually incompatible ingredients: benzoyl peroxide and tretinoin. Phase 3 enrollment has been completed with results expected in the second half of 2020.
•Dermatology - Arazlo™ (tazarotene) Lotion, 0.045% (formerly IDP-123) is an acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while maintaining efficacy. Arazlo™ was approved by the FDA on December 18, 2019 and launched in June 2020.
•Gastrointestinal - Our partner Alfasigma S.p.A. ("Alfasigma") is initiating a Phase 2/3 study for the treatment of postoperative Crohns disease using a novel rifaximin extended release formulation. The Phase 2/3 study was paused due to COVID-19 pandemic related factors and is expected to resume once the relevant clinical sites reopen. We anticipate clinical trials to commence in the third quarter of 2021.
•Gastrointestinal - We are developing a probiotic supplement to address gastrointestinal disturbances. Clinical trial is completed and a full data set is available. We expect to launch this product in the second half of 2020.
•Dermatology - IDP-124 is a topical lotion product designed to treat moderate to severe atopic dermatitis, with pimecrolimus. Phase 3 enrollment has been completed with results expected in 2020.
•Bausch + Lomb - Biotrue® ONEday for Astigmatism is a daily disposable contact lens for astigmatic patients. The Biotrue® ONEday contact lens incorporates Surface Active Technology™ to provide a dehydration barrier.  The Biotrue® ONEday for Astigmatism also includes evolved peri-ballast geometry to deliver stability and comfort for the astigmatic patient. We launched this product in December 2016 and launched an extended power range and further extended power ranges in 2017, 2018, 2019 and July 2020.
•Bausch + Lomb - We are developing a new Ophthalmic Viscosurgical Device ("OVD") product, with a formulation to protect corneal endothelium during phacoemulsification process during a cataract surgery and to help chamber maintenance and lubrication during interocular lens delivery. The FDA clinical study for cohesive OVD started in January 2020 and was paused due to COVID-19 pandemic related factors. We anticipate resuming the FDA clinical study as soon as possible. In April 2020, we filed a Premarket Approval application for the dispersive OVD with the FDA.
•Bausch + Lomb - In April 2019, we launched Lotemax® SM (loteprednol etabonate ophthalmic gel) 0.38%, a new formulation for the treatment of post-operative inflammation and pain following ocular surgery. Lotemax® SM is the lowest concentrated loteprednol ophthalmic corticosteroid indicated for the treatment of post-operative inflammation and pain following ocular surgery in the U.S.
•Bausch + Lomb - enVista® Trifocal intraocular lens is an innovative lens design. We initiated an investigative device exemption study for this product in May 2018 and initiated a Phase 2 study in October 2019.
•Bausch + Lomb - We are developing a preloaded intraocular lens injector platform for enVista interocular lens. We have received approvals from the European Union and Canada and received FDA clearance for the injector. We anticipate launching this platform in the second half of 2020.
•Bausch + Lomb - We are developing an extended depth of focus intraocular lens, the timing and completion of which has been delayed due to COVID-19 pandemic related matters. Once developed and if approved, we anticipate that this product could be launched in the second half of 2021.
•Bausch + Lomb - Bausch + Lomb ULTRA® monthly silicone hydrogel lens was specifically designed to address the lifestyle and vision needs of patients with MoistureSeal® technology which maintains 95% of contact lens moisture for a full 16 hours. In the second quarter of 2020, Bausch + Lomb ULTRA® received a seven day extended wear indication approval from the European Union and received regulatory approval from the National Medical Products Administration in the China.
•Bausch + Lomb - Bausch + Lomb ULTRA® Multifocal for Astigmatism contact lens is the first and only multifocal toric lens available as a standard offering in the eye care professional's fit set. The new monthly silicone hydrogel lens, which was specifically designed to address the lifestyle and vision needs of patients with both astigmatism and presbyopia, combines the Company's unique 3-Zone Progressive™ multifocal design with the stability of its

OpticAlign® toric with MoistureSeal® technology to provide eye care professionals and their patients an advanced contact lens technology that offers the convenience of same-day fitting during the initial lens exam. Bausch + Lomb ULTRA® Multifocal for Astigmatism was launched in June 2019 and received European Union regulatory approval in the second quarter of 2020.
•Bausch + Lomb - Renu® Advanced Multi-Purpose Solution (“MPS”) contains a triple disinfectant system that kills 99.9% of germs, and has a dual surfactant system that provides up to 20 hours of moisture. Renu® Advanced MPS is FDA cleared with indications for use to condition, clean, remove protein, disinfectant, rinse and store soft contact lenses including those composed of silicone hydrogels. Renu® Advanced MPS has gained regulatory approvals in Korea, India, Mexico, Indonesia, Malaysia, Singapore and, during the second quarter of 2020, the European Union.
•Bausch + Lomb - Custom soft contact lens (Ultra buttons) is a latheable silicone hydrogel button for custom soft specialty lenses including: Sphere, Toric, Multifocal, Toric Multifocal and irregular corneas. If approved by the FDA, we expect to launch in the fourth quarter of 2021.
•Bausch + Lomb - In January 2019, we launched Zen™ Multifocal Scleral Lens for presbyopia exclusively available with Zenlens™ and Zen™ RC scleral lenses and will allow eye care professionals to fit presbyopic patients with irregular and regular corneas and those with ocular surface disease, such as dry eye. The Zen™ Multifocal Scleral Lens incorporates decentered optics, enabling the near power to be positioned over the visual axis.
•Bausch + Lomb - In March 2019, we launched Tangible® Hydra-PEG®, a high-water polymer coating that is bonded to the surface of a contact lens and designed to address contact lens discomfort and dry eye. Tangible® Hydra-PEG® coating technology in combination with our Boston® materials and Zenlens™ family of scleral lenses will help eye care professionals provide a better lens wearing experience for their patients with challenging vision needs.
Strategic Licensing Agreements - To supplement our internal R&D initiatives and to build-out and refresh our product portfolio, we also search for opportunities to augment our pipeline through arrangements that allow us to gain access to unique products and investigational treatments, by strategically aligning ourselves with other innovative product solutions.
In the normal course of business, the Company will enter into select licensing and collaborative agreements for the commercialization and/or development of unique products primarily in the U.S. and Canada. These products are sometimes investigational treatments in early stage development that target unique conditions. The ultimate outcome, including whether the product will be: (i) fully developed, (ii) approved by the FDA, (iii) covered by third-party payors or (iv) profitable for distribution is highly uncertain. Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones.
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
In October 2019, we acquired an exclusive license from Clearside Biomedical, Inc. ("Clearside") for the commercialization and development of Xipere™ (triamcinolone acetonide suprachoroidal injectable suspension) in the U.S. and Canada. Xipere™ is a proprietary suspension of the corticosteroid triamcinolone acetonide formulated for suprachoroidal administration via Clearside's proprietary SCS Microinjector™ that is being investigated as a targeted treatment of macular edema associated with uveitis. We are working closely with Clearside on the resubmission of the New Drug Application for Xipere™ to the FDA.
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
Debt Repayments - Excluding the impact of the $1,210 million financing of the U.S. Securities Litigation settlement discussed below, we have been able to repay (net of additional borrowings) over $8,000 million of long-term debt during the period January 1, 2016 through the date of this filing using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management.
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
2018 Refinancing Transactions - In March, June and November 2018, we accessed the credit markets and completed a series of transactions, whereby we extended approximately $8,300 million in aggregate maturities of certain debt obligations due to mature in March 2020 through July 2022, out to June 2025 through January 2027.  As part of these transactions, we obtained less stringent loan financial maintenance covenants under our Senior Secured Credit Facilities and extended commitments under our revolving credit facility by more than three years by replacing our then-existing revolving credit facility, set to expire in April 2020 with our 2023 Revolving Credit Facility of $1,225 million due in June 2023.
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
To finance the settlement of the U.S. Securities Litigation and extend certain debt maturities, on December 30, 2019, we accessed the credit markets and issued: (i) $1,250 million aggregate principal amount of 5.00% Senior Unsecured Notes due January 2028 (the "5.00% January 2028 Unsecured Notes") and (ii) $1,250 million aggregate principal amount of 5.25% Senior Unsecured Notes due January 2030 (the "January 2030 Unsecured Notes") in a private placement. The proceeds and cash on hand were used to: (i) redeem $1,240 million of 5.875% Senior Unsecured Notes due 2023 (the "May 2023 Unsecured Notes") on January 16, 2020, (ii) finance amounts owed under the Company's recently announced $1,210 million settlement agreement relating to the U.S. Securities Litigation (which is subject to final court approval), of which we paid $200 million during January 2020 and $810 million during March 2020 and (iii) pay all fees and expenses associated with these transactions (collectively, the "December 2019 Financing and Refinancing Transactions"). Through this financing, we have in effect extended the payments of the pending litigation settlement of $1,210 million out to 2028 and 2030, without negatively impacting our working capital available for operations.

2020 Refinancing Transactions - In May 2020, we accessed the credit markets and completed a series of transactions, whereby, we extended $1,250 million in aggregate maturities of certain debt obligations due to mature in March 2022 and $303 million in aggregate amortization payments due in March 2022 through December 2022, out to February 2029. In addition to pushing out $1,500 million in payments due 2022 to February 2029, the refinancing replaced secured debt of $1,500 million with unsecured debt. This provides us with more secured capacity if the market for unsecured debt in the future is less favorable. Further, by replacing the secured debt with unsecured debt we now have additional room under the debt maintenance covenant of our 2023 Revolving Credit Facility that requires us to maintain a first lien net leverage ratio of not greater than 4.00 to 1.00.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for the details of our debt portfolio as of June 30, 2020 and December 31, 2019.
The debt repayments and refinancing transactions outlined above have allowed us to: (i) improve our credit ratings, (ii) finance amounts owed under the Company's recently announced $1,210 million settlement agreement relating to the U.S. Securities Litigation without negatively impacting our working capital available for operations, (iii) extend maturities of certain debt obligations due out to the year 2025 and beyond and (iv) as of the date of this filing, have no debt maturities or mandatory amortization payments until 2023.
Our prepayment of debt and refinancing transactions over the last four years translate into lower repayments of principal over the next four years, which, in turn, we believe will permit more cash flows to be directed toward developing our core assets, identifying new product opportunities and repaying additional debt amounts. The mandatory scheduled principal repayments of our debt obligations as of August 6, 2020, the date of this filing, were as follows:

(in millions)
2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	Total
$—	$—	$—	$2,431	$2,303	$10,632	$1,500	$2,250	$2,012	$2,250	$1,250	$24,628
In addition, as a result of the changes in our debt portfolio, approximately 80% of our debt is fixed rate debt as of June 30, 2020, as compared to approximately 60% as of January 1, 2016. The weighted average stated interest rate of the Company's outstanding debt as of June 30, 2020 was 5.95% as compared to 6.21% as of December 31, 2019, resulting in lower cash interest payments in future periods.
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
Patient Access and Pricing Committee - In 2016, we formed the Patient Access and Pricing Committee which is responsible for setting, changing and monitoring the pricing of our products and evaluating contract arrangements that determine the placement of our products on drug formularies. The Patient Access and Pricing Committee considers new to market product pricing, price changes and their impact across channels on patient accessibility and affordability. The Patient Access and Pricing Committee remains committed to limiting the average annual price increase for our branded prescription pharmaceutical products to no greater than single digits and has reaffirmed this commitment for 2020. These pricing changes and programs could affect the average realized pricing for our products and may have a significant impact on our company revenue and profit.
Cash-pay Prescription Program - In February 2019, we launched Dermatology.com, a cash-pay product acquisition program offering certain branded Ortho Dermatologics products directly to patients. In March 2020, the name Dermatology.com was removed as the cash-pay product program name, with the name Dermatology.com limited to only online usage, including future digital teledermatology and e-commerce offerings. The cash-pay program is designed to address the affordability and availability of certain branded dermatology products, when insurers and pharmacy benefit managers are no longer offering those branded prescription pharmaceutical products under their designated pharmacy benefit offerings.
Walgreens Fulfillment Arrangements - In the beginning of 2016, we launched a brand fulfillment arrangement with Walgreen Co. ("Walgreens"). Under the terms of the brand fulfillment arrangement, as amended in July 2019, we made certain dermatology and ophthalmology products available to eligible patients through patient access and co-pay assistance programs at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. Our products available under this fulfillment agreement include certain Ortho Dermatologics products, including our Duobrii®, Bryhali®, Arazlo™, Jublia®, Luzu®, Retin-A Micro® Gel and Onexton® and select branded prescription pharmaceutical products included in our cash-pay prescription program, and certain ophthalmology products, including our Vyzulta®, Besivance®, Lotemax®, Alrex®, Prolensa®, Bepreve® and Zylet® products.
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
Investment in Next Generation Formulations - Revenues from our Xifaxan® product increased approximately 22%, 22% and 11% in 2019, 2018 and 2017, respectively. In order to extend growth in Xifaxan®, we continue to directly invest in next generation formulations of Xifaxan® and rifaximin, the principal semi-synthetic antibiotic used in our Xifaxan® product. In addition to one R&D program in progress, we have three other R&D programs planned for next generation formulations of Xifaxan® (rifaximin) which address new indications.
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
Position the Ortho Dermatologics Business for Growth - In 2018, we realigned our Solta aesthetics business and combined it with our medical dermatology business creating a complete dermatology portfolio. In support of the complete dermatology portfolio, we have taken and are taking a number of actions that we believe will help our efforts to stabilize our dermatology business. These actions include: (i) rebranding our dermatology business including our aesthetics business, (ii) recruiting a new experienced leadership team, (iii) making significant investment in our core medical device and dermatological products portfolios, (iv) right sizing and reorganizing our dermatology sales force across roughly 195 sales territories, as we work to rebuild relationships with prescribers of our products and (v) improving patient access to our Ortho Dermatologics products through our cash-pay prescription program previously discussed.
Investment in Our Core Dermatology Portfolio - We have made significant investments to build out our aesthetics, psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities to extend our market share.
Aesthetics - In 2017, we launched our Next Generation Thermage FLX® product in the U.S., a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. During 2018 and 2019, Next Generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta medical aesthetic devices portfolio. These launches have been successful as Next

Generation Thermage FLX® revenues for six months ended June 30, 2020 and 2019 were $53 million and $27 million, respectively, and in full-year 2019 were $77 million.
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
Acne - In support of our established acne product portfolio, we have developed and launched several products, which includes Arazlo™ (tazarotene) Lotion (launched in June 2020), Altreno® (launched in the U.S. October 2018), the first lotion (rather than a gel or cream) product containing tretinoin for the treatment of acne, and Retin-A Micro® 0.06% (launched in January 2018). We also have two other unique acne projects in development that, if approved by the FDA, we believe will further innovate and advance the treatment of acne.
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
In 2019, the Government of Canada (Health Canada) published in the Canadian Gazette the new pricing regulation for patented drugs. These regulations will become effective on January 1, 2021. The draft application guidelines are available with the final guidelines to be published in 2020. The new regulations will change the mechanics of establishing the pricing for products submitted for approval after August 21, 2019; they will also require full transparency of discounts agreed with provincial bodies; and finally, will change the number and composition of reference countries used to determine if a drug’s price is excessive. While we do not believe this will have a significant impact on our future cash flows, as additional facts materialize, we cannot provide assurance as to the ultimate content, timing, effect or impact of such regulations.
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
A number of our products already face generic competition. Prior to and during 2020, in the U.S., these products include, among others, Ammonul®, Apriso®, Benzaclin®, Bupap®, Cuprimine®, Edecrin®, Elidel®, Glumetza®, Istalol®, Isuprel®, Locoid® Lotion, Lotemax® Suspension, Mephyton®, Migranal®, Nitropress®, Solodyn®, Syprine®, Uceris® Tablet, Virazole®, Wellbutrin XL®, Xenazine®, Zegerid® and Zovirax® cream. In Canada, these products include, among others, Glumetza®, Wellbutrin® XL and Zovirax® ointment.
2019 LOE Branded Products - Branded products that began facing generic competition in the U.S. during 2019 include, Apriso®, Cuprimine®, Lotemax® Suspension, Solodyn® and Zovirax® cream. In aggregate, these products accounted for 3% of our total revenues in 2019. While certain of these products have already begun experiencing an adverse impact on volume and/or pricing as a result of the entry into the market of generic competition, we are unable to predict the complete magnitude or timing of this impact.
2020 through 2024 LOE Branded Products - Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified branded products that we believe could begin facing potential loss of exclusivity and/or generic competition in the U.S. during the years 2020 through 2024. These products and year of expected loss of exclusivity include, but are not limited to, Clindagel® (2020), Lotemax® Gel (2021), MoviPrep® (2020), Noritate® (2020), Targretin® Gel (2022), Xerese® (2022) and certain other products that are subject to settlement agreements which could impact their exclusivity during the years 2020 through 2024. In aggregate, these products accounted for 3% of our total revenues in 2019. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.

2021 OTC Product Patent Expiry - PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate-to-advanced age-related macular degeneration. PreserVision® products accounted for 2% of our total revenues in 2019. The PreserVision® formulation patent expires in 2021, but patents covering methods of using the formulation remain in force until 2026. While the Company cannot predict the magnitude or timing of the impact from its patent expiry, this is an OTC product and thus, the impact is not expected to be as significant as the loss of exclusivity of a branded pharmaceutical product.
In addition, for a number of our products (including Uceris®, Relistor®, Plenvu®, Xifaxan® 200mg and 550mg, Bryhali®, Duobrii®, and Jublia®, in the U.S. and Jublia® in Canada), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.
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
Bryhali® Lotion, 0.01% (Perrigo) - On March 20, 2020, the Company received a Notice of Paragraph IV Certification from Perrigo Israel Pharmaceuticals, Ltd. (“Perrigo”), in which Perrigo asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Bryhali™ (halobetasol propionate) lotion, 0.01% are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Perrigo’s generic halobetasol propionate lotion, for which an Abbreviated New Drug Application ("ANDA") has been filed by Perrigo.  On May 1, 2020, the Company filed suit against Perrigo pursuant to the Hatch-Waxman Act, alleging infringement by Perrigo of one or more claims of the Bryhali™ Patents, thereby triggering a 30-month stay of the approval of the Perrigo ANDA for halobetasol propionate lotion.  The Company remains confident in the strength of the Bryhali™ Patents and intends to vigorously pursue this matter and defend its intellectual property.
Duobrii® Lotion (Perrigo) - On July 23, 2020, the Company received a Notice of Paragraph IV Certification from Perrigo, in which Perrigo asserted that certain U.S. patents, each of which is listed in the FDA's Orange Book for Duobrii® (halobetasol propionate and tazarotine) lotion, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Perrigo’s generic lotion, for which an ANDA has been filed by Perrigo. The Company has forty-five (45) days from the date of receipt of this notice to file suit against Perrigo pursuant to the Hatch-Waxman Act, alleging infringement by Perrigo of one or more claims of the Duobrii® Patents to trigger a 30-month stay of the approval of the Perrigo ANDA. The Company intends to file within this time period. We remain confident in the strength of the Duobrii® related patents and will vigorously defend our intellectual property.
Xifaxan® 550mg Patent Litigation (Actavis)- On March 23, 2016, the Company initiated litigation against Actavis Laboratories FL, Inc.’s ("Actavis"), which alleged infringement by Actavis of one or more claims of each of the Xifaxan® patents. On September 12, 2018, we announced that we had reached an agreement with Actavis that resolved the existing litigation and eliminated the pending challenges to our intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets. As part of the agreement, the parties agreed to dismiss all litigation related to Xifaxan® (rifaximin), Actavis acknowledged the validity of the licensed patents for Xifaxan® (rifaximin) 550 mg tablets and all intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets will remain intact and enforceable until expiry in 2029. The agreement also grants Actavis a non-exclusive license to the intellectual property relating to Xifaxan® (rifaximin) 550 mg tablets in the United States beginning January 1, 2028 (or earlier under certain circumstances). The Company will not make any financial payments or other transfers of value as part of the agreement. In addition, under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Actavis will have the option to: (1) market a royalty-free generic version of Xifaxan® tablets, 550 mg, should it receive approval from the FDA on its ANDA, or (2) market an authorized generic version of Xifaxan® tablets, 550 mg, in which case, we will receive a share of the economics from Actavis on its sales of such an authorized generic. Actavis will be able to commence such marketing earlier if another generic rifaximin product is granted approval and such other generic rifaximin product begins to be sold or distributed before January 1, 2028.
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
Relistor® Tablets Patent Litigation (Actavis) - On December 6, 2016, the Company initiated litigation against Actavis, which alleged infringement by Actavis of one or more claims of U.S. Patent No. 8,524,276 (the “‘276 Patent”), which protects the formulation of RELISTOR® tablets. Actavis had challenged the validity of such patent and alleged non-infringement by its generic version of such product. In July 2019, we announced that the U.S. District Court of New Jersey had upheld the validity of and determined that Actavis infringed the ‘276 Patent, expiring in March 2031.
Generic Competition to Uceris® - In July 2018, a generic competitor launched a product which will directly compete with our Uceris® Tablet product. As disclosed in our prior filings, the Company initiated various infringement proceedings against this generic competitor. The Court construed the claims of the asserted patents on August 2, 2019 and, on October 24, 2019, the Company agreed to a judgment that the asserted patents did not cover the generic tablets under the Court’s claim construction, while reserving its right to appeal the claim construction. The Company continues to believe that its Uceris® Tablet-related patents are enforceable and is proceeding with an appeal; however, the ultimate outcome of the matter is not predictable. The ultimate impact of this generic competitor on our future revenues cannot be predicted; however, Uceris® Tablet revenues for the six months ended June 30, 2020 and 2019 were approximately $5 million and $13 million, respectively, and for the years 2019, 2018 and 2017 were approximately $20 million, $84 million and $134 million, respectively.
Generic Competition to Jublia® - On June 6, 2018, the U.S. Patent and Trial Appeal Board (“PTAB”) completed its inter partes review for an Orange Book-listed patent covering Jublia® and issued a written determination invalidating such patent.  On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings. Jublia® revenues for the six months ended June 30, 2020 and 2019 were approximately $55 million and $47 million, respectively, and for the full years 2019, 2018 and 2017 were approximately $110 million, $89 million and $96 million, respectively.  The Company continues to believe that the Jublia® related patent is valid and enforceable, but the ultimate outcome of this matter is not predictable. Jublia® continues to be covered by eleven remaining Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2028 through 2035. In August and September 2018, we received notices of the filing of a number of ANDAs with paragraph IV certification, and have timely filed patent infringement suits against these ANDA filers, and, in addition, we have also commenced certain patent infringement proceedings in Canada against two separate defendants.
See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements elsewhere in this Form 10-Q, as well as Note 21, "LEGAL PROCEEDINGS" of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and the CSA on February 19, 2020 for further details regarding certain infringement proceedings.
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

See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and the CSA on February 19, 2020 for additional information on our competition risks.
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
SELECTED FINANCIAL INFORMATION
The following table provides selected unaudited financial information for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2020	2019	Change	2020	2019	Change
Revenues	$1,664	$2,152	$(488)	$3,676	$4,168	$(492)
Operating (loss) income	$(27)	$257	$(284)	$221	$544	$(323)
Loss before benefit from income taxes	$(437)	$(179)	$(258)	$(615)	$(301)	$(314)
Net loss attributable to Bausch Health Companies Inc.	$(326)	$(171)	$(155)	$(478)	$(223)	$(255)
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.92)	$(0.49)	$(0.43)	$(1.35)	$(0.63)	$(0.72)
Financial Performance
Summary of the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Revenue for the three months ended June 30, 2020 and 2019 was $1,664 million and $2,152 million, respectively, a decrease of $488 million, or 23%. The decrease was due to: (i) lower volumes driven by social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, and the impact of the loss of exclusivity of certain products, (ii) the unfavorable effect of foreign currencies, primarily in Latin America and Europe, (iii) higher sales deductions and (iv) the impact of divestitures and discontinuations. The decreases in our revenues were partially offset by higher gross selling prices.
The changes in our segment revenues and segment profits, including the impact of COVID-19 pandemic related matters for the three and six months ended June 30, 2020, are discussed in further detail in the respective subsequent sections titled “Reportable Segment Revenues and Profits”.
Operating loss for the three months ended June 30, 2020 was $27 million compared to Operating income of $257 million for the three months ended June 30, 2019, a decrease in our operating results of $284 million and reflects, among other factors:
•a decrease in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $387 million primarily due to: (i) lower volumes, as previously discussed and (ii) higher manufacturing variances primarily driven by the impacts of the COVID-19 pandemic. The decreases were partially offset by: (i) higher gross selling prices and (ii) lower third-party royalty costs;
•a decrease in Selling, general and administrative expenses (“SG&A”) of $125 million primarily due to: (i) lower advertising and promotion expenses, (ii) lower selling expenses, (iii) lower compensation expense, (iv) lower professional fees and (v) the favorable impact of foreign currencies;
•a decrease in R&D of $9 million primarily attributable to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed;
•a decrease in Amortization of intangible assets of $52 million primarily attributable to fully amortized intangible assets no longer being amortized in 2020;

•a decrease in Asset impairments of $12 million, primarily related to an impairment to a certain product line during the three months ended June 30, 2019 as a result of changes to its forecasted sales due to generic competition; and
•an increase in Other expense, net of $99 million, primarily attributable to adjustments related to the settlements of certain litigation matters during the three months ended June 30, 2020.
Operating loss for the three months ended June 30, 2020 of $27 million and Operating income of $257 million for the three months ended June 30, 2019 included non-cash charges for Depreciation and amortization of intangible assets of $480 million and $531 million, Asset impairments of $1 million and $13 million and Share-based compensation of $27 million and $27 million for the three months ended June 30, 2020 and 2019, respectively.
Our Loss before benefit from income taxes for the three months ended June 30, 2020 and 2019 was $437 million and $179 million, respectively, an increase of $258 million. The increase in our Loss before benefit from income taxes is primarily attributable to: (i) the decrease in our operating results of $284 million, as previously discussed, and (ii) an unfavorable net change in Foreign exchange and other of $3 million. The increase in our Loss before benefit from income taxes was partially offset by decreases in: (i) Interest expense of $24 million and (ii) Loss on extinguishment of debt of $6 million.
Net loss attributable to Bausch Health Companies Inc. for the three months ended June 30, 2020 and 2019 was $326 million and $171 million, respectively, a decrease in our results of $155 million. The decrease in our results was due to the increase in our Loss before benefit from income taxes of $258 million, as previously discussed, offset by the increase in our Benefit from income taxes of $103 million.
Summary of the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Revenue for the six months ended June 30, 2020 and 2019 was $3,676 million and $4,168 million, respectively, a decrease of $492 million, or 12%. The decrease was due to: (i) social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, and the impact of the loss of exclusivity of certain products, (ii) higher sales deductions, (iii) the unfavorable effect of foreign currencies, primarily in Latin America and Europe, and (iv) the impact of divestitures and discontinuations. These decreases in our revenues were partially offset by: (i) higher gross selling prices and (ii) the incremental sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy.
The changes in our segment revenues and segment profits, including the impact of COVID-19 pandemic related matters for the three and six months ended June 30, 2020, are discussed in further detail in the respective subsequent sections titled “Reportable Segment Revenues and Profits”.
Operating income for the six months ended June 30, 2020 and 2019 was $221 million and $544 million, respectively, a decrease in our operating results of $323 million and reflects, among other factors:
•a decrease in contribution of $371 million primarily due to: (i) lower volumes, as previously discussed, and (ii) higher sales deductions. The decreases were partially offset by higher gross selling prices;
•a decrease in SG&A of $79 million primarily attributable to: (i) lower advertising and promotion expenses, (ii) lower selling expenses and (iii) the favorable impact of foreign currencies. The decreases were partially offset by higher: (i) compensation expense and (ii) professional services costs;
•a decrease in R&D of $4 million primarily attributable to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed;
•a decrease in Amortization of intangible assets of $105 million primarily attributable to fully amortized intangible assets no longer being amortized in 2020; and
•an increase in Other expense, net of $125 million primarily attributable to adjustments related to the settlements of certain litigation matters during the six months ended June 30, 2020.
Operating income for the six months ended June 30, 2020 and 2019 was $221 million and $544 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $961 million and $1,063 million, Asset impairments of $15 million and $16 million and Share-based compensation of $54 million and $51 million, respectively.
Our Loss before benefit from income taxes for the six months ended June 30, 2020 and 2019 was $615 million and $301 million, respectively, an increase of $314 million. The increase in our Loss before benefit from income taxes is primarily attributable to: (i) the decrease in our operating results of $323 million, as previously discussed, (ii) the unfavorable change in Foreign exchange and other of $16 million and (iii) an increase in Loss on extinguishment of debt of $11 million.

The increase in our Loss before benefit from income taxes was partially offset by a decrease in Interest expense of $34 million.
Net loss attributable to Bausch Health Companies Inc. for the six months ended June 30, 2020 and 2019 was $478 million and $223 million, respectively, a decrease in our results of $255 million. The decrease in our results was primarily due to the increase in our Loss before benefit from income taxes of $314 million, as previously discussed, partially offset by the increase in Benefit from income taxes of $55 million.
RESULTS OF OPERATIONS
Our unaudited operating results for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Revenues
Product sales	$1,637	$2,122	$(485)	$3,623	$4,111	$(488)
Other revenues	27	30	(3)	53	57	(4)
	1,664	2,152	(488)	3,676	4,168	(492)
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	482	580	(98)	987	1,104	(117)
Cost of other revenues	13	14	(1)	27	27	—
Selling, general and administrative	526	651	(125)	1,159	1,238	(79)
Research and development	108	117	(9)	230	234	(4)
Amortization of intangible assets	436	488	(52)	872	977	(105)
Asset impairments	1	13	(12)	15	16	(1)
Restructuring and integration costs	7	4	3	11	24	(13)
Acquisition-related contingent consideration	11	20	(9)	24	(1)	25
Other expense, net	107	8	99	130	5	125
	1,691	1,895	(204)	3,455	3,624	(169)
Operating (loss) income	(27)	257	(284)	221	544	(323)
Interest income	2	3	(1)	9	7	2
Interest expense	(385)	(409)	24	(781)	(815)	34
Loss on extinguishment of debt	(27)	(33)	6	(51)	(40)	(11)
Foreign exchange and other	—	3	(3)	(13)	3	(16)
Loss before benefit from income taxes	(437)	(179)	(258)	(615)	(301)	(314)
Benefit from income taxes	112	9	103	138	83	55
Net loss	(325)	(170)	(155)	(477)	(218)	(259)
Net income attributable to noncontrolling interest	(1)	(1)	—	(1)	(5)	4
Net loss attributable to Bausch Health Companies Inc.	$(326)	$(171)	$(155)	$(478)	$(223)	$(255)
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
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
Our revenues were $1,664 million and $2,152 million for the three months ended June 30, 2020 and 2019, respectively, a decrease of $488 million, or 23%. The decrease was primarily driven by: (i) lower volumes of $484 million across all segments primarily due to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, (ii) the unfavorable effect of foreign currencies of $27 million primarily in Europe and Latin America, (iii) higher sales deductions of $23 million primarily in our Salix segment offset by lower sales deductions in our remaining segments and (iv) the impact of divestitures and discontinuations of $4 million. The decreases in our revenues were partially offset by higher gross selling prices of $50 million primarily in our Salix and Bausch + Lomb/International segments.
As previously discussed, our revenues have been negatively impacted by social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, the negative trend in the revenues of certain our businesses began to level off and stabilize prior to our third quarter. We therefore believe that our revenues for the year 2020 will be most impacted by the COVID-19 pandemic in our second quarter, although we expect additional COVID-19 pandemic related declines in year-over-year revenues in our third quarter and possibly the remainder of 2020.
The changes in our segment revenues and segment profits, including the impact of COVID-19 pandemic related matters for the three and six months ended June 30, 2020, are discussed in further detail in the respective subsequent sections titled “Reportable Segment Revenues and Profits”.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
As is customary in the pharmaceutical industry, gross product sales are subject to a variety of deductions in arriving at net product sales. Provisions for these deductions are recognized concurrently with the recognition of gross product sales. These provisions include cash discounts and allowances, chargebacks, and distribution fees, which are paid or credited to direct customers, as well as rebates and returns, which can be paid or credited to direct and indirect customers. As more fully discussed in Note 3, "REVENUE RECOGNITION" to our unaudited interim Consolidated Financial Statements, the Company continually monitors the provisions for these deductions and evaluates the estimates used as additional information becomes available. Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory on hand at the wholesalers. In wholesaler contracts such credits are offset against the total distribution service fees we pay on all of our products to each such wholesaler. In addition, some payor contracts require discounting if a price increase or series of price increases in a contract period exceeds a negotiated threshold. Provision balances relating to amounts payable to direct customers are netted against trade receivables and balances relating to indirect customers are included in accrued liabilities.
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020		2019
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$2,677	100.0%	$3,473	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	137	5.1%	202	5.8%
Returns	12	0.4%	45	1.3%
Rebates	416	15.5%	567	16.4%
Chargebacks	433	16.2%	487	14.0%
Distribution fees	42	1.6%	50	1.4%
Total provisions	1,040	38.8%	1,351	38.9%
Net product sales	1,637	61.2%	2,122	61.1%
Other revenues	27		30
Revenues	$1,664		$2,152
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 38.8% and 38.9% for the three months ended June 30, 2020 and 2019, respectively, a decrease of 0.1 percentage points and includes:
•discounts and allowances as a percentage of gross product sales was lower primarily due to lower discount rates for certain products, such as Glumetza® AG, Migranal® AG and Uceris® AG, and was partially offset by the impact of the release of certain generics, such as Apriso® AG (December 2019);

•returns as a percentage of gross product sales was lower primarily due to lower return experience for Xifaxan® and Wellbutrin® partially offset by higher return experience for a limited number of products;
•rebates as a percentage of gross product sales were lower primarily due to the impact of decreases in gross product sales for products that carry higher contractual rebates and co-pay assistance programs, including the impact of incremental rebates from contractual price increase limitations for promoted products, such as Apriso®, Lotemax® Gel, Elidel®, Lotemax® Suspension and Prolensa®, partially offset by the increase in gross product sales for our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy;
•chargebacks as a percentage of gross product sales were higher primarily due to the impact of: (i) higher chargeback rates for Xifaxan® and Glumetza® SLX and (ii) the release of certain generics, such as Apriso® AG (December 2019). The higher chargebacks as a percentage of gross product sales were partially offset by the impact of lower gross product sales of: (i) certain generic products, such as Glumetza® AG and Syprine® AG and (ii) certain branded products, such as Nifediac®; and
•distribution service fees as a percentage of gross product sales were higher primarily due to the impact of: (i) higher sales of our Glumetza® SLX product, (ii) higher distribution service fee rates associated with our Glumetza® SLX and Xifaxan® products and (iii) the release of certain generics, such as Apriso® AG (December 2019). The higher distribution service fees as a percentage of gross product sales were partially offset by the impact of lower gross product sales of: (i) certain generic products, such as Glumetza® AG and Syprine® AG and (ii) certain branded products, such as Nifediac®. Price appreciation credits are offset against the distribution service fees we pay wholesalers. No price appreciation credits were provided during the three months ended June 30, 2020 and 2019.
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
Cost of goods sold was $482 million and $580 million for the three months ended June 30, 2020 and 2019, respectively, a decrease of $98 million, or 17%. The decrease was primarily driven by: (i) lower volumes, as previously discussed, (ii) lower third-party royalty costs and (iii) the favorable impact of foreign currencies. The decrease was partially offset by higher manufacturing variances primarily due to the impacts of the COVID-19 pandemic.
Cost of goods sold as a percentage of product sales revenue was 29.4% and 27.3% for the three months ended June 30, 2020 and 2019, respectively, an increase of 2.1 percentage points. Costs of goods sold as a percentage of Product sales revenue was unfavorably impacted as a result of: (i) product mix and (ii) higher manufacturing variances, as previously discussed. These factors were partially offset by: (i) higher average net selling prices and (ii) lower third-party royalty costs.
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
SG&A expenses were $526 million and $651 million for the three months ended June 30, 2020 and 2019, respectively, a decrease of $125 million, or 19%. The decrease was primarily driven by: (i) lower advertising and promotion expenses, (ii) lower selling expenses, (iii) lower compensation expense, (iv) lower professional fees and (v) the favorable impact of foreign currencies.
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

R&D expenses were $108 million and $117 million for the three months ended June 30, 2020 and 2019, respectively, a decrease of $9 million, or 8%. As previously discussed, certain of our R&D activities were limited and others were forced to pause as a direct result of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. Clinical trials that started prior to governmental shutdowns remain enrolled and existing patients are progressing, while new patient enrollments in clinical trials were temporarily paused as most trial sites were not able to accept new patients. We are currently working with our Principle Investigators and their sites to prepare for restarts to these programs in the second half of 2020. R&D expenses as a percentage of Product sales were approximately 7% and 6% for the three months ended June 30, 2020 and 2019, respectively, an increase of 1 percentage point.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years.
Amortization of intangible assets was $436 million and $488 million for the three months ended June 30, 2020 and 2019, respectively, a decrease of $52 million. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2020. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
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
Asset impairments were $1 million and $13 million for the three months ended June 30, 2020 and 2019, respectively, a decrease of $12 million. Asset impairments for the three months ended June 30, 2019 were primarily related to decreases in forecasted sales of a certain product line due to generic competition.
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
Restructuring and integration costs were $7 million and $4 million for the three months ended June 30, 2020 and 2019, respectively, an increase of $3 million. During the three months ended June 30, 2020, these costs included: (i) $4 million of severance costs and (ii) $3 million of facility closure costs. During the three months ended June 30, 2019, these costs included: (i) $2 million of facility closure costs, (ii) $1 million of severance costs associated with the acquisition of certain assets of Synergy, which were not essential to complete, close and report the acquisition, and (iii) $1 million of other costs. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
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

Acquisition-related contingent consideration was a loss of $11 million for the three months ended June 30, 2020, and included: (i) net fair value adjustments of $6 million and (ii) accretion for the time value of money of $5 million. Acquisition-related contingent consideration was a loss of $20 million for the three months ended June 30, 2019, and included: (i) net fair value adjustments of $15 million and (ii) accretion for the time value of money of $5 million.
Other Expense, Net
Other expense, net for the three months ended June 30, 2020 and 2019 consists of the following:

	Three Months Ended June 30,
(in millions)	2020	2019
Net loss on sale of assets	$—	$1
Acquired in-process research and development costs	7	7
Litigation and other matters	100	1
Other, net	—	(1)
	$107	$8
For the three months ended June 30, 2020, Litigation and other matters includes adjustments related to the U.S. Securities Litigation, the SEC Investigation and the Canadian Securities Litigation and related opt-outs. Litigation and other matters also includes an insurance recovery related to a certain litigation matter. See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements for further details regarding this and other litigation matters.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt premiums, discounts and deferred issuance costs on indebtedness under our credit facilities and notes and the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company's cross-currency swaps.
Interest expense was $385 million and $409 million, and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $17 million and $15 million, for the three months ended June 30, 2020 and 2019, respectively. Interest expense for the three months ended June 30, 2020 decreased $24 million, or 6%, as compared to the three months ended June 30, 2019, primarily due to: (i) a benefit related to the Company's cross-currency swaps and (ii) a lower weighted average stated rate of interest, partially offset by higher outstanding principal balances. The weighted average stated rate of interest as of June 30, 2020 and 2019 was 5.95% and 6.44%, respectively.
As previously discussed, on December 30, 2019, we accessed the credit markets to finance amounts owed under the Company's $1,210 million settlement agreement relating to the U.S. Securities Litigation (which is subject to final court approval). Although that financing increased our outstanding principal balances, it had the effect of extending the payment terms of the pending settlement of $1,210 million out to 2028 and 2030 without negatively impacting our working capital available for operations.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $27 million and $33 million for the three months ended June 30, 2020 and 2019, respectively. Loss on extinguishment of debt for the three months ended June 30, 2020 is primarily related to the May 2020 Refinancing Transactions. Loss on extinguishment of debt for the three months ended June 30, 2019 is related to a series of transactions during that period which allowed us to refinance portions of our debt arrangements.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other primarily includes translation gains/losses on intercompany loans and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts. Foreign exchange and other was $0 and a gain of $3 million for the three months ended June 30, 2020 and 2019, respectively, an unfavorable net change of $3 million. Foreign exchange and other for the three months ended June 30, 2020 and 2019 includes $4 million and $0 of gains due to the change in fair value of foreign currency exchange contracts, respectively.

Income Taxes
Benefit from income taxes was $112 million and $9 million for the three months ended June 30, 2020 and 2019, respectively, an increase of $103 million. Our effective income tax rate for the three months ended June 30, 2020 and 2019 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) the release of a valuation allowance, (b) adjustments for book to income tax return provisions, (c) tax law changes and (d) changes in uncertain tax positions.
See Note 16, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
Our portfolio of products falls into four operating and reportable segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products.
The following is a brief description of our segments:
•The Bausch + Lomb/International segment consists of: (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products, primarily comprised of Bausch + Lomb products, with a focus on the Vision Care, Surgical, Consumer and Ophthalmology Rx products and (ii) with the exception of sales of Solta products, sales in Canada, Europe, Asia, Australia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products and Bausch + Lomb products.
•The Salix segment consists of sales in the U.S. of GI products.
•The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta medical aesthetic devices.
•The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products and (iii) dentistry products.
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

The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended June 30, 2020 and 2019. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020		2019		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$883	53%	$1,208	56%	$(325)	(27)%
Salix	404	24%	509	24%	(105)	(21)%
Ortho Dermatologics	116	7%	122	6%	(6)	(5)%
Diversified Products	261	16%	313	14%	(52)	(17)%
Total revenues	$1,664	100%	$2,152	100%	$(488)	(23)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$169	19%	$337	28%	$(168)	(50)%
Salix	289	72%	332	65%	(43)	(13)%
Ortho Dermatologics	38	33%	41	34%	(3)	(7)%
Diversified Products	184	70%	232	74%	(48)	(21)%
Total segment profits	$680	41%	$942	44%	$(262)	(28)%
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

The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (Non-GAAP) for the three months ended June 30, 2020 and 2019 by segment.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Bausch + Lomb/International	$883	$27	$910	$1,208	$(4)	$1,204	$(294)	(24)%
Salix	404	—	404	509	—	509	(105)	(21)%
Ortho Dermatologics	116	—	116	122	—	122	(6)	(5)%
Diversified Products	261	—	261	313	—	313	(52)	(17)%
Total	$1,664	$27	$1,691	$2,152	$(4)	$2,148	$(457)	(21)%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product group representing 10% or more of its product sales. The Bausch + Lomb/International segment revenue was $883 million and $1,208 million for the three months ended June 30, 2020 and 2019, respectively, a decrease of $325 million, or 27%. The decrease was primarily attributable to: (i) a decrease in volume of $322 million, as discussed below, (ii) the unfavorable effect of foreign currencies of $27 million, primarily in Latin America and Europe and (iii) the impact of divestitures and discontinuations of $4 million, related to the divestiture and discontinuance of several products. These decreases were partially offset by an increase in average realized pricing of $28 million, primarily in our Global Consumer, Global Ophthalmology Rx and International Rx businesses.
The decrease in volume, primarily in Europe, the U.S. and Asia, was primarily driven by social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed. The postponement of certain surgical and elective medical procedures related to the COVID-19 pandemic, and associated declines in pre- and post-operative prescriptions, negatively impacted the volumes of our Global Surgical and Global Ophthalmology businesses. The reduction in the consumption of contact lenses worldwide due to limited social interactions and in some regions government recommended use of frames, negatively impacted the volumes of our Global Vision Care business. During our first quarter, certain customers engaged in "pantry-loading" which along with stay-at-home orders, negatively impacted the volumes of our Global Consumer business for our second quarter. However, as governments began lifting social restrictions, the negative trend in the revenues of these businesses began to level off and stabilize prior to our third quarter. We therefore believe that our revenues for the year 2020 will be most impacted by the COVID-19 pandemic in our second quarter, although we expect additional COVID-19 pandemic related declines in year-over-year revenues in our third quarter and possibly the remainder of 2020.
Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for three months ended June 30, 2020 and 2019 was $169 million and $337 million, respectively, a decrease of $168 million, or 50%. The decrease was primarily driven by the decrease in contribution as a result of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, partially offset by decreases in SG&A expenses.
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for 78% and 70% of the Salix segment product sales and 19% and 17% of the Company's product sales for the three months ended June 30, 2020 and 2019, respectively. No other single product group represents 10% or more of the Salix segment product sales. Salix segment revenue for the three months ended June 30, 2020 and 2019 was $404 million and $509 million, respectively, a decrease of $105 million, or 21%. The decrease is a result of decreases in: (i) volume of $68 million and (ii) average realized pricing of $37 million. The decrease in volumes was primarily due to: (i) social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, including measures taken by our distributors to reduce their Xifaxan® channel inventories, primarily at the retail level, during 2020 and (ii) the impact of generic competition as certain products, such as Apriso®, lost exclusivity. The decrease in average realized pricing was primarily attributable to higher sales deductions, primarily for Glumetza® SLX and partially offset by higher gross selling prices for Xifaxan®.

Salix Segment Profit
The Salix segment profit for the three months ended June 30, 2020 and 2019 was $289 million and $332 million, respectively, a decrease of $43 million, or 13%. The decrease was primarily driven by the decrease in contribution as a result of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, partially offset by decreases in: (i) SG&A expenses and (ii) third-party royalty costs.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment revenue for the three months ended June 30, 2020 and 2019 was $116 million and $122 million, respectively, a decrease of $6 million, or 5%. The decrease includes a decrease in volume of $17 million primarily due to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, partially offset by increased demand of Thermage FLX®. The decrease in revenue was partially offset by an increase in average realized pricing of $11 million, as a result of lower sales deductions in our medical dermatology products.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the three months ended June 30, 2020 and 2019 was $38 million and $41 million, respectively, a decrease of $3 million, or 7%. The decrease was primarily driven by the decrease in contribution as a result of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, partially offset by a decrease in selling expenses.
Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020		2019		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$65	25%	$61	19%	$4	7%
Aplenzin®	23	9%	21	7%	2	10%
Tobramycin/Dexamethasone	11	4%	9	3%	2	22%
Elidel® Franchise	10	4%	16	5%	(6)	(38)%
Migranal® Franchise	9	3%	13	4%	(4)	(31)%
Xenazine® Franchise	8	3%	11	4%	(3)	(27)%
Ativan® Franchise	7	3%	10	3%	(3)	(30)%
Neo/Poly/HC Otic	7	3%	7	2%	—	—%
Glumetza® Franchise	6	2%	(1)	—%	7	(700)%
Arestin®	6	2%	21	7%	(15)	(71)%
Other product revenues	105	40%	142	45%	(37)	(26)%
Other revenues	4	2%	3	1%	1	33%
Total Diversified Products revenues	$261	100%	$313	100%	$(52)	(17)%
The Diversified Products segment revenue for the three months ended June 30, 2020 and 2019 was $261 million and $313 million, respectively, a decrease of $52 million, or 17%. The decrease was primarily driven by a decrease in volume of $77 million, partially offset by an increase in average realized pricing of $25 million, primarily attributable to lower sales deductions. The decrease in volume was primarily attributable to: (i) the impact of generic competition as certain products in our Neurology and Other business, such as Cuprimine®, Isuprel®, Xenazine®, Migranal® and Syprine®, lost exclusivity and (ii) the postponement of certain surgeries and elective medical procedures in response to the COVID-19 pandemic primarily impacting our Dentistry business.

Diversified Products Segment Profit
The Diversified Products segment profit for three months ended June 30, 2020 and 2019 was $184 million and $232 million, respectively, a decrease of $48 million, or 21% and was primarily driven by the decrease in contribution as a result of lower volumes partially offset by an increase in average realized pricing as discussed above. The decrease in profit was partially offset by a decrease in SG&A expenses.
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Revenues
Our revenue was $3,676 million and $4,168 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $492 million, or 12%. The decrease was primarily driven by: (i) lower volumes of $467 million across all segments primarily due to the impacts of the COVID-19 pandemic, (ii) higher sales deductions of $92 million primarily in our Salix segment, (iii) the unfavorable effect of foreign currencies of $45 million primarily in Latin America and Europe and (iv) the impact of divestitures and discontinuations of $11 million. The decreases in our revenues were partially offset by: (i) higher gross selling prices of $110 million primarily in our Salix and Bausch + Lomb/International segments and (ii) the incremental product sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, of $13 million.
As previously discussed, our revenues have been negatively impacted by social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, the negative trend in the revenues of certain our businesses began to level off and stabilize prior to our third quarter. We therefore believe that our revenues for the year 2020 will be most impacted by the COVID-19 pandemic in our second quarter, although we expect additional COVID-19 pandemic related declines in year-over-year revenues in our third quarter and possibly the remainder of 2020.
The changes in our segment revenues and segment profits, including the impact of COVID-19 pandemic related matters for the three and six months ended June 30, 2020, are discussed in further detail in the respective subsequent sections titled “Reportable Segment Revenues and Profits”.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020		2019
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$6,000	100.0%	$6,723	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	293	4.9%	406	6.0%
Returns	54	0.9%	78	1.2%
Rebates	1,018	17.0%	1,100	16.4%
Chargebacks	917	15.2%	930	13.8%
Distribution fees	95	1.6%	98	1.5%
Total provisions	2,377	39.6%	2,612	38.9%
Net product sales	3,623	60.4%	4,111	61.1%
Other revenues	53		57
Revenues	$3,676		$4,168
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 39.6% and 38.9% for the six months ended June 30, 2020 and 2019, respectively, an increase of 0.7 percentage points and includes:
•discounts and allowances as a percentage of gross product sales was lower primarily due to lower discount rates for certain generic products, such as Glumetza® AG, Syprine® AG and Migranal® AG, partially offset by the impact of the release of certain generics, such as Apriso® AG (December 2019);

•returns as a percentage of gross product sales was lower primarily due to lower return experiences for our Xifaxan®, Solodyn® and Wellbutrin® products partially offset by higher return experience for a limited number of products;
•rebates as a percentage of gross product sales were higher primarily due the impact of: (i) increases in gross product sales for products that carry higher contractual rebates and co-pay assistance programs, including the impact of incremental rebates from contractual price increase limitations for promoted products, such as Xifaxan®, (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy and (iii) rebates associated with our Duobrii® product launched in June 2019, partially offset by decreases in gross product sales for products which carry higher rebate rates, such as Apriso®, Lotemax® Suspension, Lotemax® Gel and Elidel®;
•chargebacks as a percentage of gross product sales were higher primarily due to the impact of: (i) higher chargeback rates and gross product sales for Glumetza® SLX and Xifaxan® and (ii) the release of certain generics, such as Apriso® AG (December 2019). The higher chargebacks as a percentage of gross product sales were partially offset by the impact of lower gross product sales of: (i) certain branded products, such as Nifediac® and (ii) certain generic products, such as Glumetza® AG, Ofloxacin and Syprine® AG; and
•distribution service fees as a percentage of gross product sales were higher due to the impact of: (i) higher sales of a limited number of branded products, such as Xifaxan®, (ii) higher distribution service fee rates associated with our Wellbutrin®, Solodyn® an Glumetza® SLX products and (iii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy. The higher distribution service fees as a percentage of gross product sales were partially offset by the impact of lower gross product sales of certain branded products, such as Apriso® as a result of its generic release and Cuprimine®. Price appreciation credits are offset against the distribution service fees we pay wholesalers and were $4 million and $0 for the six months ended June 30, 2020 and 2019, respectively.
Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $987 million and $1,104 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $117 million, or 11%. The decrease was primarily driven by: (i) lower volumes, as previously discussed, (ii) lower third-party royalty costs and (iii) the favorable impact of foreign currencies. The decrease was partially offset by higher manufacturing variances primarily due to the impacts of the COVID-19 pandemic.
Cost of goods sold as a percentage of product sales revenue was 27.2% and 26.9% for the six months ended June 30, 2020 and 2019, respectively, an increase of 0.3 percentage point. Costs of goods sold as a percentage of Product sales revenue was unfavorably impacted as a result of: (i) product mix and (ii) higher manufacturing variances, as previously discussed. These factors were partially offset by: (i) higher average net realized selling prices and (ii) lower third-party royalty costs.
Selling, General and Administrative Expenses
SG&A expenses were $1,159 million and $1,238 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $79 million, or 6%. The decrease was primarily driven by: (i) lower advertising and promotion expenses, (ii) lower selling expenses and (iii) the favorable impact of foreign currencies. The decrease was partially offset by higher: (i) compensation expense and (ii) professional services costs.
Research and Development
R&D expenses were $230 million and $234 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $4 million, or 2%. As previously discussed, certain of our R&D activities were limited and others were forced to pause as a direct result of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. Clinical trials that started prior to governmental shutdowns remain enrolled and existing patients are progressing, while new patient enrollments in clinical trials were temporarily paused as most trial sites were not able to accept new patients. We are currently working with our Principle Investigators and their sites to prepare for restarts to these programs in the second half of 2020. R&D expenses as a percentage of Product sales were approximately 6% and 6% for the six months ended June 30, 2020 and 2019, respectively.
Amortization of Intangible Assets
Amortization of intangible assets was $872 million and $977 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $105 million, or 11%. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2020. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
Asset Impairments
Asset impairments were $15 million and $16 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $1 million. Asset impairments for the six months ended June 30, 2020 include impairments of: (i) $14 million due to decreases in forecasted sales of a certain product line and (ii) $1 million, in aggregate, related to the discontinuance of certain product lines not aligned with the focus of the Company's core businesses. Asset impairments for the six months ended June 30, 2019 include impairments of: (i) $13 million reflecting decreases in forecasted sales of a certain product line due to generic competition and (ii) $3 million due to the discontinuance of a specific product line not aligned with the focus of the Company's core businesses.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to our intangible assets.
Restructuring and Integration Costs
Restructuring and integration costs were $11 million and $24 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $13 million. During the six months ended June 30, 2020 these costs included: (i) $6 million of facility closure costs and (ii) $5 million of severance costs. During the six months ended June 30, 2019, these costs included: (i) $11 million of severance and other costs associated with the acquisition of certain assets of Synergy, (ii) $6 million of other severance costs, (iii) $6 million of facility closure costs and (iv) $1 million of other costs. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
See Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our unaudited interim Consolidated Financial Statements for further details regarding these actions.
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration was a loss of $24 million for the six months ended June 30, 2020 and included: (i) net fair value adjustments of $13 million and (ii) accretion for the time value of money of $11 million. Acquisition-related contingent consideration was a gain of $1 million for the six months ended June 30, 2019, and included net fair value adjustments of $12 million partially offset by accretion for the time value of money of $11 million.
See Note 6, "FAIR VALUE MEASUREMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Other Expense, Net
Other expense, net for the six months ended June 30, 2020 and 2019 consists of the following:

	Six Months Ended June 30,
(in millions)	2020	2019
Net gain on sale of assets	$(1)	$(9)
Acquired in-process research and development costs	8	8
Acquisition-related costs	—	8
Litigation and other matters	123	3
Other, net	—	(5)
	$130	$5
For the six months ended June 30, 2020, Litigation and other matters includes adjustments related to the U.S. Securities Litigation, the SEC Investigation and the Canadian Securities Litigation and related opt-outs. Litigation and other matters also includes an insurance recovery related to a certain litigation matter. See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements for further details regarding this and other litigation matters.

Non-Operating Income and Expense
Interest Expense
Interest expense was $781 million and $815 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $32 million and $32 million for the six months ended June 30, 2020 and 2019, respectively. Interest expense decreased $34 million, or 4%, primarily due to: (i) interest related to the Company's cross-currency swaps and (ii) a lower weighted average interest rate, partially offset by higher outstanding principal balances. The weighted average stated rate of interest as of June 30, 2020 and 2019 was 5.95% and 6.44%, respectively.
As previously discussed, on December 30, 2019, we accessed the credit markets to finance amounts owed under the Company's $1,210 million settlement agreement relating to the U.S. Securities Litigation (which is subject to final court approval). Although that financing increased our outstanding principal balances, it had the effect of extending the payment terms of the pending settlement of $1,210 million out to 2028 and 2030 without negatively impacting our working capital available for operations.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $51 million and $40 million for the six months ended June 30, 2020 and 2019, respectively, associated with a series of transactions which allowed us to refinance portions of our debt arrangements.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a loss of $13 million and a gain of $3 million for the six months ended June 30, 2020 and 2019, respectively, an unfavorable net change of $16 million. Foreign exchange and other for the six months ended June 30, 2020 and 2019 includes $1 million and $0 of losses due to the change in fair value of foreign currency exchange contracts, respectively.
Income Taxes
Benefit from income taxes was $138 million and $83 million for the six months ended June 30, 2020 and 2019, respectively, an increase of $55 million. Our effective income tax rate for the six months ended June 30, 2020 and 2019 differs from the statutory Canadian income tax rate primarily due to: (i) the tax benefit generated from our annualized mix of earnings by jurisdiction, (ii) the recording of valuation allowance on entities for which no tax benefit of losses is expected and (iii) the discrete treatment of certain tax matters, primarily related to: (a) the release of a valuation allowance, (b) tax law changes, (c) changes in uncertain tax positions and (d) adjustments for book to income tax return provisions.
See Note 16, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.

Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the six months ended June 30, 2020 and 2019. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020		2019		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$1,997	54%	$2,326	56%	$(329)	(14)%
Salix	881	24%	954	23%	(73)	(8)%
Ortho Dermatologics	249	7%	260	6%	(11)	(4)%
Diversified Products	549	15%	628	15%	(79)	(13)%
Total revenues	$3,676	100%	$4,168	100%	$(492)	(12)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$494	25%	$656	28%	$(162)	(25)%
Salix	608	69%	620	65%	(12)	(2)%
Ortho Dermatologics	86	35%	98	38%	(12)	(12)%
Diversified Products	386	70%	468	75%	(82)	(18)%
Total segment profits	$1,574	43%	$1,842	44%	$(268)	(15)%
The following table presents organic revenue (non-GAAP) and the year-over-year changes in organic revenue (non-GAAP) for the six months ended June 30, 2020 and 2019 by segment. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “Reportable Segment Revenues and Profits”.

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Acquisition	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Bausch + Lomb/International	$1,997	$44	$—	$2,041	$2,326	$(11)	$2,315	$(274)	(12)%
Salix	881	—	(13)	868	954	—	954	(86)	(9)%
Ortho Dermatologics	249	1	—	250	260	—	260	(10)	(4)%
Diversified Products	549	—	—	549	628	—	628	(79)	(13)%
Total	$3,676	$45	$(13)	$3,708	$4,168	$(11)	$4,157	$(449)	(11)%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment revenue was $1,997 million and $2,326 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $329 million, or 14%. The decrease was primarily attributable to: (i) a decrease in volume of $312 million, as discussed below, (ii) the unfavorable effect of foreign currencies of $44 million, primarily in Latin America and Europe and (iii) the impact of divestitures and discontinuations of $11 million. These decreases were partially offset by an increase in average realized pricing of $38 million, primarily driven by our Global Consumer and International Rx businesses.
The decrease in volume, primarily in Europe, the U.S. and Asia, was primarily driven by social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed. The postponement of certain surgical and elective medical procedures related to the COVID-19 pandemic, and associated declines in pre- and post-operative prescriptions, negatively impacted the volumes of our Global Surgical and Global Ophthalmology businesses. The reduction in the consumption of contact lenses worldwide due to limited social interactions and in some regions government recommended use of frames, negatively impacted the volumes of our Global Vision Care business. During our first quarter, certain customers engaged in "pantry-loading" which along with stay-at-home orders, negatively impacted the volumes of our Global Consumer business for our second quarter. However, as governments began lifting social restrictions, the negative trend in the revenues of these businesses began to level off and stabilize prior to our third quarter. We therefore believe that our revenues for the year 2020 will be most impacted by the COVID-19 pandemic in our second quarter, although we expect additional COVID-19 pandemic related declines in year-over-year revenues in our third quarter and possibly the remainder of 2020.
Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for the six months ended June 30, 2020 and 2019 was $494 million and $656 million, respectively, a decrease of $162 million, or 25%. The decrease was primarily driven by the decrease in contribution as a result of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, partially offset by: (i) lower SG&A expenses and (ii) the favorable effect of foreign currencies on expenses.
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for 78% and 69% of the Salix segment product sales and 19% and 16% of the Company's product sales for the six months ended June 30, 2020 and 2019, respectively. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the six months ended June 30, 2020 and 2019 was $881 million and $954 million, respectively, a decrease of $73 million, or 8%. The decrease includes: (i) a decrease in average realized pricing of $48 million, primarily attributable to higher sales deductions for Glumetza® SLX partially offset by higher gross selling prices for Xifaxan®, and (ii) a decrease in volume of $38 million primarily attributable to the decrease in demand for Apriso® due to loss of exclusivity. The decrease in revenue was partially offset by sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, of $13 million.
Salix Segment Profit
The Salix segment profit for the six months ended June 30, 2020 and 2019 was $608 million and $620 million, respectively, a decrease of $12 million, or 2%. The decrease was primarily driven by the decrease in contribution as a result of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, partially offset by: (i) lower third-party royalty costs, (ii) lower selling expenses and (iii) the contribution from the sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment revenue for the six months ended June 30, 2020 and 2019 was $249 million and $260 million, respectively, a decrease of $11 million, or 4%. The decrease includes: (i) a decrease in volume of $13 million and (ii) the unfavorable effect of foreign currencies of $1 million. These decreases were partially offset by an increase in average realized pricing of $3 million. The decrease in volume is primarily due to: (i) the impact of generic competition as certain products, such as Zovirax®, lost exclusivity, and (ii) decreased demand for Onexton®, Targretin® and Retin-A Micro® 0.08%, partially offset by the increased demand of Thermage FLX®.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the six months ended June 30, 2020 and 2019 was $86 million and $98 million, respectively, a decrease of $12 million, or 12%. The decrease was primarily driven by: (i) a decrease in contribution as a result of the decrease in revenue, as previously discussed, and (ii) product mix. These decreases were partially offset by a decrease in selling expenses.

Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020		2019		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$123	22%	$119	19%	$4	3%
Aplenzin®	49	9%	38	6%	11	29%
Arestin®	25	5%	42	7%	(17)	(40)%
Migranal® Franchise	19	3%	25	4%	(6)	(24)%
Tobramycin/Dexamethasone	19	3%	16	3%	3	19%
Neo/Poly/HC Otic	16	3%	12	2%	4	33%
Xenazine® Franchise	16	3%	18	3%	(2)	(11)%
Ativan® Franchise	15	3%	25	4%	(10)	(40)%
Diastat® Franchise	14	3%	13	2%	1	8%
Elidel® Franchise	14	3%	21	3%	(7)	(33)%
Other product revenues	232	42%	294	46%	(62)	(21)%
Other revenues	7	1%	5	1%	2	40%
Total Diversified Products revenues	$549	100%	$628	100%	$(79)	(13)%
The Diversified Products segment revenue for the six months ended June 30, 2020 and 2019 was $549 million and $628 million, respectively, a decrease of $79 million, or 13%. The decrease was primarily driven by a decrease in volume of $104 million. The decrease was partially offset by an increase in average realized pricing of $25 million. The decrease in volume was primarily attributable to: (i) the impact of generic competition as certain products in our Neurology and Other business, such as Cuprimine®, Migranal®, Syprine®, Xenazine®, and Isuprel®, lost exclusivity and (ii) the postponement of certain surgeries and elective medical procedures in response to the COVID-19 pandemic primarily impacting our Dentistry business.
Diversified Products Segment Profit
The Diversified Products segment profit for the six months ended June 30, 2020 and 2019 was $386 million and $468 million, respectively, a decrease of $82 million, or 18% and was primarily driven by: (i) the decrease in revenue, as previously discussed, and (ii) higher general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
(in millions)	2020	2019	Change
Net loss	$(477)	$(218)	$(259)
Adjustments to reconcile net loss to net cash provided by operating activities	1,075	1,093	(18)
Cash provided by operating activities before changes in operating assets and liabilities	598	875	(277)
Changes in operating assets and liabilities	(137)	(123)	(14)
Net cash provided by operating activities	461	752	(291)
Net cash used in investing activities	(107)	(261)	154
Net cash used in financing activities	(1,674)	(338)	(1,336)
Effect of exchange rate on cash and cash equivalents	(17)	4	(21)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,337)	157	(1,494)
Cash, cash equivalents and restricted cash, beginning of period	3,244	723	2,521
Cash, cash equivalents and restricted cash, end of period	$1,907	$880	$1,027
Operating Activities
Net cash provided by operating activities was $461 million and $752 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $291 million. The decrease was attributable to net decreases in Cash provided by operating activities before changes in operating assets and liabilities and Changes in operating assets and liabilities.
Cash provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2020 and 2019 was $598 million and $875 million, respectively, a decrease of $277 million. The decrease is primarily attributable to the increase in our Net loss of $259 million, primarily the result of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed.
Changes in operating assets and liabilities resulted in a net decrease in cash of $137 million and $123 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $14 million. During the six months ended June 30, 2020, Changes in operating assets and liabilities was negatively impacted by: (i) the timing of payments in the ordinary course of business of $372 million and (ii) the increase in inventories of $188 million which were partially offset by the collection of trade receivables of $423 million. For the six months ended June 30, 2019, Changes in operating assets and liabilities was negatively impacted by: (i) the build-up of inventories of $121 million and (ii) the timing of payments in the ordinary course of business of $58 million which were partially offset by the collection of trade receivables of $56 million.
Investing Activities
Net cash used in investing activities was $107 million for the six months ended June 30, 2020 and was driven by Purchases of property, plant and equipment of $141 million offset by: (i) Proceeds from sale of assets and businesses, net of costs to sell of $21 million primarily related to the receipt of a milestone payment associated with a prior divestiture and (ii) Interest settlements from cross-currency swaps of $11 million.
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
Financing Activities
Net cash used in financing activities was $1,674 million for the six months ended June 30, 2020 and was primarily driven by the repayments of debt of $3,062 million which consisted of: (i) $1,250 million of 6.50% Senior Secured Notes due March 2022, (ii) $1,240 million of May 2023 Unsecured Notes, which was previously financed as part of the December 2019 Financing and Refinancing Transactions, which were completed in January 2020, (iii) $371 million of our June 2025 Term Loan B Facility (as defined below), (iv) $100 million of 5.50% Senior Unsecured Notes due March 2023, (v) $75 million of our November 2025 Term Loan B Facility (as defined below) and (vi) the repurchase and retirement of outstanding senior unsecured notes with an aggregate par value of $27 million in the open market, for an aggregate cost of $26 million. Issuance of long-term debt, net of discounts of $1,477 million primarily includes the proceeds of $1,481 million from the issuance of $1,500 million in principal amount of 6.25% Senior Unsecured Notes due February 2029 partially offset by $4 million in payments we made in 2020 for issuance costs associated with long-term debt issued in previous years. Payments of financing costs associated with the refinancing of certain debt was $39 million for six months ended June 30, 2020.
Net cash used in financing activities was $338 million for the six months ended June 30, 2019 and was primarily driven by the net reduction in our debt portfolio. Repayments of debt for the six months ended June 30, 2019 were $3,503 million and consisted of: (i) repayments of principal amounts due under our Senior Notes of $3,000 million, (ii) repayments of term loans under our Senior Secured Credit Facilities of $328 million and (iii) repayments of our revolving credit facility of $175 million. Issuance of long-term debt, net of discounts for the six months ended June 30, 2019 was $3,243 million and included the net proceeds of: (i) $1,019 million from the issuance of $1,000 million in principal amount of January 2027 Unsecured Notes, (ii) $741 million from the issuance of $750 million in principal amount of January 2028 Unsecured Notes, (iii) $741 million from the issuance of $750 million in principal amount of May 2029 Unsecured Notes, (iv) $493 million from the issuance of $500 million in principal amount of August 2027 Secured Notes and (v) $250 million of borrowings under our revolving credit facilities. Issuance of long-term debt, net of discounts is net of $1 million in payments we made in 2019 for issuance costs associated with long-term debt issued in previous years. Payments of financing costs associated with the refinancing of certain debt was $26 million for the six months ended June 30, 2019.
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
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt or issue equity or equity-linked securities. We believe our existing cash and cash generated from operations will be sufficient to service our debt obligations through 2022.
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $24,358 million and $25,895 million as of June 30, 2020 and December 31, 2019, respectively. Aggregate contractual principal amounts due under our debt obligations were $24,629 million and $26,188 million as of June 30, 2020 and December 31, 2019, respectively, a decrease of $1,559 million during the six months ended June 30, 2020. The decrease was primarily driven by the debt repayments previously discussed under "Cash Flows - Financing Activities".
Our prepayment and refinancings of debt over the last four years translate into lower repayments of principal over the next four years, which, in turn, we believe will permit more cash flows to be directed toward developing our core assets, identifying new product opportunities and repaying additional debt amounts. The mandatory scheduled principal repayments of our debt obligations as of August 6, 2020, the date of this filing, were as follows:

(in millions)
2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	Total
$—	$—	$—	$2,431	$2,303	$10,632	$1,500	$2,250	$2,012	$2,250	$1,250	$24,628
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
As of June 30, 2020, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 3.19% and 2.94% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2020, the aggregate remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $680 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of June 30, 2020, the stated rate of interest on the 2023 Revolving Credit Facility was 3.19% per annum. As of June 30, 2020, the Company had no outstanding borrowings, $94 million of issued and outstanding letters of credit and remaining availability of $1,131 million under its 2023 Revolving Credit Facility. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
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
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $2,482 million and total liabilities of $958 million as of June 30, 2020, and revenues of $627 million and operating income of $24 million for the six months ended June 30, 2020.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
6.25% Senior Secured Notes Due February 2029 - May 2020 Refinancing Transactions
On May 26, 2020, the Company issued $1,500 million aggregate principal amount of 6.25% Senior Unsecured Notes due February 2029 (the "February 2029 Unsecured Notes") in a private placement. The proceeds and cash on hand were used to: (i) repurchase $1,250 million of 6.50% Senior Secured Notes due March 2022, (ii) prepay $303 million of mandatory amortization scheduled for payment in 2022 under the Company's June 2025 and November 2025 Term Loan B Facilities and (iii) pay all fees and expenses associated with these transactions (collectively, the "May 2020 Refinancing Transactions").
Interest on the February 2029 Unsecured Notes is payable semi-annually in arrears on each February 15 and August 15. We may redeem some or all of the February 2029 Unsecured Notes at any time on or after February 15, 2024, at the redemption prices set forth in the indenture. In addition, we may redeem some or all of the February 2029 Unsecured Notes prior to February 15, 2024, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption plus a “make-whole” premium. Prior to August 15, 2023, we may redeem up to 40% of the aggregate principal amount of the February 2029 Unsecured Notes using the proceeds of certain equity offerings at the redemption price set forth in the indenture.
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
During 2017 through the six months ended June 30, 2020, the Company completed several actions which included using cash flows from operations to repay debt and refinancing debt with near-term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with the financial maintenance covenant. As of June 30, 2020, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast as adjusted for the potential impacts of the COVID-19 pandemic, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of this Form 10-Q.
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
Weighted Average Interest Rate
The weighted average stated rate of interest of the Company's outstanding debt as of June 30, 2020 and December 31, 2019 was 5.95% and 6.21%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Credit Ratings
As of August 6, 2020, the credit ratings and outlook from Moody's, Standard & Poor's and Fitch for certain outstanding obligations of the Company were as follows:

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
In addition to our working capital requirements, as of June 30, 2020, we expect our primary cash requirements during the remainder of 2020 to be as follows:
•Debt service—We expect to make principal and interest payments of approximately $724 million during the remainder of 2020. As a result of prepayments and a series of refinancing transactions we have reduced and extended the maturities of a substantial portion of our long-term debt. As of the date of this filing, we have no debt maturities or mandatory amortization payments until 2023. We may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our 2023 Revolving Credit Facility to meet business needs;
•IT Infrastructure Investment—We expect to make payments of approximately $16 million for licensing, maintenance and other costs associated with our IT infrastructure improvement projects during the remainder of 2020;
•Capital expenditures—We expect to make payments of approximately $135 million for property, plant and equipment during the remainder of 2020;
•Contingent consideration payments—We expect to make contingent consideration and other approval/sales-based milestone payments of approximately $20 million during the remainder of 2020;
•Restructuring, integration and other transaction payments—We expect to make payments of approximately $7 million during the remainder of 2020 for employee separation costs and lease termination obligations associated with restructuring and integration actions and other transactions we have taken through June 30, 2020;

•Benefit obligations—We expect to make payments under our pension and postretirement obligations of approximately $9 million during the remainder of 2020; and
•Litigation Settlements—We expect to make payments in settlement of certain legal matters of approximately $1,350 million during the remainder of 2020, which includes the settlement of the U.S. Securities Litigation. In December 2019, we announced that we had agreed to resolve the U.S. Securities Litigation for $1,210 million, subject to final court approval. Once approved by the court, the settlement will resolve and discharge all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. This settlement, once approved by the court, will resolve the most significant of the Company's remaining legacy legal matters and eliminate a material uncertainty regarding our Company. As of June 30, 2020, Restricted cash includes $1,010 million of payments into an escrow fund under the terms of a settlement agreement regarding certain U.S. securities litigation, subject to final court approval. On January 27, 2020 the court preliminarily approved the settlement. A final settlement approval hearing was held on May 27, 2020, and the settlement remains subject to final court approval. The balance of the settlement will be paid in accordance with the payment schedule outlined in the settlement agreement. See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements, for further discussion of the U.S. Securities Litigation and certain other matters.
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
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources. The following table summarizes our contractual obligations related to our long-term debt, including interest, as of June 30, 2020:

(in millions)	Total	Remainder of 2020	2021	2022 and 2023	2024 and 2025	Thereafter
Long-term debt obligations, including interest	$33,551	$724	$1,469	$5,331	$15,310	$10,717
There have been no other material changes to the contractual obligations disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Contractual Obligations” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and the CSA on February 19, 2020.
OUTSTANDING SHARE DATA
Our common shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “BHC”.
At July 30, 2020, we had 354,993,160 issued and outstanding common shares. In addition, as of July 30, 2020, we had outstanding 9,076,203 stock options and 5,669,315 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 2,276,086 performance-based restricted share units that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 4,279,843 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and the CSA on February 19, 2020, and determined that there were no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2020, except for: (i) estimates and assumptions regarding the nature, timing and extent that the COVID-19 pandemic will possibly have on the Company's operations and cash flows as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements, (ii) the impact that the COVID-19 pandemic has on the Company’s assessment of goodwill as discussed in Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements and (iii) recently adopted accounting guidance as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, product development and future performance and results of current and anticipated products; anticipated revenues for our products; anticipated growth in our Ortho Dermatologics business; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2020 and beyond; the Company's plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to meet the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement"), and senior notes indentures; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic; and the Company’s plan to spin off its eye-health business, including the structure and timing of completing such spinoff transaction.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the rapidly evolving reaction of governments, private sector participants and the public to that pandemic and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on the

Company, including but not limited to its supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition and costs (which may increase) and revenue and margins (both of which may decrease);
•with respect to the proposed spinoff of the Company’s eye-health business, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the spinoff transaction, the expected timing of completion of the spinoff transaction and its terms, the Company’s ability to complete the spinoff transaction considering the various conditions to the completion of the spinoff transaction (some of which are outside the Company’s control, including conditions related to regulatory matters and a possible shareholder vote, if applicable), that market or other conditions are no longer favorable to completing the transaction, that any shareholder, stock exchange, regulatory or other approval (if required) is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of or following the spinoff transaction, diversion of management time on the spinoff transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the spinoff transaction, the qualification of the spinoff transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from either or both of the Canada Revenue Agency and the Internal Revenue Service will be sought or obtained), potential dissynergy costs between the spun off entity and the remainder of the Company, the impact of the spinoff transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business;
•the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York, the investigation order issued by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), a number of pending non-class securities litigations (including certain pending opt-out actions in the U.S. (related to the recently settled securities class action, (which is subject to final court approval, and remains subject to the risk and uncertainty that the U.S. District Court for the District of New Jersey may not approve the $1,210 million settlement agreement)) and certain opt-out actions in Canada relating to the recently settled class action in Canada (which is subject to court approval) and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;
•potential additional litigation and regulatory investigations (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity and reputational harm on our Company, products and business that may result from the past and ongoing public scrutiny of our past distribution, marketing, pricing, disclosure and accounting practices and from our former relationship with Philidor;
•the past and ongoing scrutiny of our legacy business practices, including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York), and any pricing controls or price adjustments that may be sought or imposed on our products as a result thereof;
•pricing decisions that we have implemented, or may in the future elect to implement, such as the Patient Access and Pricing Committee’s commitment that the average annual price increase for our branded prescription pharmaceutical products will be set at no greater than single digits, or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);
•legislative or policy efforts, including those that may be introduced and passed by the U.S. Congress, designed to reduce patient out-of-pocket costs for medicines, which could result in new mandatory rebates and discounts or other pricing restrictions, controls or regulations (including mandatory price reductions);
•ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the "FDA") and the results thereof;
•actions by the FDA or other regulatory authorities with respect to our products or facilities;
•our substantial debt (and potential additional future indebtedness) and current and future debt service obligations, our ability to reduce our outstanding debt levels and the resulting impact on our financial condition, cash flows and results of operations;

•our ability to meet the financial and other covenants contained in our Restated Credit Agreement, senior notes indentures, 2023 Revolving Credit Facility and other current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, our ability to draw under our 2023 Revolving Credit Facility and restrictions on our ability to make certain investments and other restricted payments;
•any default under the terms of our senior notes indentures or Restated Credit Agreement and our ability, if any, to cure or obtain waivers of such default;
•any delay in the filing of any future financial statements or other filings and any default under the terms of our senior notes indentures or Restated Credit Agreement as a result of such delays;
•any downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;
•any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2020 or beyond, including as a result of the impacts of the COVID-19 pandemic on our business and operations, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our Restated Credit Agreement and/or senior notes indentures and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;
•changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;
•the uncertainties associated with the acquisition and launch of new products (such as our recently launched Arazlo™ product), including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;
•our ability or inability to extend the profitable life of our products, including through line extensions and other life-cycle programs;
•our ability to retain, motivate and recruit executives and other key employees;
•our ability to implement effective succession planning for our executives and key employees;
•factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including the success of recently launched products (such as Arazlo™, Bryhali® and Duobrii®), the ability to successfully implement and operate our new cash-pay prescription program for certain of our Ortho Dermatologics branded products, and the ability of such program to achieve the anticipated goals respecting patient access and fulfillment, the approval of pending and pipeline products (and the timing of such approvals), expected geographic expansion, changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;
•factors impacting our ability to achieve anticipated revenues for our products, including changes in anticipated marketing spend on such products and launch of competing products;
•the challenges and difficulties associated with managing a large complex business, which has, in the past, grown rapidly;
•our ability to compete against companies that are larger and have greater financial, technical and human resources than we do, as well as other competitive factors, such as technological advances achieved, patents obtained and new products introduced by our competitors;
•our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, limitations on the way we conduct business imposed by the covenants contained in our Restated Credit Agreement, senior notes indentures and the agreements governing our other indebtedness, and the impacts of the COVID-19 pandemic;

•the extent to which our products are reimbursed by government authorities, pharmacy benefit managers ("PBMs") and other third-party payors; the impact our distribution, pricing and other practices (including as it relates to our current relationship with Walgreen Co. ("Walgreens")) may have on the decisions of such government authorities, PBMs and other third-party payors to reimburse our products; and the impact of obtaining or maintaining such reimbursement on the price and sales of our products;
•the inclusion of our products on formularies or our ability to achieve favorable formulary status, as well as the impact on the price and sales of our products in connection therewith;
•the consolidation of wholesalers, retail drug chains and other customer groups and the impact of such industry consolidation on our business;
•our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;
•the actions of our third-party partners or service providers of research, development, manufacturing, marketing, distribution or other services, including their compliance with applicable laws and contracts, which actions may be beyond our control or influence, and the impact of such actions on our Company, including the impact to the Company of our former relationship with Philidor and any alleged legal or contractual non-compliance by Philidor;
•the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering and operating in new and different geographic markets (including the challenges created by new and different regulatory regimes in such countries and the need to comply with applicable anti-bribery and economic sanctions laws and regulations);
•adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in certain of the countries in which we do business;
•the impact of the United States-Mexico-Canada Agreement (“USMCA”) and any potential changes to other trade agreements;
•the final outcome and impact of Brexit negotiations;
•the trade conflict between the United States and China;
•our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the recent filing by Norwich Pharmaceuticals Inc. (“Norwich”) of its Abbreviated New Drug Application (“ANDA”) for Xifaxan® (rifaximin) 550 mg tablets and the Company’s related lawsuit filed against Norwich in connection therewith);
•the introduction of generic, biosimilar or other competitors of our branded products and other products, including the introduction of products that compete against our products that do not have patent or data exclusivity rights;
•our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis and the difficulties, challenges, time and resources associated with the integration of acquired companies, businesses and products;
•any additional divestitures of our assets or businesses and our ability to successfully complete any such divestitures on commercially reasonable terms and on a timely basis, or at all, and the impact of any such divestitures on our Company, including the reduction in the size or scope of our business or market share, loss of revenue, any loss on sale, including any resultant impairments of goodwill or other assets, or any adverse tax consequences suffered as a result of any such divestitures;
•the expense, timing and outcome of pending or future legal and governmental proceedings, arbitrations, investigations, subpoenas, tax and other regulatory audits, examinations, reviews and regulatory proceedings against us or relating to us and settlements thereof;
•our ability to negotiate the terms of or obtain court approval for the settlement of certain legal and regulatory proceedings;
•our ability to obtain components, raw materials or finished products supplied by third parties (some of which may be single-sourced) and other manufacturing and related supply difficulties, interruptions and delays;
•the disruption of delivery of our products and the routine flow of manufactured goods;

•economic factors over which the Company has no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;
•interest rate risks associated with our floating rate debt borrowings;
•our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements, including the impact of our arrangements with Walgreens;
•our ability to effectively promote our own products and those of our co-promotion partners;
•the success of our fulfillment arrangements with Walgreens, including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, PBMs, third-party payors and governmental agencies), and the continued compliance of such arrangements with applicable laws;
•the acceptance and success of our new cash-pay prescription program for certain of our Ortho Dermatologics branded products;
•our ability to secure and maintain third-party research, development, manufacturing, licensing, marketing or distribution arrangements;
•the risk that our products could cause, or be alleged to cause, personal injury and adverse effects, leading to potential lawsuits, product liability claims and damages and/or recalls or withdrawals of products from the market;
•the mandatory or voluntary recall or withdrawal of our products from the market and the costs associated therewith;
•the availability of, and our ability to obtain and maintain, adequate insurance coverage and/or our ability to cover or insure against the total amount of the claims and liabilities we face, whether through third-party insurance or self-insurance;
•the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the FDA, Health Canada and similar agencies in other countries, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;
•the results of continuing safety and efficacy studies by industry and government agencies;
•the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as other factors impacting the commercial success of our products, which could lead to material impairment charges;
•the results of management reviews of our research and development portfolio (including following the receipt of clinical results or feedback from the FDA or other regulatory authorities), which could result in terminations of specific projects which, in turn, could lead to material impairment charges;
•the seasonality of sales of certain of our products;
•declines in the pricing and sales volume of certain of our products that are distributed or marketed by third parties, over which we have no or limited control;
•compliance by the Company or our third-party partners and service providers (over whom we may have limited influence), or the failure of our Company or these third parties to comply, with health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and business practices (including with respect to pricing), worldwide anti-bribery laws (including the U.S. Foreign Corrupt Practices Act and the Canadian Corruption of Foreign Public Officials Act), worldwide economic sanctions and/or export laws, worldwide environmental laws and regulation and privacy and security regulations;
•the impacts of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Care Reform Act”) and potential amendment thereof and other legislative and regulatory health care reforms in the countries in which we operate, including with respect to recent government inquiries on pricing;
•the impact of any changes in or reforms to the legislation, laws, rules, regulation and guidance that apply to the Company and its business and products or the enactment of any new or proposed legislation, laws, rules, regulations or guidance that will impact or apply to the Company or its businesses or products;

•the impact of changes in federal laws and policy under consideration by the Trump administration and Congress, including the effect that such changes will have on fiscal and tax policies, the potential revision of all or portions of the Health Care Reform Act, international trade agreements and policies and policy efforts designed to reduce patient out-of-pocket costs for medicines (which could result in new mandatory rebates and discounts or other pricing restrictions);
•illegal distribution or sale of counterfeit versions of our products;
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020, risks in Item 1A. “Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on May 7, 2020, and risks detailed from time to time in our other filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020, under Item 1A. “Risk Factors”, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on May 7, 2020, under Item 1A. “Risk Factors” of Part II, and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as indicated below under “— Interest Rate Risk”, and under 1A. “Risk Factors” of Part II of this Form 10-Q, there have been no material changes to our exposures to market risks as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and the CSA on February 19, 2020.
Interest Rate Risk
As of June 30, 2020, we had $18,245 million and $4,698 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1,500 million principal amount of issued fixed rate debt that requires repayment in euros. The estimated fair value of our issued fixed rate debt as of June 30, 2020, including the foreign currency-denominated debt, was $20,368 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $722 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $522 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $47 million in our Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal controls over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 18, "LEGAL PROCEEDINGS" of notes to the unaudited interim Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and the CSA on February 19, 2020, as supplemented by risk factors disclosed in Item 1A. “Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC and CSA on May 7, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended June 30, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

4.1
Indenture, dated as of May 26, 2020, by and among Bausch Health Companies Inc., the guarantors party thereto and The Bank of New York Mellon, as trustee, originally filed as Exhibit 4.1 on the Company’s Current Report on Form 8-K filed on May 26, 2020, which is incorporated by reference herein.

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

Bausch Health Companies Inc. (Registrant)

Date:	August 6, 2020	/s/ JOSEPH C. PAPA
Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date:	August 6, 2020	/s/ PAUL S. HERENDEEN
Paul S. Herendeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
4.1
Indenture, dated as of May 26, 2020, by and among Bausch Health Companies Inc., the guarantors party thereto and The Bank of New York Mellon, as trustee, originally filed as Exhibit 4.1 on the Company’s Current Report on Form 8-K filed on May 26, 2020, which is incorporated by reference herein.

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