Form 10-Q
period 2020-09-30
Bausch Health Companies Inc.
filed 2020-11-03
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 355,151,002 shares outstanding as of October 29, 2020.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of September 30, 2020.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, product development and future performance and results of current and anticipated products; anticipated revenues for our products; anticipated growth in our Ortho Dermatologics business; expected research and development ("R&D") and marketing spend; our expected primary cash and working capital requirements for 2020 and beyond; the Company's plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to meet the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement"), and senior notes indentures; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic; and the Company’s plan to separate its eye-health business, including the structure and timing of completing such separation transaction.
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
•with respect to the proposed separation of the Company’s eye-health business, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the separation transaction, the expected timing of completion of the separation transaction and its terms, the Company’s ability to complete the separation transaction considering the various conditions to the completion of the separation transaction (some of which are outside the Company’s control, including conditions related to regulatory matters and a possible shareholder vote, if applicable), that market or other conditions are no longer favorable to completing the transaction, that any shareholder, stock exchange, regulatory or other approval (if required) is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of or following the separation transaction, diversion of management time on the separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from either or both of the Canada Revenue Agency and the Internal Revenue Service will be sought or obtained), potential dissynergy costs resulting from the separation transaction, the impact of the separation transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business;
•the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York, the investigation order issued by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), a number of pending non-class securities litigations (including certain pending opt-out actions in the U.S. related to the recently settled securities class action, (which is subject to final court approval, and remains subject to the risk and uncertainty that the U.S. District Court for the District of New Jersey may not approve the $1,210 million settlement agreement)) and certain opt-out actions in Canada relating to the recently settled class action in Canada (which is subject to court approval) and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;
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
•the uncertainties associated with the acquisition and launch of new products, including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;
•our ability or inability to extend the profitable life of our products, including through line extensions and other life-cycle programs;
•our ability to retain, motivate and recruit executives and other key employees;
•our ability to implement effective succession planning for our executives and key employees;
•factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including the success of recently launched products (such as Arazlo®, Bryhali® and Duobrii®), the ability to successfully implement and operate our new cash-pay prescription program for certain of our Ortho Dermatologics branded products, and the ability of such program to achieve the anticipated goals respecting patient access and fulfillment, the approval of pending and pipeline products (and the timing of such approvals), expected geographic expansion, changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;
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
•our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the filing by Norwich Pharmaceuticals Inc. (“Norwich”) of its Abbreviated New Drug Application (“ANDA”) for Xifaxan® (rifaximin) 550 mg tablets and the Company’s related lawsuit filed against Norwich in connection therewith);
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

•the impact of changes in federal laws and policy that may be undertaken following the election of the next administration;
•illegal distribution or sale of counterfeit versions of our products;
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020, risks in Item 1A. “Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on May 7, 2020, risks in Item 1A. “Risk Factors” of Part II of this Form 10-Q and risks detailed from time to time in our other filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020, under Item 1A. “Risk Factors”, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on May 7, 2020, under Item 1A. “Risk Factors” of Part II, under Item 1A. “Risk Factors” of Part II of this Form 10-Q and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$977	$3,243
Restricted cash	1,011	1
Trade receivables, net	1,733	1,839
Inventories, net	1,224	1,107
Prepaid expenses and other current assets	726	779
Total current assets	5,671	6,969
Property, plant and equipment, net	1,550	1,466
Intangible assets, net	8,923	10,201
Goodwill	13,160	13,126
Deferred tax assets, net	1,913	1,690
Other non-current assets	345	411
Total assets	$31,562	$33,863
Liabilities
Current liabilities:
Accounts payable	$379	$503
Accrued and other current liabilities	4,353	4,511
Current portion of long-term debt and other	—	1,234
Total current liabilities	4,732	6,248
Acquisition-related contingent consideration	275	262
Non-current portion of long-term debt	24,343	24,661
Deferred tax liabilities, net	650	705
Other non-current liabilities	907	851
Total liabilities	30,907	32,727
Commitments and contingencies (Note 18)
Equity
Common shares, no par value, unlimited shares authorized, 355,026,950 and 352,562,636 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	10,219	10,172
Additional paid-in capital	435	429
Accumulated deficit	(7,860)	(7,452)
Accumulated other comprehensive loss	(2,207)	(2,086)
Total Bausch Health Companies Inc. shareholders’ equity	587	1,063
Noncontrolling interest	68	73
Total equity	655	1,136
Total liabilities and equity	$31,562	$33,863
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Product sales	$2,111	$2,180	$5,734	$6,291
Other revenues	27	29	80	86
	2,138	2,209	5,814	6,377
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	578	571	1,565	1,675
Cost of other revenues	12	13	39	40
Selling, general and administrative	572	648	1,731	1,886
Research and development	103	123	333	357
Amortization of intangible assets	391	475	1,263	1,452
Asset impairments	2	33	17	49
Restructuring, integration and separation costs	2	4	13	28
Acquisition-related contingent consideration	2	3	26	2
Other expense, net	16	10	146	15
	1,678	1,880	5,133	5,504
Operating income	460	329	681	873
Interest income	2	2	11	9
Interest expense	(374)	(406)	(1,155)	(1,221)
Loss on extinguishment of debt	—	—	(51)	(40)
Foreign exchange and other	(13)	9	(26)	12
Income (loss) before (provision for) benefit from income taxes	75	(66)	(540)	(367)
(Provision for) benefit from income taxes	(5)	18	133	101
Net income (loss)	70	(48)	(407)	(266)
Net loss (income) attributable to noncontrolling interest	1	(1)	—	(6)
Net income (loss) attributable to Bausch Health Companies Inc.	$71	$(49)	$(407)	$(272)

Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.20	$(0.14)	$(1.15)	$(0.77)
Diluted	$0.20	$(0.14)	$(1.15)	$(0.77)

Weighted-average common shares
Basic	355.6	352.4	354.7	351.9
Diluted	357.8	352.4	354.7	351.9
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$70	$(48)	$(407)	$(266)
Other comprehensive income (loss)
Foreign currency translation adjustment	20	(97)	(118)	(20)
Pension and postretirement benefit plan adjustments, net of income taxes	(1)	—	(2)	(1)
Other comprehensive income (loss)	19	(97)	(120)	(21)
Comprehensive income (loss)	89	(145)	(527)	(287)
Comprehensive (income) loss attributable to noncontrolling interest	(2)	1	(1)	(4)
Comprehensive income (loss) attributable to Bausch Health Companies Inc.	$87	$(144)	$(528)	$(291)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders' Equity
	Common Shares				Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity
	Three Months Ended September 30, 2020
Balances, July 1, 2020	354.9	$10,217	$411	$(7,931)	$(2,223)	$474	$72	$546
Common shares issued under share-based compensation plans	0.1	2	(2)	—	—	—	—	—
Share-based compensation	—	—	27	—	—	27	—	27
Employee withholding taxes related to share-based awards	—	—	(1)	—	—	(1)	—	(1)
Noncontrolling interest distributions	—	—	—	—	—	—	(6)	(6)
Net income (loss)	—	—	—	71	—	71	(1)	70
Other comprehensive income	—	—	—	—	16	16	3	19
Balances, September 30, 2020	355.0	$10,219	$435	$(7,860)	$(2,207)	$587	$68	$655

	Three Months Ended September 30, 2019
Balances, July 1, 2019	352.2	$10,165	$384	$(5,887)	$(2,061)	$2,601	$87	$2,688
Common shares issued under share-based compensation plans	0.2	3	(3)	—	—	—	—	—
Share-based compensation	—	—	26	—	—	26	—	26
Employee withholding taxes related to share-based awards	—	—	(1)	—	—	(1)	—	(1)
Noncontrolling interest distributions	—	—	—	—	—	—	(8)	(8)
Net (loss) income	—	—	—	(49)	—	(49)	1	(48)
Other comprehensive loss	—	—	—	—	(95)	(95)	(2)	(97)
Balances, September 30, 2019	352.4	$10,168	$406	$(5,936)	$(2,156)	$2,482	$78	$2,560

	Nine Months Ended September 30, 2020
Balances, January 1, 2020	352.6	$10,172	$429	$(7,452)	$(2,086)	$1,063	$73	$1,136
Effect of application of new accounting standard: financial instruments - credit losses	—	—	—	(1)	—	(1)	—	(1)
Common shares issued under share-based compensation plans	2.4	47	(45)	—	—	2	—	2
Share-based compensation	—	—	81	—	—	81	—	81
Employee withholding taxes related to share-based awards	—	—	(30)	—	—	(30)	—	(30)
Noncontrolling interest distributions	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	(407)	—	(407)	—	(407)
Other comprehensive (loss) income	—	—	—	—	(121)	(121)	1	(120)
Balances, September 30, 2020	355.0	$10,219	$435	$(7,860)	$(2,207)	$587	$68	$655

	Nine Months Ended September 30, 2019
Balances, January 1, 2019	349.9	$10,121	$413	$(5,664)	$(2,137)	$2,733	$82	$2,815
Common shares issued under share-based compensation plans	2.5	47	(44)	—	—	3	—	3
Share-based compensation	—	—	77	—	—	77	—	77
Employee withholding taxes related to share-based awards	—	—	(40)	—	—	(40)	—	(40)
Noncontrolling interest distributions	—	—	—	—	—	—	(8)	(8)
Net (loss) income	—	—	—	(272)	—	(272)	6	(266)
Other comprehensive loss	—	—	—	—	(19)	(19)	(2)	(21)
Balances, September 30, 2019	352.4	$10,168	$406	$(5,936)	$(2,156)	$2,482	$78	$2,560
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(407)	$(266)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	1,397	1,583
Amortization and write-off of debt premiums, discounts and issuance costs	45	49
Asset impairments	17	49
Acquisition-related contingent consideration	26	2
Allowances for losses on trade receivable and inventories	52	46
Deferred income taxes	(213)	(233)
Gain on sale of assets	(1)	(10)
Additions to accrued legal settlements	147	12
Payments of accrued legal settlements	(82)	(4)
Share-based compensation	81	77
Foreign exchange loss	14	8
Gain excluded from hedge effectiveness	(17)	(3)
Loss on extinguishment of debt	51	40
Payments of contingent consideration adjustments, including accretion	—	(1)
Other	(7)	30
Changes in operating assets and liabilities:
Trade receivables	67	110
Inventories	(178)	(205)
Prepaid expenses and other current assets	11	16
Accounts payable, accrued and other liabilities	(286)	(33)
Net cash provided by operating activities	717	1,267
Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	—	(180)
Purchases of property, plant and equipment	(222)	(192)
Payments for intangible and other assets	(3)	(1)
Purchases of marketable securities	(3)	(8)
Proceeds from sale of marketable securities	7	3
Proceeds from sale of assets and businesses, net of costs to sell	21	44
Interest settlements from cross-currency swaps	23	—
Net cash used in investing activities	(177)	(334)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	1,476	3,238
Repayments of long-term debt	(3,162)	(3,956)
Proceeds from the issuances of short-term debt	1	12
Repayments of short-term debt	(1)	(12)
Payments of employee withholding taxes related to share-based awards	(30)	(40)
Payments of acquisition-related contingent consideration	(30)	(27)
Payments of financing costs	(39)	(26)
Other	(6)	(1)
Net cash used in financing activities	(1,791)	(812)
Effect of exchange rate changes on cash and cash equivalents	(5)	(17)
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,256)	104
Cash and cash equivalents and restricted cash, beginning of period	3,244	723
Cash and cash equivalents and restricted cash, end of period	$1,988	$827
Cash and cash equivalents	$977	$825
Restricted cash, current	1,011	2
Cash and cash equivalents and restricted cash, end of period	$1,988	$827
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
Separation of the Bausch + Lomb Eye-Health Business
On August 6, 2020, the Company announced that it intends to separate its eye-health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc. (the “Separation”). The Separation will establish two separate companies that include: (i) a fully integrated eye-health company which will consist of the Company’s Bausch + Lomb Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmic Rx businesses and (ii) a diversified pharmaceutical company which will include the Company’s Salix, International Rx, Solta, neurology and medical dermatology pharmaceutical businesses. The anticipated separation is subject to regulatory approvals and certain conditions, including final approval by the Company’s Board of Directors and any shareholder vote requirements that may be applicable. These unaudited Consolidated Financial Statements do not include any adjustments to give effect to the Separation.
The Company has begun addressing the internal organizational design and structure of the new entity which it anticipates having substantially completed in late 2021. Management is also exploring various capitalization structures and the form of the Separation transaction in order to properly capitalize both entities post-separation. As of the date of the issuance of these financial statements, the Company is in the planning phase of the Separation. As such, there are considerations, approvals and conditions that will determine the ultimate timing and structure of the Separation and there can be no assurance that a transaction will occur.
Impacts of COVID-19 Pandemic
The unprecedented nature of the COVID-19 pandemic has adversely impacted the global economy. The COVID-19 pandemic and the rapidly evolving reactions of governments, private sector participants and the public in an effort to contain the spread of the COVID-19 virus and/or address its impacts have intensified and have had significant direct and indirect effects on businesses and commerce. This includes, but is not limited to, disruption to supply chains, employee base and transactional activity, facilities closures and production suspensions. The COVID-19 pandemic has also significantly increased demand for certain goods and services, such as pandemic-related medical services and supplies, alongside decreased demand for others, such as retail, hospitality, elective medical procedures and travel.
The extent to which these events may continue to impact the Company's business, financial condition, cash flows and results of operations, in particular, will depend on future developments which are highly uncertain and many of which are outside the Company's control. Such developments include the ultimate geographic spread and duration of the pandemic, the extent and duration of a resurgence, if any, new information concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have a significant adverse effect on the Company's business, financial condition, cash flows and results of operations.
To date, the Company has been able to continue its operations with limited disruptions in supply and manufacturing. Although it is difficult to predict the broad macroeconomic effects that the COVID-19 pandemic will have on industries or individual companies, the Company has assessed the possible effects and outcomes of the pandemic on, among other things, its supply chain, customers and distributors, discounts and rebates, employee base, product sustainability, research and development efforts, product pipeline and consumer demand and currently believes that its estimates are reasonable.
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
In March 2020, the FASB issued guidance providing optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform.  Optional expedients are provided for contract modification accounting within the areas of receivables, debt, leases, derivatives and hedging. The optional amendments are effective for all entities as of March 12, 2020, through December 31, 2022. During the nine months ended September 30, 2020, the Company has not entered into any contract modifications in which the optional expedients were applied.  However, if prior to December 31, 2022 the Company enters into a contract modification in which the optional expedients are applied, the Company will evaluate the impact of adoption of this guidance on its financial position, results of operations and cash flows.
Recently Issued Accounting Standards, Not Adopted as of September 30, 2020
In August 2018, the FASB issued guidance modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The guidance is effective for annual periods ending after December 15, 2020, with early adoption permitted.  The Company is evaluating the impact of adoption of this guidance on its disclosures.

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
The Company continually monitors its variable consideration provisions and evaluates the estimates used as additional information becomes available. Adjustments will be made to these provisions periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company is required to make subjective judgments based primarily on its evaluation of current market conditions and trade inventory levels related to the Company's products. These judgments include the potential impact of the COVID-19 pandemic on, among other things, unemployment and related changes in customer health insurance levels, customer behaviors during the COVID-19 pandemic and government stimulus bills that focus on ensuring availability and access to lifesaving drugs during a public health crisis. This evaluation may result in an increase or decrease in the experience rate that is applied to current and future sales, or require an adjustment related to past sales, or both. If the trend in actual amounts of variable consideration varies from the Company’s prior estimates, the Company adjusts these estimates when such trend is believed to be sustainable. At that time, the Company would record the necessary adjustments which would affect net product revenue and earnings reported in the current period.
Over the last several years, the Company increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving sales return experience, primarily related to branded and generic products. Sales return provisions for the nine months ended September 30, 2020 and 2019 were $71 million and $50 million, respectively, and includes reductions in variable consideration for sales return provisions related to past sales of approximately $38 million and $80 million for the three months ended September 30, 2020 and 2019, respectively.

The following tables present the activity and ending balances of the Company’s variable consideration provisions for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30, 2020
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2020	$182	$691	$927	$168	$82	$2,050
Current period provisions	457	71	1,587	1,433	149	3,697
Payments and credits	(454)	(185)	(1,605)	(1,451)	(150)	(3,845)
Reserve balances, September 30, 2020	$185	$577	$909	$150	$81	$1,902
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $33 million and $29 million as of September 30, 2020 and January 1, 2020, respectively, which are reflected as a reduction of Trade receivables, net in the Consolidated Balance Sheets. Included as a reduction of Distribution Fees in the table above are price appreciation credits of approximately $4 million during the nine months ended September 30, 2020.

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
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $26 million and $26 million as of September 30, 2019 and January 1, 2019, respectively. There were no price appreciation credits during the nine months ended September 30, 2019.
Contract Assets and Contract Liabilities
There are no contract assets for any period presented. Contract liabilities consist of deferred revenue, the balance of which is not material to any period presented.
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors.  Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the nine months ended September 30, 2020 is as follows.

(in millions)
Balance, December 31, 2019	$48
Retrospective effect of application of new accounting standard	1
Provision	7
Write-offs	(3)
Recoveries	1
Foreign exchange and other	(1)
Balance, September 30, 2020	$53

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
Revenue and Operating Results
Revenues associated with the acquired assets of Synergy during the period March 6, 2019 through December 31, 2019 were $55 million. Operating results associated with the acquired assets of Synergy during the period March 6, 2019 through December 31, 2019 and pro-forma revenues and operating results for the nine months ended September 30, 2019 and the year 2019 were not material. Included in Other expense, net during the nine months ended September 30, 2019 are acquisition-related costs of $8 million directly related to the acquisition of certain assets of Synergy, which include expenditures for advisory, legal, valuation, accounting and other similar services.
Option to Purchase All Ophthalmology Assets of Allegro Ophthalmics, LLC ("Allegro")
On September 21, 2020, the Company announced that it entered into an agreement to acquire an option to purchase all of the ophthalmology assets of Allegro (the "Option"), a privately held biopharmaceutical company focused on the development of therapies that regulate integrin functions for the treatment of ocular diseases. Among the assets to be acquired if the Option is exercised, is the worldwide rights to risuteganib (Luminate®), Allegro's lead investigational compound in retina, which is believed to simultaneously act on the angiogenic, inflammatory and mitochondrial metabolic pathways implicated in diseases such as intermediate dry Age-related Macular Degeneration ("AMD"). A U.S. Phase 2a study with risuteganib in intermediate dry AMD met its primary endpoint of vision recovery and Phase 3 testing is in the planning stages. The aggregate payments to acquire the Option are $50 million and include an upfront payment of $10 million and a second payment of $40 million should Allegro raise additional funding. During the three months ended September 30, 2020, the Company made and expensed the upfront payment of $10 million as acquired in-process research and development ("IPR&D") included in Other expense, net. If the Option is exercised, additional payments to acquire all ophthalmology assets of Allegro will be due.
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
Assets Held for Sale
In 2019, the Company identified certain products in the Bausch + Lomb/International segment and one product in the Diversified Products segment for disposal. The products and the related assets and liabilities of this disposal group qualified as a business. Revenues associated with this business were $14 million and $19 million for the years 2019 and 2018, respectively. The carrying value of the business, including inventories, intangible assets, goodwill and deferred income taxes, was adjusted to its estimated fair value less costs to sell and reclassified as held for sale as of September 30, 2019 and an impairment of $8 million associated with this business was recognized during the three months ended September 30, 2019. As a result of changing business dynamics, during the three months ended March 31, 2020, the Company decided not to sell these assets and reclassified $39 million of held for sale assets as assets held and used at their respective fair values at the date of the decision not to sell. This reclassification did not impact the Consolidated Statement of Operations for the nine months ended September 30, 2020.
5.RESTRUCTURING, INTEGRATION AND SEPARATION COSTS
Restructuring and integration costs
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs are expenses associated with the implementation of these cost savings programs and include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. The liability associated with restructuring and integration costs as of September 30, 2020 was $25 million.
During the nine months ended September 30, 2020, the Company incurred $12 million of restructuring and integration costs. These costs included: (i) $7 million of facility closure costs and (ii) $5 million of severance costs. The Company made payments of $14 million for the nine months ended September 30, 2020.
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
Separation costs and separation-related costs
The Company has incurred, and will incur, costs associated with activities to effectuate the Separation. These activities include: (i) separating the eye-health business from the remainder of the Company and (ii) registering the eye-health business as an independent publicly traded entity. Separation costs are incremental costs directly related to the Separation and include, but are not limited to: (i) legal, audit and advisory fees, (ii) employee hiring, relocation and travel costs and (iii) costs associated with establishing a new board of directors and audit committee. Included in Restructuring, integration and separation costs for the three and nine months ended September 30, 2020 is $1 million of separation costs.
The Company has also incurred, and will incur, separation-related costs which are incremental costs indirectly related to the Separation. Separation-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. Included in Selling, general and administrative expenses for the three and nine months ended September 30, 2020 is $4 million of separation-related costs.
The Company is in the planning phase of the Separation and the extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
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

	September 30, 2020				December 31, 2019
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$423	$393	$30	$—	$2,696	$2,646	$50	$—
Restricted cash	$1,011	$1,011	$—	$—	$1	$1	$—	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$—	$—	$—	$—
Liabilities:
Acquisition-related contingent consideration	$312	$—	$—	$312	$316	$—	$—	$316
Cross-currency swaps	$18	$—	$18	$—	$13	$—	$13	$—
Foreign currency exchange contracts	$2	$—	$2	$—	$—	$—	$—	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
As of September 30, 2020, Restricted cash includes $1,010 million of payments into an escrow fund under the terms of a settlement agreement regarding certain U.S. securities litigation, subject to final court approval, and is reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to its short-term nature. These payments will remain in escrow until final approval of the settlement as discussed in Note 18, "LEGAL PROCEEDINGS".
There were no transfers into or out of Level 3 during the nine months ended September 30, 2020.
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
The Company’s cross-currency swaps qualify for and have been designated as an accounting hedge of the foreign currency exposure of a net investment in a foreign operation and are remeasured at each reporting date to reflect changes in their fair values. The fair value is determined via a mark-to-market analysis, using observable (Level 2) inputs. These inputs may include: (i) the foreign currency exchange spot rate between the euro and U.S. dollar, (ii) the interest rate yield curves in the euro and U.S. dollar and (iii) the credit risk rating for each applicable counterparty. The net change in fair value of cross-currency swaps is reported as a gain or loss in the Consolidated Statements of Comprehensive Income (Loss) as part of Foreign currency translation adjustment to the extent they are effective and remain in Accumulative other comprehensive loss until either the sale or complete, or substantially complete, liquidation of the subsidiary. No portion of the cross-currency swaps were ineffective for the nine months ended September 30, 2020 and 2019. The Company uses the spot method of assessing hedge effectiveness. The Company has elected to amortize amounts excluded from the assessment of effectiveness over the term of its cross-currency swaps as Interest expense in the Consolidated Statements of Operations.
The fair value of the Company’s cross-currency swaps liability as of September 30, 2020 and December 31, 2019 was $18 million and $13 million, respectively. Included in Other non-current liabilities is $21 million and $22 million of cross-currency swaps and included in Prepaid expenses and other current assets is $3 million and $9 million of earned interest within the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.

The following table presents the effect of hedging instruments on the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
(Loss) Gain recognized in Other comprehensive income (loss)	$(54)	$5	$1	$5
Gain excluded from assessment of hedge effectiveness	$6	$3	$17	$3
Location of gain of excluded component	Interest Expense		Interest Expense
Settlement of the Company's cross-currency swaps occur in February and August each year. During the nine months ended September 30, 2020, the Company received $23 million in settlements which are reported as investing activities in the Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
During the nine months ended September 30, 2020, the Company entered into foreign currency exchange contracts, with an aggregate notional amount of $187 million. The Company had no foreign currency exchange contracts during 2019.
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
The fair value of the Company's foreign currency exchange contracts liability as of September 30, 2020 was $1 million. Included in Accrued and other current liabilities are $2 million and included in Prepaid expenses and other current assets are $1 million of foreign currency exchange contracts within the Consolidated Balance Sheets. During the three and nine months ended September 30, 2020, the net change in fair value was $0 and a loss of $1 million, respectively. Settlements of the Company's foreign currency exchange contracts are reported as a gain or loss in the Consolidated Statements of Operations as part of Foreign exchange and other and reported as operating activities in the Consolidated Statements of Cash Flows. During the nine months ended September 30, 2020, the Company reported a realized loss of $1 million related to settlements of the Company's foreign currency exchange contracts.
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At September 30, 2020, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 5% to 25%, and a weighted average risk-adjusted discount rate of 8%. The weighted average risk-adjusted discount rate was calculated by weighting each contract's relative fair value at September 30, 2020.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in millions)	2020		2019
Balance, beginning of period		$316		$339
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$17		$16
Fair value adjustments due to changes in estimates of other future payments	9		(14)
Acquisition-related contingent consideration		26		2
Payments		(30)		(28)
Balance, end of period		312		313
Current portion included in Accrued and other current liabilities		37		46
Non-current portion		$275		$267
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a non-recurring basis:

	September 30, 2020				December 31, 2019
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Other non-current assets:
Non-current assets held for sale	$—	$—	$—	$—	$39	$—	$—	$39
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
Fair Value of Long-term Debt
The fair value of long-term debt as of September 30, 2020 and December 31, 2019 was $25,258 million and $27,520 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net of allowances for obsolescence consist of:

(in millions)	September 30, 2020	December 31, 2019
Raw materials	$339	$319
Work in process	159	149
Finished goods	726	639
	$1,224	$1,107

8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	September 30, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$21,057	$(14,673)	$6,384	$21,011	$(13,544)	$7,467
Corporate brands	921	(388)	533	930	(338)	592
Product rights/patents	3,295	(3,013)	282	3,297	(2,887)	410
Partner relationships	164	(163)	1	166	(165)	1
Technology and other	207	(195)	12	209	(189)	20
Total finite-lived intangible assets	25,644	(18,432)	7,212	25,613	(17,123)	8,490
Acquired IPR&D not in service	13	—	13	13	—	13
Bausch + Lomb Trademark	1,698	—	1,698	1,698	—	1,698
	$27,355	$(18,432)	$8,923	$27,324	$(17,123)	$10,201
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
Asset impairments for the nine months ended September 30, 2020 were $17 million and include impairments of: (i) $16 million, in aggregate, due to decreases in forecasted sales of certain product lines and (ii) $1 million, in aggregate, related to the discontinuance of certain product lines not aligned with the focus of the Company's core businesses.
Asset impairments for the nine months ended September 30, 2019 were $49 million and include impairments of: (i) $38 million reflecting decreases in forecasted sales of certain product lines due to generic competition and other factors, (ii) $8 million related to assets being classified as held for sale and (iii) $3 million due to the discontinuance of specific product lines not aligned with the focus of the Company's core businesses.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2020 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2020	2021	2022	2023	2024	2025	Thereafter	Total
Amortization	$380	$1,410	$1,227	$1,055	$925	$821	$1,394	$7,212
Goodwill
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2020 and the year ended December 31, 2019 were as follows:

(in millions)	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total
Balance, January 1, 2019	$5,805	$3,156	$1,267	$2,914	$13,142
Acquisition of certain assets of Synergy	—	3	—	—	3
Goodwill reclassified to assets held for sale (Note 4)	(18)	—	—	—	(18)
Foreign exchange and other	(1)	—	—	—	(1)
Balance, December 31, 2019	5,786	3,159	1,267	2,914	13,126
Assets held for sale reclassified to goodwill (Note 4)	18	—	—	—	18
Foreign exchange and other	16	—	—	—	16
Balance, September 30, 2020	$5,820	$3,159	$1,267	$2,914	$13,160

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
2020 Interim Goodwill Impairment Assessments
In response to the COVID-19 pandemic, the Company has taken actions to protect its employees, customers and other stakeholders and mitigate the negative impact of the COVID-19 pandemic on its operations and operating results. These and additional actions can increase the costs of doing business during the pandemic and, in the periods that follow, may include the costs of idling and reopening certain facilities in affected areas. Further, social restrictions and other precautionary measures taken by customers, health care patients and consumers in response to the pandemic are expected to impact the timing and amount of revenues during the COVID-19 pandemic. Although the Company's revenues for the nine months ended September 30, 2020 were less than those forecasted on the date goodwill was last tested for impairment (October 1, 2019) and additional pandemic-related declines in revenues may occur for the remainder of 2020, there are no indications that these trends are materially related to developments other than the COVID-19 pandemic.
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
During the pandemic, the public has been advised to engage in certain "social restrictions" such as: (i) remaining at home or shelter-in-place, (ii) limiting social interaction, (iii) closing non-essential businesses and (iv) postponing certain surgical and elective medical procedures in order to prioritize/conserve available health care resources. During the three months ended March 31, 2020, these factors negatively impacted, most notably, the revenues of the Company's Global Vision Care and Global Surgical businesses in Asia where the COVID-19 pandemic originated. Beginning in March 2020, and throughout most of the second quarter of 2020, the Company experienced steeper declines in these revenues and the revenues of other businesses as social restrictions expanded worldwide, particularly in the U.S. and Europe. Social restrictions negatively impacted the Company's revenues for contact lenses, intraocular lenses, medical devices, surgical systems and certain pre- and post-operative eye-medications of its Global Ophtho Rx business, medical aesthetics and therapeutic products of its Global Solta business, and certain branded pharmaceutical products of its Salix, Ortho Dermatologics and Dentistry businesses, as the offices of many health care providers were closed and certain surgeries and elective medical procedures were deferred.
The Company’s revenues for the nine months ended September 30, 2020 were negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic earlier in the year. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize. Presuming there is no material resurgence of the COVID-19 virus, the Company anticipates an ongoing, gradual global recovery from the macroeconomic and health care impacts of the pandemic that occurred during the first-half of 2020. The Company therefore believes that its revenues for the year 2020 will be most impacted by the COVID-19 pandemic in its second quarter, although the Company experienced additional COVID-19 pandemic related declines in the year-over-year revenues in its third quarter, and expects additional COVID-19 pandemic related declines in the fourth quarter of 2020, in many of its businesses and geographies. Presuming any reenactment of social restrictions is not significant, the Company anticipates that its affected businesses could possibly return to pre-pandemic levels as early as late 2020 or in 2021. However, the rates of recovery for each business will vary by geography and will be dependent upon government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus and other actions taken in response to the COVID-19 pandemic.
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
Neuro and Other Reporting Unit
Management believed that based on its qualitative assessments as of March 31, 2020, June 30, 2020 and September 30, 2020, it was more likely than not that the carrying amount of the Neuro and Other reporting unit was less than its fair value and, therefore, concluded a quantitative assessment was not required at March 31, 2020, June 30, 2020 and September 30, 2020.
Ortho Dermatologics Reporting Unit
During the three months ended March 31, 2020, the operating results for the Ortho Dermatologics reporting unit were less than those forecasted at October 1, 2019 for that period. As part of its qualitative assessment as of March 31, 2020, the Company revised its forecasts for the year 2020, for among other matters, the lower than originally forecasted operating results for the three months ended March 31, 2020 and the range of potential impacts of the COVID-19 pandemic, including longer than expected launch cycles for certain new products. Management believed that the revisions to its forecasts for the year 2020 were indicators that there was less headroom as of March 31, 2020 as compared to the headroom calculated on the date goodwill was last tested for impairment (October 1, 2019). Therefore, a quantitative test for the Ortho Dermatologics reporting unit was performed at March 31, 2020. Based on the quantitative test, the fair value of the Ortho Dermatologics reporting unit continued to be greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit at March 31, 2020.
During the three months ended June 30, 2020, the Company identified certain Ortho Dermatologics’ products that were experiencing longer launch cycles than originally anticipated due to the COVID-19 pandemic and, as a direct result, took actions to mitigate the impact of these matters, including right-sizing its Ortho Dermatologics’ sales force. As part of its qualitative assessment as of June 30, 2020, the Company revised its long-term forecasts for, among other matters, the decrease in forecasted revenues of the identified products, the reduction in sales force and related costs and a range of potential impacts of COVID-19 pandemic related matters. Management believes that these events are indicators that there is less headroom as of June 30, 2020 as compared to the headroom calculated on the date goodwill was last tested for impairment (March 31, 2020). Therefore, a quantitative test for the Ortho Dermatologics reporting unit was performed. The quantitative test utilized the Company's most recent cash flow projections, including a range of potential outcomes, along with a long-term growth rate of 2.0% and a range of discount rates between 9.5% and 10.0%. Based on the quantitative test, the fair value of the Ortho Dermatologics reporting unit was 10% to 15% greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit at June 30, 2020.
Management believed that based on its qualitative assessments as of September 30, 2020, it was more likely than not that the carrying amount of the Ortho Dermatologics reporting unit was less than its fair value and, therefore, concluded a quantitative assessment was not required at September 30, 2020.
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
No other events occurred or circumstances changed during the period October 1, 2019 (the date goodwill was last tested for impairment) through September 30, 2020 that indicate it is more likely than not the fair value of any reporting unit, other than the Ortho Dermatologics reporting unit may be below its carrying value. The Company will perform its annual impairment test as of October 1, 2020. In addition, the Company expects to realign and begin managing its operations in a manner consistent with the organizational structure of the two separate entities as proposed by the Separation during the first quarter of 2021, and as a result the Company may need to perform an impairment test upon realignment of its operating segments.
Accumulated goodwill impairment charges through September 30, 2020 were $3,711 million.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	September 30, 2020	December 31, 2019
Legal matters and related fees	$1,462	$1,397
Product rebates	876	898
Product returns	577	691
Interest	375	305
Employee compensation and benefit costs	300	304
Income taxes payable	149	196
Other	614	720
	$4,353	$4,511

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		September 30, 2020		December 31, 2019
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2023 Revolving Credit Facility	June 2023	$—	$—	$—	$—
June 2025 Term Loan B Facility	June 2025	3,498	3,414	3,869	3,768
November 2025 Term Loan B Facility	November 2025	1,200	1,185	1,275	1,257
Senior Secured Notes:
6.50% Secured Notes	March 2022	—	—	1,250	1,242
7.00% Secured Notes	March 2024	2,000	1,986	2,000	1,983
5.50% Secured Notes	November 2025	1,750	1,735	1,750	1,733
5.75% Secured Notes	August 2027	500	494	500	493
Senior Unsecured Notes:
5.50%	March 2023	284	283	402	400
5.875%	May 2023	99	99	1,448	1,441
4.50% euro-denominated debt	May 2023	1,758	1,752	1,682	1,674
6.125%	April 2025	3,250	3,233	3,250	3,230
9.00%	December 2025	1,500	1,477	1,500	1,473
9.25%	April 2026	1,500	1,486	1,500	1,484
8.50%	January 2027	1,750	1,755	1,750	1,756
7.00%	January 2028	750	741	750	741
5.00%	January 2028	1,250	1,235	1,250	1,234
6.25%	February 2029	1,500	1,480	—	—
7.25%	May 2029	750	741	750	740
5.25%	January 2030	1,250	1,235	1,250	1,234
Other	Various	12	12	12	12
Total long-term debt and other		$24,601	24,343	$26,188	25,895
Less: Current portion of long-term debt and other			—		1,234
Non-current portion of long-term debt			$24,343		$24,661
Covenant Compliance
The Senior Secured Credit Facilities (as defined below) and the indentures governing the Senior Secured Notes and Senior Unsecured Notes contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. As of September 30, 2020, the amount available for restricted payments under the Company’s most restrictive indentures (as defined by those indentures) was approximately $12,600 million. The 2023 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
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
As of September 30, 2020, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast as adjusted for the potential impacts of the COVID-19 pandemic, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of these financial statements.
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
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings. As of September 30, 2020, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 3.15% and 2.90% per annum, respectively.

The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2020, the aggregate remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $680 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of September 30, 2020, the stated rate of interest on the 2023 Revolving Credit Facility was 3.15% per annum. As of September 30, 2020, the Company had no outstanding borrowings, $107 million of issued and outstanding letters of credit and remaining availability of $1,118 million under its 2023 Revolving Credit Facility. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
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
5.75% Senior Secured Notes due 2027 - March 2019 Refinancing Transactions
On March 8, 2019, BHA and the Company issued: (i) $1,000 million aggregate principal amount of 8.50% Senior Unsecured Notes due January 2027 (the "January 2027 Unsecured Notes") and (ii) $500 million aggregate principal amount of 5.75% Senior Secured Notes due August 2027 (the "August 2027 Secured Notes"), respectively, in a private placement. A portion of the proceeds, and cash on hand, were used to: (i) repurchase $584 million of 5.875% Senior Unsecured Notes due 2023 (the "May 2023 Unsecured Notes"), (ii) repurchase $518 million of 5.625% Senior Unsecured Notes due 2021 (the “December 2021 Unsecured Notes”), (iii) repurchase $216 million of 5.50% Senior Unsecured Notes due 2023 (the “March 2023 Unsecured Notes”) and (iv) pay all fees and expenses associated with these transactions (collectively, the “March 2019 Refinancing Transactions”). During April 2019, the Company redeemed $182 million of the December 2021 Unsecured Notes, representing the remaining outstanding principal balance of the December 2021 Unsecured Notes and completing the refinancing of $1,500 million of debt in connection with the March 2019 Refinancing Transactions.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company's outstanding debt obligations as of September 30, 2020 and December 31, 2019 was 5.94% and 6.21%, respectively.

Maturities and Mandatory Payments
In order to reduce future cash interest payments, as well as future maturities and mandatory payments, the Company may, from time to time, purchase outstanding debt for cash in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, future liquidity requirements, contractual restrictions and other factors. During the nine months ended September 30, 2020, the Company repurchased and retired, outstanding senior unsecured notes with an aggregate par value of $27 million in the open market, for an aggregate cost of $26 million. In connection with these repurchases, the Company recognized a gain of $1 million included in Loss on extinguishment of debt.
Maturities and mandatory payments of debt obligations for the remainder of 2020, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2020	$—
2021	—
2022	—
2023	2,404
2024	2,303
2025	10,632
Thereafter	9,262
Total debt obligations	24,601
Unamortized premiums, discounts and issuance costs	(258)
Total long-term debt and other	$24,343
On October 29, 2020, the Company issued an unconditional notice of redemption to redeem: (i) $99 million of May 2023 Unsecured Notes, representing the remaining outstanding principal balance of the May 2023 Unsecured Notes and (ii) $51 million of March 2023 Unsecured Notes, on November 30, 2020.
11.PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries. Net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the nine months ended September 30, 2020 and 2019 consists of:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2020	2019	2020	2019	2020	2019
Service cost	$1	$1	$2	$2	$—	$—
Interest cost	4	6	3	4	1	1
Expected return on plan assets	(10)	(10)	(4)	(4)	—	—
Amortization of prior service credit and other	—	—	—	(1)	(2)	(2)
Amortization of net loss	—	—	1	1	—	—
Net periodic (benefit) cost	$(5)	$(3)	$2	$2	$(1)	$(1)
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
Approximately 17,067,000 common shares were available for future grants as of September 30, 2020. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The Company has a long-term incentive program with the objective of aligning the share-based awards granted to senior management with the Company’s focus on improving its tangible capital usage and allocation while maintaining focus on improving total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based restricted share units (“RSUs”) and performance-based RSUs. Performance-based RSUs are comprised of: (i) awards that vest upon achievement of certain share price appreciation conditions that are based on total shareholder return (“TSR”) and (ii) awards that vest upon attainment of certain performance targets that are based on the Company’s return on tangible capital (“ROTC”).
The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Stock options	$4	$5	$12	$17
RSUs	23	21	69	60
	$27	$26	$81	$77

Research and development expenses	$3	$2	$9	$7
Selling, general and administrative expenses	24	24	72	70
	$27	$26	$81	$77

Share-based awards granted consist of:

	Nine Months Ended September 30,
	2020	2019
Stock options
Granted	2,269,000	1,725,000
Weighted-average exercise price	$24.74	$23.16
Weighted-average grant date fair value	$6.60	$8.46
Time-based RSUs
Granted	3,084,000	2,895,000
Weighted-average grant date fair value	$22.05	$23.93
TSR performance-based RSUs
Granted	425,000	454,000
Weighted-average grant date fair value	$26.13	$34.53
ROTC performance-based RSUs
Granted	472,000	505,000
Weighted-average grant date fair value	$27.05	$25.03
As of September 30, 2020, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $116 million, which will be amortized over a weighted-average period of 1.59 years.
13.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	September 30, 2020	December 31, 2019
Foreign currency translation adjustment	$(2,165)	$(2,046)
Pension and postretirement benefit plan adjustments, net of income taxes	(42)	(40)
	$(2,207)	$(2,086)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested.
During the three and nine months ended September 30, 2020, amounts reclassified from Accumulated other comprehensive loss into the Company's operating results were not material.
14.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Product related research and development	$95	$114	$309	$329
Quality assurance	8	9	24	28
	$103	$123	$333	$357

15.OTHER EXPENSE, NET
Other expense, net consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net gain on sale of assets	$—	$(1)	$(1)	$(10)
Acquired in-process research and development costs	12	1	20	9
Acquisition-related costs	—	—	—	8
Litigation and other matters	4	9	127	12
Other, net	—	1	—	(4)
	$16	$10	$146	$15
For the nine months ended September 30, 2020, Litigation and other matters includes adjustments related to the U.S. Securities Litigation, the SEC Investigation and the Canadian Securities Litigation and related opt-outs. Litigation and other matters also includes an insurance recovery related to a certain litigation matter. See Note 18, "LEGAL PROCEEDINGS" for further details regarding these and other litigation matters.
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
Benefit from income taxes for the nine months ended September 30, 2020 was $133 million and included: (i) $105 million of net income tax benefit for discrete items, which includes: (a) $63 million in net tax benefits related to the release of a valuation allowance, (b) $36 million in tax benefits associated with law changes in the United States, (c) $10 million in tax benefits recognized for changes in uncertain tax positions, (d) a $7 million tax benefit related to a deduction for stock compensation and (e) $11 million of net tax expense associated with filing certain tax returns and (ii) $28 million of income tax benefit for the Company's ordinary loss for the nine months ended September 30, 2020.
Benefit from income taxes for the nine months ended September 30, 2019 was $101 million and included: (i) $46 million of net income tax benefit for discrete items, which includes: (a) $32 million of tax benefit recognized upon a ruling from the Polish tax authorities confirming the deductibility of royalty payments by an affiliate, (b) $13 million of net tax benefits associated with filing certain tax returns and (c) $1 million of net tax charges related to other changes in uncertain tax positions and (ii) $55 million of income tax benefit for the Company's ordinary loss for the nine months ended September 30, 2019.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made except that, as a result of the 2018 adoption of guidance regarding intra-entity transfers, any change in valuation allowance surrounding the adoption of the intra-entity transfer resulting from this adoption was recorded within equity. The valuation allowance against deferred tax assets was $2,756 million and $2,831 million as of September 30, 2020 and December 31, 2019, respectively. The decrease was primarily due to: (i) the change in the expected realizability of previously established losses in Germany, recorded discretely and (ii) income in Canada. The Company will continue to assess the need for a valuation allowance on a go-forward basis.
On July 20, 2020, the U.S. Treasury Department and the Internal Revenue Service (the "IRS") released final regulations under the Global Intangible Low Taxed Income ("GILTI") and Subpart F income provisions of the Internal Revenue Code regarding the treatment of income that is subject to a high rate of foreign tax. The final regulations allow taxpayers to exclude certain high-taxed income of a controlled foreign corporation from their GILTI computation on an elective basis. The Company has evaluated the effects of these final regulations and has discretely recorded a $19 million tax benefit during the three months ended September 30, 2020.
As of September 30, 2020 and December 31, 2019, the Company had $1,009 million and $1,002 million of unrecognized tax benefits, which included $51 million and $45 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of September 30, 2020, $363 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at September 30, 2020 could decrease by approximately $141 million in the next 12 months as a result of the resolution of certain tax audits and other events.
The Company continues to be under examination by the Canada Revenue Agency. The Company’s position as of September 30, 2020 with regard to proposed audit adjustments has not changed and the proposed adjustments continue to result primarily in a loss of tax attributes that are subject to a full valuation allowance.
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
The Company's U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2010 through 2011 and 2015 through 2017.
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
17.EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Bausch Health Companies Inc. were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Net income (loss) attributable to Bausch Health Companies Inc.	$71	$(49)	$(407)	$(272)

Basic weighted-average common shares outstanding	355.6	352.4	354.7	351.9
Diluted effect of stock options and RSUs	2.2	—	—	—
Diluted weighted-average common shares outstanding	357.8	352.4	354.7	351.9

Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.20	$(0.14)	$(1.15)	$(0.77)
Diluted	$0.20	$(0.14)	$(1.15)	$(0.77)
During the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 3,144,000 common shares for the nine months ended September 30, 2020, and approximately 4,453,000 and 4,589,000 common shares for the three and nine months September 30, 2019, respectively.
During the three and nine months ended September 30, 2020, time-based RSUs, performance-based RSUs and stock options to purchase approximately 10,489,000 and 10,604,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and nine months ended September 30, 2019, time-based RSUs, performance-based RSUs and stock options to purchase approximately 5,363,000 and 5,363,000 common shares, respectively were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

18.LEGAL PROCEEDINGS
From time to time, the Company becomes involved in various legal and administrative proceedings, which include product liability, intellectual property, commercial, tax, antitrust, governmental and regulatory investigations, related private litigation and ordinary course employment-related issues. From time to time, the Company also initiates actions or files counterclaims. The Company could be subject to counterclaims or other suits in response to actions it may initiate. The Company believes that the prosecution of these actions and counterclaims is important to preserve and protect the Company, its reputation and its assets. Certain of these proceedings and actions are described in Note 21, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and the CSA on February 19, 2020. Except as described below, there have been no material updates or developments with respect to any such proceedings or actions during the nine months ended September 30, 2020.
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of September 30, 2020, the Company's Consolidated Balance Sheets includes accrued current loss contingencies of $1,462 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome -of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Governmental and Regulatory Inquiries
As referenced above, during the three months ended September 30, 2020, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Governmental and Regulatory Inquiries” in Note 21, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020. These matters include:
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
On August 4, 2020, the Company entered into a settlement agreement with the plaintiffs in Catucci, on behalf of the class, pursuant to which it agreed to resolve the Catucci action for the amount of CAD 94,000,000 plus payment of an additional amount to cover notice and settlement administration costs and disbursements. As part of the settlement, the Company and the other defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. The settlement agreement is subject to court approval. If court approval is granted, the Catucci action will be dismissed against the Company, its current and former directors and officers, its underwriters and its insurers. The hearing to approve the settlement is scheduled for November 16, 2020.
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
On October 8 and 9, 2020, respectively, CalSTRS amended its proceedings to, among other things, include a new alleged misrepresentation concerning the accounting treatment of “price appreciation credits” in respect of Glumetza® during the period covered by the claims. The Company has notified CalSTRS of its intention to oppose the amendments.
The Company believes that it has viable defenses in each of these actions. In each case, the Company intends to defend itself vigorously.
RICO Class Actions
Between May 27, 2016 and September 16, 2016, three actions were filed in the U.S. District Court for the District of New Jersey against the Company and various third-parties (these actions were subsequently consolidated), alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third-party payors that paid claims submitted by Philidor for certain Company-branded drugs between January 2, 2013 and November 9, 2015.  The consolidated complaint alleges, among other things, that the defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding: (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription.  The complaint further alleges that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute. A special master appointed by the Court has recommended that the Company’s motion to dismiss be denied, but a final decision is still pending with the Court. The Company believes these claims are without merit and intends to defend itself vigorously.
Other Securities and RICO Class Actions and Related Matters
As referenced above during the three months ended September 30, 2020, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Securities and RICO Class Actions and Related Matters” in Note 21, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020. Such matters include:
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
Antitrust
Glumetza Antitrust Litigation
Between August 2019 and July 2020, eight (8) putative antitrust class actions and four (4) non-class complaints naming the Company, Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc., and Santarus, Inc. (for purposes of this subsection, collectively, the “Company”), among other defendants, were filed or transferred to the Northern District of California. Three (3) of the class actions were filed by plaintiffs seeking to represent a class of direct purchasers. The purported classes of direct purchasers filed a consolidated first amended complaint and a motion for class certification in April 2020. The court certified a direct purchaser class in August 2020. The putative class action complaints filed by end payer purchasers have all been voluntarily dismissed. Three (3) of the non-class complaints were filed by direct purchasers. The fourth non-class complaint, asserting claims based on both direct and indirect purchases, was filed by an insurer plaintiff in July 2020 and subsequently amended in September 2020. The Company’s motion to dismiss the insurer plaintiff’s amended complaint is pending.
These actions, five (5) of which remain pending, have been consolidated and coordinated in In re Glumetza Antitrust Litigation, Case No. 3:19-cv-05822-WHA. The lawsuits allege that a 2012 settlement of a patent litigation regarding Glumetza® delayed generic entry in exchange for an agreement not to launch an authorized generic of Glumetza® or grant any other company a license to do so. The complaints allege that the settlement agreement resulted in higher prices for Glumetza® and its generic equivalent both prior to and after generic entry. Both the class and non-class plaintiffs seek damages under federal antitrust laws for claims based on direct purchases. The insurer plaintiff also seeks damages and equitable relief under various state laws for claims based on indirect purchases. The Company disputes the claims against it and intends to vigorously defend these matters.
Generic Pricing Antitrust Litigation
The Company’s subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this subsection, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing

Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16-MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The initial lawsuit to which the Company was added as a defendant in June 2018 was filed by a putative class of direct purchaser plaintiffs. In December 2018, certain direct purchaser plaintiffs that had opted out of this putative class filed an amended complaint in the MDL that added the Company, alleging similar claims as the direct purchaser plaintiffs’ putative class action complaint. In February 2019, the Company filed a motion to dismiss the individual claims brought against it and that motion remains pending. In October 2019, an end payer plaintiff that had opted out of the putative end payer class filed a complaint against the Company in the Eastern District of Pennsylvania alleging similar claims. In December 2019, end payer opt-out complaints also were filed against the Company in the Eastern District of Pennsylvania and in the Northern District of California. In December 2019, separate putative class action complaints were filed against the Company in the Eastern District of Pennsylvania by end payer and indirect reseller plaintiffs. In February 2020, a putative class action complaint was filed against the Company in the Eastern District of Pennsylvania by direct purchaser plaintiffs. In June 2020, an opt-out complaint raising both direct purchaser and end payer claims was filed against the Company in the Eastern District of Pennsylvania. Also in June 2020, State Attorneys General filed a Complaint against the Company in the District of Connecticut. In July 2020, a direct purchaser opt-out complaint was filed against the Company in the Eastern District of Pennsylvania. In August 2020, a complaint was filed against the Company by Suffolk County, New York in the Eastern District of New York. In September 2020, a direct purchaser opt-out complaint was filed against the Company in the Eastern District of Pennsylvania. The cases have been or will be consolidated into the MDL. There are also additional, separate complaints by other plaintiffs which have been consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. In July 2019, 87 health plans commenced an action in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed and the case has been put in deferred status. In May 2020, seven health plans commenced an additional action in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed. The Company disputes the claims against it and continues to defend itself vigorously.
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Relistor®, Uceris®, Xifaxan® 550mg, Plenvu®, Bryhali®, Duobrii® and Jublia® in the United States and Jublia® in Canada, or other similar suits.
On July 23, 2020, the Company received a Notice of Paragraph IV Certification from Perrigo Israel Pharmaceuticals, Ltd. (“Perrigo”), in which Perrigo asserted that certain U.S. patents, each of which is listed in the U.S. Food and Drug Administration's (the "FDA") Orange Book for Duobrii® (halobetasol propionate and tazarotine) lotion, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Perrigo’s generic lotion, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Perrigo. On August 28, 2020, the Company filed suit against Perrigo pursuant to the Hatch-Waxman Act, alleging infringement by Perrigo of one or more claims of the Duobrii® Patents, thereby triggering a 30-month stay of the approval of the Perrigo ANDA. On September 3, 2020, this action was consolidated with the action between the Company and Perrigo described below, regarding Perrigo’s ANDA for generic Bryhali® (halobetasol propionate) lotion. The Company remains confident in the strength of the Duobrii® related patents and will vigorously defend its intellectual property.
On March 20, 2020, the Company received a Notice of Paragraph IV Certification from Perrigo, in which Perrigo asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Bryhali® (halobetasol propionate) lotion, 0.01% are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Perrigo’s generic halobetasol propionate lotion, for which an ANDA has been filed by Perrigo. On May 1, 2020, the Company filed suit against Perrigo pursuant to the Hatch-Waxman Act, alleging infringement by Perrigo of one or more claims of the Bryhali® Patents, thereby triggering a 30-month stay of the approval of the Perrigo ANDA for halobetasol propionate lotion. On September 3, 2020, this action was consolidated with the action between the Company and Perrigo described above, regarding Perrigo’s ANDA for generic Duobrii® (halobetasol propionate and tazarotine) lotion. The Company remains confident in the strength of the Bryhali® Patents and intends to vigorously pursue this matter and defend its intellectual property.
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
In April 2019, the Company and Alfasigma commenced litigation against Sun Pharmaceutical Industries Ltd. (“Sun”), alleging patent infringement by Sun’s filing of its ANDA for Xifaxan® (rifaximin) 200 mg tablets. This suit had been filed following receipt of a Notice of Paragraph IV Certification from Sun, in which Sun had asserted that the U.S. patents listed in the FDA's Orange Book for the Company’s Xifaxan® tablets, 200 mg, were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of Sun’s generic rifaximin tablets, 200 mg. Subsequently, on August 10, 2020, the Company received an additional Notice of Paragraph IV Certification from Sun, in which Sun asserted that the U.S. patents listed in the FDA's Orange Book for the Company’s Xifaxan® tablets, 550 mg, were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of Sun’s generic rifaximin tablets, 550 mg, for which an ANDA had been filed by Sun. On September 22, 2020, the Company announced that an agreement had been reached with Sun that resolved the outstanding intellectual property disputes with Sun regarding Xifaxan® (rifaximin) 200 mg and 550 mg tablets. Under the terms of the agreement, the parties agreed to dismiss all litigation related to Xifaxan® (rifaximin) and all intellectual property protecting Xifaxan® (rifaximin) 200 mg and 550 mg tablets will remain intact and enforceable until expiry in July and October 2029, respectively. The agreement also grants Sun a non-exclusive license to the intellectual property relating to Xifaxan® (rifaximin) 200 mg and 550 mg tablets in the United States beginning January 1, 2028 (or earlier under certain circumstances). Under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Sun will have the right to market royalty-free generic versions of Xifaxan® (rifaximin) 200 mg and 550 mg tablets, should it receive approval from the FDA on its ANDAs. Sun will be able to commence such marketing earlier if another generic rifaximin product is granted approval and such other generic rifaximin product begins to be sold or distributed in the United States before January 1, 2028.
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
Product Liability
As referenced above, during the three months ended September 30, 2020, there have been no material updates or developments with respect to certain proceedings or actions as described under “Product Liability” in Note 21, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020. These matters include:
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
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. The Company filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint and the Company’s motion to dismiss that complaint is pending.
The Company and Bausch Health US dispute the claims against them and intend to defend each of these lawsuits vigorously.
New Mexico Attorney General Consumer Protection Action
The Company and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v. Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc., the Company and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. In April 2020, Bausch Health US filed a motion to dismiss, which in September 2020, the Court granted in part as to the New Mexico Medicaid Fraud Act and New Mexico Fraud Against Taxpayers Act claims and denied as to all other claims. The State of New Mexico brings claims against all defendants under the New Mexico Unfair Practices Act and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit seeks to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. Bausch Health US expects to file its Answer in November 2020.
The Company and Bausch Health US dispute the claims against them and intend to defend each of these lawsuits vigorously.
Other General Civil Actions
As referenced above, during the three months ended September 30, 2020, there have been no material updates or developments with respect to certain proceedings or actions as described under “General Civil Actions” in Note 21, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019), filed with the SEC on February 19, 2020. These matters include:
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
Completed or Dormant Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed since July 1, 2020 or the Company anticipates that no further material activity will take place with respect thereto, or the matters have been dormant for several quarters. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company's next public reports and disclosures, unless required. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
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
AMF Investigation
On April 12, 2016, the Company received a letter from the Autorité des marchés financiers (the “AMF”) requesting documents concerning the work of the Company’s ad hoc committee of independent directors, the Company’s former relationship with Philidor, the Company's accounting practices and policies and other matters. In July 2018, the Company was advised by the AMF that it had issued a formal investigation order against it. On September 30, 2020, the AMF confirmed that it had closed its investigation.
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
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, Acquired in-process research and development costs, Restructuring, integration and separation costs, Acquisition-related contingent consideration costs and Other expense (income), net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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
In connection with the planned separation of its eye-health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc., the Company has begun addressing the internal organizational design and structure of the new entity, which it anticipates having substantially complete in late 2021. As of the date of the issuance of these financial statements, these matters are in the planning phase. In connection with the Separation, the Company expects to realign and begin managing its operations in a manner consistent with the organizational structure of the two separate entities as proposed by the Separation during the first quarter of 2021. Accordingly, the Company expects to begin reporting its segment results to reflect the proposed realignment of its operating segments on a retrospective basis beginning with its first quarter of 2021.

Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Revenues:
Bausch + Lomb/International	$1,169	$1,175	$3,166	$3,501
Salix	496	551	1,377	1,505
Ortho Dermatologics	144	147	393	407
Diversified Products	329	336	878	964
	$2,138	$2,209	$5,814	$6,377

Segment profits:
Bausch + Lomb/International	$336	$333	$830	$989
Salix	360	375	968	995
Ortho Dermatologics	70	58	156	156
Diversified Products	248	246	634	714
	1,014	1,012	2,588	2,854
Corporate	(141)	(158)	(442)	(435)
Amortization of intangible assets	(391)	(475)	(1,263)	(1,452)
Asset impairments	(2)	(33)	(17)	(49)
Restructuring, integration and separation costs	(2)	(4)	(13)	(28)
Acquisition-related contingent consideration	(2)	(3)	(26)	(2)
Other expense, net	(16)	(10)	(146)	(15)
Operating income	460	329	681	873
Interest income	2	2	11	9
Interest expense	(374)	(406)	(1,155)	(1,221)
Loss on extinguishment of debt	—	—	(51)	(40)
Foreign exchange and other	(13)	9	(26)	12
Income (loss) before (provision for) benefit from income taxes	$75	$(66)	$(540)	$(367)
Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

	Three Months Ended September 30, 2020					Three Months Ended September 30, 2019
(in millions)	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total
Pharmaceuticals	$200	$494	$65	$217	$976	$217	$551	$97	$207	$1,072
Devices	360	—	72	—	432	375	—	46	—	421
OTC	374	—	—	—	374	371	—	—	—	371
Branded and Other Generics	219	—	—	110	329	197	—	—	119	316
Other revenues	16	2	7	2	27	15	—	4	10	29
	$1,169	$496	$144	$329	$2,138	$1,175	$551	$147	$336	$2,209

	Nine Months Ended September 30, 2020					Nine Months Ended September 30, 2019
(in millions)	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total	Bausch + Lomb/ International	Salix	Ortho Dermatologics	Diversified Products	Total
Pharmaceuticals	$552	$1,374	$213	$557	$2,696	$670	$1,505	$265	$617	$3,057
Devices	921	—	165	—	1,086	1,127	—	130	—	1,257
OTC	1,043	—	—	—	1,043	1,063	—	—	—	1,063
Branded and Other Generics	597	—	—	312	909	582	—	—	332	914
Other revenues	53	3	15	9	80	59	—	12	15	86
	$3,166	$1,377	$393	$878	$5,814	$3,501	$1,505	$407	$964	$6,377
The top ten products for the nine months ended September 30, 2020 and 2019 represented 41% and 38% of total revenues for the nine months ended September 30, 2020 and 2019, respectively.
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
U.S. and Puerto Rico	$1,301	$1,369	$3,522	$3,851
China	94	85	231	275
Canada	87	85	244	252
Mexico	68	58	157	164
Egypt	59	55	175	157
Poland	57	53	168	168
Japan	57	67	159	181
France	42	45	131	156
Germany	32	33	108	119
Russia	32	47	89	124
Spain	21	18	53	62
United Kingdom	21	28	58	86
Other	267	266	719	782
	$2,138	$2,209	$5,814	$6,377
Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Nine Months Ended September 30,
	2020	2019
AmerisourceBergen Corporation	17%	17%
McKesson Corporation (including McKesson Specialty)	17%	17%
Cardinal Health, Inc.	13%	14%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through November 3, 2020 and should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1993, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Consolidated Financial Statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2019, which were included in our Annual Report on Form 10-K filed on February 19, 2020. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
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
Core Businesses
Our strategy is to focus our business on core therapeutic classes that offer attractive growth opportunities. Within our chosen therapeutic classes, we prioritize durable products which we believe have the potential for strong operating margins and evidence of growth opportunities. We believe this strategy has reduced complexity in our operations and maximizes the value of our: (i) eye-health, (ii) GI and (iii) dermatology businesses, which collectively now represent a substantial portion of our revenues. We have found and continue to believe there is significant opportunity in these businesses and we believe our existing portfolio, commercial footprint and pipeline of product development projects position us to successfully compete in these markets and provide us with the greatest opportunity to build value for our shareholders. We identify these businesses as “core”, meaning that we believe we are best positioned to grow and develop them.
Reportable Segments and Strategies
Our portfolio of products falls into four operating and reportable segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products.
The Bausch + Lomb/International segment - consists of our Global Bausch + Lomb eye-health business and our International Rx business. Our Global Bausch + Lomb eye-health business includes our Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmology Rx products, which in aggregate accounted for approximately 40%, 42% and 43% of our Company's revenues for the nine months ended September 30, 2020 and the years 2019 and 2018, respectively. Our International Rx business, with the exception of our Solta products, includes sales in Canada, Europe, Asia, Australia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products and OTC products, which in aggregate accounted for approximately 14%, 13% and 13% of our Company's revenues for the nine months ended September 30, 2020 and the years 2019 and 2018, respectively.

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
The Salix segment - consists of sales in the U.S. of GI products and includes our Xifaxan® product. Our Xifaxan® product accounted for revenues of $1,071 million, $1,452 million and $1,195 million for the nine months ended September 30, 2020 and the years 2019 and 2018, respectively.
As part of our acquisition of Salix Pharmaceuticals, Ltd. in April 2015, we acquired the intellectual property to a number of products that have provided us with year-over-year revenue growth, particularly the intellectual property behind Xifaxan® for, amongst other indications, irritable bowel syndrome with diarrhea (“IBS-D”), and Relistor® for opioid induced constipation. Revenues from our Xifaxan® product increased approximately 22% and 22% in the years 2019 and 2018, respectively. Revenues from our Xifaxan® product were $1,071 million and $1,056 million for the nine months ended September 30, 2020 and 2019, respectively, representing an increase of 1%.
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
The Ortho Dermatologics business is our medical dermatology business dedicated to the treatment of a range of therapeutic areas, including psoriasis, actinic keratosis, acne, atopic dermatitis, onychomycosis and other dermatoses and includes our Arazlo® (launched June 2020), Altreno®, Duobrii®, Bryhali®, Jublia® and Siliq® product lines. As part of our business strategy for the Ortho Dermatologics segment, we have made significant investments to build out our psoriasis, atopic dermatitis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities, with a focus on topical gel and lotion products over injectable biologics. We continue to support the use of injectable biologics; however, we believe some patients prefer topical products as an alternative to injectable biologics. Further, as topical products can, in many cases, defer the use of injectable biologics that often come with associated risk/benefit profiles, a topical product is usually readily adopted by payors, is less expensive and can be more cost-effective than injectable biologics. Therefore, we believe topical products represent alternative treatments for physicians, payors and patients, and as the preferred choice of treatment, have the potential to drive greater volumes, generate better margins and potentially be a key contributing factor of our Ortho Dermatologics business.

Our Solta business is dedicated to the development of innovative treatment technologies that provide proven and effective medical aesthetic and therapeutic benefits to consumers. Global Solta revenues were $166 million and $130 million for the nine months ended September 30, 2020 and 2019, respectively, and $194 million and $135 million for the years 2019 and 2018, respectively. The increase in revenue is primarily attributable to Next Generation Thermage FLX®, a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. During 2018 and 2019, Next Generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta medical aesthetic devices portfolio. These launches have been successful as Next Generation Thermage FLX® revenues for nine months ended September 30, 2020 and 2019 were $94 million and $47 million, respectively, and in full-year 2019 were $77 million.
During 2017 through the date of this filing, we have made significant investments to build out our aesthetics, psoriasis and acne product portfolios, which we believe, coupled with our experienced dermatology sales leadership team and the reorganization of our Ortho Dermatologics sales force, will position our Ortho Dermatologics business for future growth.
The Diversified Products segment - consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, such as Wellbutrin®, Aplenzin®, Cuprimine®, Ativan® and Migranal®, (ii) generic products, such as Uceris® authorized generic (“AG”), Elidel® AG and Diastat® AG, and (iii) dentistry products, such as Arestin® and NeutraSal®. The Company utilizes the Diversified Products segment to extend the long-term cash flows from a number of assets that are expected to decline over time due to the loss of exclusivity, by launching and selling authorized generic versions of certain branded assets.
For a comprehensive discussion of our business, business strategy, products and other business matters, see Item 1. “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and the Canadian Securities Administrators ("CSA") on February 19, 2020.
Our Focus on Value
In 2016, we retained a new executive team which implemented a multi-year plan designed to transform and bring out value in our Company. The multi-year plan increased our focus on, among other factors, our: product portfolio, infrastructure, geographic footprint, capital structure and risk management. Since that time, we have been executing and continue to execute on our commitments to transform the Company and generate value. Under the multi-year plan we have taken the following actions, among others:
•divested non-core assets in order to narrow the Company's activities to our core businesses where we believe we have an existing and sustainable competitive edge and the ability to generate operational efficiencies. To date we received approximately $3,500 million in net proceeds from these divestitures;
•made strategic investments in our core businesses in order to support recent revenue growth and prepare for additional growth opportunities we plan to capitalize on for our core businesses;
•made measurable progress in improving our capital structure as we have repaid over $8,100 million in debt obligations (net of additional borrowings, amounts refinanced and excluding the $1,210 million financing of the U.S. Securities Litigation settlement discussed below) using the proceeds from the divestiture of non-core assets, cash generated from our operations and improved working capital management; and
•resolved many of the Company's legacy litigation matters originating back to 2015 and prior, including the most significant legacy legal matter, the U.S. Securities Litigation settlement discussed below, significantly reducing related possible disruptions and other uncertainties to our operations.
We believe that these and other positive actions we have taken to transform our Company, have properly focused our operations and improved our capital structure, and we also believe that, as a result of such actions, we are now presented with an opportunity to unlock additional value across our portfolio of assets by creating two highly attractive but dissimilar businesses.
Separation of the Bausch + Lomb Eye-Health Business
On August 6, 2020, the Company announced that it intends to separate its eye-health business into an independent publicly traded entity (“Bausch + Lomb”) from the remainder of Bausch Health Companies Inc. (the “Separation”). The Separation will establish two separate companies that include:
•a fully integrated, pure play eye-health company built on the iconic Bausch + Lomb brand and long history of innovation; and

•a diversified pharmaceutical company with leading positions in gastroenterology, aesthetics/dermatology, neurology and international pharmaceuticals.
The Bausch + Lomb entity will consist of the Company's Bausch + Lomb Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmic Rx businesses. The remaining pharmaceutical entity will comprise a diversified portfolio of our leading durable brands across the Salix, International Rx, Solta, neurology and medical dermatology businesses. We believe the Separation will unlock value across the two post-separation entities and create two highly attractive but dissimilar businesses.
As separate entities, management believes that each company will be better positioned to individually focus on its core businesses to drive additional growth, more effectively allocate capital and best manage its respective capital needs. Further, the Separation allows us and the market to compare the operating results of each entity with other “pure play” peer companies. Although management believes the Separation will bring out additional value, there can be no assurance that it will be successful in doing so.
We are in the process of addressing the organization, structure and pro forma capitalizations of the two entities post-separation. Based on our initial assessment, we believe that we will be able to address the organizational matters and regulatory requirements needed to operate the businesses separately and put the Bausch + Lomb business in position to become an independent publicly traded company prior to the end of 2021. Management is also considering the form of the Separation and exploring a number of alternative capitalization structures in order to properly capitalize the entities post-separation and although a public offering of a portion of the Bausch + Lomb business is among the alternate capital structures being considered, this Form 10-Q does not constitute an offer of any securities of Bausch + Lomb for sale. There are considerations, approvals and conditions that will determine the ultimate timing and structure of this transaction, including regulatory approvals, final approval by our board of directors, any shareholder vote requirements that may be applicable, compliance with U.S. and Canadian securities laws and stock exchange rules, receipt of any applicable opinions and/or rulings with respect to the Canadian and U.S. federal income tax treatment of such transaction and determination of the pro forma capitalizations of the two entities. The failure to satisfy all of the required conditions could delay the completion of this transaction for a significant period of time or prevent it from occurring at all. As a result, the information in this Form 10-Q relating to the Separation is preliminary and may change as the transaction progresses and any such change may be material.
Impacts of COVID-19 Pandemic
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
The unprecedented nature of the COVID-19 pandemic has adversely impacted the global economy. The COVID-19 pandemic and the rapidly evolving reactions of governments, private sector participants and the public in an effort to contain the spread of the COVID-19 virus and/or address its impacts have intensified and have had significant direct and indirect effects on businesses and commerce. This includes, but is not limited to, disruption to supply chains, employee base and transactional activity, facilities closures and production suspensions. The COVID-19 pandemic has also significantly increased demand for certain goods and services, such as pandemic-related medical services and supplies, alongside decreased demand for others, such as retail, hospitality, elective medical procedures and travel.
As the global economic landscape changes, there is a wide range of possible outcomes regarding the nature and timing of events related to the COVID-19 pandemic, each of which are highly dependent on variables that are difficult to predict. Developments, including the ultimate geographic spread and duration of the pandemic, the extent and duration of a resurgence, if any, new information concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and the economic impact of the pandemic and the reactions to it, could have a significant adverse effect on our business, development programs, financial condition, cash flows and results of operations. The extent of these developments and the related impacts are highly uncertain and many are outside the Company's control.
To date, the Company has been able to continue its operations with limited disruptions in supply and manufacturing. Although it is difficult to predict the broad macroeconomic effects that the COVID-19 pandemic will have on industries or individual companies, the Company has assessed the possible effects and outcomes of the pandemic on, among other things, its supply chain, customers and distributors, discounts and rebates, employee base, product sustainability, research and development efforts, product pipeline and consumer demand. As a result of our assessment, we immediately initiated profit protection measures to manage and reduce operating expenses and preserve cash during the COVID-19 pandemic. We have also taken actions to manage the level of our investment in support of certain existing products, anticipated launches and the expansion of our sales footprint in Europe. Postponing these investments may impact the extent and timing in achieving our longer-term forecasts for certain business units, however, we believe these actions will not have a material impact on the underlying value of the related businesses or their associated assets.

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
Our Supply Chain and Manufacturing Facilities
Our objective is to maintain the uninterrupted availability of our products to meet the needs of patients, consumers and our customers. Business continuity plans and site-level biosecurity procedures are in place to ensure the well-being of our employees while we work to maintain the integrity of our supply chain. We have been successful in keeping our manufacturing facilities operational, although, due to shelter-in-place orders, our facilities in Milan and China were forced to temporarily close in March and April. These facilities were closed for only a short period of time and were immediately and continually operational once the shelter-in-place orders in the respective geographies were lifted.
As of the date of this filing, we have not experienced any disruption in our supply chain that would have a material impact on our results or operations. Our global supply chain team worked diligently to stay ahead of the challenges presented by the COVID-19 pandemic once it appeared in Asia. Although we have put in place procedures to mitigate the risks associated with closures and disruptions at our manufacturing facilities, the COVID-19 pandemic has had an impact on our inventory levels and the manner in which we manage our inventories. During the nine months ended September 30, 2020, our inventories increased 11% primarily due to: (i) lower demand across multiple business units due to COVID-19 pandemic related matters, (ii) additional active pharmaceutical ingredients ("API") acquired for our Xifaxan® products from our suppliers in Italy in contemplation of potential supply disruptions in that region, (iii) additional API for our Trulance® products which have longer procurement times and higher costs and (iv) the acquisition of additional quantities of certain products that were at the lower end of their optimal levels at December 31, 2019.
We have dual sources of API and intermediates for many of our products, the availability of which has not had, and at this time we do not expect will have, a material impact on our supply chain. With respect to our largest product, Xifaxan®, as of October 30, 2020, we have over five months’ supply of Xifaxan® finished goods on hand and enough API to manufacture another eight months’ supply of Xifaxan® finished goods. We also have open orders for API for Xifaxan® that we currently expect will arrive on schedule. However, if we were to experience a lack of availability of API for Xifaxan®, such disruption to our supply chain could have a significant adverse effect on our business, financial condition and results of operations.
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

Due to the challenges of the COVID-19 pandemic, most notably those attributable to "stay at home" and travel restrictions, certain of our R&D activities were forced to pause. Clinical trials that started prior to governmental shutdowns remain enrolled and existing patients are progressing, while new patient enrollments were paused as most trial sites were not able to accept new patients. However, during our third quarter we saw the pace of new patient enrollments in increase, getting close to their pre-COVID-19 pandemic levels in the U.S., and as a result have not had to make material changes to our development timelines.
We continue to monitor the timing and completion of our ongoing and anticipated clinical trial programs. As of the date of this filing, the delays in our clinical trials have not had a material impact on our operating results; however, a resurgence of the virus significant enough to necessitate reenacting certain social restrictions could result in unanticipated delays in our ability to conduct new patient enrollments. Other possible COVID-19 pandemic and resurgence related challenges include, but are not limited to, facility closures, delays by third-party service providers, deferrals of doctor visits, postponement of elective medical procedures and surgeries and changes in prioritization by the FDA and other regulatory authorities. Delays, if any, caused by the COVID-19 pandemic and a possible resurgence of the virus such as these and others will likely adversely affect the timely approval, launch and commercialization and the commercial success of our products, particularly those in early stage clinical trials, which could have a significant adverse effect on our future operating results.
Our Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash collected from customers, funds as available from our revolving credit facility of $1,225 million due in June 2023 (the “2023 Revolving Credit Facility”), issuances of long-term debt and issuances of equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for at least twelve months from the date of issuance of this Form 10-Q. Further, for the nine months ended September 30, 2020 and the years 2019 and 2018, we generated positive cash from operations of $717 million, $1,501 million and $1,501 million, respectively. Should our operating results during the COVID-19 pandemic materially suffer in comparison to our 2019 and 2018 operating results, we believe we would continue to generate sufficient cash flows from operations to meet our obligations in the ordinary course of business.
We have no debt maturities or mandatory amortization payments until 2023. Additionally, we have no outstanding borrowings, $107 million of issued and outstanding letters of credit and remaining availability of $1,118 million under our 2023 Revolving Credit Facility. In the event of a future, unexpected, need for near-term liquidity, our 2023 Revolving Credit Facility would be a source of funding for us. After reviewing the terms of our Restated Credit Agreement and considering a broad range of possible outcomes of the COVID-19 pandemic, we expect that we will have access to capital under our 2023 Revolving Credit Facility across a broad range of scenarios in the event it is required.
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
During the pandemic, the public has been advised to engage in certain "social restrictions" such as: (i) remaining at home or shelter-in-place, (ii) limiting social interaction, (iii) closing non-essential businesses and (iv) postponing certain surgical and elective medical procedures in order to prioritize/conserve available health care resources. During the three months ended March 31, 2020, these factors negatively impacted, most notably, the revenues of the Company's Global Vision Care and Global Surgical businesses in Asia where the COVID-19 pandemic originated. Beginning in March 2020, and throughout most of the second quarter of 2020, the Company experienced steeper declines in these revenues and the revenues of other businesses as social restrictions expanded worldwide, particularly in the U.S. and Europe. Social restrictions negatively impacted the Company's revenues for contact lenses, intraocular lenses, medical devices, surgical systems and certain pre- and post-operative eye-medications of its Global Ophtho Rx business, medical aesthetics and therapeutic products of its Global Solta business, and certain branded pharmaceutical products of its Salix, Ortho Dermatologics and Dentistry businesses, as the offices of many health care providers were closed and certain surgeries and elective medical procedures were deferred.
The Company’s revenues for the nine months ended September 30, 2020 were negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic earlier in the year. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize. Presuming there is no material resurgence of the COVID-19 virus, the Company anticipates an ongoing, gradual global recovery from the macroeconomic and health care impacts of the pandemic that occurred during the first-half of 2020. The Company therefore believes that its revenues for the year 2020 will be most impacted by the COVID-19 pandemic in its second quarter, although the Company experienced additional COVID-19 pandemic related declines in the year-over-year revenues in its third quarter, and expects additional COVID-19 pandemic related declines in the fourth quarter of 2020, in many of its businesses and geographies. Presuming any reenactment of social restrictions is not significant, the Company anticipates that its affected businesses could possibly return to pre-pandemic levels as early as late 2020 or in 2021. However, the rates of recovery for each business will vary by geography and will be dependent upon government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus and other actions taken in response to the COVID-19 pandemic.
In the U.S., the recovery is progressing more quickly in our surgical, vision care and ophthalmology businesses, while our consumer business has been less impacted by the COVID-19 pandemic than any of our other business units. Although certain social restrictions were lifted in Europe and Asia during the summer, recovery in these regions has been more gradual, as consumers have been slower to return to their pre-pandemic habits. Further, various geographies are reinstituting lockdowns or partial lockdowns due to a resurgence of the COVID-19 virus. For instance, parts of Europe such as Germany, France, Ireland and England have already announced returns to lockdowns of various lengths and have enacted or are considering enacting other social restrictions. In the U.S., the rise in the number of daily average COVID-19 cases in the second half of October 2020 suggests a possible resurgence in the U.S. which could also lead to lockdowns or other social restrictions.
As we monitor the direction and pace of the recovery in each business and geography, we are also continually monitoring the effectiveness of the profit protection measures we initiated to manage and reduce our operating expenses and preserve cash during the COVID-19 pandemic. These profit protection measures have been successful in expanding the profit margins in many of our businesses during our third quarter as referenced in the discussion of our operating results to follow. As the pace of recovery in each geography accelerates, we will need to allocate more resources to selling and other promotional activities to drive our return to sustainable revenue and profit growth. Therefore, as the recovery continues, we expect our operating expenses to increase in support of our existing products, product launches and products in development and expect to see our operating expenses in the fourth quarter of 2020 exceed our operating expenses in the third quarter of 2020.
We believe our diverse portfolio of durable products and strong brands has served us well through the COVID-19 pandemic and we continue to be well positioned to grow market share and return to growth as the world recovers. However, this remains a very fluid situation and we continue to monitor the effects of the COVID-19 pandemic and the impacts of any resurgence of the COVID-19 virus on our business and primary goals. Given these circumstances, we continue to focus on: (i) revising our go-to-market and sales force strategies to address the changing business dynamics created by the COVID-19 pandemic, (ii) building out our e-commerce presence to enable us to reach customers in new ways, (iii) investing in our key promoted brands and product launches to increase market share, (iv) optimizing our cost structure and (v) looking for key trends in the market to meet changing consumer/patient needs and identify areas for investment and growth. We believe focusing on these priorities will best enable us to effectively manage the changing business dynamics created by the COVID-19 pandemic, best prepare us for a possible resurgence of the virus and return us to growth once the impacts of the COVID-19 pandemic substantially subside.
The changes in our segment revenues and segment profits, including the impacts of COVID-19 pandemic related matters for the three and nine months ended September 30, 2020, are discussed in further detail in the respective subsequent sections “ — Reportable Segment Revenues and Profits”.
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
Direct Capital Allocation to Drive Growth Within Our Core Businesses
Our capital allocation is driven by our long-term growth strategies. We have been aggressively allocating resources to promote our core businesses globally through: (i) strategic acquisitions, (ii) R&D investment, (iii) strategic licensing agreements and (iv) strategic investments in our infrastructure. The outcome of this process allows us to better drive value in our product portfolio and generate operational efficiencies.
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
In September 2020, we entered into an agreement which provides the Company an option to acquire all ophthalmology assets of Allegro Ophthalmics, LLC ("Allegro") (the "Option"), a privately held biopharmaceutical company focused on the development of therapies that regulate integrin functions for the treatment of ocular diseases. Among the assets to be acquired, if the Option is exercised, is the worldwide rights to risuteganib (Luminate®), Allegro's lead investigational compound in retina, which is believed to simultaneously act on the angiogenic, inflammatory and mitochondrial metabolic pathways implicated in diseases such as intermediate dry Age-related Macular Degeneration ("AMD"). A U.S. Phase 2a study with risuteganib in intermediate dry AMD met its primary endpoint of vision recovery and Phase 3 testing is in the planning stages. We believe the addition of the ophthalmic assets of Allegro would significantly enhance our comprehensive portfolio of products for AMD and if approved, risuteganib may be the first treatment indicated to help reverse vision loss due to dry AMD and address a significant unmet medical need affecting millions of people globally.
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
In February 2019, we acquired the U.S. rights to EM-100 (an investigational preservative-free formulation eye drop) from Eton Pharmaceuticals, Inc. On September 25, 2020, the Company announced that the FDA had approved Alaway® Preservative Free (ketotifen fumarate) ophthalmic solution, 0.035%, antihistamine eye drops (EM-100) as the first over-the-counter (OTC) preservative-free formulation eye drop approved to temporarily relieve itchy eyes due to pollen, ragweed, grass, animal hair and dander. Alaway® Preservative Free is expected to complement our broad range of Bausch + Lomb integrated eye-health products.
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
We have approximately 175 projects in our global pipeline. Certain core R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below. However, due to the challenges of the COVID-19 pandemic, most notably those attributable to "stay at home" and travel restrictions, certain of our R&D activities were forced to pause. Clinical trials that started prior to governmental shutdowns remain enrolled and existing patients are progressing, while new patient enrollments were paused as most trial sites were not able to accept new patients. However, during our third quarter we saw the pace of new patient enrollments in increase, getting close to their pre-COVID-19 pandemic levels in the U.S., and as a result have not had to make material changes to our development timelines.

We continue to monitor the timing and completion of our ongoing and anticipated clinical trial programs. As of the date of this filing, the delays in our clinical trials have not had a material impact on our operating results; however, a resurgence of the virus significant enough to necessitate reenacting certain social restrictions could result in unanticipated delays in our ability to conduct new patient enrollments. Other possible COVID-19 pandemic and resurgence related challenges include, but are not limited to, facility closures, delays by third-party service providers, deferrals of doctor visits, postponement of elective medical procedures and surgeries and changes in prioritization by the FDA and other regulatory authorities. Delays, if any, caused by the COVID-19 pandemic and a possible resurgence of the virus such as these and others will likely adversely affect the timely approval, launch and commercialization and the commercial success of our products, particularly those in early stage clinical trials. As a result, our estimates regarding the timing and success of our R&D efforts (some of which are set out below), including as it relates to study initiation, enrollment and completion, availability of study results, regulatory submissions, regulatory approvals and commercial launches, may change.
•Dermatology - In June 2019, we launched Duobrii®, the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of plaque psoriasis in adults.  Halobetasol propionate and tazarotene are each approved to treat plaque psoriasis when used separately, but the duration of halobetasol propionate is limited by FDA labeling constraints and the use of tazarotene can be limited due to tolerability concerns.  However, the combination of these ingredients in Duobrii®, with a dual mechanism of action, allows for expanded duration of use, with reduced adverse events.
•Bausch + Lomb - SiHy Daily is a silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. In September 2018, we launched this product in Japan under the branded name SiHy Daily AQUALOX™.  In August 2020, we launched this product in the U.S. under the branded name Bausch + Lomb Infuse™ SiHy Daily Disposable contact lens. This product has also received regulatory approval for Canada, Australia, New Zealand and Hong Kong where it will be branded as Ultra® ONE DAY SiHy Daily Disposable contact lens.
•Dermatology - Internal Development Project ("IDP") 126 is an acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. Phase 3 clinical studies initiated in December 2019 were paused due to COVID-19 pandemic related factors, but resumed in June 2020 and are currently ongoing.
•Bausch + Lomb - Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) is an OTC eye drop developed as an ocular redness reliever. We have several line extensions under development and expect Phase 3 clinical studies to commence in 2021.
•Gastrointestinal - Top line results from a Phase 2 study for the treatment of overt hepatic encephalopathy with a new formulation of rifaximin showed a treatment benefit. Patients receiving 40 mg twice daily showed a statistically significant separation from placebo. The top line results from this Phase 2 study will help inform further research on potential new indications for rifaximin using this formulation, including the treatment of sickle cell anemia where we expect our clinical trials to commence 2021.
•Gastrointestinal - We are preparing to initiate a Phase 2 study to evaluate rifaximin for the treatment of small intestinal bacterial overgrowth or SIBO. New patient enrollments were paused due to COVID-19 pandemic related factors and are expected to commence once clinical sites are activated. We anticipate clinical trials to commence in the second half of 2021.
•Gastrointestinal - We have entered into a collaboration with Cedars Sinai Medical Center to evaluate a new formulation of rifaximin for the treatment of IBS. Studies to support this research program were paused due to COVID-19 pandemic related factors and are expected to resume before the end of 2020.
•Dermatology - IDP-120 is an acne product with a fixed combination of mutually incompatible ingredients: benzoyl peroxide and tretinoin. Phase 3 clinical studies have been completed and met the primary endpoints.
•Dermatology - Arazlo® (tazarotene) Lotion, 0.045% (formerly IDP-123) is an acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while maintaining efficacy and was launched in June 2020.
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
•Gastrointestinal - We are developing a probiotic supplement to address gastrointestinal disturbances. Clinical trial is completed and a full data set is available. We launched this product in October 2020.

•Dermatology - IDP-124 is a topical lotion product designed to treat moderate to severe atopic dermatitis, with pimecrolimus. Phase 3 clinical studies have been completed with one of the two studies meeting the primary endpoint. We are currently evaluating the next steps for this program.
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
•Bausch + Lomb - We are developing a new Ophthalmic Viscosurgical Device ("OVD") product, with a formulation to protect corneal endothelium during phacoemulsification process during a cataract surgery and to help chamber maintenance and lubrication during interocular lens delivery. In January 2020, we commenced an FDA clinical study for cohesive OVD which was paused due to COVID-19 pandemic related factors and is expected to resume once the relevant clinical sites reopen. In April 2020, we filed a Premarket Approval application for the dispersive OVD with the FDA.
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
•Bausch + Lomb - We are developing a preloaded intraocular lens injector platform for enVista interocular lens. We have received approvals from the European Union and Canada and received FDA clearance for the injector. We launched this platform in October 2020.
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
•Bausch + Lomb - Renu® Advanced Multi-Purpose Solution (“MPS”) contains a triple disinfectant system that kills 99.9% of germs and has a dual surfactant system that provides up to 20 hours of moisture. Renu® Advanced MPS is FDA cleared with indications for use to condition, clean, remove protein, disinfectant, rinse and store soft contact lenses including those composed of silicone hydrogels. Renu® Advanced MPS has gained regulatory approvals in Korea, India, Mexico, Indonesia, Malaysia, Singapore and, during the second quarter of 2020, the European Union.
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
In October 2020, we announced that we entered into two exclusive license agreements which present us with unique developmental opportunities to address the unmet need of treatment for myopia in children. The first of these two licensing agreements is with Eyenovia, Inc. for the development and commercialization in the United States and Canada of an investigational microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression, also known as nearsightedness, in children ages 3-12. If approved by the FDA, we believe this investigational product could potentially change the treatment paradigm for the reduction of myopia progression in children. The second is an exclusive global licensing agreement with BHVI for a myopia control contact lens design developed by BHVI. The Company plans to pair BHVI's novel contact lens design with our leading contact lens technologies to develop potential contact lens treatments designed to slow the progression of myopia in children.
In December 2019, we announced that we had acquired an exclusive license from Novaliq GmbH for the commercialization and development in the U.S. and Canada of the investigational treatment NOV03 (perfluorohexyloctane), a first-in-class investigational drug with a novel mechanism of action to treat Dry Eye Disease ("DED") associated with Meibomian gland dysfunction ("MGD"). Enrollment for the initial Phase 3 study has commenced and we expect to initiate a second Phase 3 study for this product in the fourth quarter of 2020. If approved by the FDA, we believe the addition of this investigational treatment for DED will help build upon our strong portfolio of integrated eye-health products.
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
In April 2019, we entered into two licensing agreements which present us with unique developmental opportunities to address unmet needs of individuals suffering with certain GI and liver diseases. The first of these two licensing agreements is with the University of California for certain intellectual property relating to an investigational compound targeting the pituitary adenylate cyclase receptor 1 in non-alcoholic fatty liver disease (“NAFLD”), nonalcoholic steatohepatitis (“NASH”) and other GI and liver diseases. The second is an exclusive licensing agreement with Mitsubishi Tanabe Pharma Corporation to develop and commercialize MT-1303 (amiselimod), a late-stage oral compound that targets the sphingosine 1-phosphate receptor that plays a role in autoimmune diseases, such as inflammatory bowel disease and ulcerative colitis. We have completed a thorough QTC study, which evaluated the cardiac safety profile of the compound.  Topline results were positive and we expect to initiate a Phase 2 study in the first half of 2021.
Strategic Investments in our Infrastructure - In support of our core businesses, we have and continue to make strategic investments in our infrastructure, the most significant of which are at our Waterford facility in Ireland, our Rochester facility in New York and our Lynchburg facility in Virginia.
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
To address the expected global demand for our SiHy Daily disposable contact lenses, in November 2018, we initiated $300 million of additional expansion projects to add multiple production lines to our Rochester and Waterford facilities. SiHy Daily disposable contact lenses launched in the U.S. in September 2020.
To further help us meet the anticipated demand of our contact lenses, in 2020, we initiated an expansion of the Company's Lynchburg distribution center. The new facility is expected to create new jobs over the next five years and expand the overall site to 190,000 square feet, which will provide distribution capabilities for medical devices, primarily contact lens products, and be the main point of distribution in the U.S.
We believe the investments in our Waterford, Rochester and Lynchburg facilities and related expansion of labor forces further demonstrates the growth potential we see in our Bausch + Lomb products and our eye-health business.
Effectively Managing Our Capital Structure
We continue to effectively manage our capital structure by: (i) reducing our debt through repayments, (ii) extending the maturities of debt through refinancing and (iii) improving our credit ratings.
Debt Repayments - Excluding the impact of the $1,210 million financing of the U.S. Securities Litigation settlement discussed below, we have been able to repay (net of additional borrowings) over $8,100 million of long-term debt during the period January 1, 2016 through the date of this filing using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management. In addition, on October 29, 2020, the Company issued an unconditional notice of redemption to redeem: (i) $99 million of 5.875% Senior Unsecured Notes due 2023 (the "May 2023 Unsecured Notes") and (ii) $51 million of March 2023 Unsecured Notes, on November 30, 2020. This payment will fully repay the May 2023 Unsecured Notes and reduce our remaining amount of 2023 unsecured bonds.
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
2019 Refinancing Transactions - In March, May and December 2019, we accessed the credit markets and completed a series of transactions, whereby, we extended approximately $4,200 million in aggregate maturities of certain debt obligations due to mature in December 2021 through May 2023, out to January 2027 through January 2030.
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
To finance the settlement of the U.S. Securities Litigation and extend certain debt maturities, on December 30, 2019, we accessed the credit markets and issued: (i) $1,250 million aggregate principal amount of 5.00% Senior Unsecured Notes due January 2028 (the "5.00% January 2028 Unsecured Notes") and (ii) $1,250 million aggregate principal amount of 5.25% Senior Unsecured Notes due January 2030 (the "January 2030 Unsecured Notes") in a private placement. The proceeds and cash on hand were used to: (i) redeem $1,240 million of May 2023 Unsecured Notes on January 16, 2020, (ii) finance amounts owed under the Company's $1,210 million settlement agreement relating to the U.S. Securities Litigation (which is subject to final court approval), $1,010 million of which was paid into an escrow fund in accordance with the related settlement agreement and included in our Restricted cash balance as of September 30, 2020, and (iii) pay all fees and expenses associated with these transactions (collectively, the "December 2019 Financing and Refinancing Transactions"). In October 2020, we paid an additional $100 million into the escrow fund relating to the U.S. Securities Litigation settlement. Through this financing, we have in effect extended the payments of the pending litigation settlement of $1,210 million out to 2028 and 2030, without negatively impacting our working capital available for operations.

2020 Refinancing Transactions - In May 2020, we accessed the credit markets and completed a series of transactions, whereby, we extended $1,250 million in aggregate maturities of certain debt obligations due to mature in March 2022 and $250 million in aggregate amortization payments due in March 2022 through December 2022, out to February 2029. In addition to extending $1,500 million in payments due 2022 to February 2029, the refinancing replaced secured debt of $1,500 million with unsecured debt. This provides us with more secured capacity if the market for unsecured debt in the future is less favorable. Further, by replacing the secured debt with unsecured debt we now have additional room under the debt maintenance covenant of our 2023 Revolving Credit Facility that requires us to maintain a first lien net leverage ratio of not greater than 4.00 to 1.00.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for the details of our debt portfolio as of September 30, 2020 and December 31, 2019.
The debt repayments and refinancing transactions outlined above have allowed us to: (i) improve our credit ratings, (ii) finance amounts owed under the Company's recently announced $1,210 million settlement agreement relating to the U.S. Securities Litigation (which is subject to final court approval) without negatively impacting our working capital available for operations, (iii) extend maturities of certain debt obligations due out to the year 2025 and beyond and (iv) satisfy all debt maturities and mandatory amortization payments until 2023.
Our prepayment of debt and refinancing transactions over the last four years translate into lower repayments of principal over the next four years, which, in turn, we believe will permit more cash flows to be directed toward developing our core assets, identifying new product opportunities and repaying additional debt amounts. The mandatory scheduled principal repayments of our debt obligations as of September 30, 2020, were as follows:

(in millions)
2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	Total
$—	$—	$—	$2,404	$2,303	$10,632	$1,500	$2,250	$2,012	$2,250	$1,250	$24,601
In addition, as a result of the changes in our debt portfolio, approximately 80% of our debt is fixed rate debt as of September 30, 2020, as compared to approximately 60% as of January 1, 2016. The weighted average stated interest rate of the Company's outstanding debt as of September 30, 2020 was 5.94% as compared to 6.21% as of December 31, 2019, resulting in lower cash interest payments in future periods.
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
Walgreens Fulfillment Arrangements - In the beginning of 2016, we launched a brand fulfillment arrangement with Walgreen Co. ("Walgreens"). Under the terms of the brand fulfillment arrangement, as amended in July 2019, we made certain dermatology and ophthalmology products available to eligible patients through patient access and co-pay assistance programs at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. Our products available under this fulfillment agreement include certain Ortho Dermatologics products, including our Duobrii®, Bryhali®, Arazlo®, Jublia®, Luzu®, Retin-A Micro® Gel and Onexton® and select branded prescription pharmaceutical products included in our cash-pay prescription program, and certain ophthalmology products, including our Vyzulta®, Besivance®, Lotemax®, Alrex®, Prolensa®, Bepreve® and Zylet® products.
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
We also license selective molecules or technology in leveraging our own R&D expertise through development, as well as seek out external product development opportunities. As previously discussed, we acquired exclusive licenses for a myopia control contact lens design developed by BHVI which we plan to pair with our leading contact lens technologies to develop potential contact lens treatments designed to slow the progression of myopia in children and for the commercialization and development in the U.S. and Canada for: a microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression in children ages 3-12; Xipere™ which, if approved by the FDA, will be the first treatment for patients suffering from macular edema associated with uveitis; and NOV03, an investigational drug with a novel mechanism of action to treat DED associated with MGD. We also acquired the U.S. rights to EM-100, which was recently approved by the FDA as Alaway® Preservative-Free and is the first OTC preservative-free formulation eye drop for the temporary relief of itchy eyes due to pollen, ragweed, grass, animal hair, and dander in adults and children 3 years of age and older. Recently, we entered into an agreement which provides the Company an option to acquire all ophthalmology assets of Allegro, including risuteganib (Luminate®), an investigational compound in retina, which is believed to simultaneously act on the angiogenic, inflammatory and mitochondrial metabolic pathways implicated in diseases such as intermediate dry AMD. A U.S. Phase 2a study with risuteganib in intermediate dry AMD met its primary endpoint of vision recovery and Phase 3 testing is in the planning stages. We believe investments in these investigational treatments, if approved by the FDA, will complement, and help build upon, our strong portfolio of integrated eye-health products.

As previously discussed, we have also made strategic investments in our infrastructure, the most significant of which are at our Waterford facility in Ireland to meet the forecasted demand for our Biotrue® ONEday lenses, our Rochester facility in New York to address the expected global demand for our Bausch + Lomb ULTRA® contact lens and our Lynchburg facility in Virginia to be main point of distribution in the U.S. During late 2018, we began investing in additional expansion projects at the Waterford and Rochester facilities in order to address the expected global demand for our SiHy Daily disposable contact lenses, which we launched in the U.S. on August 2020, under the branded name Bausch + Lomb Infuse™ SiHy Daily Disposable contact lens.
We believe our recent product launches, licensing arrangements and the investments in our Waterford, Rochester and Lynchburg facilities demonstrate the growth potential we see in our Bausch + Lomb products and our eye-health business and that these investments will position us to further extend our market share in the eye-health market.
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
Aesthetics - In 2017, we launched our Next Generation Thermage FLX® product in the U.S., a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. During 2018 and 2019, Next Generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta medical aesthetic devices portfolio. These launches have been successful as Next Generation Thermage FLX® revenues for nine months ended September 30, 2020 and 2019 were $94 million and $47 million, respectively, and in full-year 2019 were $77 million.
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
Acne - In support of our established acne product portfolio, we have developed and launched several products, which includes Arazlo® (tazarotene) Lotion (launched in June 2020), Altreno® (launched in the U.S. in October 2018), the first lotion (rather than a gel or cream) product containing tretinoin for the treatment of acne, and Retin-A Micro® 0.06% (launched in January 2018). We also have two other unique acne projects in development that, if approved by the FDA, we believe will further innovate and advance the treatment of acne.
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
In July 2020, U.S. President Donald Trump signed four Executive Orders related to drug pricing, including orders addressing: (i) Part D rebate reform, (ii) the provision of deeply discounted insulin and/or an EpiPen to patients of Federally Qualified Health Centers, (iii) drug importation from Canada and (iv) most favored nation pricing for Medicare. We are currently reviewing those Executive Orders, the impact of which is uncertain at this time.
Other legislative efforts relating to drug pricing have been enacted and others have been proposed at the U.S. federal and state levels. For instance, certain states have enacted legislation related to prescription drug pricing transparency. Several states have passed importation legislation and Florida is working with the U.S. government to implement an importation program from Canada. We also anticipate that Congress, state legislatures and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations affecting additional fundamental changes in the health care delivery system. We continually review newly enacted and proposed U.S. federal and state legislation, as well as proposed rulemaking and guidance published by the Department of Health and Human Services and the FDA; however, at this time, it is unclear the effect these matters may have on our businesses.
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
A number of our products already face generic competition. Prior to and during 2020, in the U.S., these products include, among others, Ammonul®, Apriso®, Benzaclin®, Bupap®, Cuprimine®, Edecrin®, Elidel®, Glumetza®, Istalol®, Isuprel®, Locoid® Lotion, Lotemax® Suspension, Mephyton®, Migranal®, MoviPrep®, Nitropress®, Solodyn®, Syprine®, Uceris® Tablet, Virazole®, Wellbutrin XL®, Xenazine®, Zegerid® and Zovirax® cream. In Canada, these products include, among others, Glumetza®, Wellbutrin® XL and Zovirax® ointment.
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
2020 through 2024 LOE Branded Products - Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified branded products that we believe could begin facing potential loss of exclusivity and/or generic competition in the U.S. during the years 2020 through 2024. These products and year of expected loss of exclusivity include, but are not limited to, Clindagel® (2020), Lotemax® Gel (2021), Noritate® (2020), Targretin® Gel (2022), Xerese® (2022) and certain other products that are subject to settlement agreements which could impact their exclusivity during the years 2020 through 2024. In aggregate, these products accounted for 3% of our total revenues in 2019. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
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
In addition, for a number of our products (including Uceris®, Relistor®, Plenvu®, Xifaxan® 550mg, Bryhali®, Duobrii® and Jublia®, in the U.S. and Jublia® in Canada), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.
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
Bryhali® Lotion, 0.01% (Perrigo) - On March 20, 2020, the Company received a Notice of Paragraph IV Certification from Perrigo Israel Pharmaceuticals, Ltd. (“Perrigo”), in which Perrigo asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Bryhali® (halobetasol propionate) lotion, 0.01% are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Perrigo’s generic halobetasol propionate lotion, for which an Abbreviated New Drug Application ("ANDA") has been filed by Perrigo.  On May 1, 2020, the Company filed suit against Perrigo pursuant to the Hatch-Waxman Act, alleging infringement by Perrigo of one or more claims of the Bryhali® Patents, thereby triggering a 30-month stay of the approval of the Perrigo ANDA for halobetasol propionate lotion. On September 3, 2020, this action was consolidated with the action between the Company and Perrigo described below, regarding Perrigo’s ANDA for generic Duobrii® (halobetasol propionate and tazarotine) lotion. The Company remains confident in the strength of the Bryhali® Patents and intends to vigorously pursue this matter and defend its intellectual property.
Duobrii® Lotion (Perrigo) - On July 23, 2020, the Company received a Notice of Paragraph IV Certification from Perrigo, in which Perrigo asserted that certain U.S. patents, each of which is listed in the FDA's Orange Book for Duobrii® (halobetasol propionate and tazarotine) lotion, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Perrigo’s generic lotion, for which an ANDA has been filed by Perrigo. On August 28, 2020, the Company filed suit against Perrigo pursuant to the Hatch-Waxman Act, alleging infringement by Perrigo of one or more claims of the Duobrii® Patents, thereby triggering a 30-month stay of the approval of the Perrigo ANDA. On September 3, 2020, this action was consolidated with the action between the Company and Perrigo described above, regarding Perrigo’s ANDA for generic Bryhali® (halobetasol propionate) lotion. We remain confident in the strength of the Duobrii® related patents and will vigorously defend our intellectual property.
Xifaxan® 550mg Patent Litigation (Actavis) - On March 23, 2016, the Company initiated litigation against Actavis Laboratories FL, Inc.’s ("Actavis"), which alleged infringement by Actavis of one or more claims of each of the Xifaxan® patents. On September 12, 2018, we announced that we had reached an agreement with Actavis that resolved the existing litigation and eliminated the pending challenges to our intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets. As part of the agreement, the parties agreed to dismiss all litigation related to Xifaxan® (rifaximin), Actavis acknowledged the validity of the licensed patents for Xifaxan® (rifaximin) 550 mg tablets and all intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets will remain intact and enforceable until expiry in 2029. The agreement also grants Actavis a non-exclusive license to the intellectual property relating to Xifaxan® (rifaximin) 550 mg tablets in the United States beginning January 1, 2028 (or earlier under certain circumstances). The Company will not make any financial payments or other transfers of value as part of the agreement. In addition, under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Actavis will have the option to: (1) market a royalty-free generic version of Xifaxan® tablets, 550 mg, should it receive approval from the FDA on its ANDA, or (2) market an authorized generic version of Xifaxan® tablets, 550 mg, in which case, we will receive a share of the economics from Actavis on its sales of such an authorized generic. Actavis will be able to commence such marketing earlier if another generic rifaximin product is granted approval and such other generic rifaximin product begins to be sold or distributed before January 1, 2028.
Xifaxan® 550mg Patent Litigation (Sandoz) - In October 2019, the Company announced that it and its licensor, Alfasigma had commenced litigation against Sandoz Inc. ("Sandoz"), a Novartis division, alleging patent infringement of 14 patents by Sandoz's filing of its ANDA for Xifaxan® (rifaximin) 550 mg tablets. On May 6, 2020, the Company announced that an agreement had been reached with Sandoz that resolved this litigation. Under the terms of the agreement, the parties agreed to dismiss all litigation related to Xifaxan® (rifaximin), Sandoz acknowledged the validity of the licensed patents for Xifaxan® (rifaximin) 550 mg tablets and all intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets will remain intact and enforceable until expiry in October 2029. The agreement also grants Sandoz a non-exclusive license to the intellectual property relating to Xifaxan® (rifaximin) 550 mg tablets in the United States beginning January 1, 2028 (or earlier under certain circumstances). Under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Sandoz will have the right to market a royalty-free generic version of Xifaxan® (rifaximin) 550 mg tablets, should it receive approval from the FDA on its ANDA. Sandoz will be able to commence such marketing earlier if another generic rifaximin product is granted approval and such other generic rifaximin product begins to be sold or distributed in the United States before January 1, 2028. The Company will not make any financial payments or other transfers of value as part of this agreement with Sandoz.
Xifaxan® 550mg Patent Litigation (Norwich) - On March 26, 2020, the Company and its licensor Alfasigma filed suit against Norwich Pharmaceuticals Inc. (“Norwich”), alleging infringement by Norwich of one or more claims of the 23 Xifaxan® Patents by Norwich’s filing of its ANDA for Xifaxan® (rifaximin) 550 mg tablets. Xifaxan® is protected by 23 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. The Company remains confident in the strength of the Xifaxan® patents and will continue to vigorously pursue this matter and defend its intellectual property.
Xifaxan® 200mg and 550mg Patent Litigation (Sun) - In April 2019, the Company and its licensor, Alfasigma, commenced litigation against Sun Pharmaceutical Industries Ltd. (“Sun”), alleging patent infringement by Sun’s filing of its ANDA for Xifaxan® (rifaximin) 200 mg tablets. This suit had been filed following receipt of a Notice of Paragraph IV Certification from Sun, in which Sun asserted that the U.S. patents listed in the FDA's Orange Book for the Company’s Xifaxan® tablets, 200 mg, were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of Sun’s generic rifaximin tablets, 200 mg. Subsequently, on August 10, 2020, the Company received an additional Notice of Paragraph IV Certification from Sun, in which Sun asserted that the U.S. patents listed in the FDA's Orange Book for the Company’s Xifaxan® tablets, 550 mg, were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of Sun’s generic rifaximin tablets, 550 mg, for which an ANDA had been filed by Sun. On September 22, 2020, the Company announced that an agreement had been reached with Sun that resolved the outstanding intellectual property disputes with Sun regarding Xifaxan® (rifaximin) 200 mg and 550 mg tablets. Under the terms of the agreement, the parties agreed to dismiss all litigation related to Xifaxan® (rifaximin) and all intellectual property protecting Xifaxan® (rifaximin) 200 mg and 550 mg tablets will remain intact and enforceable until expiry in July and October 2029, respectively. The agreement also grants Sun a non-exclusive license to the intellectual property relating to Xifaxan® (rifaximin) 200 mg and 550 mg tablets in the United States beginning January 1, 2028 (or earlier under certain circumstances). Under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Sun will have the right to market royalty-free generic versions of Xifaxan® (rifaximin) 200 mg and 550 mg tablets, should it receive approval from the FDA on its ANDAs. Sun will be able to commence such marketing earlier if another generic rifaximin product is granted approval and such other generic rifaximin product begins to be sold or distributed in the United States before January 1, 2028.
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
Generic Competition to Uceris® - In July 2018, a generic competitor launched a product which will directly compete with our Uceris® Tablet product. As disclosed in our prior filings, the Company initiated various infringement proceedings against this generic competitor. The Court construed the claims of the asserted patents on August 2, 2019 and, on October 24, 2019, the Company agreed to a judgment that the asserted patents did not cover the generic tablets under the Court’s claim construction, while reserving its right to appeal the claim construction. On November 22, 2019, the Company filed a Notice of Appeal with respect to the claim construction in the Court of Appeals for the Federal Circuit. The appeal is pending. The Company continues to believe that its Uceris® Tablet-related patents are enforceable and is proceeding with an appeal; however, the ultimate outcome of the matter is not predictable. The ultimate impact of this generic competitor on our future revenues cannot be predicted; however, Uceris® Tablet revenues for the nine months ended September 30, 2020 and 2019 were approximately $8 million and $17 million, respectively, and for the years 2019, 2018 and 2017 were approximately $20 million, $84 million and $134 million, respectively.
Generic Competition to Jublia® - On June 6, 2018, the U.S. Patent and Trial Appeal Board (“PTAB”) completed its inter partes review for an Orange Book-listed patent covering Jublia® and issued a written determination invalidating such patent.  On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings. Jublia® revenues for the nine months ended September 30, 2020 and 2019 were approximately $88 million and $81 million, respectively, and for the full years 2019, 2018 and 2017 were approximately $110 million, $89 million and $96 million, respectively.  The Company continues to believe that the Jublia® related patent is valid and enforceable, but the ultimate outcome of this matter is not predictable. Jublia® continues to be covered by eleven remaining Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2028 through 2035. In August and September 2018, we received notices of the filing of a number of ANDAs with paragraph IV certification, and have timely filed patent infringement suits against these ANDA filers, and, in addition, we have also commenced certain patent infringement proceedings in Canada against two separate defendants.
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
Regulatory Matters
In the normal course of business, our products, devices and facilities are the subject of ongoing oversight and review by regulatory and governmental agencies, including general, for cause and pre-approval inspections by the relevant competent authorities where we have business operations. Through the date of this filing, all of our global operations and facilities have the relevant operational good manufacturing practices certificates and all Company products and operating sites are in good compliance standing with all relevant notified bodies and global health authorities. Further, all sites under FDA jurisdiction are rated as either No Action Indicated (where there was no Form 483 observation) or Voluntary Action Indicated (“VAI”) (where there was a Form 483 with one or more observations). In the case of VAI inspection outcomes, the FDA has accepted our responses to the issues cited, which will be verified when the agency makes its next inspection of those specific facilities. A Form 483 is issued at the end of each inspection when FDA investigators have observed any condition that in their judgment may constitute violations of current good manufacturing practices.
SELECTED FINANCIAL INFORMATION
The following table provides selected unaudited financial information for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	Change	2020	2019	Change
Revenues	$2,138	$2,209	$(71)	$5,814	$6,377	$(563)
Operating income	$460	$329	$131	$681	$873	$(192)
Income (loss) before income taxes	$75	$(66)	$141	$(540)	$(367)	$(173)
Net income (loss) attributable to Bausch Health Companies Inc.	$71	$(49)	$120	$(407)	$(272)	$(135)
Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.20	$(0.14)	$0.34	$(1.15)	$(0.77)	$(0.38)
Diluted	$0.20	$(0.14)	$0.34	$(1.15)	$(0.77)	$(0.38)
Financial Performance
Summary of the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Revenue for the three months ended September 30, 2020 and 2019 was $2,138 million and $2,209 million, respectively, a decrease of $71 million, or 3%. The decrease was due to: (i) a decrease in net average realized pricing, (ii) lower volumes driven by social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, and the impact of the loss of exclusivity of certain products, (iii) the unfavorable effect of foreign currencies, primarily in Latin America, and (iv) the impact of divestitures and discontinuations.
Operating income for the three months ended September 30, 2020 and 2019 was $460 million and $329 million, respectively, an increase in our operating results of $131 million and reflects, among other factors:
•a decrease in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $76 million primarily due to: (i) the decrease in revenues, as discussed above, and (ii) higher manufacturing variances primarily due to the impacts of the COVID-19 pandemic. The decrease was partially offset by third-party royalty costs;
•a decrease in Selling, general and administrative expenses (“SG&A”) of $76 million primarily attributable to: (i) the impacts of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, and (ii) profit protection measures taken to manage and reduce operating expenses during the COVID-19 pandemic;
•a decrease in R&D of $20 million primarily attributable to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed;
•a decrease in Amortization of intangible assets of $84 million primarily attributable to fully amortized intangible assets no longer being amortized in 2020;
•a decrease in Asset impairments of $31 million, primarily related to impairments during the three months ended September 30, 2019 related to: (i) a certain product line as a result of changes to its forecasted sales due to generic competition and (ii) impairments related to assets being classified as held for sale; and
•an increase in Other expense, net of $6 million, primarily attributable to a $10 million upfront payment for acquired in-process research and development ("IPR&D") costs.

Operating income for the three months ended September 30, 2020 and 2019 was $460 million and $329 million and included non-cash charges for Depreciation and amortization of intangible assets of $436 million and $520 million, Asset impairments of $2 million and $33 million and Share-based compensation of $27 million and $26 million, respectively.
Income before income taxes for the three months ended September 30, 2020 was $75 million as compared to a Loss before income taxes for the three months ended September 30, 2019 of $66 million, a favorable change of $141 million. The favorable change in our Income before income taxes is primarily attributable to: (i) the increase in our operating results of $131 million, as previously discussed, and (ii) the decrease in Interest expense of $32 million and was partially offset by an unfavorable net change in Foreign exchange and other of $22 million.
Net income attributable to Bausch Health Companies Inc. for the three months ended September 30, 2020 was $71 million as compared to a Net loss attributable to Bausch Health Companies Inc. of $49 million for the three months ended September 30, 2019, an increase in our results of $120 million. The increase in our results was due to the favorable change in our Income before income taxes of $141 million, as previously discussed, offset by the unfavorable change in our Provision for income taxes of $23 million.
Summary of the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Revenue for the nine months ended September 30, 2020 and 2019 was $5,814 million and $6,377 million, respectively, a decrease of $563 million, or 9%. The decrease was due to: (i) lower volumes driven by social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, and the impact of the loss of exclusivity of certain products, (ii) higher sales deductions, (iii) the unfavorable effect of foreign currencies, primarily in Latin America and Europe, and (iv) the impact of divestitures and discontinuations. These decreases in our revenues were partially offset by: (i) higher gross selling prices and (ii) the incremental sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy.
Operating income for the nine months ended September 30, 2020 and 2019 was $681 million and $873 million, respectively, a decrease in our operating results of $192 million and reflects, among other factors:
•a decrease in contribution of $447 million primarily due to: (i) the decrease in revenues, as previously discussed, and (ii) higher manufacturing variances primarily due to the impacts of the COVID-19 pandemic. The decrease was partially offset by third-party royalty costs;
•a decrease in SG&A of $155 million primarily attributable to: (i) the impacts of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, and (ii) profit protection measures taken to manage and reduce operating expenses during the COVID-19 pandemic;
•a decrease in R&D of $24 million primarily attributable to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed;
•a decrease in Amortization of intangible assets of $189 million primarily attributable to fully amortized intangible assets no longer being amortized in 2020;
•a decrease in Asset impairments of $32 million, primarily related to impairments during the nine months ended September 30, 2019 related to: (i) certain product lines as a result of changes to forecasted sales due to generic competition and other factors and (ii) impairments related to assets being classified as held for sale; and
•an increase in Other expense, net of $131 million primarily attributable to: (i) adjustments related to the settlements of certain litigation matters during the nine months ended September 30, 2020 and (ii) a $10 million upfront payment for IPR&D costs.
Operating income for the nine months ended September 30, 2020 and 2019 was $681 million and $873 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $1,397 million and $1,583 million, Asset impairments of $17 million and $49 million and Share-based compensation of $81 million and $77 million, respectively.
Our Loss before income taxes for the nine months ended September 30, 2020 and 2019 was $540 million and $367 million, respectively, an increase of $173 million. The increase in our Loss before income taxes is primarily attributable to: (i) the decrease in our operating results of $192 million, as previously discussed, (ii) the unfavorable change in Foreign exchange and other of $38 million and (iii) an increase in Loss on extinguishment of debt of $11 million. The increase in our Loss before income taxes was partially offset by a decrease in Interest expense of $66 million.
Net loss attributable to Bausch Health Companies Inc. for the nine months ended September 30, 2020 and 2019 was $407 million and $272 million, respectively, a decrease in our results of $135 million. The decrease in our results was primarily due to the increase in our Loss before income taxes of $173 million, as previously discussed, partially offset by the increase in Benefit from income taxes of $32 million.
RESULTS OF OPERATIONS
Our unaudited operating results for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Revenues
Product sales	$2,111	$2,180	$(69)	$5,734	$6,291	$(557)
Other revenues	27	29	(2)	80	86	(6)
	2,138	2,209	(71)	5,814	6,377	(563)
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	578	571	7	1,565	1,675	(110)
Cost of other revenues	12	13	(1)	39	40	(1)
Selling, general and administrative	572	648	(76)	1,731	1,886	(155)
Research and development	103	123	(20)	333	357	(24)
Amortization of intangible assets	391	475	(84)	1,263	1,452	(189)
Asset impairments	2	33	(31)	17	49	(32)
Restructuring, integration and separation costs	2	4	(2)	13	28	(15)
Acquisition-related contingent consideration	2	3	(1)	26	2	24
Other expense, net	16	10	6	146	15	131
	1,678	1,880	(202)	5,133	5,504	(371)
Operating income	460	329	131	681	873	(192)
Interest income	2	2	—	11	9	2
Interest expense	(374)	(406)	32	(1,155)	(1,221)	66
Loss on extinguishment of debt	—	—	—	(51)	(40)	(11)
Foreign exchange and other	(13)	9	(22)	(26)	12	(38)
Income (loss) before (provision for) benefit from income taxes	75	(66)	141	(540)	(367)	(173)
(Provision for) benefit from income taxes	(5)	18	(23)	133	101	32
Net income (loss)	70	(48)	118	(407)	(266)	(141)
Net loss (income) attributable to noncontrolling interest	1	(1)	2	—	(6)	6
Net income (loss) attributable to Bausch Health Companies Inc.	$71	$(49)	$120	$(407)	$(272)	$(135)
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
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
Our revenues were $2,138 million and $2,209 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $71 million, or 3%. The decrease was primarily driven by: (i) a decrease in net average realized pricing of $33 million primarily in our Salix and Ortho Dermatologics segments, (ii) lower volumes of $28 million primarily in our Diversified Products segment primarily due to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, (iii) the unfavorable effect of foreign currencies of $6 million primarily in Latin America and (iv) the impact of divestitures and discontinuations of $4 million. The decrease in net average realizable pricing reflects, among other things, the impact of the 2019 favorable returns provision adjustment related to past sales on branded and generic products.
As previously discussed, our revenues have been negatively impacted by social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, the negative trend in the revenues of certain of our businesses began to level off and stabilize prior to our third quarter. Presuming there is no material resurgence of the spread of the COVID-19 virus, we anticipate an ongoing, gradual global recovery from the macroeconomic and health care impacts of the pandemic that occurred during the first-half of 2020. We therefore believe that our revenues for the year 2020 will be most impacted by the COVID-19 pandemic in our second quarter, although we experienced some COVID-19 pandemic related declines in the year-over-year revenues in our third quarter, and we expect additional COVID-19 pandemic related declines in the fourth quarter of 2020, in certain of our businesses and geographies. Presuming any reenactment of social restrictions is not significant, we anticipate that our affected businesses could possibly return to pre-pandemic levels as early as late 2020 or in 2021. However, the rates of recovery for each business will vary by geography and will be dependent upon government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus and other actions taken in response to the COVID-19 pandemic.
The changes in our segment revenues and segment profits, including the impacts of COVID-19 pandemic related matters for the three and nine months ended September 30, 2020, are discussed in further detail in the respective subsequent sections “ — Reportable Segment Revenues and Profits”.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
	2020		2019
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,431	100.0%	$3,428	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	164	4.8%	179	5.2%
Returns	17	0.5%	(28)	(0.8)%
Rebates	569	16.6%	550	16.1%
Chargebacks	516	15.0%	495	14.4%
Distribution fees	54	1.6%	52	1.5%
Total provisions	1,320	38.5%	1,248	36.4%
Net product sales	2,111	61.5%	2,180	63.6%
Other revenues	27		29
Revenues	$2,138		$2,209
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 38.5% and 36.4% for the three months ended September 30, 2020 and 2019, respectively, an increase of 2.1 percentage points and includes:
•discounts and allowances as a percentage of gross product sales was lower primarily due to lower discount rates for certain generic products, such as Migranal® AG, Elidel® AG and Uceris® AG, and was partially offset by: (i) a higher discount rate for Glumetza® AG and other products and (ii) the impact of the release the generic Apriso® AG (December 2019);

•returns as a percentage of gross product sales was higher and reflects a lower adjustment in 2020 as compared to 2019 for improving sales return experience. Over the last several years, the Company increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving sales return experience, primarily related to branded and generic products. Included in the product returns provision for the three months ended September 30, 2020 and 2019, are reductions in variable consideration for sales returns related to past sales of approximately $38 million and $80 million, respectively. See Note 3, "REVENUE RECOGNITION" to our unaudited interim Consolidated Financial Statements regarding further details related to product sales provisions;
•rebates as a percentage of gross product sales were higher primarily due to an increase in gross product sales of certain branded products with higher rebate rates such as Jublia®, Trulance® and Xifaxan®, partially offset by: (i) the impact of decreases in gross product sales for products that carry higher contractual rebates and co-pay assistance programs, including the impact of incremental rebates from contractual price increase limitations for promoted products, such as Apriso® as a result of its generic release and (ii) lower rebate rates for branded products such as Wellbutrin® and Siliq®;
•chargebacks as a percentage of gross product sales were higher primarily due to the impact of: (i) higher product sales and higher chargeback rates for certain branded products such as Glumetza® SLX and Xifaxan® and (ii) the impact of the release the generic Apriso® AG (December 2019). The higher chargebacks as a percentage of gross product sales were partially offset by the impact of lower gross product sales of: (i) certain generic products, such as Targretin® AG, Ofloxacin and Cardizem® AG and (ii) certain branded products, such as Nifedical® and Apriso® as a result of its generic release; and
•distribution service fees as a percentage of gross product sales were higher primarily due to the impact of higher gross product sales for products which carry higher distribution service fee rates such as our Glumetza® SLX, Xifaxan®, Trulance® and Jublia® products and was partially offset by the impact of lower gross product sales of our branded product Apriso® as a result of its generic release. Price appreciation credits are offset against the distribution service fees we pay wholesalers. No price appreciation credits were provided during the three months ended September 30, 2020 and 2019.
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
Cost of goods sold was $578 million and $571 million for the three months ended September 30, 2020 and 2019, respectively, an increase of $7 million, or 1%. The increase was primarily driven by: (i) higher manufacturing variances primarily due to the impacts of the COVID-19 pandemic and (ii) changes in product mix. The increase was partially offset by: (i) lower third-party royalty costs and (ii) lower volumes, as previously discussed.
Cost of goods sold as a percentage of product sales revenue was 27.4% and 26.2% for the three months ended September 30, 2020 and 2019, respectively, an increase of 1.2 percentage points. Costs of goods sold as a percentage of Product sales revenue was unfavorably impacted as a result of: (i) changes in product mix, (ii) lower average net selling prices and (iii) higher manufacturing variances primarily due to the impacts of the COVID-19 pandemic. These factors were partially offset by lower third-party royalty costs.
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
SG&A expenses were $572 million and $648 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $76 million, or 12%. The decrease was primarily attributable to: (i) the impacts of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, and (ii) profit protection measures taken to manage and reduce operating expenses during the COVID-19 pandemic and resulted in decreases in: (a) selling expenses, (b) advertising and promotion expenses and (c) compensation expense. Also, SG&A expenses for the three months ended September 30, 2019 included a charge associated with the termination of a certain co-promotional agreement. These decreases in SG&A expenses were offset partially by higher professional fees.
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
R&D expenses were $103 million and $123 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $20 million, or 16%. R&D expenses as a percentage of Product sales were approximately 5% and 6% for the three months ended September 30, 2020 and 2019, respectively, a decrease of 1 percentage point.
As previously discussed, during our second quarter of 2020, certain of our R&D activities were limited and others, including new patient enrollments in clinical trials, were temporarily paused as most trial sites due to government mandated shutdowns were not able to accept new patients. However, during our third quarter of 2020, many of these trial sites began to reopen and we saw the pace of new patient enrollments increasing, getting close to their pre-COVID-19 levels in the U.S. As of the date of this filing, we have not had to make material changes to our development timelines and the pause in our clinical trials have not had a material impact on our operating results; however, a resurgence of the virus could result in unanticipated delays in our ability to conduct new patient enrollments and create other delays which could have a significant adverse effect on our future operating results.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $391 million and $475 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $84 million. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2020.
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
Asset impairments were $2 million and $33 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $31 million. Asset impairments for the three months ended September 30, 2020 include impairments of $2 million reflecting a decrease in forecasted sales of a certain product line. Asset impairments for the three months ended September 30, 2019 include impairments of: (i) $25 million, in aggregate, reflecting decreases in forecasted sales of certain product lines due to generic competition and other factors and (ii) $8 million related to assets being classified as held for sale.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to our intangible assets.
Restructuring, Integration and Separation Costs
Restructuring, integration and separation costs were $2 million and $4 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $2 million.
Restructuring and integration costs
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs are expenses associated with the implementation of these cost savings programs and include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives.
Restructuring and integration costs were $1 million and $4 million and included: (i) $1 million and $3 million of facility closure costs and (ii) $0 and $1 million of severance costs for the three months ended September 30, 2020 and 2019, respectively. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation costs
The Company has incurred, and will incur, costs associated with activities to effectuate the Separation. These activities include: (i) separating the eye-health business from the remainder of the Company and (ii) registering the eye-health business as an independent publicly traded entity. Separation costs are incremental costs directly related to the Separation and include, but are not limited to: (i) legal, audit and advisory fees, (ii) employee hiring, relocation and travel costs and (iii) costs associated with establishing a new board of directors and audit committee. Separation costs were $1 million for the three months ended September 30, 2020. The Company is in the planning phase of the Separation and the extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
See Note 5, "RESTRUCTURING, INTEGRATION AND SEPARATION COSTS" to our unaudited interim Consolidated Financial Statements for further details regarding these actions.
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
Acquisition-related contingent consideration was a loss of $2 million for the three months ended September 30, 2020, and included accretion for the time value of money of $6 million, partially offset by net fair value adjustments of $4 million. Acquisition-related contingent consideration was a loss of $3 million for the three months ended September 30, 2019, and included accretion for the time value of money of $5 million, partially offset by net fair value adjustments of $2 million.
Other Expense, Net
Other expense, net for the three months ended September 30, 2020 and 2019 consists of the following:

	Three Months Ended September 30,
(in millions)	2020	2019
Net gain on sale of assets	$—	$(1)
Acquired in-process research and development costs	12	1
Litigation and other matters	4	9
Other, net	—	1
	$16	$10
For the three months ended September 30, 2020, Acquired in process research and development costs includes the $10 million upfront payment for the Option to acquire all ophthalmology assets of Allegro as previously discussed. See Note 4, "ACQUISITION, LICENSING AGREEMENTS AND ASSETS HELD FOR SALE" to our unaudited interim Consolidated Financial Statements for further details.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt premiums, discounts and deferred issuance costs on indebtedness under our credit facilities and notes and the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company's cross-currency swaps.

Interest expense was $374 million and $406 million, and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $13 million and $17 million, for the three months ended September 30, 2020 and 2019, respectively. Interest expense for the three months ended September 30, 2020 decreased $32 million, or 8%, as compared to the three months ended September 30, 2019, primarily due to: (i) a lower weighted average stated rate of interest, partially offset by higher outstanding principal balances, and (ii) a benefit related to the Company's cross-currency swaps. The weighted average stated rate of interest as of September 30, 2020 and 2019 was 5.94% and 6.39%, respectively.
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
Foreign Exchange and Other
Foreign exchange and other primarily includes: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts. Foreign exchange and other was a loss of $13 million and a gain of $9 million for the three months ended September 30, 2020 and 2019, respectively, an unfavorable net change of $22 million.
Income Taxes
Provision for income taxes was $5 million for the three months ended September 30, 2020 as compared to a Benefit from income taxes of $18 million for the three months ended September 30, 2019 an unfavorable change of $23 million. Our effective income tax rate for the three months ended September 30, 2020 and 2019 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) tax law changes, (b) adjustments for book to income tax return provisions and (c) changes in uncertain tax positions.
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
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, Acquired in-process research and development costs, Restructuring, integration and separation costs, Acquisition-related contingent consideration costs and Other expense (income), net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 19, "SEGMENT INFORMATION" to our unaudited interim Consolidated Financial Statements for a reconciliation of segment profit to Income (loss) before income taxes.

The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended September 30, 2020 and 2019. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020		2019		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$1,169	55%	$1,175	53%	$(6)	(1)%
Salix	496	23%	551	25%	(55)	(10)%
Ortho Dermatologics	144	7%	147	7%	(3)	(2)%
Diversified Products	329	15%	336	15%	(7)	(2)%
Total revenues	$2,138	100%	$2,209	100%	$(71)	(3)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$336	29%	$333	28%	$3	1%
Salix	360	73%	375	68%	(15)	(4)%
Ortho Dermatologics	70	49%	58	39%	12	21%
Diversified Products	248	75%	246	73%	2	1%
Total segment profits	$1,014	47%	$1,012	46%	$2	—%
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

The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (Non-GAAP) for the three months ended September 30, 2020 and 2019 by segment.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Bausch + Lomb/International	$1,169	$7	$1,176	$1,175	$(3)	$1,172	$4	—%
Salix	496	—	496	551	—	551	(55)	(10)%
Ortho Dermatologics	144	(1)	143	147	—	147	(4)	(3)%
Diversified Products	329	—	329	336	(1)	335	(6)	(2)%
Total	$2,138	$6	$2,144	$2,209	$(4)	$2,205	$(61)	(3)%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product group representing 10% or more of its product sales. The Bausch + Lomb/International segment revenue was $1,169 million and $1,175 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $6 million, or 1%. The decrease was primarily attributable to: (i) the unfavorable effect of foreign currencies of $7 million, primarily in Latin America, and (ii) the impact of divestitures and discontinuations of $3 million, related to the divestiture and discontinuance of several products. These decreases were partially offset by an increase in average net realized pricing of $4 million.
The volumes of our Bausch + Lomb/International segment were relatively unchanged for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, as increases in U.S. volumes were offset by decreases in international volumes. In the U.S. the increase was driven by our U.S. Vision Care and U.S. Consumer businesses and were only partially offset by decreases in our U.S. Ophtho business. Internationally the decrease was driven across all of our international eye-health businesses and was partially offset by increases in the volumes of our International pharmaceuticals business. During the first and second quarter, volumes for our Bausch + Lomb/International segment were negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed. However, as governments began lifting social restrictions, the negative trend in the revenues of these businesses began to level off and stabilize prior to our third quarter. Presuming there is no material resurgence of the spread of the COVID-19 virus, we anticipate an ongoing, gradual global recovery from the macroeconomic and healthcare impacts of the pandemic that occurred during the first-half of 2020. We therefore believe that our revenues for the year 2020 will be most impacted by the COVID-19 pandemic in our second quarter. Although we experienced additional COVID-19 pandemic related declines in year-over-year revenues in certain geographies during our third quarter, presuming any reenactment of social restrictions is not significant, we anticipate that our affected businesses could possibly return to pre-pandemic levels as early as late 2020 or in 2021.
Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for three months ended September 30, 2020 and 2019 was $336 million and $333 million, respectively, an increase of $3 million, or 1%. The increase was primarily driven by decreases in SG&A expenses partially offset by the decrease in contribution as a result of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed.
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for 77% and 72% of the Salix segment product sales and 18% of the Company's product sales for both the three months ended September 30, 2020 and 2019. No other single product group represents 10% or more of the Salix segment product sales. Salix segment revenue for the three months ended September 30, 2020 and 2019 was $496 million and $551 million, respectively, a decrease of $55 million, or 10%. The decrease is a result of decreases in: (i) average realized pricing of $43 million and (ii) volume of $12 million. The decrease in average realized pricing was primarily attributable to higher sales deductions, primarily for Glumetza® SLX. The decrease in volumes was primarily due to: (i) the impact of generic competition as certain products, such as Apriso®, lost exclusivity and (ii) social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed.

Salix Segment Profit
The Salix segment profit for the three months ended September 30, 2020 and 2019 was $360 million and $375 million, respectively, a decrease of $15 million, or 4%. The decrease was primarily driven by the decrease in contribution as a result of the decrease in revenue, as previously discussed, partially offset by decreases in SG&A expenses due to: (i) COVID-19 pandemic related matters, as previously discussed, and (ii) a charge associated with the termination of a certain co-promotional agreement during the three months ended September 30, 2019.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment revenue for the three months ended September 30, 2020 and 2019 was $144 million and $147 million, respectively, a decrease of $3 million, or 2%. The decrease is a result of a decrease in average realized pricing of $23 million, as a result of higher sales deductions in our medical dermatology products, partially offset by: (i) an increase in volume of $19 million and (ii) the favorable effect of foreign currencies of $1 million. The increase in volume is primarily due to increased demand of Thermage FLX® partially offset by: (i) the impact of generic competition as certain products, such as Elidel®, Solodyn® and Zovirax® lost exclusivity and (ii) the impacts of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the three months ended September 30, 2020 and 2019 was $70 million and $58 million, respectively, an increase of $12 million, or 21%. The increase was primarily driven by decreases in: (i) selling expenses and (ii) R&D expenses due to COVID-19 pandemic related matters, as previously discussed.
Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020		2019		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$81	25%	$64	19%	$17	27%
Aplenzin®	26	8%	22	7%	4	18%
Ativan® Franchise	22	7%	9	3%	13	144%
Arestin®	17	5%	22	7%	(5)	(23)%
Neo/Poly/HC Otic	15	5%	5	1%	10	200%
Pepcid®	11	3%	—	—%	11	—%
Tobramycin/Dexamethasone	8	2%	7	2%	1	14%
Diastat® Franchise	8	2%	12	4%	(4)	(33)%
Mysoline®	8	2%	4	1%	4	100%
Xenazine® Franchise	7	2%	11	3%	(4)	(36)%
Other product revenues	124	38%	170	50%	(46)	(27)%
Other revenues	2	1%	10	3%	(8)	(80)%
Total Diversified Products revenues	$329	100%	$336	100%	$(7)	(2)%
The Diversified Products segment revenue for the three months ended September 30, 2020 and 2019 was $329 million and $336 million, respectively, a decrease of $7 million, or 2%. The decrease was primarily driven by: (i) a decrease in volume of $35 million and (ii) the impact of divestitures and discontinuations of $1 million, partially offset by an increase in average realized pricing of $29 million, primarily attributable to lower sales deductions. The decrease in volume was primarily attributable to: (i) the impact of generic competition as certain products in our Neurology and Other business, such as Migranal®, Isuprel®, Cuprimine®, Syprine® and Xenazine®, lost exclusivity and (ii) the postponement of certain surgeries and elective medical procedures in response to the COVID-19 pandemic primarily impacting our Dentistry business.

Diversified Products Segment Profit
The Diversified Products segment profit for three months ended September 30, 2020 and 2019 was $248 million and $246 million, respectively, an increase of $2 million, or 1%.
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Revenues
Our revenue was $5,814 million and $6,377 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $563 million, or 9%. The decrease was primarily driven by: (i) lower volumes of $495 million primarily in our Bausch + Lomb/International and Diversified Products segments primarily due to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, (ii) higher sales deductions of $183 million primarily in our Salix segment and includes the unfavorable impact of the 2019 favorable returns provision adjustment related to past sales on branded and generic products, (iii) the unfavorable effect of foreign currencies of $51 million primarily in Latin America and Europe and (iv) the impact of divestitures and discontinuations of $15 million. The decreases in our revenues were partially offset by: (i) higher gross selling prices of $168 million primarily in our Salix and Bausch + Lomb/International segments and (ii) the incremental product sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy of $13 million.
As previously discussed, our revenues have been negatively impacted by social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, the negative trend in the revenues of certain of our businesses began to level off and stabilize prior to our third quarter. Presuming there is no material resurgence of the spread of the COVID-19 virus, we anticipate an ongoing, gradual global recovery from the macroeconomic and health care impacts of the pandemic that occurred during the first-half of 2020. We therefore believe that our revenues for the year 2020 will be most impacted by the COVID-19 pandemic in our second quarter, although we experienced some COVID-19 pandemic related declines in the year-over-year revenues in our third quarter, and we expect additional COVID-19 pandemic related declines in the fourth quarter of 2020, in certain of our businesses and geographies. Presuming any reenactment of social restrictions is not significant, we anticipate that our affected businesses could possibly return to pre-pandemic levels as early as late 2020 or in 2021. However, the rates of recovery for each business will vary by geography and will be dependent upon government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus and other actions taken in response to the COVID-19 pandemic.
The changes in our segment revenues and segment profits, including the impacts of COVID-19 pandemic related matters for the three and nine months ended September 30, 2020, are discussed in further detail in the respective subsequent sections “ — Reportable Segment Revenues and Profits”.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020		2019
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$9,431	100.0%	$10,151	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	457	4.8%	585	5.8%
Returns	71	0.8%	50	0.5%
Rebates	1,587	16.8%	1,650	16.2%
Chargebacks	1,433	15.2%	1,425	14.0%
Distribution fees	149	1.6%	150	1.5%
Total provisions	3,697	39.2%	3,860	38.0%
Net product sales	5,734	60.8%	6,291	62.0%
Other revenues	80		86
Revenues	$5,814		$6,377

Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 39.2% and 38.0% for the nine months ended September 30, 2020 and 2019, respectively, an increase of 1.2 percentage points and includes:
•discounts and allowances as a percentage of gross product sales was lower primarily due to lower discount rates for certain generic products, such as Glumetza® AG, Migranal® AG and Syprine® AG, partially offset by the impact of the release of the generic Apriso® AG (December 2019);
•returns as a percentage of gross product sales was higher and reflects a lower adjustment in 2020 as compared to 2019 for improving sales return experience. Over the last several years, the Company increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving sales return experience, primarily related to branded and generic products. Included in the product sales return provisions for the nine months ended September 30, 2020 and 2019 are reductions in variable consideration for sales returns related to past sales of approximately $38 million and $80 million, during the three months ended September 30, 2020 and 2019, respectively. See Note 3, "REVENUE RECOGNITION" to our unaudited interim Consolidated Financial Statements regarding further details related to product sales provisions;
•rebates as a percentage of gross product sales were higher primarily due the impact of: (i) increases in gross product sales for products that carry higher contractual rebates and co-pay assistance programs, including the impact of incremental rebates from contractual price increase limitations for promoted products, such as Xifaxan® and Jublia®, (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, and (iii) rebates associated with our Duobrii® product launched in June 2019, partially offset by decreases in gross product sales for products which carry higher rebate rates, such as Apriso® as a result of its generic release, Lotemax® Suspension and Lotemax® Gel;
•chargebacks as a percentage of gross product sales were higher primarily due to the impact of: (i) higher chargeback rates and gross product sales for Glumetza® SLX, Xifaxan® and Nifediac® and (ii) the release of the generic Apriso® AG (December 2019). The higher chargebacks as a percentage of gross product sales were partially offset by the impact of lower gross product sales of: (i) certain generic products, such as Glumetza® AG, Targretin® AG, Syprine® AG and Ofloxacin and (ii) the branded product Nifedical®; and
•distribution service fees as a percentage of gross product sales were higher due to the impact of: (i) higher sales of a limited number of branded products, such as Xifaxan®, (ii) higher gross product sales and higher distribution service fee rates associated with our Glumetza® SLX and Wellbutrin® products and (iii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy. The higher distribution service fees as a percentage of gross product sales were partially offset by the impact of lower gross product sales of certain branded products, such as Apriso® as a result of its generic release. Price appreciation credits are offset against the distribution service fees we pay wholesalers and were $4 million and $0 for the nine months ended September 30, 2020 and 2019, respectively.
Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $1,565 million and $1,675 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $110 million, or 7%. The decrease was primarily driven by: (i) lower volumes, as previously discussed, (ii) lower third-party royalty costs and (iii) the favorable impact of foreign currencies. The decrease was partially offset by: (i) higher manufacturing variances primarily due to the impacts of the COVID-19 pandemic and (ii) changes in product mix.
Cost of goods sold as a percentage of product sales revenue was 27.3% and 26.6% for the nine months ended September 30, 2020 and 2019, respectively, an increase of 0.7 percentage points. Costs of goods sold as a percentage of Product sales revenue was unfavorably impacted as a result of: (i) changes in product mix and (ii) higher manufacturing variances primarily due to the impacts of the COVID-19 pandemic. These factors were partially offset by lower third-party royalty costs.
Selling, General and Administrative Expenses
SG&A expenses were $1,731 million and $1,886 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $155 million, or 8%. The decrease was primarily attributable to: (i) the impacts of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, and (ii)

profit protection measures taken to manage and reduce operating expenses during the COVID-19 pandemic and resulted in decreases in: (a) advertising and promotion expenses and (b) selling expenses. Also, SG&A expenses for the nine months ended September 30, 2019 included a charge associated with the termination of a certain co-promotional agreement.
Research and Development
R&D expenses were $333 million and $357 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $24 million, or 7%. R&D expenses as a percentage of Product sales were approximately 6% and 6% for the nine months ended September 30, 2020 and 2019, respectively.
As previously discussed, during our second quarter of 2020, certain of our R&D activities were limited and others, including new patient enrollments in clinical trials, were temporarily paused as most trial sites due to government mandated shutdowns were not able to accept new patients. However, during our third quarter of 2020, many of these trial sites began to reopen and we saw the pace of new patient enrollments increasing, getting close to their pre-COVID-19 levels in the U.S. As of the date of this filing, we have not had to make material changes to our development timelines and the pause in our clinical trials have not had a material impact on our operating results; however, a resurgence of the virus could result in unanticipated delays in our ability to conduct new patient enrollments and create other delays which could have a significant adverse effect on our future operating results.
Amortization of Intangible Assets
Amortization of intangible assets was $1,263 million and $1,452 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $189 million, or 13%. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2020. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
Asset Impairments
Asset impairments were $17 million and $49 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $32 million. Asset impairments for the nine months ended September 30, 2020 include impairments of: (i) $16 million, in aggregate, due to decreases in forecasted sales of a certain product lines and (ii) $1 million, in aggregate, related to the discontinuance of certain product lines not aligned with the focus of the Company's core businesses. Asset impairments for the nine months ended September 30, 2019 include impairments of: (i) $38 million reflecting decreases in forecasted sales of certain product lines due to generic competition and other factors, (ii) $8 million related to assets being classified as held for sale and (iii) $3 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to our intangible assets.
Restructuring, Integration and Separation Costs
Restructuring, integration and separation costs were $13 million and $28 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $15 million.
Restructuring and integration costs
Restructuring and integration costs were $12 million and $28 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $16 million. During the nine months ended September 30, 2020 these costs included: (i) $7 million of facility closure costs and (ii) $5 million of severance costs. During the nine months ended September 30, 2019, these costs included: (i) $11 million of severance and other costs associated with the acquisition of certain assets of Synergy, (ii) $9 million of facility closure costs and (iii) $8 million of other severance costs. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation Costs
In connection with the Separation, we incurred separation costs of $1 million for the nine months ended September 30, 2020.
See Note 5, "RESTRUCTURING, INTEGRATION AND SEPARATION COSTS" to our unaudited interim Consolidated Financial Statements for further details regarding these actions.

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration was a loss of $26 million for the nine months ended September 30, 2020 and included: (i) accretion for the time value of money of $17 million and (ii) net fair value adjustments of $9 million. Acquisition-related contingent consideration was a loss of $2 million for the nine months ended September 30, 2019, and included accretion for the time value of money of $16 million, partially offset by net fair value adjustments of $14 million.
See Note 6, "FAIR VALUE MEASUREMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Other Expense, Net
Other expense, net for the nine months ended September 30, 2020 and 2019 consists of the following:

	Nine Months Ended September 30,
(in millions)	2020	2019
Net gain on sale of assets	$(1)	$(10)
Acquired in-process research and development costs	20	9
Acquisition-related costs	—	8
Litigation and other matters	127	12
Other, net	—	(4)
	$146	$15
For the nine months ended September 30, 2020, Litigation and other matters includes adjustments related to the U.S. Securities Litigation, the SEC Investigation and the Canadian Securities Litigation and related opt-outs. Litigation and other matters also includes an insurance recovery related to a certain litigation matter. See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements for further details regarding this and other litigation matters. For the nine months ended September 30, 2020, Acquired in process research and development costs includes the $10 million upfront payment for the Option to acquire all ophthalmology assets of Allegro, as previously discussed. See Note 4, "ACQUISITION, LICENSING AGREEMENTS AND ASSETS HELD FOR SALE" to our unaudited interim Consolidated Financial Statements for further details.
Non-Operating Income and Expense
Interest Expense
Interest expense was $1,155 million and $1,221 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $45 million and $49 million for the nine months ended September 30, 2020 and 2019, respectively. Interest expense decreased $66 million, or 5%, primarily due to: (i) a lower weighted average interest rate, partially offset by higher outstanding principal balances, and (ii) a benefit related to the Company's cross-currency swaps. The weighted average stated rate of interest as of September 30, 2020 and 2019 was 5.94% and 6.39%, respectively.
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
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $51 million and $40 million for the nine months ended September 30, 2020 and 2019, respectively, primarily associated with a series of transactions which allowed us to refinance portions of our debt arrangements.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.

Foreign Exchange and Other
Foreign exchange and other was a loss of $26 million and a gain of $12 million for the nine months ended September 30, 2020 and 2019, respectively, an unfavorable net change of $38 million primarily due to: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Income Taxes
Benefit from income taxes was $133 million and $101 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $32 million. Our effective income tax rate for the nine months ended September 30, 2020 and 2019 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) the release of a valuation allowance, (b) tax law changes, (c) adjustments for book to income tax return provisions and (d) changes in uncertain tax positions.
See Note 16, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the nine months ended September 30, 2020 and 2019. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020		2019		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$3,166	54%	$3,501	55%	$(335)	(10)%
Salix	1,377	24%	1,505	24%	(128)	(9)%
Ortho Dermatologics	393	7%	407	6%	(14)	(3)%
Diversified Products	878	15%	964	15%	(86)	(9)%
Total revenues	$5,814	100%	$6,377	100%	$(563)	(9)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$830	26%	$989	28%	$(159)	(16)%
Salix	968	70%	995	66%	(27)	(3)%
Ortho Dermatologics	156	40%	156	38%	—	—%
Diversified Products	634	72%	714	74%	(80)	(11)%
Total segment profits	$2,588	45%	$2,854	45%	$(266)	(9)%
The following table presents organic revenue (non-GAAP) and the year-over-year changes in organic revenue (non-GAAP) for the nine months ended September 30, 2020 and 2019 by segment. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “Reportable Segment Revenues and Profits”.

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Acquisition	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Bausch + Lomb/International	$3,166	$51	$—	$3,217	$3,501	$(14)	$3,487	$(270)	(8)%
Salix	1,377	—	(13)	1,364	1,505	—	1,505	(141)	(9)%
Ortho Dermatologics	393	—	—	393	407	—	407	(14)	(3)%
Diversified Products	878	—	—	878	964	(1)	963	(85)	(9)%
Total	$5,814	$51	$(13)	$5,852	$6,377	$(15)	$6,362	$(510)	(8)%

Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment revenue was $3,166 million and $3,501 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $335 million, or 10%. The decrease was primarily attributable to: (i) a decrease in volume of $312 million, as discussed below, (ii) the unfavorable effect of foreign currencies of $51 million, primarily in Latin America and Europe and (iii) the impact of divestitures and discontinuations of $14 million. These decreases were partially offset by an increase in average realized pricing of $42 million, primarily driven by our Global Consumer and International Rx businesses.
The volumes of our Bausch + Lomb/International segment were negatively impacted, primarily in Europe, Asia and the U.S., by social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed. The postponement of certain surgical and elective medical procedures related to the COVID-19 pandemic, and associated declines in pre- and post-operative prescriptions, negatively impacted the volumes of our Global Ophthalmology and Global Surgical businesses. The reduction in the consumption of contact lenses worldwide due to limited social interactions and in some regions government recommended use of frames, negatively impacted the volumes of our Global Vision Care business. During our first quarter, certain customers engaged in "pantry-loading" which along with stay-at-home orders, negatively impacted the volumes of our Global Consumer business for our second quarter. However, as governments began lifting social restrictions, the negative trend in the revenues of these businesses began to level off and stabilize prior to our third quarter. Presuming there is no material resurgence of the spread of the COVID-19 virus, we anticipate an ongoing, gradual global recovery from the macroeconomic and healthcare impacts of the pandemic that occurred during the first-half of 2020. We therefore believe that our revenues for the year 2020 will be most impacted by the COVID-19 pandemic in our second quarter. Although we experienced additional COVID-19 pandemic related declines in year-over-year revenues in certain geographies during our third quarter, presuming any reenactment of social restrictions is not significant, we anticipate that our affected businesses could possibly return to pre-pandemic levels as early as late 2020 or in 2021.
Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for the nine months ended September 30, 2020 and 2019 was $830 million and $989 million, respectively, a decrease of $159 million, or 16%. The decrease was primarily driven by the decrease in contribution as a result of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, partially offset by lower SG&A expenses.
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for 78% and 70% of the Salix segment product sales and 19% and 17% of the Company's product sales for the nine months ended September 30, 2020 and 2019, respectively. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the nine months ended September 30, 2020 and 2019 was $1,377 million and $1,505 million, respectively, a decrease of $128 million, or 9%. The decrease includes: (i) a decrease in average realized pricing of $91 million, primarily attributable to higher sales deductions for Glumetza® SLX partially offset by higher gross selling prices for Xifaxan®, and (ii) a decrease in volume of $50 million primarily attributable to the decrease in demand for Apriso® due to loss of exclusivity. The decrease in revenue was partially offset by sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy of $13 million.
Salix Segment Profit
The Salix segment profit for the nine months ended September 30, 2020 and 2019 was $968 million and $995 million, respectively, a decrease of $27 million, or 3%. The decrease was primarily driven by the decrease in contribution as a result of the decrease in revenue, as previously discussed, partially offset by: (i) decreases in SG&A expenses due to: (a) COVID-19 pandemic related matters, as previously discussed, and (b) a charge associated with the termination of a certain co-promotional agreement during the three months ended September 30, 2019 and (ii) the contribution from the sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy.

Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment revenue for the nine months ended September 30, 2020 and 2019 was $393 million and $407 million, respectively, a decrease of $14 million, or 3%. The decrease was primarily attributable to a decrease in average realized pricing of $20 million partially offset by an increase in volume of $6 million. The decrease in average realized pricing was the result of higher sales deductions in our medical dermatology products. The increase in volume was primarily due to increased demand of Thermage FLX® and was partially offset by the impact of generic competition as certain products, such as Elidel®, Zovirax® and Solodyn®, lost exclusivity.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the nine months ended September 30, 2020 and 2019 was $156 million and $156 million, respectively. Segment profit was flat due to the decrease in contribution as a result of the decrease in revenue, as previously discussed, being offset by a decreases in: (i) selling expenses and (ii) R&D expenses.
Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020		2019		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$204	23%	$183	19%	$21	11%
Aplenzin®	75	9%	59	6%	16	27%
Arestin®	42	5%	64	7%	(22)	(34)%
Ativan® Franchise	37	4%	34	4%	3	9%
Neo/Poly/HC Otic	31	4%	17	2%	14	82%
Tobramycin/Dexamethasone	27	3%	23	2%	4	17%
Xenazine® Franchise	23	3%	29	3%	(6)	(21)%
Diastat® Franchise	22	3%	25	3%	(3)	(12)%
Migranal® Franchise	20	2%	40	4%	(20)	(50)%
Pepcid®	19	2%	1	—%	18	1,800%
Other product revenues	369	41%	474	48%	(105)	(22)%
Other revenues	9	1%	15	2%	(6)	(40)%
Total Diversified Products revenues	$878	100%	$964	100%	$(86)	(9)%
The Diversified Products segment revenue for the nine months ended September 30, 2020 and 2019 was $878 million and $964 million, respectively, a decrease of $86 million, or 9%. The decrease was primarily driven by: (i) a decrease in volume of $139 million and (ii) the impact of divestitures and discontinuations of $1 million. The decrease was partially offset by an increase in average realized pricing of $54 million due to lower sales deductions and higher gross selling prices. The decrease in volume was primarily attributable to: (i) the impact of generic competition as certain products in our Neurology and Other business, such as Cuprimine®, Migranal®, Syprine®, Isuprel® and Xenazine®, lost exclusivity and (ii) the postponement of certain surgeries and elective medical procedures in response to the COVID-19 pandemic primarily impacting our Dentistry business.
Diversified Products Segment Profit
The Diversified Products segment profit for the nine months ended September 30, 2020 and 2019 was $634 million and $714 million, respectively, a decrease of $80 million, or 11% and was primarily driven by the decrease in revenue, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
(in millions)	2020	2019	Change
Net loss	$(407)	$(266)	$(141)
Adjustments to reconcile net loss to net cash provided by operating activities	1,510	1,645	(135)
Cash provided by operating activities before changes in operating assets and liabilities	1,103	1,379	(276)
Changes in operating assets and liabilities	(386)	(112)	(274)
Net cash provided by operating activities	717	1,267	(550)
Net cash used in investing activities	(177)	(334)	157
Net cash used in financing activities	(1,791)	(812)	(979)
Effect of exchange rate on cash and cash equivalents	(5)	(17)	12
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,256)	104	(1,360)
Cash, cash equivalents and restricted cash, beginning of period	3,244	723	2,521
Cash, cash equivalents and restricted cash, end of period	$1,988	$827	$1,161
Operating Activities
Net cash provided by operating activities was $717 million and $1,267 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $550 million. The decrease was attributable to net decreases in Cash provided by operating activities before changes in operating assets and liabilities and Changes in operating assets and liabilities.
Cash provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2020 and 2019 was $1,103 million and $1,379 million, respectively, a decrease in cash of $276 million. The decrease is primarily attributable to: (i) the negative impacts to our operating results associated with the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, (ii) higher payments of legal settlements in 2020 as compared to 2019 of $78 million and (iii) the upfront payment in September 2020 for the option to acquire all ophthalmology assets of Allegro of $10 million, previously discussed.
Changes in operating assets and liabilities resulted in a net decrease in cash of $386 million and $112 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease in cash of $274 million. During the nine months ended September 30, 2020, Changes in operating assets and liabilities was negatively impacted by: (i) the timing of other payments in the ordinary course of business of $345 million and (ii) an increase in inventories of $178 million and was partially offset by: (i) an increase in accrued interest due to timing of payments of $70 million and (ii) the collection of trade receivables of $67 million. During the nine months ended September 30, 2019, Changes in operating assets and liabilities was negatively impacted by: (i) an increase in inventories of $205 million and (ii) the timing of other payments in the ordinary course of business of $132 million and was partially offset by: (i) an increase in accrued interest due to timing of payments of $115 million and (ii) the collection of trade receivables of $110 million. Pursuant to our credit agreements, a greater portion of our cash interest is scheduled for payment in our second and fourth quarters as opposed to our first and third quarters.
Investing Activities
Net cash used in investing activities was $177 million for the nine months ended September 30, 2020 and was driven by Purchases of property, plant and equipment of $222 million offset by: (i) Interest settlements from cross-currency swaps of $23 million and (ii) Proceeds from sale of assets and businesses, net of costs to sell of $21 million primarily related to the receipt of a milestone payment associated with a prior year divestiture.
Net cash used in investing activities was $334 million for the nine months ended September 30, 2019 and was driven by: (i) Purchases of property, plant and equipment of $192 million and (ii) Acquisition of businesses, net of cash acquired of $180 million related to the acquisition of certain assets of Synergy. Net cash used in investing activities was partially offset by Proceeds from sale of assets and businesses, net of costs to sell of $44 million, primarily related to the receipt of a milestone payment associated with a prior year divestiture.

Financing Activities
Net cash used in financing activities was $1,791 million for the nine months ended September 30, 2020 and was primarily driven by repayments of long-term debt, net of issuances and related discounts, of $1,686 million. These repayments include $1,240 million of May 2023 Unsecured Notes, which was previously financed as part of the December 2019 Financing and Refinancing Transactions.
Net cash used in financing activities was $812 million for the nine months ended September 30, 2019 and was primarily driven by repayments of long-term debt, net of issuances and related discounts, of $718 million.
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
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $24,343 million and $25,895 million as of September 30, 2020 and December 31, 2019, respectively. Aggregate contractual principal amounts due under our debt obligations were $24,601 million and $26,188 million as of September 30, 2020 and December 31, 2019, respectively, a decrease of $1,587 million during the nine months ended September 30, 2020. The decrease was primarily driven by net debt repayments previously discussed under "Cash Flows - Financing Activities".
Our prepayment and refinancings of debt over the last four years translate into lower repayments of principal over the next four years, which, in turn, we believe will permit more cash flows to be directed toward developing our core assets, identifying new product opportunities and repaying additional debt amounts. The mandatory scheduled principal repayments of our debt obligations as of September 30, 2020, were as follows:

(in millions)
2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	Total
$—	$—	$—	2,404	$2,303	$10,632	$1,500	$2,250	$2,012	$2,250	$1,250	$24,601
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
As of September 30, 2020, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 3.15% and 2.90% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2020, the aggregate remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $680 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of September 30, 2020, the stated rate of interest on the 2023 Revolving Credit Facility was 3.15% per annum. As of September 30, 2020, the Company had no outstanding borrowings, $107 million of issued and outstanding letters of credit and remaining availability of $1,118 million under its 2023 Revolving Credit Facility. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
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
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $2,552 million and total liabilities of $1,036 million as of September 30, 2020, and revenues of $981 million and operating income of $51 million for the nine months ended September 30, 2020.
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
Since 2017 through the date of this filing, the Company completed several actions which included using cash flows from operations to repay debt and refinancing debt with near-term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with the financial maintenance covenant. As of September 30, 2020, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast as adjusted for the potential impacts of the COVID-19 pandemic, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of this Form 10-Q.
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
On August 6, 2020, the Company announced that it intends to separate its eye-health business into an independent publicly traded entity (“Bausch + Lomb”) from the remainder of Bausch Health. Management is in the initial phase of planning the Separation and is still assessing the overall capitalization structure.
Weighted Average Interest Rate
The weighted average stated rate of interest of the Company's outstanding debt as of September 30, 2020 and December 31, 2019 was 5.94% and 6.21%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Credit Ratings
As of November 3, 2020, the credit ratings and outlook from Moody's, Standard & Poor's and Fitch for certain outstanding obligations of the Company were as follows:

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
In addition to our working capital requirements, as of September 30, 2020, we expect our primary cash requirements during the remainder of 2020 to be as follows:
•Debt service—We expect to make interest payments of approximately $393 million during the remainder of 2020. In addition, on October 29, 2020, the Company issued an unconditional notice of redemption to redeem: (i) $99 million of May 2023 Unsecured Notes and (ii) $51 million of March 2023 Unsecured Notes, on November 30, 2020. As a result of prepayments and a series of refinancing transactions we have reduced and extended the maturities of a substantial portion of our long-term debt. We have no debt maturities or mandatory amortization payments due until 2023. We may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our 2023 Revolving Credit Facility to meet business needs;
•IT Infrastructure Investment—We expect to make payments of approximately $8 million for licensing, maintenance and other costs associated with our IT infrastructure improvement projects during the remainder of 2020;
•Capital expenditures—We expect to make payments of approximately $50 million for property, plant and equipment during the remainder of 2020;

•Contingent consideration payments—We expect to make contingent consideration and other approval/sales-based milestone payments of approximately $13 million during the remainder of 2020;
•Restructuring, integration and other transaction payments—We expect to make payments of approximately $5 million during the remainder of 2020 for employee separation costs and lease termination obligations associated with restructuring and integration actions and other transactions we have taken through September 30, 2020;
•Benefit obligations—We expect to make payments under our pension and postretirement obligations of approximately $4 million during the remainder of 2020; and
•U.S. Securities Litigation Settlement—As more fully discussed in Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements, in December 2019, we announced that we had agreed to resolve the U.S. Securities Litigation for $1,210 million, subject to final court approval. Once approved by the court, the settlement will resolve and discharge all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. This settlement, once approved by the court, will resolve the most significant of the Company's remaining legacy legal matters and eliminate a material uncertainty regarding our Company. As of September 30, 2020, Restricted cash includes $1,010 million of payments into an escrow fund under the terms of a settlement agreement regarding the U.S. Securities Litigation. An additional $100 million was paid into this escrow fund during October 2020. On January 27, 2020, the court preliminarily approved the settlement. A final settlement approval hearing was held on May 27, 2020, and the settlement remains subject to final court approval. The balance of the settlement will be paid in accordance with the payment schedule outlined in the settlement agreement.
Costs of Separation
As previously discussed, with the goal of unlocking additional Company value, on August 6, 2020, the Company announced that it intends to separate its eye-health business into an independent publicly traded entity. The Company has incurred, and will incur, costs associated with activities to effectuate the Separation. These activities include: (i) separating the eye-health business from the remainder of the Company and (ii) registering the eye-health business as an independent publicly traded entity. Separation costs are incremental costs directly related to the Separation and include, but are not limited to: (i) legal, audit and advisory fees, (ii) employee hiring, relocation and travel costs and (iii) costs associated with establishing a new board of directors and audit committee. The Company has also incurred, and will incur, separation-related costs which are incremental costs indirectly related to the Separation. Separation-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. As of the date of this filing, we are in the planning phase of the Separation and future payments for separation costs and separation-related costs cannot be reasonably estimated at this time and could be material.
Future Cost Savings Programs
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
Acquisition of All Ophthalmology Assets of Allegro
As previously discussed, on September 21, 2020, we announced that we entered into an agreement which provides us an option to acquire all ophthalmology assets of Allegro. Among the assets to be acquired, if the Option is exercised, is the worldwide rights to risuteganib (Luminate®), Allegro's lead investigational compound in retina, which is believed to simultaneously act on the angiogenic, inflammatory and mitochondrial metabolic pathways implicated in diseases such as intermediate dry Age-related Macular Degeneration ("AMD"). A U.S. Phase 2a study with risuteganib in intermediate dry AMD met its primary endpoint of vision recovery and Phase 3 testing is in the planning stages. Aggregate payments under the Option are up to $50 million and include an upfront payment of $10 million and a second payment of $40 million should Allegro raise additional funding. During the three months ended September 30, 2020, we made and expensed the upfront payment of $10 million as acquired IPR&D. If the Option is exercised, additional payments to acquire all of the ophthalmology assets of Allegro will be due over time.

Future Litigation Payments
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
Future Licensing Payments
In the ordinary course of business, the Company may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products primarily in the U.S. and Canada. In connection with these agreements, the Company may pay an upfront fee to secure the agreement. See Note 4, "ACQUISITION, LICENSING AGREEMENTS AND ASSETS HELD FOR SALE" to our unaudited interim Consolidated Financial Statements. Payments associated with the upfront fee for these agreements cannot be reasonably estimated at this time and could be material.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources. The following table summarizes our contractual obligations related to our long-term debt, including interest, as of September 30, 2020:

(in millions)	Total	Remainder of 2020	2021	2022 and 2023	2024 and 2025	Thereafter
Long-term debt obligations, including interest	$33,187	$393	$1,466	$5,299	$15,313	$10,716
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
At October 29, 2020, we had 355,151,002 issued and outstanding common shares. In addition, as of October 29, 2020, we had outstanding 9,038,478 stock options and 5,620,525 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 2,266,024 performance-based restricted share units that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 4,261,273 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and the CSA on February 19, 2020, and determined that there were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2020, except for: (i) estimates and assumptions regarding the nature, timing and extent that the COVID-19 pandemic will possibly have on the Company's operations and cash flows as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements, (ii) the impact that the COVID-19 pandemic has on the Company’s assessment of goodwill as discussed in Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements and (iii) recently adopted accounting guidance as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements.

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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, product development and future performance and results of current and anticipated products; anticipated revenues for our products; anticipated growth in our Ortho Dermatologics business; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2020 and beyond; the Company's plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to meet the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement"), and senior notes indentures; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic; and the Company’s plan to separate its eye-health business, including the structure and timing of completing such separation transaction.
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
•with respect to the proposed separation of the Company’s eye-health business, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the separation transaction, the expected timing of completion of the separation transaction and its terms, the Company’s ability to complete the separation transaction considering the various conditions to the completion of the separation transaction (some of which are outside the Company’s control, including conditions related to regulatory matters and a possible shareholder vote, if applicable), that market or other conditions are no longer favorable to completing the transaction, that any shareholder, stock exchange, regulatory or other approval (if required) is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of or following the separation transaction, diversion of management time on the separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from either or both of the Canada Revenue Agency and the Internal Revenue Service will be sought or obtained), potential dissynergy costs resulting from the separation transaction, the impact of the separation transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business;
•the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York, the investigation order issued by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), a number of pending non-class securities litigations (including certain pending opt-out actions in the U.S. related to the recently settled securities class action, (which is subject to final court approval, and remains subject to the risk and uncertainty that the U.S. District Court for the District of New Jersey may not approve the $1,210 million settlement agreement)) and certain opt-out actions in Canada relating to the recently settled class action in Canada (which is subject to court approval) and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;
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
•the uncertainties associated with the acquisition and launch of new products, including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;
•our ability or inability to extend the profitable life of our products, including through line extensions and other life-cycle programs;
•our ability to retain, motivate and recruit executives and other key employees;
•our ability to implement effective succession planning for our executives and key employees;
•factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including the success of recently launched products (such as Arazlo®, Bryhali® and Duobrii®), the ability to successfully implement and operate our new cash-pay prescription program for certain of our Ortho Dermatologics branded products, and the ability of such program to achieve the anticipated goals respecting patient access and fulfillment, the approval of pending and pipeline products (and the timing of such approvals), expected geographic expansion, changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;
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
•our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the filing by Norwich Pharmaceuticals Inc. (“Norwich”) of its Abbreviated New Drug Application (“ANDA”) for Xifaxan® (rifaximin) 550 mg tablets and the Company’s related lawsuit filed against Norwich in connection therewith);
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
•the impact of changes in federal laws and policy that may be undertaken following the election of the next administration;
•illegal distribution or sale of counterfeit versions of our products;
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020, risks in Item 1A. “Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on May 7, 2020, risks in Item 1A. “Risk Factors” of Part II of this

Form 10-Q and risks detailed from time to time in our other filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020, under Item 1A. “Risk Factors”, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on May 7, 2020, under Item 1A. “Risk Factors” of Part II, under Item 1A. “Risk Factors” of Part II of this Form 10-Q and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
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
Interest Rate Risk
As of September 30, 2020, we had $18,145 million and $4,698 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1,500 million principal amount of issued fixed rate debt that requires repayment in euros. The estimated fair value of our issued fixed rate debt as of September 30, 2020, including the foreign currency-denominated debt, was $20,667 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $569 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $396 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $47 million in our Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal controls over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Risk Relating to the Separation
Our plan to separate our eye-health business into an independent publicly traded entity from the remainder of the Company is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time, expense, and distraction, which could disrupt or have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
On August 6, 2020, we announced that we intend to separate our eye-health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc. (the “Separation”). The Separation will establish two separate companies that include: (i) a fully integrated eye-health company which will consist of our Bausch + Lomb Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmic Rx businesses and (ii) a diversified pharmaceutical company which will include our Salix, International Rx, Solta, neurology and medical dermatology pharmaceutical businesses. The anticipated Separation is subject to regulatory approvals and certain conditions, including final approval by the Company’s Board of Directors, any shareholder vote requirements that may be applicable, compliance with (including completion of all necessary filings required by) U.S. and Canadian securities laws and stock exchange rules, receipt of any applicable opinions and/or rulings with respect to the Canadian and U.S. federal income tax treatment of the Separation and determination of the pro forma capitalizations of the two separate companies. The failure to satisfy all of the required conditions could delay the completion of the Separation for a significant period of time or prevent it from occurring at all.
Unanticipated developments, including changes in market conditions, possible delays in obtaining any necessary shareholder, stock exchange, regulatory or other approval or the failure to obtain any such approvals, possible delays in obtaining any required tax opinions or rulings or the failure to obtain any such tax opinions or rulings, negotiating challenges, the uncertainty of the financial markets, changes in the law, and other challenges in executing the Separation, could delay or prevent the completion of the Separation, or cause the Separation to occur on terms or conditions that are different or less favorable than expected. Any changes to the Separation or delay in completing the Separation could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than expected. Further, our Board of Directors could decide, either because of a failure of conditions or because of market or other factors, to abandon the Separation. No assurance can be given as to whether and when the Separation will occur or whether the Separation will achieve the benefits we expect.
Executing the Separation will require significant resources, time and attention from our senior management and employees, which could cause distractions and divert attention and resources away from other projects and the day-to-day operation of our business. We may also experience increased difficulties in attracting, retaining, and motivating management and employees during the pendency of the Separation and following its completion. The Separation, whether or not completed, may also have an adverse impact on our relationships with our customers, suppliers and other business counterparties.
We have already incurred expenses in connection with the Separation, and expect that the process of completing the Separation will be time-consuming and involve significant additional costs and expenses, which may not yield a discernible benefit if the Separation is not completed. In addition, if the Separation is not completed, we will still be required to pay certain costs and expenses incurred in connection therewith, such as legal, accounting, and other professional and advisory fees. Furthermore, the Separation, if completed, may result in potential dissynergy costs, which may be greater than we anticipate and/or may be significant.
Any of the above factors could cause the Separation (or the failure to consummate the Separation) to have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended September 30, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Executive Officer Severance Arrangement
The Talent and Compensation Committee of the Board of Directors approved an update effective January 1, 2021 to the cash severance payment for which our Executive Officers are eligible, excluding our Chairman and CEO whose employment agreement remains unchanged. In connection with a qualifying termination of employment, the cash severance payment for which they are eligible will be equal to one and a half times the sum of annual base salary and annual target incentive.
All other terms and conditions under each Executive Officer’s employment agreement remain unchanged. This provision was approved effective through December 31, 2023.
Bausch + Lomb Separation Bonus Opportunity
The Talent and Compensation Committee of the Board of Directors approved a performance-based Separation bonus program for a limited number of key senior leaders. For any payment to be made, this program requires the achievement of pre-determined milestones related to the recently announced Separation transaction. The aggregate target opportunity for eligible executive officers is $3,000,000.
Payment will be made in cash, with 50% conditioned upon the successful operational separation of the two companies and the remaining 50% conditioned upon the successful close of the Separation transaction.
Any payment not made prior to a participant’s termination of employment, except in limited circumstances, will be forfeited.
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

Bausch Health Companies Inc. (Registrant)

Date:	November 3, 2020	/s/ JOSEPH C. PAPA
Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date:	November 3, 2020	/s/ PAUL S. HERENDEEN
Paul S. Herendeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
†    Management contract or compensatory plan or arrangement.