Form 10-K
period 2020-12-31
Bausch Health Companies Inc.
filed 2021-02-24
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,664,997,951 based on the last reported sale price on the New York Stock Exchange on June 30, 2020.
The number of outstanding shares of the registrant’s common stock as of February 18, 2021 was 355,619,826.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2021 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2020.

TABLE OF CONTENTS

GENERAL INFORMATION
i

Basis of Presentation
General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-K, references to “$” or “USD” are to United States dollars, references to “€” are to Euros, and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2020.
Trademarks
The following words are some of the trademarks in our Company’s trademark portfolio and are the subject of either registration, or application for registration, in one or more of Canada, the United States of America (the “U.S.”) or certain other jurisdictions: AERGEL®, AKREOS®, ALAWAY®, ALREX®, ALTRENO®, AMMONUL®, APLENZIN®, APRISO®, AQUALOX®, ARAZLO®, ARESTIN®, ARTELAC®, ATIVAN®, B & L®, B + L®, BAUSCH & LOMB®, BAUSCH + LOMB®, BAUSCH + LOMB ULTRA®, BAUSCH HEALTH®, BAUSCH HEALTH COMPANIES®, BEDOYECTA®, BENZACLIN®, BEPREVE®, BESIVANCE®, BIOTRUE®, BISOCARD®, BOSTON®, BRYHALI®, BUPAP®, CARAC®, CARDIZEM®, CLEAR + BRILLIANT®, CLINDAGEL®, COLD FX®. COMFORTMOIST®, CRYSTALENS®, CUPRIMINE®, DIASTAT®, DUOBRII®, EDECRIN®, ENVISTA®, ESPAVEN®, FRAXEL®, GLUMETZA®, ISTALOL®, IVEXTERM®, JUBLIA®, LIBRAX®, LOTEMAX®, LUMIFY®, LUXGOOD™, LUXSMART™, LUZU®, MEDICIS®, MEPHYTON®, MIGRANAL®, MOISTURESEAL®, NEUTRASAL®, NORITATE®, OCUVITE®, ONEXTON®, OPTICALIGN®, ORTHO DERMATOLOGICS®, PRESERVISION®, PROLENSA®, PUREVISION®, RELISTOR®, RENU®, RENU MULTIPLUS®, RETIN-A®, RETIN-A MICRO®, SALIX®, SCLERALFIL®, SECONAL SODIUM®, SHOWER TO SHOWER®, SILIQ®, SILSOFT®, SOFLENS®, SOLODYN®, SOLTA MEDICAL®, STELLARIS®, STELLARIS ELITE®, SYNERGETICS®, SYPRINE®, TARGRETIN®, THERMAGE®, THERMAGE FLX®, THROMBO ASS®, TRULANCE®, TRULIGN®, UCERIS®, VALEANT®, VASERLIPO®, VICTUS®, VIRAZOLE®, VITESSE®, VYZULTA®, XENAZINE®, ZEGERID®, ZIANA®, and ZYLET®.
In addition to the trademarks previously noted, we have filed trademark applications and/or obtained trademark registrations for many of our other trademarks in the U.S., Canada and in other jurisdictions and have implemented, on an ongoing basis, a trademark protection program for new trademarks.
WELLBUTRIN®, WELLBUTRIN XL® and ZOVIRAX® are trademarks of GlaxoSmithKline LLC and are used by us under license. ELIDEL® and XERESE® are registered trademarks of Meda Pharma SARL and are used by us under license. EMERADE® is a registered trademark of Medeca Pharma AB and is used by us under license. ISUPREL® and NITROPRESS® are registered trademarks of Hospira, Inc. and are used by us under license. XIFAXAN® is a registered trademark of Alfasigma S.p.A. and is used by us under license. PEPCID® is a brand of Johnson & Johnson and is used by us under license. MOVIPREP® is a registered trademark of Velinor AG and is used by us under license. PLENVU® is a registered trademark of Velinor AG and is used by us under license. LOCOID® is a registered trademark of Leo Pharma A/S and is used by us under license. TANGIBLE® and HYDRA-PEG® are registered trademarks of Tangible Science, LLC and are used by us under license. LUMINATE® is a registered trademark of Allegro Ophthalmics, LLC and we have entered into an agreement for an option to acquire all ophthalmology assets of Allegro Ophthalmics, LLC. XIPERE™ is a trademark of Clearside Biomedical, Inc. and is used by us under license. CONTRAVE® and MYSIMBA® are used by us under license.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, product development and future performance and results of current and anticipated products; anticipated revenues for our products; anticipated growth in our Ortho Dermatologics business; expected research and development ("R&D") and marketing spend; our expected primary cash and working capital requirements for 2021 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to meet the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement") and senior notes indentures; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic; and the Company’s plan to separate its eye-health business, including the structure and timing of completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-K that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the availability and effectiveness of vaccines for COVID-19, the rapidly evolving reaction of governments, private sector participants and the public to that pandemic, and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on the Company, including but not limited to its supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition and costs (which may increase) and revenue and margins (both of which may decrease);
•with respect to the proposed separation of the Company’s eye-health business, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the separation transaction, the expected timing of completion of the separation transaction and its terms, the Company’s ability to complete the separation transaction considering the various conditions to the completion of the separation transaction (some of which are outside the Company’s control, including conditions related to regulatory matters and a possible shareholder vote, if applicable), that market or other conditions are no longer favorable to completing the transaction, that any shareholder, stock exchange, regulatory or other approval (if required) is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of or following the separation transaction, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from either or both of the Canada Revenue Agency and the Internal Revenue Service will be sought or obtained), potential dyssynergy costs resulting from the separation transaction, the impact of the separation transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business;
•the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including a number of pending non-class securities litigations (including certain pending opt-out actions in the U.S. related to the previously settled securities class action (which remains subject to an objector's appeal of the Court's final approval order) and certain opt-out actions in Canada relating to the recently settled class action in Canada) and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;
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
•the past and ongoing scrutiny of our legacy business practices, including with respect to pricing, and any pricing controls or price adjustments that may be sought or imposed on our products as a result thereof;
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
•ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the "FDA") and equivalent agencies outside of the U.S. and the results thereof;
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
•any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2021 or beyond, including as a result of the impacts of the COVID-19 pandemic on our business and operations, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our Restated Credit Agreement and/or senior notes indentures and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;
•changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;
•the uncertainties associated with the acquisition and launch of new products, including, but not limited to, our ability to provide the time, resources, expertise and funds required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;
•our ability or inability to extend the profitable life of our products, including through line extensions and other life-cycle programs;
•our ability to retain, motivate and recruit executives and other key employees;

•our ability to implement effective succession planning for our executives and key employees;
•factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including the success of recently launched products (such as Arazlo®), expected geographic expansion in our Solta business (including with respect to Next Generation Thermage FLX®), the ability to successfully implement and operate our cash-pay prescription program for certain of our Ortho Dermatologics branded products, and the ability of such program to achieve the anticipated goals respecting patient access and fulfillment, the approval of pending and pipeline products (and the timing of such approvals), changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;
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
•the extent to which our products are reimbursed by government authorities, pharmacy benefit managers ("PBMs") and other third-party payors; the impact our distribution, pricing and other practices may have on the decisions of such government authorities, PBMs and other third-party payors to reimburse our products; and the impact of obtaining or maintaining such reimbursement on the price and sales of our products;
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
v

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
•any divestitures of our assets or businesses and our ability to successfully complete any such divestitures on commercially reasonable terms and on a timely basis, or at all, and the impact of any such divestitures on our Company, including the reduction in the size or scope of our business or market share, loss of revenue, any loss on sale, including any resultant impairments of goodwill or other assets, or any adverse tax consequences suffered as a result of any such divestitures;
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
•our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements, including the impact of our arrangements with Walgreen Co. (“Walgreens”);
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
•the impact of any changes in or reforms to the legislation, laws, rules, regulation and guidance that apply to the Company and its businesses and products or the enactment of any new or proposed legislation, laws, rules, regulations or guidance that will impact or apply to the Company or its businesses or products;
•the impact of changes in federal laws and policy that may be undertaken following the change in the U.S. administration;
•illegal distribution or sale of counterfeit versions of our products;
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in this Form 10-K.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Form 10-K, under Item 1A. "Risk Factors" and in the Company's other filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”). When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I
Item 1.    Business
Introduction
Bausch Health Companies Inc. is a global company whose mission is to improve people’s lives with our health care products. We develop, manufacture and market, primarily in the therapeutic areas of eye-health, gastroenterology (“GI”) and dermatology, a broad range of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) over-the-counter (“OTC”) products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices), which are marketed directly or indirectly in approximately 100 countries.
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
For additional discussion of our reportable segments, see the discussion in Item 1. "Business — Segment Information" and Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for further details on these reportable segments.
As discussed further in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Separation of Bausch + Lomb Eye-Health Business” of this Form 10-K, on August 6, 2020, the Company announced that it intends to separate its eye-health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc. (the “Separation”). The Separation will establish two separate companies that include: (i) a fully integrated eye-health company which will consist of the Company’s Bausch + Lomb Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmology Rx businesses and (ii) a diversified pharmaceutical company which will include the Company’s Salix, International Rx, Solta, generic products, neurology, dentistry and medical dermatology pharmaceutical businesses. The anticipated separation is subject to regulatory approvals and certain conditions, including final approval by the Company’s Board of Directors and any shareholder vote requirements that may be applicable. In connection with the Separation, the Company expects to realign and begin managing its operations in a manner consistent with the organizational structure of the two separate entities as proposed by the Separation during the first quarter of 2021. Accordingly, the Company expects to begin reporting under the following reporting segments on a retrospective basis beginning with its first quarter of 2021: Bausch + Lomb, International Rx, Salix, Ortho Dermatologics and Diversified Products.
We are in the process of addressing the organization, structure and pro forma capitalizations of the two entities post-separation. As a result, the information in this Form 10-K relating to the Separation is preliminary and may change as the transaction progresses and any such change may be material. Further, there can be no assurance that the Separation will occur. See Item 1A. “Risk Factors — Risk Relating to the Separation” of this Form 10-K for additional risks relating to the Separation.
COVID-19 Pandemic
In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China. Since then, COVID-19 has spread to most of the world, including the United States, Canada and Europe, and was declared a global pandemic by the World Health Organization (the "WHO") on March 11, 2020. As a global health care company, now more than ever, we remain focused on our mission of helping to improve people’s lives with our health care products.
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
We believe we have responded quickly to the human and commercial challenges brought on by the COVID-19 pandemic and that our early actions have, so far, enabled us to keep our employees safe and our supply lines largely intact and we believe these actions have laid the foundation for us to work our way through the uncertainties to come. Importantly, we believe that the steps we took over the last several years to manage our capital structure place us in a strong position to maintain sufficient liquidity to continue operations through an extended pandemic and we believe that our businesses will not see their long-term value diminished by this unprecedented situation. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Impacts of COVID-19” of this Form 10-K for additional information on the impacts of the COVID-19 pandemic and Item 1A. “Risk Factors — Risk Relating to COVID-19” of this Form 10-K for additional risks relating to the COVID-19 pandemic.
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
We believe we have a well-established product portfolio that is mixed within our core businesses and provides a sustainable revenue stream to fund our operations. Our continued success is dependent upon our ability to continually refresh our pipeline and bring new product solutions to the market that meet changing demands and replace other products that have lost momentum. We have a robust pipeline that we believe not only provides for the next generation of our existing products, but is also poised to bring new and innovative solutions to market. Our R&D organization focuses on the development of products through clinical trials and, as of December 31, 2020, included approximately 1,300 dedicated R&D and quality assurance employees in 23 R&D facilities.
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
Segment Information
Our revenues for 2020, 2019 and 2018 were $8,027 million, $8,601 million and $8,380 million, respectively. We have approximately 1,300 products in our portfolio of products, which fall into four operating and reportable segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products. Segment revenues for the years 2020, 2019 and 2018 were as follows:

	2020		2019		2018
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Bausch + Lomb/International	$4,408	55%	$4,739	55%	$4,664	56%
Salix	1,904	24%	2,022	23%	1,749	21%
Ortho Dermatologics	553	7%	565	7%	617	7%
Diversified Products	1,162	14%	1,275	15%	1,350	16%
Total revenues	$8,027	100%	$8,601	100%	$8,380	100%
Comparative segment information for 2020, 2019 and 2018 is further presented in Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements.

Bausch + Lomb/International
Our Bausch + Lomb/International segment includes our global Bausch + Lomb eye-health business and our International Rx business. Our global Bausch + Lomb eye-health business includes our Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmology Rx products, which in aggregate accounted for approximately 41%, 42% and 43% of our Company's revenues for 2020, 2019 and 2018, respectively. Our International Rx business, with the exception of our Solta products, includes sales in Canada, Europe, Asia, Australia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products and OTC products, which in aggregate accounted for approximately 14%, 13% and 13% of our Company's revenues for 2020, 2019 and 2018, respectively.
Our global Bausch + Lomb business is a fully integrated eye-health business, which we believe is critical to maintaining and developing our position in the global eye-health market. As a fully integrated eye-health business with a 165-year legacy, Bausch + Lomb has an established line of contact lenses, intraocular lenses and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye-health market.
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
Currently our principal products in the eye-health business include:
Vision Care
•SofLens® Daily Disposable Contact Lenses, which use ComfortMoist® Technology (a combination of thin lens design and moisture-rich packaging solution) and High Definition Optics™ which is an aspheric design that reduces spherical aberration over a range of powers, especially in low light.
•PureVision® is a silicone hydrogel frequent replacement contact lens using AerGel® technology lens material to allow natural levels of oxygen to reach the eye as well as resist protein buildup. The lens also incorporates an aspheric optical design that reduces spherical aberration.
•Biotrue® ONEday daily disposable contact lenses, which are made of a unique material that works like the eye to form a dehydration barrier. The lens maintains over 98% of its moisture for up to 16 hours, it matches the water content of the cornea at 78% and allows for the oxygen a healthy eye needs.
•Biotrue® ONEday for Astigmatism is a daily disposable contact lens for astigmatic patients. The Biotrue® ONEday lenses incorporates Surface Active Technology™ to provide a dehydration barrier.  The Biotrue® ONEday for Astigmatism also includes evolved peri-ballast geometry to deliver stability and comfort for the astigmatic patient.
•Bausch + Lomb ULTRA® is a silicone hydrogel frequent replacement contact lens that uses the proprietary MoistureSeal® technology which allows the contact lens to retain 95% of moisture after 16 hours of wear, limiting lens dryness and resulting symptoms.
•Bausch + Lomb ULTRA® for Astigmatism is a monthly planned replacement contact lens for astigmatic patients.  The Bausch + Lomb ULTRA® for Astigmatism lens was developed using the proprietary MoistureSeal® technology. In addition, the Bausch + Lomb ULTRA® for Astigmatism lens integrates an OpticAlign® design engineered for lens stability and to promote a successful wearing experience for the astigmatic patient.
•Bausch + Lomb ULTRA® for Presbyopia is a monthly planned replacement contact lens for presbyopic patients. The Bausch + Lomb ULTRA® for Presbyopia lens was developed using the proprietary MoistureSeal® technology. In addition, the Bausch + Lomb ULTRA® for Presbyopia lens integrates a 3-zone progressive design for near, intermediate and distance vision. We launched expanded parameters of this product throughout 2017.

•SiHy Daily is a silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. In September 2018, we launched SiHy Daily in Japan under the branded name AQUALOX® ONE DAY.  In August 2020, we launched SiHy Daily in the U.S. under the branded name Bausch + Lomb INFUSE™ SiHy Daily Disposable contact lens. SiHy Daily has also received regulatory approval for Canada, Australia, New Zealand, Hong Kong, South Korea, Singapore and Malaysia where it will be branded as Bausch + Lomb Ultra® ONE DAY.
Surgical
•The Stellaris Elite® Vision Enhancement System is our next phacoemulsification cataract platform, which offers new innovations, as well as the opportunity to add upgrades and enhancements every one to two years. Stellaris Elite® is the first phacoemulsification platform on the market to offer Adaptive Fluidics™, which combines aspiration control with predictive infusion management to create a responsive and controlled surgical environment for efficient and safe cataract lens removal. Our Stellaris Elite® Vision Enhancement System was launched in April 2017.
•The Vitesse® hypersonic vitrectomy system advances the process of vitreous removal using an innovative and effective approach. Available exclusively on the Stellaris Elite® system, Vitesse® brings an exceptional level of surgical control and precision to vitrectomies.
•A portfolio of ophthalmic surgical products, including: (i) pre-loaded intraocular lenses such as Akreos®, enVista®, LuxSmart™ and LuxGood™, (ii) handcrafted surgical instruments including Storz® and Synergetics® and (iii) a suite of surgical equipment including TENEO® excimer laser for refractive and VICTUS® femtosecond laser for cataract surgery and keratoplasty.
Consumer
•PreserVision® AREDS 2 is an eye vitamin formula for those with moderate-to-advanced age-related macular degeneration.
•Ocuvite® is a vitamin and mineral supplement for the eye that contains lutein (an antioxidant carotenoid), a nutrient that supports macular health by helping filter harmful blue light.
•Biotrue® multi-purpose solution helps prevent certain tear proteins from denaturing and fights germs for healthy contact lens wear. Biotrue® multi-purpose solution uses a lubricant found in eyes and is pH balanced to match healthy tears.
•Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) is an OTC eye drop developed as an ocular redness reliever. Lumify® was launched in the U.S. in May 2018. We plan to launch Lumify® in South Korea in the second half of 2021 and in Canada in 2022.
•Bausch + Lomb Renu® Advanced Formula multi-purpose solution is a novel soft and silicone hydrogel contact lenses solution that makes use of three disinfectants and two moisture agents.
•Boston® solution is a specialty cleansing solution design for gas permeable contact lenses.
•Bedoyecta Tri® (Injectable Hydroxocobalamine, vitamin B complex) is indicated for the prevention and treatment of certain vitamin deficiencies. It is useful in the treatment of Neuritis and polyneuritis of nutritional, diabetic, alcoholic and toxic origin due to the use of drugs. Bedoyecta® is also available in soft gel and capsule form. Bedoyecta® is commercialized in Mexico and South America.
•Cold FX® is a product derived from the roots of North American ginseng. COLD-FX® Daily Support has a clinically proven formula that helps reduce the frequency, severity and duration of cold and flu symptoms by boosting the immune system.
•Artelac® is an eye moisturizer eye drop which enables quick wetting of dry eyes. Artelac® contains hypromellose, a known moisturizer, and is used to treat dehydration of the surface of the eye, especially for dry eyes with an unpleasant foreign body sensation. Artelac® is particularly suitable for alleviating mild symptoms of dry eyes and can also be used to moisten hard contact lenses while being worn. Artelac® is commercialized widely in Europe, the Middle East and Africa, Asia Pacific, Canada and Latin America.
Ophthalmology Rx
•Lotemax® Gel is a topical corticosteroid indicated for the treatment of inflammation and pain following ocular surgery. This formulation is a technology that allows the drug to adhere to the ocular surface and offers dose uniformity, which eliminates the need to shake the product in order to ensure the drug is in suspension. The product contains a low concentration of preservative and two known moisturizers. Lotemax® Gel is commercialized globally.
•Vyzulta® (latanoprostene bunod ophthalmic solution, 0.024%) is an intraocular pressure lowering single-agent eye drop dosed once daily for patients with open angle glaucoma or ocular hypertension. Vyzulta® was launched in the U.S. (December 2017), Canada (July 2019), Hong Kong (2020), Mexico (2020) and Argentina (2020). We are planning to launch Vyzulta® in Taiwan in 2021 and in South Korea in 2022.
•Prolensa® (bromfenac ophthalmic solution) 0.07% is a nonsteroidal anti-inflammatory drug indicated to treat inflammation and reduce eye pain in patients after cataract surgery. This product is commercialized widely in Europe under the brand name Yellox®.
International Rx
•Bisocard® (bisoprolol fumarate) is an orally administered tablet dosed once daily for patients with hypertension, angina pectoris or heart failure and is a leading brand in Poland.
•Thrombo ASS® (gastroprotective coated form of acetylsalicylic acid 50mg and 100mg) is an antithrombotic agent dosed once daily for secondary prophylaxis of thrombotic complications after such events as a stroke or heart attack. Thrombo ASS® is a leading brand in Russia.
•Contrave® / Mysimba® is a fixed-dose combination prolonged-release tablet for the treatment of obesity. Used alongside diet and exercise it is designed to help manage weight in adults who are obese or overweight. The formulation is designed to initiate weight loss and sustain it over a longer period of time by switching off natural compensatory mechanisms involved in the typical weight loss plateau stage. Contrave® / Mysimba® is commercialized in Canada, Greece, and Central Eastern Europe.
•Jublia® (efinaconazole 10% topical solution) is a topical azole approved for the treatment of onychomycosis of the toenails (toenail fungus). Jublia® is commercialized in Canada (the only market outside the U.S.).
•Ivexterm® (Ivermectin 6 mg tablets) is an antiparasitic drug, which is commercialized in Mexico and Central America, and is currently under investigational studies for treating COVID-19 patients.
•Espaven® (Dimethicone tablets, drops, suspension) is a complete line of gastrointestinal treatments for diverse digestive indications such as: antiflatulence, dyspepsia, absolute or relative enzyme deficiency, steatorrhea, irritable colon syndrome, pancreatic insufficiency and poor fat digestion. Espaven® is commercialized primarily in Mexico and South America.
Salix
The Salix segment consists of sales in the U.S. of GI products and includes our Xifaxan® product. We have been making investments in our Salix business since 2017, including: (i) hiring 200 trained and experienced sales force representatives to expand the commercial field force for Xifaxan®, (ii) increasing the focus on the development of next generation formulations of our Salix products to address new indications, (iii) completing the strategic acquisition of certain assets of Synergy Pharmaceuticals Inc. (“Synergy”), which included the Trulance® product, and (iv) increasing the number of sales force representatives for Trulance®. In addition, we have entered into licensing agreements for investigational products, which, once developed and if approved by the U.S. Food and Drug Administration (the "FDA"), will be new treatments for certain GI and liver diseases and we anticipate will contribute to the future growth. Each of these opportunities potentially provides us with the ability to expand our GI portfolio and allows us to leverage our existing GI sales force, supply channel and distribution channel.
Currently our principal products in the Salix segment (including products of our third-party co-promotion partners) include:
•Xifaxan® which includes: (i) tablets indicated for the treatment of IBS-D in adults and for the reduction in risk of overt hepatic encephalopathy recurrence in adults and (ii) tablets indicated for the treatment of travelers’ diarrhea caused by noninvasive strains of Escherichia coli in patients 12 years of age and older. Our Xifaxan® product accounted for revenues of $1,482 million, $1,452 million and $1,195 million for 2020, 2019 and 2018, respectively.
•Glumetza® (metformin hydrochloride) extended release tablets are indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus.
•Relistor® (methylnaltrexone) is given to adults who use narcotic medicine to treat severe chronic pain that is not caused by cancer to prevent constipation without reducing the pain-relieving effects of the narcotic.

•Trulance® (plecanatide) is a once-daily tablet for adults with chronic idiopathic constipation, or CIC, and irritable bowel syndrome with constipation, or IBS-C.
•Plenvu® is a novel, lower-volume polyethylene glycol-based bowel preparation developed to help provide complete bowel cleansing, with an additional focus on the ascending colon. Plenvu® was launched in September 2018.
Ortho Dermatologics
The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological products) and (ii) global sales of Solta dermatological devices.
The Ortho Dermatologics business is our medical dermatology business dedicated to the treatment of a range of therapeutic areas, including aesthetics, psoriasis, actinic keratosis, acne, atopic dermatitis, onychomycosis and other dermatoses. As part of our business strategy for the Ortho Dermatologics segment, we have made significant investments to build out our psoriasis, atopic dermatitis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities, with a focus on topical gel and lotion products over injectable biologics. We continue to support the use of injectable biologics; however, we believe some patients prefer topical products as an alternative to injectable biologics. Further, as topical products can, in many cases, defer the use of injectable biologics that often come with associated risk/benefit profiles, a topical product is usually readily adopted by payors, is less expensive and can be more cost-effective than injectable biologics. Therefore, we believe topical products represent alternative treatments for physicians, payors and patients, and as the preferred choice of treatment, have the potential to drive greater volumes, generate better margins and potentially be a key contributing factor of our Ortho Dermatologics business.
During 2017 through 2020, we have made significant investments to build out our aesthetics, psoriasis and acne product portfolios, which we believe, coupled with our experienced dermatology sales leadership team and the reorganization of our Ortho Dermatologics sales force, will position our Ortho Dermatologics business for future growth.
Currently our principal products in the medical dermatology business include:
•Jublia® (efinaconazole 10% topical solution) is a topical azole approved for the treatment of onychomycosis of the toenails (toenail fungus).
•Targretin® (bexarotene) capsules and gel are prescription medicines used to treat the skin problems arising from the disease cutaneous T-cell lymphoma, or CTCL, in patients who have not responded well to other treatments.
•Bryhali® was launched in November 2018 and is a novel product that contains a unique, lower concentration of halobetasol propionate for the treatment of moderate-to-severe psoriasis.
•Siliq® was launched in the U.S. in 2017 and is an IL-17 receptor blocker monoclonal antibody for patients with moderate-to-severe plaque psoriasis.
•Altreno® (tretinoin 0.05%) was launched in the U.S. in October 2018 and is a lotion approved for the topical treatment of acne vulgaris in patients 9 years of age and older.
•Duobrii® was launched in June 2019 and is the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of moderate-to-severe plaque psoriasis in adults.
•Arazlo® (tazarotene) Lotion, 0.045% is an acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while maintaining efficacy and was launched in June 2020.
•An Acne franchise, which includes Solodyn®, a prescription oral antibiotic approved to treat only the red, pus-filled pimples of moderate to severe acne in patients 12 years of age and older, as well as Retin-A®, Clindagel® and Onexton® Gel, a fixed combination 1.2% clindamycin phosphate and 3.75% benzoyl peroxide medication for the once-daily treatment of comedonal (non-inflammatory) and inflammatory acne in patients 12 years of age and older.
Our Solta business is dedicated to the development of innovative treatment technologies that provide proven and effective medical aesthetic and therapeutic benefits to consumers. Global Solta revenues were $253 million, $194 million and $135 million for 2020, 2019 and 2018, respectively. The increase in revenue is primarily attributable to Next Generation Thermage FLX®, a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. During 2018 and 2019, Next Generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta medical aesthetic devices portfolio. These launches have been successful as Next Generation Thermage FLX® revenues for 2020 and 2019 were $142 million and $77 million, respectively. We expect additional launches of Next Generation Thermage FLX® in Europe in the near term, paced by country-specific regulatory registrations.

Currently our principal products in the Solta business include:
•Thermage® is a non-invasive radiofrequency treatment that can smooth, tighten and contour skin for an overall younger-looking appearance.
•Fraxel® is a treatment that improves tone, texture and radiance for aging, sun damaged or scarred skin.
•Clear + Brilliant® is a laser treatment that can help prevent the visible signs of aging and address the overall effects time and the environment can have on skin.
•VASERlipo® for minimally-invasive aesthetic body contouring that yields dramatic results with less pain and downtime of traditional liposuction.
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
Pharmaceutical
•Wellbutrin XL® is an extended release formulation of bupropion indicated for the treatment of major depressive disorder in adults.
•Cuprimine® is a treatment for Wilson's disease (a condition in which high levels of copper in the body cause damage to the liver, brain, and other organs), cystinuria (a condition which leads to cystine stones in the kidneys) and for patients with severe rheumatoid arthritis who have failed to respond to an adequate trial of conventional therapy.
•Migranal® (dihydroergotamine mesylate) Nasal Spray is used to treat an active migraine headache with or without aura.
•Ativan® (lorazepam) is indicated for the management of anxiety disorders or for the short-term relief of the symptoms of anxiety or anxiety associated with depressive symptoms.
•Xenazine® is indicated for the treatment of chorea associated with Huntington’s disease. In the U.S., Xenazine® is distributed for us by Lundbeck LLC under an exclusive marketing, distribution and supply agreement.
•Syprine® is a treatment for Wilson's disease in patients who cannot take the medication known as penicillamine.
•Aplenzin® (bupropion hydrobromide extended release tablets) is indicated for the treatment of major depressive disorder, and for the prevention of seasonal major depressive episodes in patients with a diagnosis of seasonal affective disorder.
•Librax® (chlordiazepoxide and clidinium) is indicated to control emotional and somatic factors in gastrointestinal disorders. Librax® may also be used as adjunctive therapy in the treatment of peptic ulcer and in the treatment of the irritable bowel syndrome (irritable colon, spastic colon, mucous colitis) and acute enterocolitis.
Generics
•Diastat® authorized generic (“AG”) (diazepam rectal gel) is a gel formulation of diazepam intended for rectal administration for certain patients with epilepsy who are already taking antiepileptic medications, and who require occasional use of diazepam to control bouts of increased seizure activity.
•Uceris® AG (budesonide) extended release tablets are a prescription corticosteroid medicine used to help get mild to moderate ulcerative colitis under control (induce remission).
•Elidel® AG (pimecrolimus) is a second-line therapy for short term and intermittent long-term therapy of mild to moderate atopic dermatitis.
•Apriso® AG is an aminosalicylate anti-inflammatory drug used to treat ulcerative colitis, proctitis and proctosigmoiditis. Apriso is also used to prevent the symptoms of ulcerative colitis from recurring. Apriso® AG was launched in December 2019.

•Tobramycin and Dexamethasone Ophthalmic Suspension is indicated for steroid-responsive inflammatory ocular conditions for which a corticosteroid is indicated and where superficial bacterial ocular infection or a risk of bacterial ocular infection exists.
•Latanoprost Ophthalmic Solution is indicated for the reduction of elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension.
Dentistry
•Arestin® (minocycline hydrochloride) is a subgingival sustained-release antibiotic. Arestin® is indicated as an adjunct to scaling and root planing ("SRP") procedures for reduction of pocket depth in patients with adult periodontitis. Arestin® may be used as part of a periodontal maintenance program, which includes good oral hygiene and SRP.
•NeutraSal® is indicated for dryness of the mouth (hyposalivation, xerostomia) and dryness of the oral mucosa due to drugs that suppress salivary secretion.
Research and Development
Our R&D organization focuses on the development of products through clinical trials. Currently, we have approximately 200 R&D projects in our pipeline. As of December 31, 2020, approximately 1,300 dedicated R&D and quality assurance employees in 23 R&D facilities were involved in our R&D efforts.
Our R&D expenses for 2020, 2019 and 2018, were $452 million, $471 million and $413 million, respectively. R&D expenses as a percentage of revenue were approximately 6% in 2020, as compared to approximately 5% in 2019 and 2018. We have rebalanced our portfolio to better align with our long-term plans and focus on core businesses. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our strategy. We further supplement these efforts by continually seeking out other opportunities, such as co-promotions, licensing agreements and strategic acquisitions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Core Businesses” of this Form 10-K.
Trademarks, Patents, Exclusivity and Proprietary Know-How
We rely on a combination of contractual provisions, confidentiality policies and procedures and patent, trademark, copyright and trade secrecy laws to protect the proprietary aspects of our technology and business. Our policy is to vigorously protect, enforce and defend our rights to our intellectual property and proprietary rights, as appropriate. See Item 1A. “Risk Factors” of this Form 10-K for additional information on the risks associated with our intellectual property and proprietary rights.
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
In the U.S., the Hatch-Waxman Act provides non-patent regulatory exclusivity for five years from the date of the first FDA approval of a new drug compound in a New Drug Application (“NDA”). The FDA, with one exception, is prohibited during those five years from accepting for filing a generic, or an Abbreviated New Drug Application (“ANDA”), that references the NDA. In reference to the foregoing exception, if a patent is indexed in the FDA Orange Book for the new drug compound, a generic may file an ANDA four years from the NDA approval date if it also files a Paragraph IV Certification with the FDA challenging the patent. Protection under the Hatch-Waxman Act will not prevent the filing or approval of another full NDA. However, the NDA applicant would be required to conduct its own pre-clinical and adequate and well-controlled clinical trials to independently demonstrate safety and effectiveness.
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

Government Regulations
Government authorities in the U.S., at the federal, state and local level, in Canada, in the EU and in all other countries extensively regulate, among other things, the research, development, testing, approval, manufacturing, labeling, post-approval monitoring and reporting, packaging, advertising and promotion, storage, distribution, marketing and export and import of pharmaceutical products and medical devices. As such, our products and product candidates are subject to extensive regulation both before and after approval. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with these regulations could result in, among other things, warning letters, civil penalties, delays in approving or refusal to approve a product candidate, product recall, product seizure, interruption of production, operating restrictions, suspension or withdrawal of product approval, injunctions or criminal prosecution.
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
Regulation by other federal agencies, such as the Drug Enforcement Administration, and state and local authorities in the U.S., and by comparable agencies in certain foreign countries, is also required. In the U.S., the Federal Trade Commission (the “FTC”), the FDA and state and local authorities regulate the advertising of medical devices, prescription drugs, OTC drugs and cosmetics. The Federal Food, Drug and Cosmetic Act, as amended and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, sale, distribution, advertising and promotion of our products. The FDA requires a Boxed Warning (sometimes referred to as a “Black Box” Warning) for products that have shown a significant risk of severe or life-threatening adverse events and similar warnings are also required to be displayed on the product in certain other jurisdictions.
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
We are also subject to extensive U.S. federal and state health care marketing and fraud and abuse regulations, such as the federal False Claims Act, federal and provincial marketing regulations in Canada and similar regulations in foreign countries in which we may conduct our business. The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit (or cause the submission of) false or fraudulent claims for payment to the government. The U.S. federal Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal or state health care program such as the Medicare and Medicaid programs. Some state anti-kickback laws also prohibit such conduct where commercial insurance, rather than federal or state, programs are involved. Due to recent legislative changes, violations of the U.S. federal Anti-Kickback Statute also carry potential federal False Claims Act liability. In addition, in the U.S., Canada and various other countries, companies may not promote drugs or medical devices for “off-label” uses - that is, uses that are not described in the product’s labeling and that differ from those that were approved or cleared by the FDA, Health Canada or applicable regulatory agency in such other countries - and “off-label promotion” in the U.S. has also formed the predicate for False Claims Act liability resulting in significant financial settlements. These and other laws and regulations, rules and policies may significantly impact the manner in which we are permitted to market our products. If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations.
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
Internationally, laws and regulations in many jurisdictions apply broadly to the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information. For example, in the European Economic Area (the “EEA”) and, for the duration of the transition period (as defined below), the United Kingdom, the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR became effective on May 25, 2018, repealing its predecessor directive and increasing responsibility and liability of companies in relation to the processing of personal data of EU data subjects. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer and otherwise process personal data, including health data from clinical trials and adverse event reporting. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of the individuals to whom the personal data relates, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications and the security and confidentiality of personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices is often updated or otherwise revised. We are also subject to Canada's federal Personal Information Protection and Electronic Documents Act and substantially similar equivalents at the provincial level with respect to the collection, use and disclosure of personal information in Canada. Such federal and provincial legislation impose data privacy and security obligations on our processing of personal information of Canadian residents. The federal and Alberta legislation include mandatory data breach notification requirements. Canada’s Anti-Spam Legislation (“CASL”) also applies to the extent that we send commercial electronic messages from Canada or to electronic addresses in Canada. CASL contains prescriptive consent, form, content and unsubscribe mechanism requirements. Penalties for non-compliance with CASL are up to CAD 10 million per violation. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. The regulatory framework for data privacy, data security and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Complying with all of these laws and regulations involves costs to our business, and failure to comply with these laws and regulations can result in the imposition of significant civil and criminal penalties, as well as litigation.
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
In the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could impact our ability to sell our products profitably. The Patient Protection and Affordable Care Act (the “PPACA”), as amended by the Health Care Reform Act, may affect the operational results of companies in the pharmaceutical and medical device industries, including the Company and other health care related industries, by imposing on them additional costs. Although efforts at replacing the Health Care Reform Act have stalled in Congress, there are a number of proposals that we expect to be introduced to Congress and put forth by the Biden administration that may result in further changes to the health care system that could materially impact the Company.
For example, on January 28, 2021, President Biden issued the “Executive Order on Strengthening Medicaid and the Affordable Care Act,” which directs federal agencies to review all existing regulations, orders, guidance documents, policies and any other similar agency actions that limit Americans’ access to high-quality health care, and to consider actions that will protect and strengthen Medicaid, the PPACA and access to affordable health care for every American. Under this order, federal agencies must make determinations as to whether additional actions are necessary to advance President Biden’s overall access policy and specifically examine (i) policies that may undermine protections for people with pre-existing conditions, including complications related to COVID-19, (ii) demonstrations and waivers that may reduce coverage under or otherwise undermine Medicaid or the PPACA, (iii) policies that may undermine the Health Insurance Marketplace or other markets for health insurance, (iv) policies that may present unnecessary barriers to enroll in Medicaid or the PPACA and (v) policies or practices that may reduce the affordability of coverage or financial assistance for coverage, including for dependents. We cannot predict what changes will result from the Executive Order or when they will take effect, nor is it possible at this time to estimate the impact of any such changes on the Company.
See Item 1A. “Risk Factors” of this Form 10-K for additional information on the risks associated with these regulations and related matters.
Environmental and Other Regulation
Our facilities and operations are subject to federal, state and local environmental and occupational health and safety laws and regulations in both the U.S. and countries outside the U.S. (including Canada), including those governing the discharge of substances into the air, water and land, the handling, treatment, storage and disposal of hazardous substances and wastes, wastewater and solid waste, the cleanup of contaminated properties and other environmental matters. Certain of our development and manufacturing activities involve the use of hazardous substances. We believe we are in compliance in all material respects with applicable environmental and occupational health and safety laws and regulations. We are not aware of any pending environmental or occupational health and safety litigation or significant liabilities that are likely to have a material adverse effect on our financial position. We cannot assure, however, that environmental liabilities relating to us or facilities owned, leased or operated by us will not develop in the future, and we cannot predict whether any such liabilities, if they were to develop, would require significant expenditures on our part. In addition, we are unable to predict what environmental or and occupational health and safety legislation or regulations may be adopted or enacted in the future. See Item 1A. “Risk Factors” of this Form 10-K for additional information.
Customers and Marketing
In 2020, the U.S. and Puerto Rico accounted for approximately 60% of our total revenue. No other country accounted for more than 5%. See Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for revenues by geographic area.

Customers that accounted for 10% or more of our total revenue for 2020, 2019 and 2018 are as follows:

	2020	2019	2018
McKesson Corporation	17%	17%	18%
AmerisourceBergen Corporation	17%	16%	18%
Cardinal Health, Inc.	13%	14%	13%
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
We sell a broad range of products, and competitive factors vary by product line and geographic area in which the products are sold. The principal methods of competition for our products include quality, efficacy, market acceptance, price and marketing and promotional efforts.
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
For details regarding products that are facing generic competition, products that could potentially face generic competition, the corresponding potential revenue impact and infringement proceedings we initiated against potential generic competition, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Trends — Generic Competition and Loss of Exclusivity” of this Form 10-K. See Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for further details regarding certain infringement proceedings. See Item 1A. “Risk Factors” of this Form 10-K for additional information on our competition risks.

Manufacturing
We currently operate approximately 38 manufacturing sites worldwide and continue to make capital investments in these facilities as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Core Businesses” of this Form 10-K.
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
We also subcontract the manufacturing of certain of our products, including products manufactured under the rights acquired from other pharmaceutical companies. Products representing approximately 20% of our product sales for 2020 are produced in total, or in part, by third-party manufacturers under manufacturing arrangements.
In some cases, the principal raw materials, including active pharmaceutical ingredients, used by us (or our third-party manufacturers) for our various products are purchased in the open market or are otherwise available from several sources. However, some of the active pharmaceutical ingredients and other raw materials used in our products and some of the finished products themselves are currently only available from a single source; or others may in the future become available from only one source. For example, with respect to some of our largest or most significant products, the supply of the finished product for each of our Siliq®, Duobrii®, Bryhali®, Lumify®, Trulance®, Vyzulta®, SofLens®, Wellbutrin XL®, Ocuvite®, PreserVision®, Renu®, Xenazine®, Aplenzin®, Relistor® Oral and PureVision® products are only available from a single source and the supply of active pharmaceutical ingredient for each of our Siliq®, Duobrii®, Bryhali®, Trulance®, Vyzulta®, Xenazine®, Aplenzin®, and Relistor® Oral products are also only available from a single source. Any disruption in the supply of any such single-sourced active pharmaceutical ingredient, other raw material or finished product or an increase in the cost of such materials or products could adversely impact our ability to manufacture or sell such products, the ability of our third-party manufacturers to supply us with such products, or our profitability. We attempt to manage the risks associated with reliance on single sources of active pharmaceutical ingredient, other raw materials or finished products by carrying additional inventories or, where possible, developing second sources of supply. See Item 1A. “Risk Factors” for additional information on the risks associated with our manufacturing arrangements.
Our global supply team worked diligently to stay ahead of the challenges presented by the COVID-19 pandemic once it appeared in Asia. See Item 7. "Management's Discussion and Analysis — Impacts of COVID-19 Pandemic" for further information.
Human Capital Resources
In order to achieve our vision of being a trusted health care partner, we strive to ensure our employees around the world feel proud to be a part of Bausch Health Companies Inc.
As of December 31, 2020, we had approximately 21,600 employees, which included approximately 11,100 in production, 7,600 in sales and marketing, 1,600 in general and administrative positions and 1,300 in R&D. These employees are located around the world, with 7,100 in the United States and Canada, 6,500 in Europe, 2,800 in the Middle East and Africa, 2,400 in Asia-Pacific countries, 2,100 in Latin America, and 700 in Russia and Commonwealth of Independent State countries.
Collective bargaining exists for some employees in several countries in which we do business. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
During fiscal 2020, our voluntary turnover rate was lower than in prior years, partially attributable to the impact of the COVID-19 pandemic. We have not experienced any significant business disruption to date as a result of turnover, and we regularly conduct an employee engagement survey globally in order to keep a pulse on the organization. Based on the survey results, we believe that our employees are proud to work for Bausch Health Companies Inc. and 87% would recommend our Company as a good place to work.

Health, Safety and Wellness
Our employees' health, safety, and wellness are important to us. With the COVID-19 outbreak, a focus in 2020 was protecting the health and safety of our employees and their families. We broadened our existing remote work policies to enable our global employees to work from home wherever possible. In circumstances where remote work was not possible (such as at our manufacturing and distribution facilities) we implemented safety measures to ensure we prevented the spread of COVID-19 in the workplace, such as mandatory face coverings, social distancing, hand hygiene, plexiglass barriers, limited face-to-face meetings and other procedures as prescribed by global public health organizations, such as the WHO and U.S. Centers for Disease Control and Prevention.
On an ongoing basis, we measure how well we are fostering the health and safety of our employees through our Days Away Rate ("DAR"), which captures globally the number of days that our employees are away from work due to illness or injury. In 2020, we achieved an annual DAR of 11, which surpassed our annual goal of 13 and exceeds the industry standard of 24 days away.
We also recognize that physical, emotional and financial wellbeing are significant contributors to our employees success at work and home, especially in 2020. We aim to support our employees in all aspects of their everyday life by centering programs and activities around these three pillars of wellbeing. Across each of these pillars, we offer a range of resources to help our employees be healthy and feel successful in both their professional and personal lives, including through employee assistance programs. For 2020, we also provided resources for our employees specifically in response to COVID-19, including launching a website – Collaborating in the New Normal – to help our employees encourage each other, lead with empathy and adapt as we navigated these unprecedented times.
Diversity and Inclusion
We are dedicated to fostering an inclusive work environment where everyone feels welcomed, supported and valued for their talents and contributions. Our Bausch Health Diversity & Inclusion ("D&I") strategy centers on connecting our employees to our Company, each other, and our communities to cultivate a sense of trust, respect and belonging for all. We have a D&I Council that is led by our Company's Executive Committee members sponsored by our Chief Human Resources Officer, General Counsel, and Chief Medical Officer/President R&D that provides oversight for our D&I strategy and initiatives.
We strive to advance candid conversations among our employees about racism and expanding diversity and inclusion training and education for them. Specifically, we have provided all employees with educational tools and resources to understand how to talk about these topics at work and have introduced training aimed at helping employees become more aware of unconscious biases.
We are focused on continuing to expand our Employee Resource Groups ("ERGs"), providing opportunities for professional growth, development and informal networking. The Bausch Health Women’s Leadership Network advances the growth and leadership development of women at our Company. In 2020, they facilitated a roundtable discussion with three female members of our Executive Committee – our Chief Human Resources Officer, General Counsel, and President of our Diversified Business – to discuss their views on the most important qualities of leadership. They also hosted guest speakers focused on the importance of building resilience and practicing mindfulness, as well as effectively managing stress. Our Bausch Health Military Network Employee Resource Group was recently formed as well, and in their inaugural year they hosted a virtual Veterans Day tribute and organized a Toys for Tots drive to support local communities.
Talent Development
We are committed to the development of our employees and believe that our success coincides with our employees’ achievements of personal and professional goals.
Through our Employee Development Framework, we endeavor to support our employees’ interests to grow to their full potential, achieve career goals, and contribute to the success of our Company. We empower employees to explore roles that are of interest and gain insights into their strengths and development needs. We provide a variety of development programs to support our employees at every stage of their career and incorporate individual development plans that aim to help our employees reach their career goals.
We also have a robust, global succession planning process that allows us to define talent needs based on business strategy, identify talent and drive their development and growth, strengthen the pipeline for critical leadership positions, and optimize talent deployment across the business. As detailed in its charter, the Talent and Compensation Committee of the Board of Directors assists the Board with oversight of our Company’s talent management and succession planning process. The Board of Directors reviews succession planning progress and specifically the plans for Executive Committee roles. To support this process, the Board interacts with leaders and managers throughout the organization during the year to get to know these employees and their work.
Total Rewards
Our Company’s total rewards philosophy is designed to attract, retain, motivate, and engage our employees. We provide comprehensive and market competitive compensation and benefit programs across our geographies, aligning these programs with the interests of our shareholders and balancing appropriate risk taking. Collectively, these programs comprise our Total Rewards package.
Our compensation program includes base pay, short-term incentives, and long-term incentives. We provide the opportunity for our employees to earn more when we deliver against objectives – both as a total company and individually. We also provide competitive benefit programs based on local practice in the countries where our employees work. Our programs include medical coverage, retirement benefits, paid time off, and life and other insurances. Based on local market practice in the geographies in which we operate, we also offer family planning benefits to our employees such as adoption and surrogacy assistance programs.
Corporate Social Responsibility
In 2017, we established The Bausch Foundation, which supports initiatives aimed at disease prevention, improving patient outcomes, and community support related to our core businesses. Additionally, it supports global relief efforts and those who need help in the communities in which we live and work.
The support of our employees is essential to the success of the foundation. For example, in order to offer support to others during the pandemic, we established a campaign for our employees to donate to Feeding America, with the foundation matching up to $100,000 of these contributions. Our employees may also submit a request to the foundation for a financial contribution to support the charitable efforts of an organization they support. During 2020, the foundation, which is managed by our employees, donated medicines and health care products to assist in the global fight against the COVID-19 virus.
We are committed to supporting patients who have lost employment health benefits due to the COVID-19 pandemic, and because it is important to continue prescribed treatments, we are proud to offer certain of our prescription medicines through our Bausch Health Assistance Program. In the face of the COVID-19 pandemic, some people have financial obstacles that keep them from obtaining and continuing their prescribed treatments. The purpose of the Bausch Health Patient Assistance Program is to provide eligible unemployed patients in the U.S., who have lost their health insurance due to the COVID-19 pandemic, with certain of our prescription products although their financial circumstances or insurance status may otherwise interfere with their ability to do so. If approved, patients receive their Bausch Health Companies Inc. prescription product(s) at no cost to them for up to one year, and may be able to reapply to the program annually if they continue to meet eligibility requirements and have a valid prescription.
See Item 7. “Management's Discussion and Analysis — Overview — Focus on Core Businesses — Improve Patient Access” for additional discussion regarding Company programs to address the affordability and availability of our products.
Product Liability Insurance
Since March 31, 2014, we have self-insured substantially all of our product liability risk for claims arising after that date. In the future, we will continue to re-evaluate our decision to self-insure and may purchase additional product liability insurance to cover product liability risk. See Item 1A. “Risk Factors” of this Form 10-K for additional information.
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
Geographic Areas
A significant portion of our revenues is generated from operations or otherwise earned outside the U.S. and Canada. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political and economic instability and restrictive governmental actions including possible nationalization or expropriation. Changes in the relative values of currencies may materially affect our results of operations. For a discussion of these risks, see Item 1A. “Risk Factors” of this Form 10-K.

See Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for revenues and long-lived assets by geographic area.
A portion of our revenue and income was earned in Canada and Ireland, which have low effective tax rates. See Item 1A. “Risk Factors” of this Form 10-K relating to tax rates for more information.
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
We are also required to file reports and other information with the securities commissions in all provinces in Canada. You are invited to read and copy any reports, statements or other information, other than confidential filings, that we file with the provincial securities commissions. These filings are also electronically available from the Canadian System for Electronic Document Analysis and Retrieval (“SEDAR”) at www.sedar.com, the Canadian equivalent of the SEC’s electronic document gathering and retrieval system.

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
Summary of Risk Factors
The following is a summary of the risk factors our business faces. The list below is not exhaustive, and investors should read this “Risk Factors” section in full. Some of the risks we face include:
•the effect of the COVID-19 pandemic on our business, financial condition, cash flows, and results of operations;
•the impact on our business from the separation of our eye-health business into an independent publicly traded entity;
•the ongoing legal proceedings, investigations, and inquiries respecting certain of our historical distribution, marketing, pricing, disclosure and accounting practices;
•the impact of changes to our pricing practices, whether imposed, legislated or voluntary;
•the potential adverse impact of legal proceedings, litigation, and government investigations;
•our dependence on third parties to meet their contractual, legal, regulatory, and other obligations;
•the impact of product recalls and related product liability claims;
•our ability to comply with extensive regulation concerning marketing, promotional and business practices;
•our ability to comply with restrictive covenants in our debt agreements;
•our ability to generate cash in order to service our debt;
•the impact on our business of restrictions imposed by our significant indebtedness;
•the effect of interest rate changes, including the potential discontinuation of LIBOR;
•our ability to recruit and retain executives and key personnel;
•the potential increase of our effective tax rates;
•our ability to compete with generic competitors in products that represent a significant amount of our revenue;
•our ability to obtain, maintain, enforce or defend the intellectual property rights required to conduct our business;
•our ability to develop or acquire more effective or less costly pharmaceutical or OTC products or medical devices than our competitors;
•the effect of our commitment to the cessation of or limitation on pricing increases for certain of our products;
•the impact of divestitures of certain of our assets and business;
•the potential adverse effect of acquisitions of assets, products and businesses;
•our ability to maintain and provide appropriate training in our products to our health care providers;
•our ability to achieve or maintain expected levels of market acceptance for our new products;
•our dependence on reimbursements from governmental and other third-party payors;
•the impact of a failure to be included in formularies developed by managed care organizations and third-party payors;
•the failure of our fulfillment arrangements with Walgreens and our dermatology cash-pay prescription program;

•risks associated with the international scope of our operations;
•foreign currency exposure on the translation into U.S. dollars of the financial results of our international operations;
•our ability to successfully commercialize our pipeline products;
•our ability to comply with ongoing regulatory review of our marketed drugs;
•the effect that the United Kingdom’s exit from the European Union may have on the development, regulatory approval and review of our products;
•the impact on our business of interruptions in our manufacturing processes;
•our dependence on a limited number of sources for certain of our finished products and raw materials;
•the effect of changes in inventory levels or fluctuations in buying patterns by our large distributor and retail customers;
•our ability to comply with applicable laws and regulations and prevail in any litigation related to noncompliance;
•the impact that reforms of the health care system may have on our ability to sell our products profitably;
•our ability to comply with environmental laws and regulations and environmental remediation obligations;
•the potential adverse effect of shareholder activism;
•the impact on our profitability from the potential impairment of goodwill and other intangible assets;
•the breakdown, interruption, breach or other compromise of our information technology systems;
•our ability to effectively monitor and respond to expectations regarding environmental, social and governance matters;
•the restatement of our previously issued financial statements and potential exposure to additional risks therefrom;
•the decline in pricing and/or volume of our products in our distribution agreements with other companies;
•the illegal distribution and sale of counterfeit versions of our products;
•the reduction of profits due to imports from countries where our products are available at lower prices;
•the reduction of revenues in future fiscal periods due to our policies regarding returns, allowances, and chargebacks;
•the decline in sales volumes or prices of our products as the result of the concentration of sales to wholesalers;
•our potential obligations under our indemnity agreements and arrangements; and
•the fluctuation of our operating results and financial condition from quarter to quarter.
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
As a result of the impact of COVID-19, we have experienced delays in and postponement of our clinical trial programs and reduced demand for certain of our products due to the deferral of elective medical procedures and of doctor and dentist visits. We expect to continue to experience those effects as a result of the pandemic, the reactions of governments, private sector participants and the public to the pandemic and the associated disruption to business and commerce generally.
In addition, as a result of these factors, we may experience additional disruptions that could materially impact our business, financial condition, cash flows and results of operations. For example, we may experience:
•material closures or disruptions to our manufacturing sites (for example, we experienced closures at our Milan, Bothell, Washington USA sites and our two sites in China in 2020);
•lack of availability of active pharmaceutical ingredients ("API"), and intermediates, or other supply chain disruptions, including for some of our key products;
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
•deferral of elective medical procedures and of doctor and dentist visits, and reduced usage of contact lens, which may reduce demand for certain of the Company’s products, including our contact lens products and certain branded pharmaceutical products in our eye-care, dermatology, GI and dentistry businesses; and
•adverse effects on the regional economies in which we operate which could reduce demand for certain of the Company’s products.
The extent and duration of the pandemic, the reactions of governments, private sector participants and the public to that pandemic and the associated disruption to business and commerce generally, and the extent to which these may impact our business, financial condition, cash flows and results of operations in particular, will depend on future developments which are highly uncertain and many of which are outside our control and cannot be predicted with confidence. Such developments include the ultimate geographic spread and duration of the pandemic, the availability and effectiveness of vaccines for COVID-19, new information which may emerge concerning the severity of COVID-19, the effectiveness and intensity of measures to contain COVID-19 and/or address its impacts, and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have a significant adverse effect on our business, financial condition, cash flows and results of operations and may exacerbate other risk factors disclosed in this Item 1A. “Risk Factors.”
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
On August 6, 2020, we announced that we intend to separate our eye-health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc. (the “Separation”). The Separation will establish two separate companies that include: (i) a fully integrated eye-health company which will consist of our Bausch + Lomb Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmology Rx businesses and (ii) a diversified pharmaceutical company which will include our Salix, International Rx, Solta, neurology and medical dermatology pharmaceutical businesses. The anticipated Separation is subject to regulatory approvals and certain conditions, including final approval by the Company’s Board of Directors, any shareholder vote requirements that may be applicable, compliance with (including completion of all necessary filings required by) U.S. and Canadian securities laws and stock exchange rules, receipt of any applicable opinions and/or rulings with respect to the Canadian and U.S. federal income tax treatment of the Separation and determination of the pro forma capitalizations of the two separate companies. The failure to satisfy all of the required conditions could delay the completion of the Separation for a significant period of time or prevent it from occurring at all.
Unanticipated developments, including disruptions to business and commerce induced by the COVID-19 pandemic, changes in market conditions, possible delays in obtaining any necessary shareholder, stock exchange, regulatory or other approval or the failure to obtain any such approvals, possible delays in obtaining any required tax opinions or rulings or the failure to obtain any such tax opinions or rulings, negotiating challenges, the uncertainty of the financial markets, changes in the law, and other challenges in executing the Separation, could delay or prevent the completion of the Separation, or cause the Separation to occur on terms or conditions that are different or less favorable than expected. While we anticipate that we will be able to complete the internal organizational design and structure of the Bausch + Lomb entity by the end of 2021, we will need to complete a number of additional steps that will depend on the ultimate structure of the transaction (in addition to obtaining the regulatory approvals and satisfying the conditions described above) before we can complete the Separation. Any changes to the Separation or delay in completing the Separation could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than expected. Further, our Board of Directors could decide, either because of a failure to satisfy conditions or because of market or other factors, to abandon the Separation. No assurance can be given as to whether and when the Separation will occur or whether the Separation will achieve the benefits we expect. As a result, there can be no assurance as to the timing of the completion of the Separation or its terms, and, the information in this Form 10-K relating to the Separation is preliminary and may change as the transaction progresses and any such change may be material.
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
We have already incurred expenses in connection with the Separation, and expect that the process of completing the Separation will be time-consuming and involve significant additional costs and expenses, which may not yield a discernible benefit if the Separation is not completed. In addition, if the Separation is not completed, we will still be required to pay certain costs and expenses incurred in connection therewith, such as legal, accounting, and other professional and advisory fees. Furthermore, the Separation, if completed, may result in potential dyssynergy costs, which may be greater than we anticipate and/or may be significant.
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
While we have successfully settled or otherwise resolved a number of legacy legal proceedings, investigations and inquiries relating to, among other things, our disclosure and accounting practices and our former relationship with Philidor, including the securities class action litigation matters in both the U.S. and Canada, the investigation by the SEC and the investigation order from the Autorité des marches financiers (the “AMF”) (our principal securities regulator in Canada), we are currently still the subject of a number of other ongoing legal proceedings and investigations and inquiries by governmental agencies, including, but not limited to, the following: (i) a number of pending securities litigations, including certain opt-out actions in the U.S. (related to the U.S. Securities class action which has been settled, but remains subject to an objector's appeal of the final court approval), and in Canada (related to the securities class action litigation in Canada which has been settled), have been instituted, the allegations of which relate to, among other things, allegedly false and misleading statements by the Company and/or failures to disclose information about our business and prospects, including relating to drug pricing, our policies and accounting practices, our use of specialty pharmacies, and our former relationship with Philidor and (ii) purported class actions under the federal RICO statute on behalf of third-party payors arising out of our pricing and use of specialty pharmacies, and our former relationship with Philidor. In addition, we could, in the future, face additional legal proceedings and investigations and inquiries by governmental agencies relating to these or similar matters. For more information regarding legal proceedings, see Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
We are unable to predict how long such proceedings, investigations and inquiries will continue, but we anticipate that we will continue to incur significant costs in connection with some or all of these matters and that some or all of these proceedings, investigations and inquiries will result in a substantial distraction of management’s time, regardless of the outcome. Some or all of these proceedings, investigations and inquiries will likely result in damages, settlement payments (such as the $1,210 million payment to be made by the Company in connection with the previously settled U.S. Securities class action (subject to an objector's appeal of the final court approval)), fines, penalties, consent orders or other administrative sanctions (including exclusion from federal programs) against the Company and/or certain of our directors and officers, any of which could be material, or in changes to our business practices, which, in turn, may result in or may contribute to an inability by us to meet the financial covenant contained in our Restated Credit Agreement. Furthermore, publicity surrounding these proceedings, investigations and inquiries or any enforcement action as a result thereof, even if ultimately resolved favorably for us could result in additional investigations and legal proceedings. As a result, these proceedings, investigations and inquiries could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
We are under scrutiny with respect to our historical business practices (including with respect to past pricing practices), including various securities litigations, including certain opt-out actions in the U.S. (related to the previously settled securities class action (subject to an objector's appeal of the final court approval)) and in Canada (related to the recently settled securities class action), and purported class actions under the federal RICO statute on behalf of third-party payors. We are unable to predict how such proceedings, investigations and inquiries will impact our current business practices, including with respect to pricing, or the prices of our products, including whether we will be required to impose pricing freezes or controls, pricing reductions (including on a retroactive basis) or other price regulation for some or all of our products.
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
We rely on distributors, suppliers, contract research organizations, vendors, service providers, business partners and other third parties to research, develop, manufacture, distribute, market and sell many of our products, as well as perform other services relating to our business. We rely on these third parties to meet their contractual, legal, regulatory and other obligations. A failure to maintain these relationships or poor performance by these third parties could negatively impact our business. In addition, we cannot guarantee that the contractual terms and protections and compliance controls, policies and procedures we have put in place will be sufficient to ensure that such third parties will meet their legal, contractual and regulatory obligations or that these terms, controls, policies, procedures and other protections will protect us from acts committed by our agents, contractors, distributors, suppliers, service providers or business partners that violate contractual obligations or the laws or regulations of the jurisdictions in which we operate, including matters respecting anti-corruption, fraud, kickbacks and false claims, pricing, sales and marketing practices, privacy laws and other legal obligations. Any failure of such third parties to meet these legal, contractual and regulatory obligations or any improper actions by such third parties or even allegations of such non-compliance or actions could damage our reputation, adversely impact our ability to conduct business in certain markets and subject us to civil or criminal legal proceedings and regulatory investigations, monetary and non-monetary damages and penalties and could cause us to incur significant legal and investigatory fees and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. For example, the allegations about the activities of Philidor and our former relationship with Philidor have resulted in a number of investigations, inquiries and legal proceedings against us, which may damage our reputation and result in damages, fines, penalties or administrative sanctions against the Company and/or certain of our officers. For more information regarding legal proceedings, see Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
If our products cause, or are alleged to cause, serious or widespread personal injury, we may have to withdraw those products from the market and/or incur significant costs, including payment of substantial sums in damages, and we may be subject to exposure relating to product liability claims. In addition, our product liability self-insurance program may not be adequate to cover future losses.
We face an inherent business risk of exposure to significant product liability and other claims in the event that the use of our products caused, or is alleged to have caused, adverse effects. These product liability proceedings may be costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor.
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
Our Restated Credit Agreement and the various indentures governing our senior notes contain covenants that restrict the way we conduct business and require us to satisfy certain financial tests in order to incur debt or take other actions. For example, our Restated Credit Agreement contains a financial covenant that requires us to maintain a certain financial ratio at fiscal quarter end.
The Company’s Restated Credit Agreement contains a specified quarterly financial maintenance covenant (consisting of a first lien leverage ratio). As of December 31, 2020, we were in compliance with this financial maintenance covenant. However, we can make no assurance that we will be able to comply with the restrictive covenants contained in the Restated Credit Agreement and indentures in the future. Based on our current forecast for the next twelve months from the date of issuance of this Form 10-K, we expect to remain in compliance with this financial maintenance covenant and meet our debt obligations over that same period. In the event that we perform below our forecasted levels, we may also implement certain additional cost-efficiency initiatives, such as rationalization of selling, general and administrative expenses ("SG&A") and R&D spend, which would allow us to continue to comply with the financial maintenance covenant. The Company may consider taking other actions, including divesting other businesses, refinancing debt, issuing equity or equity-linked securities as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenant and meeting its debt service obligations, or may negotiate with the applicable lenders for an amendment or modification to such covenant, as deemed appropriate. However, we cannot guarantee that any of the above-noted actions would be achieved. If we perform below our forecasted levels and the actions referenced above are not effective, we would fail to comply with our financial maintenance covenant. In that instance, we would be in default, and our lenders would be permitted to accelerate our debt unless we could obtain an amendment. If our debt was accelerated, we would not have sufficient funds to repay our debt absent a refinancing, and we cannot provide assurance that we would be able to obtain a refinancing.
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
We have a significant amount of indebtedness. For details regarding our debt and the maturity dates thereof, see Note 10, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements. Our ability to satisfy our debt obligations will depend principally upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt. If we do not generate sufficient cash flow to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Alternatively, as we have done in the past, we may also elect to refinance certain of our debt, for example, to extend maturities. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. If we are unable to access the capital markets, whether because of the condition of those capital markets or our own financial condition or reputation within such capital markets, we may be unable to refinance our debt. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, given our capital structure, any refinancing of our senior unsecured debt may be with secured debt, thereby increasing our first lien and/or secured leverage ratios. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms, or at all, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. Certain subsidiaries include non-U.S. subsidiaries that may be prohibited by law or other regulations from distributing funds to us and/or we may be subject to payment of taxes and withholdings on such distributions. In the event that we do not receive distributions from our subsidiaries or receive cash via services rendered, loans and intellectual property licensed, we may be unable to make required principal and interest payments on our indebtedness.
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
The agreements governing our indebtedness contain restrictive covenants which impose certain limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur, prohibitions on incurring additional debt if certain financial covenants are not met and restrictions on our ability to make certain investments and other restricted payments. Any additional debt, to the extent we are able to incur it, may further restrict the manner in which we conduct business. Such restrictions, prohibitions and limitations could impact our ability to implement elements of our strategy, including in the following ways:
▪our flexibility to plan for, or react to, competitive challenges in our business and the pharmaceutical and medical device industries may be compromised;
▪we may be put at a competitive disadvantage relative to competitors that do not have as much debt as we have, and competitors that may be in a more favorable position to access additional capital resources;
▪our ability to make acquisitions and execute business development activities through acquisitions will be limited and may, in future years, continue to be limited; and
▪our ability to resolve regulatory and litigation matters may be limited.
In the past, our credit ratings have been downgraded. Any further downgrade in our corporate credit ratings or other credit ratings may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
We are exposed to risks related to interest rates.
Our senior secured credit facilities bear interest based on U.S. dollar London Interbank Offering Rates or U.S. Prime Rate, or Federal Funds effective rate (for U.S. dollar loans) and Canadian Prime Rate or Canada Bankers’ Acceptance Rate (for Canadian dollar loans). Thus, a change in the short-term interest rate environment (especially a material change) could have an adverse effect on our business, financial condition, cash flows and results of operations (which adverse effect could be material) and could cause the market value of our common shares and/or debt securities to decline. As of December 31, 2020, we did not have any outstanding interest rate swap contracts.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. In November 2020, ICE Benchmark Administration Limited, the administrator of LIBOR, announced that it will consult on its intention to cease the publication of the one week and two month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021 and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. If LIBOR ceases to exist, we will need to endeavor, with the administrative agent thereunder, to amend the credit facilities to substitute LIBOR with an alternative rate of interest that gives due consideration to the then-prevailing market convention for syndicated loans in the U.S., subject to notice to all lenders and the absence of objection by the “required lenders,” or pay interest based on the "base rate" until we can otherwise renegotiate our Senior Secured Credit Facilities to include a LIBOR replacement. Any change in accordance with the aforementioned procedures, or the conversion of loans to base rate or U.S. prime rate loans, could have an adverse impact on our cost of capital. Currently, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our business, financial condition, cash flows and results of operations cannot yet be determined. However, any such event could have a material adverse effect on our business, financial condition, cash flows and results from operations and could cause the market value of our common shares and/or debt securities to decline.
Employment-related Risks
The loss of the services of, or our inability to recruit, retain or motivate, our executives and other key employees could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We must continue to retain and motivate our executives and other key employees, and to recruit other executives and employees, in order to strengthen our management team and workforce. Our ability to retain or recruit executive and other key employees may be hindered or delayed by, among other things, competition from other employers who may be able to offer more attractive compensation packages or the reputational challenges the Company faces as a result of historical issues and may in the future continue to face. A failure by us to retain, motivate and recruit executives and other key employees or the unanticipated loss of the services of any of these executives or key employees for any reason, whether temporary or permanent, could create disruptions in our business, could cause concerns and instability for management and employees, current and potential customers, credit rating agencies and other third parties with whom we do business and our shareholders and debt holders and could cause concern regarding our ability to execute our business strategy or to manage operations in the manner previously conducted and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Furthermore, as a result of any failure to retain, or loss of, any executives or key employees, we may experience increased costs in order to identify and recruit a suitable replacement in a timely manner (and, even if we are able to hire a qualified successor, the search process and transition period may be difficult to manage and result in additional periods of uncertainty), which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, once identified and recruited, the transition of new executives and key employees may be difficult to manage and we cannot guarantee that new executives and employees will efficiently transition into their roles or ultimately be successful in their roles. Finally, as a result of changes in our executives and key employees, there may be changes in the way we conduct our business, as well as changes to our business strategy. We cannot predict what these changes may involve or the timing of any such changes and how they will impact our product sales, revenue, business, financial condition, cash flows or results of operations, but any such changes could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Any of these factors could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
A significant number of the products we sell either: (i) have no meaningful exclusivity protection via patent or marketing or data exclusivity rights or (ii) are protected by patents or regulatory exclusivity periods that will be expiring in the near future. These products represent a significant amount of our revenues (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Trends — Generic Competition and Loss of Exclusivity” in this Form 10-K for a list of some of these products). Without exclusivity protection, competitors and other third parties (including generics and biosimilars) face fewer barriers in introducing competing products. Upon the expiration or loss of patent exclusivity or regulatory exclusivity for our products or otherwise upon the introduction of generic, biosimilar or other competitors (which may be sold at significantly lower prices than our products), we could lose a significant portion of sales and market share of the applicable products in a very short period and, as a result, our revenues could be lower. In addition, the introduction of generic and biosimilar competitors may have a significant downward pressure on the pricing of our branded products which compete with such generics and biosimilars. Where we have the rights, we may elect to launch an authorized generic of such product (either ourselves or through a third party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with the launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material. The introduction of competing products (including generic products and biosimilars) could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We may fail to obtain, maintain, license, enforce or defend the intellectual property and proprietary rights required to conduct our business, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We strive to acquire, maintain, enforce and defend patent, trademark and other intellectual property and proprietary protections over our products and the processes used to manufacture these products. However, we may not be successful in obtaining such protections, or the patent, trademark and other intellectual property and proprietary rights we do obtain may not be sufficient in breadth and scope to fully protect our products or prevent competing products, or such rights may be susceptible to third-party challenges, which could result in the loss of such intellectual property rights or the narrowing of scope of protection afforded by such rights. Our intellectual property and proprietary rights may also be circumvented by third parties. The failure to obtain, maintain, enforce or defend such intellectual property and proprietary rights, for any reason, could allow third parties to manufacture and sell products that compete with our products or may impact our ability to develop, manufacture and market our own products, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
For certain of our products and manufacturing processes, we rely on trade secrets and other proprietary information, which we seek to protect, in part, by confidentiality and nondisclosure agreements with our employees, contractors, consultants, advisors and partners. We also seek to enter into agreements whereby such employees, contractors, consultants, advisors and partners assign to us the rights in any intellectual property they develop. We may not enter into such agreements with all applicable parties, such agreements may be breached or otherwise may not effectively prevent disclosure or misappropriation of such information, and disputes may still arise with respect to the ownership of intellectual property. In addition, third parties may independently develop the same or similar proprietary information. The disclosure of such proprietary information or the loss of such intellectual property and proprietary rights may impact our ability to develop, manufacture and market our own products or may assist competitors or other third parties in the development, manufacture and sale of competing products, which could have a material adverse effect on our revenues, financial condition, cash flows or results of operations and could cause the market value of our common shares and/or debt securities to decline.
For a number of our commercialized products and pipeline products, including Xifaxan®, Siliq®, Lumify®, Plenvu®, Vyzulta®, Relistor®, Jublia® and the pipeline products that are the subject of our recently announced licenses with Eyenovia, Inc., Novaliq GmbH, BHVI and Clearside Biomedical, Inc., we rely on licenses to patents and other technologies, know-how and intellectual property and proprietary rights held by third parties. Any loss, expiration, termination or suspension of our rights to such licensed intellectual property would result in our inability to continue to develop, manufacture and market the applicable products or product candidates and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In the future, we may also need to obtain additional licenses from third parties to develop, manufacture, market or continue to manufacture or market our products. If we are unable to timely obtain these licenses on commercially reasonable terms or at all, our ability to develop, manufacture and market our products may be inhibited or prevented, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
In May 2016, we formed a new Patient Access and Pricing Committee responsible for the pricing of our drugs. The new committee’s first action was a recommendation, which we implemented, for an enhanced rebate program to all hospitals in the U.S. to reduce the price of our Nitropress® and Isuprel® products. In addition, the Patient Access and Pricing Committee made a commitment that the average annual price increase for our branded prescription pharmaceutical products will be set at no greater than single digits. This commitment was reaffirmed for 2021. All future pricing actions will be subject to review by the Patient Access and Pricing Committee and we expect that the Patient Access and Pricing Committee will implement or recommend additional price changes and/or new programs to enhance patient access to our drugs.
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

In prior years, we have undertaken a number of divestitures of certain of our assets and business. We may, in the future, seek to divest additional asset and/or businesses, some of which may be material and/or transformative, which could adversely affect our business, prospects and opportunities for growth.
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
If an acquisition is consummated, the integration of the acquired business, product or other assets into our Company may also be complex and time-consuming and, if such businesses, products and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Potential difficulties that may be encountered in the integration process include the following: integrating personnel, operations and systems, while maintaining focus on selling and promoting existing and newly-acquired products; coordinating geographically dispersed organizations; distracting management and employees from operations; retaining existing customers and attracting new customers; maintaining the business relationships the acquired company has established, including with health care providers; and managing inefficiencies associated with integrating the operations of the Company and the acquired business, product or other assets.

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
Levels of market acceptance for our new products could be impacted by several factors, some of which are not within our control, including but not limited to the following:
▪safety, efficacy, convenience and cost-effectiveness of our products compared to products of our competitors;
▪scope of approved uses and marketing approval;
▪availability of patent or regulatory exclusivity;
▪timing of market approvals and market entry;
▪ongoing regulatory obligations following approval, such as the requirement to conduct a Risk Evaluation and Mitigation Strategy ("REMS") programs;
▪any restrictions or “black box” warnings required on the labeling of such products;
▪availability of alternative products from our competitors;

▪acceptance of the price of our products;
▪effectiveness of our sales forces and promotional efforts;
▪the level of reimbursement of our products;
▪acceptance of our products on government and private formularies;
▪ability to market our products effectively at the retail level or in the appropriate setting of care; and
▪the reputation of our products.
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
Our fulfillment arrangements with Walgreens and our dermatology cash-pay prescription program may not be successful.
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
We conduct a significant portion of our business outside the U.S. and Canada and may, in the future, expand our operations into new countries, including emerging markets. We sell our pharmaceutical and medical device products in many countries around the world. All of our foreign operations are subject to risks inherent in conducting business abroad, including, among other things:
▪difficulties in coordinating and managing foreign operations, including ensuring that foreign operations comply with foreign laws as well as Canadian and U.S. laws applicable to Canadian companies with U.S. and foreign operations, such as export and sanctions laws and the U.S. Foreign Corrupt Practices Act (“FCPA”), the Canadian Corruption of Foreign Public Officials Act, and other applicable worldwide anti-bribery laws;
▪price and currency exchange controls;
▪restrictions on the repatriation of funds;
▪scarcity of hard currency, including the U.S. dollar, which may require a transfer or loan of funds to the operations in such countries, which they may not be able to repay on a timely basis;
▪political and economic instability;
▪compliance with multiple regulatory regimes;
▪compliance with economic sanctions laws and other laws that apply to our activities in the countries where we operate;
▪less established legal and regulatory regimes in certain jurisdictions, including as relates to enforcement of anti-bribery and anti-corruption laws and the reliability of the judicial systems;
▪differing degrees of protection for intellectual property;
▪unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements;
▪new export license requirements;
▪adverse changes in tariff and trade protection measures;
▪differing labor regulations;
▪potentially negative consequences from changes in or interpretations of tax laws;
▪restrictive governmental actions;
▪possible nationalization or expropriation;
▪credit market uncertainty;
▪differing local practices, customs and cultures, some of which may not align or comply with our Company practices and policies or U.S. laws and regulations;
▪difficulties with licensees, contract counterparties, or other commercial partners; and
▪differing local product preferences and product requirements.
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
In addition, FDA and Health Canada approval must be obtained in the U.S. and Canada, respectively, EMA approval (drugs) and CE Marking (devices) must be obtained in countries in the EU and similar approvals must be obtained from comparable agencies in other countries, prior to marketing or manufacturing new pharmaceutical and medical device products for use by humans. Obtaining such regulatory approvals for new products and devices and manufacturing processes can take a number of years and involves the expenditure of substantial resources. Furthermore, the Trump administration took several executive actions, including the issuance of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as issuance of guidance and review and approval of marketing applications. It is unclear how these executive actions will be implemented or whether they will be rescinded or replaced under the Biden administration, and therefore their effects on the FDA approval process cannot be determined at this time.
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
In May 2017, the European Commission published the Medical Device Regulation (MDR) 2017/745, which replaced the Medical Device Directive (MDD). Pursuant to the terms of the new regulations, in order to continue to market medical device products in the EU, such products must achieve compliance with these new regulations and be re-registered in the EU within a specified transition period, which, for a portion of products, will end as early as May 26, 2021. These new regulations impact all of our existing and pipeline medical device products being sold in the EU for which we are legal manufacturer and/or distributor, including contact lens, lens care, eye-health, aesthetic and surgical areas, as well as certain of our products outside the EU, which rely on the EU registration to support registration in those other countries. These products, in the aggregate, account for a meaningful portion of our net revenue in this region. While we are working to ensure compliance with these new regulations for all impacted products, we may not be able to achieve compliance for all products within the applicable transition period. If we fail to achieve compliance, we will not be able to market and sell the non-compliant products in the EU, nor will we be able to rely on the non-compliant registration for such products in regions outside of the EU, which could have a material adverse effect on our business, financial condition, cash flows and results of operations in the EU and, possibly, on a consolidated basis, and could cause the market value of our common shares and/or debt securities to decline.
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
On June 23, 2016, the United Kingdom held a referendum on its membership in the European Union, in which United Kingdom voters approved an exit from the European Union (“Brexit”). On March 29, 2017, the United Kingdom formally notified the European Council pursuant to Article 50 of the Treaty of Lisbon of its intention to leave the European Union. On January 31, 2020 (“Exit Day”), the United Kingdom ceased to be a member state of the European Union. EU law applicable to the United Kingdom continued to apply to and in the United Kingdom for the duration of a transition period which expired on December 31, 2020 (the “Transition Period”). During the Transition Period, the European Union and the United Kingdom negotiated the terms of their future relationship and on December 31, 2020 entered into a Trade and Cooperation Agreement, an Agreement on Nuclear Cooperation and an Agreement on Security Procedures for Exchanging and Protecting Classified Information. Subject to certain exceptions, domestic law derived from EU law, EU law directly applicable in the UK and EU rights, powers, liabilities and obligations recognized and available in the UK in each case immediately before the expiration of the Transition Period was retained by the UK, but in the future UK law may diverge from EU law. Following the Brexit vote, the European Union moved the European Medicines Agency’s headquarters from the United Kingdom to the Netherlands, which could result in disruptions and delays in new drug approvals in the European Union. In addition, we could face new regulatory costs and challenges that could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
Our manufacturing facilities and those of our contract manufacturers must be inspected and found to be in full compliance with CGMP, quality system management requirements or similar standards before approval for marketing. Compliance with CGMP regulations requires the dedication of substantial resources and requires significant expenditures. In addition, while we attempt to build in certain contractual obligations on our third-party manufacturers, we may not be able to ensure that such third-parties comply with these obligations. Our failure or that of our contract manufacturers to comply with CGMP regulations, quality system management requirements or similar regulations outside of the U.S. could result in enforcement action by the FDA or its foreign counterparts, including, but not limited to, warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of products, total or partial suspension of production or importation, suspension or withdrawal of regulatory approval for approved or in-market products, refusal of the government to renew marketing applications or approve pending applications or supplements, refusal of certificates for export to foreign jurisdictions, suspension of ongoing clinical trials, imposition of new manufacturing requirements, closure of facilities and criminal prosecution. These enforcement actions could lead to a delay or suspension in production, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
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
Some components and raw materials used in our manufactured products, and some finished products sold by us, are currently available only from one or a limited number of domestic or foreign suppliers. For example, with respect to some of our largest or most significant products, the supply of the finished product for each of our Siliq®, Duobrii®, Bryhali®, Lumify®, Trulance®, Vyzulta®, SofLens®, Wellbutrin XL®, Ocuvite®, PreserVision®, Renu®, Aplenzin®, Xenazine®, Relistor® Oral and PureVision® products are only available from a single source and the supply of active pharmaceutical ingredient for each of our Siliq®, Duobrii®, Bryhali®, Trulance®, Vyzulta®, Xenazine®, Aplenzin® and Relistor® Oral products are also only available from a single source. In the event an existing supplier fails to supply product on a timely basis and/or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or we are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we may be unable to obtain the required components, raw materials or products on a timely basis or at commercially reasonable prices. We attempt to mitigate these risks by maintaining safety stock of these products, but such safety stock may not be sufficient. In addition, in some cases, only a single source of active pharmaceutical ingredient is identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval, which would involve time and expense to us. A prolonged interruption in the supply of a single-sourced raw material, including the active pharmaceutical ingredient, or single-sourced finished product could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, these third-party manufacturers may have the ability to increase the supply price payable by us for the manufacture and supply of our products, in some cases without our consent.
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
Internationally, laws and regulations in many jurisdictions apply broadly to the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information. For example, the GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer and otherwise process personal data, including health data from clinical trials and adverse event reporting. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices is often updated or otherwise revised. We are also subject to Canada's federal Personal Information Protection and Electronic Documents Act and substantially similar equivalents at the provincial level with respect to the collection, use and disclosure of personal information in Canada. Such federal and provincial legislation impose data privacy and security obligations on our processing of personal information of Canadian residents. The federal and Alberta legislation include mandatory data breach notification requirements. Canada’s Anti-Spam Legislation (“CASL”) also applies to the extent that we send commercial electronic messages from Canada or to electronic addresses in Canada. CASL contains prescriptive consent, form, content and unsubscribe mechanism requirements. Penalties for non-compliance with CASL are up to CAD $10 million per violation. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. The regulatory framework for data privacy, data security and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Complying with all of these laws and regulations involves costs to our business, and failure to comply with these laws and regulations can result in the imposition of significant civil and criminal penalties, as well as litigation, all of which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. For more information regarding applicable data privacy and security laws and regulations, see Item 1. “Business — Government Regulations” of this Form 10-K.
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
Although efforts at replacing the Health Care Reform Act have stalled in Congress, there are a number of proposals that we expect to be introduced to Congress and put forth by the Biden administration, including proposals relating to drug pricing and drug delivery reforms, that may result in further changes to the health care system that could materially impact the Company. We cannot predict what those changes will be or when they will take effect, and we could face additional risks arising from such changes. Because of this continued uncertainty, the number of proposals and the indeterminable position that the Biden administration may take with regard to the Health Care Reform Act, we cannot quantify or predict with any certainty the likely impact of these proposals on our business model, prospects, financial condition or results of operations, in particular on the pricing, coverage or reimbursement of any of our product candidates that may receive marketing approval. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Legislative efforts relating to drug pricing, the cost of prescription drugs under Medicare, the relationship between pricing and manufacturer patient programs, and government program reimbursement methodologies for drugs have been proposed and considered at the U.S. federal and state level. While some of these proposed measures will require authorization through additional legislation to become effective, Congress and the administration have each indicated an intent to continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system. We cannot provide assurance as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.
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
In 2019, the Government of Canada (Health Canada) published in the Canadian Gazette the new pricing regulation for patented drugs. These regulations will become effective on July 1, 2021. The new regulations will change the mechanics of establishing the pricing for products submitted for approval after August 21, 2019; they will also require full transparency of discounts agreed with provincial bodies; and finally, will change the number and composition of reference countries used to determine if a drug’s price is excessive. While we do not believe this will have a significant impact on our future cash flows, as additional facts materialize, we cannot provide assurance as to the ultimate content, timing, effect or impact of such regulations.
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

Other Risks
Our business and operations could be negatively affected by shareholder activism, which could cause us to incur significant expenses, hinder execution of our business strategy and impact our share price.
In recent years, shareholder activism involving corporate governance, fiduciary duties of directors and officers, strategic direction and operations has become increasingly prevalent. One of our investors, which owns approximately 7.8% of our outstanding common shares, filed a Schedule 13D with the SEC in February 2021, in which it was indicated that the investor intended to engage in discussions with our management and board regarding ways to enhance shareholder value, including our ongoing strategic review and that it may also seek board representation. Another of our investors, which owns approximately 6% of our outstanding common shares, filed a Schedule 13D with the SEC in July 2020, in which it indicated that it intended to consider, explore and/or develop plans and/or make proposals respecting, among other things, our businesses, assets, operations, and strategy, and to explore ways to strengthen the company and enhance shareholder value. In February 2021, this investor also sent the Company a public letter, in which it stated that the proposed Separation should be completed by the end of 2021 and recommended, among other things, the divestiture of certain of our businesses and assets.
In the event such investors continue to pursue such proposals or we become the subject of additional shareholder activism, this may create a significant distraction for our management and employees. This could negatively impact our ability to execute our business plans (including the Separation) and may require our management to expend significant time, resources and costs, including legal fees and other expenses incurred in connection with any proxy contest that may result from any such shareholder activism. Furthermore, if individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders and could lead us to adopt other plans that we cannot predict and which could focus on short-term benefits with longer-term costs. Such shareholder activism may also create uncertainties with respect to our financial position and operations, may adversely affect our ability to attract and retain key employees and may result in loss of potential business opportunities with our current and potential customers and business partners, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, such shareholder activism may cause significant fluctuations in our share price based on temporary or speculative market perceptions, uncertainties or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business, and could cause the market value of our common shares to decline. While we will remain responsive to shareholder demands, there is no assurance that we will achieve their objectives, or that doing so will decrease the likelihood of activist shareholder engagement in the future.
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
For example, in 2020, 2019 and 2018, we recognized impairments, including a loss on assets held for sale, to finite-lived and indefinite-lived intangible assets of $114 million, $75 million and $568 million, respectively. These asset impairments were primarily attributable to: (i) assets being classified as held for sale and (ii) revisions in sales forecasts associated with discontinuances, generic competition and other market forces. In addition to impairments to finite-lived and indefinite-lived intangible assets, in 2018, we recognized goodwill impairments of $2,322 million. These impairments to goodwill were primarily the result of: (i) the adoption of new accounting guidance in 2018 and (ii) revisions to forecasts to certain reporting units, as a result of changing business dynamics and market conditions. There were no goodwill impairments in 2020 and 2019.
The Company conducted its annual goodwill impairment test as of October 1, 2020. No impairment to the goodwill of any reporting unit was identified. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
See Note 5, "FAIR VALUE MEASUREMENTS" and Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements for further information on these impairment charges.
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

We have become increasingly dependent on information technology systems and infrastructure and any breakdown, interruption, breach or other compromise of our or our third-party vendors' information technology systems could subject us to liability or interrupt the operation of our business, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Any failure to so modify, upgrade or replace such systems and infrastructure, any disruptions that occur during the process of such modification, upgrade or replacement and/or any breakdown, interruption or corruption of the information technology systems and infrastructure on which we rely could create system disruptions, shutdowns, delays in generating or the corruption of data and information or other disruptions that could result in negative financial, operational, business or reputational consequences for us.
The size and complexity of the information technology systems and infrastructure on which we rely makes such systems and infrastructure potentially vulnerable to internal or external inadvertent or intentional security breaches, including as a result of private or state-sponsored cybercrimes, terrorism, war, malware, ransomware, human error, system malfunction, telecommunication and electrical failures, natural disaster, fire, misplaced or lost data, socially engineered breaches or other similar events.
In addition, during the normal course of our business operations, including through the use of information technology systems and infrastructure, we are involved in the collection, transmission, use, retention and other processing of sensitive, confidential, non-public or personal data and information in Canada, the United States and abroad.
Cyber-attacks are increasing in frequency, sophistication and intensity and are made by groups and individuals with a wide range of motives and expertise. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, worms, social engineering, improper modification of information, fraudulent “phishing” e-mails and other means to affect service reliability or threaten data confidentiality, integrity or availability. Techniques used in these attacks are often highly sophisticated, change frequently and may be difficult to detect for long periods of time.
We have established physical, electronic and organizational measures intended to safeguard and secure our systems to prevent a compromise and policies and procedures designed to provide for the timely investigation of cybersecurity incidents and the timely disclosure of cybersecurity incidents consistent with our legal and contractual obligations. We also rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of digital information.
While we attempt to take appropriate security and cybersecurity measures to protect our information technology systems and infrastructure (including any confidential or other sensitive information) and to prevent and detect breakdowns, unauthorized breaches and cyber-attacks, we cannot guarantee that such measures will be successful and that breakdowns and breaches of, or attacks on, our systems and data, or those of third parties upon which we rely, will be prevented. Any such incidents, or the public perception that we or any third party upon which we rely have suffered such an incident, may cause business interruption and damage our reputation with customers, employees and third parties with whom we do business, and we may suffer litigation, financial damage, regulatory investigations, enforcement, orders and other actions, which could result in injunctions, fines and penalties, as well as costs relating to investigation of an incident, corrective actions, required notification, credit monitoring services and other expenses, and could have a material adverse effect on our business, financial condition, cash flows and results of operations.
In addition, we provide confidential and other sensitive information to third parties when necessary to pursue our business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk that the confidentiality of information held by third parties, including trade secrets and sensitive personal information, may be compromised, including as a result of cybersecurity breaches, breakdowns or other incidents. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be injured, resulting in loss of business and/or morale. Any such incidents could require us to incur costs to remediate possible injury to our customers and employees, to further improve our protective measures or to pay fines or take other action with respect to litigation, judicial or regulatory actions arising out of such incidents, which may be significant.
While we maintain insurance against some of these risks, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from a breakdown, breach, cyber-attack or other compromise of or interruption to our information technology systems and infrastructure or confidential and other sensitive information. We also cannot ensure that any limitation of liability or indemnity provisions in our contracts, including with vendors and service providers, for a security lapse or breach or other security incident would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. Any of the foregoing could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
General Risk Factors
Our operating results and financial condition may fluctuate.
Our operating results and financial condition may fluctuate from quarter to quarter for a number of reasons. In addition, our stock price can be volatile. The following events or occurrences, among others, could cause fluctuations in our financial performance and/or stock price from period to period:
•development and launch of new competitive products;
•the timing and receipt of FDA and other regulatory approvals or lack of approvals;
•costs related to business development transactions;
•changes in the amount we spend to promote our products;
•delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;
•changes in treatment practices of physicians that currently prescribe certain of our products;
•increases in the cost of raw materials used to manufacture our products;
•FDA or other regulatory actions relating to our manufacturers or suppliers;
•manufacturing and supply interruptions;
•our responses to price competition;
•new legislation that would control or regulate the prices of drugs;
•a protracted and wide-ranging trade conflict between the United States and China;
•expenditures as a result of legal actions (and settlements thereof), including the defense of our patents and other intellectual property;
•market acceptance of our products;
•the timing of wholesaler and distributor purchases and success of our wholesaler and distributor arrangements;
•general economic and industry conditions, including potential fluctuations in interest rates;
•changes in seasonality of demand for certain of our products;
•foreign currency exchange rate fluctuations;
•changes to, or the confidence in, our business strategy;
•changes to, or the confidence in, our management; and
•expectations for future growth.
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
We believe that we have sufficient facilities to conduct our operations during 2021. Our facilities in aggregate are over 10 million square feet and include, among others, the following list of principal properties by segment:

Location	Purpose	Owned or Leased	Approximate Square Footage
Corporate & Administration
Laval, Quebec, Canada	Corporate headquarters, R&D, manufacturing and warehouse facility	Owned	338,000
Bridgewater, New Jersey(1)	Administration	Leased	310,000
Bausch + Lomb/International
Rochester, New York	Offices, R&D and manufacturing facility	Owned	953,000
San Juan del Rio, Mexico	Offices and manufacturing facility	Owned	853,000
El Obour City, Egypt(2)	Offices, R&D, manufacturing and warehouse facility	Owned	630,000
Jelenia Gora, Poland	Offices, R&D, manufacturing and warehouse facility	Owned	521,000
Waterford, Ireland	R&D and manufacturing facility	Owned	500,000
Woodruff, South Carolina	Distribution facility	Leased	432,000
Jinan, China	Offices and manufacturing facility	Owned	418,000
Rzeszow, Poland	Offices, R&D, manufacturing and warehouse facility	Owned	380,000
Berlin, Germany	Manufacturing, distribution and office facility	Owned	339,000
Greenville, South Carolina	Manufacturing and distribution facility	Owned	314,000
Chattanooga, Tennessee	Distribution facility	Leased	240,000
Aubenas, France	Offices, manufacturing and warehouse facility	Owned	148,000
Macherio, Italy	Offices, R&D, manufacturing and warehouse facility	Owned	119,000
Beijing, China	Warehouse facility and distribution	Owned	97,000
Salix
Steinbach, Manitoba, Canada	Offices, manufacturing and warehouse facility	Owned	241,000
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
(2) — This property is part of a business within our Bausch + Lomb/International segment business which, as of December 31, 2020, is classified as held for sale. See Note 3, "ACQUISITIONS, LICENSING AGREEMENTS AND ASSETS HELD FOR SALE" to our audited Consolidated Financial Statements for additional information.
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
Market Price Volatility of Common Shares
Market prices for the securities of pharmaceutical, medical devices and biotechnology companies, including our securities, have historically been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in our operating results, the aftermath of public announcements by us or by others about us, changes in our executive management, changes in our business strategy, concern as to the safety of drugs and medical devices, the commencement or outcome of legal or governmental proceedings, changes in our ability to access credit markets, changes in the cost of capital, investigations or inquiries, and general market conditions can have an adverse effect on the market price of our common shares and other securities. For example, during 2015 and 2016, we experienced significant fluctuations and decreases in the market price of our common shares as a result of, among other things, legal and governmental proceedings and investigations with respect to certain of our distribution, marketing, pricing, disclosure and accounting practices, rising interest rates and certain public allegations made by short sellers and other third parties relating to certain of these matters. See Item 1A. “Risk Factors” of this Form 10-K for additional information.
Holders
The approximate number of holders of record of our common shares as of February 18, 2021 was 1,834.

Performance Graph
The following performance graphs compare the cumulative total return on a $100 investment on December 31, 2015 and December 31, 2016, assuming reinvestment of all dividends, in: (i) our common shares, (ii) the S&P 500 Index, (iii) the S&P/TSX Composite Index and (iv) a composite peer group of 11 major U.S. based pharmaceutical companies for the four and five years ended December 31, 2020. The composite peer group of 11 major U.S. based pharmaceutical companies consists of Alexion Pharmaceuticals Inc, Amgen Inc, Biogen Inc, Bristol-Myers Squibb Co, Eli Lilly And Co, Endo International Plc, Jazz Pharmaceuticals Plc, Mallinckrodt Plc, Perrigo Company Plc, United Therapeutics Corp and Zoetis Inc.
Five Year Performance - Cumulative total return on a $100 investment on December 31, 2015

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/15
12/16
12/17
12/18
12/19
12/20
Bausch Health Companies Inc
S&P 500
S&P/TSX Composite
Peer Group

	As of December 31,
	2015	2016	2017	2018	2019	2020
Bausch Health Companies Inc.	$100	$14	$20	$18	$29	$20
S&P 500	$100	$112	$136	$130	$171	$203
S&P/TSX Composite	$100	$121	$132	$120	$148	$156
Peer Group	$100	$85	$98	$105	$128	$140

Prior to 2016, the Company completed a series of mergers and acquisitions, which, at the time, were in-line with the Company's strategy for growth. However, in response to changing business dynamics within our Company, we recognized the need to change our focus in order to build a world-class health organization. To do so, in 2016, we retained a new executive team, which, in 2017, implemented a multi-year plan to stabilize, turnaround and transform our Company. The performance graph below of cumulative total return as of December 31, 2016 is provided to coincide with the implementation of the Company's turnaround strategies in 2017 to focus on our core businesses, eye-health, GI and dermatology.
Four Year Performance - Cumulative total return on a $100 investment on December 31, 2016

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/16
12/17
12/18
12/19
12/20
Bausch Health Companies Inc
S&P 500
S&P/TSX Composite
Peer Group

	As of December 31,
	2016	2017	2018	2019	2020
Bausch Health Companies Inc.	$100	$143	$127	$206	$143
S&P 500	$100	$122	$116	$153	$181
S&P/TSX Composite	$100	$109	$99	$122	$129
Peer Group	$100	$115	$123	$149	$164

Dividends
No dividends were declared or paid in 2020, 2019 or 2018. While our Board of Directors will review our dividend policy periodically, we currently do not intend to pay any cash dividends in the foreseeable future. In addition, our Restated Credit Agreement and indentures include restrictions on the payment of dividends.  See Note 10, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details regarding these restrictions.

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
Taxation
Canadian Federal Income Taxation
The following discussion is a summary of the principal Canadian federal income tax considerations generally applicable to a holder of our common shares who, at all relevant times, for purposes of the Income Tax Act (Canada) and the Income Tax Regulations (collectively, the “Canadian Tax Act”) deals at arm’s-length with, and is not affiliated with, our Company, beneficially owns its common shares as capital property, does not use or hold and is not deemed to use or hold such common shares in carrying on a business in Canada, does not with respect to common shares enter into a “derivative forward agreement” as defined in the Canadian Tax Act, and who, at all relevant times, for purposes of the application of the Canadian Tax Act and the Canada-U.S. Income Tax Convention (1980, as amended) (the “U.S. Treaty”), is resident in the U.S., is not, and is not deemed to be, resident in Canada and is eligible for benefits under the U.S. Treaty (a “U.S. Holder”). Special rules, which are not discussed in the summary, may apply to a non-resident holder that is an insurer that carries on an insurance business in Canada and elsewhere or that is an “authorized foreign bank” as defined in the Canadian Tax Act.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information required under this Item will be included in our definitive proxy statement for the 2021 Annual Meeting of Shareholders expected to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K (the “2021 Proxy Statement”), and such required information is incorporated herein by reference.
Purchases of Equity Securities by the Company and Affiliated Purchases
There were no purchases of equity securities by the Company during the fourth quarter of the year ended December 31, 2020.
Item 6.    Selected Financial Data
Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through February 24, 2021 and should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion. Additional company information, including this Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
Bausch Health Companies Inc. (“we”, “us”, “our” or the “Company”) is a global company whose mission is to improve people’s lives with our health care products. We develop, manufacture and market, primarily in the therapeutic areas of eye-health, gastroenterology (“GI”) and dermatology, a broad range of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) over-the-counter (“OTC”) products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices), which are marketed directly or indirectly in approximately 100 countries.
We generated revenues for 2020, 2019 and 2018, of $8,027 million, $8,601 million and $8,380 million, respectively. Our portfolio of products falls into four operating and reportable segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products.
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
For additional discussion of our reportable segments, see the discussion in Item 1. "Business — Segment Information" and Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for further details on these reportable segments.
As discussed further below, on August 6, 2020, the Company announced that it intends to separate its eye-health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc. (the “Separation”). In connection with the Separation, the Company expects to realign and begin managing its operations in a manner consistent with the organizational structure of the two separate entities as proposed by the Separation during the first quarter of 2021.
Our Focus on Value
In 2016, we retained a new executive team which implemented a multi-year plan designed to transform and bring out value in our Company. The multi-year plan increased our focus on, among other factors, our: product portfolio, infrastructure, geographic footprint, capital structure and risk management. Since that time, we have been executing and continue to execute on our commitments to transform the Company and generate value. Under the multi-year plan, we have taken the following actions, among others:
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
•made measurable progress in improving our capital structure as we have repaid over $8,600 million in debt obligations (net of additional borrowings, amounts refinanced and excluding the $1,210 million financing of the U.S. Securities Litigation settlement discussed below) during the period January 1, 2016 through the date of this filing using the proceeds from the divestiture of non-core assets, cash generated from our operations and improved working capital management; and
•resolved many of the Company's legacy litigation matters originating back to 2015 and prior, including the most significant legacy legal matter, the U.S. Securities Litigation settlement discussed below, significantly reducing related possible disruptions and other uncertainties to our operations.
We believe that these and other positive actions we have taken to transform our Company, have properly focused our operations and improved our capital structure, and we also believe that, as a result of such actions, we are now presented with an opportunity to unlock additional value across our portfolio of assets by creating two highly attractive but dissimilar businesses.
Separation of the Bausch + Lomb Eye-Health Business
On August 6, 2020, we announced that we intend to separate our eye-health business into an independent publicly traded entity (“Bausch + Lomb”) from the remainder of Bausch Health Companies Inc. The Separation will establish two separate companies that include:
•a fully integrated, pure play eye-health company built on the iconic Bausch + Lomb brand and long history of innovation; and
•a diversified pharmaceutical company with leading positions in gastroenterology, aesthetics/dermatology, neurology and international pharmaceuticals.
The Bausch + Lomb entity will consist of the Company's Bausch + Lomb Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmology Rx businesses. The remaining pharmaceutical entity will comprise a diversified portfolio of our leading durable brands across the Salix, International Rx, Solta, neurology and medical dermatology businesses. We believe the Separation will unlock value across the two post-separation entities and create two highly attractive but dissimilar businesses.
As separate entities, management believes that each company will be better positioned to individually focus on its core businesses to drive additional growth, more effectively allocate capital and best manage its respective capital needs. Further, the Separation allows us and the market to compare the operating results of each entity with other “pure play” peer companies. Although management believes the Separation will bring out additional value, there can be no assurance that it will be successful in doing so. In connection with the Separation, we expect to realign and begin managing our operations in a manner consistent with the organizational structure of the two separate entities as proposed by the Separation during the first quarter of 2021. Accordingly, we expect to begin reporting our segment results to reflect the proposed realignment of our operating segments on a retrospective basis beginning with our first quarter of 2021.
We are in the process of addressing the organization, structure and pro forma capitalizations of the two entities post-separation. Based on our assessment, we believe that, by the end of 2021, we will be able to address the organizational matters and regulatory requirements needed to operate the businesses separately and put the Bausch + Lomb entity in position to become an independent publicly traded company. Management is also considering the form of the Separation and exploring a number of alternative capitalization structures in order to properly capitalize the entities post-separation. Although a public offering of a portion of the Bausch + Lomb business is among the alternate capital structures being considered, this Form 10-K does not constitute an offer of any securities of Bausch + Lomb for sale. There are considerations, approvals and conditions that will determine the ultimate timing and structure of this transaction, including regulatory approvals, final approval by our board of directors, any shareholder vote requirements that may be applicable, compliance with U.S. and Canadian securities laws and stock exchange rules, receipt of any applicable opinions and/or rulings with respect to the Canadian and U.S. federal income tax treatment of such transaction and determination of the pro forma capitalizations of the two entities. The failure to satisfy all of the required conditions could delay the completion of this transaction for a significant period of time or prevent it from occurring at all.
See Item 1A. “Risk Factors — Risk Relating to the Separation” of this Form 10-K for additional risks relating to the Separation.

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
As the global economic landscape changes, there is a wide range of possible outcomes regarding the nature and timing of events related to the COVID-19 pandemic, each of which are highly dependent on variables that are difficult to predict. Developments, including the ultimate geographic spread and duration of the pandemic, the extent and duration of a resurgence, if any, new information concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus, the availability and effectiveness of vaccines for the COVID-19 virus and the economic impact of the pandemic and the reactions to it, could have a significant adverse effect on our business, development programs, financial condition, cash flows and results of operations. The extent of these developments and the related impacts are highly uncertain and many are outside the Company's control.
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
Our Employees
Our employees' health, safety, and wellness are important to us. With the COVID-19 outbreak, a focus in 2020 was protecting the health and safety of our employees and their families. We broadened our existing remote work policies to enable our global employees to work from home wherever possible. In circumstances where remote work was not possible (such as at our manufacturing and distribution facilities) we implemented safety measures to ensure we prevented the spread of COVID-19 in the workplace, such as mandatory face coverings, social distancing, hand hygiene, plexiglass barriers, limited face-to-face meetings and other procedures as prescribed by global public health organizations, such as the WHO and U.S. Centers for Disease Control and Prevention. We also provided resources for our employees specifically in response to COVID-19, including launching a website – Collaborating in the New Normal – to help our employees encourage each other, lead with empathy and adapt as we navigate these unprecedented times.

Our Supply Chain and Manufacturing Facilities
Our objective is to maintain the uninterrupted availability of our products to meet the needs of patients, consumers and our customers. Business continuity plans and site-level biosecurity procedures are in place to ensure the well-being of our employees while we work to maintain the integrity of our supply chain. We have been successful in keeping our manufacturing facilities operational, although, due to shelter-in-place orders, our facilities in Milan and China were forced to temporarily close in March and April of 2020. These facilities were closed for only a short period of time and were immediately and continually operational once the shelter-in-place orders in the respective geographies were lifted.
As of the date of this filing, we have not experienced any disruption in our supply chain that would have a material impact on our results or operations. Our global supply chain team worked diligently to stay ahead of the challenges presented by the COVID-19 pandemic once it appeared in Asia. Although we have put in place procedures to mitigate the risks associated with closures and disruptions at our manufacturing facilities, the COVID-19 pandemic has had an impact on our inventory levels and the manner in which we manage our inventories. From time to time during 2020, our inventory levels were higher than usual as a result of: (i) lower demand across multiple business units due to COVID-19 pandemic related matters, (ii) securing additional quantities of active pharmaceutical ingredients ("API") for our Xifaxan® products from our suppliers in Italy in contemplation of potential supply disruptions in that region, (iii) securing additional quantities of API for our Trulance® products which have longer procurement times and higher costs and (iv) the acquisition of additional quantities of certain products that were at the lower end of their optimal levels at December 31, 2019. During our third and fourth quarters, we continued to manage our inventory levels and effectively reduced our inventory levels to be in line with our pre-pandemic inventory levels as of December 31, 2020.
We have dual sources of API and intermediates for many of our products, the availability of which has not had, and at this time we do not expect will have, a material impact on our supply chain. With respect to our largest product, Xifaxan®, as of January 31, 2021, we have over four months’ supply of Xifaxan® finished goods on hand and enough API to manufacture another seven months’ supply of Xifaxan® finished goods. We also have open orders for API for Xifaxan® that we currently expect will arrive on schedule. However, if we were to experience a lack of availability of API for Xifaxan®, such disruption to our supply chain could have a significant adverse effect on our business, financial condition and results of operations.
We continue to monitor the impacts of the COVID-19 pandemic and take the actions appropriate to regulate our inventories at levels in line with the current supply and demand for our products. These actions have been effective at meeting our objectives, and presuming there continues to be increased availability of effective vaccines and any resurgence of the COVID-19 virus and variant strains thereof do not have a material adverse impact on efforts to contain the COVID-19 virus, we believe we can maintain our inventories at their pre-pandemic levels during 2021. We will continue to monitor our inventories and continue to take the appropriate actions and make the necessary adjustments to maintain the uninterrupted availability of our products to meet the needs of patients, consumers and our customers.
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
Due to the challenges of the COVID-19 pandemic, most notably those attributable to "stay at home" and travel restrictions, certain of our R&D activities were forced to pause. Clinical trials that started prior to governmental shutdowns remained enrolled and existing patients have progressed, while new patient enrollments were paused as most trial sites were not able to accept new patients. However, during our third quarter of 2020, we saw the pace of new patient enrollments increase, getting close to their pre-COVID-19 pandemic levels in the U.S., and as a result have not had to make material changes to our development timelines.
We continue to monitor the timing and completion of our ongoing and anticipated clinical trial programs. As of the date of this filing, the delays in our clinical trials have not had a material impact on our operating results; however, a resurgence of the virus significant enough to necessitate reenacting certain social restrictions could result in unanticipated delays in our ability to conduct new patient enrollments. Other possible COVID-19 pandemic and resurgence related challenges include, but are not limited to, facility closures, delays by third-party service providers, deferrals of doctor visits, postponement of elective medical procedures and surgeries and changes in prioritization by the FDA and other regulatory authorities. Delays, if any, caused by the COVID-19 pandemic and a possible resurgence of the virus such as these and others will likely adversely affect the timely approval, launch and commercialization and the commercial success of our products, particularly those in early stage clinical trials, which could have a material adverse effect on our future operating results.

Our Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash collected from customers, funds as available from our revolving credit facility of $1,225 million due in June 2023 (the “2023 Revolving Credit Facility”), issuances of long-term debt and issuances of equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for at least twelve months from the date of issuance of this Form 10-K. Further, for the years ended December 31, 2020, 2019 and 2018, we generated positive cash from operations of $1,111 million, $1,501 million and $1,501 million, respectively. Should our operating results during the COVID-19 pandemic materially suffer in comparison to our 2020, 2019 and 2018 operating results, we believe we would continue to generate sufficient cash flows from operations to meet our obligations in the ordinary course of business.
We have no debt maturities or mandatory amortization payments until 2024. Additionally, we have no outstanding borrowings, $104 million of issued and outstanding letters of credit and remaining availability of $1,121 million under our 2023 Revolving Credit Facility. In the event of a future, unexpected, need for near-term liquidity, our 2023 Revolving Credit Facility would be a source of funding for us. After reviewing the terms of our Restated Credit Agreement and considering a broad range of possible outcomes of the COVID-19 pandemic, we expect that we will have access to capital under our 2023 Revolving Credit Facility across a broad range of scenarios in the event it is required.
See this Item “— Liquidity and Capital Resources — Long-term Debt” and Note 10, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for additional discussion of these matters.
Our Operating Results
While we are taking actions to mitigate the impact of the COVID-19 pandemic on daily operations, the global response to the pandemic has and is expected to impact our operating results until the impacts of the pandemic subside, the timing of which is uncertain and may be dependent upon, among other matters, the availability and effectiveness of vaccines for the COVID-19 virus. The changing dynamics of the pandemic, related responses from governments and private sector participants and the precautionary measures taken by our customers and the health care patients and consumers we serve, are expected to impact the timing and amount of our revenues.
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
Our 2020 revenues were most negatively impacted during our second quarter by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to our third quarter of 2020. Our revenues for the three months ended December 31, 2020 and 2019 were $2,213 million and $2,224 million, respectively, a decrease of $11 million. This decrease of less than 1% represents a continuing improving trend over the decreases in our year-over-year revenues for the three month periods ended June 30, 2020 and September 30, 2020 of 23% and 3%, respectively, and suggests that a recovery is underway. Presuming there continues to be increased availability of effective vaccines and any resurgence of the COVID-19 virus and variant strains thereof do not have a material adverse impact on efforts to contain the COVID-19 virus, the Company anticipates an ongoing, gradual global recovery from the significant macroeconomic and health care impacts of the pandemic that occurred during the first-half of 2020 and anticipates that its affected businesses could return to pre-pandemic levels during 2021. However, the rates of recovery for each business will vary by geography and will be dependent upon, among other things, the availability and effectiveness of vaccines for the COVID-19 virus, government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus and other actions taken in response to the COVID-19 pandemic.
In the U.S., the recovery is progressing more quickly in our surgical, vision care and ophthalmology businesses, while our consumer business has been less impacted by the COVID-19 pandemic than any of our other businesses. Although certain social restrictions were lifted in Europe and Asia during the summer, recovery in these regions has been more gradual, as consumers have been slower to return to their pre-pandemic habits. Further, various geographies are reinstituting lockdowns or partial lockdowns in response to resurgence of the original COVID-19 virus and as variant strains, possibly more contagious than the original virus, have been identified. For instance, parts of Europe, such as England, Germany, France and Ireland, and parts of Canada have already announced returns to lockdowns of various lengths and have enacted or are considering enacting other social restrictions. In the U.S., variant strains of the virus have been identified and there has been a rise in the number of daily average COVID-19 cases heading into 2021 which suggests a possible resurgence in the U.S. and could lead to new lockdowns or other social restrictions.
As we monitor the direction and pace of the recovery in each business and geography, we are also continually monitoring the effectiveness of the profit protection measures we initiated to manage and reduce our operating expenses and preserve cash during the COVID-19 pandemic. These profit protection measures have been successful in expanding the profit margins in many of our businesses as referenced in the discussion of our operating results to follow. As the pace of recovery in each geography accelerates, we expect to allocate more resources to selling and other promotional activities to drive our return to sustainable revenue and profit growth. Therefore, if the recovery continues, we expect our operating expenses to increase in support of our existing products, product launches and products in development and expect to see our operating expenses in 2021 exceed our operating expenses in 2020 as a result.
We believe our diverse portfolio of durable products and strong brands has served us well through the COVID-19 pandemic and we continue to be well positioned to grow market share and return to growth as the world recovers. However, this remains a very fluid situation and we continue to monitor the availability and effectiveness of vaccines and any resurgence of the COVID-19 virus and variant strains thereof on our operations, business and primary goals. Given these circumstances, we continue to focus on: (i) revising our go-to-market and sales force strategies to address the changing business dynamics created by the COVID-19 pandemic, (ii) building out our e-commerce presence to enable us to reach customers in new ways, (iii) investing in our key promoted brands and product launches to increase market share, (iv) optimizing our cost structure and (v) looking for key trends in the market to meet changing consumer/patient needs and identify areas for investment and growth. We believe focusing on these priorities will best enable us to effectively manage the changing business dynamics created by the COVID-19 pandemic, best prepare us for a possible resurgence of the virus and any variant strains thereof and return us to growth once the impacts of the COVID-19 pandemic substantially subside.
The changes in our segment revenues and segment profits, including the impacts of COVID-19 pandemic related matters for the year ended December 31, 2020, are discussed in further detail in the respective subsequent sections “ — Reportable Segment Revenues and Profits”.
The Company continually updates its near term forecasts for the changing facts and circumstances regarding the COVID-19 pandemic and believes that its long-term forecasted cash flows are not materially impacted by COVID-19 pandemic events and related factors. As more fully discussed in Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements, as of December 31, 2020 the Company has not identified any impairments in connection with the impacts of the COVID-19 pandemic. However, if market conditions further deteriorate, if facts and circumstances regarding the COVID-19 pandemic escalate beyond management’s expectations, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and those charges can be material.
For a further discussion of these and other COVID-19 related risks, see Item 1A. "Risk Factors— Risk Relating to COVID-19" of this Form 10-K.
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

Direct Capital Allocation to Drive Growth Within Our Core Businesses
Our capital allocation is driven by our long-term growth strategies. We have been aggressively allocating resources to promote our core businesses globally through: (i) strategic acquisitions, (ii) research and development (“R&D”) investment, (iii) strategic licensing agreements and (iv) strategic investments in our infrastructure. The outcome of this process allows us to better drive value in our product portfolio and generate operational efficiencies.
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
In March 2019, we completed the acquisition of certain assets of Synergy Pharmaceuticals Inc. (“Synergy”) whereby we acquired the worldwide rights to the Trulance® (plecanatide) product, a once-daily tablet for adults with chronic idiopathic constipation, or CIC, and irritable bowel syndrome with constipation, or IBS-C. We believe that the Trulance® product complements our existing Salix products and allows us to effectively leverage our existing GI sales force.
In February 2019, we acquired the U.S. rights to EM-100 (an investigational preservative-free formulation eye drop) from Eton Pharmaceuticals, Inc. On September 25, 2020, the Company announced that the FDA had approved Alaway® Preservative Free (ketotifen fumarate) ophthalmic solution, 0.035%, antihistamine eye drops (EM-100) as the first over-the-counter (OTC) preservative-free formulation eye drop approved to temporarily relieve itchy eyes due to pollen, ragweed, grass, animal hair and dander. Alaway® Preservative Free was launched in February 2021 and is expected to complement our broad range of Bausch + Lomb integrated eye-health products.
We are considering further acquisition opportunities within our core therapeutic areas, some of which could be material in size.
R&D Investment
Our R&D expenses for 2020, 2019 and 2018, were $452 million, $471 million and $413 million, respectively, and was approximately 6% as a percentage of revenue for 2020 and approximately 5% for 2019 and 2018. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our strategy. We continuously search for new product opportunities through internal development and strategic licensing agreements, that if successful, will allow us to leverage our commercial footprint, particularly our sales force, and supplement our existing product portfolio and address specific unmet needs in the market.
Our internal R&D organization focuses on the development of products through clinical trials. As of December 31, 2020, approximately 1,300 dedicated R&D and quality assurance employees in 23 R&D facilities were involved in our R&D efforts internally. We have approximately 200 projects in our global pipeline.
Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below. However, due to the challenges of the COVID-19 pandemic, most notably those attributable to "stay at home" and travel restrictions, certain of our R&D activities were forced to pause. Clinical trials that started prior to governmental shutdowns remained enrolled and existing patients have progressed, while new patient enrollments were paused as most trial sites were not able to accept new patients. However, during our third quarter of 2020, we saw the pace of new patient enrollments increase, getting close to their pre-COVID-19 pandemic levels in the U.S., and as a result have not had to make material changes to our development timelines.
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
Bausch + Lomb
•Bausch + Lomb ULTRA® for Astigmatism - A monthly planned replacement contact lens for astigmatic patients.  The Bausch + Lomb ULTRA® for Astigmatism lens was developed using the proprietary MoistureSeal® technology. In addition, the Bausch + Lomb ULTRA® for Astigmatism lens integrates an OpticAlign® design engineered for lens stability and to promote a successful wearing experience for the astigmatic patient. In 2017, we launched this product and the extended power range for this product. In 2018, we launched the Bausch + Lomb ULTRA® for Astigmatism -2.75 cylinder expanded SKU range.
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. In September 2018, we launched SiHy Daily in Japan under the branded name AQUALOX™ ONE DAY.  In August 2020, we launched SiHy Daily in the U.S. under the branded name Bausch + Lomb INFUSE™ SiHy Daily Disposable contact lens. In the fourth quarter of 2020, SiHy Daily was launched in Australia, Hong Kong and Canada under the branded name Ultra® ONE DAY. SiHy Daily has also received regulatory approval for New Zealand, South Korea, Singapore and Malaysia, where it will be branded as Ultra® ONE DAY.
•Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. We launched this product in May 2018. Currently, we have several line extensions under development and expect Phase 3 clinical studies to commence in 2021.
•Biotrue® ONEday for Astigmatism - A daily disposable contact lens for astigmatic patients. The Biotrue® ONEday contact lens incorporates Surface Active Technology™ to provide a dehydration barrier.  The Biotrue® ONEday for Astigmatism also includes evolved peri-ballast geometry to deliver stability and comfort for the astigmatic patient. We launched this product in December 2016 and launched an extended power range and further extended power ranges in 2017, 2018, 2019 and July 2020.
•New Ophthalmic Viscosurgical Device ("OVD") product - With a formulation to protect corneal endothelium during phacoemulsification process during a cataract surgery and to help chamber maintenance and lubrication during interocular lens delivery. In January 2020, we commenced an FDA clinical study for cohesive OVD. The clinical study has now achieved its enrollment target, despite COVID-19 slowdowns, and we expect results in the fourth quarter of 2021. In April 2020, we filed a Premarket Approval application for the dispersive OVD with the FDA.
•Lotemax® SM (loteprednol etabonate ophthalmic gel) 0.38% - A new formulation for the treatment of post-operative inflammation and pain following ocular surgery. Lotemax® SM is the lowest concentrated loteprednol ophthalmic corticosteroid indicated for the treatment of post-operative inflammation and pain following ocular surgery in the U.S. We launched this product in April 2019.
•enVista® Trifocal intraocular lens - An innovative lens design. We initiated an investigative device exemption study for this product in May 2018 and initiated the last phase of this three phase study in the fourth quarter of 2020.
•SimplifEYE™ preloaded intraocular lens injector platform for enVista interocular lens - We have received approvals from the European Union and Canada and received FDA clearance for the injector and launched this platform in October 2020.
•Extended depth of focus intraocular lens - Currently under development, however, the timing and completion of which has been delayed due to COVID-19 pandemic related matters. Once developed and if approved, we anticipate that this product could be launched in the second half of 2021.

•Bausch + Lomb ULTRA® monthly silicone hydrogel lens - Specifically designed to address the lifestyle and vision needs of patients with MoistureSeal® technology which maintains 95% of contact lens moisture for a full 16 hours. In the second quarter of 2020, Bausch + Lomb ULTRA® received a seven day extended wear indication approval from the European Union and received regulatory approval from the National Medical Products Administration in China.
•Bausch + Lomb ULTRA® Multifocal for Astigmatism contact lens - The first and only multifocal toric lens available as a standard offering in the eye care professional's fit set. The new monthly silicone hydrogel lens, which was specifically designed to address the lifestyle and vision needs of patients with both astigmatism and presbyopia, combines the Company's unique 3-Zone Progressive™ multifocal design with the stability of its OpticAlign® toric with MoistureSeal® technology to provide eye care professionals and their patients an advanced contact lens technology that offers the convenience of same-day fitting during the initial lens exam. Bausch + Lomb ULTRA® Multifocal for Astigmatism was launched in June 2019 and received European Union regulatory approval in the second quarter of 2020.
•Renu® Advanced Multi-Purpose Solution (“MPS”) - Contains a triple disinfectant system that kills 99.9% of germs, and has a dual surfactant system that provides up to 20 hours of moisture. Renu® Advanced MPS is FDA cleared with indications for use to condition, clean, remove protein, disinfectant, rinse and store soft contact lenses including those composed of silicone hydrogels. Renu® Advanced MPS has gained regulatory approvals in Korea, India, Mexico, Indonesia, Malaysia, Singapore and, during the second quarter of 2020, the European Union.
•Custom soft contact lens (Ultra Buttons) - A latheable silicone hydrogel button for custom soft specialty lenses including; Sphere, Toric, Multifocal, Toric Multifocal and irregular corneas. This project has been placed on hold as we reprioritize other projects in our pipeline.
•Zen™ Multifocal Scleral Lens for presbyopia - In January 2019, we launched this product exclusively available with Zenlens™ and Zen™ RC scleral lenses and will allow eye care professionals to fit presbyopic patients with irregular and regular corneas and those with ocular surface disease, such as dry eye. The Zen™ Multifocal Scleral Lens incorporates decentered optics, enabling the near power to be positioned over the visual axis.
•Tangible® Hydra-PEG® - A high-water polymer coating that is bonded to the surface of a contact lens and designed to address contact lens discomfort and dry eye. We launched this product in March 2019. Tangible® Hydra-PEG® coating technology in combination with our Boston® materials and Zenlens™ family of scleral lenses will help eye care professionals provide a better lens wearing experience for their patients with challenging vision needs.
Gastrointestinal
•Rifaximin - Top line results from a Phase 2 study for the treatment of overt hepatic encephalopathy with a new formulation (SSD IR) of rifaximin showed a treatment benefit. Patients receiving 40 mg twice daily showed a statistically significant separation from placebo. The top line results from this Phase 2 study will help inform further research on potential new indications for rifaximin; this will include the commencement of a Phase 3 study (RED-C) in 2021 to seek an indication for the prevention of the first episode of Hepatic Encephalopathy. A separate new formulation is planned to be studied for the treatment of sickle cell anemia which rifaximin recently received orphan drug designation for and for which clinical trials are expected to commence in 2021.
•Rifaximin - Commencement of a Phase 2 study to evaluate rifaximin for the treatment of small intestinal bacterial overgrowth or SIBO remains pending results from a new formulation study expected to be available in first half 2021. Development of a fit for purpose Patient Reported Outcomes tool for small intestinal bacterial overgrowth (SIBO is continuing in 2021.
•Rifaximin - We have entered into an agreement with Cedars Sinai Medical Center to evaluate a new formulation of rifaximin for the treatment of IBS-D. Two preclinical studies have been completed. A Proof of Concept study that was paused due to COVID-19 pandemic related factors has recommenced.
•Rifaximin - Our partner Alfasigma S.p.A. ("Alfasigma") is planning a Phase 2/3 study for the treatment of postoperative Crohn's disease using a novel rifaximin extended release formulation.
•Envive™ - We developed a probiotic supplement to address gastrointestinal disturbances. We launched this product in October 2020.
•Amiselimod (S1P modulator) - We are preparing to initiate a Phase 2 study to evaluate Amiselimod (S1P modulator) for the treatment of mild to moderate Ulcerative Colitis. We anticipate the clinical trial to commence in the first half of 2021.

Dermatology
•Duobrii® - The first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of plaque psoriasis in adults.  Halobetasol propionate and tazarotene are each approved to treat plaque psoriasis when used separately, but the duration of halobetasol propionate is limited by FDA labeling constraints and the use of tazarotene can be limited due to tolerability concerns.  However, the combination of these ingredients in Duobrii®, with a dual mechanism of action, allows for expanded duration of use, with reduced adverse events. We launched this product in June 2019.
•Arazlo® (tazarotene) Lotion, 0.045% (formerly IDP-123) - An acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while maintaining efficacy. We launched this product in June 2020.
•Internal Development Project ("IDP") 120 - An acne product with a fixed combination of mutually incompatible ingredients: benzoyl peroxide and tretinoin. Phase 3 clinical studies have been completed and met the primary endpoints. We are currently evaluating next steps for this project.
•IDP-126 - An acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. Phase 3 clinical studies initiated in December 2019 were paused due to COVID-19 pandemic related factors, but resumed in June 2020. The first Phase 3 trial has been completed, and the second Phase 3 trial results are expected in 2021. We are currently evaluating next steps for this project.
•Clear + Brilliant® Touch - Next generation Clear + Brilliant® laser that is designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths. We expect to launch this product during the first half of 2021.
•IDP-124 - A topical lotion product designed to treat moderate to severe atopic dermatitis, with pimecrolimus. Phase 3 clinical studies have been completed with one of the two studies meeting the primary endpoint. As a result, we have determined to no longer pursue this project.
Strategic Licensing Agreements
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
In October 2020, we announced that we entered into two exclusive license agreements which present us with unique developmental opportunities to address the unmet need of treatment for myopia in children. The first of these two licensing agreements is with Eyenovia, Inc. for the development and commercialization in the United States and Canada of an investigational microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression, also known as nearsightedness, in children ages 3-12. We expect to complete enrollment for a Phase 3 study during the second half of 2022. If approved by the FDA, we believe this investigational product could potentially change the treatment paradigm for the reduction of myopia progression in children. The second is an exclusive global licensing agreement with BHVI for a myopia control contact lens design developed by BHVI. The Company plans to pair BHVI's novel contact lens design with our leading contact lens technologies to develop potential contact lens treatments designed to slow the progression of myopia in children.
In December 2019, we announced that we had acquired an exclusive license from Novaliq GmbH for the commercialization and development in the U.S. and Canada of the investigational treatment NOV03 (perfluorohexyloctane), a first-in-class investigational drug with a novel mechanism of action to treat Dry Eye Disease ("DED") associated with Meibomian gland dysfunction ("MGD"). In an Open Label Safety study, NOV03 has achieved its enrollment target. We expect the readout of topline results from the first of two Phase 3 studies during the second half of 2021 and anticipate filing an NDA in 2022. If approved by the FDA, we believe the addition of this investigational treatment for DED will help build upon our strong portfolio of integrated eye-health products.
In October 2019, we acquired an exclusive license from Clearside Biomedical, Inc. ("Clearside") for the commercialization and development of Xipere™ (triamcinolone acetonide suprachoroidal injectable suspension) in the U.S. and

Canada. Xipere™ is a proprietary suspension of the corticosteroid triamcinolone acetonide formulated for suprachoroidal administration via Clearside's proprietary SCS Microinjector™ that is being investigated as a targeted treatment of macular edema associated with uveitis. We are working closely with Clearside on the resubmission of the NDA for Xipere™ to the FDA.
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
On February 27, 2018, we announced that we entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. ("Kaken") to develop and commercialize a new chemical entity, IDP-131 (KP-470), for the topical treatment of psoriasis. An early proof of concept study has been completed and the results did not meet expectations. As a result, the Company and Kaken have terminated the license agreement.
Strategic Investments in our Infrastructure
In support of our core businesses, we have and continue to make strategic investments in our infrastructure, the most significant of which are at our Waterford facility in Ireland, our Rochester facility in New York and our Lynchburg facility in Virginia.
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
To address the expected global demand for our SiHy Daily disposable contact lenses, in November 2018, we initiated $300 million of additional expansion projects to add multiple production lines to our Rochester and Waterford facilities. SiHy Daily disposable contact lenses were launched in the U.S. in September 2020.
To further help us meet the anticipated demand of our contact lenses, in 2020, we initiated an expansion of the Company's Lynchburg distribution center. The new facility is expected to create new jobs over the next five years and expand the overall site to 190,000 square feet, which will provide distribution capabilities for medical devices, primarily contact lens products, and be the main point of distribution for these products in the U.S.
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
Debt Repayments - Excluding the impact of the $1,210 million financing of the U.S. Securities Litigation settlement discussed below, we have been able to repay (net of additional borrowings) over $8,600 million of long-term debt during the period January 1, 2016 through the date of this filing using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management. This includes approximately $900 million of repayments with cash on hand and cash generated from operations during 2020.
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
Financing of Litigation Settlement - In December 2019, we announced that we had agreed to resolve the putative securities class action litigation in the U.S. (the "U.S. Securities Litigation") for $1,210 million. Final court approval of this settlement was granted in January 2021. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. Subject to an objector's appeal of the Court's final approval order, this settlement resolves and discharges all claims against the Company in the class action, and as a result resolves the most significant of the Company's remaining legacy legal matters and eliminates a material uncertainty regarding our Company.
To finance the settlement of the U.S. Securities Litigation and extend certain debt maturities, on December 30, 2019, we accessed the credit markets and issued: (i) $1,250 million aggregate principal amount of 5.00% Senior Unsecured Notes due January 2028 (the "5.00% January 2028 Unsecured Notes") and (ii) $1,250 million aggregate principal amount of 5.25% Senior Unsecured Notes due January 2030 (the "January 2030 Unsecured Notes") in a private placement. The proceeds and cash on hand were used to: (i) redeem $1,240 million of May 2023 Unsecured Notes on January 16, 2020, (ii) finance amounts owed under the Company's $1,210 million settlement agreement relating to the U.S. Securities Litigation (which is subject to an objector's appeal of the final court approval), the full $1,210 million of which was paid into an escrow fund in accordance with the related settlement agreement and is included in our Restricted cash balance as of December 31, 2020, and (iii) pay all fees and expenses associated with these transactions (collectively, the "December 2019 Financing and Refinancing Transactions"). Through this financing, we have in effect extended the payments of the pending litigation settlement of $1,210 million out to 2028 and 2030, without negatively impacting our working capital available for operations.
2020 Refinancing Transactions - In May and December 2020, we accessed the credit markets and completed a series of transactions, whereby we extended $3,250 million in aggregate maturities of certain debt obligations due to mature in 2022 and 2023 out to 2029 through 2031 and $250 million in aggregate amortization payments due in 2022 out to 2029. In addition to extending $3,500 million in payments due in 2022 and 2023 to 2029 through 2031, the refinancing transactions replaced secured debt of $1,500 million with unsecured debt. This provides us with more secured debt capacity under our Restated Credit Agreement and existing indentures if the market for unsecured debt in the future is less favorable. Further, by replacing $1,500 million of secured debt with unsecured debt we now have additional room under the debt maintenance covenant of our 2023 Revolving Credit Facility that requires us to maintain a first lien net leverage ratio of not greater than 4.00 to 1.00. The refinancing transactions also repaid in full €1,500 million of debt denominated in euros, thereby reducing our exposure to fluctuations in the value of the euro.
See Note 10, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for the details of our debt portfolio as of December 31, 2020 and 2019.
The debt repayments and refinancing transactions outlined above have allowed us to: (i) improve our credit ratings, (ii) finance amounts owed under the Company's previously announced $1,210 million settlement agreement relating to the U.S. Securities Litigation (which is subject to an objector's appeal of the final court approval) without negatively impacting our working capital available for operations, (iii) extend maturities of certain debt obligations due out to the year 2025 and beyond, (iv) satisfy all debt mandatory amortization payments and maturities until 2024 and (v) reduce our exposure to fluctuations in the value of the euro.
Our prepayment of debt and refinancing transactions over the last four years translate into lower repayments of principal over the next four years, which, in turn, we believe will permit more cash flows to be directed toward developing our core assets, identifying new product opportunities and repaying additional debt amounts. The mandatory scheduled principal repayments of our debt obligations as of December 31, 2020, were as follows:

(in millions)
2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	Total
$—	$—	$—	$2,291	$10,632	$1,500	$2,250	$2,012	$3,250	$1,250	$1,000	$24,185

In addition, as a result of the changes in our debt portfolio, approximately 80% of our debt is fixed rate debt as of December 31, 2020, as compared to approximately 60% as of January 1, 2016. The weighted average stated interest rate of the Company's outstanding debt as of December 31, 2020 and 2019 was 6.02% and 6.21%, respectively.
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
See Note 10, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details and this Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” for additional discussion of these matters. Cash requirements for future debt repayments including interest can be found in this Item “— Off-Balance Sheet Arrangements and Contractual Obligations.”
Improve Patient Access
Improving patient access to our products, as well as making them more affordable, is a key element of our business strategy.
Patient Access and Pricing Committee - In 2016, we formed the Patient Access and Pricing Committee which is responsible for setting, changing and monitoring the pricing of our products and evaluating contract arrangements that determine the placement of our products on drug formularies. The Patient Access and Pricing Committee considers new to market product pricing, price changes and their impact across channels on patient accessibility and affordability. The Patient Access and Pricing Committee remains committed to limiting the average annual price increase for our branded prescription pharmaceutical products to no greater than single digits and has reaffirmed this commitment for 2021. These pricing changes and programs could affect the average realized pricing for our products and may have a significant impact on our company revenue and profit.
Bausch Health Assistance Program - We are committed to supporting patients who have lost employment health benefits due to the COVID-19 pandemic, and because it is important to continue prescribed treatments, we are proud to offer certain of our prescription medicines through our Bausch Health Assistance Program. In the face of the COVID-19 pandemic, some people have financial obstacles that keep them from obtaining and continuing their prescribed treatments. The purpose of the Bausch Health Patient Assistance Program is to provide eligible unemployed patients in the U.S., who have lost their health insurance due to the COVID-19 pandemic, with certain of our prescription products although their financial circumstances or insurance status may otherwise interfere with their ability to do so. If approved, patients receive their Bausch Health Companies Inc. prescription product(s) at no cost to them for up to one year, and may be able to reapply to the program annually if they continue to meet eligibility requirements and have a valid prescription.
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
We also license selective molecules or technology in leveraging our own R&D expertise through development, as well as seek out external product development opportunities. As previously discussed, we acquired global exclusive licenses for a myopia control contact lens design developed by BHVI, which we plan to pair with our leading contact lens technologies to develop potential contact lens treatments designed to slow the progression of myopia in children, and for the commercialization and development in the U.S. and Canada of: a microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression in children ages 3-12; Xipere™ which, if approved by the FDA, will be the first treatment for patients suffering from macular edema associated with uveitis; and NOV03, an investigational drug with a novel mechanism of action to treat DED associated with MGD. We also acquired the U.S. rights to EM-100, which was recently approved by the FDA as Alaway® Preservative-Free and is the first OTC preservative-free formulation eye drop for the temporary relief of itchy eyes due to pollen, ragweed, grass, animal hair, and dander in adults and children 3 years of age and older. Recently, we entered into an agreement which provides the Company an option to acquire all ophthalmology assets of Allegro, including risuteganib (Luminate®), an investigational compound in retina, which is believed to simultaneously act on the angiogenic, inflammatory and mitochondrial metabolic pathways implicated in diseases such as intermediate dry AMD. A U.S. Phase 2a study with risuteganib in intermediate dry AMD met its primary endpoint of vision recovery and Phase 3 testing is in the planning stages. We believe investments in these investigational treatments, if approved by the FDA, will complement, and help build upon, our strong portfolio of integrated eye-health products.
As previously discussed, we have also made strategic investments in our infrastructure, the most significant of which are at our Waterford facility in Ireland to meet the forecasted demand for our Biotrue® ONEday lenses, our Rochester facility in New York to address the expected global demand for our Bausch + Lomb ULTRA® contact lens and our Lynchburg facility in Virginia to be our main point of distribution for medical devices in the U.S. During late 2018, we began investing in additional expansion projects at the Waterford and Rochester facilities in order to address the expected global demand for our SiHy Daily disposable contact lenses, which we launched in the U.S. in August 2020, under the branded name Bausch + Lomb INFUSE™ SiHy Daily Disposable contact lens.
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

This initiative provided us with positive results, as we experienced consistent growth in demand for our GI products throughout 2017 through 2020, which was evident by our growth in Salix revenues of 22% when comparing 2020 to 2017. These results encouraged us to seek out ways to bring out further value through leveraging our existing sales force and, in the later portion of 2018 and in 2019, we identified and executed on certain opportunities which we describe below.
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
Investment in Next Generation Formulations - Revenues from our Xifaxan® product increased approximately 2%, 22% and 22% in 2020, 2019 and 2018, respectively. In order to extend growth in Xifaxan®, we continue to directly invest in next generation formulations of Xifaxan® and rifaximin, the principal semi-synthetic antibiotic used in our Xifaxan® product. In addition to one R&D program in progress, we have three other R&D programs planned for next generation formulations of Xifaxan® (rifaximin) which address new indications.
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
Position the Ortho Dermatologics Business for Growth - In 2018, we realigned our Solta aesthetics business and combined it with our medical dermatology business, creating a complete dermatology portfolio. We continue to make investments in our Solta portfolio and anticipate building out our Solta sales force, particularly in Europe to address the growing demand. Our Ortho Dermatologics business continues to work towards improving the treatment options for medical dermatology patients. In light of persistent insurance coverage pressures within the United States for patients needing topical acne and psoriasis products, we are exploring both strategic e-commerce and partnership expansion opportunities which can enable increased accessibility for patients. We are continuing to invest in our on market products and are evaluating various opportunities for our key pipeline products.
In support of the complete dermatology portfolio, we have taken and are taking a number of actions that we believe will help our efforts to stabilize our dermatology business. These actions include: (i) rebranding our dermatology business including our aesthetics business, (ii) appointing a new leader, (iii) making key investments in our core medical device and dermatological products portfolios, (iv) right sizing and reorganizing our dermatology sales force across roughly 195 sales territories, as we work to rebuild relationships with prescribers of our products and (v) improving patient access to our Ortho Dermatologics products through our cash-pay prescription program previously discussed.
Investment in Our Core Dermatology Portfolio - We have made significant investments to build out our aesthetics, psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities to extend our market share.
Aesthetics - In 2017, we launched our Next Generation Thermage FLX® product in the U.S., a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. During 2018 and 2019, Next Generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta medical aesthetic devices portfolio. These launches have been successful as Next Generation Thermage FLX® revenues for 2020 and 2019 were $142 million and $77 million, respectively. We expect additional launches of Next Generation Thermage FLX® in Europe in the near term, paced by country-specific regulatory registrations.
Psoriasis - As the number of reported cases of psoriasis in the U.S. has increased, we believe there is a need to make further investments in this market in order to maximize our opportunity and supplement our current psoriasis product portfolio. We launched Duobrii® in June 2019 and launched Bryhali® in November 2018. We expect that

Duobrii® and Bryhali® will align well with our existing topical portfolio of psoriasis treatments and, supplemented by our injectable biologic products, such as Siliq® (launched in July 2017), will provide a diverse choice of psoriasis treatments to doctors and patients.
Acne - In support of our established acne product portfolio, we have developed and launched several products, which includes Arazlo® (tazarotene) Lotion (launched in June 2020), Altreno® (launched in the U.S. in October 2018), the first lotion (rather than a gel or cream) product containing tretinoin for the treatment of acne, and Retin-A Micro® 0.06% (launched in January 2018). We also have two other unique acne projects in our pipeline that, if approved by the FDA, we believe will further innovate and advance the treatment of acne.
Bolstered by new product launches in our aesthetics, psoriasis and acne product lines and the potential of other products under development, our experienced dermatology sales leadership team, our sales force and our cash-pay prescription program, we believe we have set the groundwork to position the Ortho Dermatologics business for future growth.
Business Trends
In addition to the actions previously outlined, the events described below have affected and may affect our business trends:
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
For 2020, 2019 and 2018, we incurred costs of $21 million, $20 million and $36 million, respectively, related to the annual fee assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). For 2020, 2019 and 2018, we also incurred costs of $131 million, $137 million and $90 million, respectively, on Medicare Part D utilization incurred by beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).
The financial impact of the ACA will be affected by certain additional developments over the next few years, including pending implementation guidance and certain health care reform proposals. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Also, it is possible, as discussed further below, that legislation will be passed by Congress repealing the ACA in whole or in part. Adoption of legislation at the federal or state level could materially affect demand for, or pricing of, our products.
In 2018, we faced uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. However, we believe there is low likelihood of repeal of the ACA, given the recent failure of the Senate’s multiple attempts to repeal various combinations of ACA provisions and the recent change in administration. There is no assurance that any replacement or administrative modifications of the ACA will not adversely affect our business and financial results, particularly if the replacing legislation reduces incentives for employer-sponsored insurance coverage, and we cannot predict how future federal or state legislative or administrative changes relating to the reform will affect our business.
In 2019, the U.S. Health and Human Services Administration announced a preliminary plan to allow for the importation of certain lower-cost drugs from Canada. The preliminary plan excludes insulin, biological drugs, controlled substances and intravenous drugs. The preliminary plan relies on individual states to develop proposals for safe importation of those drugs from Canada and submit those proposals to the federal government for approval. Although the preliminary plan has some support from the prior administration, at this time, studies to evaluate the related costs and benefits, evaluate the reasonableness of the logistics, and measure the public reaction of such a plan have not been performed. While we do not believe this will have a significant impact on our future cash flows, we cannot provide assurance as to the ultimate context, timing, effect or impact of such a plan.
In 2019, the Government of Canada (Health Canada) published in the Canadian Gazette the new pricing regulation for patented drugs. These regulations will become effective on July 1, 2021. The new regulations will change the mechanics of establishing the pricing for products submitted for approval after August 21, 2019; they will also require full transparency of discounts agreed with provincial bodies; and finally, will change the number and composition of reference countries used to determine if a drug’s price is excessive. While we do not believe this will have a significant impact on our future cash flows, as additional facts materialize, we cannot provide assurance as to the ultimate content, timing, effect or impact of such regulations.
In July 2020, U.S. President Donald Trump signed four Executive Orders related to drug pricing, including orders addressing: (i) Part D rebate reform, (ii) the provision of deeply discounted insulin and/or an EpiPen to patients of Federally Qualified Health Centers, (iii) drug importation from Canada and (iv) most favored nation pricing for Medicare. In November 2020, U.S. President Donald Trump announced the Most Favored Nation Model for Medicare Part B Payment which was to be implemented by the Centers for Medicare & Medicaid Services Innovation Center on January 1, 2021; however, it has not been implemented, as it is currently being challenged in court. It is also uncertain whether the Biden administration intends to reverse these measures or adopt similar policy initiatives. However, President Biden and several members of the current U.S. Congress have indicated that lowering drug prices is a legislative and political priority, and some have introduced proposals that seek to address drug pricing. We are currently reviewing those Executive Orders and the Most Favored Nation Model, the impact of which is uncertain at this time.
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
Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity in 2021 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2021 or in later years. Following a loss of exclusivity ("LOE") of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the LOE or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic of such product (either ourselves or through a third-party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material.
A number of our products already face generic competition. Prior to and during 2020, in the U.S., these products include, among others, Ammonul®, Apriso®, Benzaclin®, Bupap®, Cuprimine®, Demser®, Edecrin®, Elidel®, Glumetza®, Istalol®, Isuprel®, Locoid® Lotion, Lotemax® Suspension, Mephyton®, Migranal®, MoviPrep®, Nitropress®, Solodyn®, Syprine®, Timoptic® in Ocudose®, Uceris® Tablet, Virazole®, Wellbutrin XL®, Xenazine®, Zegerid® and Zovirax® cream. In Canada, these products include, among others, Glumetza®, Wellbutrin® XL and Zovirax® ointment.
2020 LOE Branded Products - Branded products that began facing generic competition in the U.S. during 2020 include, Migranal® and MoviPrep®. In aggregate, these products accounted for less than 1% of our total revenues in 2020. While certain of these products have already begun experiencing an adverse impact on volume and/or pricing as a result of the entry into the market of generic competition, we are unable to predict the complete magnitude or timing of this impact.
2021 through 2025 LOE Branded Products - Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified branded products that we believe could begin facing potential LOE and/or generic competition in the U.S. during the years 2021 through 2025. These products and year of expected LOE include, but are not limited to, Clindagel® (2021), Lotemax® Gel (2021), Noritate® (2021), Targretin® Gel (2022), Xerese® (2022) and certain other products that are subject to settlement agreements which could impact their exclusivity during the years 2021 through 2025. In aggregate, these products accounted for 2% of our total revenues in 2020. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
2021 OTC Product Patent Expiry - PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate-to-advanced age-related macular degeneration. PreserVision® products accounted for 3% of our total revenues in 2020. The PreserVision® U.S. formulation patent expires in 2021, but a patent covering methods of using the formulation remains in force until 2026. While the Company cannot predict the magnitude or timing of the impact from its patent expiry, this is an OTC product and thus, the impact is not expected to be as significant as the LOE of a branded pharmaceutical product.
In addition, for a number of our products (including Relistor®, Plenvu®, Xifaxan® 550mg, Bryhali®, Duobrii® and Jublia® in the U.S. and Jublia® in Canada), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.
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
Duobrii® Lotion (Perrigo) - On July 23, 2020, the Company received a Notice of Paragraph IV Certification from Perrigo, in which Perrigo asserted that certain U.S. patents, each of which is listed in the FDA's Orange Book for Duobrii® (halobetasol propionate and tazarotine) lotion, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Perrigo’s generic lotion, for which an ANDA has been filed by Perrigo. On August 28, 2020, the Company filed suit against Perrigo pursuant to the Hatch-Waxman Act, alleging infringement by Perrigo of one or more claims of the Duobrii® Patents, thereby triggering a 30-month stay of the approval of the Perrigo ANDA. On September 3, 2020, this action was consolidated with the action between the Company and Perrigo described above, regarding Perrigo’s ANDA for generic Bryhali® (halobetasol propionate) lotion. We remain confident in the strength of the Duobrii® patents and will vigorously defend our intellectual property.
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

Xifaxan® 550mg Patent Litigation (Sandoz) - In October 2019, the Company announced that it and its licensor, Alfasigma had commenced litigation against Sandoz Inc. ("Sandoz"), a Novartis division, alleging patent infringement of 14 patents by Sandoz's filing of its ANDA for Xifaxan® (rifaximin) 550 mg tablets. On May 6, 2020, the Company announced that an agreement had been reached with Sandoz that resolved this litigation. Under the terms of the agreement, the parties agreed to dismiss all litigation related to Xifaxan® (rifaximin), Sandoz acknowledged the validity of the licensed patents for Xifaxan® (rifaximin) 550 mg tablets and all intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets will remain intact and enforceable until expiry in October 2029. The agreement also grants Sandoz a non-exclusive license to the intellectual property relating to Xifaxan® (rifaximin) 550 mg tablets in the United States beginning January 1, 2028 (or earlier under certain circumstances). Under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Sandoz will have the right to market a royalty-free generic version of Xifaxan® (rifaximin) 550 mg tablets, should it receive approval from the FDA on its ANDA. Sandoz will be able to commence such marketing earlier if another generic rifaximin product is granted approval and such other generic rifaximin product begins to be sold or distributed in the U.S. before January 1, 2028. The Company did not make any financial payments or other transfers of value as part of this agreement with Sandoz.
Xifaxan® 550mg Patent Litigation (Norwich) - On March 26, 2020, the Company and its licensor Alfasigma filed suit against Norwich Pharmaceuticals Inc. (“Norwich”), alleging infringement by Norwich of one or more claims of the 23 Xifaxan® patents by Norwich’s filing of its ANDA for Xifaxan® (rifaximin) 550 mg tablets. On November 13, 2020, an additional three patents alleged to be infringed by Norwich were added to the suit. Xifaxan® 500mg is protected by 26 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. The Company remains confident in the strength of the Xifaxan® patents and will continue to vigorously pursue this matter and defend its intellectual property.
Xifaxan® 200mg and 550mg Patent Litigation (Sun) - In April 2019, the Company and its licensor, Alfasigma, commenced litigation against Sun Pharmaceutical Industries Ltd. (“Sun”), alleging patent infringement by Sun’s filing of its ANDA for Xifaxan® (rifaximin) 200 mg tablets. This suit had been filed following receipt of a Notice of Paragraph IV Certification from Sun, in which Sun asserted that the U.S. patents listed in the FDA's Orange Book for the Company’s Xifaxan® tablets, 200 mg, were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of Sun’s generic rifaximin tablets, 200 mg. Subsequently, on August 10, 2020, the Company received an additional Notice of Paragraph IV Certification from Sun, in which Sun asserted that the U.S. patents listed in the FDA's Orange Book for the Company’s Xifaxan® tablets, 550 mg, were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of Sun’s generic rifaximin tablets, 550 mg, for which an ANDA had been filed by Sun. On September 22, 2020, the Company announced that an agreement had been reached with Sun that resolved the outstanding intellectual property disputes with Sun regarding Xifaxan® (rifaximin) 200 mg and 550 mg tablets. Under the terms of the agreement, the parties agreed to dismiss all litigation related to Xifaxan® (rifaximin) and all intellectual property protecting Xifaxan® (rifaximin) 200 mg and 550 mg tablets will remain intact and enforceable until expiry in July and October 2029, respectively. The agreement also grants Sun a non-exclusive license to the intellectual property relating to Xifaxan® (rifaximin) 200 mg and 550 mg tablets in the U.S. beginning January 1, 2028 (or earlier under certain circumstances). Under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Sun will have the right to market royalty-free generic versions of Xifaxan® (rifaximin) 200 mg and 550 mg tablets, should it receive approval from the FDA on its ANDAs. Sun will be able to commence such marketing earlier if another generic rifaximin product is granted approval and such other generic rifaximin product begins to be sold or distributed in the U.S. before January 1, 2028.
Relistor® Tablets Patent Litigation (Actavis) - On December 6, 2016, the Company initiated litigation against Actavis, which alleged infringement by Actavis of one or more claims of U.S. Patent No. 8,524,276 (the “‘276 Patent”), which protects the formulation of RELISTOR® tablets. Actavis had challenged the validity of such patent and alleged non-infringement by its generic version of such product. In July 2019, we announced that the U.S. District Court of New Jersey had upheld the validity of and determined that Actavis infringed the ‘276 Patent, expiring in March 2031. Actavis has appealed this decision to the U.S. Court of Appeals for the Federal Circuit.
Generic Competition to Uceris® - In July 2018, a generic competitor launched a product which will directly compete with our Uceris® Tablet product. As disclosed in our prior filings, the Company initiated various infringement proceedings against this generic competitor. The Court construed the claims of the asserted patents on August 2, 2019 and, on October 24, 2019, the Company agreed to a judgment that the asserted patents did not cover the generic tablets under the Court’s claim construction, while reserving its right to appeal the claim construction. On November 22, 2019, the Company filed a Notice of Appeal with respect to the claim construction in the Court of Appeals for the Federal Circuit. On December 18, 2020, the Court of Appeals for the Federal Circuit affirmed the District Court’s claim construction. The ultimate impact of this generic competitor on our future revenues cannot be predicted; however, Uceris® Tablet revenues for 2020, 2019 and 2018 were approximately $15 million, $20 million and $84 million, respectively.

Generic Competition to Jublia® - On June 6, 2018, the U.S. Patent and Trial Appeal Board (“PTAB”) completed its inter partes review for an Orange Book-listed patent covering Jublia® (U.S. Patent No 7,214,506 (the “’506 Patent”)) and issued a written determination invalidating such patent.  On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings.  As a result of a settlement, a joint motion to terminate the proceedings was filed on November 12, 2020 and, on January 8, 2021, the PTAB granted this motion. The ‘506 Patent, therefore, remains valid and enforceable and expires in 2026. Jublia® revenues for 2020, 2019 and 2018 were approximately $111 million, $110 million and $89 million, respectively.  Jublia® is covered by fourteen additional Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2028 through 2035. In August and September 2018, we received notices of the filing of a number of ANDAs with paragraph IV certification, and have timely filed patent infringement suits against these ANDA filers, and, in addition, we have also commenced certain patent infringement proceedings in Canada against three separate defendants.
See Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for further details regarding certain infringement proceedings.
The risks of generic competition are a fact of the health care industry and are not specific to our operations or product portfolio. These risks are not avoidable, but we believe they are manageable. To manage these risks, our leadership team continually evaluates the impact that generic competition may have on future profitability and operations. In addition to aggressively defending the Company's patents and other intellectual property, our leadership team makes operational and investment decisions regarding these products and businesses at risk, not the least of which are decisions regarding our pipeline. Our leadership team actively manages the Company's pipeline in order to identify innovative and realizable projects aligned with our core businesses that are expected to provide incremental and sustainable revenues and growth into the future. We believe that our current pipeline is strong enough to meet these objectives and provide future sources of revenues, in our core businesses, sufficient enough to sustain our growth and corporate health as other products in our established portfolio face generic competition and lose momentum.
We believe that we have a well-established product portfolio that is diversified within our core businesses. We also believe that we have a robust pipeline that not only provides for the next generation of our existing products, but also brings new solutions into the market.
See Item 1A. “Risk Factors” of this Form 10-K for additional information on our competition risks.

FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides financial performance highlights for each of the last three years:

	Years Ended December 31,			Change
(in millions, except per share data)	2020	2019	2018	2019 to 2020	2018 to 2019
Revenues	$8,027	$8,601	$8,380	$(574)	$221
Operating income (loss)	$676	$(203)	$(2,384)	$879	$2,181
Loss before benefit from income taxes	$(934)	$(1,837)	$(4,154)	$903	$2,317
Net loss	$(559)	$(1,783)	$(4,144)	$1,224	$2,361
Net loss attributable to Bausch Health Companies Inc.	$(560)	$(1,788)	$(4,148)	$1,228	$2,360
Loss per share attributable to Bausch Health Companies Inc.
Basic	$(1.58)	$(5.08)	$(11.81)	$3.50	$6.73
Diluted	$(1.58)	$(5.08)	$(11.81)	$3.50	$6.73
Financial Performance
Summary of 2020 Compared with 2019
Revenues for 2020 and 2019 were $8,027 million and $8,601 million, respectively, a decrease of $574 million, or 7%. The decrease was primarily driven by: (i) lower volumes driven by: (a) social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, and (b) the impact of the LOE of certain products, (ii) the unfavorable effect of foreign currencies, primarily in Latin America, and (iii) the impact of divestitures and discontinuations. These decreases in our revenues were partially offset by the incremental sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy. Net realized pricing was flat with increases in Bausch + Lomb/International and Diversified Products being offset by decreases in Salix and Ortho Dermatologics. The changes in our segment revenues and segment profits are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
Operating income for 2020 was $676 million compared to Operating loss for 2019 of $203 million, an increase in our operating results of $879 million which reflects, among other factors:
•a decrease in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) of $470 million. The decrease was primarily driven by: (i) the decrease in revenues, as previously discussed and (ii) higher manufacturing variances primarily due to the impacts of the COVID-19 pandemic. The decrease was partially offset by lower third-party royalty costs;
•a decrease in Selling, general, and administrative (“SG&A”) expenses of $187 million, primarily attributable to profit protection measures taken to manage and reduce operating expenses during the COVID-19 pandemic;
•a decrease in R&D of $19 million primarily attributable to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed;
•a decrease in Amortization of intangible assets of $252 million primarily attributable to fully amortized intangible assets no longer being amortized in 2020;
•an increase in Asset impairments, including loss on assets held for sale of $39 million. Asset impairments, including loss on assets held for sale in 2020 were primarily related to: (i) reclassifying a business within our Bausch + Lomb/International segment as held for sale and (ii) certain product lines as a result of changes to forecasted sales. Impairments during 2019 were primarily related to: (i) certain product lines as a result of changes to forecasted sales due to generic competition and other factors and (ii) impairments related to assets being classified as held for sale; and
•a decrease in Other expense (income), net of $960 million, primarily attributable the decrease in net charges to Litigation and other matters. The decrease in Litigation and other matters was primarily related to the settlement of a legacy U.S. securities class action matter (which is subject to an objector's appeal of the final court approval) in 2019, to which the Company and the other settling defendants admitted no liability as to the claims against it and denied all allegations of wrongdoing.
Operating income for 2020 was $676 million compared to Operating loss for 2019 of $203 million and includes non-cash charges for Depreciation and amortization of intangible assets of $1,825 million and $2,075 million, Asset impairments, including loss on assets held for sale of $114 million and $75 million and Share-based compensation of $105 million and $102 million for 2020 and 2019, respectively.
Our Loss before benefit from income taxes for 2020 and 2019 was $934 million and $1,837 million, respectively, an increase in our results before benefit from income taxes of $903 million. The decrease in our Loss before benefit from income taxes is primarily attributable to: (i) the increase in our operating results of $879 million, as previously discussed, and (ii) a decrease in Interest expense of $78 million as a result of: (a) a lower weighted average stated rate of interest, (b) lower interest as a result of debt repayments during the year and (c) a benefit related to the Company's cross-currency swaps. These decreases in Interest expense were partially offset by the interest associated with $1,210 million of additional financing in December 2019 relating to the U.S. Securities Litigation. The decrease in our Loss before benefit from income taxes was partially offset by: (i) an unfavorable net change in Foreign exchange and other of $38 million and (ii) an increase in the Loss on extinguishment of debt of $17 million.
Net loss attributable to Bausch Health Companies Inc. for 2020 and 2019 was $560 million and $1,788 million, respectively, an increase in our results of $1,228 million. The increase in our results was primarily due to: (i) the decrease in Loss before benefit from income taxes of $903 million, as previously discussed, and (ii) the favorable net change in the Benefit from income taxes of $321 million.
Summary of 2019 Compared with 2018
Revenues for 2019 and 2018 were $8,601 million and $8,380 million, respectively, an increase of $221 million, or 3%. The increase was primarily driven by: (i) higher net realized pricing, (ii) higher volumes and (iii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy. These increases in Revenues were partially offset by: (i) the unfavorable effect of foreign currencies, primarily in Europe, Asia and Latin America, and (ii) the impact of divestitures and discontinuations.
Operating loss for 2019 and 2018 was $203 million and $2,384 million, respectively, an increase in our operating results of $2,181 million which reflects, among other factors:
•an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) of $230 million. The increase was primarily driven by: (i) higher gross selling prices, (ii) higher volumes, (iii) the incremental contribution of the sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy and (iv) better inventory management, partially offset by: (i) the unfavorable effect of foreign currencies, (ii) the impact of divestitures and discontinuations, (iii) higher sales deductions and (iv) the amortization of the inventory fair value step-up recorded in acquisition accounting related to the inventories we acquired as part of the acquisition of certain assets of Synergy;
•an increase in SG&A expenses of $81 million, primarily attributable to: (i) higher selling, advertising and promotion expenses, (ii) the impact of the acquisition of certain assets of Synergy, (iii) costs in 2019 attributable to our IT infrastructure improvement projects and (iv) the charge associated with the termination of a co-promotional agreement with US WorldMeds, LLC. The increase was partially offset by: (i) the favorable effect of foreign currencies, (ii) lower costs related to professional services and (iii) the impact of divestitures and discontinuations;
•an increase in R&D of $58 million primarily attributable to a number of projects within our Bausch + Lomb and GI businesses;
•a decrease in Amortization of intangible assets of $747 million, primarily due to: (i) the impact of the change in the estimated useful life of the Xifaxan® related intangible assets made in September 2018 to reflect management's changes in assumptions, (ii) fully amortized intangible assets no longer being amortized in 2019 and (iii) lower amortization as a result of impairments to intangible assets in prior periods;
•a decrease in Goodwill impairments of $2,322 million, as a result of impairments in 2018 to the goodwill of our: (i) Salix reporting unit upon adopting the new guidance for goodwill impairment accounting at January 1, 2018, (ii) Ortho Dermatologics reporting unit due to unforeseen changes in business dynamics during the three months ended March 31, 2018 and (iii) Dentistry reporting unit as a result of revised forecasts due to changing market conditions during the three months ended December 31, 2018;
•a decrease in Asset impairments, including loss on assets held for sale of $493 million, primarily related to specific impairments in 2018 as a result of: (i) decreases in forecasted sales for the Uceris® Tablet product due to generic competition and (ii) decreases in forecasted sales for the Arestin® product due to changing market conditions; and
•an increase in Other expense (income), net of $1,434 million, primarily attributable to: (i) an increase in net charges to Litigation and other matters primarily related to the settlement of a legacy U.S. securities class action matter (which is subject to an objector's appeal of the final court approval) in 2019, to which the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing and (ii) Acquired in-process research and development costs incurred during 2019 associated with the upfront payments to enter into certain exclusive licensing agreements. These increases in other expenses were partially offset by the expected receipt for the achievement of a milestone related to a certain product.
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

RESULTS OF OPERATIONS
Our results for the years 2020, 2019 and 2018 were as follows:

	Years Ended December 31,			Change
(in millions)	2020	2019	2018	2019 to 2020	2018 to 2019
Revenues
Product sales	$7,924	$8,489	$8,271	$(565)	$218
Other revenues	103	112	109	(9)	3
	8,027	8,601	8,380	(574)	221
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	2,202	2,297	2,309	(95)	(12)
Cost of other revenues	47	53	42	(6)	11
Selling, general and administrative	2,367	2,554	2,473	(187)	81
Research and development	452	471	413	(19)	58
Amortization of intangible assets	1,645	1,897	2,644	(252)	(747)
Goodwill impairments	—	—	2,322	—	(2,322)
Asset impairments, including loss on assets held for sale	114	75	568	39	(493)
Restructuring, integration and separation costs	22	31	22	(9)	9
Acquisition-related contingent consideration	48	12	(9)	36	21
Other expense (income), net	454	1,414	(20)	(960)	1,434
	7,351	8,804	10,764	(1,453)	(1,960)
Operating income (loss)	676	(203)	(2,384)	879	2,181
Interest income	13	12	11	1	1
Interest expense	(1,534)	(1,612)	(1,685)	78	73
Loss on extinguishment of debt	(59)	(42)	(119)	(17)	77
Foreign exchange and other	(30)	8	23	(38)	(15)
Loss before benefit from income taxes	(934)	(1,837)	(4,154)	903	2,317
Benefit from income taxes	375	54	10	321	44
Net loss	(559)	(1,783)	(4,144)	1,224	2,361
Net income attributable to noncontrolling interest	(1)	(5)	(4)	4	(1)
Net loss attributable to Bausch Health Companies Inc.	$(560)	$(1,788)	$(4,148)	$1,228	$2,360
A detailed discussion of the year-over-year changes of the Company’s 2019 results compared with that of 2018 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 19, 2020.

2020 Compared with 2019
Revenues
Our revenues are primarily generated from product sales, principally in the therapeutic areas of eye-health, GI and dermatology, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for the disaggregation of revenues which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
Our revenues were $8,027 million and $8,601 million for 2020 and 2019, respectively, a decrease of $574 million, or 7%. The decrease was primarily driven by: (i) lower volumes of $528 million primarily in our Bausch + Lomb/International and Diversified Products segments primarily due to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, (ii) the unfavorable effect of foreign currencies of $39 million primarily in Latin America and (iii) the impact of divestitures and discontinuations of $20 million. The decreases in our revenues were partially offset by the incremental product sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy of $13 million. Net realized pricing was flat with increases in Bausch + Lomb/International and Diversified Products being offset by decreases in Salix and Ortho Dermatologics.
Our 2020 revenues were most negatively impacted during our second quarter by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to our third quarter of 2020. Our revenues for the three months ended December 31, 2020 and 2019 were $2,213 million and $2,224 million, respectively, a decrease of $11 million. This decrease of less than 1% represents a continuing improving trend over the decreases in our year-over-year revenues for the three month periods ended June 30, 2020 and September 30, 2020 of 23% and 3%, respectively, and suggests that a recovery is underway. Presuming there continues to be increased availability of effective vaccines and any resurgence of the COVID-19 virus and variant strains thereof do not have a material adverse impact on efforts to contain the COVID-19 virus, the Company anticipates an ongoing, gradual global recovery from the significant macroeconomic and health care impacts of the pandemic that occurred during the first-half of 2020 and anticipates that its affected businesses could return to pre-pandemic levels during 2021. However, the rates of recovery for each business will vary by geography and will be dependent upon, among other things, the availability and effectiveness of vaccines for the COVID-19 virus, government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus and other actions taken in response to the COVID-19 pandemic.
The changes in our year over year segment revenues and segment profits, including the impacts of COVID-19 pandemic related matters for 2020, are discussed in further detail in the respective subsequent sections “ — Reportable Segment Revenues and Profits”.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
As is customary in the pharmaceutical industry, gross product sales are subject to a variety of deductions in arriving at net product sales. Provisions for these deductions are recognized concurrently with the recognition of gross product sales. These provisions include cash discounts and allowances, chargebacks, and distribution fees, which are paid or credited to direct customers, as well as rebates and returns, which can be paid or credited to direct and indirect customers. As more fully discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our audited Consolidated Financial Statements, the Company continually monitors the provisions for these deductions and evaluates the estimates used as additional information becomes available. Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory on hand at the wholesalers. In wholesaler contracts, such credits are offset against the total distribution service fees we pay on all of our products to each such wholesaler. In addition, some payor contracts require discounting if a price increase or series of price increases in a contract period exceeds a negotiated threshold. Provision balances relating to amounts payable to direct customers are netted against trade receivables and balances relating to indirect customers are included in accrued liabilities.

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
Provisions recorded to reduce gross product sales to net product sales and revenues for 2020 and 2019 were as follows:

	Years Ended December 31,
	2020		2019
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$12,960	100.0%	$13,776	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	621	4.8%	776	5.6%
Returns	120	0.9%	113	0.8%
Rebates	2,174	16.8%	2,265	16.4%
Chargebacks	1,925	14.9%	1,938	14.1%
Distribution service fees	196	1.5%	195	1.5%
	5,036	38.9%	5,287	38.4%
Net product sales	$7,924	61.1%	$8,489	61.6%
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 38.9% and 38.4% in 2020 and 2019, respectively. Changes in cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were primarily driven by:
•discounts and allowances as a percentage of gross product sales was lower primarily due to lower discount rates for certain generic products, such as Glumetza® AG, Migranal® AG and Syprine® AG, partially offset by the impact of higher gross product sales of Xifaxan® and Lotemax® AG;
•returns as a percentage of gross product sales was relatively unchanged. Over the last several years, the Company increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving sales return experience, primarily related to branded and generic products. Included in the product sales return provisions for 2020 and 2019 are reductions in variable consideration for sales returns related to past sales of approximately $38 million and $80 million, respectively. See Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our audited Consolidated Financial Statements regarding further details related to product sales provisions;
•rebates as a percentage of gross product sales was higher primarily due the impact of: (i) increases in gross product sales for products that carry higher contractual rebates and co-pay assistance programs, including the impact of incremental rebates from contractual price increase limitations for promoted products, such as Xifaxan® and Jublia® and (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, partially offset by decreases in gross product sales for products which carry higher rebate rates, such as Apriso® as a result of its generic release, Lotemax® Suspension and Lotemax® Gel;
•chargebacks as a percentage of gross product sales was higher primarily due to the impact of: (i) higher chargeback rates and gross product sales for Glumetza® SLX, Xifaxan® and Nifedical® and (ii) the release of the generic Apriso® AG (December 2019). The higher chargebacks as a percentage of gross product sales were partially offset by the impact of lower gross product sales of: (i) certain generic products, such as Glumetza® AG, Targretin® AG, and Ofloxacin and (ii) the branded product Nifedical®; and
•distribution service fees as a percentage of gross product sales was unchanged as the impact of: (i) higher gross product sales and higher distribution service fee rates associated with our Xifaxan® and Glumetza® SLX products and (ii) sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy were offset by the impact of lower gross product sales of certain branded products, such as Apriso® as a result of its generic release. Price appreciation credits are offset against the distribution service fees we pay wholesalers and were $15 million and $11 million for 2020 and 2019, respectively.

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
Cost of goods sold was $2,202 million and $2,297 million for 2020 and 2019, respectively, a decrease of $95 million, or 4%. The decrease was primarily driven by: (i) lower third-party royalty costs, (ii) lower volumes, as previously discussed, and (iii) the favorable impact of foreign currencies. The decrease was partially offset by: (i) higher manufacturing variances primarily due to the impacts of the COVID-19 pandemic and (ii) changes in product mix.
Cost of goods sold as a percentage of Product sales revenue was 27.8% and 27.1% for 2020 and 2019, respectively, an increase of 0.7 percentage points. Costs of goods sold as a percentage of Product sales revenue was unfavorably impacted as a result of: (i) changes in product mix and (ii) higher manufacturing variances primarily due to the impacts of the COVID-19 pandemic. These factors were partially offset by lower third-party royalty costs.
Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs. Also included in SG&A expenses for 2020 are separation-related costs. The Company has incurred, and will incur, separation-related costs which are incremental costs indirectly related to the Separation. Separation-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification.
SG&A expenses were $2,367 million and $2,554 million for 2020 and 2019, respectively, a decrease of $187 million, or 7%. The decrease was primarily attributable to: (i) the impacts of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, and (ii) profit protection measures taken to manage and reduce operating expenses during the COVID-19 pandemic and resulted in decreases in: (a) advertising and promotion expenses and (b) selling expenses. The profit protection measures have been successful in expanding the profit margins in many of our businesses. As the pace of recovery in each geography accelerates, we expect to allocate more resources to selling and other promotional activities to drive our return to sustainable revenue and profit growth. Therefore, if the recovery continues, we expect our operating expenses to increase in support of our existing products, product launches and products in development and expect to see our operating expenses in 2021 exceed our operating expenses in 2020 as a result. Included within SG&A expenses for 2020 were $21 million of separation-related costs. Included within SG&A expenses for 2019 was a charge associated with the termination of a certain co-promotional agreement.
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
R&D expenses were $452 million and $471 million for 2020 and 2019, respectively, a decrease of $19 million, or 4%. R&D expenses as a percentage of Product sales were approximately 6% and 5% for 2020 and 2019, respectively.
As previously discussed, primarily during our second quarter of 2020, certain of our R&D activities were limited and others, including new patient enrollments in clinical trials, were temporarily paused as most trial sites were not able to accept new patients due to government mandated shutdowns. However, during our third quarter of 2020, many of these trial sites began to reopen and we saw the pace of new patient enrollments increasing, getting close to their pre-COVID-19 levels in the U.S. As of the date of this filing, we have not had to make material changes to our development timelines and the pause in our clinical trials have not had a material impact on our operating results; however, a resurgence of the virus could result in unanticipated delays in our ability to conduct new patient enrollments and create other delays which could have a significant adverse effect on our future operating results.

Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $1,645 million and $1,897 million for 2020 and 2019, respectively, a decrease of $252 million, or 13%. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2020.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements for further details related to our intangible assets.
Asset impairments, including loss on assets held for sale
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.
Asset impairments, including loss on assets held for sale were $114 million and $75 million for 2020 and 2019, respectively, an increase of $39 million. Asset impairments, including loss on assets held for sale for 2020 included impairments of: (i) $96 million to reduce the carrying value of a business within the Bausch + Lomb/International segment to its estimated fair value less costs to sell due to classifying the business as held for sale, (ii) $16 million, in aggregate, due to decreases in forecasted sales of certain product lines, (iii) $1 million, in aggregate, related to the discontinuance of certain product lines not aligned with the focus of the Company's core businesses and (iv) $1 million related to Acquired in-process research and development not in service. Asset impairments, including loss on assets held for sale for 2019 included impairments of: (i) $58 million reflecting decreases in forecasted sales of certain product lines due to generic competition and other factors, (ii) $8 million related to assets being classified as held for sale, (iii) $5 million related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and (iv) $4 million related to Acquired in-process research and development not in service.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, Integration and Separation Costs
Restructuring, integration and separation costs were $22 million and $31 million for 2020 and 2019, respectively, a decrease of $9 million.
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
Restructuring and integration costs were $11 million and $31 million for 2020 and 2019, respectively, a decrease of $20 million. During 2020, these costs included: (i) $10 million of facility closure costs and (ii) $1 million of severance and other costs. During 2019, these costs included: (i) $11 million of severance costs and other costs associated with the acquisition of certain assets of Synergy, (ii) $11 million of facility closure costs and (iii) $9 million of other severance costs. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation costs
The Company has incurred, and will incur, costs associated with activities to effectuate the Separation. These activities include: (i) separating the eye-health business from the remainder of the Company and (ii) registering the eye-health business as an independent publicly traded entity. Separation costs are incremental costs directly related to the Separation and include, but are not limited to: (i) legal, audit and advisory fees, (ii) employee hiring, relocation and travel costs and (iii) costs associated with establishing a new board of directors and audit committee. Separation costs were $11 million for 2020. The Company is in the planning phase of the Separation and the extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
See Note 4, "RESTRUCTURING, INTEGRATION AND SEPARATION COSTS" to our audited Consolidated Financial Statements for further details regarding these actions.
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
Acquisition-related contingent consideration was a loss of $48 million in 2020 and included: (i) net fair value adjustments of $25 million, which included net fair value adjustments to expected future royalty payments and (ii) accretion for the time value of money of $23 million. Acquisition-related contingent consideration was a loss of $12 million in 2019 and included accretion for the time value of money of $22 million, partially offset by net fair value adjustments of $10 million, which included net fair value adjustments to expected future royalty payments.
See Note 5, "FAIR VALUE MEASUREMENTS" to our audited Consolidated Financial Statements for further details.
Other expense (income), net
Other expense (income), net for 2020 and 2019 consists of the following:

(in millions)	2020	2019
Litigation and other matters	$422	$1,401
Acquired in-process research and development costs	32	41
Net (gain) loss on sales of assets	(1)	(31)
Acquisition-related costs	—	8
Other, net	1	(5)
Other expense (income), net	$454	$1,414
In 2020, Litigation and other matters includes net charges related to the U.S. Securities Litigation, the SEC Investigation and the Canadian Securities Litigation and related opt-outs. In 2020, Litigation and other matters also includes an insurance recovery related to a certain litigation matter. In 2019, Litigation and other matters includes the settlement of a legacy U.S. securities class action matter (which is subject to an objector's appeal of the final court approval). In December 2019, we announced that we had agreed to resolve the U.S. Securities Litigation for $1,210 million. Final court approval of this settlement was granted in January 2021. Subject to an objector's appeal of the Court's final approval order, the settlement resolves and discharges all claims against the Company in this class action and resolves the most significant of the Company's remaining legacy legal matters and eliminates a material uncertainty. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and denied all allegations of wrongdoing.
In addition to the anticipated resolution of the U.S. Securities Litigation, through the date of this filing, we achieved dismissals and other positive outcomes in a number of litigations, disputes and investigations, as we continue to actively address others. These matters and other significant matters are discussed in further detail in Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
In 2020 and 2019, Acquired in-process research and development costs of $32 million and $41 million, primarily consist of costs associated with the upfront payments to enter into certain exclusive licensing agreements. In 2019, Net gain on sales of assets includes $20 million related to the achievement of a milestone related to a certain product.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt premiums, discounts and deferred issuance costs on indebtedness under our credit facilities and notes and the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company's cross-currency swaps.

Interest expense was $1,534 million and $1,612 million and included non-cash amortization and write-offs of debt discounts and deferred financing costs of $61 million and $63 million for 2020 and 2019, respectively. Interest expense decreased $78 million, or 5%, primarily due to: (i) a lower weighted average stated rate of interest, (ii) lower interest as a result of debt repayments during the year and (iii) a benefit related to the Company's cross-currency swaps. These decreases were partially offset by the interest associated with $1,210 million of additional financing in December 2019 relating to the U.S. Securities Litigation. The weighted average stated rate of interest as of December 31, 2020 and 2019 was 6.02% and 6.21%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $59 million and $42 million for 2020 and 2019, respectively, associated with a series of transactions which allowed us to refinance and extend the maturities of portions of our debt arrangements.
See Note 10, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other primarily includes: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts. Foreign exchange and other was a loss of $30 million for 2020 as compared to a gain of $8 million for 2019, an unfavorable net change of $38 million.
Income Taxes
Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the temporary differences between the financial statement and income tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets for outside basis differences in investments in subsidiaries are only recognized if the difference will be realized in the foreseeable future. Benefit from income taxes was $375 million and $54 million in 2020 and 2019, respectively, an increase of $321 million.
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
In 2020 and 2019, our effective tax rate differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) the release of a valuation allowance, (b) internal restructurings, (c) changes in uncertain tax positions and (d) changes in the manner in which an outside basis difference will be recovered in future periods.
We record a valuation allowance against our deferred tax assets to reduce their net carrying value to an amount that we believe is more likely than not to be realized. In determining our deferred tax asset valuation allowance, we estimate our ability to utilize future sources of income to realize the benefits of our temporary income tax differences including: (i) net operating loss carryforwards in each jurisdiction, primarily in Canada, the U.S. and Ireland, (ii) research and development tax credit carryforwards, (iii) scientific research and experimental development pool carryforwards and (iv) investment tax credit carryforwards. When we establish/increase or reduce/decrease the valuation allowance, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. Our valuation allowance against deferred tax assets as of December 31, 2020 and 2019 was $2,252 million and $2,831 million, respectively, a decrease of $579 million which was primarily driven by a release of valuation allowance for a change in judgment during 2020 related to previously established deferred tax assets.
See Note 17, "INCOME TAXES" to our audited Consolidated Financial Statements for further details.

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
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, including loss on assets held for sale, Restructuring, integration and separation costs, Acquisition-related contingent consideration costs and Other expense (income), net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for a reconciliation of segment profit to Loss before benefit from income taxes.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the year over year changes in segment revenues for 2020 and 2019. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year over year changes in segment profits for 2020 and 2019.

	Years Ended December 31,				Change
	2020		2019		2019 to 2020
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenue
Bausch + Lomb/International	$4,408	55%	$4,739	55%	$(331)	(7)%
Salix	1,904	24%	2,022	23%	(118)	(6)%
Ortho Dermatologics	553	7%	565	7%	(12)	(2)%
Diversified Products	1,162	14%	1,275	15%	(113)	(9)%
Total revenues	$8,027	100%	$8,601	100%	$(574)	(7)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$1,159	26%	$1,332	28%	$(173)	(13)%
Salix	1,338	70%	1,349	67%	(11)	(1)%
Ortho Dermatologics	233	42%	222	39%	11	5%
Diversified Products	848	73%	932	73%	(84)	(9)%
Total segment profit	$3,578	45%	$3,835	45%	$(257)	(7)%
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
The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and presents organic revenue (Non-GAAP) and the year over year changes in organic revenue (Non-GAAP) for 2020 and 2019 by segment.

	Year Ended December 31, 2020				Year ended December 31, 2019			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Acquisition	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Bausch + Lomb/International	$4,408	$42	$—	$4,450	$4,739	$(19)	$4,720	$(270)	(6)%
Salix	1,904	—	(13)	1,891	2,022	—	2,022	(131)	(6)%
Ortho Dermatologics	553	(3)	—	550	565	—	565	(15)	(3)%
Diversified Products	1,162	—	—	1,162	1,275	(1)	1,274	(112)	(9)%
Total	$8,027	$39	$(13)	$8,053	$8,601	$(20)	$8,581	$(528)	(6)%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product group representing 10% or more of its segment revenues. The Bausch + Lomb/International segment revenue was $4,408 million and $4,739 million for 2020 and 2019, respectively, a decrease of $331 million, or 7%. The decrease was primarily attributable to: (i) a decrease in volume of $334 million, as discussed below, (ii) the unfavorable effect of foreign currencies of $42 million, primarily in Latin America and (iii) the impact of divestitures and discontinuations of $19 million. These decreases were partially offset by an increase in net realized pricing of $64 million, primarily driven by our International Rx and Global Consumer businesses.
The volumes of our Bausch + Lomb/International segment were negatively impacted, primarily in Europe, Asia and the U.S., by social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed. The postponement of certain surgical and elective medical procedures related to the COVID-19 pandemic, and associated declines in pre- and post-operative prescriptions, negatively impacted the volumes of our Global Ophthalmology and Global Surgical businesses. The reduction in the consumption of contact lenses worldwide due to limited social interactions and in some regions government recommended use of frames, negatively impacted the volumes of our Global Vision Care business. During our first quarter of 2020, certain customers engaged in "pantry-loading", which, along with stay-at-home orders, negatively impacted the volumes of our Global Consumer business for our second quarter of 2020. However, as governments began lifting social restrictions, the negative trend in the revenues of these businesses began to level off and stabilize prior to our third quarter of 2020 and continued in the fourth quarter of 2020. Therefore, our revenues for the year 2020 were most impacted by the COVID-19 pandemic in our second quarter of 2020. Although we experienced additional COVID-19 pandemic related declines in year-over-year revenues in certain geographies during our third and fourth quarters of 2020, total Bausch + Lomb/International segment revenues for the three months ended December 31, 2020 and 2019 were $1,242 million and $1,238 million, respectively, an increase of $4 million. This increase of less than 1% represents a continuing improving trend over the decreases in our year-over-year revenues for the three month periods ended June 30, 2020 and September 30, 2020 of 27% and 1%, respectively, and suggests that a recovery is underway. Presuming the increased availability of effective vaccines, and any resurgence of the COVID-19 virus and variant strains thereof or reenactment of social restrictions are not significant, we anticipate that our affected businesses could possibly return to pre-pandemic levels in 2021.
Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit was $1,159 million and $1,332 million for 2020 and 2019, respectively, a decrease of $173 million, or 13%. The decrease was primarily driven by the decrease in contribution as a result of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, partially offset by lower SG&A expenses.
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for approximately 78% and 72% of the Salix segment revenues and approximately 18% and 17% of the Company's revenues for 2020 and 2019, respectively. No other single product group represents 10% or more of the Salix segment revenues. The Salix segment revenue was $1,904 million and $2,022 million for 2020 and 2019, respectively, a decrease of $118 million, or 6%. The decrease includes: (i) a decrease in net realized pricing of $96 million, primarily attributable to higher sales deductions for Glumetza® SLX, partially offset by higher gross selling prices for Xifaxan®, and (ii) a decrease in volume of $35 million primarily attributable to the decrease in demand for Apriso® due to LOE. The decrease in revenue was partially offset by sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy, of $13 million.
Certain branded pharmaceutical products within our Salix segment were negatively impacted by social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed. Although we experienced COVID-19 pandemic related declines in year-over-year revenues in 2020, Salix segment revenues for the three months ended December 31, 2020 and 2019 were $527 million and $517 million, respectively, an increase of $10 million. This increase of 2% represents a continuing improving trend over the decreases in our year-over-year revenues for the three month periods ended June 30, 2020 and September 30, 2020 of 21% and 10%, respectively, and suggests that a recovery is underway. Presuming the increased availability of effective vaccines, and any resurgence of the COVID-19 virus and variant strains thereof or reenactment of social restrictions are not significant, we anticipate that our affected Salix businesses could possibly return to pre-pandemic levels in 2021.
Salix Segment Profit
The Salix segment profit was $1,338 million and $1,349 million for 2020 and 2019, respectively, a decrease of $11 million, or 1%. The decrease was primarily driven by the decrease in contribution as a result of the decrease in revenue, as previously discussed, partially offset by lower third-party royalty costs. The decrease in segment profit was partially offset by: (i) decreases in SG&A expenses due to: (a) COVID-19 pandemic related matters, as previously discussed, and (b) a charge associated with the termination of a certain co-promotional agreement during 2019 and (ii) the contribution from the sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment includes the Thermage® and Jublia® product lines, which accounted for approximately 38% and 12% of the Ortho Dermatologics segment revenues for 2020, respectively. No other single product group represents 10% or more of the Ortho Dermatologics segment revenues. The Ortho Dermatologics segment revenue was $553 million and $565 million for 2020 and 2019, respectively, a decrease of $12 million, or 2%. The decrease was primarily attributable to a decrease in net realized pricing of $26 million partially offset by: (i) an increase in volume of $11 million and (ii) the favorable effect of foreign currencies of $3 million. The decrease in average realized pricing was the result of higher sales deductions in our medical dermatology products. The increase in volume was primarily due to increased demand of Thermage FLX®, primarily in China, and was partially offset by the impact of generic competition as certain products, such as Elidel®, Zovirax® and Solodyn®, lost exclusivity.
Certain medical aesthetics, therapeutic products and branded pharmaceutical products within our Ortho Dermatologics segment were negatively impacted by social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. Although we experienced COVID-19 pandemic related declines in year-over-year revenues in 2020, Ortho Dermatologics segment revenues for the three months ended December 31, 2020 and 2019 were $160 million and $158 million, respectively, an increase of $2 million. This increase of 1% represents a continuing improving trend over the decreases in our year-over-year revenues for the three month periods ended June 30, 2020 and September 30, 2020 of 5% and 2%, respectively, and suggests that a recovery is underway. Presuming the increased availability of effective vaccines, and any resurgence of the

COVID-19 virus and variant strains thereof or reenactment of social restrictions are not significant, we anticipate that our affected businesses could possibly return to pre-pandemic levels in 2021.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit was $233 million and $222 million for 2020 and 2019, respectively, an increase of $11 million, or 5%. The increase was primarily driven by decreases in: (i) selling expenses and (ii) R&D expenses and was partially offset by the decrease in contribution as a result of the decrease in revenue, as previously discussed.
Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenues by product and product revenues as a percentage of segment revenue for 2020 and 2019.

	Years Ended December 31,				Change
	2020		2019		2019 to 2020
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$271	23%	$244	19%	$27	11%
Aplenzin®	98	8%	83	6%	15	18%
Arestin®	63	5%	87	7%	(24)	(28)%
Ativan® Franchise	50	4%	43	3%	7	16%
Neo/Poly/HC Otic	35	3%	22	2%	13	59%
Tobramycin/Dexamethasone	33	3%	31	2%	2	6%
Pepcid®	31	3%	2	—%	29	1,450%
Diastat® Franchise	30	3%	35	3%	(5)	(14)%
Librax® Franchise	30	3%	25	2%	5	20%
Xenazine® Franchise	29	3%	38	3%	(9)	(24)%
Other	492	42%	665	53%	(173)	(26)%
Total Diversified Products revenues	$1,162	100%	$1,275	100%	$(113)	(9)%
The Diversified Products segment revenue was $1,162 million and $1,275 million for 2020 and 2019, respectively, a decrease of $113 million, or 9%. The decrease was primarily driven by: (i) a decrease in volume of $170 million and (ii) the impact of divestitures and discontinuations of $1 million. The decrease was partially offset by an increase in net realized pricing of $58 million due to lower sales deductions, primarily within the Wellbutrin® Franchise, and higher gross selling prices. The decrease in volume was primarily attributable to: (i) the impact of generic competition as certain products in our Neurology and Other business, such as Cuprimine®, Migranal®, Syprine®, Isuprel® and Xenazine®, lost exclusivity and (ii) the postponement of certain surgeries and elective medical procedures in response to the COVID-19 pandemic primarily impacting our Dentistry business. The decrease in volume was partially offset by an increase in volumes for Pepcid® due to a competitor recall in 2020.
Diversified Products Segment Profit
The Diversified Products segment profit was $848 million and $932 million for 2020 and 2019, respectively, a decrease of $84 million, or 9%. The decrease was primarily driven by the decrease in revenue, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Summarized cash flow information for the years 2020, 2019 and 2018 is as follows:

	Years Ended December 31,			Change
(in millions)	2020	2019	2018	2019 to 2020	2018 to 2019
Net loss	$(559)	$(1,783)	$(4,144)	$1,224	$2,361
Adjustments to reconcile Net loss to net cash provided by operating activities	2,036	3,602	5,627	(1,566)	(2,025)
Cash provided by operating activities before changes in operating assets and liabilities	1,477	1,819	1,483	(342)	336
Changes in operating assets and liabilities	(366)	(318)	18	(48)	(336)
Net cash provided by operating activities	1,111	1,501	1,501	(390)	—
Net cash used in investing activities	(261)	(419)	(196)	158	(223)
Net cash (used in) provided by financing activities	(2,294)	1,443	(1,353)	(3,737)	2,796
Effect of exchange rate changes on cash and cash equivalents	16	(4)	(26)	20	22
Net (decrease) increase in Cash and cash equivalents and Restricted cash	(1,428)	2,521	(74)	(3,949)	2,595
Cash and cash equivalents and Restricted cash, beginning of year	3,244	723	797	2,521	(74)
Cash and cash equivalents and Restricted cash, end of year	$1,816	$3,244	$723	$(1,428)	$2,521
A detailed discussion of the year-over-year changes of the Company’s 2019 summarized cash flow information compared with that of 2018 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 19, 2020.
Operating Activities
Net cash provided by operating activities was $1,111 million and $1,501 million in 2020 and 2019, respectively, a decrease of $390 million. The decrease was attributable to net decreases in: (i) Cash provided by operating activities before changes in operating assets and liabilities and (ii) Changes in operating assets and liabilities.
Cash provided by operating activities before changes in operating assets and liabilities for the years 2020 and 2019 was $1,477 million and $1,819 million, respectively, a decrease of $342 million. The decrease was primarily attributable to: (i) the negative impacts to our operating results associated with the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, (ii) higher payments of legal settlements in 2020 as compared to 2019 of $153 million and (iii) the upfront payment of $10 million in 2020 with respect to the option to acquire all ophthalmology assets of Allegro, as previously discussed.
Changes in operating assets and liabilities resulted in a net decrease in cash of $366 million and $318 million in 2020 and 2019, respectively, a decrease of $48 million. During 2020, Changes in operating assets and liabilities was negatively impacted by: (i) the timing of other payments in the ordinary course of business of $495 million and (ii) an increase in inventories of $77 million and was partially offset by: (i) the collection of trade receivables of $170 million and (ii) an increase in accrued interest due to timing of payments of $36 million. During 2019, Changes in operating assets and liabilities was negatively impacted by: (i) the build-up of inventories of $209 million and (ii) the timing of other payments in the ordinary course of business of $180 million and was partially offset by: (i) the collection of trade receivables of $39 million and (ii) an increase in accrued interest due to timing of payments of $32 million.
Investing Activities
Net cash used in investing activities was $261 million in 2020 and was primarily driven by Purchases of property, plant and equipment of $302 million partially offset by: (i) Interest settlements from cross-currency swaps of $23 million and (ii) Proceeds from sale of assets and businesses, net of costs to sell of $21 million, primarily related to the receipt of a milestone payment associated with a prior year divestiture.
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

Financing Activities
Our financing activities reflect our leadership's commitment to improve the Company’s capital structure. Through debt repayments and refinancings during 2020 and 2019, we have effectively managed our capital structure which has allowed us to, among other things: (i) improve our credit ratings, (ii) access the credit markets to finance amounts owed under the Company's previously announced $1,210 million settlement agreement relating to the U.S. Securities Litigation without negatively impacting our working capital available for operations and (iii) eliminate our mandatory scheduled principal repayments of our debt obligations through 2024.
Net cash used in financing activities during 2020 was $2,294 million and was primarily driven by repayments of long-term debt, net of issuances and related discounts, of $2,187 million. These repayments primarily include: (i) $1,240 million of May 2023 Unsecured Notes, which was previously financed as part of the December 2019 Financing and Refinancing Transactions and (ii) debt repayments during 2020 with cash on hand of $902 million.
Net cash provided by financing activities during 2019 was $1,443 million and primarily reflects the aggregate net proceeds from the issuance of the 5.00% January 2028 Unsecured Notes and January 2030 Unsecured Notes of $2,472 million, partially offset by: (i) debt repayments during 2019 with cash on hand of $906 million and (ii) payments for all other financing activities. The aggregate net proceeds from the issuance of the January 2028 Unsecured Notes and January 2030 Unsecured Notes are to be used and were used to: (i) pay the Company's previously announced $1,210 million settlement agreement relating to the U.S. Securities Litigation (which is subject to an objector's appeal of the final court approval), the full amount of which we paid into an escrow fund under the terms of a settlement agreement and is included within Restricted cash as of December 31, 2020, and (ii) redeem $1,240 million of May 2023 Unsecured Notes on January 16, 2020.
See Note 10, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details regarding the financing activities previously described.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash collected from customers, funds as available from our revolving credit facility, issuances of long-term debt and issuances of equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months.
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt or issue equity or equity-linked securities. As a result of prepayments and the series of refinancing transactions, we have no debt maturities or mandatory amortization payments due until 2024. We believe our existing cash and cash generated from operations will be sufficient to service our debt obligations in the years 2021 through 2023.
Long-term Debt
Long-term debt, net of unamortized discounts and finance costs was $23,925 million and $25,895 million as of December 31, 2020 and 2019, respectively. Aggregate contractual principal amounts due under our debt obligations were $24,185 million and $26,188 million as of December 31, 2020 and 2019, respectively, a decrease of $2,003 million. The decrease was primarily driven by net debt repayments previously discussed under " - Cash Flows - Financing Activities".
2020 Refinancing Transactions - In May and December 2020, we accessed the credit markets and completed a series of transactions, whereby we extended $3,250 million in aggregate maturities of certain debt obligations due to mature in 2022 and 2023 out to 2029 through 2031 and $250 million in aggregate amortization payments due in 2022 out to 2029. In addition to extending $3,500 million in payments due in 2022 and 2023 to 2029 through 2031, the refinancing transactions replaced secured debt of $1,500 million with unsecured debt. This provides us with more secured debt capacity under our Restated Credit Agreement and existing indentures if the market for unsecured debt in the future is less favorable. Further, by replacing $1,500 million of secured debt with unsecured debt we now have additional room under the debt maintenance covenant of our 2023 Revolving Credit Facility that requires us to maintain a first lien net leverage ratio of not greater than 4.00 to 1.00. The refinancing transactions also repaid in full €1,500 million of debt denominated in euros, thereby reducing our exposure to fluctuations in the value of the euro.
Our prepayments of debt and refinancing transactions over the last four years translate into lower mandatory repayments of principal over the next four years, which, in turn, we believe will permit more cash flows to be directed toward developing our core assets, identifying new product opportunities and repaying additional debt amounts.

The mandatory scheduled principal repayments of our debt obligations as of December 31, 2020, were as follows:

(in millions)
2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	Total
$—	$—	$—	$2,291	$10,632	$1,500	$2,250	$2,012	$3,250	$1,250	$1,000	$24,185
See Note 10, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details.
The weighted average stated rate of interest as of December 31, 2020 and 2019 was 6.02% and 6.21%, respectively.
Current Description of Senior Secured Credit Facilities
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
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings. As of December 31, 2020, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 3.15% and 2.90% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2020, the aggregate remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $405 million through November 1, 2025.

The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50% - 2.00% with respect to base rate or prime rate borrowings and 2.50% - 3.00% with respect to eurocurrency rate or BA rate borrowings.  As of December 31, 2020, the stated rate of interest on the 2023 Revolving Credit Facility was 3.15% per annum. As of December 31, 2020, the Company had no outstanding borrowings, $104 million of issued and outstanding letters of credit, and remaining availability of $1,121 million under its 2023 Revolving Credit Facility. In addition, the Company is required to pay commitment fees of 0.25% - 0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
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
The aggregate principal amount of our Senior Secured Notes as of December 31, 2020 and 2019 was $4,250 million and $5,500 million, respectively, a decrease of $1,250 million representing the repayment of the 6.50% Senior Secured Notes due March 2022 as part of the 2020 Refinancing Transactions.
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
The aggregate principal amount of our Senior Unsecured Notes as of December 31, 2020 and 2019 was $15,500 million and $15,532 million, respectively, a decrease of $32 million.

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
During 2019 and 2020, the Company completed several actions which included using cash flows from operations to repay debt and refinancing debt with near term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with its financial maintenance covenant. As of December 31, 2020, the Company was in compliance with the financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of this Form 10-K, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations over that same period.
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
The Senior Notes and Secured Notes are guaranteed by a substantial portion of the Company’s subsidiaries. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $2,442 million and $2,682 million and total liabilities of $1,804 million and $1,075 million as of December 31, 2020 and 2019, respectively, and revenues of $1,320 million and $1,463 million for 2020 and 2019, respectively, and operating loss of $38 million for 2020 and operating income of $121 million for 2019.
Credit Ratings
As of February 24, 2021, the credit ratings and outlook from Moody's, Standard & Poor's and Fitch for certain outstanding obligations of the Company were as follows:

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
Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring, integration and separation costs, benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions. We are considering further acquisition opportunities within our core therapeutic areas, some of which could be sizable.
In addition to our working capital requirements, we expect our primary cash requirements for 2021 to include:
•Debt repayments—As a result of prepayments and a series of refinancing transactions we have reduced and extended the maturities of a substantial portion of our long-term debt and have no debt maturities or mandatory amortization payments due until 2024. We expect to make interest payments of approximately $1,425 million during 2021. We may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our 2023 Revolving Credit Facility to meet business needs;

•IT Infrastructure Investment—We expect to make payments of approximately $60 million for licensing, maintenance and capitalizable costs associated with our IT infrastructure improvement projects during 2021;
•Capital expenditures—We expect to make payments of approximately $275 million for property, plant and equipment during 2021;
•Contingent consideration payments—We expect to make contingent consideration and other development/approval/sales-based milestone payments of $164 million during 2021;
•Restructuring and integration payments—We expect to make payments of $7 million during 2021 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through December 31, 2020;
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $14 million during 2021. See Note 11, "PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS" to our audited Consolidated Financial Statements for further details of our benefit obligations; and
•U.S. Securities Litigation Settlement—As more fully discussed in Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements, we announced that we had agreed to resolve the U.S. Securities Litigation for $1,210 million. Final court approval of this settlement was granted in January 2021. Subject to an objector's appeal of the Court's final approval order, the settlement resolves and discharges all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. This settlement resolves the most significant of the Company's remaining legacy legal matters and eliminates a material uncertainty regarding our Company. As of December 31, 2020, Restricted cash includes $1,210 million of payments into an escrow fund under the terms of a settlement agreement regarding the U.S. Securities Litigation.
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
Option to Acquire All Ophthalmology Assets of Allegro
As previously discussed, on September 21, 2020, we announced that we entered into an agreement which provides us an option to acquire all ophthalmology assets of Allegro. Aggregate payments under the Option are up to $50 million and include an upfront payment of $10 million and a second payment of $40 million should Allegro raise additional funding. During 2020, we made and expensed the upfront payment of $10 million as Acquired in-process research and development. If the Option is exercised, additional payments to acquire all of the ophthalmology assets of Allegro will be due over time.
Future Litigation Payments
In addition to the U.S. Securities Litigation discussed above, in the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for further details of these matters. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.

Future Licensing Payments
In the ordinary course of business, the Company may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products primarily in the U.S. and Canada. In connection with these agreements, the Company may pay an upfront fee to secure the agreement. See Note 3, "ACQUISITIONS, LICENSING AGREEMENTS AND ASSETS HELD FOR SALE" to our audited Consolidated Financial Statements. Payments associated with the upfront fee for these agreements cannot be reasonably estimated at this time and could be material.
Unrecognized Tax Benefits
As of December 31, 2020, the Company had unrecognized tax benefits totaling $414 million, of which, $145 million is expected to be realized within the next twelve months, however a reliable estimate of the period in which the remaining uncertain tax positions will be payable, if ever, cannot be made.
OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “BHC”.
At February 18, 2021, we had 355,619,826 issued and outstanding common shares. In addition, as of February 18, 2021, we had 8,601,400 stock options and 5,530,821 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 2,529,506 performance-based RSUs that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 4,164,425 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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
Foreign Currency Risk
In the year ended December 31, 2020, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars.  We have exposure to multiple foreign currencies, including, among others, the Euro, Chinese yuan, Polish zloty, Canadian dollar and Mexican peso. Our operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls and fluctuations in the relative values of currencies. In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency revenues in relation to same currency expenses. Further strengthening of the U.S. dollar and/or further devaluation of foreign currencies will have a negative impact on our reported revenue and reported results. As of December 31, 2020, a 1% change in foreign currency exchange rates would have impacted our shareholders’ equity by approximately $51 million, which could be partially mitigated by our cross-currency swaps discussed below.
As of December 31, 2020, the unrealized foreign exchange gain on the translation of the remaining principal amount of U.S. denominated senior secured and unsecured notes was $361 million, for Canadian income tax purposes. Additionally, as of December 31, 2020, the unrealized foreign exchange loss on certain intercompany balances was equal to $235 million. One-half of any realized foreign exchange gain or loss will be included in our Canadian taxable income. Any resulting gain will result in a corresponding reduction in our available Canadian Losses, Scientific Research and Experimental Development Pool, and/or Investment Tax Credit carryforward balances. However, the repayment of the senior notes and the intercompany loans denominated in U.S. dollars does not result in a foreign exchange gain or loss being recognized in our Consolidated Financial Statements, as these statements are prepared in U.S. dollars.
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
As of December 31, 2020, we had $19,762 million and $4,423 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment. The estimated fair value of our issued fixed rate debt as of December 31, 2020 was $20,984 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $430 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $375 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $44 million in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
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
The development and application of the critical accounting policies associated with the current revenue recognition guidance, including the policies associated with each of our product sales provisions and the table showing the activity and ending balances for our product sales provisions, are discussed in more detail in Note 2, "SIGNIFICANT ACCOUNTING POLICIES".

Other Revenues
We generate alliance revenue and service revenue from the licensing of products and from contract services mainly in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties.
Acquisition-Related Contingent Consideration
Some of the business combinations that we have consummated include contingent consideration to be potentially paid based upon the occurrence of future events, such as sales performance and the achievement of certain future development, regulatory and sales milestones. Acquisition-related contingent consideration associated with a business combination is initially recognized at fair value and remeasured each reporting period, with changes in fair value recorded in the Consolidated Statements of Operations. The estimates of fair value involve the use of acceptable valuation methods, such as probability-weighted discounted cash flow analysis and Monte Carlo Simulation (when appropriate), and contain uncertainties as they require assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration result from several factors including changes in the timing and amount of revenue estimates, changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria and changes in discount rates. A change in any of these assumptions could produce a different fair value, which could have a material impact on our results of operations. At December 31, 2020, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 25%.
Intangible Assets
We evaluate potential impairments of amortizable intangible assets acquired through asset acquisitions or business combinations if events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as:
•an adverse change in legal factors or in the business climate that could affect the value of an asset. For example, a successful challenge of our patent rights resulting in earlier than expected generic competition;
•an adverse change in the extent or manner in which an asset is used or is expected to be used. For example, a decision not to pursue a product line-extension strategy to enhance an existing product due to changes in market conditions and/or technological advances; or
•current or forecasted reductions in revenue, operating income, or cash flows associated with the use of an asset. For example, the introduction of a competing product that results in a significant loss of market share.
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
Indefinite-lived intangible assets, including Acquired in-process research and development and the B&L corporate trademark, are tested for impairment annually, or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of their fair value to carrying value, without consideration of any recoverability test. In particular, we will continue to monitor closely the progression of our R&D programs as their likelihood of success is contingent upon the achievement of future milestones. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Core Business” for additional information regarding our R&D programs.
Goodwill
Goodwill is not amortized but is tested for impairment at least annually on October 1st at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment. The Company performs its annual impairment test by first assessing qualitative factors. Where the qualitative assessment suggests that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed for that reporting unit (Step 1).
The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. The Company estimates the fair values of a reporting unit using a discounted cash flow model which utilizes Level 3 unobservable inputs. The discounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the forecasted cash flows of each reporting unit. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. The quantitative fair value test is performed utilizing long-term growth rates and discount rates applied to the estimated cash flows in estimation of fair value. To estimate cash flows beyond the final year of its model, the Company estimates a terminal value by applying an in-perpetuity growth assumption and discount factor to determine the reporting unit's terminal value.
To forecast a reporting unit's cash flows the Company takes into consideration economic conditions and trends, estimated future operating results, management's and a market participant's view of growth rates and product lives, and anticipates future economic conditions. Revenue growth rates inherent in these forecasts are based on input from internal and external market research that compare factors such as growth in global economies, recent industry trends and product life-cycles. Macroeconomic factors such as changes in economies, changes in the competitive landscape including the unexpected LOE to the Company's product portfolio, changes in government legislation, product life-cycles, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets. Accordingly, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
Adoption of New Accounting Guidance for Goodwill Impairment Testing
Effective January 1, 2018, the Company elected to early adopt a new accounting standard which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Goodwill impairment is now measured as the amount by which a reporting unit's carrying value exceeds its fair value. Upon adopting the new standard, the Company tested goodwill for impairment and determined that the carrying value of the Salix reporting unit exceeded its fair value resulting in the Company recognizing a goodwill impairment of $1,970 million associated with the Salix reporting unit.
2018 Annual Goodwill Impairment Test
The Company conducted its 2018 annual goodwill impairment test as of October 1, 2018 and determined that the carrying value of the Dentistry reporting unit exceeded its fair value and, as a result, the Company recognized a goodwill impairment of $109 million, representing the full amount of goodwill for the Dentistry reporting unit. Changing market conditions such as: (i) an increasing competitive environment and (ii) increasing pricing pressures negatively impacted the reporting unit's operating results. As of October 1, 2018, the fair value of each reporting unit with associated goodwill exceeded its carrying value by more than 15%.
2019 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2019 by first assessing qualitative factors. Where the qualitative assessment suggested that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, a quantitative fair value test was performed for that reporting unit. In each quantitative fair value test performed, the fair value was greater than the carrying value of the reporting unit. As a result, there was no impairment to the goodwill of any reporting unit.
2020 Interim Goodwill Impairment Assessments
An interim goodwill impairment test in advance of the annual impairment assessment may be required if events occur that indicate an impairment might be present. For example, a substantial decline in the Company’s market capitalization, changes in reportable segments, unexpected adverse business conditions, economic factors and unanticipated competitive activities may signal that an interim impairment test is needed. Accordingly, during 2020 the Company continually monitored among other matters the possible affects and outcomes of the COVID-19 pandemic on, among other things, its supply chain, customers and distributors, employee base, product sustainability, research and development activities, product pipeline and consumer demand and related rebates and discounts and has made adjustments, although not considered to be material, to its long-term forecasts as of October 1, 2019 (the date goodwill was last tested for impairment) for these and other matters. After completing this assessment, although not completely insulated from the negative effects of the COVID-19 pandemic, the Company believed that its long-term forecasted cash flows, as adjusted for the possible outcome of the COVID-19 pandemic and other matters, did not indicate that the fair value of any reporting unit may be below its carrying value.
On a quarterly basis, using its latest forecasts of cash flows, the Company gave consideration to the nature and timing of the expected revenue losses resulting from COVID-19 pandemic related matters. No events occurred or circumstances changed during the period October 1, 2019 through September 30, 2020 that would indicate that the fair value of any reporting unit, with the exception of the Ortho Dermatologics reporting unit as discussed below, might be below its carrying value. The changes in the amounts and timing of revenues as presented in the Company's forecasts during 2020 included a range of potential outcomes and, with the exception of the Ortho Dermatologics reporting unit as discussed below, were not substantial enough to materially adversely affect the recoverability of any of the associated reporting units’ assets and were not material enough to indicate that the fair values of those reporting units might be below their respective carrying values. However, based on the results of the October 1, 2019 annual goodwill impairment test, the Company continued to assess the performance of the Ortho Dermatologics reporting unit and the Neuro and Other reporting unit on a quarterly basis 2020.
2020 Interim Goodwill Impairment Assessments - Neuro and Other
As part of its quarterly qualitative interim assessments of the Neuro and Other reporting unit, management considered the totality of all relevant events or circumstances that could have affected the carrying amount or fair value of the reporting unit, including comparing the reporting unit’s operating results to the forecast used to test the goodwill of the Neuro and Other reporting unit as of October 1, 2019. Based on the qualitative assessments, management believed that the carrying value of Neuro and Other reporting unit did not exceed its fair value and, therefore, concluded a quantitative fair value test was not required for any quarterly period.
2020 Interim Goodwill Impairment Assessments and Testing - Ortho Dermatologics
During the three months ended March 31, 2020, the operating results for the Ortho Dermatologics reporting unit were less than those forecasted at October 1, 2019 for that period. As part of its qualitative assessment as of March 31, 2020, the Company revised its forecasts for the year 2020, for among other matters, the lower than originally forecasted operating results for the three months ended March 31, 2020 and the range of potential impacts of the COVID-19 pandemic, including longer than expected launch cycles for certain new products. Management believed that the revisions to its forecasts for the year 2020 were indicators that there was less headroom as of March 31, 2020 as compared to the headroom calculated on the date goodwill was last tested for impairment (October 1, 2019). Therefore, a quantitative fair value test for the Ortho Dermatologics reporting unit was performed at March 31, 2020. Based on the quantitative fair value test, the fair value of the Ortho Dermatologics reporting unit continued to be greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit at March 31, 2020.
During the three months ended June 30, 2020, the Company identified certain Ortho Dermatologics’ products that were experiencing longer launch cycles than originally anticipated due to the COVID-19 pandemic and, as a direct result, took actions to mitigate the impact of these matters, including right-sizing its Ortho Dermatologics’ sales force. As part of its qualitative assessment as of June 30, 2020, the Company revised its long-term forecasts for, among other matters, the decrease in forecasted revenues of the identified products, the reduction in sales force and related costs and a range of potential impacts of COVID-19 pandemic related matters. Management believed that these events were indicators that there was less headroom as of June 30, 2020 as compared to the headroom calculated on the date Ortho Dermatologics goodwill was last tested for impairment (March 31, 2020). Therefore, a quantitative fair value test for impairment to the goodwill of the Ortho Dermatologics reporting unit was performed at June 30, 2020. Based on the quantitative fair value test, the fair value of the Ortho Dermatologics reporting unit continued to be greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit at June 30, 2020.
Management believed that based on its qualitative assessments as of September 30, 2020, it was more likely than not that the carrying amount of the Ortho Dermatologics reporting unit was less than its fair value and, therefore, concluded a quantitative fair value test was not required at September 30, 2020.
2020 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2020 by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2020, management believed that, with the exception of the Ortho Dermatologics reporting unit, it was more likely than not that the carrying amounts of its reporting units were less than their respective fair values and therefore concluded a quantitative fair value test for those reporting units was not required. The Company performed a quantitative fair value test for the Ortho Dermatologics reporting unit as of October 1, 2020, utilizing a long-term growth rate of 2.0% and a range of discount rates between 9.5% and 9.75%, in estimation of the fair value of this reporting unit. Based on the quantitative fair value test, the fair value of the Ortho Dermatologics reporting unit was approximately 10% greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future. Specifically, the Company continues to assess the performance of the Ortho Dermatologics reporting unit as compared to its respective projections and will perform qualitative interim assessments of the carrying value and fair value on a quarterly basis to determine if impairment testing of goodwill will be warranted.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements for further details on the goodwill impairments recognized in 2018.
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

NEW ACCOUNTING STANDARDS
Information regarding the recently issued new accounting guidance (adopted and not adopted as of December 31, 2020) is contained in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our audited Consolidated Financial Statements.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, product development and future performance and results of current and anticipated products; anticipated revenues for our products; anticipated growth in our Ortho Dermatologics business; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2021 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to meet the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement") and senior notes indentures; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic; and the Company’s plan to separate its eye-health business, including the structure and timing of completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-K that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the availability and effectiveness of vaccines for COVID-19, the rapidly evolving reaction of governments, private sector participants and the public to that pandemic, and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on the Company, including but not limited to its supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition and costs (which may increase) and revenue and margins (both of which may decrease);
•with respect to the proposed separation of the Company’s eye-health business, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the separation transaction, the expected timing of completion of the separation transaction and its terms, the Company’s ability to complete the separation transaction considering the various conditions to the completion of the separation transaction (some of which are outside the Company’s control, including conditions related to regulatory matters and a possible shareholder vote, if applicable), that market or other conditions are no longer favorable to completing the transaction, that any shareholder, stock exchange, regulatory or other approval (if required) is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of or following the separation transaction, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from either or both of the Canada Revenue Agency and the Internal Revenue Service will be sought or obtained), potential dyssynergy costs resulting from the separation transaction, the impact of the separation transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business;
•the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including a number of pending non-class securities litigations (including certain pending opt-out actions in the U.S. related to the previously settled securities class action (which is subject to an objector's appeal of the final court approval) and certain opt-out actions in Canada relating to the recently settled class action in Canada) and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;
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
•the past and ongoing scrutiny of our legacy business practices, including with respect to pricing, and any pricing controls or price adjustments that may be sought or imposed on our products as a result thereof;
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
•ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the FDA and equivalent agencies outside of the U.S. and the results thereof;
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
•any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2021 or beyond, including as a result of the impacts of the COVID-19 pandemic on our business and operations, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our Restated Credit Agreement and/or senior notes indentures and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;
•changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;
•the uncertainties associated with the acquisition and launch of new products, including, but not limited to, our ability to provide the time, resources, expertise and funds required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;
•our ability or inability to extend the profitable life of our products, including through line extensions and other life-cycle programs;
•our ability to retain, motivate and recruit executives and other key employees;
•our ability to implement effective succession planning for our executives and key employees;
•factors impacting our ability to achieve anticipated growth in our Ortho Dermatologics business, including the success of recently launched products (such as Arazlo®), expected geographic expansion in our Solta business (including with respect to Next Generation Thermage FLX®), the ability to successfully implement and operate our cash-pay prescription program for certain of our Ortho Dermatologics branded products, and the ability of such program to achieve the anticipated goals respecting patient access and fulfillment, the approval of pending and pipeline products (and the timing of such approvals), changes in estimates on market potential for dermatology products and continued investment in and success of our sales force;
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
•the extent to which our products are reimbursed by government authorities, pharmacy benefit managers ("PBMs") and other third-party payors; the impact our distribution, pricing and other practices may have on the decisions of such government authorities, PBMs and other third-party payors to reimburse our products; and the impact of obtaining or maintaining such reimbursement on the price and sales of our products;
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
•any divestitures of our assets or businesses and our ability to successfully complete any such divestitures on commercially reasonable terms and on a timely basis, or at all, and the impact of any such divestitures on our Company, including the reduction in the size or scope of our business or market share, loss of revenue, any loss on sale, including any resultant impairments of goodwill or other assets, or any adverse tax consequences suffered as a result of any such divestitures;
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
•the impact of any changes in or reforms to the legislation, laws, rules, regulation and guidance that apply to the Company and its businesses and products or the enactment of any new or proposed legislation, laws, rules, regulations or guidance that will impact or apply to the Company or its businesses or products;
•the impact of changes in federal laws and policy that may be undertaken following the change in the U.S. administration;
•illegal distribution or sale of counterfeit versions of our products;
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in this Form 10-K.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of December 31, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required under this Item is incorporated herein by reference from information included in the 2021 Proxy Statement.
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
Item 11.    Executive Compensation
Information required under this Item relating to executive compensation is incorporated herein by reference from information included in the 2021 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information included in the 2021 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required under this Item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2021 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Information required under this Item relating to the fees for professional services rendered by our independent auditors in 2020 and 2019 is incorporated herein by reference from information included in the 2021 Proxy Statement.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as a part of the report:
(1)The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof.
(2)Exhibits
All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes.

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

4.11
Indenture, dated as of May 26, 2020, by and among Bausch Health Companies Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 6.250% Senior Notes due 2029, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020, which is incorporated by reference herein.

4.12
Indenture, dated as of December 3, 2020, by and among Bausch Health Companies Inc., the guarantors named therein and The Bank of New York Mellon, N.A., as trustee, governing the 5.000% Senior Notes due 2029 and the 5.250% Senior Notes due 2031, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2020, which is incorporated by reference herein.

4.13
Form of Common Share Certificate of Bausch Health Companies Inc., originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2018, which is incorporated by reference herein.

4.14
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended, originally filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed on February 19, 2020, which is incorporated by reference herein.

10.1*	Bausch Health Companies Inc. Further Amended and Restated 2014 Omnibus Incentive Plan, effective as of April 28, 2020 (the "Amended and Restated 2014 Omnibus Incentive Plan").†
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

10.6
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

10.9
Form of 2018 Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.10
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

10.14*	Form of Spinoff Bonus Program Letter Agreement dated November 2, 2020.†
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

10.29
Amended and Restated Asset Purchase Agreement dated January 4, 2019 among Bausch Health Companies Inc., Bausch Health Ireland Limited, Synergy Pharmaceuticals Inc. and Synergy Advanced Pharmaceuticals, Inc., originally filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 20, 2019, which is incorporated by reference herein. ††

10.30
Stipulation of Settlement dated December 15, 2019 in the U.S. Securities Litigation, originally filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 19, 2020, which is incorporated by reference herein. ††

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

BAUSCH HEALTH COMPANIES INC. (Registrant)

Date:	February 24, 2021	By:	/s/ JOSEPH C. PAPA

Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH C. PAPA Joseph C. Papa	Chief Executive Officer and Chairman of the Board	February 24, 2021
/s/ PAUL S. HERENDEEN Paul S. Herendeen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2021
/s/ SAM ELDESSOUKY Sam Eldessouky	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2021
/s/ RICHARD U. DESCHUTTER Richard U. DeSchutter	Director	February 24, 2021
/s/ D. ROBERT HALE D. Robert Hale	Director	February 24, 2021
/s/ ARGERIS N. KARABELAS Argeris N. Karabelas	Director	February 24, 2021
/s/ SARAH B. KAVANAGH Sarah B. Kavanagh	Director	February 24, 2021
/s/ JOHN A. PAULSON John A. Paulson	Director	February 24, 2021
/s/ ROBERT N. POWER Robert N. Power	Director	February 24, 2021
/s/ RUSSEL C. ROBERTSON Russel C. Robertson	Director	February 24, 2021
/s/ THOMAS W. ROSS, SR. Thomas W. Ross, Sr.	Director	February 24, 2021
/s/ ANDREW C. VON ESCHENBACH Andrew C. von Eschenbach	Director	February 24, 2021
/s/ AMY B. WECHSLER Amy B. Wechsler	Director	February 24, 2021

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
February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bausch Health Companies Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bausch Health Companies Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Medicaid Rebates and Sales Returns Allowances
As described in Note 2 to the consolidated financial statements, gross product sales are subject to a variety of deductions in arriving at reported net product sales. The transaction price for product sales is typically adjusted for variable consideration, which may be in the form of cash discounts, allowances, returns, rebates, chargebacks and distribution fees paid to customers. The provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue as a reduction in revenue. The variable consideration provisions, either recognized within accrued and other current liabilities or as a reduction of trade receivables, included $575 million related to return allowances and $779 million related to rebates, including Medicaid rebates as of December 31, 2020. For certain rebate programs, such as Medicaid, provisions recognized by management are based on the terms of state government-managed programs, estimates of outstanding and future claims for end-customer sales and the sales mix. For sales returns, management estimates provisions utilizing existing return policies with customers, historical sales and return rates, inventory levels in the distribution channel, prescription demand and product shelf lives.
The principal considerations for our determination that performing procedures relating to Medicaid rebates and sales return allowances is a critical audit matter are (i) the significant judgment by management when developing the estimate of Medicaid rebates and allowances for sales returns and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s estimates, including significant assumptions related to terms of state government-managed Medicaid programs, existing return policies with customers, and projected outstanding and future claims for end-customer sales.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to provisions for Medicaid rebates and allowances for sales returns, including controls over the assumptions used to estimate these rebates and allowances. These procedures also included, among others (i) developing an independent estimate of Medicaid rebates by utilizing third-party information on inventory levels in the distribution channel, the terms of the specific Medicaid rebate programs, and the historical trends of actual Medicaid rebate claims paid adjusted for price and projected market conditions (ii) comparing the independent estimate for these Medicaid rebates to management’s estimates, (iii) evaluating the reasonableness of management’s assumptions related to the allowances for sales returns, including existing return policies, comparing to historical trends and considering whether these assumptions were consistent with evidence obtained in other areas of the audit, (iv) evaluating the appropriateness of the sales return model and testing the completeness and accuracy of underlying data used in the model, and (v) testing Medicaid rebate and sales return claims processed by the Company, including evaluating those claims for consistency with the contractual terms of the Company’s arrangements and policies.
Finite-Lived Intangible Assets Impairment Assessment
As described in Note 8 to the consolidated financial statements, the Company’s consolidated finite-lived net intangible assets balance was $6,740 million as of December 31, 2020, which consists of product and corporate brands, product rights/patents, partner relationships and technology and other assets. Finite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As disclosed by management, recoverability is measured through the use of an undiscounted future cash flow model when an indication of impairment is determined to exist. If an asset is determined to not be recoverable, a discounted cash flow model is used to estimate fair value. Management’s impairment tests included significant estimates and assumptions related to the amount and timing of projected future cash flows and in the situation when the asset is determined to not be recoverable, the discount rate.

The principal considerations for our determination that performing procedures relating to the finite-lived intangible assets impairment assessment is a critical audit matter are (i) the significant judgment by management in the identification of events that suggest an asset group might not be recoverable and in developing the assumptions used in the impairment testing assessment and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s undiscounted future cash flow projections.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s finite-lived intangible assets impairment assessment, including controls over the development of assumptions used to estimate recoverability and controls over the identification of events that suggest an asset group might not be recoverable. These procedures also included, among others (i) testing management’s process for identifying potential impairment events and determining the recoverability of the intangible assets, (ii) evaluating the appropriateness of the undiscounted cash flow model used in the impairment testing assessment, (iii) testing the completeness and accuracy of underlying data used in the model, and (iv) evaluating the reasonableness of the significant assumptions used by management related to the undiscounted future cash flow projections. Evaluating the reasonableness of management's assumptions for undiscounted future cash flow projections involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the asset group and whether these assumptions were consistent with evidence obtained in other areas of the audit.
Goodwill Impairment Assessment – Ortho Dermatologics Reporting Unit
As described in Note 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $13,044 million as of December 31, 2020, and the goodwill associated with the Ortho Dermatologics segment was $1,267 million. The Ortho Dermatologics segment consists of the Ortho Dermatologics and Global Solta reporting units. Management conducted its annual goodwill impairment test as of October 1, 2020 by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Where the qualitative assessment suggested that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, a quantitative fair value test was performed for that reporting unit. As disclosed by management, goodwill impairment is measured by the amount the carrying value exceeds the fair value. Fair value of each reporting unit is estimated by management based on the income approach. Management’s discounted cash flow model includes judgments and assumptions relating to revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and terminal growth rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Ortho Dermatologics reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to revenue growth rates, terminal growth rate, gross profit, and the discount rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s Ortho Dermatologics reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Ortho Dermatologics reporting unit, (ii) evaluating the appropriateness of the discounted cash flow model, (iii) testing the completeness and accuracy of underlying data used in the model, and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, terminal growth rate, gross profit and the discount rate. Evaluating management’s assumptions related to revenue growth rates and gross profit involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and terminal growth rate and discount rate assumptions.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 24, 2021
We have served as the Company’s auditor since 2012.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$605	$3,243
Restricted cash	1,211	1
Trade receivables, net	1,577	1,839
Inventories, net	1,094	1,107
Prepaid expenses and other current assets	855	779
Total current assets	5,342	6,969
Property, plant and equipment, net	1,567	1,466
Intangible assets, net	8,445	10,201
Goodwill	13,044	13,126
Deferred tax assets, net	2,137	1,690
Other non-current assets	664	411
Total assets	$31,199	$33,863
Liabilities
Current liabilities:
Accounts payable	$337	$503
Accrued and other current liabilities	4,576	4,511
Current portion of long-term debt and other	—	1,234
Total current liabilities	4,913	6,248
Acquisition-related contingent consideration	216	262
Non-current portion of long-term debt	23,925	24,661
Deferred tax liabilities, net	528	705
Other non-current liabilities	1,012	851
Total liabilities	30,594	32,727
Commitments and contingencies (Notes 20 and 21)
Equity
Common shares, no par value, unlimited shares authorized, 355,422,347 and 352,562,636 issued and outstanding at December 31, 2020 and 2019, respectively	10,227	10,172
Additional paid-in capital	454	429
Accumulated deficit	(8,013)	(7,452)
Accumulated other comprehensive loss	(2,133)	(2,086)
Total Bausch Health Companies Inc. shareholders’ equity	535	1,063
Noncontrolling interest	70	73
Total equity	605	1,136
Total liabilities and equity	$31,199	$33,863
On behalf of the Board:

/s/ JOSEPH C. PAPA	/s/ RUSSEL C. ROBERTSON
Joseph C. Papa	Russel C. Robertson
Chief Executive Officer	Chairperson, Audit and Risk Committee
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues
Product sales	$7,924	$8,489	$8,271
Other revenues	103	112	109
	8,027	8,601	8,380
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	2,202	2,297	2,309
Cost of other revenues	47	53	42
Selling, general and administrative	2,367	2,554	2,473
Research and development	452	471	413
Amortization of intangible assets	1,645	1,897	2,644
Goodwill impairments	—	—	2,322
Asset impairments, including loss on assets held for sale	114	75	568
Restructuring, integration and separation costs	22	31	22
Acquisition-related contingent consideration	48	12	(9)
Other expense (income), net	454	1,414	(20)
	7,351	8,804	10,764
Operating income (loss)	676	(203)	(2,384)
Interest income	13	12	11
Interest expense	(1,534)	(1,612)	(1,685)
Loss on extinguishment of debt	(59)	(42)	(119)
Foreign exchange and other	(30)	8	23
Loss before benefit from income taxes	(934)	(1,837)	(4,154)
Benefit from income taxes	375	54	10
Net loss	(559)	(1,783)	(4,144)
Net income attributable to noncontrolling interest	(1)	(5)	(4)
Net loss attributable to Bausch Health Companies Inc.	$(560)	$(1,788)	$(4,148)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(1.58)	$(5.08)	$(11.81)

Basic and diluted weighted-average common shares	355.0	352.1	351.3
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2020	2019	2018
Net loss	$(559)	$(1,783)	$(4,144)
Other comprehensive (loss) income
Pension and postretirement benefit plan adjustments:
Net actuarial loss arising during the year	(15)	(8)	(7)
Amortization of prior service credit	(4)	(4)	(4)
Amortization or settlement recognition of net loss	1	2	1
Income tax benefit (expense)	2	(2)	3
Foreign currency impact	—	(2)	—
Net pension and postretirement benefit plan adjustments	(16)	(14)	(7)
Foreign currency translation adjustment	(29)	64	(237)
Other comprehensive (loss) income	(45)	50	(244)
Comprehensive loss	(604)	(1,733)	(4,388)
Comprehensive income attributable to noncontrolling interest	(3)	(4)	(1)
Comprehensive loss attributable to Bausch Health Companies Inc.	$(607)	$(1,737)	$(4,389)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Bausch Health Companies Inc. Shareholders' Equity
	Common Shares				Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity
Balance, January 1, 2018	348.7	$10,090	$380	$(2,725)	$(1,896)	$5,849	$95	$5,944
Effect of application of new accounting standard: Income taxes	—	—	—	1,209	—	1,209	—	1,209
Common shares issued under share-based compensation plans	1.2	31	(29)	—	—	2	—	2
Share-based compensation	—	—	87	—	—	87	—	87
Share-based awards tax withholding	—	—	(10)	—	—	(10)	—	(10)
Acquisition of noncontrolling interest	—	—	(15)	—	—	(15)	(3)	(18)
Noncontrolling interest distributions	—	—	—	—	—	—	(11)	(11)
Net (loss) income	—	—	—	(4,148)	—	(4,148)	4	(4,144)
Other comprehensive loss	—	—	—	—	(241)	(241)	(3)	(244)
Balance, December 31, 2018	349.9	10,121	413	(5,664)	(2,137)	2,733	82	2,815
Common shares issued under share-based compensation plans	2.7	51	(46)	—	—	5	—	5
Share-based compensation	—	—	102	—	—	102	—	102
Share-based awards tax withholding	—	—	(40)	—	—	(40)	—	(40)
Noncontrolling interest distributions	—	—	—	—	—	—	(13)	(13)
Net (loss) income	—	—	—	(1,788)	—	(1,788)	5	(1,783)
Other comprehensive income (loss)	—	—	—	—	51	51	(1)	50
Balance, December 31, 2019	352.6	10,172	429	(7,452)	(2,086)	1,063	73	1,136
Effect of application of new accounting standard: financial instruments - credit losses	—	—	—	(1)	—	(1)	—	(1)
Common shares issued under share-based compensation plans	2.8	55	(50)	—	—	5	—	5
Share-based compensation	—	—	105	—	—	105	—	105
Share-based awards tax withholding	—	—	(30)	—	—	(30)	—	(30)
Noncontrolling interest distributions	—	—	—	—	—	—	(6)	(6)
Net (loss) income	—	—	—	(560)	—	(560)	1	(559)
Other comprehensive (loss) income	—	—	—	—	(47)	(47)	2	(45)
Balance, December 31, 2020	355.4	$10,227	$454	$(8,013)	$(2,133)	$535	$70	$605

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net loss	$(559)	$(1,783)	$(4,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	1,825	2,075	2,819
Amortization and write-off of debt discounts and debt issuance costs	61	63	79
Asset impairments, including loss on assets held for sale	114	75	568
Goodwill impairment	—	—	2,322
Acquisition-related contingent consideration	48	12	(9)
Allowances for losses on trade receivables and inventories	60	75	69
Deferred income taxes	(475)	(230)	(144)
(Gain) loss on disposal of assets	(1)	(31)	6
Additions (reductions) to accrued legal settlements	442	1,401	(27)
Payments of accrued legal settlements	(168)	(15)	(224)
Share-based compensation	105	102	87
Foreign exchange loss (gain)	8	7	(19)
Gain excluded from hedge effectiveness	(23)	(9)	—
Loss on extinguishment of debt	59	42	119
Payments of contingent consideration adjustments, including accretion	(1)	(1)	(2)
Other	(18)	36	(17)
Changes in operating assets and liabilities:
Trade receivables	170	39	216
Inventories	(77)	(209)	(5)
Prepaid expenses and other current assets	12	1	(72)
Accounts payable, accrued and other liabilities	(471)	(149)	(121)
Net cash provided by operating activities	1,111	1,501	1,501
Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	—	(180)	5
Acquisition of intangible assets and other assets	(7)	(8)	(78)
Purchases of property, plant and equipment	(302)	(270)	(157)
Purchases of marketable securities	(4)	(16)	(7)
Proceeds from sale of marketable securities	8	10	7
Proceeds from sale of assets and businesses, net of costs to sell	21	45	34
Interest settlements from cross-currency swaps	23	—	—
Net cash used in investing activities	(261)	(419)	(196)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	3,455	5,960	8,944
Repayments of long-term debt	(5,642)	(4,406)	(10,101)
Borrowings of short-term debt	1	12	—
Repayments of short-term debt	(1)	(12)	(3)
Payment of employee withholding taxes related to share-based awards	(30)	(40)	(10)
Payments of acquisition-related contingent consideration	(35)	(35)	(37)
Payments of deferred consideration	—	—	(18)
Payments of financing costs	(39)	(28)	(102)
Other	(3)	(8)	(26)
Net cash (used in) provided by financing activities	(2,294)	1,443	(1,353)
Effect of exchange rate changes on cash and cash equivalents	16	(4)	(26)
Net (decrease) increase in Cash and cash equivalents and Restricted cash	(1,428)	2,521	(74)
Cash and cash equivalents and Restricted cash, beginning of year	3,244	723	797
Cash and cash equivalents and Restricted cash, end of year	$1,816	$3,244	$723

Cash and cash equivalents, end of year	$605	$3,243	$721
Restricted cash, end of year	1,211	1	2
Cash and cash equivalents and Restricted cash, end of year	$1,816	$3,244	$723

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS
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
2.SIGNIFICANT ACCOUNTING POLICIES
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
Separation of the Bausch + Lomb Eye-Health Business
On August 6, 2020, the Company announced that it intends to separate its eye-health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc. (the “Separation”). The Separation will establish two separate companies that include: (i) a fully integrated eye-health company which will consist of the Company’s Bausch + Lomb Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmology Rx businesses and (ii) a diversified pharmaceutical company which will include the Company’s Salix, International Rx, Solta, neurology and medical dermatology pharmaceutical businesses. The anticipated separation is subject to regulatory approvals and certain conditions, including final approval by the Company’s Board of Directors and any shareholder vote requirements that may be applicable.
The Company has begun addressing the internal organizational design and structure of the new entity which it anticipates having substantially completed by late 2021. Management is also exploring various capitalization structures and the form of the Separation transaction in order to properly capitalize both entities post-separation. As of the date of the issuance of these financial statements, the Company is in the planning phase of the Separation. As such, there are considerations, approvals and conditions that will determine the ultimate timing and structure of the Separation and there can be no assurance that such a transaction will occur. These Consolidated Financial Statements do not include any adjustments to give effect to the Separation.
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
The extent to which these events may continue to impact the Company's business, financial condition, cash flows and results of operations, in particular, will depend on future developments which are highly uncertain and many of which are outside the Company's control. Such developments include the availability and effectiveness of vaccines for the COVID-19 virus, the ultimate geographic spread and duration of the pandemic, the extent and duration of a resurgence of the COVID-19 virus and variant strains thereof, if any, new information concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have a significant adverse effect on the Company's business, financial condition, cash flows and results of operations.
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
Use of Estimates
In preparing the Company's Consolidated Financial Statements, management is required to make estimates and assumptions. This includes estimates and assumptions regarding the nature, timing and extent of the impacts that the COVID-19 pandemic will have on its operations and cash flows. The estimates and assumptions used by the Company affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates, chargebacks, discounts and allowances and distribution fees paid to certain wholesalers; useful lives of amortizable intangible assets and property, plant and equipment; expected future cash flows used in evaluating intangible assets for impairment, assessing compliance with debt covenants and making going concern assessments; reporting unit fair values for testing goodwill for impairment and allocating goodwill to new reporting unit structure on a relative fair value basis; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets; fair value of cross-currency swaps; and the recognition of the fair value of assets and liabilities acquired in a business combination, including the fair value of contingent consideration. Under certain product manufacturing and supply agreements, management uses information from the Company’s commercialization counterparties to arrive at estimates for future returns, rebates and chargebacks.
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
Acquisitions
Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in the Consolidated Financial Statements after the date of acquisition. Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. If the acquired net assets do not constitute a business, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired IPR&D with no alternative future use is charged to expense at the acquisition date and any future contingent consideration is not recorded until it becomes probable.
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
The Company’s cross-currency swaps qualify for and have been designated as an accounting hedge of the foreign currency exposure of a net investment in a foreign operation and are remeasured at each reporting date to reflect changes in their fair values. The fair value is determined via a mark-to-market analysis, using observable (Level 2) inputs. These inputs may include: (i) the foreign currency exchange spot rate between the euro and U.S. dollar, (ii) the interest rate yield curves in the euro and U.S. dollar and (iii) the credit risk rating for each applicable counterparty. The net change in fair value of cross-currency swaps is reported as a gain or loss in the Consolidated Statements of Comprehensive Loss as part of Foreign currency translation adjustment to the extent they are effective, and remain in Accumulated other comprehensive loss until either the sale or complete, or substantially complete, liquidation of the subsidiary. No portion of the cross-currency swaps was ineffective. The Company uses the spot method of assessing hedge effectiveness. The Company has elected to amortize amounts excluded from the assessment of effectiveness over the term of its cross-currency swaps as a reduction of Interest expense in the Consolidated Statements of Operations.
The Company uses foreign currency exchange contracts to economically hedge the foreign exchange exposure on certain of the Company’s intercompany and third party balances. The Company's foreign currency exchange contracts are remeasured at each reporting date to reflect changes in their fair values determined using forward rates, which are observable market inputs, multiplied by the notional amount. These contracts have not been designated as an accounting hedge, and therefore the net change in their fair value is reported as a gain or loss in the Consolidated Statements of Operations as part of Foreign exchange and other.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash in bank accounts and highly liquid investments with maturities of three months or less when purchased.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, trade receivables, cross-currency swaps and foreign currency exchange contracts.
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
As of December 31, 2020, the Company’s three largest U.S. wholesaler customers accounted for approximately 38% of net trade receivables. In addition, as of December 31, 2020 and 2019, the Company’s net trade receivable balance from Argentina, Brazil, Egypt, Greece, Serbia, Turkey, Ukraine, Venezuela and Vietnam amounted to $166 million and $156 million, respectively, the majority of which is current or less than 90 days past due. The portion of the net trade receivable from these countries that is past due more than 90 days amounted to $2 million, as of December 31, 2020, a portion of which is comprised of public hospitals. Based on an analysis of credit risk, including an analysis of bad debt experience and assessment of historical payment patterns for such customers, the Company has established a reserve covering more than half of the balance past due more than 90 days for such countries. Over the three-year period ended December 31, 2020, the Company has not experienced any material losses from uncollectible accounts in excess of the established reserves.
The Company does not enter into financial instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with parties that have at least an investment grade credit rating. The Company enters into cross-currency swaps and foreign currency exchange contracts with high credit quality financial institutions. The counter-parties to the Company's cross-currency swaps and foreign currency exchange contracts are major financial institutions, and there is no significant concentration of exposure with any one counter-party. To date, no counterparty has failed to meet its obligations to the Company and management believes the risk of loss associated with these contracts is remote. See Note 5, "FAIR VALUE MEASUREMENTS" for additional details regarding the Company's cross-currency swaps and foreign currency exchange contracts.
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors.  Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. Allowance for credit losses were $39 million, $48 million and $47 million as of December 31, 2020, 2019 and 2018, respectively. The activity in the allowance for credit losses for trade receivables for the years 2020, 2019 and 2018 is as follows.

(in millions)	2020	2019	2018
Balance, beginning of period	$48	$47	$97
Retrospective effect of application of new accounting standard	1	—	—
Provision	2	10	4
Write-offs	(12)	(10)	(50)
Recoveries	3	1	2
Foreign exchange and other	(3)	—	(6)
Balance, end of period	$39	$48	$47
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

Intangible Assets
Intangible assets are reported at cost, less accumulated amortization and impairments. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization is calculated primarily using the straight-line method based on the following estimated useful lives:

Product brands	1 - 20 years
Corporate brands	7 - 20 years
Product rights/patents	4 - 15 years
Partner relationships	7 - 9 years
Out-licensed technology and other	8 - 9 years
Divestitures of Products
The net proceeds on the divestiture of products and the carrying amount of the related assets is recorded as a gain/loss on sale within Other expense (income), net. Any contingent payments that are potentially due to the Company as a result of these divestitures are recorded when realizable.
IPR&D
The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When the related research and development is completed, the asset will be assigned a useful life and amortized. Acquired IPR&D assets are tested for impairment at least annually or when triggering events are identified.
The fair value of an acquired IPR&D intangible asset is typically determined using an income approach. This approach starts with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. The net cash flows reflect the asset’s stage of completion, the probability of technical success, the projected costs to complete, expected market competition and an assessment of the asset’s life-cycle. The net cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the expected cash flow streams.
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
Foreign Currency Translation
The assets and liabilities of the Company’s foreign operations having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets.
Foreign currency exchange gains and losses on transactions occurring in a currency other than an operation’s functional currency are recognized as a component of Foreign exchange and other in the Consolidated Statements of Operations.
Revenue Recognition
The Company’s revenues are primarily generated from product sales, primarily in the therapeutic areas of eye-health, gastroenterology ("GI") and dermatology that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 22, "SEGMENT INFORMATION" for the disaggregation of revenues which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
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
Product Sales
A contract with the Company’s customers exists for each product sale. Where a contract with a customer contains more than one performance obligation, the Company allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The transaction price is adjusted for variable consideration which is discussed below. The Company generally recognizes revenue for product sales at a point in time, when the customer obtains control of the products.
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
The following table presents the activity and ending balances of the Company’s variable consideration provisions the years 2020 and 2019.

(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2019	$175	$813	$1,024	$209	$163	$2,384
Acquisition of Synergy	—	3	12	—	1	16
Current period provision	776	113	2,265	1,938	195	5,287
Payments and credits	(769)	(238)	(2,374)	(1,979)	(277)	(5,637)
Reserve balance, December 31, 2019	182	691	927	168	82	2,050
Current period provision	621	120	2,174	1,925	196	5,036
Payments and credits	(613)	(236)	(2,322)	(1,909)	(193)	(5,273)
Reserve balance, December 31, 2020	$190	$575	$779	$184	$85	$1,813
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $32 million and $29 million as of December 31, 2020 and 2019, respectively, which are reflected as a reduction of Trade accounts receivable, net in the Consolidated Balance Sheets.
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
Returns
Consistent with industry practice, customers are generally allowed to return a product within a specified period of time before and after its expiration date, excluding European businesses which generally do not provide a right of return. The returns provision is estimated utilizing historical sales and return rates over the period during which customers have a right of return, taking into account available information on competitive products and contract changes. The information utilized to estimate the returns provision includes: (i) historical return and exchange levels, (ii) external data with respect to inventory levels in the wholesale distribution channel, (iii) external data with respect to prescription demand for products, (iv) remaining shelf lives of products at the date of sale and (v) estimated returns liability to be processed by year of sale based on an analysis of lot information related to actual historical returns.
In determining the estimate for returns, management is required to make certain assumptions regarding the timing of the introduction of new products and the potential of these products to capture market share. In addition, certain assumptions with respect to the extent and pattern of decline associated with generic competition are necessary. These assumptions are formulated using market data for similar products, past experience and other available information. These assumptions are continually reassessed, and changes to the estimates and assumptions are made as new information becomes available. A change of 1% in the estimated return rates would have impacted the Company’s pre-tax earnings by approximately $76 million for the year 2020.
The estimate for returns may be impacted by a number of factors, but the principal factor relates to the inventory levels in the distribution channel. When management becomes aware of an increase in such inventory levels, it considers whether the increase may be temporary or other-than-temporary. Temporary increases in wholesaler inventory levels will not warrant revision to the provision for returns. Other-than-temporary increases in wholesaler inventory levels, however, may be an indication that future product returns could be higher than originally anticipated, and, as a result, estimates for returns may need to be adjusted. Factors that suggest increases in wholesaler inventory levels are temporary include: (i) recently implemented or announced price increases for certain products, (ii) new product launches or expanded indications for existing products and (iii) timing of purchases by wholesale customers. Conversely, factors that suggest increases in wholesaler inventory levels are other-than-temporary include: (i) declining sales trends based on prescription demand, (ii) introduction of new products or generic competition, (iii) increasing price competition from generic competitors and (iv) changes to the U.S. National Drug Codes (“NDC”) of products. Changes in the NDC of products could result in a period of higher returns related to products with the old NDC, as U.S. customers generally permit only one NDC per product for identification and tracking within their inventory systems.
Over the last several years, the Company increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving sales return experience, primarily related to branded and generic products. Sales return provisions for 2020 and 2019 were $120 million and $113 million, respectively, and includes reductions in variable consideration for sales return provisions related to past sales of approximately $38 million and $80 million, respectively.
Rebates and Chargebacks
Product sales made under governmental and managed-care pricing programs in the U.S. are subject to rebates.  The Company participates in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby rebates are provided to participating government entities. Medicaid rebates are generally billed 45 days to 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, the Medicaid rebate reserve includes an estimate of outstanding claims for end-customer sales that occurred, but for which the related claim has not been billed and/or paid, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. The calculation of the Medicaid rebate reserve also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. A change of 1% in the estimated rates used in the Medicaid rebate reserve would have impacted the Company’s pre-tax earnings by approximately $76 million for 2020. Quarterly, the Medicaid rebate reserve is adjusted based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of that reserve for several periods.
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
The amount of Managed Care, Medicaid and other rebates and chargebacks has become more significant as a result of a combination of deeper discounts implemented in each of the last three years, changes in the Company’s product portfolio due to recent acquisitions and increased Medicaid utilization due to expansion of government funding for these programs. Management’s estimate for rebates and chargebacks may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel.
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Adjustments to actual for the years 2020 and 2019 were not material to the Company’s revenues or earnings.
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
Distribution Fees
The Company sells products primarily to wholesalers, and in some instances to large pharmacy chains such as CVS and Walmart. The Company has Distribution Services Agreements ("DSAs") with several large wholesale customers such as McKesson Corporation, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Specialty. Under the DSAs, the wholesalers agree to provide services, and the Company pays the contracted DSA distribution service fees for these services based on product volumes. Additionally, price appreciation credits are generated when the Company increases a product’s wholesaler acquisition cost (“WAC”) under contracts with certain wholesalers. Under such contracts, the Company is entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are offset against the total distribution service fees paid to each such wholesaler. The variable consideration associated with price appreciation credits is reflected in the transaction price of products sold when it is determined to be probable that a significant reversal will not occur. Included as a reduction of current period provisions for Distribution Fees in the table above are price appreciation credits of $15 million and $11 million for the years 2020 and 2019, respectively.
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
Effective January 1, 2019, the Company adopted a new standard revising the accounting for leases, using the modified retrospective approach. Upon adoption, the Company elected the available practical expedients, including: (i) the package of practical expedients as defined in the accounting guidance, which among other things, allowed the carry forward of historical lease classifications, (ii) the election to use hindsight in determining the lease terms for all leases, (iii) the transition method, which does not require the restatement of prior periods, (iv) the election to aggregate lease components with non-lease components and account for these payments as a single lease component and (v) the short-term lease exemption, which does not require recognition on the balance sheet for leases with an initial term of 12 months or less. The Company has updated its systems, processes and controls to track, record and account for its lease portfolio, including implementation of a third-party software tool to assist in complying with the new standard. Upon adoption of the new standard, the Company recognized a right-of-use asset and a corresponding lease liability of $302 million. The adoption of the standard did not have a material impact on the Consolidated Statements of Operations, Comprehensive Loss, Equity and Cash Flows for any of the periods presented. See Note 12, "LEASES" for additional details and application of this standard.
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
Legal Costs
Legal fees and other costs related to litigation and other legal proceedings or services are expensed as incurred and are included in Selling, general and administrative expenses. Certain legal costs associated with acquisitions are included in Acquisition-related costs and certain legal costs associated with divestitures, legal settlements and other business development activities are included in Litigation and other matters or Net (gain) loss on sales of assets within Other expense (income), net, as appropriate. Legal costs expensed are reported net of expected insurance recoveries. A claim for insurance recovery is recognized when realization becomes probable.

Advertising Costs
Advertising costs comprise product samples, print media, promotional materials and television advertising and are expensed on the first use of the advertisement. Included in Selling, general and administrative expenses are advertising costs of $451 million, $544 million and $481 million, for 2020, 2019 and 2018, respectively.
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
Interest Expense
Interest expense includes standby fees, the amortization of debt discounts and deferred financing costs, accretion of debt premiums and the amortization of amounts excluded from the assessment of effectiveness related to the Company's cross-currency swaps. Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Capitalized interest related to construction in progress as of December 31, 2020 and 2019 was $45 million and $34 million, respectively, and is included in Property, plant and equipment, net.
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
Loss Per Share Attributable to Bausch Health Companies Inc.
Basic loss per share attributable to Bausch Health Companies Inc. is calculated by dividing Net loss attributable to Bausch Health Companies Inc. by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share attributable to Bausch Health Companies Inc. is calculated by dividing Net loss attributable to Bausch Health Companies Inc. by the weighted-average number of common shares outstanding during the reporting period after giving effect to dilutive potential common shares for stock options and RSUs, determined using the treasury stock method.
Comprehensive Loss
Comprehensive loss comprises Net loss and Other comprehensive (loss) income. Other comprehensive (loss) income includes items such as foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale and other investments and certain pension and other postretirement benefit plan adjustments. Accumulated other comprehensive loss is recorded as a component of shareholders’ equity.
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
In March 2020, the FASB issued guidance providing optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform.  Optional expedients are provided for contract modification accounting within the areas of receivables, debt, leases, derivatives and hedging. The optional amendments are effective for all entities as of March 12, 2020, through December 31, 2022. During 2020, the Company has not entered into any contract modifications in which the optional expedients were applied.  However, if prior to December 31, 2022 the Company enters into a contract modification in which the optional expedients are applied, the Company will evaluate the impact of adoption of this guidance on its financial position, results of operations and cash flows.
In August 2018, the FASB issued guidance modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The guidance was effective for annual periods ending after December 15, 2020. The application of this guidance did not have a material effect on the Company's disclosures.

Recently Issued Accounting Standards, Not Adopted as of December 31, 2020
In December 2019, the FASB issued guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  The guidance is effective for annual periods beginning after December 15, 2020.  The application of this guidance is not expected to have a material effect on the Company's financial position, results of operations and cash flows.
3.ACQUISITIONS, LICENSING AGREEMENTS AND ASSETS HELD FOR SALE
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

(in millions)
Accounts receivable	$7
Inventories	24
Prepaid expenses and other current assets	5
Product brand intangible assets (estimated useful life 7 years)	159
Accounts payable	(1)
Accrued expenses	(17)
Total identifiable net assets	177
Goodwill	3
Total fair value of consideration transferred	$180
Goodwill associated with the acquisition of certain assets of Synergy is not deductible for income tax purposes.
Revenue and Operating Results
Revenues associated with the acquired assets of Synergy during the period March 6, 2019 through December 31, 2019 were $55 million. Operating results associated with the acquired assets of Synergy during the period March 6, 2019 through December 31, 2019 and pro-forma revenues and operating results for the year 2019 were not material. Included in Other expense (income), net for 2019 are acquisition-related costs of $8 million directly related to the acquisition of certain assets of Synergy, which include expenditures for advisory, legal, valuation, accounting and other similar services.
Noncontrolling Interest in Medpharma
On October 16, 2018, using cash on hand, the Company acquired the 40% noncontrolling interest of Medpharma Pharmaceutical & Chemical Industries LLC (“Medpharma”) for $18 million. The difference between the carrying value and the price paid for the noncontrolling interest in Medpharma of $15 million, is a reduction of additional paid-in capital.
There were no other material business combinations in 2020, 2019 or 2018. The measurement period for all acquisitions has closed.

Option to Purchase All Ophthalmology Assets of Allegro Ophthalmics, LLC ("Allegro")
On September 21, 2020, the Company announced that it had entered into an agreement to acquire an option to purchase all of the ophthalmology assets of Allegro (the "Option"), a privately held biopharmaceutical company focused on the development of therapies that regulate integrin functions for the treatment of ocular diseases. Among the assets to be acquired if the Option is exercised, is the worldwide rights to risuteganib (Luminate®), Allegro's lead investigational compound in retina, which is believed to simultaneously act on the angiogenic, inflammatory and mitochondrial metabolic pathways implicated in diseases such as intermediate dry Age-related Macular Degeneration ("AMD"). A U.S. Phase 2a study with risuteganib in intermediate dry AMD met its primary endpoint of vision recovery and Phase 3 testing is in the planning stages. The aggregate payments to acquire the Option are $50 million and include an upfront payment of $10 million and a second payment of $40 million should Allegro raise additional funding. During the three months ended September 30, 2020, the Company made and expensed the upfront payment of $10 million as acquired IPR&D included in Other expense (income), net. If the Option is exercised, additional payments to acquire all ophthalmology assets of Allegro will be due.
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
Assets Held for Sale
During the three months ended December 31, 2020, the Company identified for disposal a certain business within the Bausch + Lomb/International segment. This business was classified as held for sale as of December 31, 2020.
The carrying amounts of the assets and liabilities held for sale included in the Consolidated Balance Sheet as of December 31, 2020 are as follows:

(in millions)
Prepaid expenses and other current assets:
Trade receivables, net	$91
Inventories, net	63
Prepaid expenses and other current assets	8
$162
Other non-current assets:
Property, plant and equipment, net	$68
Goodwill and Intangible assets, net	245
Deferred tax assets, net	2
$315
Accrued and other current liabilities:
Accounts payable	$7
Accrued and other current liabilities	28
$35
Other non-current liabilities:
Deferred tax liabilities, net	$36
Other non-current liabilities	21
$57
Included within Deferred tax liabilities, net, are book to income tax differences related to the Company's intangible assets.

As a result of meeting the criteria for held for sale classification, the carrying value of this business, was adjusted to its estimated fair value, less costs to sell, and the Company recognized a loss of $96 million within Asset impairments, including loss on assets held for sale in the Consolidated Statements of Operations. This loss was primarily due to the anticipated release of non-cash cumulative foreign currency translation losses of $344 million, which were included as part of the carrying value of this business when measuring for impairment. These losses will be reclassified from Accumulated other comprehensive loss to Net loss upon the disposal of this business.
4.RESTRUCTURING, INTEGRATION AND SEPARATION COSTS
Restructuring and integration costs
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs are expenses associated with the implementation of these cost savings programs and include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. The liability associated with restructuring and integration costs as of December 31, 2020 was $20 million.
During 2020, the Company incurred $11 million of restructuring and integration-related costs. These costs included: (i) $10 million of facility closure costs and (ii) $1 million of severance and other costs. The Company made payments of $18 million during 2020.
During 2019, the Company incurred $31 million of restructuring and integration costs. These costs included: (i) $11 million of severance costs and other costs associated with the acquisition of certain assets of Synergy, (ii) $11 million of facility closure costs and (iii) $9 million of other severance costs. The Company made payments of $31 million during 2019.
During 2018, the Company incurred $22 million of restructuring and integration costs. These costs included: (i) $11 million of severance costs, (ii) $10 million of facility closure costs and (iii) $1 million of other costs. The Company made payments of $33 million during 2018.
Separation costs and separation-related costs
The Company has incurred, and will incur, costs associated with activities to effectuate the Separation. These activities include: (i) separating the eye-health business from the remainder of the Company and (ii) registering the eye-health business as an independent publicly traded entity. Separation costs are incremental costs directly related to the Separation and include, but are not limited to: (i) legal, audit and advisory fees, (ii) employee hiring, relocation and travel costs and (iii) costs associated with establishing a new board of directors and audit committee. Included in Restructuring, integration and separation costs for 2020 is $11 million of separation costs.
The Company has also incurred, and will incur, separation-related costs which are incremental costs indirectly related to the Separation. Separation-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. Included in Selling, general and administrative expenses for 2020 is $21 million of separation-related costs.
The Company is in the planning phase of the Separation and the extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
5.FAIR VALUE MEASUREMENTS
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of:

	December 31, 2020				December 31, 2019
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$41	$8	$33	$—	$2,696	$2,646	$50	$—
Restricted Cash	$1,211	$1,211	$—	$—	$1	$1	$—	$—
Foreign currency exchange contracts	$3	$—	$3	$—	$—	$—	$—	$—
Liabilities:
Acquisition-related contingent consideration	$328	$—	$—	$328	$316	$—	$—	$316
Cross-currency swaps	$70	$—	$70	$—	$13	$—	$13	$—
Foreign currency exchange contracts	$11	$—	$11	$—	$—	$—	$—	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
As of December 31, 2020, Restricted cash includes $1,210 million of payments into an escrow fund under the terms of a settlement agreement regarding certain U.S. securities litigation, subject to an objector's appeal of the final court approval, and is reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to its short-term nature. These payments will remain in escrow until final approval of the settlement as discussed in Note 20, "LEGAL PROCEEDINGS".
There were no transfers into or out of Level 3 during 2020 and 2019.
Cross-currency Swaps
During 2019, the Company entered into cross-currency swaps, with aggregate notional amounts of $1,250 million, to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its consolidated financial statements from adverse movements in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries. Prior to 2019, the Company had no cross-currency swaps.
The fair value of the Company’s cross-currency swaps liability as of December 31, 2020 and 2019 was $70 million and $13 million, respectively. Included in Other non-current liabilities is $79 million and $22 million of cross-currency swaps and included in Prepaid expenses and other current assets is $9 million and $9 million of earned interest within the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.
The following table presents the effect of hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for 2020 and 2019:

(in millions)	2020	2019
Loss recognized in Other comprehensive loss	$(57)	$(22)
Gain excluded from assessment of hedge effectiveness	$23	$9
Location of gain of excluded component	Interest Expense
Settlement of the Company's cross-currency swaps occurs in February and August each year. During 2020, the Company received $23 million in settlements which are reported as Investing activities in the Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
During 2020, the Company entered into foreign currency exchange contracts, with an aggregate notional amount of $485 million. Prior to 2020, the Company had no foreign currency exchange contracts for any period presented.
The fair value of the Company's foreign currency exchange contracts liability as of December 31, 2020 was $8 million. Included in Accrued and other current liabilities are $11 million and included in Prepaid expenses and other current assets are $3 million of foreign currency exchange contracts within the Consolidated Balance Sheets. During 2020, the net change in fair value was a loss of $8 million. Settlements of the Company's foreign currency exchange contracts are reported as a gain or loss in the Consolidated Statements of Operations as part of Foreign exchange and other and reported as operating activities in the Consolidated Statements of Cash Flows. During 2020, the Company reported a realized loss of $2 million related to settlements of the Company's foreign currency exchange contracts.
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At December 31, 2020, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 25%, and a weighted average risk-adjusted discount rate of 8%. The weighted average risk-adjusted discount rate was calculated by weighting each contract's relative fair value at December 31, 2020.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the years 2020 and 2019:

(in millions)	2020		2019
Beginning balance, January 1,		$316		$339
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$23		$22
Fair value adjustments	25		(10)
Acquisition-related contingent consideration adjustments		48		12
Payments / Settlements		(36)		(36)
Foreign currency translation adjustment included in other comprehensive loss		—		1
Ending balance, December 31,		328		316
Current portion		112		54
Non-current portion		$216		$262
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a non-recurring basis:

	December 31, 2020				December 31, 2019
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Other non-current assets:
Non-current assets held for sale	$245	$—	$—	$245	$39	$—	$—	$39
Non-current assets held for sale of $245 million as of December 31, 2020 were remeasured to estimated fair value, less costs to sell, which utilized Level 3 unobservable inputs. See Note 3, "ACQUISITIONS, LICENSING AGREEMENTS AND ASSETS HELD FOR SALE" for additional details regarding these assets held for sale.
In 2019, the Company identified certain products in the Bausch + Lomb/International segment and one product in the Diversified Products segment for disposal. The products and the related assets and liabilities of this disposal group qualified as a business and an impairment of $8 million associated with this business was recognized during the three months ended September 30, 2019. As a result of changing business dynamics, during the three months ended March 31, 2020, the Company decided not to sell these assets and reclassified $39 million of held for sale assets as assets held and used at their respective fair values at the date of the decision not to sell. This reclassification did not impact the Consolidated Statement of Operations for 2020.
Fair Value of Long-term Debt
The fair value of long-term debt as of December 31, 2020 and 2019 was $25,378 million and $27,520 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

6.INVENTORIES
Inventories, net, as of December 31, 2020 and 2019 consist of:

(in millions)	2020	2019
Raw materials	$286	$319
Work in process	143	149
Finished goods	665	639
	$1,094	$1,107
7.PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment as of December 31, 2020 and 2019 consist of:

(in millions)	2020	2019
Land	$79	$79
Buildings and improvements	686	696
Machinery and equipment	1,722	1,606
Other equipment and leasehold improvements	360	369
Equipment on operating lease	65	56
Construction in progress	436	301
	3,348	3,107
Accumulated depreciation	(1,781)	(1,641)
	$1,567	$1,466
Depreciation expense was $180 million, $178 million and $175 million for 2020, 2019 and 2018, respectively.
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of December 31, 2020 and 2019 consist of:

	Weighted- Average Remaining Useful Lives (Years)	2020			2019
(in millions)		Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	6	$20,890	$(14,914)	$5,976	$21,011	$(13,544)	$7,467
Corporate brands	7	907	(404)	503	930	(338)	592
Product rights/patents	3	3,305	(3,055)	250	3,297	(2,887)	410
Partner relationships	1	169	(168)	1	166	(165)	1
Technology and other	3	210	(200)	10	209	(189)	20
Total finite-lived intangible assets		25,481	(18,741)	6,740	25,613	(17,123)	8,490
Acquired IPR&D not in service	NA	7	—	7	13	—	13
B&L Trademark	NA	1,698	—	1,698	1,698	—	1,698
		$27,186	$(18,741)	$8,445	$27,324	$(17,123)	$10,201
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment charges associated with these assets are included in Asset impairments, including loss on assets held for sale in the Consolidated Statement of Operations. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.
Asset impairments, including loss on assets held for sale in 2020 included impairments of: (i) $96 million to reduce the carrying value of a business within the Bausch + Lomb/International segment to its estimated fair value less costs to sell due to classifying the business as held for sale as discussed in Note 3, "ACQUISITIONS, LICENSING AGREEMENTS

AND ASSETS HELD FOR SALE", (ii) $16 million in aggregate, due to decreases in forecasted sales of certain product lines, (iii) $1 million in aggregate, related to the discontinuance of certain product lines not aligned with the focus of the Company's core businesses and (iv) $1 million related to Acquired IPR&D not in service.
Asset impairments, including loss on assets held for sale in 2019 included impairments of: (i) $58 million reflecting decreases in forecasted sales of certain product lines due to generic competition and other factors, (ii) $8 million related to assets being classified as held for sale, (iii) $5 million related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses and (iv) $4 million related to Acquired IPR&D not in service.
Asset impairments, including loss on assets held for sale in 2018 included impairments of: (i) $263 million reflecting decreases in forecasted sales for the Uceris® Tablet product in the Company's Salix reporting unit due to generic competition, (ii) $85 million reflecting decreases in forecasted sales of certain other product lines due to generic competition, (iii) $132 million reflecting decreases in forecasted sales for the Arestin® product in the Company's Dentistry reporting unit and other product lines due to changing market conditions, (iv) $55 million, in aggregate, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core businesses, (v) $28 million to Acquired IPR&D not in service related to a certain product and (vi) $5 million related to assets being classified as held for sale.
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
Periodically, the Company’s products face the expiration of their patent or regulatory exclusivity. The Company anticipates that product sales for such product would decrease shortly following a loss of exclusivity ("LOE"), due to the possible entry of a generic competitor. Where the Company has the rights, it may elect to launch an authorized generic of such product (either as the Company’s own branded generic or through a third-party). This may occur prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product could still be significant, and the effect on future revenues could be material.
Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
Effective September 12, 2018, the Company changed the estimated useful life of its Xifaxan®-related intangible assets due to the positive impact of an agreement between the Company and Actavis Laboratories FL, Inc. ("Actavis") resolving the intellectual property litigation regarding Xifaxan® tablets, 550 mg. Under the agreement, the parties agreed to dismiss all litigation related to Xifaxan® tablets, 550 mg and all intellectual property protecting Xifaxan® will remain intact and enforceable. As a result, the useful life of the Xifaxan®-related intangible assets was extended from 2024 to January 1, 2028. As this change in the estimated useful life is a change in an accounting estimate, amortization expense is impacted prospectively. The change in the estimated useful life of the Xifaxan®-related intangible assets resulted in a decrease to the Net loss attributable to Bausch Health Companies Inc. of $476 million, $473 million and $143 million, and a decrease to the Basic and Diluted Loss per share attributable to Bausch Health Companies Inc. of $1.34, $1.34 and $0.41 for the years 2020, 2019 and 2018, respectively. As of December 31, 2020, the net carrying value of the Xifaxan®-related intangible assets was $3,771 million.
Estimated amortization expense of finite-lived intangible assets for the five years ending December 31 and thereafter are as follows:

(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Amortization	$1,389	$1,204	$1,030	$905	$822	$1,390	$6,740

Goodwill
The changes in the carrying amounts of goodwill during the years ended December 31, 2020, 2019 and 2018 were as follows:

(in millions)	Bausch + Lomb/ International	Branded Rx	U.S. Diversified Products	Salix	Ortho Dermatologics	Diversified Products	Total
Balance, January 1, 2018	$6,016	$6,631	$2,946	$—	$—	$—	$15,593
Impairment of the Salix and Ortho Dermatologics reporting units	—	(2,213)	—	—	—	—	(2,213)
Realignment of Global Solta reporting unit goodwill	(82)	115	(33)	—	—	—	—
Goodwill reclassified to assets held for sale and subsequently disposed	(2)	—	—	—	—	—	(2)
Realignment of segment goodwill	—	(4,533)	(2,913)	3,156	1,267	3,023	—
Impairment of the Dentistry reporting unit	—	—	—	—	—	(109)	(109)
Foreign exchange and other	(127)	—	—	—	—	—	(127)
Balance, December 31, 2018	5,805	—	—	3,156	1,267	2,914	13,142
Acquisition of certain assets of Synergy	—	—	—	3	—	—	3
Goodwill reclassified to assets held for sale (Note 5)	(18)	—	—	—	—	—	(18)
Foreign exchange and other	(1)	—	—	—	—	—	(1)
Balance, December 31, 2019	5,786	—	—	3,159	1,267	2,914	13,126
Assets held for sale reclassified to goodwill (Note 5)	18	—	—	—	—	—	18
Goodwill reclassified to assets held for sale (Note 3)	(217)	—	—	—	—	—	(217)
Foreign exchange and other	117	—	—	—	—	—	117
Balance, December 31, 2020	$5,704	$—	$—	$3,159	$1,267	$2,914	$13,044
Goodwill is not amortized but is tested for impairment at least annually on October 1st at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment. The Company performs its annual impairment test by first assessing qualitative factors. Where the qualitative assessment suggests that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed for that reporting unit (Step 1).
The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. The Company estimates the fair values of a reporting unit using a discounted cash flow model which utilizes Level 3 unobservable inputs. The discounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the forecasted cash flows of each reporting unit. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. The quantitative fair value test is performed utilizing long-term growth rates and discount rates applied to the estimated cash flows in estimation of fair value. To estimate cash flows beyond the final year of its model, the Company estimates a terminal value by applying an in-perpetuity growth assumption and discount factor to determine the reporting unit's terminal value.
To forecast a reporting unit's cash flows the Company takes into consideration economic conditions and trends, estimated future operating results, management's and a market participant's view of growth rates and product lives, and anticipates future economic conditions. Revenue growth rates inherent in these forecasts are based on input from internal and external market research that compare factors such as growth in global economies, recent industry trends and product life-cycles. Macroeconomic factors such as changes in economies, changes in the competitive landscape including the unexpected LOE to the Company's product portfolio, changes in government legislation, product life-cycles, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets. Accordingly, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.

2018
Adoption of New Accounting Guidance for Goodwill Impairment Testing
Effective January 1, 2018, the Company elected to early adopt a new accounting standard which simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Goodwill impairment is now measured as the amount by which a reporting unit's carrying value exceeds its fair value. Upon adopting the new standard, the Company tested goodwill for impairment and determined that the carrying value of the Salix reporting unit exceeded its fair value resulting in the Company recognizing a goodwill impairment of $1,970 million associated with the Salix reporting unit.
The Company conducted its 2017 annual goodwill impairment test as of October 1, 2017 and determined that the fair value of the Ortho Dermatologics reporting unit exceeded its carrying value. However, at January 1, 2018, unforeseen changes in the business dynamics of the Ortho Dermatologics reporting unit, such as: (i) changes in the dermatology sector, (ii) increased pricing pressures from third-party payors, (iii) additional risks to the exclusivity of certain products and (iv) an expected longer launch cycle for a new product, were factors that negatively impacted the reporting unit's operating results beyond management's expectations as of October 1, 2017. In response to these adverse business indicators, as of January 1, 2018, the Company reduced its near and long term financial projections for the Ortho Dermatologics reporting unit. As a result of the reductions in the near and long term financial projections, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at January 1, 2018 and the Company recognized a goodwill impairment of $243 million.
2018 Realignment of Solta Business
Effective March 1, 2018, revenues and profits from the U.S. Solta business included in the former U.S. Diversified Products segment in prior periods and revenues and profits from the international Solta business included in the Bausch + Lomb/International segment in prior periods, are reported in a new Global Solta reporting unit, which, at that time, was a part of the former Branded Rx segment. As a result of this change, $115 million of goodwill was reallocated to the new Global Solta reporting unit and the Company assessed the impact on the fair values of each of the reporting units affected. After considering, among other matters: (i) the limited period of time between last impairment test (January 1, 2018) and the realignment (March 1, 2018), (ii) the results of the last impairment test and (iii) the amount of goodwill reallocated to the new Global Solta reporting unit, the Company did not identify any indicators of impairment at the time of the realignment.
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
2018 Annual Goodwill Impairment Test
The Company conducted its 2018 annual goodwill impairment test as of October 1, 2018 and determined that the carrying value of the Dentistry reporting unit exceeded its fair value and, as a result, the Company recognized a goodwill impairment of $109 million, representing the full amount of goodwill for the Dentistry reporting unit. Changing market conditions such as: (i) an increasing competitive environment and (ii) increasing pricing pressures negatively impacted the reporting unit's operating results.
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

2019
2019 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2019 by first assessing qualitative factors. Where the qualitative assessment suggested that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, a quantitative fair value test was performed for that reporting unit. In each quantitative fair value test performed, the fair value was greater than the carrying value of the reporting unit. As a result, there was no impairment to the goodwill of any reporting unit.
2020
2020 Interim Goodwill Impairment Assessment
In response to the COVID-19 pandemic, the Company has taken actions to protect its employees, customers and other stakeholders and mitigate the negative impact of the COVID-19 pandemic on its operations and operating results. These and additional actions can increase the costs of doing business during the pandemic and, in the periods that follow, may include the costs of idling and reopening certain facilities in affected areas. Further, social restrictions and other precautionary measures taken by customers, health care patients and consumers in response to the pandemic are expected to impact the timing and amount of revenues during the COVID-19 pandemic. Although the Company's revenues for 2020 were less than those forecasted on the date goodwill was last tested for impairment (October 1, 2019), there were no indications that these trends are materially related to developments other than the COVID-19 pandemic.
The negative impacts of the COVID-19 pandemic on the global economy have led to significant volatility in the global equity markets. The Company has been able to continue its operations with limited disruptions and has assessed the potential impact that the COVID-19 pandemic is likely to have on its forecasted cash flows. In performing its assessment, the Company considered the possible affects and outcomes of the COVID-19 pandemic on, among other things, its supply chain, customers and distributors, employee base, product sustainability, research and development activities, product pipeline and consumer demand and related rebates and discounts and has made adjustments, although not considered to be material, to its long-term forecasts as of October 1, 2019 (the date goodwill was last tested for impairment) for these and other matters. After completing this assessment, although not completely insulated from the negative effects of the COVID-19 pandemic, the Company believes that its long-term forecasted cash flows, as adjusted for the possible outcome of the COVID-19 pandemic and other matters, do not indicate that the fair value of any reporting unit may be below its carrying value.
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
The Company's 2020 revenues were most negatively impacted during its second quarter by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to the third quarter. Revenues for the three months ended December 31, 2020 and 2019 were $2,213 million and $2,224 million, respectively, a decrease of $11 million. This decrease of less than 1% represents a continuing improving trend over the decreases in year-over-year revenues for the three month periods ended June 30, 2020 and September 30, 2020 of 23% and 3%, respectively. Presuming there continues to be increased availability of effective vaccines and any further resurgence of the COVID-19 virus and variant strains thereof do not have a material adverse impact on efforts to contain the COVID-19 virus, the Company anticipates an ongoing, gradual global recovery from the macroeconomic and health care impacts of the pandemic that occurred during the first-half of 2020 and anticipates that its affected businesses could return to pre-pandemic levels during 2021. However, the rates of recovery for each business will vary by geography and will be dependent upon, among other things, the availability and effectiveness of vaccines for the COVID-19 virus, government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus and other actions taken in response to the COVID-19 pandemic.
On a quarterly basis, using its latest forecasts of cash flows, the Company gave consideration to the nature and timing of the expected revenue losses discussed above. No events occurred or circumstances changed during the period October 1, 2019 through September 30, 2020 that would indicate that the fair value of any reporting unit, other than the Ortho Dermatologics reporting unit, might be below its carrying value. The changes in the amounts and timing of revenues as presented in the Company's latest forecasts included a range of potential outcomes and, with the exception of the Ortho Dermatologics reporting unit as discussed below, were not substantial enough to materially adversely affect the recoverability of any of the associated reporting units’ assets and were not material enough to indicate that the fair values of those reporting units might be below their respective carrying values. However, based on the results of the October 1, 2019 annual goodwill impairment test, the Company continued to assess the performance of the Ortho Dermatologics reporting unit and the Neuro and Other reporting unit on a quarterly basis throughout 2020.
2020 Interim Goodwill Impairment Assessments - Neuro and Other
As part of its quarterly qualitative interim assessments of the Neuro and Other reporting unit, management considered the totality of all relevant events or circumstances that could have affected the carrying amount or fair value of the reporting unit, including comparing the reporting unit’s operating results to the forecast used to test the goodwill of the Neuro and Other reporting unit as of October 1, 2019. Based on the qualitative assessments, management believed that the carrying value of Neuro and Other reporting unit did not exceed its fair value and, therefore, concluded a quantitative fair value test was not required for any quarterly period.
2020 Interim Goodwill Impairment Assessments and Testing - Ortho Dermatologics
During the three months ended March 31, 2020, the operating results for the Ortho Dermatologics reporting unit were less than those forecasted at October 1, 2019 for that period. As part of its qualitative assessment as of March 31, 2020, the Company revised its forecasts for the year 2020, for among other matters, the lower than originally forecasted operating results for the three months ended March 31, 2020 and the range of potential impacts of the COVID-19 pandemic, including longer than expected launch cycles for certain new products. Management believed that the revisions to its forecasts for the year 2020 were indicators that there was less headroom as of March 31, 2020 as compared to the headroom calculated on the date goodwill was last tested for impairment (October 1, 2019). Therefore, a quantitative fair value test for the Ortho Dermatologics reporting unit was performed at March 31, 2020. Based on the quantitative fair value test, the fair value of the Ortho Dermatologics reporting unit continued to be greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit at March 31, 2020.
During the three months ended June 30, 2020, the Company identified certain Ortho Dermatologics’ products that were experiencing longer launch cycles than originally anticipated due to the COVID-19 pandemic and, as a direct result, took actions to mitigate the impact of these matters, including right-sizing its Ortho Dermatologics’ sales force. As part of its qualitative assessment as of June 30, 2020, the Company revised its long-term forecasts for, among other matters, the decrease in forecasted revenues of the identified products, the reduction in sales force and related costs and a range of potential impacts of COVID-19 pandemic related matters. Management believed that these events were indicators that there was less headroom as of June 30, 2020 as compared to the headroom calculated on the date Ortho Dermatologics goodwill was last tested for impairment (March 31, 2020). Therefore, a quantitative fair value test for impairment to the goodwill of the Ortho Dermatologics reporting unit was performed at June 30, 2020. Based on the quantitative fair value test, the fair value of the Ortho Dermatologics reporting unit continued to be greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit at June 30, 2020.
Management believed that based on its qualitative assessments as of September 30, 2020, it was more likely than not that the carrying amount of the Ortho Dermatologics reporting unit was less than its fair value and, therefore, concluded a quantitative fair value test was not required at September 30, 2020.
2020 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2020 by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2020, management believed that, with the exception of the Ortho Dermatologics reporting unit, it was more likely than not that the carrying amounts of its reporting units were less than their respective fair values and therefore concluded a quantitative fair value test for those reporting units was not required.

As part of its qualitative assessment of the Ortho Dermatologics reporting unit as of October 1, 2020, the Company considered, among other matters, a range of potential impacts of COVID-19 pandemic related matters and the limited headroom calculated on the date Ortho Dermatologics goodwill was last tested for impairment (June 30, 2020). The Company believed that these factors may suggest that it is more likely than not that the fair value of the Ortho Dermatologics reporting unit is less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The Company performed a quantitative fair value test for the Ortho Dermatologics reporting unit as of October 1, 2020, utilizing a long-term growth rate of 2.0% and a range of discount rates between 9.5% and 9.75%, in estimation of the fair value of this reporting unit. Based on the quantitative fair value test, the fair value of the Ortho Dermatologics reporting unit was approximately 10% greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future. Specifically, the Company continues to assess the performance of the Ortho Dermatologics reporting unit as compared to its respective projections and will perform qualitative interim assessments of the carrying value and fair value on a quarterly basis to determine if impairment testing of goodwill will be warranted.
In addition, the Company expects to realign and begin managing its operations in a manner consistent with the organizational structure of the two separate entities as proposed by the Separation during the first quarter of 2021, and as a result the Company may need to perform an impairment test upon realignment of its operating segments.
Accumulated goodwill impairment charges through December 31, 2020 were $3,711 million.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities as of December 31, 2020 and 2019 consist of:

(in millions)	2020	2019
Legal matters and related fees	$1,672	$1,397
Product rebates	747	898
Product returns	575	691
Interest	341	305
Employee compensation and benefit costs	316	304
Income taxes payable	158	196
Other	767	720
	$4,576	$4,511

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs as of December 31, 2020 and 2019 consists of the following:

		2020		2019
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2023 Revolving Credit Facility	June 2023	$—	$—	$—	$—
June 2025 Term Loan B Facility	June 2025	3,298	3,220	3,869	3,768
November 2025 Term Loan B Facility	November 2025	1,125	1,112	1,275	1,257
Senior Secured Notes:
6.50% Secured Notes	March 2022	—	—	1,250	1,242
7.00% Secured Notes	March 2024	2,000	1,987	2,000	1,983
5.50% Secured Notes	November 2025	1,750	1,736	1,750	1,733
5.75% Secured Notes	August 2027	500	494	500	493
Senior Unsecured Notes:
5.50%	March 2023	—	—	402	400
5.875%	May 2023	—	—	1,448	1,441
4.50% euro-denominated debt	May 2023	—	—	1,682	1,674
6.125%	April 2025	3,250	3,234	3,250	3,230
9.00%	December 2025	1,500	1,478	1,500	1,473
9.25%	April 2026	1,500	1,487	1,500	1,484
8.50%	January 2027	1,750	1,755	1,750	1,756
7.00%	January 2028	750	742	750	741
5.00%	January 2028	1,250	1,236	1,250	1,234
6.25%	February 2029	1,500	1,480	—	—
5.00%	February 2029	1,000	988	—	—
7.25%	May 2029	750	741	750	740
5.25%	January 2030	1,250	1,235	1,250	1,234
5.25%	February 2031	1,000	988	—	—
Other	Various	12	12	12	12
Total long-term debt and other		$24,185	23,925	$26,188	25,895
Less: Current portion of long-term debt and other			—		1,234
Non-current portion of long-term debt			$23,925		$24,661
Covenant Compliance
The Senior Secured Credit Facilities (as defined below) and the indentures governing the Senior Secured Notes and Senior Unsecured Notes contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. As of December 31, 2020, the amount available for restricted payments under the "builder basket" in the Company’s most restrictive indentures (as defined by those indentures) was approximately $13,000 million (although such availability is subject to the Company's compliance with a 2.00:1.00 fixed charge coverage ratio). The 2023 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.

As of December 31, 2020, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenant and may take other actions to reduce its debt levels to align with the Company’s long-term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate.
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Third Amended Credit Agreement”) with a syndicate of financial institutions and investors, as lenders. As of January 1, 2018, the Third Amended Credit Agreement provided for: (i) a $1,500 million Revolving Credit Facility maturing on April 20, 2020 (the "2020 Revolving Credit Facility") and (ii) a $3,521 million term loan under the Company's Series F Tranche B Term Loan Facility maturing in 2022 (the “Series F Tranche B Term Loan Facility”). There was $250 million outstanding under the 2020 Revolving Credit Facility as of January 1, 2018.
2018 Activity
During 2018, the Company repaid (net of additional borrowings) $571 million of outstanding debt under its Senior Secured Credit Facilities using cash on hand.
On June 1, 2018, the Company entered into a Restatement Agreement in respect of a Fourth Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”) which restated in full the Third Amended Credit Agreement. The Restated Credit Agreement replaced the 2020 Revolving Credit Facility with a revolving credit facility of $1,225 million (the "2023 Revolving Credit Facility") and replaced the Series F Tranche B Term Loan Facility principal amount outstanding of $3,315 million with a new seven year Tranche B Term Loan Facility of $4,565 million (the “June 2025 Term Loan B Facility”) borrowed by the Company’s subsidiary, Bausch Health Americas, Inc. ("BHA").
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
2020 Activity
During 2020, the Company repaid: (i) $471 million of outstanding debt under its Senior Secured Credit Facilities using cash on hand and (ii) $250 million of outstanding debt under its Senior Secured Credit Facilities as part of the May 2020 Refinancing Transactions (as defined below).
As of December 31, 2020, the Company had no outstanding borrowings, $104 million of issued and outstanding letters of credit, and remaining availability of $1,121 million under its 2023 Revolving Credit Facility.
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

The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings. As of December 31, 2020, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 3.15% and 2.90% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2020, the aggregate remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities are $405 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of December 31, 2020, the stated rate of interest on the 2023 Revolving Credit Facility was 3.15% per annum. In addition, the Company is required to pay commitment fees of 0.25% - 0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
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
6.50% Senior Secured Notes due 2022 and 7.00% Senior Secured Notes due 2024
In March 2017, the Company issued $1,250 million aggregate principal amount of 6.50% senior secured notes due March 15, 2022 (the “March 2022 Secured Notes”) and $2,000 million aggregate principal amount of 7.00% senior secured notes due March 15, 2024 (the “March 2024 Secured Notes”), in a private placement. Interest on these notes is payable semi-annually in arrears on each March 15 and September 15.
The March 2022 Secured Notes were repaid in full as part of the May 2020 Refinancing Transactions (as defined below).
The March 2024 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time, at the redemption prices set forth in the indenture.

5.50% Senior Secured Notes due 2025
On October 17, 2017, the Company issued $1,000 million, and, on November 21, 2017, the Company issued $750 million, aggregate principal amount of 5.50% Senior Secured Notes due November 2025 (the “November 2025 Secured Notes”), in a private placement. Interest on the November 2025 Secured Notes is payable semi-annually in arrears on each May 1 and November 1.
The November 2025 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time, at the redemption prices set forth in the indenture.
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
5.50% Senior Unsecured Notes due 2023
On January 30, 2015, the Company issued $1,000 million aggregate principal amount of March 2023 Unsecured Notes in a private placement. The March 2023 Unsecured Notes accrued interest at the rate of 5.50% per year, payable semi-annually in arrears. On March 8, 2019 and May 23, 2019, the Company repurchased $216 million and $382 million of March 2023 Unsecured Notes as part of the March 2019 Refinancing Transactions and the May 2019 Refinancing Transactions (as defined below), respectively. Throughout 2020, the Company repurchased, in aggregate, $169 million of March 2023 Unsecured Notes using cash on hand. The Company repurchased the remaining outstanding balance of $233 million in December 2020 as part of the December 2020 Refinancing Transactions (as defined below).

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
The March 2020 Unsecured Notes accrued interest at the rate of 5.375% per year and were repaid in full as part of: (i) the December 2017 Refinancing Transactions (as defined below), (ii) the March 2018 Refinancing Transactions (as defined below) and (iii) the June 2018 Refinancing Transactions. The May 2023 Unsecured Notes and the Euro Notes accrued interest at the rate of 5.875% and 4.50% per year, respectively and were each repaid in full as of December 31, 2020, as discussed below. The April 2025 Unsecured Notes accrue interest at the rate of 6.125% per year, payable semi-annually in arrears.
As part of the June 2018 Refinancing Transactions, the Company repaid the remaining outstanding principal amounts of the March 2020 Unsecured Notes.
On March 8, 2019 and May 23, 2019, the Company repurchased $584 million and $1,118 million of May 2023 Unsecured Notes as part of the March 2019 Refinancing Transactions and the May 2019 Refinancing Transactions (as defined below), respectively, and on October 3, 2019, the Company repaid an additional $100 million of May 2023 Unsecured Notes using cash on hand. On January 16, 2020, the Company redeemed $1,240 million aggregate principal amount of the May 2023 Unsecured Notes as part of the December 2019 Financing and Refinancing Transactions (as defined below). Throughout 2020, the Company repaid, in aggregate, $208 million of the May 2023 Unsecured Notes, with the May 2023 Unsecured Notes having been fully repaid during November 2020.
The Company may redeem all or a portion of the April 2025 Unsecured Notes at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest to the date of redemption.
On December 3, 2020, the Company redeemed the remaining outstanding balance of the Euro Notes as part of the December 2020 Refinancing Transactions, as defined below.
9.00% Senior Unsecured Notes due 2025
On December 18, 2017, the Company issued $1,500 million aggregate principal amount of 9.00% Senior Unsecured Notes due 2025 (the “December 2025 Unsecured Notes”) in a private placement, the net proceeds of which were used to repurchase $1,500 million in aggregate principal amount of previously outstanding senior unsecured notes (the "December 2017 Refinancing Transactions"). The related fees and expenses were paid using cash on hand. The December 2025 Unsecured Notes accrue interest at the rate of 9.00% per year, payable semi-annually in arrears on each of June 15 and December 15.
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
5.00% Senior Unsecured Notes due 2028 and 5.25% Senior Unsecured Notes due 2030 - December 2019 Financing and Refinancing Transactions
On December 30, 2019, the Company issued: (i) $1,250 million aggregate principal amount of 5.00% Senior Unsecured Notes due January 2028 (the "5.00% January 2028 Unsecured Notes") and (ii) $1,250 million aggregate principal amount of 5.25% Senior Unsecured Notes due January 2030 (the "January 2030 Unsecured Notes") in a private placement. The proceeds and cash on hand were used to: (i) redeem $1,240 million of May 2023 Unsecured Notes on January 16, 2020, (ii)

finance the $1,210 million settlement of certain U.S. Securities litigation as discussed in Note 20, "LEGAL PROCEEDINGS" and (iii) pay all fees and expenses associated with these transactions (collectively, the "December 2019 Financing and Refinancing Transactions"). The redemption of $1,240 million of May 2023 Unsecured notes was accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $24 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt's carrying value.
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
6.25% Senior Unsecured Notes due 2029 - May 2020 Refinancing Transactions
On May 26, 2020, the Company issued $1,500 million aggregate principal amount of 6.25% Senior Unsecured Notes due February 2029 (the "6.25% February 2029 Unsecured Notes") in a private placement. The proceeds and cash on hand were used to: (i) repurchase $1,250 million aggregate principal amount of the outstanding March 2022 Secured Notes, (ii) prepay $303 million of mandatory amortization scheduled for payment in 2022 under the Company's June 2025 and November 2025 Term Loan B Facilities and (iii) pay all fees and expenses associated with these transactions (collectively, the "May 2020 Refinancing Transactions"). The May 2020 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $27 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt's carrying value. The 6.25% February 2029 Unsecured Notes accrue interest at the rate of 6.25% per year, payable semi-annually in arrears on each of February 15 and August 15.
The Company may redeem all or a portion of the 6.25% February 2029 Unsecured Notes at any time prior to February 15, 2024, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to August 15, 2023, the Company may redeem up to 40% of the aggregate principal amount of the outstanding 6.25% February 2029 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the 6.25% February 2029 Unsecured Notes indenture. On or after February 15, 2024, the Company may redeem all or a portion of the 6.25% February 2029 Unsecured Notes at the applicable redemption prices set forth in the 6.25% February 2029 Unsecured Notes indenture, plus accrued and unpaid interest to, but not including, the date of redemption.
5.00% Senior Unsecured Notes due 2029 and 5.25% Senior Unsecured Notes due 2031 – December 2020 Refinancing Transactions
On December 3, 2020, the Company issued $1,000 million aggregate principal amount of 5.00% Senior Unsecured Notes due February 2029 (the "5.00% February 2029 Unsecured Notes") and $1,000 million aggregate principal amount of 5.25% Senior Unsecured Notes due February 2031 (the "February 2031 Unsecured Notes") in a private placement. The aggregate proceeds and cash on hand were used to repurchase the remaining outstanding principal amounts of: (i) €1,500 million of the Euro Notes, (ii) $233 million of the March 2023 Unsecured Notes and (iii) pay all fees and expenses associated with these transactions (collectively, the "December 2020 Refinancing Transactions"). The December 2020 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $7 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt's carrying value. The 5.00% February 2029 Unsecured Notes accrue interest at the rate of 5.00% per year, payable semi-annually in arrears on each of February 15 and August 15. The February 2031 Unsecured Notes accrue interest at the rate of 5.25% per year, payable semi-annually in arrears on each of February 15 and August 15.
The Company may redeem all or a portion of the 5.00% February 2029 Unsecured Notes at any time prior to February 15, 2024, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to February 15, 2024, the Company may redeem up to 40% of the aggregate principal amount of the outstanding 5.00% February 2029 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the 5.00% February 2029 Unsecured Notes indenture. On or after February 15, 2024, the Company may redeem all or a portion of the 5.00% February 2029 Unsecured

Notes at the applicable redemption prices set forth in the 5.00% February 2029 Unsecured Notes indenture, plus accrued and unpaid interest to, but not including, the date of redemption.
The Company may redeem all or a portion of the February 2031 Unsecured Notes at any time prior to February 15, 2026, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to February 15, 2024, the Company may redeem up to 40% of the aggregate principal amount of the outstanding February 2031 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the February 2031 Unsecured Notes indenture. On or after February 15, 2026, the Company may redeem all or a portion of the February 2031 Unsecured Notes at the applicable redemption prices set forth in the February 2031 Unsecured Notes indenture, plus accrued and unpaid interest to, but not including, the date of redemption.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company's outstanding debt obligations as of December 31, 2020 and 2019 was 6.02% and 6.21%, respectively.
Maturities and Mandatory Payments
Maturities and mandatory payments of debt obligations for the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
2021	$—
2022	—
2023	—
2024	2,291
2025	10,632
Thereafter	11,262
Total gross maturities	24,185
Unamortized discounts	(260)
Total long-term debt and other	$23,925
Under the Restated Credit Agreement, there is no Excess Cash Flow payment due for 2020.
11.PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company has defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers a closed grandfathered group of legacy Bausch & Lomb Holdings Incorporated (‘‘B&L’’) U.S. employees and employees in certain other countries. The U.S. defined benefit accruals were frozen as of December 31, 2004 and benefits that were earned up to December 31, 2004 were preserved. Participants continue to earn interest credits on their cash balance at an interest crediting rate that is equal to the greater of: (i) the average annual yield on 10-year treasury bonds in effect for the November preceding the plan year or (ii) 4.50%. The most significant non-U.S. plans are two defined benefit plans in Ireland. In 2011, both Ireland defined benefit plans were closed to future service benefit accruals; however, additional accruals related to annual salary increases continued. In December 2014, one of the Ireland defined benefit plans was amended effective August 2014 to eliminate future benefit accruals related to salary increases. All of the pension benefits accrued through the plan amendment date were preserved. As a result of the plan amendment, there are no active plan participants accruing benefits under the amended Ireland defined benefit plan. The U.S. postretirement benefit plan was amended effective January 1, 2005 to eliminate employer contributions after age 65 for participants who did not meet the minimum requirements of age and service on that date. The employer contributions for medical and prescription drug benefits for participants retiring after March 1, 1989 were frozen effective January 1, 2010. Effective January 1, 2014, the Company no longer offers medical and life insurance coverage to new retirees.
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
The amounts included in Accumulated other comprehensive loss as of December 31, 2020 and 2019 were as follows:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2020	2019	2020	2019	2020	2019
Unrecognized actuarial losses	$(21)	$(20)	$(76)	$(65)	$(3)	$(2)
Unrecognized prior service credits	$—	$—	$27	$26	$11	$14
Net Periodic (Benefit) Cost
The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan in 2020, 2019 and 2018:

	Pension Benefit Plans						U.S. Postretirement Benefit Plan
	U.S. Plan			Non-U.S. Plans
(in millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$1	$2	$2	$3	$3	$3	$—	$—	$—
Interest cost	6	8	7	4	5	5	1	1	1
Expected return on plan assets	(13)	(13)	(15)	(5)	(5)	(5)	—	—	—
Amortization of net loss	—	—	—	2	1	1	—	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(1)	(3)	(2)	(2)
Other	—	—	—	—	1	—	—	—	—
Net periodic (benefit) cost	$(6)	$(3)	$(6)	$3	$4	$3	$(2)	$(1)	$(1)

Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status for 2020 and 2019:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2020	2019	2020	2019	2020	2019
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$227	$214	$259	$235	$41	$41
Service cost	1	2	3	3	—	—
Interest cost	6	8	4	5	1	1
Employee contributions	—	—	—	—	—	1
Settlements	—	—	(3)	(2)	—	—
Benefits paid	(15)	(15)	(4)	(8)	(4)	(4)
Actuarial losses	17	18	13	30	1	2
Currency translation adjustments	—	—	22	(4)	—	—
Projected benefit obligation, end of year	236	227	294	259	39	41

Change in Plan Assets
Fair value of plan assets, beginning of year	216	187	161	147	—	—
Actual return on plan assets	29	42	11	17	—	—
Employee contributions	—	—	—	—	—	1
Company contributions	1	2	8	10	4	3
Settlements	—	—	(2)	(2)	—	—
Benefits paid	(15)	(15)	(4)	(8)	(4)	(4)
Currency translation adjustments	—	—	15	(3)	—	—
Fair value of plan assets, end of year	231	216	189	161	—	—
Funded status, end of year	$(5)	$(11)	$(105)	$(98)	$(39)	$(41)

Recognized as:
Accrued and other current liabilities	$—	$—	$(2)	$(2)	$(4)	$(5)
Other non-current liabilities	$(5)	$(11)	$(103)	$(96)	$(35)	$(36)
A number of the Company’s pension benefit plans were underfunded as of December 31, 2020 and 2019, having accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded pension benefit plans is as follows:

	U.S. Plan		Non-U.S. Plans
(in millions)	2020	2019	2020	2019
Projected benefit obligation	$236	$227	$294	$259
Accumulated benefit obligation	236	227	286	251
Fair value of plan assets	231	216	189	161
The Company’s policy for funding its pension benefit plans is to make contributions that meet or exceed the minimum statutory funding requirements. These contributions are determined based upon recommendations made by the actuary under accepted actuarial principles. In 2021, the Company expects to contribute $0, $10 million and $4 million to the U.S. pension benefit plan, the non-U.S. pension benefit plans and the U.S. postretirement benefit plan, respectively. The Company plans to use postretirement benefit plan assets and cash on hand, as necessary, to fund the U.S. postretirement benefit plan benefit payments in 2021.

Estimated Future Benefit Payments
Future benefit payments over the next 10 years for the pension benefit plans and the postretirement benefit plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension Benefit Plans		U.S. Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
2021	$14	$6	$4
2022	19	6	4
2023	17	7	4
2024	17	7	3
2025	17	7	3
2026-2030	75	42	12
Assumptions
The weighted-average assumptions used to determine net periodic benefit costs and benefit obligations for 2020, 2019 and 2018 were as follows:

	Pension Benefit Plans			U.S. Postretirement Benefit Plan
	2020	2019	2018	2020	2019	2018
For Determining Net Periodic (Benefit) Cost
U.S. Plans:
Discount rate	3.16%	4.25%	3.56%	3.04%	4.16%	3.47%
Expected rate of return on plan assets	6.25%	7.25%	7.50%	—	—	—
Rate of compensation increase	—	—	—	—	—	—
Interest crediting rate	5.00%	5.00%	5.00%
Non-U.S. Plans:
Discount rate	1.68%	2.39%	2.29%
Expected rate of return on plan assets	2.98%	3.46%	3.66%
Rate of compensation increase	3.05%	2.89%	2.87%
Interest crediting rate	—	—	—

	Pension Benefit Plans		U.S. Postretirement Benefit Plan

	2020	2019	2020	2019
For Determining Benefit Obligation
U.S. Plans:
Discount rate	2.25%	3.16%	2.09%	3.04%
Rate of compensation increase	—	—	—	—
Interest crediting rate	4.75%	5.00%
Non-U.S. Plans:
Discount rate	1.37%	1.68%
Rate of compensation increase	2.60%	3.05%
Interest crediting rate	—	—
The expected long-term rate of return on plan assets was developed based on a capital markets model that uses expected asset class returns, variance and correlation assumptions. The expected asset class returns were developed starting with current Treasury (for the U.S. pension plan) or Eurozone (for the Ireland pension plans) government yields and then adding corporate bond spreads and equity risk premiums to develop the return expectations for each asset class. The expected asset class returns are forward-looking. The variance and correlation assumptions are also forward-looking. They take into account historical relationships, but are adjusted to reflect expected capital market trends. The expected return on plan assets for the Company’s U.S. pension plan for 2020 was 6.25%. The expected return on plan assets for the Company’s Ireland pension plans was 3.00% for 2020.

The discount rate used to determine benefit obligations represents the current rate at which the benefit plan liabilities could be effectively settled considering the timing of expected payments for plan participants.
The 2021 expected rate of return for the U.S. pension benefit plan will be 5.00%. The 2021 expected rate of return for the Ireland pension benefit plans will be 2.75%.
Pension Benefit Plans Assets
Pension benefit plan assets are invested in several asset categories. The following presents the actual asset allocation as of December 31, 2020 and 2019:

	2020	2019
U.S. Plan
Cash and cash equivalents	1%	1%
Equity securities	39%	55%
Fixed income securities	60%	44%
Non-U.S. Plans
Cash and cash equivalents	3%	6%
Equity securities	28%	25%
Fixed income securities	58%	64%
Other	11%	6%
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
Fair Value of Plan Assets
The Company measured the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 5, "FAIR VALUE MEASUREMENTS" for details on the Company's fair value measurements based on a three-tier hierarchy.
The table below presents total plan assets by investment category as of December 31, 2020 and 2019 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value. There were no transfers between Level 1 and Level 2 during 2020 and 2019.

	Pension Benefit Plans - U.S. Plans
	December 31, 2020				December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2	$—	$—	$2	$1	$—	$—	$1
Commingled funds:
Equity securities:
U.S. broad market	—	48	—	48	—	64	—	64
Emerging markets	—	9	—	9	—	15	—	15
Worldwide developed markets	—	20	—	20	—	26	—	26
Other assets	—	14	—	14	—	15	—	15
Fixed income securities:
Investment grade	—	138	—	138	—	95	—	95
	$2	$229	$—	$231	$1	$215	$—	$216

	Pension Benefit Plans - Non-U.S. Plans
	December 31, 2020				December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$5	$—	$5	$—	$9	$—	$9
Commingled funds:
Equity securities:
Emerging markets	—	1	—	1	—	2	—	2
Worldwide developed markets	—	51	—	51	—	38	—	38
Fixed income securities:
Investment grade	—	6	—	6	—	9	—	9
Global high yield	—	1	—	1	—	3	—	3
Government bond funds	1	102	—	103	1	90	—	91
Other assets	—	20	2	22	—	8	1	9
	$1	$186	$2	$189	$1	$159	$1	$161
Cash equivalents consisted primarily of term deposits and money market instruments. The fair value of the term deposits approximates their carrying amounts due to their short term maturities. The money market instruments also have short maturities and are valued using a market approach based on the quoted market prices of identical instruments.
Commingled funds are not publicly traded. The underlying assets in these funds are publicly traded on the exchanges and have readily available price quotes. The Ireland pension plans held approximately 96% and 95% of the non-U.S. commingled funds in 2020 and 2019, respectively. The commingled funds held by the U.S. and Ireland pension plans are primarily invested in index funds.
The underlying assets in the fixed income funds are generally valued using the net asset value per fund share, which is derived using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S., Ireland and certain other countries. Under these plans, employees are allowed to contribute a portion of their salaries to the plans, and the Company matches a portion of the employee contributions. The Company contributed $43 million, $41 million and $36 million to these plans during the years ended December 31, 2020, 2019 and 2018, respectively.
12.LEASES
Right-of-use assets and lease liabilities associated with the Company's operating leases are included in the Consolidated Balance Sheet as of December 31, 2020 and 2019 as follows:

(in millions)	2020	2019
Right-of-use assets included in:
Other non-current assets	$259	$271
Lease liabilities included in:
Accrued and other current liabilities	$52	$53
Other non-current liabilities	227	240
Total lease liabilities	$279	$293
As of December 31, 2020 and 2019, the Company's finance leases were not material and for the years 2020 and 2019 sub-lease income and short-term lease expense were not material. Lease expense for the years 2020 and 2019 include:

(in millions)	2020	2019
Operating lease costs	$65	$62
Variable operating lease costs	$12	$16

Upon adoption of the new standard for accounting for leases on January 1, 2019, the Company elected the modified retrospective approach without revising prior periods. Rent expense related to operating lease agreements was $92 million for 2018.
Other information related to operating leases for 2020 and 2019 is as follows:

(dollars in millions)	2020	2019
Cash paid from operating cash flows for amounts included in the measurement of lease liabilities	$74	$73
Right-of-use assets obtained in exchange for new operating lease liabilities	$39	$47
Weighted-average remaining lease term	7.6 years	8.2 years
Weighted-average discount rate	6.2%	6.2%
Right-of-use assets obtained in exchange for new operating lease liabilities during the year ended December 31, 2019 of $47 million in the table above does not include $282 million of right-of-use assets recognized upon adoption of the new standard for accounting for leases on January 1, 2019. See Note 2, "SIGNIFICANT ACCOUNTING POLICIES" for further detail regarding the impact of adoption.
As of December 31, 2020, future payments under noncancelable operating leases for each of the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
2021	$68
2022	53
2023	45
2024	35
2025	34
Thereafter	121
Total	356
Less: Imputed interest	77
Present value of remaining lease payments	279
Less: Current portion	52
Non-current portion	$227
13.SHARE-BASED COMPENSATION
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
Approximately 16,902,000 common shares were available for future grants as of December 31, 2020. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plans.
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
The components and classification of share-based compensation expense related to stock options and RSUs for the years 2020, 2019 and 2018 were as follows:

(in millions)	2020	2019	2018
Stock options	$15	$21	$23
RSUs	90	81	64
Share-based compensation expense	$105	$102	$87

Research and development expenses	$11	$9	$9
Selling, general and administrative expenses	94	93	78
Share-based compensation expense	$105	$102	$87
Stock Options
Stock options granted under the 2011 Plan and the Amended and Restated 2014 Plan generally expire on the fifth or tenth anniversary of the grant date. The exercise price of any stock option granted under the 2011 Plan and the Amended and Restated 2014 Plan will not be less than the closing price per common share on the date of grant. Stock options generally vest 33% and 25% each year over a three-year and four-year period, respectively, on the anniversary of the date of grant.
The fair values of all stock options granted for the years 2020, 2019 and 2018 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2020	2019	2018
Expected stock option life (years)	3.0	3.0	3.0
Expected volatility	38.7%	46.5%	54.0%
Risk-free interest rate	1.2%	2.5%	2.7%
Expected dividend yield	—%	—%	—%
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

The following table summarizes stock option activity during 2020:

(in millions, except per share amounts)	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2020	7.1	$26.99
Granted	2.3	$24.74
Exercised	(0.4)	$14.65
Expired or forfeited	(0.3)	$72.40
Outstanding, December 31, 2020	8.7	$25.59	7.2	$14
Vested and expected to vest, December 31, 2020	8.2	$25.73	7.1	$14
Vested and exercisable, December 31, 2020	4.8	$27.74	6.0	$11
The weighted-average fair values of all stock options granted in 2020, 2019 and 2018 were $6.60, $8.45 and $7.83, respectively. The total intrinsic values of stock options exercised in 2020, 2019 and 2018 were $2 million, $3 million and $1 million, respectively. Proceeds received on the exercise of stock options in 2020, 2019 and 2018 were $5 million, $5 million and $2 million, respectively.
As of December 31, 2020, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $10 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.5 years. The total fair value of stock options vested in 2020, 2019 and 2018 were $15 million, $18 million and $17 million, respectively.
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
The following table summarizes non-vested time-based RSU activity during 2020:

(in millions, except per share amounts)	Time-Based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2020	6.1	$20.54
Granted	3.3	$21.92
Vested	(3.4)	$19.37
Forfeited	(0.3)	$21.78
Non-vested, December 31, 2020	5.7	$21.98

As of December 31, 2020, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $55 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.5 years. The total fair value of time-based RSUs vested in 2020, 2019 and 2018 were $66 million, $34 million and $30 million, respectively.
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
The fair value of each TSR performance-based RSU granted during 2020, 2019 and 2018 was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. The fair value of the ROTC performance-based RSUs is estimated based on the trading price of the Company’s common shares on the date of grant. Expense recognized for the ROTC performance-based RSUs in each reporting period reflects the Company’s latest estimate of the number of ROTC performance-based RSUs that are expected to vest. If the ROTC performance-based RSUs do not ultimately vest due to the ROTC targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
The fair values of TSR performance-based RSUs granted during 2020, 2019 and 2018 were estimated with the following assumptions:

	2020	2019	2018
Contractual term (years)	3.0	3.0	3.0
Expected Company share volatility	38.6%	46.5%	54.2%
Risk-free interest rate	1.2%	2.5%	2.7%
The expected company share volatility was determined based on implied volatility in the market traded options of the Company’s common stock. The risk-free interest rate was determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the performance-based RSUs.
The following table summarizes non-vested performance-based RSU activity during 2020:

(in millions, except per share amounts)	Performance-based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2020	2.0	$25.80
Granted	0.9	$26.61
Vested	(0.6)	$19.02
Non-vested, December 31, 2020	2.3	$28.10
During 2020, the Company granted approximately 897,000 performance-based RSUs, consisting of approximately 425,000 units of TSR performance-based RSUs with an average grant date fair value of $26.13 per RSU and approximately 472,000 units of ROTC performance-based RSUs with a weighted-average grant date fair value of $27.05 per RSU.
As of December 31, 2020, the total remaining unrecognized compensation expense related to non-vested performance-based RSUs amounted to $22 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.4 years. A maximum of approximately 3,729,000 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2020.
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

14.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss as of December 31, 2020 and 2019 consists of:

(in millions)	2020	2019
Foreign currency translation adjustment	$(2,077)	$(2,046)
Pension adjustment, net of tax	(56)	(40)
Accumulated other comprehensive loss	$(2,133)	$(2,086)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested.
15.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs for the years 2020, 2019 and 2018 consists of:

(in millions)	2020	2019	2018
Product related research and development	$420	$434	$376
Quality assurance	32	37	37
Research and development	$452	$471	$413
16.OTHER EXPENSE (INCOME), NET
Other expense (income), net for the years 2020, 2019 and 2018 consists of:

(in millions)	2020	2019	2018
Litigation and other matters	$422	$1,401	$(27)
Acquired in-process research and development costs	32	41	1
Net (gain) loss on sales of assets	(1)	(31)	6
Acquisition-related costs	—	8	1
Other, net	1	(5)	(1)
Other expense (income), net	$454	$1,414	$(20)
In 2020, Litigation and other matters of $422 million includes net charges related to the U.S. Securities Litigation, the SEC Investigation and the Canadian Securities Litigation and related opt-outs. In 2020, Litigation and other matters also includes an insurance recovery related to a certain litigation matter. In 2019, Litigation and other matters of $1,401 million includes the settlement of a legacy U.S. securities class action matter (which is subject to an objector’s appeal of the final court approval). In 2018, Litigation and other matters of $27 million includes a favorable adjustment of $40 million related to the Salix legacy litigation matter. These matters and other significant matters are discussed in further detail in Note 20, "LEGAL PROCEEDINGS".
In 2020 and 2019, Acquired in-process research and development costs of $32 million and $41 million, primarily consist of costs associated with the upfront payments to enter into certain exclusive licensing agreements. In 2019, Net (gain) loss on sales of assets includes $20 million related to the achievement of a milestone related to a certain product.
17.INCOME TAXES
The components of Loss before benefit from income taxes for 2020, 2019 and 2018 consist of:

(in millions)	2020	2019	2018
Domestic	$(410)	$(2,396)	$(1,475)
Foreign	(524)	559	(2,679)
	$(934)	$(1,837)	$(4,154)

The components of Benefit from income taxes for 2020, 2019 and 2018 consist of:

(in millions)	2020	2019	2018
Current:
Domestic	$(8)	$(12)	$—
Foreign	(216)	(116)	(327)
	(224)	(128)	(327)
Deferred:
Domestic	9	(5)	17
Foreign	590	187	320
	599	182	337
	$375	$54	$10
The Benefit from income taxes differs from the expected amount calculated by applying the Company’s Canadian statutory rate of 26.9% to Loss before benefit from income taxes for 2020, 2019 and 2018 as follows:

(in millions)	2020	2019	2018
Loss before benefit from income taxes	$(934)	$(1,837)	$(4,154)
Benefit from income taxes
Expected benefit from income taxes at Canadian statutory rate	$251	$494	$1,117
Non-deductible amount of share-based compensation	(9)	(7)	(10)
Adjustments to tax attributes	26	(99)	(4)
Change in valuation allowance related to foreign tax credits and NOLs	62	21	(3)
Change in valuation allowance on Canadian deferred tax assets and tax rate changes	687	(142)	(875)
Change in uncertain tax positions	(163)	(350)	(47)
Foreign tax rate differences	(128)	186	(3)
Non-deductible portion of Goodwill impairments	—	—	(488)
Tax benefit on intra-entity transfers	(338)	—	356
Other	(13)	(49)	(33)
	$375	$54	$10

Deferred tax assets and liabilities as of December 31, 2020 and 2019 consist of:

(in millions)	2020	2019
Deferred tax assets:
Tax loss carryforwards	$2,924	$2,911
Provisions	1,004	641
Research and development tax credits	172	155
Scientific Research and Experimental Development pool	55	52
Tax credit carryforwards	20	25
Deferred revenue	9	5
Unrealized FX on U.S. dollar debt and other financing cost	—	94
Prepaid expenses	27	41
Share-based compensation	16	19
Other	24	23
Total deferred tax assets	4,251	3,966
Less valuation allowance	(2,252)	(2,831)
Net deferred tax assets	1,999	1,135
Deferred tax liabilities:
Intangible assets	228	53
Plant, equipment and technology	89	56
Outside basis differences	71	41
Unrealized FX on U.S. dollar debt and other financing cost	2	—
Total deferred tax liabilities	390	150
Net deferred tax asset	$1,609	$985
The following table presents a reconciliation of the deferred tax asset valuation allowance for 2020, 2019 and 2018:

(in millions)	2020	2019	2018
Balance, beginning of year	$2,831	$2,913	$2,001
Charged to Benefit from income taxes	(773)	13	870
Charged to other accounts	194	(95)	42
Balance, end of year	$2,252	$2,831	$2,913
The Company’s U.S. interest expense is subject to limitation rules which limit U.S. interest expense to 30% of adjusted taxable income, defined similar to EBITDA through 2021 and EBIT thereafter. Disallowed interest can be carried forward indefinitely and any unused interest deduction assessed for recoverability. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act also amended the annual limitation on the deduction of interest in the following respects: (i) increasing the limitation to 50% of adjusted taxable income (“ATI”), (ii) providing a rule for a partnership’s 2019 section 163(j)-disallowed interest expense and (iii) allowing an election to apply 2019 ATI to the 2020 section 163(j) computation. For corporations, the increase to 50% of ATI applies to all taxable years beginning in 2019 or 2020 and permits taxpayers whose 2020 income will decrease from its 2019 level, an election to apply their 2019 ATI, rather than their 2020 ATI, to their 2020 computation. The Company considered such provisions and expects to fully utilize any interest carry forwards in future periods.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law and included a number of changes in the U.S. tax law, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Tax Act also implemented a modified territorial tax system that included a one-time transition tax on the accumulated previously untaxed earnings of foreign subsidiaries (the “Transition Toll Tax”) equal to 15.5% (reinvested in liquid assets) or 8% (reinvested in non-liquid assets). At the taxpayer's election, the Transition Toll Tax can be paid over an eight-year period without interest, starting in 2018. The Company elected not to use this option and instead used a portion of its U.S. net operating losses ("NOLs") to offset this income inclusion.

The provisional amounts included in Benefit from income taxes for the year 2017, including the Transition Toll Tax, were finalized during 2018. Differences between the provisional net income tax benefits provided for the year 2017 attributable to the Tax Act and the benefit for income taxes as finalized are included in the Benefit from income taxes for 2018 and were not material to the Company’s financial results for the year 2018.
The Company has provided for income taxes in accordance with guidance issued by accounting regulatory bodies, the U.S. Internal Revenue Service and state and local governments through the date of the issuance of these Consolidated Financial Statements. Additional guidance and interpretations can be expected and such guidance, if any, could impact future results. While management continues to monitor these matters, the ultimate impact, if any, as a result of the application of any guidance issued in the future cannot be determined at this time.
The realization of deferred tax assets is dependent on the Company generating sufficient domestic and foreign taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies. As a result of taxable losses in Canada as offset by a reduction of deferred tax assets due to internal restructurings, the valuation allowance decreased by $579 million during 2020 and decreased by $82 million during 2019. Given the Company’s history of pre-tax losses and expected future losses in Canada, the Company maintained that there was insufficient objective evidence to release the valuation allowance against Canadian tax loss carryforwards, International Tax Credits (“ITC”) and pooled Scientific Research and Experimental Development Tax Incentive (“SR&ED”) expenditures. The Canadian valuation allowance represents a material portion of the Company's total valuation allowance.
As of December 31, 2020 and 2019, the Company had accumulated taxable losses available to offset future years’ federal and provincial taxable income in Canada of approximately $6,530 million and $7,441 million, respectively.  As of December 31, 2020 and 2019, unclaimed ITCs available to offset future federal taxes in Canada were approximately $37 million and $34 million, respectively, which expire in the years 2021 through 2040.  In addition, as of December 31, 2020 and 2019, pooled SR&ED expenditures available to offset against future taxable income in Canada were approximately $206 million and $192 million, respectively, which may be carried forward indefinitely. As of December 31, 2020 and 2019, a full valuation allowance against the net Canadian deferred tax assets has been provided of $1,966 million and $2,461 million, respectively.
As of December 31, 2020 and 2019, the Company had accumulated taxable losses available to offset future years' federal taxable income in the U.S. of approximately $814 million and $636 million, respectively, including acquired losses which expire in the years 2021 through 2037. While the remaining taxable losses are subject to multiple annual loss limitations as a result of previous ownership changes, the Company believes that the recoverability of the deferred tax assets associated with these taxable losses are more likely than not to be realized. As of December 31, 2020 and 2019 U.S. research and development credits available to offset future years' federal income taxes in the U.S. were approximately $110 million and $106 million, respectively, which includes acquired research and development credits and which expire in the years 2021 through 2040.
As of December 31, 2020 and 2019, the Company had accumulated taxable losses available to offset future years’ taxable income in Ireland of approximately $8,387 million and $6,765 million, respectively.  As of December 31, 2020 and 2019, the Company recognized a capital loss and established a valuation allowance on the portion of the loss for which a benefit is not expected to be realized.
The Company provides for Canadian tax on the unremitted earnings of its direct foreign affiliates except for its direct U.S. subsidiaries. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated. As of December 31, 2020, the Company estimates there will be no tax liability attributable to the permanently reinvested U.S. earnings.
As of December 31, 2020 and 2019, unrecognized tax benefits (including interest and penalties) were $1,025 million and $1,002 million, of which $414 million and $355 million would affect the effective income tax rate, respectively. In 2020 and 2019, the remaining unrecognized tax benefits would not impact the effective tax rate as the tax positions are offset against existing tax attributes or are timing in nature. In 2020 and 2019, the Company recognized net increases to unrecognized tax benefits for current year tax positions of $66 million and $362 million, respectively. The Company recognized a net reduction of $42 million during 2020 and a net reduction of $13 million during 2019 in the unrecognized tax benefits related to tax positions taken in the prior years.
The Company provides for interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2020 and 2019, accrued interest and penalties related to unrecognized tax benefits were approximately

$49 million and $45 million, respectively. In 2020 and 2019, the Company recognized a net increase of approximately $4 million and $3 million of interest and penalties, respectively.
The Company and one or more of its subsidiaries file federal income tax returns in Canada, the U.S., and other foreign jurisdictions, as well as various provinces and states in Canada and the U.S. The Company and its subsidiaries have open tax years, primarily from 2005 to 2019, with significant taxing jurisdictions, respectively, including Canada and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations and tax treaties, as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. Certain of these tax years are expected to remain open indefinitely.

Jurisdiction:	Open Years
United States - Federal	2015 - 2019
Canada	2005 - 2019
Germany	2014 - 2019
France	2013 - 2019
China	2016 - 2019
Ireland	2016 - 2019
Netherlands	2016 - 2019
Australia	2011 - 2019
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
The Company's U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2018.
Certain affiliates of the Company in regions outside of Canada, the U.S., Germany and Australia are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain tax benefits.

At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's Consolidated Financial Statements.
The following table presents a reconciliation of the unrecognized tax benefits for 2020, 2019 and 2018:

(in millions)	2020	2019	2018
Balance, beginning of year	$1,002	$654	$598
Additions based on tax positions related to the current year	66	361	18
Additions for tax positions of prior years	171	63	55
Reductions for tax positions of prior years	(209)	(58)	(11)
Lapse of statute of limitations	(5)	(18)	(6)
Balance, end of year	$1,025	$1,002	$654
The Company believes it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2020 could decrease by approximately $145 million in the next twelve months as a result of the resolution of certain tax and transfer pricing audits and other events.
18.LOSS PER SHARE
Loss per share attributable to Bausch Health Companies Inc. for 2020, 2019 and 2018 were calculated as follows:

(in millions, except per share amounts)	2020	2019	2018
Net loss attributable to Bausch Health Companies Inc.	$(560)	$(1,788)	$(4,148)
Basic and diluted weighted-average common shares	355.0	352.1	351.3
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(1.58)	$(5.08)	$(11.81)
In 2020, 2019 and 2018, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 3,154,000, 5,106,000 and 3,763,000 common shares for 2020, 2019 and 2018, respectively.
Additionally, in 2020, 2019 and 2018, stock options, time-based RSUs and performance-based RSUs to purchase approximately 9,551,000, 2,598,000 and 4,185,000 common shares of the Company, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
19.SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for 2020, 2019 and 2018 are as follows:

(in millions)	2020	2019	2018
Other payments
Interest paid	$1,474	$1,537	$1,665
Income taxes paid	$162	$172	$138
20.LEGAL PROCEEDINGS
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

On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of December 31, 2020, the Company's Consolidated Balance Sheets includes accrued current loss contingencies of $1,672 million related to matters which the Company believes a potential resolution or settlement is both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Governmental and Regulatory Inquiries
Investigation by the U.S. Attorney's Office for the District of Massachusetts - re OraPharma
In August 2019, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting materials including documents concerning the sales, marketing, coverage and reimbursement of Arestin®, including related support services, and other matters. The Company is cooperating with this investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
Securities and RICO Class Actions and Related Matters
U.S. Securities Litigation - Opt-Out Litigation
On December 16, 2019, the Company announced that it had agreed to settle, subject to final court approval, the consolidated securities class action filed in the U.S. District Court for the District of New Jersey (In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658). On January 31, 2021 the District Court issued an order granting final approval of this settlement. On February 4, 2021, Timber Hill filed a notice of appeal of the Court’s final approval order, which overruled its objections to the allocation of settlement proceeds as between common stock and options. The deadline for other parties to file notices of appeal from the final approval order is March 2, 2021.
In October 2015, four putative securities class actions were filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor. On May 31, 2016, the court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658. On December 16, 2019, the Company, the current or former officers and directors, ValueAct, and the underwriters announced that they agreed to resolve the securities action for $1,210 million. This settlement received final approval from the court on January 31, 2021 and will resolve and discharge all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and denied all allegations of wrongdoing. In order to qualify for a settlement payment all persons and entities that purchased or otherwise acquired the Company securities during the class period must have submitted a proof of claim and release form by May 6, 2020. The settlement payment was paid into an escrow fund in accordance with the settlement agreement. The opt-out litigations discussed below remain ongoing.
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
In addition to the consolidated putative class action, thirty-seven groups of individual investors in the Company’s stock and debt securities have chosen to opt out of the consolidated putative class action and filed securities actions pending in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These actions are captioned: T. Rowe Price Growth Stock Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-5034); Equity Trustees Limited as Responsible Entity for T. Rowe Price Global Equity Fund v. Valeant Pharmaceuticals International Inc. (Case No. 16-cv-6127); Principal Funds, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-6128); BloombergSen Partners Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-

cv-7212); Discovery Global Citizens Master Fund, Ltd. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7321); MSD Torchlight Partners, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7324); BlueMountain Foinaven Master Fund, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7328) (“BlueMountain”); Incline Global Master LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7494); VALIC Company I v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7496); Janus Aspen Series v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7497) (“Janus Aspen”); Okumus Opportunistic Value Fund, LTD v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6513) (“Okumus”); Lord Abbett Investment Trust- Lord Abbett Short Duration Income Fund, v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6365) (“Lord Abbett”); Pentwater Equity Opportunities Master Fund LTD v. Valeant Pharmaceuticals International, Inc., et al. (Case No. 17-cv-7552) (“Pentwater”); Public Employees’ Retirement System of Mississippi v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-7625) (“Mississippi”); The Boeing Company Employee Retirement Plans Master Trust v. Valeant Pharmaceuticals International Inc., et al., (Case No. 17-cv-7636) (“Boeing”); State Board of Administration of Florida v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-12808); The Regents of the University of California v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-13488); GMO Trust v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0089); Första AP Fonden v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-12088); New York City Employees’ Retirement System v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0032) (“NYCERS”); Hound Partners Offshore Fund, LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-08705) (“Hound Partners”); Blackrock Global Allocation Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0343) (“Blackrock”); Colonial First State Investments Limited As Responsible Entity for Commonwealth Global Shares Fund 1 v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0383); Bharat Ahuja v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0846); Brahman Capital Corp. v. Valeant Pharmaceuticals International, Inc (Case No. 18-cv-0893); The Prudential Insurance Company of America v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-01223) (“Prudential”); Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) (“Senzar”); 2012 Dynasty UC LLC v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-08595) ("2012 Dynasty"); Catalyst Dynamic Alpha Fund v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-12673) (“Catalyst”); Northwestern Mutual Life Insurance Co., v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-15286) (“Northwestern Mutual”); Bahaa Aly, et al. v. Valeant Pharmaceuticals International, Inc., (Case No. 18-cv-17393) (“Aly”); Office of the Treasurer as Trustee for the Connecticut Retirement Plans and Trust Funds v. Valeant Pharmaceuticals International, Inc. (Case No. 19-cv-18473) (“Connecticut”); Delaware Public Employees’ Retirement System v. Valeant Pharmaceuticals International, Inc. (Case No. 19-cv-18475) (“Delaware”); Maverick Neutral Levered Fund v. Valeant Pharmaceuticals International, Inc. (Case No. 20-cv-02190) (“Maverick”), Templeton v. Valeant Pharmaceuticals International, Inc. (Case No. 20-cv-05478) (“Templeton”), USAA Mutual Funds Trust, et al. v. Valeant Pharmaceuticals International, Inc., et al., (Case No. 20-cv-07462) (“USAA”), and GIC Private Ltd. v. Valeant Pharmaceuticals International, Inc., (Case No. 20-cv-07460) (“GIC”). Twelve of the thirty-seven opt out actions have been dismissed; and the total number of remaining opt out actions pending in the District of New Jersey is twenty-five actions. Four additional matters have been settled and dismissals are expected in March 2021.
These individual shareholder actions assert claims under Sections 10(b), and 20(a) of the Exchange Act. Certain of these individual actions assert additional claims, including claims under Section 18 of the Exchange Act, Sections 11, 12(a)(2), and 15 of the Securities Act, common law fraud, negligent misrepresentation, and claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act. These claims are based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. The allegations in the complaints are similar to those made by plaintiffs in the putative class action. Motions to dismiss have been filed and in most cases decided in many of these individual actions. To date, the Court has dismissed state law claims including New Jersey Racketeer Influenced and Corrupt Organizations Act, common law fraud, and negligent misrepresentation claims in certain cases. On January 7, 2019, the Court entered a stipulation of voluntary dismissal in the Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) opt-out action, closing the case. On September 10, 2019, the Court granted defendants’ motion to dismiss all claims in the Bahaa Aly v. Valeant Pharmaceuticals International, Inc. (“Aly”) (Case No. 18-cv-17393) opt-out action. On October 9, 2019, the Aly Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. Oral argument on Plaintiffs’ appeal was held on October 20, 2020. On June 19, 2020, the Court entered stipulations of voluntary dismissal in the Catalyst, Mississippi, Connecticut, and Delaware actions. On July 13, 2020, the Court entered a stipulation of voluntary dismissal in the NYCERS action. On December 30, 2020, the Court entered a stipulation of voluntary dismissal in the BlueMountain action. On February 18, 2021, the Court entered stipulations of voluntary dismissal in the T. Rowe, BloombergSen, Principal Funds and Equity Trustees actions.
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
On August 4, 2020, the Company entered into a settlement agreement with the plaintiffs in Catucci, on behalf of the class, pursuant to which it agreed to resolve the Catucci action for the amount of CAD 94,000,000 plus payment of an additional amount to cover notice and settlement administration costs and disbursements. As part of the settlement, the Company and the other defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. Court approval of the settlement was granted after a hearing on November 16, 2020. The Catucci action has now been dismissed against the Company, its current and former directors and officers, its underwriters and its insurers.
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
On October 8 and 9, 2020, respectively, CalSTRS delivered amended proceedings to, among other things, include a new alleged misrepresentation concerning the accounting treatment of “price appreciation credits” in respect of Glumetza®

during the period covered by the claims. CalSTRS has filed an application for permission to amend and the Company has filed an application to strike the amendments.
The Company believes that it has viable defenses in each of these actions. In each case, the Company intends to defend itself vigorously.
Insurance Coverage Lawsuit
On December 7, 2017, the Company filed a lawsuit against its insurance companies that issued insurance policies covering claims made against the Company, its subsidiaries, and its directors and officers during two distinct policy periods, (i) 2013-14 and (ii) 2015-16.  The lawsuit is currently pending in the United States District Court for the District of New Jersey (Valeant Pharmaceuticals International, Inc., et al. v. AIG Insurance Company of Canada, et al.; 3:18-CV-00493).  In the lawsuit, the Company seeks coverage for: (i) the costs of defending and resolving claims brought by former shareholders and debtholders of Allergan, Inc. in In re Allergan, Inc. Proxy Violation Securities Litigation and Timber Hill LLC, individually and on behalf of all others similarly situated v. Pershing Square Capital Management, L.P., et al. (under the 2013-2014 coverage period), and (ii) costs incurred and to be incurred in connection with the securities class actions and opt-out cases described in this section and certain of the investigations described herein and in the Company's prior annual and quarterly reports (under the 2015-2016 coverage period).
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
Plaintiffs assert claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor. The consolidated complaint also asserts a claim for contribution and indemnification by the Defendants for any liability the Company ultimately faces as a result of the conduct alleged in the complaint. The claims alleged in these cases are based on the same purported conduct that is at issue in In re Valeant Pharmaceuticals International, Inc. Securities Litigation, all of which occurred prior to 2017. The Shabbouei complaint also asserts a claim for contribution and indemnification by the Defendants for any liability the Company ultimately faces as a result of the conduct alleged in the complaint. On January 3, 2020, the parties submitted a letter to the Court requesting consolidation of the two derivative lawsuits. On April 21, 2020, the Defendants filed a motion to dismiss the consolidated amended complaint. Briefing on this motion concluded on August 3, 2020. On November 24, 2020, the Special Master appointed by the Court issued a report recommending that the motion to dismiss be granted in full. While a final decision is still pending with the Court, Plaintiffs are not contesting the dismissal in full. The Company continues to believe these claims are without merit and intends to defend itself vigorously.
Antitrust
Generic Pricing Antitrust Litigation
The Company's subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16-MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which have been brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, States, and various Counties, Cities, and Towns, have been or are expected to be consolidated into the MDL. There are also additional, separate complaints which have been consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. In July 2019, 87 health plans commenced an action in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed and the case has been put in deferred status. In May 2020, seven health plans commenced an additional action in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed. The Company disputes the claims against it and continues to defend itself vigorously.
Additionally, Bausch Health Companies Inc. and certain U.S. and Canadian subsidiaries (for the purposes of this paragraph, collectively “the Company”) have been named as defendants in a proposed class proceeding entitled Kathryn Eaton vs. Teva Canada Limited, et al. in the Federal Court in Toronto, Ontario, Canada (Court File No. T-607-20). The plaintiff seeks to certify a proposed class action on behalf of persons in Canada who purchased generic drugs in the private sector, alleging that the Company and other defendants violated the Competition Act by conspiring to allocate the market, fix prices, and maintain the supply of generic drugs, and seeking damages under federal law. The proposed class action contains similar allegations to the In re: Generic Pharmaceuticals Pricing Antitrust Litigation pending in the United States Court for the Eastern District of Pennsylvania. The Company disputes the claims against it and will defend itself vigorously.
Glumetza Antitrust Litigation
Between August 2019 and July 2020, eight (8) putative antitrust class actions and four (4) non-class complaints naming the Company, Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc., and Santarus, Inc. (for purposes of this subsection, collectively, the “Company”), among other defendants, were filed or transferred to the Northern District of California. Three (3) of the class actions were filed by plaintiffs seeking to represent a class of direct purchasers. The purported classes of direct purchasers filed a consolidated first amended complaint and a motion for class certification in April 2020. The court certified a direct purchaser class in August 2020. The putative class action complaints filed by end payer purchasers have all been voluntarily dismissed. Three (3) of the non-class complaints were filed by direct purchasers. The fourth non-class complaint, asserting claims based on both direct and indirect purchases, was filed by an insurer plaintiff in July 2020 and subsequently amended in September 2020. In December 2020, the court denied the Company’s motion to dismiss as to the insurer plaintiff’s direct claims but dismissed the insurer plaintiff’s indirect claims. On February 2, 2021, the insurer plaintiff’s motion for leave to amend its complaint was denied. On February 8, 2021, the insurer plaintiff filed an action in state court asserting state law claims.
The federal actions, five (5) of which remain pending, have been consolidated and coordinated in In re Glumetza Antitrust Litigation, Case No. 3:19-cv-05822-WHA. The lawsuits allege that a 2012 settlement of a patent litigation regarding Glumetza® delayed generic entry in exchange for an agreement not to launch an authorized generic of Glumetza® or grant any other company a license to do so. The complaints allege that the settlement agreement resulted in higher prices for

Glumetza® and its generic equivalent both prior to and after generic entry. Both the class and non-class plaintiffs seek damages under federal antitrust laws for claims based on direct purchases. All Plaintiffs have filed a motion for partial summary judgment concerning market power, whereas all Defendants have filed a motion for summary judgment on all claims against them. The Company disputes the claims against it and intends to vigorously defend these matters.
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Relistor®, Xifaxan® 550mg, Plenvu®, Bryhali®, Duobrii® and Jublia® in the United States and Jublia® in Canada, or other similar suits. These matters are proceeding in the ordinary course.
In September 2019, the Company received a Notice of Paragraph IV Certification from Sandoz, Inc. (“Sandoz”), in which Sandoz asserted that the following U.S. patents, each of which is listed in the FDA’s Orange Book for Salix Pharmaceuticals, Inc.’s (“Salix Inc.”) Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Sandoz’s generic rifaximin tablets, 550 mg, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Sandoz: U.S. Patent No. 8,309,569 (the “‘569 patent”), U.S. Patent No. 7,045,620 (the “‘620 patent”), U.S. Patent No. 7,612,199 (the “‘199 patent”), U.S. Patent No. 7,902,206 (the “‘206 patent”), U.S. Patent No. 7,906,542 (the “‘542 patent”), U.S. Patent No. 7,915,275 (the “‘275 patent”), U.S. Patent No. 8,158,644 (the “‘644 patent”), U.S. Patent No. 8,158,781 (the “‘781 patent”), U.S. Patent No. 8,193,196 (the “‘196 patent”), U.S. Patent No. 8,518,949 (the “‘949 patent”), U.S. Patent No. 8,741,904 (the “‘904 patent”), U.S. Patent No. 8,835,452 (the “‘452 patent”), U.S. Patent No. 8,853,231 (the “‘231 patent”), and U.S. Patent No. 9,271,968 (the “’968 Patent”) (collectively, the “Xifaxan® Patents”). Salix Inc. holds the New Drug Application ("NDA") for Xifaxan® and its affiliate, Salix Pharmaceuticals, Ltd. (“Salix Ltd.”), is the owner of the ‘569 patent and Alfasigma S.p.A. (“Alfasigma”) is the owner of the ‘620 patent, the ‘199 patent, the ‘206 patent, the ‘542 patent, the ‘275 patent, the ‘644 patent, the ‘781 patent, the ‘196 patent, the ‘949 patent, the ‘904 patent, the ‘452 patent, the ‘231 patent, and the ‘968 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, Bausch Health Ireland Limited (“BIRL”) to market Xifaxan® tablets, 550 mg.   On September 30, 2019, Salix Inc. and its affiliates, Salix Ltd. and BIRL, and Alfasigma (the “Plaintiffs”) filed suit against Sandoz in the U.S. District Court for the District of New Jersey (Case No. 19-18566) pursuant to the Hatch-Waxman Act, alleging infringement by Sandoz of one or more claims of each of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Sandoz’s ANDA for rifaximin tablets, 550 mg. Xifaxan® 550 mg is protected by 26 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book.   On May 6, 2020, the Company announced that an agreement had been reached with Sandoz that resolved this litigation. Under the terms of the agreement, the parties agreed to dismiss all litigation related to Xifaxan® (rifaximin), Sandoz acknowledged the validity of the licensed patents for Xifaxan® (rifaximin) 550 mg tablets and all intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets will remain intact and enforceable until expiry in October 2029. The agreement also grants Sandoz a non-exclusive license to the intellectual property relating to Xifaxan® (rifaximin) 550 mg tablets in the United States beginning January 1, 2028 (or earlier under certain circumstances). Under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Sandoz will have the right to market a royalty-free generic version of Xifaxan® (rifaximin) 550 mg tablets, should it receive approval from the FDA on its ANDA. Sandoz will be able to commence such marketing earlier if another generic rifaximin product is granted approval and such other generic rifaximin product begins to be sold or distributed in the United States before January 1, 2028. The Company will not make any financial payments or other transfers of value as part of this agreement with Sandoz.
On February 17, 2020, the Company and Alfasigma S.p.A. ("Alfasigma") received a Notice of Paragraph IV Certification from Norwich Pharmaceuticals Inc. (“Norwich”), in which Norwich asserted that the following U.S. patents, each of which is listed in the FDA’s Orange Book for the Company's Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which an ANDA has been filed by Norwich: each of the Xifaxan® Patents (as described above), as well as U.S. Patent No. 8,642,573 (the “573 patent”), U.S. Patent No. 8,829,017 (the “017 patent”), U.S. Patent No. 8,946,252 (the “252 patent”), U.S. Patent No. 8,969,398 (the “‘398 patent”), U.S. Patent No. 9,421,195 (the “‘195 patent”), U.S. Patent No. 9,629,828 (the “‘9828 patent”), U.S. Patent No. 10,314,828 (the “’4828 patent”), U.S. Patent No. 10,335,397 (the “‘397 patent”), U.S. Patent No. 10,456,384 (the “‘384 patent”), U.S. Patent No. 10,703,763 (the “‘763 patent”), U.S. Patent No. 10,709,694 (the “‘694 patent”), and U.S. Patent No. 10,765,667 (the “‘667 patent”). Salix Inc. holds the NDA for Xifaxan® and is the owner of the ‘569 patent, the ‘573 patent, the ‘017 patent, the ‘252 patent, the ‘398 patent, the ‘195 patent, the ‘9828 patent, the ‘4828 patent, the ‘397 patent, the ‘384 patent, the ‘694 patent, and the ‘667 patent. Alfasigma is the owner of the ‘620 patent, the ‘199 patent, the ‘206 patent, the ‘542 patent, the ‘275 patent, the ‘644 patent, the ‘781 patent, the ‘196 patent, the ‘949 patent, the ‘904 patent, the ‘452 patent, the ‘231 patent, the ‘968 patent, and the ‘763 patent, each of which has been exclusively licensed to Salix Inc. and/or its affiliate, Bausch Health Ireland Limited (“BIRL”) to market Xifaxan® tablets, 550 mg.  On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Norwich’s ANDA for rifaximin tablets, 550 mg. Xifaxan® 550 mg is protected by 26 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. The Company remains confident in the strength of the Xifaxan® patents and will continue to vigorously pursue this matter and defend its intellectual property.
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
In addition, patents covering the Company's branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review ("IPR") at the U.S. Patent & Trademark Office. The proceedings operate under different standards from district court proceedings, and are often completed within 18 months of institution.  IPR challenges have been brought against patents covering the Company's branded pharmaceutical products.  For example, following Acrux DDS’s IPR petition, the U.S. Patent and Trial Appeal Board ("PTAB"), in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia®, U.S. Patent No. 7,214,506 (the “‘506 patent”). On June 6, 2018, the PTAB issued a written determination invalidating such patent; and on March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings. As a result of a settlement, a joint motion to terminate the proceedings was filed on November 12, 2020 and, on January 8, 2021, the PTAB granted this motion. The ‘506 Patent therefore remains valid and enforceable until its expected expiration in 2026. Jublia® continues to be covered by fourteen other Orange Book-listed patents owned by the Company and its licensor, which expire in the years 2028 through 2035.
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, the Company has been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, only twenty-eight (28) of such product liability suits currently remain pending, and these twenty-eight (28) matters are subject to the Johnson & Johnson indemnification referenced below.
Potential liability (including its attorneys’ fees and costs) arising out of the covered Shower to Shower® lawsuits filed against the Company is subject to certain indemnification obligations of Johnson & Johnson owed to the Company, and legal fees and costs will be paid by Johnson & Johnson. The Company and Johnson & Johnson reached an agreement on April 17, 2019, regarding the scope of the indemnification relating to the majority of the Shower to Shower® matters (the “Covered Matters”) and the Company has dismissed the demand for arbitration that the Company filed against Johnson & Johnson to assert its rights to indemnification. Johnson & Johnson will fully indemnify the Company in the Covered Matters, which include: (i) personal injury and products liability actions arising from alleged exposure to Shower to Shower® prior to March 2020 and (ii) consumer fraud, consumer protection, false advertising or other regulatory actions arising out of the manufacture, use, or sale of Shower to Shower® up to and including September 9, 2012. The Company does not believe that the Covered Matters will have a material impact on the Company’s financial results going forward.
The various lawsuits include a number of cases, either originally filed in or transferred to the In re Johnson & Johnson Talcum Powder Litigation, Multidistrict Litigation 2738, pending in the United States District Court for the District of New Jersey (“MDL”). The Company and Bausch Health US were first named in a lawsuit filed directly into the MDL alleging that the use of the Shower to Shower® product caused the plaintiff to develop ovarian cancer. The plaintiff agreed to a dismissal of all claims against the Company and Bausch Health US in that matter without prejudice. The Company has subsequently been named in one additional lawsuit, originally filed in the District of Puerto Rico and subsequently transferred into the MDL, but has not been served in that case. The Company has also been named in eighteen additional lawsuits filed directly into the MDL that have also not yet been served.
These lawsuits also include a number of matters filed in the Superior Court of Delaware and the Superior Court of New Jersey alleging that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer. Nearly all of these actions have been voluntarily dismissed. Presently, two cases remain pending in New Jersey and one in Delaware. One of the New Jersey cases has not yet been served. The allegations in these cases generally include failure to warn, design defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, and punitive damages.
In addition, these lawsuits also include a number of cases filed in certain state courts in the United States (including the Superior Courts of California, Delaware and New Jersey); the District Court of Louisiana; the Supreme Court of New York (Niagara County); the District Court of Oklahoma City, Oklahoma; the South Carolina Court of Common Pleas (Richland County); the Ohio Court of Common Pleas (Cuyahoga County); and the District Court of Nueces County, Texas (transferred to the asbestos multidistrict litigation docket in the District Court of Harris County, Texas for pre-trial purposes) alleging use of Shower to Shower® and other products resulted in the plaintiffs developing mesothelioma. The Company has been successful in obtaining voluntary dismissals in most of these cases or the plaintiffs have not opposed summary judgment. Presently, four cases remain pending in the Superior Court of New Jersey, and one case in the Court of Common Pleas of Cuyahoga County, Ohio, in which a Notice of Voluntary Dismissal Without Prejudice has been agreed to between the parties. The allegations in these cases generally include design defect, manufacturing defect, failure to warn, negligence, and punitive damages, and in some cases breach of express and implied warranties, misrepresentation, and loss of consortium. The damages sought by the various plaintiffs include compensatory damages, including medical expenses, lost wages or earning capacity, and loss of consortium. In addition, plaintiffs seek compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees.

Additionally, two proposed class actions have been filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec). The Company also acquired the rights to the Shower to Shower® product in Canada from Johnson & Johnson in September 2012. In the British Columbia matter, the plaintiff sought to certify a proposed class action on behalf of persons in British Columbia and Canada who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®, including their estates, executors and personal representatives, and is alleging that the use of this product increases certain health risks. On November 7, 2020, the British Columbia court issued a judgment declining to certify a class as to the Company or Shower to Shower®, and at this time no appeal of that judgment has been filed. In the Quebec matter, the plaintiff sought to certify a proposed class action on behalf of persons in Quebec who have used Johnson & Johnson’s Baby Powder or Shower to Shower®, as well as their family members, assigns and heirs, and is alleging negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner. A certification (also known as authorization) hearing was held in the Quebec matter and the Court certified (or as stated under Quebec law, authorized) the bringing of a class action by a representative plaintiff on behalf of people in Quebec who have used Johnson & Johnson's Baby Powder and/or Shower to Shower® in their perineal area and have been diagnosed with ovarian cancer and/or family members, assigns and heirs. The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages.
In accordance with the indemnification agreement, Johnson & Johnson will continue to vigorously defend the Company in each of the remaining actions that are not voluntarily dismissed or subject to a grant of summary judgment.
General Civil Actions
California Proposition 65 Related Matters
On April 15, 2019, a plaintiff filed a pre-suit notice letter with the California Attorney General notifying the Attorney General’s office of its intent to file suit after 60 days against the Company and certain of its subsidiaries, alleging they committed violations of the California Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”) by manufacturing and distributing Shower to Shower® that they allege contained silica, arsenic, lead and chromium (hexavalent compounds), which they allege are known to cause cancer and/or reproductive toxicity. That notice letter was served on the Company on April 18, 2019.
On January 29, 2020, Plaintiff Jan Graham filed a lawsuit (Graham v. Bausch Health Companies, Inc., et al., Case No. 20STCV03578) in Los Angeles County Superior Court against the Company, Bausch Health US and several other manufacturers, distributors and retailers of talcum powder products, alleging violations of Proposition 65 by manufacturing and distributing talcum powder products containing chemicals listed under the statute, without a compliant warning on the label. On January 29, 2021, certain defendants including the Company and Bausch Health US filed a Motion for Summary Judgment or in the Alternative Motion for Summary Adjudication, which remains pending.
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. The Company filed a motion to dismiss plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss on all claims and dismissed the case with prejudice. On February 19, 2021, plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals.
The Company and Bausch Health US dispute the claims against them and intend to defend each of these lawsuits vigorously.
New Mexico Attorney General Consumer Protection Action
The Company and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v. Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc., the Company and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. In April 2020, Bausch Health US filed a motion to dismiss, which in September 2020, the Court granted in part as to the New Mexico Medicaid Fraud Act and New Mexico Fraud Against Taxpayers Act claims and denied as to all other claims. The

State of New Mexico brings claims against all defendants under the New Mexico Unfair Practices Act and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit seeks to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. Bausch Health US filed its Answer to the Complaint on November 16, 2020. On December 30, 2020 Johnson & Johnson filed a Motion for Partial Judgment on the Pleadings and on January 4, 2021, Bausch Health US filed a joinder to that motion, which remains pending.
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
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed since January 1, 2020, have been inactive from the Company’s perspective for several quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company's next public reports and disclosures, unless required. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
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
California Proposition 65 Related Matters
On February 11, 2019, plaintiffs filed a pre-suit notice letter with the California Attorney General notifying the Attorney General’s office of their intent to file suit after 60 days against the Company and certain of its subsidiaries, alleging they committed violations of Proposition 65 by manufacturing and distributing Shower to Shower® that they allege contained talc contaminated with asbestos, a listed carcinogen. That notice letter was served on the Company on February 22, 2019. By statute, a private lawsuit may not be filed until at least 60 days have passed following service of this pre-suit notice letter. In April 2019, rather than filing a lawsuit against Bausch Health US, the plaintiffs moved for leave to amend their complaint in a pending Proposition 65 lawsuit (Luna, et al. v. Johnson & Johnson, et al., case 2:18-cv-04830-GW-KS) against Johnson & Johnson in federal court in California to add Bausch Health US as a defendant. Plaintiffs subsequently filed a motion to dismiss the lawsuit without prejudice. The court dismissed the case without prejudice on December 18, 2019.
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
21.COMMITMENTS AND CONTINGENCIES
The Company has commitments related to capital expenditures of approximately $54 million as of December 31, 2020.
Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. As of December 31, 2020, the Company believes it is reasonably possible that it may potentially make milestone and license fee payments, including sales-based milestone payments, of approximately $360 million over time, in the aggregate, to third parties for products currently under development or being marketed, primarily consisting of the following:
•Under the terms of a June 2013 distribution and supply agreement with Mylan Pharmaceuticals Inc. (as assignee of Spear Pharmaceuticals, Inc and Spear Dermatology Products Inc.), the Company may be required to make sales-based milestone payments. The Company believes it is reasonably possible that these payments over time may approximate $70 million, in the aggregate.
•Under the terms of an April 2019 agreement with Mitsubishi Tanabe Pharma Corporation, the Company has acquired an exclusive license to develop and commercialize MT-1303 (amiselimod), a late-stage oral compound that targets the sphingosine 1-phosphate (S1P) receptor that plays a role in autoimmune diseases, such as Inflammatory Bowel Disease and ulcerative colitis. The Company may be required to make development and sales-based milestone payments over time of up to $60 million, in the aggregate, as well as royalties on future sales.
•Under the terms of a December 2019 agreement with Novaliq GmbH, the Company has acquired an exclusive license for the commercialization and development in the U.S. and Canada of NOV03 (perfluorohexyloctane), an investigational drug to treat Dry Eye Disease associated with Meibomian gland dysfunction and may be required to make sales-based milestone payments. The Company believes it is reasonably possible that these payments over time may approximate $45 million, in the aggregate, as well as royalties on future sales.
•Under the terms of a November 2019 agreement with Cedars-Sinai Medical Center, to evaluate a new formulation of rifaximin for the treatment of irritable bowel syndrome, the Company may be required to make development and sales-based milestone payments. The Company believes it is reasonably possible that these payments over time may approximate $36 million, in the aggregate.
•Under the terms of an October 2020 agreement with Eyenovia, Inc., the Company has acquired an exclusive license in the United States and Canada for the development and commercialization of an investigational microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression, also known as nearsightedness, in children ages 3-12. Under the terms of the agreement, the Company may be required to make development and sales-based milestone payments. The Company believes it is reasonably possible that these payments over time may approximate $35 million, in the aggregate.
•Under the terms of a May 2020 agreement with STADA Arzneimittel AG and its development partner, Xbrane Biopharma AB, to commercialize in the United States and Canada a biosimilar candidate to Lucentis (ranibizumab), the Company may be required to make development and sales-based milestone payments.
In addition, under the terms of a September 2020 agreement with Allegro, the Company may be required to make a payment of $40 million should Allegro raise additional funding. This amount is excluded from the milestone and license fee payments disclosed above. See Note 3, "ACQUISITIONS, LICENSING AGREEMENTS AND ASSETS HELD FOR SALE" for additional details regarding this agreement.
On February 27, 2018, the Company announced that it entered into an exclusive license agreement with Kaken Pharmaceutical Co., Ltd. ("Kaken") to develop and commercialize a new chemical entity, IDP-131 (KP-470), for the topical treatment of psoriasis. An early proof of concept study has been completed and the results did not meet expectations. As a result, the Company and Kaken have terminated the license agreement.
Due to the nature of these arrangements, the future potential payments related to the attainment of the specified milestones over a period of several years are inherently uncertain. As of December 31, 2020, no accruals related to the aforementioned agreements exist because the milestone targets are not yet probable of being achieved.
Indemnification Provisions
In the normal course of business, the Company enters into agreements that include indemnification provisions for product liability and other matters. These provisions are generally subject to maximum amounts, specified claim periods and other conditions and limits. In addition, the Company is obligated to indemnify its officers and directors in respect of any legal claims or actions initiated against them in their capacity as officers and directors of the Company in accordance with applicable law. Pursuant to such indemnities, the Company is indemnifying certain former officers and directors in respect of certain litigation and regulatory matters. As of December 31, 2020 and 2019, no material amounts were accrued for the Company’s obligations under these indemnification provisions.

22.SEGMENT INFORMATION
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
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, including loss on assets held for sale, Restructuring, integration and separation costs, Acquisition-related contingent consideration costs and Other expense (income), net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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
In connection with the planned separation of its eye-health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc., the Company has begun addressing the internal organizational design and structure of the new entity, which it anticipates having substantially complete by late 2021. As of the date of the issuance of these financial statements, these matters are in the planning phase. In connection with the Separation, the Company expects to realign and begin managing its operations in a manner consistent with the organizational structure of the two separate entities as proposed by the Separation during the first quarter of 2021. Accordingly, the Company expects to begin reporting under the following reporting segments on a retrospective basis beginning with its first quarter of 2021: Bausch + Lomb, International Rx, Salix, Ortho Dermatologics and Diversified Products.

Segment Revenues and Profit
Segment revenues and profits for the years 2020, 2019 and 2018 were as follows:

(in millions)	2020	2019	2018
Revenues:
Bausch + Lomb/International	$4,408	$4,739	$4,664
Salix	1,904	2,022	1,749
Ortho Dermatologics	553	565	617
Diversified Products	1,162	1,275	1,350
Total revenues	$8,027	$8,601	$8,380
Segment profit:
Bausch + Lomb/International	$1,159	$1,332	$1,330
Salix	1,338	1,349	1,149
Ortho Dermatologics	233	222	257
Diversified Products	848	932	1,012
Total segment profit	3,578	3,835	3,748
Corporate	(619)	(609)	(605)
Amortization of intangible assets	(1,645)	(1,897)	(2,644)
Goodwill impairments	—	—	(2,322)
Asset impairments, including loss on assets held for sale	(114)	(75)	(568)
Restructuring, integration and separation costs	(22)	(31)	(22)
Acquisition-related contingent consideration	(48)	(12)	9
Other (expense) income, net	(454)	(1,414)	20
Operating income (loss)	676	(203)	(2,384)
Interest income	13	12	11
Interest expense	(1,534)	(1,612)	(1,685)
Loss on extinguishment of debt	(59)	(42)	(119)
Foreign exchange and other	(30)	8	23
Loss before benefit from income taxes	$(934)	$(1,837)	$(4,154)
Capital Expenditures
Capital expenditures by segment for the years 2020, 2019 and 2018 were as follows:

(in millions)	2020	2019	2018
Capital expenditures:
Bausch + Lomb/International	$282	$225	$139
Salix	3	2	2
Ortho Dermatologics	2	1	1
Diversified Products	2	2	2
	289	230	144
Corporate	13	40	13
Total capital expenditures	$302	$270	$157

Revenues by Product and by Product Category
Revenues for the Company's top ten products for the years 2020, 2019 and 2018 represented 41%, 39% and 36% of total product sales, respectively. Revenues by segment and product category were as follows:

(in millions)	Bausch + Lomb/ International			Salix			Ortho Dermatologics			Diversified Products			Total
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Pharmaceuticals	$759	$885	$892	$1,899	$2,022	$1,752	$279	$355	$457	$741	$810	$927	$3,678	$4,072	$4,028
Devices	1,313	1,524	1,505	—	—	—	253	193	135	—	—	—	1,566	1,717	1,640
OTC	1,432	1,452	1,412	—	—	—	—	—	—	—	—	—	1,432	1,452	1,412
Branded and Other Generics	838	801	784	—	—	—	—	—	—	410	447	407	1,248	1,248	1,191
Other revenues	66	77	71	5	—	(3)	21	17	25	11	18	16	103	112	109
	$4,408	$4,739	$4,664	$1,904	$2,022	$1,749	$553	$565	$617	$1,162	$1,275	$1,350	$8,027	$8,601	$8,380
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer for the years 2020, 2019 and 2018 were as follows:

(in millions)	2020	2019	2018
U.S. and Puerto Rico	$4,791	$5,164	$5,011
China	341	368	361
Canada	331	339	319
Egypt	243	218	178
Poland	238	231	218
Japan	226	241	226
Mexico	225	228	211
France	179	201	205
Germany	144	150	170
Russia	137	180	154
United Kingdom	86	115	117
Spain	78	86	83
Other	1,008	1,080	1,127
	$8,027	$8,601	$8,380
Long-lived assets consisting of property, plant and equipment, net of accumulated depreciation, are attributed to geographic regions based on their physical location as of December 31, 2020 and 2019 were as follows:

(in millions)	2020	2019
U.S. and Puerto Rico	$725	$656
Ireland	328	255
Canada	110	103
Poland	83	90
Germany	80	68
Mexico	49	50
France	34	30
China	31	27
Serbia	30	27
Italy	23	22
Other	74	138
	$1,567	$1,466

Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	2020	2019	2018
McKesson Corporation	17%	17%	18%
AmerisourceBergen Corporation	17%	16%	18%
Cardinal Health, Inc.	13%	14%	13%

SUPPLEMENTARY DATA (UNAUDITED)
Selected unaudited quarterly consolidated financial data are shown below:

	2020
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,012	$1,664	$2,138	$2,213
Expenses	1,764	1,691	1,678	2,218
Operating income (loss)	$248	$(27)	$460	$(5)

Net (loss) income attributable to Bausch Health Companies Inc.	$(152)	$(326)	$71	$(153)

Basic and Diluted (loss) earnings per share attributable to Bausch Health Companies Inc.	$(0.43)	$(0.92)	$0.20	$(0.43)

Net cash provided by operating activities	$261	$200	$256	$394

	2019
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,016	$2,152	$2,209	$2,224
Expenses	1,729	1,895	1,880	3,300
Operating income (loss)	$287	$257	$329	$(1,076)

Net loss attributable to Bausch Health Companies Inc.	$(52)	$(171)	$(49)	$(1,516)

Basic and Diluted loss per share attributable to Bausch Health Companies Inc.	$(0.15)	$(0.49)	$(0.14)	$(4.30)

Net cash provided by operating activities	$413	$339	$515	$234