Form 10-Q
period 2021-03-31
Bausch Health Companies Inc.
filed 2021-05-04
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 358,395,632 shares outstanding as of April 29, 2021.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of March 31, 2021.
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
•the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including a number of pending non-class securities litigations (including certain pending opt-out actions in the U.S. related to the previously settled securities class action (which remains subject to two objectors' appeals of the Court's final approval order) and certain opt-out actions in Canada relating to the recently settled class action in Canada) and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;
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
•factors impacting our ability to stabilize and reposition our Ortho Dermatologics business to generate additional value, including the success of recently launched products, expected geographic expansion in our Solta business (including with respect to Next Generation Thermage FLX®) and the approval of pipeline products (and the timing of such approvals);
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
•the impact of Brexit and the post-Brexit trade deal between the European Union and the United Kingdom;
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
•our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements;
•our ability to effectively promote our own products and those of our co-promotion partners;
•the success of our fulfillment arrangements with Walgreen Co. ("Walgreens"), including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, PBMs, third-party payors and governmental agencies), and the continued compliance of such arrangements with applicable laws;
v

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
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 24, 2021, risks in Item 1A. “Risk Factors” of Part II of this Form 10-Q and risks detailed from time to time in our other filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 24, 2021, under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$679	$605
Restricted cash	1,214	1,211
Trade receivables, net	1,499	1,577
Inventories, net	1,076	1,094
Prepaid expenses and other current assets	924	855
Total current assets	5,392	5,342
Property, plant and equipment, net	1,556	1,567
Intangible assets, net	7,997	8,445
Goodwill	12,485	13,044
Deferred tax assets, net	2,150	2,137
Other non-current assets	617	664
Total assets	$30,197	$31,199
Liabilities
Current liabilities:
Accounts payable	$342	$337
Accrued and other current liabilities	4,556	4,576
Total current liabilities	4,898	4,913
Acquisition-related contingent consideration	202	216
Non-current portion of long-term debt	23,738	23,925
Deferred tax liabilities, net	520	528
Other non-current liabilities	963	1,012
Total liabilities	30,321	30,594
Commitments and contingencies (Note 18)
(Deficit) Equity
Common shares, no par value, unlimited shares authorized, 358,104,438 and 355,422,347 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	10,289	10,227
Additional paid-in capital	393	454
Accumulated deficit	(8,623)	(8,013)
Accumulated other comprehensive loss	(2,256)	(2,133)
Total Bausch Health Companies Inc. shareholders’ (deficit) equity	(197)	535
Noncontrolling interest	73	70
Total (deficit) equity	(124)	605
Total liabilities and (deficit) equity	$30,197	$31,199
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Product sales	$2,003	$1,986
Other revenues	24	26
	2,027	2,012
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	564	505
Cost of other revenues	10	14
Selling, general and administrative	606	633
Research and development	112	122
Amortization of intangible assets	357	436
Goodwill impairments	469	—
Asset impairments, including loss on assets held for sale	148	14
Restructuring, integration and separation costs	12	4
Other (income) expense, net	(30)	36
	2,248	1,764
Operating (loss) income	(221)	248
Interest income	2	7
Interest expense	(368)	(396)
Loss on extinguishment of debt	(5)	(24)
Foreign exchange and other	1	(13)
Loss before (provision for) benefit from income taxes	(591)	(178)
(Provision for) benefit from income taxes	(16)	26
Net loss	(607)	(152)
Net income attributable to noncontrolling interest	(3)	—
Net loss attributable to Bausch Health Companies Inc.	$(610)	$(152)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(1.71)	$(0.43)

Basic and diluted weighted-average common shares	356.8	353.4
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(607)	$(152)
Other comprehensive loss
Foreign currency translation adjustment	(124)	(192)
Pension and postretirement benefit plan adjustments, net of income taxes	1	(5)
Other comprehensive loss	(123)	(197)
Comprehensive loss	(730)	(349)
Comprehensive (income) loss attributable to noncontrolling interest	(3)	2
Comprehensive loss attributable to Bausch Health Companies Inc.	$(733)	$(347)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders' (Deficit) Equity
	Common Shares				Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders' (Deficit) Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total (Deficit) Equity
	Three Months Ended March 31, 2021
Balances, January 1, 2021	355.4	$10,227	$454	$(8,013)	$(2,133)	$535	$70	$605
Common shares issued under share-based compensation plans	2.7	62	(51)	—	—	11	—	11
Share-based compensation	—	—	31	—	—	31	—	31
Employee withholding taxes related to share-based awards	—	—	(41)	—	—	(41)	—	(41)
Net (loss) income	—	—	—	(610)	—	(610)	3	(607)
Other comprehensive loss	—	—	—	—	(123)	(123)	—	(123)
Balances, March 31, 2021	358.1	$10,289	$393	$(8,623)	$(2,256)	$(197)	$73	$(124)

	Three Months Ended March 31, 2020
Balances, January 1, 2020	352.6	$10,172	$429	$(7,452)	$(2,086)	$1,063	$73	$1,136
Effect of application of new accounting standard: financial instruments - credit losses	—	—	—	(1)	—	(1)	—	(1)
Common shares issued under share-based compensation plans	2.0	37	(36)	—	—	1	—	1
Share-based compensation	—	—	27	—	—	27	—	27
Employee withholding taxes related to share-based awards	—	—	(24)	—	—	(24)	—	(24)
Net loss	—	—	—	(152)	—	(152)	—	(152)
Other comprehensive loss	—	—	—	—	(195)	(195)	(2)	(197)
Balances, March 31, 2020	354.6	$10,209	$396	$(7,605)	$(2,281)	$719	$71	$790
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(607)	$(152)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	403	481
Amortization and write-off of debt premiums, discounts and issuance costs	13	15
Asset impairments, including loss on assets held for sale	148	14
Goodwill impairments	469	—
Acquisition-related contingent consideration	(9)	13
Allowances for losses on trade receivable and inventories	17	15
Deferred income taxes	(14)	(70)
Net gain on sale of assets	(23)	(1)
Additions to accrued legal settlements	—	23
Payments of accrued legal settlements	(118)	(3)
Share-based compensation	31	27
Foreign exchange loss	12	16
Gain excluded from hedge effectiveness	(6)	(6)
Loss on extinguishment of debt	5	24
Other	(18)	(7)
Changes in operating assets and liabilities:
Trade receivables	60	69
Inventories	(35)	(94)
Prepaid expenses and other current assets	—	(18)
Accounts payable, accrued and other liabilities	115	(85)
Net cash provided by operating activities	443	261
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(66)	(72)
Payments for intangible and other assets	(2)	—
Purchases of marketable securities	(5)	(2)
Proceeds from sale of marketable securities	2	2
Proceeds from sale of assets and businesses, net of costs to sell	4	21
Interest settlements from cross-currency swaps	11	11
Net cash used in investing activities	(56)	(40)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	(3)	(3)
Repayments of long-term debt	(200)	(1,459)
Payments of employee withholding taxes related to share-based awards	(41)	(24)
Payments of acquisition-related contingent consideration	(6)	(17)
Payments of financing costs	(4)	(18)
Other	11	—
Net cash used in financing activities	(243)	(1,521)
Effect of exchange rate changes on cash and cash equivalents	(13)	(21)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash and cash equivalents held for sale	131	(1,321)
Cash, cash equivalents and restricted cash, beginning of period	1,816	3,244
Cash, cash equivalents, restricted cash and cash and cash equivalents held for sale, end of period	$1,947	$1,923
Cash and cash equivalents	$679	$912
Restricted cash, current	1,214	1,011
Cash and cash equivalents, held for sale	54	—
Cash, cash equivalents, restricted cash and cash and cash equivalents held for sale, end of period	$1,947	$1,923
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
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying unaudited Consolidated Financial Statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these notes to the unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators on February 24, 2021. The unaudited Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited Consolidated Financial Statements for the year ended December 31, 2020, except for the new accounting guidance adopted during the period. The unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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
As of the date of the issuance of these financial statements, the Company continues to make progress toward internal objectives necessary for the Separation and has been actively addressing the internal organizational design and structure of the new entity which it anticipates having completed by the end of its third quarter of 2021. Management is also exploring various capitalization structures and the form of the Separation transaction in order to properly capitalize both entities post-separation.
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
The extent to which these events may continue to impact the Company's business, financial condition, cash flows and results of operations, in particular, will depend on future developments which are highly uncertain and many of which are outside the Company's control. Such developments include the availability and effectiveness of vaccines for the COVID-19 virus, the ultimate geographic spread and duration of the pandemic, the extent and duration of a resurgence of the COVID-19 virus and variant strains thereof, new information concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have a significant adverse effect on the Company's business, financial condition, cash flows and results of operations.
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
Changes in Reportable Segments
Commencing in the first quarter of 2021, the Company operates in the following reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International Rx, (iv) Ortho Dermatologics and (v) Diversified Products. Prior to the first quarter of 2021, the Company operated in the following reportable segments: (i) Bausch + Lomb/International, (ii) Salix, (iii) Ortho Dermatologics and (iv) Diversified Products. Prior period presentations have been recast to conform to the current segment reporting structure. See Note 19, "SEGMENT INFORMATION" for additional information.
Adoption of New Accounting Guidance
In December 2019, the Financial Accounting Standards Board ("FASB") issued guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  The guidance was effective for the Company beginning January 1, 2021. The application of this guidance did not have a material effect on the Company's financial position, results of operations and cash flows.
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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2021	$190	$575	$779	$184	$85	$1,813
Current period provisions	147	34	602	462	55	1,300
Payments and credits	(160)	(56)	(457)	(483)	(66)	(1,222)
Reserve balances, March 31, 2021	$177	$553	$924	$163	$74	$1,891
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $34 million and $32 million as of March 31, 2021 and January 1, 2021, respectively, which are reflected as a reduction of Trade receivables, net in the Consolidated Balance Sheets. Included as a reduction of Distribution Fees in the table above are price appreciation credits of approximately $1 million during the three months ended March 31, 2021.

	Three Months Ended March 31, 2020
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2020	$182	$691	$927	$168	$82	$2,050
Current period provisions	156	42	602	484	53	1,337
Payments and credits	(167)	(75)	(588)	(501)	(61)	(1,392)
Reserve balances, March 31, 2020	$171	$658	$941	$151	$74	$1,995
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $32 million and $29 million as of March 31, 2020 and January 1, 2020, respectively. Included as a reduction of Distribution Fees in the table above are price appreciation credits of approximately $4 million during the three months ended March 31, 2020.

Contract Assets and Contract Liabilities
There are no contract assets for any period presented. Contract liabilities consist of deferred revenue, the balance of which is not material to any period presented.
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors.  Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the three months ended March 31, 2021 and 2020 is as follows.

(in millions)	2021	2020
Balance, Beginning of period	$39	$48
Retrospective effect of application of new accounting standard	—	1
Provision	(2)	2
Write-offs	(1)	—
Foreign exchange and other	1	(3)
Balance, end of period	$37	$48
4.ACQUISITION, LICENSING AGREEMENTS AND ASSETS HELD FOR SALE
Option to Purchase All Ophthalmology Assets of Allegro Ophthalmics, LLC ("Allegro")
On September 21, 2020, the Company announced that it had entered into an agreement to acquire an option to purchase all of the ophthalmology assets of Allegro (the "Option"), a privately held biopharmaceutical company focused on the development of therapies that regulate integrin functions for the treatment of ocular diseases. Among the assets to be acquired if the Option is exercised, is the worldwide rights to risuteganib (Luminate®), Allegro's lead investigational compound in retina, which is believed to simultaneously act on the angiogenic, inflammatory and mitochondrial metabolic pathways implicated in diseases such as intermediate dry Age-related Macular Degeneration ("AMD"). A U.S. Phase 2a study with risuteganib in intermediate dry AMD met its primary endpoint of vision recovery and Phase 3 testing is in the planning stages. The aggregate payments to acquire the Option are $50 million and include an upfront payment of $10 million and a second payment of $40 million should Allegro raise additional funding. During the three months ended September 30, 2020, the Company made and expensed the upfront payment of $10 million as acquired in-process research and development ("IPR&D") in Other (income) expense, net. If the Option is exercised, additional payments to acquire all ophthalmology assets of Allegro will be due.
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
Assets Held for Sale
On March 31, 2021, the Company announced that it and certain of its affiliates had entered into a definitive agreement to sell all of its equity interests in Amoun Pharmaceutical Company S.A.E ("Amoun") for total gross consideration of approximately $740 million (including the assignment to the purchasing entity of an intercompany loan granted by the Company to Amoun), subject to certain adjustments (the “Amoun Sale”). As part of the Amoun Sale, cash generated by Amoun during the period from the locked-box date of January 1, 2021 through closing will be for the benefit of the purchasing entity, subject to working capital during such period. Amoun manufactures, markets and distributes branded generics of human and animal health products. The transaction, which is expected to close in the first half of 2021, remains subject to certain customary closing conditions, including receipt of applicable regulatory approvals. The Amoun business was part of the International Rx segment (formerly included within the Bausch + Lomb/International segment) and was reclassified as held for sale as of

December 31, 2020. As a result of meeting the criteria for held for sale classification, the carrying value of the Amoun business, was adjusted to its estimated fair value, less costs to sell, and the Company recognized an impairment loss of $96 million during the three months ended December 31, 2020. During the three months ended March 31, 2021, the Company recognized an additional impairment loss of $68 million. The total loss of $164 million was primarily due to the anticipated release of non-cash cumulative foreign currency translation losses of $340 million, which were included as part of the carrying value of the Amoun business when measuring for impairment. These losses will be reclassified from Accumulated other comprehensive loss to Net loss upon completion of the sale.
Included in the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 are the following carrying amounts of the Amoun business' assets and liabilities held for sale.

(in millions)	March 31, 2021	December 31, 2020
Prepaid expenses and other current assets:
Cash and cash equivalents	$54	$—
Trade receivables, net	90	91
Inventories, net	70	63
Prepaid expenses and other current assets	11	8
	$225	$162
Other non-current assets:
Property, plant and equipment, net	$69	$68
Goodwill and Intangible assets, net	186	245
Deferred tax assets, net	2	2
	$257	$315

Accrued and other current liabilities:
Accounts payable	$10	$7
Accrued and other current liabilities	29	28
	$39	$35
Other non-current liabilities:
Deferred tax liabilities, net	$36	$36
Other non-current liabilities	22	21
	$58	$57
5.RESTRUCTURING, INTEGRATION AND SEPARATION COSTS
Restructuring and integration costs
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs are expenses associated with the implementation of these cost savings programs and include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. The liability associated with restructuring and integration costs as of March 31, 2021 was $18 million.
During the three months ended March 31, 2021, the Company incurred $3 million of restructuring and integration costs. These costs included: (i) $2 million of facility closure costs and (ii) $1 million of severance costs. The Company made payments of $5 million for the three months ended March 31, 2021.
During the three months ended March 31, 2020, the Company incurred $4 million of restructuring and integration costs. These costs included: (i) $3 million of facility closure costs and (ii) $1 million of severance costs. The Company made payments of $4 million for the three months ended March 31, 2020.

Separation costs and Separation-related costs
The Company has incurred, and will incur, costs associated with activities to effectuate the Separation. These activities include: (i) separating the eye-health business from the remainder of the Company and (ii) registering the eye-health business as an independent publicly traded entity. Separation costs are incremental costs directly related to the Separation and include, but are not limited to: (i) legal, audit and advisory fees, (ii) employee hiring, relocation and travel costs and (iii) costs associated with establishing a new board of directors and audit committee. Included in Restructuring, integration and separation costs for the three months ended March 31, 2021 and 2020 are Separation costs of $9 million and $0, respectively.
The Company has also incurred, and will incur, Separation-related costs which are incremental costs indirectly related to the Separation. Separation-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. Included in Selling, general and administrative expenses for the three months ended March 31, 2021 and 2020 are Separation-related costs of $20 million and $0, respectively.
The Company continues to make progress toward internal objectives necessary for the Separation and the extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
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

	March 31, 2021				December 31, 2020
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$148	$107	$41	$—	$41	$8	$33	$—
Restricted cash	$1,214	$1,214	$—	$—	$1,211	$1,211	$—	$—
Foreign currency exchange contracts	$—	$—	$—	$—	$3	$—	$3	$—
Liabilities:
Acquisition-related contingent consideration	$313	$—	$—	$313	$328	$—	$—	$328
Cross-currency swaps	$35	$—	$35	$—	$70	$—	$70	$—
Foreign currency exchange contracts	$11	$—	$11	$—	$11	$—	$11	$—
Cash equivalents, including cash equivalents held for sale, consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
As of March 31, 2021, Restricted cash includes $1,210 million of payments into an escrow fund under the terms of a settlement agreement regarding certain U.S. securities litigation, subject to two objectors' appeals of the final court approval, and is reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to its short-term nature. These payments will remain in escrow until final approval of the settlement as discussed in Note 18, "LEGAL PROCEEDINGS".

There were no transfers into or out of Level 3 during the three months ended March 31, 2021.
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
The Company’s cross-currency swaps qualify for and have been designated as an accounting hedge of the foreign currency exposure of a net investment in a foreign operation and are remeasured at each reporting date to reflect changes in their fair values. The fair value is determined via a mark-to-market analysis, using observable (Level 2) inputs. These inputs may include: (i) the foreign currency exchange spot rate between the euro and U.S. dollar, (ii) the interest rate yield curves in the euro and U.S. dollar and (iii) the credit risk rating for each applicable counterparty. The net change in fair value of cross-currency swaps is reported as a gain or loss in the Consolidated Statements of Comprehensive Loss as part of Foreign currency translation adjustment to the extent they are effective and remain in Accumulative other comprehensive loss until either the sale or complete, or substantially complete, liquidation of the subsidiary. No portion of the cross-currency swaps were ineffective for the three months ended March 31, 2021 and 2020. The Company uses the spot method of assessing hedge effectiveness. The Company has elected to amortize amounts excluded from the assessment of effectiveness over the term of its cross-currency swaps as Interest expense in the Consolidated Statements of Operations.
The fair value of the Company’s cross-currency swaps liability as of March 31, 2021 and December 31, 2020 was $35 million and $70 million, respectively. Included in Other non-current liabilities is $38 million and $79 million of cross-currency swaps and included in Prepaid expenses and other current assets is $3 million and $9 million of earned interest as of March 31, 2021 and December 31, 2020, respectively.
The following table presents the effect of hedging instruments on the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in millions)	2021	2020
Gain recognized in Other comprehensive loss	$41	$73
Gain excluded from assessment of hedge effectiveness	$6	$6
Location of gain of excluded component	Interest Expense
Settlement of the Company's cross-currency swaps occur in February and August each year. During the three months ended March 31, 2021 and 2020, the Company received $11 million and $11 million, respectively, in settlements which are reported as investing activities in the Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
In 2020 and 2021, the Company entered into foreign currency exchange contracts. As of March 31, 2021 these contracts had an aggregate outstanding notional amount of $436 million.
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
The fair value of the Company's foreign currency exchange contracts liability as of March 31, 2021 and December 31, 2020 was $11 million and $8 million, respectively. Included in Accrued and other current liabilities are $11 million and $11 million and included in Prepaid expenses and other current assets are $0 and $3 million of foreign currency exchange contracts as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, the net change in fair value was a loss of $2 million and $5 million, respectively. Settlements of the Company's foreign currency exchange contracts are reported as a gain or loss in the Consolidated Statements of Operations as part of Foreign exchange and other and reported as operating activities in the Consolidated Statements of Cash Flows. During the three months ended March 31, 2021 and 2020, the Company reported a realized loss of $9 million and $0, respectively, related to settlements of the Company's foreign currency exchange contracts.

Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At March 31, 2021, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 18%, and a weighted average risk-adjusted discount rate of 8%. The weighted average risk-adjusted discount rate was calculated by weighting each contract's relative fair value at March 31, 2021.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in millions)	2021		2020
Balance, beginning of period		$328		$316
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$5		$6
Fair value adjustments due to changes in estimates of other future payments	(14)		7
Acquisition-related contingent consideration		(9)		13
Payments		(6)		(17)
Balance, end of period		313		312
Current portion included in Accrued and other current liabilities		111		44
Non-current portion		$202		$268
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a non-recurring basis:

	March 31, 2021				December 31, 2020
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Other non-current assets:
Non-current assets held for sale	$186	$—	$—	$186	$245	$—	$—	$245
Non-current assets held for sale of $186 million and $245 million included in the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively, were remeasured to their estimated fair values less costs to sell, which utilized Level 3 unobservable inputs. See Note 4, "ACQUISITION, LICENSING AGREEMENTS AND ASSETS HELD FOR SALE", for additional details regarding these assets held for sale.
Fair Value of Long-term Debt
The fair value of long-term debt as of March 31, 2021 and December 31, 2020 was $24,877 million and $25,378 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net consist of:

(in millions)	March 31, 2021	December 31, 2020
Raw materials	$285	$286
Work in process	139	143
Finished goods	652	665
	$1,076	$1,094

8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	March 31, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$20,852	$(15,271)	$5,581	$20,890	$(14,914)	$5,976
Corporate brands	903	(419)	484	907	(404)	503
Product rights/patents	3,304	(3,086)	218	3,305	(3,055)	250
Partner relationships	161	(161)	—	169	(168)	1
Technology and other	208	(199)	9	210	(200)	10
Total finite-lived intangible assets	25,428	(19,136)	6,292	25,481	(18,741)	6,740
Acquired IPR&D not in service	7	—	7	7	—	7
Bausch + Lomb Trademark	1,698	—	1,698	1,698	—	1,698
	$27,133	$(19,136)	$7,997	$27,186	$(18,741)	$8,445
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
Asset impairments, including loss on assets held for sale for the three months ended March 31, 2021 were $148 million and include: (i) an impairment of $71 million due to decreases in forecasted sales of a certain product line in the Ortho Dermatologics business, (ii) an adjustment of $68 million to the loss on assets held for sale in connection with the Amoun Sale and (iii) impairments of $9 million, in aggregate, related to the discontinuance of certain product lines.
Asset impairments, including loss on assets held for sale for the three months ended March 31, 2020 were $14 million due to decreases in forecasted sales of a certain product line.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2021 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2021	2022	2023	2024	2025	2026	Thereafter	Total
Amortization	$1,025	$1,188	$1,018	$895	$811	$679	$676	$6,292

Goodwill
The changes in the carrying amounts of goodwill during the three months ended March 31, 2021 and the year ended December 31, 2020 were as follows:

(in millions)	Bausch + Lomb/ International	Bausch + Lomb	Salix	International Rx	Ortho Dermatologics	Diversified Products	Total
Balance, January 1, 2020	$5,786	$—	$3,159	$—	$1,267	$2,914	$13,126
Assets held for sale reclassified to goodwill	18	—	—	—	—	—	18
Goodwill reclassified to assets held for sale (Note 4)	(217)	—	—	—	—	—	(217)
Foreign exchange and other	117	—	—	—	—	—	117
Balance, December 31, 2020	5,704	—	3,159	—	1,267	2,914	13,044
Realignment of segment goodwill	(5,704)	5,395	—	887	—	(578)	—
Impairment	—	—	—	—	(469)	—	(469)
Foreign exchange and other	—	(47)	—	(43)	—	—	(90)
Balance, March 31, 2021	$—	$5,348	$3,159	$844	$798	$2,336	$12,485
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
The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. The Company estimates the fair value of a reporting unit using a discounted cash flow model which utilizes Level 3 unobservable inputs. The discounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the forecasted cash flows of each reporting unit. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. The quantitative fair value test is performed utilizing long-term growth rates and discount rates applied to the estimated cash flows in estimation of fair value. To estimate cash flows beyond the final year of its model, the Company estimates a terminal value by applying an in-perpetuity growth assumption and discount factor to determine the reporting unit's terminal value.
To forecast a reporting unit's cash flows the Company takes into consideration economic conditions and trends, estimated future operating results, management's and a market participant's view of growth rates and product lives, and anticipates future economic conditions. Revenue growth rates inherent in these forecasts are based on input from internal and external market research that compare factors such as growth in global economies, recent industry trends and product life-cycles. Macroeconomic factors such as changes in economies, changes in the competitive landscape including the unexpected loss of exclusivity to the Company's product portfolio, changes in government legislation, product life-cycles, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets. Accordingly, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and such change could be material.
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
The negative impacts of the COVID-19 pandemic on the global economy have led to significant volatility in the global equity markets. The Company has been able to continue its operations with limited disruptions and has assessed the potential impact that the COVID-19 pandemic is likely to have on its forecasted cash flows. In performing its assessment, the Company considered the possible effects and outcomes of the COVID-19 pandemic on, among other things, its supply chain, customers and distributors, employee base, product sustainability, research and development activities, product pipeline and consumer demand and related rebates and discounts and has made adjustments, although not considered to be material to its long-term forecasts used in its previous goodwill impairment assessments, for these and other matters. After completing this assessment, although not completely insulated from the negative effects of the COVID-19 pandemic, the Company believes that its long-term forecasted cash flows, as adjusted for the possible outcome of the COVID-19 pandemic and other matters, do not indicate that the fair value of any reporting unit may be below its carrying value.
During the pandemic, the public has been advised to engage in certain "social restrictions" such as: (i) remaining at home or shelter-in-place, (ii) limiting social interaction, (iii) closing non-essential businesses and (iv) postponing certain surgical and elective medical procedures in order to prioritize/conserve available health care resources. During the three months ended March 31, 2020, these factors negatively impacted, most notably, the revenues of the Company's Vision Care and Surgical businesses in Asia where the COVID-19 pandemic originated. Beginning in March 2020, and throughout most of the second quarter of 2020, the Company experienced steeper declines in these revenues and the revenues of other businesses as social restrictions expanded worldwide, particularly in the U.S. and Europe. Social restrictions negatively impacted the Company's revenues for contact lenses, intraocular lenses, medical devices, surgical systems and certain pre- and post-operative eye-medications of its Ophtho Rx business, medical aesthetics and therapeutic products of its Global Solta business, and certain branded pharmaceutical products of its Salix, Ortho Dermatologics and Dentistry businesses, as the offices of many health care providers were closed and certain surgeries and elective medical procedures were deferred.
The Company’s 2020 revenues were most negatively impacted during its second quarter by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to the third quarter of 2020. Revenues for the three months ended March 31, 2021 and 2020 were $2,027 million and $2,012 million, respectively. This increase of $15 million in revenue represents a continuously improving trend over the decreases in year-over-year revenues for the three-month periods ended June 30, 2020, September 30, 2020 and December 31, 2020 of 23%, 3% and less than 1%, respectively. Presuming there continues to be increased availability of effective vaccines and any further resurgence of the COVID-19 virus and variant strains thereof do not have a material adverse impact on efforts to contain the COVID-19 virus, the Company anticipates an ongoing, gradual global recovery from the macroeconomic and health care impacts of the pandemic that occurred during the first half of 2020 and anticipates that its revenues will likely return to pre-pandemic levels in 2021. However, the rates of recovery for each business will vary by geography and will be dependent upon, among other things, the availability and effectiveness of vaccines for the COVID-19 virus, government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus and other actions taken in response to the COVID-19 pandemic.
2020 Interim Goodwill Impairment Testing
During the interim periods of 2020, after giving consideration to the nature and timing of the negative impacts of the COVID-19 pandemic on the Company's forecasted cash flows, with the exception of the Ortho Dermatologics reporting unit, no events occurred, or circumstances changed that would indicate that the fair value of any other reporting unit might be below its carrying value and therefore, no impairments were recorded.
During the three months ended March 31, 2020 and June 30, 2020 the operating results for the Ortho Dermatologics reporting unit were less than forecasted primarily due to certain products experiencing longer launch cycles than originally anticipated as a result of the COVID-19 pandemic. The Company revised its long-term forecasts as of March 31, 2020 and as of June 30, 2020 for these matters. Management believed that these events were indicators that there was less headroom as of March 31, 2020 and June 30, 2020 as compared to the headroom calculated on the date Ortho Dermatologics goodwill was previously tested for impairment. Therefore, a quantitative fair value test for impairment to the goodwill of the Ortho Dermatologics reporting unit was performed at March 31, 2020 and at June 30, 2020. Based on the quantitative fair value tests, the fair value of the Ortho Dermatologics reporting unit continued to be greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit at March 31, 2020 and at June 30, 2020.
2020 Annual Goodwill Impairment Testing
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
The Company performed a quantitative fair value test for the Ortho Dermatologics reporting unit as of October 1, 2020, utilizing a long-term growth rate of 2.0% and a range of discount rates between 9.50% and 9.75%, in estimation of the fair value of this reporting unit. Based on the quantitative fair value test, the fair value of the Ortho Dermatologics reporting unit was approximately 10% greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit.
2021 Realignment of Segment Structure
Commencing in 2021, the Company began operating in the following reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International Rx, (iv) Ortho Dermatologics and (v) Diversified Products. The Bausch + Lomb segment consists of the: (i) U.S. Bausch + Lomb and (ii) International Bausch + Lomb reporting units. The Salix segment consists of the Salix reporting unit. The International Rx segment consists of the International Rx reporting unit. The Ortho Dermatologics segment consists of the: (i) Ortho Dermatologics and (ii) Global Solta reporting units. The Diversified Products segment consists of the: (i) Neurology and Other, (ii) Generics and (iii) Dentistry reporting units. This realignment in segment structure resulted in a change in the Company's former International reporting unit, which is now divided between the International Bausch + Lomb reporting unit and International Rx reporting unit. In addition, as part of this realignment of segment structure, certain products historically included in the Generics reporting unit are now included in the U.S. Bausch + Lomb reporting unit. See Note 19, "SEGMENT INFORMATION" for additional information.
As a result of this realignment, goodwill was reassigned to each of the aforementioned reporting units using a relative fair value approach. Goodwill previously reported in the former International reporting unit was reassigned to the International Bausch + Lomb and International Rx reporting units, and a portion of goodwill previously reported in the former Generics reporting unit was reassigned to the U.S. Bausch + Lomb reporting unit.
Immediately prior to the change in reporting units, the Company performed a qualitative fair value assessment for its former: (i) International and (ii) Generics reporting units. Based on the qualitative fair value assessment performed, Management believed that it was more likely than not that the carrying values of its former: (i) International and (ii) Generics reporting units were less than their respective fair values and therefore, concluded a quantitative assessment was not required.
Immediately following the change in reporting units, as a result of the change in composition of the net assets for its current: (i) International Bausch + Lomb, (ii) International Rx and (iii) Generics reporting units, the Company performed a quantitative fair value test. The quantitative fair value test utilized a range of long-term growth rates of 1.0% to 3.0% and a range of discount rates between 11.0% and 12.25%, in estimation of the fair value of the reporting units. After completing the testing, the fair value of each of these reporting units exceeded its carrying value by more than 40%, and, therefore, there was no impairment to goodwill. In addition, as the U.S. Bausch + Lomb reporting unit had a change in composition of its net assets related to certain products historically included in the Generics reporting unit now being included in the U.S. Bausch + Lomb reporting unit, the Company performed a qualitative assessment of this reporting unit. Based on the qualitative fair value assessment performed, Management believed that it was more likely than not that the carrying value of its current U.S. Bausch + Lomb reporting unit was less than its fair value and therefore, concluded a quantitative assessment was not required.
2021 Interim Goodwill Impairment Testing
The Company's latest forecasts of cash flows gives consideration to the nature and timing of the expected revenue losses related to the COVID-19 pandemic as disclosed above. The changes in the amounts and timing of these revenues as presented in the latest forecasts include a range of potential outcomes and, with the exception of the Ortho Dermatologics reporting unit as discussed below, are not substantial enough to materially adversely affect the recoverability of any of the associated reporting units’ assets and are not material enough to indicate that the fair values of those reporting units are more likely than not below their respective carrying values.
During the three months ended March 31, 2021, it became apparent that recent Ortho Dermatologics product launches were not going to achieve their forecasted trajectories that were expected once the offices of health care professionals could reopen as social restrictions associated with the COVID-19 pandemic began to ease in the U.S. In addition, insurance coverage pressures within the U.S. continued to persist limiting patient access to topical acne and psoriasis products. In light of these developments, during the first quarter of 2021 the Company began taking steps to: (i) redirect its R&D spend to eliminate projects it has identified as high cost and high risk, (ii) redirect a portion of its marketing and product development outside the U.S. to geographies where there is better patient access and (iii) reduce its cost structure to be more competitive. As result, during the three months ended March 31, 2021, the Company revised its long-term forecasts for the Ortho Dermatologics reporting unit. Management believes that these events are indicators that there is less headroom as of March 31, 2021 as compared to the headroom calculated on the date goodwill was last tested for impairment (October 1, 2020).

Therefore, a quantitative fair value test for the Ortho Dermatologics reporting unit was performed. The quantitative fair value test utilized the Company's most recent cash flow projections as revised in the first quarter of 2021 to reflect the business changes previously discussed, including a range of potential outcomes, along with a long-term growth rate of 1.0% and a range of discount rates between 9.0% and 10.0%. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at March 31, 2021, and the Company recognized a goodwill impairment of $469 million.
The Company continues to monitor the market conditions impacting the Ortho Dermatologics reporting unit including: (i) the impacts of the COVID-19 pandemic on operations, (ii) the impact of the loss of exclusivity of certain products, (iii) the impact of longer launch cycles for new products, (iv) progress of its product pipeline and (v) ongoing pricing pressures, which could negatively impact the reporting units' results over the long term.
If market conditions further deteriorate, if the factors and circumstances regarding the COVID-19 pandemic escalate beyond management’s current expectations, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and those charges can be material.
No other events occurred or circumstances changed during the period October 1, 2020 (the date goodwill was last tested for impairment for all reporting units) through March 31, 2021 that indicate it is more likely than not the fair value of any reporting unit, other than the Ortho Dermatologics reporting unit, may be below its carrying value.
Accumulated goodwill impairment charges through March 31, 2021 were $4,180 million.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	March 31, 2021	December 31, 2020
Legal matters and related fees	$1,554	$1,672
Product rebates	890	747
Product returns	553	575
Interest	372	341
Employee compensation and benefit costs	279	316
Income taxes payable	132	158
Other	776	767
	$4,556	$4,576

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		March 31, 2021		December 31, 2020
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2023 Revolving Credit Facility	June 2023	$—	$—	$—	$—
June 2025 Term Loan B Facility	June 2025	3,298	3,224	3,298	3,220
November 2025 Term Loan B Facility	November 2025	1,125	1,112	1,125	1,112
Senior Secured Notes:
7.00% Secured Notes	March 2024	1,800	1,789	2,000	1,987
5.50% Secured Notes	November 2025	1,750	1,737	1,750	1,736
5.75% Secured Notes	August 2027	500	494	500	494
Senior Unsecured Notes:
6.125%	April 2025	3,250	3,234	3,250	3,234
9.00%	December 2025	1,500	1,479	1,500	1,478
9.25%	April 2026	1,500	1,488	1,500	1,487
8.50%	January 2027	1,750	1,755	1,750	1,755
7.00%	January 2028	750	742	750	742
5.00%	January 2028	1,250	1,236	1,250	1,236
6.25%	February 2029	1,500	1,481	1,500	1,480
5.00%	February 2029	1,000	989	1,000	988
7.25%	May 2029	750	742	750	741
5.25%	January 2030	1,250	1,236	1,250	1,235
5.25%	February 2031	1,000	988	1,000	988
Other	Various	12	12	12	12
Total long-term debt and other		$23,985	23,738	$24,185	23,925
Less: Current portion of long-term debt and other			—		—
Non-current portion of long-term debt			$23,738		$23,925
Covenant Compliance
The Senior Secured Credit Facilities (as defined below) and the indentures governing the Senior Secured Notes and Senior Unsecured Notes contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. As of March 31, 2021, the amount available for restricted payments under the "builder basket" in the Company’s most restrictive indentures (as defined by those indentures) was approximately $13,100 million (although such availability is subject to the Company's compliance with a 2.00:1.00 fixed charge coverage ratio). The 2023 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
As of March 31, 2021, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.

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
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings. As of March 31, 2021, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 3.11% and 2.86% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2021, the aggregate remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $405 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of

March 31, 2021, the stated rate of interest on the 2023 Revolving Credit Facility was 3.11% per annum. As of March 31, 2021, the Company had no outstanding borrowings, $101 million of issued and outstanding letters of credit and remaining availability of $1,124 million under its 2023 Revolving Credit Facility. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
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
6.25% Senior Unsecured Notes due 2029 - May 2020 Refinancing Transactions
On May 26, 2020, the Company issued $1,500 million aggregate principal amount of 6.25% Senior Unsecured Notes due February 2029 (the "February 2029 Unsecured Notes") in a private placement. The proceeds and cash on hand were used to: (i) repurchase $1,250 million aggregate principal amount of outstanding 6.50% Senior Secured Notes due March 2022, (ii) prepay $303 million of mandatory amortization scheduled for payment in 2022 under the Company's June 2025 and November 2025 Term Loan B Facilities and (iii) pay all fees and expenses associated with these transactions (collectively, the "May 2020 Refinancing Transactions"). The May 2020 Refinancing Transactions were accounted for as an extinguishment of debt, and the Company incurred a loss on extinguishment of debt of $27 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt's carrying value. The February 2029 Unsecured Notes accrue interest at the rate of 6.25% per year, payable semi-annually in arrears on each of February 15 and August 15.

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
5.00% Senior Unsecured Notes due 2029 and 5.25% Senior Unsecured Notes due 2031 – December 2020 Refinancing Transactions
On December 3, 2020, the Company issued $1,000 million aggregate principal amount of 5.00% Senior Unsecured Notes due February 2029 (the "5.00% February 2029 Unsecured Notes") and $1,000 million aggregate principal amount of 5.25% Senior Unsecured Notes due February 2031 (the "February 2031 Unsecured Notes") in a private placement. The aggregate proceeds and cash on hand were used to repurchase the remaining outstanding principal amounts of: (i) €1,500 million of 4.50% Senior Unsecured Notes due 2023 (the "Euro Notes”), (ii) $233 million of 5.50% Senior Unsecured Notes due 2023 (the “March 2023 Unsecured Notes”) and (iii) pay all fees and expenses associated with these transactions (collectively, the "December 2020 Refinancing Transactions"). The December 2020 Refinancing Transactions were accounted for as an extinguishment of debt, and the Company incurred a loss on extinguishment of debt of $7 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt's carrying value. The 5.00% February 2029 Unsecured Notes accrue interest at the rate of 5.00% per year, payable semi-annually in arrears on each of February 15 and August 15. The February 2031 Unsecured Notes accrue interest at the rate of 5.25% per year, payable semi-annually in arrears on each of February 15 and August 15.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company's outstanding debt obligations as of March 31, 2021 and December 31, 2020 was 6.00% and 6.02%, respectively.

Maturities and Mandatory Payments
Maturities and mandatory payments of debt obligations for the remainder of 2021, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2021	$—
2022	—
2023	—
2024	2,091
2025	10,632
2026	1,500
Thereafter	9,762
Total debt obligations	23,985
Unamortized premiums, discounts and issuance costs	(247)
Total long-term debt and other	$23,738
11.PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries. Net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three months ended March 31, 2021 and 2020 consists of:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	1	2	1	1	—	—
Expected return on plan assets	(3)	(3)	(1)	(1)	—	—
Amortization of prior service credit and other	—	—	—	(4)	(1)	(1)
Net periodic (benefit) cost	$(2)	$(1)	$1	$(3)	$(1)	$(1)
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
Approximately 11,858,000 common shares were available for future grants as of March 31, 2021. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The Company has a long-term incentive program with the objective of aligning the share-based awards granted to senior management with the Company’s focus on improving its tangible capital usage and allocation while maintaining focus on improving total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based restricted share units (“RSUs”) and performance-based RSUs. Performance-based RSUs are comprised of awards that: (i) vest upon achievement of certain share price appreciation conditions that are based on total shareholder return (“TSR”), (ii) vest upon attainment of certain performance targets that are based on the Company’s return on tangible capital (“ROTC”) and (iii) vest upon attainment of certain goals that are linked to the Separation.
The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs for the three months ended March 31, 2021 and 2020:

(in millions)	2021	2020
Stock options	$4	$4
RSUs	27	23
	$31	$27

Research and development expenses	$3	$3
Selling, general and administrative expenses	28	24
	$31	$27
Share-based awards granted for three months ended March 31, 2021 and 2020 consist of:

	2021	2020
Stock options
Granted	1,343,000	2,260,000
Weighted-average exercise price	$32.56	$24.77
Weighted-average grant date fair value	$11.45	$6.60
Time-based RSUs
Granted	2,560,000	2,453,000
Weighted-average grant date fair value	$32.45	$23.37
TSR performance-based RSUs
Granted	400,000	425,000
Weighted-average grant date fair value	$56.04	$26.13
ROTC performance-based RSUs
Granted	413,000	472,000
Weighted-average grant date fair value	$31.72	$27.05
Separation performance-based RSUs
Granted	132,000	—
Weighted-average grant date fair value	$32.56	$—
As of March 31, 2021, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $193 million, which will be amortized over a weighted-average period of 1.97 years.

13.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	March 31, 2021	December 31, 2020
Foreign currency translation adjustment	$(2,201)	$(2,077)
Pension and postretirement benefit plan adjustments, net of income taxes	(55)	(56)
	$(2,256)	$(2,133)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested.
During the three months ended March 31, 2021, amounts reclassified from Accumulated other comprehensive loss into the Company's operating results were not material.
14.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs for the three months ended March 31, 2021 and 2020 consist of:

(in millions)	2021	2020
Product related research and development	$105	$114
Quality assurance	7	8
	$112	$122
15.OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the three months ended March 31, 2021 and 2020 consists of:

(in millions)	2021	2020
Litigation and other matters	$—	$23
Acquisition-related contingent consideration	(9)	13
Net gain on sale of assets	(23)	(1)
Acquired in-process research and development costs	2	1
	$(30)	$36
In 2021, Net gain on sale of assets includes $25 million related to the achievement of a milestone related to a certain product.
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
Provision for income taxes for the three months ended March 31, 2021 was $16 million and included: (i) $49 million of net income tax provision for discrete items, which includes: (a) a $46 million tax provision related to potential and recognized withholding tax on intercompany dividends, (b) a $6 million tax provision associated with the filing of certain tax returns, (c) a $6 million tax benefit related to a deduction for stock compensation and (d) a $3 million tax provision recognized for changes in uncertain tax positions and (ii) $33 million of income tax benefit for the Company's ordinary loss for the three months ended March 31, 2021.
Benefit from income taxes for the three months ended March 31, 2020 was $26 million and included: (i) $21 million of net income tax benefit for discrete items, which includes: (a) $10 million in tax benefits recognized for changes in uncertain tax positions, (b) a $5 million net tax benefit related to a deduction for stock compensation and (c) $4 million of net tax benefits associated with filing certain tax returns and (ii) $5 million of income tax benefit for the Company's ordinary loss for the three months ended March 31, 2020.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made except that, as a result of the 2018 adoption of guidance regarding intra-entity transfers, any change in valuation allowance surrounding the adoption of the intra-entity transfer resulting from this adoption was recorded within equity. The valuation allowance against deferred tax assets was $2,248 million and $2,252 million as of March 31, 2021 and December 31, 2020, respectively. The decrease was primarily due to income in Canada. The Company will continue to assess the need for a valuation allowance on a go-forward basis.
As of March 31, 2021 and December 31, 2020, the Company had $1,042 million and $1,025 million of unrecognized tax benefits, which included $51 million and $49 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of March 31, 2021, $431 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2021 could decrease by approximately $203 million in the next 12 months as a result of the resolution of certain tax audits and other events.
The Company continues to be under examination by the Canada Revenue Agency. The Company’s position as of March 31, 2021 with regard to proposed audit adjustments has not changed and the proposed adjustments continue to result primarily in a loss of tax attributes that are subject to a full valuation allowance.
In the U.S., the 2014 tax year remains open to the extent of a 2017 capital loss carried back to that year. The IRS is continuing their examination of the Company's annual tax filings for 2015 and 2016 and the Company's short period tax return for the period ended September 8, 2017, which was filed as a result of the Company's internal restructuring efforts during 2017. At this time, the Company expects to receive a proposed adjustment disallowing a significant capital loss in 2017. The Company believes it will sustain its deduction and no income tax provision has been recorded.
The Company's U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2018.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2016. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's Consolidated Financial Statements.
The Company’s subsidiaries in Australia are under audit by the Australian Tax Office for various years beginning in 2011 through 2017. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's Consolidated Financial Statements.
Certain affiliates of the Company in regions outside of Canada, the U.S., Germany and Australia are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain tax benefits. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's Consolidated Financial Statements.
17.LOSS PER SHARE
Loss per share attributable to Bausch Health Companies Inc. for the three months ended March 31, 2021 and 2020 were calculated as follows:

(in millions, except per share amounts)	2021	2020
Net loss attributable to Bausch Health Companies Inc.	$(610)	$(152)
Basic and diluted weighted-average common shares	356.8	353.4
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(1.71)	$(0.43)
During the three months ended March 31, 2021 and 2020, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 6,657,000 and 5,207,000 common shares for the three months ended March 31, 2021 and 2020, respectively.
During the three months ended March 31, 2021 and 2020, time-based RSUs, performance-based RSUs and stock options to purchase approximately 4,846,000 and 9,561,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

18.LEGAL PROCEEDINGS
From time to time, the Company becomes involved in various legal and administrative proceedings, which include product liability, intellectual property, commercial, tax, antitrust, governmental and regulatory investigations, related private litigation and ordinary course employment-related issues. From time to time, the Company also initiates actions or files counterclaims. The Company could be subject to counterclaims or other suits in response to actions it may initiate. The Company believes that the prosecution of these actions and counterclaims is important to preserve and protect the Company, its reputation and its assets. Certain of these proceedings and actions are described in Note 20, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021. Except as described below, there have been no material updates or developments with respect to any such proceedings or actions during the three months ended March 31, 2021.
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of March 31, 2021, the Company's Consolidated Balance Sheets includes accrued current loss contingencies of $1,554 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Governmental and Regulatory Inquiries
As referenced above, during the three months ended March 31, 2021, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Governmental and Regulatory Inquiries” in Note 20, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021. These matters include:
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
On December 16, 2019, the Company announced that it had agreed to settle, subject to final court approval, the consolidated securities class action filed in the U.S. District Court for the District of New Jersey (In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658). On January 31, 2021 the District Court issued an order granting final approval of this settlement. On February 4, 2021, Timber Hill filed a notice of appeal of the Court’s final approval order, which overruled its objections to the allocation of settlement proceeds as between common stock and options. On March 1, 2021, Cathy Lochridge filed a notice of appeal of the Court’s final approval order, which overruled her objections as to the attorneys’ fees awarded to class counsel.
In October 2015, four putative securities class actions were filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor. On May 31, 2016, the court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658. On December 16, 2019, the Company, the current or former officers and directors, ValueAct, and the underwriters announced that they agreed to resolve the securities action for $1,210 million, subject to final court approval. This settlement received final approval from the court on January 31, 2021 and will resolve and discharge all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. On January 27, 2020 the court preliminarily approved the settlement. A final settlement approval hearing was held on May 27, 2020 and the settlement remains subject to appeals of the final court approval issued on January 31, 2021. In order to qualify for a settlement payment all persons and entities that purchased or otherwise acquired the Company securities during the class period must have submitted a proof of claim and release form by May 6, 2020. The settlement payment is being paid in accordance with the payment schedule outlined in the settlement agreement. The opt-out litigations discussed below remain ongoing.
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
In addition to the consolidated putative class action, thirty-seven groups of individual investors in the Company’s stock and debt securities have chosen to opt out of the consolidated putative class action and filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These actions were captioned previously in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 24, 2021. Sixteen of the thirty-seven opt-out actions have been dismissed; and the total number of remaining opt-out actions pending in the District of New Jersey is twenty-one actions.
These individual shareholder actions assert claims under Sections 10(b), and 20(a) of the Exchange Act. Certain of these individual actions assert additional claims, including claims under Section 18 of the Exchange Act, Sections 11, 12(a)(2), and 15 of the Securities Act, common law fraud, negligent misrepresentation, and claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act. These claims are based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. The allegations in the complaints are similar to those made by plaintiffs in the putative class action. Motions to dismiss have been filed and in most cases decided in many of these individual actions. To date, the Court has dismissed state law claims including New Jersey Racketeer Influenced and Corrupt Organizations Act, common law fraud, and negligent misrepresentation claims in certain cases. On January 7, 2019, the Court entered a stipulation of voluntary dismissal in the Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) opt-out action, closing the case. On September 10, 2019, the Court granted defendants’ motion to dismiss all claims in the Bahaa Aly v. Valeant Pharmaceuticals International, Inc. (“Aly”) (Case No. 18-cv-17393) opt-out action. On October 9, 2019, the Aly Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. On June 19, 2020, the Court entered stipulations of voluntary dismissal in the Catalyst, Mississippi, Connecticut, and Delaware actions. On July 13, 2020, the Court entered a stipulation of voluntary dismissal in the NYCERS action. On December 30, 2020, the Court entered a stipulation of voluntary dismissal in the BlueMountain action. On February 18, 2021, and March 10, 2021, the Court entered stipulations of voluntary dismissal in the T. Rowe, BloombergSen, Principal Funds, Pentwater, Lord Abbett, Equity Trustees, and UC Regents actions. On April 30, 2021, the Court entered a stipulation of voluntary dismissal in the Florida SBA action.
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
On October 8 and 9, 2020, respectively, CalSTRS amended its proceedings to, among other things, include a new alleged misrepresentation concerning the accounting treatment of “price appreciation credits” in respect of Glumetza® during the period covered by the claims. A hearing was held on February 17, 2021 with respect to whether CalSTRS would be permitted to file the proposed amended proceedings, with the decision of the Court pending.
On March 17, 2021, four additional opt-outs from the Catucci class issued a Statement of Claim in the Ontario Superior Court of Justice. That proceeding is captioned The Bank of Korea et al. v. Valeant Pharmaceuticals International Inc. et al. (Court File No. 21-006589666-0000). In addition, these plaintiffs also served and filed a motion for leave to pursue claims under the Ontario Securities Act. The allegations in this proceeding are similar to those made by the plaintiffs in the Catucci class action and the plaintiffs in the opt-out actions described above.
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
Other Securities and RICO Class Actions and Related Matters
As referenced above during the three months ended March 31, 2021, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Securities and RICO Class Actions and Related Matters” in Note 20, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021. Such matters include:
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
These actions, five (5) of which remain pending, have been consolidated and coordinated in In re Glumetza Antitrust Litigation, Case No. 3:19-cv-05822-WHA. The lawsuits allege that a 2012 settlement of a patent litigation regarding Glumetza® delayed generic entry in exchange for an agreement not to launch an authorized generic of Glumetza® or grant any other company a license to do so. The complaints allege that the settlement agreement resulted in higher prices for Glumetza®

and its generic equivalent both prior to and after generic entry. Both the class and non-class plaintiffs seek damages under federal antitrust laws for claims based on direct purchases. All Plaintiffs have filed a motion for partial summary judgment, whereas Defendants have filed a motion for summary judgment as to all claims. On April 22, 2021, the court held a hearing at which the parties presented argument on the summary judgment motions. The court took the motions under submission.
On February 8, 2021, the insurer plaintiff filed an action asserting state law claims in the Superior Court of Alameda County, California against the Company and others. Defendants’ demurrer to all causes of action in the state court action is scheduled to be heard on June 29, 2021.
The Company disputes the claims against it and intends to vigorously defend these matters.
Generic Pricing Antitrust Litigation
The Company’s subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16-MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which have been brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, States, and various Counties, Cities, and Towns, have been or are expected to be consolidated into the MDL. There are also additional, separate complaints which have been consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. There are two cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed in either case and the cases have been put in deferred status. The Company disputes the claims against it and continues to defend itself vigorously.
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
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Uceris®, Xifaxan® 550mg, Plenvu®, Bryhali®, Duobrii®, Trulance® and Jublia® in the United States, or other similar suits.
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
On February 17, 2020, the Company and Alfasigma S.p.A. ("Alfasigma") received a Notice of Paragraph IV Certification from Norwich Pharmaceuticals Inc. (“Norwich”), in which Norwich asserted that the U.S. patents listed in the FDA's Orange Book for the Company’s Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which an ANDA has been filed by Norwich. The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Norwich’s ANDA for rifaximin tablets, 550 mg. Xifaxan® is protected by 26 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. The Company remains confident in the strength of the Xifaxan® patents and will continue to vigorously pursue this matter and defend its intellectual property.
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
In addition, patents covering the Company's branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review ("IPR") at the U.S. Patent & Trademark Office. The proceedings operate under different standards from district court proceedings, and are often completed within 18 months of institution.  IPR challenges have been brought against patents covering the Company's branded pharmaceutical products.  For example, following Acrux DDS’s IPR petition, the U.S. Patent and Trial Appeal Board ("PTAB"), in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia® (U.S. Patent No. 7,214,506 (the "‘506 Patent")) and, on June 6, 2018, issued a written determination invalidating such patent. An appeal of this decision was filed on August 7, 2018. On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings. As a result of a settlement, a joint motion to terminate the proceedings was filed on November 12, 2020 and, on January 8, 2021, the PTAB granted this motion. The ‘506 Patent, therefore, remains valid and enforceable and expires in 2026. Jublia® is covered by fourteen Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2028 through 2035. In August and September 2018, we received notices of the filing of a number of ANDAs with paragraph IV certification, and have timely filed patent infringement suits against these ANDA filers, and, in addition, we have also commenced certain patent infringement proceedings in Canada against three separate defendants. All cases in Canada regarding Jublia® have been settled.

Product Liability
As referenced above, during the three months ended March 31, 2021, there have been no material updates or developments with respect to certain proceedings or actions as described under “Product Liability” in Note 20, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021. These matters include:
Shower to Shower® Products Liability Litigation
Since 2016, the Company has been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, thirty (30) of such product liability suits currently remain pending. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to the Company, and legal fees and costs will be paid by Johnson & Johnson. Twenty-eight (28) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions have been filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to the Company or Shower to Shower®, and at this time no appeal of that judgment has been filed. In accordance with the indemnification agreement, Johnson & Johnson will continue to vigorously defend the Company in each of the remaining actions that are not voluntarily dismissed or subject to a grant of summary judgment.
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
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. The Company filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals.
The Company and Bausch Health US dispute the claims against them and intend to defend each of these lawsuits vigorously.
New Mexico Attorney General Consumer Protection Action
The Company and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v. Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc., the Company and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. In April 2020,

Bausch Health US filed a motion to dismiss, which in September 2020, the Court granted in part as to the New Mexico Medicaid Fraud Act and New Mexico Fraud Against Taxpayers Act claims and denied as to all other claims. The State of New Mexico brings claims against all defendants under the New Mexico Unfair Practices Act and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit seeks to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. Bausch Health US filed its Answer on November 16, 2020. On December 30, 2020, Johnson & Johnson filed a Motion for Partial Judgment on the Pleadings and on January 4, 2021, Bausch Health US filed a joinder to that motion, which was denied on March 8, 2021.
The Company and Bausch Health US dispute the claims against them and intend to defend each of these lawsuits vigorously.
Other General Civil Actions
As referenced above, during the three months ended March 31, 2021, there have been no material updates or developments with respect to certain proceedings or actions as described under “General Civil Actions” in Note 20, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020), filed with the SEC on February 24, 2021. These matters include:
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
19.SEGMENT INFORMATION
Reportable Segments
In connection with the planned Separation of its eye-health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc., the Company has begun managing its operations in a manner consistent with the organizational structure of the two separate entities as proposed by the Separation. As a result, during the first quarter of 2021, the Company’s Chief Executive Officer ("CEO"), who is the Company’s Chief Operating Decision Maker, commenced managing the business differently through changes in its operating and reportable segments, which necessitated a realignment of the Company's historical segment structure. This realignment is consistent with how the Company’s CEO currently: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, effective in the first quarter of 2021, the Company operates in the following reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International Rx, (iv) Ortho Dermatologics and (v) Diversified Products. In addition, as part of this realignment of segment structure, certain products historically included in certain segments are now included in their new respective segments based on the organizational structure of the two separate entities as proposed by the Separation. Prior period presentation of segment revenues and segment profits has been recast to conform to the current segment reporting structure.
The following is a brief description of the Company’s segments:
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Consumer, Surgical and Ophthalmology Rx products.
•The Salix segment consists of sales in the U.S. of GI products.
•The International Rx segment consists of sales, with the exception of sales of Bausch + Lomb and Solta products, outside the U.S. and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical products and OTC products.

•The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta medical aesthetic devices.
•The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products and (iii) dentistry products.
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, Acquired in-process research and development costs, Restructuring, integration and separation costs and Other (income) expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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
Segment Revenues and Profits
Segment revenues and profits for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Revenues:
Bausch + Lomb	$881	$875
Salix	472	477
International Rx	306	291
Ortho Dermatologics	141	131
Diversified Products	227	238
	$2,027	$2,012
Segment profits:
Bausch + Lomb	$239	$263
Salix	327	319
International Rx	109	98
Ortho Dermatologics	70	47
Diversified Products	171	167
	916	894
Corporate	(181)	(156)
Amortization of intangible assets	(357)	(436)
Goodwill impairments	(469)	—
Asset impairments	(148)	(14)
Restructuring, integration and separation costs	(12)	(4)
Other income (expense), net	30	(36)
Operating (loss) income	(221)	248
Interest income	2	7
Interest expense	(368)	(396)
Loss on extinguishment of debt	(5)	(24)
Foreign exchange and other	1	(13)
Loss before (provision for) benefit from income taxes	$(591)	$(178)

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

	Three Months Ended March 31, 2021
(in millions)	Bausch + Lomb	Salix	International Rx	Ortho Dermatologics	Diversified Products	Total
Pharmaceuticals	$125	$470	$59	$65	$177	$896
Devices	382	—	—	72	—	454
OTC	316	—	25	—	2	343
Branded and Other Generics	51	—	212	—	47	310
Other revenues	7	2	10	4	1	24
	$881	$472	$306	$141	$227	$2,027

	Three Months Ended March 31, 2020
(in millions)	Bausch + Lomb	Salix	International Rx	Ortho Dermatologics	Diversified Products	Total
Pharmaceuticals	$138	$477	$66	$76	$182	$939
Devices	341	—	—	51	—	392
OTC	321	—	26	—	2	349
Branded and Other Generics	68	—	188	—	50	306
Other revenues	7	—	11	4	4	26
	$875	$477	$291	$131	$238	$2,012
The top ten products for the three months ended March 31, 2021 and 2020 represented 40% and 40% of total revenues for the three months ended March 31, 2021 and 2020, respectively.
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
U.S. and Puerto Rico	$1,162	$1,211
China	110	58
Canada	76	90
Mexico	69	41
Egypt	66	58
Poland	62	73
Japan	60	54
France	54	47
Germany	42	44
Russia	31	34
United Kingdom	25	23
South Korea	20	17
Other	250	262
	$2,027	$2,012

Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Three Months Ended March 31,
	2021	2020
AmerisourceBergen Corporation	18%	19%
McKesson Corporation (including McKesson Specialty)	16%	16%
Cardinal Health, Inc.	12%	13%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through May 4, 2021 and should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Consolidated Financial Statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2020, which were included in our Annual Report on Form 10-K filed on February 24, 2021. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
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
Reportable Segments and Strategies
As discussed further below, on August 6, 2020, the Company announced that it intends to separate its eye-health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc. (the “Separation”). In connection with the planned Separation of its eye-health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc., the Company has begun managing its operations in a manner consistent with the organizational structure of the two separate entities as proposed by the Separation. As a result, during the first quarter of 2021, the Company’s Chief Executive Officer ("CEO"), who is the Company’s Chief Operating Decision Maker, commenced managing the business differently through changes in its operating and reportable segments, which necessitated a realignment of the Company's historical segment structure. This realignment is consistent with how the Company’s CEO currently: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, effective in the first quarter of 2021, the Company operates in the following reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International Rx, (iv) Ortho Dermatologics and (v) Diversified Products. In addition, as part of this realignment of segment structure, certain products historically included in certain segments are now included in their new respective segments based on the organizational structure of the two separate entities as proposed by the Separation. Prior period presentation of segment revenues and segment profits has been recast to conform to the current segment reporting structure.

The Bausch + Lomb segment - consists of our Global Bausch + Lomb eye-health business which includes our Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmology Rx products, which in aggregate accounted for approximately 44%, 42% and 44% of our Company's revenues for the three months ended March 31, 2021 and the years 2020 and 2019, respectively. Our Bausch + Lomb business is a fully-integrated eye-health business, which we believe is critical to maintaining and developing our position in the global eye-health market. As a fully integrated eye-health business with a legacy over 165 years, Bausch + Lomb has an established line of contact lenses, intraocular lenses and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye-health market.
As part of our global Bausch + Lomb business strategy, we continually look for key trends in the eye-health market to meet changing consumer/patient needs and identify areas for investment and growth. For instance, one of these trends is the increasing rate of myopia, and importantly, myopia as a potential risk factor for glaucoma, macular degeneration and retinal detachment. We continue to see increased demand for new eye-health products that address conditions brought on by factors, such as increased screen time, lack of outdoor activities and academic pressures, as well as conditions brought on by an aging population for example, as more and more baby-boomers in the U.S. are reaching the age of 65. To supplement our well-established Bausch + Lomb product lines, we continue to identify new products tailored to address these key trends, which we develop internally with our own research and development (“R&D”) team to generate organic growth. Recent product launches include Biotrue® ONEday daily disposable contact lenses, the next generation of Bausch + Lomb ULTRA® contact lenses, SiHy Daily contact lenses (branded as AQUALOX™ ONE DAY in Japan, Bausch + Lomb INFUSE™ SiHy Daily Disposable in the U.S. and Bausch + Lomb Ultra® ONE DAY in Australia, Hong Kong and Canada), Lumify® (an eye redness treatment), Vyzulta® (a pressure lowering eye drop for patients with angle glaucoma or ocular hypertension), Ocuvite® Eye Performance (vitamins to protect the eye from stressors such as sunlight and blue light emitted from digital devices), and SimplifEYE™ (preloaded intraocular lens injector platform for enVista interocular lens).
We also license selective molecules or technology in leveraging our own R&D expertise through development, as well as seek out external product development opportunities. Examples of this include the acquired global exclusive license for a myopia control contact lens design developed by BHVI, which we plan to pair with our leading contact lens technologies to develop potential contact lens treatments designed to slow the progression of myopia in children, and the acquired exclusive licenses for the commercialization and development in the U.S. and Canada of: (i) a microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression in children ages 3-12; (ii) Xipere™ which, if approved by the U.S. Food and Drug Administration ("FDA"), will be the first treatment for patients suffering from macular edema associated with uveitis; and (iii) NOV03, an investigational drug with a novel mechanism of action to treat Dry Eye Disease ("DED") associated with Meibomian gland dysfunction ("MGD"). We also acquired the U.S. rights to EM-100, which was recently launched as Alaway® Preservative-Free and is the first OTC preservative-free formulation eye drop for the temporary relief of itchy eyes due to pollen, ragweed, grass, animal hair and dander in adults and children 3 years of age and older. Recently, we entered into an agreement which provides the Company an option to acquire all ophthalmology assets of Allegro Ophthalmics, LLC (“Allegro”), including risuteganib (Luminate®), an investigational compound in retina, which is believed to simultaneously act on the angiogenic, inflammatory and mitochondrial metabolic pathways implicated in diseases such as intermediate dry Age-related Macular Degeneration ("AMD"). A U.S. Phase 2a study with risuteganib in intermediate dry AMD met its primary endpoint of vision recovery and Phase 3 testing is in the planning stages. We believe investments in these investigational treatments, if approved by the FDA, will complement, and help build upon, our strong portfolio of integrated eye-health products.
The Salix segment - consists of sales in the U.S. of GI products, which in aggregate accounted for approximately 23%, 24% and 23% of our Company's revenues for the three months ended March 31, 2021 and the years 2020 and 2019, respectively. The Salix segment includes our Xifaxan® product which accounted for approximately 18%, 18% and 17% of our Company's revenues for the three months ended March 31, 2021 and the years 2020 and 2019, respectively.
We have been making investments in our Salix business since 2017, including: (i) hiring 200 trained and experienced sales force representatives to expand the commercial field force for Xifaxan®, (ii) increasing the focus on the development of next generation formulations of our Salix intellectual property to address new indications, (iii) completing the strategic acquisition of certain assets of Synergy Pharmaceuticals Inc. (“Synergy”), which included the Trulance® product, and (iv) increasing the number of sales force representatives for Trulance®. In addition, we have entered into licensing agreements for investigational products, which, once developed and if approved by the FDA, will be new treatments for certain GI and liver diseases and we anticipate will contribute to the future growth. Each of these opportunities potentially provides us with the ability to expand our GI portfolio and allows us to leverage our existing GI sales force, supply channel and distribution channel.
The International Rx segment - consists of sales, other than sales of our Bausch + Lomb and Solta products, in Canada, Europe, Asia, Australia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products and OTC products, which in aggregate accounted for approximately 15%, 15% and 13% of our

Company's revenues for the three months ended March 31, 2021 and the years 2020 and 2019, respectively. Principal products within our International Rx segment include Bisocard®, Thrombo ASS®, Contrave® / Mysimba®, Jublia®, Ivexterm® and Espaven®.
The Ortho Dermatologics segment - consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological products) and (ii) global sales of Solta dermatological devices. Revenues from the Ortho Dermatologics segment accounted for approximately 7%, 7% and 7% of our Company's revenues for the three months ended March 31, 2021 and the years 2020 and 2019, respectively.
The Ortho Dermatologics business is our medical dermatology business dedicated to the treatment of a range of therapeutic areas, including psoriasis, actinic keratosis, acne, atopic dermatitis, onychomycosis and other dermatoses. As part of our business strategy for the Ortho Dermatologics business, we have made significant investments to build out our psoriasis, atopic dermatitis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities, with a focus on topical gel and lotion products over injectable biologics. We continue to support the use of injectable biologics; however, we believe some patients prefer topical products as an alternative to injectable biologics. Further, as topical products can, in many cases, defer the use of injectable biologics that often come with associated risk/benefit profiles, a topical product is usually readily adopted by payors, is less expensive and can be more cost-effective than injectable biologics. Therefore, we believe topical products represent alternative treatments for physicians, payors and patients, and as the preferred choice of treatment, have the potential to drive greater volumes, generate better margins and potentially be a key contributing factor of our Ortho Dermatologics business.
Our Solta business is dedicated to the development of innovative treatment technologies that provide proven and effective medical aesthetic and therapeutic benefits to consumers. Global Solta revenues were $72 million, $51 million, $253 million and $194 million for the three months ended March 31, 2021 and 2020 and the years 2020 and 2019, respectively. The increase in revenue is primarily attributable to Next Generation Thermage FLX®, a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. During 2018 and 2019, Next Generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta medical aesthetic devices portfolio. These launches have been successful as Next Generation Thermage FLX® revenues were $39 million, $26 million, $142 million and $77 million for the three months ended March 31, 2021 and 2020 and the years 2020 and 2019, respectively. We expect additional launches of Next Generation Thermage FLX® in Europe in the near term, paced by country-specific regulatory registrations.
The Diversified Products segment - consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, such as Wellbutrin®, Aplenzin®, Cuprimine®, Ativan® and Migranal®, (ii) generic products, such as Uceris® authorized generic (“AG”), Elidel® AG, Migranal® AG and Diastat® AG, and (iii) dentistry products, such as Arestin® and NeutraSal®. Revenues from our Diversified Products segment accounted for approximately 11%, 12% and 13% of our Company's revenues for the three months ended March 31, 2021 and the years 2020 and 2019, respectively. The Company utilizes the Diversified Products segment to extend the long-term cash flows from a number of assets that are expected to decline over time due to the loss of exclusivity, by launching and selling authorized generic versions of certain branded assets.
For a comprehensive discussion of our business, business strategy, products and other business matters, see Item 1. “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the Canadian Securities Administrators ("CSA") on February 24, 2021.
Our Focus on Value
In 2016, we retained a new executive team which implemented a multi-year plan designed to transform and bring out value in our Company. The multi-year plan increased our focus on, among other factors, our: product portfolio, infrastructure, geographic footprint, capital structure and risk management. Since that time, we have been executing and continue to execute on our commitments to transform the Company and generate value. Under the multi-year plan we have taken the following actions, among others:
•divested non-core assets in order to narrow the Company's activities to our core businesses where we believe we have an existing and sustainable competitive edge and the ability to generate operational efficiencies. To date, we received approximately $3,500 million in net proceeds from these divestitures. In addition, as discussed below, on March 31, 2021, the Company announced that it and certain of its affiliates had entered into a definitive agreement to sell all of its equity interests in Amoun Pharmaceutical Company S.A.E ("Amoun") for total gross consideration of approximately $740 million, subject to certain adjustments (the “Amoun Sale”);
•made strategic investments in our core businesses in order to support recent revenue growth and prepare for additional growth opportunities we plan to capitalize on for our core businesses;

•made measurable progress in improving our capital structure as we have repaid over $8,800 million in debt obligations (net of additional borrowings, amounts refinanced and excluding the $1,210 million financing of the U.S. Securities Litigation settlement discussed below) during the period January 1, 2016 through the date of this filing, using the proceeds from the divestiture of non-core assets, cash generated from our operations and improved working capital management. Further, upon the closing of the Amoun Sale (which is subject to certain customary closing conditions), we expect to use the net proceeds of the Amoun Sale to pay down certain debt obligations thereby further deleveraging the Company; and
•resolved many of the Company's legacy litigation matters originating back to 2015 and prior, including the most significant legacy legal matter, the U.S. Securities Litigation settlement discussed below, significantly reducing related possible disruptions and other uncertainties to our operations.
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
We continue to make progress toward the internal objectives necessary for the Separation and have been actively addressing the internal organizational design and structure of the new entity. We are actively addressing the structure and pro forma capitalizations of the two entities post-separation and have announced certain key leadership positions of the Bausch + Lomb entity. Based on our assessment, we believe that, by the end of the third quarter of 2021, we will be able to address the organizational matters and regulatory requirements needed to operate the businesses separately and put the Bausch + Lomb entity in a position to become an independent publicly traded company. Management is also considering the form of the Separation and exploring a number of alternative capitalization structures in order to properly capitalize the entities post-separation. Although a public offering of a portion of the Bausch + Lomb business is among the alternate capital structures being considered, this Form 10-Q does not constitute an offer of any securities of Bausch + Lomb for sale. There are considerations, approvals and conditions that will determine the ultimate timing and structure of this transaction, including regulatory approvals, final approval by our board of directors, any shareholder vote requirements that may be applicable, compliance with U.S. and Canadian securities laws and stock exchange rules, receipt of any applicable opinions and/or rulings with respect to the Canadian and U.S. federal income tax treatment of such transaction and determination of the pro forma capitalizations of the two entities. The failure to satisfy all of the required conditions could delay the completion of this transaction for a significant period of time or prevent it from occurring at all. While we anticipate that we will be able to complete the internal organizational design and structure of the Bausch + Lomb entity by the end of the third quarter of 2021, we will need to complete a number of additional steps that will depend on the ultimate structure of the transaction (in addition to obtaining the regulatory approvals and satisfying the conditions described above) before we can complete the Separation. As a result, there can be no assurance as to the timing of the completion of the Separation or its terms, and the information in this Form 10-Q relating to the Separation is preliminary and may change as the transaction progresses and any such change may be material.

See Item 1A. “Risk Factors — Risk Relating to the Separation” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021 for additional risks relating to the Separation.
Divest Assets to Improve Our Capital Structure and Simplify Our Business
In order to better focus on our core businesses, we continue to evaluate opportunities to simplify our operations and improve our capital structure, including dispositions of various assets. For example, on March 31, 2021 we announced the Amoun Sale. Amoun manufactures, markets and distributes branded generics of human and animal health products. The transaction, which is expected to close in the first half of 2021, remains subject to certain customary closing conditions, including receipt of applicable regulatory approvals. The Amoun business was part of the International Rx segment (formerly included within the Bausch + Lomb/International segment). Revenues associated with Amoun were $247 million, $220 million and $183 million for the years 2020, 2019 and 2018, respectively. For the twelve months ended March 31, 2021, Amoun's operating income was $51 million, depreciation, amortization and asset impairments were $28 million and Adjusted EBITDA contribution (non-GAAP) per our debt covenant calculations was $79 million. We anticipate using the net proceeds from the Amoun Sale to pay down certain debt obligations.
We are actively considering further dispositions of various assets in line with this strategy. While we anticipate that any future divestiture activities will be on non-core assets, consistent with our duties to our shareholders and other stakeholders, we will consider dispositions in core areas that we believe represent attractive opportunities for the Company. See Note 4, "ACQUISITION, LICENSING AGREEMENTS AND ASSETS HELD FOR SALE" to our unaudited interim Consolidated Financial Statements for additional information.
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
As the global economic landscape changes, there is a wide range of possible outcomes regarding the nature and timing of events related to the COVID-19 pandemic, each of which are highly dependent on variables that are difficult to predict. Developments, including the ultimate geographic spread and duration of the pandemic, the extent and duration of a resurgence, if any, new information concerning the severity of the COVID-19 virus and variant strains thereof, the effectiveness and intensity of measures to contain the COVID-19 virus, the availability and effectiveness of vaccines for the COVID-19 virus and the economic impact of the pandemic and the reactions to it, could have a significant adverse effect on our business, development programs, financial condition, cash flows and results of operations. The extent of these developments and the related impacts are highly uncertain and many are outside the Company's control.
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
Our Employees
Our employees' health, safety, and wellness are important to us. With the COVID-19 outbreak, a focus in 2020 was protecting the health and safety of our employees and their families. We broadened our existing remote work policies to enable our global employees to work from home wherever possible. In circumstances where remote work was not possible (such as at our manufacturing and distribution facilities), we implemented safety measures to ensure we prevented the spread of COVID-19 in the workplace, such as mandatory face coverings, social distancing, hand hygiene, plexiglass barriers, limited face-to-face meetings and other procedures as prescribed by global public health organizations, such as the WHO and U.S. Centers for Disease Control and Prevention. We also provided resources for our employees specifically in response to COVID-19, including launching a website – Collaborating in the New Normal – to help our employees encourage each other, lead with empathy and adapt as we navigate these unprecedented times.
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
As of the date of this filing, we have not experienced any disruption in our supply chain that would have a material impact on our results or operations. Our global supply chain team worked diligently to stay ahead of the challenges presented by the COVID-19 pandemic once it appeared in Asia. Although we have put in place procedures to mitigate the risks associated with closures and disruptions at our manufacturing facilities, the COVID-19 pandemic has had an impact on our inventory levels and the manner in which we manage our inventories. From time to time during 2020, our inventory levels were higher than usual as a result of: (i) lower demand across multiple business units due to COVID-19 pandemic related matters, (ii) securing additional quantities of active pharmaceutical ingredients ("API") for our Xifaxan® products from our suppliers in Italy in contemplation of potential supply disruptions in that region, (iii) securing additional quantities of API for our Trulance® products which have longer procurement times and higher costs and (iv) the acquisition of additional quantities of certain products that were at the lower end of their optimal levels at December 31, 2019. During our third and fourth quarters of 2020, we continued to manage our inventory levels and effectively reduced our inventory levels to be relatively in line with our pre-pandemic inventory levels as of December 31, 2020 and March 31, 2021.
We have dual sources of API and intermediates for many of our products, the availability of which has not had, and at this time we do not expect will have, a material impact on our supply chain. With respect to our largest product, Xifaxan®, as of April 30, 2021, we have four months’ supply of Xifaxan® finished goods on hand and enough API to manufacture another seven months’ supply of Xifaxan® finished goods. We also have open orders for API for Xifaxan® that we currently expect will arrive on schedule. However, if we were to experience a lack of availability of API for Xifaxan®, such disruption to our supply chain could have a significant adverse effect on our business, financial condition and results of operations.
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

Due to the challenges of the COVID-19 pandemic, most notably those attributable to "stay at home" and travel restrictions, certain of our R&D activities were forced to pause in 2020. Clinical trials that started prior to governmental shutdowns remained enrolled and existing patients have progressed, while new patient enrollments were paused as most trial sites were not able to accept new patients. However, during our third quarter of 2020, we saw the pace of new patient enrollments increase, and, although certain of our projects are moving slower than we would like due to the impacts of the COVID-19 pandemic, through the date of this filing we have not had to make changes to our development timelines that would have a material impact on our current or future operating results.
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
Our Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash collected from customers, funds as available from our revolving credit facility of $1,225 million due in June 2023 (the “2023 Revolving Credit Facility”), issuances of long-term debt and issuances of equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for at least twelve months from the date of issuance of this Form 10-Q. Further, for the three months ended March 31, 2021 and the years 2020 and 2019, we generated positive cash from operations of $443 million, $1,111 million and $1,501 million, respectively. Should our operating results during the COVID-19 pandemic materially suffer in comparison to our 2020 and 2019 operating results, we believe we would continue to generate sufficient cash flows from operations to meet our obligations in the ordinary course of business.
We have no debt maturities or mandatory amortization payments until 2024. Additionally, we have no outstanding borrowings, $101 million of issued and outstanding letters of credit and remaining availability of $1,124 million under our 2023 Revolving Credit Facility. In the event of a future, unexpected need for near-term liquidity, our 2023 Revolving Credit Facility would be a source of funding for us. After reviewing the terms of our Restated Credit Agreement and considering a broad range of possible outcomes of the COVID-19 pandemic, we expect that we will have access to capital under our 2023 Revolving Credit Facility across a broad range of scenarios in the event it is required.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt” for additional discussion of these matters.
Our Operating Results
While we continue to take actions to mitigate the impact of the COVID-19 pandemic on daily operations, the global response to the pandemic has and is expected to impact our operating results until the impacts of the pandemic subside, the timing of which is uncertain and may be dependent upon, among other matters, the availability and effectiveness of vaccines for the COVID-19 virus. The changing dynamics of the pandemic, related responses from governments and private sector participants and the precautionary measures taken by our customers and the health care patients and consumers we serve, are expected to impact the timing and amount of our revenues.
During the pandemic, the public has been advised to engage in certain "social restrictions" such as: (i) remaining at home or shelter-in-place, (ii) limiting social interaction, (iii) closing non-essential businesses and (iv) postponing certain surgical and elective medical procedures in order to prioritize/conserve available health care resources. During the three months ended March 31, 2020, these factors negatively impacted, most notably, the revenues of the Company's Vision Care and Surgical businesses in Asia where the COVID-19 pandemic originated. Beginning in March 2020, and throughout most of the second quarter of 2020, the Company experienced steeper declines in these revenues and the revenues of other businesses as social restrictions expanded worldwide, particularly in the U.S. and Europe. Social restrictions negatively impacted the Company's revenues for contact lenses, intraocular lenses, medical devices, surgical systems and certain pre- and post-operative eye-medications of its Ophtho Rx business, medical aesthetics and therapeutic products of its Global Solta business, and certain branded pharmaceutical products of its Salix, Ortho Dermatologics and Dentistry businesses, as the offices of many health care providers were closed and certain surgeries and elective medical procedures were deferred.
Our 2020 revenues were most negatively impacted during our second quarter by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to our third quarter of 2020. Presuming there continues to be increased availability of effective vaccines and any further resurgence of the COVID-19 virus and variant strains thereof do not have a material adverse impact on efforts to contain the COVID-19 virus, the Company anticipates an ongoing, gradual global recovery from the significant macroeconomic and health care impacts of the pandemic that occurred during the first half of 2020 and anticipates that its revenues will likely return to pre-pandemic levels in 2021. However, the rates of recovery for each business will vary by geography and will be dependent upon, among other things, the availability and effectiveness of vaccines for the COVID-19 virus, government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus or variant strains thereof and other actions taken in response to the COVID-19 pandemic.
In the U.S., the recovery in our GI, medical dermatology, surgical, vision care, ophthalmology and dentistry businesses continues to progress, as offices of certain health care providers have reopened and certain surgeries and elective medical procedures proceed, while our U.S. consumer and Solta aesthetics businesses had been less impacted by the COVID-19 pandemic. The recovery of our businesses in China seems to be further along than the rest of our businesses in Asia, as the revenues of certain of our businesses in China have returned to their pre-pandemic levels. Although certain social restrictions were lifted in Europe during the summer, recovery in this region has been more gradual, as consumers were slower to return to their pre-pandemic habits. Further, various geographies reinstituted lockdowns or partial lockdowns as needed in response to resurgence of the original COVID-19 virus and as variant strains were identified. For instance, parts of Europe, such as England, Germany, France and Ireland, and parts of Canada returned to lockdowns of various lengths and enacted or are still considering enacting other social restrictions. Entering 2021, the daily average number of new COVID-19 cases in the U.S. was in decline and the vaccination rates in the U.S. accelerated leading to the lifting of certain government and social restrictions. However, variant strains of the virus have been identified in the U.S. and a portion of the country's residents have demonstrated reluctance to get vaccinated. Further, for various logistical, regulatory, economical, governmental and/or other availability factors, certain geographies outside the U.S. have limited access to effective vaccines allowing the spread of the original virus and variant strains thereof to develop. These factors are challenges to achieving herd immunity in the U.S. and globally and could lead to a resurgence and new lockdowns or other social restrictions globally.
As we monitor the direction and pace of the recovery in each business and geography, we are also continually monitoring the effectiveness of the profit protection measures we initiated to manage and reduce our operating expenses and preserve cash during the COVID-19 pandemic. These profit protection measures have been successful in expanding the profit margins in many of our businesses as referenced in the discussion of our operating results below. As the pace of recovery in each geography accelerates, we expect to allocate more resources to selling and other promotional activities to drive our return to sustainable revenue and profit growth. Therefore, if the recovery continues, we expect our operating expenses to increase in support of our existing products, product launches and products in development and expect to see our operating expenses in 2021 exceed our operating expenses in 2020 as a result.
We believe our diverse portfolio of durable products and strong brands has served us well through the COVID-19 pandemic and we continue to be well-positioned to grow market share and return to growth as the world recovers. However, this situation remains very fluid and we continue to monitor the availability and effectiveness of vaccines and any resurgence of the COVID-19 virus and variant strains thereof on our operations, businesses and primary goals. Given these circumstances, we continue to focus on: (i) revising our go-to-market and sales force strategies to address the changing business dynamics created by the COVID-19 pandemic, (ii) building out our e-commerce presence to enable us to reach customers in new ways, (iii) investing in our key promoted brands and product launches to increase market share, (iv) optimizing our cost structure and (v) looking for key trends in the market to meet changing consumer/patient needs and identify areas for investment and growth. We believe focusing on these priorities will best enable us to effectively manage the changing business dynamics created by the COVID-19 pandemic, best prepare us for a possible resurgence of the virus and any variant strains thereof and return us to growth once the impacts of the COVID-19 pandemic substantially subside.
The changes in our segment revenues and segment profits, including the impacts of COVID-19 pandemic related matters for the three months ended March 31, 2021, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.
The Company continually updates its near term forecasts for the changing facts and circumstances regarding the COVID-19 pandemic. As more fully discussed in Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements, the changes in the amounts and timing of these revenues as presented in the latest forecasts include a range of potential outcomes and, with the exception of the Ortho Dermatologics reporting unit as discussed below, are not substantial enough to materially adversely affect the recoverability of any of the associated reporting units’ assets and are not material enough to indicate that the fair values of those reporting units are more likely than not below their respective carrying values. During the three months ended March 31, 2021, the Company revised its long-term forecasts for the Ortho Dermatologics reporting unit, and as a result, the Company recognized a goodwill impairment of $469 million. See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements for additional information.
For a further discussion of these and other COVID-19 related risks, see Item 1A. "Risk Factors— Risk Relating to COVID-19" of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021.
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
In September 2020, we entered into an agreement which provides the Company an option to acquire all ophthalmology assets of Allegro (the "Option"), a privately held biopharmaceutical company focused on the development of therapies that regulate integrin functions for the treatment of ocular diseases. Among the assets to be acquired, if the Option is exercised, is the worldwide rights to risuteganib (Luminate®), Allegro's lead investigational compound in retina, which is believed to simultaneously act on the angiogenic, inflammatory and mitochondrial metabolic pathways implicated in diseases such as intermediate dry AMD. A U.S. Phase 2a study with risuteganib in intermediate dry AMD met its primary endpoint of vision recovery and Phase 3 testing is in the planning stages. We believe the addition of the ophthalmic assets of Allegro would significantly enhance our comprehensive portfolio of products for AMD and if approved, risuteganib may be the first treatment indicated to help reverse vision loss due to dry AMD and address a significant unmet medical need affecting millions of people globally.
In March 2019, we completed the acquisition of certain assets of Synergy whereby we acquired the worldwide rights to the Trulance® (plecanatide) product, a once-daily tablet for adults with chronic idiopathic constipation, or CIC, and irritable bowel syndrome with constipation, or IBS-C. We believe that the Trulance® product complements our existing Salix products and allows us to effectively leverage our existing GI sales force. In order to drive growth of the Trulance® product, we have increased the number of sales force representatives for the Trulance® product. This has been successful as Trulance® revenues were $21 million and $19 million for the three months ended March 31, 2021 and 2020, respectively.
In February 2019, we acquired the U.S. rights to EM-100 (an investigational preservative-free formulation eye drop) from Eton Pharmaceuticals, Inc. On September 25, 2020, the Company announced that the FDA had approved Alaway® Preservative Free (ketotifen fumarate) ophthalmic solution, 0.035%, antihistamine eye drops (EM-100) as the first OTC preservative-free formulation eye drop approved to temporarily relieve itchy eyes due to pollen, ragweed, grass, animal hair and dander. Alaway® Preservative Free was launched in February 2021 and is expected to complement our broad range of Bausch + Lomb integrated eye-health products.
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
We have approximately 200 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below. However, due to the challenges of the COVID-19 pandemic, most notably those attributable to "stay at home" and travel restrictions, certain of our R&D activities were forced to pause in 2020. Clinical trials that started prior to governmental shutdowns remained enrolled and existing patients have progressed, while new patient enrollments were paused as most trial sites were not able to accept new patients. However, during our third quarter of 2020, we saw the pace of new patient enrollments increase, and, although certain of our projects are moving slower than we would like due to the impacts of the COVID-19 pandemic, through the date of this filing we have not had to make changes to our development timelines that would have a material impact on our current or future operating results.
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
Bausch + Lomb
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. In September 2018, we launched SiHy Daily in Japan under the branded name AQUALOX™ ONE DAY.  In August 2020, we launched SiHy Daily in the U.S. under the branded name Bausch + Lomb INFUSE™ SiHy Daily Disposable contact lens. In the fourth quarter of 2020, SiHy Daily was launched in Australia, Hong Kong and Canada under the branded name Bausch + Lomb Ultra® ONE DAY. SiHy Daily has also received regulatory approval for New Zealand, South Korea, Singapore and Malaysia, where it will be branded as Bausch + Lomb Ultra® ONE DAY.
•Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. We launched this product in the U.S. in May 2018. Currently, we have several line extensions under development and expect Phase 3 clinical studies to commence in 2021.
•Biotrue® ONEday for Astigmatism - A daily disposable contact lens for astigmatic patients. The Biotrue® ONEday contact lens incorporates Surface Active Technology™ to provide a dehydration barrier.  The Biotrue® ONEday for Astigmatism also includes evolved peri-ballast geometry to deliver stability and comfort for the astigmatic patient. We launched this product in December 2016 and launched an extended power range and further extended power ranges in each of the years 2017 through 2020.
•New Ophthalmic Viscosurgical Device ("OVD") product - A formulation to protect corneal endothelium during phacoemulsification process during a cataract surgery and to help chamber maintenance and lubrication during interocular lens delivery. In January 2020, we commenced an FDA clinical study for the cohesive OVD product which has now achieved its enrollment target, despite COVID-19-related slowdowns, and we expect results in the fourth quarter of 2021. In addition, in March 2021, we received Premarket Approval from the FDA for the dispersive OVD product.
•enVista® Trifocal intraocular lens - An innovative lens design. We initiated an investigative device exemption study for this product in May 2018 and initiated the last phase of this three-phase study in the fourth quarter of 2020.
•SimplifEYE™ preloaded intraocular lens injector platform for enVista interocular lens - We have received approvals from the European Union and Canada and received FDA clearance for the injector and launched this platform in October 2020.
•Extended depth of focus intraocular lens - Currently under development, however, the timing and completion of which has been delayed due to COVID-19 pandemic related matters. Once development is completed and if approved, we anticipate that this product could be launched in the first half of 2022.

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
•Zen™ Multifocal Scleral Lens for presbyopia - In January 2019, we launched this product exclusively available with Zenlens™ and Zen™ RC scleral lenses and will allow eye care professionals to fit presbyopic patients with regular and irregular corneas and those with ocular surface disease, such as dry eye. The Zen™ Multifocal Scleral Lens incorporates decentered optics, enabling the near power to be positioned over the visual axis.
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
•Rifaximin - Commencement of a Phase 2 study to evaluate rifaximin for the treatment of small intestinal bacterial overgrowth, or "SIBO", remains pending results from a new formulation study expected to be available in the first half of 2021. Development of a fit for purpose Patient Reported Outcomes tool for SIBO is continuing in 2021.
•Rifaximin - We have entered into an agreement with Cedars Sinai Medical Center to evaluate a new formulation of rifaximin for the treatment of IBS-D. Two preclinical studies have been completed. A Proof of Concept study that was paused due to COVID-19 pandemic related factors has recommenced.
•Rifaximin - Our partner Alfasigma S.p.A. ("Alfasigma") was previously planning a Phase 2/3 study for the treatment of post-operative Crohn's disease using a novel rifaximin extended release formulation. However, poor enrollment rates in similar trials and clinical requirements imposed by the FDA were deemed too challenging to the potential success of the program and as a result the program has been terminated.
•Envive™ - In October 2020, we launched, on a limited basis, a probiotic supplement we developed to address gastrointestinal disturbances. In April 2021, we expanded the launch to additional territories in the U.S.
•Amiselimod (S1P modulator) - We are preparing to initiate a Phase 2 study in the first half of 2021 to evaluate Amiselimod (S1P modulator) for the treatment of mild to moderate ulcerative colitis.

Dermatology
•Arazlo® (tazarotene) Lotion, 0.045% (formerly Internal Development Project ("IDP")-123) - In June 2020, we launched this acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while maintaining efficacy.
•IDP-120 - An acne product with a fixed combination of mutually incompatible ingredients: benzoyl peroxide and tretinoin. Phase 3 clinical studies have been completed and met the primary endpoints. We are currently evaluating next steps for this project.
•IDP-126 - An acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. Phase 3 clinical studies initiated in December 2019 were paused due to COVID-19 pandemic related factors, but resumed in June 2020. The first Phase 3 study has been completed, and the second Phase 3 study showed statistically significant topline results. We anticipate filing a NDA in the second half of 2022.
•Clear + Brilliant® Touch - Next generation Clear + Brilliant® laser that is designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths. This product was launched in the U.S. in March 2021.
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
In October 2020, we announced that we had entered into two exclusive license agreements which present us with unique developmental opportunities to address the unmet need of treatment for myopia in children. The first of these two licensing agreements is with Eyenovia, Inc. for the development and commercialization in the United States and Canada of an investigational microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression, also known as nearsightedness, in children ages 3-12. We expect to complete enrollment for a Phase 3 study during the second half of 2022. If approved by the FDA, we believe this investigational product could potentially change the treatment paradigm for the reduction of myopia progression in children. The second is an exclusive global licensing agreement with BHVI for a myopia control contact lens design developed by BHVI. The Company plans to pair BHVI's novel contact lens design with our leading contact lens technologies to develop potential contact lens treatments designed to slow the progression of myopia in children.
In December 2019, we announced that we had acquired an exclusive license from Novaliq GmbH for the commercialization and development in the U.S. and Canada of the investigational treatment NOV03 (perfluorohexyloctane), a first-in-class investigational drug with a novel mechanism of action to treat DED associated with MGD. In an Open Label Safety study, NOV03 has achieved its enrollment target. In April 2021, we announced statistically significant topline data from the first of two Phase 3 studies and anticipate the readout of topline results from the second Phase 3 study during the second half of 2021 and anticipate filing an NDA in 2022. If approved by the FDA, we believe the addition of this investigational treatment for DED will help build upon our strong portfolio of integrated eye-health products.
In October 2019, we acquired an exclusive license from Clearside Biomedical, Inc. ("Clearside") for the commercialization and development of Xipere™ (triamcinolone acetonide suprachoroidal injectable suspension) in the U.S. and Canada. Xipere™ is a proprietary suspension of the corticosteroid triamcinolone acetonide formulated for suprachoroidal administration via Clearside's proprietary SCS Microinjector™ that is being investigated as a targeted treatment of macular edema associated with uveitis. In May 2021, Clearside resubmitted the NDA for Xipere™ to the FDA.
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
Debt Repayments - Excluding the impact of the $1,210 million financing of the U.S. Securities Litigation settlement discussed below, we have repaid (net of additional borrowings) over $8,800 million of long-term debt during the period January 1, 2016 through the date of this filing using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management. This includes approximately $200 million of repayments during the three months ended March 31, 2021 with cash on hand and cash generated from operations.
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
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for the details of our debt portfolio as of March 31, 2021 and December 31, 2020.
The debt repayments and refinancing transactions outlined above have allowed us to: (i) improve our credit ratings, (ii) extend maturities of certain debt obligations due in 2022 and 2023 out to the years 2029 through 2031, (iii) satisfy all debt mandatory amortization payments and maturities until 2024 and (iv) reduce our exposure to fluctuations in the value of the euro.

Our prepayment of debt and refinancing transactions over the last four years translate into lower repayments of principal over the next four years, which, in turn, we believe will permit more cash flows to be directed toward developing our core assets, identifying new product opportunities and repaying additional debt amounts. The mandatory scheduled principal repayments of our debt obligations as of March 31, 2021, were as follows:

(in millions)
2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	Total
$—	$—	$—	$2,091	$10,632	$1,500	$2,250	$2,012	$3,250	$1,250	$1,000	$23,985
In addition, as a result of the changes in our debt portfolio, approximately 80% of our debt is fixed rate debt as of March 31, 2021, as compared to approximately 60% as of January 1, 2016. The weighted average stated interest rate of the Company's outstanding debt as of March 31, 2021 was 6.00% as compared to 6.02% as of December 31, 2020.
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
Bausch Health Assistance Program - We are committed to supporting patients who have lost employment health benefits due to the COVID-19 pandemic, and because it is important to continue prescribed treatments, we are proud to offer certain of our prescription medicines through our Bausch Health Assistance Program. In the face of the COVID-19 pandemic, some people have financial obstacles that keep them from obtaining and continuing their prescribed treatments. The purpose of the Bausch Health Assistance Program is to provide eligible unemployed patients in the U.S., who have lost their health insurance due to the COVID-19 pandemic, with certain of our prescription products where their financial circumstances or insurance status would otherwise interfere with their ability to access such product. If approved, patients receive their Bausch Health Companies Inc. prescription product(s) at no cost to them for up to one year, and may be able to reapply to the program annually if they continue to meet eligibility requirements and have a valid prescription.
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
For instance, there is an increasing rate of myopia, and importantly, myopia as a potential risk factor for glaucoma, macular degeneration and retinal detachment. We continue to see increased demand for new eye-health products that address conditions brought on by factors such as increased screen time, lack of outdoor activities and academic pressures, as well as conditions brought on by an aging population (for example, as more and more baby-boomers in the U.S. are reaching the age of 65). To extend our market share in eye-health, we continually seek to identify new products tailored to address these key trends for development internally with our own R&D team to generate organic growth. Recent product launches include Biotrue® ONEday daily disposable contact lenses, the next generation of Bausch + Lomb ULTRA® contact lenses, SiHy Daily contact lenses (branded as AQUALOX™ ONE DAY in Japan, Bausch + Lomb INFUSE™ SiHy Daily Disposable in the U.S. and Bausch + Lomb Ultra® ONE DAY in Australia, Hong Kong and Canada), Lumify® (an eye redness treatment), Vyzulta® (a pressure lowering eye drop for patients with angle glaucoma or ocular hypertension), Ocuvite® Eye Performance (vitamins to protect the eye from stressors such as sunlight and blue light emitted from digital devices) and SimplifEYE™ (preloaded intraocular lens injector platform for enVista interocular lens).
We also license selective molecules or technology in leveraging our own R&D expertise through development, as well as seek out external product development opportunities. As previously discussed, we acquired a global exclusive license for a myopia control contact lens design developed by BHVI, which we plan to pair with our leading contact lens technologies to develop potential contact lens treatments designed to slow the progression of myopia in children, and exclusive licenses for the commercialization and development in the U.S. and Canada of: a microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression in children ages 3-12; Xipere™ which, if approved by the FDA, will be the first treatment for patients suffering from macular edema associated with uveitis; and NOV03, an investigational drug with a novel mechanism of action to treat DED associated with MGD. We also acquired the U.S. rights to EM-100, which was launched as Alaway® Preservative-Free and is the first OTC preservative-free formulation eye drop for the temporary relief of itchy eyes due to pollen, ragweed, grass, animal hair, and dander in adults and children 3 years of age and older. Recently, we entered into an agreement which provides the Company an option to acquire all ophthalmology assets of Allegro, including risuteganib (Luminate®), an investigational compound in retina, which is believed to simultaneously act on the angiogenic, inflammatory and mitochondrial metabolic pathways implicated in diseases such as intermediate dry AMD. A U.S. Phase 2a study with risuteganib in intermediate dry AMD met its primary endpoint of vision recovery and Phase 3 testing is in the planning stages. We believe investments in these investigational treatments, if approved by the FDA, will complement, and help build upon, our strong portfolio of integrated eye-health products.
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
Reposition the Ortho Dermatologics Business to Generate Additional Value - In 2018, we realigned our Solta aesthetics business and combined it with our medical dermatology business, creating a complete dermatology portfolio. We continue to make investments in our Solta portfolio and anticipate building out our Solta sales force, particularly in Europe, to address the growing demand. Our Ortho Dermatologics business continues to work towards improving the treatment options for medical dermatology patients needing topical acne and psoriasis products. We are exploring additional strategic e-commerce and partnership expansion opportunities which can enable increased accessibility for patients and we continue to invest in our on-market products and evaluate various opportunities for our key pipeline products.
In support of the complete dermatology portfolio, we have taken and are taking a number of actions that we believe will help our efforts to stabilize our dermatology business. These actions include: (i) building on our legacy brands to improve and meet today’s physician relevance and customer service, (ii) appointing new leadership, (iii) making key investments in our core medical device and dermatological products portfolios, (iv) optimizing our go to market strategy by building on our relationships with prescribers of our products to balance our sales portfolio with the business' profitability, (v) refocusing our operational and promotional resources and (vi) improving patient access to our Ortho Dermatologics products through our cash-pay prescription program previously discussed.

During the three months ended March 31, 2021, it became apparent that recent Ortho Dermatologics product launches were not going to achieve their forecasted trajectories that were expected once the offices of health care professionals could reopen as social restrictions associated with the COVID-19 pandemic began to ease in the U.S. In addition, insurance coverage pressures within the U.S. continued to persist limiting patient access to topical acne and psoriasis products. In light of these developments, during the first quarter of 2021 the Company began taking steps to: (i) redirect its R&D spend to eliminate projects it has identified as high cost and high risk, (ii) redirect a portion of its marketing and product development outside the U.S. to geographies where there is better patient access and (iii) reduce its cost structure to be more competitive.
Investment in Our Core Dermatology Portfolio - We have made significant investments to build out our aesthetics, psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities to extend our market share.
Aesthetics - In 2017, we launched our Next Generation Thermage FLX® product in the U.S., a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. During 2018 and 2019, Next Generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta medical aesthetic devices portfolio. These launches have been successful as Next Generation Thermage FLX® revenues were $39 million, $26 million, $142 million and $77 million for the three months ended March 31, 2021 and 2020 and the years 2020 and 2019, respectively. We expect additional launches of Next Generation Thermage FLX® in Europe in the near term, paced by country-specific regulatory registrations.
Psoriasis - In response to the increasing number of reported cases of psoriasis in the U.S., we launched Duobrii® in June 2019 and launched Bryhali® in November 2018, which align well with our topical portfolio of psoriasis treatments. Although, we continue to support a diverse portfolio of topical and injectable biologics, in order to provide a diverse choice of psoriasis treatments to doctors and patients; we believe some patients prefer topical products as an alternative to injectable biologics.
Acne - In support of our established acne product portfolio, we have developed and launched several products, which includes Arazlo® (tazarotene) Lotion (launched in June 2020), Altreno® (launched in the U.S. in October 2018), the first lotion (rather than a gel or cream) product containing tretinoin for the treatment of acne, and Retin-A Micro® 0.06% (launched in January 2018). We also have a unique acne project in our pipeline that, if approved by the FDA, we believe will further innovate and advance the treatment of acne.
Business Trends
In addition to the actions previously outlined, the events described below have affected and may affect our business trends. The matters discussed in this section contain Forward-Looking Statements. Please see “Forward-Looking Statements” for additional information.
U.S. Tax Reform
On April 7, 2021, U.S. President Joseph Biden proposed changes to the U.S. tax system. The Proposals under discussion include changes to the U.S. corporate tax system that would increase U.S. corporate tax rates, impose a corporate minimum book tax and double the tax rate on and make other tax changes to Global Intangible Low Tax Income earned by foreign subsidiaries. While it is expected that a tax reform bill will be introduced in the House of Representatives in the near term, many aspects of the current proposals are unclear or undeveloped. We are unable to predict which, if any, U.S. tax reform proposals will be enacted into law, and what effects any enacted legislation might have on our liability for U.S. corporate tax. However, it is possible that the enactment of changes in the U.S. corporate tax system could have a material adverse effect on our liability for U.S. corporate tax and our consolidated effective tax rate.
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
In addition, in 2013, federal subsidies began to be phased in for brand-name prescription drugs filled in the Medicare Part D coverage gap. The ACA also included provisions designed to increase the number of Americans covered by health insurance. In 2014, the ACA's private health insurance exchanges began to operate. The ACA also allows states to expand Medicaid coverage with most of the expansion’s cost paid for by the federal government.
For 2020 and 2019, we incurred costs of $21 million and $20 million, respectively, related to the annual fee assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). For 2020 and 2019, we also incurred costs of $131 million and $137 million, respectively, on Medicare Part D utilization incurred by beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).
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
In July 2020, former U.S. President Donald Trump signed four Executive Orders related to drug pricing, including orders addressing: (i) Part D rebate reform, (ii) the provision of deeply discounted insulin and/or an EpiPen to patients of Federally Qualified Health Centers, (iii) drug importation from Canada and (iv) most favored nation pricing for Medicare. In November 2020, former U.S. President Donald Trump announced the Most Favored Nation Model for Medicare Part B Payment which was to be implemented by the Centers for Medicare & Medicaid Services Innovation Center on January 1, 2021; however, it has not been implemented, as it is currently being challenged in court. It is also uncertain whether the Biden administration intends to reverse these measures or adopt similar policy initiatives. However, U.S. President Joseph Biden and several members of the current U.S. Congress have indicated that lowering drug prices is a legislative and political priority, and some have introduced proposals that seek to address drug pricing. We are currently reviewing those Executive Orders and the Most Favored Nation Model, the impact of which is uncertain at this time.
In addition, as part of a series of drug pricing-related rules issued by the Trump Administration, in December 2020, the Center for Medicare & Medicaid Services issued a Final Rule that makes significant modifications to the Medicaid Drug Rebate Program regulations in several areas, including with respect to the definition of key terms “line extension” and “new formulation” and best price (BP) reporting relating to certain value-based purchasing (VBP) arrangements (which take effect on January 1, 2022) and the price reporting treatment of manufacturer-sponsored patient benefit programs (which take effect on January 1, 2023). We are currently reviewing the Final Rule, the impact of which is uncertain at this time.
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
A number of our products already face generic competition. Prior to and during 2021, in the U.S., these products include, among others, Ammonul®, Apriso®, Benzaclin®, Bupap®, Cuprimine®, Demser®, Edecrin®, Elidel®, Glumetza®, Istalol®, Isuprel®, Locoid® Lotion, Lotemax® Gel, Lotemax® Suspension, Mephyton®, Migranal®, MoviPrep®, Nitropress®, Solodyn®, Syprine®, Timoptic® in Ocudose®, Uceris® Tablet, Virazole®, Wellbutrin XL®, Xenazine®, Zegerid® and Zovirax® cream. In Canada, these products include, among others, Glumetza®, Wellbutrin® XL and Zovirax® ointment.
2020 LOE Branded Products - Branded products that began facing generic competition in the U.S. during 2020 include, Migranal®, MoviPrep® and certain other products. In aggregate, these products accounted for less than 1% of our total revenues in 2020. While certain of these products have already begun experiencing an adverse impact on volume and/or pricing as a result of the entry into the market of generic competition, we are unable to predict the complete magnitude or timing of this impact.
2021 LOE Branded Products - Branded products that began facing generic competition in the U.S. during 2021 included Lotemax® Gel. This product accounted for less than 1% of our total revenues in 2020. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
2021 through 2025 LOE Branded Products - Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified branded products that we believe could begin facing potential LOE and/or generic competition in the U.S. during the years 2021 through 2025. These products and year of expected LOE include, but are not limited to, Clindagel® (2021), Noritate® (2021), Targretin® Gel (2022), Xerese® (2022) and certain other products that are subject to settlement agreements which could impact their exclusivity during the years 2021 through 2025. In aggregate, these products accounted for 2% of our total revenues in 2020. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
2021 OTC Product Patent Expiry - PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate-to-advanced age-related macular degeneration. PreserVision® products accounted for 3% of our total revenues in 2020. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force until 2026. While the Company cannot predict the magnitude or timing of the impact from its patent expiry, this is an OTC product and thus, the impact is not expected to be as significant as the LOE of a branded pharmaceutical product.
In addition, for a number of our products (including Plenvu®, Xifaxan® 550mg, Bryhali®, Duobrii®, Trulance® and Jublia® in the U.S.), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.
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
Xifaxan® 550mg Patent Litigation (Norwich) - On March 26, 2020, the Company and its licensor Alfasigma filed suit against Norwich Pharmaceuticals Inc. (“Norwich”), alleging infringement by Norwich of one or more claims of the 23 Xifaxan® patents by Norwich’s filing of its ANDA for Xifaxan® (rifaximin) 550 mg tablets. On November 13, 2020, an additional three patents alleged to be infringed by Norwich were added to the suit. Xifaxan® 550mg is protected by 26 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with

Therapeutic Equivalence Evaluations, or the Orange Book. The Company remains confident in the strength of the Xifaxan® patents and will continue to vigorously pursue this matter and defend its intellectual property.
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
Relistor® Tablets Patent Litigation (Actavis) - On December 6, 2016, the Company initiated litigation against Actavis, which alleged infringement by Actavis of one or more claims of U.S. Patent No. 8,524,276 (the “‘276 Patent”), which protects the formulation of RELISTOR® tablets. Actavis had challenged the validity of such patent and alleged non-infringement by its generic version of such product. In July 2019, we announced that the U.S. District Court of New Jersey had upheld the validity of and determined that Actavis infringed the ‘276 Patent, expiring in March 2031. Actavis appealed this decision to the U.S. Court of Appeals for the Federal Circuit. In March 2021, the Company and Actavis reached a settlement agreement and the appeal was dismissed.
Trulance® 3mg Tablets Patent Litigation (MSN and Mylan) - In March 2021, the Company received Notices of Paragraph IV Certification from MSN Laboratories Private Ltd. (“MSN”) and Mylan Pharmaceuticals Inc., (“Mylan”) in which MSN and Mylan asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Trulance® (plecanatide) 3mg tablets, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of their generic plecanatide tablets, for which each of MSN and Mylan had filed an ANDA. In April 2021, the Company filed suit against MSN and Mylan, alleging infringement of one or more claims of the patents listed for Trulance® in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. The Company remains confident in the strength of the Trulance® patents and will continue to vigorously pursue this matter and defend its intellectual property.
Generic Competition to Uceris® - In July 2018, a generic competitor launched a product which will directly compete with our Uceris® Tablet product. As disclosed in our prior filings, the Company initiated various infringement proceedings against this generic competitor. The Court construed the claims of the asserted patents on August 2, 2019 and, on October 24, 2019, the Company agreed to a judgment that the asserted patents did not cover the generic tablets under the Court’s claim construction, while reserving its right to appeal the claim construction. On November 22, 2019, the Company filed a Notice of Appeal with respect to the claim construction in the Court of Appeals for the Federal Circuit. On December 18, 2020, the Court of Appeals for the Federal Circuit affirmed the District Court’s claim construction. The ultimate impact of this generic competitor on our future revenues cannot be predicted; however, Uceris® Tablet revenues for the three months ended March 31, 2021 and 2020 were approximately $2 million and $3 million, respectively, and for the years 2020, 2019 and 2018 were approximately $15 million, $20 million and $84 million, respectively.
Generic Competition to Jublia® - On June 6, 2018, the U.S. Patent and Trial Appeal Board (“PTAB”) completed its inter partes review for an Orange Book-listed patent covering Jublia® (U.S. Patent No 7,214,506 (the “‘506 Patent”)) and issued a written determination invalidating such patent.  On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings.  As a result of a settlement, a joint motion to terminate the proceedings was filed on November 12, 2020 and, on January 8, 2021, the PTAB granted this motion. The ‘506 Patent, therefore, remains valid and enforceable and expires in 2026. Jublia® revenues for the three months ended March 31, 2021 and 2020 were approximately $24 million and $30 million, respectively, and for the full years 2020, 2019 and 2018 were approximately $111 million, $110 million and $89 million, respectively. Jublia® is covered by fourteen additional Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2028 through 2035. In August and September 2018, we received notices of the filing of a number of ANDAs with paragraph IV certification, and have timely filed patent infringement suits against these ANDA filers, and, in addition, we have also commenced certain patent infringement proceedings in Canada against three separate defendants. All cases in Canada regarding Jublia have been settled.
See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements elsewhere in this Form 10-Q, as well as Note 21, "LEGAL PROCEEDINGS" of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021 for further details regarding certain infringement proceedings.
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
See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021 for additional information on our competition risks.
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
FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides selected unaudited financial information for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020	Change
Revenues	$2,027	$2,012	$15
Operating (loss) income	$(221)	$248	$(469)
Loss before income taxes	$(591)	$(178)	$(413)
Net loss attributable to Bausch Health Companies Inc.	$(610)	$(152)	$(458)
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(1.71)	$(0.43)	$(1.28)
Financial Performance
Summary of the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Revenue for the three months ended March 31, 2021 and 2020 was $2,027 million and $2,012 million, respectively, an increase of $15 million, or 1%. The increase was due to: (i) the favorable effect of foreign currencies, primarily in Europe and Asia, and (ii) an increase in net realized pricing. The increase was partially offset by: (i) lower volumes driven by: (a) social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, and (b) the impact of the loss of exclusivity of certain products, and (ii) the impact of divestitures and discontinuations.
Operating loss for the three months ended March 31, 2021 was $221 million and Operating income for the three months ended March 31, 2020 was $248 million which represents a decrease in our operating results of $469 million and reflects, among other factors:
•a decrease in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $42 million primarily due to a decrease in volumes, as previously discussed;
•a decrease in Selling, general and administrative expenses (“SG&A”) of $27 million primarily attributable to profit protection measures taken to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed;
•a decrease in R&D of $10 million primarily attributable to: (i) the impacts of the COVID-19 pandemic, (ii) year over year phasing, as we completed certain projects and (iii) rebalancing our portfolio within the Ortho Dermatologics business;
•a decrease in Amortization of intangible assets of $79 million primarily attributable to fully amortized intangible assets no longer being amortized in 2021;
•an increase in Goodwill impairments of $469 million related to the impairment to the goodwill of the Ortho Dermatologics reporting unit during the three months ended March 31, 2021;
•an increase in Asset impairments, including loss on assets held for sale of $134 million, primarily attributable to: (i) higher impairments to certain products and (ii) additional losses during the three months ended March 31, 2021 related to assets classified as held for sale; and
•a favorable net change in Other (income) expense, net of $66 million, primarily attributable to: (i) a decrease in Litigation and other matters, (ii) a net gain on sale of assets during the three months ended March 31, 2021 and (iii) the favorable change in Acquisition-related contingent consideration.
Operating loss for the three months ended March 31, 2021 was $221 million and Operating income for the three months ended March 31, 2020 was $248 million and included non-cash charges for Depreciation and amortization of intangible assets of $403 million and $481 million, Goodwill impairments of $469 million and $0, Asset impairments, including loss on assets held for sale of $148 million and $14 million and Share-based compensation of $31 million and $27 million, respectively.
Loss before income taxes for the three months ended March 31, 2021 and 2020 was $591 million and $178 million, respectively, an increase of $413 million. The increase in our Loss before income taxes is primarily attributable to the decrease in our operating results of $469 million, as previously discussed, partially offset by: (i) a decrease in Interest expense of $28 million, (ii) a decrease in Loss on extinguishment from debt of $19 million and (iii) a favorable net change in Foreign exchange and other of $14 million.
Net loss attributable to Bausch Health Companies Inc. for the three months ended March 31, 2021 and 2020 was $610 million and $152 million, respectively, a decrease in our results of $458 million. The decrease in our results was primarily due to: (i) the increase in our Loss before income taxes of $413 million, as previously discussed, and (ii) an unfavorable change in our (Provision for) benefit from income taxes of $42 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Revenues
Product sales	$2,003	$1,986	$17
Other revenues	24	26	(2)
	2,027	2,012	15
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	564	505	59
Cost of other revenues	10	14	(4)
Selling, general and administrative	606	633	(27)
Research and development	112	122	(10)
Amortization of intangible assets	357	436	(79)
Goodwill impairments	469	—	469
Asset impairments, including loss on assets held for sale	148	14	134
Restructuring, integration and separation costs	12	4	8
Other (income) expense, net	(30)	36	(66)
	2,248	1,764	484
Operating (loss) income	(221)	248	(469)
Interest income	2	7	(5)
Interest expense	(368)	(396)	28
Loss on extinguishment of debt	(5)	(24)	19
Foreign exchange and other	1	(13)	14
Loss before (provision for) benefit from income taxes	(591)	(178)	(413)
(Provision for) benefit from income taxes	(16)	26	(42)
Net loss	(607)	(152)	(455)
Net income attributable to noncontrolling interest	(3)	—	(3)
Net loss attributable to Bausch Health Companies Inc.	$(610)	$(152)	$(458)
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
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
Our revenues were $2,027 million and $2,012 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $15 million, or 1%. The increase was primarily driven by: (i) the favorable effect of foreign currencies of $33 million, primarily in Europe and Asia and (ii) an increase in net realized pricing of $10 million primarily in our Salix segment. The increase was partially offset by: (i) lower volumes of $18 million primarily in our Salix, Bausch + Lomb and Diversified segments and (ii) the impact of divestitures and discontinuations of $10 million. The decrease in volumes of our Salix and Bausch + Lomb segments was primarily due to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed. The decrease in volumes of our Diversified segment was primarily due to the impact of the loss of exclusivity of certain products.
Our 2020 revenues were most negatively impacted during our second quarter by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to our third quarter of 2020. Our revenues for the three months ended March 31, 2021 and 2020 were $2,027 million and $2,012 million, respectively. This increase of $15 million in revenue represents a continuously improving trend over the decreases in our year-over-year revenues for the three-month periods ended June 30, 2020, September 30, 2020 and December 31, 2020 of 23%, 3% and less than 1%, respectively, and suggests that a recovery is underway. Presuming there continues to be increased availability of effective vaccines and any resurgence of the COVID-19 virus and variant strains thereof do not have a material adverse impact on efforts to contain the COVID-19 virus, the Company anticipates an ongoing, gradual global recovery from the significant macroeconomic and health care impacts of the pandemic that occurred during the first half of 2020 and anticipates that its revenues will likely return to pre-pandemic levels in 2021. However, the rates of recovery for each business will vary by geography and will be dependent upon, among other things, the availability and effectiveness of vaccines for the COVID-19 virus, government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus and other actions taken in response to the COVID-19 pandemic.
The changes in our segment revenues and segment profits, including the impacts of COVID-19 pandemic related matters for the three months ended March 31, 2021, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021		2020
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,303	100.0%	$3,323	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	147	4.5%	156	4.7%
Returns	34	1.0%	42	1.3%
Rebates	602	18.2%	602	18.0%
Chargebacks	462	14.0%	484	14.6%
Distribution fees	55	1.7%	53	1.6%
Total provisions	1,300	39.4%	1,337	40.2%
Net product sales	2,003	60.6%	1,986	59.8%
Other revenues	24		26
Revenues	$2,027		$2,012
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 39.4% and 40.2% for the three months ended March 31, 2021 and 2020, respectively, a decrease of 0.8 percentage points and includes:
•discounts and allowances as a percentage of gross product sales was lower primarily due to lower gross product sales and lower discount rates for certain generic products, such as Migranal® AG, Apriso® AG, Elidel® AG and Uceris® AG;

•returns as a percentage of gross product sales was lower primarily due to lower returns of Retin-A Micro® .08%, Onexton® and Metronidazole® AG, partially offset by adjustments in 2020 to the return reserves to reflect actual return experience for Isuprel® and Nitropress®, which lost their exclusivity;
•rebates as a percentage of gross product sales were higher primarily due to: (i) an increase in gross product sales of certain branded products with higher rebate rates such as Jublia®, Onexton® and Trulance® and (ii) an increase in rebates due to the launch of Arazlo® (June 2020) and was partially offset by lower gross product sales and lower rebate rates for branded products such as Duobrii®, Siliq® and Apriso®;
•chargebacks as a percentage of gross product sales were lower primarily due to the impact of lower gross product sales of: (i) certain generic products, such as Glumetza® AG and Ofloxacin and (ii) certain branded products, such as Wellbutrin® and Xifaxan®. The lower chargebacks as a percentage of gross product sales were partially offset by higher chargeback rates for Glumetza® SLX and (ii) higher chargeback rates for certain generics such as Targretin®, Syprine® AG and Apriso® AG; and
•distribution service fees as a percentage of gross product sales were higher primarily due to: (i) the impact of higher distribution service fee rates for our Xifaxan® products and (ii) distribution service fees associated with the launch of Arazlo® (June 2020) and were partially offset by lower distribution fees associated with our Solodyn® and Wellbutrin® products. Price appreciation credits are offset against the distribution service fees we pay wholesalers and were $1 million and $4 million for the three months ended March 31, 2021 and 2020.
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
Cost of goods sold was $564 million and $505 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $59 million, or 12%. The increase was primarily driven by: (i) a decrease in volumes, (ii) the impact of foreign currencies, (iii) changes in product mix and (iv) higher manufacturing variances primarily due to the impacts of the COVID-19 pandemic, and was partially offset by lower volumes as previously discussed.
Cost of goods sold as a percentage of product sales revenue was 28.2% and 25.4% for the three months ended March 31, 2021 and 2020, respectively, an increase of 2.8 percentage points. Costs of goods sold as a percentage of Product sales revenue was unfavorably impacted as a result of: (i) changes in product mix, due to lower revenues of high margin businesses and (ii) higher manufacturing variances primarily due to the impacts of the COVID-19 pandemic. These factors were partially offset by higher net realized selling prices.
Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs. Also included in SG&A expenses for the three months ended March 31, 2021 are Separation-related costs. The Company has incurred, and will incur, Separation-related costs which are incremental costs indirectly related to the Separation. Separation-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification.
SG&A expenses were $606 million and $633 million for the three months ended March 31, 2021 and 2020, respectively, a decrease of $27 million, or 4%. The decrease was primarily attributable to profit protection measures taken to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, and resulted in decreases in: (i) selling expenses and (ii) advertising and promotion expenses. The decrease was partially offset by: (i) the impact of foreign currencies and (ii) Separation-related costs during the three months ended March 31, 2021 of $20 million.

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
R&D expenses were $112 million and $122 million for the three months ended March 31, 2021 and 2020, respectively, a decrease of $10 million, or 8%. The decrease was primarily attributable to: (i) the impacts of the COVID-19 pandemic, (ii) year over year phasing, as we completed certain projects and (iii) rebalancing our portfolio within the Ortho Dermatologics business. R&D expenses as a percentage of Product sales were approximately 6% and 6% for both the three months ended March 31, 2021 and 2020, respectively.
As previously discussed, primarily during our second quarter of 2020, certain of our R&D activities were limited and others, including new patient enrollments in clinical trials, were temporarily paused as most trial sites were not able to accept new patients due to government-mandated shutdowns. However, during our third quarter of 2020, many of these trial sites began to reopen and we saw the pace of new patient enrollments increase, although at this time certain of our projects are moving slower than we would like due to the impacts of the COVID-19 pandemic. As of the date of this filing, we have not had to make material changes to our development timelines and the pause in our clinical trials have not had a material impact on our operating results; however, a resurgence of the virus could result in unanticipated delays in our ability to conduct new patient enrollments and create other delays which could have a significant adverse effect on our future operating results.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $357 million and $436 million for the three months ended March 31, 2021 and 2020, respectively, a decrease of $79 million. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2021.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to the Amortization of intangible assets.
Goodwill Impairments
Goodwill is not amortized but is tested for impairment at least annually on October 1st at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment. The Company performs its annual impairment test by first assessing qualitative factors. Where the qualitative assessment suggests that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed for that reporting unit.
Goodwill impairments were $469 million and $0 for the three months ended March 31, 2021 and 2020, respectively, an increase of $469 million. During the three months ended March 31, 2021, it became apparent that recent Ortho Dermatologics product launches were not going to achieve their forecasted trajectories that were expected once the offices of health care professionals could reopen as social restrictions associated with the COVID-19 pandemic began to ease in the U.S. In addition, insurance coverage pressures within the U.S. continued to persist limiting patient access to topical acne and psoriasis products. In light of these developments, during the first quarter of 2021 the Company began taking steps to: (i) redirect its R&D spend to eliminate projects it has identified as high cost and high risk, (ii) redirect a portion of its marketing and product development outside the U.S. to geographies where there is better patient access and (iii) reduce its cost structure to be more competitive. As result, during the three months ended March 31, 2021, the Company revised its long-term forecasts for the Ortho Dermatologics reporting unit. Management believes that these events are indicators that there is less headroom as of March 31, 2021 as compared to the headroom calculated on the date goodwill was last tested for impairment (October 1, 2020). Therefore, a quantitative fair value test for the Ortho Dermatologics reporting unit was performed. The quantitative fair value test utilized the Company's most recent cash flow projections as revised in the first quarter of 2021 to reflect the business changes previously discussed, including a range of potential outcomes, along with a long-term growth rate of 1.0% and a range of discount rates between 9.0% and 10.0%. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at March 31, 2021, and the Company recognized a goodwill impairment of $469 million.

See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to our goodwill impairment analysis.
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
Asset impairments, including loss on assets held for sale were $148 million and $14 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $134 million. Asset impairments, including loss on assets held for sale for the three months ended March 31, 2021 were $148 million and include: (i) impairments of $71 million due to decreases in forecasted sales of a certain product line in the Ortho Dermatologics business, (ii) an adjustment of $68 million to the loss of assets held for sale in connection with the Amoun Sale and (iii) impairments of $9 million, in aggregate, related to the discontinuance of certain product lines. Asset impairments, including loss on assets held for sale for the three months ended March 31, 2020 were due to decreases in forecasted sales of a certain product line.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to our intangible assets.
Restructuring, Integration and Separation Costs
Restructuring, integration and separation costs were $12 million and $4 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $8 million.
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
Restructuring and integration costs were $3 million and $4 million and included: (i) $2 million and $3 million of facility closure costs and (ii) $1 million and $1 million of severance costs for the three months ended March 31, 2021 and 2020, respectively. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation costs
The Company has incurred, and will incur, costs associated with activities to effectuate the Separation. These activities include: (i) separating the eye-health business from the remainder of the Company and (ii) registering the eye-health business as an independent publicly traded entity. Separation costs are incremental costs directly related to the Separation and include, but are not limited to: (i) legal, audit and advisory fees, (ii) employee hiring, relocation and travel costs and (iii) costs associated with establishing a new board of directors and audit committee. Separation costs were $9 million and $0 for the three months ended March 31, 2021 and 2020, respectively. The Company continues to make progress toward internal objectives necessary for the Separation and the extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
See Note 5, "RESTRUCTURING, INTEGRATION AND SEPARATION COSTS" to our unaudited interim Consolidated Financial Statements for further details regarding these actions.

Other (Income) Expense, Net
Other (income) expense, net for the three months ended March 31, 2021 and 2020 consists of the following:

	Three Months Ended March 31,
(in millions)	2021	2020
Litigation and other matters	$—	$23
Acquisition-related contingent consideration	(9)	13
Acquired in-process research and development costs	2	1
Net gain on sale of assets	(23)	(1)
	$(30)	$36
During the three months ended March 31, 2021, Net gain on sale of assets includes $25 million related to the achievement of a milestone related to a certain product.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt premiums, discounts and deferred issuance costs on indebtedness under our credit facilities and notes and the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company's cross-currency swaps.
Interest expense was $368 million and $396 million, and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $13 million and $15 million, for the three months ended March 31, 2021 and 2020, respectively. Interest expense for the three months ended March 31, 2021 decreased $28 million, or 7%, as compared to the three months ended March 31, 2020, primarily due to lower outstanding principal balances. The weighted average stated rate of interest as of March 31, 2021 and 2020 was 6.00% and 6.01%, respectively.
Foreign Exchange and Other
Foreign exchange and other primarily includes: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts. Foreign exchange and other was a gain of $1 million and a loss of $13 million for the three months ended March 31, 2021 and 2020, respectively, a favorable net change of $14 million.
Income Taxes
Provision for income taxes was $16 million for the three months ended March 31, 2021 as compared to a Benefit from income taxes was $26 million for the three months ended March 31, 2020, an unfavorable change of $42 million.
Our effective income tax rate for the three months ended March 31, 2021 differs from the statutory Canadian income tax rate primarily due to: (i) the tax benefit generated from our annualized mix of earnings by jurisdiction, (ii) the recording of valuation allowance on entities for which no tax benefit of losses is expected and (iii) the discrete treatment of certain tax matters, primarily related to: (a) potential and recognized withholding taxes on intercompany dividends, (b) adjustments for book to income tax return provisions, (c) tax deduction for stock compensation and (d) changes in uncertain tax positions.
Our effective income tax rate for the three months ended March 31, 2020 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) tax law changes, (b) adjustments for book to income tax return provisions and (c) changes in uncertain tax positions.
See Note 16, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
In connection with the planned Separation of its eye-health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc., the Company has begun managing its operations in a manner consistent with the organizational structure of the two separate entities as proposed by the Separation. As a result, during the first quarter of 2021, the Company’s CEO, who is the Company’s Chief Operating Decision Maker, commenced managing the business differently through changes in its operating and reportable segments, which necessitated a realignment of the Company's historical segment structure. This realignment is consistent with how the Company’s CEO currently: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, effective in the first quarter of 2021, the Company operates in the following reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International Rx, (iv) Ortho Dermatologics and (v) Diversified Products. In addition, as part of this realignment of segment structure, certain products historically included in certain segments are now included in their new respective segments based on the organizational structure of the two separate entities as proposed by the Separation. Prior period presentation of segment revenues and segment profits has been recast to conform to the current segment reporting structure.
The following is a brief description of the Company’s segments:
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Consumer, Surgical and Ophthalmology Rx products.
•The Salix segment consists of sales in the U.S. of GI products.
•The International Rx segment consists of sales, with the exception of sales of Bausch + Lomb and Solta products, outside the U.S. and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical products and OTC products.
•The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta medical aesthetic devices.
•The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products and (iii) dentistry products.
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, Acquired in-process research and development costs, Restructuring, integration and separation costs and Other (income) expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 19, "SEGMENT INFORMATION" to our unaudited interim Consolidated Financial Statements for a reconciliation of segment profit to Income (loss) before income taxes.
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended March 31, 2021 and 2020. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021		2020		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb	$881	44%	$875	43%	$6	1%
Salix	472	23%	477	24%	(5)	(1)%
International Rx	306	15%	291	14%	15	5%
Ortho Dermatologics	141	7%	131	7%	10	8%
Diversified Products	227	11%	238	12%	(11)	(5)%
Total revenues	$2,027	100%	$2,012	100%	$15	1%

Segment Profits / Segment Profit Margins
Bausch + Lomb	$239	27%	$263	30%	$(24)	(9)%
Salix	327	69%	319	67%	8	3%
International Rx	109	36%	98	34%	11	11%
Ortho Dermatologics	70	50%	47	36%	23	49%
Diversified Products	171	75%	167	70%	4	2%
Total segment profits	$916	45%	$894	44%	$22	2%

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
Acquisitions, divestitures and discontinuations: In order to present period-over-period organic revenues (non-GAAP) on a comparable basis, revenues associated with acquisitions, divestitures and discontinuations are adjusted to include only revenues from those businesses and assets owned during both periods. Accordingly, organic revenue growth (non-GAAP) excludes from the current period, all revenues attributable to each acquisition for twelve months subsequent to the day of acquisition, as there are no revenues from those businesses and assets included in the comparable prior period. Organic revenue growth (non-GAAP) excludes from the prior period (but not the current period), all revenues attributable to each divestiture and discontinuance during the twelve months prior to the day of divestiture or discontinuance, as there are no revenues from those businesses and assets included in the comparable current period. There were no acquisitions during the twelve month period ended March 31, 2021.
The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (Non-GAAP) for the three months ended March 31, 2021 and 2020 by segment.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Bausch + Lomb	$881	$(26)	$855	$875	$(2)	$873	$(18)	(2)%
Salix	472	—	472	477	—	477	(5)	(1)%
International Rx	306	(4)	302	291	(1)	290	12	4%
Ortho Dermatologics	141	(3)	138	131	—	131	7	5%
Diversified Products	227	—	227	238	(7)	231	(4)	(2)%
Total	$2,027	$(33)	$1,994	$2,012	$(10)	$2,002	$(8)	—%
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment has a diversified product line with no single product group representing 10% or more of its product sales. The Bausch + Lomb segment revenue was $881 million and $875 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $6 million, or 1%. The increase was primarily attributable to the favorable effect of foreign currencies of $26 million, primarily in Europe and Asia and was partially offset by: (i) a decrease in volumes of $13 million, (ii) a decrease in net realized pricing of $5 million and (iii) the impact of divestitures and discontinuations of $2 million, related to several products. The decrease in volumes was primarily attributable to decreases in our: (i) Ophthalmology business primarily in the U.S., in part due to the impact of generic competition as certain products, such as Lotemax® Gel, lost exclusivity, and Europe and (ii) Consumer business primarily in Europe and Canada, partially offset by increases in our Vision Care business primarily in China which was more negatively impacted by the COVID-19 pandemic during the three months ended March 31, 2020 than other geographies.
During 2020, the volumes of our Bausch + Lomb segment were most negatively impacted by the COVID-19 pandemic during our second quarter. During 2020, the postponement of certain surgical and elective medical procedures related to the

COVID-19 pandemic, and associated declines in pre- and post-operative prescriptions, negatively impacted the volumes of our Ophthalmology and Surgical businesses while the reduction in the consumption of contact lenses worldwide due to limited social interactions and in some regions government recommended use of frames, negatively impacted the volumes of our Vision Care business. During our first quarter of 2020, certain customers engaged in "pantry-loading", which, positively impacted the volumes of our Consumer business during that quarter but negatively impacted the volumes of our Consumer business for our second quarter of 2020. However, as governments began lifting social restrictions, the negative trend in the revenues of these businesses began to level off and stabilize prior to our third quarter and continued into our fourth quarter of 2020 and first quarter of 2021. Although we experienced COVID-19 pandemic related declines in year-over-year revenues in certain geographies in 2021, total Bausch + Lomb segment revenues for the three months ended March 31, 2021 increased 1% when compared to the three months ended March 31, 2020, which suggests that a recovery is underway. Presuming the increased availability of effective vaccines and any resurgence of the COVID-19 virus and variant strains thereof or reenactment of social restrictions are not significant, we anticipate that our revenues will likely return to pre-pandemic levels in 2021.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for three months ended March 31, 2021 and 2020 was $239 million and $263 million, respectively, a decrease of $24 million, or 9%. The decrease was primarily driven by a decrease in gross profit attributable to: (i) lower volumes of our products which carry higher margins, (ii) higher manufacturing variances primarily due to the impacts of the COVID-19 pandemic and (iii) a decrease in net realized pricing, partially offset by: (i) decreases in SG&A expenses primarily attributable to profit protection measures taken to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, and (ii) the favorable effect of foreign currencies.
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for 78% and 79% of the Salix segment product sales and 18% and 19% of the Company's product sales for the three months ended March 31, 2021 and 2020, respectively. No other single product group represents 10% or more of the Salix segment product sales. Salix segment revenue for the three months ended March 31, 2021 and 2020 was $472 million and $477 million, respectively, a decrease of $5 million, or 1%. The decrease is primarily driven by a decrease in volumes of $24 million partially offset by an increase in net realized pricing of $19 million. The decrease in volumes was primarily due to the impacts of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed. The increase in net realized pricing was primarily attributable to higher net realized pricing for Xifaxan®.
During 2020, certain branded pharmaceutical products within our Salix segment were negatively impacted by social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed. Although we experienced COVID-19 pandemic related declines in year-over-year revenues in certain products during 2021, the decrease in Salix segment revenues for the three months ended March 31, 2021 of 1% when compared to the three months ended March 31, 2020 is not material. Presuming the increased availability of effective vaccines and any resurgence of the COVID-19 virus and variant strains thereof or reenactment of social restrictions are not significant, we anticipate that our revenues will likely return to pre-pandemic levels in 2021.
Salix Segment Profit
The Salix segment profit for the three months ended March 31, 2021 and 2020 was $327 million and $319 million, respectively, an increase of $8 million, or 3%. The increase was primarily driven by decreases in SG&A expenses primarily attributable to profit protection measures taken to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed and was partially offset by the decrease in revenue, as previously discussed.
International Rx Segment:
International Rx Segment Revenue
The International Rx segment has a diversified product line with no single product group representing 10% or more of its product sales. The International Rx segment revenue was $306 million and $291 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $15 million, or 5%. The increase was primarily attributable to: (i) an increase in volumes of $9 million, (ii) the favorable effect of foreign currencies of $4 million, primarily in Europe and Asia, and (iii) an increase in net realized pricing of $3 million. The increase in volumes is primarily due to increased volumes in Mexico of Ivermectin®, due to its off label use as a treatment for COVID-19, and Bedoyecta®. The increase in volumes was partially offset by lower volumes in Canada primarily due to: (i) the impacts of the COVID-19 pandemic, as previously discussed, and

(ii) the impact of the loss of exclusivity for certain products, primarily Glumetza®. These decreases were partially offset by the impact of divestitures and discontinuations of $1 million.
The volumes of our International Rx segment were negatively impacted, by social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, during our second quarter of 2020. However, as governments began lifting social restrictions, the negative trend in the revenues of our International Rx products began to level off and stabilize prior to our third quarter of 2020 and continued in the fourth quarter of 2020. Although we experienced COVID-19 pandemic related declines in year-over-year revenues in certain geographies during 2021, total International Rx segment revenues for the three months ended March 31, 2021 increased 5% when compared to the three months ended March 31, 2020, which suggests that a recovery is underway. Presuming the increased availability of effective vaccines and any resurgence of the COVID-19 virus and variant strains thereof or reenactment of social restrictions are not significant, we anticipate that our revenues will likely return to pre-pandemic levels in 2021.
International Rx Segment Profit
The International Rx segment profit for the three months ended March 31, 2021 and 2020 was $109 million and $98 million, respectively, an increase of $11 million, or 11%. The increase was primarily driven by: (i) decreases in SG&A expenses primarily attributable to profit protection measures taken to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed and (ii) an increase in revenue, as previously discussed, partially offset by higher manufacturing variances primarily due to the impacts of the COVID-19 pandemic.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment includes the Thermage® and Jublia® product lines, which accounted for approximately 40% and 10% of the Ortho Dermatologics segment revenues for the three months ended March 31, 2021, respectively. No other single product group represents 10% or more of the Ortho Dermatologics segment revenues. The Ortho Dermatologics segment revenue for the three months ended March 31, 2021 and 2020 was $141 million and $131 million, respectively, an increase of $10 million, or 8%. The increase is a result of: (i) an increase in volume of $19 million and (ii) the favorable effect of foreign currencies of $3 million. The increases were partially offset by a decrease in net realized pricing of $12 million, as a result of higher sales deductions in our medical dermatology products. The increase in volume is primarily due to increased demand of Thermage FLX® partially offset by: (i) the impact of generic competition as certain products, such as Elidel® and Clindagel®, lost exclusivity and (ii) the impacts of social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the three months ended March 31, 2021 and 2020 was $70 million and $47 million, respectively, an increase of $23 million, or 49%. The increase was primarily driven by: (i) decreases in SG&A expenses primarily attributable to profit protection measures taken to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, (ii) an increase in revenue, as previously discussed, and (iii) a decrease in R&D expenses.

Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021		2020		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$53	23%	$58	24%	$(5)	(9)%
Aplenzin®	26	11%	26	11%	—	—%
Arestin®	23	10%	19	8%	4	21%
Ativan® Franchise	18	8%	8	3%	10	125%
Pepcid®	12	5%	3	1%	9	300%
Mysoline®	11	5%	5	2%	6	120%
Librax® Franchise	10	4%	6	3%	4	67%
Diastat® Franchise	6	3%	11	5%	(5)	(45)%
Xenazine® Franchise	6	3%	8	3%	(2)	(25)%
Cardizem® Franchise	4	2%	5	2%	(1)	(20)%
Other product revenues	57	26%	85	36%	(28)	(33)%
Other revenues	1	—%	4	2%	(3)	(75)%
Total Diversified Products revenues	$227	100%	$238	100%	$(11)	(5)%
The Diversified Products segment revenue for the three months ended March 31, 2021 and 2020 was $227 million and $238 million, respectively, a decrease of $11 million, or 5%. The decrease was primarily driven by: (i) a decrease in volume of $9 million and (ii) the impact of divestitures and discontinuations of $7 million, partially offset by an increase in net realized pricing of $5 million, primarily in our Neurology and Other business. The decrease in volume was primarily attributable to the impact of generic competition as certain products, such as Migranal®, Isuprel®, Demser® and Syprine®, lost exclusivity in our Neurology and Other business, partially offset by: (i) an increase in volumes of our Dentistry business and (ii) the short-term benefit to our sales of Pepcid® as a result of a recall of a competitor's product.
Diversified Products Segment Profit
The Diversified Products segment profit for three months ended March 31, 2021 and 2020 was $171 million and $167 million, respectively, an increase of $4 million, or 2%. The increase was primarily driven by decreases in SG&A expenses primarily attributable to profit protection measures taken to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed partially offset by the decrease in revenue, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Net loss	$(607)	$(152)	$(455)
Adjustments to reconcile net loss to net cash provided by operating activities	910	541	369
Cash provided by operating activities before changes in operating assets and liabilities	303	389	(86)
Changes in operating assets and liabilities	140	(128)	268
Net cash provided by operating activities	443	261	182
Net cash used in investing activities	(56)	(40)	(16)
Net cash used in financing activities	(243)	(1,521)	1,278
Effect of exchange rate on cash and cash equivalents	(13)	(21)	8
Net increase (decrease) in cash, cash equivalents, restricted cash and cash held for sale	131	(1,321)	1,452
Cash, cash equivalents and restricted cash, beginning of period	1,816	3,244	(1,428)
Cash, cash equivalents, restricted cash and cash and cash equivalents held for sale, end of period	$1,947	$1,923	$24
Operating Activities
Net cash provided by operating activities was $443 million and $261 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $182 million. The increase was attributable to Changes in operating assets and liabilities partially offset by the decrease in Cash provided by operating activities before changes in operating assets and liabilities.
Cash provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2021 and 2020 was $303 million and $389 million, respectively, a decrease in cash of $86 million. The decrease is primarily attributable to: (i) $115 million of higher payments of accrued legal settlements during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 and (ii) $26 million in payments for Separation costs and Separation-related costs during the three months ended March 31, 2021, partially offset by the impact of the profit protection measures taken to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed.
Changes in operating assets and liabilities resulted in a net increase in cash of $140 million for the three months ended March 31, 2021 and a net decrease in cash of $128 million for the three months ended March 31, 2020 representing a net increase in cash of $268 million. During the three months ended March 31, 2021, Changes in operating assets and liabilities was positively impacted by: (i) the timing of other payments in the ordinary course of business of $84 million, (ii) the collection of trade receivables of $60 million and (iii) an increase in accrued interest due to timing of payments of $31 million and was partially offset by an increase in inventories of $35 million. During the three months ended March 31, 2020, Changes in operating assets and liabilities was negatively impacted by: (i) the timing of other payments in the ordinary course of business of $180 million and (ii) an increase in inventories of $94 million and was partially offset by: (i) an increase in accrued interest due to timing of payments of $77 million and (ii) the collection of trade receivables of $69 million.
Investing Activities
Net cash used in investing activities was $56 million for the three months ended March 31, 2021 and was primarily driven by Purchases of property, plant and equipment of $66 million partially offset by Interest settlements from cross-currency swaps of $11 million.
Net cash used in investing activities was $40 million for the three months ended March 31, 2020 and was primarily driven by Purchases of property, plant and equipment of $72 million and was partially offset by Proceeds from sale of assets and businesses, net of costs to sell of $21 million primarily related to the receipt of a milestone payment associated with a prior divestiture and Interest settlements from cross-currency swaps of $11 million.
Financing Activities
Net cash used in financing activities was $243 million for the three months ended March 31, 2021 and was primarily driven by the prepayment of $200 million of 7.00% Senior Secured Notes due 2024 using cash on hand and cash generated from operations during 2021.
Net cash used in financing activities was $1,521 million for the three months ended March 31, 2020 and was primarily driven by the repayments of debt of $1,459 million which consisted of: (i) $1,240 million of May 2023 Unsecured Notes, which was previously financed as part of the December 2019 Financing and Refinancing Transactions, which were completed in January 2020, (ii) $100 million of 5.50% Senior Unsecured Notes due March 2023, (iii) $103 million of our June 2025 Term Loan B Facility (as defined below) and (iv) the repurchase and retirement of outstanding senior unsecured notes with an aggregate par value of $17 million in the open market, for an aggregate cost of $16 million. Issuance of long-term debt, net of discounts of $3 million primarily represents the payment of fees and expenses associated with the December 2019 Financing and Refinancing Transactions.
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
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt or issue equity or equity-linked securities. We believe our existing cash and cash generated from operations will be sufficient to service our debt obligations through 2023.
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $23,738 million and $23,925 million as of March 31, 2021 and December 31, 2020, respectively. Aggregate contractual principal amounts due under our debt obligations were $23,985 million and $24,185 million as of March 31, 2021 and December 31, 2020, respectively, a decrease of $200 million during the three months ended March 31, 2021. The decrease was primarily driven by net debt repayments previously discussed under "Cash Flows - Financing Activities".
Our prepayment and refinancings of debt over the last four years translate into lower repayments of principal over the next four years, which, in turn, we believe will permit more cash flows to be directed toward developing our core assets, identifying new product opportunities and repaying additional debt amounts. The mandatory scheduled principal repayments of our debt obligations as of March 31, 2021, were as follows:

(in millions)
2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	Total
$—	$—	$—	$2,091	$10,632	$1,500	$2,250	$2,012	$3,250	$1,250	$1,000	$23,985
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
As of March 31, 2021, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 3.11% and 2.86% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2021, the aggregate remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $405 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of March 31, 2021, the stated rate of interest on the 2023 Revolving Credit Facility was 3.11% per annum. As of March 31, 2021, the Company had no outstanding borrowings, $101 million of issued and outstanding letters of credit and remaining availability of $1,124 million under its 2023 Revolving Credit Facility. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
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
The aggregate principal amount of our Senior Secured Notes as of March 31, 2021 and December 31, 2020 was $4,050 million and $4,250 million, respectively, a decrease of $200 million representing the prepayment of $200 million 7.00% Senior Secured Notes due 2024 using cash on hand and cash generated from operations during 2021.
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $2,484 million and total liabilities of $1,911 million as of March 31, 2021, and revenues of $411 million and operating loss of $30 million for the three months ended March 31, 2021.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
The aggregate principal amount of our Senior Unsecured Notes as of March 31, 2021 and December 31, 2020 was $15,500 million.
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
Since 2017 through the date of this filing, the Company completed several actions which included using cash flows from operations to repay debt and refinancing debt with near-term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with the financial maintenance covenant. As of March 31, 2021, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast as adjusted for the potential impacts of the COVID-19 pandemic, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of this Form 10-Q.
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

On August 6, 2020, we announced that we intend to separate our eye-health business into an independent publicly traded entity (“Bausch + Lomb”) from the remainder of Bausch Health Companies Inc. We continue to make progress toward the internal objectives necessary for the Separation and have been actively addressing the internal organizational design and structure of the new entity. We are actively addressing the structure and pro forma capitalizations of the two entities post-separation and have announced certain key leadership positions of the Bausch + Lomb entity. Based on our assessment, we believe that, by the end of the third quarter of 2021, we will be able to address the organizational matters and regulatory requirements needed to operate the businesses separately and put the Bausch + Lomb entity in a position to become an independent publicly traded company. Management is also considering the form of the Separation and exploring a number of alternative capitalization structures in order to properly capitalize the entities post-separation. Although a public offering of a portion of the Bausch + Lomb business is among the alternate capital structures being considered, this Form 10-Q does not constitute an offer of any securities of Bausch + Lomb for sale.
Weighted Average Interest Rate
The weighted average stated rate of interest of the Company's outstanding debt as of March 31, 2021 and December 31, 2020 was 6.00% and 6.02%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Credit Ratings
As of May 4, 2021, the credit ratings and outlook from Moody's, Standard & Poor's and Fitch for certain outstanding obligations of the Company were as follows:

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
A substantial portion of our cash requirements for the remainder of 2021 are for debt service. Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring, integration and separation costs, benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions. We are considering further acquisition opportunities within our core therapeutic areas, some of which could be sizable.
In addition to our working capital requirements, as of March 31, 2021, we expect our primary cash requirements during the remainder of 2021 to include:
•Debt repayments—As a result of prepayments and a series of refinancing transactions we have reduced and extended the maturities of a substantial portion of our long-term debt and have no debt maturities or mandatory amortization payments due until 2024. We expect to make interest payments of approximately $1,088 million during the remainder of 2021. In addition, in April and May 2021, we announced we will redeem $200 million aggregate principal amount of our 7.00% Senior Secured Notes due 2024 using cash on hand and cash generated from operations, in May and June 2021. We may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our 2023 Revolving Credit Facility to meet business needs;
•IT Infrastructure Investment—We expect to make payments of approximately $45 million for licensing, maintenance and capitalizable costs associated with our IT infrastructure improvement projects during the remainder of 2021;
•Capital expenditures—We expect to make payments of approximately $200 million for property, plant and equipment during the remainder of 2021;
•Contingent consideration payments—We expect to make contingent consideration and other development/approval/sales-based milestone payments of approximately $155 million during the remainder of 2021;

•Restructuring and integration payments—We expect to make payments of $5 million during the remainder of 2021 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through March 31, 2021;
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $11 million during the remainder of 2021; and
•U.S. Securities Litigation Settlement—As more fully discussed in Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements, we announced that we had agreed to resolve the U.S. Securities Litigation for $1,210 million. Final court approval of this settlement was granted in January 2021. Subject to two objectors' appeals of the Court's final approval order, the settlement resolves and discharges all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. This settlement resolves the most significant of the Company's remaining legacy legal matters and eliminates a material uncertainty regarding our Company. As of March 31, 2021, Restricted cash includes $1,210 million of payments into an escrow fund under the terms of a settlement agreement regarding the U.S. Securities Litigation.
Costs of Separation
As previously discussed, with the goal of unlocking additional Company value, on August 6, 2020, the Company announced that it intends to separate its eye-health business into an independent publicly traded entity. The Company has incurred, and will incur, costs associated with activities to effectuate the Separation. These activities include: (i) separating the eye-health business from the remainder of the Company and (ii) registering the eye-health business as an independent publicly traded entity. Separation costs are incremental costs directly related to the Separation and include, but are not limited to: (i) legal, audit and advisory fees, (ii) employee hiring, relocation and travel costs and (iii) costs associated with establishing a new board of directors and audit committee. The Company has also incurred, and will incur, Separation-related costs which are incremental costs indirectly related to the Separation. Separation-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. As of the date of this filing, we have begun executing on our plan for the Separation and future payments for Separation costs and Separation-related costs cannot be reasonably estimated at this time and could be material.
Proceeds From and Uses Of Sale of Business
In order to better focus on our core businesses, we continue to evaluate opportunities to simplify our operations and improve our capital structure, including dispositions of various assets. For example, on March 31, 2021, we announced that the Company and certain of its affiliates had entered into a definitive agreement to sell all of its equity interests in the Amoun business for total gross consideration of approximately $740 million. The Amoun Sale is expected to close in the first half of 2021, subject to customary closing conditions, and we anticipate using the net proceeds from the Amoun Sale to pay down certain debt obligations to further deleverage the Company.
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
Option to Acquire All Ophthalmology Assets of Allegro
As previously discussed, on September 21, 2020, we announced that we entered into an agreement to acquire an option to purchase all ophthalmology assets of Allegro. Aggregate payments under the Option are up to $50 million and include an upfront payment of $10 million and a second payment of $40 million should Allegro raise additional funding. During 2020, we made and expensed the upfront payment of $10 million as Acquired in-process research and development. If the Option is exercised, additional payments to acquire all of the ophthalmology assets of Allegro will be due over time.
Future Litigation Payments
In addition to the U.S. Securities Litigation discussed above, in the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements for further details of these matters. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.

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
Unrecognized Tax Benefits
As of March 31, 2021, the Company had unrecognized tax benefits totaling $1,042 million, of which, $203 million is expected to be realized during the remainder of 2021, however a reliable estimate of the period in which the remaining uncertain tax positions will be payable, if ever, cannot be made.
There have been no other material changes to the contractual obligations disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Contractual Obligations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021.
OUTSTANDING SHARE DATA
Our common shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “BHC”.
At April 29, 2021, we had 358,395,632 issued and outstanding common shares. In addition, as of April 29, 2021, we had outstanding 9,396,980 stock options and 5,638,209 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 2,207,728 performance-based restricted share units that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 3,786,963 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021, and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2021, except for: (i) estimates and assumptions regarding the nature, timing and extent that the COVID-19 pandemic had on the Company's operations and cash flows as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements, (ii) the impact of the current year segment realignment had on the Company’s allocation of goodwill as discussed in Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements, (iii) the estimates associated with the fair value of Ortho Dermatologics reporting unit in testing goodwill for impairment as discussed in Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements, (iv) the impact that the COVID-19 pandemic has on the Company’s assessment of goodwill as discussed in Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements and (v) recently adopted accounting guidance as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements.
NEW ACCOUNTING STANDARDS
Adoption of New Accounting Guidance
Information regarding recently issued accounting guidance is contained in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" of notes to our unaudited interim Consolidated Financial Statements.

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
•the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including a number of pending non-class securities litigations (including certain pending opt-out actions in the U.S. related to the previously settled securities class action (which remains subject to two objectors' appeals of the Court's final approval order) and certain opt-out actions in Canada relating to the recently settled class action in Canada) and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;
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
•factors impacting our ability to stabilize and reposition our Ortho Dermatologics business to generate additional value, including the success of recently launched products, expected geographic expansion in our Solta business (including with respect to Next Generation Thermage FLX®) and the approval of pipeline products (and the timing of such approvals);
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
•the impact of Brexit and the post-Brexit trade deal between the European Union and the United Kingdom;
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
•our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements;
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
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 24, 2021, risks in Item 1A. “Risk Factors” of Part II of this Form 10-Q and risks detailed from time to time in our other filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 24, 2021, under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as indicated below under “— Interest Rate Risk”, and under 1A. “Risk Factors” of Part II of this Form 10-Q, there have been no material changes to our exposures to market risks as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021.

Interest Rate Risk
As of March 31, 2021, we had $19,562 million and $4,423 million principal amount of issued fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of March 31, 2021 was $20,467 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $458 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $371 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates would have an annualized pre-tax effect of approximately $44 million in our Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 18, "LEGAL PROCEEDINGS" of notes to the unaudited interim Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended March 31, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Bausch Health Companies Inc. (“Bausch Health” or the “Company”) has appointed Frederick J. Munsch as Controller and Chief Accounting Officer effective June 1, 2021, assuming those duties from Mr. Sam Eldessouky who, as previously disclosed, will be promoted to Chief Financial Officer effective June 1, 2021.
Mr. Munsch, age 51, has served as the Vice President, Assistant Controller of Bausch Health since joining the Company on November 21, 2016 from Teleflex Incorporated, a global provider of medical technology products where he was appointed Vice President, Financial Planning & Analysis in January 2015. During the period 2004 through 2014, Mr. Munsch held a variety of positions at Tyco International Plc (“Tyco”), a global provider of security, fire detection and suppression and life safety products and services, and in 2013 was appointed Vice President, Financial Planning & Analysis. Prior to joining Tyco, Mr. Munsch spent 12 years at Viacom, Time Warner and Ernst & Young, where he held several roles of increasing responsibility and provided technical accounting guidance on complex accounting matters.

Item 6. Exhibits

10.1
Director Nomination and Appointment Agreement by and among Bausch Health Companies Inc., Carl C. Icahn and the persons and entities listed therein, dated February 23, 2021, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021, which is incorporated by reference herein.

10.2*	Form of 2021 Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units) under the Amended and Restated 2014 Omnibus Incentive Plan.†
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch Health Companies Inc. (Registrant)

Date:	May 4, 2021	/s/ JOSEPH C. PAPA
Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date:	May 4, 2021	/s/ PAUL S. HERENDEEN
Paul S. Herendeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1
Director Nomination and Appointment Agreement by and among Bausch Health Companies Inc., Carl C. Icahn and the persons and entities listed therein, dated February 23, 2021, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021, which is incorporated by reference herein.

10.2*	Form of 2021 Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units) under the Amended and Restated 2014 Omnibus Incentive Plan.†
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
†    Management contract or compensatory plan or arrangement.