Form 10-Q
period 2021-06-30
Bausch Health Companies Inc.
filed 2021-08-03
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 358,808,755 shares outstanding as of July 29, 2021.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to euros and references to "CAD" are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of June 30, 2021.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected research and development ("R&D") and marketing spend; our expected primary cash and working capital requirements for 2021 and beyond; the Company's plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement"), and senior notes indentures; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenues, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic; the Company’s plan to separate its eye health business, including the structure and timing of completing such separation transaction; and the proposed initial public offering of the Company’s medical aesthetics business, including the timing of such initial public offering.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the availability and effectiveness of vaccines for COVID-19, COVID-19 vaccine immunization rates, the emergence of variant strains of COVID-19, the evolving reaction of governments, private sector participants and the public to that pandemic, and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on the Company, including but not limited to its supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition and costs (which may increase) and revenue and margins (both of which may decrease);
•with respect to the proposed separation of the Company’s eye health business, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the separation transaction, the expected timing of completion of the separation transaction and its terms, the Company’s ability to complete the separation transaction considering the various conditions to the completion of the separation transaction (some of which are outside the Company’s control, including conditions related to regulatory matters and a possible shareholder vote, if applicable), that market or other conditions are no longer favorable to completing the transaction, that any shareholder, stock exchange, regulatory or other approval (if required) is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of or following the separation transaction, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from either or both of the Canada Revenue Agency and the Internal Revenue Service will be sought or obtained), potential dissynergy costs resulting from the separation transaction, the impact of the separation transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business;
•with respect to the proposed initial public offering of the Company’s Solta medical aesthetics business, the risks and uncertainties include, but are not limited to, risks relating to the expected timing of completion of such transaction and the Company’s ability to complete such transaction, that market or other conditions are no longer favorable to completing the transaction on a timely basis or at all, the receipt of (or failure to receive) the regulatory approvals required in connection with the transaction and the timing of receipt of such approvals, business disruption during the pendency of or following such transaction, diversion of management time on transaction-related issues, retention of Solta medical aesthetics management team members, the reaction of customers and other parties to such transaction, the impact of such transaction on relationships with customers, suppliers, employees and other business counterparties, and other events that could adversely impact the completion of such transaction, including industry or economic conditions outside of Bausch Health’s control. In particular, the Company can offer no assurance that any initial public offering will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
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
•our ability to comply with the financial and other covenants contained in our Restated Credit Agreement, senior notes indentures, 2023 Revolving Credit Facility (as defined below) and other current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, our ability to draw under our 2023 Revolving Credit Facility and restrictions on our ability to make certain investments and other restricted payments;
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
•factors impacting our ability to stabilize and reposition our Ortho Dermatologics business to generate additional value, including the success of recently launched products and the approval of pipeline products (and the timing of such approvals);
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
•the success of our fulfillment arrangements with Walgreen Co., including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, PBMs, third-party payors and governmental agencies), and the continued compliance of such arrangements with applicable laws;
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
•the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the FDA, Health Canada, European Medicines Agency (“EMA”) and similar agencies in other countries, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;
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
•the impact of changes in federal laws and policy that may be undertaken under the Biden administration;
•illegal distribution or sale of counterfeit versions of our products;

•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 24, 2021, risks in Item 1A. “Risk Factors” of Part II of this Form 10-Q and risks detailed from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 24, 2021, under Item 1A. “Risk Factors”, under Item 1A. “Risk Factors” of Part II of this Form 10-Q and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$642	$605
Restricted cash	1,214	1,211
Trade receivables, net	1,609	1,577
Inventories, net	1,086	1,094
Prepaid expenses and other current assets	899	855
Total current assets	5,450	5,342
Property, plant and equipment, net	1,590	1,567
Intangible assets, net	7,624	8,445
Goodwill	12,527	13,044
Deferred tax assets, net	2,255	2,137
Other non-current assets	596	664
Total assets	$30,042	$31,199
Liabilities
Current liabilities:
Accounts payable	$442	$337
Accrued and other current liabilities	5,075	4,576
Total current liabilities	5,517	4,913
Acquisition-related contingent consideration	206	216
Non-current portion of long-term debt	23,439	23,925
Deferred tax liabilities, net	516	528
Other non-current liabilities	975	1,012
Total liabilities	30,653	30,594
Commitments and contingencies (Note 18)
(Deficit) Equity
Common shares, no par value, unlimited shares authorized, 358,653,899 and 355,422,347 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	10,300	10,227
Additional paid-in capital	413	454
Accumulated deficit	(9,218)	(8,013)
Accumulated other comprehensive loss	(2,182)	(2,133)
Total Bausch Health Companies Inc. shareholders’ (deficit) equity	(687)	535
Noncontrolling interest	76	70
Total (deficit) equity	(611)	605
Total liabilities and (deficit) equity	$30,042	$31,199
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Product sales	$2,076	$1,637	$4,079	$3,623
Other revenues	24	27	48	53
	2,100	1,664	4,127	3,676
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	604	482	1,168	987
Cost of other revenues	8	13	18	27
Selling, general and administrative	685	526	1,291	1,159
Research and development	115	108	227	230
Amortization of intangible assets	360	436	717	872
Goodwill impairments	—	—	469	—
Asset impairments, including loss on assets held for sale	47	1	195	15
Restructuring, integration and separation costs	9	7	21	11
Other expense, net	542	118	512	154
	2,370	1,691	4,618	3,455
Operating (loss) income	(270)	(27)	(491)	221
Interest income	2	2	4	9
Interest expense	(364)	(385)	(732)	(781)
Loss on extinguishment of debt	(45)	(27)	(50)	(51)
Foreign exchange and other	7	—	8	(13)
Loss before benefit from income taxes	(670)	(437)	(1,261)	(615)
Benefit from income taxes	77	112	61	138
Net loss	(593)	(325)	(1,200)	(477)
Net income attributable to noncontrolling interest	(2)	(1)	(5)	(1)
Net loss attributable to Bausch Health Companies Inc.	$(595)	$(326)	$(1,205)	$(478)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(1.66)	$(0.92)	$(3.37)	$(1.35)

Basic and diluted weighted-average common shares	359.1	355.3	358.0	354.3
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(593)	$(325)	$(1,200)	$(477)
Other comprehensive income (loss)
Foreign currency translation adjustment	76	54	(48)	(138)
Pension and postretirement benefit plan adjustments, net of income taxes	(1)	4	—	(1)
Other comprehensive income (loss)	75	58	(48)	(139)
Comprehensive loss	(518)	(267)	(1,248)	(616)
Comprehensive (income) loss attributable to noncontrolling interest	(3)	(1)	(6)	1
Comprehensive loss attributable to Bausch Health Companies Inc.	$(521)	$(268)	$(1,254)	$(615)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders' (Deficit) Equity
	Common Shares				Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders' (Deficit) Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total (Deficit) Equity
	Three Months Ended June 30, 2021
Balances, April 1, 2021	358.1	$10,289	$393	$(8,623)	$(2,256)	$(197)	$73	$(124)
Common shares issued under share-based compensation plans	0.6	11	(7)	—	—	4	—	4
Share-based compensation	—	—	31	—	—	31	—	31
Employee withholding taxes related to share-based awards	—	—	(4)	—	—	(4)	—	(4)
Net (loss) income	—	—	—	(595)	—	(595)	2	(593)
Other comprehensive income	—	—	—	—	74	74	1	75
Balances, June 30, 2021	358.7	$10,300	$413	$(9,218)	$(2,182)	$(687)	$76	$(611)

	Three Months Ended June 30, 2020
Balances, April 1, 2020	354.6	$10,209	$396	$(7,605)	$(2,281)	$719	$71	$790
Common shares issued under share-based compensation plans	0.3	8	(7)	—	—	1	—	1
Share-based compensation	—	—	27	—	—	27	—	27
Employee withholding taxes related to share-based awards	—	—	(5)	—	—	(5)	—	(5)
Net (loss) income	—	—	—	(326)	—	(326)	1	(325)
Other comprehensive income	—	—	—	—	58	58	—	58
Balances, June 30, 2020	354.9	$10,217	$411	$(7,931)	$(2,223)	$474	$72	$546

	Six Months Ended June 30, 2021
Balances, January 1, 2021	355.4	$10,227	$454	$(8,013)	$(2,133)	$535	$70	$605
Common shares issued under share-based compensation plans	3.3	73	(58)	—	—	15	—	15
Share-based compensation	—	—	62	—	—	62	—	62
Employee withholding taxes related to share-based awards	—	—	(45)	—	—	(45)	—	(45)
Net (loss) income	—	—	—	(1,205)	—	(1,205)	5	(1,200)
Other comprehensive (loss) income	—	—	—	—	(49)	(49)	1	(48)
Balances, June 30, 2021	358.7	$10,300	$413	$(9,218)	$(2,182)	$(687)	$76	$(611)

	Six Months Ended June 30, 2020
Balances, January 1, 2020	352.6	$10,172	$429	$(7,452)	$(2,086)	$1,063	$73	$1,136
Effect of application of new accounting standard: financial instruments - credit losses	—	—	—	(1)	—	(1)	—	(1)
Common shares issued under share-based compensation plans	2.3	45	(43)	—	—	2	—	2
Share-based compensation	—	—	54	—	—	54	—	54
Employee withholding taxes related to share-based awards	—	—	(29)	—	—	(29)	—	(29)
Net (loss) income	—	—	—	(478)	—	(478)	1	(477)
Other comprehensive loss	—	—	—	—	(137)	(137)	(2)	(139)
Balances, June 30, 2020	354.9	$10,217	$411	$(7,931)	$(2,223)	$474	$72	$546
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(1,200)	$(477)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	807	961
Amortization and write-off of debt premiums, discounts and issuance costs	25	32
Asset impairments, including loss on assets held for sale	195	15
Goodwill impairments	469	—
Acquisition-related contingent consideration	—	24
Allowances for losses on trade receivable and inventories	35	34
Deferred income taxes	(120)	(194)
Net gain on sale of assets	(23)	(1)
Additions to accrued legal settlements	532	143
Payments of accrued legal settlements	(129)	(34)
Share-based compensation	62	54
Foreign exchange loss	7	11
Gain excluded from hedge effectiveness	(11)	(11)
Loss on extinguishment of debt	50	51
Payments of contingent consideration adjustments, including accretion	(8)	(1)
Other	(24)	(9)
Changes in operating assets and liabilities:
Trade receivables	(48)	423
Inventories	(47)	(188)
Prepaid expenses and other current assets	21	(16)
Accounts payable, accrued and other liabilities	245	(356)
Net cash provided by operating activities	838	461
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(128)	(141)
Payments for intangible and other assets	(4)	(2)
Purchases of marketable securities	(11)	(2)
Proceeds from sale of marketable securities	8	6
Proceeds from sale of assets and businesses, net of costs to sell	25	21
Interest settlements from cross-currency swaps	11	11
Net cash used in investing activities	(99)	(107)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	1,579	1,477
Repayments of long-term debt	(2,100)	(3,062)
Proceeds from the issuances of short-term debt	—	1
Payments of employee withholding taxes related to share-based awards	(45)	(29)
Payments of acquisition-related contingent consideration	(41)	(23)
Payments of financing costs	(38)	(39)
Other	14	1
Net cash used in financing activities	(631)	(1,674)
Effect of exchange rate changes on cash and cash equivalents	(6)	(17)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash and cash equivalents held for sale	102	(1,337)
Cash, cash equivalents and restricted cash, beginning of period	1,816	3,244
Cash, cash equivalents, restricted cash and cash and cash equivalents held for sale, end of period	$1,918	$1,907
Cash and cash equivalents	$642	$896
Restricted cash, current	1,214	1,011
Cash and cash equivalents, held for sale	62	—
Cash, cash equivalents, restricted cash and cash and cash equivalents held for sale, end of period	$1,918	$1,907
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF BUSINESS
Bausch Health Companies Inc. (the “Company” or "Bausch Health") is a multinational, specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of eye health, gastroenterology ("GI") and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices) which are marketed directly or indirectly in approximately 100 countries.
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
Proposed Separation of Bausch + Lomb Eye Health Business and Proposed Initial Public Offering of Solta Medical Business
On August 6, 2020, the Company announced that it intends to separate its eye health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). On August 3, 2021, the Company announced its intention to conduct an initial public offering ("IPO") of its medial aesthetics business, Global Solta (“Solta Medical”) (the “Solta IPO"). The B+L Separation and the Solta IPO will establish three separate companies that include: (i) a fully integrated eye health company which will consist of the Company’s Bausch + Lomb Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmology Rx businesses, (ii) a global provider of medical aesthetics which will consist of the Company’s Solta business and (iii) a diversified pharmaceutical company which will include the Company’s Salix, International Rx, dentistry, neurology, medical dermatology and generics pharmaceutical businesses. The anticipated B+L Separation and Solta IPO are subject to regulatory approvals and certain conditions, including final approval by the Company’s Board of Directors and any shareholder vote requirements that may be applicable. These unaudited Consolidated Financial Statements do not include any adjustments to give effect to either the B+L Separation or the Solta IPO.
As of the date of the issuance of these financial statements, the Company continues to make progress toward internal objectives necessary for the B+L Separation and has been actively addressing the internal organizational design and structure of the new Bausch + Lomb entity which it anticipates having completed by the end of its third quarter of 2021. The Company has begun addressing the internal organizational design and structure of the new Solta Medical entity which it anticipates having completed in late 2021 or early 2022. Management is also exploring various capitalization structures and the form of each transaction in order to achieve the appropriate capitalization and leverage for each of the three entities if and when the proposed transactions are complete.
Impacts of COVID-19 Pandemic
The unprecedented nature of the COVID-19 pandemic has adversely impacted the global economy. The COVID-19 pandemic and the reactions of governments, private sector participants and the public in an effort to contain the spread of the COVID-19 virus and/or address its impacts have had significant direct and indirect effects on businesses and commerce. This includes, but is not limited to, disruption to supply chains, employee base and transactional activity, facilities closures and production suspensions.
The extent to which these events may continue to impact the Company's business, financial condition, cash flows and results of operations, in particular, will depend on future developments which are highly uncertain and many of which are outside the Company's control. Such developments include the availability and effectiveness of vaccines for the COVID-19 virus, COVID-19 vaccine immunization rates, the ultimate geographic spread and duration of the pandemic, the extent and duration of a resurgence of the COVID-19 virus and variant strains such as the delta variant, new information concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have a significant adverse effect on the Company's business, financial condition, cash flows and results of operations.
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
3.REVENUE RECOGNITION
The Company’s revenues are primarily generated from product sales, principally in the therapeutic areas of eye health, GI and dermatology, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 19, "SEGMENT INFORMATION" for the disaggregation of revenue which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.

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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30, 2021
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2021	$190	$575	$779	$184	$85	$1,813
Current period provisions	306	77	1,227	993	110	2,713
Payments and credits	(296)	(119)	(1,025)	(1,012)	(94)	(2,546)
Reserve balances, June 30, 2021	$200	$533	$981	$165	$101	$1,980
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $41 million and $32 million as of June 30, 2021 and January 1, 2021, respectively, which are reflected as a reduction of Trade receivables, net in the Consolidated Balance Sheets. Included as a reduction of Distribution Fees in the table above are price appreciation credits of approximately $1 million during the six months ended June 30, 2021.

	Six Months Ended June 30, 2020
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2020	$182	$691	$927	$168	$82	$2,050
Current period provisions	293	54	1,018	917	95	2,377
Payments and credits	(316)	(124)	(1,096)	(939)	(111)	(2,586)
Reserve balances, June 30, 2020	$159	$621	$849	$146	$66	$1,841
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $32 million and $29 million as of June 30, 2020 and January 1, 2020, respectively. Included as a reduction of Distribution Fees in the table above are price appreciation credits of approximately $4 million during the six months ended June 30, 2020.

Contract Assets and Contract Liabilities
There are no contract assets for any period presented. Contract liabilities consist of deferred revenue, the balance of which is not material to any period presented.
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors.  Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the six months ended June 30, 2021 and 2020 is as follows.

(in millions)	2021	2020
Balance, beginning of period	$39	$48
Retrospective effect of application of new accounting standard	—	1
Provision	—	6
Write-offs	(1)	(2)
Recoveries	1	1
Foreign exchange and other	—	(2)
Balance, end of period	$39	$52
4.ACQUISITION, LICENSING AGREEMENTS AND ASSETS HELD FOR SALE
Option to Purchase All Ophthalmology Assets of Allegro Ophthalmics, LLC ("Allegro")
On September 21, 2020, the Company announced that it had entered into an agreement to acquire an option to purchase all of the ophthalmology assets of Allegro (the "Option"), a privately held biopharmaceutical company focused on the development of therapies that regulate integrin functions for the treatment of ocular diseases. Among the assets to be acquired if the Option was exercised, were the worldwide rights to risuteganib (Luminate®), Allegro's lead investigational compound in retina, which is believed to simultaneously act on the angiogenic, inflammatory and mitochondrial metabolic pathways implicated in diseases such as intermediate dry Age-related Macular Degeneration. During the three months ended September 30, 2020, the Company made and expensed as acquired in-process research and development ("IPR&D") included in Other expense, net, an initial upfront payment of $10 million to acquire the Option. However, on June 23, 2021, Allegro notified the Company that it did not raise the additional funding required under the option agreement. Pursuant to the terms of the option agreement, the Option thereby terminated, and the Company exercised its right to convert the $10 million upfront payment into a minor equity interest in Allegro. The Company expects that it will make no additional payments pursuant to this option agreement.
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
Assets Held for Sale
On March 31, 2021, the Company announced that it and certain of its affiliates had entered into a definitive agreement to sell all of its equity interests in Amoun Pharmaceutical Company S.A.E. ("Amoun") for total gross consideration of approximately $740 million (including the assignment to the purchasing entity of an intercompany loan granted by the Company to Amoun), subject to certain adjustments (the “Amoun Sale”). The Amoun Sale closed on July 26, 2021. As part of the Amoun Sale, cash generated by Amoun during the period from the locked-box date of January 1, 2021 through closing was for the benefit of the purchasing entity, subject to working capital during such period. Amoun manufactures, markets and distributes branded generics of human and animal health products. The Amoun business was part of the International Rx segment (formerly included within the Bausch + Lomb/International segment) and was reclassified as held for sale as of December 31, 2020. As a result of meeting the criteria for held for sale classification, the carrying value of the Amoun business, was adjusted to its estimated fair value, less costs to sell, and the Company recognized an impairment loss of $96 million during the three months ended December 31, 2020. During the three and six months ended June 30, 2021, the Company recognized additional impairment losses of $20 million and $88 million, respectively. The total loss of $184 million was primarily due to the anticipated release of non-cash cumulative foreign currency translation losses of $340 million, which were included as part of the carrying value of the Amoun business when measuring for impairment. These losses were reclassified from Accumulated other comprehensive loss to Net loss upon completion of the sale.
Included in the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 are the following carrying amounts of the Amoun business' assets and liabilities held for sale.

(in millions)	June 30, 2021	December 31, 2020
Prepaid expenses and other current assets:
Cash and cash equivalents	$62	$—
Trade receivables, net	95	91
Inventories, net	72	63
Prepaid expenses and other current assets	11	8
	$240	$162
Other non-current assets:
Property, plant and equipment, net	$71	$68
Goodwill and Intangible assets, net	166	245
Deferred tax assets, net	2	2
	$239	$315

Accrued and other current liabilities:
Accounts payable	$10	$7
Accrued and other current liabilities	24	28
	$34	$35
Other non-current liabilities:
Deferred tax liabilities, net	$36	$36
Other non-current liabilities	23	21
	$59	$57
5.RESTRUCTURING, INTEGRATION AND SEPARATION COSTS
Restructuring and Integration Costs
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs are expenses associated with the implementation of these cost savings programs and include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. The liability associated with restructuring and integration costs as of June 30, 2021 was $17 million.
During the six months ended June 30, 2021, the Company incurred $6 million of restructuring and integration costs. These costs included: (i) $5 million of facility closure costs and (ii) $1 million of severance costs. The Company made payments of $9 million for the six months ended June 30, 2021.
During the six months ended June 30, 2020, the Company incurred $11 million of restructuring and integration costs. These costs included: (i) $6 million of facility closure costs and (ii) $5 million of severance costs. The Company made payments of $9 million for the six months ended June 30, 2020.

Separation Costs and Separation-related Costs
The Company has incurred, and will incur, costs associated with activities to effectuate the B+L Separation. These activities include: (i) separating the Bausch + Lomb business from the remainder of the Company and (ii) registering the Bausch + Lomb business as an independent publicly traded entity. Separation costs are incremental costs directly related to the B+L Separation and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for the new entity. Included in Restructuring, integration and separation costs for the six months ended June 30, 2021 and 2020 are Separation costs of $15 million and $0, respectively.
The Company has also incurred, and will incur, Separation-related costs which are incremental costs indirectly related to the B+L Separation. Separation-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. Included in Selling, general and administrative expenses for the six months ended June 30, 2021 and 2020 are Separation-related costs of $55 million and $0, respectively.
The Company continues to make progress toward internal objectives necessary for the B+L Separation and the extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
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

	June 30, 2021				December 31, 2020
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$160	$127	$33	$—	$41	$8	$33	$—
Restricted cash	$1,214	$1,214	$—	$—	$1,211	$1,211	$—	$—
Foreign currency exchange contracts	$—	$—	$—	$—	$3	$—	$3	$—
Liabilities:
Acquisition-related contingent consideration	$280	$—	$—	$280	$328	$—	$—	$328
Cross-currency swaps	$41	$—	$41	$—	$70	$—	$70	$—
Foreign currency exchange contracts	$4	$—	$4	$—	$11	$—	$11	$—
Cash equivalents, including cash equivalents held for sale, consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
As of June 30, 2021, Restricted cash includes $1,210 million of payments into an escrow fund under the terms of a settlement agreement regarding certain U.S. securities litigation (which settlement agreement is subject to two objectors' appeals of the final court approval of the agreement), and is reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to its short-term nature. These payments will remain in escrow until resolution of the appeals of the final court approval of the settlement agreement, as discussed in Note 18, "LEGAL PROCEEDINGS".
There were no transfers into or out of Level 3 during the six months ended June 30, 2021.
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
The Company’s cross-currency swaps qualify for and have been designated as an accounting hedge of the foreign currency exposure of a net investment in a foreign operation and are remeasured at each reporting date to reflect changes in their fair values. The fair value is determined via a mark-to-market analysis, using observable (Level 2) inputs. These inputs may include: (i) the foreign currency exchange spot rate between the euro and U.S. dollar, (ii) the interest rate yield curves in the euro and U.S. dollar and (iii) the credit risk rating for each applicable counterparty. The net change in fair value of cross-currency swaps is reported as a gain or loss in the Consolidated Statements of Comprehensive Loss as part of Foreign currency translation adjustment to the extent they are effective and remain in Accumulative other comprehensive loss until either the sale or complete, or substantially complete, liquidation of the subsidiary. No portion of the cross-currency swaps were ineffective for the six months ended June 30, 2021 and 2020. The Company uses the spot method of assessing hedge effectiveness. The Company has elected to amortize amounts excluded from the assessment of effectiveness over the term of its cross-currency swaps as Interest expense in the Consolidated Statements of Operations.
The fair value of the Company’s cross-currency swaps liability as of June 30, 2021 and December 31, 2020 was $41 million and $70 million, respectively. Included in Other non-current liabilities is $50 million and $79 million of cross-currency swaps and included in Prepaid expenses and other current assets is $9 million and $9 million of earned interest as of June 30, 2021 and December 31, 2020, respectively.
The following table presents the effect of hedging instruments on the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
(Loss) Gain recognized in Other comprehensive loss	$(12)	$(18)	$29	$55
Gain excluded from assessment of hedge effectiveness	$5	$5	$11	$11
Location of gain of excluded component	Interest Expense		Interest Expense
Interest settlement of the Company's cross-currency swaps occurs in February and August each year. During the six months ended June 30, 2021 and 2020, the Company received $11 million and $11 million, respectively, in interest settlements which are reported as investing activities in the Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
In 2020 and 2021, the Company entered into foreign currency exchange contracts. As of June 30, 2021, these contracts had an aggregate outstanding notional amount of $253 million.
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
The fair value of the Company's foreign currency exchange contracts liability as of June 30, 2021 and December 31, 2020 was $4 million and $8 million, respectively. Included in Accrued and other current liabilities are $4 million and $11 million and included in Prepaid expenses and other current assets are $0 and $3 million of foreign currency exchange contracts as of June 30, 2021 and December 31, 2020, respectively. The net change in fair value was a gain of $7 million and $4 million during the three months ended June 30, 2021 and 2020, respectively, and a gain of $5 million and a loss $1 million, during the six months ended June 30, 2021 and 2020, respectively. Settlements of the Company's foreign currency exchange contracts are reported as a gain or loss in the Consolidated Statements of Operations as part of Foreign exchange and other and reported as operating activities in the Consolidated Statements of Cash Flows. During the six months ended June 30,

2021 and 2020, the Company reported a realized loss of $9 million and $4 million, respectively, related to settlements of the Company's foreign currency exchange contracts.
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At June 30, 2021, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 18%, and a weighted average risk-adjusted discount rate of 7%. The weighted average risk-adjusted discount rate was calculated by weighting each contract's relative fair value at June 30, 2021.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in millions)	2021		2020
Balance, beginning of period		$328		$316
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$9		$11
Fair value adjustments due to changes in estimates of other future payments	(9)		13
Acquisition-related contingent consideration		—		24
Payments		(49)		(24)
Foreign currency translation adjustment included in other comprehensive loss		1		—
Balance, end of period		280		316
Current portion included in Accrued and other current liabilities		74		37
Non-current portion		$206		$279
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a non-recurring basis:

	June 30, 2021				December 31, 2020
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Other non-current assets:
Non-current assets held for sale	$166	$—	$—	$166	$245	$—	$—	$245
Non-current assets held for sale of $166 million and $245 million included in the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively, were remeasured to their estimated fair values less costs to sell, which utilized Level 3 unobservable inputs. See Note 4, "ACQUISITION, LICENSING AGREEMENTS AND ASSETS HELD FOR SALE", for additional details regarding these assets held for sale.
Fair Value of Long-term Debt
The fair value of long-term debt as of June 30, 2021 and December 31, 2020 was $23,935 million and $25,378 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.INVENTORIES
Inventories, net consist of:

(in millions)	June 30, 2021	December 31, 2020
Raw materials	$293	$286
Work in process	123	143
Finished goods	670	665
	$1,086	$1,094
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	June 30, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$20,876	$(15,622)	$5,254	$20,890	$(14,914)	$5,976
Corporate brands	907	(440)	467	907	(404)	503
Product rights/patents	3,312	(3,122)	190	3,305	(3,055)	250
Partner relationships	166	(166)	—	169	(168)	1
Technology and other	210	(202)	8	210	(200)	10
Total finite-lived intangible assets	25,471	(19,552)	5,919	25,481	(18,741)	6,740
Acquired IPR&D not in service	7	—	7	7	—	7
Bausch + Lomb Trademark	1,698	—	1,698	1,698	—	1,698
	$27,176	$(19,552)	$7,624	$27,186	$(18,741)	$8,445
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
Asset impairments, including loss on assets held for sale for the six months ended June 30, 2021 were $195 million and include: (i) impairments of $96 million, in aggregate, due to decreases in forecasted sales of certain product lines, (ii) an adjustment of $88 million to the loss on assets held for sale in connection with the Amoun Sale and (iii) impairments of $11 million, in aggregate, related to the discontinuance of certain product lines.
Asset impairments, including loss on assets held for sale for the six months ended June 30, 2020 were $15 million and include impairments of: (i) $14 million due to decreases in forecasted sales of a certain product line and (ii) $1 million, in aggregate, related to the discontinuance of certain product lines not aligned with the focus of the Company's core businesses.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2021 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2021	2022	2023	2024	2025	2026	Thereafter	Total
Amortization	$660	$1,176	$1,019	$896	$812	$679	$677	$5,919

Goodwill
The changes in the carrying amounts of goodwill during the six months ended June 30, 2021 and the year ended December 31, 2020 were as follows:

(in millions)	Bausch + Lomb/ International	Bausch + Lomb	Salix	International Rx	Ortho Dermatologics	Diversified Products	Total
Balance, January 1, 2020	$5,786	$—	$3,159	$—	$1,267	$2,914	$13,126
Assets held for sale reclassified to goodwill	18	—	—	—	—	—	18
Goodwill reclassified to assets held for sale (Note 4)	(217)	—	—	—	—	—	(217)
Foreign exchange and other	117	—	—	—	—	—	117
Balance, December 31, 2020	5,704	—	3,159	—	1,267	2,914	13,044
Realignment of segment goodwill	(5,704)	5,395	—	887	—	(578)	—
Impairment	—	—	—	—	(469)	—	(469)
Foreign exchange and other	—	(28)	—	(25)	—	5	(48)
Balance, June 30, 2021	$—	$5,367	$3,159	$862	$798	$2,341	$12,527
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
During the pandemic, the public has been advised to engage in certain "social restrictions" such as: (i) remaining at home or shelter-in-place, (ii) limiting social interaction, (iii) closing non-essential businesses and (iv) postponing certain surgical and elective medical procedures in order to prioritize/conserve available health care resources. During the three months ended March 31, 2020, these factors negatively impacted, most notably, the revenues of the Company's Vision Care and Surgical businesses in Asia, where the COVID-19 pandemic originated. Beginning in March 2020, and throughout most of the second quarter of 2020, the Company experienced steeper declines in these revenues and the revenues of other businesses as social restrictions expanded worldwide, particularly in the U.S. and Europe. Social restrictions negatively impacted the Company's revenues for contact lenses, intraocular lenses, medical devices, surgical systems and certain pre- and post-operative eye-medications of its Ophtho Rx business, medical aesthetics and therapeutic products of its Global Solta business, and certain branded pharmaceutical products of its Salix, Ortho Dermatologics and Dentistry businesses, as the offices of many health care providers were closed and certain surgeries and elective medical procedures were deferred.
The Company’s 2020 revenues were most negatively impacted during its second quarter by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to the third quarter of 2020. Revenues for the three months ended June 30, 2021 and 2020 were $2,100 million and $1,664 million, respectively. This increase of $436 million in revenue represents a continuously improving trend over the decreases in year-over-year revenues for the three-month periods ended June 30, 2020, September 30, 2020 and December 31, 2020 of 23%, 3% and less than 1%, respectively. Presuming there continues to be increased availability of effective vaccines and any further resurgence of the COVID-19 virus, the delta variant and other variant strains thereof do not have a material adverse impact on efforts to contain the COVID-19 virus, the Company anticipates an ongoing, gradual global recovery from the macroeconomic and health care impacts of the pandemic that occurred during the first half of 2020 and anticipates that its revenues will likely return to pre-pandemic levels in 2021. However, the rates of recovery for each business will vary by geography and will be dependent upon, among other things, the availability and effectiveness of vaccines for the COVID-19 virus, COVID-19 vaccine immunization rates, the emergence of variant strains of COVID-19, government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus or variant strains thereof and other actions taken in response to the COVID-19 pandemic.
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
During the three months ended March 31, 2020 and June 30, 2020, the operating results for the Ortho Dermatologics reporting unit were less than forecasted primarily due to certain products experiencing longer launch cycles than originally anticipated as a result of the COVID-19 pandemic. The Company revised its long-term forecasts as of March 31, 2020 and as of June 30, 2020 for these matters. Management believed that these events were indicators that there was less headroom as of March 31, 2020 and June 30, 2020 as compared to the headroom calculated on the date Ortho Dermatologics goodwill was previously tested for impairment. Therefore, a quantitative fair value test for impairment to the goodwill of the Ortho Dermatologics reporting unit was performed at March 31, 2020 and at June 30, 2020. Based on the quantitative fair value tests, the fair value of the Ortho Dermatologics reporting unit continued to be greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit at March 31, 2020 and at June 30, 2020.
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
First Quarter 2021 - Realignment of Segments
Commencing in the first quarter of 2021, the Company began operating in the following reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International Rx, (iv) Ortho Dermatologics and (v) Diversified Products. The Bausch + Lomb segment consists of the: (i) U.S. Bausch + Lomb and (ii) International Bausch + Lomb reporting units. The Salix segment consists of the Salix reporting unit. The International Rx segment consists of the International Rx reporting unit. The Ortho Dermatologics segment consists of the: (i) Ortho Dermatologics and (ii) Global Solta reporting units. The Diversified Products segment consists of the: (i) Neurology and Other, (ii) Generics and (iii) Dentistry reporting units. This realignment in segment structure resulted in a change in the Company's former International reporting unit, which is now divided between the International Bausch + Lomb reporting unit and International Rx reporting unit. In addition, as part of this realignment of segment structure, certain products historically included in the Generics reporting unit are now included in the U.S. Bausch + Lomb reporting unit. See Note 19, "SEGMENT INFORMATION" for additional information.
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
March 31, 2021 Impairment to Goodwill
During the three months ended March 31, 2021, management identified launches of certain Ortho Dermatologics products which were not going to achieve their trajectories as forecasted once the social restrictions associated with the COVID-19 pandemic began to ease in the U.S. and offices of health care professionals could reopen. In addition, insurance coverage pressures within the U.S. continued to persist limiting patient access to topical acne and psoriasis products. In light of these developments, during the first quarter of 2021 the Company began taking steps to: (i) redirect its R&D spend to eliminate projects it has identified as high cost and high risk, (ii) redirect a portion of its marketing and product development outside the U.S. to geographies where there is better patient access and (iii) reduce its cost structure to be more competitive. As result, during the three months ended March 31, 2021, the Company revised its long-term forecasts for the Ortho Dermatologics reporting unit. Management believed that these events were indicators that there is less headroom as of March 31, 2021 as compared to the headroom calculated on the date goodwill was last tested for impairment (October 1, 2020). Therefore, a quantitative fair value test for the Ortho Dermatologics reporting unit was performed. The quantitative fair value test utilized the Company's most recent cash flow projections as revised in the first quarter of 2021 to reflect the business changes previously discussed, including a range of potential outcomes, along with a long-term growth rate of 1.0% and a range of discount rates between 9.0% and 10.0%. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at March 31, 2021, and the Company recognized a goodwill impairment of $469 million.

Second Quarter 2021 - Realignment of Bausch + Lomb Reporting Units
Commencing in the second quarter of 2021, the Company changed the way it reviews the financial information of its Bausch + Lomb segment. Beginning in the second quarter of 2021, management no longer reviews the financial information of its Bausch + Lomb segment on a geographic basis, but instead reviews this financial information on a business line basis. This change created a change in the reporting units of the Bausch + Lomb segment. After the change, under its business line view, the Bausch + Lomb segment consists of the global: (i) Vision Care / Consumer Products, (ii) Ophthalmic Pharmaceuticals and (iii) Surgical reporting units. Prior to the second quarter of 2021, under the geographic view, the Bausch + Lomb segment consisted of the former: (i) U.S. Bausch + Lomb and (ii) International Bausch + Lomb reporting units. As a result of this realignment, goodwill was reassigned to each of the aforementioned reporting units using a relative fair value approach. The change in Bausch + Lomb reporting units does not impact the reported revenues and segment profits of the Bausch + Lomb segment for any prior periods.
Immediately prior to the change in its Bausch + Lomb reporting units, the Company performed a qualitative fair value assessment for its former reporting units. Based on the qualitative fair value assessment, management believed that it was more likely than not that the carrying values of its former: (i) U.S. Bausch + Lomb and (ii) International Bausch + Lomb reporting units were less than their respective fair values and, therefore, concluded a quantitative assessment was not required.
As a result of the change in composition of net assets, the Company performed a quantitative fair value test of its new: (i) Vision Care / Consumer Products, (ii) Ophthalmic Pharmaceuticals and (iii) Surgical reporting units immediately following the change in the Bausch + Lomb segment. The quantitative fair value test utilized long-term growth rates of 2.0% and 3.0% and a range of discount rates between 7.0% and 10.0%, in estimation of the fair value of the reporting units. After completing the testing, the fair value of each of these reporting units exceeded its carrying value by more than 45%, and, therefore, there was no impairment to goodwill.
June 30, 2021 Interim Assessment of Goodwill
The Company continues to monitor the market conditions impacting the Ortho Dermatologics reporting unit. The Company's latest forecasts for the Ortho Dermatologics reporting unit include a range of potential outcomes for, among other matters: (i) the impacts of the COVID-19 pandemic on operations, (ii) the impact of the loss of exclusivity of certain products, (iii) the impact of longer launch cycles for certain new products, (iv) progress of its product pipeline and (v) ongoing pricing pressures, which could negatively impact the reporting unit's results over the long term. The changes in the amounts and timing of revenues and expenses in the latest forecast as compared to the forecast used at March 31, 2021 (the last time goodwill of the Ortho Dermatologics reporting unit was tested), were not substantial enough to materially adversely affect the recoverability of the Ortho Dermatologics reporting unit's assets and are not material enough to indicate that the fair value of the Ortho Dermatologics reporting unit might be below its carrying value as last tested at March 31, 2021.
No other events occurred or circumstances changed during the period October 1, 2020 (the last time goodwill was tested for all other reporting units) through June 30, 2021 that would indicate that the fair value of any reporting unit, other than the Ortho Dermatologics reporting unit, might be below its carrying value. If market conditions deteriorate, if the factors and circumstances regarding the COVID-19 pandemic escalate beyond management’s current expectations, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and those charges can be material.
Accumulated goodwill impairment charges through June 30, 2021 were $4,180 million.

9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	June 30, 2021	December 31, 2020
Legal matters and related fees	$2,076	$1,672
Product rebates	940	747
Product returns	533	575
Interest	353	341
Employee compensation and benefit costs	292	316
Income taxes payable	110	158
Other	771	767
	$5,075	$4,576
10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		June 30, 2021		December 31, 2020
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2023 Revolving Credit Facility	June 2023	$—	$—	$—	$—
June 2025 Term Loan B Facility	June 2025	3,298	3,229	3,298	3,220
November 2025 Term Loan B Facility	November 2025	1,125	1,113	1,125	1,112
Senior Secured Notes:
7.00% Secured Notes	March 2024	—	—	2,000	1,987
5.50% Secured Notes	November 2025	1,750	1,737	1,750	1,736
5.75% Secured Notes	August 2027	500	494	500	494
4.875% Secured Notes	June 2028	1,600	1,579	—	—
Senior Unsecured Notes:
6.125%	April 2025	3,150	3,136	3,250	3,234
9.00%	December 2025	1,500	1,480	1,500	1,478
9.25%	April 2026	1,500	1,488	1,500	1,487
8.50%	January 2027	1,750	1,754	1,750	1,755
7.00%	January 2028	750	742	750	742
5.00%	January 2028	1,250	1,237	1,250	1,236
6.25%	February 2029	1,500	1,482	1,500	1,480
5.00%	February 2029	1,000	989	1,000	988
7.25%	May 2029	750	742	750	741
5.25%	January 2030	1,250	1,236	1,250	1,235
5.25%	February 2031	1,000	989	1,000	988
Other	Various	12	12	12	12
Total long-term debt and other		$23,685	23,439	$24,185	23,925
Less: Current portion of long-term debt and other			—		—
Non-current portion of long-term debt			$23,439		$23,925
Covenant Compliance
The Senior Secured Credit Facilities (as defined below) and the indentures governing the Senior Secured Notes and Senior Unsecured Notes contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. As of June 30, 2021, the amount available for restricted payments under the "builder basket" in the Company’s most restrictive indentures (as defined by those indentures) was approximately $13,300 million (although such availability is subject to the Company's compliance with a 2.00:1.00 fixed charge coverage ratio). The 2023 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
As of June 30, 2021, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
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
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings. As of June 30, 2021, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 3.09% and 2.84% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2021, the aggregate remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $405 million through November 1, 2025.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of June 30, 2021, the stated rate of interest on the 2023 Revolving Credit Facility was 3.09% per annum. As of June 30, 2021, the Company had no outstanding borrowings, $53 million of issued and outstanding letters of credit and remaining availability of $1,172 million under its 2023 Revolving Credit Facility. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
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
4.875% Senior Secured Notes due 2028 - June 2021 Refinancing Transactions
On June 8, 2021, the Company issued $1,600 million aggregate principal amount of 4.875% Senior Secured Notes due June 2028 (the “June 2028 Secured Notes”) in a private placement. The proceeds and cash on hand were used to: (i) repurchase a portion and redeem the remainder of $1,600 million of 7.00% Senior Secured Notes due 2024 (the "March 2024 Secured Notes"), representing the remaining outstanding principal balance of the March 2024 Secured Notes and (ii) pay all fees and expenses associated with these transactions (collectively, the “June 2021 Refinancing Transactions”). The June 2021 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $38 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. Interest on the June 2028 Secured Notes is payable semi-annually in arrears on each June 1 and December 1.
The June 2028 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2024, at the redemption prices set forth in the June 2028 Secured Notes indenture. The Company may redeem some or all of the June 2028 Secured Notes prior to June 1, 2024 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of the redemption plus a “make-whole” premium. In addition, at any time prior to June 1, 2024, the Company may redeem up to 40% of the aggregate principal amount of the June 2028 Secured Notes using the net proceeds of certain equity offerings at the redemption price set forth in the June 2028 Secured Notes indenture.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company's outstanding debt obligations as of June 30, 2021 and December 31, 2020 was 5.85% and 6.02%, respectively.
Maturities and Mandatory Payments
Maturities and mandatory payments of debt obligations for the remainder of 2021, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2021	$—
2022	—
2023	—
2024	291
2025	10,532
2026	1,500
Thereafter	11,362
Total debt obligations	23,685
Unamortized premiums, discounts and issuance costs	(246)
Total long-term debt and other	$23,439
On July 30, 2021 and August 3, 2021, the Company made aggregate payments of $600 million, to repay $469 million of its June 2025 Term Loan B Facility and $131 million of its November 2025 Term Loan B Facility, using the net proceeds from the Amoun Sale and cash on hand. On August 2, 2021, the Company redeemed $150 million aggregate principal amount of outstanding 6.125% Senior Notes due 2025 using cash on hand, reducing the maturities due in 2025 in the table above. On August 3, 2021, the Company announced it will redeem an additional $350 million in aggregate principal amount of its outstanding 6.125% Senior Notes due 2025 using cash on hand in September 2021.

11.PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries. Net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the six months ended June 30, 2021 and 2020 consists of:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$2	$1	$—	$—
Interest cost	2	3	1	2	—	—
Expected return on plan assets	(5)	(6)	(3)	(2)	—	—
Amortization of prior service credit and other	—	—	—	—	(1)	(1)
Amortization of net loss	$—	$—	$1	$—	$—	$—
Net periodic (benefit) cost	$(3)	$(3)	$1	$1	$(1)	$(1)
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
Approximately 11,543,000 common shares were available for future grants as of June 30, 2021. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.

The Company has a long-term incentive program with the objective of aligning the share-based awards granted to senior management with the Company’s focus on improving its tangible capital usage and allocation while maintaining focus on improving total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based restricted share units (“RSUs”) and performance-based RSUs. Performance-based RSUs are comprised of awards that: (i) vest upon achievement of certain share price appreciation conditions that are based on total shareholder return (“TSR”), (ii) vest upon attainment of certain performance targets that are based on the Company’s return on tangible capital (“ROTC”) and (iii) vest upon attainment of certain goals that are linked to the B+L Separation.
The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Stock options	$3	$4	$7	$8
RSUs	28	23	55	46
	$31	$27	$62	$54

Research and development expenses	$2	$3	$5	$6
Selling, general and administrative expenses	29	24	57	48
	$31	$27	$62	$54
Share-based awards granted for the six months ended June 30, 2021 and 2020 consist of:

	2021	2020
Stock options
Granted	1,466,000	2,269,000
Weighted-average exercise price	$32.52	$24.74
Weighted-average grant date fair value	$11.18	$6.60
Time-based RSUs
Granted	2,861,000	2,839,000
Weighted-average grant date fair value	$32.26	$22.58
TSR performance-based RSUs
Granted	400,000	425,000
Weighted-average grant date fair value	$56.04	$26.13
ROTC performance-based RSUs
Granted	413,000	472,000
Weighted-average grant date fair value	$31.72	$27.05
B+L Separation performance-based RSUs
Granted	132,000	—
Weighted-average grant date fair value	$32.56	$—
As of June 30, 2021, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $169 million, which will be amortized over a weighted-average period of 1.80 years.

13.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	June 30, 2021	December 31, 2020
Foreign currency translation adjustment	$(2,126)	$(2,077)
Pension and postretirement benefit plan adjustments, net of income taxes	(56)	(56)
	$(2,182)	$(2,133)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested.
During the six months ended June 30, 2021, amounts reclassified from Accumulated other comprehensive loss into the Company's operating results were not material.
14.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Product related research and development	$109	$100	$214	$214
Quality assurance	6	8	13	16
	$115	$108	$227	$230
15.OTHER EXPENSE, NET
Other expense, net consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Litigation and other matters	$532	$100	$532	$123
Acquisition-related contingent consideration	9	11	—	24
Net gain on sale of assets	—	—	(23)	(1)
Acquired in-process research and development costs	1	7	3	8
	$542	$118	$512	$154
For the three and six months ended June 30, 2020, Litigation and other matters includes adjustments related to the investigation of the Company by the SEC respecting the Company’s former relationship with Philidor Rx Services, LLC ("Philidor"), its accounting practices and policies, its public disclosures and other matters (which investigation has now been settled) (the “SEC Investigation”) and the U.S. Securities Litigation and the Canadian Securities Litigation and related opt-outs of each. Litigation and other matters also includes an insurance recovery claim related to a certain litigation matter. See Note 18, "LEGAL PROCEEDINGS" for further details regarding certain of these and other litigation matters.
For the six months ended June 30, 2021, Net gain on sale of assets includes $25 million related to the achievement of a milestone related to a certain product.
16.INCOME TAXES
For interim financial statement purposes, U.S. GAAP income tax expense/benefit related to ordinary income is determined by applying an estimated annual effective income tax rate against a company's ordinary income. Income tax expense/benefit related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of the Company's income tax provision requires the use of management forecasts and other estimates, application of statutory income tax rates, and an evaluation of valuation allowances. The Company's estimated annual effective income tax rate may be revised, if necessary, in each interim period.
Benefit from income taxes for the six months ended June 30, 2021 was $61 million and included: (i) $50 million of income tax benefit for the Company's ordinary loss for the six months ended June 30, 2021 and (ii) $11 million of net income tax benefit for discrete items, which includes: (a) $54 million of net income tax benefit associated with certain legal settlements, (b) a $46 million tax provision related to potential and recognized withholding tax on intercompany dividends, (c) a $7 million tax benefit related to a deduction for stock compensation and (d) a $4 million tax provision associated with the filing of certain tax returns.
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
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made except that, as a result of the 2018 adoption of guidance regarding intra-entity transfers, any change in valuation allowance surrounding the adoption of the intra-entity transfer resulting from this adoption was recorded within equity. The valuation allowance against deferred tax assets was $2,272 million and $2,252 million as of June 30, 2021 and December 31, 2020, respectively. The increase was primarily due to loss in Canada. The Company will continue to assess the need for a valuation allowance on a go-forward basis.
On July 1, 2021, the G20 and Organisation for Economic Co-operation and Development ("OECD") inclusive framework on Base Erosion and Profit Shifting ("BEPS") (the "Inclusive Framework") published a statement on the key components of a two-pillar plan on global tax reform, which has now been agreed to by 131 OECD members. Under pillar one, the principle that the ‘largest and most profitable’ businesses will need to reallocate a share of global residual profit to market countries has been confirmed for businesses with global turnover above €20 billion and a profit margin above 10%. Under pillar two, the Inclusive Framework has agreed with the G7 that a global minimum tax should be at least 15%, calculated on a country-by-country basis. Notably for the Company, the countries which have not yet agreed to the Inclusive Framework include Ireland and Hungary. The Company will continue to monitor the updates and agreements made within the Inclusive Framework and expects that the impact of this plan will be material for the Company.
As of June 30, 2021 and December 31, 2020, the Company had $1,118 million and $1,025 million of unrecognized tax benefits, which included $52 million and $49 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of June 30, 2021, $542 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2021 could decrease by approximately $198 million in the next 12 months as a result of the resolution of certain tax audits and other events.
The Company continues to be under examination by the Canada Revenue Agency. The Company’s position as of June 30, 2021 with regard to proposed audit adjustments was updated to reflect an updated assessment received for 2014 which would primarily result in a loss of tax attributes that are subject to a full valuation allowance.
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

At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's Consolidated Financial Statements.
17.LOSS PER SHARE
Loss per share attributable to Bausch Health Companies Inc. were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Net loss attributable to Bausch Health Companies Inc.	$(595)	$(326)	$(1,205)	$(478)
Basic and diluted weighted-average common shares	359.1	355.3	358.0	354.3
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(1.66)	$(0.92)	$(3.37)	$(1.35)
During the three and six months ended June 30, 2021 and 2020, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 4,558,000 and 1,998,000 common shares for the three months ended June 30, 2021 and 2020, respectively, and approximately 5,608,000 and 3,602,000 common shares for the six months ended June 30, 2021 and 2020, respectively.
During the three and six months ended June 30, 2021, time-based RSUs, performance-based RSUs and stock options to purchase approximately 3,929,000 and 4,110,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and six months ended June 30, 2020, time-based RSUs, performance-based RSUs and stock options to purchase approximately 11,777,000 and 10,882,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
18.LEGAL PROCEEDINGS
From time to time, the Company becomes involved in various legal and administrative proceedings, which include product liability, intellectual property, commercial, tax, antitrust, governmental and regulatory investigations, related private litigation and ordinary course employment-related issues. From time to time, the Company also initiates actions or files counterclaims. The Company could be subject to counterclaims or other suits in response to actions it may initiate. The Company believes that the prosecution of these actions and counterclaims is important to preserve and protect the Company, its reputation and its assets. Certain of these proceedings and actions are described in Note 20, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021. Except as described below, there have been no material updates or developments with respect to any such proceedings or actions during the six months ended June 30, 2021.
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of June 30, 2021, the Company's Consolidated Balance Sheets includes accrued current loss contingencies of $2,076 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Governmental and Regulatory Inquiries
As referenced above, during the three months ended June 30, 2021, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Governmental and Regulatory Inquiries” in Note 20, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021. These matters include:
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
On December 16, 2019, the Company announced that it had agreed to settle, subject to final court approval, the consolidated securities class action filed in the U.S. District Court for the District of New Jersey (In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658). On January 31, 2021, the District Court issued an order granting final approval of this settlement. On February 4, 2021, Timber Hill LLC filed a notice of appeal of the Court’s final approval order, which overruled its objections to the allocation of settlement proceeds as between common stock and options. On March 1, 2021, Cathy Lochridge filed a notice of appeal of the Court’s final approval order, which overruled her objections as to the attorneys’ fees awarded to class counsel.
In October 2015, four putative securities class actions were filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor. On May 31, 2016, the court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658. On December 16, 2019, the Company, the current or former officers and directors, ValueAct, and the underwriters announced that they agreed to resolve the securities action for $1,210 million, subject to final court approval. This settlement received final approval from the court on January 31, 2021 and will resolve and discharge all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. The settlement remains subject to appeals of the final court approval (as such appeals are further described above). In order to qualify for a settlement payment all persons and entities that purchased or otherwise acquired the Company securities during the class period must have submitted a proof of claim and release form by May 6, 2020. The settlement payments have been paid into an escrow account in accordance with the payment schedule outlined in the settlement agreement. These payments will remain in escrow until resolution of the appeals of the final court approval of the settlement agreement. The opt-out litigations discussed below remain ongoing.
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
These individual shareholder actions assert claims under Sections 10(b), and 20(a) of the Exchange Act. Certain of these individual actions assert additional claims, including claims under Section 18 of the Exchange Act, Sections 11, 12(a)(2), and 15 of the Securities Act, common law fraud, negligent misrepresentation, and claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act. These claims are based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. The allegations in the complaints are similar to those made by plaintiffs in the putative class action. Motions to dismiss have been filed and in most cases decided in many of these individual actions. To date, the Court has dismissed state law claims including New Jersey Racketeer Influenced and Corrupt Organizations Act, common law fraud, and negligent misrepresentation claims in certain cases. On January 7, 2019, the Court entered a stipulation of voluntary dismissal in the Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) opt-out action, closing the case. On September 10, 2019, the Court granted defendants’ motion to dismiss all claims in the Bahaa Aly v. Valeant Pharmaceuticals International, Inc. (“Aly”) (Case No. 18-cv-17393) opt-out action. On October 9, 2019, the Aly Plaintiffs filed a notice of appeal to the United States Court of

Appeals for the Third Circuit. On June 16, 2021, the Court of Appeals granted plaintiffs’ appeal in the Aly action. This action has been remanded to the District Court. On June 19, 2020, the Court entered stipulations of voluntary dismissal in the Catalyst, Mississippi, Connecticut, and Delaware actions. On July 13, 2020, the Court entered a stipulation of voluntary dismissal in the NYCERS action. On December 30, 2020, the Court entered a stipulation of voluntary dismissal in the BlueMountain action. On February 18, 2021, and March 10, 2021, the Court entered stipulations of voluntary dismissal in the T. Rowe, BloombergSen, Principal Funds, Pentwater, Lord Abbett, Equity Trustees, and UC Regents actions. On April 30, 2021, the Court entered a stipulation of voluntary dismissal in the Florida SBA action. On July 20, 2021, the Court entered a stipulation of voluntary dismissal in the Janus action.
The Company disputes the claims against it in the remaining individual opt-out complaints and intends to defend itself vigorously.
Canadian Securities Litigation
In 2015, six putative class actions were filed and served against the Company and certain current or former officers and directors in Canada in the provinces of British Columbia, Ontario and Quebec. The Company is also aware of two additional putative class actions that were filed with the applicable court but which have not been served on the Company and the factual allegations made in these actions are substantially similar to those outlined herein.
The actions generally allege violations of Canadian provincial securities legislation on behalf of putative classes of persons who purchased or otherwise acquired securities of the Company for periods commencing as early as January 1, 2013 and ending as late as November 16, 2015. The alleged violations relate to the same matters described in the U.S. Securities Litigation description above.
Each of these putative class actions, other than the Catucci action in the Quebec Superior Court, was discontinued. In the Catucci action, on August 29, 2017, the judge granted the plaintiffs leave to proceed with their claims under the Quebec Securities Act and authorized the class proceeding. On October 26, 2017, the plaintiffs issued their Judicial Application Originating Class Proceedings.
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
The Company is aware that certain other members of the Catucci class exercised their opt-out rights prior to the June 19, 2018 deadline. On February 15, 2019, one of the entities which exercised its opt-out rights, the California State Teachers' Retirement System (“CalSTRS”), served the Company with an application in the Quebec Superior Court of Justice for leave to pursue an action under the Quebec Securities Act against the Company, certain current or former officers and directors of the Company and its auditor. That proceeding is captioned California State Teachers’ Retirement System v. Bausch Health Companies Inc. et al. (Court File No. 500-11-055722-181). The allegations in the proceeding are similar to those made by the plaintiffs in the Catucci class action and in the BlackRock opt-out proceedings. On that same date, CalSTRS also served the Company with proceedings (Court File No. 500-17-106044-186) against the same defendants asserting claims under the Quebec Civil Code in respect of the same alleged misrepresentations.
On February 3, 2020, the Quebec Superior Court granted the applications of CalSTRS and BlackRock for leave to pursue their respective actions asserting claims under the Quebec Securities Act. On June 16, 2020, the Quebec Court of Appeal granted the defendants leave to appeal that decision. The appeal is scheduled to be heard on September 29, 2021.
On October 8 and 9, 2020, respectively, CalSTRS amended its proceedings to, among other things, include a new alleged misrepresentation concerning the accounting treatment of “price appreciation credits” in respect of Glumetza® during the period covered by the claims. A hearing was held on February 17, 2021 with respect to whether CalSTRS would be permitted to file the proposed amended proceedings. On June 9, 2021, the Quebec Superior Court granted the Company’s application to strike the new allegations from its Quebec Securities Act claim, but permitted the amendments to its claim under the Quebec Civil Code.
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
RICO Class Actions
Between May 27, 2016 and September 16, 2016, three actions were filed in the U.S. District Court for the District of New Jersey against the Company and various third-parties (these actions were subsequently consolidated), alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third-party payors that paid claims submitted by Philidor for certain Company-branded drugs between January 2, 2013 and November 9, 2015.  The consolidated complaint alleges, among other things, that the defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding: (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription.  The complaint further alleges that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute.  The parties have reached an agreement in principle to resolve the consolidated putative class action that is subject to additional documentation and, thereafter, subject to court approval.
Insurance Coverage Lawsuit
On December 7, 2017, the Company filed a lawsuit against its insurance companies that issued insurance policies covering claims made against the Company, its subsidiaries, and its directors and officers during two distinct policy periods, (i) 2013-14 and (ii) 2015-16. The lawsuit is currently pending in the United States District Court for the District of New Jersey (Valeant Pharmaceuticals International, Inc., et al. v. AIG Insurance Company of Canada, et al.; 3:18-CV-00493). In the lawsuit, the Company seeks coverage for: (i) the costs of defending and resolving claims brought by former shareholders and debtholders of Allergan, Inc. in In re Allergan, Inc. Proxy Violation Securities Litigation and Timber Hill LLC, individually and on behalf of all others similarly situated v. Pershing Square Capital Management, L.P., et al. (the “Allergan Securities Litigation”) (under the 2013-2014 coverage period), and (ii) costs incurred and to be incurred in connection with the securities class actions and opt-out cases described in this section and the SEC Investigation and certain of the other investigations described under “Complete or Inactive Matters” in Note 20, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021 and under “Governmental and Regulatory Inquiries” and “Complete or Inactive Matters” in Note 21, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020 (under the 2015-2016 coverage period).
On July 20, 2021, the Company entered into settlement agreements with the insurers in the 2015-2016 coverage period in which the Company agreed to resolve its claims for insurance coverage in connection with the U.S. Securities Litigation and the Canadian Securities Litigation and related opt-out litigation and related investigations matters described above. On that same day, the Company entered into settlement agreements with two of its insurers in the 2013-2014 coverage period in which the Company agreed to resolve its claims against those two insurers only for insurance coverage in connection with the Allergan Securities Litigation. As a result of all of the settlement agreements entered into with the insurers on July 20, 2021, the Company will receive an aggregate sum of $213 million. The Company’s insurance claims with respect to the Allergan Securities Litigation against the remaining insurers in the 2013-2014 coverage period remain pending.
Hound Partners Lawsuit
In October 2018, Hound Partners Offshore Fund, LP, Hound Partners Long Master, LP, and Hound Partners Concentrated Master, LP, filed a lawsuit against the Company in the Superior Court of New Jersey Law Division/Mercer County that asserts claims for common law fraud, negligent misrepresentation, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act. The Company disputes the claims and intends to vigorously defend this matter.

Other Securities and RICO Class Actions and Related Matters
As referenced above, during the three months ended June 30, 2021, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Securities and RICO Class Actions and Related Matters” in Note 20, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021. Such matters include:
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
These actions, five (5) of which remain pending, have been consolidated and coordinated in In re Glumetza Antitrust Litigation, Case No. 3:19-cv-05822-WHA (the “In re Glumetza Antitrust Litigation”). The lawsuits allege that a 2012 settlement of a patent litigation regarding Glumetza® delayed generic entry in exchange for an agreement not to launch an authorized generic of Glumetza® or grant any other company a license to do so. The complaints allege that the settlement agreement resulted in higher prices for Glumetza® and its generic equivalent both prior to and after generic entry. Both the class and non-class plaintiffs seek damages under federal antitrust laws for claims based on direct purchases. All Plaintiffs filed a motion for partial summary judgment, whereas defendants have filed a motion for summary judgment as to all claims. On May 6, 2021, all summary judgment motions were denied.
On February 8, 2021, the insurer plaintiff filed an action asserting state law claims in the Superior Court of Alameda County, California against the Company and others (the “State Court Action”). Defendants’ demurrer to all causes of action in the State Court Action will be heard on August 25, 2021.
On July 26, 2021, the Company reached an agreement in principle to resolve the class plaintiffs’ claims for $300 million, subject to a final settlement agreement and, thereafter, court approval. The settlement will resolve and discharge all claims against the Company by members of the class. On August 1, 2021, the Company also reached an agreement in principle to resolve the non-class plaintiffs’ direct claims, described above, subject to a final settlement agreement, for additional consideration. As part of the settlements in principle, the Company admitted no liability as to the claims against it and denied all allegations of wrongdoing. The opt-out actions of the insurer plaintiff, described above, remain ongoing.

The court has set a trial in the In re Glumetza Antitrust Litigation to begin in October 2021.
The Company disputes these claims and intends to vigorously defend these matters.
Generic Pricing Antitrust Litigation
The Company’s subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16-MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which have been brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, States, and various Counties, Cities, and Towns, have been consolidated into the MDL. There are also additional, separate complaints which have been consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. There are two cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed in either case and the cases have been put in deferred status. The Company disputes the claims against it and continues to defend itself vigorously.
Additionally, Bausch Health Companies Inc. and certain U.S. and Canadian subsidiaries (for the purposes of this paragraph, collectively “the Company”) have been named as defendants in a proposed class proceeding entitled Kathryn Eaton v. Teva Canada Limited, et al. in the Federal Court in Toronto, Ontario, Canada (Court File No. T-607-20). The plaintiff seeks to certify a proposed class action on behalf of persons in Canada who purchased generic drugs in the private sector, alleging that the Company and other defendants violated the Competition Act by conspiring to allocate the market, fix prices, and maintain the supply of generic drugs, and seeking damages under federal law. The proposed class action contains similar allegations to the In re: Generic Pharmaceuticals Pricing Antitrust Litigation pending in the United States Court for the Eastern District of Pennsylvania. The Company disputes the claims against it and will defend itself vigorously.
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
In addition, patents covering the Company's branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review ("IPR") at the U.S. Patent & Trademark Office. The proceedings operate under different standards from district court proceedings, and are often completed within 18 months of institution.  IPR challenges have been brought against patents covering the Company's branded pharmaceutical products.  For example, following Acrux DDS’s IPR petition, the U.S. Patent and Trial Appeal Board ("PTAB"), in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia® (U.S. Patent No. 7,214,506 (the "‘506 Patent")) and, on June 6, 2018, issued a written determination invalidating such patent. An appeal of this decision was filed on August 7, 2018. On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings. As a result of a settlement, a joint motion to terminate the proceedings was filed on November 12, 2020 and, on January 8, 2021, the PTAB granted this motion. The ‘506 Patent, therefore, remains valid and enforceable and expires in 2026. Jublia® is covered by fourteen Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2028 through 2035. In August and September 2018, the Company received notices of the filing of a number of ANDAs with paragraph IV certification, and has timely filed patent infringement suits against these ANDA filers, and, in addition, the Company has also commenced certain patent infringement proceedings in Canada against three separate defendants. All cases in Canada regarding Jublia® have been settled and all but one case in the U.S. regarding Jublia® has been settled.
Product Liability
As referenced above, during the three months ended June 30, 2021, there have been no material updates or developments with respect to certain proceedings or actions as described under “Product Liability” in Note 20, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021. These matters include:
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
General Civil Actions
California Proposition 65 Related Matters
On January 29, 2020, Plaintiff Jan Graham filed a lawsuit (Graham v. Bausch Health Companies, Inc., et al., Case No. 20STCV03578) in Los Angeles County Superior Court against the Company, Bausch Health US and several other manufacturers, distributors and retailers of talcum powder products, alleging violations of California Proposition 65 by manufacturing and distributing talcum powder products containing chemicals listed under the statue, without a compliant warning on the label. On January 29, 2021, certain defendants including the Company and Bausch Health US filed a Motion for Summary Judgment or in the Alternative Motion for Summary Adjudication, which was granted with prejudice on May 26, 2021; Plaintiff waived the right to appeal.
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. The Company filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief, Appellees' response briefs are currently due September 1, 2021.
The Company and Bausch Health US dispute the claims against them and intend to defend each of these lawsuits vigorously.
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. The Company has asserted counterclaims against Doctors Allergy. The Company filed a motion seeking an order granting the Company summary judgment on its counterclaims against Plaintiff and dismissing Plaintiff’s claims against the Company. The motion was fully briefed as of May 2021 and remains pending.
Other General Civil Actions
As referenced above, during the three months ended June 30, 2021, there have been no material updates or developments with respect to certain proceedings or actions as described under “General Civil Actions” in Note 20, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021. These matters include:

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
19.SEGMENT INFORMATION
Reportable Segments
In connection with the planned separation of its eye health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc., the Company has begun managing its operations in a manner consistent with the organizational structure of the separate entities as proposed by the B+L Separation. As a result, during the first quarter of 2021, the Company’s Chief Executive Officer ("CEO"), who is the Company’s Chief Operating Decision Maker, commenced managing the business differently through changes in its operating and reportable segments, which necessitated a realignment of the Company's historical segment structure. This realignment is consistent with how the Company’s CEO currently: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, effective in the first quarter of 2021, the Company operates in the following reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International Rx, (iv) Ortho Dermatologics and (v) Diversified Products. In addition, as part of this realignment of segment structure, certain products historically included in certain segments are now included in their new respective segments based on the organizational structure of the two separate entities as proposed by the B+L Separation. Prior period presentation of segment revenues and segment profits has been recast to conform to the current segment reporting structure.
The following is a brief description of the Company’s segments:
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Consumer, Surgical and Ophthalmology Rx products.
•The Salix segment consists of sales in the U.S. of GI products.
•The International Rx segment consists of sales, with the exception of sales of Bausch + Lomb products and Solta medical aesthetic devices, outside the U.S. and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical products and OTC products.
•The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta medical aesthetic devices.
•The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products and (iii) dentistry products.

Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, Acquired in-process research and development costs, Restructuring, integration and separation costs and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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
Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenues:
Bausch + Lomb	$934	$677	$1,815	$1,552
Salix	516	404	988	881
International Rx	313	249	619	540
Ortho Dermatologics	137	117	278	248
Diversified Products	200	217	427	455
	$2,100	$1,664	$4,127	$3,676
Segment profits:
Bausch + Lomb	$213	$124	$452	$387
Salix	370	289	697	608
International Rx	103	75	212	173
Ortho Dermatologics	61	38	131	85
Diversified Products	140	154	311	321
	887	680	1,803	1,574
Corporate	(199)	(145)	(380)	(301)
Amortization of intangible assets	(360)	(436)	(717)	(872)
Goodwill impairments	—	—	(469)	—
Asset impairments	(47)	(1)	(195)	(15)
Restructuring, integration and separation costs	(9)	(7)	(21)	(11)
Other expense, net	(542)	(118)	(512)	(154)
Operating (loss) income	(270)	(27)	(491)	221
Interest income	2	2	4	9
Interest expense	(364)	(385)	(732)	(781)
Loss on extinguishment of debt	(45)	(27)	(50)	(51)
Foreign exchange and other	7	—	8	(13)
Loss before benefit from income taxes	$(670)	$(437)	$(1,261)	$(615)

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

(in millions)	Bausch + Lomb	Salix	International Rx	Ortho Dermatologics	Diversified Products	Total
	Three Months Ended June 30, 2021
Pharmaceuticals	$134	$514	$67	$59	$164	$938
Devices	397	—	—	73	—	470
OTC	329	—	32	—	2	363
Branded and Other Generics	68	—	206	—	31	305
Other revenues	6	2	8	5	3	24
	$934	$516	$313	$137	$200	$2,100
	Three Months Ended June 30, 2020
Pharmaceuticals	$96	$403	$55	$70	$161	$785
Devices	220	—	—	42	—	262
OTC	295	—	20	—	2	317
Branded and Other Generics	57	—	161	—	55	273
Other revenues	9	1	13	5	(1)	27
	$677	$404	$249	$117	$217	$1,664
	Six Months Ended June 30, 2021
Pharmaceuticals	$259	$984	$126	$124	$341	$1,834
Devices	779	—	—	145	—	924
OTC	645	—	57	—	4	706
Branded and Other Generics	119	—	418	—	78	615
Other revenues	13	4	18	9	4	48
	$1,815	$988	$619	$278	$427	$4,127
	Six Months Ended June 30, 2020
Pharmaceuticals	$234	$880	$121	$146	$343	$1,724
Devices	561	—	—	93	—	654
OTC	616	—	46	—	4	666
Branded and Other Generics	125	—	349	—	105	579
Other revenues	16	1	24	9	3	53
	$1,552	$881	$540	$248	$455	$3,676
The top ten products for the six months ended June 30, 2021 and 2020 represented 40% and 40% of total revenues for the six months ended June 30, 2021 and 2020, respectively.

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
U.S. and Puerto Rico	$1,216	$1,009	$2,378	$2,221
China	119	79	229	137
Canada	87	67	163	157
Egypt	68	58	134	116
Poland	71	37	133	111
Mexico	56	48	125	89
Japan	55	48	115	102
France	56	42	110	89
Germany	28	32	70	76
Russia	33	24	64	57
United Kingdom	27	14	52	37
Spain	23	12	42	32
South Korea	20	16	40	33
Other	241	178	472	419
	$2,100	$1,664	$4,127	$3,676
Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Six Months Ended June 30,
	2021	2020
AmerisourceBergen Corporation	17%	18%
McKesson Corporation (including McKesson Specialty)	16%	17%
Cardinal Health, Inc.	12%	13%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through August 3, 2021 and should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Consolidated Financial Statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2020, which were included in our Annual Report on Form 10-K filed on February 24, 2021. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
We are a global company whose mission is to improve people’s lives with our health care products. We develop, manufacture and market, primarily in the therapeutic areas of eye health, gastroenterology ("GI") and dermatology, a broad range of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) over-the-counter (“OTC”) products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices), which are marketed directly or indirectly in approximately 100 countries.
Core Businesses
Our strategy is to focus our business on core therapeutic classes that offer attractive growth opportunities. Within our chosen therapeutic classes, we prioritize durable products which we believe have the potential for strong operating margins and evidence of growth opportunities. We believe this strategy has reduced complexity in our operations and maximizes the value of our: (i) eye health, (ii) GI and (iii) dermatology businesses, which collectively now represent a substantial portion of our revenues. We have found and continue to believe there is significant opportunity in these businesses and we believe our existing portfolio, commercial footprint and pipeline of product development projects position us to successfully compete in these markets and provide us with the greatest opportunity to build value for our shareholders. We identify these businesses as “core”, meaning that we believe we are best positioned to grow and develop them.
Reportable Segments and Strategies
As discussed further below, on August 6, 2020, the Company announced that it intends to separate its eye health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). In connection with the planned separation of its eye health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc., the Company has begun managing its operations in a manner consistent with the organizational structure of the separate entities as proposed by the B+L Separation. As a result, during the first quarter of 2021, the Company’s Chief Executive Officer ("CEO"), who is the Company’s Chief Operating Decision Maker, commenced managing the business differently through changes in its operating and reportable segments, which necessitated a realignment of the Company's historical segment structure. This realignment is consistent with how the Company’s CEO currently: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, effective in the first quarter of 2021, the Company operates in the following reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International Rx, (iv) Ortho Dermatologics and (v) Diversified Products. In addition, as part of this realignment of segment structure, certain products historically included in certain segments are now included in their new respective segments based on the organizational structure of the two separate entities as proposed by the B+L Separation. Prior period presentation of segment revenues and segment profits has been recast to conform to the current segment reporting structure.

The Bausch + Lomb segment - consists of our Global Bausch + Lomb eye health business which includes our Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmology Rx products, which in aggregate accounted for approximately 44%, 42% and 44% of our Company's revenues for the six months ended June 30, 2021 and the years 2020 and 2019, respectively. Our Bausch + Lomb business is a fully-integrated eye health business, which we believe is critical to maintaining and developing our position in the global eye health market. As a fully integrated eye health business with a legacy over 165 years, Bausch + Lomb has an established line of contact lenses, intraocular lenses and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye health market.
As part of our global Bausch + Lomb business strategy, we continually look for key trends in the eye health market to meet changing consumer/patient needs and identify areas for investment and growth. For instance, one of these trends is the increasing rate of myopia, and importantly, myopia as a potential risk factor for glaucoma, macular degeneration and retinal detachment. We continue to see increased demand for new eye health products that address conditions brought on by factors, such as increased screen time, lack of outdoor activities and academic pressures, as well as conditions brought on by an aging population for example, as more and more baby-boomers in the U.S. are reaching the age of 65. To supplement our well-established Bausch + Lomb product lines, we continue to identify new products tailored to address these key trends, which we develop internally with our own research and development (“R&D”) team to generate organic growth. Recent product launches include Biotrue® ONEday daily disposable contact lenses, the next generation of Bausch + Lomb ULTRA® contact lenses, SiHy Daily contact lenses (branded as AQUALOX™ ONE DAY in Japan, Bausch + Lomb INFUSE™ SiHy Daily Disposable in the U.S. and Bausch + Lomb Ultra® ONE DAY in Australia, Hong Kong and Canada), Lumify® (an eye redness treatment), Vyzulta® (a pressure lowering eye drop for patients with angle glaucoma or ocular hypertension), Ocuvite® Eye Performance (vitamins to protect the eye from stressors such as sunlight and blue light emitted from digital devices), and SimplifEYE™ (preloaded intraocular lens injector platform for enVista intraocular lens).
We also license selective molecules or technology in leveraging our own R&D expertise through development, as well as seek out external product development opportunities. Examples of this include the acquired global exclusive license for a myopia control contact lens design developed by BHVI, which we plan to pair with our leading contact lens technologies to develop potential contact lens treatments designed to slow the progression of myopia in children, and the acquired exclusive licenses for the commercialization and development in the U.S. and Canada of: (i) a microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression in children ages 3-12; (ii) Xipere™ which, if approved by the U.S. Food and Drug Administration ("FDA"), will be the first treatment for patients suffering from macular edema associated with uveitis; and (iii) NOV03, an investigational drug with a novel mechanism of action to treat Dry Eye Disease ("DED") associated with Meibomian gland dysfunction ("MGD"). We also acquired the U.S. rights to EM-100, which was recently launched as Alaway® Preservative-Free and is the first OTC preservative-free formulation eye drop for the temporary relief of itchy eyes due to pollen, ragweed, grass, animal hair and dander in adults and children 3 years of age and older. We believe investments in these investigational treatments, if approved by the FDA, will complement, and help build upon, our strong portfolio of integrated eye health products.
The Salix segment - consists of sales in the U.S. of GI products, which in aggregate accounted for approximately 24%, 24% and 23% of our Company's revenues for the six months ended June 30, 2021 and the years 2020 and 2019, respectively. The Salix segment includes our Xifaxan® product which accounted for approximately 19%, 18% and 17% of our Company's revenues for the six months ended June 30, 2021 and the years 2020 and 2019, respectively.
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
The International Rx segment - consists of sales, other than sales of our Bausch + Lomb products and Solta aesthetic medical devices, in Canada, Europe, Asia, Australia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products and OTC products, which in aggregate accounted for approximately 15%, 15% and 13% of our Company's revenues for the six months ended June 30, 2021 and the years 2020 and 2019, respectively. Principal products within our International Rx segment include Bisocard®, Thrombo ASS®, Contrave® / Mysimba®, Jublia®, Ivexterm® and Espaven®.

The Ortho Dermatologics segment - consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological products) and (ii) global sales of Solta aesthetic medical devices. Revenues from the Ortho Dermatologics segment accounted for approximately 7% of our Company's revenues for the six months ended June 30, 2021 and the years 2020 and 2019.
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
Our Solta business is dedicated to the development of innovative treatment technologies that provide proven and effective medical aesthetic and therapeutic benefits to consumers. Global Solta revenues were $145 million, $93 million, $253 million and $194 million for the six months ended June 30, 2021 and 2020 and the years 2020 and 2019, respectively. The increase in revenue is primarily attributable to Next Generation Thermage FLX®, a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. During 2018 and 2019, Next Generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta medical aesthetic device portfolio. These launches have been successful as Next Generation Thermage FLX® revenues were $73 million, $53 million, $142 million and $77 million for the six months ended June 30, 2021 and 2020 and the years 2020 and 2019, respectively. We expect additional launches of Next Generation Thermage FLX® in Europe in the near term, paced by country-specific regulatory registrations.
The Diversified Products segment - consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, such as Wellbutrin®, Aplenzin®, Cuprimine®, Ativan® and Migranal®, (ii) generic products, such as Uceris® authorized generic (“AG”), Elidel® AG, Migranal® AG and Diastat® AG, and (iii) dentistry products, such as Arestin® and NeutraSal®. Revenues from our Diversified Products segment accounted for approximately 10%, 12% and 13% of our Company's revenues for the six months ended June 30, 2021 and the years 2020 and 2019, respectively. The Company utilizes the Diversified Products segment to extend the long-term cash flows from a number of assets that are expected to decline over time due to the loss of exclusivity, by launching and selling authorized generic versions of certain branded assets.
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
Our Focus on Value
In 2016, we retained a new executive team which implemented a multi-year plan designed to transform and bring out value in our Company. The multi-year plan increased our focus on, among other factors, our: product portfolio, infrastructure, geographic footprint, capital structure and risk management. Since that time, we have been executing and continue to execute on our commitments to transform the Company and generate value. Under the multi-year plan we have taken the following actions, among others:
•divested non-core assets in order to narrow the Company's activities to our core businesses where we believe we have an existing and sustainable competitive edge and the ability to generate operational efficiencies. To date, we received approximately $4,100 million in net proceeds from these divestitures and includes the sale of Amoun Pharmaceutical Company S.A.E. ("Amoun"), as discussed below, which we divested in July 2021;
•made strategic investments in our core businesses in order to support recent revenue growth and prepare for additional growth opportunities we plan to capitalize on for our core businesses;
•made measurable progress in improving our capital structure as we have repaid approximately $9,900 million in debt obligations (net of additional borrowings, amounts refinanced and excluding the $1,210 million financing of the U.S. Securities Litigation settlement discussed below) during the period January 1, 2016 through the date of this filing, using the proceeds from the divestiture of non-core assets, cash generated from our operations and improved working capital management. This includes approximately $1,250 million of repayments during 2021 using cash on hand, cash generated from operations and a portion of the proceeds from the Amoun Sale (as defined below); and

•resolved many of the Company's legacy litigation matters originating back to 2015 and prior, including the most significant legacy legal matter, the U.S. Securities Litigation settlement discussed below, significantly reducing related possible disruptions and other uncertainties to our operations.
We believe that these and other positive actions we have taken to transform our Company, have properly focused our operations and improved our capital structure, and we also believe that, as a result of such actions, we are now presented with an opportunity to unlock additional value across our portfolio of assets by creating two highly attractive but dissimilar businesses.
Proposed Separation of the Bausch + Lomb Eye Health Business and Proposed IPO of Solta Medical Business
On August 6, 2020, we announced that we intend to separate our eye health business into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. The Bausch + Lomb entity will consist of the Company's Bausch + Lomb Global Vision Care, Global Consumer, Global Surgical and Global Ophthalmology Rx businesses. We remain committed to this plan and continue to believe this is an opportunity to unlock additional value across our portfolio of assets.
At the time of our announcement, we emphasized that it is important that the post-separation entities be well capitalized, with appropriate leverage and with access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth. Therefore, we see the appropriate capitalization and leverage of these businesses post-separation as a key to bringing out the maximum value across our portfolio of assets and, so, it is a primary objective of our plan of separation.
We also previously stated that all options for achieving the appropriate capitalization and leverage for these entities post-separation were being considered. Management continues to consider alternative means of achieving these outcomes, including dispositions in our business that we believe represent attractive opportunities for the Company and are in line with our plan of separation. This informed our decision to divest Amoun on July 26, 2021 and, as discussed below, use the net proceeds to repay certain debt obligations. It has also informed, in part, our decision to pursue an initial public offering of our Solta medical aesthetic business (“Solta Medical”) (the “Solta IPO”), which we publicly announced on August 3, 2021. We believe that the Solta IPO will enable us to further repay certain of our debt obligations. However, we also believe that the Solta IPO will allow us to unlock the value of this high-growth business and give us ownership of a valuable financial asset that would compare more favorably to other medical aesthetic companies.
We intend to use the proceeds from the B+L Separation and the Solta IPO to repay, to the extent possible, a portion of our existing debt, thereby improving our capitalization and leverage. We believe the B+L Separation and the Solta IPO provides us with an attractive opportunity for liquidity to support the appropriate capitalization and leverage of the Bausch + Lomb entity, the Solta Medical entity and the remainder of Bausch Health Companies Inc., which we refer to as “Bausch Pharma” and will assume a new name upon completion of the B+L Separation. However, management continues to consider the forms of the B+L Separation and the Solta IPO and exploring a number of alternative capitalization structures in order to properly capitalize the three entities.
The B+L Separation and the Solta IPO will establish three separate companies that include:
•Bausch + Lomb - a fully integrated, pure play eye-health company built on the iconic Bausch + Lomb brand and long history of innovation;
•Solta Medical - a global provider of medical aesthetic devices, with a history of being a pioneer in the non-surgical skin tightening category; and
•Bausch Pharma - a diversified pharmaceutical company with leading positions in gastroenterology, dermatology, neurology and international pharmaceuticals. The remaining pharmaceutical entity will comprise a diversified portfolio of our leading durable brands across the Salix, International Rx, dentistry, neurology, medical dermatology and generics businesses.
We believe these transactions will create three highly attractive but dissimilar businesses. As separate entities, management believes that each company will be better positioned to individually focus on its core businesses to drive additional growth, more effectively allocate capital and better manage its respective capital needs. Further, these transactions allow us and the market to compare the operating results of each entity with other “pure play” peer companies. Although management believes these transactions will bring out additional value, there can be no assurance that either the B+L Separation or the Solta IPO will be successful in doing so.
We continue to work actively to support the internal organizational design and structure of Bausch + Lomb. Based on our assessment, we believe that there is a clear path to addressing these internal operational matters by the end of the third quarter of 2021. We have also begun the process of addressing the organization design and structure of the Solta Medical entity post-separation.
As of the date of this filing, the determination of the capitalization of the three entities is evolving, and we do not have a definitive timetable to finalize the respective capital structures. Although a public offering of a portion of the Bausch + Lomb and/or the Solta Medical businesses are among the alternate capital structures being considered, this Form 10-Q does not constitute an offer of any securities of the Bausch + Lomb or Solta Medical entities for sale.
In addition to the capitalization and leverage ratios of each entity, there are considerations, approvals and conditions, including market conditions, that will determine the ultimate timing and structure of these transactions, including regulatory approvals, final approval by our board of directors, any shareholder vote requirements that may be applicable, compliance with U.S. and Canadian securities laws and stock exchange rules, receipt of any applicable opinions and/or rulings with respect to the Canadian and U.S. federal income tax treatment of such transaction and determination of the pro forma capitalizations of the three entities. The failure to satisfy all of the required conditions could delay the completion of these transactions for a significant period of time or prevent them from occurring at all. In addition to our internal organization and structure work, we will need to complete a number of additional steps that will depend on the ultimate structure of the transactions (in addition to obtaining the regulatory approvals and satisfying the conditions described above) before we can complete the B+L Separation and/or the Solta IPO. As a result, there can be no assurance as to the timing of the completion of both or either of these transactions or their terms, and the information in this Form 10-Q relating to each transaction is preliminary and may change as the transactions progress and any such changes and their impact on the Company, or any of the companies that result from the consummation of any of these transactions, may be material.
See Item 1A. “Risk Factors — Risk Relating to the Separation” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021 for additional risks relating to the B+L Separation. See Item 1A. “Risk Factors — Risk Relating to the Proposed IPO of the Solta Medical Aesthetics Business" of this Form 10-Q for additional risks relating to the Solta IPO.
Divest Assets to Improve Our Capital Structure and Simplify Our Business
In order to better focus on our core businesses, we continue to evaluate opportunities to simplify our operations and improve our capital structure, including dispositions of various assets. For example, on March 31, 2021, we announced the sale of Amoun for total gross consideration of approximately $740 million, subject to certain adjustments (the “Amoun Sale”). Amoun manufactures, markets and distributes branded generics of human and animal health products. The Amoun business was part of the International Rx segment (formerly included within the Bausch + Lomb/International segment). The Amoun Sale closed on July 26, 2021. Revenues associated with Amoun were $118 million, $247 million, $220 million and $183 million for the six months ended June 30, 2021 and the years 2020, 2019 and 2018, respectively. On July 30, 2021 and August 3, 2021, the Company made aggregate payments of $600 million, to repay $469 million of its June 2025 Term Loan B Facility and $131 million of its November 2025 Term Loan B Facility, using the net proceeds from the Amoun Sale and cash on hand.
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
Impacts of COVID-19 Pandemic
The unprecedented nature of the COVID-19 pandemic has adversely impacted the global economy. The COVID-19 pandemic and the reactions of governments, private sector participants and the public in an effort to contain the spread of the COVID-19 virus and/or address its impacts have had significant direct and indirect effects on businesses and commerce. This includes, but is not limited to, disruption to supply chains, employee base and transactional activity, facilities closures and production suspensions. We believe we responded quickly to these and other human and commercial challenges brought on by the COVID-19 pandemic and that our actions allowed us to: (i) maintain a reliable supply of our products, (ii) protect the health, safety and well-being of our employees, (iii) reduce operating expenses and preserve cash through profit protection measures initiated in response to the COVID-19 pandemic, (iv) limit the disruptions to our product development pipeline and (v) ensure affordability of and access to our products. We will continue to monitor the impacts of the COVID-19 pandemic and related responses from governments and private sector participants on the Company, our customers, supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition and our planned actions and responses to this pandemic.

Our Operating Results
During the pandemic, the public has been advised to engage in certain "social restrictions" such as: (i) remaining at home or shelter-in-place, (ii) limiting social interaction, (iii) closing non-essential businesses and (iv) postponing certain surgical and elective medical procedures in order to prioritize/conserve available health care resources. During the three months ended March 31, 2020, these factors negatively impacted, most notably, the revenues of the Company's Vision Care and Surgical businesses in Asia, where the COVID-19 pandemic originated. Beginning in March 2020, and throughout most of the second quarter of 2020, the Company experienced steeper declines in these revenues and the revenues of other businesses as social restrictions expanded worldwide, particularly in the U.S. and Europe. Social restrictions negatively impacted the Company's revenues for contact lenses, intraocular lenses, medical devices, surgical systems and certain pre- and post-operative eye-medications of its Ophtho Rx business, medical aesthetics and therapeutic products of its Global Solta business, and certain branded pharmaceutical products of its Salix, Ortho Dermatologics and Dentistry businesses, as the offices of many health care providers were closed and certain surgeries and elective medical procedures were deferred.
Our 2020 revenues were most negatively impacted during our second quarter by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to our third quarter of 2020. After the launch of effective vaccines in December 2020, infection rates began to decline in 2021 signaling the beginning of a potential recovery from the COVID-19 pandemic.
Our revenues were $2,100 million for the three months ended June 30, 2021, as compared to $1,664 million for the three months ended June 30, 2020, a year-over-year increase of $436 million, or 26%, and primarily reflects the positive impacts from the recovery from the COVID-19 pandemic. In the U.S., the recovery in our GI, surgical, vision care, ophthalmology and dentistry businesses continues to progress, as offices of certain health care providers have reopened and most surgeries and elective medical procedures proceed, while our U.S. consumer and Solta medical aesthetics businesses had been less impacted by the COVID-19 pandemic. The recovery of our businesses in China seems to be further along than the rest of our business in Asia, as the revenues of many of our businesses in China have returned to their pre-pandemic levels. Although certain social restrictions were lifted in Europe during the summer of 2020, recovery in this region has been more gradual, as consumers have been slower to return to their pre-pandemic habits. Further, various geographies reinstituted lockdowns or partial lockdowns as needed in response to resurgence of the original COVID-19 virus and as variant strains, such as the delta variant were identified. For instance, parts of Europe, such as England, Germany, France and Ireland, and parts of Canada, parts of Southeast Asia and Japan returned to lockdowns of various lengths and enacted or are still considering enacting other social restrictions. During the first half of 2021, the daily average number of new COVID-19 cases in the U.S. declined and vaccinations in certain U.S. geographies reached sufficiently high levels such that many government and social restrictions were lifted. However variant strains of the virus, particularly the delta variant, have been identified in the U.S. and a portion of the country's residents have demonstrated reluctance to get vaccinated. Further, for various logistical, regulatory, economical, governmental and/or other availability factors, certain geographies outside the U.S. have limited access to effective vaccines allowing the spread of the original virus and variant strains such as the delta variant, to develop. These factors are challenges to achieving herd immunity in the U.S. and globally and could lead to a resurgence and new lockdowns or other social restrictions globally.
Presuming there continues to be increased availability of effective vaccines and any resurgence of the COVID-19 virus and variant strains such as the delta variant do not have a material adverse impact on efforts to contain the COVID-19 virus, the Company anticipates an ongoing, gradual global recovery from the significant macroeconomic and health care impacts of the pandemic. However, the rates of recovery for each business will vary by geography and will be dependent upon, among other things, the availability and effectiveness of vaccines for the COVID-19 virus and variant strains thereof, government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus or variant strains thereof and other actions taken in response to the COVID-19 pandemic.
At the current pace of the recovery, we anticipate that our revenues will likely return to pre-pandemic levels in 2021. However, as our revenues were most negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic during our second quarter of 2020, we expect the rate of growth for the remainder of 2021 to be lower than the year-over-year revenue growth for the six months ended June 30, 2021.
Although we put in place procedures to mitigate the risks associated with closures and disruptions at our manufacturing facilities, the COVID-19 pandemic temporarily impacted the manner in which we managed our inventories and inventory levels. The negative impact of the COVID-19 pandemic on the demand for many of our products necessitated that we, among other things, shorten production runs to reduce inventories and mitigate inventory losses. The shorter production runs, the costs associated with idling certain facilities during government mandated lockdowns and the costs of the precautionary measures taken at our manufacturing facilities in response to the COVID-19 pandemic resulted in manufacturing variances, which temporarily depressed our contribution margins in 2020. However, in 2021, as demand increased and our retailers and distributors replenished their inventories, the pressures on our manufacturing processes during 2020 have been alleviated and we have avoided many of the COVID-19 pandemic induced manufacturing variances during the six months ended June 30, 2021. We expect that these factors will continue to provide favorable year-over-year comparisons in our contribution margins through the remainder of 2021 only.
As we monitor the direction and pace of the recovery in each business and geography, we are also continually monitoring the effectiveness of the profit protection measures we initiated to manage and reduce our operating expenses and preserve cash during the COVID-19 pandemic. These profit protection measures were successful in expanding the profit margins in many of our businesses, as referenced in the discussion of our operating results below. In 2021, we began allocating more resources to selling and other promotional activities in support of our existing products, product launches and products in development. Should the pace of recovery in each geography accelerate, we expect to allocate more resources to these activities to drive our return to sustainable revenue and profit growth. As a result, if the recovery continues, we expect to see our operating expenses in 2021 exceed our operating expenses in 2020.
We believe our diverse portfolio of durable products and strong brands has served us well through the COVID-19 pandemic and we continue to be well-positioned to grow market share and return to growth as the world recovers. However, this situation remains very fluid and we continue to monitor the availability and effectiveness of vaccines and any resurgence of the COVID-19 virus, the delta variant and other variant strains thereof on our operations, businesses and primary goals. Given these circumstances, we continue to focus on: (i) revising our go-to-market and sales force strategies to address the changing business dynamics created by the COVID-19 pandemic, (ii) building out our e-commerce presence to enable us to reach customers in new ways, (iii) investing in our key promoted brands and product launches to increase market share, (iv) optimizing our cost structure and (v) looking for key trends in the market to meet changing consumer/patient needs and identify areas for investment and growth. We believe focusing on these priorities will best enable us to effectively manage the changing business dynamics created by the COVID-19 pandemic, best prepare us for a possible resurgence of the virus and any variant strains thereof and return us to growth during the recovery from the COVID-19 pandemic.
The changes in our segment revenues and segment profits, including the impacts of COVID-19 pandemic related matters for the three and six months ended June 30, 2021, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.
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
In March 2019, we completed the acquisition of certain assets of Synergy whereby we acquired the worldwide rights to the Trulance® (plecanatide) product, a once-daily tablet for adults with chronic idiopathic constipation, or CIC, and irritable bowel syndrome with constipation, or IBS-C. We believe that the Trulance® product complements our existing Salix products and allows us to effectively leverage our existing GI sales force. In order to drive growth of the Trulance® product, we have increased the number of sales force representatives for the Trulance® product. This has been successful as Trulance® revenues were $49 million and $36 million for the six months ended June 30, 2021 and 2020, respectively.

In February 2019, we acquired the U.S. rights to EM-100 (an investigational preservative-free formulation eye drop) from Eton Pharmaceuticals, Inc. On September 25, 2020, the Company announced that the FDA had approved Alaway® Preservative Free (ketotifen fumarate) ophthalmic solution, 0.035%, antihistamine eye drops (EM-100) as the first OTC preservative-free formulation eye drop approved to temporarily relieve itchy eyes due to pollen, ragweed, grass, animal hair and dander. Alaway® Preservative Free was launched in February 2021 and is expected to complement our broad range of Bausch + Lomb integrated eye health products.
In September 2020, we entered into an agreement which provides the Company an option to acquire all ophthalmology assets of Allegro Ophthalmics, LLC ("Allegro") (the "Option"), a privately held biopharmaceutical company focused on the development of therapies that regulate integrin functions for the treatment of ocular diseases. Among those assets were the worldwide rights to risuteganib (Luminate®), Allegro's lead investigational compound in retina, which is believed to simultaneously act on the angiogenic, inflammatory and mitochondrial metabolic pathways implicated in diseases such as intermediate dry AMD. During the three months ended September 30, 2020, we made and expensed an initial upfront payment of $10 million to acquire the Option. However, on June 23, 2021, we were notified by Allegro that it did not raise the additional funding required under the option agreement. Pursuant to the terms of the option agreement, the Option thereby terminated, and we exercised our right to convert the $10 million upfront payment into a minor equity interest in Allegro. We expect that we will make no additional payments pursuant to this option agreement.
We are considering further acquisition opportunities within our core therapeutic areas, some of which could be material in size.
R&D Investment
We continuously search for new product opportunities through internal development and strategic licensing agreements, that, if successful, will allow us to leverage our commercial footprint, particularly our sales force, and supplement our existing product portfolio and address specific unmet needs in the market.
Our internal R&D organization focuses on the development of products through clinical trials. As of December 31, 2020, approximately 1,300 dedicated R&D and quality assurance employees in 23 R&D facilities were involved in our R&D efforts internally.
We have approximately 200 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below. However, due to the challenges of the COVID-19 pandemic, most notably those attributable to "stay at home" orders and travel restrictions, certain of our R&D activities were forced to pause in 2020. Clinical trials that started prior to governmental shutdowns remained enrolled and existing patients have progressed, while new patient enrollments were paused as most trial sites were not able to accept new patients. However, during our third quarter of 2020, we saw the pace of new patient enrollments increase, and, although certain of our projects are moving slower than we would like due to the impacts of the COVID-19 pandemic, through the date of this filing we have not had to make changes to our development timelines that would have a material impact on our current or future operating results.
We continue to monitor the timing and completion of our ongoing and anticipated clinical trial programs. As of the date of this filing, the delays in our clinical trials have not had a material impact on our operating results; however, a resurgence of the virus significant enough to necessitate reenacting certain social restrictions could result in unanticipated delays in our ability to conduct new patient enrollments. Other possible COVID-19 pandemic and resurgence related challenges include, but are not limited to, facility closures, delays by third-party service providers, deferrals of doctor visits, postponement of elective medical procedures and surgeries and changes in prioritization by the FDA and other regulatory authorities. Delays, if any, caused by the COVID-19 pandemic and a possible resurgence of the virus or variant strains thereof such as these and others will likely adversely affect the timely approval, launch and commercialization and the commercial success of our products, particularly those in early stage clinical trials. As a result, our estimates regarding the timing and success of our R&D efforts (some of which are set out below), including as it relates to study initiation, enrollment and completion, availability of study results, regulatory submissions, regulatory approvals and commercial launches, may change.
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
•New Ophthalmic Viscosurgical Device ("OVD") product - A formulation to protect corneal endothelium during phacoemulsification process during a cataract surgery and to help chamber maintenance and lubrication during intraocular lens delivery. In January 2020, we commenced an FDA clinical study for the cohesive OVD product which has now achieved its enrollment target, despite COVID-19-related slowdowns, and we expect results in the fourth quarter of 2021. In addition, in March 2021, we received Premarket Approval from the FDA for Clearvisc™ dispersive OVD, which we launched in June 2021.
•enVista® Trifocal intraocular lens - An innovative lens design. We initiated an investigative device exemption study for this product in May 2018 and initiated the last phase of this three-phase study in the fourth quarter of 2020.
•SimplifEYE™ preloaded intraocular lens injector platform for enVista intraocular lens - We have received approvals from the European Union and Canada and received FDA clearance for the injector and launched this platform in October 2020.
•Extended depth of focus intraocular lens - Currently under development, however, the timing and completion of which has been delayed due to COVID-19 pandemic related matters. Once development is completed, and if approved, we anticipate that this product could be launched in the first half of 2022.
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
•Rifaximin - Rifaximin recently received orphan drug designation for sickle cell anemia. A novel dosage formulation is planned to be studied for the treatment of sickle cell anemia and clinical trials are expected to commence in the second half of 2021.
•Rifaximin - Development of a fit for purpose Patient Reported Outcomes tool for small intestinal bacterial overgrowth, or "SIBO", is continuing in 2021.
•Rifaximin - We have entered into an agreement with Cedars Sinai Medical Center to evaluate a new formulation of rifaximin for the treatment of IBS-D. Two preclinical studies have been completed. A Proof of Concept study that was paused due to COVID-19 pandemic related factors has recommenced and is fully enrolled.
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
•Envive™ - In October 2020, we launched, on a limited basis, a probiotic supplement that was developed to address gastrointestinal disturbances. In April 2021, we expanded the launch to additional territories in the U.S.
•Amiselimod (S1P modulator) - We commenced a Phase 2 study during the first half of 2021 to evaluate Amiselimod (S1P modulator) for the treatment of mild to moderate ulcerative colitis.
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
•IDP-126 - An acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. Phase 3 clinical studies initiated in December 2019 were paused due to COVID-19 pandemic related factors, but resumed in June 2020. The first Phase 3 study has been completed, and the second Phase 3 study showed statistically significant topline results. We anticipate filing an NDA in the second half of 2022.
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
In the normal course of business, the Company will enter into select licensing and collaborative agreements for the commercialization and/or development of unique products primarily in the U.S. and Canada. These products are sometimes investigational treatments in early stage development that target unique conditions. The ultimate outcome, including whether the product will be: (i) fully developed, (ii) approved by the FDA or other regulators, (iii) covered by third-party payors or (iv) profitable for distribution is highly uncertain. Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones.
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
In December 2019, we announced that we had acquired an exclusive license from Novaliq GmbH for the commercialization and development in the U.S. and Canada of the investigational treatment NOV03 (perfluorohexyloctane), a first-in-class investigational drug with a novel mechanism of action to treat DED associated with MGD. In an Open Label Safety study, NOV03 has achieved its enrollment target. In April 2021, we announced statistically significant topline data from the first of two Phase 3 studies and anticipate the readout of topline results from the second Phase 3 study during the second half of 2021 and anticipate filing an NDA in 2022. If approved by the FDA, we believe the addition of this investigational treatment for DED will help build upon our strong portfolio of integrated eye health products.
In October 2019, we acquired an exclusive license from Clearside Biomedical, Inc. ("Clearside") for the commercialization and development of Xipere™ (triamcinolone acetonide suprachoroidal injectable suspension) in the U.S. and Canada. Xipere™ is a proprietary suspension of the corticosteroid triamcinolone acetonide formulated for suprachoroidal administration via Clearside's proprietary SCS Microinjector™ that is being investigated as a targeted treatment of macular edema associated with uveitis. In June 2021, the FDA accepted the resubmitted NDA for Xipere™ and assigned a Prescription Drug User Fee Act date of October 30, 2021.
In April 2019, we entered into two licensing agreements which present us with unique developmental opportunities to address unmet needs of individuals suffering with certain GI and liver diseases. The first of these two licensing agreements is with the University of California for certain intellectual property relating to an investigational compound targeting the pituitary adenylate cyclase receptor 1 in non-alcoholic fatty liver disease (“NAFLD”), nonalcoholic steatohepatitis (“NASH”) and other GI and liver diseases. The second is an exclusive licensing agreement with Mitsubishi Tanabe Pharma Corporation to develop and commercialize MT-1303 (amiselimod), a late-stage oral compound that targets the sphingosine 1-phosphate receptor that plays a role in autoimmune diseases, such as inflammatory bowel disease and ulcerative colitis. We have completed a thorough QTC study, which evaluated the cardiac safety profile of the compound. Topline results were positive and we commenced a Phase 2 study in the first half of 2021.
Strategic Investments in our Infrastructure
In support of our core businesses, we have and continue to make strategic investments in our infrastructure, the most significant of which are at our Waterford facility in Ireland, our Rochester facility in New York and our Lynchburg facility in Virginia.
To meet the forecasted demand for our Biotrue® ONEday range of contact lenses, in July 2017, we placed into service a $175 million multi-year strategic expansion project of the Waterford facility. The emphasis of the expansion project was to: (i) develop new technology to manufacture, automatically inspect and package contact lenses, (ii) bring that technology to full validation and (iii) increase the size of the Waterford facility.
To address the expected global demand for our Bausch + Lomb ULTRA® range of contact lenses, in December 2017, we completed a multi-year, $200 million strategic upgrade to our Rochester facility. The upgrade increased production capacity in support of our Bausch + Lomb Ultra® and SiHy Daily AQUALOX™ product lines and better supports the production of other well-established contact lenses, such as our PureVision®, PureVision®2 (SVS, Toric, and Multifocal), SofLens® 38 and SilSoft®.
To address the expected global demand for our SiHy Daily disposable contact lenses, in November 2018, we initiated $300 million of additional projects to add multiple production lines to our Rochester and Waterford facilities. These production lines have recently been completed and we expect to start production of our latest contact lenses, Bausch + Lomb INFUSE® and ULTRA ONE DAY®, at these facilities by the end of 2021.
To further help us meet the anticipated demand of our contact lenses, in 2020, we initiated an expansion of the Company's Lynchburg distribution center. The new facility is expected to create new jobs over the next five years and expand the overall site to 190,000 square feet, which will provide distribution capabilities for medical devices, primarily contact lens products, and be the main point of distribution for these products in the U.S. This expansion program is expected to be completed in the first half of 2022.

In July 2021, we announced plans to invest an additional $90 million to increase capacity at our Waterford facility to meet the expected demand for our Biotrue® ONEday range of daily disposable contact lenses. The new production lines are expected to be completed in 2023.
If completed as planned, the recently announced expansion of our Waterford facility will be the fifth major expansion of our Bausch + Lomb manufacturing facilities in support of our efforts to increase market share in the contact lens market in the seven years ending 2023. We believe the investments in our Waterford, Rochester and Lynchburg facilities and related expansion of labor forces further demonstrates the growth potential we see in our Bausch + Lomb products and our eye health business.
Effectively Managing Our Capital Structure
We continue to effectively manage our capital structure by: (i) reducing our debt through repayments, (ii) extending the maturities of debt through refinancing and (iii) improving our credit ratings.
Debt Repayments - Excluding the impact of the $1,210 million financing of the U.S. Securities Litigation settlement discussed below, we have repaid (net of additional borrowings) approximately $9,900 million of long-term debt during the period January 1, 2016 through the date of this filing using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management. This includes approximately $1,250 million of repayments during 2021 using cash on hand, cash generated from operations and a portion of the proceeds from the Amoun Sale.
2020 Refinancing Transactions - In May and December 2020, we accessed the credit markets and completed a series of transactions, whereby we extended $3,250 million in aggregate maturities of certain debt obligations due to mature in 2022 and 2023 out to 2029 through 2031 and $250 million in aggregate amortization payments due in 2022 out to 2029 (the "2020 Refinancing Transactions"). In addition to extending $3,500 million in payments due in 2022 and 2023 to 2029 through 2031, the 2020 Refinancing Transactions replaced secured debt of $1,500 million with unsecured debt. This provides us with more secured debt capacity under our Restated Credit Agreement and existing indentures if the market for unsecured debt in the future is less favorable. Further, by replacing $1,500 million of secured debt with unsecured debt we now have additional room under the debt maintenance covenant of our 2023 Revolving Credit Facility that requires us to maintain a first lien net leverage ratio of not greater than 4.00 to 1.00. The 2020 Refinancing Transactions also repaid in full €1,500 million of debt denominated in euros, thereby reducing our exposure to fluctuations in the value of the euro.
2021 Refinancing Transactions - In June 2021, we accessed the credit markets and completed a transaction, whereby we: (i) extended $1,600 million in aggregate maturities of certain debt obligations due to mature in 2024 out to 2028 and (ii) refinanced $1,600 million in aggregate of existing 7.00% Senior Secured Notes due 2024 with $1,600 million in aggregate of 4.875% Senior Secured Notes due 2028 (the "2021 Refinancing Transactions").
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for the details of our debt portfolio as of June 30, 2021 and December 31, 2020.
The debt repayments and refinancing transactions outlined above have allowed us to: (i) improve our credit ratings, (ii) extend maturities of certain debt obligations due in 2022 through 2024 out to the years 2029 through 2031, (iii) satisfy all debt mandatory amortization payments and maturities until 2025 and (iv) reduce our exposure to fluctuations in the value of the euro.
Our prepayment of debt and refinancing transactions over the last four years translate into lower repayments of principal over the next four years, which, in turn, we believe will permit more cash flows to be directed toward developing our core assets, identifying new product opportunities and repaying additional debt amounts. The mandatory scheduled principal repayments of our debt obligations as of June 30, 2021, were as follows:

(in millions)
2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	Total
$—	$—	$—	$291	$10,532	$1,500	$2,250	$3,612	$3,250	$1,250	$1,000	$23,685
The weighted average stated interest rate of the Company's outstanding debt as of June 30, 2021 was 5.85% as compared to 6.02% as of December 31, 2020.

On July 30, 2021 and August 3, 2021, the Company made aggregate payments of $600 million, to repay $469 million of its June 2025 Term Loan B Facility and $131 million of its November 2025 Term Loan B Facility, using the net proceeds from the Amoun Sale and cash on hand. On August 2, 2021, the Company redeemed $150 million aggregate principal amount of outstanding 6.125% Senior Notes due 2025 using cash on hand. These payments satisfy in full the $291 million of mandatory repayments in 2024, the $114 million of remaining mandatory repayments in 2025 and also reduces certain maturities due in 2025. As a result of these payments, there are no maturities due until 2025. The following table gives effect to these repayments and shows our mandatory scheduled principal repayments of our debt obligations as of August 3, 2021:

(in millions)
2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	Total
$—	$—	$—	$—	$10,073	$1,500	$2,250	$3,612	$3,250	$1,250	$1,000	$22,935
Additionally, on August 3, 2021, we announced we will redeem an additional $350 million in aggregate principal amount of our outstanding 6.125% Senior Notes due 2025 using cash on hand in September 2021, which has not been reflected in the table above.
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
Bausch Health Patient Assistance Program - We are committed to supporting patients who have lost employment health benefits due to the COVID-19 pandemic, and because it is essential that our patients continue their prescribed treatments, we are proud to offer certain of our prescription medicines through our Bausch Health Patient Assistance Program. In the face of the COVID-19 pandemic, some people have financial obstacles that keep them from obtaining and continuing their prescribed treatments. The purpose of the Bausch Health Patient Assistance Program is to provide eligible unemployed patients in the U.S., who have lost their health insurance due to the COVID-19 pandemic, with certain of our prescription products where their financial circumstances or insurance status would otherwise interfere with their ability to access such product. If approved, patients receive their Bausch Health Companies Inc. prescription product(s) at no cost to them for up to one year, and may be able to reapply to the program annually if they continue to meet eligibility requirements and have a valid prescription.
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
Invest in our Eye Health Business - As part of our global Bausch + Lomb business strategy, we continually look for key trends in the eye health market to meet changing consumer/patient needs and identify areas for investment to extend our market share through new launches and effective pricing.
For instance, there is an increasing rate of myopia, and importantly, myopia as a potential risk factor for glaucoma, macular degeneration and retinal detachment. We continue to see increased demand for new eye health products that address conditions brought on by factors such as increased screen time, lack of outdoor activities and academic pressures, as well as conditions brought on by an aging population (for example, as more and more baby-boomers in the U.S. are reaching the age of 65). To extend our market share in eye health, we continually seek to identify new products tailored to address these key trends for development internally with our own R&D team to generate organic growth. Recent product launches include Biotrue® ONEday daily disposable contact lenses, the next generation of Bausch + Lomb ULTRA® contact lenses, SiHy Daily contact lenses (branded as AQUALOX™ ONE DAY in Japan, Bausch + Lomb INFUSE™ SiHy Daily Disposable in the U.S. and Bausch + Lomb Ultra® ONE DAY in Australia, Hong Kong and Canada), Lumify® (an eye redness treatment), Vyzulta® (a pressure lowering eye drop for patients with angle glaucoma or ocular hypertension), Ocuvite® Eye Performance (vitamins to protect the eye from stressors such as sunlight and blue light emitted from digital devices) and SimplifEYE™ (preloaded intraocular lens injector platform for enVista intraocular lens).
We also license selective molecules or technology in leveraging our own R&D expertise through development, as well as seek out external product development opportunities. As previously discussed, we acquired a global exclusive license for a myopia control contact lens design developed by BHVI, which we plan to pair with our leading contact lens technologies to develop potential contact lens treatments designed to slow the progression of myopia in children, and exclusive licenses for the commercialization and development in the U.S. and Canada of: a microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression in children ages 3-12; Xipere™ which, if approved by the FDA, will be the first treatment for patients suffering from macular edema associated with uveitis; and NOV03, an investigational drug with a novel mechanism of action to treat DED associated with MGD. We also acquired the U.S. rights to EM-100, which was launched as Alaway® Preservative-Free and is the first OTC preservative-free formulation eye drop for the temporary relief of itchy eyes due to pollen, ragweed, grass, animal hair, and dander in adults and children 3 years of age and older. We believe investments in these investigational treatments, if approved by the FDA, will complement, and help build upon, our strong portfolio of integrated eye health products.
As previously discussed, we have also made strategic investments in our infrastructure, the most significant of which were at our Waterford facility in Ireland to meet the forecasted demand for our Biotrue® ONEday lenses, our Rochester facility in New York to address the expected global demand for our Bausch + Lomb ULTRA® contact lens and our Lynchburg facility in Virginia to be our main point of distribution for medical devices in the U.S. During late 2018, we began investing in additional expansion projects at the Waterford and Rochester facilities in order to address the expected global demand for our SiHy Daily disposable contact lenses, which we launched in Japan in September 2018, under the branded name AQUALOX™ ONE DAY, in the U.S. in August 2020, under the branded name Bausch + Lomb INFUSE™ SiHy Daily Disposable contact lens, and in Australia, Hong Kong and Canada in the fourth quarter of 2020, under the branded name Bausch + Lomb Ultra® ONE DAY.
We believe our recent product launches, licensing arrangements and the investments in our Waterford, Rochester and Lynchburg facilities demonstrate the growth potential we see in our Bausch + Lomb products and our eye health business and that these investments will position us to further extend our market share in the eye health market.

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
Reposition the Ortho Dermatologics Business to Generate Additional Value - In 2018, we realigned our Solta medical aesthetics business and combined it with our medical dermatology business, creating a complete dermatology portfolio. We continue to make investments in our Solta portfolio and anticipate building out our Solta sales force, particularly in Europe, to address the growing demand. Our Ortho Dermatologics business continues to work towards improving the treatment options for medical dermatology patients needing topical acne and psoriasis products. We are exploring additional strategic e-commerce and partnership expansion opportunities which can enable increased accessibility for patients and we continue to invest in our on-market products and evaluate various opportunities for our key pipeline products.
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
During the three months ended March 31, 2021, we identified recent launches of certain Ortho Dermatologics products which are not going to achieve their trajectories as forecasted once the social restrictions associated with the COVID-19 pandemic began to ease in the U.S. and offices of health care professionals could reopen. In addition, insurance coverage pressures within the U.S. continued to persist limiting patient access to topical acne and psoriasis products. In light of these developments, during the first quarter of 2021, the Company began taking steps to: (i) redirect its R&D spend to eliminate projects it has identified as high cost and high risk, (ii) redirect a portion of its marketing and product development outside the U.S. to geographies where there is better patient access and (iii) reduce its cost structure to be more competitive.

Investment in Our Core Dermatology Portfolio - We have made significant investments to build out our aesthetics, psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities to extend our market share.
Aesthetics - In 2017, we launched our Next Generation Thermage FLX® product in the U.S., a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. During 2018 and 2019, Next Generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta medical aesthetic devices portfolio. These launches have been successful as Next Generation Thermage FLX® revenues were $73 million, $53 million, $142 million and $77 million for the six months ended June 30, 2021 and 2020 and the years 2020 and 2019, respectively. We expect additional launches of Next Generation Thermage FLX® in Europe in the near term, paced by country-specific regulatory registrations.
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
U.S. Tax Reform
On April 7, 2021, U.S. President Joseph Biden proposed changes to the U.S. tax system. The Proposals under discussion include changes to the U.S. corporate tax system that would increase U.S. corporate tax rates, impose a corporate minimum book tax and double the tax rate on and make other tax changes to Global Intangible Low Tax Income earned by foreign subsidiaries. Also, under consideration is a replacement of Base Erosion and Anti-Abuse Tax ("BEAT") with Stopping Harmful Inversions and Ending Low-Tax Developments ("SHIELD") rules which would deny deductions for certain related-party payments made to low-tax jurisdictions. While it is expected that a tax reform bill will be introduced in the House of Representatives in the near term, many aspects of the current proposals are unclear or undeveloped. We are unable to predict which, if any, U.S. tax reform proposals will be enacted into law, and what effects any enacted legislation might have on our liability for U.S. corporate tax. However, it is possible that the enactment of changes in the U.S. corporate tax system could have a material adverse effect on our liability for U.S. corporate tax and our consolidated effective tax rate.
Global Minimum Corporate Tax Rate
As part of its agenda, the Biden Administration is working to reach an agreement with other world leaders to establish a global minimum corporate tax rate, which would mean that no matter where companies are based, they would pay at least a certain amount in corporate taxes. In early June 2021, the G7 finance ministers met and came to an agreement on the concept of a minimum corporate tax rate. Subsequently, a global corporate tax rate of at least 15% was agreed upon by 131 countries representing more than 90% of global GDP (according to the Organisation for Economic Co-operation and Development), although certain countries such as Ireland, Hungary and Estonia have so far refused to sign up for the minimum tax, creating a potential roadblock because of the need for unanimity on tax issues within the European Union. We are unable to predict what, if any, global minimum corporate tax rate proposal will be enacted into law, and what effects any enacted legislation might have on our liability for corporate tax. However, it is possible that enactment of a global minimum corporate tax rate could have a material adverse effect on our liability for corporate taxes and our consolidated effective tax rate.

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
In 2019, the Government of Canada (Health Canada) published in the Canada Gazette the new pricing regulation for patented drugs. These regulations will become effective on January 1, 2022. The new regulations will change the mechanics of establishing the pricing for products submitted for approval after August 21, 2019; they will also require full transparency of discounts agreed with provincial bodies; and finally, will change the number and composition of reference countries used to determine if a drug’s price is excessive. While we do not believe this will have a significant impact on our future cash flows, as additional facts materialize, we cannot provide assurance as to the ultimate content, timing, effect or impact of such regulations.
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
A number of our products already face generic competition. Prior to and during 2021, in the U.S., these products include, among others, Ammonul®, Apriso®, Benzaclin®, Bepreve®, Bupap®, Cuprimine®, Demser®, Edecrin®, Elidel®, Glumetza®, Istalol®, Isuprel®, Locoid® Lotion, Lotemax® Gel, Lotemax® Suspension, Mephyton®, Migranal®, MoviPrep®, Nitropress®, Solodyn®, Syprine®, Timoptic® in Ocudose®, Uceris® Tablet, Virazole®, Wellbutrin XL®, Xenazine®, Zegerid® and Zovirax® cream. In Canada, these products include, among others, Glumetza®, Wellbutrin® XL and Zovirax® ointment.
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
2021 LOE Branded Products - Branded products that began facing generic competition in the U.S. during 2021 included Lotemax® Gel and Bepreve®. These products accounted for less than 1% of our total revenues in 2020. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
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
In addition, for a number of our products (including Plenvu®, Xifaxan® 550mg, Bryhali®, Duobrii®, Uceris®, Trulance® and Jublia® in the U.S.), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.
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
Generic Competition to Uceris® - In July 2018, a generic competitor launched a product which will directly compete with our Uceris® Tablet product. As disclosed in our prior filings, the Company initiated various infringement proceedings against this generic competitor. The Court construed the claims of the asserted patents on August 2, 2019 and, on October 24, 2019, the Company agreed to a judgment that the asserted patents did not cover the generic tablets under the Court’s claim construction, while reserving its right to appeal the claim construction. On November 22, 2019, the Company filed a Notice of Appeal with respect to the claim construction in the Court of Appeals for the Federal Circuit. On December 18, 2020, the Court of Appeals for the Federal Circuit affirmed the District Court’s claim construction. The ultimate impact of this generic competitor on our future revenues cannot be predicted; however, Uceris® Tablet revenues for the six months ended June 30, 2021 and 2020 were approximately $5 million and $5 million, respectively, and for the years 2020, 2019 and 2018 were approximately $15 million, $20 million and $84 million, respectively.
Generic Competition to Jublia® - On June 6, 2018, the U.S. Patent and Trial Appeal Board (“PTAB”) completed its inter partes review for an Orange Book-listed patent covering Jublia® (U.S. Patent No 7,214,506 (the “‘506 Patent”)) and issued a written determination invalidating such patent.  On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings.  As a result of a settlement, a joint motion to terminate the proceedings was filed on November 12, 2020 and, on January 8, 2021, the PTAB granted this motion. The ‘506 Patent, therefore, remains valid and enforceable and expires in 2026. Jublia® revenues for the six months ended June 30, 2021 and 2020 were approximately $50 million and $55 million, respectively, and for the years 2020, 2019 and 2018 were approximately $111 million, $110 million and $89 million, respectively. Jublia® is covered by fourteen additional Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2028 through 2035. In August and September 2018, the Company received notices of the filing of a number of ANDAs with paragraph IV certification, and has timely filed patent infringement suits against these ANDA filers, and, in addition, the Company has also commenced certain patent infringement proceedings in Canada against three separate defendants. All cases in Canada regarding Jublia® have been settled and all but one case in the U.S. regarding Jublia® has been settled.
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
Regulatory Matters
In the normal course of business, our products, devices and facilities are the subject of ongoing oversight and review by regulatory and governmental agencies, including general, for cause and pre-approval inspections by the relevant competent authorities where we have business operations. Through the date of this filing, all of our global operations and facilities have the relevant operational good manufacturing practices certificates and all Company products and operating sites are in good compliance standing with all relevant notified bodies and global health authorities. Further, all but one of our sites under FDA jurisdiction are rated as either No Action Indicated (where there was no Form 483 observation) or Voluntary Action Indicated (“VAI”) (where there was a Form 483 with one or more observations). In the case of VAI inspection outcomes, the FDA has accepted our responses to the issues cited, which will be verified when the agency makes its next inspection of those specific facilities. At this time, one site is awaiting FDA review to our responses to a recently issued Form 483 with one deficiency observation. A Form 483 is issued at the end of each inspection when FDA investigators have observed any condition that in their judgment may constitute violations of current good manufacturing practices.

FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides selected unaudited financial information for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2021	2020	Change	2021	2020	Change
Revenues	$2,100	$1,664	$436	$4,127	$3,676	$451
Operating (loss) income	$(270)	$(27)	$(243)	$(491)	$221	$(712)
Loss before income taxes	$(670)	$(437)	$(233)	$(1,261)	$(615)	$(646)
Net loss attributable to Bausch Health Companies Inc.	$(595)	$(326)	$(269)	$(1,205)	$(478)	$(727)
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(1.66)	$(0.92)	$(0.74)	$(3.37)	$(1.35)	$(2.02)
Financial Performance
Summary of the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Revenue for the three months ended June 30, 2021 and 2020 was $2,100 million and $1,664 million, respectively, an increase of $436 million, or 26%. The increase was primarily due to: (i) the net increase in volumes across all our segments and (ii) the favorable impact of foreign currencies, primarily in Europe, Asia and Canada. These increases were partially offset by: (i) a decrease in net realized pricing and (ii) the impact of divestitures and discontinuations. The net increase in volumes was primarily due to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, partially offset by the impact of the loss of exclusivity of certain products.
Operating loss for the three months ended June 30, 2021 and 2020 was $270 million and $27 million, respectively, a decrease in our operating results of $243 million and reflects, among other factors:
•an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $317 million primarily due to: (i) the increase in volumes, as previously discussed, (ii) the favorable impact of foreign currencies and (iii) lower manufacturing variances, partially offset by the decrease in net realized pricing;
•an increase in Selling, general and administrative expenses (“SG&A”) of $159 million primarily attributable to: (i) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, (ii) Separation-related costs incurred in 2021 and (iii) the impact of foreign currencies;
•an increase in R&D of $7 million primarily attributable to the non-recurrence of the temporary suspension in certain R&D activities and clinical trials in 2020 due to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed partially offset by the impact of rebalancing our portfolio within the Ortho Dermatologics business;
•a decrease in Amortization of intangible assets of $76 million primarily attributable to fully amortized intangible assets no longer being amortized in 2021;
•an increase in Asset impairments, including loss on assets held for sale of $46 million, primarily attributable to: (i) higher impairments to certain products and (ii) additional losses during the three months ended June 30, 2021 related to assets classified as held for sale; and
•an increase in Other expense, net of $424 million, primarily attributable to higher adjustments related to the settlements of certain litigation matters during the three months ended June 30, 2021.
Operating loss for the three months ended June 30, 2021 and 2020 was $270 million and $27 million, and included non-cash charges for Depreciation and amortization of intangible assets of $404 million and $480 million, Asset impairments, including loss on assets held for sale of $47 million and $1 million and Share-based compensation of $31 million and $27 million, respectively.
Loss before income taxes for the three months ended June 30, 2021 and 2020 was $670 million and $437 million, respectively, an unfavorable change of $233 million. The unfavorable change in our Loss before income taxes is primarily attributable to: (i) the decrease in our operating results of $243 million, as previously discussed and (ii) an increase in Loss on extinguishment of debt of $18 million, partially offset by: (i) a decrease in Interest expense of $21 million and (ii) a favorable net change in Foreign exchange and other of $7 million.

Net loss attributable to Bausch Health Companies Inc. for the three months ended June 30, 2021 and 2020 was $595 million and $326 million, respectively, a decrease in our results of $269 million. The decrease in our results was primarily due to the decrease in our Loss before income taxes of $233 million, as previously discussed, and the unfavorable change in income taxes of $35 million.
Summary of the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Revenue for the six months ended June 30, 2021 and 2020 was $4,127 million and $3,676 million, respectively, an increase of $451 million, or 12%. The increase was primarily due to: (i) the net increase in volumes and (ii) the favorable impact of foreign currencies, primarily in Europe, Asia and Canada. These increases were partially offset by: (i) a decrease in net realized pricing and (ii) the impact of divestitures and discontinuations. The net increase in volumes was primarily due to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, primarily during the three months ended June 30, 2021, partially offset by the impact of the loss of exclusivity of certain products.
Operating loss for the six months ended June 30, 2021 was $491 million and Operating income for the six months ended June 30, 2020 was $221 million, a decrease in our operating results of $712 million and reflects, among other factors:
•an increase in contribution of $275 million primarily due to: (i) the increase in volumes, as previously discussed, and (ii) the favorable impact of foreign currencies, partially offset by the decrease in net realized pricing;
•an increase in SG&A of $132 million primarily attributable to: (i) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, (ii) Separation-related costs incurred in 2021 and (iii) the impact of foreign currencies;
•a decrease in R&D of $3 million primarily attributable to the rebalancing of our portfolio within the Ortho Dermatologics business partially offset by the non-recurrence of the temporary suspension in certain R&D activities and clinical trials in 2020;
•a decrease in Amortization of intangible assets of $155 million primarily attributable to fully amortized intangible assets no longer being amortized in 2021;
•an increase in Goodwill impairments of $469 million related to the impairment to the goodwill of the Ortho Dermatologics reporting unit during the three months ended March 31, 2021 as a result of revised forecasts due to: (i) certain products that continued to experience longer launch cycles than originally anticipated, in part due to COVID-19 pandemic factors, and (ii) other changes to its product pipeline;
•an increase in Asset impairments, including loss on assets held for sale of $180 million, primarily related to impairments during the six months ended June 30, 2020 related to: (i) certain product lines as a result of changes to forecasted sales due to generic competition and other factors and (ii) additional losses during the six months ended June 30, 2021 related to assets classified as held for sale; and
•an increase in Other expense, net of $358 million primarily attributable to higher adjustments related to the settlements of certain litigation matters during the six months ended June 30, 2021, partially offset by: (i) a decrease in Acquisition-related contingent consideration and (ii) an increase in Net gain on sale of assets.
Operating loss for the six months ended June 30, 2021 was $491 million and Operating income for the six months ended June 30, 2020 was $221 million and included non-cash charges for Depreciation and amortization of intangible assets of $807 million and $961 million, Asset impairments of $195 million and $15 million, Goodwill impairments of $469 million and $0, and Share-based compensation of $62 million and $54 million, respectively.
Our Loss before income taxes for the six months ended June 30, 2021 and 2020 was $1,261 million and $615 million, respectively, an increase of $646 million. The increase in our Loss before income taxes is primarily attributable to the decrease in our operating results of $712 million, as previously discussed, partially offset by: (i) a decrease in Interest expense of $49 million, (ii) the favorable change in Foreign exchange and other of $21 million and (iii) a decrease in Loss on extinguishment of debt of $1 million.
Net loss attributable to Bausch Health Companies Inc. for the six months ended June 30, 2021 and 2020 was $1,205 million and $478 million, respectively, a decrease in our results of $727 million. The decrease in our results was primarily due to: (i) the increase in our Loss before income taxes of $646 million, as previously discussed and (ii) a decrease in Benefit from income taxes of $77 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Revenues
Product sales	$2,076	$1,637	$439	$4,079	$3,623	$456
Other revenues	24	27	(3)	48	53	(5)
	2,100	1,664	436	4,127	3,676	451
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	604	482	122	1,168	987	181
Cost of other revenues	8	13	(5)	18	27	(9)
Selling, general and administrative	685	526	159	1,291	1,159	132
Research and development	115	108	7	227	230	(3)
Amortization of intangible assets	360	436	(76)	717	872	(155)
Goodwill impairments	—	—	—	469	—	469
Asset impairments, including loss on assets held for sale	47	1	46	195	15	180
Restructuring, integration and separation costs	9	7	2	21	11	10
Other expense, net	542	118	424	512	154	358
	2,370	1,691	679	4,618	3,455	1,163
Operating (loss) income	(270)	(27)	(243)	(491)	221	(712)
Interest income	2	2	—	4	9	(5)
Interest expense	(364)	(385)	21	(732)	(781)	49
Loss on extinguishment of debt	(45)	(27)	(18)	(50)	(51)	1
Foreign exchange and other	7	—	7	8	(13)	21
Loss before benefit from income taxes	(670)	(437)	(233)	(1,261)	(615)	(646)
Benefit from income taxes	77	112	(35)	61	138	(77)
Net loss	(593)	(325)	(268)	(1,200)	(477)	(723)
Net income attributable to noncontrolling interest	(2)	(1)	(1)	(5)	(1)	(4)
Net loss attributable to Bausch Health Companies Inc.	$(595)	$(326)	$(269)	$(1,205)	$(478)	$(727)
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Revenues
The Company’s revenues are primarily generated from product sales, principally in the therapeutic areas of eye health, GI and dermatology, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication.
Our revenues were $2,100 million and $1,664 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $436 million, or 26%. The increase was due to: (i) the net increase in volumes of $433 million primarily in our Bausch + Lomb and Salix segments, partially offset by the impacts of a quality issue at a third-party supplier, as discussed below, and (ii) the favorable impact of foreign currencies of $60 million, primarily in Europe, Asia and Canada. These increases were partially offset by: (i) a decrease in net realized pricing of $53 million, primarily in our Bausch + Lomb and Diversified Products segments and (ii) the impact of divestitures and discontinuations of $4 million. The net increase in volumes was primarily due to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, partially offset by the impact of the loss of exclusivity of certain products primarily in our Diversified Products segment.
Our 2020 revenues were most negatively impacted during our second quarter by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. Our revenues for the three months ended June 30, 2021, 2020 and 2019 were $2,100 million, $1,664 million and $2,152 million, respectively. This trend in our quarterly revenues reflects the significant impacts that the COVID-19 pandemic had on our second quarter revenues in 2020. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to our third quarter of 2020.
The year-over-year increases in our revenues for the three month periods ended June 30, 2021 and March 31, 2021 of 26% and 1%, respectively, represents a continuously improving trend over the decreases in our year-over-year revenues for the three-month periods ended June 30, 2020, September 30, 2020 and December 31, 2020 of 23%, 3% and less than 1%, respectively. At the current pace of the recovery, we anticipate that our revenues will likely return to pre-pandemic levels in 2021. However, as our revenues were most negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic during our second quarter of 2020, we expect the rate of growth for the remainder of 2021 to be lower than the year-over-year revenue growth for the six months ended June 30, 2021.
The changes in our segment revenues and segment profits, including the impacts of COVID-19 pandemic related matters for the three and six months ended June 30, 2021, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
	2021		2020
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,489	100.0%	$2,677	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	159	4.6%	137	5.1%
Returns	43	1.2%	12	0.4%
Rebates	625	17.9%	416	15.5%
Chargebacks	531	15.2%	433	16.2%
Distribution fees	55	1.6%	42	1.6%
Total provisions	1,413	40.5%	1,040	38.8%
Net product sales	2,076	59.5%	1,637	61.2%
Other revenues	24		27
Revenues	$2,100		$1,664
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 40.5% and 38.8% for the three months ended June 30, 2021 and 2020, respectively, an increase of 1.7 percentage points and includes:
•discounts and allowances as a percentage of gross product sales was lower primarily due to lower gross product sales and lower discount rates for certain generic products, such as Migranal® AG;

•returns as a percentage of gross product sales was higher primarily due to: (i) adjustments in 2020 to the return reserves to reflect actual return experience for certain products and (ii) the recall of certain Consumer products as a result of a quality issue at a third-party supplier, as discussed below;
•rebates as a percentage of gross product sales were higher primarily due to: (i) an increase in gross product sales of certain branded products with higher rebate rates such as Xifaxan®, Prolensa® and Elidel® and (ii) an increase in rebates due to the launch of Arazlo® (June 2020) and was partially offset by lower rebate rates for branded products such as Apriso®, Aplenzin® and Glumetza® SLX;
•chargebacks as a percentage of gross product sales were lower primarily due to the impact of lower chargeback rates for certain products with higher gross product sales such as Wellbutrin® and Xifaxan® partially offset by increased gross product sales and higher chargeback rates for certain products such as Glumetza® SLX, Syprine® AG and Mysoline® AG; and
•distribution service fees as a percentage of gross product sales were unchanged. No price appreciation credits were provided for the three months ended June 30, 2021 and 2020.
Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold primarily includes: manufacturing and packaging; the cost of products we purchase from third parties; royalty payments we make to third parties; depreciation of manufacturing facilities and equipment; and lower of cost or market adjustments to inventories. Cost of goods sold typically vary between periods as a result of product mix, volume, royalties, changes in foreign currency and inflation. Cost of goods sold excludes the amortization and impairments of intangible assets.
Cost of goods sold was $604 million and $482 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $122 million, or 25%. The increase was primarily driven by: (i) the net increase in volumes, as previously discussed and (ii) the unfavorable impact of foreign currencies, partially offset by lower manufacturing variances. The lower manufacturing variances were primarily due to the non-recurrence of certain variances driven by the impacts of the COVID-19 pandemic in 2020, as previously discussed, partially offset by: (i) charges related to a quality issue at a third-party supplier, as discussed below, and (ii) inflationary pressures related to certain manufacturing costs, as discussed below.
We were notified by a third-party supplier of sterilization services for our lens care solution bottles and caps at our Milan, Italy facility, of inconsistencies in the sterilization data versus certificates of conformance previously submitted to us by that supplier. Based on our internal Health and Safety Analysis, it was determined that this issue did not affect the safety or performance of any of our products and is limited to a specific number of lots for certain Consumer products within our Bausch + Lomb segment. However, out of an abundance of caution and working with the appropriate notified body and responsible health authorities, we have contained and/or recalled down to the consumer level the limited number of affected lots of products resulting in $7 million of manufacturing variances and $6 million of returns during the three months ended June 30, 2021. Further, although our Greenville, South Carolina facility increased production to support some of the demand in the near term, due to the limited availability of qualified materials, production at the Milan facility could not keep up with demand which negatively impacted our sales for the affected products in this region during the three months ended June 30, 2021. At this time, we have removed this supplier from our Approved Supplier List and qualified another sterilization supplier, who, along with an existing secondary supplier, will provide bottle sterilization, thereby allowing our Milan facility to return to full production capacity. The Company is continuing its evaluation of this issue, and it is possible that additional charges may be necessary.
As the recovery from the COVID-19 pandemic begins and businesses reopen, many companies are reporting unexpected price increases for certain costs, such as labor, materials, shipping and utilities. The increased costs have resulted in additional manufacturing variances and have had a negative impact on our contribution margins during the six months ended June 30, 2021. Through the date of this filing, we are unable to determine if these inflationary factors are transitory or should be expected over a long term.
Cost of goods sold as a percentage of product sales revenue were 29.1% and 29.4% for the three months ended June 30, 2021 and 2020, respectively, a decrease of 0.3 percentage points. Costs of goods sold as a percentage of Product sales revenue was favorably impacted by lower manufacturing variances, previously discussed, partially offset by the decrease in net realized pricing, as previously discussed.

Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs. Also included in SG&A expenses for the three and six months ended June 30, 2021 are Separation-related costs. The Company has incurred, and will incur, Separation-related costs which are incremental costs indirectly related to the B+L Separation. Separation-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification.
SG&A expenses were $685 million and $526 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $159 million, or 30%. The increase was primarily attributable to: (i) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, (ii) Separation-related costs incurred during the three months ended June 30, 2021 of $35 million and (iii) the impact of foreign currencies.
During 2020, the Company took certain profit protection measures to manage and reduce operating expenses during the COVID-19 pandemic, which resulted in year-over-year increases primarily in selling expenses and advertising and promotion expenses. These profit protection measures were successful in expanding the profit margins in many of our businesses as previously discussed. As the pace of recovery in each geography accelerates, we expect to allocate more resources to selling and other promotional activities to drive our return to sustainable revenue and profit growth. Therefore, if the recovery continues, we expect our operating expenses to increase in support of our existing products, product launches and products in development and as a result expect to see our operating expenses for the remainder of 2021 to exceed our operating expenses in 2020 for the same period.
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
R&D expenses were $115 million and $108 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $7 million, or 6%. The increase was primarily attributable to the non-recurrence of the temporary suspension in certain R&D activities and clinical trials in 2020 due to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, partially offset by the impact of rebalancing our portfolio within the Ortho Dermatologics business. R&D expenses as a percentage of Product sales were approximately 6% and 7% for the three months ended June 30, 2021 and 2020, respectively.
In 2020, certain of our R&D activities were limited and others, including new patient enrollments in clinical trials, were temporarily paused primarily during our second quarter, as most trial sites were not able to accept new patients due to government-mandated shutdowns. However, during our third quarter of 2020, many of these trial sites began to reopen and we saw the pace of new patient enrollments increase, although at this time certain of our projects are moving slower than we would like due to the impacts of the COVID-19 pandemic. As of the date of this filing, we have not had to make material changes to our development timelines and the pause in our clinical trials has not had a material impact on our operating results; however, a resurgence of the virus could result in unanticipated delays in our ability to conduct new patient enrollments and create other delays which could have a significant adverse effect on our future operating results.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $360 million and $436 million for the three months ended June 30, 2021 and 2020, respectively, a decrease of $76 million. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2021.
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
Asset impairments, including loss on assets held for sale were $47 million and $1 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $46 million. Asset impairments, including loss on assets held for sale for the three months ended June 30, 2021 were $47 million and include: (i) impairments of $25 million due to decreases in forecasted sales of a certain product line in our Diversified Products segment, (ii) an adjustment of $20 million to the loss of assets held for sale in connection with the Amoun Sale and (iii) impairments of $2 million, in aggregate, related to the discontinuance of certain product lines.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to our intangible assets.
Restructuring, Integration and Separation Costs
Restructuring, integration and separation costs were $9 million and $7 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $2 million.
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
Restructuring and integration costs were $3 million and $7 million for the three months ended June 30, 2021 and 2020, respectively. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation Costs
The Company has incurred, and will incur, costs associated with activities to effectuate the B+L Separation. These activities include: (i) separating the Bausch + Lomb business from the remainder of the Company and (ii) registering the Bausch + Lomb business as an independent publicly traded entity. Separation costs are incremental costs directly related to the B+L Separation and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for the new entity. Separation costs were $6 million and $0 for the three months ended June 30, 2021 and 2020, respectively. The Company continues to make progress toward internal objectives necessary for the B+L Separation and the extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
See Note 5, "RESTRUCTURING, INTEGRATION AND SEPARATION COSTS" to our unaudited interim Consolidated Financial Statements for further details regarding these actions.
Other Expense, Net
Other expense, net for the three months ended June 30, 2021 and 2020 consists of the following:

	Three Months Ended June 30,
(in millions)	2021	2020
Litigation and other matters	$532	$100
Acquisition-related contingent consideration	9	11
Acquired in-process research and development costs	1	7
	$542	$118

For the three months ended June 30, 2020, Litigation and other matters includes adjustments related to the investigation of the Company by the SEC respecting the Company’s former relationship with Philidor, its accounting practices and policies, its public disclosures and other matters (which investigation has now been settled) (the “SEC Investigation”) and the U.S. Securities Litigation and the Canadian Securities Litigation and related opt-outs of each. Litigation and other matters for the three months ended June 30, 2020 also includes an insurance recovery claim related to a certain litigation matter. See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements for further details regarding certain of these and other litigation matters.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt premiums, discounts and deferred issuance costs on indebtedness under our credit facilities and notes and the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company's cross-currency swaps.
Interest expense was $364 million and $385 million, and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $12 million and $17 million, for the three months ended June 30, 2021 and 2020, respectively. Interest expense for the three months ended June 30, 2021 decreased $21 million, or 5%, as compared to the three months ended June 30, 2020, primarily due to lower outstanding principal balances. The weighted average stated rate of interest as of June 30, 2021 and 2020 was 5.85% and 5.95%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $45 million and $27 million for the three months ended June 30, 2021 and 2020, respectively, primarily associated with the 2021 Refinancing Transactions and the 2020 Refinancing Transactions, respectively, as previously discussed.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other primarily includes: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts. Foreign exchange and other was a gain of $7 million and $0 for the three months ended June 30, 2021 and 2020, respectively, a favorable net change of $7 million.
Income Taxes
Benefit from income taxes was $77 million and $112 million for the three months ended June 30, 2021 and 2020, respectively, an unfavorable change of $35 million.
Our effective income tax rate for the three months ended June 30, 2021 differs from the statutory Canadian income tax rate primarily due to: (i) the tax benefit generated from our annualized mix of earnings by jurisdiction, (ii) the discrete treatment of certain tax matters, primarily related to: (a) a deduction for the accrual of legal settlements, (b) changes in uncertain tax positions, (c) tax deduction for stock compensation and (d) adjustments for book to income tax return provisions and (iii) the recording of valuation allowance on entities for which no tax benefit of losses is expected.
Our effective income tax rate for the three months ended June 30, 2020 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) tax law changes, (b) adjustments for book to income tax return provisions and (c) changes in uncertain tax positions.
See Note 16, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
In connection with the planned separation of its eye health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc., the Company has begun managing its operations in a manner consistent with the organizational structure of the separate entities as proposed by the B+L Separation. As a result, during the first quarter of

2021, the Company’s CEO, who is the Company’s Chief Operating Decision Maker, commenced managing the business differently through changes in its operating and reportable segments, which necessitated a realignment of the Company's historical segment structure. This realignment is consistent with how the Company’s CEO currently: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, effective in the first quarter of 2021, the Company operates in the following reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International Rx, (iv) Ortho Dermatologics and (v) Diversified Products. In addition, as part of this realignment of segment structure, certain products historically included in certain segments are now included in their new respective segments based on the organizational structure of the two separate entities as proposed by the B+L Separation. Prior period presentation of segment revenues and segment profits has been recast to conform to the current segment reporting structure.
The following is a brief description of the Company’s segments:
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Consumer, Surgical and Ophthalmology Rx products.
•The Salix segment consists of sales in the U.S. of GI products.
•The International Rx segment consists of sales, with the exception of sales of Bausch + Lomb products and Solta medical aesthetic devices, outside the U.S. and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical products and OTC products.
•The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta medical aesthetic devices.
•The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products and (iii) dentistry products.
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, Acquired in-process research and development costs, Restructuring, integration and separation costs and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 19, "SEGMENT INFORMATION" to our unaudited interim Consolidated Financial Statements for a reconciliation of segment profit to Income (loss) before income taxes.
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended June 30, 2021 and 2020. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021		2020		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb	$934	44%	$677	41%	$257	38%
Salix	516	24%	404	24%	112	28%
International Rx	313	15%	249	15%	64	26%
Ortho Dermatologics	137	7%	117	7%	20	17%
Diversified Products	200	10%	217	13%	(17)	(8)%
Total revenues	$2,100	100%	$1,664	100%	$436	26%

Segment Profits / Segment Profit Margins
Bausch + Lomb	$213	23%	$124	18%	$89	72%
Salix	370	72%	289	72%	81	28%
International Rx	103	33%	75	30%	28	37%
Ortho Dermatologics	61	45%	38	32%	23	61%
Diversified Products	140	70%	154	71%	(14)	(9)%
Total segment profits	$887	42%	$680	41%	$207	30%

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
Acquisitions, divestitures and discontinuations: In order to present period-over-period organic revenues (non-GAAP) on a comparable basis, revenues associated with acquisitions, divestitures and discontinuations are adjusted to include only revenues from those businesses and assets owned during both periods. Accordingly, organic revenue growth (non-GAAP) excludes from the current period, all revenues attributable to each acquisition for twelve months subsequent to the day of acquisition, as there are no revenues from those businesses and assets included in the comparable prior period. Organic revenue growth (non-GAAP) excludes from the prior period (but not the current period), all revenues attributable to each divestiture and discontinuance during the twelve months prior to the day of divestiture or discontinuance, as there are no revenues from those businesses and assets included in the comparable current period. There were no acquisitions during the twelve month period ended June 30, 2021.
The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (Non-GAAP) for the three months ended June 30, 2021 and 2020 by segment.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Bausch + Lomb	$934	$(33)	$901	$677	$(2)	$675	$226	33%
Salix	516	—	516	404	—	404	112	28%
International Rx	313	(23)	290	249	(1)	248	42	17%
Ortho Dermatologics	137	(4)	133	117	—	117	16	14%
Diversified Products	200	—	200	217	(1)	216	(16)	(7)%
Total	$2,100	$(60)	$2,040	$1,664	$(4)	$1,660	$380	23%
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment has a diversified product line with no single product group representing 10% or more of its product sales. The Bausch + Lomb segment revenue was $934 million and $677 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $257 million, or 38%. The increase was primarily attributable to: (i) an increase in volumes across all our Bausch + Lomb businesses of $243 million primarily due to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, partially offset by the impacts of a third-party supplier quality issue on the revenues of certain Consumer products, as previously discussed, and (ii) the favorable impact of foreign currencies of $33 million, primarily in Europe and Asia. These increases were partially offset by: (i) a decrease in net realized pricing of $17 million primarily due to higher sales deductions in our Ophthalmology business and (ii) the impact of divestitures and discontinuations of $2 million, related to several products. The net increase in volumes was most notable in our Surgical and Vision Care businesses, and geographically can primarily be attributable to increases in the U.S., Europe and Asia.

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
Although we experienced COVID-19 pandemic related declines in year-over-year revenues in certain products and geographies in 2021, total Bausch + Lomb segment revenues for the three months ended June 30, 2021 and March 31, 2021 increased 38% and 1%, respectively, when compared to the three months ended June 30, 2020 and March 31, 2020. At the current pace of the recovery, we anticipate that our revenues will likely return to pre-pandemic levels in 2021. However, as our revenues were most negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic during our second quarter of 2020, we expect the rate of growth for the remainder of 2021 to be lower than the year-over-year revenue growth for the three months ended June 30, 2021.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the three months ended June 30, 2021 and 2020 was $213 million and $124 million, respectively, an increase of $89 million, or 72%. The increase was primarily driven by the increase in contribution primarily attributable to: (i) the net increase in revenues, as previously discussed, and (ii) lower manufacturing variances, partially offset by higher royalties. The increase in contribution was partially offset by: (i) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, which resulted in year-over-year increases primarily in selling expenses and advertising and promotion expenses and (ii) the non-recurrence of the temporary suspension in certain R&D activities and clinical trials in 2020 due to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed.
The lower manufacturing variances were primarily due to the non-recurrence of certain variances driven by the impacts of the COVID-19 pandemic in 2020, as previously discussed, partially offset by: (i) charges related to a quality issue at a third-party supplier, previously discussed, and (ii) inflationary pressures related to certain manufacturing costs, previously discussed.
Salix Segment:
Salix Segment Revenue
The Salix segment includes our Xifaxan® product line. Revenues from our Xifaxan® products were $402 million, $315 million and $356 million for the three months ended June 30, 2021, 2020 and 2019, respectively. No other single product group represents 10% or more of the Salix segment product sales. Salix segment revenue for the three months ended June 30, 2021 and 2020 was $516 million and $404 million, respectively, an increase of $112 million, or 28%. The increase is primarily driven by: (i) an increase in volumes of $103 million primarily attributable to our Xifaxan® product and the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, and (ii) an increase in net realized pricing of $9 million primarily attributable to higher net realized pricing for our Trulance® and Apriso® products.
Although we experienced COVID-19 pandemic related declines in year-over-year revenues in certain products during 2021, year-over-year Salix segment revenues for the three months ended June 30, 2021 increased 28% and the decrease in year-over-year Salix segment revenues for the three months ended March 31, 2021 of 1% is not material. At the current pace of the recovery, we anticipate that our revenues will likely return to pre-pandemic levels in 2021. However, as our revenues were most negatively impacted by the social restrictions and other precautionary measures taken in response to the

COVID-19 pandemic during our second quarter of 2020, we expect the rate of growth for the remainder of 2021 to be lower than the year-over-year revenue growth for the three months ended June 30, 2021.
Salix Segment Profit
The Salix segment profit for the three months ended June 30, 2021 and 2020 was $370 million and $289 million, respectively, an increase of $81 million, or 28%. The increase was primarily driven by an increase in contribution primarily attributable to the net increase in revenues, as previously discussed, partially offset by the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, which resulted in year-over-year increases primarily in selling expenses and advertising and promotion expenses.
International Rx Segment:
International Rx Segment Revenue
The International Rx segment has a diversified product line with no single product group representing 10% or more of its product sales. The International Rx segment revenue was $313 million and $249 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $64 million, or 26%. The increase was primarily attributable to: (i) an increase in volumes of $48 million, primarily in Poland and (ii) the favorable impact of foreign currencies of $23 million, primarily in Europe and Asia. These increases were partially offset by: (i) a decrease in net realized pricing of $6 million and (ii) the impact of divestitures and discontinuations of $1 million. The increase in volumes is primarily due to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, partially offset by the impact of the loss of exclusivity for certain products.
Although we experienced COVID-19 pandemic related declines in year-over-year revenues in certain products and geographies in 2021, total International Rx segment revenues for the three months ended June 30, 2021 and March 31, 2021 increased 26% and 5%, respectively, when compared to the three months ended June 30, 2020 and March 31, 2020. At the current pace of the recovery, we anticipate that our revenues will likely return to pre-pandemic levels in most geographies in 2021. However, as our revenues were most negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic during our second quarter of 2020, we expect the rate of growth for the remainder of 2021 to be lower than the year-over-year revenue growth for the three months ended June 30, 2021.
International Rx Segment Profit
The International Rx segment profit for the three months ended June 30, 2021 and 2020 was $103 million and $75 million, respectively, an increase of $28 million, or 37%. The increase was primarily driven by an increase in contribution primarily attributable to: (i) the net increase in revenues, as previously discussed, and (ii) lower manufacturing variances. The increase in contribution was partially offset by the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, which resulted in year-over-year increases primarily in selling expenses and advertising and promotion expenses.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment includes the Thermage® and Jublia® product lines, which accounted for approximately 41% and 11% of the Ortho Dermatologics segment revenues for the three months ended June 30, 2021, respectively. No other single product group represents 10% or more of the Ortho Dermatologics segment revenues. The Ortho Dermatologics segment revenue for the three months ended June 30, 2021 and 2020 was $137 million and $117 million, respectively, an increase of $20 million, or 17%. The increase is a result of: (i) an increase in volume of $34 million and (ii) the favorable impact of foreign currencies of $4 million. The increases were partially offset by a decrease in net realized pricing of $18 million, as a result of higher sales deductions in our medical dermatology products. The increase in volume is primarily due to increased demand of Thermage FLX®, partially offset by the impact of generic competition as certain medical dermatology products, such as Elidel®, lost exclusivity.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the three months ended June 30, 2021 and 2020 was $61 million and $38 million, respectively, an increase of $23 million, or 61%. The increase was primarily driven by: (i) an increase in contribution primarily attributable to: (a) the net increase in revenues, as previously discussed, and (b) lower manufacturing variances and (ii) a decrease in R&D expenses due to the impact of rebalancing our portfolio within the Ortho Dermatologics business.

Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021		2020		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$63	32%	$65	30%	$(2)	(3)%
Aplenzin®	26	13%	23	11%	3	13%
Arestin®	23	12%	6	3%	17	283%
Ativan® Franchise	13	7%	7	3%	6	86%
Xenazine® Franchise	6	3%	8	4%	(2)	(25)%
Diastat® Franchise	6	3%	3	1%	3	100%
Mysoline® Franchise	6	3%	5	2%	1	20%
Ammonul®	5	3%	1	—%	4	400%
Uceris® AG	5	3%	3	1%	2	67%
Cardizem® Franchise	4	2%	4	2%	—	—%
Other product revenues	40	17%	93	43%	(53)	(57)%
Other revenues	3	2%	(1)	—%	4	(400)%
Total Diversified Products revenues	$200	100%	$217	100%	$(17)	(8)%
The Diversified Products segment revenue for the three months ended June 30, 2021 and 2020 was $200 million and $217 million, respectively, a decrease of $17 million, or 8%. The decrease was primarily driven by a decrease in net realized pricing of $21 million, primarily in our Generics business, partially offset by an increase in volume of $5 million. The increase in volume was primarily attributable the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, particularly within our Dentistry business, partially offset by the impact of generic competition as certain products in our Neurology and Other business, such as Migranal®, Cuprimine®, Syprine®, Mephyton® and Xenazine®, lost exclusivity.
Diversified Products Segment Profit
The Diversified Products segment profit for the three months ended June 30, 2021 and 2020 was $140 million and $154 million, respectively, a decrease of $14 million, or 9%. The decrease was primarily driven by a decrease in contribution primarily attributable to the net decrease in revenues, as previously discussed, offset by a decrease in royalties.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Revenues
Our revenue was $4,127 million and $3,676 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $451 million, or 12%. The increase was due to: (i) the net increase in volumes of $415 million primarily in our Bausch + Lomb, Salix, International Rx and Ortho Dermatologics segments and (ii) the favorable impact of foreign currencies of $93 million primarily in Europe, Asia and Canada. These increases were partially offset by: (i) a decrease in net realized pricing of $43 million primarily due to higher sales deductions in our Ortho Dermatologics and U.S. Ophthalmology businesses and (ii) the impact of divestitures and discontinuations of $14 million. The net increase in volumes was primarily due to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, partially offset by: (i) the impacts of a third-party supplier quality issue on the revenues of certain Consumer products, as previously discussed, and (ii) the impact of the loss of exclusivity of certain products primarily in our Diversified Products segment.
As previously discussed, at the current pace of the recovery, we anticipate that our revenues will likely return to pre-pandemic levels in 2021. However, our revenues were most negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic during our second quarter of 2020, and we therefore expect the rate of growth for the remainder of 2021 to be lower than the year-over-year revenue growth for the six months ended June 30, 2021.
The changes in our segment revenues and segment profits, including the impacts of COVID-19 pandemic related matters for the three and six months ended June 30, 2021, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021		2020
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$6,792	100.0%	$6,000	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	306	4.5%	293	4.9%
Returns	77	1.1%	54	0.9%
Rebates	1,227	18.1%	1,018	17.0%
Chargebacks	993	14.6%	917	15.2%
Distribution fees	110	1.6%	95	1.6%
Total provisions	2,713	39.9%	2,377	39.6%
Net product sales	4,079	60.1%	3,623	60.4%
Other revenues	48		53
Revenues	$4,127		$3,676
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 39.9% and 39.6% for the six months ended June 30, 2021 and 2020, respectively, an increase of 0.3 percentage points and includes:
•discounts and allowances as a percentage of gross product sales was lower primarily due to lower discount rates for certain generic products, such as Migranal® AG, Timoptic® AG, Diastat® AG and Apriso® AG;
•returns as a percentage of gross product sales was higher due to: (i) adjustments in 2020 to the return reserves to reflect actual return experience for certain products and (ii) the recall of certain Consumer products as a result of a quality issue at a third-party supplier, as previously discussed, partially offset by lower return experience for a limited number of products;
•rebates as a percentage of gross product sales were higher primarily due the impact of: (i) an increase in gross product sales of certain branded products with higher rebate rates, such as Xifaxan®, Jublia®, and Prolensa® and (ii) an increase in rebates due to the launch of Arazlo® (June 2020) and was partially offset by lower gross product sales and lower rebate rates for branded products such as Apriso®, Wellbutrin®, Duobrii® and Siliq®;
•chargebacks as a percentage of gross product sales were lower primarily due to the impact of lower chargeback rates for Wellbutrin® and Xifaxan® and certain other products and partially offset by higher chargeback rates and gross product sales for Glumetza® SLX, Syprine® AG, Mysoline® and certain other products; and
•distribution service fees as a percentage of gross product sales were unchanged. Price appreciation credits were offset against the distribution service fees we paid wholesalers and were $1 million and $4 million for the six months ended June 30, 2021 and 2020, respectively.
Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $1,168 million and $987 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $181 million, or 18%. The increase was primarily driven by: (i) the net increase in volumes, as previously discussed, and (ii) the unfavorable impact of foreign currencies. Manufacturing variances were unchanged for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, as the benefits from the non-recurrence of certain variances driven by the impacts of the COVID-19 pandemic in 2020, as previously discussed, were offset by: (i)

charges related to a quality issue at a third-party supplier, as previously discussed, and (ii) inflationary pressures related to certain manufacturing costs, as previously discussed.
Cost of goods sold as a percentage of product sales revenue was 28.6% and 27.2% for the six months ended June 30, 2021 and 2020, respectively, an increase of 1.4 percentage points. Costs of goods sold as a percentage of Product sales revenue was unfavorably impacted by the decrease in net realized pricing, as previously discussed.
Selling, General and Administrative Expenses
SG&A expenses were $1,291 million and $1,159 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $132 million, or 11%. The increase was primarily attributable to: (i) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, (ii) Separation-related costs during the six months ended June 30, 2021 of $55 million and (iii) the impact of foreign currencies.
Research and Development
R&D expenses were $227 million and $230 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of $3 million, or 1%. R&D expenses as a percentage of Product sales were approximately 6% and 6% for the six months ended June 30, 2021 and 2020, respectively.
In 2020, certain of our R&D activities were limited and others, including new patient enrollments in clinical trials, were temporarily paused primarily during our second quarter, as most trial sites were not able to accept new patients due to government-mandated shutdowns. However, during our third quarter of 2020, many of these trial sites began to reopen and we saw the pace of new patient enrollments increase, although at this time certain of our projects are moving slower than we would like due to the impacts of the COVID-19 pandemic. As of the date of this filing, we have not had to make material changes to our development timelines and the pause in our clinical trials has not had a material impact on our operating results; however, a resurgence of the virus could result in unanticipated delays in our ability to conduct new patient enrollments and create other delays which could have a significant adverse effect on our future operating results.
Amortization of Intangible Assets
Amortization of intangible assets was $717 million and $872 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of $155 million, or 18%. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2021.
Goodwill Impairments
Goodwill impairments were $469 million and $0 for the six months ended June 30, 2021 and 2020, respectively. During the three months ended March 31, 2021, management identified launches of certain Ortho Dermatologics products which were not going to achieve their trajectories as forecasted once the social restrictions associated with the COVID-19 pandemic began to ease in the U.S. and offices of health care professionals could reopen. In addition, insurance coverage pressures within the U.S. continued to persist limiting patient access to topical acne and psoriasis products. In light of these developments, during the first quarter of 2021 the Company began taking steps to: (i) redirect its R&D spend to eliminate projects it has identified as high cost and high risk, (ii) redirect a portion of its marketing and product development outside the U.S. to geographies where there is better patient access and (iii) reduce its cost structure to be more competitive. As result, during the three months ended March 31, 2021, the Company revised its long-term forecasts for the Ortho Dermatologics reporting unit. Management believed that these events were indicators that there is less headroom as of March 31, 2021 as compared to the headroom calculated on the date goodwill was last tested for impairment (October 1, 2020). Therefore, a quantitative fair value test for the Ortho Dermatologics reporting unit was performed. The quantitative fair value test utilized the Company's most recent cash flow projections as revised in the first quarter of 2021 to reflect the business changes previously discussed, including a range of potential outcomes, along with a long-term growth rate of 1.0% and a range of discount rates between 9.0% and 10.0%. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at March 31, 2021, and the Company recognized a goodwill impairment of $469 million.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to our goodwill impairment analysis.
Asset Impairments
Asset impairments, including loss on assets held for sale were $195 million and $15 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $180 million. Asset impairments, including loss on assets held for sale for the six months ended June 30, 2021 includes: (i) impairments of $96 million, in aggregate, due to decreases in forecasted sales of certain product lines, (ii) an adjustment of $88 million to the loss on assets held for sale in connection with the Amoun Sale and (iii) impairments of $11 million, in aggregate, related to the discontinuance of certain product lines. Asset impairments, including loss on assets held for sale for the six months ended June 30, 2020 include impairments of: (i) $14 million due to decreases in forecasted sales of a certain product line and (ii) $1 million, in aggregate, related to the discontinuance of certain product lines not aligned with the focus of the Company's core businesses.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to our intangible assets.
Restructuring, Integration and Separation Costs
Restructuring, integration and separation costs were $21 million and $11 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $10 million.
Restructuring and Integration Costs
Restructuring and integration costs were $6 million and $11 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of $5 million. During the six months ended June 30, 2021 these costs included: (i) $5 million of facility closure costs and (ii) $1 million of severance costs. During the six months ended June 30, 2020, these costs included: (i) $6 million of facility closure costs and (ii) $5 million of other severance costs. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation Costs
Separation costs were $15 million and $0 for the six months ended June 30, 2021 and 2020, respectively. The Company continues to make progress toward internal objectives necessary for the B+L Separation and the extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
See Note 5, "RESTRUCTURING, INTEGRATION AND SEPARATION COSTS" to our unaudited interim Consolidated Financial Statements for further details regarding these actions.
Other Expense, Net
Other expense, net for the six months ended June 30, 2021 and 2020 consists of the following:

	Six Months Ended June 30,
(in millions)	2021	2020
Litigation and other matters	$532	$123
Acquisition-related contingent consideration	—	24
Net gain on sale of assets	(23)	(1)
Acquired in-process research and development costs	3	8
	$512	$154
For the six months ended June 30, 2020, Litigation and other matters includes adjustments related to the SEC Investigation and the U.S. Securities Litigation and the Canadian Securities Litigation and related opt-outs. Litigation and other matters for the six months ended June 30, 2020 also includes an insurance recovery claim related to a certain litigation matter. See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements for further details regarding certain of these and other litigation matters.
Non-Operating Income and Expense
Interest Expense
Interest expense was $732 million and $781 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $25 million and $32 million for the six months ended June 30, 2021 and 2020, respectively. Interest expense decreased $49 million, or 6%, primarily due to lower outstanding principal balances. The weighted average stated rate of interest as of June 30, 2021 and 2020 was 5.85% and 5.95%, respectively.

Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $50 million and $51 million for the six months ended June 30, 2021 and 2020, respectively, primarily associated with the 2021 Refinancing Transactions and the 2020 Refinancing Transactions, respectively, as previously discussed.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a gain of $8 million and a loss of $13 million for the six months ended June 30, 2021 and 2020, respectively, a favorable net change of $21 million primarily due to: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Income Taxes
Benefit from income taxes was $61 million and $138 million for the six months ended June 30, 2021 and 2020, respectively, an unfavorable change of $77 million. Our effective income tax rate for the six months ended June 30, 2021 and 2020 differs from the statutory Canadian income tax rate primarily due to: (i) the tax benefit generated from our annualized mix of earnings by jurisdiction, (ii) the recording of valuation allowance on entities for which no tax benefit of losses is expected and (iii) the discrete treatment of certain tax matters, primarily related to: (a) $54 million of net income tax benefit associated with certain legal settlements, (b) changes in uncertain tax positions, (c) the release of a valuation allowance, (d) tax law changes and (e) adjustments for book to income tax return provisions.
See Note 16, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the six months ended June 30, 2021 and 2020. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021		2020		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb	$1,815	44%	$1,552	42%	$263	17%
Salix	988	24%	881	24%	107	12%
International Rx	619	15%	540	15%	79	15%
Ortho Dermatologics	278	7%	248	7%	30	12%
Diversified Products	427	10%	455	12%	(28)	(6)%
Total revenues	$4,127	100%	$3,676	100%	$451	12%

Segment Profits / Segment Profit Margins
Bausch + Lomb	$452	25%	$387	25%	$65	17%
Salix	697	71%	608	69%	89	15%
International Rx	212	34%	173	32%	39	23%
Ortho Dermatologics	131	47%	85	34%	46	54%
Diversified Products	311	73%	321	71%	(10)	(3)%
Total segment profits	$1,803	44%	$1,574	43%	$229	15%

The following table presents organic revenue (non-GAAP) and the year-over-year changes in organic revenue (non-GAAP) for the six months ended June 30, 2021 and 2020 by segment. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “Reportable Segment Revenues and Profits”.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020			Change in Organic Revenue
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Bausch + Lomb	$1,815	$(59)	$1,756	$1,552	$(4)	$1,548	$208	13%
Salix	988	—	988	881	—	881	107	12%
International Rx	619	(27)	592	540	(2)	538	54	10%
Ortho Dermatologics	278	(7)	271	248	—	248	23	9%
Diversified Products	427	—	427	455	(8)	447	(20)	(4)%
Total	$4,127	$(93)	$4,034	$3,676	$(14)	$3,662	$372	10%
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $1,815 million and $1,552 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $263 million, or 17%. The increase was primarily attributable to: (i) an increase in volumes across all our Bausch + Lomb businesses of $230 million primarily due to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, partially offset by the impacts of a third-party supplier quality issue on the revenues of certain Consumer products, as previously discussed, and (ii) the favorable impact of foreign currencies of $59 million, primarily in Europe and Asia. These increases were partially offset by: (i) a decrease in net realized pricing of $22 million primarily due to higher sales deductions in our Ophthalmology business, and (ii) the impact of divestitures and discontinuations of $4 million, related to several products. The net increase in volumes was most notably seen in our Vision care and Surgical businesses, and geographically can primarily be attributable to increases in the U.S., Europe and Asia.
As previously discussed, during 2020, the volumes of our Bausch + Lomb segment were most negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic during our second quarter of 2020. However, as governments began lifting social restrictions, the negative trend in the revenues began to level off and stabilize prior to our third quarter and continued into our fourth quarter of 2020 and first quarter of 2021.
Although we experienced COVID-19 pandemic related declines in year-over-year revenues in certain products and geographies in 2021, total Bausch + Lomb segment revenues for the three months ended June 30, 2021 and March 31, 2021 increased 38% and 1%, respectively, when compared to the three months ended March 31, 2020 and June 30, 2020. At the current pace of the recovery, we anticipate that our revenues will likely return to pre-pandemic levels in 2021. However, as our revenues were most negatively impacted by the COVID-19 pandemic during our second quarter of 2020, we expect the rate of growth for the remainder of 2021 to be lower than the year-over-year revenue growth for the three and six months ended June 30, 2021.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the six months ended June 30, 2021 and 2020 was $452 million and $387 million, respectively, an increase of $65 million, or 17%. The increase was primarily driven by the increase in contribution primarily attributable to the net increase in revenues, as previously discussed. These increases were partially offset by: (i) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, which resulted in year-over-year increases primarily in selling expenses and advertising and promotion expenses and (ii) the non-recurrence of the temporary suspension in certain R&D activities and clinical trials in 2020 due to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed.
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line. Revenues from our Xifaxan® products were $768 million, $690 million and $662 million for the six months ended June 30, 2021, 2020 and 2019, respectively. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the six months ended June 30, 2021 and 2020 was $988 million and $881 million, respectively, an increase of $107 million, or 12%. The increase was primarily attributable to increases in: (i) volume of $79 million, primarily attributable to our Xifaxan® product and to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, and (ii) net realized pricing of $28 million, primarily attributable to our Xifaxan® and Apriso® product lines, partially offset by higher sales adjustments for Glumetza® SLX.
Although we experienced COVID-19 pandemic related declines in year-over-year revenues in certain products during 2021, at the current pace of the recovery, we anticipate that our revenues will likely return to pre-pandemic levels in 2021. However, as our revenues were most negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic during our second quarter of 2020, we expect the rate of growth for the remainder of 2021 to be lower than the year-over-year revenue growth for the three and six months ended June 30, 2021.
Salix Segment Profit
The Salix segment profit for the six months ended June 30, 2021 and 2020 was $697 million and $608 million, respectively, an increase of $89 million, or 15%. The increase was primarily driven by the increase in contribution as a result of the increase in revenue, as previously discussed, partially offset by the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, which resulted in year-over-year increases primarily in selling expenses and advertising and promotion expenses.
International Rx Segment:
International Rx Segment Revenue
The International Rx segment has a diversified product line with no single product group representing 10% or more of its product sales. The International Rx segment revenue was $619 million and $540 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $79 million, or 15%. The increase was primarily attributable to: (i) an increase in volumes of $57 million and (ii) the favorable impact of foreign currencies of $27 million, primarily in Europe and Canada. These increases were partially offset by: (i) a decrease in net realized pricing of $3 million and (ii) the impact of divestitures and discontinuations of $2 million. The increase in volumes is primarily due to: (i) the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, and (ii) increased volumes in Mexico of Ivexterm®, due to its off label use as a treatment for COVID-19, and Bedoyecta®.
Although we experienced COVID-19 pandemic related declines in year-over-year revenues in certain products and geographies in 2021, total International Rx segment revenues for the three months ended June 30, 2021 and March 31, 2021 increased 26% and 5%, respectively, when compared to the three months ended March 31, 2020 and June 30, 2020. At the current pace of the recovery, we anticipate that our revenues will likely return to pre-pandemic levels in most geographies in 2021. However, as our revenues were most negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic during our second quarter of 2020, we expect the rate of growth for the remainder of 2021 to be lower than the year-over-year revenue growth for the three and six months ended June 30, 2021.
International Rx Segment Profit
The International Rx segment profit for the six months ended June 30, 2021 and 2020 was $212 million and $173 million, respectively, an increase of $39 million, or 23%. The increase was primarily driven by the increase in contribution primarily attributable to the net increase in revenues, as previously discussed.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment includes the Thermage® and Jublia® product lines, which accounted for approximately 41% and 10% of the Ortho Dermatologics segment revenues for the six months ended June 30, 2021, respectively. No other single product group represents 10% or more of the Ortho Dermatologics segment revenues. The Ortho Dermatologics segment revenue for the six months ended June 30, 2021 and 2020 was $278 million and $248 million, respectively, an increase of $30 million, or 12%. The increase was primarily attributable to: (i) an increase in volume of $53 million and (ii) the favorable impact of foreign currencies of $7 million. These increases were partially offset by a decrease in net realized pricing of $30 million, as a result of higher sales deductions in our medical dermatology products. The increase in volume was primarily due to: (i) increased demand of Thermage FLX® and (ii) the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, and were partially offset by the impact of generic competition as certain medical dermatology products, such as Elidel®, lost exclusivity.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the six months ended June 30, 2021 and 2020 was $131 million and $85 million, respectively, an increase of $46 million, or 54%. The increase is primarily due to: (i) an increase in contribution primarily attributable to: (a) the net increase in revenues, as previously discussed, and (b) lower manufacturing variances, (ii) a decrease in SG&A expenses and (iii) a decrease in R&D expenses due to the impact of rebalancing our portfolio within the Ortho Dermatologics business.
Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021		2020		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$116	27%	$123	27%	$(7)	(6)%
Aplenzin®	52	12%	49	11%	3	6%
Arestin®	46	11%	25	5%	21	84%
Ativan® Franchise	31	7%	15	3%	16	107%
Mysoline® Franchise	17	4%	10	2%	7	70%
Pepcid®	13	3%	8	2%	5	63%
Diastat® Franchise	12	3%	14	3%	(2)	(14)%
Xenazine® Franchise	12	3%	16	4%	(4)	(25)%
Librax® Franchise	9	2%	11	2%	(2)	(18)%
Uceris® AG	9	2%	12	3%	(3)	(25)%
Other product revenues	106	25%	169	37%	(63)	(37)%
Other revenues	4	1%	3	1%	1	33%
Total Diversified Products revenues	$427	100%	$455	100%	$(28)	(6)%
The Diversified Products segment revenue for the six months ended June 30, 2021 and 2020 was $427 million and $455 million, respectively, a decrease of $28 million, or 6%. The decrease was primarily driven by: (i) a decrease in net realized pricing of $16 million, (ii) the impact of divestitures and discontinuations of $8 million and (iii) a decrease in volume of $4 million. The decrease in volume was primarily attributable to the impact of generic competition as certain products in our Neurology and Other business, such as Migranal®, Syprine®, Isuprel®, Xenazine®, Cuprimine®, Demser® and Mephyton®, lost exclusivity and was partially offset by short-term benefit to our sales of Pepcid® as a result of a recall of a competitor's product.
Diversified Products Segment Profit
The Diversified Products segment profit for the six months ended June 30, 2021 and 2020 was $311 million and $321 million, respectively, a decrease of $10 million, or 3% and was primarily driven by the decrease in revenues, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
(in millions)	2021	2020	Change
Net loss	$(1,200)	$(477)	$(723)
Adjustments to reconcile net loss to net cash provided by operating activities	1,867	1,075	792
Cash provided by operating activities before changes in operating assets and liabilities	667	598	69
Changes in operating assets and liabilities	171	(137)	308
Net cash provided by operating activities	838	461	377
Net cash used in investing activities	(99)	(107)	8
Net cash used in financing activities	(631)	(1,674)	1,043
Effect of exchange rate on cash and cash equivalents	(6)	(17)	11
Net increase (decrease) in cash, cash equivalents, restricted cash and cash held for sale	102	(1,337)	1,439
Cash, cash equivalents and restricted cash, beginning of period	1,816	3,244	(1,428)
Cash, cash equivalents, restricted cash and cash and cash equivalents held for sale, end of period	$1,918	$1,907	$11
Operating Activities
Net cash provided by operating activities was $838 million and $461 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $377 million. The increase was attributable to: (i) the increase in Cash provided by operating activities before changes in operating assets and liabilities and (ii) Changes in operating assets.
Cash provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2021 and 2020 was $667 million and $598 million, respectively, an increase in cash of $69 million. The increase is primarily attributable to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, partially offset by: (i) $95 million of higher payments of accrued legal settlements during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, (ii) $53 million in payments for Separation costs and Separation-related costs during the six months ended June 30, 2021 and (iii) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, which resulted in year-over-year increases in payments primarily for selling expenses and advertising and promotion expenses.
Changes in operating assets and liabilities resulted in a net increase in cash of $171 million for the six months ended June 30, 2021 and a net decrease in cash of $137 million for the six months ended June 30, 2020 representing a net increase in cash of $308 million. During the six months ended June 30, 2021, Changes in operating assets and liabilities was positively impacted by: (i) the timing of other payments in the ordinary course of business of $254 million and (ii) an increase in accrued interest due to timing of payments of $12 million and was partially offset by: (i) an increase in trade receivables of $48 million and (ii) an increase in inventories of $47 million. During the six months ended June 30, 2020, Changes in operating assets and liabilities was negatively impacted by: (i) the timing of other payments in the ordinary course of business of $403 million and (ii) an increase in inventories of $188 million and was partially offset by: (i) the collection of trade receivables of $423 million and (ii) an increase in accrued interest due to timing of payments of $31 million.
Investing Activities
Net cash used in investing activities was $99 million for the six months ended June 30, 2021 and was primarily driven by Purchases of property, plant and equipment of $128 million partially offset by: (i) Proceeds from sale of assets and businesses, net of costs to sell of $25 million and (ii) Interest settlements from cross-currency swaps of $11 million.
Net cash used in investing activities was $107 million for the six months ended June 30, 2020 and was primarily driven by Purchases of property, plant and equipment of $141 million offset by: (i) Proceeds from sale of assets and businesses, net of costs to sell of $21 million primarily related to the receipt of a milestone payment associated with a prior divestiture and (ii) Interest settlements from cross-currency swaps of $11 million.
Financing Activities
Net cash used in financing activities was $631 million for the six months ended June 30, 2021 and was primarily driven by the repayments of debt of $2,100 million which consisted of: (i) $1,600 million of 7.00% Senior Secured Notes due 2024 as part of the 2021 Refinancing Transactions and (ii) the aggregate prepayments of $500 million of Senior Secured and Senior Unsecured Notes using cash on hand and cash generated from operations. Issuance of long-term debt, net of discounts of $1,579 million primarily includes the proceeds of $1,583 million from the issuance of $1,600 million in principal amount of 4.875% Senior Secured Notes due June 2028.
Net cash used in financing activities was $1,674 million for the six months ended June 30, 2020 and was primarily driven by the repayments of debt of $3,062 million which consisted of: (i) $1,250 million of 6.50% Senior Secured Notes due March 2022, (ii) $1,240 million of May 2023 Unsecured Notes, which was previously financed as part of the December 2019 Financing and Refinancing Transactions, which were completed in January 2020, (iii) $371 million of our June 2025 Term Loan B Facility (as defined below), (iv) $100 million of 5.50% Senior Unsecured Notes due March 2023, (v) $75 million of our November 2025 Term Loan B Facility (as defined below) and (vi) the repurchase and retirement of outstanding senior unsecured notes with an aggregate par value of $27 million in the open market, for an aggregate cost of $26 million. Issuance of long-term debt, net of discounts of $1,477 million primarily includes the proceeds of $1,481 million from the issuance of $1,500 million in principal amount of 6.25% Senior Unsecured Notes due February 2029, partially offset by $4 million in payments we made in 2020 for issuance costs associated with long-term debt issued in previous years. Payments of financing costs associated with the refinancing of certain debt was $39 million for the six months ended June 30, 2020.
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
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt or issue equity or equity-linked securities. We believe our existing cash and cash generated from operations will be sufficient to service our debt obligations through 2024.
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $23,439 million and $23,925 million as of June 30, 2021 and December 31, 2020, respectively. Aggregate contractual principal amounts due under our debt obligations were $23,685 million and $24,185 million as of June 30, 2021 and December 31, 2020, respectively, a decrease of $500 million. The decrease is attributable to the debt repayments previously discussed under "Cash Flows - Financing Activities" during the six months ended June 30, 2021.
Our prepayment and refinancing of debt over the last four years translate into lower repayments of principal over the next four years, which, in turn, we believe will permit more cash flows to be directed toward developing our core assets, identifying new product opportunities and repaying additional debt amounts. The mandatory scheduled principal repayments of our debt obligations as of June 30, 2021, were as follows:

(in millions)
2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	Total
$—	$—	$—	$291	$10,532	$1,500	$2,250	$3,612	$3,250	$1,250	$1,000	$23,685
On July 30, 2021 and August 3, 2021, the Company made aggregate payments of $600 million, to repay $469 million of its June 2025 Term Loan B Facility and $131 million of its November 2025 Term Loan B Facility, using the net proceeds from the Amoun Sale and cash on hand. On August 2, 2021, the Company redeemed $150 million aggregate principal amount of outstanding 6.125% Senior Notes due 2025 using cash on hand. These payments satisfy in full the $291 million of mandatory repayments in 2024, the $114 million of remaining mandatory repayments in 2025 and also reduces certain maturities due in 2025. As a result of these payments, there are no maturities due until 2025. The following table gives effect to these repayments and shows our mandatory scheduled principal repayments of our debt obligations as of August 3, 2021:

(in millions)
2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	Total
$—	$—	$—	$—	$10,073	$1,500	$2,250	$3,612	$3,250	$1,250	$1,000	$22,935

Additionally, on August 3, 2021, we announced we will redeem an additional $350 million in aggregate principal amount of our outstanding 6.125% Senior Notes due 2025 using cash on hand in September 2021, which has not been reflected in the table above.
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
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings. As of June 30, 2021, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 3.09% and 2.84% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2021, the aggregate remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities were $405 million through November 1, 2025.

The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of June 30, 2021, the stated rate of interest on the 2023 Revolving Credit Facility was 3.09% per annum. As of June 30, 2021, the Company had no outstanding borrowings, $53 million of issued and outstanding letters of credit and remaining availability of $1,172 million under its 2023 Revolving Credit Facility. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
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
The aggregate principal amount of our Senior Secured Notes as of June 30, 2021 and December 31, 2020 was $3,850 million and $4,250 million, respectively, a decrease of $400 million representing the prepayment of $400 million 7.00% Senior Secured Notes due 2024 using cash on hand and cash generated from operations during 2021. Further, in June 2021 as part of the 2021 Refinancing Transactions previously discussed, we accessed the credit markets and refinanced the remaining $1,600 million of existing 7.00% Senior Secured Notes due 2024 with $1,600 million of 4.875% Senior Secured Notes due 2028.
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $2,921 million and total liabilities of $2,034 million as of June 30, 2021, and revenues of $850 million and operating income of $3 million for the six months ended June 30, 2021.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.

The aggregate principal amount of our Senior Unsecured Notes as of June 30, 2021 and December 31, 2020 was $15,400 million and $15,500 million, respectively, a decrease of $100 million representing the prepayment of $100 million 6.125% Senior Unsecured Notes due 2025 using cash on hand and cash generated from operations during 2021.
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
Since 2017 through the date of this filing, the Company completed several actions which included using cash flows from operations to repay debt and refinancing debt with near-term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with the financial maintenance covenant. As of June 30, 2021, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast as adjusted for the potential impacts of the COVID-19 pandemic, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of this Form 10-Q.
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
On August 6, 2020, we announced that we intend to separate our eye health business into an independent publicly traded entity, Bausch + Lomb from the remainder of Bausch Health Companies Inc. On August 3, 2021, we announced our intention to conduct an initial public offering of our medical aesthetics business, Solta Medical. We intend to use the proceeds from the B+L Separation and the Solta IPO to repay, to the extent possible, a portion of our existing debt, thereby improving our capitalization and leverage. We believe the B+L Separation and the Solta IPO provides us with an attractive opportunity for liquidity to support the appropriate capitalization and leverage of the Bausch + Lomb entity, the Solta Medical entity and Bausch Pharma. However, management continues to consider the forms of the B+L Separation and the Solta IPO and exploring a number of alternative capitalization structures in order to properly capitalize the three entities.
As of the date of this filing, the determination of the capitalization of the three entities is evolving, and we do not have a definitive timetable to finalize the respective capital structures. Although a public offering of a portion of the Bausch + Lomb and/or the Solta Medical businesses are among the alternate capital structures being considered, this Form 10-Q does not constitute an offer of any securities of the Bausch + Lomb or Solta Medical entities for sale.
Weighted Average Interest Rate
The weighted average stated rate of interest of the Company's outstanding debt as of June 30, 2021 and December 31, 2020 was 5.85% and 6.02%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Credit Ratings
In May 2021, both Standard & Poor's and Fitch maintained our credit ratings but changed our outlook from stable to negative. As of August 3, 2021, the credit ratings and outlook from Moody's, Standard & Poor's and Fitch for certain outstanding obligations of the Company were as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
Moody’s	B2	Ba2	B3	Stable
Standard & Poor’s	B+	BB	B	Negative
Fitch	B	BB	B	Negative
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
In addition to our working capital requirements, as of June 30, 2021, we expect our primary cash requirements during the remainder of 2021 to include:
•Debt repayments—As a result of prepayments and a series of refinancing transactions we have reduced and extended the maturities of a substantial portion of our long-term debt and have no debt maturities or mandatory amortization payments due until 2025, as of the date of this filing. We expect to make interest payments of approximately $701 million during the remainder of 2021. In addition, on July 30, 2021 and August 3, 2021, the Company made aggregate payments of $600 million, to repay $469 million of its June 2025 Term Loan B Facility and $131 million of its November 2025 Term Loan B Facility, using the net proceeds from the Amoun Sale and cash on hand. On August 2, 2021, we also redeemed $150 million aggregate principal amount of our outstanding 6.125% Senior Notes due 2025, and, on August 3, 2021, we announced we will redeem an additional $350 million in aggregate principal amount of our outstanding 6.125% Senior Notes due 2025 using cash on hand in September 2021. We may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our 2023 Revolving Credit Facility to meet business needs;
•IT Infrastructure Investment—We expect to make payments of approximately $27 million for licensing, maintenance and capitalizable costs associated with our IT infrastructure improvement projects during the remainder of 2021;
•Capital expenditures—We expect to make payments of approximately $150 million for property, plant and equipment during the remainder of 2021;
•Contingent consideration payments—We expect to make contingent consideration and other development/approval/sales-based milestone payments of approximately $75 million during the remainder of 2021;
•Restructuring and integration payments—We expect to make payments of $4 million during the remainder of 2021 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through June 30, 2021;
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $7 million during the remainder of 2021; and
•Litigation Payments - In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of June 30, 2021, the Company's Consolidated Balance Sheet includes accrued current loss contingencies of $2,076 million related to matters which are both probable and reasonably estimable, of which $1,738 million, is expected to be payable during the remainder of 2021; however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. The amounts expected to be payable during the remainder of 2021 include inter alia: (i) the agreement to resolve the U.S. Securities Litigation for $1,210 million. Final court approval of this settlement was granted in January 2021 but is subject to two objectors' appeals of the Court's final approval order. The settlement resolves and discharges all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. This settlement resolves the most significant of the Company's remaining legacy legal matters and eliminates a material uncertainty regarding our Company. As of June 30, 2021, Restricted cash includes $1,210 million of payments into an escrow fund under the terms of a settlement agreement regarding the U.S. Securities Litigation; and (ii) an agreement the Company reached in principle on July 26, 2021, to resolve the class plaintiffs’ claims in the Glumetza Antitrust Litigation for $300 million, subject to a final settlement agreement and, thereafter, court approval. The settlement will resolve and discharge all claims against the Company by members of the class. As part of the proposed settlement, the Company admitted no liability as to the claims against it and denies all allegations of wrongdoing. See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements for further details of this and other matters. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.

Future Costs of Proposed B+L Separation and Proposed Solta IPO
As previously discussed, the Company has separately announced its intention to: (i) to separate its eye-health business into an independent publicly traded entity, Bausch + Lomb from the remainder of Bausch Health Companies Inc. and (ii) to conduct an initial public offering of its Solta Medical business. The Company has incurred, and will incur, costs associated with activities to effectuate the B+L Separation and expects to incur costs associated with activities to effectuate the Solta IPO. These activities include: (i) separating the Bausch + Lomb and the Solta Medical businesses from the remainder of the Company and (ii) registering the Bausch + Lomb and the Solta Medical businesses as independent publicly traded entities. Separation costs and IPO costs are incremental costs directly related to the B+L Separation and Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing new boards of directors and related board committees for the Bausch + Lomb and Solta Medical entities. The Company has also incurred, and will incur, Separation-related costs which are incremental costs indirectly related to the B+L Separation and expects to incur costs associated with activities to effectuate the Solta IPO. These costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. The Company continues to make progress toward internal objectives necessary for the B+L Separation and the Solta IPO and the extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
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
Unrecognized Tax Benefits
As of June 30, 2021, the Company had unrecognized tax benefits totaling $1,118 million, of which, $198 million is expected to be realized during the remainder of 2021, however a reliable estimate of the period in which the remaining uncertain tax positions will be payable, if ever, cannot be made.
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
At July 29, 2021, we had 358,808,755 issued and outstanding common shares. In addition, as of July 29, 2021, we had outstanding 9,300,866 stock options and 5,448,598 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 2,207,728 performance-based restricted share units that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 3,786,963 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021, and determined that there were no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2021, except for: (i) estimates and assumptions regarding the nature, timing and extent that the COVID-19 pandemic had on the Company's operations and cash flows as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements, (ii) the impact of the current year segment and reporting unit realignments had on the Company’s allocation of goodwill as discussed in Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements, (iii) the estimates associated with the fair value of Ortho Dermatologics reporting unit in testing goodwill for impairment as discussed in Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements, (iv) the impact that the COVID-19 pandemic has on the Company’s assessment of goodwill as discussed in Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements and (v) recently adopted accounting guidance as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected research and development ("R&D") and marketing spend; our expected primary cash and working capital requirements for 2021 and beyond; the Company's plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement (the "Restated Credit Agreement"), and senior notes indentures; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenues, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic; the Company’s plan to separate its eye health business, including the structure and timing of completing such separation transaction; and the proposed initial public offering of the Company’s medical aesthetics business, including the timing of such initial public offering.
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
•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the availability and effectiveness of vaccines for COVID-19, COVID-19 vaccine immunization rates, the emergence of variant strains of COVID-19, the evolving reaction of governments, private sector participants and the public to that pandemic, and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on the Company, including but not limited to its supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition and costs (which may increase) and revenue and margins (both of which may decrease);
•with respect to the proposed separation of the Company’s eye health business, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the separation transaction, the expected timing of completion of the separation transaction and its terms, the Company’s ability to complete the separation transaction considering the various conditions to the completion of the separation transaction (some of which are outside the Company’s control, including conditions related to regulatory matters and a possible shareholder vote, if applicable), that market or other conditions are no longer favorable to completing the transaction, that any shareholder, stock exchange, regulatory or other approval (if required) is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of or following the separation transaction, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from either or both of the Canada Revenue Agency and the Internal Revenue Service will be sought or obtained), potential dissynergy costs resulting from the separation transaction, the impact of the separation transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business;
•with respect to the proposed initial public offering of the Company’s Solta medical aesthetics business, the risks and uncertainties include, but are not limited to, risks relating to the expected timing of completion of such transaction and the Company’s ability to complete such transaction, that market or other conditions are no longer favorable to completing the transaction on a timely basis or at all, the receipt of (or failure to receive) the regulatory approvals required in connection with the transaction and the timing of receipt of such approvals, business disruption during the pendency of or following such transaction, diversion of management time on transaction-related issues, retention of Solta medical aesthetics management team members, the reaction of customers and other parties to such transaction, the impact of such transaction on relationships with customers, suppliers, employees and other business counterparties, and other events that could adversely impact the completion of such transaction, including industry or economic conditions outside of Bausch Health’s control. In particular, the Company can offer no assurance that any initial public offering will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
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
•our ability to comply with the financial and other covenants contained in our Restated Credit Agreement, senior notes indentures, 2023 Revolving Credit Facility and other current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, our ability to draw under our 2023 Revolving Credit Facility and restrictions on our ability to make certain investments and other restricted payments;
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
•factors impacting our ability to stabilize and reposition our Ortho Dermatologics business to generate additional value, including the success of recently launched products and the approval of pipeline products (and the timing of such approvals);
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
•the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the FDA, Health Canada, European Medicines Agency (“EMA”) and similar agencies in other countries, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;
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
•the impact of changes in federal laws and policy that may be undertaken under the Biden administration;
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
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 24, 2021, under Item 1A. “Risk Factors”, under Item 1A. “Risk Factors” of Part II of this Form 10-Q and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
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
Interest Rate Risk
As of June 30, 2021, we had $19,262 million and $4,423 million principal amount of issued fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of June 30, 2021 was $19,537 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $544 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $522 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates would have an annualized pre-tax effect of approximately $44 million in our Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Inflation Risk
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal controls over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Risk Relating to the Proposed IPO of the Solta Medical Aesthetics Business
Our plan to pursue an initial public offering of our Solta medical aesthetics business (“Solta Medical”) is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time, expense, and distraction, which could disrupt or have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
On August 3, 2021, we announced that we intend to pursue an initial public offering of Solta Medical (the “Solta IPO”). The proposed Solta IPO would establish Solta Medical as a separate publicly traded company that consists of our medical aesthetics business. The anticipated Solta IPO is subject to regulatory approvals and certain conditions, including final approval by our Board of Directors and compliance with (including completion of all necessary filings required by) U.S. securities laws and stock exchange rules. The failure to satisfy all of the required conditions could delay the completion of the Solta IPO for a significant period of time or prevent it from occurring at all.
Unanticipated developments, including disruptions to business and commerce induced by the COVID-19 pandemic, unfavorable changes in market conditions, possible delays in obtaining any necessary stock exchange, regulatory or other approval or the failure to obtain any such approvals, negotiating challenges, the uncertainty of the financial markets, changes in the law, reactions of customers and other parties, industry or economic conditions outside of the Company’s control, and other challenges in executing the Solta IPO, could delay or prevent the completion of the Solta IPO, or cause the Solta IPO to occur on terms or conditions that are different or less favorable than expected. While we anticipate that we will be able to complete the Solta IPO in the fourth quarter of 2021 or the first half of 2022, the timing will ultimately depend on satisfying the conditions described above and market conditions. Any changes to the Solta IPO or delay in completing the Solta IPO could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than expected. Further, our Board of Directors could decide, either because of a failure to satisfy conditions or because of market or other factors, to abandon the Solta IPO. No assurance can be given as to whether and when the Solta IPO will occur or whether the Solta IPO will achieve the benefits we expect. As a result, there can be no assurance as to the timing of the completion of the Solta IPO or its terms, and, the information in this Form 10-Q relating to the Solta IPO is preliminary and may change as the transaction progresses and any such change may be material. Any changes with respect to the timing of the Solta IPO or the terms and conditions on which the Solta IPO occurs could also delay the B+L Separation or cause the B+L Separation to occur on terms or conditions that are different or less favorable than expected.
Executing the Solta IPO will require significant resources, time and attention from our senior management and employees, which senior management and employees are already expending significant resources, time and attention on the B+L Separation. The Solta IPO could cause further distractions and further divert attention and resources away from other projects and the day-to-day operation of our business. We may also experience increased difficulties in attracting, retaining, and motivating management and employees during the pendency of the Solta IPO and following its completion. The Solta IPO, whether or not completed, may also have an adverse impact on our relationships with our customers, suppliers and other business counterparties. Our stock price could also fluctuate significantly in response to developments or market speculation related to the proposed Solta IPO.
We have already incurred expenses in connection with the Solta IPO, and expect that the process of completing the Solta IPO will be time-consuming and involve significant additional costs and expenses, which may not yield a discernible benefit if the Solta IPO is not completed. In addition, if the Solta IPO is not completed, we will still be required to pay certain costs and expenses incurred in connection therewith, such as legal, accounting, and other professional and advisory fees. Furthermore, the Solta IPO, if completed, may result in potential dyssynergy costs, which may be greater than we anticipate and/or may be significant.

Any of the above factors could cause the Solta IPO (or the failure to consummate the Solta IPO) to have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended June 30, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On August 3, 2021, Bausch Health Companies Inc. (“Bausch Health”) announced that in connection with the previously announced separation of its Bausch + Lomb eye health business from the remainder of Bausch Health, which is being referred to as “Bausch Pharma”, that Thomas J. Appio will be the Chief Executive Officer (“CEO”) of Bausch Pharma and Robert A. Spurr will be the President, U.S. Bausch Pharma.
Mr. Appio has been President & Co-Head of Bausch + Lomb/International since August 2018, and was previously Executive Vice President, Company Group Chairman, International from August 2016 until July 2018. Mr. Spurr has been President of Salix since May 2020, and was previously Senior Vice President, Market Access and Commercial Operations from August 2018 to May 2020. Before joining Bausch Health, he was a Vice President at Novartis Pharmaceuticals since 2012.
In connection with Mr. Appio becoming CEO of Bausch Pharma, effective September 1, 2021, his annual base salary will be $1,000,000, his annual cash incentive opportunity will be 120%, and he will receive a promotion equity grant with an aggregate value of $5,000,000, 50% in the form of restricted stock units and 50% in the form of performance stock units. In connection with Mr. Spurr becoming President, U.S. Bausch Pharma, effective September 1, 2021, his annual base salary will be $700,000, his annual cash incentive opportunity will be 80%, and he will receive a promotion equity grant with an aggregate value of $500,000, 50% in the form of restricted stock units and 50% in the form of stock options.

Item 6. Exhibits

4.1
Indenture, dated as of June 8, 2021 by and among Bausch Health Companies Inc., the guarantors party thereto, The Bank of New York Mellon, as trustee and the notes collateral agents party thereto, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021, which is incorporated by reference herein.

10.1*	Employment Agreement, dated as of June 1, 2021, by and between Bausch Health Companies Inc. and Sam Eldessouky.†
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch Health Companies Inc. (Registrant)

Date:	August 3, 2021	/s/ JOSEPH C. PAPA
Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date:	August 3, 2021	/s/ SAM ELDESSOUKY
Sam Eldessouky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
4.1
Indenture, dated as of June 8, 2021 by and among Bausch Health Companies Inc., the guarantors party thereto, The Bank of New York Mellon, as trustee and the notes collateral agents party thereto, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021, which is incorporated by reference herein.

10.1*	Employment Agreement, dated as of June 1, 2021, by and between Bausch Health Companies Inc. and Sam Eldessouky.†
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
†    Management contract or compensatory plan or arrangement.