Form 10-Q
period 2021-09-30
Bausch Health Companies Inc.
filed 2021-11-02
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 359,330,757 shares outstanding as of October 28, 2021.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to euros and references to "CAD" are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of September 30, 2021.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected research and development ("R&D") and marketing spend; our expected primary cash and working capital requirements for 2021 and beyond; the Company's plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement, as amended by the First Incremental Amendment to the Restated Credit Agreement, dated as of November 27, 2018 (the "Restated Credit Agreement"), and senior notes indentures; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenues, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic; the Company’s plan to separate its eye health business, including the structure and timing of completing such separation transaction; and the proposed initial public offering (“IPO”) of the Company’s Solta aesthetic medical device business, including the timing of such IPO.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing”, “decrease” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the availability and effectiveness of vaccines for COVID-19 (including with respect to current or future variants), COVID-19 vaccine immunization rates, the emergence of variant strains of COVID-19, the evolving reaction of governments, private sector participants and the public to that pandemic, and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on the Company, including, but not limited to, its supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition and costs (which may increase) and revenue and margins (both of which may decrease);
•with respect to the proposed separation of the Company’s eye health business, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the separation transaction, the expected timing of completion of the separation transaction and its terms (including the Company’s expectation that it will launch the IPO of the Bausch + Lomb entity as early as thirty days subsequent to the IPO of the Company’s Solta aesthetic medical device business, subject to market conditions and receipt of regulatory, stock exchange and other approvals and the Company’s expectation that the separation transaction will be completed following the expiry of customary lock-ups and achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals), the Company’s ability to complete the separation transaction considering the various conditions to the completion of the separation transaction (some of which are outside the Company’s control, including conditions related to regulatory matters and a possible shareholder vote, if applicable), that market or other conditions are no longer favorable to completing the transaction, that any shareholder, stock exchange, regulatory or other approval (if required) is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of or following the separation transaction, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from either or both of the Canada Revenue Agency and the Internal Revenue Service will be sought or obtained), potential dissynergy costs resulting from the separation transaction, the impact of the separation transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business;
•with respect to the proposed IPO of the Company’s Solta aesthetic medical device business, the risks and uncertainties include, but are not limited to, risks relating to the expected timing of completion of such transaction (including the Company’s expectation that it will launch such IPO as early as December 2021 or January 2022, subject to market conditions and receipt of regulatory, stock exchange and other approvals) and the Company’s ability to complete such transaction, that market or other conditions are no longer favorable to completing the transaction on a timely basis or at all, the receipt of (or failure to receive) any shareholder, stock exchange, regulatory and other approvals required in connection with the transaction and the timing of receipt of such approvals, business disruption during the pendency of or following such transaction, diversion of management time on transaction-related issues, retention of Solta aesthetic medical device management team members, the reaction of customers and other parties to such transaction, the impact of such transaction on relationships with customers, suppliers, employees and other business counterparties, and other events that could adversely impact the completion of such transaction, including industry or economic conditions outside of Bausch Health’s control. In particular, the Company can offer no assurance that any IPO will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
•the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including a number of pending non-class securities litigations (including certain pending opt-out actions in the U.S. related to the previously settled securities class action (which remains subject to an objector's appeal of the Court's final approval order) and certain opt-out actions in Canada relating to the recently settled class action in Canada) and purported class actions under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) (the settlement of which remains subject to final court approval) and other claims, investigations or proceedings that may be initiated or that may be asserted;
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
•compliance with the legal and regulatory requirements of our marketed products;
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
•the uncertainties associated with the acquisition and launch of new products, assets and businesses, including, but not limited to, our ability to provide the time, resources, expertise and funds required for the commercial launch of new products, the acceptance and demand for new products, and the impact of competitive products and pricing, which could lead to material impairment charges;
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

•factors impacting our ability to achieve anticipated market acceptance for our products, including acceptance of the pricing, effectiveness of promotional efforts, reputation of our products and launch of competing products;
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
•our ability to maintain strong relationships with physicians and other healthcare professionals;
•our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;
•the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting, including the proposed global minimum corporate tax rate, by the countries in which we operate;
•the actions of our third-party partners or service providers of research, development, manufacturing, marketing, distribution or other services, including their compliance with applicable laws and contracts, which actions may be beyond our control or influence, and the impact of such actions on our Company;
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
•the impact of the United States-Mexico-Canada Agreement and any potential changes to other trade agreements;
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
•any divestitures of our assets or businesses and our ability to successfully complete any such divestitures on commercially reasonable terms and on a timely basis, or at all, and the impact of any such divestitures on our Company, including the reduction in the size or scope of our business or market share, loss of revenue, any loss on
v

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
•our indemnity agreements, which may result in an obligation to indemnify or reimburse the relevant counterparty, which amounts may be material;
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
•uncertainties around the successful improvement and modification of our existing products and development of new products, which may require significant expenditures and efforts;
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
•the impacts of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and potential amendment thereof and other legislative and regulatory health care reforms in the countries in which we operate, including with respect to recent government inquiries on pricing;
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
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 24, 2021, risks in Item 1A. “Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed on August 3, 2021, and risks detailed from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 24, 2021, under Item 1A. “Risk Factors”, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed on August 3, 2021, under Item 1A. “Risk Factors” of Part II and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$690	$605
Restricted cash	1,214	1,211
Trade receivables, net	1,730	1,577
Inventories, net	1,058	1,094
Prepaid expenses and other current assets	632	855
Total current assets	5,324	5,342
Property, plant and equipment, net	1,584	1,567
Intangible assets, net	7,258	8,445
Goodwill	12,477	13,044
Deferred tax assets, net	2,266	2,137
Other non-current assets	343	664
Total assets	$29,252	$31,199
Liabilities
Current liabilities:
Accounts payable	$455	$337
Accrued and other current liabilities	4,982	4,576
Total current liabilities	5,437	4,913
Acquisition-related contingent consideration	207	216
Non-current portion of long-term debt	22,358	23,925
Deferred tax liabilities, net	513	528
Other non-current liabilities	872	1,012
Total liabilities	29,387	30,594
Commitments and contingencies (Note 18)
(Deficit) Equity
Common shares, no par value, unlimited shares authorized, 359,154,635 and 355,422,347 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10,312	10,227
Additional paid-in capital	437	454
Accumulated deficit	(9,030)	(8,013)
Accumulated other comprehensive loss	(1,923)	(2,133)
Total Bausch Health Companies Inc. shareholders’ (deficit) equity	(204)	535
Noncontrolling interest	69	70
Total (deficit) equity	(135)	605
Total liabilities and (deficit) equity	$29,252	$31,199
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Product sales	$2,088	$2,111	$6,167	$5,734
Other revenues	23	27	71	80
	2,111	2,138	6,238	5,814
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	574	578	1,742	1,565
Cost of other revenues	8	12	26	39
Selling, general and administrative	653	572	1,944	1,731
Research and development	121	103	348	333
Amortization of intangible assets	338	391	1,055	1,263
Goodwill impairments	—	—	469	—
Asset impairments, including loss on assets held for sale	18	2	213	17
Restructuring, integration, separation and IPO costs	8	2	29	13
Other (income) expense, net	(183)	18	329	172
	1,537	1,678	6,155	5,133
Operating income	574	460	83	681
Interest income	2	2	6	11
Interest expense	(351)	(374)	(1,083)	(1,155)
Loss on extinguishment of debt	(12)	—	(62)	(51)
Foreign exchange and other	3	(13)	11	(26)
Income (loss) before (provision for) benefit from income taxes	216	75	(1,045)	(540)
(Provision for) benefit from income taxes	(25)	(5)	36	133
Net income (loss)	191	70	(1,009)	(407)
Net (income) loss attributable to noncontrolling interest	(3)	1	(8)	—
Net income (loss) attributable to Bausch Health Companies Inc.	$188	$71	$(1,017)	$(407)

Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.52	$0.20	$(2.84)	$(1.15)
Diluted	$0.52	$0.20	$(2.84)	$(1.15)

Weighted-average common shares
Basic	359.6	355.6	358.5	354.7
Diluted	364.0	357.8	358.5	354.7
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$191	$70	$(1,009)	$(407)
Other comprehensive (loss) income
Foreign currency translation adjustment	(80)	20	(128)	(118)
Pension and postretirement benefit plan adjustments, net of income taxes	(1)	(1)	(1)	(2)
Other comprehensive (loss) income	(81)	19	(129)	(120)
Comprehensive income (loss)	110	89	(1,138)	(527)
Comprehensive income attributable to noncontrolling interest	(3)	(2)	(9)	(1)
Comprehensive income (loss) attributable to Bausch Health Companies Inc.	$107	$87	$(1,147)	$(528)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders' (Deficit) Equity
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders' (Deficit) Equity	Non- controlling Interest	Total (Deficit) Equity
	Shares	Amount
	Three Months Ended September 30, 2021
Balances, July 1, 2021	358.7	$10,300	$413	$(9,218)	$(2,182)	$(687)	$76	$(611)
Common shares issued under share-based compensation plans	0.5	12	(6)	—	—	6	—	6
Share-based compensation	—	—	33	—	—	33	—	33
Employee withholding taxes related to share-based awards	—	—	(3)	—	—	(3)	—	(3)
Release of foreign currency translation losses upon disposal of assets held for sale	—	—	—	—	340	340	—	340
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net income	—	—	—	188	—	188	3	191
Other comprehensive loss	—	—	—	—	(81)	(81)	—	(81)
Balances, September 30, 2021	359.2	$10,312	$437	$(9,030)	$(1,923)	$(204)	$69	$(135)

	Three Months Ended September 30, 2020
Balances, July 1, 2020	354.9	$10,217	$411	$(7,931)	$(2,223)	$474	$72	$546
Common shares issued under share-based compensation plans	0.1	2	(2)	—	—	—	—	—
Share-based compensation	—	—	27	—	—	27	—	27
Employee withholding taxes related to share-based awards	—	—	(1)	—	—	(1)	—	(1)
Noncontrolling interest distributions	—	—	—	—	—	—	(6)	(6)
Net income (loss)	—	—	—	71	—	71	(1)	70
Other comprehensive income	—	—	—	—	16	16	3	19
Balances, September 30, 2020	355.0	$10,219	$435	$(7,860)	$(2,207)	$587	$68	$655

	Nine Months Ended September 30, 2021
Balances, January 1, 2021	355.4	$10,227	$454	$(8,013)	$(2,133)	$535	$70	$605
Common shares issued under share-based compensation plans	3.8	85	(64)	—	—	21	—	21
Share-based compensation	—	—	95	—	—	95	—	95
Employee withholding taxes related to share-based awards	—	—	(48)	—	—	(48)	—	(48)
Release of foreign currency translation losses upon disposal of assets held for sale	—	—	—	—	340	340	—	340
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net (loss) income	—	—	—	(1,017)	—	(1,017)	8	(1,009)
Other comprehensive (loss) income	—	—	—	—	(130)	(130)	1	(129)
Balances, September 30, 2021	359.2	$10,312	$437	$(9,030)	$(1,923)	$(204)	$69	$(135)

	Nine Months Ended September 30, 2020
Balances, January 1, 2020	352.6	$10,172	$429	$(7,452)	$(2,086)	$1,063	$73	$1,136
Application of new accounting standard: financial instruments - credit losses	—	—	—	(1)	—	(1)	—	(1)
Common shares issued under share-based compensation plans	2.4	47	(45)	—	—	2	—	2
Share-based compensation	—	—	81	—	—	81	—	81
Employee withholding taxes related to share-based awards	—	—	(30)	—	—	(30)	—	(30)
Noncontrolling interest distributions	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	(407)	—	(407)	—	(407)
Other comprehensive (loss) income	—	—	—	—	(121)	(121)	1	(120)
Balances, September 30, 2020	355.0	$10,219	$435	$(7,860)	$(2,207)	$587	$68	$655
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(1,009)	$(407)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	1,189	1,397
Amortization and write-off of debt premiums, discounts and issuance costs	42	45
Asset impairments, including loss on assets held for sale	213	17
Goodwill impairments	469	—
Acquisition-related contingent consideration	8	26
Allowances for losses on trade receivable and inventories	51	52
Deferred income taxes	(137)	(213)
Net gain on sale of assets	(2)	(1)
Additions to accrued legal settlements	534	147
Payments of accrued legal settlements	(144)	(82)
Share-based compensation	95	81
Foreign exchange loss	8	14
Gain excluded from hedge effectiveness	(17)	(17)
Loss on extinguishment of debt	62	51
Payments of contingent consideration adjustments, including accretion	(16)	—
Other	(33)	(7)
Changes in operating assets and liabilities:
Trade receivables	(177)	67
Inventories	(62)	(178)
Prepaid expenses and other current assets	37	11
Accounts payable, accrued and other liabilities	291	(286)
Net cash provided by operating activities	1,402	717
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(191)	(222)
Payments for intangible and other assets	(9)	(3)
Purchases of marketable securities	(14)	(3)
Proceeds from sale of marketable securities	11	7
Proceeds from sale of assets and businesses, net of costs to sell	669	21
Interest settlements from cross-currency swaps	23	23
Net cash provided by (used in) investing activities	489	(177)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	1,576	1,476
Repayments of long-term debt	(3,200)	(3,162)
Proceeds from the issuances of short-term debt	—	1
Repayments of short-term debt	—	(1)
Payments of employee withholding taxes related to share-based awards	(48)	(30)
Payments of acquisition-related contingent consideration	(77)	(30)
Payments of financing costs	(48)	(39)
Other	9	(6)
Net cash used in financing activities	(1,788)	(1,791)
Effect of exchange rate changes on cash and cash equivalents	(15)	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	88	(1,256)
Cash, cash equivalents and restricted cash, beginning of period	1,816	3,244
Cash, cash equivalents and restricted cash, end of period	$1,904	$1,988
Cash and cash equivalents	$690	$977
Restricted cash	1,214	1,011
Cash, cash equivalents and restricted cash, end of period	$1,904	$1,988
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
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying unaudited Consolidated Financial Statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these notes to the unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”) on February 24, 2021. The unaudited Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited Consolidated Financial Statements for the year ended December 31, 2020, except for the new accounting guidance adopted during the period. The unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Proposed Separation of Bausch + Lomb Eye Health Business and Proposed Initial Public Offering of Solta Medical Business
On August 6, 2020, the Company announced that it intends to separate its eye health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). On August 3, 2021, the Company announced its intention to conduct an initial public offering ("IPO") of its aesthetic medical device business, Global Solta (“Solta Medical”) (the “Solta IPO"). The B+L Separation and the Solta IPO will establish three separate companies that include: (i) a fully integrated eye health company which will consist of the Company’s Bausch + Lomb Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmology Rx businesses, (ii) a global provider of aesthetic medical devices which will consist of the Company’s Solta business and (iii) a diversified pharmaceutical company which will include the Company’s Salix, International Rx, dentistry, neurology, medical dermatology and generics pharmaceutical businesses. The anticipated B+L Separation and Solta IPO are subject to regulatory approvals and certain conditions, including final approval by the Company’s Board of Directors and any shareholder vote requirements that may be applicable. These unaudited Consolidated Financial Statements do not include any adjustments to give effect to either the B+L Separation or the Solta IPO.
As of the date of the issuance of these financial statements, the Company has completed the internal objectives necessary for the B+L Separation and continues to address the internal organizational design and structure of the new Solta Medical entity which it anticipates having completed by the end of 2021. Subject to market conditions and receipt of regulatory, stock exchange and other approvals, the Company expects to launch the Solta IPO as early as December 2021 or January 2022. Subject to receipt of regulatory, stock exchange and other approvals and market conditions the Company expects to launch an IPO of the Bausch + Lomb entity as early as thirty days subsequent to the Solta IPO. The Company expects to complete the Separation of Bausch + Lomb, following the expiry of customary lock-ups and achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals. Management is also exploring various capitalization structures and the form of each transaction in order to achieve the appropriate capitalization and leverage for each of the three entities if and when the proposed transactions are complete.
Impacts of COVID-19 Pandemic
The unprecedented nature of the COVID-19 pandemic has, and continues to, adversely impact the global economy. The COVID-19 pandemic and the reactions of governments, private sector participants and the public in an effort to contain the spread of the COVID-19 virus and/or address its impacts have had significant direct and indirect effects on businesses and commerce. This includes, but is not limited to, disruption to supply chains, employee base and transactional activity, facility closures and production suspensions.

The extent to which these events may continue to impact the Company's business, financial condition, cash flows and results of operations, in particular, will depend on future developments which are highly uncertain and many of which are outside the Company's control. Such developments include the availability and effectiveness of vaccines for the COVID-19 virus, COVID-19 vaccine immunization rates, the ultimate geographic spread and duration of the pandemic, the extent and duration of a resurgence of the COVID-19 virus and variant strains thereof, such as the delta variant, new information concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have a significant adverse effect on the Company's business, financial condition, cash flows and results of operations.
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
Over the last several years, the Company has increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including, but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving the sales return experience, primarily related to branded and generic products. Sales return provisions for the nine months ended September 30, 2021 and 2020 were $94 million and $71 million, respectively, and include reductions in variable consideration for sales return provisions related to past sales of approximately $28 million and $38 million for the three months ended September 30, 2021 and 2020, respectively.

The following tables present the activity and ending balances of the Company’s variable consideration provisions for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30, 2021
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2021	$190	$575	$779	$184	$85	$1,813
Current period provisions	472	94	1,842	1,487	167	4,062
Payments and credits	(448)	(167)	(1,619)	(1,524)	(166)	(3,924)
Reserve balances, September 30, 2021	$214	$502	$1,002	$147	$86	$1,951
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $38 million and $32 million as of September 30, 2021 and January 1, 2021, respectively, which are reflected as a reduction of Trade receivables, net in the Consolidated Balance Sheets. Included as a reduction of Distribution fees in the table above are price appreciation credits of approximately $1 million during the nine months ended September 30, 2021.

	Nine Months Ended September 30, 2020
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2020	$182	$691	$927	$168	$82	$2,050
Current period provisions	457	71	1,587	1,433	149	3,697
Payments and credits	(454)	(185)	(1,605)	(1,451)	(150)	(3,845)
Reserve balances, September 30, 2020	$185	$577	$909	$150	$81	$1,902
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $33 million and $29 million as of September 30, 2020 and January 1, 2020, respectively. Included as a reduction of Distribution fees in the table above are price appreciation credits of approximately $4 million during the nine months ended September 30, 2020.
Contract Assets and Contract Liabilities
There are no contract assets for any period presented. Contract liabilities consist of deferred revenue, the balance of which is not material to any period presented.
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors.  Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the nine months ended September 30, 2021 and 2020 is as follows.

(in millions)	2021	2020
Balance, beginning of period	$39	$48
Retrospective effect of application of new accounting standard	—	1
Provision	(1)	7
Write-offs	(3)	(3)
Recoveries	2	1
Foreign exchange and other	—	(1)
Balance, end of period	$37	$53

4.ACQUISITION, LICENSING AGREEMENTS AND DIVESTITURE
Option to Purchase All Ophthalmology Assets of Allegro Ophthalmics, LLC ("Allegro")
On September 21, 2020, the Company announced that it had entered into an agreement to acquire an option to purchase all of the ophthalmology assets of Allegro (the "Option"), a privately held biopharmaceutical company focused on the development of therapies that regulate integrin functions for the treatment of ocular diseases. Among the assets to be acquired if the Option was exercised, were the worldwide rights to risuteganib (Luminate®), Allegro's lead investigational compound in retina, which is believed to simultaneously act on the angiogenic, inflammatory and mitochondrial metabolic pathways implicated in diseases such as intermediate dry Age-related Macular Degeneration. During the three months ended September 30, 2020, the Company made and expensed as acquired in-process research and development ("IPR&D") included in Other (income) expense, net, an initial upfront payment of $10 million to acquire the Option. However, on June 23, 2021, Allegro notified the Company that it did not raise the additional funding required under the option agreement. Pursuant to the terms of the option agreement, the Option thereby terminated, and the Company exercised its right to convert the $10 million upfront payment into a minor equity interest in Allegro. The Company expects that it will make no additional payments pursuant to this option agreement.
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
Divestiture of Amoun Pharmaceutical Company S.A.E. ("Amoun")
On March 31, 2021, the Company announced that it and certain of its affiliates had entered into a definitive agreement to sell all of its equity interests in Amoun for total gross consideration of approximately $740 million (including the assignment to the purchasing entity of an intercompany loan granted by the Company to Amoun), subject to certain adjustments (the “Amoun Sale”). The Amoun Sale closed on July 26, 2021. As part of the Amoun Sale, cash generated by Amoun during the period from the locked-box date of January 1, 2021 through closing was for the benefit of the purchasing entity, subject to working capital during such period. Amoun manufactures, markets and distributes branded generics of human and animal health products. The Amoun business was part of the International Rx segment (previously included within the former Bausch + Lomb/International segment) and was reclassified as held for sale as of December 31, 2020. As a result of meeting the criteria for held for sale classification, the carrying value of the Amoun business, was adjusted to its estimated fair value, less costs to sell, and the Company recognized an impairment loss of $96 million during the three months ended December 31, 2020 and an additional impairment loss of $88 million during the nine months ended September 30, 2021, included within Asset impairments, including loss on assets held for sale in the Consolidated Statements of Operations. In connection with completing the Amoun Sale, the Company recognized an additional loss of $26 million during the three months ended September 30, 2021, included within Other (income) expense, net in the Combined Statements of Operations. The total loss of $210 million includes the release of non-cash cumulative foreign currency translation losses of $340 million, which were included as part of the carrying value of the Amoun business when measuring for impairment.

Included in the Consolidated Balance Sheets as of December 31, 2020 are the following carrying amounts of the Amoun business' assets and liabilities held for sale.

(in millions)
Prepaid expenses and other current assets:		Accrued and other current liabilities:
Trade receivables, net	$91	Accounts payable	$7
Inventories, net	63	Accrued and other current liabilities	28
Prepaid expenses and other current assets	8		$35
	$162
Other non-current assets:		Other non-current liabilities:
Property, plant and equipment, net	$68	Deferred tax liabilities, net	$36
Goodwill and Intangible assets, net	245	Other non-current liabilities	21
Deferred tax assets, net	2		$57
	$315
5.RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS
Restructuring and Integration Costs
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs are expenses associated with the implementation of these cost savings programs and include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. The liability associated with restructuring and integration costs as of September 30, 2021 was $16 million.
The Company incurred $9 million and $12 million of restructuring and integration costs and made payments of $13 million and $14 million during the nine months ended September 30, 2021 and 2020, respectively.
Separation Costs, Separation-related Costs, IPO Costs and IPO-related Costs
The Company has incurred, and will incur, costs associated with activities to effectuate the B+L Separation and the Solta IPO. These activities include: (i) separating the Bausch + Lomb and Solta Medical businesses from the remainder of the Company and (ii) registering the Bausch + Lomb and Solta Medical businesses as independent publicly traded entities. Separation and IPO costs are incremental costs directly related to the B+L Separation and Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for the Bausch + Lomb and Solta Medical entities. Included in Restructuring, integration, separation and IPO costs for the nine months ended September 30, 2021 and 2020 are Separation and IPO costs of $20 million and $1 million, respectively.
The Company has also incurred, and will incur, Separation-related and IPO-related costs which are incremental costs indirectly related to the B+L Separation and Solta IPO. Separation-related and IPO-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. Included in Selling, general and administrative expenses for the nine months ended September 30, 2021 and 2020 are Separation-related and IPO-related costs of $91 million and $4 million, respectively.
The Company continues to make progress toward internal objectives necessary for the B+L Separation and Solta IPO and the extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
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

	September 30, 2021				December 31, 2020
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$157	$141	$16	$—	$41	$8	$33	$—
Restricted cash	$1,214	$1,214	$—	$—	$1,211	$1,211	$—	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$3	$—	$3	$—
Liabilities:
Acquisition-related contingent consideration	$244	$—	$—	$244	$328	$—	$—	$328
Cross-currency swaps	$19	$—	$19	$—	$70	$—	$70	$—
Foreign currency exchange contracts	$2	$—	$2	$—	$11	$—	$11	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
As of September 30, 2021, Restricted cash includes $1,210 million of payments into an escrow fund under the terms of a settlement agreement regarding certain U.S. securities litigation (which settlement agreement is subject to one objector's appeal of the final court approval of the agreement), and is reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to its short-term nature. These payments will remain in escrow until resolution of the appeals of the final court approval of the settlement agreement, as discussed in Note 18, "LEGAL PROCEEDINGS".
There were no transfers into or out of Level 3 during the nine months ended September 30, 2021.
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
The Company’s cross-currency swaps qualify for and have been designated as an accounting hedge of the foreign currency exposure of a net investment in a foreign operation and are remeasured at each reporting date to reflect changes in their fair values. The fair value is determined via a mark-to-market analysis, using observable (Level 2) inputs. These inputs may include: (i) the foreign currency exchange spot rate between the euro and U.S. dollar, (ii) the interest rate yield curves in the euro and U.S. dollar and (iii) the credit risk rating for each applicable counterparty. No portion of the cross-currency swaps was ineffective for the nine months ended September 30, 2021 and 2020.

The assets and liabilities associated with the Company's cross-currency swaps as included in the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 are as follows:

(in millions)	September 30, 2021	December 31, 2020
Other non-current liabilities	$22	$79
Prepaid expenses and other current assets	$3	$9
Net fair value	$19	$70
The following table presents the effect of hedging instruments on the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Gain (loss) recognized in Other comprehensive loss	$28	$(54)	$57	$1
Gain excluded from assessment of hedge effectiveness	$6	$6	$17	$17
Location of gain of excluded component	Interest Expense		Interest Expense
Interest settlement of the Company's cross-currency swaps occurs in February and August each year. During the nine months ended September 30, 2021 and 2020, the Company received $23 million and $23 million, respectively, in interest settlements which are reported as investing activities in the Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
In 2020 and 2021, the Company entered into foreign currency exchange contracts. As of September 30, 2021, these contracts had an aggregate outstanding notional amount of $190 million.
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

The assets and liabilities associated with the Company's foreign exchange contracts as included in the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 are as follows:

(in millions)	September 30, 2021	December 31, 2020
Accrued and other current liabilities	$2	$11
Prepaid expenses and other current assets	$1	$3
Net fair value	$1	$8
The following table presents the effect of the Company's foreign exchange contracts on the Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Gain (loss) related to changes in fair value	$2	$—	$7	$(1)
(Loss) gain related to settlements	$(5)	$3	$(14)	$(1)
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At September 30, 2021, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 18%, and a weighted average risk-adjusted discount rate of 7%. The weighted average risk-adjusted discount rate was calculated by weighting each contract's relative fair value at September 30, 2021.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in millions)	2021		2020
Balance, beginning of period		$328		$316
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$12		$17
Fair value adjustments due to changes in estimates of other future payments	(4)		9
Acquisition-related contingent consideration		8		26
Payments		(93)		(30)
Foreign currency translation adjustment included in Other comprehensive loss		1		—
Balance, end of period		244		312
Current portion included in Accrued and other current liabilities		37		37
Non-current portion		$207		$275

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a non-recurring basis:

	September 30, 2021				December 31, 2020
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Other non-current assets:
Non-current assets held for sale	$—	$—	$—	$—	$245	$—	$—	$245
Non-current assets held for sale of $245 million included in the Consolidated Balance Sheets as of December 31, 2020 were remeasured to their estimated fair values less costs to sell, which utilized Level 3 unobservable inputs.
Fair Value of Long-term Debt
The fair value of long-term debt as of September 30, 2021 and December 31, 2020 was $22,735 million and $25,378 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net consist of:

(in millions)	September 30, 2021	December 31, 2020
Raw materials	$282	$286
Work in process	133	143
Finished goods	643	665
	$1,058	$1,094
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	September 30, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$20,845	$(15,900)	$4,945	$20,890	$(14,914)	$5,976
Corporate brands	902	(455)	447	907	(404)	503
Product rights/patents	3,307	(3,147)	160	3,305	(3,055)	250
Partner relationships	160	(160)	—	169	(168)	1
Technology and other	208	(206)	2	210	(200)	10
Total finite-lived intangible assets	25,422	(19,868)	5,554	25,481	(18,741)	6,740
Acquired IPR&D not in service	6	—	6	7	—	7
Bausch + Lomb Trademark	1,698	—	1,698	1,698	—	1,698
	$27,126	$(19,868)	$7,258	$27,186	$(18,741)	$8,445
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
Asset impairments, including loss on assets held for sale for the nine months ended September 30, 2021 were $213 million and include: (i) impairments of $105 million, in aggregate, due to decreases in forecasted sales of certain product lines, (ii) an adjustment of $88 million to the loss on assets held for sale in connection with the Amoun Sale and (iii) impairments of $20 million, in aggregate, related to the discontinuance of certain product lines.
Asset impairments, including loss on assets held for sale for the nine months ended September 30, 2020 were $17 million and include impairments of: (i) $16 million, in aggregate, due to decreases in forecasted sales of certain product lines and (ii) $1 million, in aggregate, related to the discontinuance of certain product lines not aligned with the focus of the Company's core businesses.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2021 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2021	2022	2023	2024	2025	2026	Thereafter	Total
Amortization	$320	$1,169	$1,013	$891	$809	$678	$674	$5,554
Goodwill
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2021 and the year ended December 31, 2020 were as follows:

(in millions)	Bausch + Lomb/ International	Bausch + Lomb	Salix	International Rx	Ortho Dermatologics	Diversified Products	Total
Balance, January 1, 2020	$5,786	$—	$3,159	$—	$1,267	$2,914	$13,126
Assets held for sale reclassified to goodwill	18	—	—	—	—	—	18
Goodwill reclassified to Assets held for sale (Note 4)	(217)	—	—	—	—	—	(217)
Foreign exchange and other	117	—	—	—	—	—	117
Balance, December 31, 2020	5,704	—	3,159	—	1,267	2,914	13,044
Realignment of segment goodwill	(5,704)	5,395	—	887	—	(578)	—
Impairment	—	—	—	—	(469)	—	(469)
Foreign exchange and other	—	(59)	—	(53)	—	14	(98)
Balance, September 30, 2021	$—	$5,336	$3,159	$834	$798	$2,350	$12,477
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

Goodwill Impairment Assessments
In response to the COVID-19 pandemic, the Company has taken actions to protect its employees, customers and other stakeholders and to mitigate the negative impact of the COVID-19 pandemic on its operations and operating results. These and additional actions can increase the costs of doing business during the pandemic and, in the periods that follow, may include the costs of idling and reopening certain facilities in affected areas. Further, social restrictions and other precautionary measures taken by customers, health care patients and consumers in response to the pandemic are expected to impact the timing and amount of revenues during the COVID-19 pandemic.
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
During the pandemic, the public has been advised to engage in certain "social restrictions" such as: (i) remaining at home or shelter-in-place, (ii) limiting social interaction, (iii) closing non-essential businesses and (iv) postponing certain surgical and elective medical procedures in order to prioritize/conserve available health care resources. During the three months ended March 31, 2020, these factors negatively impacted, most notably, the revenues of the Company's Vision Care and Surgical businesses in Asia, where the COVID-19 pandemic originated. Beginning in March 2020, and throughout most of the second quarter of 2020, the Company experienced steeper declines in these revenues and the revenues of other businesses, as social restrictions expanded worldwide, particularly in the U.S. and Europe. Social restrictions negatively impacted the Company's revenues for contact lenses, intraocular lenses, medical devices, surgical systems and certain pre- and post-operative eye-medications of its Ophtho Rx business, aesthetic medical devices of its Global Solta business, and certain branded pharmaceutical products of its Salix, Ortho Dermatologics and Dentistry businesses, as the offices of many health care providers were closed and certain surgeries and elective medical procedures were deferred.
The Company’s 2020 revenues were most negatively impacted during its second quarter by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to the third quarter of 2020. Revenues for the nine months ended September 30, 2021 and 2020 were $6,238 million and $5,814 million, respectively. This increase of $424 million in revenue represents an improving trend over the decreases in year-over-year revenues for the three-month periods ended June 30, 2020, September 30, 2020 and December 31, 2020 of 23%, 3% and less than 1%, respectively. Presuming there continues to be increased availability of effective vaccines and any further resurgence of the COVID-19 virus, the delta variant and other variant strains thereof do not have a material adverse impact on efforts to contain the COVID-19 virus, the Company anticipates an ongoing, gradual global recovery from the macroeconomic and health care impacts of the pandemic that occurred during the first half of 2020 and anticipates that its revenues will likely return to pre-pandemic levels for many of our businesses and geographies in 2021 and for the remaining businesses and geographies in 2022. However, the rates of recovery for each business will vary by geography and will be dependent upon, among other things, the availability and effectiveness of vaccines for the COVID-19 virus, COVID-19 vaccine immunization rates, the emergence of variant strains of COVID-19, government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus or variant strains thereof and other actions taken in response to the COVID-19 pandemic.
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

March 31, 2021 Impairment to Goodwill
During the three months ended March 31, 2021, management identified launches of certain Ortho Dermatologics products which were not going to achieve their trajectories as forecasted once the social restrictions associated with the COVID-19 pandemic began to ease in the U.S. and offices of health care professionals could reopen. In addition, insurance coverage pressures within the U.S. continued to persist limiting patient access to topical acne and psoriasis products. In light of these developments, during the first quarter of 2021, the Company began taking steps to: (i) redirect its R&D spend to eliminate projects it has identified as high cost and high risk, (ii) redirect a portion of its marketing and product development outside the U.S. to geographies where there is better patient access and (iii) reduce its cost structure to be more competitive. As a result, during the three months ended March 31, 2021, the Company revised its long-term forecasts for the Ortho Dermatologics reporting unit. Management believed that these events were indicators that there is less headroom as of March 31, 2021 as compared to the headroom calculated on the date goodwill was last tested for impairment (October 1, 2020). Therefore, a quantitative fair value test for the Ortho Dermatologics reporting unit was performed. The quantitative fair value test utilized the Company's most recent cash flow projections as revised in the first quarter of 2021 to reflect the business changes previously discussed, including a range of potential outcomes, along with a long-term growth rate of 1.0% and a range of discount rates between 9.0% and 10.0%. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at March 31, 2021, and the Company recognized a goodwill impairment of $469 million.
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
June 30, 2021 and September 30, 2021 Interim Assessments of Goodwill
The Company continues to monitor the market conditions impacting the Ortho Dermatologics reporting unit. The Company's latest forecasts for the Ortho Dermatologics reporting unit include a range of potential outcomes for, among other matters: (i) the impacts of the COVID-19 pandemic on operations, (ii) the impact of the loss of exclusivity of certain products, (iii) the impact of longer launch cycles for certain new products, (iv) progress of its product pipeline and (v) ongoing pricing pressures, which could negatively impact the reporting unit's results over the long term. The changes in the amounts and timing of revenues and expenses in the latest forecast as compared to the forecast used at March 31, 2021 (the last time goodwill of the Ortho Dermatologics reporting unit was tested), were not substantial enough to materially adversely affect the recoverability of the Ortho Dermatologics reporting unit's assets and are not material enough to indicate that the fair value of the Ortho Dermatologics reporting unit might be below its carrying value as last tested at March 31, 2021.
No other events occurred or circumstances changed during the period October 1, 2020 (the earliest date goodwill was tested for all other reporting units) through September 30, 2021 that would indicate that the fair value of any reporting unit, other than the Ortho Dermatologics reporting unit, might be below its carrying value. If market conditions deteriorate, if the factors and circumstances regarding the COVID-19 pandemic escalate beyond management’s current expectations, or if the

Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and those charges could be material.
Accumulated goodwill impairment charges through September 30, 2021 were $4,180 million.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	September 30, 2021	December 31, 2020
Legal matters and related fees	$2,061	$1,672
Product rebates	964	747
Product returns	502	575
Interest	355	341
Employee compensation and benefit costs	308	316
Income taxes payable	111	158
Other	681	767
	$4,982	$4,576

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		September 30, 2021		December 31, 2020
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2023 Revolving Credit Facility	June 2023	$—	$—	$—	$—
June 2025 Term Loan B Facility	June 2025	2,829	2,767	3,298	3,220
November 2025 Term Loan B Facility	November 2025	994	984	1,125	1,112
Senior Secured Notes:
7.00% Secured Notes	March 2024	—	—	2,000	1,987
5.50% Secured Notes	November 2025	1,750	1,738	1,750	1,736
5.75% Secured Notes	August 2027	500	495	500	494
4.875% Secured Notes	June 2028	1,600	1,580	—	—
Senior Unsecured Notes:
6.125%	April 2025	2,650	2,639	3,250	3,234
9.00%	December 2025	1,500	1,481	1,500	1,478
9.25%	April 2026	1,500	1,489	1,500	1,487
8.50%	January 2027	1,750	1,754	1,750	1,755
7.00%	January 2028	750	743	750	742
5.00%	January 2028	1,250	1,237	1,250	1,236
6.25%	February 2029	1,500	1,482	1,500	1,480
5.00%	February 2029	1,000	989	1,000	988
7.25%	May 2029	750	742	750	741
5.25%	January 2030	1,250	1,237	1,250	1,235
5.25%	February 2031	1,000	989	1,000	988
Other	Various	12	12	12	12
Total long-term debt and other		$22,585	22,358	$24,185	23,925
Less: Current portion of long-term debt and other			—		—
Non-current portion of long-term debt			$22,358		$23,925
Covenant Compliance
The Senior Secured Credit Facilities (as defined below) and the indentures governing the Senior Secured Notes and Senior Unsecured Notes contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. As of September 30, 2021, the amount available for restricted payments under the "builder basket" in the Company’s most restrictive indentures (as defined by those indentures) was approximately $13,500 million (although such availability is subject to the Company's compliance with a 2.00:1.00 fixed charge coverage ratio). The 2023 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
As of September 30, 2021, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.

The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenant and may take other actions to reduce its debt levels to align with the Company’s long-term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate.
Senior Secured Credit Facilities
On June 1, 2018, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Fourth Amended and Restated Credit and Guaranty Agreement, as amended by the First Incremental Amendment to the Restated Credit Agreement, dated as of November 27, 2018 (the “Restated Credit Agreement”) with a syndicate of financial institutions and investors as lenders. The Restated Credit Agreement provides for a revolving credit facility of $1,225 million, which matures on the earlier of June 1, 2023 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and Bausch Health Americas, Inc. ("BHA") in an aggregate principal amount in excess of $1,000 million (the "2023 Revolving Credit Facility") and term loan facilities of original principal amounts of $4,565 million and $1,500 million, maturing in June 2025 (the “June 2025 Term Loan B Facility”) and November 2025 (the "November 2025 Term Loan B Facility"), respectively. Both the Company and BHA are borrowers under the 2023 Revolving Credit Facility, borrowings under which may be made in U.S. dollars, Canadian dollars or euros.
Current Description of Senior Secured Credit Facilities
Borrowings under the Senior Secured Credit Facilities in U.S. dollars bear interest at a rate per annum equal to, at the Company's option, either: (i) a base rate determined by reference to the highest of: (a) the prime rate (as defined in the Restated Credit Agreement), (b) the federal funds effective rate plus 1/2 of 1.00% or (c) the eurocurrency rate (as defined in the Restated Credit Agreement) for a period of one month plus 1.00% (or if such eurocurrency rate shall not be ascertainable, 1.00%) or (ii) a eurocurrency rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (provided, however, that the eurocurrency rate shall at no time be less than 0.00% per annum), in each case plus an applicable margin.
Borrowings under the 2023 Revolving Credit Facility in euros bear interest at a eurocurrency rate determined by reference to the costs of funds for euro deposits for the interest period relevant to such borrowing (provided, however, that the eurocurrency rate shall at no time be less than 0.00% per annum), plus an applicable margin.
Borrowings under the 2023 Revolving Credit Facility in Canadian dollars bear interest at a rate per annum equal to, at the Company's option, either: (i) a prime rate determined by reference to the higher of: (a) the rate of interest last quoted by The Wall Street Journal as the “Canadian Prime Rate” or, if The Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the Bank of Canada as its prime rate and (b) the 1 month BA rate (as defined below) calculated daily plus 1.00% (provided, however, that the prime rate shall at no time be less than 0.00%) or (ii) the bankers’ acceptance rate for Canadian dollar deposits in the Toronto interbank market (the “BA rate”) for the interest period relevant to such borrowing (provided, however, that the BA rate shall at no time be less than 0.00% per annum), in each case plus an applicable margin.
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
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings. As of September 30, 2021, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 3.08% and 2.83% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2021, there were no remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of

September 30, 2021, the stated rate of interest on the 2023 Revolving Credit Facility was 2.83% per annum. As of September 30, 2021, the Company had no outstanding borrowings, $54 million of issued and outstanding letters of credit and remaining availability of $1,171 million under its 2023 Revolving Credit Facility. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
The Restated Credit Agreement permits the incurrence of incremental credit facility borrowings up to the greater of $1,000 million and 28.5% of Consolidated Adjusted EBITDA (non-GAAP) (as defined in the Restated Credit Agreement), subject to customary terms and conditions, as well as the incurrence of additional incremental credit facility borrowings subject to a secured leverage ratio of not greater than 3.50:1.00, and, in the case of unsecured debt, a total leverage ratio of not greater than 6.50:1.00 or an interest coverage ratio of not less than 2.00:1.00.
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

Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company's outstanding debt obligations as of September 30, 2021 and December 31, 2020 was 5.91% and 6.02%, respectively.
Debt Repayments
During the nine months ended September 30, 2021, the Company repaid, excluding the impacts of the June 2021 Refinancing Transactions, $1,600 million of outstanding debt using cash on hand, cash from operations and the net proceeds from the Amoun Sale.
Maturities
Maturities of debt obligations for the remainder of 2021, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2021	$—
2022	—
2023	—
2024	—
2025	9,723
2026	1,500
Thereafter	11,362
Total debt obligations	22,585
Unamortized premiums, discounts and issuance costs	(227)
Total long-term debt and other	$22,358
During October 2021, the Company drew down, net of repayments, $290 million under its 2023 Revolving Credit Facility which was used to make deposits of approximately $300 million, in the aggregate, into escrow funds under the terms of settlement agreements regarding the Glumetza Antitrust Litigation and to make interest and other business payments. See Note 18, "LEGAL PROCEEDINGS" for further details regarding the Glumetza Antitrust Litigation.
11.PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries. Net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the nine months ended September 30, 2021 and 2020 consists of:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2021	2020	2021	2020	2021	2020
Service cost	$—	$1	$3	$2	$—	$—
Interest cost	3	4	3	3	—	1
Expected return on plan assets	(8)	(10)	(4)	(4)	—	—
Amortization of prior service credit and other	—	—	(1)	—	(2)	(2)
Amortization of net loss	$—	$—	$1	$1	$—	$—
Net periodic (benefit) cost	$(5)	$(5)	$2	$2	$(2)	$(1)
12.SHARE-BASED COMPENSATION
In May 2014, shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan was equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered 20,000,000 common shares for issuance under the 2014 Plan.
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
Approximately 11,241,000 common shares were available for future grants as of September 30, 2021. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The Company has a long-term incentive program with the objective of aligning the share-based awards granted to senior management with the Company’s focus on improving its tangible capital usage and allocation while maintaining focus on improving total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based restricted share units (“RSUs”) and performance-based RSUs. Performance-based RSUs are comprised of awards that: (i) vest upon achievement of certain share price appreciation conditions that are based on total shareholder return (“TSR”), (ii) vest upon attainment of certain performance targets that are based on the Company’s return on tangible capital (“ROTC”) and (iii) vest fully or partially upon attainment of certain goals that are linked to the B+L Separation.
The following table summarizes the components and classification of share-based compensation expenses related to stock options and RSUs for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Stock options	$4	$4	$11	$12
RSUs	29	23	84	69
	$33	$27	$95	$81

Research and development expenses	$2	$3	$7	$9
Selling, general and administrative expenses	31	24	88	72
	$33	$27	$95	$81

Share-based awards granted for the nine months ended September 30, 2021 and 2020 consist of:

	2021	2020
Stock options
Granted	1,497,000	2,269,000
Weighted-average exercise price	$32.44	$24.74
Weighted-average grant date fair value	$11.11	$6.60
Time-based RSUs
Granted	3,119,000	3,084,000
Weighted-average grant date fair value	$31.93	$22.05
TSR performance-based RSUs
Granted	400,000	425,000
Weighted-average grant date fair value	$56.04	$26.13
ROTC performance-based RSUs
Granted	413,000	472,000
Weighted-average grant date fair value	$31.72	$27.05
B+L Separation performance-based RSUs
Granted	222,000	—
Weighted-average grant date fair value	$28.49	$—
As of September 30, 2021, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $143 million, which will be amortized over a weighted-average period of 1.75 years.
13.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	September 30, 2021	December 31, 2020
Foreign currency translation adjustment	$(1,875)	$(2,077)
Pension and postretirement benefit plan adjustments, net of income taxes	(48)	(56)
	$(1,923)	$(2,133)
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
14.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Product related research and development	$114	$95	$328	$309
Quality assurance	7	8	20	24
	$121	$103	$348	$333

15.OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Litigation and other matters	$(212)	$4	$320	$127
Acquisition-related contingent consideration	8	2	8	26
Loss (gain) on sale of assets, net	21	—	(2)	(1)
Acquired in-process research and development costs	—	12	3	20
	$(183)	$18	$329	$172
Litigation and other matters for the nine months ended September 30, 2021, includes adjustments related to the Glumetza Antitrust Litigation, partially offset by insurance recoveries of $213 million related to certain litigation matters. See Note 18, "LEGAL PROCEEDINGS" for further details regarding these and other litigation matters.
Litigation and other matters for the nine months ended September 30, 2020, includes adjustments related to the investigation of the Company by the SEC respecting the Company’s former relationship with Philidor Rx Services, LLC ("Philidor"), its accounting practices and policies, its public disclosures and other matters (which investigation has now been settled) (the “SEC Investigation”) and the U.S. Securities Litigation and the Canadian Securities Litigation and related opt-outs of each. Litigation and other matters also includes an insurance recovery related to a certain litigation matter. See Note 18, "LEGAL PROCEEDINGS" for further details regarding certain of these and other litigation matters.
Loss (gain) on sale of assets, net for the nine months ended September 30, 2021, includes $25 million related to the achievement of a milestone related to a certain product and a $26 million loss upon completion of the Amoun Sale during the three months ended September 30, 2021. See Note 4, "ACQUISITION, LICENSING AGREEMENTS AND DIVESTITURE" for additional details regarding the Amoun Sale.
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
Benefit from income taxes for the nine months ended September 30, 2021 was $36 million and included: (i) $34 million of income tax benefit for the Company's ordinary loss for the nine months ended September 30, 2021 and (ii) $2 million of net income tax benefit for discrete items, which includes: (a) $54 million of net income tax benefit associated with certain legal settlements, (b) a $46 million tax provision related to potential and recognized withholding tax on intercompany dividends, (c) an $11 million tax provision recognized for changes in uncertain tax positions, (d) an $8 million tax benefit related to a deduction for stock compensation and (e) a $3 million tax provision associated with filing certain tax returns.
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
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made except that, as a result of the 2018 adoption of guidance regarding intra-entity transfers, any change in valuation allowance surrounding the adoption of the intra-entity transfer resulting from this adoption was recorded within equity. The valuation allowance against deferred tax assets was $2,218 million and $2,252 million as of September 30, 2021 and December 31, 2020, respectively. The decrease was primarily due to changes in uncertain tax positions. The Company will continue to assess the need for a valuation allowance on a go-forward basis.

On October 8, 2021, the Organisation for Economic Co-operation and Development ("OECD")/G20 inclusive framework on Base Erosion and Profit Shifting (the "Inclusive Framework") published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The Inclusive Framework plan has now been agreed to by 136 OECD members, including several countries which did not agree to the initial plan. Under pillar one, taxing rights over multinational businesses with global turnover above €20 billion and a profit margin above 10% will generally be re-allocated to permit market countries to include market countries. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must now be implemented by the OECD Members who have agreed to the plan, effective in 2023. The Company will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. While the Company is unable to predict when and how the Inclusive Framework agreement will be enacted into law in these countries, it is possible that the implementation of the Inclusive Framework agreement, including the global minimum corporate tax rate could have a material effect on the Company's liability for corporate taxes and the Company's consolidated effective tax rate.
As of September 30, 2021 and December 31, 2020, the Company had $1,117 million and $1,025 million of unrecognized tax benefits, which included $53 million and $49 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of September 30, 2021, $550 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at September 30, 2021 could decrease by approximately $194 million in the next 12 months as a result of the resolution of certain tax audits and other events.
The Company continues to be under examination by the Canada Revenue Agency. The Company’s position as of September 30, 2021 with regard to proposed audit adjustments was updated to reflect an updated assessment received for 2014 which would primarily result in a loss of tax attributes that are subject to a full valuation allowance.
In 2017, the Company undertook an internal restructuring in the form of what is commonly known as a Granite Trust transaction, which resulted in a recorded capital loss (the “2017 capital loss”). In the U.S., the 2014 tax year remains open to the extent of the portion of the 2017 capital loss carried back to that year. The Internal Revenue Service ("IRS") is continuing its examination of the Company’s annual tax filings for 2015 and 2016 and the Company’s short period tax return for the period ended September 8, 2017, which was filed as a result of the Company’s internal restructuring efforts during 2017. Recently, the Company has received a notice of proposed adjustment from the IRS that would disallow the 2017 capital loss. To date, the Company has not received an assessment from the IRS but expects to receive a notice of proposed tax deficiency. The Company intends to contest any proposed tax deficiency through the IRS administrative appeals process, and if necessary, appropriate litigation. If the Company were ultimately unsuccessful in defending its position, and all or a substantial portion of the 2017 capital loss deduction were disallowed, the Company estimates, in a worst case scenario, that it could be liable for additional income taxes (excluding penalties and interest) of up to $2,100 million, which could have an adverse effect on the Company’s financial condition and results of operations. The Company intends to vigorously defend its position, including through appropriate litigation, if necessary, and ultimately believes it will sustain its deduction of the 2017 capital loss, and, accordingly, no income tax provision has been recorded.
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

17.EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Bausch Health Companies Inc. were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Net income (loss) attributable to Bausch Health Companies Inc.	$188	$71	$(1,017)	$(407)
Basic weighted-average common shares outstanding	359.6	355.6	358.5	354.7
Diluted effect of stock options and RSUs	4.4	2.2	—	—
Diluted weighted-average common shares outstanding	$364.0	$357.8	$358.5	$354.7
Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.52	$0.20	$(2.84)	$(1.15)
Diluted	$0.52	$0.20	$(2.84)	$(1.15)
During the nine months ended September 30, 2021 and 2020, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 5,221,000 and 3,144,000 common shares for the nine months ended September 30, 2021 and 2020, respectively.
During the three and nine months ended September 30, 2021, time-based RSUs, performance-based RSUs and stock options to purchase approximately 3,103,000 and 3,453,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and nine months ended September 30, 2021, an additional 156,000 performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met. During the three and nine months ended September 30, 2020, time-based RSUs, performance-based RSUs and stock options to purchase approximately 10,489,000 and 10,604,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
18.LEGAL PROCEEDINGS
From time to time, the Company becomes involved in various legal and administrative proceedings, which include product liability, intellectual property, commercial, tax, antitrust, governmental and regulatory investigations, related private litigation and ordinary course employment-related issues. From time to time, the Company also initiates actions or files counterclaims. The Company could be subject to counterclaims or other suits in response to actions it may initiate. The Company believes that the prosecution of these actions and counterclaims is important to preserve and protect the Company, its reputation and its assets. Certain of these proceedings and actions are described in Note 20, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021. Except as described below, there have been no material updates or developments with respect to any such proceedings or actions during the nine months ended September 30, 2021.
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of September 30, 2021, the Company's Consolidated Balance Sheets includes accrued current loss contingencies of $2,061 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.

Governmental and Regulatory Inquiries
As referenced above, during the three months ended September 30, 2021, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Governmental and Regulatory Inquiries” in Note 20, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021. These matters include:
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
On December 16, 2019, the Company announced that it had agreed to settle, subject to final court approval, the consolidated securities class action filed in the U.S. District Court for the District of New Jersey (In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658). On January 31, 2021, the District Court issued an order granting final approval of this settlement. On February 4, 2021, Timber Hill LLC filed a notice of appeal of the Court’s final approval order, which overruled its objections to the allocation of settlement proceeds as between common stock and options. On March 1, 2021, Cathy Lochridge filed a notice of appeal of the Court’s final approval order, which overruled her objections as to the attorneys’ fees awarded to class counsel. On October 14, 2021, Timber Hill dismissed its appeal of the final approval order.
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
On February 3, 2020, the Quebec Superior Court granted the applications of CalSTRS and BlackRock for leave to pursue their respective actions asserting claims under the Quebec Securities Act. On June 16, 2020, the Quebec Court of Appeal granted the defendants leave to appeal that decision. The appeal was heard on September 29, 2021 and, by judgment dated October 29, 2021, the appeals were dismissed.
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
RICO Class Actions
Between May 27, 2016 and September 16, 2016, three actions were filed in the U.S. District Court for the District of New Jersey against the Company and various third-parties (these actions were subsequently consolidated), alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third-party payors that paid claims submitted by Philidor for certain Company-branded drugs between January 2, 2013 and November 9, 2015.  The consolidated complaint alleges, among other things, that the defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding: (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription.  The complaint further alleges that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute. On August 4, 2021, the Company executed a stipulation of settlement for this action and, on August 17, 2021, the Court preliminarily approved the settlement. A final approval hearing is scheduled for December 2, 2021.
Insurance Coverage Lawsuit
On December 7, 2017, the Company filed a lawsuit against its insurance companies that issued insurance policies covering claims made against the Company, its subsidiaries, and its directors and officers during two distinct policy periods, (i) 2013-14 and (ii) 2015-16. The lawsuit is currently pending in the United States District Court for the District of New Jersey (Valeant Pharmaceuticals International, Inc., et al. v. AIG Insurance Company of Canada, et al.; 3:18-CV-00493). In the lawsuit, the Company seeks coverage for: (i) the costs of defending and resolving claims brought by former shareholders and debtholders of Allergan, Inc. in In re Allergan, Inc. Proxy Violation Securities Litigation and Timber Hill LLC, individually and on behalf of all others similarly situated v. Pershing Square Capital Management, L.P., et al. (the “Allergan Securities Litigation”) (under the 2013-2014 coverage period), and (ii) costs incurred and to be incurred in connection with the securities class actions and opt-out cases described in this section and the SEC Investigation and certain of the other investigations described under “Complete or Inactive Matters” in Note 20, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021 and under “Governmental and Regulatory Inquiries” and “Complete or Inactive Matters” in Note 21, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial

Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and the CSA on February 19, 2020 (under the 2015-2016 coverage period).
On July 20, 2021, the Company entered into settlement agreements with the insurers in the 2015-2016 coverage period in which the Company agreed to resolve its claims for insurance coverage in connection with the U.S. Securities Litigation and the Canadian Securities Litigation and related opt-out litigation and related investigations matters described above. On that same day, the Company entered into settlement agreements with two of its insurers in the 2013-2014 coverage period in which the Company agreed to resolve its claims against those two insurers only for insurance coverage in connection with the Allergan Securities Litigation. As a result of all of the settlement agreements entered into with the insurers on July 20, 2021, the Company has received an aggregate sum of $213 million. The Company’s insurance claims with respect to the Allergan Securities Litigation against the remaining insurers in the 2013-2014 coverage period remain pending.
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
Plaintiffs asserted claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor. The consolidated complaint also asserted a claim for contribution and indemnification by the Defendants for any liability the Company ultimately faces as a result of the conduct alleged in the complaint. The claims alleged in these cases were based on the same purported conduct that is at issue in In re Valeant Pharmaceuticals International, Inc. Securities Litigation, all of which occurred prior to 2017. On April 21, 2020, the Defendants filed a motion to dismiss the consolidated amended complaint. Briefing on this motion concluded on August 3, 2020. On November 24, 2020, the Special Master appointed by the Court issued a report recommending that the motion to dismiss be granted in full. On September 20, 2021, the District Court adopted the report and recommendation of the Special Master and dismissed the action.
Other Securities and RICO Class Actions and Related Matters
As referenced above, during the three months ended September 30, 2021, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Securities and RICO Class Actions and Related Matters” in Note 20, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021. Such matters include:
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
These actions were consolidated and coordinated in In re Glumetza Antitrust Litigation, Case No. 3:19-cv-05822-WHA (the “In re Glumetza Antitrust Litigation”). The lawsuits alleged that a 2012 settlement of a patent litigation regarding Glumetza® delayed generic entry in exchange for an agreement not to launch an authorized generic of Glumetza® or grant any other company a license to do so. The complaints alleged that the settlement agreement resulted in higher prices for Glumetza® and its generic equivalent both prior to and after generic entry. Both the class and non-class plaintiffs sought damages under federal antitrust laws for claims based on direct purchases.
On February 8, 2021, the insurer plaintiff filed an action asserting its indirect (state law) claims in the Superior Court of Alameda County, California against the Company and others (the “State Court Action”). Defendants’ demurrer in the State Court Action was heard on September 22, 2021.
On July 26, 2021, the Company reached an agreement in principle and, thereafter, on September 14, 2021, executed a final settlement agreement to resolve the class plaintiffs’ claims for $300 million, subject to court approval. On August 1, 2021, the Company also reached an agreement in principle to resolve the non-class direct purchaser plaintiffs’ claims, described above, for additional consideration. A final settlement agreement with the non-class direct purchaser plaintiffs was executed on August 6, 2021. As part of the settlements, the Company admitted no liability as to the claims against it and denied all allegations of wrongdoing. On September 20, 2021, the insurer plaintiff voluntarily dismissed its claims in the consolidated federal action. By stipulation, the insurer plaintiff has asserted its direct opt-out claims in the State Court Action, resulting in the consolidation of all of its opt-out claims in the State Court Action.
On September 22, 2021, the court granted preliminary approval of the class settlement agreement and vacated the October 2021 trial date and all other pre-trial deadlines in the consolidated actions. A final settlement approval hearing is scheduled for January 20, 2022. Subject to final approval of the class settlement, the settlements will resolve and discharge all asserted class and direct purchaser non-class claims against the Company in the In re Glumetza Antitrust Litigation.
Generic Pricing Antitrust Litigation
The Company’s subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16- F-18 MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which have been brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, States, and various Counties, Cities, and Towns, have been consolidated into the MDL. There are also additional, separate complaints which have been consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. There are cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed in the cases. The cases have been or, the Company anticipates, will be put in deferred status. The Company disputes the claims against it and continues to defend itself vigorously.
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
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Xifaxan® 550mg, Uceris®, Bryhali®, Duobrii®, Lumify®, and Trulance® in the United States, or other similar suits.
On February 17, 2020, the Company and Alfasigma S.p.A. ("Alfasigma") received a Notice of Paragraph IV Certification from Norwich Pharmaceuticals Inc. (“Norwich”), in which Norwich asserted that the U.S. patents listed in the FDA's Orange Book for the Company’s Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Norwich. The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Norwich’s ANDA for rifaximin tablets, 550 mg. Xifaxan® is protected by 26 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. A 3-day bench trial is scheduled to begin March 21, 2022. The Company remains confident in the strength of the Xifaxan® patents and will continue to vigorously pursue this matter and defend its intellectual property.
On July 23, 2020, the Company received a Notice of Paragraph IV Certification from Perrigo Israel Pharmaceuticals, Ltd. (now Padagis LLC) (“Padagis”), in which Padagis asserted that certain U.S. patents, each of which is listed in the FDA's Orange Book for Duobrii® (halobetasol propionate and tazarotine) lotion, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Padagis’ generic lotion, for which an ANDA has been filed by Padagis. On August 28, 2020, the Company filed suit against Padagis pursuant to the Hatch-Waxman Act, alleging infringement by Padagis of one or more claims of the Duobrii® Patents, thereby triggering a 30-month stay of the approval of the Padagis ANDA. On September 3, 2020, this action was consolidated with the action between the Company and Padagis described below, regarding Padagis’ ANDA for generic Bryhali® (halobetasol propionate) lotion. The Company remains confident in the strength of the Duobrii® related patents and will vigorously defend its intellectual property.
On March 20, 2020, the Company received a Notice of Paragraph IV Certification from Padagis, in which Padagis asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Bryhali® (halobetasol propionate) lotion, 0.01% are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Padagis’ generic halobetasol propionate lotion, for which an ANDA has been filed by Padagis. On May 1, 2020, the Company filed suit against Padagis pursuant to the Hatch-Waxman Act, alleging infringement by Padagis of one or more claims of the Bryhali® Patents, thereby triggering a 30-month stay of the approval of the Padagis ANDA for halobetasol propionate lotion. On September 3, 2020, this action was consolidated with the action between the Company and Padagis described above, regarding Padagis’ ANDA for generic Duobrii® (halobetasol propionate and tazarotine) lotion. The Company remains confident in the strength of the Bryhali® Patents and intends to vigorously pursue this matter and defend its intellectual property.
In April 2021, the Company commenced litigation against MSN Laboratories Private Ltd. (“MSN”) and Mylan Pharmaceuticals Inc., (“Mylan”) alleging patent infringement by MSN’s and Mylan’s filing of their ANDA for generic Trulance® (plecanatide) 3mg tablets. This suit had been filed following receipt of a Notice of Paragraph IV Certification from each of MSN and Mylan, in which they had each asserted that the U.S. patents listed in the FDA's Orange Book for the Company’s Trulance® tablets, 3 mg, were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of their respective generic plecanatide tablets, 3 mg. The filing of these suits triggered a 30-month stay of the approval of the MSN and Mylan ANDAs for plecanatide tablets. The Company remains confident in the strength of the Trulance® patents and intends to vigorously pursue this matter and defend its intellectual property.
In September 2021, the Company commenced litigation against Slayback Pharma LLC and Slayback Pharma India LLP (together, “Slayback”) alleging patent infringement by Slayback Pharma LLC’s filing of its ANDA No. 216361, referencing Lumify® (0.025% brimonidine tartrate ophthalmic solution). This suit had been filed following receipt of a Notice of Paragraph IV Certification from Slayback Pharma LLC, in which it had asserted that the U.S. patents listed in the FDA's Orange Book for the Company’s Lumify® brimonidine tartrate ophthalmic solution, were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of its generic brimonidine tartrate solution. The filing of this suit triggered a 30-month stay of the approval of the Slayback ANDA for its brimonidine tartrate solution. The Company remains confident in the strength of the Lumify® related patents and intends to vigorously defend its intellectual property.
In addition, patents covering the Company's branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review ("IPR") at the U.S. Patent & Trademark Office. The proceedings operate under different standards from district court proceedings, and are often completed within 18 months of institution.  IPR challenges have been brought against patents covering the Company's branded pharmaceutical products.  For example, following Acrux DDS’s IPR petition, the U.S. Patent and Trial Appeal Board ("PTAB"), in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia® (U.S. Patent No. 7,214,506 (the "‘506 Patent")) and, on June 6, 2018, issued a written determination invalidating such patent. An appeal of this decision was filed on August 7, 2018. On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings. As a result of a settlement, a joint motion to terminate the proceedings was filed on November 12, 2020 and, on January 8, 2021, the PTAB granted this motion. The ‘506 Patent, therefore, remains valid and enforceable and expires in 2026. Jublia® is covered by fourteen Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2028 through 2035. In August and September 2018, the Company received notices of the filing of a number of ANDAs with paragraph IV certification, and has timely filed patent infringement suits against these ANDA filers, and, in addition, the Company has also commenced certain patent infringement proceedings in Canada against three separate defendants. All cases in Canada and the U.S. regarding Jublia® have been settled.
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
General Civil Actions
California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. The Company filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief; Appellees' response briefs were filed on October 8, 2021.
The Company and Bausch Health US dispute the claims against them and intend to defend this lawsuit vigorously.
Other General Civil Actions
As referenced above, during the three months ended September 30, 2021, there have been no material updates or developments with respect to certain proceedings or actions as described under “General Civil Actions” in Note 20, “LEGAL PROCEEDINGS,” to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021. These matters include:
California Proposition 65 Related Matter
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
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas summary judgment on its counterclaims against Plaintiff and dismissing Plaintiff’s claims against it. The motion was fully briefed as of May 2021 and remains pending. Bausch Health Americas disputes the claims against it and will continue to defend itself vigorously.
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
•The International Rx segment consists of sales, with the exception of sales of Bausch + Lomb products and Solta aesthetic medical devices, outside the U.S. and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical products and OTC products.
•The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta aesthetic medical devices.
•The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products and (iii) dentistry products.
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, Acquired in-process research and development costs, Restructuring, integration, separation and IPO costs and Other (income) expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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

Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Revenues:
Bausch + Lomb	$949	$916	$2,764	$2,468
Salix	527	496	1,515	1,377
International Rx	271	308	890	848
Ortho Dermatologics	140	143	418	391
Diversified Products	224	275	651	730
	$2,111	$2,138	$6,238	$5,814
Segment profits:
Bausch + Lomb	$247	$274	$699	$661
Salix	377	360	1,074	968
International Rx	92	104	304	277
Ortho Dermatologics	64	69	195	154
Diversified Products	161	207	472	528
	941	1,014	2,744	2,588
Corporate	(186)	(141)	(566)	(442)
Amortization of intangible assets	(338)	(391)	(1,055)	(1,263)
Goodwill impairments	—	—	(469)	—
Asset impairments, including loss on assets held for sale	(18)	(2)	(213)	(17)
Restructuring, integration, separation and IPO costs	(8)	(2)	(29)	(13)
Other income (expense), net	183	(18)	(329)	(172)
Operating income	574	460	83	681
Interest income	2	2	6	11
Interest expense	(351)	(374)	(1,083)	(1,155)
Loss on extinguishment of debt	(12)	—	(62)	(51)
Foreign exchange and other	3	(13)	11	(26)
Income (loss) before (provision for) benefit from income taxes	$216	$75	$(1,045)	$(540)

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

(in millions)	Bausch + Lomb	Salix	International Rx	Ortho Dermatologics	Diversified Products	Total
	Three Months Ended September 30, 2021
Pharmaceuticals	$120	$525	$61	$62	$173	$941
Devices	396	—	—	73	—	469
OTC	365	—	41	—	3	409
Branded and Other Generics	61	—	161	—	47	269
Other revenues	7	2	8	5	1	23
	$949	$527	$271	$140	$224	$2,111

	Three Months Ended September 30, 2020
Pharmaceuticals	$137	$494	$64	$65	$216	$976
Devices	360	—	—	72	—	432
OTC	341	—	31	—	2	374
Branded and Other Generics	71	—	204	—	54	329
Other revenues	7	2	9	6	3	27
	$916	$496	$308	$143	$275	$2,138

	Nine Months Ended September 30, 2021
Pharmaceuticals	$379	$1,509	$187	$186	$514	$2,775
Devices	1,175	—	—	218	—	1,393
OTC	1,010	—	98	—	7	1,115
Branded and Other Generics	180	—	579	—	125	884
Other revenues	20	6	26	14	5	71
	$2,764	$1,515	$890	$418	$651	$6,238

	Nine Months Ended September 30, 2020
Pharmaceuticals	$371	$1,374	$185	$211	$559	$2,700
Devices	921	—	—	165	—	1,086
OTC	957	—	77	—	6	1,040
Branded and Other Generics	196	—	553	—	159	908
Other revenues	23	3	33	15	6	80
	$2,468	$1,377	$848	$391	$730	$5,814
The top ten products for the nine months ended September 30, 2021 and 2020 represented 42% and 41% of total revenues for the nine months ended September 30, 2021 and 2020, respectively.

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
U.S. and Puerto Rico	$1,251	$1,301	$3,629	$3,522
China	120	94	349	231
Canada	84	87	247	244
Poland	70	57	203	168
Mexico	66	68	191	157
Japan	57	57	172	159
France	50	42	160	131
Egypt	20	59	154	175
Germany	36	32	116	108
Russia	42	32	106	89
United Kingdom	31	21	83	58
Spain	20	21	62	53
Other	264	267	766	719
	$2,111	$2,138	$6,238	$5,814
Certain reclassifications have been made and are reflected in the table above.
Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Nine Months Ended September 30,
	2021	2020
AmerisourceBergen Corporation	18%	17%
McKesson Corporation (including McKesson Specialty)	16%	17%
Cardinal Health, Inc.	12%	13%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through November 2, 2021 and should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Consolidated Financial Statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2020, which were included in our Annual Report on Form 10-K filed on February 24, 2021. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
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

The Bausch + Lomb segment - consists of our Global Bausch + Lomb eye health business which includes our Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmology Rx products, which in aggregate accounted for approximately 45%, 42% and 44% of our Company's revenues for the nine months ended September 30, 2021 and the years 2020 and 2019, respectively. Our Bausch + Lomb business is a fully-integrated eye health business, which we believe is critical to maintaining and developing our position in the global eye health market. As a fully integrated eye health business with a legacy of over 165 years, Bausch + Lomb has an established line of contact lenses, intraocular lenses and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye health market.
As part of our global Bausch + Lomb business strategy, we continually look for key trends in the eye health market to meet changing consumer/patient needs and identify areas for investment and growth. For instance, one of these trends is the increasing rate of myopia, and importantly, myopia as a potential risk factor for glaucoma, macular degeneration and retinal detachment. We continue to see increased demand for new eye health products that address conditions brought on by factors, such as increased screen time, lack of outdoor activities and academic pressures, as well as conditions brought on by an aging population, for example, as more and more baby-boomers in the U.S. are reaching the age of 65. To supplement our well-established Bausch + Lomb product lines, we continue to identify new products tailored to address these key trends, which we develop internally with our own research and development (“R&D”) team to generate organic growth. Recent product launches include Biotrue® ONEday daily disposable contact lenses, the next generation of Bausch + Lomb ULTRA® contact lenses, SiHy Daily contact lenses (branded as AQUALOX™ ONE DAY in Japan, Bausch + Lomb INFUSE® SiHy Daily Disposable in the U.S. and Bausch + Lomb Ultra® ONE DAY in Australia, Hong Kong and Canada), Lumify® (an eye redness treatment), Vyzulta® (a pressure lowering eye drop for patients with angle glaucoma or ocular hypertension), Ocuvite® Eye Performance (vitamins to protect the eye from stressors such as sunlight and blue light emitted from digital devices), and SimplifEYE® (preloaded intraocular lens injector platform for enVista intraocular lens).
We also license selective molecules or technology in leveraging our own R&D expertise through development, as well as seek out external product development opportunities. Examples of this include the acquired global exclusive license for a myopia control contact lens design developed by BHVI, which we plan to pair with our leading contact lens technologies to develop potential contact lens treatments designed to slow the progression of myopia in children, and the acquired exclusive licenses for the commercialization and development in the U.S. and Canada of: (i) a microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression in children ages 3-12; (ii) Xipere™ which was approved by the U.S. Food and Drug Administration ("FDA") in October 2021, and is the first treatment available in the U.S. that utilizes the suprachoroidal space to treat patients suffering from macular edema associated with uveitis; and (iii) NOV03, an investigational drug with a novel mechanism of action to treat Dry Eye Disease ("DED") associated with Meibomian gland dysfunction ("MGD") and has demonstrated statistically significant topline data in two Phase 3 studies. We also acquired the U.S. rights to EM-100, which was recently launched as Alaway® Preservative-Free and is the first OTC preservative-free formulation eye drop for the temporary relief of itchy eyes due to pollen, ragweed, grass, animal hair and dander in adults and children 3 years of age and older. We believe investments in these investigational treatments, if approved by the FDA, will complement, and help build upon, our strong portfolio of integrated eye health products.
The Salix segment - consists of sales in the U.S. of GI products, which in aggregate accounted for approximately 24%, 24% and 23% of our Company's revenues for the nine months ended September 30, 2021 and the years 2020 and 2019, respectively. The Salix segment includes our Xifaxan® product which accounted for approximately 19%, 18% and 17% of our Company's revenues for the nine months ended September 30, 2021 and the years 2020 and 2019, respectively.
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
The International Rx segment - consists of sales, with the exception of sales of Bausch + Lomb products and Solta aesthetic medical devices, outside the U.S. and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical products and OTC products, which in aggregate accounted for approximately 14%, 15% and 13% of our Company's revenues for the nine months ended September 30, 2021 and the years 2020 and 2019, respectively. Principal products within our International Rx segment include Bisocard®, Thrombo ASS®, Contrave® / Mysimba®, Jublia®, Ivexterm® and Espaven®.

The Ortho Dermatologics segment - consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological products) and (ii) global sales of Solta aesthetic medical devices. Revenues from the Ortho Dermatologics segment accounted for approximately 7% of our Company's revenues for the nine months ended September 30, 2021 and the years 2020 and 2019.
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
Our Solta business is a leading global aesthetic medical device business focused on the development, manufacture and sale of innovative technologies that provide aesthetic and therapeutic benefits. Global Solta revenues were $219 million, $166 million, $253 million and $194 million for the nine months ended September 30, 2021 and 2020 and the years 2020 and 2019, respectively. The increase in revenue is primarily attributable to next generation Thermage FLX®, a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. During 2018 and 2019, next generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta aesthetic medical devices portfolio. These launches have been successful as next generation Thermage FLX® revenues were $110 million, $94 million, $142 million and $77 million for the nine months ended September 30, 2021 and 2020 and the years 2020 and 2019, respectively. We expect additional launches of next generation Thermage FLX® in Europe in the near term, paced by country-specific regulatory registrations. Consistent with our business strategy to continually update and improve our technology, in 2021, we launched, in the U.S., our next generation Clear + Brilliant® Touch system which is designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths. The launch of our next generation Clear + Brilliant® Touch in the U.S. is expected to serve as a foundation for future launches in Asia and Europe.
The Diversified Products segment - consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, such as Wellbutrin®, Aplenzin®, Cuprimine®, Ativan® and Migranal®, (ii) generic products, such as Uceris® authorized generic (“AG”), Elidel® AG, Migranal® AG and Diastat® AG, and (iii) dentistry products, such as Arestin® and NeutraSal®. Revenues from our Diversified Products segment accounted for approximately 10%, 12% and 13% of our Company's revenues for the nine months ended September 30, 2021 and the years 2020 and 2019, respectively. The Company utilizes the Diversified Products segment to extend the long-term cash flows from a number of assets that are expected to decline over time due to the loss of exclusivity, by launching and selling authorized generic versions of certain branded assets.
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
Our Focus on Value
In 2016, we retained a new executive team which implemented a multi-year plan designed to transform and bring out value in our Company. The multi-year plan increased our focus on, among other factors, our: product portfolio, infrastructure, geographic footprint, capital structure and risk management. Since that time, we have been executing and continue to execute on our commitments to transform the Company and generate value. Under the multi-year plan we have taken the following actions, among others:
•divested non-core assets in order to narrow the Company's activities to our core businesses where we believe we have an existing and sustainable competitive edge and the ability to generate operational efficiencies. To date, we received approximately $4,100 million in net proceeds from these divestitures, which includes the sale of Amoun Pharmaceutical Company S.A.E. ("Amoun"), as discussed below, which we divested on July 26, 2021;
•made strategic investments in our core businesses in order to support recent revenue growth and prepare for additional growth opportunities we plan to capitalize on for our core businesses;

•made measurable progress in improving our capital structure as we have repaid approximately $10,000 million in debt obligations (net of additional borrowings, amounts refinanced and excluding the $1,210 million financing of the U.S. Securities Litigation settlement discussed below) during the period of January 1, 2016 through the date of this filing, using the proceeds from the divestiture of non-core assets, cash generated from our operations and improved working capital management. This includes approximately $1,300 million of repayments (net of additional borrowings) during 2021 using cash on hand, cash generated from operations and the net proceeds from the Amoun Sale (as defined below); and
•resolved many of the Company's legacy litigation matters originating back to 2015 and prior, including the most significant legacy legal matter, the U.S. Securities Litigation settlement discussed below, significantly reducing related possible disruptions and other uncertainties to our operations.
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
We also previously stated that all options for achieving the appropriate capitalization and leverage for these entities post-separation were being considered. Management continues to consider alternative means of achieving these outcomes, including dispositions in our business that we believe represent attractive opportunities for the Company and are in line with our plan of separation. This informed our decision to divest Amoun on July 26, 2021 and, as discussed below, use the net proceeds to repay certain debt obligations. It has also informed, in part, our decision to pursue an initial public offering of our Solta aesthetic medical device business (“Solta Medical”) (the “Solta IPO”), which we publicly announced on August 3, 2021. We believe that the Solta IPO will enable us to further repay certain of our debt obligations. However, we also believe that the Solta IPO will allow us to unlock the value of this high-growth business and give us ownership of a valuable financial asset that would compare more favorably to other medical aesthetic companies.
We intend to use the proceeds from the B+L Separation and the Solta IPO to repay, to the extent possible, a portion of our existing debt, thereby improving our capitalization and leverage. We believe the B+L Separation and the Solta IPO provides us with an attractive opportunity for liquidity to support the appropriate capitalization and leverage of the Bausch + Lomb entity, the Solta Medical entity and the remainder of Bausch Health Companies Inc., which we refer to as “Bausch Pharma” and will assume a new name upon completion of the B+L Separation. However, management continues to consider the forms of the B+L Separation and the Solta IPO and is exploring a number of alternative capitalization structures in order to properly capitalize the three entities.
The B+L Separation and the Solta IPO will establish three separate companies that include:
•Bausch + Lomb - a fully integrated, pure play eye-health company built on the iconic Bausch + Lomb brand and long history of innovation;
•Solta Medical - a leading global aesthetic medical device company focused on the development, manufacture and sale of innovative technologies that provide aesthetic and therapeutic benefits; and
•Bausch Pharma - a diversified pharmaceutical company with leading positions in gastroenterology, dermatology, neurology and international pharmaceuticals. The remaining pharmaceutical entity will comprise a diversified portfolio of our leading durable brands across the Salix, International Rx, dentistry, neurology, medical dermatology and generics businesses.

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
We have completed the internal objectives necessary for the B+L Separation and continue to address the internal organizational design and structure of the new Solta Medical entity which we anticipate having completed by the end of 2021. Subject to market conditions and receipt of regulatory, stock exchange and other approvals, we expect to launch the Solta IPO as early as December 2021 or January 2022. Subject to receipt of regulatory, stock exchange and other approvals and market conditions we expect to launch an IPO of the Bausch + Lomb entity as early as thirty days subsequent to the Solta IPO. We expect to complete the Separation of Bausch + Lomb, following the expiry of customary lock-ups and achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals.
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
In addition to the capitalization and leverage ratios of each entity, there are considerations, approvals and conditions, including market conditions, that will determine the ultimate timing and structure of these transactions, including regulatory approvals, final approval by our board of directors, any shareholder vote requirements that may be applicable, compliance with U.S. and Canadian securities laws and stock exchange rules, receipt of any applicable opinions and/or rulings with respect to the Canadian and U.S. federal income tax treatment of such transactions and determination of the pro forma capitalizations of the three entities. The failure to satisfy all of the required conditions could delay the completion of these transactions for a significant period of time or prevent them from occurring at all. In addition to our internal organization and structure work, we will need to complete a number of additional steps that will depend on the ultimate structure of the transactions (in addition to obtaining the regulatory approvals and satisfying the conditions described above) before we can complete the B+L Separation and/or the Solta IPO. As a result, there can be no assurance as to the timing of the completion of both or either of these transactions or their terms, and the information in this Form 10-Q relating to each transaction is preliminary and may change as the transactions progress and any such changes and their impact on the Company, or any of the companies that result from the consummation of any of these transactions, may be material.
See Item 1A. “Risk Factors — Risk Relating to the Separation” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021, for additional risks relating to the B+L Separation. See Item 1A. “Risk Factors — Risk Relating to the Proposed IPO of the Solta Aesthetic Medical Device Business" of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC and CSA on August 3, 2021, for additional risks relating to the Solta IPO.
Divest Assets to Improve Our Capital Structure and Simplify Our Business
In order to better focus on our core businesses, we continue to evaluate opportunities to simplify our operations and improve our capital structure, including dispositions of various assets. For example, on July 26, 2021, we completed the sale of Amoun for total gross consideration of approximately $740 million, subject to certain adjustments (the “Amoun Sale”). Amoun manufactures, markets and distributes branded generics of human and animal health products. The Amoun business was part of the International Rx segment (previously included within the former Bausch + Lomb/International segment). Revenues associated with Amoun were $157 million for the period of January 1, 2021 through July 26, 2021 and were $247 million, $220 million and $183 million for the years 2020, 2019 and 2018, respectively. On July 30, 2021 and August 3, 2021, the Company made aggregate payments of $600 million, to repay $469 million of its June 2025 Term Loan B Facility and $131 million of its November 2025 Term Loan B Facility, using the net proceeds from the Amoun Sale and cash on hand.
We are actively considering further dispositions of various assets in line with this strategy. While we anticipate that any future divestiture activities will be on non-core assets, consistent with our duties to our shareholders and other stakeholders, we will consider dispositions in core areas that we believe represent attractive opportunities for the Company. See Note 4, "ACQUISITION, LICENSING AGREEMENTS AND DIVESTITURE" to our unaudited interim Consolidated Financial Statements for additional information.
Impacts of COVID-19 Pandemic
The unprecedented nature of the COVID-19 pandemic has, and continues to, adversely impact the global economy. The COVID-19 pandemic and the reactions of governments, private sector participants and the public in an effort to contain the spread of the COVID-19 virus and/or address its impacts have had significant direct and indirect effects on businesses and commerce. This includes, but is not limited to, disruption to supply chains, employee base and transactional activity, facility closures and production suspensions. We believe we responded quickly to these and other human and commercial challenges brought on by the COVID-19 pandemic and that our actions allowed us to: (i) maintain a reliable supply of our products, (ii) protect the health, safety and well-being of our employees, (iii) reduce operating expenses and preserve cash through profit protection measures initiated in response to the COVID-19 pandemic, (iv) limit the disruptions to our product development pipeline and (v) ensure affordability of and access to our products. We will continue to monitor the impacts of the COVID-19 pandemic and related responses from governments and private sector participants on the Company, our customers, supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition and our planned actions and responses to this pandemic.
During the pandemic, the public has been advised to engage in certain "social restrictions" such as: (i) remaining at home or shelter-in-place, (ii) limiting social interaction, (iii) closing non-essential businesses and (iv) postponing certain surgical and elective medical procedures in order to prioritize/conserve available health care resources. During the three months ended March 31, 2020, these factors negatively impacted, most notably, the revenues of the Company's Vision Care and Surgical businesses in Asia, where the COVID-19 pandemic originated. Beginning in March 2020, and throughout most of the second quarter of 2020, the Company experienced steeper declines in these revenues and the revenues of other businesses, as social restrictions expanded worldwide, particularly in the U.S. and Europe. Social restrictions negatively impacted the Company's revenues for contact lenses, intraocular lenses, medical devices, surgical systems and certain pre- and post-operative eye-medications of its Ophtho Rx business, aesthetic medical devices of its Global Solta business, and certain branded pharmaceutical products of its Salix, Ortho Dermatologics and Dentistry businesses, as the offices of many health care providers were closed and certain surgeries and elective medical procedures were deferred.
Our 2020 revenues were most negatively impacted during our second quarter by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to our third quarter of 2020. After the launch of effective vaccines in December 2020, infection rates began to decline in 2021 signaling the beginning of a recovery from the COVID-19 pandemic.
Our revenues were $6,238 million for the nine months ended September 30, 2021, as compared to $5,814 million for the nine months ended September 30, 2020, a year-over-year increase of $424 million, or 7%, and primarily reflects the positive impacts from the recovery from the COVID-19 pandemic, partially offset by the impact of our divestiture of Amoun on July 26, 2021. Presuming there continues to be increased availability of effective vaccines and any resurgence of the COVID-19 virus and variant strains thereof, such as the delta variant, do not have a material adverse impact on efforts to contain the COVID-19 virus, the Company anticipates an ongoing, gradual global recovery from the significant macroeconomic and health care impacts of the pandemic. However, the rates of recovery for each business will vary by geography and will be dependent upon, among other things, the availability and effectiveness of vaccines for the COVID-19 virus and variant strains thereof, government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and, once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus or variant strains thereof and other actions taken in response to the COVID-19 pandemic. At the current pace of the recovery, we anticipate that our revenues will likely return to pre-pandemic levels for many of our businesses and geographies in 2021 and for the remaining businesses and geographies in 2022. However, as our revenues were most negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic during our second quarter of 2020, we expect the rate of growth for the remainder of 2021 to be lower than the year-over-year revenue growth for the nine months ended September 30, 2021.
Although we put in place procedures to mitigate the risks associated with closures and disruptions at our manufacturing facilities, the COVID-19 pandemic temporarily impacted the manner in which we managed our inventories and inventory levels. The negative impact of the COVID-19 pandemic on the demand for many of our products necessitated that we, among other things, shorten production runs to reduce inventories and mitigate inventory losses. The shorter production runs, the costs associated with idling certain facilities during government mandated lockdowns and the costs of the precautionary measures taken at our manufacturing facilities in response to the COVID-19 pandemic resulted in manufacturing variances, which temporarily depressed our contribution margins in 2020. However, in 2021, as demand increased and our retailers and distributors replenished their inventories, the pressures on our manufacturing processes experienced during 2020 have been alleviated and we have avoided many of the COVID-19 pandemic-induced manufacturing variances during the nine months ended September 30, 2021.
As we monitor the direction and pace of the recovery in each business and geography, we are also continually monitoring the effectiveness of the profit protection measures we initiated to manage and reduce our operating expenses and preserve cash during the COVID-19 pandemic. These profit protection measures were successful in expanding the profit margins in many of our businesses, as referenced in the discussion of our operating results below. In 2021, we began allocating more resources to selling and other promotional activities in support of our existing products, product launches and products in development. As a result, our Selling, general & administrative ("SG&A") and R&D expenses increased 12% and 5% during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, respectively. As the recovery continues, we expect to continue to see our operating expenses for the remainder of 2021 to exceed our operating expenses over the same period in 2020.
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
The changes in our segment revenues and segment profits, including the impacts of COVID-19 pandemic related matters for the three and nine months ended September 30, 2021, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.
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
In March 2019, we completed the acquisition of certain assets of Synergy whereby we acquired the worldwide rights to the Trulance® (plecanatide) product, a once-daily tablet for adults with chronic idiopathic constipation, or CIC, and irritable bowel syndrome with constipation, or IBS-C. We believe that the Trulance® product complements our existing Salix products and allows us to effectively leverage our existing GI sales force. In order to drive growth of the Trulance® product, we have increased the number of sales force representatives for the Trulance® product. We believe this has been successful as Trulance® revenues were $74 million and $58 million for the nine months ended September 30, 2021 and 2020, respectively.
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
We have approximately 200 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below. However, due to the challenges of the COVID-19 pandemic, most notably those attributable to "stay at home" orders and travel restrictions, certain of our R&D activities were forced to pause in 2020. Clinical trials that started prior to governmental shutdowns remained enrolled and existing patients progressed, while new patient enrollments were paused as most trial sites were not able to accept new patients. However, during our third quarter of 2020, we saw the pace of new patient enrollments increase, and, although certain of our projects are moving slower than we would like due to the impacts of the COVID-19 pandemic, through the date of this filing we have not had to make changes to our development timelines that would have a material impact on our current or future operating results.
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
Bausch + Lomb
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. In September 2018, we launched SiHy Daily in Japan under the branded name AQUALOX™ ONE DAY.  In August 2020, we launched SiHy Daily in the U.S. under the branded name Bausch + Lomb INFUSE® SiHy Daily Disposable contact lens. In the fourth quarter of 2020, SiHy Daily was launched in Australia, Hong Kong and Canada under the branded name Bausch + Lomb Ultra® ONE DAY. SiHy Daily has also received regulatory approval for New Zealand, South Korea, Singapore and Malaysia, where it will be branded as Bausch + Lomb Ultra® ONE DAY.
•Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. We launched this product in the U.S. in May 2018. Currently, we have several line extensions under development and expect Phase 3 clinical studies to commence in 2022.
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
•New Ophthalmic Viscosurgical Device ("OVD") product - A formulation to protect corneal endothelium during phacoemulsification process during a cataract surgery and to help chamber maintenance and lubrication during intraocular lens delivery. In January 2020, we commenced an FDA clinical study for the cohesive OVD product which has now achieved its enrollment target, despite COVID-19-related slowdowns, and we expect results in the first quarter of 2022. In addition, in March 2021, we received Premarket Approval from the FDA for Clearvisc™ dispersive OVD, which we launched in June 2021.

•enVista® Trifocal intraocular lens - An innovative lens design. We initiated an investigative device exemption study for this product in May 2018 and initiated the last phase of this three-phase study in the fourth quarter of 2020. We expect to complete enrollment during the fourth quarter of 2021 for the Canadian study and during the first half of 2022 for the U.S. study.
•SimplifEYE® preloaded intraocular lens injector platform for enVista intraocular lens - We have received approvals from the European Union and Canada and received FDA clearance for the injector and launched this platform in October 2020.
•Extended depth of focus intraocular lens - Currently under development, however, the timing and completion of which has been delayed due to COVID-19 pandemic related matters. Once development is completed, and if approved, we anticipate that this product could be launched in 2023.
•Bausch + Lomb ULTRA® monthly silicone hydrogel lens - Specifically designed to address the lifestyle and vision needs of patients with MoistureSeal® technology, which maintains 95% of contact lens moisture for a full 16 hours. In the second quarter of 2020, Bausch + Lomb ULTRA® received a seven day extended wear indication approval from the European Union and received regulatory approval from the National Medical Products Administration in China.
•Bausch + Lomb ULTRA® Multifocal for Astigmatism contact lens - The first and only multifocal toric lens available as a standard offering in the eye care professional's fit set. The new monthly silicone hydrogel lens, which was specifically designed to address the lifestyle and vision needs of patients with both astigmatism and presbyopia, combines the Company's unique 3-Zone Progressive™ multifocal design with the stability of its OpticAlign® toric with MoistureSeal® technology to provide eye care professionals and their patients an advanced contact lens technology that offers the convenience of same-day fitting during the initial lens exam. Bausch + Lomb ULTRA® Multifocal for Astigmatism was launched in June 2019 and received European Union regulatory approval in the second quarter of 2020. In July 2021, we launched an extended parameter range.
•Renu® Advanced Multi-Purpose Solution (“MPS”) - Contains a triple disinfectant system that kills 99.9% of germs, and has a dual surfactant system that provides up to 20 hours of moisture. Renu® Advanced MPS is FDA cleared with indications for use to condition, clean, remove protein, disinfect, rinse and store soft contact lenses including those composed of silicone hydrogels. Renu® Advanced MPS has gained regulatory approvals in Korea, India, Mexico, Indonesia, Malaysia, Singapore and, during the second quarter of 2020, the European Union. In 2021, Renu® Advanced MPS was launched in Greece and gained regulatory approvals in China and Taiwan.
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
•Rifaximin - We have entered into an agreement with Cedars Sinai Medical Center to evaluate a new formulation of rifaximin for the treatment of IBS-D. Two preclinical studies have been completed. A Proof of Concept study, that was paused due to COVID-19 pandemic related factors, has recommenced and is fully enrolled.

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
•IDP-126 - An acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. Phase 3 clinical studies initiated in December 2019 were paused due to COVID-19 pandemic related factors, but resumed in June 2020. Both Phase 3 studies have been completed and have met their primary endpoints. A comparative bridging safety and efficacy study was delayed until 2021 due to COVID-19. The bridging study is ongoing. We anticipate filing a New Drug Application ("NDA") in the second half of 2022.
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
In the normal course of business, the Company will enter into select licensing and collaborative agreements for the commercialization and/or development of unique products primarily in the U.S. and Canada. These products are sometimes investigational treatments in early stage development that target unique conditions. The ultimate outcome, including whether the product will be: (i) fully developed, (ii) approved by the FDA or other regulators, (iii) covered by third-party payors or (iv) profitable for distribution, is highly uncertain. Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones.
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
In December 2019, we announced that we had acquired an exclusive license from Novaliq GmbH for the commercialization and development in the U.S. and Canada of the investigational treatment NOV03 (perfluorohexyloctane), a first-in-class investigational drug with a novel mechanism of action to treat DED associated with MGD. In an Open Label Safety study, NOV03 has achieved its enrollment target. In April 2021, we announced statistically significant topline data from the first of two Phase 3 studies and in September 2021, we announced statistically significant topline data from the second Phase 3 study. We anticipate filing an NDA in the first half of 2022. If approved by the FDA, we believe the addition of this investigational treatment for DED will help build upon our strong portfolio of integrated eye health products.
In October 2019, we acquired an exclusive license from Clearside Biomedical, Inc. ("Clearside") for the commercialization and development of Xipere™ (triamcinolone acetonide suprachoroidal injectable suspension) in the U.S. and Canada. Xipere™ is a proprietary suspension of the corticosteroid triamcinolone acetonide formulated for suprachoroidal administration via Clearside's proprietary SCS Microinjector™. In October 2021, the FDA approved Xipere™ for suprachoroidal use for the treatment of macular edema associated with uveitis. We expect to make Xipere™ available during the first quarter of 2022.

In April 2019, we entered into two licensing agreements which present us with unique developmental opportunities to address unmet needs of individuals suffering with certain GI and liver diseases. The first of these two licensing agreements was with the University of California for certain intellectual property relating to an investigational compound targeting the pituitary adenylate cyclase receptor 1 in non-alcoholic fatty liver disease (“NAFLD”), nonalcoholic steatohepatitis (“NASH”) and other GI and liver diseases. However, as some early non-clinical (in-vitro) development work did not meet our internal expectations, in September 2021, we made the decision to terminate this license agreement and notified the University of California accordingly. The second is an exclusive licensing agreement with Mitsubishi Tanabe Pharma Corporation to develop and commercialize MT-1303 (amiselimod), a late-stage oral compound that targets the sphingosine 1-phosphate receptor that plays a role in autoimmune diseases, such as inflammatory bowel disease and ulcerative colitis. We have completed a thorough QTC study, which evaluated the cardiac safety profile of the compound. Topline results were positive and we commenced a Phase 2 study in the first half of 2021.
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
In July 2021, we announced plans to invest an additional €90 million to increase capacity at our Waterford facility to meet the expected demand for our Biotrue® ONEday range of daily disposable contact lenses. The new production lines are expected to be completed in 2023.
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
Debt Repayments - Excluding the impact of the $1,210 million financing of the U.S. Securities Litigation settlement (discussed in the subsequent section titled "OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS"), we have repaid (net of additional borrowings) approximately $10,000 million of long-term debt during the period January 1, 2016 through the date of this filing using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management. This includes approximately $1,300 million of repayments (net of additional borrowings) during 2021 using cash on hand, cash generated from operations and the net proceeds from the Amoun Sale.

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
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for the details of our debt portfolio as of September 30, 2021 and December 31, 2020.
The debt repayments and refinancing transactions outlined above have allowed us to: (i) improve our credit ratings, (ii) extend maturities of certain debt obligations due in 2022 through 2024 out to the years 2029 through 2031, (iii) satisfy all debt mandatory amortization payments and (iv) reduce our exposure to fluctuations in the value of the euro.
Our prepayment of debt and refinancing transactions over the last four years translate into lower repayments of principal over the next four years, which, in turn, we believe will permit more cash flows to be directed toward developing our core assets, identifying new product opportunities and repaying additional debt amounts. The mandatory scheduled principal repayments of our debt obligations as of September 30, 2021, were as follows:

(in millions)
2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	Total
$—	$—	$—	$—	$9,723	$1,500	$2,250	$3,612	$3,250	$1,250	$1,000	$22,585
During October 2021, we drew down, net of repayments, $290 million under our 2023 Revolving Credit Facility which we used primarily to make deposits of approximately $300 million, in the aggregate, into escrow funds under the terms of settlement agreements regarding the Glumetza Antitrust Litigation and to pay interest and other business expenses.
The weighted average stated interest rate of the Company's outstanding debt as of September 30, 2021 was 5.91% as compared to 6.02% as of December 31, 2020.
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
For instance, there is an increasing rate of myopia, and importantly, myopia as a potential risk factor for glaucoma, macular degeneration and retinal detachment. We continue to see increased demand for new eye health products that address conditions brought on by factors such as increased screen time, lack of outdoor activities and academic pressures, as well as conditions brought on by an aging population (for example, as more and more baby-boomers in the U.S. are reaching the age of 65). To extend our market share in eye health, we continually seek to identify new products tailored to address these key trends for development internally with our own R&D team to generate organic growth. Recent product launches include Biotrue® ONEday daily disposable contact lenses, the next generation of Bausch + Lomb ULTRA® contact lenses, SiHy Daily contact lenses (branded as AQUALOX™ ONE DAY in Japan, Bausch + Lomb INFUSE® SiHy Daily Disposable in the

U.S. and Bausch + Lomb Ultra® ONE DAY in Australia, Hong Kong and Canada), Lumify® (an eye redness treatment), Vyzulta® (a pressure lowering eye drop for patients with angle glaucoma or ocular hypertension), Ocuvite® Eye Performance (vitamins to protect the eye from stressors such as sunlight and blue light emitted from digital devices) and SimplifEYE® (preloaded intraocular lens injector platform for enVista intraocular lens).
We also license selective molecules or technology in leveraging our own R&D expertise through development, as well as seek out external product development opportunities. As previously discussed, we acquired a global exclusive license for a myopia control contact lens design developed by BHVI, which we plan to pair with our leading contact lens technologies to develop potential contact lens treatments designed to slow the progression of myopia in children, and exclusive licenses for the commercialization and development in the U.S. and Canada of: a microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression in children ages 3-12; Xipere™ which was approved by the FDA in October 2021, and is the first treatment available in the U.S. that utilizes the suprachoroidal space to treat patients suffering from macular edema associated with uveitis; and NOV03, an investigational drug with a novel mechanism of action to treat DED associated with MGD which has demonstrated statistically significant topline data in two Phase 3 studies. We also acquired the U.S. rights to EM-100, which was launched as Alaway® Preservative-Free and is the first OTC preservative-free formulation eye drop for the temporary relief of itchy eyes due to pollen, ragweed, grass, animal hair, and dander in adults and children 3 years of age and older. We believe investments in these investigational treatments, if approved by the FDA, will complement, and help build upon, our strong portfolio of integrated eye health products.
As previously discussed, we have also made strategic investments in our infrastructure, the most significant of which were at our Waterford facility in Ireland to meet the forecasted demand for our Biotrue® ONEday lenses, our Rochester facility in New York to address the expected global demand for our Bausch + Lomb ULTRA® contact lens and our Lynchburg facility in Virginia to be our main point of distribution for medical devices in the U.S. During late 2018, we began investing in additional expansion projects at the Waterford and Rochester facilities in order to address the expected global demand for our SiHy Daily disposable contact lenses, which we launched in Japan in September 2018, under the branded name AQUALOX™ ONE DAY, in the U.S. in August 2020, under the branded name Bausch + Lomb INFUSE® SiHy Daily Disposable contact lens, and in Australia, Hong Kong and Canada in the fourth quarter of 2020, under the branded name Bausch + Lomb Ultra® ONE DAY.
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
Licensing Arrangements - As previously discussed, in April 2019, we entered into a licensing agreement to develop and commercialize MT-1303 (amiselimod), a late-stage oral compound that targets the sphingosine 1-phosphate receptor that plays a role in autoimmune diseases, such as inflammatory bowel disease and ulcerative colitis. This license presents a unique developmental opportunity to address unmet needs of individuals suffering with certain GI and liver diseases and if developed and approved by the FDA, will allow us to further utilize our existing sales force and infrastructure to extend our market share in the future and create value.
Investment in Next Generation Formulations - Revenues from our Xifaxan® product increased approximately 2%, 22% and 22% in 2020, 2019 and 2018, respectively. In order to extend growth in Xifaxan®, we continue to directly invest in next generation formulations of Xifaxan® and rifaximin, the principal semi-synthetic antibiotic used in our

Xifaxan® product. In addition to three R&D programs in progress, we have another R&D program planned for a next generation formulation of Xifaxan® (rifaximin) which would address a new indication.
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
Reposition the Ortho Dermatologics Business to Generate Additional Value - In 2018, we realigned our Solta aesthetic medical device business and combined it with our medical dermatology business, creating a complete dermatology portfolio. We continue to make investments in our Solta portfolio and anticipate building out our Solta sales force, particularly in Europe, to address the growing demand. Our Ortho Dermatologics business continues to work towards improving the treatment options for medical dermatology patients needing topical acne and psoriasis products. We are exploring additional strategic e-commerce and partnership expansion opportunities which can enable increased accessibility for patients and we continue to invest in our on-market products and evaluate various opportunities for our key pipeline products.
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
During the three months ended March 31, 2021, we identified recent launches of certain Ortho Dermatologics products which are not going to achieve their trajectories as forecasted once the social restrictions associated with the COVID-19 pandemic began to ease in the U.S. and offices of health care professionals could reopen. In addition, insurance coverage pressures within the U.S. continued to persist, limiting patient access to topical acne and psoriasis products. In light of these developments, during the first quarter of 2021, the Company began taking steps to: (i) redirect its R&D spend to eliminate projects it has identified as high cost and high risk, (ii) redirect a portion of its marketing and product development outside the U.S. to geographies where there is better patient access and (iii) reduce its cost structure to be more competitive.
Investment in Our Core Dermatology Portfolio - We have made significant investments to build out our aesthetics, psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities to extend our market share.
Aesthetics - In 2017, we launched our next generation Thermage FLX® product in the U.S., a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. During 2018 and 2019, next generation Thermage FLX® was launched in Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, and Australia as part of our Solta aesthetic medical devices portfolio. These launches have been successful as next generation Thermage FLX® revenues were $110 million, $94 million, $142 million and $77 million for the nine months ended September 30, 2021 and 2020 and the years 2020 and 2019, respectively. We expect additional launches of next generation Thermage FLX® in Europe in the near term, paced by country-specific regulatory registrations. Consistent with our business strategy to continually update and improve our technology, in 2021, we launched, in the U.S., our next generation Clear + Brilliant® Touch system which is designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths. The launch of our next generation Clear + Brilliant® Touch in the U.S. is expected to serve as a foundation for future launches in Asia and Europe.
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
Acne - In support of our established acne product portfolio, we have developed and launched several products, which include Arazlo® (tazarotene) Lotion (launched in June 2020), Altreno® (launched in the U.S. in October 2018), the first lotion (rather than a gel or cream) product containing tretinoin for the treatment of acne, and Retin-A Micro® 0.06% (launched in January 2018). We also have a unique acne project in our pipeline that, if approved by the FDA, we believe will further innovate and advance the treatment of acne.

Business Trends
In addition to the actions previously outlined, the events described below have affected and may affect our business trends. The matters discussed in this section contain Forward-Looking Statements. Please see “Forward-Looking Statements” for additional information.
U.S. Tax Reform
In April 2021, U.S. President Joseph Biden proposed changes to the U.S. tax system and, in September 2021, the House Ways & Means Committee approved a draft reconciliation bill, which included changes to the U.S. tax system which differed in a number of respects from the President’s proposal. The proposals under discussion include changes to the U.S. corporate tax system that would increase U.S. corporate tax rates and raise the tax rate on and make other tax changes to Global Intangible Low Tax Income earned by foreign subsidiaries. Also, under consideration are modifications to the Base Erosion and Anti-Abuse Tax ("BEAT"), which would tax certain payments, including some that are related to inventory, made to affiliates that are subject to an effective tax rate of less than 10%. The draft reconciliation bill includes additional limitations on the participation exemption for foreign dividends received and interest expense. In addition, the draft reconciliation bill reduces the carryforward period for unused interest expense to five years and introduces an excise tax on certain pharmaceutical products that are non-compliant with the proposed drug pricing legislation. We are unable to predict which, if any, U.S. tax reform proposals will be enacted into law, and what effects any enacted legislation might have on our liability for U.S. corporate tax. However, it is possible that the enactment of changes in the U.S. corporate tax system could have a material adverse effect on our liability for U.S. corporate tax and our consolidated effective tax rate.
Global Minimum Corporate Tax Rate
On October 8, 2021, the Organisation for Economic Co-operation and Development ("OECD")/G20 inclusive framework on Base Erosion and Profit Shifting (the "Inclusive Framework") published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The Inclusive Framework plan has now been agreed to by 136 OECD members, including several countries which did not agree to the initial plan. Under pillar one, taxing rights over multinational businesses with global turnover above €20 billion and a profit margin above 10% will generally be re-allocated to permit market countries to include market countries. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must now be implemented by the OECD Members who have agreed to the plan, effective in 2023. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. While we are unable to predict when and how the Inclusive Framework agreement will be enacted into law in these countries, it is possible that the implementation of the Inclusive Framework agreement, including the global minimum corporate tax rate could have a material effect on our liability for corporate taxes and our consolidated effective tax rate.
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
In 2019, the U.S. Health and Human Services Administration announced a preliminary plan to allow for the importation of certain lower-cost drugs from Canada. The preliminary plan excludes insulin, biological drugs, controlled substances and intravenous drugs. The preliminary plan relies on individual states to develop proposals for safe importation of those drugs from Canada and submit those proposals to the federal government for approval. Although the preliminary plan has some support from the prior administration, at this time, studies to evaluate the related costs and benefits, evaluate the reasonableness of the logistics, and measure the public reaction of such a plan have not been performed. While we do not believe this will have a significant impact on our future cash flows, we cannot provide assurance as to the effect or impact of such a plan.
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
In December 2020, as part of a series of drug pricing-related rules issued by the Trump Administration, the Center for Medicare & Medicaid Services issued a Final Rule that makes significant modifications to the Medicaid Drug Rebate Program regulations in several areas, including with respect to the definition of key terms “line extension” and “new formulation” and best price (BP) reporting relating to certain value-based purchasing (VBP) arrangements (which take effect on January 1, 2022) and the price reporting treatment of manufacturer-sponsored patient benefit programs (which take effect on January 1, 2023). We are currently reviewing the Final Rule, the impact of which is uncertain at this time.
In March 2021, the U.S. Congress enacted the American Rescue Plan Act of 2021. One of the provisions included within the American Rescue Plan Act of 2021 eliminated the Maximum Rebate Amount for Single Source drugs and Innovator Multiple Source drugs in the Medicaid Drug Rebate Program. We are currently reviewing the Final Rule, the impact of which is uncertain at this time.
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
2021 LOE Branded Products - Branded products that began facing generic competition in the U.S. during 2021 included Lotemax® Gel, Bepreve® and certain other products. These products accounted for less than 1% of our total revenues in 2020. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
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
In addition, for a number of our products (including Xifaxan® 550mg, Uceris®, Bryhali®, Duobrii®, Trulance® and Lumify® in the U.S.), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.
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
Bryhali® Lotion, 0.01% (Padagis) - On March 20, 2020, the Company received a Notice of Paragraph IV Certification from Perrigo Israel Pharmaceuticals, Ltd. (now Padagis LLC) (“Padagis”), in which Padagis asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Bryhali® (halobetasol propionate) lotion, 0.01% are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Padagis’ generic halobetasol propionate lotion, for which an Abbreviated New Drug Application ("ANDA") has been filed by Padagis.  On May 1, 2020, the Company filed suit against Padagis pursuant to the Hatch-Waxman Act, alleging infringement by Padagis of one or more claims of the Bryhali® Patents, thereby triggering a 30-month stay of the approval of the Padagis ANDA for halobetasol propionate lotion. On September 3, 2020, this action was consolidated with the action between the Company and Padagis described below, regarding Padagis’ ANDA for generic Duobrii® (halobetasol propionate and tazarotine) lotion. The

Company remains confident in the strength of the Bryhali® patents and intends to vigorously pursue this matter and defend its intellectual property.
Duobrii® Lotion (Padagis) - On July 23, 2020, the Company received a Notice of Paragraph IV Certification from Padagis, in which Padagis asserted that certain U.S. patents, each of which is listed in the FDA's Orange Book for Duobrii® (halobetasol propionate and tazarotine) lotion, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Padagis’ generic lotion, for which an ANDA has been filed by Padagis. On August 28, 2020, the Company filed suit against Padagis pursuant to the Hatch-Waxman Act, alleging infringement by Padagis of one or more claims of the Duobrii® Patents, thereby triggering a 30-month stay of the approval of the Padagis ANDA. On September 3, 2020, this action was consolidated with the action between the Company and Padagis described above, regarding Padagis’ ANDA for generic Bryhali® (halobetasol propionate) lotion. We remain confident in the strength of the Duobrii® patents and will vigorously defend our intellectual property.
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
Xifaxan® 550mg Patent Litigation (Norwich) - On March 26, 2020, the Company and its licensor Alfasigma filed suit against Norwich Pharmaceuticals Inc. (“Norwich”), alleging infringement by Norwich of one or more claims of the 23 Xifaxan® patents by Norwich’s filing of its ANDA for Xifaxan® (rifaximin) 550 mg tablets. On November 13, 2020, an additional three patents alleged to be infringed by Norwich were added to the suit. Xifaxan® 550mg is protected by 26 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. A 3-day bench trial is scheduled to begin March 21, 2022. The Company remains confident in the strength of the Xifaxan® patents and will continue to vigorously pursue this matter and defend its intellectual property.
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
Lumify® Ophthalmic Solution Patent Litigation (Slayback) - In September 2021, the Company commenced litigation against Slayback Pharma LLC and Slayback Pharma India LLP (together, “Slayback”) alleging patent infringement by Slayback Pharma LLC’s filing of its ANDA No. 216361, referencing Lumify® (0.025% brimonidine tartrate ophthalmic solution). This suit had been filed following receipt of a Notice of Paragraph IV Certification from Slayback Pharma LLC, in which it had asserted that the U.S. patents listed in the FDA's Orange Book for the Company’s Lumify® brimonidine tartrate ophthalmic solution, were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of its generic brimonidine tartrate solution. The filing of this suit triggered a 30-month stay of the approval of the Slayback ANDA for its brimonidine tartrate solution. The Company remains confident in the strength of the Lumify® patents and will continue to vigorously pursue this matter and defend its intellectual property.
Generic Competition to Uceris® - In July 2018, a generic competitor launched a product which will directly compete with our Uceris® Tablet product. As disclosed in our prior filings, the Company initiated various infringement proceedings against this generic competitor. The Court construed the claims of the asserted patents on August 2, 2019 and, on October 24, 2019, the Company agreed to a judgment that the asserted patents did not cover the generic tablets under the Court’s claim construction, while reserving its right to appeal the claim construction. On November 22, 2019, the Company filed a Notice of Appeal with respect to the claim construction in the Court of Appeals for the Federal Circuit. On December 18, 2020, the Court of Appeals for the Federal Circuit affirmed the District Court’s claim construction. The ultimate impact of this generic competitor on our future revenues cannot be predicted; however, Uceris® Tablet revenues for the nine months ended September 30, 2021 and 2020 were approximately $7 million and $8 million, respectively, and for the years 2020, 2019 and 2018 were approximately $15 million, $20 million and $84 million, respectively.
Generic Competition to Jublia® - On June 6, 2018, the U.S. Patent and Trial Appeal Board (“PTAB”) completed its inter partes review for an Orange Book-listed patent covering Jublia® (U.S. Patent No 7,214,506 (the “‘506 Patent”)) and issued a written determination invalidating such patent.  On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings.  As a result of a settlement, a joint motion to terminate the proceedings was filed on November 12, 2020 and, on January 8, 2021, the PTAB granted this motion. The ‘506 Patent, therefore, remains valid and enforceable and expires in 2026. Jublia® revenues for the nine months ended September 30, 2021 and 2020 were approximately $76 million and $88 million, respectively, and for the years 2020, 2019 and 2018 were approximately $111 million, $110 million and $89 million, respectively. Jublia® is covered by fourteen additional Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2028 through 2035. In

August and September 2018, the Company received notices of the filing of a number of ANDAs with paragraph IV certification, and has timely filed patent infringement suits against these ANDA filers, and, in addition, the Company has also commenced certain patent infringement proceedings in Canada against three separate defendants. All cases in the U.S. and Canada regarding Jublia® have been settled.
PreserVision® Patent Litigation - PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin and mineral supplements containing nutrient formulas recommended by the National Eye Institute to reduce the risk of progression of intermediate to advanced AMD. PreserVision® products accounted for 3% of our total revenues in 2020. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. The Company has filed patent infringement proceedings against 16 defendants claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. Eleven of these proceedings were subsequently settled; two resulted in entry of a default. One defendant filed a declaratory judgment action after the Company filed its suit, seeking declaratory judgment related to patent claims as well as false advertising and unfair competition claims. As of the date of this filing, there are four unresolved actions. The Company remains confident in the strength of these patents and will continue to vigorously pursue these matters and defend its intellectual property. While the Company cannot predict the magnitude or timing of the impact from the PreserVision® patent expiry, this is an OTC product and thus, the impact is not expected to be as significant as the LOE of a branded pharmaceutical product.
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

FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides selected unaudited financial information for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	Change	2021	2020	Change
Revenues	$2,111	$2,138	$(27)	$6,238	$5,814	$424
Operating income	$574	$460	$114	$83	$681	$(598)
Income (loss) before income taxes	$216	$75	$141	$(1,045)	$(540)	$(505)
Net income (loss) attributable to Bausch Health Companies Inc.	$188	$71	$117	$(1,017)	$(407)	$(610)
Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.52	$0.20	$0.32	$(2.84)	$(1.15)	$(1.69)
Diluted	$0.52	$0.20	$0.32	$(2.84)	$(1.15)	$(1.69)
Financial Performance
Summary of the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Revenue for the three months ended September 30, 2021 and 2020 was $2,111 million and $2,138 million, respectively, a decrease of $27 million, or 1%. The decrease was primarily due to: (i) the impact of our divestiture of Amoun on July 26, 2021 and (ii) a decrease in net realized pricing. These decreases were partially offset by: (i) the net increase in volumes primarily in our Bausch + Lomb and Salix segments and (ii) the favorable impact of foreign currencies, primarily in Asia, Latin America and Canada. The net increase in volumes was primarily due to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, partially offset by the impact of the loss of exclusivity of certain products.
Operating income for the three months ended September 30, 2021 and 2020 was $574 million and $460 million, respectively, an increase in our operating results of $114 million and reflects, among other factors:
•a decrease in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $19 million primarily due to: (i) the decrease in net realized pricing and (ii) the impact of our divestiture of Amoun on July 26, 2021;
•an increase in SG&A of $81 million primarily attributable to: (i) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed and (ii) Separation-related and IPO-related costs incurred;
•an increase in R&D of $18 million primarily attributable to the non-recurrence of the temporary suspension in certain R&D activities and clinical trials in 2020 due to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, partially offset by the impact of rebalancing our portfolio within the Ortho Dermatologics business;
•a decrease in Amortization of intangible assets of $53 million primarily attributable to fully amortized intangible assets no longer being amortized in 2021;
•an increase in Asset impairments, including loss on assets held for sale of $16 million attributable to higher impairments to certain products; and
•a favorable change in Other (income) expense, net of $201 million, primarily attributable to insurance recoveries related to certain litigation matters partially offset by the loss on the completion of the Amoun Sale.
Operating income for the three months ended September 30, 2021 and 2020 was $574 million and $460 million, and included non-cash charges for Depreciation and amortization of intangible assets of $382 million and $436 million, Asset impairments, including loss on assets held for sale of $18 million and $2 million and Share-based compensation of $33 million and $27 million, respectively.
Income before income taxes for the three months ended September 30, 2021 and 2020 was $216 million and $75 million, respectively, an increase of $141 million. The increase is primarily attributable to: (i) the increase in our operating results of $114 million, as previously discussed, (ii) a decrease in Interest expense of $23 million and (iii) a favorable net change in Foreign exchange and other of $16 million partially offset by an increase in Loss on extinguishment of debt of $12 million.
Net income attributable to Bausch Health Companies Inc. for the three months ended September 30, 2021 and 2020 was $188 million and $71 million, respectively, an increase in our results of $117 million. The increase in our results was primarily due to the increase in our Income before income taxes of $141 million, as previously discussed, partially offset by an unfavorable change in income taxes of $20 million.
Summary of the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Revenue for the nine months ended September 30, 2021 and 2020 was $6,238 million and $5,814 million, respectively, an increase of $424 million, or 7%. The increase was primarily due to: (i) the net increase in volumes and (ii) the favorable impact of foreign currencies, primarily in Europe, Asia and Canada. These increases were partially offset by: (i) a decrease in net realized pricing and (ii) our divestiture of Amoun on July 26, 2021. The net increase in volumes was primarily due to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, primarily during the three months ended June 30, 2021, partially offset by the impact of the loss of exclusivity of certain products.
Operating income for the nine months ended September 30, 2021 and 2020 was $83 million and $681 million, respectively, a decrease in our operating results of $598 million and reflects, among other factors:
•an increase in contribution of $256 million primarily due to: (i) the increase in volumes, as previously discussed, and (ii) the favorable impact of foreign currencies, partially offset by: (i) the decrease in net realized pricing and (ii) the impact of our divestiture of Amoun on July 26, 2021;
•an increase in SG&A of $213 million primarily attributable to: (i) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, (ii) Separation-related and IPO-related costs incurred in 2021 and (iii) the impact of foreign currencies;
•an increase in R&D of $15 million primarily attributable to the non-recurrence of the temporary suspension in certain R&D activities and clinical trials in 2020, partially offset by a rebalancing of our portfolio within the Ortho Dermatologics business;
•a decrease in Amortization of intangible assets of $208 million primarily attributable to fully amortized intangible assets no longer being amortized in 2021;
•Goodwill impairments of $469 million related to the impairment to the goodwill of the Ortho Dermatologics reporting unit during the three months ended March 31, 2021 as a result of revised forecasts due to: (i) certain products that continued to experience longer launch cycles than originally anticipated, in part due to COVID-19 pandemic factors, and (ii) other changes to its product pipeline;
•an increase in Asset impairments, including loss on assets held for sale of $196 million, primarily attributable to: (i) higher impairments to certain products and (ii) additional losses during 2021 related to assets classified as held for sale; and
•an unfavorable change in Other (income) expense, net of $157 million primarily attributable: (i) to higher adjustments related to the settlements of certain litigation matters during the nine months ended September 30, 2021 and (ii) the loss on the completion of the Amoun Sale during the three months ended September 30, 2021, partially offset by: (i) insurance recoveries related to certain litigation matters during the three months ended September 30, 2021 and (ii) decreases in charges for Acquisition-related contingent consideration and Acquired in-process research and development costs.
Operating income for the nine months ended September 30, 2021 and 2020 was $83 million and $681 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $1,189 million and $1,397 million, Asset impairments, including loss on assets held for sale of $213 million and $17 million, Goodwill impairments of $469 million and $0, and Share-based compensation of $95 million and $81 million, respectively.
Our Loss before income taxes for the nine months ended September 30, 2021 and 2020 was $1,045 million and $540 million, respectively, an increase of $505 million. The increase in our Loss before income taxes is primarily attributable to: (i) the decrease in our operating results of $598 million, as previously discussed, and (ii) an increase in Loss on extinguishment of debt of $11 million partially offset by: (i) a decrease in Interest expense of $72 million and (ii) the favorable change in Foreign exchange and other of $37 million.

Net loss attributable to Bausch Health Companies Inc. for the nine months ended September 30, 2021 and 2020 was $1,017 million and $407 million, respectively, a decrease in our results of $610 million. The decrease in our results was primarily due to: (i) the increase in our Loss before income taxes of $505 million, as previously discussed and (ii) a decrease in Benefit from income taxes of $97 million.
RESULTS OF OPERATIONS
Our unaudited operating results for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Revenues
Product sales	$2,088	$2,111	$(23)	$6,167	$5,734	$433
Other revenues	23	27	(4)	71	80	(9)
	2,111	2,138	(27)	6,238	5,814	424
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	574	578	(4)	1,742	1,565	177
Cost of other revenues	8	12	(4)	26	39	(13)
Selling, general and administrative	653	572	81	1,944	1,731	213
Research and development	121	103	18	348	333	15
Amortization of intangible assets	338	391	(53)	1,055	1,263	(208)
Goodwill impairments	—	—	—	469	—	469
Asset impairments, including loss on assets held for sale	18	2	16	213	17	196
Restructuring, integration, separation and IPO costs	8	2	6	29	13	16
Other (income) expense, net	(183)	18	(201)	329	172	157
	1,537	1,678	(141)	6,155	5,133	1,022
Operating income	574	460	114	83	681	(598)
Interest income	2	2	—	6	11	(5)
Interest expense	(351)	(374)	23	(1,083)	(1,155)	72
Loss on extinguishment of debt	(12)	—	(12)	(62)	(51)	(11)
Foreign exchange and other	3	(13)	16	11	(26)	37
Income (loss) before (provision for) benefit from income taxes	216	75	141	(1,045)	(540)	(505)
(Provision for) benefit from income taxes	(25)	(5)	(20)	36	133	(97)
Net income (loss)	191	70	121	(1,009)	(407)	(602)
Net (income) loss attributable to noncontrolling interest	(3)	1	(4)	(8)	—	(8)
Net income (loss) attributable to Bausch Health Companies Inc.	$188	$71	$117	$(1,017)	$(407)	$(610)
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
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
Our revenues were $2,111 million and $2,138 million for the three months ended September 30, 2021 and 2020, respectively, a decrease of $27 million, or 1%. The decrease was due to: (i) the impact of divestitures and discontinuations of $46 million, primarily attributable to our divestiture of Amoun on July 26, 2021 and (ii) a decrease in net realized pricing of $36 million, primarily in our Bausch + Lomb and Diversified Products segments. These decreases were partially offset by: (i) the net increase in volumes of $36 million primarily in our Bausch + Lomb and Salix segments and (ii) the favorable impact of foreign currencies of $19 million, primarily in Asia, Latin America and Canada. The net increase in volumes was primarily due to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, partially offset by the impact of the loss of exclusivity of certain products primarily in our Bausch + Lomb and Salix segments.

The changes in our segment revenues and segment profits, including the impacts of COVID-19 pandemic related matters for the three and nine months ended September 30, 2021, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	2021		2020
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,437	100.0%	$3,431	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	166	4.8%	164	4.8%
Returns	17	0.5%	17	0.5%
Rebates	615	17.9%	569	16.6%
Chargebacks	494	14.4%	516	15.0%
Distribution fees	57	1.6%	54	1.6%
Total provisions	1,349	39.2%	1,320	38.5%
Net product sales	2,088	60.8%	2,111	61.5%
Other revenues	23		27
Revenues	$2,111		$2,138
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 39.2% and 38.5% for the three months ended September 30, 2021 and 2020, respectively, an increase of 0.7 percentage points and includes:
•discounts and allowances as a percentage of gross product sales were unchanged as: (i) higher discounts for Glumetza® AG, (ii) the impact of higher gross product sales for Xifaxan® and (iii) the impact of the launch of the generic Lotemax® Gel AG were offset by lower gross product sales and lower discount rates for certain generic products, such as Elidel® AG and Clindagel® AG;
•returns as a percentage of gross product sales were unchanged as the Company's improving return experience was offset by reductions in variable consideration for sales returns related to past sales in 2021 as compared to 2020. Over the last several years, the Company has increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including, but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving the sales return experience, primarily related to branded and generic products. Included in the product returns provision for the three months ended September 30, 2021 and 2020 are reductions in variable consideration for sales returns related to past sales of approximately $28 million and $38 million, respectively. See Note 3, "REVENUE RECOGNITION" to our unaudited interim Consolidated Financial Statements regarding further details related to product sales provisions;
•rebates as a percentage of gross product sales were higher primarily due to: (i) an increase in gross product sales of certain branded products with higher rebate rates, such as Xifaxan®, Prolensa® and Trulance® and (ii) an increase in rebates due to the launch of Arazlo® (June 2020) and were partially offset by the impact of lower gross product sales for certain branded products, such as Retin-A Micro® 0.06, Duobrii® and Uceris® Tablets, and our generic product Glumetza® AG;
•chargebacks as a percentage of gross product sales were lower primarily due to the impact of lower gross product sales for Glumetza® AG partially offset by increased gross product sales and higher chargeback rates for certain products, such as Glumetza® SLX, Xifaxan®, Retin-A-Cream® and Mysoline® AG; and
•distribution service fees as a percentage of gross product sales were unchanged. No price appreciation credits were provided for the three months ended September 30, 2021 and 2020.
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
Cost of goods sold was $574 million and $578 million for the three months ended September 30, 2021 and 2020, respectively, a decrease of $4 million, or 1%. The decrease was primarily driven by: (i) the impact of the divestiture of Amoun on July 26, 2021 and (ii) lower manufacturing variances partially offset by the increase in volumes, previously discussed. Lower manufacturing variances are primarily due to the benefits from the non-recurrence of certain variances driven by the impacts of the COVID-19 pandemic in 2020, as previously discussed, partially offset by inflationary pressures related to certain manufacturing costs.
As the recovery from the COVID-19 pandemic continues and businesses reopen, many companies are reporting unexpected price increases for certain costs, such as labor, materials, shipping and utilities. The increased costs have resulted in additional manufacturing variances and have had a negative impact on our contribution margins during the nine months ended September 30, 2021. Through the date of this filing, we are unable to determine if these inflationary factors are transitory or should be expected over a long term.
Cost of goods sold as a percentage of product sales revenue were 27.5% and 27.4% for the three months ended September 30, 2021 and 2020, respectively, an increase of 0.1 percentage points.
Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs. Also included in SG&A expenses for the three and nine months ended September 30, 2021 are Separation-related and IPO-related costs. The Company has incurred, and will incur, Separation-related and IPO-related costs which are incremental costs indirectly related to the B+L Separation and Solta IPO. Separation-related and IPO-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification.
SG&A expenses were $653 million and $572 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $81 million, or 14%. The increase was primarily attributable to: (i) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed and (ii) an increase in Separation-related and IPO-related costs of $32 million.
During 2020, the Company took certain profit protection measures to manage and reduce operating expenses during the COVID-19 pandemic, which resulted in year-over-year increases primarily in selling expenses and advertising and promotion expenses. These profit protection measures were successful in expanding the profit margins in many of our businesses, as previously discussed. As the pace of recovery in each geography accelerates, we expect to allocate more resources to selling and other promotional activities to drive our return to sustainable revenue and profit growth. Therefore, if the recovery continues, we expect our operating expenses to increase in support of our existing products, product launches and products in development and as a result expect to see our operating expenses for the remainder of 2021 to exceed our operating expenses in 2020 for the same period.
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
R&D expenses were $121 million and $103 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $18 million, or 17%. The increase was primarily attributable to the non-recurrence of the temporary suspension in certain R&D activities and clinical trials in 2020 due to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, partially offset by the impact of rebalancing our portfolio within the Ortho Dermatologics business. R&D expenses as a percentage of Product sales were approximately 6% and 5% for the three months ended September 30, 2021 and 2020, respectively.
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
Amortization of intangible assets was $338 million and $391 million for the three months ended September 30, 2021 and 2020, respectively, a decrease of $53 million. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2021.
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
Asset impairments, including loss on assets held for sale were $18 million and $2 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $16 million. Asset impairments, including loss on assets held for sale for the three months ended September 30, 2021 were $18 million and include: (i) impairments of $9 million due to decreases in forecasted sales of a certain product line in our Diversified Products segment and (ii) impairments of $9 million, in aggregate, related to the discontinuance of certain product lines.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to our intangible assets.

Restructuring, Integration, Separation and IPO Costs
Restructuring, integration separation and IPO costs were $8 million and $2 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $6 million.
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
Restructuring and integration costs were $3 million and $1 million for the three months ended September 30, 2021 and 2020, respectively. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation and IPO Costs
The Company has incurred, and will incur, costs associated with activities to effectuate the B+L Separation and the Solta IPO. These activities include: (i) separating the Bausch + Lomb and Solta Medical businesses from the remainder of the Company and (ii) registering the Bausch + Lomb and Solta Medical businesses as independent publicly traded entities. Separation and IPO costs are incremental costs directly related to the B+L Separation and Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for the Bausch + Lomb and Solta Medical entities. Separation and IPO costs were $5 million and $1 million for the three months ended September 30, 2021 and 2020, respectively. The Company continues to make progress toward internal objectives necessary for the B+L Separation and Solta IPO and the extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
See Note 5, "RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS" to our unaudited interim Consolidated Financial Statements for further details regarding these actions.
Other (Income) Expense, Net
Other (income) expense, net for the three months ended September 30, 2021 and 2020 consists of the following:

	Three Months Ended September 30,
(in millions)	2021	2020
Litigation and other matters	$(212)	$4
Loss on sale of assets	21	—
Acquisition-related contingent consideration	8	2
Acquired in-process research and development costs	—	12
	$(183)	$18
Litigation and other matters for the three months ended September 30, 2021, includes insurance recoveries of $213 million related to certain litigation matters as discussed in Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements. Loss on sale of assets for the three months ended September 30, 2021, includes a loss of $26 million upon completion of the Amoun Sale as discussed in Note 4, "ACQUISITION, LICENSING AGREEMENTS AND DIVESTITURE" to our unaudited interim Consolidated Financial Statements.
Acquired in-process research and development costs for the three months ended September 30, 2020 includes the $10 million upfront payment for an option to acquire all ophthalmology assets of Allegro Ophthalmics, LLC, as discussed in Note 4, "ACQUISITION, LICENSING AGREEMENTS AND DIVESTITURE" to our unaudited interim Consolidated Financial Statements.

Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt premiums, discounts and deferred issuance costs on indebtedness under our credit facilities and notes and the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company's cross-currency swaps.
Interest expense was $351 million and $374 million, and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $17 million and $13 million, for the three months ended September 30, 2021 and 2020, respectively. Interest expense for the three months ended September 30, 2021 decreased $23 million, or 6%, as compared to the three months ended September 30, 2020, primarily due to lower outstanding principal balances. The weighted average stated rate of interest as of September 30, 2021 and 2020 was 5.91% and 5.94%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $12 million and $0 for the three months ended September 30, 2021 and 2020, respectively, primarily associated with debt repayments made during the three months ended September 30, 2021, as previously discussed.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other primarily includes: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts. Foreign exchange and other was a gain of $3 million and a loss of $13 million for the three months ended September 30, 2021 and 2020, respectively, a favorable net change of $16 million.
Income Taxes
Provision for income taxes was $25 million and $5 million for the three months ended September 30, 2021 and 2020, respectively, an unfavorable change of $20 million.
Our effective income tax rate for the three months ended September 30, 2021 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) changes in uncertain tax positions, (b) adjustments for book to income tax return provisions and (c) a tax deduction for stock compensation.
Our effective income tax rate for the three months ended September 30, 2020 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) tax law changes, (b) adjustments for book to income tax return provisions and (c) changes in uncertain tax positions.
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
•The International Rx segment consists of sales, with the exception of sales of Bausch + Lomb products and Solta aesthetic medical devices, outside the U.S. and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical products and OTC products.
•The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta aesthetic medical devices.
•The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products and (iii) dentistry products.
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, Acquired in-process research and development costs, Restructuring, integration, separation and IPO costs and Other (income) expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 19, "SEGMENT INFORMATION" to our unaudited interim Consolidated Financial Statements for a reconciliation of segment profit to Income (loss) before (provision for) benefit from income taxes.
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended September 30, 2021 and 2020. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021		2020		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb	$949	45%	$916	43%	$33	4%
Salix	527	24%	496	23%	31	6%
International Rx	271	13%	308	14%	(37)	(12)%
Ortho Dermatologics	140	7%	143	7%	(3)	(2)%
Diversified Products	224	11%	275	13%	(51)	(19)%
Total revenues	$2,111	100%	$2,138	100%	$(27)	(1)%

Segment Profits / Segment Profit Margins
Bausch + Lomb	$247	26%	$274	30%	$(27)	(10)%
Salix	377	72%	360	73%	17	5%
International Rx	92	34%	104	34%	(12)	(12)%
Ortho Dermatologics	64	46%	69	48%	(5)	(7)%
Diversified Products	161	72%	207	75%	(46)	(22)%
Total segment profits	$941	45%	$1,014	47%	$(73)	(7)%
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
Acquisitions, divestitures and discontinuations: In order to present period-over-period organic revenues (non-GAAP) on a comparable basis, revenues associated with acquisitions, divestitures and discontinuations are adjusted to include only revenues from those businesses and assets owned during both periods. Accordingly, organic revenue growth (non-GAAP) excludes from the current period, all revenues attributable to each acquisition for twelve months subsequent to the day of acquisition, as there are no revenues from those businesses and assets included in the comparable prior period. Organic revenue growth (non-GAAP) excludes from the prior period (but not the current period), all revenues attributable to each divestiture and discontinuance during the twelve months prior to the day of divestiture or discontinuance, as there are no revenues from those businesses and assets included in the comparable current period. There were no acquisitions during the twelve month period ended September 30, 2021.
The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (Non-GAAP) for the three months ended September 30, 2021 and 2020 by segment.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Bausch + Lomb	$949	$(10)	$939	$916	$(4)	$912	$27	3%
Salix	527	—	527	496	—	496	31	6%
International Rx	271	(7)	264	308	(42)	266	(2)	(1)%
Ortho Dermatologics	140	(2)	138	143	—	143	(5)	(3)%
Diversified Products	224	—	224	275	—	275	(51)	(19)%
Total	$2,111	$(19)	$2,092	$2,138	$(46)	$2,092	$—	—%
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment has a diversified product line with no single product group representing 10% or more of its product sales. The Bausch + Lomb segment revenue was $949 million and $916 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $33 million, or 4%. The increase was primarily attributable to: (i) an increase in volumes across all our Bausch + Lomb businesses of $49 million primarily due to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, partially offset by: (a) the non-recurrence of a sale of Soothe®, a product of our Consumer business, to a key U.S. customer during the three months ended September 30, 2020 and (b) the impact of generic competition as certain products, such as Lotemax® Gel, lost exclusivity and (ii) the favorable impact of foreign currencies of $10 million, primarily in Europe and Asia. These increases were partially offset by: (i) a decrease in net realized pricing of $22 million primarily due to higher sales deductions in our Ophthalmology business in the U.S. and (ii) the impact of divestitures and discontinuations of $4 million, related to the discontinuation of several products. The increase in volumes was most notable in our Consumer and Surgical businesses, and geographically was primarily attributable to increases in Europe.
During 2020, the volumes of our Bausch + Lomb segment were most negatively impacted by the COVID-19 pandemic during our second quarter. During 2020, the postponement of certain surgical and elective medical procedures related to the COVID-19 pandemic, and associated declines in pre- and post-operative prescriptions, negatively impacted the volumes of our Ophthalmology and Surgical businesses while the reduction in the consumption of contact lenses worldwide due to limited social interactions and, in some regions, government recommended use of frames, negatively impacted the volumes of our Vision Care business. During our first quarter of 2020, certain customers engaged in "pantry-loading", which, positively impacted the volumes of our Consumer business during that quarter but negatively impacted the volumes of our Consumer business for our second quarter of 2020. However, as governments began lifting social restrictions, the negative trend in the revenues of these businesses began to level off and stabilize prior to our third quarter and continued into our fourth quarter of 2020 and first quarter of 2021.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the three months ended September 30, 2021 and 2020 was $247 million and $274 million, respectively, a decrease of $27 million, or 10%. The decrease was primarily driven by: (i) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, which resulted in year-over-year increases primarily in selling expenses and advertising and promotion expenses and (ii) the non-recurrence of the temporary suspension in certain R&D activities and clinical trials in 2020 due to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed. These decreases were partially offset by an increase in contribution primarily attributable to: (i) the net increase in revenues, as previously discussed, and (ii) lower manufacturing variances. The lower manufacturing variances were primarily due to the non-recurrence of certain variances driven by the impacts of the COVID-19 pandemic in 2020, as previously discussed, partially offset by inflationary pressures related to certain manufacturing costs, as previously discussed.
Salix Segment:
Salix Segment Revenue
The Salix segment includes our Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 81% and 77% of the Salix segment revenues for the three months ended September 30, 2021 and 2020, respectively. No other single product group represents 10% or more of the Salix segment product sales. Salix segment revenue for the three months ended September 30, 2021 and 2020 was $527 million and $496 million, respectively, an increase of $31 million, or 6%. The increase is primarily driven by: (i) an increase in volumes of $28 million primarily attributable to our Xifaxan® IBS-D product and the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, partially offset by the impact of generic competition as certain products, such as Apriso®, lost exclusivity and (ii) an increase in net realized pricing of $3 million.
Salix Segment Profit
The Salix segment profit for the three months ended September 30, 2021 and 2020 was $377 million and $360 million, respectively, an increase of $17 million, or 5%. The increase was primarily driven by the net increase in revenues, as previously discussed, partially offset by the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, which resulted in year-over-year increases primarily in selling expenses and advertising and promotion expenses.
International Rx Segment:
International Rx Segment Revenue
The International Rx segment has a diversified product line with no single product group representing 10% or more of its product sales. The International Rx segment revenue was $271 million and $308 million for the three months ended September 30, 2021 and 2020, respectively, a decrease of $37 million, or 12%. The decrease was primarily attributable to: (i) the impact of divestitures and discontinuations of $42 million, primarily attributable to our divestiture of Amoun on July 26, 2021 and (ii) a decrease in volumes of $16 million, primarily in Canada and Latin America. Revenues associated with Amoun were $20 million and $60 million for the three months ended September 30, 2021 and 2020, respectively. These decreases were partially offset by: (i) an increase in net realized pricing of $14 million and (ii) the favorable impact of foreign currencies of $7 million, primarily in Latin America.
International Rx Segment Profit
The International Rx segment profit for the three months ended September 30, 2021 and 2020 was $92 million and $104 million, respectively, a decrease of $12 million, or 12%. The decrease was primarily attributable to: (i) our divestiture of Amoun on July 26, 2021 and (ii) the decrease in volumes, previously discussed, partially offset by the increase in net realized pricing, previously discussed.

Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment includes the Thermage® and Jublia® product lines, which accounted for approximately 41% and 11% of the Ortho Dermatologics segment revenues for the three months ended September 30, 2021, respectively. No other single product group represents 10% or more of the Ortho Dermatologics segment revenues. The Ortho Dermatologics segment revenue for the three months ended September 30, 2021 and 2020 was $140 million and $143 million, respectively, a decrease of $3 million, or 2%. The decrease is a result of a decrease in net realized pricing of $6 million, as a result of higher sales deductions in our medical dermatology products. The decrease was partially offset by: (i) the favorable impact of foreign currencies of $2 million and (ii) an increase in volume of $1 million.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the three months ended September 30, 2021 and 2020 was $64 million and $69 million, respectively, a decrease of $5 million, or 7%. The decrease was primarily driven by: (i) the net decrease in revenues, as previously discussed, and (ii) an increase in R&D expenses due to the non-recurrence of the temporary suspension in certain R&D activities and clinical trials in 2020 due to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed.
Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021		2020		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$66	29%	$81	29%	$(15)	(19)%
Aplenzin®	25	11%	26	9%	(1)	(4)%
Arestin®	21	9%	17	6%	4	24%
Ativan® Franchise	11	5%	22	8%	(11)	(50)%
Librium®	10	4%	—	—%	10	100%
Cardizem® Franchise	8	4%	11	4%	(3)	(27)%
Diastat® Franchise	7	3%	8	3%	(1)	(13)%
Mysoline® Franchise	6	3%	8	3%	(2)	(25)%
Xenazine® Franchise	5	2%	7	3%	(2)	(29)%
Elidel® Franchise	5	2%	3	1%	2	67%
Other product revenues	59	28%	89	33%	(30)	(34)%
Other revenues	1	—%	3	1%	(2)	(67)%
Total Diversified Products revenues	$224	100%	$275	100%	$(51)	(19)%
The Diversified Products segment revenue for the three months ended September 30, 2021 and 2020 was $224 million and $275 million, respectively, a decrease of $51 million, or 19%. The decrease was primarily driven by: (i) a decrease in volume of $26 million and (ii) a decrease in net realized pricing of $25 million, primarily in our Generics and Neurology and Other business. The decrease in volume was primarily attributable to a decrease in our Neurology and Other business primarily due to lower demand of Wellbutrin®, Ativan® and Pepcid®.
Diversified Products Segment Profit
The Diversified Products segment profit for the three months ended September 30, 2021 and 2020 was $161 million and $207 million, respectively, a decrease of $46 million, or 22%. The decrease was primarily driven by a decrease in contribution primarily attributable to the net decrease in revenues, as previously discussed.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Revenues
Our revenue was $6,238 million and $5,814 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $424 million, or 7%. The increase was due to: (i) the net increase in volumes of $451 million primarily in our Bausch + Lomb, Salix, Ortho Dermatologics and International Rx segments and (ii) the favorable impact of foreign currencies of $112 million primarily in Europe, Asia and Canada. These increases were partially offset by: (i) a decrease in net realized pricing of $79 million primarily due to higher sales deductions and (ii) the impact of divestitures and discontinuations of $60 million, primarily attributable to our divestiture of Amoun on July 26, 2021. The net increase in volumes was primarily due to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, partially offset by: (i) the impact of the loss of exclusivity of certain products primarily in our Diversified Products, Bausch + Lomb and Ortho Dermatologics segments and (ii) the impacts of a third-party supplier quality issue on the revenues of certain Consumer products included in our Bausch + Lomb segment, as discussed below.
Our 2020 revenues were most negatively impacted during our second quarter by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to our third quarter of 2020. At the current pace of the recovery, we anticipate that our revenues will likely return to pre-pandemic levels for many of our businesses and geographies in 2021 and for the remaining businesses and geographies in 2022. However, as our revenues were most negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic during our second quarter of 2020, we expect the rate of growth for the remainder of 2021 to be lower than the year-over-year revenue growth for the nine months ended September 30, 2021.
The changes in our segment revenues and segment profits, including the impacts of COVID-19 pandemic related matters for the three and nine months ended September 30, 2021, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021		2020
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$10,229	100.0%	$9,431	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	472	4.6%	457	4.8%
Returns	94	0.9%	71	0.8%
Rebates	1,842	18.0%	1,587	16.8%
Chargebacks	1,487	14.6%	1,433	15.2%
Distribution fees	167	1.6%	149	1.6%
Total provisions	4,062	39.7%	3,697	39.2%
Net product sales	6,167	60.3%	5,734	60.8%
Other revenues	71		80
Revenues	$6,238		$5,814
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 39.7% and 39.2% for the nine months ended September 30, 2021 and 2020, respectively, an increase of 0.5 percentage points and includes:
•discounts and allowances as a percentage of gross product sales were lower primarily due to lower discount rates and gross product sales for certain generic products, such as Migranal® AG, Elidel® AG and Timoptic® AG;
•returns as a percentage of gross product sales was higher and primarily reflects a lower adjustment in 2021 as compared to 2020 for improving sales return experience. Over the last several years, the Company has increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including, but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving the sales return experience, primarily related to branded and generic products. Included in the product returns provision for the nine months ended September 30, 2021 and 2020, are reductions in variable consideration for sales returns related to past sales of approximately $28 million and $38 million, during the three months ended September 30, 2021 and 2020, respectively. See Note 3, "REVENUE RECOGNITION" to our unaudited interim Consolidated Financial Statements regarding further details related to product sales provisions. In addition, returns as a percentage of gross product sales was higher due to the recall of certain Consumer products as a result of a third-party supplier of sterilization services for our lens care solution bottles and caps at our Milan, Italy facility, discussed below;
•rebates as a percentage of gross product sales were higher primarily due the impact of: (i) an increase in gross product sales of certain branded products with higher rebate rates, such as Xifaxan®, Jublia®, and Prolensa® and (ii) an increase in rebates due to the launch of Arazlo® (June 2020) and was partially offset by lower gross product sales and lower rebate rates for branded products such as Apriso®, Duobrii®, Wellbutrin® and Uceris® Tablets;
•chargebacks as a percentage of gross product sales were lower primarily due to the impacts of lower chargeback rates and gross product sales for certain products such as Glumetza® AG, Wellbutrin® and Targretin® AG partially offset by higher chargeback rates and gross product sales for certain products such as Glumetza® SLX, Mysoline® and Syprine® AG; and
•distribution service fees as a percentage of gross product sales were unchanged. Price appreciation credits were offset against the distribution service fees we paid wholesalers and were $1 million and $4 million for the nine months ended September 30, 2021 and 2020, respectively.
Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $1,742 million and $1,565 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $177 million, or 11%. The increase was primarily driven by: (i) the net increase in volumes, as previously discussed, and (ii) the unfavorable impact of foreign currencies. These increases were partially offset by: (i) the impact of the divestiture of Amoun on July 26, 2021 and (ii) lower manufacturing variances primarily due to the benefits from the non-recurrence of certain variances driven by the impacts of the COVID-19 pandemic in 2020, as previously discussed, partially offset by: (a) charges related to a quality issue at a third-party supplier, as discussed below, and (b) inflationary pressures related to certain manufacturing costs, as previously discussed.
Cost of goods sold as a percentage of product sales revenue was 28.2% and 27.3% for the nine months ended September 30, 2021 and 2020, respectively, an increase of 0.9 percentage points. Costs of goods sold as a percentage of Product sales revenue was unfavorably impacted by the decrease in net realized pricing, as previously discussed.
We were notified by a third-party supplier of sterilization services for our lens care solution bottles and caps at our Milan, Italy facility, of inconsistencies in the sterilization data versus certificates of conformance previously submitted to us by that supplier. Based on our internal Health and Safety Analysis, it was determined that this issue did not affect the safety or performance of any of our products and is limited to a specific number of lots for certain Consumer products within our Bausch + Lomb segment. However, out of an abundance of caution and working with the appropriate notified body and responsible health authorities, we have contained and/or recalled down to the consumer level the limited number of affected lots of products resulting in $8 million of manufacturing variances and $6 million of returns. Further, although our Greenville, South Carolina facility increased production to support some of the demand in the near term, due to the limited availability of qualified materials, production at the Milan facility could not keep up with demand which negatively impacted our sales for the affected products in this region during the nine months ended September 30, 2021. At this time, we have removed this supplier from our Approved Supplier List and qualified another sterilization supplier, who, along with an existing secondary supplier, have and will provide bottle sterilization, thereby allowing our Milan facility to return to full production capacity. Although it is possible additional charges may be incurred, at this time we believe no additional charges will be necessary.
Selling, General and Administrative Expenses
SG&A expenses were $1,944 million and $1,731 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $213 million, or 12%. The increase was primarily attributable to: (i) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the

COVID-19 pandemic, as previously discussed, (ii) an increase in Separation-related and IPO-related costs of $87 million and (iii) the impact of foreign currencies.
During 2020, the Company took certain profit protection measures to manage and reduce operating expenses during the COVID-19 pandemic, which resulted in year-over-year increases primarily in selling expenses and advertising and promotion expenses. These profit protection measures were successful in expanding the profit margins in many of our businesses as previously discussed. As the pace of recovery in each geography accelerates, we expect to allocate more resources to selling and other promotional activities to drive our return to sustainable revenue and profit growth. Therefore, if the recovery continues, we expect our operating expenses to increase in support of our existing products, product launches and products in development and as a result expect to see our operating expenses for the remainder of 2021 exceed our operating expenses in 2020 for the same period.
Research and Development
R&D expenses were $348 million and $333 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $15 million, or 5%. The increase was primarily attributable to the non-recurrence of the temporary suspension in certain R&D activities and clinical trials in 2020 due to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, partially offset by the impact of rebalancing our portfolio within the Ortho Dermatologics business. R&D expenses as a percentage of Product sales were approximately 6% for both the nine months ended September 30, 2021 and 2020.
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
Amortization of Intangible Assets
Amortization of intangible assets was $1,055 million and $1,263 million for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $208 million, or 16%. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2021.
Goodwill Impairments
Goodwill impairments were $469 million and $0 for the nine months ended September 30, 2021 and 2020, respectively. During the three months ended March 31, 2021, management identified launches of certain Ortho Dermatologics products which were not going to achieve their trajectories as forecasted once the social restrictions associated with the COVID-19 pandemic began to ease in the U.S. and offices of health care professionals could reopen. In addition, insurance coverage pressures within the U.S. continued to persist limiting patient access to topical acne and psoriasis products. In light of these developments, during the first quarter of 2021, the Company began taking steps to: (i) redirect its R&D spend to eliminate projects it has identified as high cost and high risk, (ii) redirect a portion of its marketing and product development outside the U.S. to geographies where there is better patient access and (iii) reduce its cost structure to be more competitive. As a result, during the three months ended March 31, 2021, the Company revised its long-term forecasts for the Ortho Dermatologics reporting unit. Management believed that these events were indicators that there is less headroom as of March 31, 2021 as compared to the headroom calculated on the date goodwill was last tested for impairment (October 1, 2020). Therefore, a quantitative fair value test for the Ortho Dermatologics reporting unit was performed. The quantitative fair value test utilized the Company's most recent cash flow projections as revised in the first quarter of 2021 to reflect the business changes previously discussed, including a range of potential outcomes, along with a long-term growth rate of 1.0% and a range of discount rates between 9.0% and 10.0%. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at March 31, 2021, and the Company recognized a goodwill impairment of $469 million.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to our goodwill impairment analysis.
Asset Impairments, Including Loss on Assets Held for Sale
Asset impairments, including loss on assets held for sale were $213 million and $17 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $196 million. Asset impairments, including loss on assets held for sale for the nine months ended September 30, 2021 includes: (i) impairments of $105 million, in aggregate, due to decreases in forecasted sales of certain product lines, (ii) an adjustment of $88 million to the loss on assets held for sale in connection with the Amoun Sale and (iii) impairments of $20 million, in aggregate, related to the discontinuance of certain product lines. Asset impairments, including loss on assets held for sale for the nine months ended September 30, 2020 include impairments of: (i) $16 million, in aggregate, due to decreases in forecasted sales of certain product lines and (ii) $1 million, in aggregate, related to the discontinuance of certain product lines not aligned with the focus of the Company's core businesses.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements regarding further details related to our intangible assets.
Restructuring, Integration, Separation and IPO Costs
Restructuring, integration, separation and IPO costs were $29 million and $13 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $16 million.
Restructuring and Integration Costs
Restructuring and integration costs were $9 million and $12 million for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $3 million. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation and IPO Costs
Separation and IPO costs were $20 million and $1 million for the nine months ended September 30, 2021 and 2020, respectively. The Company continues to make progress toward internal objectives necessary for the B+L Separation and Solta IPO and the extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
See Note 5, "RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS" to our unaudited interim Consolidated Financial Statements for further details regarding these actions.
Other (Income) Expense, Net
Other (income) expense, net for the nine months ended September 30, 2021 and 2020 consists of the following:

	Nine Months Ended September 30,
(in millions)	2021	2020
Litigation and other matters	$320	$127
Acquisition-related contingent consideration	8	26
Gain on sale of assets, net	(2)	(1)
Acquired in-process research and development costs	3	20
	$329	$172
Litigation and other matters for the nine months ended September 30, 2021, includes adjustments related to the Glumetza Antitrust Litigation, partially offset by insurance recoveries of $213 million related to certain litigation matters. See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements for further details regarding these matters.
Litigation and other matters for the nine months ended September 30, 2020, includes adjustments related to an SEC investigation into the Company and its former relationship with Philidor Rx Services, LLC ("Philidor"), its accounting practices and policies, its public disclosures and other matters (which investigation has now been settled) (the “SEC Investigation”) and the U.S. Securities Litigation and the Canadian Securities Litigation and related opt-outs of each. Litigation and other matters also includes an insurance recovery related to a certain litigation matter. See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements for further details regarding these matters.
Non-Operating Income and Expense
Interest Expense
Interest expense was $1,083 million and $1,155 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $42 million and $45 million for the nine months ended September 30,

2021 and 2020, respectively. Interest expense decreased $72 million, or 6%, primarily due to lower outstanding principal balances. The weighted average stated rate of interest as of September 30, 2021 and 2020 was 5.91% and 5.94%, respectively.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $62 million and $51 million for the nine months ended September 30, 2021 and 2020, respectively, primarily associated with the 2021 Refinancing Transactions and the 2020 Refinancing Transactions, respectively, as previously discussed.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a gain of $11 million and a loss of $26 million for the nine months ended September 30, 2021 and 2020, respectively, a favorable net change of $37 million primarily due to: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Income Taxes
Benefit from income taxes was $36 million and $133 million for the nine months ended September 30, 2021 and 2020, respectively, an unfavorable change of $97 million. Our effective income tax rate for the nine months ended September 30, 2021 differs from the statutory Canadian income tax rate primarily due to: (i) the tax benefit generated from our annualized mix of earnings by jurisdiction, (ii) the recording of valuation allowance on entities for which no tax benefit of losses is expected and (iii) the discrete treatment of certain tax matters, primarily related to: (a) net income tax benefit associated with certain legal settlements, (b) tax provision related to potential and recognized withholding tax on intercompany dividends, (c) changes in uncertain tax positions, (d) adjustments for book to income tax return provisions and (e) a tax deduction for stock compensation.
Our effective income tax rate for the nine months ended September 30, 2020 differs from the statutory Canadian income tax rate primarily due to: (i) the tax benefit generated from our annualized mix of earnings by jurisdiction, (ii) the recording of valuation allowance on entities for which no tax benefit of losses is expected and (iii) the discrete treatment of certain tax matters, primarily related to: (a) the release of a valuation allowance, (b) tax law changes, (c) adjustments for book to income tax return provisions, (d) changes in uncertain tax positions and (e) a tax deduction for stock compensation.
See Note 16, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.

Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the nine months ended September 30, 2021 and 2020. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021		2020		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb	$2,764	45%	$2,468	42%	$296	12%
Salix	1,515	24%	1,377	24%	138	10%
International Rx	890	14%	848	14%	42	5%
Ortho Dermatologics	418	7%	391	7%	27	7%
Diversified Products	651	10%	730	13%	(79)	(11)%
Total revenues	$6,238	100%	$5,814	100%	$424	7%

Segment Profits / Segment Profit Margins
Bausch + Lomb	$699	25%	$661	27%	$38	6%
Salix	1,074	71%	968	70%	106	11%
International Rx	304	34%	277	33%	27	10%
Ortho Dermatologics	195	47%	154	39%	41	27%
Diversified Products	472	73%	528	72%	(56)	(11)%
Total segment profits	$2,744	44%	$2,588	45%	$156	6%
The following table presents organic revenue (non-GAAP) and the year-over-year changes in organic revenue (non-GAAP) for the nine months ended September 30, 2021 and 2020 by segment. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “Reportable Segment Revenues and Profits”.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Bausch + Lomb	$2,764	$(69)	$2,695	$2,468	$(8)	$2,460	$235	10%
Salix	1,515	—	1,515	1,377	—	1,377	138	10%
International Rx	890	(34)	856	848	(44)	804	52	6%
Ortho Dermatologics	418	(9)	409	391	—	391	18	5%
Diversified Products	651	—	651	730	(8)	722	(71)	(10)%
Total	$6,238	$(112)	$6,126	$5,814	$(60)	$5,754	$372	6%
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $2,764 million and $2,468 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $296 million, or 12%. The increase was primarily attributable to: (i) an increase in volumes across all of our Bausch + Lomb businesses of $279 million primarily due to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, partially offset by: (a) the impact of generic competition as certain products, such as Lotemax® Gel, lost exclusivity and (b) the impacts of a third-party supplier quality issue on the revenues of certain Consumer products, as previously discussed, and (ii) the favorable impact of foreign currencies of $69 million, primarily in Europe and Asia. These increases were partially offset by: (i) a decrease in net realized pricing of $44 million primarily due to higher sales deductions in our Ophthalmology business, and (ii) the impact of divestitures and discontinuations of $8 million, related to several products. The increase in volumes was most notably seen in our Surgical and Vision care businesses, and geographically was primarily attributable to increases in Asia, the U.S. and Europe.

As previously discussed, during 2020, the volumes of our Bausch + Lomb segment were most negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic during our second quarter of 2020. However, as governments began lifting social restrictions, the negative trend in the revenues began to level off and stabilize prior to our third quarter and continued into our fourth quarter of 2020 and first quarter of 2021. At the current pace of the recovery, we anticipate that our revenues will likely return to pre-pandemic levels for many of our Bausch + Lomb businesses and geographies in 2021 and for the remaining Bausch + Lomb businesses and geographies in 2022. However, as our revenues were most negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic during our second quarter of 2020, we expect the rate of growth for the remainder of 2021 to be lower than the year-over-year revenue growth for the nine months ended September 30, 2021.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the nine months ended September 30, 2021 and 2020 was $699 million and $661 million, respectively, an increase of $38 million, or 6%. The increase was primarily driven by the increase in contribution primarily attributable to the net increase in revenues, as previously discussed. These increases were partially offset by: (i) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, which resulted in year-over-year increases primarily in selling expenses and advertising and promotion expenses and (ii) the non-recurrence of the temporary suspension in certain R&D activities and clinical trials in 2020 due to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed.
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 79% and 78% of the Salix segment revenues for the nine months ended September 30, 2021 and 2020, respectively. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the nine months ended September 30, 2021 and 2020 was $1,515 million and $1,377 million, respectively, an increase of $138 million, or 10%. The increase was primarily attributable to increases in: (i) volume of $107 million, primarily attributable to our Xifaxan® and Trulance® product lines and to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, and (ii) net realized pricing of $31 million, primarily attributable to our Xifaxan® product line, partially offset by higher sales adjustments for Glumetza® SLX.
Although we experienced COVID-19 pandemic related declines in year-over-year revenues in certain products during 2021, at the current pace of the recovery, we anticipate that our revenues will likely return to pre-pandemic levels for most of our Salix products in 2021. However, as our revenues were most negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic during our second quarter of 2020, we expect the rate of growth for the remainder of 2021 to be lower than the year-over-year revenue growth for the nine months ended September 30, 2021.
Salix Segment Profit
The Salix segment profit for the nine months ended September 30, 2021 and 2020 was $1,074 million and $968 million, respectively, an increase of $106 million, or 11%. The increase was primarily driven by the increase in contribution as a result of the increase in revenue, as previously discussed, partially offset by the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, which resulted in year-over-year increases primarily in selling expenses and advertising and promotion expenses.
International Rx Segment:
International Rx Segment Revenue
The International Rx segment has a diversified product line with no single product group representing 10% or more of its product sales. The International Rx segment revenue was $890 million and $848 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $42 million, or 5%. The increase was primarily attributable to: (i) an increase in volumes of $41 million, (ii) the favorable impact of foreign currencies of $34 million, primarily in Canada and Europe, and (iii) an increase in net realized pricing of $11 million. The increase in volumes is primarily due to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed. These increases were partially offset by the impact of divestitures and discontinuations of $44 million, primarily attributable to our divestiture of Amoun on July 26, 2021. Amoun revenues for the nine months ended September 30, 2021 and 2020 were $157 million and $179 million, respectively.

Although we experienced COVID-19 pandemic related declines in year-over-year revenues in certain products during 2021, at the current pace of the recovery, we anticipate that our revenues will likely return to pre-pandemic levels for many of our International Rx products and geographies in 2021 and for the remaining International Rx products and geographies in 2022. However, as our revenues were most negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic during our second quarter of 2020, we expect the rate of growth for the remainder of 2021 to be lower than the year-over-year revenue growth for the nine months ended September 30, 2021.
International Rx Segment Profit
The International Rx segment profit for the nine months ended September 30, 2021 and 2020 was $304 million and $277 million, respectively, an increase of $27 million, or 10%. The increase was primarily driven by the increase in contribution primarily attributable to the net increase in revenues, as previously discussed, partially offset by our divestiture of Amoun on July 26, 2021.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment includes the Thermage® and Jublia® product lines, which accounted for approximately 41% and 11% of the Ortho Dermatologics segment revenues for the nine months ended September 30, 2021, respectively. No other single product group represents 10% or more of the Ortho Dermatologics segment revenues. The Ortho Dermatologics segment revenue for the nine months ended September 30, 2021 and 2020 was $418 million and $391 million, respectively, an increase of $27 million, or 7%. The increase was primarily attributable to: (i) an increase in volume of $54 million and (ii) the favorable impact of foreign currencies of $9 million. These increases were partially offset by a decrease in net realized pricing of $36 million, as a result of higher sales deductions in our medical dermatology products. The increase in volume was primarily due to: (i) increased demand of Thermage FLX® in our Solta aesthetic medical device business and (ii) the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, and were partially offset by the impact of generic competition as certain medical dermatology products, such as Elidel®, lost exclusivity.
Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit for the nine months ended September 30, 2021 and 2020 was $195 million and $154 million, respectively, an increase of $41 million, or 27%. The increase is primarily due to: (i) an increase in contribution primarily attributable to: (a) the net increase in revenues, as previously discussed, and (b) lower manufacturing variances, (ii) a decrease in SG&A expenses and (iii) a decrease in R&D expenses due to the impact of rebalancing our portfolio within the Ortho Dermatologics business.

Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021		2020		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$182	28%	$204	28%	$(22)	(11)%
Aplenzin®	77	12%	75	10%	2	3%
Arestin®	67	10%	42	6%	25	60%
Ativan® Franchise	42	6%	37	5%	5	14%
Mysoline® Franchise	23	4%	18	2%	5	28%
Cardizem® Franchise	20	3%	25	3%	(5)	(20)%
Diastat® Franchise	19	3%	22	3%	(3)	(14)%
Xenazine® Franchise	17	3%	23	3%	(6)	(26)%
Librax® Franchise	13	2%	16	2%	(3)	(19)%
Uceris® AG	12	2%	15	2%	(3)	(20)%
Other product revenues	174	26%	247	35%	(73)	(30)%
Other revenues	5	1%	6	1%	(1)	(17)%
Total Diversified Products revenues	$651	100%	$730	100%	$(79)	(11)%
The Diversified Products segment revenue for the nine months ended September 30, 2021 and 2020 was $651 million and $730 million, respectively, a decrease of $79 million, or 11%. The decrease was primarily driven by: (i) a decrease in net realized pricing of $41 million, (ii) a decrease in volume of $30 million and (iii) the impact of divestitures and discontinuations of $8 million. The decrease in volume was primarily attributable to the impact of generic competition as certain products in our Neurology and Other business, such as Migranal®, Xenazine®, Mephyton®, Isuprel®, Syprine®, Cuprimine® and Demser®, lost exclusivity.
Diversified Products Segment Profit
The Diversified Products segment profit for the nine months ended September 30, 2021 and 2020 was $472 million and $528 million, respectively, a decrease of $56 million, or 11% and was primarily driven by the decrease in revenues, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
(in millions)	2021	2020	Change
Net loss	$(1,009)	$(407)	$(602)
Adjustments to reconcile net loss to net cash provided by operating activities	2,322	1,510	812
Cash provided by operating activities before changes in operating assets and liabilities	1,313	1,103	210
Changes in operating assets and liabilities	89	(386)	475
Net cash provided by operating activities	1,402	717	685
Net cash provided by (used in) investing activities	489	(177)	666
Net cash used in financing activities	(1,788)	(1,791)	3
Effect of exchange rate on cash and cash equivalents	(15)	(5)	(10)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash held for sale	88	(1,256)	1,344
Cash, cash equivalents and restricted cash, beginning of period	1,816	3,244	(1,428)
Cash, cash equivalents and restricted cash, end of period	$1,904	$1,988	$(84)
Operating Activities
Net cash provided by operating activities was $1,402 million and $717 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $685 million. The increase was attributable to: (i) the increase in Cash provided by operating activities before changes in operating assets and liabilities and (ii) Changes in operating assets.
Cash provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2021 and 2020 was $1,313 million and $1,103 million, respectively, an increase in cash of $210 million. The increase is primarily attributable to: (i) the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, and (ii) higher insurance recoveries during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 associated with certain litigation matters partially offset by: (i) higher payments of accrued legal settlements during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, (ii) higher payments for Separation and IPO costs and Separation-related and IPO-related costs during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 and (iii) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, which resulted in year-over-year increases in payments primarily for selling expenses and advertising and promotion expenses.
Changes in operating assets and liabilities resulted in a net increase in cash of $89 million for the nine months ended September 30, 2021, as compared to a decrease of $386 million for the nine months ended September 30, 2020, respectively, representing a net increase in cash of $475 million. During the nine months ended September 30, 2021, Changes in operating assets and liabilities was positively impacted by: (i) the timing of other payments in the ordinary course of business of $314 million and (ii) an increase in accrued interest due to timing of payments of $14 million and was partially offset by: (i) an increase in trade receivables of $177 million and (ii) an increase in inventories of $62 million. During the nine months ended September 30, 2020, Changes in operating assets and liabilities was negatively impacted by: (i) the timing of other payments in the ordinary course of business of $345 million and (ii) an increase in inventories of $178 million and was partially offset by: (i) an increase in accrued interest due to timing of payments of $70 million and (ii) the collection of trade receivables of $67 million.
Investing Activities
Net cash provided by investing activities was $489 million for the nine months ended September 30, 2021 and was primarily driven by: (i) Proceeds from sale of assets and businesses, net of costs to sell of $669 million, which is primarily attributable to the Amoun Sale and (ii) Interest settlements from cross-currency swaps of $23 million partially offset by Purchases of property, plant and equipment of $191 million.
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

Financing Activities
Net cash used in financing activities was $1,788 million for the nine months ended September 30, 2021 and was primarily driven by the repayments of debt of $3,200 million which consisted of: (i) $1,600 million of 7.00% Senior Secured Notes due 2024 as part of the 2021 Refinancing Transactions and (ii) the aggregate prepayments of $1,600 million using cash on hand, cash generated from operations and the net proceeds from the Amoun Sale. Issuance of long-term debt, net of discounts of $1,576 million primarily includes the proceeds of $1,580 million from the issuance of $1,600 million in principal amount of 4.875% Senior Secured Notes due June 2028.
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
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $22,358 million and $23,925 million as of September 30, 2021 and December 31, 2020, respectively. Aggregate contractual principal amounts due under our debt obligations were $22,585 million and $24,185 million as of September 30, 2021 and December 31, 2020, respectively, a decrease of $1,600 million. The decrease is attributable to the debt repayments previously discussed under "Cash Flows - Financing Activities" during the nine months ended September 30, 2021.
Our prepayment and refinancing of debt over the last four years translate into lower repayments of principal over the next four years, which, in turn, we believe will permit more cash flows to be directed toward developing our core assets, identifying new product opportunities and repaying additional debt amounts. The mandatory scheduled principal repayments of our debt obligations as of September 30, 2021, were as follows:

(in millions)
2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	Total
$—	$—	$—	$—	$9,723	$1,500	$2,250	$3,612	$3,250	$1,250	$1,000	$22,585
During October 2021, we drew down, net of repayments, $290 million under our 2023 Revolving Credit Facility which we used primarily to make deposits of approximately $300 million, in the aggregate, into escrow funds under the terms of settlement agreements regarding the Glumetza Antitrust Litigation and to pay interest and other business expenses. See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt” for further details.
Senior Secured Credit Facilities
On June 1, 2018, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Fourth Amended and Restated Credit and Guaranty Agreement, as amended by the First Incremental Amendment to the Restated Credit Agreement, dated as of November 27, 2018 (the “Restated Credit Agreement”) with a syndicate of financial institutions and investors as lenders. The Restated Credit Agreement provides for a revolving credit facility of $1,225 million, which matures on the earlier of June 1, 2023 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and Bausch Health Americas, Inc. ("BHA") in an aggregate principal amount in excess of $1,000 million (the "2023 Revolving Credit Facility") and term loan facilities of original principal amounts of $4,565 million and $1,500 million, maturing in June 2025 (the “June 2025 Term Loan B Facility”) and November 2025 (the "November 2025 Term Loan B Facility"), respectively. Both the Company and BHA are borrowers under the 2023 Revolving Credit Facility, borrowings under which may be made in U.S. dollars, Canadian dollars or euros.
Current Description of Senior Secured Credit Facilities
Borrowings under the Senior Secured Credit Facilities in U.S. dollars bear interest at a rate per annum equal to, at the Company's option, either: (i) a base rate determined by reference to the highest of: (a) the prime rate (as defined in the Restated Credit Agreement), (b) the federal funds effective rate plus 1/2 of 1.00% or (c) the eurocurrency rate (as defined in the Restated Credit Agreement) for a period of one month plus 1.00% (or if such eurocurrency rate shall not be ascertainable, 1.00%) or (ii) a eurocurrency rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (provided, however, that the eurocurrency rate shall at no time be less than 0.00% per annum), in each case plus an applicable margin.
Borrowings under the 2023 Revolving Credit Facility in euros bear interest at a eurocurrency rate determined by reference to the costs of funds for euro deposits for the interest period relevant to such borrowing (provided, however, that the eurocurrency rate shall at no time be less than 0.00% per annum), plus an applicable margin.
Borrowings under the 2023 Revolving Credit Facility in Canadian dollars bear interest at a rate per annum equal to, at the Company's option, either: (i) a prime rate determined by reference to the higher of: (a) the rate of interest last quoted by The Wall Street Journal as the “Canadian Prime Rate” or, if The Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the Bank of Canada as its prime rate and (b) the 1 month BA rate (as defined below) calculated daily plus 1.00% (provided, however, that the prime rate shall at no time be less than 0.00%) or (ii) the bankers’ acceptance rate for Canadian dollar deposits in the Toronto interbank market (the “BA rate”) for the interest period relevant to such borrowing (provided, however, that the BA rate shall at no time be less than 0.00% per annum), in each case plus an applicable margin.
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
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings. As of September 30, 2021, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 3.08% and 2.83% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2021, there were no remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of September 30, 2021, the stated rate of interest on the 2023 Revolving Credit Facility was 2.83% per annum. As of September 30, 2021, the Company had no outstanding borrowings, $54 million of issued and outstanding letters of credit and remaining availability of $1,171 million under its 2023 Revolving Credit Facility. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
The Restated Credit Agreement permits the incurrence of incremental credit facility borrowings up to the greater of $1,000 million and 28.5% of Consolidated Adjusted EBITDA (non-GAAP) (as defined in the Restated Credit Agreement), subject to customary terms and conditions, as well as the incurrence of additional incremental credit facility borrowings subject to a secured leverage ratio of not greater than 3.50:1.00, and, in the case of unsecured debt, a total leverage ratio of not greater than 6.50:1.00 or an interest coverage ratio of not less than 2.00:1.00.
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
The aggregate principal amount of our Senior Secured Notes as of September 30, 2021 and December 31, 2020 was $3,850 million and $4,250 million, respectively, a decrease of $400 million representing the prepayment of $400 million 7.00% Senior Secured Notes due 2024 using cash on hand and cash generated from operations during 2021. Further, in June 2021 as part of the 2021 Refinancing Transactions previously discussed, we accessed the credit markets and refinanced the remaining $1,600 million of existing 7.00% Senior Secured Notes due 2024 with $1,600 million of 4.875% Senior Secured Notes due 2028.
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $2,088 million and total liabilities of $1,682 million as of September 30, 2021, and revenues of $1,273 million and operating income of $44 million for the nine months ended September 30, 2021.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
The aggregate principal amount of our Senior Unsecured Notes as of September 30, 2021 and December 31, 2020 was $14,900 million and $15,500 million, respectively, a decrease of $600 million representing the prepayment of $600 million 6.125% Senior Unsecured Notes due 2025 using cash on hand and cash generated from operations during 2021.
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

Since 2017 through the date of this filing, the Company completed several actions which included using cash flows from operations to repay debt and refinancing debt with near-term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with the financial maintenance covenant. As of September 30, 2021, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast, as adjusted for the potential impacts of the COVID-19 pandemic, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of this Form 10-Q.
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
On August 6, 2020, we announced that we intend to separate our eye health business into an independent publicly traded entity, Bausch + Lomb from the remainder of Bausch Health Companies Inc. On August 3, 2021, we announced our intention to conduct an initial public offering of our aesthetic medical device business, Solta Medical. We intend to use the proceeds from the B+L Separation and the Solta IPO to repay, to the extent possible, a portion of our existing debt, thereby improving our capitalization and leverage. We believe the B+L Separation and the Solta IPO provides us with an attractive opportunity for liquidity to support the appropriate capitalization and leverage of the Bausch + Lomb entity, the Solta Medical entity and Bausch Pharma. However, management continues to consider the forms of the B+L Separation and the Solta IPO and is exploring a number of alternative capitalization structures in order to properly capitalize the three entities.
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
Weighted Average Interest Rate
The weighted average stated rate of interest of the Company's outstanding debt as of September 30, 2021 and December 31, 2020 was 5.91% and 6.02%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited interim Consolidated Financial Statements for further details.
Credit Ratings
As of November 2, 2021, the credit ratings and outlook from Moody's, Standard & Poor's and Fitch for certain outstanding obligations of the Company were as follows:

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

In addition to our working capital requirements, as of September 30, 2021, we expect our primary cash requirements during the remainder of 2021 to include:
•Debt repayments—As a result of prepayments and a series of refinancing transactions, we have reduced and extended the maturities of a substantial portion of our long-term debt and, as of the date of this filing, have no debt maturities until 2023 and have no mandatory amortization payments. We expect to make interest payments of approximately $360 million during the remainder of 2021 and may also elect to make additional principal payments under certain circumstances. During October 2021, we drew down, net of repayments, $290 million under our 2023 Revolving Credit Facility which we used primarily to make deposits of approximately $300 million, in the aggregate, into escrow funds under the terms of settlement agreements regarding the Glumetza Antitrust Litigation, as discussed below, and to pay interest and other business expenses. Further, in the ordinary course of business, we may borrow and repay other amounts under our 2023 Revolving Credit Facility to meet business needs;
•IT Infrastructure Investment—We expect to make payments of approximately $15 million for licensing, maintenance and capitalizable costs associated with our IT infrastructure improvement projects during the remainder of 2021;
•Capital expenditures—We expect to make payments of approximately $85 million for property, plant and equipment during the remainder of 2021;
•Contingent consideration payments—We expect to make contingent consideration and other development/approval/sales-based milestone payments of approximately $25 million during the remainder of 2021;
•Restructuring and integration payments—We expect to make payments of $3 million during the remainder of 2021 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through September 30, 2021;
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $4 million during the remainder of 2021; and
•Litigation Payments - In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of September 30, 2021, the Company's Consolidated Balance Sheet includes accrued current loss contingencies of $2,061 million related to matters which are both probable and reasonably estimable, of which $1,738 million, has been paid or is expected to be payable during the remainder of 2021; however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. The amounts which can be expected to be payable during the remainder of 2021 include inter alia agreements to resolve:
U.S. Securities Litigation for $1,210 million - The Company reached an agreement to resolve the U.S. Securities Litigation for $1,210 million. Final court approval of this settlement was granted in January 2021 but is subject to an objector's appeal of the Court's final approval order. The settlement resolves and discharges all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. This settlement resolves the most significant of the Company's remaining legacy legal matters and eliminates a material uncertainty regarding our Company. As of September 30, 2021, Restricted cash includes $1,210 million of payments into an escrow fund under the terms of a settlement agreement regarding the U.S. Securities Litigation.
Glumetza Antitrust Litigation for $300 million - The Company reached an agreement in principle on July 26, 2021, to resolve the class plaintiffs’ claims in the Glumetza Antitrust Litigation for $300 million, subject to a final settlement agreement and, thereafter, court approval. On September 22, 2021, the court granted preliminary approval of the class settlement agreement. A final settlement approval hearing is scheduled for January 20, 2022. As part of the proposed settlement, the Company admitted no liability as to the claims against it and denies all allegations of wrongdoing. During October 2021, primarily using amounts drawn under our 2023 Revolving Credit Facility, we deposited approximately $300 million into escrow funds under the terms of a settlement agreement regarding the Glumetza Antitrust Litigation.
See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements for further details of this and other matters. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
Future Costs of Proposed B+L Separation and Proposed Solta IPO
As previously discussed, the Company has separately announced its intention to: (i) to separate its eye-health business into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. and (ii) to conduct an initial public offering of its Solta Medical business. The Company has incurred, and will incur, costs associated with activities to effectuate the B+L Separation and the Solta IPO. These activities include: (i) separating the Bausch + Lomb and the Solta Medical businesses from the remainder of the Company and (ii) registering the Bausch + Lomb and the Solta Medical businesses as independent publicly traded entities. Separation and IPO costs are incremental costs directly related to the B+L Separation and Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing new boards of directors and related board committees for the Bausch + Lomb and Solta Medical entities. The Company has also incurred, and will incur, Separation-related and IPO-related costs which are incremental costs indirectly related to the B+L Separation and Solta IPO. These costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. The Company continues to make progress toward internal objectives necessary for the B+L Separation and the Solta IPO and the extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
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
Future Licensing Payments
In the ordinary course of business, the Company may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products primarily in the U.S. and Canada. In connection with these agreements, the Company may pay an upfront fee to secure the agreement. See Note 4, "ACQUISITION, LICENSING AGREEMENTS AND DIVESTITURE" to our unaudited interim Consolidated Financial Statements. Payments associated with the upfront fee for these agreements cannot be reasonably estimated at this time and could be material.
Unrecognized Tax Benefits
As of September 30, 2021, the Company had unrecognized tax benefits totaling $1,117 million, of which, $194 million is expected to be realized during the remainder of 2021, however a reliable estimate of the period in which the remaining uncertain tax positions will be payable, if ever, cannot be made.
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
At October 28, 2021, we had 359,330,757 issued and outstanding common shares. In addition, as of October 28, 2021, we had outstanding 8,993,149 stock options and 5,304,482 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 2,292,902 performance-based restricted share units that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 3,958,100 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021, and determined that there were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2021, except for: (i) estimates and assumptions regarding the nature, timing and extent that the COVID-19 pandemic had on the Company's operations and cash flows as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements, (ii) the impact that the current year segment and reporting unit realignments had on the Company’s allocation of goodwill as discussed in

Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements, (iii) the estimates associated with the fair value of Ortho Dermatologics reporting unit in testing goodwill for impairment as discussed in Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements, (iv) the impact that the COVID-19 pandemic has on the Company’s assessment of goodwill as discussed in Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim Consolidated Financial Statements and (v) recently adopted accounting guidance as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim Consolidated Financial Statements.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2021 and beyond; the Company's plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in our Restated Credit Agreement, and senior notes indentures; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenues, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic; the Company’s plan to separate its eye health business, including the structure and timing of completing such separation transaction; and the proposed IPO of the Company’s Solta aesthetic medical device business, including the timing of such IPO.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing”, “decrease” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the availability and effectiveness of vaccines for COVID-19 (including with respect to current or future variants), COVID-19 vaccine immunization rates, the emergence of variant strains of COVID-19, the evolving reaction of governments, private sector participants and the public to that pandemic, and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on the Company, including, but not limited, to its supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition and costs (which may increase) and revenue and margins (both of which may decrease);
•with respect to the proposed separation of the Company’s eye health business, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the separation transaction, the expected timing of completion of the separation transaction and its terms (including the Company’s expectation that it will launch the IPO of the Bausch + Lomb entity as early as thirty days subsequent to the IPO of the Company’s Solta aesthetic medical device business, subject to market conditions and receipt of regulatory, stock exchange and other approvals and the Company’s expectation that the separation transaction will be completed following the expiry of customary lock-ups and achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals), the Company’s ability to complete the separation transaction considering the various conditions to the completion of the separation transaction (some of which are outside the Company’s control, including conditions related to regulatory matters and a possible shareholder vote, if applicable), that market or other conditions are no longer favorable to completing the transaction, that any shareholder, stock exchange, regulatory or other approval (if required) is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of or following the separation transaction, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from either or both of the Canada Revenue Agency and the Internal Revenue Service will be sought or obtained), potential dissynergy costs resulting from the separation transaction, the impact of the separation transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business;
•with respect to the proposed IPO of the Company’s Solta aesthetic medical device business, the risks and uncertainties include, but are not limited to, risks relating to the expected timing of completion of such transaction (including the Company’s expectation that it will launch such IPO as early as December 2021 or January 2022, subject to market conditions and receipt of regulatory, stock exchange and other approvals) and the Company’s ability to complete such transaction, that market or other conditions are no longer favorable to completing the transaction on a timely basis or at all, the receipt of (or failure to receive) any shareholder, stock exchange, regulatory and other approvals required in connection with the transaction and the timing of receipt of such approvals, business disruption during the pendency of or following such transaction, diversion of management time on transaction-related issues, retention of Solta aesthetic medical device management team members, the reaction of customers and other parties to such transaction, the impact of such transaction on relationships with customers, suppliers, employees and other business counterparties, and other events that could adversely impact the completion of such transaction, including industry or economic conditions outside of Bausch Health’s control. In particular, the Company can offer no assurance that any IPO will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
•the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor), including a number of pending non-class securities litigations (including certain pending opt-out actions in the U.S. related to the previously settled securities class action (which remains subject to an objector's appeal of the Court's final approval order) and certain opt-out actions in Canada relating to the recently settled class action in Canada) and purported class actions under the federal Racketeer Influenced Corrupt Organizations Act (the settlement of which remains subject to final court approval) and other claims, investigations or proceedings that may be initiated or that may be asserted;
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
•compliance with the legal and regulatory requirements of our marketed products;
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
•the uncertainties associated with the acquisition and launch of new products, assets and businesses, including, but not limited to, our ability to provide the time, resources, expertise and funds required for the commercial launch of new products, the acceptance and demand for new products, and the impact of competitive products and pricing, which could lead to material impairment charges;
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
•factors impacting our ability to achieve anticipated market acceptance for our products, including acceptance of the pricing, effectiveness of promotional efforts, reputation of our products and launch of competing products;

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
•our ability to maintain strong relationships with physicians and other healthcare professionals;
•our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;
•the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting, including the proposed global minimum corporate tax rate, by the countries in which we operate;
•the actions of our third-party partners or service providers of research, development, manufacturing, marketing, distribution or other services, including their compliance with applicable laws and contracts, which actions may be beyond our control or influence, and the impact of such actions on our Company;
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
•the impact of the United States-Mexico-Canada Agreement and any potential changes to other trade agreements;
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
•our indemnity agreements, which may result in an obligation to indemnify or reimburse the relevant counterparty, which amounts may be material;
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
•uncertainties around the successful improvement and modification of our existing products and development of new products, which may require significant expenditures and efforts;
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
•the impacts of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and potential amendment thereof and other legislative and regulatory health care reforms in the countries in which we operate, including with respect to recent government inquiries on pricing;
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
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 24, 2021, risks in Item 1A. “Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed on August 3, 2021, and risks detailed from time to time in our other filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 24, 2021, under Item 1A. “Risk Factors”, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed on August 3, 2021, under Item 1A. “Risk Factors” of Part II and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
In early 2019, we began providing our estimates regarding the Company’s three year compound annual growth rate (“CAGR”) for the 2019 to 2022 period on both a revenue and adjusted EBITDA (non-GAAP) basis. However, subsequent to that, we announced our intention to separate our eye health business from the remainder of the Company and to complete the IPO of Solta Medical. We have made significant progress towards achieving these goals, including the sale of Amoun (which we completed in the third quarter of 2021), and, as announced, subject to market conditions, and receipt of regulatory, stock exchange and other approvals, we now believe that the IPOs of both Solta Medical and the Bausch + Lomb entity will occur in the near term. As a result, given these fundamental changes (which changes have already resulted in separation costs and have the potential for further incremental costs, including as a result of dissynergies), at this time, we no longer believe that our long-term CAGR estimates represent a meaningful metric for the performance of the Company or its businesses and, as such, we do not expect to provide long-term CAGR estimates for the Company going forward.
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
Interest Rate Risk
As of September 30, 2021, we had $18,762 million and $3,823 million principal amount of issued fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of September 30, 2021 was $18,918 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $526 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $485 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates would have an annualized pre-tax effect of approximately $38 million in our Consolidated Statements of Operations and Cash

Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Inflation Risk
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal controls over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 18, "LEGAL PROCEEDINGS" of notes to the unaudited interim Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021 as supplemented by risk factors disclosed in Item 1A. “Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC and CSA on August 3, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended September 30, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
In connection with the previously announced separation of its Bausch + Lomb eye health business (“Bausch + Lomb”) from Bausch Health Companies Inc. (“Bausch Health”), Frederick J. Munsch, the current Senior Vice President, Controller and Chief Accounting Officer of Bausch Health, will become Senior Vice President, Controller and Chief Accounting Officer of Bausch + Lomb, effective as of the closing of the initial public offering of Bausch + Lomb. A successor for Mr. Munsch in his current role as Controller and Chief Accounting Officer of Bausch Health is under review and will be announced at a later date.

Item 6. Exhibits

10.1*	Form of 2021 Share Unit Grant Agreement (TSR Performance Restricted Share Units) under the Amended and Restated 2014 Omnibus Incentive Plan.†
10.2*	Amendment to Employment Agreement dated April 28, 2021 between Bausch Health Companies Inc. and Paul Herendeen.†
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch Health Companies Inc. (Registrant)

Date:	November 2, 2021	/s/ JOSEPH C. PAPA
Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date:	November 2, 2021	/s/ SAM ELDESSOUKY
Sam Eldessouky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1*	Form of 2021 Share Unit Grant Agreement (TSR Performance Restricted Share Units) under the Amended and Restated 2014 Omnibus Incentive Plan.†
10.2*	Amendment to Employment Agreement dated April 28, 2021 between Bausch Health Companies Inc. and Paul Herendeen.†
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
†    Management contract or compensatory plan or arrangement.