Form 10-K
period 2021-12-31
Bausch Health Companies Inc.
filed 2022-02-23
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,713,713,918 based on the last reported sale price on the New York Stock Exchange on June 30, 2021.
The number of outstanding shares of the registrant’s common stock as of February 17, 2022 was 359,646,496.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2022 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021.

TABLE OF CONTENTS

GENERAL INFORMATION
i

Basis of Presentation
General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-K, references to “$” or “USD” are to United States dollars, references to “€” are to Euros, and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2021.
Trademarks
The following words are some of the trademarks in our Company’s trademark portfolio and are the subject of either registration, or application for registration, in one or more of Canada, the United States of America (the “U.S.”) or certain other jurisdictions: AERGEL®, AKREOS®, ALAWAY®, ALREX®, ALTRENO®, AMMONUL®, APLENZIN®, APRISO®, AQUALOX™, ARAZLO®, ARESTIN®, ARTELAC®, ATIVAN®, B & L®, B + L®, BAUSCH & LOMB®, BAUSCH + LOMB®, BAUSCH + LOMB INFUSE®, BAUSCH + LOMB ULTRA®, BAUSCH HEALTH®, BAUSCH HEALTH COMPANIES®, BEDOYECTA®, BENZACLIN®, BEPREVE®, BESIVANCE®, BIOTRUE®, BISOCARD®, BOSTON®, BRYHALI®, BUPAP®, CARDIZEM®, CLEAR + BRILLIANT®, CLEARVISC™, CLINDAGEL®, COMFORTMOIST®, CRYSTALENS®, CUPRIMINE®, DEMSER®, DIASTAT®, DUOBRII®, EDECRIN®, ENVISTA®, ESPAVEN®, FRAXEL®, GLUMETZA®, INFUSE®, ISTALOL®, IVEXTERM®, JUBLIA®, LIBRAX®, LOTEMAX®, LUMIFY®, MEPHYTON®, MIGRANAL®, MINIMS®, MOISTURESEAL®, MYSOLINE®, NEUTRASAL®, NORITATE®, OCUDOSE®, OCUVITE®, ONEXTON®, OPTICALIGN®, ORAFITTM, ORTHO DERMATOLOGICS®, PRESERVISION®, PROLENSA®, PUREVISION®, RELISTOR®, RENU®, RENU MULTIPLUS®, RETIN-A®, RETIN-A MICRO®, SALIX®, SHOWER TO SHOWER®, SILIQ®, SILSOFT®, SIMPLIFEYE®, SOFLENS®, SOLODYN®, SOLTA MEDICAL®, STELLARIS®, STELLARIS ELITE®, SYNERGETICS®, SYPRINE®, TARGRETIN®, THERMAGE®, THERMAGE FLX®, THROMBO ASS®, TIMOPTIC®, TRULANCE®, TRULIGN®, UCERIS®, VALEANT®, VASERLIPO®, VICTUS®, VIRAZOLE®, VYZULTA®, XENAZINE®, YELLOX®, ZEGERID®, and ZYLET®.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected research and development ("R&D") and marketing spend; our expected primary cash and working capital requirements for 2022 and beyond; the Company's plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement, as amended by the First Incremental Amendment to the Restated Credit Agreement, dated as of November 27, 2018 (the "Restated Credit Agreement"), and senior notes indentures; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenues, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic; the Company’s plan to separate its eye-health business, including the structure and timing of completing such separation transaction; and the proposed initial public offering (“IPO”) of the Company’s Solta aesthetic medical device business, including the timing of such IPO.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing”, "decrease" or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-K that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
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
•with respect to the proposed separation of the Company’s eye-health business, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the separation transaction, the expected timing of completion of the separation transaction and its terms, (including the Company’s expectation that it will launch the IPO of the Bausch + Lomb entity when financial market conditions are favorable, subject to receipt of regulatory, stock exchange and other approvals, and the Company’s expectation that the separation transaction will be completed following the expiry of customary lock-ups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals), the Company’s ability to complete the separation transaction considering the various conditions to the completion of the separation transaction (some of which are outside the Company’s control, including conditions related to regulatory matters and a possible shareholder vote, if applicable), that market or other conditions are no longer favorable to completing the transaction, that any stock exchange, regulatory or other approval (if required) is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of or following the separation transaction, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency will be sought or obtained), the ability of the Company and the separated entity to satisfy the conditions required to maintain the tax-free status of the separation transaction (some of which are beyond their control), the potential dissynergy costs resulting from the separation transaction, the impact of the separation transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any IPO or separation will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;

•with respect to the proposed IPO of the Company’s Solta aesthetic medical device business, the risks and uncertainties include, but are not limited to, risks relating to the expected timing of completion of such transaction (including the Company’s expectation that it will launch such IPO when financial market conditions are favorable, subject to receipt of regulatory, stock exchange and other approvals) and the Company’s ability to complete such transaction, that market or other conditions are no longer favorable to completing the transaction on a timely basis or at all, the receipt of (or failure to receive) any shareholder, stock exchange, regulatory and other approvals required in connection with the transaction and the timing of receipt of such approvals, business disruption during the pendency of or following such transaction, diversion of management time on transaction-related issues, retention of Solta aesthetic medical device management team members, the reaction of customers and other parties to such transaction, the impact of such transaction on relationships with customers, suppliers, employees and other business counterparties, and other events that could adversely impact the completion of such transaction, including industry or economic conditions outside of Bausch Health’s control. In particular, the Company can offer no assurance that any IPO will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
•the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including a number of pending non-class securities litigations (including certain pending opt-out actions in the U.S. related to the previously settled securities class action (which remains subject to an objector's appeal of the Court's final approval order) and certain opt-out actions in Canada relating to the recently settled class action in Canada), certain pending lawsuits and other claims, investigations or proceedings that may be initiated or that may be asserted;
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
•pricing decisions that we have implemented, or may in the future elect to implement, such as the Patient Access and Pricing Committee’s historic practice of limiting the average annual price increase for our branded prescription pharmaceutical products to single digits, or any future pricing actions we may take in 2022 or beyond following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);
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
•our ability to comply with the financial and other covenants contained in our Restated Credit Agreement, senior notes indentures, 2023 Revolving Credit Facility (as defined below) and other current or future credit and/or debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, our ability to draw under our 2023 Revolving Credit Facility and restrictions on our ability to make certain investments and other restricted payments;
•any default under the terms of our senior notes indentures or Restated Credit Agreement (and other current or future credit and/or debt agreements) and our ability, if any, to cure or obtain waivers of such default;

•any downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;
•any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2022 or beyond, including as a result of the impacts of the COVID-19 pandemic on our business and operations, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our Restated Credit Agreement and/or senior notes indentures (and other current or future credit and/or debt agreements) and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;
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
v

•our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;
•the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting, including the global minimum corporate tax rate, by the countries in which we operate;
•the outcome of any audits by taxation authorities, which outcomes may differ from the estimates and assumptions that we may use in determining our consolidated tax provisions and accruals;
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
•the trade conflict between the United States and China;
•the potential conflict between Russia and Ukraine and any restrictive actions that may be taken by the U.S. and/or other countries in response thereto, such as sanctions or export controls;
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
•the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the FDA, Health Canada, European Medicines Agency ("EMA") and similar agencies in other countries, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;
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
Our portfolio of products falls into five operating and reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International Rx, (iv) Ortho Dermatologics and (v) Diversified Products.
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Consumer, Surgical and Ophthalmic Pharmaceuticals products.
•The Salix segment consists of sales in the U.S. of GI products.
•The International Rx segment consists of sales, with the exception of sales of Bausch +Lomb products and Solta aesthetic medical devices, outside the U.S and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical and OTC products.
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
On August 6, 2020, we announced our plan to separate our eye-health business into an independent publicly traded entity, Bausch + Lomb Corporation ("Bausch + Lomb") from the remainder of Bausch Health Companies Inc. (the "B+L Separation"). On August 3, 2021, we announced our plan to conduct an initial public offering ("IPO") of our aesthetic medical device business, Solta Medical ("Solta") (the "Solta IPO"). We believe separating our pharmaceutical, eye-health and aesthetics medical device businesses is an opportunity to unlock value across our portfolio of assets by creating three highly attractive but dissimilar businesses. Since making these announcements, we began executing on those plans and, at the end of 2021, had substantially completed the internal objectives to facilitate the IPOs and related separation of these businesses. We continue to monitor market conditions and aim to launch the Bausch + Lomb IPO (the "B+L IPO") and the Solta IPO when financial market conditions are favorable (subject to receipt of regulatory, stock exchange and other approvals). However, there can be no assurance as to when we will complete either IPO, if at all. Until such time, we continue to manage these businesses along with our pharmaceutical portfolio of gastrointestinal, dermatology, neurology and other therapeutics, with our continued commitment to bring out additional value for our shareholders. Following the B+L IPO, we expect to complete the separation of Bausch + Lomb after the expiry of customary lockups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to the receipt of applicable shareholder and other necessary approvals and market conditions.
Subject to market conditions and receipt of regulatory, stock exchange and other approvals, we expect to launch the B+L IPO and the Solta IPO sometime in the first half of 2022. Nothing in this Form 10-K shall constitute an offer to sell or the solicitation of an offer to buy any securities of the Bausch + Lomb or Solta Medical entities.
COVID-19 Pandemic
We continue to closely monitor the impacts of the COVID-19 pandemic and related responses from governments and private sector participants on the Company, our customers, supply chain, third-party suppliers, project development timelines, costs, revenue, margins, liquidity and financial condition and our planned actions and responses to this pandemic. We believe we have responded quickly to the human and commercial challenges brought on by the COVID-19 pandemic and that our early actions have, so far, enabled us to keep our employees safe and our supply lines largely intact and we believe these actions have laid the foundation for us to work our way through the uncertainties to come. To date, the Company has been able to continue its operations with limited disruptions in supply and manufacturing. Although our revenues were adversely affected by the impacts of the COVID-19 pandemic, particularly during the second quarter of 2020, our revenues returned to pre-pandemic levels for many of our businesses and geographies in 2021 and, at the current pace of recovery, we expect the COVID-19 pandemic to have a minimal impact on the remaining businesses and geographies in 2022.
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Impacts of COVID-19” of this Form 10-K for additional information on the impacts of the COVID-19 pandemic and Item 1A. “Risk Factors — Risk Relating to COVID-19” of this Form 10-K for additional risks relating to the COVID-19 pandemic.
Business Strategy
Our strategy is to focus our business on core therapeutic classes and geographies that offer attractive growth opportunities. Within our chosen therapeutic classes, we prioritize durable products which we believe have the potential for strong operating margins and evidence of growth opportunities. We believe this strategy has reduced complexity in our operations and maximizes the value of our: (i) eye-health, (ii) GI and (iii) dermatology businesses, which collectively represent a substantial portion of our revenues. We have found and continue to believe there is significant opportunity in each of these businesses and we believe our existing portfolio, commercial footprint and pipeline of product development projects position us to successfully compete in these markets and provide us with the greatest opportunity to build value for our shareholders.
As we continue to prepare for the separation of our eye-health and medical device aesthetics businesses, we remain focused on expanding and deepening our geographic reach of all our businesses. We continue to search out new markets where our portfolio of products would expect to flourish, while continually revisiting our existing geographies where our portfolio of pharmaceuticals would help fill unmet needs. As we prepare for the separations of the Bausch + Lomb and Solta businesses, we are looking to right size our presence in these geographies, make additional investments in sales force and advertising, to create a greater presence in these geographies where we can capitalize on our existing and future product portfolios to meet unmet needs and generate future revenue streams and value for our company.
We believe we have a well-established diversified product portfolio across all our businesses that provides a sustainable revenue stream to fund our operations. Our continued success is dependent upon our ability to continually refresh our pipeline and bring new product solutions to the market that meet changing demands and replace other products that have lost momentum. We have a robust pipeline that we believe not only provides for the next generation of our existing products, but is also poised to bring new and innovative solutions to market. Our R&D organization focuses on the development of products through clinical trials and, as of December 31, 2021, included approximately 1,300 dedicated R&D and quality assurance employees in 25 R&D facilities.
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
Segment Information
Our revenues for 2021, 2020 and 2019 were $8,434 million, $8,027 million and $8,601 million, respectively. We have approximately 1,200 products in our portfolio of products, which fall into five operating and reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International Rx, (iv) Ortho Dermatologics and (v) Diversified Products. Segment revenues for the years 2021, 2020 and 2019 were as follows:

	2021		2020		2019
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Bausch + Lomb	$3,765	45%	$3,415	42%	$3,778	44%
Salix	2,074	24%	1,904	24%	2,022	23%
International Rx	1,166	14%	1,181	15%	1,154	13%
Ortho Dermatologics	564	7%	548	7%	560	7%
Diversified Products	865	10%	979	12%	1,087	13%
Total revenues	$8,434	100%	$8,027	100%	$8,601	100%
Comparative segment information for 2021, 2020 and 2019 is further presented in Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements.
Bausch + Lomb
Our Bausch + Lomb segment includes our global Bausch + Lomb eye-health business. Our global Bausch + Lomb eye-health business includes our Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmic Pharmaceuticals products, which in aggregate accounted for approximately 45%, 42% and 44% of our Company's revenues for 2021, 2020 and 2019, respectively.
As previously discussed, on August 6, 2020, we announced our plan to separate our eye-health business into an independent publicly traded entity, Bausch + Lomb Corporation, from the remainder of Bausch Health Companies Inc. Since making that announcement, we have been executing on this plan and, at the end of 2021, had substantially completed the internal objectives to facilitate the B+L Separation. As of the date of this filing, we continue to execute on our plan for the B+L Separation and aim to launch the B+L IPO when market conditions are favorable and subject to receipt of regulatory, stock exchange and other approvals. Following the B+L IPO, we expect to complete the B+L Separation after the expiry of customary lockups related to the B+L IPO and the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and market conditions. Nothing in this Form 10-K shall constitute an offer to sell or the solicitation of an offer to buy any securities.
Our Bausch + Lomb business is a fully integrated eye-health business, which we believe is critical to maintaining and further developing its position in the global eye-health market. We maintain a fully integrated eye care portfolio of established lines of contact lenses, intraocular lenses and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products, to holistically approach solving eye-health problems and keep us in a position to compete in all areas of the eye-health market. Since our beginnings in 1853 as an optical goods shop in Rochester, New York, we have remained focused on advancing eye-health for people all over the world. As part of our longstanding commitment to eye care professionals and the patients they serve, we invest in physician training, patient and customer education, disease prevention and other initiatives through both traditional and digital platforms to continue to advance eye-health.
As part of our global Bausch + Lomb business strategy, we continually look for key trends in the eye-health market to meet changing consumer/patient needs and identify areas for investment and growth. We believe that the gap between evolving eye-health needs and effective treatments represents a significant growth opportunity, and we believe that we have the ability to increase demand for our products by educating customers and capturing the rising consumerism in our available markets. For example, it is estimated that more than 17 million people suffer from visual impairment in China, of which 8 million are blind, yet only 450 cataract surgeries are performed for every 1 million people each year in China. Myopia represents another significant growth opportunity. We estimate that myopia affects approximately 25 million children in the United States, and 2.9 billion people globally had some degree of myopia in 2020. According to the World Health Organization, this population is expected to rise globally by more than 60% between 2020 and 2050. To increase adoption of our products, we intend to continue our focus on patient, consumer and eye care professional education. In addition, we believe that we can grow our market opportunity by expanding into emerging therapeutic areas and researching and securing other indications for our products. We intend to leverage our global regulatory and commercial capabilities to accelerate product approvals and launches across current and future markets.

Currently our principal products in the eye-health business include:
Consumer
Our Consumer eye care business consists of contact lens care products, OTC eye drops and eye vitamins. Our eye vitamin products include our patented formulas and mineral supplements that address various conditions including eye allergies, conjunctivitis, dry eye, redness and relief. Key Consumer eye care brands include:
•PreserVision® AREDS 2 is a patented eye vitamin formula that contains the exact nutrient formula recommended by the National Eye Institute for people with moderate to advanced age-related macular degeneration ("AMD") following the landmark AREDS 2 clinical study.
•Ocuvite® is a vitamin and mineral supplement for the eye that contains lutein and zeaxanthin (antioxidant carotenoids), a nutrient that supports macular health by helping filter harmful blue light.
•Biotrue® multi-purpose solution helps prevent certain tear proteins from denaturing and fights germs for healthy contact lens wear. Biotrue® multi-purpose solution uses a lubricant found in eyes and is pH balanced to match healthy tears.
•Bausch + Lomb Renu® Advanced Formula multi-purpose solution was launched in 2017 and is a novel soft and silicone hydrogel contact lenses solution that makes use of three disinfectants and two moisture agents.
•Boston® solution is a specialty cleansing solution design for gas permeable contact lenses.
•Artelac® is an eye moisturizer eye drop which enables quick wetting of dry eyes. Artelac® contains hyaluronic Acid (sodium hyaluronate), a natural lubricant which instantly refreshes and hydrates the eyes. Artelac® is particularly suitable for alleviating mild symptoms of dry eyes and can also be used to moisten hard contact lenses while being worn.
•LUMIFY® (brimonidine tartrate ophthalmic solution, 0.025%) is an OTC eye drop developed as an ocular redness reliever. LUMIFY~~®~~ was launched in the U.S. in May 2018.
Vision Care
Our Vision Care portfolio includes contact lenses that span the spectrum of wearing modalities, including daily disposable and frequently replaced contact lenses, and contact lenses that are indicated for therapeutic use and that can also provide optical correction during healing, if required. Key Vision Care brands include:
•Bausch + Lomb INFUSE® (known as BAUSCH + LOMB ULTRA® ONE DAY in Canada, Australia and Hong Kong), a silicone hydrogel daily disposable contact lens designed with a next generation material infused with ProBalance TechnologyTM to help maintain ocular surface homeostasis and help reduce symptoms of contact lens dryness. Bausch + Lomb INFUSE® was launched in the United States in August 2020 and BAUSCH + LOMB ULTRA® ONE DAY was launched in Canada, Australia, and Hong Kong in November 2020.
•AQUALOXTM in Japan, a silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. Product validation was completed in June 2018 and SiHy Daily AQUALOXTM was launched in Japan in September 2018.
•Bausch + Lomb ULTRA®, a silicone hydrogel frequent replacement contact lens for patients with myopia or hyperopia that uses our proprietary MoistureSeal® technology, which allows the contact lens to retain 95% of moisture after 16 hours of wear, limiting lens dryness and resulting symptoms.
•Bausch + Lomb ULTRA® for Astigmatism, a monthly planned replacement contact lens for astigmatic patients developed using our proprietary MoistureSeal® technology. Bausch + Lomb ULTRA® for Astigmatism lenses integrate an OpticAlign® design engineered for lens stability and to promote a successful wearing experience for the astigmatic patient.
•Bausch + Lomb ULTRA® for Presbyopia, a monthly planned replacement contact lens for presbyopic patients developed using the Company’s proprietary MoistureSeal® technology. Bausch + Lomb ULTRA® for Presbyopia lenses integrate our 3-Zone Progressive™ multifocal design with seamless transitions between near, far and intermediate distances for clear, comfortable vision across all distances.

•Bausch + Lomb ULTRA® multifocal for astigmatism, a monthly planned replacement multifocal toric lens combining our 3-Zone ProgressiveTM multifocal design with the stability of its OpticAlign® toric design to address the lifestyle and vision needs of patients with both astigmatism and presbyopia.
•Biotrue® ONEday daily disposable contact lenses for patients with myopia or hyperopia, which are made of a unique material inspired by the natural biology of the eye and feature Surface Active TechnologyTM, a patented dehydration barrier. The lens contains 78% water, more moisture than any other soft contact lens and the same water content as the cornea, and maintains nearly 100% of its moisture for up to 16 hours.
•Biotrue® ONEday for Astigmatism, a daily disposable contact lens for astigmatic patients developed using the Company’s proprietary Surface Active TechnologyTM. Biotrue® ONEday for Astigmatism includes evolved peri-ballast geometry designed to work with natural blink patterns to deliver stability, clear vision and comfort for the astigmatic patient.
•Biotrue® ONEday for Presbyopia daily disposable contact lens for presbyopic patients developed using the Company’s proprietary Surface Active Technology. Biotrue® ONEday for Presbyopia integrates the Company’s 3-Zone Progressive™ design with seamless transitions between near, far and intermediate distances for clear, comfortable vision across all distances.
•PureVision®, a silicone hydrogel frequent replacement contact lens using AerGel® technology lens material to allow natural levels of oxygen to reach the eye as well as resist protein buildup. The lens also incorporates an aspheric optical design that reduces spherical aberration.
•SofLens® Daily Disposable Contact Lenses, which use ComfortMoist® Technology (a combination of thin lens design and moisture-rich packaging solution) and High Definition Optics™ which is an aspheric design that reduces spherical aberration over a range of powers, especially in low light.
Ophthalmic Pharmaceuticals
Our Ophthalmic Pharmaceuticals business consists of a broad line of proprietary pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases. Key ophthalmic pharmaceutical brands include:
•Vyzulta® (latanoprostene bunod ophthalmic solution, 0.024%) is an intraocular pressure lowering single-agent eye drop with dual activity dosed once daily for patients with open angle glaucoma or ocular hypertension and was launched in the U.S. in December 2017.
•Lotemax® SM (loteprednol etabonate ophthalmic gel 0.38%), a new gel drop formulation of loteprednol etabonate, which was designed with novel SubMicron (SM) technology for efficient penetration to key ocular tissues at a low preservative (BAK) level (3.5-10) and a pH close to human tears, indicated for the treatment of postoperative inflammation and pain following ocular surgery.
•Lotemax® Suspension (loteprednol etabonate ophthalmic suspension, 0.5%) is a topical corticosteroid indicated for the treatment of steroid responsive inflammatory conditions of the palpebral and bulbar conjunctiva, cornea, and anterior segment of the globe and for the treatment of post-operative inflammation following ocular surgery.
•Lotemax® Gel is a topical corticosteroid indicated for the treatment of inflammation and pain following ocular surgery. This formulation is a technology that allows the drug to adhere to the ocular surface and offers dose uniformity, which eliminates the need to shake the product in order to ensure the drug is in suspension. The product contains a low concentration of preservative and two known moisturizers. We also have an ointment formulation (Lotemax® Ointment) without any preservatives.
•Alrex® (loteprednol etabonate ophthalmic suspension, 0.2%) is indicated for the temporary relief of the signs and symptoms of seasonal allergic conjunctivitis.
•Besivance® (besifloxacin ophthalmic suspension, 0.6%) is the first and only chloro-fluoroquinolone indicated for the treatment of bacterial conjunctivitis. It is a new generation potent quinolone antibiotic specifically designed for the ophthalmic use and has no systemic formulation.
•Zylet® (loteprednol etabonate 0.5% and tobramycin 0.3% ophthalmic suspension) indicated for the steroid-responsive inflammatory ocular conditions for which a corticosteroid is indicated and where superficial bacterial ocular infection or a risk of bacterial ocular infection exists.

•Minims® portfolio including ocular anaesthetics, corticosteroids, mydriatics, cycloplegics, artificial tears, irrigating solutions and diagnostic stain products.
•Prolensa® (bromfenac ophthalmic solution) 0.07% is a nonsteroidal anti-inflammatory drug (NSAID) indicated to treat inflammation and reduce eye pain in patients after cataract surgery. In international markets, we market Yellox® (bromfenac ophthalmic solution, 0.9%) which is indicated for the treatment of postoperative ocular inflammation following cataract extraction.
Surgical
Our Surgical business consists of medical device equipment, consumables and instrumental tools and technologies for the treatment of corneal, cataracts, and vitreous and retinal eye conditions, and includes intraocular lenses ("IOLs") and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for cataract surgery. Key Surgical brands include:
•Vitreoretinal Surgery
◦Stellaris® PC, a combined system with vitreoretinal and cataract surgery capability.
•Cataract Surgery and Laser Systems
◦The Stellaris Elite® vision enhancement system is our next generation phacoemulsification cataract platform, Stellaris Elite® is the first phacoemulsification platform on the market to offer Adaptive FluidicsTM, which combines aspiration control with predictive infusion management to create a responsive and controlled surgical environment for efficient cataract lens removal. Our Stellaris Elite® vision enhancement system was launched in the United States in 2017 and internationally in 2018.
◦VICTUS® femtosecond laser for cataract, corneal and refractive surgery, which delivers multi- mode versatility for cataract and corneal procedures on a single platform. This single laser platform enables surgeons to perform capsulotomies, fragmentation, arcuate incisions, corneal incisions, and LASIK flaps.
◦Teneo VICTUS® femtosecond laser for cataract, corneal and refractive surgery and Teneo® Excimer Laser for refractive surgery.
◦Excimer Laser for refractive surgery.
•Intraocular Lenses
◦A portfolio of ophthalmic surgical IOLs, including implantable IOLs such as Akreos®, enVista®, Crystalens® and Trulign®.
•Surgical Instruments
◦Storz Ophthalmic instruments are our suite of surgical instruments which include precision microsurgical instruments, diamond knives and single-use surgical instruments, as well as instruments customized for individual surgeons under the Storz Ophthalmic Instrument brand, including Synergetics®, and surgical equipment for cataract, refractive and vitreoretinal surgery.
Salix
The Salix segment consists of sales in the U.S. of GI products and includes our Xifaxan® product. We have been making investments in our Salix business since 2017, including: (i) hiring 200 trained and experienced sales force representatives to expand the commercial field force for Xifaxan®, (ii) increasing the focus on the development of next generation formulations of our Salix products to address new indications, (iii) completing the strategic acquisition of certain assets of Synergy Pharmaceuticals Inc. (“Synergy”), which included the Trulance® product, and (iv) increasing the number of sales force representatives for Trulance®. In addition, we have entered into licensing agreements for investigational products, which, once developed and if approved by the FDA, will be new treatments for certain GI and liver diseases and we anticipate will contribute to our future growth. Each of these opportunities potentially provides us with the ability to expand our GI portfolio and allows us to leverage our existing GI sales force, supply channel and distribution channel.
Currently our principal products in the Salix segment (including products of our third-party co-promotion partners) include:
•Xifaxan® which includes: (i) tablets indicated for the treatment of irritable bowel syndrome with diarrhea ("IBS-D") in adults and for the reduction in risk of overt hepatic encephalopathy recurrence in adults and (ii) tablets indicated for the treatment of travelers’ diarrhea caused by noninvasive strains of Escherichia coli in patients 12 years of age and older. Our Xifaxan® product accounted for revenues of $1,644 million, $1,482 million and $1,452 million for 2021, 2020 and 2019, respectively.
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
International Rx
Our International Rx business, with the exception of our Solta products, includes sales in Canada, Europe, Asia, Australia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products and OTC products, which in aggregate accounted for approximately 14%, 15% and 13% of our Company's revenues for 2021, 2020 and 2019, respectively. Our principal products in this segment include:
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
•Contrave®/Mysimba® is a fixed-dose combination prolonged-release tablet for the treatment of obesity. Used alongside diet and exercise, it is designed to help manage weight in adults who are obese or overweight. The formulation is designed to initiate weight loss and sustain it over a longer period of time by switching off natural compensatory mechanisms involved in the typical weight loss plateau stage. Contrave® / Mysimba® is commercialized in Canada, Greece, and Central Eastern Europe.
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
•Bedoyecta® is a multivitamin that is used to obtain sufficient energy and have optimal performance during the day, by avoiding deficiencies of the nutrients that the body requires to function properly.

Ortho Dermatologics
The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological products) and (ii) global sales of Solta aesthetic medical devices.
The Ortho Dermatologics business is our medical dermatology business dedicated to the treatment of a range of therapeutic areas, including aesthetics, psoriasis, actinic keratosis, acne, atopic dermatitis, onychomycosis and other dermatoses. As part of our business strategy for the Ortho Dermatologics segment, we continue to look for investments to build out our product portfolios, where we see the greatest opportunities, with a focus on topical gel and lotion products over injectable biologics. We continue to support the use of injectable biologics; however, we believe some patients prefer topical products as an alternative to injectable biologics. Further, as topical products can, in many cases, defer the use of injectable biologics that often come with associated risk/benefit profiles, a topical product is usually readily adopted by payors, is less expensive and can be more cost-effective than injectable biologics. Therefore, we believe topical products represent alternative treatments for physicians, payors and patients, and as the preferred choice of treatment, have the potential to drive greater volumes, generate better margins and potentially be a key contributing factor of our Ortho Dermatologics business.
Currently our principal products in the U.S. Ortho Dermatologics business include:
•Jublia® (efinaconazole 10% topical solution) is a topical azole approved for the treatment of onychomycosis of the toenails (toenail fungus).
•Arazlo® (tazarotene) Lotion, 0.045% is an acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while maintaining efficacy and was launched in the U.S. in June 2020.
•Duobrii® was launched in the U.S. in June 2019 and is the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of moderate-to-severe plaque psoriasis in adults.
•Siliq® was launched in the U.S. in 2017 and is an IL-17 receptor blocker monoclonal antibody for patients with moderate-to-severe plaque psoriasis.
•Targretin® (bexarotene) capsules and gel are prescription medicines used to treat the skin problems arising from the disease cutaneous T-cell lymphoma, or CTCL, in patients who have not responded well to other treatments.
•Bryhali® was launched in the U.S. in November 2018 and is a novel product that contains a unique, lower concentration of halobetasol propionate for the treatment of moderate-to-severe psoriasis.
•An acne franchise, which includes Altreno® (tretinoin 0.05%), launched in the U.S. in October 2018 and is a lotion approved for the topical treatment of acne vulgaris in patients 9 years of age and older, and Solodyn®, a prescription oral antibiotic approved to treat only the red, pus-filled pimples of moderate to severe acne in patients 12 years of age and older, as well as Retin-A®, Clindagel® and Onexton® Gel, a fixed combination 1.2% clindamycin phosphate and 3.75% benzoyl peroxide medication for the once-daily treatment of comedonal (non-inflammatory) and inflammatory acne in patients 12 years of age and older.
Our Solta business is dedicated to the development of innovative treatment technologies that provide proven and effective aesthetic medical and therapeutic benefits to consumers.
On August 3, 2021, we announced our plan to conduct an IPO of our aesthetic medical device business, Solta Medical. Since making that announcement, we have been executing on this plan and, at the end of 2021, had substantially completed the internal objectives to facilitate the IPO of Solta Medical. As of the date of this filing, we continue to monitor market conditions and aim to launch the Solta IPO when market conditions are favorable and subject to receipt of regulatory, stock exchange and other approvals. Nothing in this Form 10-K shall constitute an offer to sell or the solicitation of an offer to buy any securities.
Global Solta revenues were $308 million, $253 million and $194 million for 2021, 2020 and 2019, respectively. The increase in revenue is primarily attributable to Next Generation Thermage FLX®, a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. Next Generation Thermage FLX® was launched in the U.S., Hong Kong, Japan, Korea, Chinese Taipei, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, Australia and various parts of Europe as part of our Solta aesthetic medical devices portfolio. These launches have been successful as Next Generation Thermage FLX® revenues for 2021, 2020 and 2019 were $154 million, $142 million and $77 million, respectively. We plan to continue to expand into other regions, paced by country-specific regulatory registrations.

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
•Mysoline® (Primidone) is an anticonvulsant drug used to control seizures.
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
•OSSIX® is a line of cross-linked collagen regenerative products that provide biocompatibility and bio-durability to perform a diverse range of guided bone and tissue regeneration procedures.
•OraFitTM is a custom clear aligner treatment to permanently correct crooked and misaligned teeth using high-performance materials in a three-layer design to provide a balance of strength and comfort, while staying clear and crack-resistant, which we launched in the U.S. in February 2022.
In connection with the planned separation of its Solta business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc., on February 23, 2022, the Company announced its plan to change its segment structure in a manner which is consistent with the organizational structure of the two separate entities as proposed by the Solta IPO during the first quarter of 2022. The new segment structure will not impact the Company’s reporting units but will realign the two reporting units of the Ortho Dermatologics segment whereby its medical dermatology reporting unit (Ortho Dermatologics) will now be managed by the CODM as part of the Diversified Products segment and the Solta reporting unit will be managed by the CODM as its own operating and reportable segment. Accordingly, the Company expects to begin reporting under the following reporting segments on a retrospective basis beginning with its first quarter of 2022 as follows: Bausch + Lomb, Salix, International Rx, Solta and Diversified Products.
Research and Development
Our R&D organization focuses on the development of products through clinical trials. Currently, we have approximately 200 R&D projects in our pipeline. As of December 31, 2021, approximately 1,300 dedicated R&D and quality assurance employees in 25 R&D facilities were involved in our R&D efforts.
Our R&D expenses for 2021, 2020 and 2019, were $465 million, $452 million and $471 million, respectively. R&D expenses as a percentage of revenue were approximately 6% in 2021 and 2020, as compared to approximately 5% in 2019. We have rebalanced our portfolio to better align with our long-term plans and focus on core businesses. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our strategy. We further supplement these efforts by continually seeking out other opportunities, such as co-promotions, licensing agreements and strategic acquisitions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Core Businesses” of this Form 10-K.
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
Prior to human use, FDA approval (drugs (in the form of an NDA or ANDA for generic equivalents), biologics (in the form of a Biologics License Application (“BLA”)) and some medical devices) or marketing clearance (other devices) must be obtained in the U.S., approval by Health Canada must be obtained in Canada, EMA approval (drugs) or a CE Marking (devices) and/or registration under the European Commission's Medical Device Regulation ("MDR") 2017/745, must be obtained for countries that are part of the EU and approval must be obtained from comparable agencies in other countries prior to manufacturing or marketing new pharmaceutical products or medical devices. Generally, preclinical studies and clinical trials of the products must first be conducted and the results submitted to the applicable regulatory agency (such as the FDA) for approval.
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
In addition, with respect to medical devices, in May 2017, the European Commission published the MDR, which replaced the Medical Device Directive (MDD). Pursuant to the terms of the new regulations, in order to continue to market medical device products in the EU, such products must achieve compliance with these new regulations and be re-registered in the EU within a specified transition period, which, for a portion of products, ended as early as May 26, 2021. While EU law is applicable in Northern Ireland, the UK Medical Devices Regulations 2002/68 also need to be complied with in Great Britain. Medical device manufacturers who have CE marked devices will be able to continue to place them on the market in the whole of the United Kingdom (the “UK”) until July 1, 2023 without a change in labeling. After that, devices destined for Great Britain will be required to follow the UK regulatory regime and to be labeled with the UKCA mark. Northern Ireland will, however, continue to accept CE marked devices. There are some extra hurdles for manufacturers who are based outside the UK, such as the requirement to appoint a UK Responsible Person (“UKRP”) to take on certain regulatory responsibilities with respect to the Medicines and Healthcare products Regulatory Agency (“MHRA”) and users or customers in the UK. To enable devices to be placed on the market in the UK after January 1, 2021 (even for CE marked devices), a UK manufacturer must register with the MHRA, as must a UKRP for an overseas manufacturer. Such registering entity will then register each of the devices for which they are responsible for placing on the market in the UK, whether in Great Britain or Northern Ireland. Until May 25, 2021, our products bearing a CE mark could be exported from the EEA to Switzerland. However, as of May 26, 2021, the EU no longer applies the Mutual Recognition Agreement between the EEA and Switzerland. Accordingly, legal manufacturers in Switzerland will be required to appoint a European Union authorized representative, and manufacturers outside of Switzerland will be required to appoint a Swiss authorized representative in compliance with the Medical Device Ordinance. As a consequence, we will be required to appoint an authorized representative in Switzerland in order to export our CE-marked medical devices to Switzerland beginning in January 2022 through August 2022, depending on the class of the device or system in question. Additionally, the name and address of the Swiss authorized representative must be placed on the packaging.
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
We are also subject to extensive U.S. federal and state health care marketing and fraud and abuse regulations, such as the federal False Claims Act, federal and provincial marketing regulations in Canada and similar regulations in foreign countries in which we may conduct our business. The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit (or cause the submission of) false or fraudulent claims for payment to the government. The U.S. federal Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal or state health care program such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical or medical device manufacturers, on the one hand, and prescribers, purchasers, formulary managers and other health care related professionals, on the other hand. Some state anti-kickback laws also prohibit such conduct where commercial insurance, rather than federal or state, programs are involved. Violations of the U.S. federal Anti-Kickback Statute also carry potential federal False Claims Act liability. In addition, in the U.S., Canada and various other countries, companies may not promote drugs or medical devices for “off-label” uses - that is, uses that are not described in the product’s labeling and that differ from those that were approved or cleared by the FDA, Health Canada or applicable regulatory agency in such other countries - and “off-label promotion” in the U.S. has also formed the predicate for False Claims Act liability resulting in significant financial settlements. These and other laws and regulations, rules and policies may significantly impact the manner in which we are permitted to market our products. If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, the curtailment or restructuring of our operations or other sanctions, including consent orders or corporate integrity agreements.
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
We are also subject to the U.S. Foreign Corrupt Practices Act ("FCPA"), the Canadian Corruption of Foreign Public Officials Act and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Violations of these laws could result in criminal or civil penalties or remedial measures.
We are also subject to various state, federal and international laws and regulations governing the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information, including, but not limited to, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, “HIPAA”). HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions (e.g., health care claims information and plan eligibility, referral certification and authorization, claims status, plan enrollment, coordination of benefits and related information), as well as standards relating to the privacy and security of individually identifiable health information. These standards require the adoption of administrative, physical and technical safeguards to protect such information. Many states in which we operate have laws that protect the privacy and security of sensitive and personal information, including health-related information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020, imposes stringent data privacy and security requirements and obligations with respect to the personal information of California residents, including, among other things, new disclosures to California consumers and providing such consumers new data protection and privacy rights, including the ability to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data that may increase the likelihood of, and risks associated with, data breach litigation. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject. For instance, the California Privacy Rights Act (“CPRA”) was passed in November 2020. When it takes effect in January 2023, it will maintain the core framework of the CCPA, while also making a number of substantive changes.
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
Although efforts at replacing the Health Care Reform Act have stalled in Congress, there could still be changes to this legislation in the near term. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Legislative efforts relating to drug pricing, the cost of prescription drugs under Medicare, the relationship between pricing and manufacturer patient programs, and government program reimbursement methodologies for drugs have been proposed and considered at the U.S. federal and state level. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted in future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Biden Administration have each indicated an intent to continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system.
See Item 1A. “Risk Factors” of this Form 10-K for additional information on the risks associated with these regulations and related matters.
Environmental and Other Regulation
Our facilities and operations are subject to a broad range of federal, state and local environmental and occupational health and safety laws and regulations in both the U.S. and countries outside the U.S. (including Canada), including those governing the discharge of substances into the air, water and land, the handling, treatment, storage and disposal of hazardous substances and wastes, wastewater and solid waste, the cleanup of contaminated properties and other environmental matters. Certain of our development and manufacturing activities involve the use of hazardous substances. If we fail to comply with these environmental, health and safety laws and regulations, including failing to obtain any necessary permits, we could incur substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to conduct or fund remedial or corrective measures, install pollution control equipment, reformulate or cease the marketing of our products or perform other actions. Under certain laws, we may be subject to joint and several liability for environmental investigations and cleanups, including at properties that we currently or previously owned or operated, or at sites at which waste we generated was disposed, even if the contamination was not caused by us or was legal at the time it occurred. We are also subject to extensive and evolving regulations regarding the manufacturing, processing, distribution, importing, exporting and labeling of our products and their raw materials. In the EU, the REACH regulations came into effect in 2007, with implementation rolling out over time. Registered chemicals then can be subject to further evaluation and potential restrictions. Since the promulgation of REACH, other countries have enacted or are in the process of implementing similar comprehensive chemical regulations. These laws and regulations may materially affect our operations by subjecting our products or raw materials to testing or reporting requirements or restrictions, moratoria, phase outs or other limitations on their sale or use. In particular, some of our products might be characterized as nanomaterials and then be subject to evolving, new nanomaterial regulations.
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

Customers and Marketing
In 2021, the U.S. and Puerto Rico accounted for approximately 58% and China accounted for approximately 6% of our total revenue, respectively. No other country accounted for more than 5%. See Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for revenues by geographic area.
Customers that accounted for 10% or more of our total revenue for 2021, 2020 and 2019 are as follows:

	2021	2020	2019
AmerisourceBergen Corporation	18%	17%	16%
McKesson Corporation	16%	17%	17%
Cardinal Health, Inc.	12%	13%	14%
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
Manufacturing
We currently operate approximately 36 manufacturing sites worldwide and continue to make capital investments in these facilities as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Core Businesses” of this Form 10-K.
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
We also subcontract the manufacturing of certain of our products, including products manufactured under the rights acquired from other pharmaceutical companies. Products representing approximately 20% of our product sales for 2021 are produced in total, or in part, by third-party manufacturers under manufacturing arrangements.
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
As of December 31, 2021, we had approximately 19,600 employees (of which 19,100 were full-time employees), which included approximately 9,900 in production, 7,000 in sales and marketing, 1,400 in general and administrative positions and 1,300 in R&D. These employees are located around the world, with 7,380 in the United States and Canada, 6,820 in Europe, 2,420 in Asia-Pacific countries, 2,120 in Latin America, 640 in Russia and Commonwealth of Independent State countries and 220 in the Middle East and Africa.
Collective bargaining exists for some employees in several countries in which we do business. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

In the beginning of 2021, our voluntary turnover rate trended higher than in 2020, but in line with what most companies were experiencing in the industries and geographies in which we operate; the voluntary turnover rate has since leveled off and is closer to or at targeted rate. We have not experienced any significant disruption to date as a result of turnover.
Health, Safety and Wellness
Our employees' health, safety, and wellness are important to us. With the COVID-19 outbreak, a continued focus in 2021 was protecting the health and safety of our employees and their families. We continued to make available our remote work policies, which had been broadened in 2020 to enable our global employees to work from home wherever possible. In circumstances where remote work was not possible (such as at our manufacturing and distribution facilities), we continued to implement safety measures, which had been introduced in 2020 to help prevent the spread of COVID-19 in the workplace, such as mandatory face coverings, social distancing, hand hygiene, plexiglass barriers, limited face-to-face meetings and other procedures as prescribed by global public health organizations, such as the WHO and U.S. Centers for Disease Control and Prevention.
On an ongoing basis, we measure how well we are fostering the health and safety of our employees through our Days Away Rate ("DAR"), which is a standard used in our industry to capture the number of days that our employees are away from work as a result of a work-related injury or illness. For the year 2021, our DAR was 6 days per 100 employees. This was favorable when compared to the goal we established for DAR of less than 12 days per 100 employees and was favorable to our industry’s average DAR of 24 days per 100 employees.
We also recognize that physical, emotional and financial wellbeing are significant contributors to our employees success at work and home. We aim to support our employees in their everyday life by centering programs and activities around these three pillars of wellbeing. Across each of these pillars, we offer a range of resources to help our employees be healthy and feel successful in both their professional and personal lives, including through employee assistance programs.
Diversity and Inclusion
We are dedicated to fostering an inclusive work environment where everyone feels welcomed, supported and valued for their talents and contributions. Our Bausch Health Diversity, Equity & Inclusion ("DE&I") strategy centers on connecting our employees to our Company, each other, and our communities to cultivate a sense of trust, respect and belonging for all. We have a DE&I Council that is led by our Company's Executive Committee members sponsored by our Chief Human Resources Officer, General Counsel, and Chief Medical Officer/President R&D that provides oversight for our DE&I strategy and initiatives.
We strive to advance candid conversations among our employees about diversity and inclusion and expanding training and education on those issues. Specifically, we have provided all employees with educational tools and resources to understand how to talk about these topics at work and, in 2020, have introduced training aimed at helping employees become more aware of unconscious biases.
We are focused on continuing to expand our Employee Resource Groups ("ERGs"), providing opportunities for professional growth, development and informal networking. Our ERGs include the following: Asian Heritage, Black & African Heritage, LGBTQ+, Military, and the Women's Inclusive Network. In 2021, these ERGs have helped strengthen our focus on DE&I by promoting opportunities for professional growth, development, and informal networking, and providing forums to voice concerns, and multiple perspectives. Another essential pillar of our ERG program is to establish connections with charities whose missions align with those of our individual ERGs and give back to these communities, which we plan to continue in 2022 and beyond.
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
We are committed to supporting patients who have lost employment health benefits due to the COVID-19 pandemic, and because it is essential that our patients continue their prescribed treatments, we are proud to offer certain of our prescription medicines through our Bausch Health Patient Assistance Program. In the face of the COVID-19 pandemic, some people have financial obstacles that keep them from obtaining and continuing their prescribed treatments. The purpose of the Bausch Health Patient Assistance Program is to provide eligible unemployed patients in the U.S., who meet stated qualifications and have lost their health insurance due to the COVID-19 pandemic, with certain of our prescription products where their financial circumstances or insurance status would otherwise interfere with their ability to access such products. If approved, patients receive their Bausch Health Companies Inc. prescription product(s) at no cost to them for up to one year, and may be able to reapply to the program annually if they continue to meet eligibility requirements and have a valid prescription.
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
•the impact on our business from the separation of our eye-health business into an independent publicly traded entity, including the impact of a failure to maintain the tax-free treatment of such transaction, the continued reliance on Bausch + Lomb employees for certain transitional services, a failure to obtain replacement contracts, any actual or perceived conflict of interest of our directors and officers who also serve roles in Bausch + Lomb and the cross-indemnification obligations on us and Bausch + Lomb;
•the impact on our business from the proposed Solta IPO, including the continued reliance on any Solta employees for certain transitional services, a failure to obtain replacement contracts, any actual, potential or perceived conflict of interest of our directors and officers who also serve roles in Solta and the cross-indemnification obligations on us and Solta;
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
•the effect of interest rate changes, including the discontinuation of the London Interbank Offered Rate ("LIBOR");
•our ability to manage the transition of our key management positions;
•our ability to recruit and retain executives and key personnel;
•the potential increase of our effective tax rates, including as a result of proposed changes to applicable tax laws;
•our ability to compete with generic competitors in products that represent a significant amount of our revenue;
•our ability to obtain, maintain, enforce or defend the intellectual property rights required to conduct our business;
•the impact of potential intellectual property litigation;
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
•our ability to comply with ongoing regulatory review of our marketed drugs, including our dietary products;
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
•the impact of catastrophic events that may disrupt our business;
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
Risks Relating to COVID-19
The ongoing COVID-19 pandemic, the rapidly evolving reaction of governments, private sector participants and the public to that pandemic and/or the associated economic impact of the pandemic and the reactions to it, could adversely and materially impact our business, financial condition, cash flows and results of operations.
The ongoing COVID-19 pandemic, including the emergence of new variants such as Delta and Omicron, and the rapidly evolving reaction of governments, private sector participants and the public in an effort to contain the spread of COVID-19 (and variants thereof) and/or address its impacts have intensified and have had significant direct and indirect effects on businesses and commerce generally, including disruption to supply chains, employee base and transactional activity, facilities closures and production suspensions, and significantly increased demand for certain goods and services, such as pandemic-related medical services and supplies, alongside decreased demand for others, such as retail, hospitality, travel and elective surgery.
As a result of the impact of COVID-19, we have experienced and may continue to experience delays in and postponement of our clinical trial programs, reduced demand for certain of our products due to the deferral of elective medical procedures and of doctor and dentist visits and restrictions on outpatient surgery and other medical procedures, and if such issues recur in the future, our results of operations may be adversely impacted as a result. In addition, certain of our facilities were temporarily closed in connection with the COVID-19 pandemic, and we have also experienced some disruptions to our supply chain as a result of challenges associated with the COVID-19 pandemic. Although we are not currently experiencing these effects, depending on future developments with respect to COVID-19, we may continue to experience those effects as a result of the pandemic, the emergence of new variants (such as Delta and Omicron), the reactions of governments, private sector participants and the public to the pandemic and the associated disruption to business and commerce generally.
For example, we have experienced and/or, in the future, may experience:
•further material closures or disruptions to our manufacturing sites (for example, we experienced closures at our Milan, Italy, Bothell, Washington U.S. sites and our two sites in China in 2020);
•lack of availability of active pharmaceutical ingredients ("API"), and intermediates, or other supply chain disruptions, including for some of our key products;
•continued alternative working arrangements, including personnel working remotely and additional physical distancing, cleaning or sterilization protocols at our production facilities, which could negatively impact our business should such arrangements remain for an extended period of time;
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
•interruption or postponement of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by national, federal, state or local governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
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
•recurrence of deferral of elective medical procedures and of doctor and dentist visits, and reduced usage of contact lens, which may reduce demand for certain of the Company’s products, including our contact lens products and certain branded pharmaceutical products in our eye-care, dermatology, GI and dentistry businesses;
•delays or difficulties in our and our business partners’ ability to access physicians, which may in turn impact our ability to train physicians to use our devices and provide needed services; and
•adverse effects on the regional economies in which we operate which could reduce demand for certain of the Company’s products.
The extent and duration of the pandemic, the reactions of governments, private sector participants and the public to that pandemic and the associated disruption to business and commerce generally, and the extent to which these may impact our business, financial condition, cash flows and results of operations in particular, will depend on future developments which are highly uncertain and many of which are outside our control and cannot be predicted with confidence. Such developments include the ultimate geographic spread and duration of the pandemic, the availability and effectiveness of vaccines for COVID-19, vaccine hesitancy, the extent and duration of a resurgence of the COVID-19 virus and variant strains thereof, including the Delta and Omicron variants, new information which may emerge concerning the severity of COVID-19, the effectiveness and intensity of measures to contain COVID-19 and/or address its impacts, and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have a significant adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline and may exacerbate other risk factors disclosed in this Item 1A. “Risk Factors.”
Developments such as those described above, among others, depending on their nature, duration and intensity, could have a significant adverse effect on the Company's business, financial condition, cash flows and results of operations.
Risks Relating to the B+L Separation and the Solta IPO
Our plan to separate our eye-health business into an independent publicly traded entity from the remainder of the Company is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time, expense, and distraction, which could disrupt or have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
On August 6, 2020, we announced that we intend to separate our eye-health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc. The B+L Separation will establish a separate fully integrated eye-health company which will consist of our Bausch + Lomb Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmology Rx businesses. It is anticipated that the B+L Separation will involve (i) an initial public offering of a portion of the shares of Bausch + Lomb and (ii) following the completion of the B+L IPO, the expiry of customary lockups related to the B+L IPO and achievement of targeted debt leverage ratios (and subject to receipt of regulatory, stock exchange and other approvals and market conditions), a distribution of all or a portion of our remaining equity interest in Bausch + Lomb to our shareholders (the “Distribution”). It is currently anticipated that the Distribution will take the form of a transfer of all or a portion of the remaining equity interest in Bausch + Lomb to our shareholders by way of a plan of arrangement under applicable corporate law (the “Arrangement”).
The anticipated B+L Separation is subject to regulatory approvals and certain conditions, including final approval by the Company’s Board of Directors, any shareholder vote requirements that may be applicable, compliance with (including completion of all necessary filings required by) U.S. and Canadian securities laws and stock exchange rules, receipt of any applicable opinions and/or rulings with respect to the Canadian federal income tax treatment of the Separation, determination of the pro forma capitalizations of the two separate companies, the existence of satisfactory market conditions, the receipt of and compliance with any necessary court orders relating to the B+L Separation and approvals of the NYSE and TSX. There can be no certainty, nor can we provide any assurance, that all of the required conditions to the B+L Separation will be satisfied or, if permissible, waived, or, if satisfied or waived, when they will be satisfied or waived. The failure to satisfy all of the required conditions, many of which are outside of our control, could delay the completion of the B+L Separation (including either or both of the B+L IPO and Distribution) for a significant period of time or prevent it from occurring at all or result it being restructured in a manner that may be more or less advantageous to the Company and its shareholders. In addition, we announced a refinancing of our existing Restated Credit Agreement in January 2022 which is intended to facilitate the B+L Separation by, among other things, permitting us to designate Bausch + Lomb as an “unrestricted” subsidiary under the New Restated Credit Agreement (as defined herein) covenants upon achievement of a 7.60:1.00 pro forma “Remainco Total Leverage Ratio.” There can be no assurance that the Credit Agreement Refinancing (as defined herein) will occur on the anticipated terms or at all. If we are unable to consummate the Credit Agreement Refinancing, we may be unable to complete the B+L Separation on the anticipated terms or timeline.
Unanticipated developments, including disruptions to business and commerce induced by the COVID-19 pandemic, changes in market conditions, possible delays in obtaining any necessary shareholder, stock exchange, regulatory or other approval or the failure to obtain any such approvals, possible delays in obtaining any required tax opinions or rulings or the failure to obtain any such tax opinions or rulings, negotiating challenges, the uncertainty of the financial markets, changes in the law, and other challenges in executing the B+L Separation, could delay or prevent the completion of the B+L Separation (including either or both of the B+L IPO and Distribution), result in changes to the anticipated structure of the B+L Separation, or cause the B+L Separation to occur on terms or conditions that are different or less favorable than expected. Any changes to the B+L Separation or delay in completing the B+L Separation could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than expected. Further, our Board of Directors could decide, either because of a failure to satisfy conditions or because of market or other factors, to delay, abandon or alter the structure or terms of the B+L Separation. No assurance can be given as to whether and when the B+L Separation will occur, on what terms the B+L

Separation will occur or whether the B+L Separation will achieve the benefits we expect. As a result, there can be no assurance as to the timing of the completion of the B+L Separation or its structure or terms.
Even if the B+L Separation is completed, we may not be able to achieve the full strategic and financial benefits expected to result from the B+L Separation. The B+L Separation is expected to unlock value by creating an independent business and distinct investment identity with enhanced strategic and management focus that allows more efficient allocation of resources and capital. In addition, proceeds from the B+L IPO are expected to facilitate further reductions in the aggregate amount of our outstanding indebtedness. We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (i) Bausch + Lomb may prove to be less valuable on an independent basis than we anticipate, including because it is more susceptible to economic downturns and other adverse events than if it were still a part of the Company and because its business will be less diversified than the Company’s business prior to the B+L Separation and (ii) other actions required to separate the respective businesses could disrupt our operations.
Executing the B+L Separation has and will continue to require significant resources, time and attention from our senior management and employees, which could cause distractions and divert attention and resources away from other projects and the day-to-day operation of our business. We may also experience increased difficulties in attracting, retaining, and motivating management and employees during the pendency of the B+L Separation and following its completion. For more information on these and other related risks, see Item 1A. “Risk Factors—Employment-related Risks” of this Form 10-K. The B+L Separation, whether or not completed, may also have an adverse impact on our relationships with our customers, suppliers and other business counterparties. The price of our common shares could also fluctuate significantly in response to developments or market speculation related to the proposed B+L Separation. The B+L Separation, if completed, may also have the effect of exacerbating other risk factors disclosed in this Item 1A. “Risk Factors.”
We have already incurred expenses in connection with the B+L Separation, and expect that the process of completing the B+L Separation will be time-consuming and involve significant additional costs and expenses, which may not yield a discernible benefit if the B+L Separation is not completed on the timeline and terms currently anticipated or at all. In addition, if the B+L Separation is not completed or if it is delayed or restructured, we will still be required to pay certain costs and expenses incurred in connection therewith, such as legal, accounting, and other professional and advisory fees. Furthermore, the B+L Separation, if completed, is expected to result in dyssynergy costs, which may be greater than we anticipate and/or may be significant. In addition, we could be subject to legal proceedings or other claims challenging the B+L Separation, which could result in substantial costs and liability and also divert management's attention and resources, any of which could harm our business.
Any of the above factors could cause the B+L Separation (or the failure to consummate the B+L Separation) to have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
If the Distribution proceeds pursuant to the Arrangement, to preserve the tax-free treatment of certain transactions related to the Distribution, we may not be able to engage in certain transactions. In such case, we could incur significant tax liabilities, or be liable to Bausch + Lomb, if certain transactions occur which result in these transactions or the Distribution being subject to tax. The application of certain requirements of the public company “butterfly reorganization” rules in Section 55 of the Canadian Tax Act depend on events that may not be within our control.
We currently expect that the Distribution will be effected pursuant to the public company “butterfly reorganization” rules in Section 55 of the Income Tax Act (Canada) (the “Canadian Tax Act”). If the Distribution is effected pursuant to the public company “butterfly reorganization” rules in Section 55 of the Tax Act as currently anticipated, we and Bausch + Lomb will recognize a taxable gain on the Distribution if (a) within three years of the Distribution, Bausch + Lomb engages in a subsequent spin-off or split-up transaction under Section 55 of the Canadian Tax Act or the Company engages in a split-up (but not spin-off) transaction under Section 55 of the Canadian Tax Act; (b) a “specified shareholder” as defined for purposes of the “butterfly reorganization” rules in Section 55 of the Canadian Tax Act disposes of our shares or shares of Bausch + Lomb, or property that derives 10% or more of its value from such shares and an unrelated person or partnership acquires such property or property substituted therefore as part of the “series of transactions” which includes the Distribution; (c) there is an acquisition of control of the Company or Bausch + Lomb that is part of the “series of transactions” that includes the Distribution; or (d) certain persons acquire shares in the capital of Bausch + Lomb (other than in specified permitted transactions) in contemplation of and as part of the “series of transactions” that includes, the Distribution. If any of the above events, certain of which are outside the control of the Company and Bausch + Lomb, were to occur and to cause the Distribution to be taxable to us and/or to Bausch + Lomb, then we or Bausch + Lomb, as applicable, and, in some cases, both us and Bausch + Lomb, would be liable for a substantial amount of tax.
Given these potentially significant tax consequences, if the Arrangement is pursued, it is anticipated that we will agree with Bausch + Lomb to certain tax-related covenants, which may restrict us from taking certain actions that we might otherwise choose to take, some of which could be material, and the nature, extent and effect of these restrictions will depend on the manner in which the Distribution is effected. Furthermore, if we breach any of these tax-related covenants, we may be required to indemnify Bausch + Lomb against any taxes or other losses suffered or incurred from or in connection with such breach, which loss may include the taxable gain recognized by Bausch + Lomb if the Separation were to be taxable, as further described above.
Our plan to pursue an IPO of our Solta medical device aesthetics business is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time, expense, and distraction, which could disrupt or have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
On August 3, 2021, we announced that we intend to pursue an IPO of Solta Medical. The proposed Solta IPO would establish Solta Medical as a separate publicly traded company that consists of our medical aesthetics business. The proposed Solta IPO is subject to regulatory approvals and certain conditions, including final approval by our Board of Directors and compliance with (including completion of all necessary filings required by) U.S. securities laws and stock exchange rules. The failure to satisfy all of the required conditions could delay the completion of the Solta IPO for a significant period of time or prevent it from occurring at all.
Unanticipated developments, including disruptions to business and commerce induced by the COVID-19 pandemic, unfavorable market conditions, possible delays in obtaining any necessary stock exchange, regulatory or other approval or the failure to obtain any such approvals, negotiating challenges, the uncertainty of the financial markets, changes in the laws and regulations (both in the U.S. and in other jurisdictions, including China), reactions of customers and other parties, industry or economic conditions outside of the Company’s control, and other challenges in executing the Solta IPO, could delay or prevent the completion of the Solta IPO, or cause the Solta IPO to occur on terms or conditions that are different or less favorable than expected. Any changes to the Solta IPO or delay in completing the Solta IPO could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than expected. Further, our Board of Directors could decide, either because of a failure to satisfy conditions or because of market or other factors, to abandon the Solta IPO. No assurance can be given as to whether and when the Solta IPO will occur or whether the Solta IPO will achieve the benefits we expect. As a result, there can be no assurance as to the timing of the completion of the Solta IPO or its terms. Any changes with respect to the timing of the Solta IPO or the terms and conditions on which the Solta IPO occurs could also delay the B+L Separation or cause the B+L Separation to occur on terms or conditions that are different or less favorable than expected.
Even if the Solta IPO is completed, we may not be able to achieve the full strategic and financial benefits expected to result from the Solta IPO. The Solta IPO is expected to unlock value by creating an independent business and distinct investment identity with enhanced strategic and management focus that allows more efficient allocation of resources and capital. In addition, proceeds from the Solta IPO are expected to facilitate further reductions in the aggregate amount of our outstanding indebtedness. We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (i) following the Solta IPO, Solta may prove to be less valuable on an independent basis than we anticipate, including because it is more susceptible to economic downturns and other adverse events than if it were still a part of the Company and because its business will be less diversified than the Company’s business prior to the Solta IPO and (ii) other actions required to separate the respective businesses could disrupt our operations.
Executing the Solta IPO will require significant resources, time and attention from our senior management and employees, which senior management and employees are already expending significant resources, time and attention on the B+L Separation. The Solta IPO could cause further distractions and further divert attention and resources away from other projects and the day-to-day operation of our business. Both we and Solta may also experience increased difficulties in attracting, retaining, and motivating management and employees during the pendency of the Solta IPO and following its completion. For more information on these and other related risks, see Item 1A. “Risk Factors—Employment-related Risks” of this Form 10-K. The Solta IPO, whether or not completed, may also have an adverse impact on our relationships with our customers, suppliers and other business counterparties. The price of our common shares could also fluctuate significantly in response to developments or market speculation related to the proposed Solta IPO. The Solta IPO, if completed, may also have the effect of exacerbating other risk factors disclosed in this Item 1A. “Risk Factors.”
We have already incurred expenses in connection with the Solta IPO, and expect that the process of completing the Solta IPO will be time-consuming and involve significant additional costs and expenses, which may not yield a discernible benefit if the Solta IPO is not completed or is not completed on the timeline or terms anticipated. In addition, if the Solta IPO is not completed, we will still be required to pay certain costs and expenses incurred in connection therewith, such as legal, accounting, and other professional and advisory fees. Furthermore, the Solta IPO, if completed, is expected to result in dyssynergy costs, which may be greater than we anticipate and/or may be significant. In addition, we could be subject to legal proceedings or other claims challenging the Solta IPO, which could result in substantial costs and liability and also divert management’s attention and resources, any of which could harm our business.
Any of the above factors could cause the Solta IPO (or the failure to consummate the Solta IPO) to have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
In connection with the B+L Separation and the Solta IPO, we will continue to rely on Bausch + Lomb and, to a lesser degree, Solta for certain services, which services may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.
In connection with the B+L Separation, we anticipate that we and Bausch + Lomb will provide to each other certain services for a transitional period in exchange for certain agreed-upon fees. In addition, in connection with the Solta IPO, we anticipate that we and Solta may provide to each other certain services for a transitional period in exchange for certain agreed-upon fees. If we no longer receive these services from Bausch + Lomb and/or Solta due to the termination or expiration of these transitional services, we may not be able to perform these services ourselves and/or find appropriate third-party arrangements at a reasonable cost (and any such costs may be higher than those charged by Bausch + Lomb or Solta). In addition, in connection with the B+L Separation and the Solta IPO, we expect that a number of the employees that support our business (which number of employees may be significant) will be employed by legal entities that are owned by Bausch + Lomb or Solta and not by us.
Certain contracts used in our business may need to be replaced in connection with the B+L Separation or Solta IPO and failure to obtain such replacement contracts could increase our expenses or otherwise adversely affect our results of operations.
In connection with the B+L Separation and the Solta IPO, we may be required to replace certain shared contracts. It is possible that, in connection with the replacement process, some parties may seek more favorable contractual terms from us. If we are unable to obtain such replacement contracts, the loss of these contracts could increase our expenses or otherwise materially adversely affect our business, results of operations and financial condition.
In connection with the B+L Separation and Solta IPO, some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in Bausch + Lomb or Solta, respectively, and/or because they also serve as officers or directors of Bausch + Lomb or Solta.
Because of their anticipated positions with Bausch + Lomb, in connection with the B+L Separation, and/or with Solta, in connection with the Solta IPO, some of our directors and executive officers may own common shares of Bausch + Lomb and/or Solta or have options to acquire shares of Bausch + Lomb and/or Solta, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, in connection with the B+L Separation, certain of our current or former officers and directors will also serve as officers or directors of Bausch + Lomb and, in connection with the Solta IPO, certain of our current or former officers and directors will also serve as officers or directors of Solta. A director who has a material interest in a matter before our Board of Directors or any committee on which he or she serves is required to disclose such interest as soon as the director becomes aware of it in accordance with applicable law. In situations where a director has a material interest in a matter to be considered by our Board of Directors or any committee on which he or she serves, such director may be required to excuse himself or herself from the meeting while discussions and voting with respect to the matter are taking place. Although all transactions with related parties will be approved by independent members of our Board of Directors that may meet in the absence of senior executive officers or non-independent directors, the ownership of Bausch + Lomb or Solta equity or service to Bausch + Lomb or Solta may create the appearance of conflicts of interest when the Bausch + Lomb-affiliated or Solta-affiliated directors and officers are faced with decisions that could have different implications for Bausch + Lomb, Solta or us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between Bausch + Lomb and us regarding the terms of the B+L Separation or between Solta and us regarding the terms of the Solta IPO. Potential conflicts of interest could also arise if we enter into commercial arrangements with Bausch + Lomb or Solta in the future. As a result of these actual or apparent conflicts, we may be precluded from pursuing certain growth initiatives. While the Board of Directors believes that, given its size and structure, such actual or potential conflicts of interest can be managed adequately, including that the independent members of our Board of Directors may meet in the absence of senior executive officers or non-independent directors in respect of the relevant matter, the actual or perceived conflicts of interest that may arise could cause reputational or other harm.
In connection with both the B+L Separation and the Solta IPO and the various separation-related agreements to be entered into by us and Bausch + Lomb or Solta in connection with those proposed transactions, it is anticipated that we will agree to indemnify Bausch + Lomb and Solta, respectively, for certain liabilities, and Bausch + Lomb and Solta will agree to indemnify us for certain liabilities. However, there can be no assurance that Bausch + Lomb’s or Solta’s indemnity will be sufficient to insure us against the full amount of such liabilities, or that Bausch + Lomb’s or Solta’s ability to satisfy its indemnification obligation will not be impaired in the future.
It is anticipated that, in connection with the various separation-related agreements to be entered into between Bausch + Lomb and us in connection with the Separation and between Solta and us in connection with the Solta IPO, Bausch + Lomb and Solta, respectively, will agree to indemnify us for certain liabilities. However, there can be no assurance that the indemnity from Bausch + Lomb or Solta, as the case may be, will be sufficient to protect us against the full amount of such liabilities, or that Bausch + Lomb or Solta, as the case may be, will be able to fully satisfy its indemnification obligations in the future. Even if we ultimately succeed in recovering from Bausch + Lomb or Solta, as the case may be, any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows. Furthermore, any indemnification claim against us either by Bausch + Lomb, including for a breach of the tax-related covenants described above, or by Solta could be substantial, may not be able to be satisfied and may have a material adverse effect on us. Each of these risks could also negatively affect our business, financial condition, results of operations and cash flows.
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
While we have successfully settled or otherwise resolved a number of legacy legal proceedings, investigations and inquiries relating to, among other things, our disclosure and accounting practices and our former relationship with Philidor, including the securities class action litigation matters in both the U.S. and Canada, the investigation by the SEC, the investigation order from the Autorité des marches financiers (the “AMF”) (our principal securities regulator in Canada) and certain derivative lawsuits, we are currently still the subject of a number of other ongoing legal proceedings and investigations and inquiries by governmental agencies, including, but not limited to, the following: (i) a number of pending securities litigations, including certain opt-out actions in the U.S. (related to the U.S. Securities Litigation which has been settled, but remains subject to an objector's appeal of the final court approval), and in Canada (related to the securities class action litigation in Canada which has been settled), have been instituted, the allegations of which relate to, among other things, allegedly false and misleading statements by the Company and/or failures to disclose information about our business and prospects, including relating to drug pricing, our policies and accounting practices, our use of specialty pharmacies, and our former relationship with Philidor, and (ii) a lawsuit brought against the Company in the Superior Court of New Jersey asserting claims for common law fraud, negligent misrepresentation, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act. In addition, we could, in the future, face additional legal proceedings and investigations and inquiries by governmental agencies relating to these or similar matters. For more information regarding legal proceedings, see Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
We are unable to predict how long such proceedings, investigations and inquiries will continue, but we anticipate that we will continue to incur significant costs in connection with some or all of these matters and that some or all of these proceedings, investigations and inquiries will result in a substantial distraction of management’s time, regardless of the outcome. Some or all of these proceedings, investigations and inquiries will likely result in damages, settlement payments (such as the $1,210 million payment to be made by the Company in connection with the previously settled U.S. Securities Litigation (subject to an objector's appeal of the final court approval)), fines, penalties, consent orders or other administrative sanctions (including exclusion from federal programs) against the Company and/or certain of our directors and officers, any of which could be material, or in changes to our business practices, which, in turn, may result in or may contribute to an inability by us to meet the financial covenant contained in our Restated Credit Agreement (or that may be contained in our New Restated Credit Agreement, as defined below). Furthermore, publicity surrounding these proceedings, investigations and inquiries or any enforcement action as a result thereof, even if ultimately resolved favorably for us could result in additional investigations and legal proceedings. As a result, these proceedings, investigations and inquiries could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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

We are under scrutiny with respect to our historical business practices (including with respect to past pricing practices), including various securities litigations, including certain opt-out actions in the U.S. (related to the previously settled securities class action (subject to an objector's appeal of the final court approval)) and in Canada (related to the settled securities class action), and certain other lawsuits. We are unable to predict how such proceedings, investigations and inquiries will impact our current business practices, including with respect to pricing, or the prices of our products, including whether we will be required to impose pricing freezes or controls, pricing reductions (including on a retroactive basis) or other price regulation for some or all of our products.
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
Further, the pharmaceutical and medical device industries historically have generated substantial litigation concerning the manufacture, use and sale of products and we expect this litigation activity to continue. As a result, we expect that patents related to our products will be routinely challenged, and the validity or enforceability of our patents may not be upheld. In order to protect or enforce patent rights, we may initiate litigation against third parties. Our patents may also be challenged in administrative proceedings in the United States Patent and Trademark Office and patent offices outside of the United States. If we are not successful in defending an attack on our patents and maintaining exclusive rights to market one or more of our products still under patent protection, we could lose a significant portion of sales in a very short period. Even in cases where we prevail in an infringement claim, legal remedies available for harm caused to us may not be sufficient to make us whole. We may also become subject to, or threatened with, legal proceedings and infringement claims by third parties and may have to defend against charges that we infringed, misappropriated or otherwise violated patents or the intellectual property or proprietary rights of third parties. Third parties may also request a preliminary or permanent injunction from a court of law to prevent us from marketing a product. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. If we are found to infringe, misappropriate or otherwise violate the intellectual property rights of others, we could lose our right to develop, manufacture or sell products, including our generic products, or could be required to pay monetary damages or royalties to license proprietary rights from third parties, which could be substantial and include treble damages and attorneys’ fees, if we are found to willfully infringe any intellectual property rights of others. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Any of the foregoing events could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
We rely on distributors, suppliers, contract research organizations, vendors, service providers, business partners and other third parties to research, develop, manufacture, distribute, market and sell many of our products, as well as perform other services relating to our business. We rely on these third parties to meet their contractual, legal, regulatory and other obligations. A failure to maintain these relationships or poor performance by these third parties could negatively impact our business. In addition, we cannot guarantee that the contractual terms and protections and compliance controls, policies and procedures we have put in place will be sufficient to ensure that such third parties will meet their legal, contractual and regulatory obligations or that these terms, controls, policies, procedures and other protections will protect us from acts committed by our agents, contractors, distributors, suppliers, service providers or business partners that violate contractual obligations or the laws or regulations of the jurisdictions in which we operate, including matters respecting anti-corruption, fraud, bribery and kickbacks and false claims, pricing, sales and marketing practices, privacy laws and other legal obligations. Any failure of such third parties to meet these legal, contractual and regulatory obligations or any improper actions by such third parties or even allegations of such non-compliance or actions could damage our reputation, adversely impact our ability to conduct business in certain markets and subject us to civil or criminal legal proceedings and regulatory investigations, monetary and non-monetary damages and penalties and could cause us to incur significant legal and investigatory fees and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. For example, the allegations about the activities of Philidor and our former relationship with Philidor have resulted in a number of investigations, inquiries and legal proceedings against us, which have damaged and may further damage our reputation and result in damages, fines, penalties or administrative sanctions against the Company and/or certain of our officers. For more information regarding legal proceedings, see Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
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
The marketing, promotional and business practices of pharmaceutical and medical device companies, as well as the manner in which companies’ in-house or third-party sales forces interact with purchasers, prescribers, and patients, are subject to extensive regulation, enforcement of which may result in the imposition of civil, regulatory and/or criminal penalties, injunctions, and/or limitations on marketing practice for some of our products and/or pricing restrictions or mandated price reductions for some of our products. Many companies, including us, have been the subject of claims related to these practices asserted by federal authorities. These claims have resulted in fines and other consequences, such as entering into corporate integrity agreements with the U.S. government. Companies may not promote drugs or devices for “off-label” uses-that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA, Health Canada, EMA or other applicable regulatory agencies. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies (such as entering into corporate integrity agreements with the U.S. government), as well as criminal sanctions. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged. For more information regarding legal proceedings, see Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements.
Debt-related Risks
Our Restated Credit Agreement and the indentures governing our senior notes impose restrictive covenants on us. Our failure to comply with these covenants could trigger events, which could result in the acceleration of the related debt, a cross-default or cross-acceleration to other debt, foreclosure upon any collateral securing the debt and termination of any commitments to lend, each of which would have a material adverse effect on our business, financial condition, cash flows and results of operations and would cause the market value of our common shares and/or debt securities to decline and could lead to bankruptcy or liquidation.
Our Restated Credit Agreement and the various indentures governing our senior notes contain covenants that restrict the way we conduct business and require us to satisfy certain financial tests in order to incur debt or take other actions. For example, our Restated Credit Agreement contains a financial covenant that requires us to maintain a certain financial ratio at fiscal quarter end.
The Company’s Restated Credit Agreement contains a specified quarterly financial maintenance covenant (consisting of a first lien leverage ratio). As of December 31, 2021, we were in compliance with this financial maintenance covenant. However, we can make no assurance that we will be able to comply with the restrictive covenants contained in the Restated Credit Agreement and indentures in the future. Based on our current forecast for the next twelve months from the date of issuance of this Form 10-K, we expect to remain in compliance with this financial maintenance covenant and meet our debt obligations over that same period. In the event that we perform below our forecasted levels, we may also implement certain additional cost-efficiency initiatives, such as rationalization of selling, general and administrative expenses ("SG&A") and R&D spend, which would allow us to continue to comply with the financial maintenance covenant. The Company may consider taking other actions, including divesting other businesses, refinancing debt, issuing equity or equity-linked securities as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenant and meeting its debt service obligations, or may negotiate with the applicable lenders for an amendment or modification to such covenant, as deemed appropriate. However, we cannot guarantee that any of the above-noted actions would be achieved. If we perform below our forecasted levels and the actions referenced above are not effective, we would fail to comply with our financial maintenance covenant. In that instance, we would be in default, and our lenders would be permitted to accelerate our debt unless we could obtain an amendment. If our debt was accelerated, we would not have sufficient funds to repay our debt absent a refinancing, and we cannot provide assurance that we would be able to obtain a refinancing.
Our inability to comply with the covenants in our debt instruments could lead to a default or an event of default under the terms thereof, for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under our Restated Credit Agreement and holders of our senior notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver. If an event of default is not cured or is not otherwise waived, a majority of lenders in principal amount under our Restated Credit Agreement or the trustee or holders of at least 25% in principal amount of a series of our senior notes may accelerate the maturity of the related debt under these agreements, foreclose upon any collateral securing the debt and terminate any commitments to lend, any of which would have a material adverse effect on our business, financial condition, cash flows and results of operations and would cause the market value of our common shares and/or debt securities to decline. Furthermore, under these circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations and we may be unable to obtain alternative financing on terms acceptable to us or at all. In such circumstances, we could be forced into bankruptcy or liquidation and, as a result, investors could lose all or a portion of their investment in our securities.
On January 18, 2022, we announced our intention to refinance our existing Restated Credit Agreement with an amended Restated Credit Agreement (the “New Restated Credit Agreement” and such refinancing, the “Credit Agreement Refinancing”). The New Restated Credit Agreement is expected to consist of approximately $2,500 million of term B loans and a $975 million revolving credit facility. The Credit Agreement Refinancing is expected to occur only upon the completion of the B+L IPO and a related debt financing by Bausch + Lomb, and is expected to, among other things, permit us to designate Bausch + Lomb as an “unrestricted” subsidiary of the New Restated Credit Agreement covenants upon achievement of a 7.60:1.00 pro forma “Remainco Total Leverage Ratio.” The Credit Agreement Refinancing is intended to facilitate the B+L Separation. However, no definitive documentation for the Credit Agreement Refinancing has been executed, and accordingly there can be no assurance that the Credit Agreement Refinancing will occur on the anticipated terms or at all. If we are unable to consummate the Credit Agreement Refinancing, we may be unable to complete the B+L Separation on the anticipated terms or timeline.
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
We have a significant amount of indebtedness. For details regarding our debt and the maturity dates thereof, see Note 10, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements. Our ability to satisfy our debt obligations, including any special mandatory redemption of our February 2027 Secured Notes (as defined herein) if the B+L IPO has not occurred on or prior to August 15, 2022, will depend principally upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt. If we do not generate sufficient cash flow to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Alternatively, as we have done in the past, we may also elect to refinance certain of our debt, for example, to extend maturities. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. If we are unable to access the capital markets, whether because of the condition of those capital markets or our own financial condition or reputation within such capital markets, we may be unable to refinance our debt. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, given our capital structure, any refinancing of our senior unsecured debt may be with secured debt, thereby increasing our first lien and/or secured leverage ratios. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms, or at all, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Our ability to continue to reduce our indebtedness will depend upon factors including our future operating performance, our ability to access the capital markets to refinance existing debt and prevailing economic conditions and financial, business and other factors, many of which are beyond our control. Additionally, our ability to reduce our indebtedness using the proceeds of the B+L IPO and the Solta IPO will be subject to the risks and uncertainties relating to those transactions, as previously discussed. We can provide no assurance of the amount by which we will reduce our debt, if at all. In addition, servicing our debt will result in a reduction in the amount of our cash flow available for other purposes, including operating costs and capital expenditures that could improve our competitive position and results of operations.
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
Our senior secured credit facilities bear interest based on U.S. dollar London Interbank Offering Rates or U.S. Prime Rate, or Federal Funds effective rate (for U.S. dollar loans) and Canadian Prime Rate or Canada Bankers’ Acceptance Rate (for Canadian dollar loans). Thus, a change in the short-term interest rate environment (especially a material change) could have an adverse effect on our business, financial condition, cash flows and results of operations (which adverse effect could be material) and could cause the market value of our common shares and/or debt securities to decline. As of December 31, 2021, we did not have any outstanding interest rate swap contracts.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. In March 2021, ICE Benchmark Administration Limited, the administrator of LIBOR, extended the transition dates of all USD LIBOR settings (other than the one week and two-month USD LIBOR settings) to June 30, 2023, after which USD LIBOR settings will cease to be published. If LIBOR ceases to exist, we will need to endeavor, with the administrative agent thereunder, to amend the credit facilities to substitute LIBOR with an alternative rate of interest that gives due consideration to the then-prevailing market convention for syndicated loans in the U.S., subject to notice to all lenders and the absence of objection by the “required lenders,” or pay interest based on the "base rate" until we can otherwise renegotiate our Senior Secured Credit Facilities to include a LIBOR replacement. Any change in accordance with the aforementioned procedures, or the conversion of loans to base rate or U.S. prime rate loans, could have an adverse impact on our cost of capital. Currently, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our business, financial condition, cash flows and results of operations cannot yet be determined. However, any such event could have a material adverse effect on our business, financial condition, cash flows and results from operations and could cause the market value of our common shares and/or debt securities to decline.
Employment-related Risks
The transition of our key management positions in connection with the B+L IPO and the Solta IPO will be critical to our success, and the failure to successfully manage this transition could adversely impact our business.
In connection with the B+L IPO and the Solta IPO, we have announced the appointment of a new chief executive officer, chief financial officer, general counsel and other executives and key employees. The departure of key leadership personnel often results in the loss of significant knowledge and experience, and the ability of our new management to quickly expand their knowledge of our business will be critical to their ability to make informed decisions about our strategy and operations.
Any significant leadership change or senior management transition involves inherent risks, and any future changes to our management that may occur during the transition could cause significant disruption to the Company and its operations. The failure to adequately manage succession of senior management and other key personnel or the failure of key employees to successfully transition into new roles could cause further disruption to our business. In addition, changes in senior management may create uncertainty among investors, employees, business partners and others concerning the Company’s future direction and performance. Any disruption in our operations or adverse impacts from such uncertainty could have a material adverse effect on our business, financial condition, cash flows and results of operations.
The loss of the services of, or our inability to recruit, retain or motivate, our executives and other key employees could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We must continue to retain and motivate our executives and other key employees, and to recruit other executives and employees, in order to strengthen our management team and workforce. Our ability to retain or recruit executive and other key employees may be hindered or delayed by, among other things, competition from other employers who may be able to offer more attractive compensation packages, the reputational challenges the Company has faced as a result of historical issues and may in the future continue to face and the perceived or actual uncertainty created by the proposed B+L Separation and Solta IPO, and the changes to our executive team in connection with the proposed B+L IPO and Solta IPO. A failure by us to retain, motivate and recruit executives and other key employees or the unanticipated loss of the services of any of these executives or key employees for any reason, whether temporary or permanent, could create disruptions in our business, could cause concerns and instability for management and employees, current and potential customers, credit rating agencies and other third parties with whom we do business and our shareholders and debt holders and could cause concern regarding our ability to execute our business strategy or to manage operations in the manner previously conducted and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Furthermore, as a result of any failure to retain, or loss of, any executives or key employees, we may experience increased costs in order to identify and recruit a suitable replacement in a timely manner (and, even if we are able to hire a qualified successor, the search process and transition period may be difficult to manage and result in additional periods of uncertainty), which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, once identified and recruited, the transition of new executives and key employees may be difficult to manage and we cannot guarantee that new executives and employees will efficiently transition into their roles or ultimately be successful in their roles. Finally, as a result of changes in our executives and key employees, there may be changes in the way we conduct our business, as well as changes to our business strategy. We cannot predict what these changes may involve or the timing of any such changes and how they will impact our product sales, revenue, business, financial condition, cash flows or results of operations, but any such changes could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Any of these factors could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
A significant portion of our business is conducted through U.S. subsidiaries. On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) significantly revised U.S. federal corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate to 21%, limiting the tax deduction for interest expense to 30% of adjusted earnings, allowing immediate expensing for certain new investments, implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries of U.S. persons, imposing an additional U.S. tax on such non-U.S. subsidiaries’ earnings which are considered to be Global Intangible Low Taxed Income (referred to as “GILTI”) and imposing an alternative “base erosion and anti-abuse tax” (“BEAT”) on U.S. corporations that make deductible payments to foreign related persons in excess of specified amounts and, effective for net operating losses (“NOLs”) arising in taxable years beginning after December 31, 2017, eliminating net operating loss carrybacks, permitting indefinite net operating loss carryforwards and limiting the use of net operating loss carryforwards to 80% of current year taxable income.
There are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions in the TCJA, including the provisions relating to the modified territorial tax system, the one-time transition tax and the BEAT. While the U.S. Treasury Department and the Internal Revenue Service have issued proposed and final regulations and other guidance on many provisions in the TCJA that address some of these uncertainties and ambiguities, there are still no final regulations or other definitive guidance addressing other uncertainties and ambiguities in the TCJA. In the absence of guidance on these issues, we will use what we believe are reasonable interpretations and assumptions in interpreting and applying the TCJA for purposes of determining our U.S. subsidiaries’ cash tax liabilities and results of operations, which may change as we receive additional clarification and implementation guidance and as the interpretation of the TCJA evolves over time. It is possible that the Internal Revenue Service could issue subsequent guidance or take positions on audit that differ from the interpretations and assumptions that we previously made, which could have a material adverse effect on our cash tax liabilities, results of operations and financial condition.
Proposed changes to tax law in the U.S. and outside of the U.S. could affect our corporate tax rate.

In April 2021, U.S. President Joseph Biden proposed changes to the U.S. tax system. Since that date, both houses of Congress have released their own proposals for changes to the U.S. tax system, which proposals differ in a number of respects from the President’s proposal. The proposals under discussion have included changes to the U.S. corporate tax system that would increase U.S. corporate tax rates, although the most recent proposals do not include any such rate increase, and changes that would raise the tax rate on and make other changes to the taxation of GILTI earned by foreign subsidiaries. Also under consideration are modifications to the BEAT, which would tax certain payments, including some that are related to inventory, made to affiliates that are subject to an effective tax rate of less than specified rates. Certain proposals also include limitations on the participation exemption for foreign dividends received and interest expense. In addition, certain proposals include limitations on the deduction of interest expense and carryforwards of unused interest expense, as well as an excise tax on certain pharmaceutical products that are non-compliant with the proposed drug pricing legislation. We are unable to predict which, if any, U.S. tax reform proposals will be enacted into law, and what effects any enacted legislation might have on our liability for U.S. corporate tax. However, it is possible that the enactment of changes in the U.S. corporate tax system could have a material adverse effect on our liability for U.S. corporate tax and our consolidated effective tax rate.
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The Inclusive Framework plan has now been agreed to by 141 OECD members, including several countries which did not agree to the initial plan. Under pillar one, taxing rights over multinational businesses with global turnover above €20 billion and a profit margin above 10% will generally be re-allocated to market jurisdictions. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must now be implemented by the OECD Members who have agreed to the plan, effective in 2023. On December 20, 2021, the OECD published model rules to implement the pillar two rules, which are generally consistent with agreement reached by the Inclusive Framework in October 2021. Additional guidance is expected to be published in 2022. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. While we currently expect our effective tax rate to be in the range of 12-14% over the long-term, we are unable to predict when and how the Inclusive Framework agreement will be enacted into law in these countries, and it is possible that the implementation of the Inclusive Framework agreement, including the global minimum corporate tax rate could have a material effect on our liability for corporate taxes and our consolidated effective tax rate.
Our provision for income taxes is based on certain estimates and assumptions made by management. Our consolidated income tax rate is affected by the amount of pre-tax income earned in our various operating jurisdictions, the availability of benefits under tax treaties, and the rates of taxes payable in respect of that income. We enter into many transactions and arrangements in the ordinary course of business in respect of which the tax treatment is not entirely certain. We therefore make estimates and judgments based on our knowledge and understanding of applicable tax laws and tax treaties, and the application of those tax laws and tax treaties to our business, in determining our consolidated tax provision. For example, certain countries could seek to tax a greater share of income than we will allocate to our business in such countries. The final outcome of any audits by taxation authorities may differ from the estimates and assumptions that we may use in determining our consolidated tax provisions and accruals. This could result in a material adverse effect on our consolidated income tax provision, financial condition and the net income for the period in which such determinations are made. See Note 17, “INCOME TAXES” to our audited Consolidated Financial Statements for a discussion of the tax audits, examinations, and other proceedings currently being conducted with respect to the Company and its subsidiaries.
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
See Note 17, "INCOME TAXES" to our audited Consolidated Financial Statements.
Risks Relating to Intellectual Property and Exclusivity
The expiration or loss of patent protection or regulatory exclusivity rights for our key products could adversely impact our business. In addition, we have faced generic competition in the past and expect to face additional generic competition in the future. Competitors (including generic and biosimilar competitors) of our products could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

The development of new and innovative products, as well as protecting the underlying intellectual property of our product portfolio, is important to our success in all areas of our business. A significant number of the products we sell either: (i) have no meaningful exclusivity protection via patent or marketing or data exclusivity rights or (ii) are protected by patents or regulatory exclusivity periods that will be expiring in the near future. These products represent a significant amount of our revenues (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Trends — Generic Competition and Loss of Exclusivity” in this Form 10-K for a list of some of these products). The expiration or loss of patent protection or regulatory exclusivity rights for our key products could adversely impact our business. In addition, even for our products that have patent protection or exclusivity rights, we face competition from similar products in the markets in which we participate. As a result, we face significant competition with respect to a substantial majority of our products.
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
We may fail to obtain, maintain, license, enforce or defend the intellectual property and proprietary rights required to conduct our business, or third parties may allege that we are infringing, misappropriating or otherwise violating their intellectual property rights, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Further, the pharmaceutical and medical device industries historically have generated substantial litigation concerning the manufacture, use and sale of products and we expect this litigation activity to continue. As a result, we expect that patents related to our products will be routinely challenged, and the validity or enforceability of our patents may not be upheld. In order to protect or enforce patent rights, we may initiate litigation against third parties. Our patents may also be challenged in administrative proceedings in the United States Patent and Trademark Office and patent offices outside of the United States. If we are not successful in defending an attack on our patents and maintaining exclusive rights to market one or more of our products still under patent protection, we could lose a significant portion of sales in a very short period. Even in cases where we prevail in an infringement claim, legal remedies available for harm caused to us may not be sufficient to make us whole. We may also become subject to, or threatened with, legal proceedings and infringement claims by third parties and may have to defend against charges that we infringed, misappropriated or otherwise violated patents or the intellectual property or proprietary rights of third parties. Third parties may also request a preliminary or permanent injunction from a court of law to prevent us from marketing a product. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. If we are found to infringe, misappropriate or otherwise violate the intellectual property rights of others, we could lose our right to develop, manufacture or sell products, including our generic products, or could be required to pay monetary damages or royalties to license proprietary rights from third parties, which could be substantial and include treble damages and attorneys’ fees, if we are found to willfully infringe any intellectual property rights of others. However, we may not be able to obtain any required license from any third party on commercially reasonable terms or at all. Any of the foregoing events could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

For certain of our products and manufacturing processes, we rely on trade secrets and other proprietary information, which we seek to protect, in part, through information technology systems discussed in more detail in the following section, and, in part, by confidentiality and nondisclosure agreements with our employees, consultants, advisors and partners. Trade secrets and proprietary information are difficult to protect. We also attempt to enter into agreements whereby such employees, consultants, advisors and partners assign to us the rights in any intellectual property they develop in the course of their engagement with us. These agreements may be breached, and we may not have adequate remedies for any breach. There can be no assurance that these agreements will be self-executing or otherwise provide meaningful protection for our trade secrets or other intellectual property or proprietary information. These agreements may not effectively prevent disclosure or misappropriation of such information and disputes may still arise with respect to the ownership of intellectual property. In addition, third parties may independently develop the same or similar proprietary information or otherwise gain access to our trade secrets or disclose our technology. Further, we have employed and expect to employ individuals who were previously employed at universities or other companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, advisors and partners do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or such persons have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition to our business. The unauthorized access to or disclosure of our proprietary information or the loss of such intellectual property rights may impact our ability to develop, manufacture and market our own products or may assist competitors in the development, manufacture and sale of competing products, which could have a material adverse effect on our revenues, financial condition, cash flows or results of operations and could cause the market value of our common shares and/or debt securities to decline.
For a number of our commercialized products and pipeline products, including Xifaxan®, Siliq®, Lumify®, Plenvu®, Vyzulta®, Relistor®, Jublia® and the pipeline products that are the subject of our recently announced licenses with Eyenovia, Inc., Novaliq GmbH, BHVI and Clearside Biomedical, Inc., we rely on licenses to patents and other technologies, know-how and intellectual property and proprietary rights held by third parties. Any loss, expiration, termination or suspension of our rights to such licensed intellectual property would result in our inability to continue to develop, manufacture and market the applicable products or product candidates and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. If these licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, third parties, including our competitors, could have the freedom to seek regulatory approval of, and to market, products identical or similar to ours, and we may be required to cease our development and commercialization of certain of our products. Under some license agreements, we may not control the preparation, filing, prosecution or maintenance of the licensed intellectual property, or may not have the first right to enforce the intellectual property. In those cases, we may not be able to adequately influence patent prosecution or enforcement, or prevent inadvertent lapses of coverage due to failure to pay maintenance fees and we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business and that does not compromise the patent rights. In the future, we may also need to obtain such licenses from third parties to develop, manufacture, market or continue to develop, manufacture or market our products. If we are unable to timely obtain these licenses on commercially reasonable terms or at all, our ability to develop, manufacture and market our products may be inhibited or prevented, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Intellectual property litigation could cause us to spend substantial resources, distract our personnel from their normal responsibilities and cause the value of our common shares to decline.
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the value of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors or other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development collaborations that would help us commercialize our product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects and could cause the market value of our common shares and/or debt securities to decline.
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
The pharmaceutical, OTC and medical device industries are extremely competitive. Our success and future growth depend, in part, on our ability to develop, license or acquire products that are more effective than those of our competitors or that incorporate the latest technologies and our ability to effectively manufacture and market those products. New market entrants and existing competitors are also challenging distribution models with innovation in non-traditional, disruptive models such as direct-to-consumer, Internet and other e-commerce sales opportunities. Many of our competitors, particularly larger pharmaceutical, OTC and medical device companies, have substantially greater financial, technical and human resources than we do.
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
We cannot predict the timing or impact of the introduction of competitive products, including new market entries, “generic” versions of our approved products, or private label products that treat the same conditions as those of our products. In addition, the introduction of alternatives in medical devices and medical prescriptions could also alter the market and impede our sales growth. Our ability to respond to these competitive pressures will depend on our ability to decrease our costs and maintain gross margins and operating results and to introduce new products successfully and on a timely basis, and to achieve manufacturing efficiencies and sufficient manufacturing capacity and capabilities for such products.
Risks Relating to Our Business Strategy
We have made commitments and public statements with respect to the cessation of or limitation on pricing increases for certain of our products, and we may implement or recommend similar measures in the future. These pricing decisions could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
In May 2016, we formed a new Patient Access and Pricing Committee responsible for the pricing of our drugs. The new committee’s first action was a recommendation, which we implemented, for an enhanced rebate program to all hospitals in the U.S. to reduce the price of our Nitropress® and Isuprel® products. In addition, the Patient Access and Pricing Committee made a commitment that the average annual price increase for our branded prescription pharmaceutical products will be set at no greater than single digits. Historically, this commitment has been reaffirmed in subsequent years. All future pricing actions will be subject to review by the Patient Access and Pricing Committee and we expect that the Patient Access and Pricing Committee will implement or recommend additional price changes and/or new programs to enhance patient access to our drugs.
At this time, we cannot predict what specific pricing changes the committee will make for 2022 or beyond nor can we predict what other changes in our business practices we may implement with respect to pricing (such as imposing limits or prohibitions on the amount of pricing increases we may take on certain of our products or taking retroactive or future price reductions). We also cannot predict the impact such pricing decisions or changes will or would have on our business. However, any such changes could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
In prior years, we have undertaken a number of divestitures of certain of our assets and business. We may, in the future, seek to divest additional assets and/or businesses, some of which may be material and/or transformative, which could adversely affect our business, prospects and opportunities for growth.
In recent years, we have completed a number of divestitures of our assets, products or businesses that were not considered core to our ongoing operations or the needs of our primary-customer base, including the divestitures of our Obagi Medical Products business, our iNova Pharmaceuticals business, our Dendreon Pharmaceuticals subsidiary, our Sprout Pharmaceuticals subsidiary, the CeraVe®, AcneFree™ and AMBI® skincare brands and our Amoun Pharmaceutical subsidiary. We may, in the future, seek to complete additional divestitures.
Each of these divestitures has been time-consuming and has diverted management’s attention. As a result of these divestitures (and others we may complete in the future), we may experience lower revenue and lower cash flows from operations. In addition, as was the case with our sale of our Sprout Pharmaceuticals subsidiary, we may recognize a loss on sale in connection with such divestitures. We may also suffer adverse tax consequences as a result of such divestitures, including capital gains tax or the accelerated use of NOLs or other attributes. Furthermore, divesting certain of our businesses or assets may require us to incur restructuring charges, and we may not be able to achieve the cost savings that we expect from any such restructuring efforts or divestitures. Any such divestiture could reduce the size or scope of our business, our market share in particular markets, our opportunities with respect to certain markets, products or therapeutic categories or our ability to compete in certain markets and therapeutic categories. Furthermore, we will be required to use the net proceeds (or substantial portions thereof) from certain asset sales to repay the term loans under the Restated Credit Agreement, subject to certain reinvestment rights.
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
If we fail to maintain our relationships with, and provide appropriate training in our products to, health care providers, including physicians, eyecare professionals, hospitals, large drug store chains, wholesale distributors, pharmacies, government entities and group purchasing organizations, customers may not buy certain of our products and our sales and profitability may decline.
We market our pharmaceutical products to physicians, hospitals, pharmacies and wholesalers through our own sales force and sell through wholesalers. In some markets, we additionally sell directly to physicians, hospitals and large drug store chains and we sell through distributors in countries where we do not have our own sales staff. We have developed and strive to maintain strong relationships with members of each of these groups who assist in product research and development and advise us on how to satisfy the full range of consumer needs. We rely on these groups to educate their patients and other members of their organizations regarding our products. Consumers in the pharmaceutical industry, particularly the contact lens and lens care customers in the eye-health industry, have a tendency not to switch products regularly and are repeat consumers.
We have historically benefitted from our strong relationships with these physicians, hospitals, pharmacies and wholesalers. Our ability to maintain strong relationships is essential to our future performance; however, we may not be able to maintain these relationships in the future. The success of certain of our products, particularly our vision care products, is impacted by a physician's initial recommendation of such products and a consumer's initial choice to use such products. As a result, the failure of certain of our products, particularly in our vision care business, to retain the support of pharmaceutical professionals, hospitals or group purchasing organizations and to retain the support of the end-users and the distributors and retailers to whom we sell such products, could have a material adverse effect on our sales and profitability.
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
In addition, FDA and Health Canada approval must be obtained in the U.S. and Canada, respectively, EMA approval (drugs) and CE Marking (devices) and/or registration under the European Commission’s Medical Device Regulation (“MDR”) 2017/745 must be obtained in countries in the EU and similar approvals must be obtained from comparable agencies in other countries, prior to marketing or manufacturing new pharmaceutical and medical device products for use by humans. Obtaining such regulatory approvals for new products and devices and manufacturing processes can take a number of years and involves the expenditure of substantial resources. We may face additional challenges with respect to EMA approval and CE Marking in the EU as a result of additional requirements for approval in the EU that may be more burdensome than those required by the FDA and Health Canada.
Even if such products appear promising in development stages, regulatory approval may not be achieved and no assurance can be given that we will obtain approval in those countries where we wish to commercialize such products. Nor can any assurance be given that if such approval is secured, the approved labeling will not have significant labeling limitations, including limitations on the indications for which we can market a product, or require onerous risk management programs. Furthermore, from time to time, changes to the applicable legislation, regulations or policies may be introduced that change these review and approval processes for our products, which changes may make it more difficult and costly to obtain or maintain regulatory approvals.
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
In April 2017, the European Union adopted MDR, which repeals and replaces the Medical Device Directive (“MDD”) and Active Implantable Medical Devices Directive (“AIMDD”) 90/385/EEC. The MDR, for most parts, became applicable on May 26, 2021. Under the MDR, several transitional measures apply to medical devices that are certified under the MDD or AIMDD prior to May 26, 2021 or, for class I devices, for which a declaration of conformity was drawn up prior to May 26, 2021, allowing these devices to be placed on the market after May 26, 2021 under certain conditions for a transitional period. However, if we make any significant changes in the design or intended purpose of our devices, they will no longer benefit from such transitional periods. Generally, the MDR imposes stricter requirements on manufacturers, importers and distributors of medical devices. Moreover, the requirements to provide clinical data for medical devices has become stricter and as a result we may need to conduct new time consuming and costly clinical investigations with our existing medical devices to meet the new requirements, including to obtain CE certificates under the MDR. We may, or may not, be able to provide this data in time to obtain MDR certifications in a timely fashion when our existing certificates expire. These new regulations impact all of our existing and pipeline medical device products being sold in the EEA for which we are legal manufacturer, importer and/or distributor, including contact lens, lens care, eye health, aesthetic and surgical areas, as well as certain of our products outside the EEA, which rely on the EEA registration to support registration in those other countries. These products, in the aggregate, account for a meaningful portion of our net revenue in this region. While we are working to ensure compliance with these new regulations for all impacted products, we may not be able to achieve compliance for all products within the applicable transition period. If we fail to achieve compliance, we will not be able to market and sell the non-compliant products in the EEA, nor will we be able to rely on the non-compliant registration for such products in regions outside of the EEA, which could have a material adverse effect on our business, financial condition, cash flows and results of operations in the EEA and, possibly, on a consolidated basis, and could cause the market value of our common shares to decline.
While EU law is applicable in Northern Ireland, the UK Medical Devices Regulations 2002/68 also need to be complied with in Great Britain. Medical device manufacturers who have CE marked devices will be able to continue to place them on the market in the whole of the United Kingdom (the “UK”) until July 1, 2023 without a change in labeling. After that, devices destined for Great Britain will be required to follow the UK regulatory regime and to be labeled with the UKCA mark. Northern Ireland will, however, continue to accept CE marked devices. There are some extra hurdles for manufacturers who are based outside the UK such as the requirement to appoint a UK Responsible Person (“UKRP”) to take on certain regulatory responsibilities with respect to the Medicines and Healthcare products Regulatory Agency (“MHRA”) and users or customers in the UK. To enable devices to be placed on the market in the UK after January 1, 2021 (even for CE marked devices), a UK manufacturer must register with the MHRA, as must a UKRP for an overseas manufacturer. Such registering entity will then register each of the devices for which they are responsible for placing on the market in the UK, whether in Great Britain or Northern Ireland. This may create added expense and challenges as explained below.
Until May 25, 2021, our products bearing a CE mark could be exported from the EEA to Switzerland. However, as of May 26, 2021, the EU no longer applies the Mutual Recognition Agreement between the EEA and Switzerland. Accordingly, legal manufacturers in Switzerland will be required to appoint a European Union authorized representative, and manufacturers outside of Switzerland will be required to appoint a Swiss authorized representative in compliance with the Medical Device Ordinance. As a consequence, we are or will be required to appoint an authorized representative in Switzerland in order to export our CE-marked medical devices to Switzerland beginning in January 2022 through August 2022, depending on the class of the device or system in question.
In addition, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to the regulatory authority requiring us to recall or withdraw the product from the market. Further, if faced with these incidents of adverse drug reactions, unintended side effects or misuse relating to our products, we may elect to voluntarily implement a recall or market withdrawal of our product. A recall or market withdrawal, whether voluntary or required by a regulatory authority, may involve significant costs to us, potential disruptions in the supply of our products to our customers and reputational harm to our products and business, all of which could harm our ability to market our products and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Complying with existing government regulation of dietary supplements, including our eye vitamins and mineral supplements, in the U.S., Canada and elsewhere could increase our costs significantly and adversely affect our financial results.
The manufacturing, formulation, packaging, labeling and advertising of the Company’s dietary supplement products are also subject to regulation by certain federal, state and foreign agencies, including the FDA, the Federal Trade Commission (the “FTC”), and the Consumer Product Safety Commission, in the U.S., and by Health Canada in Canada. The FDA has authority in the U.S. over the adulteration or misbranding of dietary supplements. There are requirements relating to ingredient safety, new dietary ingredient notifications, labeling, claims notifications, and adverse event reporting among other requirements. While we believe our products comply with those requirements, the FDA may challenge positions we have taken with respect to the formulation or labeling of a dietary supplement product. We are also subject to risks relating to evolving regulations of dietary supplement products, including our eye vitamins and mineral supplements, as the FDA and other applicable agencies have in the past and may in the future consider additional or more stringent regulations of dietary supplements and other products. Such developments could require reformulation of certain of our products to meet new standards, additional record-keeping obligations, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or similar obligations, or could result in recalls or the discontinuance of certain of our products that are not able to be reformulated. Any such developments could increase our costs significantly. In addition, the FDA also has comprehensive regulations for CGMP for those who manufacture, package or hold dietary supplement products. These regulations focus on practices that ensure the identity, purity, quality, strength and composition of dietary supplements that are manufactured. We or our contract manufacturers may not be able to comply with such regulations without incurring additional expenses, which could be significant.
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
Our manufacturing facilities and those of our contract manufacturers must be inspected and found to be in full compliance with CGMP, quality system management requirements or similar standards before approval for marketing. Compliance with CGMP regulations requires the dedication of substantial resources and requires significant expenditures. In addition, while we attempt to build in certain contractual obligations on our third-party manufacturers, we may not be able to ensure that such third-parties comply with these obligations. Our failure or that of our contract manufacturers to comply with

CGMP regulations, quality system management requirements or similar regulations outside of the U.S. could result in enforcement action by the FDA or its foreign counterparts, including, but not limited to, warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of products, total or partial suspension of production or importation, suspension or withdrawal of regulatory approval for approved or in-market products, refusal of the government to renew marketing applications or approve pending applications or supplements, refusal of certificates for export to foreign jurisdictions, suspension of ongoing clinical trials, imposition of new manufacturing requirements, closure of facilities and criminal prosecution. These enforcement actions could lead to a delay or suspension in production, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows and could cause the market value of our common shares and/or debt securities to decline.
In addition, our manufacturing and other processes use complicated and sophisticated equipment, which sometimes requires a significant amount of time to obtain and install. Manufacturing complexity, testing requirements and safety and security processes combine to increase the overall difficulty of manufacturing these products and resolving manufacturing problems that we may encounter. Although we endeavor to properly maintain our equipment (and require our contract manufacturers to properly maintain their equipment), including through on-site quality control and experienced manufacturing supervision, and have key spare parts on hand, our business could suffer if certain manufacturing or other equipment, or all or a portion of our or their facilities, were to become inoperable for a period of time. We could experience substantial production delays or inventory shortages in the event of any such occurrence until we or they repair such equipment or facility or we or they build or locate replacement equipment or a replacement facility, as applicable, and seek to obtain necessary regulatory approvals for such replacement. For example, in 2021, a third-party supplier of sterilization services for our lens care solution bottles and caps at our Milan, Italy facility notified us of inconsistencies in the sterilization data versus certificates of conformance previously submitted to us by that supplier. Although we determined that this issue did not affect the safety or performance of any of our products and was limited to a specific number of lots for certain of our products, out of an abundance of caution, in conjunction with the appropriate notified body and responsible health authorities, we contained and/or recalled down to the consumer level the limited number of affected lots of products, which resulted in $8 million of manufacturing variances and $6 million of returns. Further, due to the limited availability of qualified materials caused by this issue, production at the Milan facility could not keep up with demand (even with leveraging increased production at another of our manufacturing facilities to support some of the demand), which negatively impacted our sales for the affected products in this region during 2021. Any interruption in our manufacture of products could adversely affect the sales of our current products or introduction of new products and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
As a result, our dependence upon others to manufacture and supply our products may adversely affect our profit margins and our ability to obtain approval for and produce our products on a timely and competitive basis, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Due to the lead times necessary to obtain and install new equipment and ramp up production of product lines, if we fail to adequately forecast the need for additional manufacturing capacity, whether for new or existing products, we may be unable to scale production in a timely manner to meet demand for our products. In addition, the technically complex manufacturing processes required to manufacture many of our products increase the risk of production failures, and can increase the cost of producing our goods. As a result, because the production process for many of our products is complex and sensitive, the cost of production and the chance of production failures and lengthy supply interruptions is increased, which can have a substantial impact on our inventory levels.
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
▪ongoing regulatory obligations following approval, such as the requirement to conduct Risk Evaluation and Mitigation Strategy ("REMS") programs;
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
For certain of our products, we depend on reimbursement from governmental and other third-party payors and a reduction in reimbursement could reduce our product sales and/or revenue. In addition, failure to be included in formularies developed by managed care organizations and coverage by other organizations may negatively impact the utilization of our products, which could harm our market share and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization and market share of our products. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, this could have a material adverse effect on our business, financial condition, cash flows and results of operations or result in additional pricing pressure on our products and could cause the market value of our common shares and/or debt securities to decline.
Our fulfillment arrangements with Walgreens and our dermatology cash-pay prescription program may not be successful.
At the beginning of 2016, we launched a brand fulfillment arrangement with Walgreens, pursuant to which we have made certain of our dermatology and ophthalmology products available to eligible patients through a patient access and co-pay program available at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. We have, in the past, experienced certain operational and other issues respecting this arrangement, including lower than anticipated average realized prices associated with these products through this arrangement. In July 2019, we entered into an amendment to the existing fulfillment agreement to address some of these issues. We cannot guarantee this arrangement will continue to be successful in the future, nor can we guarantee that additional operational issues will not be encountered, nor can we guarantee that we will be able to successfully negotiate with Walgreens any improvements or amendments to this arrangement we identify as necessary or desired. In addition, we cannot predict how the market, including customers, doctors, patients, pharmacy benefit managers and third-party payors, or governmental agencies, will continue to react to these arrangements and programs. If this arrangement or program fails, if they do not achieve sufficient success and market acceptance, if we face retaliation from third parties as a result of this arrangement and program (for example, in the form of limitations on or exclusions from the reimbursement of our products) or if any part of this arrangement is found to be non-compliant with applicable law or regulations, this could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Catastrophic events may disrupt our business.
We have operations and facilities which sell and distribute our products in many parts of the world. Natural events (such as a hurricane or major earthquake), terrorist attacks, pandemics or other catastrophic events, including adverse weather events, could cause delays in developing, manufacturing or selling our products. Such events that occur in major markets where we sell our products could reduce the demand for our products in those areas and, as a result, impact our sales into those markets. In either case, any such disruption could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares and/or debt securities to decline.

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
▪credit market uncertainty;
▪restrictions on business activities and other challenges associated with pandemics, including the ongoing COVID-19 pandemic;
▪differing local practices, customs and cultures, some of which may not align or comply with our Company practices and policies or U.S. or Canadian laws and regulations;
▪difficulties with licensees, contract counterparties, or other commercial partners; and
▪differing local product preferences and product requirements.
As a result of changes to U.S. trade policy, there may be changes to existing trade agreements and greater restrictions on trade generally. On November 30, 2018, the United States, Canada and Mexico signed the United States-Mexico-Canada Agreement (“USMCA”) as an overhaul and update to the North American Free Trade Agreement. The USMCA was subsequently revised on December 10, 2019 and fully ratified on March 13, 2020. It is difficult to anticipate the full impact of this agreement on our business, financial condition, cash flows and results of operations.
Notwithstanding the USMCA, support for protectionism and rising anti-globalization sentiment in the United States and other countries may slow global growth. In particular, a protracted and wide-ranging trade conflict between the United States and China could adversely affect global economic growth. Concerns also remain around the social, political and economic impacts of the changing political landscape in Europe. In addition, there are growing concerns over an economic slowdown in emerging markets in light of capital outflows in favor of developed markets and expected interest rate increases. Broader geopolitical tensions remained high amongst the U.S., Russia, Ukraine, China, and across the Middle East. For example, in response to potential conflict between Russia and Ukraine, the U.S. and/or other countries in which we operate may impose sanctions or other restrictive actions against governmental or other entities in Russia.
Given the international scope of our operations, any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Risks Relating to Information Technology
We have become increasingly dependent on information technology systems and infrastructure and any breakdown, interruption, breach or other compromise of our or our third-party service providers’ information technology systems could compromise sensitive information related to our business or prevent us from accessing critical information and subject us to liability or interrupt the operation of our business, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
We have established (i) physical, electronic and organizational measures intended to safeguard and secure our systems to prevent a compromise and (ii) policies and procedures designed to provide for the timely investigation of cybersecurity incidents and the timely disclosure of cybersecurity incidents consistent with our legal and contractual obligations. We also rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of digital information.
While we attempt to take appropriate security and cybersecurity measures to protect our information technology systems and infrastructure (including any trade secrets, confidential or other sensitive information) and to prevent and detect breakdowns, unauthorized breaches and cyber-attacks, we cannot guarantee that such measures will be successful and that breakdowns and breaches of, or attacks on, our systems and data, or those of third parties upon which we rely, will be prevented. Such breakdowns and breaches of, or attacks on, our systems and infrastructure, or the public perception that we or any third party upon which we rely have suffered a cybersecurity incident or breakdown, may cause business interruption and could have a material adverse effect on our business, financial condition, cash flows and results of operations, damage our reputation with customers, employees and third parties with whom we do business and cause the market value of our common shares and/or debt securities to decline, and we may suffer financial damage or other loss, including fines or criminal penalties or may be subject to litigation, including potentially class action lawsuits because of lost or misappropriated information.
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
Risks Relating to Specific Legislation and Regulations
We are subject to various laws and regulations, including “fraud and abuse” laws, anti-bribery laws, environmental laws and privacy and security laws, and a failure to comply with such laws and related regulations or prevail in any litigation related to noncompliance could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
The U.S. FCPA, the Canadian Corruption of Foreign Public Officials Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than in the U.S. and Canada. We cannot provide assurance that our internal control policies and procedures will protect us from reckless or criminal acts committed by our employees, consultants, distributors, third party contractors or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in criminal or civil penalties or remedial measures, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We are also subject to various state, federal and international laws and regulations governing the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information, including HIPAA. Many states in which we operate have laws that protect the privacy and security of sensitive and personal information, including health-related information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Consumer Privacy Act of 2018 ("CCPA") imposes stringent data privacy and security requirements and obligations with respect to the personal information of California residents and provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data that may increase the likelihood of, and risks associated with, data breach litigation. The effects on our business of the CCPA and other similar state laws are potentially significant. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject. For instance, the California Privacy Rights Act (“CPRA”) was passed in November 2020. When it takes effect in January 2023, it will maintain the core framework of the CCPA, while also making a number of substantive changes. Since these data security regimes are evolving, uncertain and complex, especially for a global business such as ours, we will need to update or enhance our compliance measures from time to time and these updates or enhancements will require further implementation costs. Any failure, or perceived failure, by us to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyberattacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting our business, could result in significant liability, costs (including the costs of mitigation and recovery), a material loss of revenue resulting from the adverse impact on its reputation and brand, loss of proprietary information and data, disruption to its business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause customers and business partners to lose trust in us, which could have an adverse effect on our reputation and business.
Internationally, laws and regulations in many jurisdictions apply broadly to the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information. For example, the EU’s General Data Protection Regulation (“GDPR,”), and the UK’s General Data Protection Regulation (“UK GDPR”) together with national legislation, regulations and guidelines of the EU member states and the UK governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer and otherwise process personal data, including health data from clinical trials and adverse event reporting. The

GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, (or GBP 17.5 million under the UK GDPR), whichever is greater. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA or the UK. Guidance on implementation and compliance practices is often updated or otherwise revised. These laws require data controllers to implement stringent operational requirements, including, for example, transparent and expanded disclosure to data subjects about how their personal data is collected and processed, grant rights for data subjects to access, delete or object to the processing of their data, mandatory data breach notification requirements (and in certain cases, affected individuals), set limitations on retention of information and outline significant documentary requirements to demonstrate compliance through policies, procedures, training and audits. The GDPR also provides that EU member states may introduce further conditions, including limitations, and make their own laws and regulations, further limiting the processing of ‘special categories of personal data,’ including personal data related to health, biometric data used for unique identification purposes and genetic information, which could limit our ability to collect, use and share EU data, and could cause our compliance costs to increase, ultimately having an adverse impact on our business, and harm our business and financial condition.
The withdrawal of the UK from the European Union ("Brexit") also has created uncertainty with regard to the regulation of data protection in the UK. Since January 1, 2021, when the transitional period following Brexit expired, we have been required to comply with the GDPR as well as the UK GDPR (combining the GDPR and the UK’s Data Protection Act of 2018), which exposes us to two parallel regimes, each of which authorizes similar fines and may subject us to increased compliance risk based on differing, and potentially inconsistent or conflicting, interpretation and enforcement by regulators and authorities (particularly, if the laws are amended in the future in divergent ways). With respect to transfers of personal data from the EEA, on June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, enabling data transfers from EU member states to the UK to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, the European Commission may unilaterally revoke the adequacy decision at any point, and if this occurs, it could lead to additional costs and increase our overall risk exposure.
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
In the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could impact our ability to sell our products profitably. The Patient Protection and Affordable Care Act, as amended by the Health Care Reform Act, may affect the operational results of companies in the pharmaceutical and medical device industries, including the Company and other health care related industries, by imposing on them additional costs. Effective January 1, 2010, the Health Care Reform Act increased the minimum Medicaid drug rebates for pharmaceutical companies, expanded the 340B drug discount program, and made changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revised the definition of “average manufacturer price” for reporting purposes, which may affect the amount of our Medicaid drug rebates to states. Beginning in 2011, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. More recently, the Bipartisan Budget Act of 2018 amended the Patient Protection and Affordable Care Act, effective January 1, 2019, to close the donut hole in most Medicare drug plans. In addition, in April 2018, the Centers for Medicare & Medicaid Services published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Patient Protection and Affordable Care Act for plans sold through such marketplaces.
Although efforts at replacing the Health Care Reform Act have stalled in Congress, there could still be changes to this legislation in the near term. We cannot predict what those changes will be or when they will take effect, and we could face additional risks arising from such changes. Because of this continued uncertainty, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of this legislation or its repeal on our business model, prospects, financial condition or results of operations, in particular on the pricing, coverage or reimbursement of any of our product candidates that may receive marketing approval. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Legislative efforts relating to drug pricing, the cost of prescription drugs under Medicare, the relationship between pricing and manufacturer patient programs, and government program reimbursement methodologies for drugs have been proposed and considered at the U.S. federal and state level. At the federal level, the administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted in future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the administration have each indicated an intent to continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system. We cannot provide assurance as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.
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
In 2019, the Government of Canada (Health Canada) published in the Canada Gazette the new pricing regulation for patented drugs. These regulations were scheduled to become effective on July 1, 2021, but have been delayed until July 1, 2022. The new regulations will, among other things, change the mechanics of establishing the pricing for products submitted for approval after August 21, 2019 and the number and composition of reference countries used to determine if a drug’s price is excessive. While we do not believe this will have a significant impact on our future cash flows, as additional facts materialize, we cannot provide assurance as to the ultimate content, timing, effect or impact of such regulations.
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
We are subject to a broad range of federal, state, provincial and local environmental laws and regulations concerning the environment, safety matters, regulation of chemicals and product safety in the countries where we manufacture and sell our products or otherwise operate our business. These requirements include, among other matters, regulation of the handling, manufacture, transportation, storage, use and disposal of materials, including the discharge of pollutants, hazardous substances and waste into the environment. Compliance with environmental, health and safety laws and regulations could require us to incur significant operating or capital expenditures or result in significant restrictions on our operations. If we fail to comply with these environmental, health and safety laws and regulations, including failing to obtain or comply with any necessary permits, we could incur substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to conduct or fund remedial or corrective measures, install pollution control equipment, reformulate or cease the marketing of our products or perform other actions. In the normal course of our business, regulated substances and waste may be released into the environment, which could cause environmental or property damage or personal injuries, and which could subject us to remediation obligations regarding contaminated soil and groundwater, potential liability for damage claims or to social or reputational harm and other similar adverse impacts. Under certain laws, we may be subject to joint and several liability for environmental investigations and cleanups, including at properties that we currently or previously owned or operated, or at sites at which waste we generated was disposed, even if the contamination was not caused by us or was legal at the time it occurred.
We are subject to extensive and evolving regulations regarding the manufacturing, processing, distribution, importing, exporting and labeling of our products and their raw materials. In the EU, the REACH regulations came into effect in 2007, with implementation rolling out over time. Registered chemicals then can be subject to further evaluation and potential restrictions. Since the promulgation of REACH, other countries have enacted or are in the process of implementing similar comprehensive chemical regulations. These laws and regulations may materially affect our operations by subjecting our products or raw materials to testing or reporting requirements or restrictions, moratoria, phase outs or other limitations on their sale or use. In particular, some of our products might be characterized as nanomaterials and then be subject to evolving, new nanomaterial regulations.
In recent years, legislation and regulation related to environmental protection have become increasingly stringent. Such legislation and regulations are complex and constantly changing. In particular, legislation and regulation relating to climate change, sustainability and product stewardship including greenhouse gas emissions, are at various stages of consideration and implementation. Future events, such as changes in existing laws or regulations or the enforcement thereof or the discovery of contamination at our facilities may, among other things, require us to install additional controls for certain of our emission sources, undertake changes in our manufacturing processes, remediate soil or groundwater contamination at facilities where such cleanup is not currently required, take action to address social expectations or concerns arising from or relating to such changes and our response to such changes or adversely impact our suppliers. These impacts may be significant and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Other Risks
Our business and operations could be negatively affected by shareholder activism, which could cause us to incur significant expenses, hinder execution of our business strategy and impact our share price.
In recent years, shareholder activism involving corporate governance, fiduciary duties of directors and officers, strategic direction and operations has become increasingly prevalent. One of our investors, which currently owns approximately 9.49% of our outstanding common shares, filed a Schedule 13D with the SEC in February 2021, in which it was indicated that the investor intended to engage in discussions with our management and board regarding ways to enhance shareholder value, including our ongoing strategic review and that it may also seek board representation. We subsequently entered into a Director Appointment and Nomination Agreement with such investor, pursuant to which they have appointed two members to our Board of Directors. Another of our investors, which currently owns approximately 4.75% of our outstanding common shares, filed a Schedule 13D with the SEC in July 2020, in which it indicated that it intended to consider, explore and/or develop plans and/or make proposals respecting, among other things, our businesses, assets, operations, and strategy, and to explore ways to strengthen the Company and enhance shareholder value. In February 2021, this investor also sent the Company a public letter, in which it stated its views on the timing of the completion of the B+L Separation and recommended, among other things, the divestiture of certain of our businesses and assets.
In the event such investors continue to pursue such proposals or we become the subject of additional shareholder activism, this may create a significant distraction for our management and employees. This could negatively impact our ability to execute our business plans (including the B+L Separation) and may require our management to expend significant time, resources and costs, including legal fees and other expenses incurred in connection with any proxy contest that may result from any such shareholder activism. Furthermore, when individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders and could lead us to adopt other plans that we cannot predict and which could focus on short-term benefits with longer-term costs or that may not be in the best interests of the Company. Such shareholder activism may also create uncertainties with respect to our financial position and operations, may adversely affect our ability to attract and retain key employees and may result in loss of potential business opportunities with our current and potential customers and business partners, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, such shareholder activism may cause significant fluctuations in our share price based on temporary or speculative market perceptions, uncertainties or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business, and could cause the market value of our common shares to decline. While we will remain responsive to shareholder demands, there is no assurance that we will achieve their objectives, or that doing so will decrease the likelihood of activist shareholder engagement in the future.
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
For example, in 2021, 2020 and 2019, we recognized impairments to finite-lived and indefinite-lived intangible assets of $146 million, $18 million and $75 million, respectively. These asset impairments were primarily attributable to revisions in sales forecasts associated with discontinuances, generic competition and other market forces. In addition to impairments to finite-lived and indefinite-lived intangible assets, in 2021, we recognized a $469 million impairment to the goodwill of our Ortho Dermatologics reporting unit. This impairment to goodwill was primarily the result of revisions to our long-term forecasts for the Ortho Dermatologics reporting unit due to changing business dynamics and market conditions. There were no goodwill impairments in 2020 and 2019.
The Company conducted its annual goodwill impairment test as of October 1, 2021. No impairment to the goodwill of any reporting unit was identified. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
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
There are rapid and ongoing developments and changing expectations relating to ESG matters and factors such as the impact of our operations on climate change, water and waste management, our practices relating to sustainability and product stewardship, product safety, access to health care and affordable drugs, management of business ethics and human capital development, which may result in increased regulatory, social, investor or other scrutiny on us. If we are not able to adequately recognize and respond to such developments and governmental, investor and social expectations, including expectations of lenders, investors and other stakeholders relating to ESG matters, we may miss corporate opportunities for the Company, become subject to additional regulatory, social, investor or other scrutiny, incur unexpected costs or experience damage to the reputation of the Company or its various brands with governments, customers, employees, investors, third parties and the communities in which we operate, in each case that could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We have various indemnity agreements and indemnity arrangements in place, which may result in an obligation to indemnify or reimburse the relevant counterparty, which amounts may be material.
All directors and/or officers of the Company, and each of its various subsidiary entities, are indemnified by the Company in respect of their service as directors and/or officers, subject to certain restrictions. We have also purchased directors’ and officers’ liability insurance to mitigate the cost of any potential future lawsuits or actions. The maximum amount of any potential future payment cannot be reasonably estimated but could have a material adverse effect on the Company.

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
•the impact of COVID-19;
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
•actions by the FDA or other regulatory relating to our manufacturers or suppliers;
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
•the timing, structure and terms of the B+L Separation and the Solta IPO;
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We own and lease a number of important properties. Our headquarters and one of our manufacturing facilities are located in Laval, Quebec. We own several manufacturing facilities throughout the U.S. We also own or have an interest in manufacturing plants or other properties outside the U.S., including in Canada, Mexico, and certain countries in Europe, Asia and South America.
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
We believe that we have sufficient facilities to conduct our operations during 2022. Our facilities in aggregate are approximately 10 million square feet and include, among others, the following list of principal properties by segment:

Location	Purpose	Owned or Leased	Approximate Square Footage
Laval, Quebec, Canada	Corporate headquarters, R&D, manufacturing and warehouse facility	Owned	338,000
Bridgewater, New Jersey(1)	Administration	Leased	310,000
Rochester, New York	Offices, R&D and manufacturing facility	Owned	953,000
San Juan del Rio, Mexico	Offices and manufacturing facility	Owned	853,000
Jelenia Gora, Poland	Offices, R&D, manufacturing and warehouse facility	Owned	521,000
Waterford, Ireland	R&D and manufacturing facility	Owned	500,000
Woodruff, South Carolina	Distribution facility	Leased	432,000
Jinan, China	Offices and manufacturing facility	Owned	418,000
Rzeszow, Poland	Offices, R&D, manufacturing and warehouse facility	Owned	380,000
Berlin, Germany	Manufacturing, distribution and office facility	Owned	339,000
Greenville, South Carolina	Manufacturing and distribution facility	Owned	314,000
Steinbach, Canada	Offices, manufacturing and warehouse facility	Owned	241,000
Chattanooga, Tennessee	Distribution facility	Leased	240,000
Aubenas, France	Offices, manufacturing and warehouse facility	Owned	148,000
Macherio, Italy	Offices, R&D, manufacturing and warehouse facility	Owned	119,000
Beijing, China	Manufacturing facility	Owned	102,000
____________________________________
(1) — A lease for a second building in Bridgewater, New Jersey was signed in 2015 and was not included in the square footage shown in the table above as the Company has never occupied the second building. In 2016, the Company concluded that it would not occupy the second building and recognized the appropriate charge for all future rents due, net of the anticipated sub-let income associated with the second building.
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
Holders
The approximate number of holders of record of our common shares as of February 17, 2022 was 1,815.

Performance Graph
The following performance graph compares the cumulative total return on a $100 investment on December 31, 2016, assuming reinvestment of all dividends, in: (i) our common shares, (ii) the S&P 500 Index, (iii) the S&P/TSX Composite Index, (iv) a 2021 composite peer group of 10 major pharmaceutical companies and (v) a 2022 composite peer group of 14 major pharmaceutical companies for the five years ended December 31, 2021. The 2021 composite peer group of 10 major pharmaceutical companies consists of Amgen Inc, Biogen Inc, Bristol-Myers Squibb Company, Eli Lilly and Company, Endo International plc, Jazz Pharmaceuticals plc, Mallinckrodt plc, Perrigo Company plc, United Therapeutics Corporation and Zoetis Inc. As a result of certain mergers involving our peer group, the Company completed an assessment to review its current peers and search for potential new peers. This resulted in the 2022 composite peer group of 14 major pharmaceutical companies, which consists of Alcon Inc., Amgen Inc., Baxter International Inc., Biogen Inc, Cooper Companies Inc., Eli Lilly and Company, Endo International plc, Jazz Pharmaceuticals plc, Perrigo Company plc, Teva Pharmaceutical Industries Ltd., United Therapeutics Corporation, Viatris Inc., Zoetis Inc. and Zimmer Biomet Holdings Inc.
Five Year Performance - Cumulative total return on a $100 investment on December 31, 2016

$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Bausch Health Companies Inc
S&P 500
S&P/TSX Composite
2021 Peer Group
2022 Peer Group

	As of December 31,
	2016	2017	2018	2019	2020	2021
Bausch Health Companies Inc.	$100	$143	$127	$206	$143	$190
S&P 500	$100	$122	$116	$153	$181	$233
S&P/TSX Composite	$100	$109	$99	$122	$129	$161
2021 Peer Group	$100	$118	$133	$166	$185	$247
2022 Peer Group	$100	$114	$116	$144	$165	$200
Dividends
No dividends were declared or paid in 2021, 2020 or 2019. While our Board of Directors will review our dividend policy periodically, we currently do not intend to pay any cash dividends in the foreseeable future. In addition, our Restated Credit Agreement and indentures include restrictions on the payment of dividends.  See Note 10, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details regarding these restrictions.

Restrictions on Share Ownership by Non-Canadians
There are no limitations under the laws of Canada or in our organizational documents on the right of foreigners to hold or vote securities of our Company, except that the Investment Canada Act (Canada) (the “Investment Canada Act”) may require review and approval by the Minister of Innovation, Science and Industry(Canada) (the “Minister”) of an acquisition of “control” of our Company by a “non-Canadian”.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information required under this Item will be included in our definitive proxy statement for the 2022 Annual Meeting of Shareholders expected to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K (the “2022 Proxy Statement”), and such required information is incorporated herein by reference.
Purchases of Equity Securities by the Company and Affiliated Purchases
There were no purchases of equity securities by the Company during the fourth quarter of the year ended December 31, 2021.
Item 6.    Reserved

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through February 23, 2022 and should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion. Additional company information, including this Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
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
We generated revenues for 2021, 2020 and 2019, of $8,434 million, $8,027 million and $8,601 million, respectively. Our portfolio of products falls into five operating and reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International Rx, (iv) Ortho Dermatologics and (v) Diversified Products. These segments are discussed in detail in Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements. The following is a brief description of the Company’s segments:
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Consumer, Surgical and Ophthalmic Pharmaceuticals products.
•The Salix segment consists of sales in the U.S. of GI products.
•The International Rx segment consists of sales, with the exception of sales of Bausch +Lomb products and Solta aesthetic medical devices, outside the U.S and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical and OTC products.
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
Our Focus on Value
In 2016, we retained a new executive team which implemented a multi-year plan designed to transform and bring out value in our Company. The multi-year plan increased our focus on, among other factors, our: product portfolio, infrastructure, geographic footprint, capital structure and risk management. Since that time, we have been executing and continue to execute on our commitments to transform the Company and generate value. As discussed below, under the multi-year plan, we have taken actions that among other things included: (i) divesting non-core assets, (ii) making strategic investments in our core businesses and (iii) making measurable progress in improving our capital structure. These measures gave us operating flexibility and put us in a strong position to unlock the additional value to be found in our specific businesses. We believe that these and other positive actions we took to transform our Company, have helped to focus our operations, and improve our capital structure. These positive actions also presented us with an opportunity to unlock potential value across our portfolio of assets by separating our pharmaceutical, eye-health and skincare businesses, and, in 2020 and 2021, we set out to create three highly attractive but dissimilar businesses. Although management believes these transactions will bring out additional value, there can be no assurance that either the B+L Separation or the Solta IPO will be successful in doing so.

Separation of the Bausch + Lomb Eye-Health Business and the Solta Medical Business
On August 6, 2020, we announced our plan to separate our eye-health business consisting of our Bausch + Lomb Global Vision Care, Global Consumer, Global Surgical and Global Ophthalmic Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb from the remainder of Bausch Health Companies Inc (the “B+L Separation”).
At the time of our announcement, we have previously emphasized that it is important that the post-separation entities be well capitalized, with appropriate leverage and with access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth. Therefore, we see the appropriate capitalization and leverage of these businesses post-separation as a key to maximizing value across our portfolio of assets and, so, it is a primary objective of our plan of separation. We also previously stated that all options for achieving the appropriate capitalization and leverage for these entities post-separation were being considered. Management remains focused on the capitalizations of the post-separation entities and has considered and continues to consider alternative means of achieving the appropriate outcome, including dispositions in our business that we believe represent attractive opportunities for the Company and are in line with our plan of separation. This informed our decision to divest Amoun Pharmaceutical Company S.A.E. ("Amoun") on July 26, 2021 and, as discussed below, use the net proceeds to repay certain debt obligations. It has also informed, in part, our decision to pursue an initial public offering of our Solta aesthetic medical device business (“Solta Medical”) (the “Solta IPO”), which we announced on August 3, 2021. We believe that the Solta IPO, when and if complete, will allow us to unlock the value of this high-growth business and give us ownership of a valuable financial asset that would compare more favorably to other aesthetic medical device companies.
Since announcing the B+L Separation and Solta IPO, we began executing on those plans and, at the end of 2021, had substantially completed the internal objectives necessary to facilitate the IPOs and related separation of those businesses. We continue to monitor market conditions and aim to launch the B+L IPO and the Solta IPO when financial market conditions are favorable (subject to receipt of regulatory, stock exchange and other approvals). However, there can be no assurance as to when we will complete either IPO, if at all. Until such time, we continue to manage these businesses along with our diverse portfolio of gastrointestinal, dermatology, neurology and other therapeutics, with our commitment to bring out additional value for our shareholders. Following the B+L IPO, we expect to complete the separation of Bausch + Lomb following the expiry of customary lockups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to the receipt of applicable shareholder and other necessary approvals and market conditions.
We intend to use the proceeds from the B+L Separation and the Solta IPO to repay, to the extent possible, a portion of our existing debt, thereby improving our capitalization and leverage. We believe the B+L Separation and the Solta IPO provide us with an attractive opportunity for liquidity to support the appropriate capitalization and leverage of the Bausch + Lomb entity, the Solta Medical entity and the remainder of Bausch Health Companies Inc., which we refer to as “Bausch Pharma” and will assume a new name upon completion of the B+L Separation. However, management continues to consider the forms of the B+L Separation and the Solta IPO and is exploring a number of alternative capitalization structures in order to properly capitalize the three entities.
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
We believe these transactions will result in three highly attractive but dissimilar businesses. As separate entities, management believes that each company will be better positioned to individually focus on its core businesses to drive additional growth, more effectively allocate capital and better manage its respective capital needs. Further, these transactions allow us and the market to compare the operating results of each entity with other “pure play” peer companies. Although management believes these transactions will bring out additional value, there can be no assurance that either the B+L Separation or the Solta IPO will be successful in doing so.
In January and February 2022, we took certain actions to, and announced others that we believe will, bring us closer in reaching our targeted capitalization of the post-separation entities. These actions are discussed in more detail in Item “—

Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” and Note 23, "SUBSEQUENT EVENTS" to our audited Consolidated Financial Statements. Although an IPO of the Bausch + Lomb and Solta Medical businesses are among the alternate capital structures being considered, this Form 10-K does not constitute an offer to sell, or the solicitation of an offer to buy, any securities of the Bausch + Lomb or Solta Medical entities. As of the date of this filing, the determination of the capitalization of the three entities continues to evolve, and we do not have a definitive timetable to finalize the respective capital structures. We continue to monitor market conditions and aim to launch the B+L IPO and Solta IPO when financial market conditions are favorable (and subject to receipt of regulatory, stock exchange, and other regulatory approvals).
In addition to the capitalization and leverage ratios of each entity, there are considerations, approvals and conditions, including market conditions, that will determine the ultimate timing and structure of these transactions, including regulatory approvals, final approval by our board of directors, any shareholder vote requirements that may be applicable, compliance with U.S. and Canadian securities laws and stock exchange rules, receipt of any applicable opinions and/or rulings with respect to the Canadian and U.S. federal income tax treatment of such transactions and determination of the pro forma capitalization of each of the three entities. The failure to satisfy all of the required conditions could delay the completion of these transactions for a significant period of time or prevent them from occurring at all. In addition to our internal organization and structure work, we will need to complete a number of additional steps that will depend on the ultimate structure of the transactions (in addition to obtaining the regulatory approvals and satisfying the conditions described above) before we can launch the B+L IPO, complete the B+L Separation and/or launch the Solta IPO. As a result, there can be no assurance as to the timing of the completion of any of these transactions or their terms, and the information in this Form 10-K relating to each transaction is preliminary and may change as the transactions progress and any such changes and their impact on the Company, or any of the companies that result from the consummation of any of these transactions, may be material.
See Item 1A. “Risk Factors — Risk Relating to the B+L Separation” of this Form 10-K for additional risks relating to the B+L Separation and the Solta IPO.
Setting Up Our Company to Unlock Value
To position ourselves to unlock the value we see in our individual businesses, we have sought to right-size our portfolio of assets and provide financial flexibility. The Company has focused on the following growth drivers, that remain a focus of our growth strategies today:
•divested non-core assets in order to narrow the Company's activities to our core businesses where we believe we have an existing and sustainable competitive edge and the ability to generate operational efficiencies. To date, we received approximately $4,100 million in net proceeds from these divestitures, which includes the sale of Amoun (the "Amoun Sale") which we divested on July 26, 2021, as discussed below;
•made strategic investments in our core businesses in order to support recent revenue growth and prepare for additional growth opportunities we plan to capitalize on for our core businesses;
•made measurable progress in improving our capital structure as we have repaid approximately $10,000 million in debt obligations (net of additional borrowings, amounts refinanced and excluding the $1,210 million financing of the U.S. Securities Litigation settlement discussed below) during the period of January 1, 2016 through December 31, 2021 using the proceeds from the divestiture of non-core assets, cash generated from our operations and improved working capital management. This includes approximately $1,300 million of repayments (net of additional borrowings) during 2021 using cash on hand, cash generated from operations and the net proceeds from the Amoun Sale; and
•resolved many of the Company's legacy litigation matters originating back to 2015 and prior, including the most significant legacy legal matter, the U.S. Securities Litigation settlement discussed below, significantly reducing related possible disruptions and other uncertainties to our operations.
We believe that these and other positive actions we have taken to transform our Company have helped focus our operations, unlocked value across our product portfolios, improved our capital structure and mitigated certain risks associated with legacy litigation matters. We believe that these measures, along with our continued commitment to improving people's lives through our health products, help position us to unlock potential value across our portfolio of assets by separating our pharmaceutical, eye-health and skincare businesses.
Divest Assets to Improve Our Capital Structure and Simplify Our Business
In order to better focus on our core businesses, we continue to evaluate opportunities to simplify our operations and improve our capital structure, including dispositions of various assets. For example, on July 26, 2021, we completed the sale of Amoun for total gross consideration of approximately $740 million, subject to certain adjustments. Amoun, which was part of the International Rx segment, manufactures, markets and distributes branded generics of human and animal health products. Revenues associated with Amoun were $157 million for the period of January 1, 2021 through July 26, 2021 and were $247 million and $220 million for the years 2020 and 2019, respectively. Following the completion of the Amoun Sale, the Company made aggregate payments of $600 million, to repay $469 million of its June 2025 Term Loan B Facility and $131 million of its November 2025 Term Loan B Facility, using the net proceeds from the Amoun Sale and cash on hand.
We will continue to consider further dispositions of various assets in line with this strategy. While we anticipate that any future divestiture activities will be on non-core assets, consistent with our duties to our shareholders and other stakeholders, we will consider dispositions in core areas that we believe represent attractive opportunities for the Company. See Note 3, "ACQUISITIONS, LICENSING AGREEMENTS AND DIVESTITURE" to our audited Consolidated Financial Statements for additional information.
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
Our 2020 revenues were most negatively impacted during our second quarter by certain social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to our third quarter of 2020. After the launch of effective vaccines in December 2020, infection rates began to decline, signaling the beginning of a recovery from the COVID-19 pandemic.
Our revenues were $8,434 million for 2021, as compared to $8,027 million for 2020, a year-over-year increase of $407 million, or 5%, and primarily reflects the positive impacts of the recovery from the COVID-19 pandemic, partially offset by the impact of our divestiture of Amoun on July 26, 2021. The increase in revenue also represents an improving trend over the decreases in year-over-year revenues for the three-month periods ended June 30, 2020, September 30, 2020 and December 31, 2020 of 23%, 3% and less than 1%, respectively. Presuming there continues to be increased availability of effective vaccines and any resurgence of the COVID-19 virus and variant strains thereof, such as the delta and omicron variants, do not have a material adverse impact on efforts to contain the COVID-19 virus, the Company anticipates an ongoing, gradual global recovery from the significant macroeconomic and health care impacts of the pandemic. Our revenues returned to pre-pandemic levels for many of our businesses and geographies in 2021 and, at the current pace of recovery, we anticipate the COVID-19 pandemic to have a minimal impact on the remaining businesses and geographies in 2022. However, the rates of recovery for each business will vary by geography and will be dependent upon, among other things, the availability and effectiveness of vaccines for the COVID-19 virus and variant strains thereof, government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and, once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus or variant strains thereof and other actions taken in response to the COVID-19 pandemic.
Although we put in place procedures to mitigate the risks associated with closures and disruptions at our manufacturing facilities, the COVID-19 pandemic temporarily impacted the manner in which we managed our inventories and inventory levels. The negative impact of the COVID-19 pandemic on the demand for many of our products necessitated that we, among other things, shorten production runs during 2020 to reduce inventories and mitigate inventory losses. The shorter production runs, the costs associated with idling certain facilities during government mandated lockdowns and the costs of the precautionary measures taken at our manufacturing facilities in response to the COVID-19 pandemic resulted in manufacturing variances, which temporarily depressed our contribution margins in 2020. However, in 2021, as demand increased and our retailers and distributors replenished their inventories, the pressures on our manufacturing processes experienced during 2020 have been alleviated and we have avoided many of the COVID-19 pandemic-induced manufacturing variances during 2021.

As we monitor the direction and pace of the recovery in each business and geography, we are also continually monitoring the effectiveness of the profit protection measures we initiated to manage and reduce our operating expenses and preserve cash during the COVID-19 pandemic. These profit protection measures were successful in expanding the profit margins in many of our businesses, as referenced in the discussion of our operating results below. In 2021, we began allocating more resources to selling and other promotional activities in support of our existing products, product launches and products in development. As a result, our SG&A and R&D expenses increased 11% and 3% during 2021 as compared to 2020, respectively.
We believe our diverse portfolio of durable products and strong brands has served us well through the COVID-19 pandemic and we continue to be well-positioned to grow market share and return to growth as the world recovers. However, this situation remains fluid and we continue to monitor the availability and effectiveness of vaccines and any resurgence of the COVID-19 virus and outbreaks of variant strains thereof, such as the delta and omicron variants, on our operations, businesses and primary goals. Given these circumstances, we continue to focus on: (i) revising our go-to-market and sales force strategies to address the changing business dynamics created by the COVID-19 pandemic, (ii) building out our e-commerce presence to enable us to reach customers in new ways, (iii) investing in our key promoted brands and product launches to increase market share, (iv) optimizing our cost structure and (v) looking for key trends in the market to meet changing consumer/patient needs and identify areas for investment and growth. We believe focusing on these priorities will best enable us to effectively manage the changing business dynamics created by the COVID-19 pandemic, prepare us for a possible resurgence of the virus and any variant strains thereof and return us to growth during the recovery from the COVID-19 pandemic.
For a further discussion of these and other COVID-19 related risks, see Item 1A. "Risk Factors— Risks Relating to COVID-19" of this Form 10-K.
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
In March 2019, we completed the acquisition of certain assets of Synergy whereby we acquired the worldwide rights to the Trulance® (plecanatide) product, a once-daily tablet for adults with chronic idiopathic constipation, or CIC, and irritable bowel syndrome with constipation, or IBS-C. We believe that the Trulance® product complements our existing Salix products and allows us to effectively leverage our existing GI sales force. In order to drive growth of the Trulance® product, we have increased the number of sales force representatives for the Trulance® product. We believe this has been successful as Trulance® revenues were $103 million and $82 million for the years 2021 and 2020, respectively.
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
Our internal R&D organization focuses on the development of products through clinical trials. As of December 31, 2021, approximately 1,300 dedicated R&D and quality assurance employees in 25 R&D facilities were involved in our R&D efforts internally.
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
Bausch + Lomb
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. In September 2018, we launched SiHy Daily in Japan under the branded name AQUALOX™ ONE DAY.  In August 2020, we launched SiHy Daily in the U.S. under the branded name Bausch + Lomb INFUSE® SiHy Daily Disposable contact lens. In the fourth quarter of 2020, SiHy Daily was launched in Australia, Hong Kong and Canada under the branded name Bausch + Lomb Ultra® ONE DAY. SiHy Daily has also received regulatory approval in China, New Zealand, Japan, South Korea, Europe, Singapore and Malaysia, where it will be branded as Bausch + Lomb Ultra® ONE DAY, and, in the second quarter of 2021, we launched SiHy Daily in South Korea and Singapore as Bausch + Lomb Ultra® ONE DAY.
•Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. We launched this product in the U.S. in May 2018. Currently, we have several line extensions under development and expect Phase 3 clinical studies to commence in 2022.
•Biotrue® ONEday for Astigmatism - A daily disposable contact lens for astigmatic patients. The Biotrue® ONEday contact lens incorporates Surface Active Technology™ to provide a dehydration barrier.  The Biotrue® ONEday for Astigmatism also includes evolved peri-ballast geometry to deliver stability and comfort for the astigmatic patient. We launched this product in December 2016 and launched an extended power range and further extended power ranges in each of the years 2017 through 2020. Biotrue® ONEday for Astigmatism has also received regulatory approval in China.
•New Ophthalmic Viscosurgical Device ("OVD") product - A formulation to protect corneal endothelium during phacoemulsification process during a cataract surgery and to help chamber maintenance and lubrication during intraocular lens delivery. In January 2020, we commenced an FDA clinical study for the cohesive OVD product which has now achieved its enrollment target, despite COVID-19-related slowdowns, and we expect results in the first quarter of 2022. In addition, in March 2021, we received Premarket Approval from the FDA for Clearvisc™ dispersive OVD, which we launched in the U.S. in June 2021.

•enVista® Trifocal intraocular lens - An innovative lens design. We initiated an investigative device exemption study for this product in May 2018 and initiated the last phase of this three phase study in the fourth quarter of 2020. We completed enrollment during the first quarter of 2022 for the Canadian study and expect to complete enrollment during the first half of 2022 for the U.S. study.
•SimplifEYE® preloaded intraocular lens injector platform for enVista intraocular lens - We have received approvals from the European Union and Canada and received FDA clearance for the injector and launched this platform in October 2020.
•Extended depth of focus intraocular lens - Currently under development, however, the timing and completion of which has been delayed due to COVID-19 pandemic related matters. Once development is completed, and if approved, we anticipate that this product could be launched in 2024.
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
•Bausch + Lomb ULTRA® Multifocal for Astigmatism contact lens - The first and only multifocal toric lens available as a standard offering in the eye care professional's fit set. The new monthly silicone hydrogel lens, which was specifically designed to address the lifestyle and vision needs of patients with both astigmatism and presbyopia, combines the Company's unique 3-Zone Progressive™ multifocal design with the stability of its OpticAlign® toric with MoistureSeal® technology to provide eye care professionals and their patients an advanced contact lens technology that offers the convenience of same-day fitting during the initial lens exam. Bausch + Lomb ULTRA® Multifocal for Astigmatism was launched in June 2019 and received European Union regulatory approval in the second quarter of 2020. In July 2021, we launched an extended parameter range of this product.
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
Gastrointestinal
•Rifaximin - Top line results from a Phase 2 study for the treatment of overt hepatic encephalopathy with a new formulation (SSD IR) of rifaximin showed a treatment benefit. Patients receiving 40 mg twice daily showed a statistically significant separation from placebo. The top line results from this Phase 2 study will help inform further research on potential new indications for rifaximin; this included the commencement of a Phase 3 study (RED-C) in 2021 to seek an indication for the prevention of the first episode of Hepatic Encephalopathy.

•Rifaximin - Rifaximin recently received orphan drug designation for sickle cell anemia. A novel dosage formulation is planned to be studied for the treatment of sickle cell anemia and clinical sites began enrolling into the trial at the end of 2021.

•Rifaximin - Development of a fit for purpose Patient Reported Outcomes tool for small intestinal bacterial overgrowth, or "SIBO", is continuing in 2022.
•Rifaximin - We have entered into an agreement with Cedars Sinai Medical Center to evaluate a new formulation of rifaximin for the treatment of IBS-D. Two preclinical studies have been completed. A Proof of Concept study that was paused due to COVID-19 pandemic related factors, has recommenced and is fully enrolled. Based on recent FDA comments dated February 10, 2022, the program is being assessed and related timelines reviewed.

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
Dermatology
•Arazlo® (tazarotene) Lotion, 0.045% (formerly Internal Development Project ("IDP") 123) - In June 2020, we launched this acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while maintaining efficacy.
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
In December 2019, we announced that we had acquired an exclusive license from Novaliq GmbH for the commercialization and development in the U.S. and Canada of the investigational treatment NOV03 (perfluorohexyloctane), a first-in-class investigational drug with a novel mechanism of action to treat dry eye disease ("DED") associated with Meibomian gland dysfunction ("MGD"). In an Open Label Safety study, NOV03 has achieved its enrollment target. In April 2021, we announced statistically significant topline data from the first of two Phase 3 studies and, in September 2021, we announced statistically significant topline data from the second Phase 3 study. We anticipate filing an NDA in the first half of 2022. If approved by the FDA, we believe the addition of this investigational treatment for DED will help build upon our strong portfolio of integrated eye- health products.
In October 2019, we acquired an exclusive license from Clearside Biomedical, Inc. ("Clearside") for the commercialization and development of Xipere™ (triamcinolone acetonide suprachoroidal injectable suspension) in the U.S. and Canada. Xipere™ is a proprietary suspension of the corticosteroid triamcinolone acetonide formulated for suprachoroidal administration via Clearside's proprietary SCS Microinjector. In October 2021, the FDA approved Xipere™ for suprachoroidal use for the treatment of macular edema associated with uveitis. We launched Xipere™ in the first quarter of 2022.
In April 2019, we entered into two licensing agreements which presented us with unique developmental opportunities to address unmet needs of individuals suffering with certain GI and liver diseases. The first of these two licensing agreements was with the University of California for certain intellectual property relating to an investigational compound targeting the pituitary adenylate cyclase receptor 1 in non-alcoholic fatty liver disease (“NAFLD”), nonalcoholic steatohepatitis (“NASH”) and other GI and liver diseases. However, as some early non-clinical (in-vitro) development work did not meet our internal expectations, in September 2021, we made the decision to terminate this license agreement and notified the University of California accordingly. The second is an exclusive licensing agreement with Mitsubishi Tanabe Pharma Corporation to develop and commercialize MT-1303 (amiselimod), a late-stage oral compound that targets the sphingosine 1-phosphate receptor that plays a role in autoimmune diseases, such as inflammatory bowel disease and ulcerative colitis. We have completed a thorough QTC study, which evaluated the cardiac safety profile of the compound. Topline results were positive, and we commenced a Phase 2 study in the first half of 2021.
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
To address the expected global demand for our Bausch + Lomb ULTRA® range of contact lenses, in December 2017, we completed a multi-year, $220 million strategic upgrade to our Rochester facility. The upgrade increased production capacity in support of our Bausch + Lomb Ultra® and SiHy Daily AQUALOX™ product lines and better supports the production of other well-established contact lenses, such as our PureVision®, PureVision®2 (SVS, Toric, and Multifocal), SofLens®38 and SilSoft®.
To address the expected global demand for our SiHy Daily disposable contact lenses, in November 2018, we initiated $300 million of additional projects to add multiple production lines to our Rochester and Waterford facilities. These production lines have recently been completed and we expect to start production of our latest contact lenses, Bausch + Lomb INFUSE® and Bausch + Lomb ULTRA® ONE DAY, at these facilities in early 2022.
To further help us meet the anticipated demand of our contact lenses, in 2020, we initiated an expansion of the Company's Lynchburg distribution center. The new facility is expected to create new jobs over the next five years and expand the overall site to 200,000 square feet, which will provide distribution capabilities for medical devices, primarily contact lens products, and be the main point of distribution for these products in the U.S. This expansion program is expected to be completed in the first half of 2022.
In July 2021, we announced plans to invest an additional $90 million to increase capacity at our Waterford facility to meet the expected demand for our Biotrue® ONEday range of daily disposable contact lenses. The new production lines are expected to be completed in 2023.
If completed as planned, the recently announced expansion of our Waterford facility will be the fifth major expansion of our Bausch + Lomb manufacturing facilities in support of our efforts to increase market share in the contact lens market in the seven years ending 2023. We believe the investments in our Waterford, Rochester and Lynchburg facilities and related expansion of labor forces further demonstrates the growth potential we see in our Bausch + Lomb products and our eye- health business.
Effectively Managing Our Capital Structure
We continue to effectively manage our capital structure by: (i) executing on our plan for the B+L Separation and Solta IPO, (ii) reducing our debt through repayments, (iii) extending the maturities of debt through refinancing and (iv) improving our credit ratings.
Since announcing our plans for the B+L Separation and the Solta IPO, we emphasized that it is important that the post-separation entities be well capitalized, with appropriate leverage and with access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth. Therefore, we see the appropriate capitalization and leverage of these businesses post-separation as a key to maximizing value across our portfolio of assets and, so, it is a primary objective of our plan of separation.
Debt Repayments and Other Financing Transactions — In 2016, our new executive team committed to improving our Company's capital structure and since that time we have been executing and continue to execute on that commitment. As a result of a series of debt repayments and transactions since making that commitment, the Company positioned itself to add value through the B+L Separation and Solta IPO while at the same time providing for the appropriate capitalization and leverage of these businesses post-separation.
Excluding the impact of the $1,210 million financing of the U.S. Securities Litigation settlement (discussed in the subsequent section titled "OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS"), we have repaid (net of additional borrowings) approximately $10,000 million of long-term debt during the period January 1, 2016 through December 31, 2021 using the net cash proceeds from divestitures of non-core assets, cash generated from operations and cash generated from tighter working capital management. This includes approximately $1,300 million of repayments (net of additional borrowings) during 2021 using cash on hand, cash generated from operations and the net proceeds from the Amoun Sale.
Our Focus on Capitalization of the Post-separation Entities
In connection with the B+L Separation and Solta IPO, we have emphasized that it is important that the post-separation entities be well capitalized, with appropriate leverage and with access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth. Therefore, we see the appropriate capitalization and leverage of these new entities post-separation as a key to bringing out the maximum value across our portfolio of assets and, so, it is a primary objective of our plan of separation.
We continue to monitor market conditions and aim to launch the B+L IPO and Solta IPO when financial market conditions are favorable, subject to receipt of regulatory, stock exchange and other approvals and, in January and February 2022, took certain actions to, and announced others that we believe will, bring us closer in reaching our targeted capitalizations of the post-separation entities. These actions are discussed in more detail in Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” and Note 23, "SUBSEQUENT EVENTS" to our audited Consolidated Financial Statements.
Continue to Manage our Capital Structure
We continue to monitor our capital structure and to evaluate other opportunities to simplify our business and improve our capital structure, giving us the ability to better focus on our core businesses. Also, the Company regularly evaluates market conditions, its liquidity profile and various financing alternatives for opportunities to enhance its capital structure. If the Company determines that conditions are favorable, the Company may refinance or repurchase existing debt or issue additional debt, equity or equity-linked securities.
See Note 10, "FINANCING ARRANGEMENTS" and Note 23, "SUBSEQUENT EVENTS" to our audited Consolidated Financial Statements and Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” for further details and additional discussion regarding these matters. Cash requirements for future debt repayments including interest can be found in this Item “— Off-Balance Sheet Arrangements and Contractual Obligations.”
Improve Patient Access
Improving patient access to our products, as well as making them more affordable, is a key element of our business strategy.
Patient Access and Pricing Committee - In 2016, we formed the Patient Access and Pricing Committee which is responsible for setting, changing and monitoring the pricing of our products and evaluating contract arrangements that determine the placement of our products on drug formularies. The Patient Access and Pricing Committee considers new to market product pricing, price changes and their impact across channels on patient accessibility and affordability. Since its inception, the Patient Access and Pricing Committee has limited the average annual price increase for our branded prescription pharmaceutical products to single digits. Future pricing changes and programs could affect the average realized pricing for our products and may have a significant impact on our revenues and profits.

Bausch Health Patient Assistance Program - We are committed to supporting patients who have lost employment health benefits due to the COVID-19 pandemic, and because it is essential that our patients continue their prescribed treatments, we are proud to offer certain of our prescription medicines through our Bausch Health Patient Assistance Program. In the face of the COVID-19 pandemic, some people have financial obstacles that keep them from obtaining and continuing their prescribed treatments. The purpose of the Bausch Health Patient Assistance Program is to provide eligible unemployed patients in the U.S., who meet stated qualifications and have lost their health insurance due to the COVID-19 pandemic, with certain of our prescription products where their financial circumstances or insurance status would otherwise interfere with their ability to access such products. If approved, patients receive their Bausch Health Companies Inc. prescription product(s) at no cost to them for up to one year, and may be able to reapply to the program annually if they continue to meet eligibility requirements and have a valid prescription.
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
Invest in our Eye- Health Business - As part of our global Bausch + Lomb business strategy, we continually look for key trends in the eye-health market to meet changing consumer/patient needs and identify areas for investment to extend our market share through new launches and effective pricing. For instance, there is an increasing rate of myopia, and importantly, myopia as a potential risk factor for glaucoma, macular degeneration and retinal detachment. We continue to see increased demand for new eye- health products that address conditions brought on by factors such as increased screen time, lack of outdoor activities and academic pressures, as well as conditions brought on by an aging population (for example, as more and more baby-boomers in the U.S. are reaching the age of 65). To extend our market share in eye- health, we continually seek to identify new products tailored to address these key trends for development internally with our own R&D team to generate organic growth. Recent product launches include Biotrue® ONEday daily disposable contact lenses, the next generation of Bausch + Lomb ULTRA® contact lenses, SiHy Daily contact lenses (branded as AQUALOX™ ONE DAY in Japan, Bausch + Lomb INFUSE® SiHy Daily Disposable in the U.S. and Bausch + Lomb Ultra® ONE DAY in Australia, Hong Kong and Canada), Lumify® (an eye redness treatment), Vyzulta® (a pressure lowering eye drop for patients with angle glaucoma or ocular hypertension), Ocuvite® Eye Performance (vitamins to protect the eye from stressors such as sunlight and blue light emitted from digital devices) and SimplifEYE® (preloaded intraocular lens injector platform for enVista intraocular lens).
We also license selective molecules or technology in leveraging our own R&D expertise through development, as well as seek out external product development opportunities. As previously discussed, we acquired a global exclusive license for a myopia control contact lens design developed by BHVI, which we plan to pair with our leading contact lens technologies to develop potential contact lens treatments designed to slow the progression of myopia in children, and exclusive licenses for the commercialization and development in the U.S. and Canada of: a microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression in children ages 3-12; Xipere™ which was approved by the FDA in October 2021 and launched in the first quarter of 2022, and is the first treatment available in the U.S. that utilizes the suprachoroidal space to treat patients suffering from macular edema associated with uveitis; and NOV03, an investigational drug with a novel mechanism of action to treat DED associated with MGD. which has demonstrated statistically significant topline data in two Phase 3 studies. We also acquired the U.S. rights to EM-100, which was launched as Alaway® Preservative-

Free and is the first OTC preservative-free formulation eye drop for the temporary relief of itchy eyes due to pollen, ragweed, grass, animal hair, and dander in adults and children 3 years of age and older. We believe investments in these investigational treatments, if approved by the FDA, will complement, and help build upon, our strong portfolio of integrated eye-health products.
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
We believe our recent product launches, licensing arrangements and the investments in our Waterford, Rochester and Lynchburg facilities demonstrate the growth potential we see in our Bausch + Lomb products and our eye-health business and that these investments will position us to further extend our market share in the eye- health market.
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
This initiative provided us with positive results, as we experienced consistent growth in demand for our GI products throughout 2017 through 2021 which was evident by our growth in Salix revenues of 32% when comparing 2021 to 2017. These results encouraged us to seek out ways to bring out further value through leveraging our existing sales force and, in the later portion of 2018 and in 2019, we identified and executed on certain opportunities which we describe below.
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
Investment in Next Generation Formulations - Revenues from our Xifaxan® product increased approximately 11%, 2% and 22% in 2021, 2020 and 2019, respectively. In order to extend the growth in Xifaxan®, we continue to directly invest in next generation formulations of Xifaxan® and rifaximin, the principal semi-synthetic antibiotic used in our Xifaxan® product. In addition to three R&D programs in progress, we have another R&D program planned for a next generation formulation of Xifaxan® (rifaximin) which would address a new indication.
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
Reposition the Ortho Dermatologics Business to Generate Additional Value - As of January 2022, we have positioned the Solta Medical business to move forward with the Solta IPO. We continue to monitor market conditions and aim to launch the Solta IPO when financial market conditions are favorable subject to receipt of regulatory, stock exchange and other approvals. However, there can be no assurance as to when we will complete the Solta IPO, if at all. Until such time, we continue to manage our Solta business and our medical dermatology business with our continued commitment to bring out additional value for our shareholders. We continue to make investments in our Solta portfolio and anticipate building out our Solta sales force, particularly in Europe, to address the growing demand for our Solta aesthetic medical devices. Our Ortho Dermatologics business continues to work towards improving the treatment options for medical dermatology patients needing topical acne and psoriasis products. We also continue to explore additional strategic e-commerce and partnership expansion opportunities which can enable increased accessibility for patients and we continue to invest in our on-market products and evaluate various opportunities for our key medical dermatology pipeline products.
In support of the complete dermatology portfolio, we continue to take a number of actions that we believe will help our efforts to stabilize our dermatology business. These actions include: (i) building on our legacy brands to improve and meet today’s physician relevance and customer service, (ii) appointing new leadership, (iii) making key investments in our core medical device and dermatological products portfolios, (iv) optimizing our go to market strategy by building on our relationships with prescribers of our products to balance our sales portfolio with the business' profitability, (v) refocusing our operational and promotional resources and (vi) improving patient access to our Ortho Dermatologics products through our cash-pay prescription program previously discussed.
During the three months ended March 31, 2021, we identified launches of certain Ortho Dermatologics products which were not going to achieve their trajectories as forecasted once the social restrictions associated with the COVID-19 pandemic began to ease in the U.S. and offices of health care professionals could reopen. In addition, insurance coverage pressures within the U.S. continued to persist, limiting patient access to topical acne and psoriasis products. In light of these developments, during the first quarter of 2021, the Company began taking steps to: (i) redirect its R&D spend to eliminate projects it has identified as high cost and high risk, (ii) redirect a portion of its marketing and product development outside the U.S. to geographies where there is better patient access and (iii) reduce its cost structure to be more competitive.
Investment in Our Core Dermatology Portfolio - We have made significant investments to build out our aesthetics, psoriasis and acne product portfolios, which are the markets within dermatology where we see the greatest opportunities to extend our market share.
Aesthetics - In 2017, we launched our next generation Thermage FLX® product in the U.S., a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. Next generation Thermage FLX® was launched in the U.S., Hong Kong, Japan, Korea, Chinese Taipei, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, Australia and various parts of Europe as part of our Solta aesthetic medical devices portfolio. These launches have been successful as next generation Thermage FLX® revenues were $154 million, $142 million and $77 million for the years ended December 31, 2021, 2020 and 2019, respectively. We plan to continue to expand into other regions, paced by country-specific regulatory registrations. Consistent with our business strategy to continually update and improve our technology, in 2021, we launched, our next generation Clear + Brilliant® Touch system in the U.S., which is designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths. The launch of our next generation Clear + Brilliant® Touch system in the U.S. is expected to serve as a foundation for future launches in Asia and Europe.
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
Acne - In support of our established acne product portfolio, we have developed and launched several products, which include Arazlo® (tazarotene) Lotion (launched in the U.S. in June 2020), Altreno® (launched in the U.S. in October 2018), the first lotion (rather than a gel or cream) product containing tretinoin for the treatment of acne, and Retin-A Micro® 0.06% (launched in the U.S. in January 2018). We also have a unique acne project in our pipeline that, if approved by the FDA, we believe will further innovate and advance the treatment of acne.
Business Trends
In addition to the actions previously outlined, the events described below have affected and may affect our business trends. The matters discussed in this section contain Forward-Looking Statements. Please see “Forward-Looking Statements” for additional information.
U.S. Tax Reform
In April 2021, U.S. President Joseph Biden proposed changes to the U.S. tax system. Since that date, both houses of Congress have released their own proposals for changes to the U.S. tax system, which differ in a number of respects from the President’s proposal. The proposals under discussion have included changes to the U.S. corporate tax system that would increase U.S. corporate tax rates, although the most recent proposals do not include any such rate increase, and changes that would raise the tax rate on and make other changes to the taxation of Global Intangible Low Tax Income earned by foreign subsidiaries. Also under consideration are modifications to the Base Erosion and Anti-Abuse Tax, which would tax certain payments, including some that are related to inventory, made to affiliates that are subject to an effective tax rate of less than specified rates. Certain proposals also include limitations on the participation exemption for foreign dividends received and interest expense. In addition, certain proposals include limitations on the deduction of interest expense and carryforwards of unused interest expense, as well as an excise tax on certain pharmaceutical products that are non-compliant with the proposed drug pricing legislation.
We are unable to predict which, if any, U.S. tax reform proposals will be enacted into law, and what effects any enacted legislation might have on our liability for U.S. corporate tax. However, it is possible that the enactment of changes in the U.S. corporate tax system could have a material adverse effect on our liability for U.S. corporate tax and our consolidated effective tax rate.
Global Minimum Corporate Tax Rate
On October 8, 2021, the Organisation for Economic Co-operation and Development ("OECD")/G20 inclusive framework on Base Erosion and Profit Shifting (the "Inclusive Framework") published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The Inclusive Framework plan has now been agreed to by 141 OECD members, including several countries which did not agree to the initial plan. Under pillar one, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must now be implemented by the OECD Members who have agreed to the plan, effective in 2023. On December 20, 2021, the OECD published model rules to implement the pillar two rules, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. Additional guidance is expected to be published in 2022. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. While we are unable to predict when and how the Inclusive Framework agreement will be enacted into law in these countries, and it is possible that the implementation of the Inclusive Framework agreement, including the global minimum corporate tax rate could have a material effect on our liability for corporate taxes and our consolidated effective tax rate.
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
For 2021, 2020 and 2019, we incurred costs of $13 million, $21 million and $20 million, respectively, related to the annual fee assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). For 2021, 2020 and 2019, we also incurred costs of $94 million, $131 million and $137 million, respectively, on Medicare Part D utilization incurred by beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).
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
In 2019, the U.S. Department of Health and Human Services announced a preliminary plan to allow for the importation of certain lower-cost drugs from Canada. The preliminary plan excludes insulin, biological drugs, controlled substances and intravenous drugs. The preliminary plan relies on individual states to develop proposals for safe importation of those drugs from Canada and submit those proposals to the federal government for approval. Although the preliminary plan has some support from the prior administration, at this time, studies to evaluate the related costs and benefits, evaluate the reasonableness of the logistics, and measure the public reaction of such a plan have not been performed. While we do not believe this will have a significant impact on our future cash flows, we cannot provide assurance as to the effect or impact of such a plan.
In 2019, the Government of Canada (Health Canada) published in the Canada Gazette the new pricing regulation for patented drugs. These regulations were scheduled to become effective on July 1, 2021, but have been delayed until July 1, 2022. The new regulations will, among other things, change the mechanics of establishing the pricing for products submitted for approval after August 21, 2019 and the number and composition of reference countries used to determine if a drug’s price is excessive. While we do not believe this will have a significant impact on our future cash flows, as additional facts materialize, we cannot provide assurance as to the ultimate content, timing, effect or impact of such regulations.
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
In December 2020, as part of a series of drug pricing-related rules issued by the Trump Administration, the Center for Medicare & Medicaid Services issued a Final Rule that makes significant modifications to the Medicaid Drug Rebate Program regulations in several areas, including with respect to the definition of key terms “line extension” and “new formulation” and best price reporting relating to certain value-based purchasing arrangements (which took effect on January 1, 2022) and the price reporting treatment of manufacturer-sponsored patient benefit programs (which take effect on January 1, 2023).
In March 2021, the U.S. Congress enacted the American Rescue Plan Act of 2021. One of the provisions included within the American Rescue Plan Act of 2021 eliminated the Maximum Rebate Amount for Single Source drugs and Innovator Multiple Source drugs in the Medicaid Drug Rebate Program. We are currently reviewing this legislation, the impact of which is uncertain at this time.
Other legislative efforts relating to drug pricing have been enacted and others have been proposed at the U.S. federal and state levels. For instance, certain states have enacted legislation related to prescription drug pricing transparency. Several states have passed importation legislation and Florida is working with the U.S. government to implement an importation program from Canada. We also anticipate that Congress, state legislatures and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations affecting additional fundamental changes in the health care delivery system. We continually review newly enacted and proposed U.S. federal and state legislation, as well as proposed rulemaking and guidance published by the U.S. Department of Health and Human Services and the FDA; however, at this time, it is unclear the effect these matters may have on our businesses.

Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity in 2022 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2022 or in later years. Following a loss of exclusivity ("LOE") of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the LOE or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic of such product (either ourselves or through a third-party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material.
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
2021 LOE Branded Products- Branded products that began facing generic competition in the U.S. during 2021 included Lotemax® Gel, Bepreve®, Clindagel® and certain other products. These products accounted for less than 1% of our total revenues in 2020. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
2022 through 2026 LOE Branded Products - Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified branded products that we believe could begin facing potential LOE and/or generic competition in the U.S. during the years 2022 through 2026. These products and year of expected LOE include, but are not limited to, Noritate® (2022), Targretin® Gel (2022), Xerese® (2022) and certain other products that are subject to settlement agreements which could impact their exclusivity during the years 2022 through 2026. In aggregate, these products accounted for 2% of our total revenues in 2021. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
In addition, for a number of our products (including Xifaxan® 550mg, Bryhali®, Duobrii®, Trulance®, Lumify® and Relistor® Injection in the U.S and Jublia® in Canada.), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.
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
Bryhali® Lotion, 0.01% (Padagis) - On March 20, 2020, the Company received a Notice of Paragraph IV Certification from Perrigo Israel Pharmaceuticals, Ltd. (now Padagis LLC) ("Padagis"), in which Padagis asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Bryhali® (halobetasol propionate) lotion, 0.01% are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Padagis' generic halobetasol propionate lotion, for which an Abbreviated New Drug Application ("ANDA") has been filed by Padagis.  On May 1, 2020, the Company filed suit against Padagis pursuant to the Hatch-Waxman Act, alleging infringement by Padagis of one or more claims of the Bryhali® patents, thereby triggering a 30-month stay of the approval of the Padagis ANDA for halobetasol propionate lotion. On September 3, 2020, this action was consolidated with the action between the Company and Padagis described below, regarding Padagis' ANDA for generic Duobrii® (halobetasol propionate and tazarotine) lotion. The Company remains confident in the strength of the Bryhali® patents and intends to vigorously pursue this matter and defend its intellectual property.
Duobrii® Lotion (Padagis) - On July 23, 2020, the Company received a Notice of Paragraph IV Certification from Padagis, in which Padagis asserted that certain U.S. patents, each of which is listed in the FDA's Orange Book for Duobrii® (halobetasol propionate and tazarotine) lotion, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Padagis' generic lotion, for which an ANDA has been filed by Padagis. On August 28, 2020, the Company filed suit against Padagis pursuant to the Hatch-Waxman Act, alleging infringement by Padagis of one or more claims of the Duobrii® Patents, thereby triggering a 30-month stay of the approval of the Padagis ANDA. On September 3, 2020, this action was consolidated with the action between the Company and Padagis described above, regarding Padagis' ANDA for generic Bryhali® (halobetasol propionate) lotion. We remain confident in the strength of the Duobrii® patents and will vigorously defend our intellectual property.
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
Relistor® Injection Patent Litigation (Gland) - On February 22, 2022, the Company commenced litigation against Gland Pharma Limited (“Gland”) alleging patent infringement by Gland’s filing of its ANDA No. 216836, referencing Relistor® (methynaltrexone bromide injection, vials) and its ANDA No. 216965, referencing Relistor® (methynaltrexone bromide injection, pre-filled syringes). This suit had been filed following receipt of two Notices of Paragraph IV Certification from Gland, in which it had asserted that the U.S. patents listed in the FDA's Orange Book for the Company’s Relistor® methynaltrexone bromide injection, were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of its generic methynaltrexone bromide injection. The filing of this suit triggered a 30-month stay of the approval of the Gland ANDA for its methynaltrexone bromide injection. The Company remains confident in the strength of the Relistor® patents and will continue to vigorously pursue this matter and defend its intellectual property.
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
Lumify® Ophthalmic Solution Patent Litigation (Lupin) – On February 2, 2022 the Company commenced litigation against Lupin Pharmaceuticals, Inc. (“Lupin”) alleging patent infringement by Lupin’s filing of its ANDA No. 216716, referencing Lumify® (0.025% brimonidine tartrate ophthalmic solution). This suit had been filed following receipt of a Notice of Paragraph IV Certification from Lupin, in which it had asserted that the U.S. patents listed in the FDA's Orange Book for the Company’s Lumify® brimonidine tartrate ophthalmic solution, were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of its generic brimonidine tartrate solution. The filing of this suit triggered a 30-month stay of the approval of the Lupin ANDA for its brimonidine tartrate solution. The Company remains confident in the strength of the Lumify® patents and will continue to vigorously pursue this matter and defend its intellectual property.
Generic Competition to Uceris® - In July 2018, a generic competitor launched a product which will directly compete with our Uceris® Tablet product. As disclosed in our prior filings, the Company initiated various infringement proceedings against this generic competitor. The Court construed the claims of the asserted patents on August 2, 2019 and, on October 24, 2019, the Company agreed to a judgment that the asserted patents did not cover the generic tablets under the Court’s claim construction, while reserving its right to appeal the claim construction. On November 22, 2019, the Company filed a Notice of Appeal with respect to the claim construction in the Court of Appeals for the Federal Circuit. On December 18, 2020, the Court of Appeals for the Federal Circuit affirmed the District Court’s claim construction. The ultimate impact of this generic competitor on our future revenues cannot be predicted; however, Uceris® Tablet revenues for 2021, 2020 and 2019 were approximately $10 million, $15 million and $20 million, respectively.
Generic Competition to Jublia® - On June 6, 2018, the U.S. Patent and Trial Appeal Board (“PTAB”) completed its inter partes review for an Orange Book-listed patent covering Jublia® (U.S. Patent No 7,214,506 (the “506 Patent”)) and issued a written determination invalidating such patent.  On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings.  As a result of a settlement, a joint motion to terminate the proceedings was filed on November 12, 2020 and, on January 8, 2021, the PTAB granted this motion. The ‘506 Patent, therefore, remains valid and enforceable and expires in 2026. Jublia® revenues for 2021, 2020 and 2019 were approximately $100 million, $111 million and $110 million, respectively.  Jublia® is covered by fourteen additional Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2028 through 2035. In August and September 2018, the Company received notices of the filing of a number of ANDAs with paragraph IV certification, and has timely filed patent infringement suits against these ANDA filers, and, in addition, the Company has also commenced certain patent infringement proceedings in Canada against four separate defendants. All cases in the U.S. regarding Jublia® have been settled. In Canada, two lawsuits remain pending against Apotex, Inc.
PreserVision® Patent Litigation - PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin and mineral supplements containing nutrient formulas recommended by the National Eye Institute to reduce the risk of progression of intermediate to advanced AMD. PreserVision® products accounted for 3% of our total revenues in 2021. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. The Company has filed patent infringement proceedings against 16 defendants claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. Eleven of these proceedings were subsequently settled; two resulted in entry of a default. One defendant filed a declaratory judgment action after the Company filed its suit, seeking declaratory judgment related to patent claims as well as false advertising and unfair competition claims. As of the date of this filing, there are four unresolved actions. The Company remains confident in the strength of these patents and will continue to vigorously pursue these matters and defend its intellectual property. While the Company cannot predict the magnitude or timing of the impact from the PreserVision® patent expiry, this is an OTC product and thus, the impact is not expected to be as significant as the LOE of a branded pharmaceutical product.
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

FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides financial performance highlights for each of the last three years:

	Years Ended December 31,			Change
(in millions, except per share data)	2021	2020	2019	2020 to 2021	2019 to 2020
Revenues	$8,434	$8,027	$8,601	$407	$(574)
Operating income (loss)	$450	$676	$(203)	$(226)	$879
Loss before benefit from income taxes	$(1,024)	$(934)	$(1,837)	$(90)	$903
Net loss	$(937)	$(559)	$(1,783)	$(378)	$1,224
Net loss attributable to Bausch Health Companies Inc.	$(948)	$(560)	$(1,788)	$(388)	$1,228
Loss per share attributable to Bausch Health Companies Inc.
Basic	$(2.64)	$(1.58)	$(5.08)	$(1.06)	$3.50
Diluted	$(2.64)	$(1.58)	$(5.08)	$(1.06)	$3.50
Financial Performance
Summary of 2021 Compared with 2020
Revenues for 2021 and 2020 were $8,434 million and $8,027 million, respectively, an increase of $407 million, or 5%. The increase was primarily driven by: (i) a net increase in volumes and (ii) the favorable impact of foreign currencies, primarily in Europe, Asia and Canada. These increases were partially offset by: (i) our divestiture of Amoun on July 26, 2021 and (ii) a decrease in net realized pricing. The net increase in volumes was primarily due to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, primarily during the three months ended June 30, 2021, partially offset by the impact of the loss of exclusivity of certain products. The changes in our segment revenues and segment profits are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
Operating income was $450 million and $676 million for 2021 and 2020, respectively, a decrease in our operating results of $226 million which reflects, among other factors:
•an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) of $259 million. The increase was primarily driven by: (i) the increase in volumes, as previously discussed, and (ii) the favorable impact of foreign currencies, partially offset by: (i) the impact of our divestiture of Amoun on July 26, 2021 and (ii) the decrease in net realized pricing;
•an increase in Selling, general, and administrative (“SG&A”) expenses of $257 million, primarily attributable to: (i) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, (ii) Separation-related and IPO-related costs incurred in 2021 and (iii) the impact of foreign currencies;
•an increase in R&D of $13 million primarily attributable to the non-recurrence of the temporary suspension in certain R&D activities and clinical trials in 2020, partially offset by a rebalancing of our portfolio within the Ortho Dermatologics business;
•a decrease in Amortization of intangible assets of $270 million primarily attributable to fully amortized intangible assets no longer being amortized in 2021;
•Goodwill impairments of $469 million related to the impairment to the goodwill of the Ortho Dermatologics reporting unit during the three months ended March 31, 2021 as a result of revised forecasts due to: (i) certain products that continued to experience longer launch cycles than originally anticipated, in part due to COVID-19 pandemic factors, and (ii) other changes to its product pipeline;
•an increase in Asset impairments, including loss on assets held for sale of $120 million, primarily attributable to: (i) higher impairments to certain products and (ii) additional losses during 2021 related to assets classified as held for sale; and
•a decrease in Other expense, net of $129 million, primarily attributable: (i) higher insurance recoveries related to certain litigation matters in 2021 as compared to 2020 and (ii) decreases in charges for Acquisition-related contingent consideration and Acquired in-process research and development costs.

Operating income was $450 million and $676 million for 2021 and 2020, respectively, and includes non-cash charges for Depreciation and amortization of intangible assets of $1,552 million and $1,825 million, Asset impairments, including loss on assets held for sale of $234 million and $114 million, Goodwill impairments of $469 million and $0 and Share-based compensation of $128 million and $105 million for 2021 and 2020, respectively.
Our Loss before benefit from income taxes for 2021 and 2020 was $1,024 million and $934 million, respectively, an increase in our Loss before benefit from income taxes of $90 million. The increase in our Loss before benefit from income taxes is primarily attributable to the decrease in our operating results of $226 million, as previously discussed, partially offset by: (i) a decrease in Interest expense of $108 million and (ii) the favorable net change in Foreign exchange and other of $37 million.
Net loss attributable to Bausch Health Companies Inc. for 2021 and 2020 was $948 million and $560 million, respectively, a decrease in our results of $388 million. The decrease in our results was primarily due to: (i) a decrease in the Benefit from income taxes of $288 million, primarily attributable to the release of a portion of our valuation allowance against deferred tax assets in 2020 and (ii) the increase in Loss before benefit from income taxes of $90 million, as previously discussed.
Summary of 2020 Compared with 2019
Revenues for 2020 and 2019 were $8,027 million and $8,601 million, respectively, a decrease of $574 million, or 7%. The decrease was primarily driven by: (i) lower volumes driven by: (a) social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, and (b) the impact of the LOE of certain products, (ii) the unfavorable effect of foreign currencies, primarily in Latin America, and (iii) the impact of divestitures and discontinuations. These decreases in our revenues were partially offset by the incremental sales of our Trulance® product, which we added to our portfolio in March 2019 as part of the acquisition of certain assets of Synergy. Net realized pricing was flat with increases in our Diversified Products, International Rx and Bausch + Lomb segments being offset by decreases in our Salix and Ortho Dermatologics segments. The changes in our segment revenues and segment profits are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
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
•a decrease in SG&A expenses of $187 million, primarily attributable to profit protection measures taken to manage and reduce operating expenses during the COVID-19 pandemic;
•a decrease in R&D of $19 million primarily attributable to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed;
•a decrease in Amortization of intangible assets of $252 million primarily attributable to fully amortized intangible assets no longer being amortized in 2020;
•an increase in Asset impairments, including loss on assets held for sale of $39 million. Asset impairments, including loss on assets held for sale in 2020 were primarily related to: (i) reclassifying a business within our International Rx segment as held for sale and (ii) certain product lines as a result of changes to forecasted sales. Impairments during 2019 were primarily related to: (i) certain product lines as a result of changes to forecasted sales due to generic competition and other factors and (ii) impairments related to assets being classified as held for sale; and
•a decrease in Other expense, net of $924 million, primarily attributable the decrease in net charges to Litigation and other matters. The decrease in Litigation and other matters was primarily related to the settlement of a legacy U.S. securities class action matter (which is subject to an objector's appeal of the final court approval) in 2019, to which the Company and the other settling defendants admitted no liability as to the claims against it and denied all allegations of wrongdoing.
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
Net loss attributable to Bausch Health Companies Inc. for 2020 and 2019 was $560 million and $1,788 million, respectively, an increase in our results of $1,228 million. The increase in our results was primarily due to: (i) the decrease in Loss before benefit from income taxes of $903 million, as previously discussed, and (ii) the favorable net change in the Benefit from income taxes of $321 million, primarily attributable to the release of a portion of our valuation allowance against deferred tax assets in 2020.
RESULTS OF OPERATIONS
Our results for the years 2021, 2020 and 2019 were as follows:

	Years Ended December 31,			Change
(in millions)	2021	2020	2019	2020 to 2021	2019 to 2020
Revenues
Product sales	$8,342	$7,924	$8,489	$418	$(565)
Other revenues	92	103	112	(11)	(9)
	8,434	8,027	8,601	407	(574)
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	2,361	2,202	2,297	159	(95)
Cost of other revenues	33	47	53	(14)	(6)
Selling, general and administrative	2,624	2,367	2,554	257	(187)
Research and development	465	452	471	13	(19)
Amortization of intangible assets	1,375	1,645	1,897	(270)	(252)
Goodwill impairments	469	—	—	469	—
Asset impairments, including loss on assets held for sale	234	114	75	120	39
Restructuring, integration, separation and IPO costs	50	22	31	28	(9)
Other expense, net	373	502	1,426	(129)	(924)
	7,984	7,351	8,804	633	(1,453)
Operating income (loss)	450	676	(203)	(226)	879
Interest income	7	13	12	(6)	1
Interest expense	(1,426)	(1,534)	(1,612)	108	78
Loss on extinguishment of debt	(62)	(59)	(42)	(3)	(17)
Foreign exchange and other	7	(30)	8	37	(38)
Loss before benefit from income taxes	(1,024)	(934)	(1,837)	(90)	903
Benefit from income taxes	87	375	54	(288)	321
Net loss	(937)	(559)	(1,783)	(378)	1,224
Net income attributable to noncontrolling interest	(11)	(1)	(5)	(10)	4
Net loss attributable to Bausch Health Companies Inc.	$(948)	$(560)	$(1,788)	$(388)	$1,228
A detailed discussion of the year-over-year changes of the Company’s 2020 results compared with that of 2019 can be found under "Management’s Discussion and Analysis of Financial Condition and Results of Operations with Retrospective Segment Changes of the 2020 Form 10-K" in Exhibit 99.1 of our Form 8-K filed on May 4, 2021.

2021 Compared with 2020
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
Our revenues were $8,434 million and $8,027 million for 2021 and 2020, respectively, an increase of $407 million, or 5%. The increase was due to: (i) a net increase in volumes of $471 million primarily in our Bausch + Lomb, Salix, Ortho Dermatologics and International Rx segments and (ii) the favorable impact of foreign currencies of $95 million primarily in Europe, Asia and Canada. These increases were partially offset by: (i) the impact of divestitures and discontinuations of $132 million, primarily attributable to our divestiture of Amoun on July 26, 2021 and (ii) a decrease in net realized pricing of $27 million primarily the result of higher sales deductions. The net increase in volumes was primarily due to the positive impacts of the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, partially offset by: (i) the impact of the loss of exclusivity of certain products primarily in our Diversified Products, Bausch + Lomb and Ortho Dermatologics segments and (ii) the impacts of a quality issue at a third-party supplier on the revenues of certain Consumer products included in our Bausch + Lomb segment, as discussed below.
Our 2020 revenues were most negatively impacted during our second quarter by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to our third quarter of 2020. Our revenues returned to pre-pandemic levels for many of our businesses and geographies in 2021 and, at the current pace of recovery, we anticipate the COVID-19 pandemic to have a minimal impact on the remaining businesses and geographies in 2022.
The changes in our segment revenues and segment profits, including the impacts of COVID-19 pandemic related matters, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.
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
Provisions recorded to reduce gross product sales to net product sales and revenues for 2021 and 2020 were as follows:

	Years Ended December 31,
	2021		2020
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$13,770	100.0%	$12,960	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	625	4.5%	621	4.8%
Returns	131	1.0%	120	0.9%
Rebates	2,462	17.9%	2,174	16.8%
Chargebacks	1,999	14.5%	1,925	14.9%
Distribution service fees	211	1.5%	196	1.5%
	5,428	39.4%	5,036	38.9%
Net product sales	$8,342	60.6%	$7,924	61.1%
Discounts and allowances, returns, rebates, chargebacks and distribution service fees as a percentage of gross product sales were 39.4% and 38.9% in 2021 and 2020, respectively, an increase of 0.5% percentage points and includes:
•discounts and allowances as a percentage of gross product sales were lower primarily due to lower discount rates and gross product sales for certain generic products, such as Migranal® AG, Elidel® AG and Diastat® AG, partially offset by the impact of higher discount rates for and lower sales of Glumetza® AG;
•returns as a percentage of gross product sales were higher and represent the impacts of: (i) higher sales of certain products, primarily Xifaxan® and (ii) returns associated with a quality issue at a third-party supplier on the revenues of certain Consumer products included in our Bausch + Lomb segment, as discussed below, offset by improving sales returns experience in 2021 as compared to 2020. Over the last several years, the Company has increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including, but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving the sales return experience, related to branded and generic products. Included in the product returns provision for 2021 and 2020 are reductions in variable consideration for sales returns related to past sales of approximately $28 million and $38 million, respectively. See Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our audited Consolidated Financial Statements regarding further details related to product sales provisions;
•rebates as a percentage of gross product sales were higher primarily due the impact of: (i) an increase in gross product sales of certain branded products with higher rebate rates, such as Xifaxan®, Prolensa®, Jublia® and Trulance® and (ii) an increase in rebates due to the launch of Arazlo® (June 2020) and was partially offset by lower gross product sales for certain branded products, such as Duobrii®, Apriso® and Lotemax® Gel;
•chargebacks as a percentage of gross product sales were lower primarily due to the impacts of: (i) lower chargeback rates and gross product sales for certain products, such as Glumetza® AG and Wellbutrin® and (ii) lower gross product sales for certain products, such as Targretin® AG, partially offset by higher chargeback rates and gross product sales for certain products, such as Glumetza® SLX, Syprine® AG and Mysoline®; and
•distribution service fees as a percentage of gross product sales were unchanged. Price appreciation credits were offset against the distribution service fees we paid wholesalers and were $17 million and $15 million for 2021 and 2020, respectively.
Operating Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold primarily includes: manufacturing and packaging; the cost of products we purchase from third parties; royalty payments we make to third parties; depreciation of manufacturing facilities and equipment; and lower of cost or net realizable value adjustments to inventories. Cost of goods sold typically vary between periods as a result of product mix, volume, royalties, changes in foreign currency and inflation. Cost of goods sold excludes the amortization and impairments of intangible assets.
Cost of goods sold was $2,361 million and $2,202 million for 2021 and 2020, respectively, an increase of $159 million, or 7%. The increase was primarily driven by: (i) the net increase in volumes, as previously discussed, (ii) the unfavorable impact of foreign currencies and (iii) higher manufacturing variances, primarily the result of: (a) charges related to a quality issue at a third-party supplier, as discussed below, and (b) inflationary pressures related to certain manufacturing costs. These increases were partially offset by: (i) the impact of the divestiture of Amoun on July 26, 2021 and (ii) a reduction in third party royalties.
As the recovery from the COVID-19 pandemic continues and businesses reopen, many companies are reporting increases for certain costs, such as labor, materials, shipping and utilities. The increased costs have resulted in additional manufacturing variances and have had a negative impact on our contribution margins during 2021. Through the date of this filing, we are unable to determine if these inflationary factors are transitory or should be expected to continue over a medium or long term.
Cost of goods sold as a percentage of Product sales revenue was 28.3% and 27.8% for 2021 and 2020, respectively, an increase of 0.5 percentage points primarily attributable to the year-over-year changes in product mix.
We were notified by a third-party supplier of sterilization services for our lens care solution bottles and caps at our Milan, Italy facility, of inconsistencies in the sterilization data versus certificates of conformance previously submitted to us by that supplier. Based on our internal Health and Safety Analysis, it was determined that this issue did not affect the safety or performance of any of our products and is limited to a specific number of lots for certain Consumer products within our Bausch + Lomb segment. However, out of an abundance of caution and working with the appropriate notified body and responsible health authorities, we have contained and/or recalled down to the consumer level the limited number of affected lots of products resulting in $8 million of manufacturing variances and $6 million of returns. Further, although our Greenville, South Carolina facility increased production to support some of the demand in the near term, due to the limited availability of qualified materials, production at the Milan facility could not keep up with demand, which negatively impacted our sales for the affected products in this region during 2021. At this time, we have removed this supplier from our Approved Supplier List and qualified another sterilization supplier, who, along with an existing secondary supplier, have and will provide bottle sterilization, thereby allowing our Milan facility to return to full production capacity. Although it is possible additional charges may be incurred, at this time we believe no additional charges will be necessary.
Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; separation-related and IPO-related costs; and other general and administrative costs. The Company has incurred, and will incur, Separation-related and IPO-related costs which are incremental costs indirectly related to the B+L Separation and Solta IPO. Separation-related and IPO-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification.
SG&A expenses were $2,624 million and $2,367 million for 2021 and 2020, respectively, an increase of $257 million, or 11%. The increase was primarily attributable to: (i) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, (ii) an increase in Separation-related and IPO-related costs of $111 million and (iii) the impact of foreign currencies. These increases were partially offset by the impact of the Amoun Sale on July 26, 2021.
During 2020, the Company took certain profit protection measures to manage and reduce operating expenses during the COVID-19 pandemic, which resulted in year-over-year increases primarily in selling expenses and advertising and promotion expenses. These profit protection measures were successful in expanding the profit margins in many of our businesses as previously discussed. As the pace of recovery in each geography accelerated, we continued to allocate more resources to selling and other promotional activities to drive our return to sustainable revenue and profit growth and as a result our operating expenses for 2021 exceeded our operating expenses in 2020.
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
R&D expenses were $465 million and $452 million for 2021 and 2020, respectively, an increase of $13 million, or 3%. The increase was primarily attributable to the non-recurrence of the temporary suspension in certain R&D activities and clinical trials in 2020 due to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed, partially offset by the impact of rebalancing our portfolio within the Ortho Dermatologics business. R&D expenses as a percentage of Product sales were approximately 6% and 6% for 2021 and 2020, respectively.
In 2020, certain of our R&D activities were limited and others, including new patient enrollments in clinical trials, were temporarily paused primarily during our second quarter, as most trial sites were not able to accept new patients due to government-mandated shutdowns. However, during our third quarter of 2020, many of these trial sites began to reopen and we saw the pace of new patient enrollments increase, although at this time certain of our projects are moving slower than we would like due to the impacts of the COVID-19 pandemic. As of the date of this filing, we have not had to make material changes to our development timelines and the pause in our clinical trials has not had a material impact on our operating results; however, a resurgence of the virus could result in unanticipated delays in our ability to conduct new patient enrollments and create other delays, which could have a significant adverse effect on our future operating results.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years. Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $1,375 million and $1,645 million for 2021 and 2020, respectively, a decrease of $270 million, or 16%. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2021.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements for further details related to our intangible assets.
Goodwill Impairments
Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level. An interim goodwill impairment test in advance of the annual impairment assessment may be required if events occur that indicate an impairment might be present. A reporting unit is the same as, or one level below, an operating segment. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. The Company estimates the fair values of all reporting units using a discounted cash flow model, which utilizes Level 3 unobservable inputs.
Goodwill impairments were $469 million and $0 for 2021 and 2020, respectively.
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
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements regarding further details related to our goodwill impairment analysis.

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
Asset impairments, including loss on assets held for sale were $234 million and $114 million for 2021 and 2020, respectively, an increase of $120 million. Asset impairments, including loss on assets held for sale for 2021 includes: (i) impairments of $105 million, in aggregate, due to decreases in forecasted sales of certain product lines, (ii) an $88 million loss on assets held for sale in connection with the Amoun Sale, (iii) impairments of $23 million, in aggregate, related to the discontinuance of certain product lines and (iv) $18 million related to a portion of an IT infrastructure improvement project no longer being utilized. Asset impairments, including loss on assets held for sale for 2020 includes: (i) a $96 million adjustment to reduce the carrying value of the Amoun business to its estimated fair value less costs to sell due to classifying the business as held for sale, (ii) $16 million, in aggregate, due to decreases in forecasted sales of certain product lines, (iii) $1 million, in aggregate, related to the discontinuance of certain product lines not aligned with the focus of the Company's core businesses and (iv) $1 million related to Acquired in-process research and development not in service.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, Integration, Separation and IPO Costs
Restructuring, integration, separation and IPO costs were $50 million and $22 million for 2021 and 2020, respectively, an increase of $28 million.
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
Restructuring and integration costs were $18 million and $11 million for 2021 and 2020, respectively, an increase of $7 million. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation and IPO costs
In addition to the Separation-related and IPO-related costs, which are incremental costs indirectly related to the B+L Separation and Solta IPO and included in Selling, general and administrative expenses, as previously discussed, the Company has incurred, and will incur, costs directly associated with activities to effectuate the B+L Separation and the Solta IPO. These activities include: (i) separating the Bausch + Lomb and Solta Medical businesses from the remainder of the Company and (ii) registering the Bausch + Lomb and Solta Medical businesses as independent publicly traded entities. Separation and IPO costs are incremental costs directly related to the B+L Separation and Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for the Bausch + Lomb and Solta Medical entities. Separation and IPO costs were $32 million and $11 million for 2021 and 2020, respectively.
At the end of 2021, we had substantially completed the internal objectives necessary to facilitate the B+L Separation and Solta IPO and related separation of these businesses. We continue to monitor market conditions and aim to launch the B+L IPO and the Solta IPO when financial market conditions become favorable (subject to receipt of regulatory, stock exchange and other approvals). Until such time, we continue to manage these businesses along with our pharmaceutical portfolio of gastrointestinal, dermatology, neurology and other therapeutics, with our continued commitment to bring out additional value for our shareholders.
See Note 4, "RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS" to our audited Consolidated Financial Statements for further details regarding these actions.

Other expense, net
Other expense, net for 2021 and 2020 consists of the following:

(in millions)	2021	2020
Litigation and other matters	$356	$422
Acquired in-process research and development costs	8	32
Net gain on sales of assets	(2)	(1)
Acquisition-related contingent consideration	11	48
Other, net	—	1
Other expense, net	$373	$502
Litigation and other matters for 2021, includes adjustments related to the Glumetza Antitrust Litigation, partially offset by insurance recoveries of $213 million related to certain litigation matters. See Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for further details regarding these matters.
Litigation and other matters for 2020, includes adjustments related to an SEC investigation into the Company and its former relationship with Philidor Rx Services, LLC, its accounting practices and policies, its public disclosures and other matters (which investigation has now been settled) (the “SEC Investigation”) and the U.S. Securities Litigation and the Canadian Securities Litigation and related opt-outs of each. Litigation and other matters also includes an insurance recovery related to a certain litigation matter. See Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for further details regarding certain of these matters.
Acquired in-process research and development costs primarily consists of costs associated with the upfront payments to enter into certain exclusive licensing agreements.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt premiums, discounts and deferred issuance costs on indebtedness under our credit facilities and notes and the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company's cross-currency swaps.
Interest expense was $1,426 million and $1,534 million and included non-cash amortization and write-offs of debt discounts and deferred financing costs of $55 million and $61 million for 2021 and 2020, respectively. Interest expense decreased $108 million, or 7%, in 2021 as compared to 2020, primarily due to lower outstanding principal balances. The weighted average stated rate of interest as of December 31, 2021 and 2020 was 5.88% and 6.02%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $62 million and $59 million for 2021 and 2020, respectively, primarily associated with certain refinancing transactions that occurred each year.
See Note 10, "FINANCING ARRANGEMENTS" to our audited Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a gain of $7 million for 2021 as compared to a loss of $30 million for 2020, a favorable net change of $37 million primarily due to: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Income Taxes
Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the temporary differences between the financial statement and income tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets for outside basis differences in investments in subsidiaries are only recognized if the difference will be realized in the foreseeable future. Benefit from income taxes was $87 million and $375 million in 2021 and 2020, respectively, an unfavorable net change of $288 million, primarily attributable to the release of a portion of the

Company's valuation allowance against deferred tax assets in 2020 in excess of the release of its valuation allowance in 2021. In 2021, the Company's valuation allowance decreased by $30 million primarily attributable to the impact of book taxable income in Canada, change in deferred tax assets in Canada and use of deferred tax assets in the U.S. in connection with internal restructurings. In 2020, our valuation allowance decreased by $579 million primarily attributable to the impact of taxable losses in Canada, partially offset by the impact of internal restructurings which resulted in reductions to our deferred tax assets.
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
In 2021 and 2020, our effective tax rate differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) changes in uncertain tax positions, (b) impairment of United States generally accepted accounting principles (“U.S. GAAP”) goodwill, (c) internal restructurings, and (d) changes in the manner in which an outside basis difference will be recovered in future periods.
We record a valuation allowance against our deferred tax assets to reduce their net carrying value to an amount that we believe is more likely than not to be realized. In determining our deferred tax asset valuation allowance, we estimate our ability to utilize future sources of income to realize the benefits of our temporary income tax differences including: (i) net operating loss carryforwards in each jurisdiction, primarily in Canada, the U.S. and Ireland, (ii) research and development tax credit carryforwards, (iii) scientific research and experimental development pool carryforwards and (iv) investment tax credit carryforwards. When we establish/increase or reduce/decrease the valuation allowance, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. Our valuation allowance against deferred tax assets as of December 31, 2021 and 2020 was $2,222 million and $2,252 million, respectively, a decrease of $30 million, as discussed above.
See Note 17, "INCOME TAXES" to our audited Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
Our portfolio of products falls into five operating and reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International Rx, (iv) Ortho Dermatologics and (v) Diversified Products.
The following is a brief description of our segments:
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Consumer, Surgical and Ophthalmic Pharmaceuticals products.
•The Salix segment consists of sales in the U.S. of GI products.
•The International Rx segment consists of sales, with the exception of sales of Bausch +Lomb products and Solta aesthetic medical devices, outside the U.S and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical and OTC products.
•The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta aesthetic medical devices.
•The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products and (iii) dentistry products.
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, including loss on assets held for sale, Restructuring, integration, separation and IPO costs, and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for a reconciliation of segment profit to Loss before benefit from income taxes.

The following table presents segment revenues, segment revenues as a percentage of total revenues and the year over year changes in segment revenues for 2021 and 2020. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for 2021 and 2020.

	Years Ended December 31,				Change
	2021		2020		2020 to 2021
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenue
Bausch + Lomb	$3,765	45%	$3,415	42%	$350	10%
Salix	2,074	24%	1,904	24%	170	9%
International Rx	1,166	14%	1,181	15%	(15)	(1)%
Ortho Dermatologics	564	7%	548	7%	16	3%
Diversified Products	865	10%	979	12%	(114)	(12)%
Total revenues	$8,434	100%	$8,027	100%	$407	5%

Segment Profits / Segment Profit Margins
Bausch + Lomb	$958	25%	$909	27%	$49	5%
Salix	1,493	72%	1,338	70%	155	12%
International Rx	403	35%	386	33%	17	4%
Ortho Dermatologics	265	47%	228	42%	37	16%
Diversified Products	624	72%	717	73%	(93)	(13)%
Total	$3,743	44%	$3,578	45%	$165	5%
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
Non-GAAP measures are not standardized measures under the financial reporting framework used to prepare the Company’s financial statements and might not be comparable to similar financial measures disclosed by other issuers.
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
Acquisitions, divestitures and discontinuations: In order to present period-over-period organic revenues (non-GAAP) on a comparable basis, revenues associated with acquisitions, divestitures and discontinuations are adjusted to include only revenues from those businesses and assets owned during both periods. Accordingly, organic revenue growth (non-GAAP) excludes from the current period, all revenues attributable to each acquisition for twelve months subsequent to the day of acquisition, as there are no revenues from those businesses and assets included in the comparable prior period. Organic revenue growth (non-GAAP) excludes from the prior period (but not the current period), all revenues attributable to each divestiture and discontinuance during the twelve months prior to the day of divestiture or discontinuance, as there are no revenues from those businesses and assets included in the comparable current period. There were no acquisitions during 2021.

The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and presents organic revenue (Non-GAAP) and the year over year changes in organic revenue (Non-GAAP) for 2021 and 2020 by segment.

	Year Ended December 31, 2021			Year ended December 31, 2020			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Bausch + Lomb	$3,765	$(58)	$3,707	$3,415	$(10)	$3,405	$302	9%
Salix	2,074	—	2,074	1,904	—	1,904	170	9%
International Rx	1,166	(28)	1,138	1,181	(113)	1,068	70	7%
Ortho Dermatologics	564	(9)	555	548	—	548	7	1%
Diversified Products	865	—	865	979	(9)	970	(105)	(11)%
Total	$8,434	$(95)	$8,339	$8,027	$(132)	$7,895	$444	6%
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment has a diversified product line with no single product group representing 10% or more of its segment revenues. The Bausch + Lomb segment revenue was $3,765 million and $3,415 million for 2021 and 2020, respectively, an increase of $350 million, or 10%. The increase was primarily attributable to: (i) an increase in volumes across all of our Bausch + Lomb businesses of $337 million primarily due to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, partially offset by: (a) the impact of generic competition as certain products, primarily Lotemax® Gel, lost exclusivity and (b) the impacts of a third-party supplier quality issue on the revenues of certain Consumer products, as previously discussed, and (ii) the favorable impact of foreign currencies of $58 million, primarily in Europe and Asia. These increases were partially offset by: (i) a decrease in net realized pricing of $35 million primarily due to higher sales deductions in our Ophthalmic Pharmaceuticals business and (ii) the impact of divestitures and discontinuations of $10 million, related to several products. The increase in volumes was across all Bausch + Lomb businesses, most notably seen in our Surgical and Vision Care businesses, and across all geographies, most notably in the U.S., Asia and Europe.
During 2020, the volumes of our Bausch + Lomb segment were most negatively impacted by the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic during the second quarter of 2020. However, as governments began lifting social restrictions, the negative trend in the revenues began to level off and stabilize prior to our third quarter and continued into our fourth quarter of 2020 and first quarter of 2021. Our revenues returned to pre-pandemic levels for many of our Bausch + Lomb businesses and geographies in 2021 and, at the current pace of recovery, we anticipate the COVID-19 pandemic to have a minimal impact on the remaining businesses and geographies in 2022.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit was $958 million and $909 million for 2021 and 2020, respectively, an increase of $49 million, or 5%. The increase was primarily driven by an increase in contribution primarily attributable to the net increase in revenues, as previously discussed. This increase was partially offset by: (i) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, which resulted in year-over-year increases primarily in selling expenses and advertising and promotion expenses, (ii) the non-recurrence of the temporary suspension in certain R&D activities and clinical trials in 2020 due to social restrictions and other precautionary measures taken in response to the COVID-19 pandemic, as previously discussed and (iii) inflationary pressures related to certain manufacturing costs.
On January 13, 2022, in connection with the B+L Separation, Bausch + Lomb Corporation filed a Registration Statement on Form S-1 with the SEC (the "Registration Statement"), which as of the date of this filing has not been declared effective. As the Bausch + Lomb business has historically operated as part of the Company, Bausch + Lomb Corporation relied on the Company’s corporate and other support functions. Therefore, certain corporate and shared costs have been allocated to Bausch + Lomb Corporation in the financial results and other financial information as presented by Bausch + Lomb in its filings with the SEC, including expenses related to the support functions that are provided on a centralized basis by the Company and not included in the measurement of segment profit for any segment in the table above. This includes expenses for executive oversight, treasury, accounting, legal, human resources, shared services, compliance, procurement, information technology and other corporate functions. Therefore, any measurement of Bausch + Lomb Corporation's net operating results, as presented in Bausch + Lomb Corporation's filings with the SEC, will not agree to Bausch + Lomb's segment profit as presented in the table above.

Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for approximately 79% and 78% of the Salix segment revenues and approximately 19% and 18% of the Company's revenues for 2021 and 2020, respectively. No other single product group represents 10% or more of the Salix segment revenues. The Salix segment revenue was $2,074 million and $1,904 million for 2021 and 2020, respectively, an increase of $170 million, or 9%. The increase was primarily attributable to increases in: (i) volume of $101 million, primarily attributable to increased volumes for our Xifaxan® and Trulance® product lines driven in part by the positive impacts of the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, and (ii) net realized pricing of $69 million, primarily attributable to our Xifaxan® product line, partially offset by higher sales adjustments for Glumetza® SLX.
Salix Segment Profit
The Salix segment profit was $1,493 million and $1,338 million for 2021 and 2020, respectively, an increase of $155 million, or 12%. The increase was primarily driven by the increase in contribution as a result of: (i) the increase in revenue, as previously discussed, and (ii) a reduction in third party royalties. This increase was partially offset by the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, which resulted in year-over-year increases primarily in selling expenses and advertising and promotion expenses.
International Rx Segment:
International Rx Segment Revenue
The International Rx segment has a diversified product line with no single product group representing 10% or more of its product sales. The International Rx segment revenue was $1,166 million and $1,181 million for 2021 and 2020, respectively, a decrease of $15 million, or 1%. The decrease was primarily attributable to the impact of divestitures and discontinuations of $113 million, primarily attributable to our divestiture of Amoun on July 26, 2021. Amoun revenues were $157 million for the period of January 1, 2021 through July 26,2021 and were $247 million for the full year 2020. The decreases were partially offset by: (i) an increase in volumes of $51 million, (ii) the favorable impact of foreign currencies of $28 million, primarily in Canada and Latin America, and (iii) an increase in net realized pricing of $19 million. The increase in volumes is primarily due to the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed.
Although we experienced COVID-19 pandemic related declines in year-over-year revenues in certain products and geographies during 2021, at the current pace of recovery, we anticipate the COVID-19 pandemic to have a minimal impact on the remaining businesses and geographies in 2022. .
International Rx Segment Profit
The International Rx segment profit for 2021 and 2020 was $403 million and $386 million, respectively, an increase of $17 million, or 4%. The increase was primarily driven by a decrease in SG&A expenses, partially offset by the decrease in contribution primarily attributable to our divestiture of Amoun on July 26, 2021.
Ortho Dermatologics Segment:
Ortho Dermatologics Segment Revenue
The Ortho Dermatologics segment includes the Thermage® and Jublia® product lines, which accounted for approximately 42% and 10% of the Ortho Dermatologics segment revenues for 2021, respectively. No other single product group represents 10% or more of the Ortho Dermatologics segment revenues. The Ortho Dermatologics segment revenue was $564 million and $548 million for 2021 and 2020, respectively, an increase of $16 million, or 3%. The increase was primarily attributable to: (i) an increase in volume of $54 million and (ii) the favorable impact of foreign currencies of $9 million. These increases were partially offset by a decrease in net realized pricing of $47 million, as a result of higher sales deductions for our medical dermatology products. The increase in volume was primarily due to: (i) increased demand of Thermage FLX® in our Solta aesthetic medical device business and (ii) the positive impacts from the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, and were partially offset by the impact of generic competition as certain medical dermatology products, such as Elidel®, lost exclusivity.

Ortho Dermatologics Segment Profit
The Ortho Dermatologics segment profit was $265 million and $228 million for 2021 and 2020, respectively, an increase of $37 million, or 16%. The increase was primarily due to: (i) an increase in contribution primarily attributable to the net increase in revenues, as previously discussed, (ii) a decrease in selling expenses and (iii) a decrease in R&D expenses due to the impact of rebalancing our portfolio within the Ortho Dermatologics business.
Diversified Products Segment:
Diversified Products Segment Revenue
The following table displays the Diversified Products segment revenues by product and product revenues as a percentage of segment revenue for 2021 and 2020.

	Years Ended December 31,				Change
	2021		2020		2020 to 2021
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin® Franchise	$254	29%	$271	28%	$(17)	(6)%
Aplenzin®	109	13%	98	9%	11	11%
Arestin®	89	10%	63	6%	26	41%
Ativan® Franchise	53	6%	50	5%	3	6%
Cardizem® Franchise	27	3%	35	4%	(8)	(23)%
Mysoline® Franchise	26	3%	27	3%	(1)	(4)%
Diastat® Franchise	24	3%	30	3%	(6)	(20)%
Xenazine® Franchise	22	3%	29	3%	(7)	(24)%
Elidel® Franchise	19	2%	17	2%	2	12%
Librium®	17	3%	—	—%	17	100%
Other product revenues	218	24%	351	35%	(133)	(38)%
Other revenues	7	1%	8	2%	(1)	(13)%
Total Diversified Products revenues	$865	100%	$979	100%	$(114)	(12)%
The Diversified Products segment revenue was $865 million and $979 million for 2021 and 2020, respectively, a decrease of $114 million, or 12%. The decrease was primarily driven by: (i) a decrease in volume of $72 million, (ii) a decrease in net realized pricing of $33 million and (iii) the impact of divestitures and discontinuations of $9 million. The decrease in volume was primarily attributable to the impact of generic competition as certain products in our Neurology and Other business, such as Migranal®, Xenazine®, Mephyton®, Isuprel®, Syprine®, Cuprimine® and Demser®, lost exclusivity.
Diversified Products Segment Profit
The Diversified Products segment profit was $624 million and $717 million for 2021 and 2020, respectively, a decrease of $93 million, or 13% and was primarily driven by the decrease in revenues, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Summarized cash flow information for the years 2021, 2020 and 2019 is as follows:

	Years Ended December 31,			Change
(in millions)	2021	2020	2019	2020 to 2021	2019 to 2020
Net loss	$(937)	$(559)	$(1,783)	$(378)	$1,224
Adjustments to reconcile Net loss to net cash provided by operating activities	2,491	2,036	3,602	455	(1,566)
Cash provided by operating activities before changes in operating assets and liabilities	1,554	1,477	1,819	77	(342)
Changes in operating assets and liabilities	(128)	(366)	(318)	238	(48)
Net cash provided by operating activities	1,426	1,111	1,501	315	(390)
Net cash provided by (used in) investing activities	409	(261)	(419)	670	158
Net cash (used in) provided by financing activities	(1,513)	(2,294)	1,443	781	(3,737)
Effect of exchange rate changes on cash and cash equivalents	(19)	16	(4)	(35)	20
Net increase (decrease) in Cash and cash equivalents and Restricted cash and other settlement deposits	303	(1,428)	2,521	1,731	(3,949)
Cash and cash equivalents and Restricted cash and other settlement deposits, beginning of year	1,816	3,244	723	(1,428)	2,521
Cash and cash equivalents and Restricted cash and other settlement deposits, end of year	$2,119	$1,816	$3,244	$303	$(1,428)
A detailed discussion of the year-over-year changes of the Company’s 2020 results compared with that of 2019 can be found under "Management’s Discussion and Analysis of Financial Condition and Results of Operations with Retrospective Segment Changes of the 2020 Form 10-K" in Exhibit 99.1 of our Form 8-K filed on May 4, 2021.
Operating Activities
Net cash provided by operating activities was $1,426 million and $1,111 million in 2021 and 2020, respectively, an increase of $315 million. The increase was attributable to the year-over-year increases in: (i) Changes in operating assets and liabilities of $238 million and (ii) Cash provided by operating activities before changes in operating assets and liabilities of $77 million.
Cash provided by operating activities before changes in operating assets and liabilities for the years 2021 and 2020 was $1,554 million and $1,477 million, respectively, an increase of $77 million. The increase was primarily attributable to: (i) the positive impacts on our operating results of the recovery from the COVID-19 pandemic and the easing of certain social restrictions, as previously discussed, and (ii) higher insurance recoveries during 2021 as compared to 2020 associated with certain litigation matters. These increases were partially offset by: (i) higher payments of accrued legal settlements during 2021 as compared to 2020, (ii) higher payments for Separation and IPO costs and Separation-related and IPO-related costs during 2021 as compared to 2020 and (iii) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, which resulted in year-over-year increases in payments primarily for selling expenses and advertising and promotion expenses.
Changes in operating assets and liabilities resulted in a net decrease in cash of $128 million and $366 million in 2021 and 2020, respectively, a favorable change of $238 million. During 2021, Changes in operating assets and liabilities was negatively impacted by: (i) the increase in trade receivables of $229 million, (ii) an increase in inventories of $16 million and (iii) lower interest payable due to the timing of payments of $13 million, partially offset by the positive impact of the timing of other payments in the ordinary course of business of $130 million. During 2020, Changes in operating assets and liabilities was negatively impacted by: (i) the timing of other payments in the ordinary course of business of $495 million and (ii) an increase in inventories of $77 million and was partially offset by: (i) the collection of trade receivables of $170 million and (ii) an increase in accrued interest due to timing of payments of $36 million.
Investing Activities
Net cash provided by investing activities was $409 million in 2021 and was primarily driven by: (i) Proceeds from sale of assets and businesses, net of costs to sell of $669 million, which is primarily attributable to the Amoun Sale and (ii) Settlements from cross-currency swaps of $27 million, partially offset by Purchases of property, plant and equipment of $269 million.

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
Financing Activities
Net cash used in financing activities during 2021 was $1,513 million and was primarily driven by the repayments of debt of $3,440 million which consisted of: (i) $1,600 million of 7.000% Senior Secured Notes due 2024 as part of the 2021 Refinancing Transactions (as defined below), (ii) the aggregate prepayments of $1,600 million using cash on hand, cash generated from operations and the net proceeds from the Amoun Sale and (iii) the repayment of $240 million previously drawn under our 2023 Revolving Credit Facility. Issuance of long-term debt (net of discounts) of $2,100 million primarily includes: (i) the proceeds of $1,575 million from the issuance of $1,600 million in principal amount of 4.875% Senior Secured Notes due June 2028 and (ii) draw downs of $525 million under our 2023 Revolving Credit Facility which we used primarily to make deposits of approximately $300 million, in the aggregate, into escrow funds under the terms of settlement agreements regarding the Glumetza Antitrust Litigation and to pay interest and other business expenses.
Net cash used in financing activities during 2020 was $2,294 million and was primarily driven by repayments of long-term debt, net of issuances and related discounts, of $2,187 million. These repayments primarily include: (i) $1,240 million of 5.875% Senior Unsecured Notes due 2023 (the "May 2023 Unsecured Notes"), which was previously financed as part of the December 2019 Financing and Refinancing Transactions and (ii) debt repayments of $902 million using cash on hand and cash generated from operations.
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
As previously discussed, at the end of 2021, we had substantially completed the internal objectives to facilitate the IPOs and related separation of the B+L and Solta Medical businesses. We continue to monitor market conditions and aim to launch the B+L IPO and the Solta IPO when financial market conditions are favorable (subject to receipt of regulatory, stock exchange and other approvals). However, there can be no assurance as to when we will complete either IPO, if at all. Until such time, we continue to manage these businesses along with our diverse portfolio of gastrointestinal, dermatology, neurology and other therapeutics, with our continued commitment to bring out additional value for our shareholders. Following the B+L IPO, we expect to complete the separation of Bausch + Lomb after the expiry of customary lockups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to the receipt of applicable shareholder and other necessary approvals and market conditions. Nothing in the Form 10-K shall constitute an offer to sell or the solicitation of an offer to buy any securities of the Bausch + Lomb or Solta entities.
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt or issue equity or equity-linked securities.
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $22,654 million and $23,925 million as of December 31, 2021 and 2020, respectively. Aggregate contractual principal amounts due under our debt obligations were $22,870 million and $24,185 million as of December 31, 2021 and 2020, respectively, a decrease of $1,315 million. The decrease during 2021 was attributable to the debt repayments previously discussed under " - Cash Flows - Financing Activities".
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

The Restated Credit Agreement provides for a revolving credit facility of $1,225 million, which matures on the earlier of June 1, 2023 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and Bausch Health Americas, Inc. ("BHA") in an aggregate principal amount in excess of $1,000 million (the "2023 Revolving Credit Facility") and term loan facilities of original principal amounts of $4,565 million and $1,500 million, maturing in June 2025 (the “June 2025 Term Loan B Facility”) and November 2025 (the "November 2025 Term Loan B Facility"), respectively. Both the Company and BHA are borrowers under the 2023 Revolving Credit Facility, borrowings under which may be made in U.S. dollars or Canadian dollars (or if an amendment to the Restated Credit Agreement is made to replace LIBOR with an alternative benchmark rate with respect to borrowings under the Revolving Credit Facility denominated in euros, euros).
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
Borrowings under the 2023 Revolving Credit Facility in euros, when available, are expected to bear interest at a term benchmark rate determined by reference to the costs of funds for euro deposits for the interest period relevant to such borrowing (provided however, that the eurocurrency rate is at no time expected to be less than 0.00% per annum), plus an applicable margin.
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
Subject to certain exceptions and customary baskets set forth in the Restated Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the Restated Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the Restated Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings. As of December 31, 2021, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 3.09% and 2.84% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2021, there were no remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50% - 2.00% with respect to base rate or prime rate borrowings and 2.50% - 3.00% with respect to eurocurrency rate or BA rate borrowings.  As of December 31, 2021, the stated rate of interest on the 2023 Revolving Credit Facility was 2.84% per annum. As of the date of this filing, the Company had $285 million outstanding borrowings, $54 million of issued and outstanding letters of credit, and remaining availability of $886 million under its 2023 Revolving Credit Facility. In addition, the Company is required to pay commitment fees of 0.25% - 0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
The Restated Credit Agreement permits the incurrence of incremental credit facility borrowings, up to the greater of $1,000 million and 28.5% of Consolidated Adjusted EBITDA (non-GAAP) (as defined in the Restated Credit Agreement), subject to customary terms and conditions, as well as the incurrence of additional incremental credit facility borrowings subject to, in the case of secured debt, a secured leverage ratio of not greater than 3.50:1.00, and, in the case of unsecured debt, either a total leverage ratio of not greater than 6.50:1.00 or an interest coverage ratio of not less than 2.00:1.00.
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
The aggregate principal amount of our Senior Secured Notes as of December 31, 2021 and 2020 was $3,850 million and $4,250 million, respectively, a decrease of $400 million representing the prepayment of $400 million 7.00% Senior Secured Notes due 2024 using cash on hand and cash generated from operations during 2021. Additionally, in June 2021, we accessed the credit markets and completed a series of transactions, whereby we: (i) extended $1,600 million in aggregate maturities of certain debt obligations due to mature in 2024 out to 2028 and (ii) refinanced $1,600 million in aggregate of existing 7.00% Senior Secured Notes due 2024 with $1,600 million in aggregate of 4.875% Senior Secured Notes due 2028 (the "2021 Refinancing Transactions").
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
The aggregate principal amount of our Senior Unsecured Notes as of December 31, 2021 and 2020 was $14,900 million and $15,500 million, respectively, a decrease of $600 million, representing the prepayment of $600 million 6.125% Senior Unsecured Notes due 2025 (the "6.125% Notes due 2025") using cash on hand and cash generated from operations during 2021.
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
Since 2017 through the date of this filing, the Company completed several actions which included repaying debt with proceeds from divestitures and cash flows from operations, as well as refinancing debt with near term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with its financial maintenance covenant. As of December 31, 2021, the Company was in compliance with the financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of this Form 10-K, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations over that same period.
The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenant and take other actions to reduce its debt levels to align with the Company’s long-term strategy. The Company may consider taking other actions, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities including secondary offerings of the common stock of Bausch + Lomb and Solta Medical, as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenant and meeting its debt service obligations.
The Senior Notes and Secured Notes are guaranteed by a substantial portion of the Company’s subsidiaries. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $2,161 million and $2,442 million and total liabilities of $942 million and $1,804 million as of December 31, 2021 and 2020, respectively. On a non-consolidated basis, the non-guarantor subsidiaries had revenues of $1,755 million and $1,320 million for 2021 and 2020, respectively. On a non-consolidated basis, the non-guarantor subsidiaries had operating income of $116 million for 2021 and an operating loss of $38 million for 2020.
Focus on Capitalization of the Post-separation Entities
In connection with the B+L Separation and Solta IPO, we have emphasized that it is important that the post-separation entities be well-capitalized, with appropriate leverage and with access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth. Therefore, we see the appropriate capitalization and leverage of these businesses post-separation as a key to bringing out the maximum value across our portfolio of assets and, it is a primary objective of our plan of separation.
On January 18, 2022, in connection with the anticipated B+L IPO and Solta IPO, the Company issued conditional notices of redemption to redeem in full all of its outstanding 6.125% Notes due 2025 and to redeem $370 million aggregate principal amount of its outstanding 9.000% Notes due 2025. The redemption and discharge of the indenture governing the 6.125% Notes due 2025 will be conditioned upon the completion of the Credit Agreement Refinancing, as defined below. The redemption of the 9.000% Notes due 2025 will be conditioned upon the receipt of aggregate gross proceeds from the B+L IPO, the B+L Debt Financing as defined below, the Credit Agreement Refinancing and the offering of the February 2027 Secured Notes, as defined below, of at least $7,000 million. The foregoing redemptions are subject to the conditions described above, and there can be no assurance that such conditions will be satisfied and that such redemptions will occur.
On January 18, 2022, the Company announced its intention to refinance its existing Restated Credit Agreement with an amended Restated Credit Agreement (the "New Restated Credit Agreement" and such refinancing, the "Credit Agreement Refinancing"). The New Restated Credit Agreement is expected to consist of approximately $2,500 million of term B loans and a $975 million revolving credit facility. The Credit Agreement Refinancing is expected to occur only upon completion of the B+L IPO and a related debt financing by Bausch + Lomb (the "B+L Debt Financing"). At the time of the B+L IPO, the Credit Agreement Refinancing will provide that Bausch + Lomb initially be a "restricted" subsidiary subject to the terms of the Credit Agreement covenants, however the Credit Agreement Refinancing is expected to permit the Company to designate Bausch + Lomb as an "unrestricted" subsidiary under the New Restated Credit Agreement covenants upon achievement of a 7.6x pro forma "Remainco Total Leverage Ratio." Such designation could take place at any time after the B+L IPO (including as soon as the closing of the B+L IPO). The Credit Agreement Refinancing is designed to facilitate the separation and distribution of Bausch + Lomb. The Credit Agreement Refinancing will not be consummated until completion of the B+L IPO and related B+L Debt Financing. There can be no assurance that the Credit Agreement Refinancing will occur on the terms described above, or at all.

On February 10, 2022, the Company issued $1,000 million aggregate principal amount of 6.125% Senior Secured Notes due February 2027 (the “February 2027 Secured Notes”). The February 2027 Secured Notes accrue interest at a rate of 6.125% per year, payable semi-annually in arrears on each February and August. The February 2027 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 2024, at the redemption prices set forth in the indenture. The Company may redeem some or all of the February 2027 Secured Notes prior to February 2024 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to February 2024, the Company may redeem up to 40% of the aggregate principal amount of the February 2027 Secured Notes using the proceeds of certain equity offerings at the redemption price set forth in the indenture. If the B+L IPO does not occur on or prior to August 15, 2022, the Company will be required to redeem the February 2027 Secured Notes at such time at a redemption price equal to the issue price of the February 2027 Secured Notes plus accrued and unpaid interest.
Weighted Average Interest Rate
The weighted average stated rate of interest of the Company's debt as of December 31, 2021 and 2020 was 5.88% and 6.02%, respectively.
See Note 10, "FINANCING ARRANGEMENTS" and Note 23, "SUBSEQUENT EVENTS" to our audited Consolidated Financial Statements for further details.
Credit Ratings
During 2021, Moody's, Standard & Poor's and Fitch maintained our credit ratings but changed our outlook from Stable to Negative. As of February 23, 2022, the credit ratings and outlook from Moody's, Standard & Poor's and Fitch for certain outstanding obligations of the Company were as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
Moody’s	B2	Ba2/Ba3	B3	Negative
Standard & Poor’s	B+	BB	B	Negative
Fitch	B	BB	B	Negative
As a part of the financing transactions launched in January 2022 discussed above, Moody’s assigned a Ba3 rating to the $2,500 million of term B loans and the $975 million revolving credit facility as anticipated by the Credit Agreement Refinancing and to the newly issued February 2027 Secured Notes. The Ba3 rating is one notch lower than Moody’s rating of Ba2 for our existing senior secured debt. As the Credit Agreement Refinancing will not be consummated until completion of the B+L IPO and related B+L Debt Financing, there can be no assurance that the Credit Agreement Refinancing will occur on the terms described above, or at all. Should the Credit Agreement Refinancing be completed as described above, Moody's anticipates downgrading its ratings on our existing senior secured notes to Ba3 from Ba2, consistent with the Ba3 rating assigned to the $2,500 million of term B loans and the $975 million revolving credit facility as anticipated by the Credit Agreement Refinancing and to the newly issued February 2027 Secured Notes.
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
Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring, integration, separation and IPO costs, benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions. We are considering further acquisition opportunities within our core therapeutic areas, some of which could be sizable.
In addition to our working capital requirements, as of December 31, 2021, we expect our primary cash requirements for 2022 to include:
•Debt repayments and interest payments—On February 11, 2022, we repaid $285 million representing all amounts outstanding under our 2023 Revolving Credit Facility as of December 31, 2021, and, therefore as a result of prepayments and a series of refinancing transactions we have reduced and extended the maturities of a substantial portion of our long-term debt and have no debt maturities until 2025 (other than our obligation to redeem the February 2027 Secured Notes if the B+L IPO does not occur on or prior to August 15, 2022 as discussed above) and have no mandatory amortization payments. Based on our debt portfolio as of December 31, 2021, which does not reflect changes in our capitalization in connection with the B+L Separation and the Solta IPO if and when they occur, we anticipate making interest payments of approximately $1,350 million during 2022. Further, in connection with the conditional notices of redemption discussed above, we anticipate: (i) redeeming in full all of our outstanding 6.125% Notes due 2025 conditioned upon the completion of the Credit Agreement Refinancing, as discussed above, and (ii) redeeming $370 million aggregate principal amount of our 9.000% Notes due 2025 conditioned upon the receipt of aggregate gross proceeds from the B+L IPO, the B+L Debt Financing, the Credit Agreement Refinancing and the February 2027 Secured Notes of at least $7,000 million, as discussed above. The foregoing redemptions are subject to the conditions described above, and there can be no assurance that such conditions will be satisfied and that such redemptions will occur. We may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash generated from operations and cash provided from the sale of common stock and additional debt financings in connection with the B+L Separation and the Solta IPO;
•IT Infrastructure Investment—We expect to make payments of approximately $65 million for licensing, maintenance and capitalizable costs associated with our IT infrastructure improvement projects during 2022;
•Capital expenditures—We expect to make payments of approximately $275 million for property, plant and equipment during 2022;
•Contingent consideration payments—We expect to make contingent consideration and other development/approval/sales-based milestone payments of approximately $64 million during 2022;
•Restructuring and integration payments—We expect to make payments of $8 million during 2022 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through December 31, 2021;
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $13 million during 2022. See Note 11, "PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS" to our audited Consolidated Financial Statements for further details of our benefit obligations; and
•Litigation Payments—In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of December 31, 2021, the Company's Consolidated Balance Sheet includes accrued current loss contingencies of $1,890 million related to matters which are both probable and reasonably estimable, of which $1,567 million, has been paid or is expected to be payable during 2022; however, no assurance can be provided as to when such amount will be payable, if at all. The amounts which can be expected to be payable during 2022 include among other agreements to resolve:
U.S. Securities Litigation for $1,210 million - The Company reached an agreement to resolve the U.S. Securities Litigation for $1,210 million. Final court approval of this settlement was granted in January 2021 but is subject to an objector's appeal of the Court's final approval order. The settlement resolves and discharges all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against them and deny all allegations of wrongdoing. This settlement resolves the most significant of the Company's remaining legacy legal matters and eliminates a material uncertainty regarding our Company. As of December 31, 2021, Restricted cash and other settlement deposits includes $1,210 million of payments into an escrow fund under the terms of a settlement agreement regarding the U.S. Securities Litigation.
Glumetza Antitrust Litigation for $300 million - On September 14, 2021, the Company executed a final settlement agreement to resolve the class plaintiffs’ claims in the Glumetza Antitrust Litigation for $300 million, subject to court approval. On February 3, 2022, the court granted final approval of the class settlement and ordered dismissal of the class plaintiffs’ claims. Subject to appeal of the final approval of the class settlement, the settlement will resolve and discharge all asserted class claims against the Company. As part of the settlement, the Company admitted no liability as to the claims against it and denied all allegations of wrongdoing. As of December 31, 2021, Restricted cash and other settlement deposits includes approximately $300 million of payments into an escrow fund under the terms of a settlement agreement regarding the class plaintiffs' claims in the Glumetza Antitrust Litigation.
See Note 20, "LEGAL PROCEEDINGS" to our audited interim Consolidated Financial Statements for further details of these and other matters. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.

Future Costs of B+L Separation and Solta IPO
The Company has incurred, and will incur, costs associated with activities to complete the B+L Separation and the Solta IPO. These activities include the costs of: (i) separating the Bausch + Lomb and the Solta Medical businesses from the remainder of the Company and (ii) registering the Bausch + Lomb and the Solta Medical businesses as independent publicly traded entities. Separation and IPO costs are incremental costs directly related to the B+L Separation and Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing new boards of directors and related board committees for the Bausch + Lomb and Solta Medical entities. The Company has also incurred, and will incur, Separation-related and IPO-related costs which are incremental costs indirectly related to the B+L Separation and Solta IPO. These costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. The extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
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
Future Licensing Payments
In the ordinary course of business, the Company may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products primarily in the U.S. and Canada. In connection with these agreements, the Company may pay an upfront fee to secure the agreement. See Note 3, "ACQUISITIONS, LICENSING AGREEMENTS AND DIVESTITURE" to our audited Consolidated Financial Statements. Payments associated with the upfront fee for these agreements cannot be reasonably estimated at this time and could be material.
Unrecognized Tax Benefits
As of December 31, 2021, the Company had unrecognized tax benefits totaling $104 million which are expected to be realized within the next twelve months.
OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “BHC”.
At February 17, 2022, we had 359,646,496 issued and outstanding common shares. In addition, as of February 17, 2022, we had 8,734,135 stock options and 5,150,139 time-based restricted share units ("RSUs") that each represent the right of a holder to receive one of the Company’s common shares, and 2,625,722 performance-based RSUs that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 3,937,844 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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

Foreign Currency Risk
In 2021, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars.  We have exposure to multiple foreign currencies, including, among others, the Euro, Chinese yuan, Polish zloty, Canadian dollar and Mexican peso. Our operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls and fluctuations in the relative values of currencies. In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency revenues in relation to same currency expenses. Further strengthening of the U.S. dollar and/or further devaluation of foreign currencies will have a negative impact on our reported revenue and reported results. As of December 31, 2021, a 1% change in foreign currency exchange rates would have impacted our shareholders’ deficit by approximately $39 million.
As of December 31, 2021, the unrealized foreign exchange gain on the translation of the remaining principal amount of U.S. denominated senior secured and unsecured notes was $285 million, for Canadian income tax purposes. Additionally, as of December 31, 2021, the unrealized foreign exchange loss on certain intercompany balances was equal to $197 million. One-half of any realized foreign exchange gain or loss will be included in our Canadian taxable income. Any resulting gain will result in a corresponding reduction in our available Canadian Losses, Scientific Research and Experimental Development Pool, and/or Investment Tax Credit carryforward balances. However, the repayment of the senior notes and the intercompany loans denominated in U.S. dollars does not result in a foreign exchange gain or loss being recognized in our Consolidated Financial Statements, as these statements are prepared in U.S. dollars.
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
As of December 31, 2021, we had $18,762 million and $4,108 million principal amount of issued fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of December 31, 2021 was $18,599 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $561 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $478 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, would have an annualized pre-tax effect of approximately $41 million in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
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
The development and application of the critical accounting policies associated with the revenue recognition guidance, including the policies associated with each of our product sales provisions and the table showing the activity and ending balances for our product sales provisions, are discussed in more detail in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our audited Consolidated Financial Statements.
Acquisition-Related Contingent Consideration
Some of the business combinations that we have consummated include contingent consideration to be potentially paid based upon the occurrence of future events, such as sales performance and the achievement of certain future development, regulatory and sales milestones. Acquisition-related contingent consideration associated with a business combination is initially recognized at fair value and remeasured each reporting period, with changes in fair value recorded in the Consolidated Statements of Operations. The estimates of fair value involve the use of acceptable valuation methods, such as probability-weighted discounted cash flow analysis and Monte Carlo Simulation (when appropriate), and contain uncertainties as they require assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration result from several factors including changes in the timing and amount of revenue estimates, changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria and changes in discount rates. A change in any of these assumptions could produce a different fair value, which could have a material impact on our results of operations. At December 31, 2021, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 18%.
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
Impairment exists when the carrying value of the asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset, which include the amount and timing of the projected future cash flows. If impairment exists, the carrying value of the asset is adjusted to its fair value. A discounted cash flow analysis is typically used to determine an asset's fair value, using estimates and assumptions that market participants would apply. Some of the estimates and assumptions inherent in a discounted cash flow model include the amount and timing of the projected future cash flows, and the discount rate used to reflect the risks inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. In addition, an intangible asset’s expected useful life can increase estimation risk, as longer-lived assets necessarily require longer-term cash flow forecasts, which for some of our intangible assets can be up to 20 years. In connection with an impairment evaluation, we also reassess the remaining useful life of the intangible asset and modify it, as appropriate.
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
2020 Interim Goodwill Impairment Assessment
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
During the three months ended March 31, 2020 and June 30, 2020, the operating results for the Ortho Dermatologics reporting unit were less than forecasted primarily due to certain products experiencing longer launch cycles than originally anticipated as a result of the COVID-19 pandemic. The Company revised its long-term forecasts as of March 31, 2020 and as of

June 30, 2020 for these matters. Management believed that these events were indicators that there was less headroom as of March 31, 2020 and June 30, 2020 as compared to the headroom calculated on the date Ortho Dermatologics goodwill was previously tested for impairment. Therefore, a quantitative fair value test for impairment to the goodwill of the Ortho Dermatologics reporting unit was performed at March 31, 2020 and at June 30, 2020. Based on the quantitative fair value tests, the fair value of the Ortho Dermatologics reporting unit continued to be greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit at March 31, 2020 or at June 30, 2020.
2020 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2020 by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2020, management believed that, with the exception of the Ortho Dermatologics reporting unit, it was more likely than not that the carrying amounts of its reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test for those reporting units was not required.
As part of its qualitative assessment of the Ortho Dermatologics reporting unit as of October 1, 2020, the Company considered, among other matters, a range of potential impacts of COVID-19 pandemic related matters and the limited headroom calculated on the date Ortho Dermatologics goodwill was last tested for impairment (June 30, 2020). The Company believed that these factors may suggest that it was more likely than not that the fair value of the Ortho Dermatologics reporting unit was less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
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
2021 Interim Goodwill Impairment Test
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
2021 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2021 by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2021, management believed that, with the exception of the Ortho Dermatologics reporting unit, it was more likely than not that the carrying amounts of its reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test for those reporting units was not required.
As part of its qualitative assessment of the Ortho Dermatologics reporting unit as of October 1, 2021, the Company considered, among other matters, the limited headroom as a result of the impairment to the goodwill of the Ortho Dermatologics reporting unit when last tested (March 31, 2021) and macroeconomic factors such as higher than expected inflation for many commodities, volatility in many of the equity markets and pressures on market interest rates. The Company believed that these facts and circumstances may suggest that it was more likely than not that the fair value of the Ortho Dermatologics reporting unit was less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.

The Company performed a quantitative fair value test for the Ortho Dermatologics reporting unit as of October 1, 2021, utilizing a long-term growth rate of 1.0% and a discount rate of 9.0%, in estimation of the fair value of this reporting unit. Based on the quantitative fair value test, the fair value of the Ortho Dermatologics reporting unit was approximately 10% greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements for further details on the goodwill impairments recognized in 2021.
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

NEW ACCOUNTING STANDARDS
Information regarding the recently issued new accounting guidance (adopted and not adopted as of December 31, 2021) is contained in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our audited Consolidated Financial Statements.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2022 and beyond; the Company's plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in the Restated Credit Agreement, and senior notes indentures; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenues, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic; the Company’s plan to separate its eye- health business, including the structure and timing of completing such separation transaction; and the proposed initial public offering (“IPO”) of the Company’s Solta aesthetic medical device business, including the timing of such IPO.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing”, “decrease” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the, statements in this Form 10-K that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
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
•with respect to the proposed separation of the Company’s eye-health business, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the separation transaction, the expected timing of completion of the separation transaction and its terms, (including the Company’s expectation that it will launch the IPO of the Bausch

+ Lomb entity when financial market conditions are favorable, subject to receipt of regulatory, stock exchange and other approvals, and the Company’s expectation that the separation transaction will be completed following the expiry of customary lockups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals), the Company’s ability to complete the separation transaction considering the various conditions to the completion of the separation transaction (some of which are outside the Company’s control, including conditions related to regulatory matters and a possible shareholder vote, if applicable), that market or other conditions are no longer favorable to completing the transaction, that any shareholder, stock exchange, regulatory or other approval (if required) is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of or following the separation transaction, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency will be sought or obtained), the ability of the Company and the separated entity to satisfy the conditions required to maintain the tax-free status of the separation transaction (some of which are beyond their control), the ability of the Company and the separated entity to satisfy the conditions required to maintain the tax-free status of the separation transaction (some of which are beyond their control), the potential dissynergy costs resulting from the separation transaction, the impact of the separation transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any IPO or separation will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
•with respect to the proposed IPO of the Company’s Solta aesthetic medical device business, the risks and uncertainties include, but are not limited to, risks relating to the expected timing of completion of such transaction (including the Company’s expectation that it will launch such IPO when financial market conditions are favorable, subject to receipt of regulatory, stock exchange and other approvals) and the Company’s ability to complete such transaction, that market or other conditions are no longer favorable to completing the transaction on a timely basis or at all, the receipt of (or failure to receive) any stock exchange, regulatory and other approvals required in connection with the transaction and the timing of receipt of such approvals, business disruption during the pendency of or following such transaction, diversion of management time on transaction-related issues, retention of Solta aesthetic medical device management team members, the reaction of customers and other parties to such transaction, the impact of such transaction on relationships with customers, suppliers, employees and other business counterparties, and other events that could adversely impact the completion of such transaction, including industry or economic conditions outside of Bausch Health’s control. In particular, the Company can offer no assurance that any IPO will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
•the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including a number of pending non-class securities litigations (including certain pending opt-out actions in the U.S. related to the previously settled securities class action (which remains subject to an objector's appeal of the Court's final approval order) and certain opt-out actions in Canada relating to the recently settled class action in Canada), certain pending lawsuits and other claims, investigations or proceedings that may be initiated or that may be asserted;
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
•pricing decisions that we have implemented, or may in the future elect to implement, such as the Patient Access and Pricing Committee’s historic practice of limiting the average annual price increase for our branded prescription pharmaceutical products to single digits, or any future pricing actions we may take in 2022 or beyond following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);
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
•our ability to comply with the financial and other covenants contained in our Restated Credit Agreement, senior notes indentures, 2023 Revolving Credit Facility (as defined below) and other current or future credit and/or debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, our ability to draw under our 2023 Revolving Credit Facility and restrictions on our ability to make certain investments and other restricted payments;
•any default under the terms of our senior notes indentures or Restated Credit Agreement (and other current or future credit and/or debt agreements) and our ability, if any, to cure or obtain waivers of such default;
•any downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;
•any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2022 or beyond, including as a result of the impacts of the COVID-19 pandemic on our business and operations, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our Restated Credit Agreement and/or senior notes indentures (and other current or future credit and/or debt agreements) and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;
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
•the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting, including the global minimum corporate tax rate, by the countries in which we operate;
•the outcome of any audits by taxation authorities, which outcomes may differ from the estimates and assumptions that we may use in determining our consolidated tax provisions and accruals;
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
•the trade conflict between the United States and China;
•the potential conflict between Russia and Ukraine and any restrictive actions that may be taken by the U.S. and/or other countries in response thereto, such as sanctions or export controls;
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
•the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the FDA, Health Canada, European Medicines Agency ("EMA") and similar agencies in other countries, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;
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
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Form 10-K, under Item 1A. "Risk Factors" and in the Company's other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of December 31, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required under this Item is incorporated herein by reference from information included in the 2022 Proxy Statement.
The Board of Directors has adopted a code of ethics (the "Code of Conduct") that applies to our Chief Executive Officer, Chief Financial Officer, the principal accounting officer, controller, and all vice presidents and above in the finance department of the Company worldwide. A copy of the Code of Conduct can be found on our website at: www.bauschhealth.com. We intend to satisfy the SEC disclosure requirements regarding amendments to, or waivers from, any provisions of our Code of Conduct on our website.
Item 11.    Executive Compensation
Information required under this Item relating to executive compensation is incorporated herein by reference from information included in the 2022 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information included in the 2022 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required under this Item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2022 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Information required under this Item relating to the fees for professional services rendered by our independent auditors in 2021 and 2020 is incorporated herein by reference from information included in the 2022 Proxy Statement.

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

3.4
Notice of Articles of Bausch Health Companies Inc., as of July 16, 2018, originally filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 16, 2018, which is incorporated by reference herein.

3.5
Articles of Bausch Health Companies Inc., as of July 13, 2018, originally filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 16, 2018, which is incorporated by reference herein.

4.1
Indenture, dated as of March 27, 2015 (the “VRX Escrow Corp Indenture”), between VRX Escrow Corp., the Bank of New York Mellon Trust Company, N.A., as trustee, registrar and US paying agent, and The Bank of New York Mellon, acting through its London branch, as the Euro paying agent, governing the 5.375% Senior Notes due 2020 (the “2020 Notes”), the 5.875% Senior Notes due 2023 (the “May 2023 Notes”), the 4.500% Senior Notes due 2023 (the “Euro Notes”) and the 6.125% Senior Notes due 2025 (the “2025 Notes” and together with the 2020 Notes, the May 2023 Notes and the Euro Notes, the “Notes”), originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2015, which is incorporated by reference herein.

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

4.3
Indenture, dated as of March 21, 2017, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto, The Bank of New York Mellon, as trustee and the notes collateral agents party thereto, governing the 6.500% Senior Secured Notes due 2022 and the 7.000% Senior Secured Notes due 2024, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 21, 2017, which is incorporated by reference herein.

4.4
Indenture, dated as of October 17, 2017, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto, The Bank of New York Mellon, as trustee and the notes collateral agents party thereto, governing the 5.500% Senior Secured Notes due 2025, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2017, which is incorporated by reference herein.

4.5
Indenture, dated as of December 18, 2017, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto and The Bank of New York Mellon, as trustee, governing the 9.000% Senior Notes due 2025, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 18, 2017, which is incorporated by reference herein.

4.6
Indenture, dated as of March 26, 2018, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the other guarantors party thereto and The Bank of New York Mellon, as trustee, governing the 9.250% Senior Secured Notes due 2026, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2018, which is incorporated by reference herein.

4.7
Indenture, dated as of June 1, 2018, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals international, Inc., the other guarantors party thereto and The Bank of New York Mellon, as trustee, governing the 8.500% Senior Secured Notes due 2027, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2018, which is incorporated by reference herein.

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

4.13
Indenture, dated as of June 8, 2021, by and among Bausch Health Companies Inc., the guarantors named therein and The Bank of New York Mellon, N.A., as trustee, governing the 4.875% Senior Notes due 2028, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021, which is incorporated by reference herein.

4.14
Indenture, dated as of February 10, 2022, by and among Bausch Health Companies Inc., the guarantors named therein, The Bank of New York Mellon, N.A., as trustee and the notes collateral agents party thereto, governing the 6.125% Senior Secured Notes due 2027, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 10, 2022, which is incorporated by reference herein.

4.15
Form of Common Share Certificate of Bausch Health Companies Inc., originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2018, which is incorporated by reference herein.

4.16
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended, originally filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 19, 2020, which is incorporated by reference herein.

10.1
Bausch Health Companies Inc. Further Amended and Restated 2014 Omnibus Incentive Plan, effective as of April 28, 2020 (the "Amended and Restated 2014 Omnibus Incentive Plan"), originally filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 24, 2021, which is incorporated by reference herein.†

10.2
Form of Matching Restricted Stock Unit Agreement (Matching Units) under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 7, 2018, which is incorporated by reference herein.†

10.3
Form of 2016 Stock Option Grant Agreement under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 6, 2019, which is incorporated by reference herein.†

10.4
Form of Stock Option Grant Agreement (Nonstatutory Stock Options), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.5
Form of Director Restricted Share Units Award Agreement (Annual Grants), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein. †

10.6
Form of Stock Option Grant Agreement (Nonstatutory Stock Options), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.7
Form of 2018 Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.8
Form of 2018 Restricted Stock Unit Agreement, under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.9
Form of 2018 Stock Option Grant Agreement (Nonstatutory Stock Options), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.10
Form of 2021 Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 4, 2021, which is incorporated by reference herein.†

10.11
Form of 2021 Share Unit Grant Agreement (TSR Performance Restricted Share Units), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 2, 2021, which is incorporated by reference herein.†

10.12
Valeant Pharmaceuticals International, Inc. 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”), effective as of April 6, 2011, as amended on and approved by the shareholders on May 16, 2011, originally filed as Annex A to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed on April 14, 2011, as amended by the Supplement dated May 10, 2011 to the Company's Management Proxy Circular and Proxy Statement filed on May 10, 2011, which is incorporated by reference herein.†

10.13
Form of Stock Option Grant Agreement under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012, which is incorporated by reference herein.†

10.14
Form of Spinoff Bonus Program Letter Agreement dated November 2, 2020, originally filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 24, 2021, which is incorporated by reference herein.†

10.15
Valeant Pharmaceuticals International, Inc. Directors Share Unit Plan, effective May 16, 2011, originally filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed on August 8, 2011, which is incorporated by reference herein.†

10.16
Employment Agreement, dated as of April 25, 2016, between Valeant Pharmaceuticals International, Inc. and Joseph C. Papa, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2016, which is incorporated by reference herein.†

10.17
Employment Agreement, dated as of August 17, 2016, between Valeant Pharmaceuticals International, Inc. and Paul S. Herendeen, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016, which is incorporated by reference herein.†

10.18
Amendment to Employment Agreement, dated as of April 28, 2021, between Bausch Health Companies Inc. and Paul Herendeen, originally filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 2, 2021, which is incorporated by reference herein.†

10.19
Employment Agreement, dated July 8, 2016, between Valeant Pharmaceuticals International, Inc. and Christina Ackermann, originally filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.20*	Amended and Restated Employment Agreement, dated February 18, 2022, between Bausch Health Companies Inc. and Thomas Appio. †
10.21
Employment Agreement, dated August 2, 2018, between Bausch Health Companies Inc. and Joseph F. Gordon, originally filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 6, 2019, which is incorporated by reference herein.†

10.22
Employment Agreement, dated as of June 1, 2021, between Bausch Health Companies Inc. and Sam Eldessouky, originally filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 3, 2021, which is incorporated by reference herein.†

10.23
Employment Agreement between Valeant Pharmaceuticals International, Inc. and William Humphries, dated December 1, 2016, originally filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.24
First Incremental Amendment, dated as of November 27, 2018, to the Fourth Amended and Restated Credit and Guaranty Agreement, by and among Bausch Health Companies Inc., Valeant Pharmaceuticals International, certain subsidiaries of Bausch Health Companies Inc. as guarantors, each of the financial institutions named therein as lenders and issuing banks and Barclays Bank PLC, as Administrative Agent, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2018, which is incorporated by reference herein and which First Incremental Amendment appends, as an exhibit thereto, a copy of such Fourth Amended and Restated Credit and Guaranty Agreement, as amended to date.

10.25
Amended and Restated Supply Agreement dated October 25, 2018 among Salix Pharmaceuticals, Inc., Valeant Pharmaceuticals Ireland Limited, Valeant Pharmaceuticals Luxembourg s.à r.l. and Alfasigma S.p.A., originally filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 20, 2019, which is incorporated by reference herein.

10.26
Amended and Restated License Agreement dated August 6, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.95 to Salix Pharmaceutical Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.27
Letter Amendment dated September 5, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.100 to Salix Pharmaceutical Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

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

10.29
Trademark License Agreement (Alfa to Salix) dated August 6, 2012 by and between Alfa Wassermann Hungary Kft. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.98 to Salix Pharmaceutical Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.30
Restatement Agreement, dated as of June 1, 2018, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors, each of the financial institutions named therein as lenders and issuing banks and Barclays Bank PLC, as Administrative Agent, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2018, which is incorporated by reference herein.

10.31
Amended and Restated Asset Purchase Agreement dated January 4, 2019 among Bausch Health Companies Inc., Bausch Health Ireland Limited, Synergy Pharmaceuticals Inc. and Synergy Advanced Pharmaceuticals, Inc., originally filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 20, 2019, which is incorporated by reference herein. ††

10.32
Stipulation of Settlement dated December 15, 2019 in the U.S. Securities Litigation, originally filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 19, 2020, which is incorporated by reference herein. ††

10.33
Director Nomination and Appointment Agreement, dated February 23, 2021, by and among Bausch Health Companies Inc., Carl C. Icahn and the persons and entities listed therein, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021, which is incorporated by reference herein. ††

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

BAUSCH HEALTH COMPANIES INC. (Registrant)

Date:	February 23, 2022	By:	/s/ JOSEPH C. PAPA

Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH C. PAPA Joseph C. Papa	Chief Executive Officer and Chairman of the Board	February 23, 2022
/s/ SAM ELDESSOUKY Sam Eldessouky	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2022
/s/ FREDERICK J. MUNSCH Frederick J. Munsch	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2022
/s/ RICHARD U. DESCHUTTER Richard U. DeSchutter	Director	February 23, 2022
/s/ BRETT ICAHN Brett Icahn	Director	February 23, 2022
/s/ ARGERIS N. KARABELAS Argeris N. Karabelas	Director	February 23, 2022
/s/ SARAH B. KAVANAGH Sarah B. Kavanagh	Director	February 23, 2022
/s/ STEVEN D. MILLER Steven D. Miller	Director	February 23, 2022
/s/ JOHN A. PAULSON John A. Paulson	Director	February 23, 2022
/s/ ROBERT N. POWER Robert N. Power	Director	February 23, 2022
/s/ RUSSEL C. ROBERTSON Russel C. Robertson	Director	February 23, 2022
/s/ THOMAS W. ROSS, SR. Thomas W. Ross, Sr.	Director	February 23, 2022
/s/ ANDREW C. VON ESCHENBACH Andrew C. von Eschenbach	Director	February 23, 2022
/s/ AMY B. WECHSLER Amy B. Wechsler	Director	February 23, 2022

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

/s/ JOSEPH C. PAPA	/s/ SAM ELDESSOUKY
Joseph C. Papa Chief Executive Officer	Sam Eldessouky Executive Vice President and Chief Financial Officer
February 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bausch Health Companies Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bausch Health Companies Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of shareholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Medicaid Rebates and Sales Returns Allowances
As described in Note 2 to the consolidated financial statements, gross product sales are subject to a variety of deductions in arriving at reported net product sales. The transaction price for product sales is typically adjusted for variable consideration, which may be in the form of cash discounts, allowances, returns, rebates, chargebacks and distribution fees paid to customers. The provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue as a reduction in revenue. The variable consideration provisions, either recognized within accrued and other current liabilities or as a reduction of trade receivables, included $482 million related to returns allowances and $944 million related to rebates, including Medicaid rebates as of December 31, 2021. For certain rebate programs, such as Medicaid, provisions recognized by management are based on the terms of state government-managed programs, estimates of outstanding and future claims for end-customer sales and the sales mix. As disclosed by management, for sales returns, management estimates provisions utilizing existing return policies with customers, historical return and exchange levels, external data with respect to inventory levels in the wholesale distribution channel, external data with respect to prescription demand for products, remaining shelf lives of products at the date of sale, and estimated returns liability to be processed by year of sale based on an analysis of lot information related to actual historical returns.
The principal considerations for our determination that performing procedures relating to Medicaid rebates and sales returns allowances is a critical audit matter are the significant judgment by management when developing the estimate of Medicaid rebates and allowances for sales returns as the estimates are based on assumptions developed using terms of state government-managed Medicaid programs, existing return policies with customers, and projected estimated outstanding and future claims for end-customer sales. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to these assumptions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to provisions for Medicaid rebates and allowances for sales returns, including controls over the assumptions used to estimate these rebates and allowances. These procedures also included, among others (i) developing an independent estimate of Medicaid rebates by utilizing third-party information on inventory levels in the distribution channel, the terms of the specific Medicaid rebate programs, and the historical trends of actual Medicaid rebate claims paid, adjusted for price and projected market conditions, (ii) comparing the independent estimate for these Medicaid rebates to management’s estimates, (iii) evaluating management's process for developing the estimate of the allowance for sales returns and the reasonableness of management’s assumptions related to existing return policies, (iv) evaluating management's assumptions related to existing return policies involved comparing to historical trends and considering whether these assumptions were consistent with evidence obtained in other areas of the audit, (v) evaluating the appropriateness of the method for estimating the allowance for sales returns and testing the completeness and accuracy of underlying data used in the model, and (vi) testing Medicaid rebate and sales returns claims processed by the Company, including evaluating those claims for consistency with the contractual terms of the Company’s arrangements and policies.
Finite-Lived Intangible Assets Impairment Assessment
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated finite-lived net intangible assets balance was $5,250 million as of December 31, 2021, which consists of product and corporate brands, product rights/patents, partner relationships and technology and other assets. Finite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset, which include the amount and timing of the projected future cash flows.
The principal considerations for our determination that performing procedures relating to the finite-lived intangible assets impairment assessment is a critical audit matter are the significant judgment by management in the identification of events that suggest an asset group might not be recoverable and in developing the assumptions used in the impairment testing assessment.

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
Goodwill Impairment Assessments – Ortho Dermatologics Reporting Unit
As described in Note 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $12,457 million as of December 31, 2021, and the goodwill associated with the Ortho Dermatologics segment was $798 million, inclusive of a goodwill impairment of $469 million. The Ortho Dermatologics segment consists of the Ortho Dermatologics and Global Solta reporting units. Goodwill is not amortized but is tested for impairment at least annually as of October 1st at the reporting unit level. An interim goodwill impairment test in advance of the annual impairment assessment may be required if events occur that indicate an impairment might be present. Where the qualitative assessment suggested that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, a quantitative fair value test was performed for that reporting unit. Goodwill impairment is measured by the amount the carrying value exceeds the fair value. Fair value of each reporting unit is estimated by management using a discounted cash flow model. During the quarter ended March 31, 2021, the Company revised its long-term forecasts for the Ortho Dermatologics reporting unit and thus Management conducted an interim quantitative fair value test for this reporting unit and recognized a goodwill impairment of $469 million. Management also conducted its annual goodwill impairment test on October 1, 2021 and determined that there was no additional impairment of goodwill. Management’s discounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and terminal growth rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Ortho Dermatologics reporting unit is a critical audit matter are the significant judgment by management when developing the fair value estimates of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, gross profit, discount rates, and terminal growth rates. Also, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s Ortho Dermatologics reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the Ortho Dermatologics reporting unit, (ii) evaluating the appropriateness of the discounted cash flow models, (iii) testing the completeness and accuracy of underlying data used in the models, and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, gross profit, discount rates, and terminal growth rates. Evaluating management’s assumptions related to revenue growth rates and gross profit involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow models and discount rate and terminal growth rate assumptions.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 23, 2022
We have served as the Company’s auditor since 2012.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$582	$605
Restricted cash and other settlement deposits	1,537	1,211
Trade receivables, net	1,775	1,577
Inventories, net	993	1,094
Prepaid expenses and other current assets	720	855
Total current assets	5,607	5,342
Property, plant and equipment, net	1,598	1,567
Intangible assets, net	6,948	8,445
Goodwill	12,457	13,044
Deferred tax assets, net	2,252	2,137
Other non-current assets	340	664
Total assets	$29,202	$31,199
Liabilities
Current liabilities:
Accounts payable	$407	$337
Accrued and other current liabilities	4,791	4,576
Total current liabilities	5,198	4,913
Acquisition-related contingent consideration	202	216
Non-current portion of long-term debt	22,654	23,925
Deferred tax liabilities, net	529	528
Other non-current liabilities	653	1,012
Total liabilities	29,236	30,594
Commitments and contingencies (Notes 20 and 21)
Equity
Common shares, no par value, unlimited shares authorized, 359,405,748 and 355,422,347 issued and outstanding at December 31, 2021 and 2020, respectively	10,317	10,227
Additional paid-in capital	462	454
Accumulated deficit	(8,961)	(8,013)
Accumulated other comprehensive loss	(1,924)	(2,133)
Total Bausch Health Companies Inc. shareholders’ (deficit) equity	(106)	535
Noncontrolling interest	72	70
Total (deficit) equity	(34)	605
Total liabilities and (deficit) equity	$29,202	$31,199
On behalf of the Board:

/s/ JOSEPH C. PAPA	/s/ RUSSEL C. ROBERTSON
Joseph C. Papa	Russel C. Robertson
Chief Executive Officer	Chairperson, Audit and Risk Committee
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues
Product sales	$8,342	$7,924	$8,489
Other revenues	92	103	112
	8,434	8,027	8,601
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	2,361	2,202	2,297
Cost of other revenues	33	47	53
Selling, general and administrative	2,624	2,367	2,554
Research and development	465	452	471
Amortization of intangible assets	1,375	1,645	1,897
Goodwill impairments	469	—	—
Asset impairments, including loss on assets held for sale	234	114	75
Restructuring, integration, separation and IPO costs	50	22	31
Other expense, net	373	502	1,426
	7,984	7,351	8,804
Operating income (loss)	450	676	(203)
Interest income	7	13	12
Interest expense	(1,426)	(1,534)	(1,612)
Loss on extinguishment of debt	(62)	(59)	(42)
Foreign exchange and other	7	(30)	8
Loss before benefit from income taxes	(1,024)	(934)	(1,837)
Benefit from income taxes	87	375	54
Net loss	(937)	(559)	(1,783)
Net income attributable to noncontrolling interest	(11)	(1)	(5)
Net loss attributable to Bausch Health Companies Inc.	$(948)	$(560)	$(1,788)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(2.64)	$(1.58)	$(5.08)

Basic and diluted weighted-average common shares	358.9	355.0	352.1
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2021	2020	2019
Net loss	$(937)	$(559)	$(1,783)
Other comprehensive (loss) income
Pension and postretirement benefit plan adjustments:
Net actuarial gain (loss) arising during the year	24	(15)	(8)
Amortization of prior service credit	(4)	(4)	(4)
Amortization or settlement recognition of net loss	10	1	2
Income tax benefit (expense)	1	2	(2)
Foreign currency impact	(3)	—	(2)
Net pension and postretirement benefit plan adjustments	28	(16)	(14)
Foreign currency translation adjustment	(158)	(29)	64
Other comprehensive (loss) income	(130)	(45)	50
Comprehensive loss	(1,067)	(604)	(1,733)
Comprehensive income attributable to noncontrolling interest	(12)	(3)	(4)
Comprehensive loss attributable to Bausch Health Companies Inc.	$(1,079)	$(607)	$(1,737)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in millions)

	Bausch Health Companies Inc. Shareholders' Equity
	Common Shares				Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders' Equity (Deficit)
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity (Deficit)
Balance, January 1, 2019	349.9	$10,121	$413	$(5,664)	$(2,137)	$2,733	$82	$2,815
Common shares issued under share-based compensation plans	2.7	51	(46)	—	—	5	—	5
Share-based compensation	—	—	102	—	—	102	—	102
Share-based awards tax withholding	—	—	(40)	—	—	(40)	—	(40)
Noncontrolling interest distributions	—	—	—	—	—	—	(13)	(13)
Net (loss) income	—	—	—	(1,788)	—	(1,788)	5	(1,783)
Other comprehensive income (loss)	—	—	—	—	51	51	(1)	50
Balance, December 31, 2019	352.6	10,172	429	(7,452)	(2,086)	1,063	73	1,136
Effect of application of new accounting standard: financial instruments - credit losses	—	—	—	(1)	—	(1)	—	(1)
Common shares issued under share-based compensation plans	2.8	55	(50)	—	—	5	—	5
Share-based compensation	—	—	105	—	—	105	—	105
Share-based awards tax withholding	—	—	(30)	—	—	(30)	—	(30)
Noncontrolling interest distributions	—	—	—	—	—	—	(6)	(6)
Net (loss) income	—	—	—	(560)	—	(560)	1	(559)
Other comprehensive (loss) income	—	—	—	—	(47)	(47)	2	(45)
Balance, December 31, 2020	355.4	10,227	454	(8,013)	(2,133)	535	70	605
Common shares issued under share-based compensation plans	4.0	90	(68)	—	—	22	—	22
Share-based compensation	—	—	128	—	—	128	—	128
Share-based awards tax withholding	—	—	(52)	—	—	(52)	—	(52)
Release of foreign currency translation losses upon disposal of assets held for sale	—	—	—	—	340	340	—	340
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net (loss) income	—	—	—	(948)	—	(948)	11	(937)
Other comprehensive (loss) income	—	—	—	—	(131)	(131)	1	(130)
Balance, December 31, 2021	359.4	$10,317	$462	$(8,961)	$(1,924)	$(106)	$72	$(34)

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net loss	$(937)	$(559)	$(1,783)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	1,552	1,825	2,075
Amortization and write-off of debt discounts and debt issuance costs	55	61	63
Asset impairments, including loss on assets held for sale	234	114	75
Goodwill impairment	469	—	—
Acquisition-related contingent consideration	11	48	12
Allowances for losses on trade receivables and inventories	60	60	75
Deferred income taxes	(225)	(475)	(230)
Gain on disposal of assets	(2)	(1)	(31)
Additions to accrued legal settlements	569	442	1,401
Payments of accrued legal settlements	(351)	(168)	(15)
Share-based compensation	128	105	102
Foreign exchange loss	6	8	7
Gain excluded from hedge effectiveness	(20)	(23)	(9)
Loss on extinguishment of debt	62	59	42
Payments of contingent consideration adjustments, including accretion	(16)	(1)	(1)
Other	(41)	(18)	36
Changes in operating assets and liabilities:
Trade receivables	(229)	170	39
Inventories	(16)	(77)	(209)
Prepaid expenses and other current assets	(4)	12	1
Accounts payable, accrued and other liabilities	121	(471)	(149)
Net cash provided by operating activities	1,426	1,111	1,501
Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	—	—	(180)
Acquisition of intangible assets and other assets	(14)	(7)	(8)
Purchases of property, plant and equipment	(269)	(302)	(270)
Purchases of marketable securities	(19)	(4)	(16)
Proceeds from sale of marketable securities	15	8	10
Proceeds from sale of assets and businesses, net of costs to sell	669	21	45
Settlements from cross-currency swaps	27	23	—
Net cash provided by (used in) investing activities	409	(261)	(419)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	2,100	3,455	5,960
Repayments of long-term debt	(3,440)	(5,642)	(4,406)
Borrowings of short-term debt	—	1	12
Repayments of short-term debt	—	(1)	(12)
Payment of employee withholding taxes related to share-based awards	(52)	(30)	(40)
Payments of acquisition-related contingent consideration	(83)	(35)	(35)
Payments of financing costs	(48)	(39)	(28)
Other	10	(3)	(8)
Net cash (used in) provided by financing activities	(1,513)	(2,294)	1,443
Effect of exchange rate changes on cash and cash equivalents	(19)	16	(4)
Net increase (decrease) in Cash and cash equivalents and Restricted cash and other settlement deposits	303	(1,428)	2,521
Cash and cash equivalents and Restricted cash and other settlement deposits, beginning of year	1,816	3,244	723
Cash and cash equivalents and Restricted cash and other settlement deposits, end of year	$2,119	$1,816	$3,244

Cash and cash equivalents, end of year	$582	$605	$3,243
Restricted cash and other settlement deposits, end of year	1,537	1,211	1
Cash and cash equivalents and Restricted cash and other settlement deposits, end of year	$2,119	$1,816	$3,244
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
Separation of the Bausch + Lomb Eye-Health Business and Initial Public Offering of Solta Medical Business
On August 6, 2020, the Company announced its intentions to separate its eye-health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). On August 3, 2021, the Company announced its intentions to conduct an initial public offering ("IPO") of its aesthetic medical device business, Global Solta (the “Solta IPO"). In January 2022, the Company completed the internal organizational design and structure of the new eye-health entity, Bausch + Lomb Corporation ("Bausch + Lomb"), and the new Global Solta entity, Solta Medical Corporation ("Solta"), as previously announced and aims to launch the B+L IPO and the Solta IPO when financial market conditions are favorable (and subject to receipt of regulatory, stock exchange and other approvals). Following the B+L IPO the Company expects to complete the separation of Bausch + Lomb after the expiry of customary lockups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to the receipt of applicable shareholder and other necessary approvals. The B+L Separation and the proposed Solta IPO will establish three separate companies that include: (i) a fully integrated eye-health company which will consist of the Company’s Bausch + Lomb Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmic Pharmaceuticals businesses, (ii) a global provider of aesthetic medical devices which will consist of the Company’s Solta business and (iii) a diversified pharmaceutical company which will include the Company’s Salix, International Rx, dentistry, neurology, medical dermatology and generics pharmaceutical businesses. These audited Consolidated Financial Statements do not include any adjustments to give effect to either the B+L Separation or the proposed Solta IPO.
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
The extent to which these events may continue to impact the Company's business, financial condition, cash flows and results of operations, in particular, will depend on future developments which are highly uncertain and many of which are outside the Company's control. Such developments include the availability and effectiveness of vaccines for the COVID-19 virus, COVID-19 vaccine immunization rates, the ultimate geographic spread and duration of the pandemic, the extent and duration of a resurgence of the COVID-19 virus and variant strains thereof, such as the delta and omicron variants, new information concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have a significant adverse effect on the Company's business, financial condition, cash flows and results of operations.

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
Use of Estimates
In preparing the Company's Consolidated Financial Statements, management is required to make estimates and assumptions. This includes estimates and assumptions regarding the nature, timing and extent of the impacts that the COVID-19 pandemic will have on its operations and cash flows. The estimates and assumptions used by the Company affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates, chargebacks, discounts and allowances and distribution fees paid to certain wholesalers; useful lives of amortizable intangible assets and property, plant and equipment; expected future cash flows used in evaluating intangible assets for impairment, assessing compliance with debt covenants and making going concern assessments; reporting unit fair values for testing goodwill for impairment and allocating goodwill to new reporting unit structure on a relative fair value basis; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets; fair value of cross-currency swaps; fair value of foreign currency exchange contracts; and the recognition of the fair value of assets and liabilities acquired in a business combination, including the fair value of contingent consideration. Under certain product manufacturing and supply agreements, management uses information from the Company’s commercialization counterparties to arrive at estimates for future returns, rebates and chargebacks.
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
The Company’s cross-currency swaps qualified for and had been designated as an accounting hedge of the foreign currency exposure of a net investment in a foreign operation and were remeasured at each reporting date to reflect changes in their fair values. The fair value was determined via a mark-to-market analysis, using observable (Level 2) inputs. These inputs included: (i) the foreign currency exchange spot rate between the euro and U.S. dollar, (ii) the interest rate yield curves in the euro and U.S. dollar and (iii) the credit risk rating for each applicable counterparty. The net change in fair value of cross-currency swaps is reported as a gain or loss in the Consolidated Statements of Comprehensive Loss as part of Foreign currency translation adjustment to the extent they are effective, and remain in Accumulated other comprehensive loss until either the sale or complete, or substantially complete, liquidation of the subsidiary. No portion of the cross-currency swaps was ineffective. The Company uses the spot method of assessing hedge effectiveness. The Company had elected to amortize amounts excluded from the assessment of effectiveness over the term of its cross-currency swaps as a reduction of Interest expense in the Consolidated Statements of Operations.
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
As of December 31, 2021, the Company’s three largest U.S. wholesaler customers accounted for approximately 44% of net trade receivables. In addition, as of December 31, 2021 and 2020, the Company’s net trade receivable balance from Argentina, Brazil, Egypt, Greece, Serbia, South Africa, Turkey, Ukraine, Venezuela and Vietnam amounted to $78 million and $166 million, respectively, the majority of which is current or less than 90 days past due. The portion of the net trade receivable from these countries that is past due more than 90 days amounted to $2 million, as of December 31, 2021, a portion of which is comprised of public hospitals. Based on an analysis of credit risk, including an analysis of bad debt experience and assessment of historical payment patterns for such customers, the Company has established a reserve covering more than half of the balance past due more than 90 days for such countries. Over the three-year period ended December 31, 2021, the Company has not experienced any material losses from uncollectible accounts in excess of the established reserves.
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
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors.  Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. Allowance for credit losses were $35 million, $39 million and $48 million as of December 31, 2021, 2020 and 2019, respectively. The activity in the allowance for credit losses for trade receivables for the years 2021, 2020 and 2019 is as follows.

(in millions)	2021	2020	2019
Balance, beginning of period	$39	$48	$47
Retrospective effect of application of new accounting standard	—	1	—
Provision	(2)	2	10
Write-offs	(3)	(12)	(10)
Recoveries	2	3	1
Foreign exchange and other	(1)	(3)	—
Balance, end of period	$35	$39	$48
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

Intangible Assets
Intangible assets are reported at cost, less accumulated amortization and impairments. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization is calculated primarily using the straight-line method based on the following estimated useful lives:

Product brands	2 - 20 years
Corporate brands	9 - 20 years
Product rights/patents	4 - 15 years
Partner relationships	7 - 9 years
Out-licensed technology and other	8 - 9 years
Divestitures of Products
The net proceeds on the divestiture of products and the carrying amount of the related assets is recorded as a gain/loss on sale within Other expense, net. Any contingent payments that are potentially due to the Company as a result of these divestitures are recorded when realizable.
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
Impairment of Long-Lived Assets
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset, which include the amount and timing of the projected future cash flows. If the expected undiscounted cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted future cash flows.
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
The following table presents the activity and ending balances of the Company’s variable consideration provisions the years 2021 and 2020.

(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2020	$182	$691	$927	$168	$82	$2,050
Current period provision	621	120	2,174	1,925	196	5,036
Payments and credits	(613)	(236)	(2,322)	(1,909)	(193)	(5,273)
Reserve balance, December 31, 2020	190	575	779	184	85	1,813
Current period provision	625	131	2,462	1,999	211	5,428
Payments and credits	(593)	(224)	(2,297)	(2,013)	(251)	(5,378)
Reserve balance, December 31, 2021	$222	$482	$944	$170	$45	$1,863
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $36 million and $32 million as of December 31, 2021 and 2020, respectively, which are reflected as a reduction of Trade accounts receivable, net in the Consolidated Balance Sheets.
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

In determining the estimate for returns, management is required to make certain assumptions regarding the timing of the introduction of new products and the potential of these products to capture market share. In addition, certain assumptions with respect to the extent and pattern of decline associated with generic competition are necessary. These assumptions are formulated using market data for similar products, past experience and other available information. These assumptions are continually reassessed, and changes to the estimates and assumptions are made as new information becomes available. A change of 1% in the estimated return rates would have impacted the Company’s pre-tax earnings by approximately $81 million for the year 2021.
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
Over the last several years, the Company increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving sales return experience, primarily related to branded and generic products. Sales return provisions for 2021 and 2020 were $131 million and $120 million, respectively, and includes reductions in variable consideration for sales return provisions related to past sales of approximately $28 million and $38 million, respectively.
Rebates and Chargebacks
Product sales made under governmental and managed-care pricing programs in the U.S. are subject to rebates.  The Company participates in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby rebates are provided to participating government entities. Medicaid rebates are generally billed 45 days to 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, the Medicaid rebate reserve includes an estimate of outstanding claims for end-customer sales that occurred, but for which the related claim has not been billed and/or paid, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. The calculation of the Medicaid rebate reserve also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. A change of 1% in the estimated rates used in the Medicaid rebate reserve would have impacted the Company’s pre-tax earnings by approximately $76 million for 2021. Quarterly, the Medicaid rebate reserve is adjusted based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of that reserve for several periods.
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
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Adjustments to actual for the years 2021 and 2020 were not material to the Company’s revenues or earnings.
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
Distribution Fees
The Company sells products primarily to wholesalers, and in some instances to large pharmacy chains such as CVS and Walmart. The Company has Distribution Services Agreements ("DSAs") with several large wholesale customers such as McKesson Corporation, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Specialty. Under the DSAs, the wholesalers agree to provide services, and the Company pays the contracted DSA distribution service fees for these services based on product volumes. Additionally, price appreciation credits are generated when the Company increases a product’s wholesaler acquisition cost (“WAC”) under contracts with certain wholesalers. Under such contracts, the Company is entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are offset against the total distribution service fees paid to each such wholesaler. The variable consideration associated with price appreciation credits is reflected in the transaction price of products sold when it is determined to be probable that a significant reversal will not occur. Included as a reduction of current period provisions for Distribution Fees in the table above are price appreciation credits of $17 million and $15 million for the years 2021 and 2020, respectively.
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
Legal Costs
Legal fees and other costs related to litigation and other legal proceedings or services are expensed as incurred and are included in Selling, general and administrative expenses. Certain legal costs associated with acquisitions are included in Acquisition-related costs and certain legal costs associated with divestitures, legal settlements and other business development activities are included in Litigation and other matters or Net gain on sales of assets within Other expense (income), net, as appropriate. Legal costs expensed are reported net of expected insurance recoveries. A claim for insurance recovery is recognized when realization becomes probable.
Advertising Costs
Advertising costs comprise product samples, print media, promotional materials and television advertising and are expensed on the first use of the advertisement. Included in Selling, general and administrative expenses are advertising costs of $515 million, $451 million and $544 million, for 2021, 2020 and 2019, respectively.
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

Interest Expense
Interest expense includes standby fees, the amortization of debt discounts and deferred financing costs, accretion of debt premiums and the amortization of amounts excluded from the assessment of effectiveness related to the Company's cross-currency swaps. Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Capitalized interest related to construction in progress as of December 31, 2021 and 2020 was $60 million and $45 million, respectively, and is included in Property, plant and equipment, net.
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
Adoption of New Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance on the impairment of financial instruments requiring an impairment model based on expected losses rather than incurred losses. Under this guidance, an entity recognizes as an allowance its estimate of expected credit losses. The guidance was effective for the Company beginning January 1, 2020 and was applied using a modified retrospective approach through a cumulative-effect adjustment to accumulated deficit, which resulted in an increase to Accumulated deficit of less than $1 million. The application of this guidance did not have a material effect on the Company's results of operations and cash flows.
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
In December 2019, the FASB issued guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  The guidance is effective for the Company beginning with annual periods beginning January 1, 2021.  The application of this guidance did not have a material effect on the Company's financial position, results of operations and cash flows.
In March 2020, the FASB issued guidance providing optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform.  Optional expedients are provided for contract modification accounting within the areas of receivables, debt, leases, derivatives and hedging. The optional amendments are effective for all entities as of March 12, 2020, through December 31, 2022. During 2020 and 2021, the Company has not entered into any contract modifications in which the optional expedients were applied.  However, if prior to December 31, 2022, the Company enters into a contract modification in which the optional expedients are applied, the Company will evaluate the impact of adoption of this guidance on its financial position, results of operations and cash flows.
3.ACQUISITIONS, LICENSING AGREEMENTS AND DIVESTITURE
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
Revenue and Operating Results
Revenues associated with the acquired assets of Synergy during the period March 6, 2019 through December 31, 2019 were $55 million. Operating results associated with the acquired assets of Synergy during the period March 6, 2019 through December 31, 2019 and pro-forma revenues and operating results for the year 2019 were not material. Included in Other expense, net for 2019 are acquisition-related costs of $8 million directly related to the acquisition of certain assets of Synergy, which include expenditures for advisory, legal, valuation, accounting and other similar services.
There were no other material business combinations in 2021, 2020 or 2019. The measurement period for all acquisitions has closed.
Option to Purchase All Ophthalmology Assets of Allegro Ophthalmics, LLC ("Allegro")
On September 21, 2020, the Company announced that it had entered into an agreement to acquire an option to purchase all of the ophthalmology assets of Allegro (the "Option"), a privately held biopharmaceutical company focused on the development of therapies that regulate integrin functions for the treatment of ocular diseases. Among the assets to be acquired if the Option was exercised, were the worldwide rights to risuteganib (Luminate®), Allegro's lead investigational compound in retina, which is believed to simultaneously act on the angiogenic, inflammatory and mitochondrial metabolic pathways implicated in diseases such as intermediate dry Age-related Macular Degeneration. During the three months ended September 30, 2020, the Company made and expensed as acquired IPR&D included in Other expense, net, an initial upfront payment of $10 million to acquire the Option. However, on June 23, 2021, Allegro notified the Company that it did not raise the additional funding required under the option agreement. Pursuant to the terms of the option agreement, the Option thereby terminated, and the Company exercised its right to convert the $10 million upfront payment into a minor equity interest in Allegro. The Company expects that it will make no additional payments pursuant to this option agreement.
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
Divestiture of Amoun Pharmaceutical Company S.A.E. ("Amoun")
On March 31, 2021, the Company announced that it and certain of its affiliates had entered into a definitive agreement to sell all of its equity interests in Amoun for total gross consideration of approximately $740 million (including the assignment to the purchasing entity of an intercompany loan granted by the Company to Amoun), subject to certain adjustments (the “Amoun Sale”). The Amoun Sale closed on July 26, 2021. As part of the Amoun Sale, cash generated by Amoun during the period from the locked-box date of January 1, 2021 through closing was for the benefit of the purchasing entity, subject to working capital during such period. Amoun manufactures, markets and distributes branded generics of human and animal health products. The Amoun business was part of the International Rx segment (previously included within the former Bausch + Lomb/International segment) and was reclassified as held for sale as of December 31, 2020. As a result of meeting the criteria for held for sale classification, the carrying value of the Amoun business, was adjusted to its estimated fair value, less costs to sell, and the Company recognized an impairment loss of $96 million during the three months ended December 31, 2020 and an additional impairment loss of $88 million during 2021, included within Asset impairments, including loss on assets held for sale in the Consolidated Statements of Operations. In connection with completing the Amoun Sale, the Company recognized an additional loss of $26 million during 2021, included within Other (income) expense, net in the Combined Statements of Operations. The total loss of $210 million includes the release of non-cash cumulative foreign currency translation losses of $340 million, which were included as part of the carrying value of the Amoun business when measuring for impairment.
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
	$315
4.RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS
Restructuring and integration costs
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs are expenses associated with the implementation of these cost savings programs and include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. The liability associated with restructuring and integration costs as of December 31, 2021 was $19 million.
The Company incurred $18 million, $11 million and $31 million of restructuring and integration-related costs and made payments of $19 million, $18 million and $31 million during 2021, 2020 and 2019, respectively.
Separation costs, Separation-related costs, IPO Costs and IPO-related Costs
The Company has incurred, and will incur, costs associated with activities to effectuate the B+L Separation and the Solta IPO. These activities include: (i) separating the Bausch + Lomb and Solta Medical businesses from the remainder of the Company and (ii) registering the Bausch + Lomb and Solta Medical businesses as independent publicly traded entities. Separation and IPO costs are incremental costs directly related to the B+L Separation and Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for the Bausch + Lomb and Solta Medical entities. Included in Restructuring, integration, separation and IPO costs for the years ended December 31, 2021 and 2020 are Separation and IPO costs of $32 million and $11 million, respectively.
The Company has also incurred, and will incur, Separation-related and IPO-related costs which are incremental costs indirectly related to the B+L Separation and Solta IPO. Separation-related and IPO-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. Included in Selling, general and administrative for years ended December 31, 2021 and 2020 are Separation-related and IPO-related costs of $132 million and $21 million, respectively.
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

	December 31, 2021				December 31, 2020
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$76	$58	$18	$—	$41	$8	$33	$—
Restricted cash and other settlement deposits	$1,537	$1,537	$—	$—	$1,211	$1,211	$—	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$3	$—	$3	$—
Liabilities:
Acquisition-related contingent consideration	$241	$—	$—	$241	$328	$—	$—	$328
Cross-currency swaps	$—	$—	$—	$—	$70	$—	$70	$—
Foreign currency exchange contracts	$—	$—	$—	$—	$11	$—	$11	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
As of December 31, 2021, Restricted cash and other settlement deposits includes $1,510 million of payments into escrow funds under the terms of settlement agreements regarding that certain U.S. securities litigation (subject to an objector's appeal of the final court approval) and the Glumetza Antitrust Litigation. These payments are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. These payments will remain in escrow until final approval of the settlements as discussed in Note 20, "LEGAL PROCEEDINGS".
There were no transfers into or out of Level 3 during 2021 and 2020.
Cross-currency Swaps
During 2019, the Company entered into cross-currency swaps, with aggregate notional amounts of $1,250 million, to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its consolidated financial statements from adverse movements in exchange rates. The euro-denominated net investment being hedged was the Company’s investment in certain euro-denominated subsidiaries.
During November 2021, the Company entered into a transaction to unwind its cross-currency swaps and received net proceeds of $4 million, which included interest income of $6 million, offset by the amount owed by the Company upon the unwinding of $2 million. The gain arising from the transaction of the swaps has been included as a component of Other comprehensive loss.

The assets and liabilities associated with the Company's cross-currency swaps as included in the Consolidated Balance Sheets as of December 31, 2021 and 2020 are as follows:

(in millions)	2021	2020
Other non-current liabilities	$—	$79
Prepaid expenses and other current assets	$—	$9
Net fair value	$—	$70
The following table presents the effect of hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for 2021 and 2020:

(in millions)	2021	2020
Gain (loss) recognized in Other comprehensive loss	$77	$(57)
Gain excluded from assessment of hedge effectiveness	$20	$23
Location of gain of excluded component	Interest Expense
For the years ended December 31, 2021 and 2020, the Company received $27 million and $23 million, respectively, in settlements of its cross-currency swaps which are reported as Investing activities in the Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
During 2021 and 2020, the Company entered into foreign currency exchange contracts. As of December 31, 2021, these contracts had an aggregate outstanding notional amount of $166 million.
The assets and liabilities associated with the Company's foreign exchange contracts as included in the Consolidated Balance Sheets as of December 31, 2021 and 2020 are as follows:

(in millions)	2021	2020
Accrued and other current liabilities	$—	$11
Prepaid expenses and other current assets	$1	$3
Net fair value	$1	$8
The following table presents the effect of the Company's foreign exchange contracts on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for 2021 and 2020:

(in millions)	2021	2020
Gain (loss) related to changes in fair value	$9	$(8)
Loss related to settlements	$(17)	$(2)
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At December 31, 2021, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 18%, and a weighted average risk-adjusted discount rate of 7%. The weighted average risk-adjusted discount rate was calculated by weighting each contract's relative fair value at December 31, 2021.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the years 2021 and 2020:

(in millions)	2021		2020
Beginning balance, January 1,		$328		$316
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$17		$23
Fair value adjustments	(6)		25
Acquisition-related contingent consideration adjustments		11		48
Payments / Settlements		(99)		(36)
Foreign currency translation adjustment included in other comprehensive loss		1		—
Ending balance, December 31,		241		328
Current portion		39		112
Non-current portion		$202		$216
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a non-recurring basis:

	December 31, 2021				December 31, 2020
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Other non-current assets:
Non-current assets held for sale	$—	$—	$—	$—	$245	$—	$—	$245
Non-current assets held for sale of $245 million as of December 31, 2020 were remeasured to estimated fair value, less costs to sell, which utilized Level 3 unobservable inputs. See Note 3, "ACQUISITIONS, LICENSING AGREEMENTS AND DIVESTITURE" for additional details regarding these assets held for sale.
Fair Value of Long-term Debt
The fair value of long-term debt as of December 31, 2021 and 2020 was $22,689 million and $25,378 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
6.INVENTORIES
Inventories, net, as of December 31, 2021 and 2020 consist of:

(in millions)	2021	2020
Raw materials	$279	$286
Work in process	112	143
Finished goods	602	665
	$993	$1,094

7.PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment as of December 31, 2021 and 2020 consist of:

(in millions)	2021	2020
Land	$74	$79
Buildings and improvements	675	686
Machinery and equipment	1,678	1,722
Other equipment and leasehold improvements	342	360
Equipment on operating lease	73	65
Construction in progress	576	436
	3,418	3,348
Accumulated depreciation	(1,820)	(1,781)
	$1,598	$1,567
Depreciation expense was $177 million, $180 million and $178 million for 2021, 2020 and 2019, respectively.
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of December 31, 2021 and 2020 consist of:

	Weighted- Average Remaining Useful Lives (Years)	2021			2020
(in millions)		Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	5	$20,842	$(16,169)	$4,673	$20,890	$(14,914)	$5,976
Corporate brands	6	902	(473)	429	907	(404)	503
Product rights/patents	4	3,321	(3,174)	147	3,305	(3,055)	250
Partner relationships	0	158	(158)	—	169	(168)	1
Technology and other	1	207	(206)	1	210	(200)	10
Total finite-lived intangible assets		25,430	(20,180)	5,250	25,481	(18,741)	6,740
Acquired IPR&D not in service	NA	—	—	—	7	—	7
B&L Trademark	NA	1,698	—	1,698	1,698	—	1,698
		$27,128	$(20,180)	$6,948	$27,186	$(18,741)	$8,445
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
Asset impairments, including loss on assets held for sale in 2021 included: (i) impairments of $105 million, in aggregate, due to decreases in forecasted sales of certain product lines, (ii) an $88 million loss on assets held for sale in connection with the Amoun Sale, (iii) impairments of $23 million, in aggregate, related to the discontinuance of certain product lines and (iv) $18 million related to a portion of an IT infrastructure improvement project no longer being utilized.
Asset impairments, including loss on assets held for sale in 2020 included impairments of: (i) $96 million to reduce the carrying value of the Amoun business to its estimated fair value less costs to sell due to classifying the business as held for sale as discussed in Note 3, "ACQUISITIONS, LICENSING AGREEMENTS AND DIVESTITURE", (ii) $16 million in aggregate, due to decreases in forecasted sales of certain product lines, (iii) $1 million in aggregate, related to the discontinuance of certain product lines not aligned with the focus of the Company's core businesses and (iv) $1 million related to Acquired IPR&D not in service.

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
Management continually assesses the useful lives related to the Company's long-lived assets to reflect the most current assumptions.
Estimated amortization expense of finite-lived intangible assets for the five years ending December 31 and thereafter are as follows:

(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Amortization	$1,181	$1,026	$902	$795	$664	$682	$5,250
Goodwill
The changes in the carrying amounts of goodwill during the years ended December 31, 2021, 2020 and 2019 were as follows:

(in millions)	Bausch + Lomb/ International	Bausch + Lomb	Salix	International Rx	Ortho Dermatologics	Diversified Products	Total
Balance, January 1, 2019	$5,805	$—	$3,156	$—	$1,267	$2,914	$13,142
Acquisition of certain assets of Synergy	—	—	3	—	—	—	3
Goodwill reclassified to assets held for sale	(18)	—	—	—	—	—	(18)
Foreign exchange and other	(1)	—	—	—	—	—	(1)
Balance, December 31, 2019	5,786	—	3,159	—	1,267	2,914	13,126
Assets held for sale reclassified to goodwill	18	—	—	—	—	—	18
Goodwill reclassified to assets held for sale (Note 3)	(217)	—	—	—	—	—	(217)
Foreign exchange and other	117	—	—	—	—	—	117
Balance, December 31, 2020	5,704	—	3,159	—	1,267	2,914	13,044
Realignment of segment goodwill	(5,704)	5,395	—	887	—	(578)	—
Impairment	—	—	—	—	(469)	—	(469)
Foreign exchange and other	—	(77)	—	(62)	—	21	(118)
Balance, December 31, 2021	$—	$5,318	$3,159	$825	$798	$2,357	$12,457
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
2020
The negative impacts of the COVID-19 pandemic on the global economy have led to significant volatility in the global equity markets. The Company has been able to continue its operations with limited disruptions and has assessed the potential impact that the COVID-19 pandemic is likely to have on its forecasted cash flows. In performing its assessment, the Company considered the possible effects and outcomes of the COVID-19 pandemic on, among other things, its supply chain, customers and distributors, employee base, product sustainability, research and development activities, product pipeline and consumer demand and related rebates and discounts and has made adjustments, although not considered to be material, to its long-term forecasts used in its previous goodwill impairment assessments, for these and other matters. After completing this assessment, although not completely insulated from the negative effects of the COVID-19 pandemic, the Company believes that its long-term forecasted cash flows, as adjusted for the possible outcome of the COVID-19 pandemic and other matters, do not indicate that the fair value of any reporting unit may be below its carrying value.
The Company's 2020 revenues were most negatively impacted during its second quarter by certain social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to the third quarter of 2020. Revenues for 2021 and 2020 were $8,434 million and $8,027 million, respectively. The increase of $407 million in revenue represents an improving trend over the decreases in year-over-year revenues for the three month periods ended June 30, 2020, September 30, 2020 and December 31, 2020 of 23%, 3% and less than 1%, respectively. The Company's revenues returned to pre-pandemic levels for many of its businesses and geographies in 2021 and, presuming there continues to be increased availability of effective vaccines and any further resurgence of the COVID-19 virus, the delta and omicron variants and other variant strains thereof do not have a material adverse impact on efforts to contain the COVID-19 virus, the Company anticipates the COVID-19 pandemic to have a minimal impact on its remaining businesses and geographies in 2022. However, the rates of recovery for each business will vary by geography and will be dependent upon, among other things, the availability and effectiveness of vaccines for the COVID-19 virus, government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus and other actions taken in response to the COVID-19 pandemic.

2020 Interim Goodwill Impairment Assessment
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
2020 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2020 by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2020, management believed that, with the exception of the Ortho Dermatologics reporting unit, it was more likely than not that the carrying amounts of its reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test for those reporting units was not required.
As part of its qualitative assessment of the Ortho Dermatologics reporting unit as of October 1, 2020, the Company considered, among other matters, a range of potential impacts of COVID-19 pandemic related matters and the limited headroom calculated on the date Ortho Dermatologics goodwill was last tested for impairment (June 30, 2020). The Company believed that these factors may suggest that it was more likely than not that the fair value of the Ortho Dermatologics reporting unit was less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
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
No other events occurred or circumstances changed during the period October 1, 2020 (the earliest date goodwill was tested for all other reporting units) through December 31, 2021 that indicated that the fair value of any reporting unit, other than the Ortho Dermatologics reporting unit, might be below its carrying value.
2021 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2021 by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2021, management believed that, with the exception of the Ortho Dermatologics reporting unit, it was more likely than not that the carrying amounts of its reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test for those reporting units was not required.
As part of its qualitative assessment of the Ortho Dermatologics reporting unit as of October 1, 2021, the Company considered, among other matters, the limited headroom as a result of the impairment to the goodwill of the Ortho Dermatologics reporting unit when last tested (March 31, 2021) and macroeconomic factors such as higher than expected inflation for many commodities, volatility in many of the equity markets and pressures on market interest rates. The Company believed that these facts and circumstances may suggest that it was more likely than not that the fair value of the Ortho Dermatologics reporting unit was less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The Company performed a quantitative fair value test for the Ortho Dermatologics reporting unit as of October 1, 2021, utilizing a long-term growth rate of 1.0% and a discount rate of 9.0%, in estimation of the fair value of this reporting unit. Based on the quantitative fair value test, the fair value of the Ortho Dermatologics reporting unit was approximately 10% greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit.
If market conditions deteriorate, if the factors and circumstances regarding the COVID-19 pandemic escalate beyond management’s current expectations, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and those charges could be material.
Accumulated goodwill impairment charges through December 31, 2021 were $4,180 million.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities as of December 31, 2021 and 2020 consist of:

(in millions)	2021	2020
Legal matters and related fees	$1,890	$1,672
Product rebates	908	747
Product returns	482	575
Employee compensation and benefit costs	336	316
Interest	328	341
Income taxes payable	98	158
Other	749	767
	$4,791	$4,576

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs as of December 31, 2021 and 2020 consists of the following:

		2021		2020
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2023 Revolving Credit Facility	June 2023	$285	$285	$—	$—
June 2025 Term Loan B Facility	June 2025	2,829	2,772	3,298	3,220
November 2025 Term Loan B Facility	November 2025	994	984	1,125	1,112
Senior Secured Notes:
7.000% Secured Notes	March 2024	—	—	2,000	1,987
5.500% Secured Notes	November 2025	1,750	1,739	1,750	1,736
5.750% Secured Notes	August 2027	500	495	500	494
4.875% Secured Notes	June 2028	1,600	1,580	—	—
Senior Unsecured Notes:
6.125%	April 2025	2,650	2,640	3,250	3,234
9.000%	December 2025	1,500	1,482	1,500	1,478
9.250%	April 2026	1,500	1,489	1,500	1,487
8.500%	January 2027	1,750	1,754	1,750	1,755
7.000%	January 2028	750	743	750	742
5.000%	January 2028	1,250	1,238	1,250	1,236
6.250%	February 2029	1,500	1,483	1,500	1,480
5.000%	February 2029	1,000	990	1,000	988
7.250%	May 2029	750	742	750	741
5.250%	January 2030	1,250	1,237	1,250	1,235
5.250%	February 2031	1,000	989	1,000	988
Other	Various	12	12	12	12
Total long-term debt and other		$22,870	22,654	$24,185	23,925
Less: Current portion of long-term debt and other			—		—
Non-current portion of long-term debt			$22,654		$23,925
Covenant Compliance
The Senior Secured Credit Facilities (as defined below) and the indentures governing the Senior Secured Notes and Senior Unsecured Notes contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. As of December 31, 2021, the amount available for restricted payments under the "builder basket" in the Company’s most restrictive indentures (as defined by those indentures) was approximately $13,800 million (although such availability is subject to the Company's compliance with a 2.00:1.00 fixed charge coverage ratio). The 2023 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
As of December 31, 2021, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.

The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenant and may take other actions to reduce its debt levels to align with the Company’s long-term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate.
Senior Secured Credit Facilities
On June 1, 2018, the Company and certain of its subsidiaries as guarantors entered into the "Senior Secured Credit Facilities" under the Company's Fourth Amended and Restated Credit and Guaranty Agreement (the “Restated Credit Agreement”), with a syndicate of financial institutions and investors as lenders. The Restated Credit Agreement provides for a revolving credit facility of $1,225 million (the "2023 Revolving Credit Facility") and a seven year Tranche B Term Loan Facility of $4,565 million (the “June 2025 Term Loan B Facility”) borrowed by the Company’s subsidiary, Bausch Health Americas, Inc. ("BHA").
The 2023 Revolving Credit Facility matures on the earlier of June 1, 2023 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company or BHA in an aggregate principal amount in excess of $1,000 million. Both the Company and BHA are borrowers with respect to the 2023 Revolving Credit Facility. Borrowings under the 2023 Revolving Credit Facility may be made in U.S. dollars or Canadian dollars (or if an amendment to the Restated Credit Agreement is made to replace LIBOR with an alternative benchmark rate with respect to borrowings under the Revolving Credit Facility denominated in euros, euros).
As of December 31, 2021, the Company had $285 million of outstanding borrowings, $54 million of issued and outstanding letters of credit, and remaining availability of $886 million under its 2023 Revolving Credit Facility.
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
Borrowings under the 2023 Revolving Credit Facility in euros, when available, are expected to bear interest at a term benchmark rate determined by reference to the costs of funds for euro deposits for the interest period relevant to such borrowing (provided however, that the eurocurrency rate is at no time expected to be less than 0.00% per annum), plus an applicable margin.
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
Subject to certain exceptions and customary baskets set forth in the Restated Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the Restated Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the Restated Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings. As of December 31, 2021, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 3.09% and 2.84% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2021, there were no remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings.  As of December 31, 2021, the stated rate of interest on the 2023 Revolving Credit Facility was 2.84% per annum. In addition, the Company is required to pay commitment fees of 0.25% - 0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
The Restated Credit Agreement permits the incurrence of incremental credit facility borrowings, up to the greater of $1,000 million and 28.5% of Consolidated Adjusted EBITDA (non-GAAP) (as defined in the Restated Credit Agreement), subject to customary terms and conditions, as well as the incurrence of additional incremental credit facility borrowings subject to, in the case of secured debt, a secured leverage ratio of not greater than 3.50:1.00, and, in the case of unsecured debt, either a total leverage ratio of not greater than 6.50:1.00 or an interest coverage ratio of not less than 2.00:1.00.
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
6.500% Senior Secured Notes due 2022 and 7.00% Senior Secured Notes due 2024
In March 2017, the Company issued $1,250 million aggregate principal amount of 6.500% senior secured notes due March 15, 2022 (the “March 2022 Secured Notes”) and $2,000 million aggregate principal amount of 7.000% senior secured notes due March 15, 2024 (the “March 2024 Secured Notes”), in a private placement. Interest on these notes is payable semi-annually in arrears on each March 15 and September 15.
The March 2022 Secured Notes were repaid in full as part of the May 2020 Refinancing Transactions (as defined below).
The March 2024 Secured Notes were repaid in full during 2021 with cash on hand and as part of the June 2021 Refinancing Transactions (as defined below).
5.500% Senior Secured Notes due 2025
On October 17, 2017, the Company issued $1,000 million, and, on November 21, 2017, the Company issued $750 million, aggregate principal amount of 5.500% Senior Secured Notes due November 2025 (the “November 2025 Secured Notes”),

in a private placement. Interest on the November 2025 Secured Notes is payable semi-annually in arrears on each May 1 and November 1.
The November 2025 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time, at the redemption prices set forth in the indenture.
5.750% Senior Secured Notes due 2027 - March 2019 Refinancing Transactions
On March 8, 2019, BHA and the Company issued: (i) $1,000 million aggregate principal amount of 8.500% Senior Unsecured Notes due 2027 (the "January 2027 Unsecured Notes") and (ii) $500 million aggregate principal amount of 5.750% Senior Secured Notes due August 2027 (the "August 2027 Secured Notes"), respectively, in a private placement. A portion of the proceeds and cash on hand were used to: (i) repurchase $584 million of 5.875% Senior Unsecured Notes due 2023 (the "May 2023 Unsecured Notes"), (ii) repurchase $518 million of 5.625% Senior Unsecured Notes due 2021 (the “December 2021 Unsecured Notes”), (iii) repurchase $216 million of 5.500% Senior Unsecured Notes due 2023 (the "March 2023 Unsecured Notes”) and (iv) pay all fees and expenses associated with these transactions (collectively, the “March 2019 Refinancing Transactions”). During April 2019, the Company redeemed $182 million of the December 2021 Unsecured Notes, representing the remaining outstanding principal balance of the December 2021 Unsecured Notes and completing the refinancing of $1,500 million of debt in connection with the March 2019 Refinancing Transactions. The March 2019 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $8 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. Interest on the August 2027 Secured Notes is payable semi-annually in arrears on each February 15 and August 15.
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
4.875% Senior Secured Notes due 2028 - June 2021 Refinancing Transactions
On June 8, 2021, the Company issued $1,600 million aggregate principal amount of 4.875% Senior Secured Notes due June 2028 (the “June 2028 Secured Notes”) in a private placement. The proceeds and cash on hand were used to: (i) repurchase a portion and redeem the remainder of $1,600 million of the March 2024 Secured Notes, representing the remaining outstanding principal balance of the March 2024 Secured Notes and (ii) pay all fees and expenses associated with these transactions (collectively, the “June 2021 Refinancing Transactions”). The June 2021 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $38 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. Interest on the June 2028 Secured Notes is payable semi-annually in arrears on each June 1 and December 1.
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

5.500% Senior Unsecured Notes due 2023
On January 30, 2015, the Company issued $1,000 million aggregate principal amount of March 2023 Unsecured Notes in a private placement. The March 2023 Unsecured Notes accrued interest at the rate of 5.500% per year, payable semi-annually in arrears. On March 8, 2019 and May 23, 2019, the Company repurchased $216 million and $382 million of March 2023 Unsecured Notes as part of the March 2019 Refinancing Transactions and the May 2019 Refinancing Transactions (as defined below), respectively. Throughout 2020, the Company repurchased, in aggregate, $169 million of March 2023 Unsecured Notes using cash on hand. The Company repurchased the remaining outstanding balance of $233 million in December 2020 as part of the December 2020 Refinancing Transactions (as defined below).
5.375% Senior Unsecured Notes due 2020, 5.875% Senior Unsecured Notes due 2023, 4.500% Senior Unsecured Notes due 2023 and 6.125% Senior Unsecured Notes due 2025
On March 27, 2015, VRX Escrow Corp. (the "VRX Issuer"), a newly formed wholly owned subsidiary of the Company, issued $2,000 million aggregate principal amount of 5.375% Senior Unsecured Notes due 2020 (the "March 2020 Unsecured Notes"), $3,250 million aggregate principal amount of May 2023 Unsecured Notes, €1,500 million aggregate principal amount of 4.500% Senior Unsecured Notes due 2023 (the "Euro Notes”) and $3,250 million aggregate principal amount of 6.125% Senior Unsecured Notes due 2025 (the "April 2025 Unsecured Notes" and, together with the March 2020 Unsecured Notes, the May 2023 Unsecured Notes and the Euro Notes, the "VRX Notes") in a private placement.
The March 2020 Unsecured Notes accrued interest at the rate of 5.375% per year and were repaid in full as part of certain refinancing transactions completed in 2017 and 2018. The May 2023 Unsecured Notes and the Euro Notes accrued interest at the rate of 5.875% and 4.500% per year, respectively and were each repaid in full as of December 31, 2020, as discussed below. The April 2025 Unsecured Notes accrue interest at the rate of 6.125% per year, payable semi-annually in arrears.
As part of a refinancing transaction completed in June 2018, the Company repaid the remaining outstanding principal amounts of the March 2020 Unsecured Notes.
During 2019, the Company repurchased $584 million and $1,118 million of May 2023 Unsecured Notes as part of the March 2019 Refinancing Transactions and the May 2019 Refinancing Transactions (as defined below), respectively, and on October 3, 2019, the Company repaid an additional $100 million of May 2023 Unsecured Notes using cash on hand. On January 16, 2020, the Company redeemed $1,240 million aggregate principal amount of the May 2023 Unsecured Notes as part of the December 2019 Financing and Refinancing Transactions (as defined below). Throughout 2020, the Company repaid, in aggregate, $208 million of the May 2023 Unsecured Notes, with the May 2023 Unsecured Notes having been fully repaid during November 2020.
On December 3, 2020, the Company redeemed the remaining outstanding balance of the Euro Notes as part of the December 2020 Refinancing Transactions, as defined below.
Throughout 2021, the Company repaid, in aggregate, $600 million of the April 2025 Unsecured Notes. The Company may redeem all or a portion of the April 2025 Unsecured Notes at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest to the date of redemption.
9.000% Senior Unsecured Notes due 2025
On December 18, 2017, the Company issued $1,500 million aggregate principal amount of 9.000% Senior Unsecured Notes due 2025 (the “December 2025 Unsecured Notes”) in a private placement, the net proceeds of which were used to repurchase $1,500 million in aggregate principal amount of previously outstanding senior unsecured notes (the "December 2017 Refinancing Transactions"). The related fees and expenses were paid using cash on hand. The December 2025 Unsecured Notes accrue interest at the rate of 9.000% per year, payable semi-annually in arrears on each of June 15 and December 15.
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
9.250% Senior Unsecured Notes due 2026

On March 26, 2018, BHA issued $1,500 million in aggregate principal amount of 9.250% Senior Unsecured Notes due 2026 (the “April 2026 Unsecured Notes”) in a private placement, the net proceeds of which, and cash on hand, were used to repurchase $1,500 million in aggregate principal amount of unsecured notes. All fees and expenses associated with these transactions were paid with cash on hand (collectively, the “March 2018 Refinancing Transactions”). The April 2026 Unsecured Notes accrue interest at the rate of 9.250% per year, payable semi-annually in arrears on each of April 1 and October 1.
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
8.500% Senior Unsecured Notes due 2027
As part of a 2018 refinancing transaction, BHA issued $750 million in aggregate principal amount of January 2027 Unsecured Notes in a private placement. The January 2027 Unsecured Notes accrue interest at the rate of 8.500% per year, payable semi-annually in arrears on each of January 31 and July 31.
As part of the March 2019 Refinancing Transactions described above, BHA issued $1,000 million aggregate principal amount of 8.500% Senior Unsecured Notes due January 2027. These are additional notes and form part of the same series as BHA’s existing January 2027 Unsecured Notes.
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
7.000% Senior Unsecured Notes due 2028 and 7.250% Senior Unsecured Notes due 2029 - May 2019 Refinancing Transactions
On May 23, 2019, the Company issued: (i) $750 million aggregate principal amount of 7.000% Senior Unsecured Notes due January 2028 (the "7.000% January 2028 Unsecured Notes") and (ii) $750 million aggregate principal amount of 7.250% Senior Unsecured Notes due May 2029 (the "May 2029 Unsecured Notes"), respectively, in a private placement. The proceeds and cash on hand were used to: (i) repurchase $1,118 million of May 2023 Unsecured Notes, (ii) repurchase $382 million of March 2023 Unsecured Notes and (iii) pay all fees and expenses associated with these transactions (collectively, the “May 2019 Refinancing Transactions”). The May 2019 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $32 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. Interest on the 7.000% January 2028 Unsecured Notes is payable semi-annually in arrears on each January 15 and July 15. Interest on the May 2029 Unsecured Notes is payable semi-annually in arrears on each May 30 and November 30.
The 7.000% January 2028 Unsecured Notes and the May 2029 Unsecured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2023 and May 30, 2024, respectively, at the redemption prices set forth in the respective indenture. The Company may redeem some or all of the 7.000% January 2028 Unsecured Notes or the May 2029 Unsecured Notes prior to January 15, 2023 and May 30, 2024, respectively, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to July 15, 2022, and May 30, 2022, the Company may redeem up to 40% of the aggregate principal amount of the 7.000% January 2028 Unsecured Notes or the May 2029 Unsecured Notes, respectively, using the proceeds of certain equity offerings at the redemption price set forth in the respective indenture.
5.000% Senior Unsecured Notes due 2028 and 5.250% Senior Unsecured Notes due 2030 - December 2019 Financing and Refinancing Transactions
On December 30, 2019, the Company issued: (i) $1,250 million aggregate principal amount of 5.000% Senior Unsecured Notes due January 2028 (the "5.000% January 2028 Unsecured Notes") and (ii) $1,250 million aggregate principal amount of 5.250% Senior Unsecured Notes due January 2030 (the "January 2030 Unsecured Notes") in a private placement. The proceeds and cash on hand were used to: (i) redeem $1,240 million of May 2023 Unsecured Notes on January 16, 2020, (ii) finance the $1,210 million settlement of certain U.S. Securities litigation as discussed in Note 20, "LEGAL PROCEEDINGS" and (iii) pay all fees and expenses associated with these transactions (collectively, the "December 2019 Financing and Refinancing Transactions"). The redemption of $1,240 million of May 2023 Unsecured notes was accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $24 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt's carrying value.
Interest on the 5.000% January 2028 Unsecured Notes is payable semi-annually in arrears on each January 30 and July 30. Interest on the January 2030 Unsecured Notes is payable semi-annually in arrears on each January 30 and July 30. The 5.000% January 2028 Unsecured Notes and the January 2030 Unsecured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 30, 2023 and January 30, 2025, respectively, at the redemption prices set forth in the respective indenture. The Company may redeem some or all of the 5.000% January 2028 Unsecured Notes or the January 2030 Unsecured Notes prior to January 30, 2023 and January 30, 2025, respectively, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to January 30, 2023, the Company may redeem up to 40% of the aggregate principal amount of the 5.000% January 2028 Unsecured Notes or the January 2030 Unsecured Notes using the proceeds of certain equity offerings at the redemption price set forth in the respective indenture.
6.250% Senior Unsecured Notes due 2029 - May 2020 Refinancing Transactions
On May 26, 2020, the Company issued $1,500 million aggregate principal amount of 6.250% Senior Unsecured Notes due February 2029 (the "6.250% February 2029 Unsecured Notes") in a private placement. The proceeds and cash on hand were used to: (i) repurchase $1,250 million aggregate principal amount of the outstanding March 2022 Secured Notes, (ii) prepay $303 million of mandatory amortization scheduled for payment in 2022 under the Company's June 2025 and November 2025 Term Loan B Facilities and (iii) pay all fees and expenses associated with these transactions (collectively, the "May 2020 Refinancing Transactions"). The May 2020 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $27 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt's carrying value. The 6.250% February 2029 Unsecured Notes accrue interest at the rate of 6.250% per year, payable semi-annually in arrears on each of February 15 and August 15.
The Company may redeem all or a portion of the 6.250% February 2029 Unsecured Notes at any time prior to February 15, 2024, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to August 15, 2023, the Company may redeem up to 40% of the aggregate principal amount of the outstanding 6.250% February 2029 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the 6.250% February 2029 Unsecured Notes indenture. On or after February 15, 2024, the Company may redeem all or a portion of the 6.250% February 2029 Unsecured Notes at the applicable redemption prices set forth in the 6.250% February 2029 Unsecured Notes indenture, plus accrued and unpaid interest to, but not including, the date of redemption.
5.000% Senior Unsecured Notes due 2029 and 5.250% Senior Unsecured Notes due 2031 – December 2020 Refinancing Transactions
On December 3, 2020, the Company issued $1,000 million aggregate principal amount of 5.000% Senior Unsecured Notes due February 2029 (the "5.000% February 2029 Unsecured Notes") and $1,000 million aggregate principal amount of 5.250% Senior Unsecured Notes due February 2031 (the "February 2031 Unsecured Notes") in a private placement. The aggregate proceeds and cash on hand were used to repurchase the remaining outstanding principal amounts of: (i) €1,500 million of the Euro Notes, (ii) $233 million of the March 2023 Unsecured Notes and (iii) pay all fees and expenses associated with these transactions (collectively, the "December 2020 Refinancing Transactions"). The December 2020 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $7 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt's carrying value. The 5.000% February 2029 Unsecured Notes accrue interest at the rate of 5.000% per year, payable semi-annually in arrears on each of February 15 and August 15. The February 2031 Unsecured Notes accrue interest at the rate of 5.250% per year, payable semi-annually in arrears on each of February 15 and August 15.
The Company may redeem all or a portion of the 5.000% February 2029 Unsecured Notes at any time prior to February 15, 2024, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to February 15, 2024, the Company may redeem up to 40% of the aggregate principal amount of the outstanding 5.000% February 2029 Unsecured Notes with the net proceeds of certain equity offerings at the redemption price set forth in the 5.000% February 2029 Unsecured Notes indenture. On or after February 15, 2024, the Company may redeem all or a portion of the 5.000% February 2029 Unsecured Notes at the applicable redemption prices set forth in the 5.000% February 2029 Unsecured Notes indenture, plus accrued and unpaid interest to, but not including, the date of redemption.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company's outstanding debt obligations as of December 31, 2021 and 2020 was 5.88% and 6.02%, respectively.
Maturities and Mandatory Payments
Maturities and mandatory payments of debt obligations for the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
2022	$—
2023	285
2024	—
2025	9,723
2026	1,500
Thereafter	11,362
Total gross maturities	22,870
Unamortized discounts	(216)
Total long-term debt and other	$22,654
Under the Restated Credit Agreement, there is no Excess Cash Flow payment due for 2021.
On February 11, 2022, the Company repaid its outstanding balance of $285 million under its 2023 Revolving Credit Facility.
As more fully discussed in Note 23, "SUBSEQUENT EVENTS", during January 2022, the Company: (i) issued conditional notices of redemption to redeem in full all of its outstanding April 2025 Unsecured Notes and to redeem $370 million aggregate principal amount of its outstanding December 2025 Unsecured Notes and (ii) issued $1,000 million aggregate principal amount of 6.125% Senior Secured Notes due February 2027.
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
The amounts included in Accumulated other comprehensive loss as of December 31, 2021 and 2020 were as follows:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2021	2020	2021	2020	2021	2020
Unrecognized actuarial losses	$(18)	$(21)	$(42)	$(76)	$(2)	$(3)
Unrecognized prior service credits	$—	$—	$25	$27	$8	$11
Net Periodic (Benefit) Cost
The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan in 2021, 2020 and 2019:

	Pension Benefit Plans						U.S. Postretirement Benefit Plan
	U.S. Plan			Non-U.S. Plans
(in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$1	$1	$2	$3	$3	$3	$—	$—	$—
Interest cost	4	6	8	4	4	5	1	1	1
Expected return on plan assets	(11)	(13)	(13)	(5)	(5)	(5)	—	—	—
Amortization of net loss	—	—	—	2	2	1	—	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(1)	(3)	(3)	(2)
Settlement loss recognized	—	—	—	8	—	—	—	—	—
Other	—	—	—	—	—	1	—	—	—
Net periodic (benefit) cost	$(6)	$(6)	$(3)	$11	$3	$4	$(2)	$(2)	$(1)

Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status for 2021 and 2020:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2021	2020	2021	2020	2021	2020
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$236	$227	$294	$259	$39	$41
Service cost	1	1	3	3	—	—
Interest cost	4	6	4	4	1	1
Settlements	(4)	—	(43)	(3)	—	—
Benefits paid	(11)	(15)	(4)	(4)	(3)	(4)
Actuarial (gain) losses	(6)	17	(8)	13	(2)	1
Currency translation adjustments	—	—	(18)	22	—	—
Projected benefit obligation, end of year	220	236	228	294	35	39

Change in Plan Assets
Fair value of plan assets, beginning of year	231	216	189	161	—	—
Actual return on plan assets	8	29	18	11	—	—
Company contributions	—	1	28	8	3	4
Settlements	(4)	—	(43)	(2)	—	—
Benefits paid	(11)	(15)	(4)	(4)	(3)	(4)
Currency translation adjustments	—	—	(13)	15	—	—
Fair value of plan assets, end of year	224	231	175	189	—	—
Funded status, end of year	$4	$(5)	$(53)	$(105)	$(35)	$(39)

Recognized as:
Other non-current assets	$4	$—	$—	$—	$—	$—
Accrued and other current liabilities	$—	$—	$2	$2	$4	$4
Other non-current liabilities	$—	$5	$51	$103	$31	$35
Included in Settlement loss recognized and Settlements in the tables above are the costs and payments associated with the conversion of a portion of the Company’s defined benefit plan in Ireland to a defined contribution plan during the fourth quarter of 2021.
A number of the Company’s pension benefit plans were underfunded as of December 31, 2021 and 2020, having accumulated benefit obligations exceeding the fair value of plan assets. There were no U.S. pension benefit plans that were underfunded as of December 31, 2021, having accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded pension benefit plans is as follows:

	U.S. Plan		Non-U.S. Plans
(in millions)	2021	2020	2021	2020
Projected benefit obligation	$—	$236	$228	$294
Accumulated benefit obligation	—	236	219	286
Fair value of plan assets	—	231	175	189
The Company’s policy for funding its pension benefit plans is to make contributions that meet or exceed the minimum statutory funding requirements. These contributions are determined based upon recommendations made by the actuary under accepted actuarial principles. In 2022, the Company expects to contribute $0, $9 million and $4 million to the U.S. pension benefit plan, the non-U.S. pension benefit plans and the U.S. postretirement benefit plan, respectively. The Company plans to use postretirement benefit plan assets and cash on hand, as necessary, to fund the U.S. postretirement benefit plan benefit payments in 2022.

Estimated Future Benefit Payments
Future benefit payments over the next 10 years for the pension benefit plans and the postretirement benefit plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension Benefit Plans		U.S. Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
2022	$15	$5	$4
2023	19	6	4
2024	17	7	3
2025	17	7	3
2026	16	7	3
2027-2031	73	42	11
Assumptions
The weighted-average assumptions used to determine net periodic benefit costs and benefit obligations for 2021, 2020 and 2019 were as follows:

	Pension Benefit Plans			U.S. Postretirement Benefit Plan
	2021	2020	2019	2021	2020	2019
For Determining Net Periodic (Benefit) Cost
U.S. Plans:
Discount rate	2.25%	3.16%	4.25%	2.09%	3.04%	4.16%
Expected rate of return on plan assets	5.00%	6.25%	7.25%	—	—	—
Rate of compensation increase	—	—	—	—	—	—
Interest crediting rate	4.75%	4.75%	5.00%
Non-U.S. Plans:
Discount rate	1.37%	1.68%	2.39%
Expected rate of return on plan assets	2.74%	2.98%	3.46%
Rate of compensation increase	2.60%	3.05%	2.89%
Interest crediting rate	—	—	—

	Pension Benefit Plans		U.S. Postretirement Benefit Plan

	2021	2020	2021	2020
For Determining Benefit Obligation
U.S. Plans:
Discount rate	2.69%	2.25%	2.57%	2.09%
Rate of compensation increase	—	—	—	—
Interest crediting rate	4.75%	4.75%
Non-U.S. Plans:
Discount rate	1.72%	1.37%
Rate of compensation increase	2.63%	2.60%
Interest crediting rate	—	—
The expected long-term rate of return on plan assets was developed based on a capital markets model that uses expected asset class returns, variance and correlation assumptions. The expected asset class returns were developed starting with current Treasury (for the U.S. pension plan) or Eurozone (for the Ireland pension plans) government yields and then adding corporate bond spreads and equity risk premiums to develop the return expectations for each asset class. The expected asset class returns are forward-looking. The variance and correlation assumptions are also forward-looking. They take into account historical relationships, but are adjusted to reflect expected capital market trends. The expected return on plan assets for the Company’s U.S. pension plan for 2021 was 5.00%. The expected return on plan assets for the Company’s Ireland pension plans was 2.75% for 2021.

The discount rate used to determine benefit obligations represents the current rate at which the benefit plan liabilities could be effectively settled considering the timing of expected payments for plan participants.
The 2022 expected rate of return for the U.S. pension benefit plan will be 4.50%. The 2022 expected rate of return for the Ireland pension benefit plans will be 2.75%.
Pension Benefit Plans Assets
Pension benefit plan assets are invested in several asset categories. The following presents the actual asset allocation as of December 31, 2021 and 2020:

	2021	2020
U.S. Plan
Cash and cash equivalents	1%	1%
Equity securities	30%	39%
Fixed income securities	69%	60%
Non-U.S. Plans
Cash and cash equivalents	9%	3%
Equity securities	31%	28%
Fixed income securities	39%	58%
Other	21%	11%
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

The table below presents total plan assets by investment category as of December 31, 2021 and 2020 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value. There were no transfers between Level 1 and Level 2 during 2021 and 2020.

	Pension Benefit Plans - U.S. Plans
	December 31, 2021				December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$—	$—	$1	$2	$—	$—	$2
Commingled funds:
Equity securities:
U.S. broad market	—	36	—	36	—	48	—	48
Emerging markets	—	6	—	6	—	9	—	9
Worldwide developed markets	—	16	—	16	—	20	—	20
Other assets	—	10	—	10	—	14	—	14
Fixed income securities:
Investment grade	—	155	—	155	—	138	—	138
	$1	$223	$—	$224	$2	$229	$—	$231

	Pension Benefit Plans - Non-U.S. Plans
	December 31, 2021				December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$15	$—	$15	$—	$5	$—	$5
Commingled funds:
Equity securities:
Emerging markets	—	3	—	3	—	1	—	1
Worldwide developed markets	—	51	—	51	—	51	—	51
Fixed income securities:
Investment grade	—	3	—	3	—	6	—	6
Global high yield	—	—	—	—	—	1	—	1
Government bond funds	1	65	—	66	1	102	—	103
Other assets	—	35	2	37	—	20	2	22
	$1	$172	$2	$175	$1	$186	$2	$189
Cash equivalents consisted primarily of term deposits and money market instruments. The fair value of the term deposits approximates their carrying amounts due to their short term maturities. The money market instruments also have short maturities and are valued using a market approach based on the quoted market prices of identical instruments.
Commingled funds are not publicly traded. The underlying assets in these funds are publicly traded on the exchanges and have readily available price quotes. The Ireland pension plans held approximately 95% and 96% of the non-U.S. commingled funds in 2021 and 2020, respectively. The commingled funds held by the U.S. and Ireland pension plans are primarily invested in index funds.
The underlying assets in the fixed income funds are generally valued using the net asset value per fund share, which is derived using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S., Ireland and certain other countries. Under these plans, employees are allowed to contribute a portion of their salaries to the plans, and the Company matches a portion of the employee contributions. The Company contributed $44 million, $43 million and $41 million to these plans during the years ended December 31, 2021, 2020 and 2019, respectively.

12.LEASES
Right-of-use assets and lease liabilities associated with the Company's operating leases are included in the Consolidated Balance Sheet as of December 31, 2021 and 2020 as follows:

(in millions)	2021	2020
Right-of-use assets included in:
Other non-current assets	$247	$259
Lease liabilities included in:
Accrued and other current liabilities	$50	$52
Other non-current liabilities	214	227
Total lease liabilities	$264	$279
As of December 31, 2021, 2020 and 2019 the Company's finance leases were not material and for the years 2021, 2020 and 2019 sub-lease income and short-term lease expense were not material. Lease expense for the years 2021, 2020 and 2019 include:

(in millions)	2021	2020	2019
Operating lease costs	$67	$65	$62
Variable operating lease costs	$12	$12	$16
Other information related to operating leases for 2021, 2020 and 2019 is as follows:

(dollars in millions)	2021	2020	2019
Cash paid from operating cash flows for amounts included in the measurement of lease liabilities	$76	$74	$73
Right-of-use assets obtained in exchange for new operating lease liabilities	$46	$39	$47
Weighted-average remaining lease term	7.2 years	7.6 years	8.2 years
Weighted-average discount rate	6.1%	6.2%	6.2%
As of December 31, 2021, future payments under noncancelable operating leases for each of the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
2022	$64
2023	53
2024	41
2025	38
2026	34
Thereafter	100
Total	330
Less: Imputed interest	66
Present value of remaining lease payments	264
Less: Current portion	50
Non-current portion	$214
13.SHARE-BASED COMPENSATION
In May 2014, shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”), which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan was equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered 20,000,000 common shares of common stock for issuance under the 2014 Plan.
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
Approximately 11,593,000 common shares were available for future grants as of December 31, 2021. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plans.
The Company has a long-term incentive program with the objective of aligning the share-based awards granted to senior management with the Company’s focus on improving its tangible capital usage and allocation, while maintaining focus on improving total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and performance-based RSUs. Performance-based RSUs are comprised of: (i) awards that vest upon achievement of certain share price appreciation conditions that are based on total shareholder return (“TSR”), (ii) awards that vest upon attainment of certain performance targets that are based on the Company’s return on tangible capital (“ROTC”) and (iii) vest fully or partially upon attainment of certain goals that are linked to the B+L Separation.
The components and classification of share-based compensation expense related to stock options and RSUs for the years 2021, 2020 and 2019 were as follows:

(in millions)	2021	2020	2019
Stock options	$15	$15	$21
RSUs	113	90	81
Share-based compensation expense	$128	$105	$102

Research and development expenses	$10	$11	$9
Selling, general and administrative expenses	118	94	93
Share-based compensation expense	$128	$105	$102
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

The fair values of all stock options granted for the years 2021, 2020 and 2019 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2021	2020	2019
Expected stock option life (years)	3.0	3.0	3.0
Expected volatility	50.2%	38.7%	46.5%
Risk-free interest rate	0.4%	1.2%	2.5%
Expected dividend yield	—%	—%	—%
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
The following table summarizes stock option activity during 2021:

(in millions, except per share amounts)	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	8.7	$25.59
Granted	1.6	$32.01
Exercised	(1.2)	$18.20
Expired or forfeited	(0.2)	$29.33
Outstanding, December 31, 2021	8.9	$27.65	6.6	$36
Vested and expected to vest, December 31, 2021	8.5	$27.65	6.5	$35
Vested and exercisable, December 31, 2021	5.5	$27.60	5.5	$30
The weighted-average fair values of all stock options granted in 2021, 2020 and 2019 were $10.92, $6.60 and $8.45, respectively. The total intrinsic values of stock options exercised in 2021, 2020 and 2019 were $15 million, $2 million and $3 million, respectively. Proceeds received on the exercise of stock options in 2021, 2020 and 2019 were $22 million, $5 million and $5 million, respectively.
As of December 31, 2021, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $10 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.6 years. The total fair value of stock options vested in 2021, 2020 and 2019 were $15 million, $15 million and $18 million, respectively.
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
The following table summarizes non-vested time-based RSU activity during 2021:

(in millions, except per share amounts)	Time-Based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2021	5.7	$21.98
Granted	3.4	$31.51
Vested	(3.3)	$21.00
Forfeited	(0.4)	$26.77
Non-vested, December 31, 2021	5.4	$28.16
As of December 31, 2021, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $68 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.6 years. The total fair value of time-based RSUs vested in 2021, 2020 and 2019 were $69 million, $66 million and $34 million, respectively.
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
The fair value of each TSR performance-based RSU granted during 2021, 2020 and 2019 was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. The fair value of the ROTC performance-based RSUs is estimated based on the trading price of the Company’s common shares on the date of grant. Expense recognized for the ROTC performance-based RSUs in each reporting period reflects the Company’s latest estimate of the number of ROTC performance-based RSUs that are expected to vest. If the ROTC performance-based RSUs do not ultimately vest due to the ROTC targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
The fair values of TSR performance-based RSUs granted during 2021, 2020 and 2019 were estimated with the following assumptions:

	2021	2020	2019
Contractual term (years)	3.0	3.0	3.0
Expected Company share volatility	52%	38.6%	46.5%
Risk-free interest rate	0.4%	1.2%	2.5%
The expected company share volatility was determined based on implied volatility in the market traded options of the Company’s common stock. The risk-free interest rate was determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the performance-based RSUs.

The following table summarizes non-vested performance-based RSU activity during 2021:

(in millions, except per share amounts)	Performance-based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2021	2.3	$28.10
Granted	1.0	$40.42
Vested	(1.0)	$27.23
Non-vested, December 31, 2021	2.3	$33.92
During 2021, the Company granted approximately 1,035,000 performance-based RSUs, consisting of approximately 400,000 units of TSR performance-based RSUs with an average grant date fair value of $56.04 per RSU, approximately 413,000 units of ROTC performance-based RSUs with a weighted-average grant date fair value of $31.72 per RSU and approximately 222,000 of other performance-based RSU's with a weighted-average grant date fair value of $28.49.
As of December 31, 2021, the total remaining unrecognized compensation expense related to non-vested performance-based RSUs amounted to $32 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.7 years. A maximum of approximately 3,476,000 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2021.
14.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss as of December 31, 2021 and 2020 consists of:

(in millions)	2021	2020
Foreign currency translation adjustment	$(1,905)	$(2,077)
Pension adjustment, net of tax	(19)	(56)
Accumulated other comprehensive loss	$(1,924)	$(2,133)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested.
15.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs for the years 2021, 2020 and 2019 consists of:

(in millions)	2021	2020	2019
Product related research and development	$440	$420	$434
Quality assurance	25	32	37
Research and development	$465	$452	$471
16.OTHER EXPENSE, NET
Other expense, net for the years 2021, 2020 and 2019 consists of:

(in millions)	2021	2020	2019
Litigation and other matters	$356	$422	$1,401
Acquired in-process research and development costs	8	32	41
Net gain on sales of assets	(2)	(1)	(31)
Acquisition-related contingent consideration	11	48	20
Other, net	—	1	(5)
Other expense, net	$373	$502	$1,426

In 2021, Litigation and other matters of $356 million includes adjustments related to the Glumetza Antitrust Litigation, partially offset by insurance recoveries related to certain litigation matters. In 2020, Litigation and other matters of $422 million includes net charges related to the U.S. Securities Litigation, the SEC Investigation and the Canadian Securities Litigation and related opt-outs. In 2020, Litigation and other matters also includes an insurance recovery related to a certain litigation matter. In 2019, Litigation and other matters of $1,401 million includes the settlement of a legacy U.S. securities class action matter. Certain of these matters and other significant matters are discussed in further detail in Note 20, "LEGAL PROCEEDINGS".
In 2020 and 2019, Acquired in-process research and development costs of $32 million and $41 million, primarily consist of costs associated with the upfront payments to enter into certain exclusive licensing agreements.
In 2019, Net gain on sales of assets includes $20 million related to the achievement of a milestone related to a certain product.
17.INCOME TAXES
The components of Loss before benefit from income taxes for 2021, 2020 and 2019 consist of:

(in millions)	2021	2020	2019
Domestic	$(323)	$(410)	$(2,396)
Foreign	(701)	(524)	559
	$(1,024)	$(934)	$(1,837)
The components of Benefit from income taxes for 2021, 2020 and 2019 consist of:

(in millions)	2021	2020	2019
Current:
Domestic	$(23)	$(8)	$(12)
Foreign	74	(216)	(116)
	51	(224)	(128)
Deferred:
Domestic	20	9	(5)
Foreign	16	590	187
	36	599	182
	$87	$375	$54

The Benefit from income taxes differs from the expected amount calculated by applying the Company’s Canadian statutory rate of 26.9% to Loss before benefit from income taxes for 2021, 2020 and 2019 as follows:

(in millions)	2021	2020	2019
Loss before benefit from income taxes	$(1,024)	$(934)	$(1,837)
Benefit from income taxes
Expected benefit from income taxes at Canadian statutory rate	$275	$251	$494
Non-deductible amount of share-based compensation	(9)	(9)	(7)
Adjustments to tax attributes	(59)	26	(99)
Change in valuation allowance related to foreign tax credits and NOLs	28	62	21
Change in valuation allowance on Canadian deferred tax assets and tax rate changes	40	687	(142)
Change in uncertain tax positions	112	(163)	(350)
Foreign tax rate differences	(198)	(128)	186
Non-deductible portion of Goodwill impairments	(99)	—	—
Tax benefit on intra-entity transfers	—	(338)	—
Other	(3)	(13)	(49)
	$87	$375	$54
Deferred tax assets and liabilities as of December 31, 2021 and 2020 consist of:

(in millions)	2021	2020
Deferred tax assets:
Tax loss carryforwards	$2,973	$2,924
Provisions	991	1,004
Research and development tax credits	173	172
Scientific Research and Experimental Development pool	52	55
Tax credit carryforwards	14	20
Deferred revenue	3	9
Prepaid expenses	26	27
Share-based compensation	17	16
Other	38	24
Total deferred tax assets	4,287	4,251
Less valuation allowance	(2,222)	(2,252)
Deferred tax assets net of valuation allowance	2,065	1,999
Deferred tax liabilities:
Intangible assets	188	228
Plant, equipment and technology	44	89
Outside basis differences	110	71
Unrealized FX on U.S. dollar debt and other financing cost	—	2
Total deferred tax liabilities	342	390
Net deferred tax asset	$1,723	$1,609

The following table presents a reconciliation of the deferred tax asset valuation allowance for 2021, 2020 and 2019:

(in millions)	2021	2020	2019
Balance, beginning of year	$2,252	$2,831	$2,913
Charged to Benefit from income taxes	(63)	(773)	13
Charged to other accounts	33	194	(95)
Balance, end of year	$2,222	$2,252	$2,831
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
The realization of deferred tax assets is dependent on the Company generating sufficient domestic and foreign taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies. In 2021, the valuation allowance decreased by $30 million primarily due to book taxable income in Canada, the change in deferred tax assets in Canada and the use of deferred tax assets in the U.S. in connection with internal restructurings. In 2020, the valuation allowance decreased by $579 million as a result of taxable losses in Canada as offset by a reduction of deferred tax assets due to internal restructurings. Given the Company’s history of pre-tax losses and expected future losses in Canada, the Company maintained that there was insufficient objective evidence to release the valuation allowance against Canadian tax loss carryforwards, International Tax Credits (“ITC”) and pooled Scientific Research and Experimental Development Tax Incentive (“SR&ED”) expenditures. The Canadian valuation allowance represents a material portion of the Company's total valuation allowance.
As of December 31, 2021 and 2020, the Company had accumulated taxable losses available to offset future years’ federal and provincial taxable income in Canada of approximately $6,669 million and $6,530 million, respectively.  As of December 31, 2021 and 2020, unclaimed ITCs available to offset future federal taxes in Canada were approximately $31 million and $37 million, respectively, which expire in the years 2022 through 2041.  In addition, as of December 31, 2021 and 2020, pooled SR&ED expenditures available to offset against future taxable income in Canada were approximately $196 million and $206 million, respectively, which may be carried forward indefinitely. As of December 31, 2021 and 2020, a full valuation allowance against the net Canadian deferred tax assets on the parent company has been provided of $1,965 million and $1,966 million, respectively.
As of December 31, 2021 and 2020, the Company had accumulated taxable losses available to offset future years' federal taxable income in the U.S. of approximately $266 million and $814 million, respectively, including acquired losses which expire in the years 2022 through 2037. While the remaining taxable losses are subject to multiple annual loss limitations as a result of previous ownership changes, the Company believes that the recoverability of the deferred tax assets associated with these taxable losses are more likely than not to be realized. As of December 31, 2021 and 2020 U.S. research and development credits available to offset future years' federal income taxes in the U.S. were approximately $119 million and $110 million, respectively, which includes acquired research and development credits and which expire in the years 2022 through 2042. In the U.S. the Company has a capital loss of which is offset by a full valuation allowance since the benefit is not expected to be realized.
As of December 31, 2021 and 2020, the Company had accumulated taxable losses available to offset future years’ taxable income in Ireland of approximately $10,040 million and $8,387 million, respectively.  As of December 31, 2021, the Company continues to have a capital loss which is offset by a valuation allowance on the portion of the loss for which a benefit is not expected to be realized.

The Company provides for income taxes on the unremitted earnings of its direct foreign affiliates except for its direct U.S. subsidiaries. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated. As of December 31, 2021, the Company estimates that there will be no tax liability attributable to unremitted earnings of its U.S. subsidiaries. However, distribution of future earnings could be subject to U.S. withholding tax.
As of December 31, 2021 and 2020, unrecognized tax benefits (including interest and penalties) were $927 million and $1,025 million, of which $271 million and $414 million would affect the effective income tax rate, respectively. In 2021 and 2020, the remaining unrecognized tax benefits would not impact the effective tax rate as the tax positions are offset against existing tax attributes or are timing in nature. In 2021 and 2020, the Company recognized net increases to unrecognized tax benefits for current year tax positions of $79 million and $66 million, respectively. The Company recognized a net reduction of $177 million during 2021 and a net reduction of $42 million during 2020 in the unrecognized tax benefits related to tax positions taken in the prior years.
The Company provides for interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2021 and 2020, accrued interest and penalties related to unrecognized tax benefits were approximately $41 million and $49 million, respectively. In 2021, the Company recognized a net decrease of approximately $8 million and, in 2020, recognized an increase of $4 million of interest and penalties, respectively.
The Company and one or more of its subsidiaries file federal income tax returns in Canada, the U.S., and other foreign jurisdictions, as well as various provinces and states in Canada and the U.S. The Company and its subsidiaries have open tax years, primarily from 2012 to 2020, with significant taxing jurisdictions, respectively, including Canada and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations and tax treaties, as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. Certain of these tax years are expected to remain open indefinitely.

Jurisdiction:	Open Years
United States - Federal	2015 - 2020
Canada	2012 - 2020
Germany	2014 - 2020
France	2013 - 2020
China	2016 - 2020
Ireland	2016 - 2020
Netherlands	2017 - 2020
Australia	2011 - 2020
Luxembourg	2017 - 2020
The Internal Revenue Service (the "IRS") completed its examinations of the Company’s U.S. consolidated federal income tax returns for the years 2013 and 2014. There were no material adjustments to the Company's taxable income as a result of these examinations. However, the 2014 tax year remains open to the extent of a 2017 capital loss carried back to that year. Additionally, the IRS has selected for examination the Company's annual tax filings for 2015 and 2016 and the Company's short period tax return for the period ended September 8, 2017, which was filed as a result of the Company's internal restructuring efforts during 2017. In 2017, the Company undertook an internal restructuring in the form of what is commonly known as a Granite Trust transaction, which resulted in a recorded capital loss (the “2017 Capital Loss”). Recently, the Company has received a notice of proposed adjustment from the IRS that would disallow the 2017 Capital Loss and expects to receive a notice of proposed tax deficiency from the IRS, after which the Company intends to contest proposed tax deficiency through the IRS administrative appeals process. If the Company were ultimately unsuccessful in defending its position, and all or a substantial portion of the 2017 Capital Loss deduction were disallowed, the Company could be liable for additional taxes (excluding penalties and interest) of up to $2,100 million, which could have an adverse effect on the Company’s financial condition and results of operations. The Company intends to vigorously defend its position, including through appropriate litigation, if necessary, and ultimately believes it will sustain its deduction of the 2017 Capital Loss, and, accordingly, no income tax provision has been recorded.
The Company is currently under examination by the Canada Revenue Agency (“CRA”) for three separate cycles: (a) years 2012 through 2013 (b) years 2014 through 2015, and (c) years 2016 through 2017. The Company believes that the CRA will open an audit cycle for the years 2018 – 2019 in 2022. The Company settled the tax years from 2005 through 2009 with the CRA. The Company had previously filed a Notice of Objection related to the assessment of these years and reduced net operating losses with a full valuation allowance by CAD 44 million to close these years. The adjustment did not result in a material change to the provision for income taxes. The CRA audits of the 2010 and 2011 tax years were closed in 2016 and resulted in no material adjustments. The Company received an assessment for certain transfer pricing matters in 2012 and 2013 for CAD 85 million and CAD 90 million, respectively. The Company disagrees with the adjustments and has filed a Notice of Objection for 2012 and 2013. The Company settled certain transfer pricing matters relating the 2015 and 2016 tax years resulting in a reduction to its NOLs of approximately CAD 21 million for 2015 and will receive a further adjustment for 2016. The expected adjustment for 2016 will reduce NOLs currently offset by a full valuation allowance.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2016. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's Consolidated Financial Statements.
The Company’s subsidiaries in Australia are under audit by the Australian Tax Office for various years beginning in 2010. On August 8, 2017, the Australian Taxation Office issued a notice of assessment for the tax years 2011 through 2017 in the aggregate amount of $117 million, which includes penalties and interest. The Company disagrees with the assessment and continues to believe that its tax positions are appropriate and supported by the facts, circumstances and applicable laws. The Company intends to defend its tax position in this matter vigorously and has filed a holding objection against the assessment by the Australian Taxation Office and has secured a bank guarantee to cover any potential cash outlays regarding this assessment. The bank guarantee has been reduced over time to now be an immaterial value. Negotiations with the Australian Tax Office are ongoing and the Company expects to enter into a Settlement Deed in early 2022 with no material adverse results.
The Company's U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2020.
Certain affiliates of the Company in regions outside of Canada, the U.S., Germany, Luxembourg and Australia are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain tax benefits. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's Consolidated Financial Statements.
The following table presents a reconciliation of the unrecognized tax benefits for 2021, 2020 and 2019:

(in millions)	2021	2020	2019
Balance, beginning of year	$1,025	$1,002	$654
Additions based on tax positions related to the current year	79	66	361
Additions for tax positions of prior years	121	171	63
Reductions for tax positions of prior years	(129)	(209)	(58)
Lapse of statute of limitations	(169)	(5)	(18)
Balance, end of year	$927	$1,025	$1,002
The Company believes it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2021 could decrease by approximately $104 million in the next twelve months as a result of the resolution of certain tax and transfer pricing audits and other events.
18.LOSS PER SHARE
Loss per share attributable to Bausch Health Companies Inc. for 2021, 2020 and 2019 were calculated as follows:

(in millions, except per share amounts)	2021	2020	2019
Net loss attributable to Bausch Health Companies Inc.	$(948)	$(560)	$(1,788)
Basic and diluted weighted-average common shares	358.9	355.0	352.1
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(2.64)	$(1.58)	$(5.08)

In 2021, 2020 and 2019, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 4,932,000, 3,154,000 and 5,106,000 common shares for 2021, 2020 and 2019, respectively.
Additionally, in 2021, 2020 and 2019, stock options, time-based RSUs and performance-based RSUs to purchase approximately 3,428,000, 9,551,000 and 2,598,000 common shares of the Company, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During 2021, an additional 156,000 performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met.
19.SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for 2021, 2020 and 2019 are as follows:

(in millions)	2021	2020	2019
Other payments
Interest paid	$1,419	$1,474	$1,537
Income taxes paid	$240	$162	$172
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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of December 31, 2021, the Company's Consolidated Balance Sheets includes accrued current loss contingencies of $1,890 million related to matters which the Company believes a potential resolution or settlement is both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
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
On December 16, 2019, the Company announced that it had agreed to settle, subject to final court approval, the consolidated securities class action filed in the U.S. District Court for the District of New Jersey (In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658). On January 31, 2021, the District Court

issued an order granting final approval of this settlement. On February 4, 2021, Timber Hill LLC filed a notice of appeal of the Court’s final approval order, which overruled its objections to the allocation of settlement proceeds as between common stock and options. On March 1, 2021, Cathy Lochridge filed a notice of appeal of the Court’s final approval order, which overruled her objections as to the attorneys’ fees awarded to class counsel. On October 14, 2021, Timber Hill dismissed its appeal of the final approval order. On December 20, 2021, the Third Circuit denied Lochridge’s appeal. On January 3, 2022, Lochridge filed a petition for rehearing of the appeal en banc which remains pending.
In October 2015, four putative securities class actions were filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor. On May 31, 2016, the court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658. On December 16, 2019, the Company, the current or former officers and directors, ValueAct, and the underwriters announced that they agreed to resolve the securities action for $1,210 million, subject to final court approval. This settlement received final approval from the court on January 31, 2021 and will resolve and discharge all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. The settlement remains subject to an appeal of the final court approval (as such appeal is further described above). In order to qualify for a settlement payment all persons and entities that purchased or otherwise acquired the Company securities during the class period must have submitted a proof of claim and release form by May 6, 2020. The settlement payments have been paid into an escrow account in accordance with the payment schedule outlined in the settlement agreement. These payments, less certain settlement expenses and attorneys' fees, will remain in escrow until resolution of the appeal of the final court approval of the settlement agreement. The opt-out litigations discussed below remain ongoing. As of December 31, 2021, Restricted cash and other settlement deposits includes an aggregate $1,210 million of: (i) payments in the escrow fund and (ii) certain disbursements for settlement expenses and attorney's fees. Disbursements for attorney's fees remain refundable until resolution of the appeal of the final court approval of the settlement agreement.
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
Canadian Securities Litigation
In 2015, six putative class actions were filed and served against the Company and certain current or former officers and directors in Canada in the provinces of British Columbia, Ontario and Quebec. These actions are captioned: (a) Alladina v. Valeant, et al. (Case No. S-1594B6) (Supreme Court of British Columbia) (filed November 17, 2015); (b) Kowalyshyn v. Valeant, et al. (CV-15-540593-00CP) (Ontario Superior Court) (filed November 16, 2015); (c) Kowalyshyn et al. v. Valeant, et al. (CV-15-541082-00CP) (Ontario Superior Court) (filed November 23, 2015); (d) O’Brien v. Valeant et al. (CV-15-543678-00CP) (Ontario Superior Court) (filed December 30, 2015); (e) Catucci v. Valeant, et al. (Court File No. 540-17-011743159, then Court File No. 500-06-000783-163) (Quebec Superior Court) (filed October 26, 2015); and (f) Rousseau-Godbout v. Valeant, et al. (Court File No. 500-06-000770-152) (Quebec Superior Court) (filed October 27, 2015).
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
On August 4, 2020, the Company entered into a settlement agreement with the plaintiffs in Catucci, on behalf of the class, pursuant to which it agreed to resolve the Catucci action for the amount of CAD 94 million plus payment of an additional amount to cover notice and settlement administration costs and disbursements. As part of the settlement, the Company and the other defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. Court approval of the settlement was granted after a hearing on November 16, 2020. The Catucci action has now been dismissed against the Company, its current and former directors and officers, its underwriters and its insurers.
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
On October 8 and 9, 2020, respectively, CalSTRS amended its proceedings to, among other things, include a new alleged misrepresentation concerning the accounting treatment of “price appreciation credits” in respect of Glumetza® during the period covered by the claims. A hearing was held on February 17, 2021 with respect to whether CalSTRS would be permitted to file the proposed amended proceedings. On June 9, 2021, the Quebec Superior Court granted the Company’s application to strike the new allegations from its Quebec Securities Act claim, but permitted the amendments to its claim under the Quebec Civil Code. On December 8, 2021, CalSTRS delivered its amended pleadings.
On March 17, 2021, four additional opt-outs from the Catucci class issued a Statement of Claim in the Ontario Superior Court of Justice. That proceeding is captioned The Bank of Korea et al. v. Valeant Pharmaceuticals International Inc. et al. (Court File No. 21-00658966-0000). In addition, these plaintiffs also served and filed a motion for leave to pursue claims under the Ontario Securities Act. The allegations in this proceeding are similar to those made by the plaintiffs in the Catucci class action and the plaintiffs in the opt-out actions described above.
The Company believes that it has viable defenses in each of these actions. In each case, the Company intends to defend itself vigorously.

RICO Class Actions
Between May 27, 2016 and September 16, 2016, three actions were filed in the U.S. District Court for the District of New Jersey against the Company and various third-parties (these actions were subsequently consolidated), alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third-party payors that paid claims submitted by Philidor for certain Company-branded drugs between January 2, 2013 and November 9, 2015.  The consolidated complaint alleges, among other things, that the defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding: (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription.  The complaint further alleges that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute. On August 4, 2021, the Company executed a stipulation of settlement for this action and, on August 17, 2021, the Court preliminarily approved the settlement. On December 6, 2021 the Special Master overseeing this litigation issued a report and recommendation recommending final approval of the settlement, and on February 22, 2022 the settlement was approved by the district court.
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
Antitrust
Generic Pricing Antitrust Litigation
The Company's subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing

Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL No. 2724, 16-MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which have been brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, States, and various Counties, Cities, and Towns, have been consolidated into the MDL. There are also additional, separate complaints which have been consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. There are cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed in the cases. The cases have been put in deferred status. The Company disputes the claims against it and continues to defend itself vigorously.
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
Glumetza State-Law Insurer Litigation
On February 8, 2021, the insurer plaintiff from the federal In re Glumetza Antitrust Litigation, Case No. 3:19-cv-05822-WHA (N.D. Cal.) (the “In re Glumetza Antitrust Litigation”) (discussed in further detail below) filed an action asserting its indirect (state law) claims in the Superior Court of Alameda County, California against the Company and others (the “State Court Action”). The State Court Action alleges that a 2012 settlement of a patent litigation regarding Glumetza® delayed generic entry in exchange for an agreement not to launch an authorized generic of Glumetza® or grant any other company a license to do so. The State Court Action alleges that the settlement agreement resulted in higher prices for Glumetza® and its generic equivalent both prior to and after generic entry. On September 20, 2021, the parties stipulated that the insurer plaintiff’s direct opt-out claims from In re Glumetza Antitrust Litigation, discussed below, were deemed asserted in the State Court Action.
Defendants’ demurrer in the State Court Action was heard on September 22, 2021. On November 11, 2021, the court denied the motion in part and granted it in part as to certain state law claims, with leave to amend. The insurer plaintiff did not amend the complaint. Defendants’ answers were filed on February 3, 2022. The Company disputes the claims and intends to vigorously defend this matter.
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Xifaxan® 550mg, Bryhali®, Duobrii®, Trulance®, Lumify® and Relistor® Injection in the United States, and Jublia® in Canada or other similar suits.
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
In September 2021, the Company commenced litigation against Slayback Pharma LLC and Slayback Pharma India LLP (together, “Slayback”) alleging patent infringement by Slayback Pharma LLC’s filing of its ANDA No. 216361, referencing Lumify® (0.025% brimonidine tartrate ophthalmic solution). This suit had been filed following receipt of a Notice of Paragraph IV Certification from Slayback Pharma LLC, in which it had asserted that the U.S. patents listed in the FDA's Orange Book for the Company’s Lumify® brimonidine tartrate ophthalmic solution, were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of its generic brimonidine tartrate solution. The filing of this suit triggered a 30-month stay of the approval of the Slayback ANDA for its brimonidine tartrate solution. The Company remains confident in the strength of the Lumify® patents and intends to vigorously defend its intellectual property.
On February 2, 2022 the Company commenced litigation against Lupin Pharmaceuticals, Inc. (“Lupin”) alleging patent infringement by Lupin’s filing of its ANDA No. 216716, referencing Lumify® (0.025% brimonidine tartrate ophthalmic solution). This suit had been filed following receipt of a Notice of Paragraph IV Certification from Lupin, in which it had asserted that the U.S. patents listed in the FDA's Orange Book for the Company’s Lumify® brimonidine tartrate ophthalmic solution, were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of its generic brimonidine tartrate solution. The filing of this suit triggered a 30-month stay of the approval of the Lupin ANDA for its brimonidine tartrate solution. The Company remains confident in the strength of the Lumify® patents and will continue to vigorously pursue this matter and defend its intellectual property.
Jublia Patent Litigation
In addition, patents covering the Company's branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review ("IPR") at the U.S. Patent & Trademark Office. The proceedings operate under different standards from district court proceedings, and are often completed within 18 months of institution. IPR challenges have been brought against patents covering the Company's branded pharmaceutical products. For example, following Acrux DDS’s IPR petition, the U.S. Patent and Trial Appeal Board ("PTAB"), in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia® (U.S. Patent No. 7,214,506 (the "‘506 Patent")) and, on

June 6, 2018, issued a written determination invalidating such patent. An appeal of this decision was filed on August 7, 2018. On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings. As a result of a settlement, a joint motion to terminate the proceedings was filed on November 12, 2020 and, on January 8, 2021, the PTAB granted this motion. The ‘506 Patent, therefore, remains valid and enforceable and expires in 2026. Jublia® is covered by fourteen Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2028 through 2035. In August and September 2018, the Company received notices of the filing of a number of ANDAs with paragraph IV certification, and has timely filed patent infringement suits against these ANDA filers, and, in addition, the Company has also commenced certain patent infringement proceedings in Canada against four separate defendants. All cases in the U.S. regarding Jublia® have been settled. In Canada, two lawsuits remain pending against Apotex Inc.
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, the Company has been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-nine (29) of such product liability suits currently remain pending. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to the Company and its affiliates, and legal fees and costs will be paid by Johnson & Johnson. Twenty-eight (28) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions have been filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to the Company or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December 16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing the Company as a defendant; as a result, the British Columbia class action is concluded as to the Company.
Johnson & Johnson, through one or more subsidiaries has purported to have completed a Texas divisional merger with respect to any talc liabilities at Johnson & Johnson Consumer, Inc. (“JJCI”). LTL Management, LLC (“LTL”), the resulting entity of the divisional merger, assumed JJCI’s talc liabilities and thereafter filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of North Carolina. Pursuant to a court order, the case was transferred to the United States District Court for the District of New Jersey. Notwithstanding the divisional merger and LTL’s bankruptcy case, the Company and its affiliates continue to have indemnification claims and rights against Johnson & Johnson and LTL pursuant to the terms of the indemnification agreement entered into between JJCI and its affiliates and the Company and its affiliates, which indemnification agreement remains in effect. As a result, it is the Company's current expectation that it will not incur any material impairments with respect to its indemnification claims as a result of the divisional merger or the bankruptcy. Substantially all cases subject to the indemnification agreement related to Johnson & Johnson’s talc liability are stayed through February 28, 2022, pursuant to a preliminary injunction issued by the bankruptcy court. Motions to dismiss the LTL bankruptcy, as well as extend the stay beyond February 28, 2022, were argued in the bankruptcy court in February 2022. A decision of the court is pending. To the extent that any cases subject to the indemnification agreement proceed during the pendency of the bankruptcy case, it is the Company's expectation that Johnson & Johnson, in accordance with the indemnification agreement, will continue to vigorously defend the Company in each of the remaining actions.
General Civil Actions
California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. The Company filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief; Appellees' response briefs were filed on October 8, 2021. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the bankruptcy court in the LTL bankruptcy proceeding. This stay included Appellants’ reply brief deadline, which was previously due to be filed on or before December 2, 2021.
The Company and Bausch Health US dispute the claims against them and intend to defend this lawsuit vigorously.
New Mexico Attorney General Consumer Protection Action
The Company and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v. Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc., the Company and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. In April 2020, Bausch Health US filed a motion to dismiss, which in September 2020, the Court granted in part as to the New Mexico Medicaid Fraud Act and New Mexico Fraud Against Taxpayers Act claims and denied as to all other claims. The State of New Mexico brings claims against all defendants under the New Mexico Unfair Practices Act and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit seeks to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. Bausch Health US filed its answer on November 16, 2020. On December 30, 2020 Johnson & Johnson filed a Motion for Partial Judgment on the Pleadings and on January 4, 2021, Bausch Health US filed a joinder to that motion, which was denied on March 8, 2021. Trial is scheduled to begin on January 18, 2023.
The Company and Bausch Health US dispute the claims against them and intend to defend this lawsuit vigorously.
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas summary judgment on its counterclaims against Plaintiff and dismissing Plaintiff’s claims against it. The motion was fully briefed as of May 2021. The Court held a hearing on the motion on January 25, 2022. The motion remains pending. Bausch Health Americas disputes the claims against it and will continue to defend itself vigorously.
Litigation with Former Salix CEO
On January 28, 2019, former Salix Ltd. CEO and director Carolyn Logan filed a lawsuit in the Delaware Court of Chancery, Case No. 2019-0059, asserting claims for breach of contract and declaratory relief. On November 19, 2021, Logan amended her complaint to add a claim for breach of the implied covenant of good faith and fair dealing. The lawsuit arises out of the contractual termination of approximately $30 million in unvested equity awards following the determination by the Salix Ltd. Board of Directors that Logan intentionally engaged in wrongdoing that resulted, or would reasonably be expected to result, in material harm to Salix Ltd., or to the business or reputation of Salix Ltd. Logan seeks the restoration of the unvested equity awards and a declaration regarding certain rights related to indemnification. On June 19, 2019, the Court entered an order staying the claim for declaratory relief pending the final resolution of the breach of contract claim. Trial is scheduled to commence on September 6, 2022. The Company disputes the claims and intends to vigorously defend the matter.

Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed since January 1, 2021, have been inactive from the Company’s perspective for several quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company's next public reports and disclosures, unless required. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
Glumetza Antitrust Litigation
Between August 2019 and July 2020, eight (8) putative antitrust class actions and four (4) non-class complaints naming Bausch Health Companies Inc., Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc., and Santarus, Inc. (for purposes of this subsection, collectively, the “Company”), among other defendants, were filed or transferred to the Northern District of California. Three (3) of the class actions were filed by plaintiffs seeking to represent a class of direct purchasers. The purported classes of direct purchasers filed a consolidated first amended complaint and a motion for class certification in April 2020. The court certified a direct purchaser class in August 2020. The putative class action complaints filed by end payer purchasers have all been voluntarily dismissed. Three (3) of the non-class complaints were filed by direct purchasers. The fourth non-class complaint, asserting claims based on both direct and indirect purchases, was filed by an insurer plaintiff in July 2020 and subsequently amended in September 2020. In December 2020, the court denied the Company’s motion to dismiss as to the insurer plaintiff’s direct claims but dismissed the insurer plaintiff’s indirect claims. On February 2, 2021, the insurer plaintiff’s motion for leave to amend its complaint was denied.
These actions were consolidated and coordinated in In re Glumetza Antitrust Litigation, Case No. 3:19-cv-05822-WHA (N.D. Cal.) (the “In re Glumetza Antitrust Litigation”). The lawsuits alleged that a 2012 settlement of a patent litigation regarding Glumetza® delayed generic entry in exchange for an agreement not to launch an authorized generic of Glumetza® or grant any other company a license to do so. The complaints alleged that the settlement agreement resulted in higher prices for Glumetza® and its generic equivalent both prior to and after generic entry. Both the class and non-class plaintiffs sought damages under federal antitrust laws for claims based on direct purchases.
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
On September 22, 2021, the court granted preliminary approval of the class settlement agreement and vacated the October 2021 trial date and all other pre-trial deadlines in the consolidated actions. On February 3, 2022, the court granted final approval of the class settlement and ordered dismissal of the class plaintiffs' claims. Subject to appeal of the final approval of the class settlement, the settlements will resolve and discharge all asserted class and direct purchaser non-class claims against the Company in the In re Glumetza Antitrust Litigation.
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
21.COMMITMENTS AND CONTINGENCIES
The Company has commitments related to capital expenditures of approximately $76 million as of December 31, 2021.
Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. As of December 31, 2021, the Company believes it is reasonably possible that it may potentially make milestone and license fee payments, including sales-based milestone payments, of approximately $340 million over time, in the aggregate, to third parties for products currently under development or being marketed, primarily consisting of the following:
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
•Under the terms of a December 2019 agreement with Novaliq GmbH, the Company has acquired an exclusive license for the commercialization and development in the U.S. and Canada of NOV03 (perfluorohexyloctane), an investigational drug to treat Dry Eye Disease associated with Meibomian gland dysfunction and may be required to make sales-based milestone payments. The Company believes it is reasonably possible that these payments over time may approximate $48 million, in the aggregate, as well as royalties on future sales.
•Under the terms of a November 2019 agreement with Cedars-Sinai Medical Center, to evaluate a new formulation of rifaximin for the treatment of irritable bowel syndrome, the Company may be required to make development and sales-based milestone payments. The Company believes it is reasonably possible that these payments over time may approximate $36 million, in the aggregate.
•Under the terms of an October 2020 agreement with Eyenovia, Inc., the Company has acquired an exclusive license in the U.S. and Canada for the development and commercialization of an investigational microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression, also known as nearsightedness, in children ages 3-12. Under the terms of the agreement, the Company may be required to make development and sales-based milestone payments. The Company believes it is reasonably possible that these payments over time may approximate $35 million, in the aggregate.
•Under the terms of a May 2020 agreement with STADA Arzneimittel AG and its development partner, Xbrane Biopharma AB, to commercialize in the U.S. and Canada a biosimilar candidate to Lucentis (ranibizumab), the Company may be required to make development and sales-based milestone payments.
Due to the nature of these arrangements, the future potential payments related to the attainment of the specified milestones over a period of several years are inherently uncertain. As of December 31, 2021, no accruals related to the aforementioned agreements exist because the milestone targets are not yet probable of being achieved.

Indemnification Provisions
In the normal course of business, the Company enters into agreements that include indemnification provisions for product liability and other matters. These provisions are generally subject to maximum amounts, specified claim periods and other conditions and limits. In addition, the Company is obligated to indemnify its officers and directors in respect of any legal claims or actions initiated against them in their capacity as officers and directors of the Company in accordance with applicable law. Pursuant to such indemnities, the Company is indemnifying certain former officers and directors in respect of certain litigation and regulatory matters. As of December 31, 2021 and 2020, no material amounts were accrued for the Company’s obligations under these indemnification provisions.

22.SEGMENT INFORMATION
Reportable Segments
The Company’s Chief Executive Officer ("CEO"), who is the Company’s Chief Operating Decision Maker, manages the business through operating and reportable segments consistent with how the Company's CEO: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. The Company operates in the following reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International Rx, (iv) Ortho Dermatologics and (v) Diversified Products.
The following is a brief description of the Company’s segments:
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Consumer, Surgical and Ophthalmic Pharmaceuticals products.
•The Salix segment consists of sales in the U.S. of GI products.
•The International Rx segment consists of sales, with the exception of sales of Bausch +Lomb products and Solta aesthetic medical devices, outside the U.S and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical and OTC products.
•The Ortho Dermatologics segment consists of: (i) sales in the U.S. of Ortho Dermatologics (dermatological) products and (ii) global sales of Solta aesthetic medical devices.
•The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products and (iii) dentistry products.
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, including loss on assets held for sale, Restructuring, integration, separation and IPO costs, and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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
In connection with the planned separation of its Solta business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc., on February 23, 2022, the Company announced its plan to change its segment structure in a manner which is consistent with the organizational structure of the two separate entities as proposed by the Solta IPO during the first quarter of 2022. The new segment structure will not impact the Company’s reporting units but will realign the two reporting units of the Ortho Dermatologics segment whereby its medical dermatology reporting unit (Ortho Dermatologics) will now be managed by the CODM as part of the Diversified Products segment and the Solta reporting unit will be managed by the CODM as its own operating and reportable segment. Accordingly, the Company expects to begin reporting under the following reporting segments on a retrospective basis beginning with its first quarter of 2022 as follows: Bausch + Lomb, Salix, International Rx, Solta and Diversified Products.

Segment Revenues and Profit
Segment revenues and profits for the years 2021, 2020 and 2019 were as follows:

(in millions)	2021	2020	2019
Revenues:
Bausch + Lomb	$3,765	$3,415	$3,778
Salix	2,074	1,904	2,022
International Rx	1,166	1,181	1,154
Ortho Dermatologics	564	548	560
Diversified Products	865	979	1,087
Total revenues	$8,434	$8,027	$8,601
Segment profit:
Bausch + Lomb	$958	$909	$1,117
Salix	1,493	1,338	1,349
International Rx	403	386	352
Ortho Dermatologics	265	228	216
Diversified Products	624	717	801
Total	3,743	3,578	3,835
Corporate	(792)	(619)	(609)
Amortization of intangible assets	(1,375)	(1,645)	(1,897)
Goodwill impairments	(469)	—	—
Asset impairments, including loss on assets held for sale	(234)	(114)	(75)
Restructuring, integration, separation and IPO costs	(50)	(22)	(31)
Other expense, net	(373)	(502)	(1,426)
Operating income (loss)	450	676	(203)
Interest income	7	13	12
Interest expense	(1,426)	(1,534)	(1,612)
Loss on extinguishment of debt	(62)	(59)	(42)
Foreign exchange and other	7	(30)	8
Loss before benefit from income taxes	$(1,024)	$(934)	$(1,837)
Certain reclassifications have been made to segment revenue and profit in order for the prior years to conform to current year presentation. These reclassifications are not material.
Capital Expenditures
Capital expenditures by segment for the years 2021, 2020 and 2019 were as follows:

(in millions)	2021	2020	2019
Capital expenditures:
Bausch + Lomb	$201	$253	$186
Salix	2	3	2
International Rx	22	29	39
Ortho Dermatologics	1	2	1
Diversified Products	1	2	2
	227	289	230
Corporate	42	13	40
Total capital expenditures	$269	$302	$270

Revenues by Product and by Product Category
Revenues for the Company's top ten products for the years 2021, 2020 and 2019 represented 43%, 41% and 39% of total product sales, respectively. Revenues by segment and product category were as follows:

	Bausch + Lomb	Salix	International Rx	Ortho Dermatologics	Diversified Products	Total
(in millions)	For the year ended December 31, 2021
Pharmaceuticals	$514	$2,066	$259	$241	$683	$3,763
Devices	1,596	—	—	307	—	1,903
OTC	1,388	—	136	—	8	1,532
Branded and Other Generics	240	—	737	—	167	1,144
Other revenues	27	8	34	16	7	92
	$3,765	$2,074	$1,166	$564	$865	$8,434

	Bausch + Lomb	Salix	International Rx	Ortho Dermatologics	Diversified Products	Total
	For the year ended December 31, 2020
Pharmaceuticals	$506	$1,899	$255	$275	$745	$3,680
Devices	1,313	—	—	253	—	1,566
OTC	1,311	—	112	—	7	1,430
Branded and Other Generics	254	—	775	—	219	1,248
Other revenues	31	5	39	20	8	103
	$3,415	$1,904	$1,181	$548	$979	$8,027

	Bausch + Lomb	Salix	International Rx	Ortho Dermatologics	Diversified Products	Total
	For the year ended December 31, 2019
Pharmaceuticals	$623	$2,022	$268	$353	$813	$4,079
Devices	1,524	—	—	193	—	1,717
OTC	1,322	—	119	—	6	1,447
Branded and Other Generics	260	—	730	—	256	1,246
Other revenues	49	—	37	14	12	112
	$3,778	$2,022	$1,154	$560	$1,087	$8,601

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer for the years 2021, 2020 and 2019 were as follows:

(in millions)	2021	2020	2019
U.S. and Puerto Rico	$4,887	$4,791	$5,164
China	490	341	368
Canada	343	331	339
Poland	280	238	231
Mexico	256	225	228
Japan	230	226	241
France	208	179	201
Russia	160	137	180
Egypt	156	243	218
Germany	154	144	150
United Kingdom	116	86	115
Spain	88	78	86
Italy	80	71	85
Other	986	937	995
	$8,434	$8,027	$8,601
Certain reclassifications have been made and are reflected in the table above.
Long-lived assets consisting of property, plant and equipment, net of accumulated depreciation, are attributed to geographic regions based on their physical location as of December 31, 2021 and 2020 were as follows:

(in millions)	2021	2020
U.S. and Puerto Rico	$743	$725
Ireland	336	328
Canada	123	110
Poland	75	83
Germany	87	80
Mexico	45	49
France	39	34
China	30	31
Serbia	25	30
Italy	21	23
Other	74	74
	$1,598	$1,567
Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	2021	2020	2019
AmerisourceBergen Corporation	18%	17%	16%
McKesson Corporation	16%	17%	17%
Cardinal Health, Inc.	12%	13%	14%

23.SUBSEQUENT EVENTS
On January 18, 2022, the Company issued conditional notices of redemption to redeem in full all of its outstanding April 2025 Unsecured Notes and to redeem $370 million aggregate principal amount of its outstanding December 2025 Unsecured Notes. On February 10, 2022, the Company extended these conditional notices of redemption through March 15, 2022. The redemption and discharge of the indenture governing the April 2025 Unsecured Notes will be conditioned upon the completion of the Credit Agreement Refinancing, as defined below. The redemption of the December 2025 Unsecured Notes will be conditioned upon the receipt of aggregate gross proceeds from the B+L IPO, the B+L Debt Financing as defined below, the Credit Agreement Refinancing and the offering of the February 2027 Secured Notes, as defined below, of at least $7,000 million.
On January 18, 2022, the Company announced its intention to refinance its existing Restated Credit Agreement with a Fifth Amended Restated Credit Agreement (the "New Restated Credit Agreement" and such refinancing, the "Credit Agreement Refinancing"). The New Restated Credit Agreement is expected to consist of approximately $2,500 million of term B loans and a $975 million revolving credit facility. The Credit Agreement Refinancing is expected to occur only upon completion of the B+L IPO and a related debt financing by Bausch + Lomb (the "B+L Debt Financing"). At the time of the B+L IPO, the Credit Agreement Refinancing will provide that Bausch + Lomb initially be a "restricted" subsidiary subject to the terms of the Credit Agreement covenants, however the Credit Agreement Refinancing is expected to permit the Company to designate Bausch + Lomb as an "unrestricted" subsidiary under the New Restated Credit Agreement covenants upon achievement of a 7.6x pro forma "Remainco Total Leverage Ratio." Such designation could take place at any time after the B+L IPO (including as soon as the closing of the B+L IPO). The Credit Agreement Refinancing is designed to facilitate the separation and distribution of Bausch + Lomb. The Credit Agreement Refinancing will not be consummated until completion of the B+L IPO and related B+L Debt Financing. There can be no assurance that the Credit Agreement Refinancing will occur on the terms described above, or at all.
On February 10, 2022, the Company issued $1,000 million aggregate principal amount of 6.125% senior secured notes due February 2027 (the “February 2027 Secured Notes”). The February 2027 Secured Notes accrue interest at a rate of 6.125% per year, payable semi-annually in arrears on each February and August. The February 2027 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 2024, at the redemption prices set forth in the indenture. The Company may redeem some or all of the February 2027 Secured Notes prior to February 2024 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to February 2024, the Company may redeem up to 40% of the aggregate principal amount of the February 2027 Secured Notes using the proceeds of certain equity offerings at the redemption price set forth in the indenture. If the B+L IPO does not occur on or prior to August 15, 2022, the Company will be required to redeem the February 2027 Secured Notes at such time at a redemption price equal to the issue price of the February 2027 Secured Notes plus accrued and unpaid interest.