Form 10-Q
period 2022-03-31
Bausch Health Companies Inc.
filed 2022-05-10
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 361,479,708 shares outstanding as of May 5, 2022.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to euros and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of March 31, 2022.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected research and development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for 2022 and beyond; the Company’s plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement, as amended by the First Incremental Amendment to the Restated Credit Agreement, dated as of November 27, 2018 and the Second Amendment to the Restated Credit Agreement, dated as of May 10, 2022 (the “2022 Restated Credit Agreement”), and senior notes indentures;the ability of our subsidiary, Bausch + Lomb Corporation (“Bausch + Lomb”), to comply with the financial and other covenants contained in its Credit and Guaranty Agreement (the “B+L Credit Agreement”, and the credit facilities thereunder, the “B+L Credit Facilities”), dated as of May 10, 2022; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenues, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic; the Company’s plan to separate its eye health business, including the structure and timing of completing such separation transaction; and the proposed initial public offering (“IPO”) of the Company’s Solta aesthetic medical device business, including the timing of such IPO.
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
•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the availability and effectiveness of vaccines for COVID-19 (including with respect to current or future variants and subvariants), COVID-19 vaccine immunization rates, the emergence of variant and subvariant strains of COVID-19, the resurgence of the COVID-19 virus and variant and subvariant strains thereof (including, but not limited to, the recent resurgence of COVID-19 cases in China) and any resulting reinstitution of lockdowns and other restrictions, the evolving reaction of governments, private sector participants and the public to that pandemic, and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on the Company, including, but not limited to, its supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition and costs (which may increase) and revenue and margins (both of which may decrease);
•the challenges the Company faces as a result of the closing of the IPO of Bausch + Lomb (the “B+L IPO”), including the transitional services being provided by and to Bausch + Lomb, any potential, actual or perceived conflict of interest of some of our directors and officers because of their equity ownership in Bausch + Lomb and/or because they also serve as directors or officers of Bausch + Lomb and our ability to timely consolidate the financial results of the Bausch + Lomb business;
•with respect to the proposed separation of Bausch + Lomb, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the separation transaction, the expected timing of completion of the separation transaction and its terms (including the Company’s expectation that the separation transaction will be completed following the expiry of customary lock-ups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals), the Company’s ability to complete the separation transaction considering the various conditions to the completion of the separation transaction (some of which are outside the Company’s control, including conditions related to regulatory matters and a possible shareholder vote, if applicable), that market or other conditions are no longer favorable to completing the transaction, that any regulatory or other approval (if required) is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the separation transaction, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and the separated entity to satisfy the conditions required to maintain the tax-free status of the separation transaction (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the separation transaction, the potential dissynergy costs resulting from the separation transaction, the impact of the separation transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any separation will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
•with respect to the proposed IPO of the Company’s Solta aesthetic medical device business, the risks and uncertainties include, but are not limited to, risks relating to the expected timing of completion of such transaction (including the Company’s expectation that it will launch such IPO when financial market conditions are favorable, subject to receipt of regulatory, stock exchange and other approvals and other factors) and the Company’s ability to complete such transaction, that market or other conditions are no longer favorable to completing the transaction on a timely basis or at all, the receipt of (or failure to receive) any shareholder, stock exchange, regulatory and other approvals required in connection with the transaction and the timing of receipt of such approvals, business disruption during the pendency of, or following, such transaction, diversion of management time on transaction-related issues, retention of Solta aesthetic medical device management team members, the reaction of customers and other parties to such transaction, the impact of such transaction on relationships with customers, suppliers, employees and other business counterparties, and other events that could adversely impact the completion of such transaction, including industry or economic conditions outside of Bausch Health’s control. In particular, the Company can offer no assurance that any such transaction will occur at all, or that any such transaction will occur on the timelines, structure or terms anticipated by the Company;
•ongoing litigation and potential additional litigation, claims, challenges and/or regulatory investigations challenging or otherwise relating to the B+L IPO and the proposed separation of Bausch + Lomb and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
•the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC (“Philidor”)), including a number of pending non-class securities litigations (including certain pending opt-out actions in the U.S. related to the previously settled securities class action (which remains subject to an objector’s petition for rehearing of its appeal of the Court’s final approval order) and certain opt-out actions in Canada relating to the recently settled class action in Canada), certain pending lawsuits and other claims, investigations or proceedings that may be initiated or that may be asserted;
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
•ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the “FDA”) and equivalent agencies outside of the U.S. and the results thereof;
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
•our ability to comply with the financial and other covenants contained in our senior notes indentures, 2027 Revolving Credit Facility (as defined below), the 2022 Restated Credit Agreement, the B+L Credit Agreement and other current or future credit and/or debt agreements and the limitations including the ability of Bausch + Lomb to comply with its covenants and obligations under the B+L Credit Agreement, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, our ability to draw under our 2027 Revolving Credit Facility, Bausch + Lomb’s ability to draw down under the revolving credit facility under the B+L Credit Agreement and restrictions on our ability to make certain investments and other restricted payments;
•any default under the terms of our senior notes indentures or the 2022 Restated Credit Agreement (and other current or future credit and/or debt agreements) and our ability, if any, to cure or obtain waivers of such default;
•any downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;

•any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2022 or beyond, including as a result of the impacts of the COVID-19 pandemic on our business and operations, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our 2018 Restated Credit Agreement, the 2022 Restated Credit Agreement, senior notes indentures and/or the B+L Credit Agreement (and other current or future credit and/or debt agreements) and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;
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
•our ability to retain, motivate and recruit directors, executives and other key employees;
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
•our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, limitations on the way we conduct business imposed by the covenants contained in our 2018 Restated Credit Agreement, our 2022 Restated Credit Agreement, the B+L Credit Agreement, our senior notes indentures and the agreements governing our other indebtedness, and the impacts of the COVID-19 pandemic;
•the extent to which our products are reimbursed by government authorities, pharmacy benefit managers (“PBMs”) and other third-party payors; the impact our distribution, pricing and other practices may have on the decisions of such government authorities, PBMs and other third-party payors to reimburse our products; the impact of obtaining or maintaining such reimbursement on the price and sales of our products; and the launch and implementation of any new pharma-care or dental-care program or related spending by the Canadian federal government;
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
v

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
•the trade conflict between the U.S. and China;
•the impact of the ongoing conflict between Russia and Ukraine and the export controls, sanctions and other restrictive actions that have been or may be imposed by the U.S., Canada and other countries against governmental and other entities in Russia, Belarus and parts of Ukraine;
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
•interruptions, breakdowns or breaches in our information technology systems; and

•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022, risks under Item 1A. “Risk Factors” of Part II of this Form 10-Q and risks detailed from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022, under Item 1A. “Risk Factors”, under Item 1A. “Risk Factors” of Part II of this Form 10-Q and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,249	$582
Restricted cash and other settlement deposits	1,211	1,537
Trade receivables, net	1,566	1,775
Inventories, net	1,045	993
Prepaid expenses and other current assets	765	720
Total current assets	5,836	5,607
Property, plant and equipment, net	1,579	1,598
Intangible assets, net	6,632	6,948
Goodwill	12,427	12,457
Deferred tax assets, net	2,282	2,252
Other non-current assets	334	340
Total assets	$29,090	$29,202
Liabilities
Current liabilities:
Accounts payable	$471	$407
Accrued and other current liabilities	4,303	4,791
Total current liabilities	4,774	5,198
Acquisition-related contingent consideration	193	202
Non-current portion of long-term debt	23,168	22,654
Deferred tax liabilities, net	552	529
Other non-current liabilities	544	653
Total liabilities	29,231	29,236
Commitments and contingencies (Note 18)
Deficit
Common shares, no par value, unlimited shares authorized, 361,331,665 and 359,405,748 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	10,373	10,317
Additional paid-in capital	415	462
Accumulated deficit	(9,030)	(8,961)
Accumulated other comprehensive loss	(1,974)	(1,924)
Total Bausch Health Companies Inc. shareholders’ deficit	(216)	(106)
Noncontrolling interest	75	72
Total deficit	(141)	(34)
Total liabilities and deficit	$29,090	$29,202
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Product sales	$1,898	$2,003
Other revenues	20	24
	1,918	2,027
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	543	564
Cost of other revenues	8	10
Selling, general and administrative	622	606
Research and development	127	112
Amortization of intangible assets	310	357
Goodwill impairments	—	469
Asset impairments, including loss on assets held for sale	8	148
Restructuring, integration, separation and IPO costs	13	12
Other expense (income), net	2	(30)
	1,633	2,248
Operating income (loss)	285	(221)
Interest income	2	2
Interest expense	(362)	(368)
Loss on extinguishment of debt	—	(5)
Foreign exchange and other	(7)	1
Loss before provision for income taxes	(82)	(591)
Benefit from (provision for) income taxes	16	(16)
Net loss	(66)	(607)
Net income attributable to noncontrolling interest	(3)	(3)
Net loss attributable to Bausch Health Companies Inc.	$(69)	$(610)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.19)	$(1.71)

Basic and diluted weighted-average common shares	360.8	356.8
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(66)	$(607)
Other comprehensive (loss) income
Foreign currency translation adjustment	(56)	(124)
Pension and postretirement benefit plan adjustments, net of income taxes	6	1
Other comprehensive loss	(50)	(123)
Comprehensive loss	(116)	(730)
Comprehensive income attributable to noncontrolling interest	(3)	(3)
Comprehensive loss attributable to Bausch Health Companies Inc.	$(119)	$(733)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders’ Deficit
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ (Deficit) Equity	Non- controlling Interest	Total (Deficit) Equity
	Shares	Amount
	Three Months Ended March 31, 2022
Balances, January 1, 2022	359.4	$10,317	$462	$(8,961)	$(1,924)	$(106)	$72	$(34)
Common shares issued under share-based compensation plans	1.9	56	(54)	—	—	2	—	2
Share-based compensation	—	—	32	—	—	32	—	32
Employee withholding taxes related to share-based awards	—	—	(25)	—	—	(25)	—	(25)
Net (loss) income	—	—	—	(69)	—	(69)	3	(66)
Other comprehensive loss	—	—	—	—	(50)	(50)	—	(50)
Balances, March 31, 2022	361.3	$10,373	$415	$(9,030)	$(1,974)	$(216)	$75	$(141)

	Three Months Ended March 31, 2021
Balances, January 1, 2021	355.4	$10,227	$454	$(8,013)	$(2,133)	$535	$70	$605
Common shares issued under share-based compensation plans	2.7	62	(51)	—	—	11	—	11
Share-based compensation	—	—	31	—	—	31	—	31
Employee withholding taxes related to share-based awards	—	—	(41)	—	—	(41)	—	(41)
Net (loss) income	—	—	—	(610)	—	(610)	3	(607)
Other comprehensive loss	—	—	—		(123)	(123)	—	(123)
Balances, March 31, 2021	358.1	$10,289	$393	$(8,623)	$(2,256)	$(197)	$73	$(124)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(66)	$(607)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of intangible assets	352	403
Amortization and write-off of debt premiums, discounts and issuance costs	14	13
Asset impairments, including loss on assets held for sale	8	148
Goodwill impairments	—	469
Acquisition-related contingent consideration	3	(9)
Allowances for losses on trade receivable and inventories	14	17
Deferred income taxes	(83)	(14)
Net gain on sale of assets	—	(23)
Reductions to accrued legal settlements	(1)	—
Payments of accrued legal settlements	(360)	(118)
Share-based compensation	32	31
Foreign exchange loss	(2)	12
Gain excluded from hedge effectiveness	—	(6)
Loss on extinguishment of debt	—	5
Other	10	(18)
Changes in operating assets and liabilities:
Trade receivables	197	60
Inventories	(73)	(35)
Prepaid expenses and other current assets	(33)	—
Accounts payable, accrued and other liabilities	(75)	115
Net cash (used in) provided by operating activities	(63)	443
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(46)	(66)
Payments for intangible and other assets	(11)	(2)
Purchases of marketable securities	(5)	(5)
Proceeds from sale of marketable securities	6	2
Proceeds from sale of assets and businesses, net of costs to sell	—	4
Interest settlements from cross-currency swaps	—	11
Net cash used in investing activities	(56)	(56)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	986	(3)
Repayments of long-term debt	(485)	(200)
Payments of employee withholding taxes related to share-based awards	(25)	(41)
Payments of acquisition-related contingent consideration	(8)	(6)
Payments of financing costs	(1)	(4)
Other	1	11
Net cash provided by (used in) financing activities	468	(243)
Effect of exchange rate changes on cash and cash equivalents	(8)	(13)
Net increase in cash, cash equivalents and restricted cash	341	131
Cash, cash equivalents and restricted cash, beginning of period	2,119	1,816
Cash, cash equivalents and restricted cash, end of period	$2,460	$1,947
Cash and cash equivalents	$1,249	$679
Restricted cash and other settlement deposits	1,211	1,214
Cash and cash equivalents, held for sale	—	54
Cash, cash equivalents and restricted cash, end of period	$2,460	$1,947
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF BUSINESS
Bausch Health Companies Inc. (the “Company” or “Bausch Health”) is a multinational, specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of eye health, gastroenterology (“GI”) and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices) which are marketed directly or indirectly in approximately 100 countries.
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying unaudited Consolidated Financial Statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these notes to the unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”) on February 23, 2022. The unaudited Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited Consolidated Financial Statements for the year ended December 31, 2021, except for the new accounting guidance adopted during the period. The unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Separation of the Bausch + Lomb Eye Health Business and Initial Public Offering of Solta Medical Business
On August 6, 2020, the Company announced its intentions to separate its eye health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). On August 3, 2021, the Company announced its intentions to conduct an initial public offering (“IPO”) of its aesthetic medical device business, Global Solta (the “Solta IPO”). In January 2022, the Company completed the internal organizational design and structure of the new eye health entity, Bausch + Lomb Corporation (“Bausch + Lomb”), and the new Global Solta entity, Solta Medical Corporation (“Solta”), as previously announced. The registration statement related to the B+L IPO of Bausch + Lomb (the “B+L IPO”) was declared effective on May 5, 2022, and Bausch + Lomb’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, Bausch + Lomb was an indirect wholly-owned subsidiary of the Company. On May 10, 2022, a wholly owned subsidiary of the Company (the “Selling Shareholder”) sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00, per share, pursuant to the Bausch + Lomb prospectus. The net proceeds from the B+L IPO after deducting underwriting commissions and estimated offering expenses were approximately $560 million. The Company expects to complete the separation of Bausch + Lomb after the expiry of customary lockups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to the receipt of applicable shareholder and other necessary approvals. The launch of the Solta IPO remains subject to when financial market conditions become favorable (and subject to receipt of regulatory, stock exchange and other approvals and other factors). See Note 20, “SUBSEQUENT EVENTS” for additional details regarding the B+L IPO.

The B+L Separation and the proposed Solta IPO will establish three separate companies that include: (i) a fully integrated eye health company which will consist of the Company’s Bausch + Lomb Global Vision Care, Global Surgical, Global Consumer and Global Ophthalmic Pharmaceuticals businesses, (ii) a global provider of aesthetic medical devices which will consist of the Company’s Solta business and (iii) a diversified pharmaceutical company which will include the Company’s Salix, International (formerly International Rx), dentistry, neurology, medical dermatology and generics pharmaceutical businesses. These audited Consolidated Financial Statements do not include any adjustments to give effect to either the B+L Separation or the proposed Solta IPO.
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
The extent to which these events may continue to impact the Company’s business, financial condition, cash flows and results of operations, in particular, will depend on future developments which are highly uncertain and many of which are outside the Company’s control. Such developments include the availability and effectiveness of vaccines for the COVID-19 virus, the ultimate geographic spread and duration of the pandemic, COVID-19 vaccine immunization rates, the extent and duration of a resurgence of the COVID-19 virus and variant strains thereof, such as the delta and omicron variants, new information concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have a significant adverse effect on the Company’s business, financial condition, cash flows and results of operations.
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
Changes in Reportable Segments
Commencing in the first quarter of 2022, the Company operates in the following reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International (formerly International Rx), (iv) Solta Medical and (v) Diversified Products. Prior to the first quarter of 2022, the Company operated in the following reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International, (iv) Ortho Dermatologics and (v) Diversified Products. Prior period presentations have been recast to conform to the current segment reporting structure. See Note 19, “SEGMENT INFORMATION” for additional information.
3.REVENUE RECOGNITION
The Company’s revenues are primarily generated from product sales, principally in the therapeutic areas of eye health, GI and dermatology, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 19, “SEGMENT INFORMATION” for the disaggregation of revenue which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.

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
The Company continually monitors its variable consideration provisions and evaluates the estimates used as additional information becomes available. Adjustments will be made to these provisions periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company is required to make subjective judgments based primarily on its evaluation of current market conditions and trade inventory levels related to the Company’s products. These judgments include the potential impact of the COVID-19 pandemic on, among other things, unemployment and related changes in customer health insurance levels, customer behaviors during the COVID-19 pandemic and government stimulus bills that focus on ensuring availability and access to lifesaving drugs during a public health crisis. This evaluation may result in an increase or decrease in the experience rate that is applied to current and future sales, or require an adjustment related to past sales, or both. If the trend in actual amounts of variable consideration varies from the Company’s prior estimates, the Company adjusts these estimates when such trend is believed to be sustainable. At that time, the Company would record the necessary adjustments which would affect net product revenue and earnings reported in the current period. The Company applies this method consistently for contracts with similar characteristics.
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2022	$222	$482	$944	$170	$45	$1,863
Current period provisions	134	19	581	471	51	1,256
Payments and credits	(162)	(54)	(599)	(359)	(53)	(1,227)
Reserve balances, March 31, 2022	$194	$447	$926	$282	$43	$1,892
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $37 million and $36 million as of March 31, 2022 and January 1, 2022, respectively, which are reflected as a reduction of Trade receivables, net in the Consolidated Balance Sheets. There were no price appreciation credits during the three months ended March 31, 2022.

	Three Months Ended March 31, 2021
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2021	$190	$575	$779	$184	$85	$1,813
Current period provisions	147	34	602	462	55	1,300
Payments and credits	(160)	(56)	(457)	(483)	(66)	(1,222)
Reserve balances, March 31, 2021	$177	$553	$924	$163	$74	$1,891
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $34 million and $32 million as of March 31, 2021 and January 1, 2021, respectively. Included as a reduction of Distribution fees in the table above are price appreciation credits of approximately $1 million during the three months ended March 31, 2021.

Contract Assets and Contract Liabilities
There are no contract assets for any period presented. Contract liabilities consist of deferred revenue, the balance of which is not material to any period presented.
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors.  Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the three months ended March 31, 2022 and 2021 is as follows.

(in millions)	2022	2021
Balance, beginning of period	$35	$39
Provision	—	(2)
Write-offs	—	(1)
Recoveries	3	—
Foreign exchange and other	—	1
Balance, end of period	$38	$37
4.LICENSING AGREEMENTS AND DIVESTITURE
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
Divestiture of Amoun Pharmaceutical Company S.A.E. (“Amoun”)
On March 31, 2021, the Company announced that it and certain of its affiliates had entered into a definitive agreement to sell all of its equity interests in Amoun for total gross consideration of approximately $740 million (including the assignment to the purchasing entity of an intercompany loan granted by the Company to Amoun), subject to certain adjustments (the “Amoun Sale”). The Amoun Sale closed on July 26, 2021. As part of the Amoun Sale, cash generated by Amoun during the period from the locked-box date of January 1, 2021 through closing was for the benefit of the purchasing entity, subject to working capital during such period. Amoun manufactures, markets and distributes branded generics of human and animal health products. The Amoun business was part of the International segment (previously included within the former Bausch + Lomb/International segment) and was reclassified as held for sale as of December 31, 2020. As a result of meeting the criteria for held for sale classification, the carrying value of the Amoun business, was adjusted to its estimated fair value, less costs to sell, and the Company recognized an impairment loss of $68 million during the three months ended March 31, 2021, included within Asset impairments, including loss on assets held for sale in the Consolidated Statements of Operations. Revenues associated with Amoun were $60 million for the three months ended March 31, 2021.
5.RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS
Restructuring and Integration Costs
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs are expenses associated with the implementation of these cost savings programs and include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. The liability associated with restructuring and integration costs as of March 31, 2022 was $15 million.

The Company incurred $3 million and $3 million of restructuring and integration costs and made payments of $7 million and $5 million during the three months ended March 31, 2022 and 2021, respectively.
Separation Costs, Separation-related Costs, IPO Costs and IPO-related Costs
The Company has incurred, and will incur, costs associated with activities to effectuate the B+L Separation and the Solta IPO. These activities include: (i) separating the Bausch + Lomb and Solta Medical businesses from the remainder of the Company and (ii) registering the Bausch + Lomb and Solta Medical businesses as independent publicly traded entities. Separation and IPO costs are incremental costs directly related to the B+L Separation and Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for the Bausch + Lomb and Solta Medical entities. Included in Restructuring, integration, separation and IPO costs for the three months ended March 31, 2022 and 2021 are Separation and IPO costs of $10 million and $9 million, respectively.
The Company has also incurred, and will incur, Separation-related and IPO-related costs which are incremental costs indirectly related to the B+L Separation and Solta IPO. Separation-related and IPO-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. Included in Selling, general and administrative for the three months ended March 31, 2022 and 2021 are Separation-related and IPO-related costs of $24 million and $20 million, respectively.
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

	March 31, 2022				December 31, 2021
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$766	$749	$17	$—	$76	$58	$18	$—
Restricted cash and other settlement deposits	$1,211	$1,211	$—	$—	$1,537	$1,537	$—	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$1	$—	$1	$—
Liabilities:
Acquisition-related contingent consideration	$236	$—	$—	$236	$241	$—	$—	$241
Foreign currency exchange contracts	$8	$—	$8	$—	$—	$—	$—	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.

As of March 31, 2022, Restricted cash and other settlement deposits includes $1,210 million of payments into an escrow fund under the terms of a settlement agreement regarding certain U.S. securities litigation (which settlement agreement is subject to one objector’s appeal of the final court approval of the agreement), and is reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to its short-term nature. These payments will remain in escrow until resolution of the appeal of the final court approval of the settlement agreement, as discussed in Note 18, “LEGAL PROCEEDINGS”.
There were no transfers into or out of Level 3 during the three months ended March 31, 2022.
Cross-currency Swaps
During 2019, the Company entered into cross-currency swaps, with aggregate notional amounts of $1,250 million, to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its consolidated financial statements from fluctuation in exchange rates. The euro-denominated net investment being hedged was the Company’s investment in certain euro-denominated subsidiaries. The Company unwound these cross-currency swaps during November 2021.
Due to the unwinding of the cross-currency swaps during November 2021, there were no assets or liabilities associated with the cross-currency swaps included in the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.
The following table presents the effect of hedging instruments on the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in millions)	2022	2021
Gain recognized in Other comprehensive loss	$—	$41
Gain excluded from assessment of hedge effectiveness	$—	$6
Location of gain of excluded component	Interest Expense
No portion of the cross-currency swaps was ineffective for the three months ended March 31, 2021. During the three months ended March 31, 2022 and 2021, the Company received $0 and $11 million, respectively, in interest settlements which are reported as investing activities in the Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
Since 2020, the Company has been entering into foreign currency exchange contracts. As of March 31, 2022, these contracts had an aggregate outstanding notional amount of $158 million.
The Company’s foreign currency exchange contracts are remeasured at each reporting date to reflect changes in their fair values determined using forward rates, which are observable market inputs, multiplied by the notional amount. The Company’s foreign currency exchange contracts are economically hedging the foreign exchange exposure on certain of the Company’s intercompany balances. These contracts have not been designated as an accounting hedge, and therefore the net change in their fair value is reported as a gain or loss in the Consolidated Statements of Operations as part of Foreign exchange and other. Settlements of the Company’s foreign currency exchange contracts are reported as a gain or loss in the Consolidated Statements of Operations as part of Foreign exchange and other and reported as operating activities in the Consolidated Statements of Cash Flows.

The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 are as follows:

(in millions)	March 31, 2022	December 31, 2021
Accrued and other current liabilities	$8	$—
Prepaid expenses and other current assets	$1	$1
Net fair value	$7	$1
The following table presents the effect of the Company’s foreign exchange contracts on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in millions)	2022	2021
Loss related to changes in fair value	$(7)	$(2)
Gain (loss) related to settlements	$7	$(9)
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At March 31, 2022, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 18%, and a weighted average risk-adjusted discount rate of 7%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at March 31, 2022.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021:

(in millions)	March 31, 2022		March 31, 2021
Balance, beginning of period		$241		$328
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$4		$5
Fair value adjustments due to changes in estimates of other future payments	(1)		(14)
Acquisition-related contingent consideration		3		(9)
Payments/Settlements		(8)		(6)
Balance, end of period		236		313
Current portion included in Accrued and other current liabilities		43		111
Non-current portion		$193		$202
Fair Value of Long-term Debt
The fair value of long-term debt as of March 31, 2022 and December 31, 2021 was $21,963 million and $22,689 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.INVENTORIES
Inventories, net consist of:

(in millions)	March 31, 2022	December 31, 2021
Raw materials	$288	$279
Work in process	121	112
Finished goods	636	602
	$1,045	$993
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	March 31, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$20,845	$(16,452)	$4,393	$20,842	$(16,169)	$4,673
Corporate brands	900	(489)	411	902	(473)	429
Product rights/patents	3,321	(3,191)	130	3,321	(3,174)	147
Partner relationships	154	(154)	—	158	(158)	—
Technology and other	199	(199)	—	207	(206)	1
Total finite-lived intangible assets	25,419	(20,485)	4,934	25,430	(20,180)	5,250
Bausch + Lomb Trademark	1,698	—	1,698	1,698	—	1,698
	$27,117	$(20,485)	$6,632	$27,128	$(20,180)	$6,948
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
Asset impairments, including loss on assets held for sale for the three months ended March 31, 2022 were $8 million and include: (i) impairments of $4 million, in aggregate, due to decreases in forecasted sales of certain product lines, and (ii) impairments of $4 million, in aggregate, related to the discontinuance of certain product lines.
Asset impairments, including loss on assets held for sale for the three months ended March 31, 2021 were $148 million and include: (i) $71 million, in aggregate, due to decreases in forecasted sales of certain product lines in the Ortho Dermatologics business, (ii) an adjustment of $68 million due to the loss on assets held for sale in connection with the Amoun Sale and (iii) impairments of $9 million, in aggregate, related to the discontinuance of certain product lines.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2022 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter	Total
Amortization	$870	$1,023	$901	$794	$664	$627	$55	$4,934

Goodwill
The changes in the carrying amounts of goodwill during the three months ended March 31, 2022 and the year ended December 31, 2021 were as follows:

(in millions)	Bausch + Lomb/ International	Bausch + Lomb	Salix	International	Ortho Dermatologics	Solta Medical	Diversified Products	Total
Balance, January 1, 2021	$5,704	$—	$3,159	$—	$1,267	$—	$2,914	$13,044
Realignment of segment goodwill	(5,704)	5,395	—	887	—	—	(578)	—
Impairment	—	—	—	—	(469)	—	—	(469)
Foreign exchange and other	—	(77)	—	(62)	—	—	21	(118)
Balance, December 31, 2021	—	5,318	3,159	825	798	—	2,357	12,457
Realignment of segment goodwill	—	—	—	—	(798)	115	683	—
Foreign exchange and other	—	(26)	—	(14)	—	—	10	(30)
Balance, March 31, 2022	$—	$5,292	$3,159	$811	$—	$115	$3,050	$12,427
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
The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. The Company estimates the fair value of a reporting unit using a discounted cash flow model which utilizes Level 3 unobservable inputs. The discounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the forecasted cash flows of each reporting unit. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. The quantitative fair value test is performed utilizing long-term growth rates and discount rates applied to the estimated cash flows in estimation of fair value. To estimate cash flows beyond the final year of its model, the Company estimates a terminal value by applying an in-perpetuity growth assumption and discount factor to determine the reporting unit’s terminal value.
To forecast a reporting unit’s cash flows the Company takes into consideration economic conditions and trends, estimated future operating results, management’s and a market participant’s view of growth rates and product lives, and anticipates future economic conditions. Revenue growth rates inherent in these forecasts are based on input from internal and external market research that compare factors such as growth in global economies, recent industry trends and product life-cycles. Macroeconomic factors such as changes in economies, changes in the competitive landscape including the unexpected loss of exclusivity to the Company’s product portfolio, changes in government legislation, product life-cycles, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets. Accordingly, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and such change could be material.
First Quarter 2021 - Realignment of Segments
Commencing in the first quarter of 2021, the Company began operating in the following reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International, (iv) Ortho Dermatologics and (v) Diversified Products. The Bausch + Lomb segment consisted of the: (i) U.S. Bausch + Lomb and (ii) International Bausch + Lomb reporting units. The Salix segment consisted of the Salix reporting unit. The International segment consisted of the International (formerly International Rx) reporting unit. The Ortho Dermatologics segment consisted of the: (i) Ortho Dermatologics and (ii) Global Solta reporting units. The Diversified Products segment consisted of the: (i) Neurology and Other, (ii) Generics and (iii) Dentistry reporting units. This realignment in segment structure resulted in a change in the Company’s former International reporting unit, which was divided between the International Bausch + Lomb reporting unit and International reporting unit. In addition, as part of the realignment of segment structure, certain products historically included in the Generics reporting unit were included in the U.S. Bausch + Lomb reporting unit.
As a result of this realignment, goodwill was reassigned to each of the aforementioned reporting units using a relative fair value approach. Goodwill previously reported in the former International reporting unit was reassigned to the International Bausch + Lomb and International reporting units, and a portion of goodwill previously reported in the former Generics reporting unit was reassigned to the U.S. Bausch + Lomb reporting unit.

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
Immediately following the change in reporting units, as a result of the change in composition of the net assets for its: (i) International Bausch + Lomb, (ii) International and (iii) Generics reporting units, the Company performed a quantitative fair value test. The quantitative fair value test utilized a range of long-term growth rates of 1.0% to 3.0% and a range of discount rates between 11.0% and 12.25%, in estimation of the fair value of the reporting units. After completing the testing, the fair value of each of these reporting units exceeded its carrying value by more than 40%, and, therefore, there was no impairment to goodwill. In addition, as the U.S. Bausch + Lomb reporting unit had a change in composition of its net assets related to certain products historically included in the Generics reporting unit now being included in the U.S. Bausch + Lomb reporting unit, the Company performed a qualitative assessment of this reporting unit. Based on the qualitative fair value assessment performed, Management believed that it was more likely than not that the carrying value of its current U.S. Bausch + Lomb reporting unit was less than its fair value and therefore, concluded a quantitative assessment was not required.
2021 Interim Goodwill Impairment Testing
During the interim periods of 2021, with the exception of the Ortho Dermatologics reporting unit, no events occurred, or circumstances changed that would indicate that the fair value of any other reporting unit might be below its carrying value and therefore, no impairments were recorded.
During the three months ended March 31, 2021, management identified launches of certain Ortho Dermatologics products which were not going to achieve their trajectories as forecasted once the social restrictions associated with the COVID-19 pandemic began to ease in the U.S. and offices of health care professionals could reopen. In addition, insurance coverage pressures within the U.S. continued to persist limiting patient access to topical acne and psoriasis products. In light of these developments, during the first quarter of 2021, the Company began taking steps to: (i) redirect its R&D spend to eliminate projects it had identified as high cost and high risk, (ii) redirect a portion of its marketing and product development outside the U.S. to geographies where there is better patient access and (iii) reduce its cost structure to be more competitive. As a result, during the three months ended March 31, 2021, the Company revised its long-term forecasts for the Ortho Dermatologics reporting unit. Management believed that these events were indicators that there was less headroom as of March 31, 2021 as compared to the headroom calculated on the date goodwill was last tested for impairment (October 1, 2020). Therefore, a quantitative fair value test for the Ortho Dermatologics reporting unit was performed. The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the first quarter of 2021 to reflect the business changes previously discussed, including a range of potential outcomes, along with a long-term growth rate of 1.0% and a range of discount rates between 9.0% and 10.0%. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at March 31, 2021, and the Company recognized a goodwill impairment of $469 million.
Second Quarter 2021 - Realignment of Bausch + Lomb Reporting Units
Commencing in the second quarter of 2021, the Company changed the way it reviews the financial information of its Bausch + Lomb segment. Beginning in the second quarter of 2021, management no longer reviews the financial information of its Bausch + Lomb segment on a geographic basis, but instead reviews this financial information on a business line basis. This change created a change in the reporting units of the Bausch + Lomb segment. After the change, under its business line view, the Bausch + Lomb segment consisted of the global: (i) Vision Care / Consumer Products, (ii) Ophthalmic Pharmaceuticals and (iii) Surgical reporting units. Prior to the second quarter of 2021, under the geographic view, the Bausch + Lomb segment consisted of the former: (i) U.S. Bausch + Lomb and (ii) International Bausch + Lomb reporting units. As a result of the realignment, goodwill was reassigned to each of the aforementioned reporting units using a relative fair value approach. The change in Bausch + Lomb reporting units did not impact the reported revenues and segment profits of the Bausch + Lomb segment for any prior periods.
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
First Quarter 2022 - Realignment of Segments
Commencing in the first quarter of 2022, the Company began operating in the following reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International, (iv) Solta Medical and (v) Diversified Products. The Bausch + Lomb segment consists of the: (i) Vision Care / Consumer Products, (ii) Ophthalmic Pharmaceuticals and (iii) Surgical reporting units. The Salix segment consists of the Salix reporting unit. The International segment consists of the International reporting unit. The Solta Medical segment consists of the Global Solta reporting unit. The Diversified Products segment consists of the: (i) Neurology and Other, (ii) Generics, (iii) Ortho Dermatologics and (iv) Dentistry reporting units. As such, the new segment structure does not impact the Company’s reporting units but realigns the two reporting units of the former Ortho Dermatologics segment whereby the Ortho Dermatologics reporting unit is now part of the current Diversified Products segment and the Solta reporting unit is now its own operating and reportable segment, and therefore management concluded that a quantitative fair value test was not required. See Note 19, “SEGMENT INFORMATION” for additional information.
March 31, 2022 Interim Assessment of Goodwill
The Company continues to monitor market conditions which could impact the previous valuation of Ortho Dermatologics reporting unit. During the three months ended March 31, 2022, macroeconomic factors have impacted interest rates and the U.S. inflation rate is higher than previously expected. Given the limited headroom calculated on October 1, 2021, the Company believed that these facts and circumstances suggest the fair value of the Ortho Dermatologics reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the first quarter of 2022 and utilized a long-term growth rate of 1% and a discount rate of 9%. The discount rate contemplates changes in the current macroeconomic conditions noting certain inputs such as the risk free rate increased over the three months ended March 31, 2022, and was offset by decreases in other reporting unit specific risks during the same period. Based on the quantitative fair value test, the fair value of the Ortho Dermatologics reporting unit was less than 2% greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit. If market conditions deteriorate requiring management to revise its assumptions such as its long-term growth or discount rates, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and those charges could be material.
No other events occurred or circumstances changed during the period October 1, 2021 (the last time goodwill was tested for all other reporting units) through March 31, 2022 that would indicate that the fair value of any reporting unit, other than the Ortho Dermatologics reporting unit, might be below its carrying value.
Accumulated goodwill impairment charges through March 31, 2022 were $4,180 million.

9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	March 31, 2022	December 31, 2021
Legal matters and related fees	$1,530	$1,890
Product rebates	889	908
Product returns	447	482
Interest	372	328
Employee compensation and benefit costs	283	336
Income taxes payable	80	98
Other	702	749
	$4,303	$4,791
10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		March 31, 2022		December 31, 2021
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2023 Revolving Credit Facility	June 2023	$—	$—	$285	$285
June 2025 Term Loan B Facility	June 2025	2,629	2,577	2,829	2,772
November 2025 Term Loan B Facility	November 2025	994	985	994	984
Senior Secured Notes:
5.50% Secured Notes	November 2025	1,750	1,740	1,750	1,739
6.125% Secured Notes	February 2027	1,000	986	—	—
5.75% Secured Notes	August 2027	500	495	500	495
4.875% Secured Notes	June 2028	1,600	1,581	1,600	1,580
Senior Unsecured Notes:
6.125%	April 2025	2,650	2,640	2,650	2,640
9.00%	December 2025	1,500	1,483	1,500	1,482
9.25%	April 2026	1,500	1,490	1,500	1,489
8.50%	January 2027	1,750	1,754	1,750	1,754
7.00%	January 2028	750	743	750	743
5.00%	January 2028	1,250	1,238	1,250	1,238
6.25%	February 2029	1,500	1,484	1,500	1,483
5.00%	February 2029	1,000	990	1,000	990
7.25%	May 2029	750	743	750	742
5.25%	January 2030	1,250	1,237	1,250	1,237
5.25%	February 2031	1,000	990	1,000	989
Other	Various	12	12	12	12
Total long-term debt and other		$23,385	23,168	$22,870	22,654
Less: Current portion of long-term debt and other			—		—
Non-current portion of long-term debt			$23,168		$22,654
Covenant Compliance
The Senior Secured Credit Facilities (as defined below) and the indentures governing the Senior Secured Notes and Senior Unsecured Notes contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. As of March 31, 2022, the amount available for restricted payments under the “builder basket” in the Company’s most restrictive indentures (as defined by those indentures) was approximately $13,900 million (although such availability is subject to the Company’s compliance with a 2.00:1.00 fixed charge coverage ratio). The 2023 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that, prior to giving effect to the Second Amendment (as defined below), required the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
As of March 31, 2022, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenant and may take other actions to reduce its debt levels to align with the Company’s long-term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate.
Senior Secured Credit Facilities
On June 1, 2018, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Fourth Amended and Restated Credit and Guaranty Agreement, as amended by the First Incremental Amendment to the Restated Credit Agreement, dated as of November 27, 2018 (the “2018 Restated Credit Agreement”) with a syndicate of financial institutions and investors as lenders. Prior to the Second Amendment (as defined below), the 2018 Restated Credit Agreement provided for a revolving credit facility of $1,225 million, maturing on the earlier of June 1, 2023 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and Bausch Health Americas, Inc. (“BHA”) in an aggregate principal amount in excess of $1,000 million (the “2023 Revolving Credit Facility”) and term loan facilities of original principal amounts of $4,565 million and $1,500 million, maturing in June 2025 (the “June 2025 Term Loan B Facility”) and November 2025 (the “November 2025 Term Loan B Facility"), respectively. Both the Company and BHA were borrowers with respect to the 2023 Revolving Credit Facility. Borrowings under the 2023 Revolving Credit Facility could be made in U.S. dollars or Canadian dollars (or if an amendment to the 2018 Restated Credit Agreement was made to replace LIBOR with an alternative benchmark rate with respect to borrowings under the Revolving Credit Facility denominated in euros, euros).
Description of Senior Secured Credit Facilities as of March 31, 2022
The following description describes the 2018 Restated Credit Agreement as in effect on March 31, 2022, prior to giving effect to the Second Amendment (as defined below).
Borrowings under the Senior Secured Credit Facilities in U.S. dollars bear interest at a rate per annum equal to, at the Company’s option, either: (i) a base rate determined by reference to the highest of: (a) the prime rate (as defined in the 2018 Restated Credit Agreement), (b) the federal funds effective rate plus 1/2 of 1.00% or (c) the eurocurrency rate (as defined in the 2018 Restated Credit Agreement) for a period of one month plus 1.00% (or if such eurocurrency rate shall not be ascertainable, 1.00%) or (ii) a eurocurrency rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (provided, however, that the eurocurrency rate shall at no time be less than 0.00% per annum), in each case plus an applicable margin.
Borrowings under the 2023 Revolving Credit Facility in euros, when available, are expected to bear interest at a term benchmark rate determined by reference to the costs of funds for euro deposits for the interest period relevant to such borrowing (provided, however, that the eurocurrency rate is at no time expected to be less than 0.00% per annum), plus an applicable margin.
Borrowings under the 2023 Revolving Credit Facility in Canadian dollars bear interest at a rate per annum equal to, at the Company’s option, either: (i) a prime rate determined by reference to the higher of: (a) the rate of interest last quoted by The Wall Street Journal as the “Canadian Prime Rate” or, if The Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the Bank of Canada as its prime rate and (b) the 1 month BA rate (as defined below) calculated daily plus 1.00% (provided, however, that the prime rate shall at no time be less than 0.00%) or (ii) the bankers’ acceptance rate for Canadian dollar deposits in the Toronto interbank market (the “BA rate”) for the interest period relevant to such borrowing (provided, however, that the BA rate shall at no time be less than 0.00% per annum), in each case plus an applicable margin.

Subject to certain exceptions and customary baskets set forth in the 2018 Restated Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the 2018 Restated Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the 2018 Restated Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.
The applicable interest rate margins for the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility are 2.00% and 1.75%, respectively, with respect to base rate and prime rate borrowings and 3.00% and 2.75%, respectively, with respect to eurocurrency rate and BA rate borrowings. As of March 31, 2022, the stated rates of interest on the Company’s borrowings under the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility were 3.21% and 2.96% per annum, respectively.
The amortization rate for both the June 2025 Term Loan B Facility and the November 2025 Term Loan B Facility is 5.00% per annum. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2022, there were no remaining mandatory quarterly amortization payments for the Senior Secured Credit Facilities.
The applicable interest rate margins for borrowings under the 2023 Revolving Credit Facility are 1.50%-2.00% with respect to base rate or prime rate borrowings and 2.50%-3.00% with respect to eurocurrency rate or BA rate borrowings. As of March 31, 2022, the stated rate of interest on the 2023 Revolving Credit Facility was 2.96% per annum. As of March 31, 2022, the Company had no outstanding borrowings, $54 million of issued and outstanding letters of credit and remaining availability of $1,171 million under its 2023 Revolving Credit Facility. In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2023 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on eurocurrency rate borrowings under the 2023 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
The 2018 Restated Credit Agreement permits the incurrence of incremental credit facility borrowings up to the greater of $1,000 million and 28.5% of Consolidated Adjusted EBITDA (non-GAAP) (as defined in the 2018 Restated Credit Agreement), subject to customary terms and conditions, as well as the incurrence of additional incremental credit facility borrowings subject to, in the case of secured debt, a secured leverage ratio of not greater than 3.50:1.00, and, in the case of unsecured debt, either a total leverage ratio of not greater than 6.50:1.00 or an interest coverage ratio of not less than 2.00:1.00.
As more fully discussed in Note 20, “SUBSEQUENT EVENTS”, on May 10, 2022 in connection with the B+L IPO, the Company completed a series of transactions in which among other things: (i) Bausch + Lomb entered into a new credit facility, (ii) the Company repaid certain amounts outstanding under its existing term B loans, (iii) the Company refinanced the remaining amounts outstanding under its credit facilities and (iv) the Company discharged the indenture governing the 6.125% Senior Unsecured Notes due 2025 (the “April 2025 Unsecured Notes” and the related indenture the “April 2025 Unsecured Notes Indenture”) with, among other sources, the net proceeds from the February 2027 Secured Notes (defined below).
Senior Secured Notes
The Senior Secured Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor under the 2018 Restated Credit Agreement and existing Senior Unsecured Notes (together, the “Note Guarantors”). In connection with the closing of the B+L IPO, the discharge of the 6.125% Notes Indenture and the related release in respect of the 2018 Restated Credit Agreement, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released.
The Senior Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the Company’s obligations under the 2022 Restated Credit Agreement (as defined below) under the terms of the indentures governing the Senior Secured Notes.
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
4.875% Senior Secured Notes due 2028 - June 2021 Refinancing Transactions
On June 8, 2021, the Company issued $1,600 million aggregate principal amount of 4.875% Senior Secured Notes due June 2028 (the “June 2028 Secured Notes”) in a private placement. The proceeds and cash on hand were used to: (i) repurchase a portion and redeem the remainder of $1,600 million of 7.00% Senior Secured Notes due 2024 (the “March 2024 Secured Notes”), representing the remaining outstanding principal balance of the March 2024 Secured Notes and (ii) pay all fees and expenses associated with these transactions (collectively, the “June 2021 Refinancing Transactions”). The June 2021 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $38 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. Interest on the June 2028 Secured Notes is payable semi-annually in arrears on each June 1 and December 1.
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
6.125% Senior Secured Notes due 2027 - February 2022 Financing
On February 10, 2022, the Company issued $1,000 million aggregate principal amount of 6.125% senior secured notes due February 2027 (the “February 2027 Secured Notes”). As discussed in further detail below, the proceeds from the February 2027 Secured Notes, along with proceeds from the B+L IPO, the 2027 Term Loans and the B+L Debt Financing (each as defined below) and cash on hand, were used to deposit funds sufficient to redeem in full all outstanding April 2025 Unsecured Notes and for the Credit Agreement Refinancing. The February 2027 Secured Notes accrue interest at a rate of 6.125% per year, payable semi-annually in arrears on each February and August.
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
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. In connection with the closing of the B+L IPO, the discharge of the April 2025 Unsecured Notes Indenture and the related release in respect of the 2018 Restated Credit Agreement, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.

Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of March 31, 2022 and December 31, 2021 was 5.97% and 5.88%, respectively.
Maturities
Maturities of debt obligations for the remainder of 2022, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2022	$—
2023	—
2024	—
2025	9,523
2026	1,500
2027	3,250
Thereafter	9,112
Total debt obligations	23,385
Unamortized premiums, discounts and issuance costs	(217)
Total long-term debt and other	$23,168
In connection with the closing of the B+L IPO, the conditions to the Company’s previously announced redemption of its April 2025 Unsecured Notes were satisfied. On May 10, 2022, the Company caused sufficient funds for the redemption in full of the April 2025 Unsecured Notes at a redemption price of 101.021% of the principal amount thereof to be irrevocably deposited with the Bank of New York Mellon, N.A., as trustee under the April 2025 Unsecured Notes Indenture and the April 2025 Unsecured Notes was discharged. The April 2025 Unsecured Notes will be redeemed on May 16, 2022. In addition, as of May 10, 2022, the Company has drawn $350 million on the 2027 Revolving Credit Facility (defined below).
This satisfaction and discharge, as well as the B+L Debt Financing, the Credit Agreement Refinancing and the borrowings under the 2027 Revolving Credit Facility (each as defined in Note 20, “SUBSEQUENT EVENTS”), are not reflected in the maturities table above. See Note 20, “SUBSEQUENT EVENTS” for further details regarding these transactions.
11.PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries. Net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three months ended March 31, 2022 and 2021 consists of:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	1	1	1	1	—	—
Expected return on plan assets	(2)	(3)	(1)	(1)	—	—
Amortization of prior service credit and other	—	—	—	—	(1)	(1)
Net periodic (benefit) cost	$(1)	$(2)	$1	$1	$(1)	$(1)
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
Effective April 30, 2018, the Company amended and restated the 2014 Plan (the “Amended and Restated 2014 Plan”). The Amended and Restated 2014 Plan includes the following amendments: (i) the number of common shares authorized for issuance under the Amended and Restated 2014 Plan has been increased by an additional 11,900,000 common shares, as approved by the requisite number of shareholders at the Company’s annual general meeting held on April 30, 2018, (ii) introduction of a $750,000 aggregate fair market value limit on awards (in either equity, cash or other compensation) that can be granted in any calendar year to a participant who is a non-employee director, (iii) housekeeping changes to address changes to Section 162(m) of the Internal Revenue Code, (iv) awards are expressly subject to the Company’s clawback policy and (v) awards not assumed or substituted in connection with a Change of Control (as defined in the Amended and Restated 2014 Plan) will only vest on a pro rata basis.
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
Approximately 8,542,000 common shares were available for future grants as of March 31, 2022. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
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
The following table summarizes the components and classification of share-based compensation expenses related to stock options and RSUs for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in millions)	2022	2021
Stock options	$4	$4
RSUs	28	27
	$32	$31

Research and development expenses	$3	$3
Selling, general and administrative expenses	29	28
	$32	$31

Share-based awards granted for the three months ended March 31, 2022 and 2021 consist of:

	2022	2021
Stock options
Granted	2,545,000	1,343,000
Weighted-average exercise price	$24.08	$32.56
Weighted-average grant date fair value	$6.63	$11.45
Time-based RSUs
Granted	1,662,000	2,560,000
Weighted-average grant date fair value	$24.21	$32.45
TSR performance-based RSUs
Granted	—	400,000
Weighted-average grant date fair value	$—	$56.04
ROTC performance-based RSUs
Granted	—	413,000
Weighted-average grant date fair value	$—	$31.72
B+L Separation performance-based RSUs
Granted	—	132,000
Weighted-average grant date fair value	$—	$32.56
As of March 31, 2022, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $134 million, which will be amortized over a weighted-average period of 1.84 years.
13.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	March 31, 2022	December 31, 2021
Foreign currency translation adjustment	$(1,961)	$(1,905)
Pension and postretirement benefit plan adjustments, net of income taxes	(13)	(19)
	$(1,974)	$(1,924)
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
14.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended March 31,
(in millions)	2022	2021
Product related research and development	$121	$105
Quality assurance	6	7
	$127	$112

15.OTHER EXPENSE (INCOME), NET
Other expense (income), net consists of:

	Three Months Ended March 31,
(in millions)	2022	2021
Litigation and other matters	$(1)	$—
Acquisition-related contingent consideration	3	(9)
Gain on sale of assets, net	—	(23)
Acquired in-process research and development costs	—	2
	$2	$(30)
Gain on sale of assets, net for the three months ended March 31, 2021, includes $25 million related to the achievement of a milestone related to a certain product.
16.INCOME TAXES
For interim financial statement purposes, U.S. GAAP income tax expense/benefit related to ordinary income is determined by applying an estimated annual effective income tax rate against a company’s ordinary income. Income tax expense/benefit related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of the Company’s income tax provision requires the use of management forecasts and other estimates, application of statutory income tax rates, and an evaluation of valuation allowances. The Company’s estimated annual effective income tax rate may be revised, if necessary, in each interim period.
Benefit from income taxes for the three months ended March 31, 2022 was $16 million and included: (i) $14 million of income tax expense for the Company’s ordinary loss for the three months ended March 31, 2022 and (ii) $30 million of net income tax benefit for discrete items, which includes: (a) $36 million of net income tax benefit tax provision recognized for changes in uncertain tax positions, and (b) a $6 million tax provision associated with filing certain tax returns.
Provision for income taxes for the three months ended March 31, 2021 was $16 million and included: (i) $49 million of net income tax provision for discrete items, which includes: (a) a $46 million tax provision related to potential and recognized withholding tax on intercompany dividends, (b) a $6 million tax benefit associated with the filing of certain tax returns, (c) a $6 million tax benefit related to a deduction for stock compensation (d) a $3 million tax provision recognized for changes in uncertain tax positions and (ii) $33 million of income tax benefit for the Company’s ordinary loss for the three months ended March 31, 2021.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made except that, as a result of the 2018 adoption of guidance regarding intra-entity transfers, any change in valuation allowance surrounding the adoption of the intra-entity transfer resulting from this adoption was recorded within equity. The valuation allowance against deferred tax assets was $2,252 million and $2,222 million as of March 31, 2022 and December 31, 2021, respectively. The decrease was primarily due to loss in Canada. The Company will continue to assess the need for a valuation allowance on a go-forward basis.
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The Inclusive Framework plan has now been agreed to by 141 OECD members, including several countries which did not agree to the initial plan. Under pillar one, taxing rights over multinational businesses with global turnover above €20 billion and a profit margin above 10% will generally be re-allocated to market jurisdictions. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must now be implemented by the OECD Members who have agreed to the plan, effective in 2023. On December 20, 2021, the OECD published model rules to implement the pillar two rules, which are generally consistent with agreements reached by the Inclusive Framework in October 2021. Additional guidance is expected to be published in 2022. The Company will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. While the Company is unable to predict when and how the Inclusive Framework agreement will be enacted into law in these countries, it is possible that the implementation of the

Inclusive Framework agreement, including the global minimum corporate tax rate could have a material effect on the Company’s liability for corporate taxes and the Company’s consolidated effective tax rate.
As of March 31, 2022 and December 31, 2021, the Company had $876 million and $927 million of unrecognized tax benefits, which included $43 million and $41 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of March 31, 2022, $196 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2022 could decrease by approximately $21 million in the next 12 months as a result of the resolution of certain tax audits and other events.
The Company continues to be under examination by the Canada Revenue Agency. The Company’s position as of March 31, 2022 with regard to proposed audit adjustments was updated to reflect an updated assessment received for 2015 which would primarily result in a loss of tax attributes that are subject to a full valuation allowance.
In 2017, the Company undertook an internal restructuring in the form of what is commonly known as a Granite Trust transaction, which resulted in a recorded capital loss (the “2017 capital loss”). In the U.S., the 2014 tax year remains open to the extent of the portion of the 2017 capital loss carried back to that year. The Internal Revenue Service (“IRS”) is continuing its examination of the Company’s annual tax filings for 2015 and 2016 and the Company’s short period tax return for the period ended September 8, 2017, which was filed as a result of the Company’s internal restructuring efforts during 2017. Recently, the Company has received a notice of proposed adjustment from the IRS that would disallow the 2017 capital loss. To date, the Company has not received an assessment from the IRS but expects to receive a notice of proposed tax deficiency. The Company intends to contest any proposed tax deficiency through the IRS administrative appeals process, and if necessary, appropriate litigation. If the Company were ultimately unsuccessful in defending its position, and all or a substantial portion of the 2017 capital loss deduction were disallowed, the Company estimates, in a worst case scenario, that it could be liable for additional income taxes (excluding penalties and interest) of up to $2,100 million, which could have an adverse effect on the Company’s financial condition and results of operations. The Company intends to vigorously defend its position, including through appropriate litigation, if necessary, and ultimately believes it will sustain its deduction of the 2017 capital loss, and, accordingly, no income tax provision has been recorded.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2020.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2016. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company’s Consolidated Financial Statements.
The Company’s subsidiaries in Australia are under audit by the Australian Taxation Office for various years beginning in 2011 through 2017. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company’s Consolidated Financial Statements.
Certain affiliates of the Company in regions outside of Canada, the U.S., Germany and Australia are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain tax benefits. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company’s Consolidated Financial Statements.
17.LOSS PER SHARE
Net loss per share attributable to Bausch Health Companies Inc. were calculated as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Net loss attributable to Bausch Health Companies Inc.	$(69)	$(610)
Basic and diluted weighted-average common shares outstanding	360.8	356.8
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.19)	$(1.71)
During the three months ended March 31, 2022 and 2021, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 3,600,000 and 6,657,000 common shares for the three months ended March 31, 2022 and 2021, respectively.
During the three months ended March 31, 2022 and 2021, time-based RSUs, performance-based RSUs and stock options to purchase approximately 9,332,000 and 4,846,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three months ended March 31, 2022, an additional 156,000 performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met.
18.LEGAL PROCEEDINGS
From time to time, the Company becomes involved in various legal and administrative proceedings, which include product liability, intellectual property, commercial, tax, antitrust, governmental and regulatory investigations, related private litigation and ordinary course employment-related issues. From time to time, the Company also initiates actions or files counterclaims. The Company could be subject to counterclaims or other suits in response to actions it may initiate. The Company believes that the prosecution of these actions and counterclaims is important to preserve and protect the Company, its reputation and its assets. Certain of these proceedings and actions are described in Note 20, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022. Except as described below, there have been no material updates or developments with respect to any such proceedings or actions during the three months ended March 31, 2022.
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of March 31, 2022, the Company’s Consolidated Balance Sheets includes accrued current loss contingencies of $1,530 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Governmental and Regulatory Inquiries
As referenced above, during the three months ended March 31, 2022, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Governmental and Regulatory Inquiries” in Note 20, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022. These matters include:
Investigation by the U.S. Attorney’s Office for the District of Massachusetts - re OraPharma
In August 2019, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts, requesting materials including documents concerning the sales, marketing, coverage and reimbursement of Arestin®, including related support services, and other matters.
The Company is cooperating with this investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
Securities and RICO Class Actions and Related Matters
U.S. Securities Litigation - Opt-Out Litigation
On December 16, 2019, the Company announced that it had agreed to settle, subject to final court approval, the consolidated securities class action filed in the U.S. District Court for the District of New Jersey (In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658). On January 31, 2021, the District Court issued an order granting final approval of this settlement. On February 4, 2021, Timber Hill LLC filed a notice of appeal of the Court’s final approval order, which overruled its objections to the allocation of settlement proceeds as between common stock and options. On March 1, 2021, Cathy Lochridge filed a notice of appeal of the Court’s final approval order, which overruled her objections as to the attorneys’ fees awarded to class counsel. On October 14, 2021, Timber Hill LLC dismissed its appeal of the final approval order. On December 20, 2021, the Third Circuit denied Lochridge’s appeal. On January 3, 2022, Lochridge filed a petition for rehearing of the appeal en banc which remains pending.
In October 2015, four putative securities class actions were filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor. On May 31, 2016, the court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658. On December 16, 2019, the Company, the current or former officers and directors, ValueAct, and the underwriters announced that they agreed to resolve the securities action for $1,210 million, subject to final court approval. This settlement received final approval from the court on January

31, 2021 and will resolve and discharge all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. The settlement remains subject to appeal of the final court approval (as such appeal is further described above). In order to qualify for a settlement payment all persons and entities that purchased or otherwise acquired the Company securities during the class period must have submitted a proof of claim and release form by May 6, 2020. The settlement payments have been paid into an escrow account in accordance with the payment schedule outlined in the settlement agreement. These payments, less certain settlement expenses and attorneys’ fees, will remain in escrow until resolution of the appeal of the final court approval of the settlement agreement. The opt-out litigations discussed below remain ongoing. As of March 31, 2022, Restricted cash and other settlement deposits includes an aggregate $1,210 million of: (i) payments in the escrow fund and (ii) certain disbursements for settlement expenses and attorney’s fees. Disbursements for attorney’s fees remain refundable until resolution of the appeal of the final court approval of the settlement agreement.
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
In addition to the consolidated putative class action, thirty-seven groups of individual investors in the Company’s stock and debt securities have chosen to opt out of the consolidated putative class action and filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These actions were captioned previously in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022. Sixteen of the thirty-seven opt-out actions have been dismissed; and the total number of remaining opt-out actions pending in the District of New Jersey is twenty-one actions.
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
Canadian Securities Litigation
In 2015, six putative class actions were filed and served against the Company and certain current or former officers and directors in Canada in the provinces of British Columbia, Ontario and Quebec. The Company is also aware of two additional putative class actions that were filed with the applicable court but which have not been served on the Company and the factual allegations made in these actions are substantially similar to those outlined herein. These actions were captioned previously in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022.

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
The Company is aware that certain other members of the Catucci class exercised their opt-out rights prior to the June 19, 2018 deadline. On February 15, 2019, one of the entities which exercised its opt-out rights, the California State Teachers’ Retirement System (“CalSTRS”), served the Company with an application in the Quebec Superior Court of Justice for leave to pursue an action under the Quebec Securities Act against the Company, certain current or former officers and directors of the Company and its auditor. That proceeding is captioned California State Teachers’ Retirement System v. Bausch Health Companies Inc. et al. (Court File No. 500-11-055722-181). The allegations in the proceeding are similar to those made by the plaintiffs in the Catucci class action and in the BlackRock opt-out proceedings. On that same date, CalSTRS also served the Company with proceedings (Court File No. 500-17-106044-186) against the same defendants asserting claims under the Quebec Civil Code in respect of the same alleged misrepresentations.
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
RICO Class Actions
Between May 27, 2016 and September 16, 2016, three actions were filed in the U.S. District Court for the District of New Jersey against the Company and various third-parties (these actions were subsequently consolidated), alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third-party payors that paid claims submitted by Philidor for certain Company-branded drugs between January 2, 2013 and November 9, 2015.  The consolidated complaint alleges, among other things, that the defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding: (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription. The complaint further alleges that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute. On August 4, 2021, the Company executed a stipulation of settlement for this action and, on August 17, 2021, the Court preliminarily approved the settlement. On December 6, 2021 the Special Master overseeing this litigation issued a report and recommendation recommending final approval of the settlement, and on February 22, 2022 the settlement was approved by the district court. The time to appeal the district court’s final approval order expired on March 24, 2022.
Other Securities and RICO Class Actions and Related Matters
As referenced above, during the three months ended March 31, 2022, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Securities and RICO Class Actions and Related Matters” in Note 20, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022. Such matters include:
Insurance Coverage Lawsuit
On December 7, 2017, the Company filed a lawsuit against its insurance companies that issued insurance policies covering claims made against the Company, its subsidiaries, and its directors and officers during two distinct policy periods, (i) 2013-14 and (ii) 2015-16. The lawsuit is currently pending in the United States District Court for the District of New Jersey (Valeant Pharmaceuticals International, Inc., et al. v. AIG Insurance Company of Canada, et al.; Case No. 3:18-CV-00493). In the lawsuit, the Company seeks coverage for: (i) the costs of defending and resolving claims brought by former shareholders and debtholders of Allergan, Inc. in In re Allergan, Inc. Proxy Violation Securities Litigation and Timber Hill LLC, individually and on behalf of all others similarly situated v. Pershing Square Capital Management, L.P., et al. (the “Allergan Securities Litigation”) (under the 2013-2014 coverage period), and (ii) costs incurred and to be incurred in connection with the securities class actions and opt-out cases described in this section and the SEC Investigation and certain of the other investigations described under “Complete or Inactive Matters” in Note 20, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021 and under “Governmental and Regulatory Inquiries” and “Complete or Inactive Matters” in Note 21, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and the CSA on February 19, 2020 (under the 2015-2016 coverage period).
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
On February 8, 2021, the insurer plaintiff filed an action asserting its indirect (state law) claims in the Superior Court of Alameda County, California against the Company and others (the “State Court Action”) (discussed in further detail below, see Glumetza State-Law Insurer Litigations). Defendants’ demurrer in the State Court Action was heard on September 22, 2021.
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
On September 22, 2021, the court granted preliminary approval of the class settlement agreement and vacated the October 2021 trial date and all other pre-trial deadlines in the consolidated actions. On February 3, 2022, the court granted final approval of the class settlement and ordered dismissal of the class plaintiffs’ claims. The deadline to appeal the final approval of the class settlement has now passed, and the settlements have resolved and discharged all asserted class and direct purchaser non-class claims against the Company in the In re Glumetza Antitrust Litigation.
Generic Pricing Antitrust Litigation
The Company’s subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16- MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which have been brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, States, and various Counties, Cities, and Towns, have been consolidated into the MDL. There are also additional, separate complaints which have been consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. There are cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed in the cases. The cases have been placed in deferred status. The Company disputes the claims against it and continues to defend itself vigorously.
Additionally, Bausch Health Companies Inc. and certain U.S. and Canadian subsidiaries (for the purposes of this paragraph, collectively the "Company”) have been named as defendants in a proposed class proceeding entitled Kathryn Eaton v. Teva Canada Limited, et al. in the Federal Court in Toronto, Ontario, Canada (Court File No. T-607-20). The plaintiff seeks to certify a proposed class action on behalf of persons in Canada who purchased generic drugs in the private sector, alleging that the Company and other defendants violated the Competition Act by conspiring to allocate the market, fix prices, and maintain the supply of generic drugs, and seeking damages under federal law. The proposed class action contains similar allegations to the In re: Generic Pharmaceuticals Pricing Antitrust Litigation pending in the United States Court for the Eastern District of Pennsylvania. The Company disputes the claims against it and will defend itself vigorously.

Glumetza State-Law Insurer Litigations
On February 8, 2021, the insurer plaintiff from the federal In re Glumetza Antitrust Litigation, Case No. 3:19-cv-05822- WHA (N.D. Cal.) (the “In re Glumetza Antitrust Litigation”) (discussed in further detail above) filed an action asserting its indirect (state law) claims in the Superior Court of Alameda County, California against the Company and others (the “State Court Action”). The State Court Action alleges that a 2012 settlement of a patent litigation regarding Glumetza® delayed generic entry in exchange for an agreement not to launch an authorized generic of Glumetza® or grant any other company a license to do so. The State Court Action alleges that the settlement agreement resulted in higher prices for Glumetza® and its generic equivalent both prior to and after generic entry. On September 20, 2021, the parties stipulated that the insurer plaintiff’s direct opt-out claims from In re Glumetza Antitrust Litigation, discussed above, were deemed asserted in the State Court Action.
Defendants’ demurrer in the State Court Action was heard on September 22, 2021. On November 29, 2021, the court denied the motion in part and granted it in part as to certain state law claims, with leave to amend. The insurer plaintiff did not amend the complaint. Defendants’ answers were filed on February 3, 2022.
On April 5, 2022, Health Care Service Corporation filed an action with similar substantive allegations and similar indirect (state law) claims in the Superior Court of Alameda County, California against the Company and others.
The Company disputes the claims and intends to vigorously defend these matters.
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Xifaxan® 550mg, Bryhali®, Duobrii®, Trulance®, Lumify® and Relistor® Injection in the United States and Jublia® in Canada, or other similar suits.
On February 17, 2020, the Company and Alfasigma S.p.A. (“Alfasigma”) received a Notice of Paragraph IV Certification from Norwich Pharmaceuticals Inc. (“Norwich”), in which Norwich asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Norwich. The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Norwich’s ANDA for rifaximin tablets, 550 mg. Xifaxan® is protected by 26 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. Trial in this matter was held in March 2022. A decision is pending. Post-trial briefing is expected to occur in the second quarter of 2022, with a decision expected in the third quarter of 2022. The Company remains confident in the strength of the Xifaxan® patents and will continue to vigorously pursue this matter and defend its intellectual property.
On July 23, 2020, the Company received a Notice of Paragraph IV Certification from Perrigo Israel Pharmaceuticals, Ltd. (now Padagis LLC) (“Padagis”), in which Padagis asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Duobrii® (halobetasol propionate and tazarotine) lotion, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Padagis’ generic lotion, for which an ANDA has been filed by Padagis. On August 28, 2020, the Company filed suit against Padagis pursuant to the Hatch-Waxman Act, alleging infringement by Padagis of one or more claims of the Duobrii® Patents, thereby triggering a 30-month stay of the approval of the Padagis ANDA. On September 3, 2020, this action was consolidated with the action between the Company and Padagis described below, regarding Padagis’ ANDA for generic Bryhali® (halobetasol propionate) lotion. A pre-trial conference in the consolidated action has been scheduled for July 20, 2022. The Company remains confident in the strength of the Duobrii® related patents and will vigorously defend its intellectual property.
On March 20, 2020, the Company received a Notice of Paragraph IV Certification from Padagis, in which Padagis asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Bryhali® (halobetasol propionate) lotion, 0.01% are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Padagis’ generic halobetasol propionate lotion, for which an ANDA has been filed by Padagis. On May 1, 2020, the Company filed suit against Padagis pursuant to the Hatch-Waxman Act, alleging infringement by Padagis of one or more claims of the

Bryhali® Patents, thereby triggering a 30-month stay of the approval of the Padagis ANDA for halobetasol propionate lotion. On September 3, 2020, this action was consolidated with the action between the Company and Padagis described above, regarding Padagis’ ANDA for generic Duobrii® (halobetasol propionate and tazarotine) lotion. A pre-trial conference in the consolidated action has been scheduled for July 20, 2022. The Company remains confident in the strength of the Bryhali® Patents and intends to vigorously pursue this matter and defend its intellectual property.
In April 2021, the Company commenced litigation against MSN Laboratories Private Ltd. (“MSN”) and Mylan Pharmaceuticals Inc., (“Mylan”) alleging patent infringement by MSN’s and Mylan’s filing of their ANDA for generic Trulance® (plecanatide) 3mg tablets. This suit had been filed following receipt of a Notice of Paragraph IV Certification from each of MSN and Mylan, in which they had each asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Trulance® tablets, 3 mg, were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of their respective generic plecanatide tablets, 3 mg. The filing of these suits triggered a 30-month stay of the approval of the MSN and Mylan ANDAs for plecanatide tablets. The Company remains confident in the strength of the Trulance® patents and intends to vigorously pursue this matter and defend its intellectual property.
On August 16, 2021, the Company received a Notice of Paragraph IV Certification from Slayback Pharma LLC (“Slayback”), in which Slayback asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops (the “Lumify Patents”), are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Slayback’s generic drops, for which an ANDA has been filed by Slayback. The Company, through its affiliate Bausch + Lomb Ireland Limited, exclusively licenses the Lumify Patents from Eye Therapies, LLC (“Eye Therapies”). On September 10, 2021, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Slayback pursuant to the Hatch-Waxman Act, alleging infringement by Slayback of one or more claims of the Lumify Patents, thereby triggering a 30-month stay of the approval of the Slayback ANDA.
On January 20, 2022, B&L Inc. received a Notice of Paragraph IV Certification from Lupin Ltd. (“Lupin”), in which Lupin asserted that certain of the Lumify Patents are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Lupin’s generic brimonidine tartrate solution, for which its ANDA No. 216716 has been filed by Lupin. On February 2, 2022, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Lupin pursuant to the Hatch-Waxman Act, alleging patent infringement by Lupin of one or more claims of the Lumify Patents, thereby triggering a 30-month stay of the approval of the Lupin ANDA.
The Company remains confident in the strength of the Lumify® related patents and intends to vigorously defend its intellectual property.
In addition, patents covering the Company’s branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review (“IPR”) at the U.S. Patent & Trademark Office. The proceedings operate under different standards from district court proceedings, and are often completed within 18 months of institution. IPR challenges have been brought against patents covering the Company’s branded pharmaceutical products. For example, following Acrux DDS’s IPR petition, the U.S. Patent and Trial Appeal Board (“PTAB”), in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia® (U.S. Patent No. 7,214,506 (the “‘506 Patent”)) and, on June 6, 2018, issued a written determination invalidating such patent. An appeal of this decision was filed on August 7, 2018. On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings. As a result of a settlement, a joint motion to terminate the proceedings was filed on November 12, 2020 and, on January 8, 2021, the PTAB granted this motion. The ‘506 Patent, therefore, remains valid and enforceable and expires in 2026. Jublia® is covered by fourteen Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2028 through 2035. In August and September 2018, the Company received notices of the filing of a number of ANDAs with paragraph IV certification, and has timely filed patent infringement suits against these ANDA filers, and, in addition, the Company has also commenced certain patent infringement proceedings in Canada against four separate defendants. All cases in U.S. regarding Jublia® have been settled. In Canada, two lawsuits remain pending against Apotex Inc.
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
Johnson & Johnson, through one or more subsidiaries, has purported to have completed a Texas divisional merger with respect to any talc liabilities at Johnson & Johnson Consumer, Inc. (“JJCI”). LTL Management, LLC (“LTL”), the resulting entity of the divisional merger, assumed JJCI’s talc liabilities and thereafter filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of North Carolina. Pursuant to court orders entered in November 2021, the case was transferred to the United States District Court for the District of New Jersey, and substantially all cases related to Johnson & Johnson’s talc liability were stayed for a period of sixty (60) days pursuant to a preliminary injunction. Notwithstanding the divisional merger and LTL’s bankruptcy case, the Company and its affiliates continue to have indemnification claims and rights against Johnson & Johnson and LTL pursuant to the terms of the indemnification agreement entered into between JJCI and its affiliates and the Company and its affiliates, which indemnification agreement remains in effect. As a result, it is the Company’s current expectation that it will not incur any material impairments with respect to its indemnification claims as a result of the divisional merger or the bankruptcy. In December 2021, certain talc claimants filed motions to dismiss the bankruptcy case. Shortly thereafter, LTL filed a motion in the bankruptcy court to extend the 60-day preliminary injunction. On February 25, 2022, the bankruptcy court entered orders denying the motions to dismiss and extending the preliminary injunction staying substantially all cases subject to the indemnification agreement related to Johnson & Johnson’s talc liability through at least June 29, 2022. The order denying the motions to dismiss and the order extending the preliminary injunction are subject to appeal and the bankruptcy court certified their appeals directly to the United States Court of Appeals for the Third Circuit. A petition to authorize the direct appeal is currently pending before the Court of Appeals. Further, pursuant to a court order dated March 18, 2022, the bankruptcy court directed certain talc claimants and LTL to mediate the issues related to the case in the hopes of achieving a global resolution. The Bankruptcy Court has also indicated that it intends to order separate mediation with respect to certain consumer protection claims against LTL by various state attorneys general. On May 4, 2022, the Bankruptcy Court extended LTL’s exclusive period to file a chapter 11 plan until September 9, 2022. To the extent that any cases proceed during the pendency of the bankruptcy case, it is the Company’s expectation that Johnson & Johnson, in accordance with the indemnification agreement, will continue to vigorously defend the Company in each of the remaining actions.
General Civil Actions
U.S. Securities Litigation - New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, the Company and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in the Company’s common shares and debt securities who are also maintaining individual securities fraud claims against the Company and certain current or former officers and directors as part of the U.S. Securities Litigation. This newly filed action seeks a declaratory judgment that the transfer of the Company assets to Bausch + Lomb would constitute a voidable transfer under New Jersey’s Uniform Voidable Transactions Act and that Bausch + Lomb would become liable for damages awarded against the Company in the individual opt-out actions. The declaratory judgment action alleges that a transfer of assets from the Company to Bausch + Lomb would leave the Company with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against the Company in the underlying individual opt-out actions and the Company disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Exchange Act, and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt out actions are made against the Company and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by the Company and/or failures to disclose information about the Company’s business and prospects including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, the Company and Bausch + Lomb removed the action to the U.S. District Court for the District of New Jersey. As a result, the New Jersey Superior Court action is closed and the case is now pending in the

District of New Jersey (Case No. 22-cv-01823). On April 29, 2022, Plaintiffs filed a motion to remand. That motion will be fully briefed on June 3, 2022. Other proceedings are in abeyance pending resolution of Plaintiffs’ remand motion. Both the Company and Bausch + Lomb dispute the claims in this declaratory judgment action and intend to vigorously defend this matter.
California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. The Company filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief; Appellees’ response briefs were filed on October 8, 2021. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the bankruptcy court in the LTL bankruptcy proceeding. This stay included Appellants’ reply brief deadline, which was previously due to be filed on or before December 2, 2021. On March 9, 2022, the Ninth Circuit issued an order extending the stay through July 29, 2022.
The Company and Bausch Health US dispute the claims against them and intend to defend this lawsuit vigorously.
Other General Civil Actions
As referenced above, during the three months ended March 31, 2022, there have been no material updates or developments with respect to certain proceedings or actions as described under “General Civil Actions” in Note 20, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021. These matters include:
New Mexico Attorney General Consumer Protection Action
The Company and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v. Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc., the Company and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. In April 2020, Bausch Health US filed a motion to dismiss, which in September 2020, the Court granted in part as to the New Mexico Medicaid Fraud Act and New Mexico Fraud Against Taxpayers Act claims and denied as to all other claims. The State of New Mexico brings claims against all defendants under the New Mexico Unfair Practices Act and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit seeks to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. Bausch Health US filed its answer on November 16, 2020. On December 30, 2020 Johnson & Johnson filed a Motion for Partial Judgment on the Pleadings and on January 4, 2021, Bausch Health US filed a joinder to that motion, which was denied on March 8, 2021. Trial is scheduled to begin on March 6, 2023.
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
19.SEGMENT INFORMATION
Reportable Segments
In connection with the planned separation of its Solta business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc., the Company has begun managing its operations in a manner which is consistent with the organizational structure of the two separate entities as proposed by the Solta IPO. As a result, during the first quarter of 2022, the Company’s Chief Executive Officer (“CEO”), who is the Company’s Chief Operating Decision Maker, commenced managing the business differently through changes in its operating and reportable segments, which necessitated a realignment of the Company’s historical segment structure. This realignment is consistent with how the Company’s CEO currently: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, effective in the first quarter of 2022, the Company operates in the following reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International (formerly International Rx), (iv) Solta Medical and (v) Diversified Products. The new segment structure does not impact the Company’s reporting units but realigns the two reporting units of the former Ortho Dermatologics segment whereby its medical dermatology reporting unit (Ortho Dermatologics) is now part of the current Diversified Products segment and the Solta reporting unit is now the sole reporting unit of the new Solta Medical segment. Prior period presentation of segment revenues and segment profits has been recast to conform to the current segment reporting structure.
The following is a brief description of the Company’s segments:
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Consumer, Surgical and Ophthalmic Pharmaceuticals products.
•The Salix segment consists of sales in the U.S. of GI products.
•The International segment consists of sales, with the exception of sales of Bausch + Lomb products and Solta aesthetic medical devices, outside the U.S. and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical products and OTC products.
•The Solta Medical segment consists of global sales of Solta aesthetic medical devices.
•The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products, (iii) Ortho Dermatologics (dermatological) products and (iv) dentistry products.
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

Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Revenues:
Bausch + Lomb	$889	$881
Salix	464	472
International	244	306
Solta Medical	72	72
Diversified Products	249	296
	$1,918	$2,027
Segment profits:
Bausch + Lomb	$206	$239
Salix	322	327
International	91	109
Solta Medical	35	41
Diversified Products	158	200
	812	916
Corporate	(194)	(181)
Amortization of intangible assets	(310)	(357)
Goodwill impairments	—	(469)
Asset impairments, including loss on assets held for sale	(8)	(148)
Restructuring, integration, separation and IPO costs	(13)	(12)
Other income (expense), net	(2)	30
Operating income (loss)	285	(221)
Interest income	2	2
Interest expense	(362)	(368)
Loss on extinguishment of debt	—	(5)
Foreign exchange and other	(7)	1
Loss before provision for income taxes	$(82)	$(591)

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

(in millions)	Bausch + Lomb	Salix	International	Solta Medical	Diversified Products	Total
	Three Months Ended March 31, 2022
Pharmaceuticals	$110	$464	$65	$—	$205	$844
Devices	386	—	—	72	—	458
OTC	335	—	38	—	2	375
Branded and Other Generics	52	—	133	—	36	221
Other revenues	6	—	8		6	20
	$889	$464	$244	$72	$249	$1,918

	Three Months Ended March 31, 2021
Pharmaceuticals	$121	$470	$59	$—	$242	$892
Devices	382	—	—	72	—	454
OTC	320	—	25	—	2	347
Branded and Other Generics	51	—	212	—	47	310
Other revenues	7	2	10	—	5	24
	$881	$472	$306	$72	$296	$2,027

The top ten products for the three months ended March 31, 2022 and 2021 represented 44% and 40% of total revenues for the three months ended March 31, 2022 and 2021, respectively.
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
U.S. and Puerto Rico	$1,115	$1,162
China	103	110
Canada	78	76
Poland	76	62
Mexico	61	69
France	57	54
Japan	51	60
Germany	45	42
United Kingdom	28	25
Russia	25	31
Spain	21	19
Italy	20	17
South Korea	19	20
Other	219	280
	$1,918	$2,027

Certain reclassifications have been made and are reflected in the table above.
Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Three Months Ended March 31,
	2022	2021
AmerisourceBergen Corporation	18%	18%
McKesson Corporation (including McKesson Specialty)	14%	16%
Cardinal Health, Inc.	13%	12%
20.SUBSEQUENT EVENTS
Initial Public Offering
The registration statement related to the B+L IPO was declared effective on May 5, 2022, and Bausch + Lomb’s common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. On May 10, 2022, the Selling Shareholder (as previously defined) sold 35,000,000 common shares of Bausch + Lomb at an offering price of $18.00 per share. The net proceeds from the B+L IPO after deducting underwriting commissions and estimated offering expenses were approximately $560 million as of May 10, 2022. In addition, the Selling Shareholder has granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares to cover over-allotments at the IPO offering price less underwriting commissions. As of May 10, 2022, the underwriters have not exercised this option. Upon the closing of the B+L IPO (but before exercise of the over-allotment option), the Company directly or indirectly holds 315,000,000 Bausch + Lomb common shares, which represents approximately 90% of Bausch + Lomb’s common shares.
Financing Transactions of Bausch + Lomb
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “B+L Credit Agreement”, and the credit facilities thereunder, the “B+L Credit Facilities”) providing for term loans of approximately $2,500 million with a five-year term to maturity (the “B+L Term Facility”) and a five year revolving credit facility of approximately $500 million (the “B+L Revolving Credit Facility” or such financing, the “B+L Debt Financing”). The B+L Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The term loans are denominated in U.S. dollars, and borrowings under the revolving credit facility will be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of May 10, 2022, the B+L Revolving Credit Facility remains undrawn.
Borrowings under the B+L Revolving Credit Facility in (i) U.S. dollars bear interest at a rate per annum equal to, at our option, either: (a) a term SOFR-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at our option, either: (a) CDOR or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to SONIA (provided, however, that the term SOFR-based rate, CDOR, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate and the Canadian dollar prime rate shall be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based loans are subject to a credit spread adjustment of 0.10%.
The applicable interest rate margins for borrowings under the B+L Revolving Credit Facility are (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on the Company’s total net leverage ratio and (ii) after (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long term indebtedness for borrowed money receives an investment grade rating from at least two of S&P, Moody’s and Fitch and (y) the term loan facility has been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on the Company’s debt rating. In addition, the Company is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the revolving credit facility, payable quarterly in arrears until the IG Trigger and a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on the Company’s debt rating and payable quarterly in arrears. The Company is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the revolving credit facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.

Borrowings under the term loan facility bear interest at a rate per annum equal to, at our option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%.
Subject to certain exceptions and customary baskets set forth in the B+L Credit Agreement, the Company is required to make mandatory prepayments of the loans under the B+L Term Facility under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the B+L Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the B+L Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the B+L Term Facility is 1.00% per annum and the first installment shall be payable on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity.
Senior Secured Credit Facilities
On May 10, 2022, the Company and certain of its subsidiaries as guarantors entered into that certain Second Amendment to the Fourth Amended and Restated Credit and Guaranty Agreement (the “Second Amendment”). The 2022 Restated Credit Agreement provides for a new term facility with an aggregate principal amount of $2,500 million (the “2027 Term Loan B Facility” and the loans thereunder the “2027 Term Loans”) maturing on February 1, 2027 and a new revolving credit facility of $975 million (the “2027 Revolving Credit Facility”) that will mature on the earlier of February 1, 2027 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and BHA in an aggregate principal amount in excess of $1,000 million. After giving effect to the 2022 Restated Credit Agreement, the 2023 Revolving Credit Facility, June 2025 Term Loan B Facility and November 2025 Term Loan B Facility were refinanced (such refinancing, the “Credit Agreement Refinancing”), along with certain of the Company’s existing senior notes, using proceeds of the Credit Agreement Refinancing, the B+L IPO and the B+L Debt Financing and available cash on hand. As of May 10, 2022, the Company has drawn $350 million on the 2027 Revolving Credit Facility.
Borrowings under the 2027 Term Loan B Facility bear interest at a rate per annum equal to, at our option, either: (a) a term SOFR-based rate or (b) a U.S. dollar base rate, in each case, plus an applicable margin (provided, however, that the term SOFR-based rate is expected to be no less than 0.50% per annum at any time and the U.S. dollar base rate is expected to be no less than 1.50% per annum at any time). Borrowings under the 2027 Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at the Company’s option, either: (a) a term SOFR-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at our option, either: (a) CDOR or (b) a Canadian dollar prime rate and (iii) euros bear interest at a rate per annum equal to EURIBOR (provided, however, that the term SOFR-based rate, CDOR and EURIBOR are expected to be no less than 0.00% per annum at any time and the U.S. dollar base rate and the Canadian dollar prime rate are expected to be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based loans are subject to a credit spread adjustment ranging from 0.10%-0.25%.
The applicable interest rate margin for borrowings under the 2027 Term Loan B Facility is 5.25% for term SOFR-based loans and 4.25% for U.S. dollar base rate loans. The applicable interest rate margin for borrowings under the 2027 Revolving Credit Facility ranges from 3.75% to 4.25% for term SOFR-based loans and 2.75% to 3.25% for U.S. dollar base rate loans.
In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2027 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on term SOFR borrowings under the 2027 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
Subject to certain exceptions and customary baskets set forth in the 2022 Restated Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the 2022 Restated Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the 2022 Restated Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.

The amortization rate for the 2027 Term Loan B Facility is 5.00% per annum and the first installment shall be payable on September 30, 2022. The Company may direct that prepayments be applied to such amortization payments in order of maturity.
The 2022 Restated Credit Agreement permits the incurrence of incremental credit facility borrowings up to the greater of $1,000 million and 40% of Consolidated Adjusted EBITDA (non-GAAP) (as defined in the 2022 Restated Credit Agreement), subject to customary terms and conditions, as well as the incurrence of additional incremental credit facility borrowings subject to, in the case of secured debt, a secured leverage ratio of not greater than 3.50:1.00, and, in the case of unsecured debt, either a total leverage ratio of not greater than 6.50:1.00 or an interest coverage ratio of not less than 2.00:1.00.
The 2022 Restated Credit Agreement provides that Bausch + Lomb initially be a “excluded” subsidiary subject to the terms of the 2022 Restated Credit Agreement covenants, but does not require Bausch + Lomb to guarantee the obligations under the 2022 Restated Credit Agreement. The 2022 Restated Credit Agreement permits the Company to designate Bausch + Lomb as an “unrestricted” subsidiary under the 2022 Restated Credit Agreement and no longer subject to the terms of the covenants thereunder upon achievement of a 7.6x pro forma “Remainco Total Leverage Ratio” Such designation could take place at any time after the B+L IPO. The Credit Agreement Refinancing contains provisions designed to facilitate the separation and distribution of Bausch + Lomb.
Redemption of April 2025 Unsecured Notes
On January 18, 2022, the Company issued conditional notices of redemption to redeem: (i) all April 2025 Unsecured Notes conditioned upon the completion of the Credit Agreement Refinancing and (ii) $370 million in aggregate principal amount of our outstanding 9.000% Senior Unsecured Notes due 2025 (the "December 2025 Unsecured Notes") conditioned upon the receipt of aggregate proceeds from: (i) the B+L IPO, (ii) the B+L Debt Financing, (iii) the Credit Agreement Refinancing and (iv) the issuance of the February 2027 Secured Notes of at least $7,000 million.
In connection with the closing of the B+L IPO, the conditions of the Company’s previously announced redemption of its April 2025 Unsecured Notes were satisfied and the Company discharged the April 2025 Unsecured Notes Indenture using: (i) the proceeds from the issuance of the February 2027 Secured Notes, (ii) the proceeds from the B+L IPO, (iii) the net proceeds from the borrowings under the B+L Debt Financing and (iv) cash on hand. On May 10, 2022, the Company caused sufficient funds for the redemption in full of its April 2025 Unsecured Notes at a redemption price of 101.021% of the principal amount then outstanding to be irrevocably deposited with the Bank of New York Mellon, N.A., as trustee under the April 2025 Unsecured Notes Indenture, and the April 2025 Unsecured Notes Indenture was discharged. The April 2025 Unsecured Notes will be redeemed on May 16, 2022.
On May 10, 2022, the Company notified the Trustee and holders of its outstanding December 2025 Unsecured Notes that the conditions to its previously announced redemption would not be satisfied, and the conditional redemption was cancelled.
In connection with the closing of the B+L IPO, the discharge of the 6.125% Notes Indenture and the related release in respect of the 2018 Restated Credit Agreement as described above, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through May 10, 2022 and should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Consolidated Financial Statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2021, which were included in our Annual Report on Form 10-K filed on February 23, 2022. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
We are a global company whose mission is to improve people’s lives with our health care products. We develop, manufacture and market, primarily in the therapeutic areas of eye health, gastroenterology (“GI”) and dermatology, a broad range of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) over-the-counter (“OTC”) products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices), which are marketed directly or indirectly in approximately 100 countries.
Our portfolio of products falls into five operating and reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International (formerly Interntaional Rx), (iv) Solta Medical and (v) Diversified Products. These segments are discussed in detail in Note 19, “SEGMENT INFORMATION” to our unaudited Consolidated Financial Statements. The following is a brief description of the Company’s segments:
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Consumer, Surgical and Ophthalmic Pharmaceuticals products.
•The Salix segment consists of sales in the U.S. of GI products.
•The International segment consists of sales, with the exception of sales of Bausch + Lomb products and Solta aesthetic medical devices, outside the U.S. and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical products and OTC products.
•The Solta Medical segment consists of global sales of Solta aesthetic medical devices.
•The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products, (iii) Ortho Dermatologics (dermatological) products and (iv) dentistry products.
In connection with the planned separation of our Solta business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc., during the first quarter of 2022, the Company changed its segment structure in a manner which is consistent with the organizational structure of the two separate entities as proposed by the Solta IPO (as defined below). The new segment structure resulted in a change to the Company’s former Ortho Dermatologics segment whereby its medical dermatology business (Ortho Dermatologics) will now be managed by the Chief Operating Decision Maker (“CODM”) as part of the Diversified Products segment and the Solta business will be managed by the CODM as its own operating and reportable segment. Prior period presentation of segment revenues and segment profits has been recast to conform to the current reporting structure.

Our Focus on Value
In 2016, we retained a new executive team which implemented a multi-year plan designed to transform and bring out value in our Company. The multi-year plan increased our focus on, among other factors, our: product portfolio, infrastructure, geographic footprint, capital structure and risk management. Since that time, we have been executing and continue to execute on our commitments to transform the Company and generate value. As discussed below, under the multi-year plan, we have taken actions that among other things included: (i) divesting non-core assets, (ii) making strategic investments in our core businesses and (iii) making measurable progress in improving our capital structure. These measures gave us operating flexibility and put us in a strong position to unlock the additional value to be found in our specific businesses. We believe that these and other positive actions we took to transform our Company, have helped to focus our operations, and improve our capital structure. These positive actions also presented us with an opportunity to unlock potential value across our portfolio of assets by separating our pharmaceutical, eye health and skincare businesses, and, in 2020 and 2021, we set out to create three highly attractive but dissimilar businesses. Although management believes these transactions will bring out additional value, there can be no assurance that either the B+L Separation or the Solta IPO (each of which are defined below) will be successful in doing so.
Separation of the Bausch + Lomb Eye Health Business and IPO of the Solta Medical Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb Global Vision Care, Global Consumer, Global Surgical and Global Ophthalmic Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb Corporation (“Bausch + Lomb”), from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). In January 2022, we completed the internal organizational design and structure of the new eye health entity. The registration statement related to the IPO of Bausch + Lomb (the “B+L IPO”) was declared effective on May 5, 2022, and Bausch + Lomb’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, Bausch + Lomb was an indirect wholly-owned subsidiary of the Company. On May 10, 2022, a wholly owned subsidiary of the Company (the “Selling Shareholder”) sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00, per share, pursuant to the Bausch + Lomb prospectus. In addition, the Selling Shareholder has granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares to cover over-allotments at the IPO offering price less underwriting commissions. As of May 10, 2022, the underwriters have not exercised this option. We expect to complete the separation of Bausch + Lomb after the expiry of customary lockups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to the receipt of applicable shareholder and other necessary approvals. See Note 20, “SUBSEQUENT EVENTS” to our unaudited interim Consolidated Financial Statements for additional information.
At the time of our announcement of the B+L Separation, we emphasized that it is important that the post-separation entities be well capitalized, with appropriate leverage and with access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth. Therefore, we see the appropriate capitalization and leverage of these businesses post-separation as a key to maximizing value across our portfolio of assets and, so, it is a primary objective of our plan of separation.
We also previously stated that all options for achieving the appropriate capitalization and leverage for these entities post-separation were being considered. Management remains focused on the capitalizations of the post-separation entities and has considered and continues to consider alternative means of achieving the appropriate outcome, including dispositions in our business that we believe represent attractive opportunities for the Company and are in line with our plan of separation. This informed our decision to divest Amoun Pharmaceutical Company S.A.E. (“Amoun”) on July 26, 2021 and, as discussed below, use the net proceeds to repay certain debt obligations. It has also informed, in part, our decision to pursue an initial public offering (“IPO”) of our Solta aesthetic medical device business (“Solta Medical”) (the “Solta IPO”), which we announced on August 3, 2021. Since announcing the Solta IPO, we began executing on those plans and, at the end of 2021, had substantially completed the internal objectives necessary to facilitate the Solta IPO. We believe that the Solta IPO, when and if complete, will allow us to unlock the value of this high-growth business and give us ownership of a valuable financial asset that would compare more favorably to other aesthetic medical device companies. We continue to monitor market conditions and aim to launch the Solta IPO when financial market conditions are favorable (subject to receipt of regulatory, stock exchange and other approvals and other factors). Until such time, we continue to manage the Solta business along with our diverse portfolio of gastroenterology, hepatology, dermatology, neurology and other therapeutics, with our commitment to bring out additional value for our shareholders. However, there can be no assurance as to when we will complete either the B+L Separation or the Solta IPO, if at all.
As discussed in further detail below, the proceeds from the B+L IPO, along with those from the offering of the February 2027 Secured Notes, the B+L Debt Financing and the 2027 Term Loans (each as defined below), along with cash on hand, were used to repay and refinance a portion of our existing debt. In addition, we intend to use the proceeds from any potential future offers of Bausch + Lomb common shares and the Solta IPO to further repay, to the extent possible, a portion of our existing debt, thereby improving our capitalization and leverage. We believe the B+L Separation and the Solta IPO, if consummated, provides us with an attractive opportunity for liquidity to support the appropriate capitalization and leverage of the Bausch + Lomb entity, the Solta Medical entity and the remainder of Bausch Health Companies Inc., which we refer to as “Bausch Pharma” and will assume a new name upon completion of the B+L Separation. However, management continues to explore a number of alternative capitalization structures in order to properly capitalize the three entities.
The B+L Separation and the Solta IPO will establish three separate companies that include:
•Bausch + Lomb - a fully integrated, pure play eye health company built on the iconic Bausch + Lomb brand and long history of innovation;
•Solta Medical - a leading global aesthetic medical device company focused on the development, manufacture and sale of innovative technologies that provide aesthetic and therapeutic benefits; and
•Bausch Pharma - a diversified pharmaceutical company with leading positions in gastroenterology, hepatology, dermatology, neurology and international pharmaceuticals. The remaining pharmaceutical entity will comprise a diversified portfolio of our leading durable brands across the Salix, International, dentistry, neurology, medical dermatology and generics businesses.
We believe the B+L Separation and the Solta IPO will result in three highly attractive but dissimilar businesses. As separate entities, management believes that each company will be better positioned to individually focus on its core businesses to drive additional growth, more effectively allocate capital and better manage its respective capital needs. Further, these transactions allow us and the market to compare the operating results of each entity with other “pure play” peer companies. Although management believes these transactions will bring out additional value, there can be no assurance that either the B+L Separation or the Solta IPO will be successful in doing so.
Although an IPO of the Solta Medical businesses is among the alternate capital structures being considered, this Form 10-Q does not constitute an offer to sell, or the solicitation of an offer to buy, any securities of Solta Medical. As of the date of this filing, the determination of the capitalization of the three entities continues to evolve, and we do not have a definitive timetable to finalize the respective capital structures. We continue to monitor market conditions and aim to launch the Solta IPO when financial market conditions are favorable (and subject to receipt of regulatory, stock exchange, and other approvals).
In addition to the capitalization and leverage ratios of each entity, there are considerations, approvals and conditions, including market conditions, that will determine the ultimate timing and structure of these transactions, including regulatory approvals, final approval by our board of directors, any shareholder vote requirements that may be applicable, compliance with U.S. and Canadian securities laws and stock exchange rules, receipt of any applicable opinions and/or rulings with respect to the Canadian and U.S. federal income tax treatment of such transactions and determination of the pro forma capitalization of each of the three entities. The failure to satisfy all of the required conditions could delay the completion of these transactions for a significant period of time or prevent them from occurring at all. We will need to complete a number of additional steps that will depend on the ultimate structure of the transactions (in addition to obtaining the regulatory approvals and satisfying the conditions described above) before we can complete the B+L Separation and/or launch the Solta IPO. As a result, there can be no assurance as to the timing of the completion of either of these transactions or their structure or terms, and the information in this Form 10-Q relating to each transaction is preliminary and may change as the transactions progress and any such changes and their impact on the Company, or any of the companies that result from the consummation of any of these transactions, may be material.
See Item 1A. “Risk Factors — Risk Relating to the B+L Separation and the Solta IPO” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022, for additional risks relating to the B+L Separation and the Solta IPO.
Setting Up Our Company to Unlock Value
To position ourselves to unlock the value we see in our individual businesses, we have sought to right-size our portfolio of assets and provide financial flexibility. The Company has focused on the following growth drivers, that remain a focus of our growth strategies today:
•on May 10, 2022 in connection with the B+L IPO, the Company completed a series of transactions in which among other things: (i) Bausch + Lomb entered into a new credit facility, (ii) the Company repaid certain amounts outstanding under its existing term B loans, (iii) the Company refinanced the remaining amounts outstanding under its credit facilities and (iv) the Company discharged the indenture governing the 6.125% Senior Unsecured Notes due 2025 (the “April 2025 Unsecured Notes” and the related indenture the “April 2025 Unsecured Notes

Indenture”) with, among other sources, the net proceeds from the February 2027 Secured Notes (as defined below). We believe these transactions bring us one step closer to meeting our commitment to properly capitalize the three entities post-separation while improving our overall capitalization and leverage. These actions are discussed in more detail in Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”;
•divested non-core assets in order to narrow the Company’s activities to our core businesses where we believe we have an existing and sustainable competitive edge and the ability to generate operational efficiencies. To date, we received approximately $4,100 million in net proceeds from these divestitures, which includes the sale of Amoun Pharmaceutical Company S.A.E. (“Amoun”), as discussed below, which we divested on July 26, 2021;
•made strategic investments in our core businesses in order to support recent revenue growth and prepare for additional growth opportunities we plan to capitalize on for our core businesses;
•made measurable progress in improving our capital structure as we have repaid approximately $9,500 million in long-term debt obligations (net of additional borrowings, amounts refinanced, excluding the $1,210 million financing of the U.S. Securities Litigation settlement discussed below) during the period of January 1, 2016 through March 31, 2022, using the proceeds from the divestiture of non-core assets, proceeds from the B+L Debt Financing (as defined and discussed below), cash on-hand, cash generated from our operations and improved working capital management; and
•resolved many of the Company's legacy litigation matters originating back to 2015 and prior, including the most significant legacy legal matter, the U.S. Securities Litigation settlement discussed below, significantly reducing related possible disruptions and other uncertainties to our operations.
We believe that these and other actions we have taken to transform our Company, have helped focus our operations, unlocked value across our product portfolios, improved our capital structure and mitigated certain risks associated with legacy litigation matters. We believe that these measures, along with our continued commitment to improving people's lives through our health products, help position us to unlock potential value across our portfolio of assets by separating our pharmaceutical, eye health and skincare businesses. Although management believes these transactions will bring out additional value, there can be no assurance that either the B+L Separation or the Solta IPO will be successful in doing so.
Divest Assets to Improve Our Capital Structure and Simplify Our Business
In order to better focus on our core businesses, we continue to evaluate opportunities to simplify our operations and improve our capital structure, including dispositions of various assets. For example, on July 26, 2021, we completed the sale of Amoun for total gross consideration of approximately $740 million, subject to certain adjustments (the “Amoun Sale”). Amoun, which was part of the International segment, manufactures, markets and distributes branded generics of human and animal health products. The Amoun business was part of the International segment (previously included within the former Bausch + Lomb/International segment). Revenues associated with Amoun were $68 million for the three months ended March 31, 2021, $157 million for the period of January 1, 2021 through July 26, 2021 and were $247 million for the year 2020. On July 30, 2021 and August 3, 2021, the Company made aggregate payments of $600 million, to repay $469 million of its June 2025 Term Loan B Facility and $131 million of its November 2025 Term Loan B Facility (each defined below), using the net proceeds from the Amoun Sale and cash on hand.
We will continue to consider further dispositions of various assets in line with this strategy. While we anticipate that any future divestiture activities will be on non-core assets, consistent with our duties to our shareholders and other stakeholders, we will consider dispositions in core areas that we believe represent attractive opportunities for the Company. See Note 4, “LICENSING AGREEMENTS AND DIVESTITURE” to our unaudited interim Consolidated Financial Statements for additional information.
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
Direct Capital Allocation to Drive Growth Within Our Core Businesses
Our capital allocation is driven by our long-term growth strategies. We have been aggressively allocating resources to promote our core businesses globally through: (i) R&D investment, (ii) strategic licensing agreements and (iii) strategic investments in our infrastructure. The outcome of this process allows us to better drive value in our product portfolio and generate operational efficiencies.

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
As of March 31, 2022, we have approximately 180 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
Bausch + Lomb
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. In September 2018, we launched SiHy Daily in Japan under the branded name AQUALOX™ ONE DAY.  In August 2020, we launched SiHy Daily in the U.S. under the branded name Bausch + Lomb INFUSE® SiHy Daily Disposable contact lens. In the fourth quarter of 2020, SiHy Daily was launched in Australia, Hong Kong and Canada under the branded name Bausch + Lomb Ultra® ONE DAY. SiHy Daily has also received regulatory approval in China, New Zealand, Japan, South Korea, Europe, Singapore and Malaysia, where it will be branded as Bausch + Lomb Ultra® ONE DAY, and in the second quarter of 2021, we launched SiHy Daily in South Korea and Singapore as Bausch + Lomb Ultra® ONE DAY.
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
•New Ophthalmic Viscosurgical Device (“OVD”) product - A formulation to protect corneal endothelium during phacoemulsification process during a cataract surgery and to help chamber maintenance and lubrication during intraocular lens delivery. In January 2020, we commenced an FDA clinical study for the cohesive OVD product (StableVisc™), and the study report is expected in June 2022. In addition, in March 2021, we received Premarket Approval from the FDA for Clearvisc™ dispersive OVD, which we launched in the U.S. in June 2021.
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
•Extended depth of focus intraocular lens - Currently under development; however, the timing and completion of development was delayed due to COVID-19 pandemic-related matters. Once development is completed, and if approved, we anticipate that this product could be launched in 2024.
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
•Bausch + Lomb ULTRA® Multifocal for Astigmatism contact lens - The first and only multifocal toric lens available as a standard offering in the eye care professional’s fit set. The new monthly silicone hydrogel lens, which was specifically designed to address the lifestyle and vision needs of patients with both astigmatism and presbyopia, combines the Company's unique 3-Zone Progressive™ multifocal design with the stability of its OpticAlign® toric with MoistureSeal® technology to provide eye care professionals and their patients an advanced contact lens technology that offers the convenience of same-day fitting during the initial lens exam. Bausch + Lomb ULTRA® Multifocal for Astigmatism was launched in June 2019 and received European Union regulatory approval in the second quarter of 2020. In July 2021, we launched an extended parameter range of this product.
•Renu® Advanced Multi-Purpose Solution (“MPS”) - Contains a triple disinfectant system that kills 99.9% of germs, and has a dual surfactant system that provides up to 20 hours of moisture. Renu® Advanced MPS is FDA cleared with indications for use to condition, clean, remove protein, disinfect, rinse and store soft contact lenses including those composed of silicone hydrogels. Renu® Advanced MPS has gained regulatory approvals in Korea, India, Mexico, Indonesia, Malaysia, Singapore and, during the second quarter of 2020, the European Union. In 2021, Renu® Advanced MPS was launched in Greece and gained regulatory approvals in China and Taiwan. We anticipate launches in China, Taiwan, Czech Republic, Israel, Poland, Slovakia, the Middle East and Africa region and the Latin American region during 2022 and launches in additional regions in 2023.
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
Gastrointestinal
•Rifaximin - Top line results from a Phase 2 study for the treatment of overt hepatic encephalopathy with a new formulation (SSD IR) of rifaximin showed a treatment benefit. Patients receiving 40 mg twice daily showed a statistically significant separation from placebo. The top line results from this Phase 2 study will help inform further research on potential new indications for rifaximin. A Phase 3 study has commenced (RED-C) with patients actively enrolling for the prevention of the first episode of Hepatic Encephalopathy.
•Rifaximin - Rifaximin recently received orphan drug designation for sickle cell disease. A novel dosage formulation is planned to be studied for the treatment of sickle cell disease and clinical sites began enrolling into the trial at the end of 2021.
•Rifaximin - Development of a fit for purpose Patient Reported Outcomes tool for small intestinal bacterial overgrowth, or “SIBO”, is continuing in 2022.
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
Solta Medical
•Clear + Brilliant® Touch - Next generation Clear + Brilliant® laser that is designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths. This product was launched in the U.S. in March 2021.
Dermatology
•Arazlo® (tazarotene) Lotion, 0.045% (formerly Internal Development Project (“IDP”)-123) - In June 2020, we launched this acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while maintaining efficacy.
•IDP-120 - An acne product with a fixed combination of mutually incompatible ingredients: benzoyl peroxide and tretinoin. Phase 3 clinical studies have been completed and met the primary endpoints. We are currently evaluating next steps for this project.

•IDP-126 - An acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. Phase 3 clinical studies initiated in December 2019 were paused due to COVID-19 pandemic related factors, but resumed in June 2020. Both Phase 3 studies have been completed and have met their primary endpoints. A comparative bridging safety and efficacy study was delayed until 2021 due to COVID-19. The bridging study is ongoing. We anticipate filing a New Drug Application (“NDA”) in the the fourth quarter of 2022.
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
In October 2020, we announced that we had entered into two exclusive license agreements which present us with unique developmental opportunities to address the unmet need of treatment for myopia in children. The first of these two licensing agreements is with Eyenovia, Inc. for the development and commercialization in the United States and Canada of an investigational microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression, also known as nearsightedness, in children ages 3-12. We expect to complete enrollment for a Phase 3 study during the second half of 2022. If approved by the FDA, we believe this investigational product could potentially change the treatment paradigm for the reduction of myopia progression in children. The second is an exclusive global licensing agreement with BHVI for a myopia control contact lens design developed by BHVI. The Company plans to pair BHVI’s novel contact lens design with our leading contact lens technologies to develop potential contact lens treatments designed to slow the progression of myopia in children.
In December 2019, we announced that we had acquired an exclusive license from Novaliq GmbH for the commercialization and development in the U.S. and Canada of the investigational treatment NOV03 (perfluorohexyloctane), a first-in-class investigational drug with a novel mechanism of action to treat dry eye diseases (“DED”) associated with Meibomian gland dysfunction (“MGD”). In an Open Label Safety study, NOV03 has achieved its enrollment target. In April 2021, we announced statistically significant topline data from the first of two Phase 3 studies and in September 2021, we announced statistically significant topline data from the second Phase 3 study. We anticipate filing an NDA in the first half of 2022. If approved by the FDA, we believe the addition of this investigational treatment for DED will help build upon our strong portfolio of integrated eye health products.
In October 2019, we acquired an exclusive license from Clearside Biomedical, Inc. (“Clearside”) for the commercialization and development of Xipere® (triamcinolone acetonide suprachoroidal injectable suspension) in the U.S. and Canada. Xipere® is a proprietary suspension of the corticosteroid triamcinolone acetonide formulated for suprachoroidal administration via Clearside’s proprietary SCS Microinjector®. In October 2021, the FDA approved Xipere® for suprachoroidal use for the treatment of macular edema associated with uveitis. We launched Xipere® in the U.S. in the first quarter of 2022.
In April 2019, we entered into an exclusive licensing agreement with Mitsubishi Tanabe Pharma Corporation to develop and commercialize MT-1303 (amiselimod), a late-stage oral compound that targets the sphingosine 1-phosphate receptor that plays a role in autoimmune diseases, such as inflammatory bowel disease and ulcerative colitis. We have completed a thorough QTC study, which evaluated the cardiac safety profile of the compound. Topline results were positive and we commenced a Phase 2 study in the first half of 2021.
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
To address the expected global demand for our SiHy Daily disposable contact lenses, in November 2018, we initiated $300 million of additional expansion projects to add multiple production lines to our Rochester and Waterford facilities. The first phase of the production line installation program has been completed, and in early 2022, we commenced commercial production of certain of our latest contact lenses, Bausch + Lomb INFUSE® and Bausch + Lomb ULTRA® ONE DAY, at our Rochester facility. We expect to complete the expansion programs at our Rochester and Waterford facilities in the second half of 2022.
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
Effectively Managing Our Capital Structure
We continue to effectively manage our capital structure by: (i) executing on our plan for the B+L Separation and Solta IPO, (ii) reducing our debt through repayments, (iii) extending the maturities of debt through refinancing and (iv) focusing on our credit ratings.
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
Debt Repayments and Other Financing Transactions — In 2016, our new executive team committed to improving our Company’s capital structure and, since that time, we have been executing and continue to execute on that commitment. As a result of a series of debt repayments and transactions since making that commitment, the Company positioned itself to add value through the B+L Separation and Solta IPO, while at the same time providing for the appropriate capitalization and leverage of these businesses post-separation.
B+L IPO and Debt Financing - On May 10, 2022 in connection with the B+L IPO, the Company completed a series of transactions in which among other things: (i) Bausch + Lomb entered into a new credit facility, (ii) the Company repaid certain amounts outstanding under its existing term B loans, (iii) the Company refinanced the remaining amounts outstanding under its credit facilities and (iv) the Company discharged the April 2025 Unsecured Notes Indenture with, among other sources, the net proceeds from $1,000 million aggregate principal amount of 6.125% senior secured notes due February 2027 (the “February 2027 Secured Notes”) issued February 10, 2022.
On May 10, 2022, the Selling Shareholder sold 35,000,000 Bausch + Lomb common shares, at an offering price of $18.00 per share. The net proceeds from the B+L IPO after deducting underwriting commissions and estimated offering expenses were approximately $560 million as of May 10, 2022. In addition, on May 10, 2022 we discharged the April 2025 Unsecured Notes Indenture using: (i) the net proceeds from the issuance of the February 2027 Secured Notes, (ii) net proceeds from the B+L IPO, (iii) the net proceeds received in connection with the B+L Debt Financing as defined in Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” and (iv) cash on hand.
We believe these transactions bring us one step closer to meeting our commitment to properly capitalize the three entities post-separation while improving our overall capitalization and leverage. See Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” and Note 20, “SUBSEQUENT EVENTS” to our unaudited interim Consolidated Financial Statements for further details related to these transactions.
Debt Repayments - Excluding the impact of the $1,210 million financing of the U.S. Securities Litigation settlement (discussed in the subsequent section titled “OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS”) we have repaid (net of additional borrowings) approximately $9,500 million of long-term debt during the period January 1, 2016 through March 31, 2022 using the net cash proceeds from divestitures of non-core assets, cash on-hand, cash generated from operations and cash generated from tighter working capital management.
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
The B+L IPO, the B+L Debt Financing and the Credit Agreement Refinancing closed on the date of this filing, May 10, 2022. We continue to monitor market conditions and aim to launch the Solta IPO when financial market conditions are favorable, subject to receipt of regulatory, stock exchange and other approvals, and, in 2022, took certain actions to, and announced others that we believe will, bring us closer to reaching our targeted capitalizations of the post-separation entities.
Continue to Manage our Capital Structure
2022 Notes Issuance and Credit Agreement Refinancing – On February 10, 2022, the Company issued $1,000 million aggregate principal amount of February 2027 Secured Notes and, on May 10, 2022, the Company refinanced its existing 2018 Restated Credit Agreement with a second amendment to the 2018 Restated Credit Agreement, as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”. The 2022 Restated Credit Agreement consists of new term loans of $2,500 million and a revolving credit facility of $975 million. These transactions, along with cash on hand, allowed us to: (i) replace our existing revolving credit facility which matured in 2023, with a revolving credit facility that matures in 2027, (ii) redeem in full all of our outstanding April 2025 Unsecured Notes, and (iii) replace our June 2025 Term Loan Facility and November 2025 Term Loan Facility with the 2027 Term Loan B Facility. In addition, on May 10, 2022, Bausch + Lomb entered into the B+L Credit Agreement. The B+L Credit Agreement provides for a five-year term loan facility in an initial principal amount of $2,500 million, and also provides for a five-year revolving credit facility in the amount of $500 million.
We continue to monitor our capital structure and to evaluate other opportunities to simplify our business and improve our capital structure, giving us the ability to better focus on our core businesses and prepare us for post-separation. Also, the Company regularly evaluates market conditions, its liquidity profile and various financing alternatives for opportunities to enhance its capital structure. If the Company determines that conditions are favorable, the Company may refinance or repurchase existing debt or issue additional debt, equity or equity-linked securities.
We expect to complete the separation of Bausch + Lomb after the expiry of customary lockups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to the receipt of applicable shareholder and other necessary approvals and market conditions. We continue to monitor market conditions and aim to launch the Solta IPO when financial market conditions are favorable (subject to receipt of regulatory, stock exchange and other approvals and other factors). However, there can be no assurance as to when we will complete either the B+L Separation or the Solta IPO, if at all. Until such time, we continue to manage these businesses along with our diverse portfolio of gastroenterology, hepatology, dermatology, neurology and other therapeutics, with our continued commitment to bring out additional value for our shareholders. Nothing in this Form 10-Q shall constitute an offer to sell or the solicitation of an offer to buy any securities of the Bausch + Lomb or Solta entities.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements and “Management’s Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt” for additional discussion of these matters. Cash requirements for future debt repayments including interest can be found in “Management's Discussion and Analysis - Off-Balance Sheet Arrangements and Contractual Obligations.”

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
Walgreens Fulfillment Arrangements - In the beginning of 2016, we launched a brand fulfillment arrangement with Walgreen Co. (“Walgreens”). Under the terms of the brand fulfillment arrangement, as amended in July 2019, we made certain dermatology and ophthalmology products available to eligible patients through patient access and co-pay assistance programs at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies.
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
Invest in our Eye Health Business - As a fully integrated eye health business with a legacy of over 165 years, Bausch + Lomb has an established line of contact lenses, intraocular lenses and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye health market. As part of our global Bausch + Lomb business strategy, we continually look for key trends in the eye health market to meet changing consumer/patient needs and identify areas for investment to extend our market share through new launches and effective pricing.
For instance, there is an increasing rate of myopia, and importantly, myopia is a potential risk factor for glaucoma, macular degeneration and retinal detachment. We continue to see increased demand for new eye health products that address conditions brought on by factors such as increased screen time, lack of outdoor activities and academic pressures, as well as conditions brought on by an aging population (for example, as more and more baby-boomers in the U.S. are reaching the age of 65). To extend our market share in eye health, we continually seek to identify new products tailored to address these key trends for development internally with our own R&D team to generate organic growth. Recent product launches include

Biotrue® ONEday daily disposable contact lenses, the next generation of Bausch + Lomb ULTRA® contact lenses, SiHy Daily contact lenses (branded as AQUALOX™ ONE DAY in Japan, Bausch + Lomb INFUSE® SiHy Daily Disposable in the U.S. and Bausch + Lomb Ultra® ONE DAY in Australia, Hong Kong, Canada and South Korea and Singapore), Lumify® (an eye redness treatment), Vyzulta® (a pressure lowering eye drop for patients with angle glaucoma or ocular hypertension), Ocuvite® Eye Performance (vitamins to protect the eye from stressors such as sunlight and blue light emitted from digital devices) and SimplifEYE® (preloaded intraocular lens injector platform for enVista intraocular lens).
We also license selective molecules or technology in leveraging our own R&D expertise through development, as well as seek out external product development opportunities. As previously discussed, we acquired a global exclusive license for a myopia control contact lens design developed by BHVI, which we plan to pair with our leading contact lens technologies to develop potential contact lens treatments designed to slow the progression of myopia in children, and exclusive licenses for the commercialization and development in the U.S. and Canada of: (i) a microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression in children ages 3-12; (ii) Xipere® which was approved by the FDA in October 2021 and launched in the first quarter of 2022, and is the first treatment available in the U.S. that utilizes the suprachoroidal space to treat patients suffering from macular edema associated with uveitis; and (iii) NOV03, an investigational drug with a novel mechanism of action to treat DED associated with MGD which has demonstrated statistically significant topline data in two Phase 3 studies. We also acquired the U.S. rights to EM-100, which was launched in February 2021 as Alaway® Preservative-Free and is the first OTC preservative-free formulation eye drop for the temporary relief of itchy eyes due to pollen, ragweed, grass, animal hair, and dander in adults and children 3 years of age and older. We believe investments in these investigational treatments, if approved by the FDA, will complement, and help build upon, our strong portfolio of integrated eye health products.
As previously discussed, we have also made strategic investments in our infrastructure, the most significant of which were at our Waterford facility in Ireland to meet the forecasted demand for our Biotrue® ONEday lenses, our Rochester facility in New York to address the expected global demand for our Bausch + Lomb ULTRA® contact lens and our Lynchburg facility in Virginia to be our main point of distribution for medical devices in the U.S. During late 2018, we began investing in additional expansion projects at the Waterford and Rochester facilities in order to address the expected global demand for our SiHy Daily disposable contact lenses, which we launched in Japan in September 2018, under the branded name AQUALOX™ ONE DAY, in the U.S. in August 2020, under the branded name Bausch + Lomb INFUSE® SiHy Daily Disposable contact lens, and in Australia, Hong Kong and Canada in the fourth quarter of 2020 and in South Korea and Singapore in the second quarter of 2021, under the branded name Bausch + Lomb Ultra® ONE DAY.
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
This initiative provided us with positive results, as we experienced consistent growth in demand for our GI products throughout 2017 through 2021, which was evident by our growth in Salix revenues of 32% when comparing 2021 to 2017. These results encouraged us to seek out ways to bring out further value through leveraging our existing sales force and in 2019, we identified and executed on certain opportunities which we describe below.
Strategic Acquisition - In March 2019, we completed the acquisition of certain assets of Synergy Pharmaceuticals Inc. (“Synergy”), whereby we acquired the worldwide rights to the Trulance® product, a once-daily tablet for adults with chronic idiopathic constipation, or CIC and irritable bowel syndrome with constipation, or IBS-C. We believe that the Trulance® product complements our existing Salix products and allows us to effectively leverage our existing GI sales force. In order to drive growth of the Trulance® product, we have increased the number of sales force representatives for the Trulance® product. We believe this has been successful as Trulance® revenues were $24 million and $21 million for the three months ended March 31, 2022 and 2021, respectively.
Licensing Arrangement - As previously discussed, in April 2019, we entered into a licensing agreement to develop and commercialize MT-1303 (amiselimod), a late-stage oral compound that targets the sphingosine 1-phosphate receptor that plays a role in autoimmune diseases, such as inflammatory bowel disease and ulcerative colitis. This license presents a unique developmental opportunity to address unmet needs of individuals suffering with certain

GI and liver diseases and, if developed and approved by the FDA, will allow us to further utilize our existing sales force and infrastructure to extend our market share in the future and create value.
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
Investment in Our Solta Aesthetic Medical Device Business - As of January 2022, we have positioned the Solta Medical business to move forward with the Solta IPO. We continue to monitor market conditions and aim to launch the Solta IPO when financial market conditions are favorable, subject to receipt of regulatory, stock exchange and other approvals. However, there can be no assurance as to when we will complete the Solta IPO, if at all. Until such time, we continue to manage our Solta business with our continued commitment to bring out additional value for our shareholders. We continue to make investments in our Solta portfolio and anticipate building out our Solta sales force, particularly in Europe, to address the growing demand for our Solta aesthetic medical devices.
In 2017, we launched our next generation Thermage FLX® product in the U.S., a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics and improve patient outcomes. Next generation Thermage FLX® was launched in the U.S., Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, Australia and various parts of Europe as part of our Solta aesthetic medical devices portfolio. These launches have been successful as next generation Thermage FLX® revenues were $154 million and $142 million for the years 2021 and 2020, respectively. We plan to continue to expand into other regions, paced by country-specific regulatory registrations. Consistent with our business strategy to continually update and improve our technology, in 2021, we launched, in the U.S., our next generation Clear + Brilliant® Touch system which is designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths. The launch of our next generation Clear + Brilliant® Touch system in the U.S. is expected to serve as a foundation for future launches in Asia and Europe.
Reposition the Ortho Dermatologics Business to Generate Additional Value - Our Ortho Dermatologics business continues to work towards improving the treatment options for medical dermatology patients needing topical acne and psoriasis products. We continue to explore additional strategic e-commerce and partnership expansion opportunities which can enable increased accessibility for patients and we continue to invest in our on-market products and evaluate various opportunities for our key medical dermatology pipeline products.
In support of the complete dermatology portfolio, we continue to take a number of actions that we believe will help our efforts to stabilize our dermatology business. These actions include: (i) building on our legacy brands to improve and meet today’s physician relevance and customer service, (ii) appointing new leadership, (iii) making key investments in our core medical device and dermatological products portfolios, (iv) optimizing our go to market strategy by building on our relationships with prescribers of our products to balance our sales portfolio with the business’ profitability, (v) refocusing our operational and promotional resources and (vi) improving patient access to our Ortho Dermatologics products through our cash-pay prescription program previously discussed. In addition, we made significant investments to build out our psoriasis and acne portfolios as follows:
Psoriasis - In response to the increasing number of reported cases of psoriasis in the U.S., we launched Duobrii® in June 2019 and launched Bryhali® in November 2018, which align well with our topical portfolio of psoriasis treatments. Although we continue to support a diverse portfolio of topical and injectable biologics, in order to provide a diverse choice of psoriasis treatments to doctors and patients, we believe some patients prefer topical products as an alternative to injectable biologics.
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
Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity proceeds and sanctions are imposed against Russia, Belarus and specific areas of Ukraine, the war is increasingly affecting economic and global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption.
Our revenues attributable to Russia for the three months ended March 31, 2022 and 2021 were $25 million and $31 million, respectively. Our revenues attributable to Ukraine for the three months ended March 31, 2022 and 2021 were $2 million and $2 million, respectively. Our revenues attributable to Belarus for the three months ended March 31, 2022 and 2021 were $2 million and $2 million, respectively. As the geopolitical situation in Eastern Europe continues to intensify, political events and sanctions are continually changing, and we continue to assess the impact that the Russia-Ukraine war will have on our businesses. These impacts may include but are not limited to: (i) interruptions or stoppage of production, (ii) damage or loss of inventories, (iii) supply-chain and product distribution disruptions in Eastern Europe, (iv) volatility in commodity prices and currencies, (v) disruption in banking systems and capital markets, (vi) reductions in sales and earnings of business in affected areas, (vii) increased costs and (viii) cyberattacks.
To date, these challenges have begun to impact, but have not yet had a material impact on our operations; however, we anticipate that the ongoing conflict in this region and the sanctions and other actions by the global community in response will continue to hinder our ability to conduct business with customers and vendors in this region. For example, we expect to experience further disruption and delays in the supply of our products to our customers in Russia, Belarus and Ukraine. We may also experience further decreased demand for our products in these countries as a result of the conflict and invasion. In addition, we expect to experience difficulties in collecting receivables from such customers. If we continue to be hampered in our ability to conduct business with new or existing customers and vendors in this region, our business, and operations, including our revenues, profitability and cash flows, could be adversely impacted. Furthermore, if the sanctions and other retaliatory measures imposed by the global community change, we may be required to cease or suspend our operations in the region or, should the conflict worsen, we may voluntarily elect to do so. We cannot provide assurance that current sanctions or potential future changes in these sanctions or other measures will not have a material impact on our operations in Russia, Belarus and Ukraine. The disruption to or suspension of our business and operations in Russia, Belarus and Ukraine may have a material adverse impact on our business, financial condition, cash flows and results of operations. We will continue to monitor the impacts of the Russia-Ukraine war on macroeconomic conditions and continually assess the effect these matters may have on our businesses.
Impacts of COVID-19 Pandemic
The unprecedented nature of the COVID-19 pandemic has, and continues to, adversely impact the global economy. The COVID-19 pandemic and the reactions of governments, private sector participants and the public in an effort to contain the spread of the COVID-19 virus and/or address its impacts have had significant direct and indirect effects on businesses and commerce. This includes, but is not limited to, disruption to supply chains, employee base and transactional activity, facilities closures and production suspensions. Our revenues were most negatively impacted during our second quarter of 2020 by certain social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to our third quarter of 2020. After the launch of effective vaccines in December 2020, infection rates began to decline, signaling the beginning of a recovery from the COVID-19 pandemic.
Our revenues gradually returned to pre-pandemic levels for many of our businesses and geographies throughout 2021. However, in some regions, including China (as further described below), we continue to experience negative impacts of the COVID-19 pandemic on our business in those regions. The rates of recovery for each business will vary by geography and will be dependent upon, among other things, the availability and effectiveness of vaccines for the COVID-19 virus and variant and subvariant strains thereof, government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and, once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus or variant and subvariant strains thereof and other actions taken in response to the COVID-19 pandemic.
The outbreak of the omicron variant in China has resulted in government enforced lockdowns and other social restrictions, which impacted our ability to conduct business as usual in certain regions in China, particularly Shanghai. The lockdowns in China have impacted the demand for certain products, particularly our consumer, vision care and Solta products, as shelter in place orders limit the demand and need for the use of contact lenses and related products. Our revenues in China for the three months ended March 31, 2022 and 2021 were $103 million and $110 million, respectively, a decrease of $7 million and, in part, reflects the challenges created by the surge of the omicron variant in China. Additionally, government enforced lockdowns have caused certain businesses to suspend operations, creating distribution and other logistic issues for the distribution of our products and the sourcing for a limited number of raw materials. Through the date of this filing, we have dealt with these issues in China with only a minimal impact on our manufacturing and distribution processes. However, as the impacts of global reaction to the COVID-19 pandemic remains a fluid situation, we continue to monitor the impacts on our businesses of the COVID-19 virus and variant and subvariant strains thereof in order to timely address new issues if and when they arise.
For a further discussion of these and other COVID-19 related risks, see Item 1A. “Risk Factors— Risk Relating to COVID-19” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022.
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

In addition, in 2013, federal subsidies began to be phased in for brand-name prescription drugs filled in the Medicare Part D coverage gap. The ACA also included provisions designed to increase the number of Americans covered by health insurance. In 2014, the ACA’s private health insurance exchanges began to operate. The ACA also allows states to expand Medicaid coverage with most of the expansion’s cost paid for by the federal government.
For 2021 and 2020, we incurred costs of $13 million and $21 million, respectively, related to the annual fee assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). For 2021 and 2020, we also incurred costs of $94 million and $131 million, respectively, on Medicare Part D utilization incurred by beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).
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
In July 2020, former U.S. President Donald Trump signed four Executive Orders related to drug pricing, including orders addressing: (i) Part D rebate reform, (ii) the provision of deeply discounted insulin and/or an EpiPen to patients of Federally Qualified Health Centers, (iii) drug importation from Canada and (iv) most favored nation pricing for Medicare. In November 2020, former U.S. President Donald Trump announced the Most Favored Nation Model for Medicare Part B Payment which was to be implemented by the Centers for Medicare & Medicaid Services Innovation on January 1, 2021; however, it has not been implemented, as it is currently being challenged in court. It is also uncertain whether the Biden administration intends to reverse these measures or adopt similar policy initiatives. However, U.S. President Joseph Biden and several members of the current U.S. Congress have indicated that lowering drug prices is a legislative and political priority, and some have introduced proposals that seek to address drug pricing.
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
Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity in 2022 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2022 or in later years. Following a loss of exclusivity (“LOE”) of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the LOE or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic (“AG”) of such product (either ourselves or through a third-party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material.
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
In addition, for a number of our products (including Xifaxan® 550mg, Bryhali®, Duobrii®, Trulance®, Lumify® and Relistor® Injection in the U.S. and Jublia® in Canada), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.
Bryhali® Lotion, 0.01% (Glenmark) - In December 2019, the Company announced that it had reached an agreement to resolve the outstanding intellectual property litigation with Glenmark Pharmaceuticals, Ltd. (“Glenmark”). Under the terms of the agreement, the Company will grant Glenmark a non-exclusive license to its intellectual property relating to Bryhali® in the U.S. and, beginning in 2026 (or earlier under certain circumstances), Glenmark will have the option to market a royalty-free generic version of Bryhali® Lotion, should it receive approval from the FDA. The parties have agreed to dismiss all litigation related to Bryhali® Lotion, and all intellectual property protecting Bryhali® Lotion remains intact.

Bryhali® Lotion, 0.01% (Padagis) - On March 20, 2020, the Company received a Notice of Paragraph IV Certification from Perrigo Israel Pharmaceuticals, Ltd. (now Padagis LLC) (“Padagis”), in which Padagis asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Bryhali® (halobetasol propionate) lotion, 0.01% are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Padagis’ generic halobetasol propionate lotion, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Padagis.  On May 1, 2020, the Company filed suit against Padagis pursuant to the Hatch-Waxman Act, alleging infringement by Padagis of one or more claims of the Bryhali® patents, thereby triggering a 30-month stay of the approval of the Padagis ANDA for halobetasol propionate lotion. On September 3, 2020, this action was consolidated with the action between the Company and Padagis described below, regarding Padagis’ ANDA for generic Duobrii® (halobetasol propionate and tazarotine) lotion. A pre-trial conference in the consolidated action has been scheduled for July 20, 2022. The Company remains confident in the strength of the Bryhali® patents and intends to vigorously pursue this matter and defend its intellectual property.
Duobrii® Lotion (Padagis) - On July 23, 2020, the Company received a Notice of Paragraph IV Certification from Padagis, in which Padagis asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Duobrii® (halobetasol propionate and tazarotine) lotion, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Padagis’ generic lotion, for which an ANDA has been filed by Padagis. On August 28, 2020, the Company filed suit against Padagis pursuant to the Hatch-Waxman Act, alleging infringement by Padagis of one or more claims of the Duobrii® Patents, thereby triggering a 30-month stay of the approval of the Padagis ANDA. On September 3, 2020, this action was consolidated with the action between the Company and Padagis described above, regarding Padagis’ ANDA for generic Bryhali® (halobetasol propionate) lotion. A pre-trial conference in the consolidated action has been scheduled for July 20, 2022. We remain confident in the strength of the Duobrii® patents and will vigorously defend our intellectual property.
Xifaxan® 550mg Patent Litigation (Actavis) - On March 23, 2016, the Company initiated litigation against Actavis Laboratories FL, Inc. (“Actavis”), which alleged infringement by Actavis of one or more claims of each of the Xifaxan® patents. On September 12, 2018, we announced that we had reached an agreement with Actavis that resolved the existing litigation and eliminated the pending challenges to our intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets. As part of the agreement, the parties agreed to dismiss all litigation related to Xifaxan® (rifaximin), Actavis acknowledged the validity of the licensed patents for Xifaxan® (rifaximin) 550 mg tablets and all intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets will remain intact and enforceable until expiry in 2029. The agreement also grants Actavis a non-exclusive license to the intellectual property relating to Xifaxan® (rifaximin) 550 mg tablets in the United States beginning January 1, 2028 (or earlier under certain circumstances). The Company will not make any financial payments or other transfers of value as part of the agreement. In addition, under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Actavis will have the option to: (1) market a royalty-free generic version of Xifaxan® tablets, 550 mg, should it receive approval from the FDA on its ANDA, or (2) market an authorized generic version of Xifaxan® tablets, 550 mg, in which case, we will receive a share of the economics from Actavis on its sales of such an authorized generic. Actavis will be able to commence such marketing earlier if another generic rifaximin product is granted approval and such other generic rifaximin product begins to be sold or distributed before January 1, 2028.
Xifaxan® 550mg Patent Litigation (Sandoz) - In October 2019, the Company announced that it and its licensor, Alfasigma, had commenced litigation against Sandoz Inc. (“Sandoz”), a Novartis division, alleging patent infringement of 14 patents by Sandoz’s filing of its ANDA for Xifaxan® (rifaximin) 550 mg tablets. On May 6, 2020, the Company announced that an agreement had been reached with Sandoz that resolved this litigation. Under the terms of the agreement, the parties agreed to dismiss all litigation related to Xifaxan® (rifaximin), Sandoz acknowledged the validity of the licensed patents for Xifaxan® (rifaximin) 550 mg tablets and all intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets will remain intact and enforceable until expiry in October 2029. The agreement also grants Sandoz a non-exclusive license to the intellectual property relating to Xifaxan® (rifaximin) 550 mg tablets in the United States beginning January 1, 2028 (or earlier under certain circumstances). Under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Sandoz will have the right to market a royalty-free generic version of Xifaxan® (rifaximin) 550 mg tablets, should it receive approval from the FDA on its ANDA. Sandoz will be able to commence such marketing earlier if another generic rifaximin product is granted approval and such other generic rifaximin product begins to be sold or distributed in the U.S. before January 1, 2028. The Company did not make any financial payments or other transfers of value as part of this agreement with Sandoz.
Xifaxan® 550mg Patent Litigation (Norwich) - On March 26, 2020, the Company and its licensor, Alfasigma, filed suit against Norwich Pharmaceuticals Inc. (“Norwich”), alleging infringement by Norwich of one or more claims of the 23 Xifaxan® patents by Norwich’s filing of its ANDA for Xifaxan® (rifaximin) 550 mg tablets. On November 13, 2020, an additional three patents alleged to be infringed by Norwich were added to the suit. Xifaxan® 550mg is protected by 26 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. Trial in this matter was held in March 2022. A decision is pending. Post-trial briefing is expected to occur in the second quarter of 2022, with a decision expected in the third quarter of

2022. The Company remains confident in the strength of the Xifaxan® patents and will continue to vigorously pursue this matter and defend its intellectual property.
Xifaxan® 200mg and 550mg Patent Litigation (Sun) - In April 2019, the Company and its licensor, Alfasigma, commenced litigation against Sun Pharmaceutical Industries Ltd. (“Sun”), alleging patent infringement by Sun’s filing of its ANDA for Xifaxan® (rifaximin) 200 mg tablets. This suit had been filed following receipt of a Notice of Paragraph IV Certification from Sun, in which Sun asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 200 mg, were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of Sun’s generic rifaximin tablets, 200 mg. Subsequently, on August 10, 2020, the Company received an additional Notice of Paragraph IV Certification from Sun, in which Sun asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of Sun’s generic rifaximin tablets, 550 mg, for which an ANDA had been filed by Sun. On September 22, 2020, the Company announced that an agreement had been reached with Sun that resolved the outstanding intellectual property disputes with Sun regarding Xifaxan® (rifaximin) 200 mg and 550 mg tablets. Under the terms of the agreement, the parties agreed to dismiss all litigation related to Xifaxan® (rifaximin) and all intellectual property protecting Xifaxan® (rifaximin) 200 mg and 550 mg tablets will remain intact and enforceable until expiry in July and October 2029, respectively. The agreement also grants Sun a non-exclusive license to the intellectual property relating to Xifaxan® (rifaximin) 200 mg and 550 mg tablets in the U.S. beginning January 1, 2028 (or earlier under certain circumstances). Under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Sun will have the right to market royalty-free generic versions of Xifaxan® (rifaximin) 200 mg and 550 mg tablets, should it receive approval from the FDA on its ANDAs. Sun will be able to commence such marketing earlier if another generic rifaximin product is granted approval and such other generic rifaximin product begins to be sold or distributed in the U.S. before January 1, 2028.
Relistor® Tablets Patent Litigation (Actavis) - On December 6, 2016, the Company initiated litigation against Actavis, which alleged infringement by Actavis of one or more claims of U.S. Patent No. 8,524,276 (the “‘276 Patent”), which protects the formulation of RELISTOR® tablets. Actavis had challenged the validity of such patent and alleged non-infringement by its generic version of such product. In July 2019, we announced that the U.S. District Court of New Jersey had upheld the validity of, and determined that Actavis infringed, the ‘276 Patent, expiring in March 2031. Actavis appealed this decision to the U.S. Court of Appeals for the Federal Circuit. In March 2021, the Company and Actavis reached a settlement agreement and the appeal was dismissed.
Relistor® Injection Patent Litigation (Gland) - On February 22, 2022, the Company commenced litigation against Gland Pharma Limited (“Gland”) alleging patent infringement by Gland’s filing of its ANDA No. 216836, referencing Relistor® (methynaltrexone bromide injection, vials) and its ANDA No. 216965, referencing Relistor® (methynaltrexone bromide injection, pre-filled syringes). This suit had been filed following receipt of two Notices of Paragraph IV Certification from Gland, in which it had asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Relistor® methynaltrexone bromide injection, were either invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of its generic methynaltrexone bromide injection. The filing of this suit triggered a 30-month stay of the approval of the Gland ANDA for its methynaltrexone bromide injection. The Company remains confident in the strength of the Relistor® patents and will continue to vigorously pursue this matter and defend its intellectual property.
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
Lumify® Ophthalmic Solution Patent Litigation (Slayback) - On August 16, 2021, the Company received a Notice of Paragraph IV Certification from Slayback Pharma LLC (“Slayback”), in which Slayback asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops (the “Lumify Patents”), are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Slayback’s generic drops, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Slayback. The Company, through its affiliate Bausch + Lomb Ireland Limited, exclusively licenses the Lumify Patents from Eye Therapies, LLC (“Eye Therapies”). On September 10, 2021, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Slayback pursuant to the Hatch-Waxman Act, alleging infringement by Slayback of one or more claims of the Lumify

Patents, thereby triggering a 30-month stay of the approval of the Slayback ANDA. The Company remains confident in the strength of the Lumify® Patents and intends to vigorously defend its intellectual property.
Lumify® Ophthalmic Solution Patent Litigation (Lupin) – On January 20, 2022, B&L Inc. received a Notice of Paragraph IV Certification from Lupin Ltd. (“Lupin”), in which Lupin asserted that certain of the Lumify Patents are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Lupin’s generic brimonidine tartrate solution, for which its ANDA No. 216716 has been filed by Lupin. On February 2, 2022, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Lupin pursuant to the Hatch-Waxman Act, alleging patent infringement by Lupin of one or more claims of the Lumify® Patents, thereby triggering a 30-month stay of the approval of the Lupin ANDA. As noted above, the Company remains confident in the strength of the Lumify® Patents and intends to vigorously defend its intellectual property.
Generic Competition to Uceris® - In July 2018, a generic competitor launched a product which will directly compete with our Uceris® Tablet product. As disclosed in our prior filings, the Company initiated various infringement proceedings against this generic competitor. The Court construed the claims of the asserted patents on August 2, 2019 and, on October 24, 2019, the Company agreed to a judgment that the asserted patents did not cover the generic tablets under the Court’s claim construction, while reserving its right to appeal the claim construction. On November 22, 2019, the Company filed a Notice of Appeal with respect to the claim construction in the Court of Appeals for the Federal Circuit. On December 18, 2020, the Court of Appeals for the Federal Circuit affirmed the District Court’s claim construction. The ultimate impact of this generic competitor on our future revenues cannot be predicted; however, Uceris® Tablet revenues for the three months ended March 31, 2022 and 2021 were approximately $2 million and $2 million, respectively, and for the years 2021, 2020 and 2019 were approximately $10 million, $15 million and $20 million, respectively.
Generic Competition to Jublia® - On June 6, 2018, the U.S. Patent and Trial Appeal Board (“PTAB”) completed its inter partes review for an Orange Book-listed patent covering Jublia® (U.S. Patent No 7,214,506 (the “‘506 Patent”)) and issued a written determination invalidating such patent.  On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings.  As a result of a settlement, a joint motion to terminate the proceedings was filed on November 12, 2020 and, on January 8, 2021, the PTAB granted this motion. The ‘506 Patent, therefore, remains valid and enforceable and expires in 2026. Jublia® revenues for the three months ended March 31, 2022 and 2021 were approximately $24 million and $24 million, respectively, and for the years 2021, 2020 and 2019 were approximately $100 million, $111 million and $110 million, respectively. Jublia® is covered by fourteen additional Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2028 through 2035. In August and September 2018, the Company received notices of the filing of a number of ANDAs with paragraph IV certification, and has timely filed patent infringement suits against these ANDA filers, and, in addition, the Company has also commenced certain patent infringement proceedings in Canada against three separate defendants. All cases in the U.S. regarding Jublia® have been settled. In Canada, two lawsuits remain pending against Apotex, Inc.
PreserVision® Patent Litigation - PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin and mineral supplements containing nutrient formulas recommended by the National Eye Institute to reduce the risk of progression of intermediate to advanced AMD. PreserVision® products accounted for 3% of our total revenues in 2021. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. The Company has filed patent infringement proceedings against 16 defendants claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. Eleven of these proceedings were subsequently settled; two resulted in entry of a default. One defendant filed a declaratory judgment action after the Company filed its suit, seeking declaratory judgment related to patent claims as well as false advertising and unfair competition claims. As of the date of this filing, there are three ongoing matters. The Company remains confident in the strength of these patents and will continue to vigorously pursue these matters and defend its intellectual property. While the Company cannot predict the magnitude or timing of the impact from the PreserVision® patent expiry, this is an OTC product and thus, the impact is not expected to be as significant as the LOE of a branded pharmaceutical product.
See Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Consolidated Financial Statements elsewhere in this Form 10-Q, as well as Note 20, "LEGAL PROCEEDINGS” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022 for further details regarding certain infringement proceedings.
The risks of generic competition are a fact of the health care industry and are not specific to our operations or product portfolio. These risks are not avoidable, but we believe they are manageable. To manage these risks, our leadership team continually evaluates the impact that generic competition may have on future profitability and operations. In addition to aggressively defending the Company’s patents and other intellectual property, our leadership team makes operational and investment decisions regarding these products and businesses at risk, not the least of which are decisions regarding our pipeline. Our leadership team actively manages the Company’s pipeline in order to identify innovative and realizable projects aligned with our core businesses that are expected to provide incremental and sustainable revenues and growth into the future. We believe that our current pipeline is strong enough to meet these objectives and provide future sources of revenues, in our core businesses, sufficient enough to sustain our growth and corporate health as other products in our established portfolio face generic competition and lose momentum.
We believe that we have a well-established product portfolio that is diversified within our core businesses. We also believe that we have a robust pipeline that not only provides for the next generation of our existing products, but also brings new solutions into the market.
See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022 for additional information on our competition risks.
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
FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides selected unaudited financial information for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021	Change
Revenues	$1,918	$2,027	$(109)
Operating income (loss)	$285	$(221)	$506
Loss before income taxes	$(82)	$(591)	$509
Net loss attributable to Bausch Health Companies Inc.	$(69)	$(610)	$541
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.19)	$(1.71)	$1.52
Financial Performance
Summary of the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Revenue for the three months ended March 31, 2022 and 2021 was $1,918 million and $2,027 million, respectively, a decrease of $109 million, or 5%. The decrease was primarily due to: (i) the impact of our divestiture of Amoun on July 26, 2021, (ii) the net decrease in volumes primarily driven by our Diversified Products and Salix segments and (iii) the unfavorable impact of foreign currencies, primarily in Europe and Asia. These decreases were partially offset by an increase in net realized pricing, primarily driven by our Salix segment.
Operating income for the three months ended March 31, 2022 was $285 million as compared to an operating loss of $221 million for the three months ended March 31, 2021, an increase in our operating results of $506 million and reflects, among other factors:
•a decrease in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $84 million primarily due to: (i) the decrease net in volumes discussed above, (ii) the impact of our divestiture of Amoun on July 26, 2021 and (iii) the unfavorable impact of foreign currencies, partially offset by the increase in net realized pricing, discussed above;
•an increase in SG&A of $16 million primarily attributable to: (i) higher selling, advertising and promotion expenses, (ii) higher compensation expense and (iii) an increase in separation-related and IPO-related costs, partially offset by: (i) the impact of our divestiture of Amoun on July 26, 2021 and (ii) the favorable impact of foreign currencies;
•an increase in R&D of $15 million primarily attributable to lower R&D spend in 2021, as certain R&D activities and clinical trials which were suspended in response to the COVID-19 pandemic in 2020 did not normalize until later in 2021, and higher spend on certain Bausch + Lomb and Salix projects;

•a decrease in Amortization of intangible assets of $47 million primarily attributable to fully amortized intangible assets no longer being amortized in 2022;
•a decrease in Goodwill impairments of $469 million related to the impairment of the goodwill of the Ortho Dermatologics reporting unit during the three months ended March 31, 2021 as a result of revised forecasts due to: (i) certain products that continue to experience longer launch cycles than originally anticipated, in part due to COVID-19 pandemic factors, and (ii) other changes to its product pipeline;
•a decrease in Asset impairments, including loss on assets held for sale of $140 million attributable to: (i) an adjustment to the loss on assets held for sale in connection with the Amoun Sale during 2021 and (ii) lower impairments to certain products; and
•an unfavorable change in Other expense (income), net of $32 million, primarily attributable to the net gain on sale of assets during the three months ended March 31, 2021.
Operating income for the three months ended March 31, 2022 was $285 million as compared to an operating loss of $221 million for the three months ended March 31, 2021 and included non-cash charges for Depreciation and amortization of intangible assets of $352 million and $403 million, Goodwill impairments of $0 and $469 million, Asset impairments, including loss on assets held for sale, of $8 million and $148 million and Share-based compensation of $32 million and $31 million, respectively.
Loss before income taxes for the three months ended March 31, 2022 and 2021 was $82 million and $591 million, respectively, a decrease of $509 million. The decrease in our Loss before income taxes is primarily attributable to: (i) the increase in our operating results of $506 million, as previously discussed, (ii) a decrease in Interest expense of $6 million and (iii) the decrease in Loss on extinguishment of debt of $5 million, partially offset by an unfavorable net change in Foreign exchange and other of $8 million.
Net loss attributable to Bausch Health Companies Inc. for the three months ended March 31, 2022 and 2021 was $69 million and $610 million, respectively, an increase in our results of $541 million. The increase in our results was primarily due to the decrease in our Loss before income taxes of $509 million, as previously discussed, and the favorable change in income taxes of $32 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Revenues
Product sales	$1,898	$2,003	$(105)
Other revenues	20	24	(4)
	1,918	2,027	(109)
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	543	564	(21)
Cost of other revenues	8	10	(2)
Selling, general and administrative	622	606	16
Research and development	127	112	15
Amortization of intangible assets	310	357	(47)
Goodwill impairments	—	469	(469)
Asset impairments, including loss on assets held for sale	8	148	(140)
Restructuring, integration, separation and IPO costs	13	12	1
Other expense (income), net	2	(30)	32
	1,633	2,248	(615)
Operating income (loss)	285	(221)	506
Interest income	2	2	—
Interest expense	(362)	(368)	6
Loss on extinguishment of debt	—	(5)	5
Foreign exchange and other	(7)	1	(8)
Loss before provision for income taxes	(82)	(591)	509
Benefit from (provision for) income taxes	16	(16)	32
Net loss	(66)	(607)	541
Net income attributable to noncontrolling interest	(3)	(3)	—
Net loss attributable to Bausch Health Companies Inc.	$(69)	$(610)	$541
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
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
Our revenues were $1,918 million and $2,027 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $109 million, or 5%. The decrease was due to: (i) the impact of divestitures and discontinuations of $72 million, primarily attributable to our divestiture of Amoun on July 26, 2021, (ii) the net decrease in volumes of $60 million primarily in our Diversified Products and Salix segments and (iii) the unfavorable impact of foreign currencies of $41 million, primarily in Europe and Asia. These decreases were partially offset by an increase in net realized pricing of $64 million, primarily in our Salix segment.
The changes in our segment revenues and segment profits for the three months ended March 31, 2022, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.

Cash Discounts and Allowances, Chargebacks and Distribution Fees
As is customary in the pharmaceutical industry, gross product sales are subject to a variety of deductions in arriving at net product sales. Provisions for these deductions are recognized concurrently with the recognition of gross product sales. These provisions include cash discounts and allowances, chargebacks, and distribution fees, which are paid or credited to direct customers, as well as rebates and returns, which can be paid or credited to direct and indirect customers. As more fully discussed in Note 3, “REVENUE RECOGNITION” to our unaudited interim Consolidated Financial Statements, the Company continually monitors the provisions for these deductions and evaluates the estimates used as additional information becomes available. Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory on hand at the wholesalers. In wholesaler contracts, such credits are offset against the total distribution service fees we pay on all of our products to each such wholesaler. In addition, some payor contracts require discounting if a price increase or series of price increases in a contract period exceeds a negotiated threshold. Provision balances relating to amounts payable to direct customers are netted against trade receivables and balances relating to indirect customers are included in accrued liabilities.
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022		2021
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,154	100.0%	$3,303	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	134	4.3%	147	4.5%
Returns	19	0.6%	34	1.0%
Rebates	581	18.4%	602	18.2%
Chargebacks	471	14.9%	462	14.0%
Distribution fees	51	1.6%	55	1.7%
Total provisions	1,256	39.8%	1,300	39.4%
Net product sales	1,898	60.2%	2,003	60.6%
Other revenues	20		24
Revenues	$1,918		$2,027
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 39.8% and 39.4% for the three months ended March 31, 2022 and 2021, respectively, an increase of 0.4 percentage points and includes:
•discounts and allowances as a percentage of gross product sales were lower primarily driven by lower gross product sales and lower discount rates for certain generic products, such as Apriso® AG, Tobramycin / Dexamethasone, Migranal® AG and Flunisolide® AG partially offset by: (i) higher discounts for Glumetza® AG, and (ii) the impact of higher gross product sales and discount rates for other generics, such as Latanoprost;
•returns as a percentage of gross product sales were lower as the Company’s improving return experience was offset by reductions in variable consideration for sales returns related to past sales in 2022 as compared to 2021. Over the last several years, the Company has increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including, but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving the sales return experience, primarily related to branded and generic products;
•rebates as a percentage of gross product sales were higher primarily due to an increase in gross product sales and higher rebate rates for certain branded products, such as Jublia®, Aplenzin® and Arazlo®, partially offset by lower gross product sales and lower rebate rates for certain branded products, such as Wellbutrin® and Xifaxan®;

•chargebacks as a percentage of gross product sales were higher primarily due to higher chargeback rates for certain products, such as Xifaxan®, Glumetza® SLX and Latanoprost, partially offset by lower gross product sales of certain generics, such as Glumetza® AG, Targretin® AG and Syprine® AG; and
•distribution service fees as a percentage of gross product sales were lower primarily due to lower gross product sales of Xifaxan®. Price appreciation credits are offset against the distribution service fees we pay wholesalers and were $0 and $1 million for the three months ended March 31, 2022 and 2021, respectively.
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
Cost of goods sold was $543 million and $564 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $21 million, or 4%. The decrease was primarily driven by: (i) the impact of the divestiture of Amoun on July 26, 2021 and (ii) the favorable impact of foreign currencies. These decreases were partially offset by: (i) product mix and (ii) higher manufacturing variances, primarily as a result of inflationary pressures related to certain manufacturing costs.
Cost of goods sold as a percentage of product sales revenue were 28.6% and 28.2% for the three months ended March 31, 2022 and 2021, respectively, an increase of 0.4 percentage points.
Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs. Also included in SG&A expenses for the three months ended March 31, 2022 are Separation-related and IPO-related costs. The Company has incurred, and will incur, Separation-related and IPO-related costs which are incremental costs indirectly related to the B+L Separation and Solta IPO. Separation-related and IPO-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification.
SG&A expenses were $622 million and $606 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $16 million, or 3%. The increase was primarily attributable to: (i) higher selling, advertising and promotion expenses, (ii) higher compensation expense and (iii) an increase in separation-related and IPO-related costs, partially offset by: (i) the impact of our divestiture of Amoun on July 26, 2021 and (ii) the favorable impact of foreign currencies.
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
R&D expenses were $127 million and $112 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $15 million, or 13%. R&D expenses as a percentage of Product sales were approximately 7% and 6% for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to: (i) the result of lower R&D spend in early 2021 as our R&D activities gradually recovered from the impacts of the COVID-19 pandemic as discussed below and (ii) higher spend on certain Bausch + Lomb and Salix projects.
In 2020, certain of our R&D activities were limited and others, including new patient enrollments in clinical trials, were temporarily paused, as most trial sites were not able to accept new patients due to government-mandated shutdowns. During our third quarter of 2020, many of these trial sites began to reopen. During 2021, the pace of new patient enrollments and the increase these activities and related R&D spend gradually increased until they approached a normalized spend rate toward the end of 2021. As of the date of this filing, we have not had to make material changes to our development timelines and the pause in our clinical trials has not had a material impact on our operating results; however, a resurgence of the virus could result in unanticipated delays in our ability to conduct new patient enrollments and create other delays which could have a significant adverse effect on our future operating results.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $310 million and $357 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $47 million. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2022.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Consolidated Financial Statements for further details related to the Amortization of intangible assets.
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
Goodwill impairments were and $0 and $469 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $469 million.
March 31, 2021
During the three months ended March 31, 2021, it became apparent that recent Ortho Dermatologics product launches were not going to achieve their forecasted trajectories that were expected once the offices of health care professionals could reopen as social restrictions associated with the COVID-19 pandemic began to ease in the U.S. In addition, insurance coverage pressures within the U.S. continued to persist limiting patient access to topical acne and psoriasis products. In light of these developments, during the first quarter of 2021, the Company began taking steps to: (i) redirect its R&D spend to eliminate projects it had identified as high cost and high risk, (ii) redirect a portion of its marketing and product development outside the U.S. to geographies where there is better patient access and (iii) reduce its cost structure to be more competitive. As result, during the three months ended March 31, 2021, the Company revised its long-term forecasts for the Ortho Dermatologics reporting unit. Management believes that these events are indicators that there is less headroom as of March 31, 2021 as compared to the headroom calculated on the date goodwill was last tested for impairment (October 1, 2020). Therefore, a quantitative fair value test for the Ortho Dermatologics reporting unit was performed. The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the first quarter of 2021 to reflect the business changes previously discussed, including a range of potential outcomes, along with a long-term growth rate of 1.0% and a range of discount rates between 9.0% and 10.0%. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at March 31, 2021, and the Company recognized a goodwill impairment of $469 million.
March 31, 2022
The Company continues to monitor market conditions which could impact the previous valuation of Ortho Dermatologics reporting unit. During the three months ended March 31, 2022, macroeconomic factors have impacted interest rates and the U.S. inflation rate is higher than previously expected. Given the limited headroom calculated on October 1, 2021, the Company believed that these facts and circumstances suggest the fair value of the Ortho Dermatologics reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the first quarter of 2022 and utilized a long-term growth rate of 1% and a discount rate of 9%. The discount rate contemplates changes in the current macroeconomic conditions noting certain inputs such as the risk free rate increased over the three months ended March 31, 2022, and was offset by decreases in other reporting unit specific risks during the same period. Based on the quantitative fair value test, the fair value of the Ortho Dermatologics reporting unit was less than 2% greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit. If market conditions deteriorate requiring management to revise its assumptions such as its long-term growth or discount rates, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and those charges could be material.

See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Consolidated Financial Statements for further details related to the Amortization of intangible assets.
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
Asset impairments, including loss on assets held for sale were $8 million and $148 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $140 million. Asset impairments, including loss on assets held for sale for the three months ended March 31, 2022 were $8 million and include: (i) impairments of $4 million, in aggregate, due to decreases in forecasted sales of certain product lines, and (ii) impairments of $4 million, in aggregate, related to the discontinuance of certain product lines. Asset impairments, including loss on assets held for sale for the three months ended March 31, 2021 were $148 million and include: (i) $71 million, in aggregate, due to decreases in forecasted sales of certain product lines in the Ortho Dermatologics business, (ii) an adjustment of $68 million due to the loss on assets held for sale in connection with the Amoun Sale and (iii) impairments of $9 million, in aggregate, related to the discontinuance of certain product lines.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, Integration, Separation and IPO Costs
Restructuring, integration separation and IPO costs were $13 million and $12 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $1 million.
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
Restructuring and integration costs were $3 million and $3 million for the three months ended March 31, 2022 and 2021, respectively. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation and IPO Costs
The Company has incurred, and will incur, costs associated with activities to effectuate the B+L Separation and the Solta IPO. These activities include: (i) separating the Bausch + Lomb and Solta Medical businesses from the remainder of the Company and (ii) registering the Bausch + Lomb and Solta Medical businesses as independent publicly traded entities. Separation and IPO costs are incremental costs directly related to the B+L Separation and Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for the Bausch + Lomb and Solta Medical entities. Separation and IPO costs were $10 million and $9 million for the three months ended March 31, 2022 and 2021, respectively. The extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
See Note 5, “RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS” to our unaudited interim Consolidated Financial Statements for further details regarding these actions.

Other expense (income), net
Other expense (income), net for the three months ended March 31, 2022 and 2021 consists of the following:

	Three Months Ended March 31,
(in millions)	2022	2021
Litigation and other matters	$(1)	$—
Acquisition-related contingent consideration	3	(9)
Gain on sale of assets, net	—	(23)
Acquired in-process research and development costs	—	2
	$2	$(30)
Gain on sale of assets, net for the three months ended March 31, 2021, includes $25 million related to the achievement of a milestone related to a certain product.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt premiums, discounts and deferred issuance costs on indebtedness under our credit facilities and notes and the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company’s cross-currency swaps during 2021. In November 2021, we entered into a transaction to unwind our cross-currency swaps.
Interest expense was $362 million and $368 million, and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $14 million and $13 million, for the three months ended March 31, 2022 and 2021, respectively. Interest expense for the three months ended March 31, 2022 decreased $6 million, or 2%, as compared to the three months ended March 31, 2021. The weighted average stated rate of interest as of March 31, 2022 and 2021 was 5.97% and 6.00%, respectively.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements for further details.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $0 and $5 million for the three months ended March 31, 2022 and 2021, respectively, primarily associated with debt repayments made during the three months ended March 31, 2021.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other primarily includes: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts. Foreign exchange and other was a loss of $7 million and a gain of $1 million for the three months ended March 31, 2022 and 2021, respectively, an unfavorable net change of $8 million.
Income Taxes
Benefit from income taxes was $16 million and a provision of $16 million for the three months ended March 31, 2022 and 2021, respectively, a favorable change of $32 million.
Our effective income tax rate for the three months ended March 31, 2022 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) changes in uncertain tax positions, (b) adjustments for book to income tax return provisions and (c) a tax deduction for stock compensation.

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
See Note 16, “INCOME TAXES” to our unaudited interim Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
The following is a brief description of the Company’s segments:
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Consumer, Surgical and Ophthalmic Pharmaceuticals products.
•The Salix segment consists of sales in the U.S. of GI products.
•The International segment consists of sales, with the exception of sales of Bausch + Lomb products and Solta aesthetic medical devices, outside the U.S. and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical products and OTC products.
•The Solta Medical segment consists of global sales of Solta aesthetic medical devices.
•The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products, (iii) Ortho Dermatologics (dermatological) products and (iv) dentistry products.
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, Acquired in-process research and development costs, Restructuring, integration, separation and IPO costs and Other (income) expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 19, “SEGMENT INFORMATION” to our unaudited interim Consolidated Financial Statements for a reconciliation of segment profit to Loss before provision for income taxes.
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended March 31, 2022 and 2021. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022		2021		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb	$889	46%	$881	43%	$8	1%
Salix	464	24%	472	23%	(8)	(2)%
International	244	13%	306	15%	(62)	(20)%
Solta Medical	72	4%	72	4%	—	—%
Diversified Products	249	13%	296	15%	(47)	(16)%
Total revenues	$1,918	100%	$2,027	100%	$(109)	(5)%

Segment Profits / Segment Profit Margins
Bausch + Lomb	$206	23%	$239	27%	$(33)	(14)%
Salix	322	69%	327	69%	(5)	(2)%
International	91	37%	109	36%	(18)	(17)%
Solta Medical	35	49%	41	57%	(6)	(15)%
Diversified Products	158	63%	200	68%	(42)	(21)%
Total segment profits	$812	42%	$916	45%	$(104)	(11)%

Organic Revenues and Organic Growth Rates (non-GAAP)
Organic growth, a non-GAAP measure, is defined as a change on a period-over-period basis in revenues on a constant currency basis (if applicable) excluding the impact of recent acquisitions, divestitures and discontinuations. Organic revenue growth (non-GAAP) is growth in GAAP Revenue (its most directly comparable GAAP financial measure), adjusted for certain items, of businesses that have been owned for one or more years. Organic revenue (non-GAAP) is impacted by changes in product volumes and price. The price component is made up of two key drivers: (i) changes in product gross selling price and (ii) changes in sales deductions. The Company uses organic revenue (non-GAAP) and organic revenue growth (non-GAAP) to assess performance of its reportable segments, and the Company in total, without the impact of foreign currency exchange fluctuations and recent acquisitions, divestitures and product discontinuations. The Company believes that such measures are useful to investors as they provide a supplemental period-to-period comparison.
Non-GAAP measures are not standardized measures under the financial reporting framework used to prepare the Company’s financial statements and might not be comparable to similar financial measures disclosed by other issuers.
Organic revenue growth, a non-GAAP measure, reflects adjustments for: (i) the impact of period-over-period changes in foreign currency exchange rates on revenues and (ii) the revenues associated with acquisitions, divestitures and discontinuations of businesses divested and/or discontinued. These adjustments are determined as follows:
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
Acquisitions, divestitures and discontinuations: In order to present period-over-period organic revenues (non-GAAP) on a comparable basis, revenues associated with acquisitions, divestitures and discontinuations are adjusted to include only revenues from those businesses and assets owned during both periods. Accordingly, organic revenue growth (non-GAAP) excludes from the current period, all revenues attributable to each acquisition for twelve months subsequent to the day of acquisition, as there are no revenues from those businesses and assets included in the comparable prior period. Organic revenue growth (non-GAAP) excludes from the prior period (but not the current period), all revenues attributable to each divestiture and discontinuance during the twelve months prior to the day of divestiture or discontinuance, as there are no revenues from those businesses and assets included in the comparable current period. There were no acquisitions during the twelve month period ended March 31, 2022.
The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (Non-GAAP) for the three months ended March 31, 2022 and 2021 by segment.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Bausch + Lomb	$889	$29	$918	$881	$(3)	$878	$40	5%
Salix	464	—	464	472	—	472	(8)	(2)%
International	244	12	256	306	(69)	237	19	8%
Solta Medical	72	—	72	72	—	72	—	—%
Diversified Products	249	—	249	296	—	296	(47)	(16)%
Total	$1,918	$41	$1,959	$2,027	$(72)	$1,955	$4	—%
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment has a diversified product line with no single product group representing 10% or more of its product sales. The Bausch + Lomb segment revenue was $889 million and $881 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $8 million, or 1%. The increase was attributable to increases in volumes in each of our Bausch + Lomb reporting units. The Bausch + Lomb segment volumes increased $47 million in the aggregate primarily due to: (i) increased demand for Lumify®, Biotrue® and PreserVision® within U.S. Consumer and (ii) increased demand of consumables and intraocular lenses within Global Surgical, partially offset by: (i) a decrease in volume for the International Vision Care business, primarily driven by the impact of the COVID-19 pandemic in China and (ii) the impact of generic competition as certain products, such as Lotemax® Gel and Bepreve®, lost exclusivity. This overall increase in volumes was partially offset by: (i) the unfavorable impact of foreign currencies of $29 million, primarily in Europe and Asia, (ii) a decrease in net realized pricing of $7 million primarily due to higher sales deductions in our Ophthalmology business in the U.S. and (iii) the impact of divestitures and discontinuations of $3 million, related to the discontinuation of certain products.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the three months ended March 31, 2022 and 2021 was $206 million and $239 million, respectively, a decrease of $33 million, or 14%. The decrease was primarily driven by: (i) higher SG&A expenses within U.S. Consumer and Surgical, (ii) the unfavorable impact of foreign currencies, (iii) the decrease in net realized pricing, as previously discussed, and (iv) higher manufacturing variances, primarily as a result of inflationary pressures related to certain manufacturing costs. These decreases were partially offset by the increase in volumes, as previously discussed.
Salix Segment:
Salix Segment Revenue
The Salix segment includes our Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 80% and 78% of the Salix segment revenues for the three months ended March 31, 2022 and 2021, respectively. No other single product group represents 10% or more of the Salix segment product sales. Salix segment revenue for the three months ended March 31, 2022 and 2021 was $464 million and $472 million, respectively, a decrease of $8 million, or 2%. The decrease is primarily driven by a decrease in volumes of $53 million primarily attributable to: (i) the inventory balancing of Xifaxan® by our wholesalers during the three months ended March 31, 2021 and (ii) the impact of generic competition as certain products, such as Apriso®, lost exclusivity, partially offset by an increase in net realized pricing of $45 million, primarily driven by Xifaxan®.
Salix Segment Profit
The Salix segment profit for the three months ended March 31, 2022 and 2021 was $322 million and $327 million, respectively, a decrease of $5 million, or 2%. The decrease was primarily driven by an increase in: (i) selling expenses and advertising and promotion expenses and (ii) R&D expenses.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $244 million and $306 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $62 million, or 20%. The decrease was primarily attributable to: (i) the impact of divestitures and discontinuations of $69 million, primarily attributable to our divestiture of Amoun on July 26, 2021 and (ii) the unfavorable impact of foreign currencies of $12 million, primarily in Europe. Revenues associated with Amoun were $68 million for the three months ended March 31, 2021. These decreases were partially offset by: (i) an increase in net realized pricing of $11 million, primarily in Canada and (ii) an increase in volumes of $8 million, primarily in Europe.
International Segment Profit
The International segment profit for the three months ended March 31, 2022 and 2021 was $91 million and $109 million, respectively, a decrease of $18 million, or 17%. The decrease was primarily attributable to: (i) our divestiture of Amoun on July 26, 2021, (ii) higher manufacturing variances and (iii) the unfavorable impact of foreign currencies.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for approximately 78% of the Solta segment revenues for the three months ended March 31, 2022. No other single product group represents 10% or more of the Solta segment revenues. The Solta Medical segment revenue for the three months ended March 31, 2022 and 2021 was $72 million and $72 million, respectively, as the increase in net realized pricing of $5 million was partially offset by a decrease in volume of $5 million, primarily driven by the impact of the COVID-19 pandemic in China.
Solta Medical Segment Profit
The Solta Medical segment profit for the three months ended March 31, 2022 and 2021 was $35 million and $41 million, respectively, a decrease of $6 million, or 15%. The decrease was primarily driven by: (i) an increase in SG&A expenses and (ii) an increase in R&D.

Diversified Products Segment:
Diversified Products Segment Revenue
The Diversified Products segment revenue for the three months ended March 31, 2022 and 2021 was $249 million and $296 million, respectively, a decrease of $47 million, or 16%. The decrease was primarily driven by: (i) a decrease in volume of $57 million, primarily driven by our Neurology and Other business, partially offset by an increase in net realized pricing of $10 million, primarily in our Neurology and Other business, partially offset by our Ortho Dermatologics business. The decrease in volume in our Neurology and Other business was primarily due to lower demand of Pepcid®, Ativan®, Mysoline® and Wellbutrin® products.
Diversified Products Segment Profit
The Diversified Products segment profit for the three months ended March 31, 2022 and 2021 was $158 million and $200 million, respectively, a decrease of $42 million, or 21%. The decrease was primarily driven by: (i) a decrease in contribution primarily attributable to the net decrease in revenues, as previously discussed, and (ii) an increase in advertising and promotion expenses.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Net loss	$(66)	$(607)	$541
Adjustments to reconcile net loss to net cash provided by operating activities	(13)	910	(923)
Cash (used in) provided by operating activities before changes in operating assets and liabilities	(79)	303	(382)
Changes in operating assets and liabilities	16	140	(124)
Net cash (used in) provided by operating activities	(63)	443	(506)
Net cash used in investing activities	(56)	(56)	—
Net cash provided by (used in) financing activities	468	(243)	711
Effect of exchange rate on cash and cash equivalents	(8)	(13)	5
Net increase in cash, cash equivalents, restricted cash and cash held for sale	341	131	210
Cash, cash equivalents and restricted cash, beginning of period	2,119	1,816	303
Cash, cash equivalents and restricted cash, end of period	$2,460	$1,947	$513
Operating Activities
Net cash used in operating activities was $63 million for the three months ended March 31, 2022, as compared to Net cash provided by operating activities of $443 million for the three months ended March 31, 2021, a decrease of $506 million. The decrease was attributable to: (i) the decrease in Cash (used in) provided by operating activities before changes in operating assets and liabilities and (ii) Changes in operating assets and liabilities.
Cash used in operating activities before changes in operating assets and liabilities was $79 million for the three months ended March 31, 2022, as compared to Cash provided by operating activities before changes in operating assets and liabilities of $303 million for the three months ended March 31, 2021, respectively, a decrease in cash of $382 million. The decrease is primarily attributable to payments of accrued legal settlements related to the Glumetza Antitrust Litigation and a RICO class action matter during 2022.
Changes in operating assets and liabilities resulted in a net increase in cash of $16 million for the three months ended March 31, 2022, as compared to a net increase of $140 million for the three months ended March 31, 2021, respectively, representing a net decrease in cash of $124 million. During the three months ended March 31, 2022, Changes in operating assets and liabilities was positively impacted by: (i) the collection of trade receivables of $197 million and (ii) an increase in accrued interest due to timing of payments of $44 million, partially offset by: (i) the timing of other payments in the ordinary course of business of $152 million and (ii) an increase in inventories of $73 million. During the three months ended March 31, 2021, Changes in operating assets and liabilities was positively impacted by: (i) the timing of other payments in the ordinary course of business of $84 million, (ii) the collection of trade receivables of $60 million and (iii) an increase in accrued interest due to timing of payments of $31 million and was partially offset by an increase in inventories of $35 million.

Investing Activities
Net cash used in investing activities was $56 million for the three months ended March 31, 2022 and was primarily driven by Purchases of property, plant and equipment of $46 million.
Net cash used in investing activities was $56 million for the three months ended March 31, 2021 and was driven by Purchases of property, plant and equipment of $66 million, partially offset by Interest settlements from cross-currency swaps of $11 million.
Financing Activities
Net cash provided by financing activities was $468 million for the three months ended March 31, 2022 and was primarily driven by the issuance of long-term debt, net of discounts, of $986 million of February 2027 Secured Notes, partially offset by: (i) the repayment of long-term debt of $485 million related to: (i) the repayment of the outstanding balance under its 2023 Revolving Credit Facility and (ii) the repayment of long-term debt of $200 million of its June 2025 Term Loan B Facility.
Net cash used in financing activities was $243 million for the three months ended March 31, 2021 and was primarily driven by the prepayment of $200 million of 7.00% Senior Secured Notes due 2024 using cash on hand and cash generated from operations during 2021.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements for additional information regarding the financing activities described above.
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
As previously discussed, in January 2022, we had substantially completed the internal objectives to facilitate the IPOs and related separation of the B+L and Solta Medical businesses. The registration statement related to the B+L IPO was declared effective on May 5, 2022, and Bausch + Lomb’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, Bausch + Lomb was an indirect wholly-owned subsidiary of the Company. On May 10, 2022, the Selling Shareholder sold 35,000,000 common shares of Bausch + Lomb at an offering price of $18.00 per share, pursuant to the Bausch + Lomb prospectus. The net proceeds from the B+L IPO after deducting underwriting commissions and estimated offering expenses were approximately $560 million as of May 10, 2022. In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares to cover over-allotments at the B+L IPO offering price less underwriting commissions. As of May 10, 2022, the underwriters have not exercised any portion of this option. Upon the closing of the B+L IPO (but before exercise of the over-allotment option), we hold 315,000,000 shares of Bausch + Lomb common stock, which represents approximately 90% of Bausch + Lomb’s common shares.
Following the B+L IPO, we expect to complete the separation of Bausch + Lomb after the expiry of customary lockups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to the receipt of applicable shareholder and other necessary approvals and market conditions. We continue to monitor market conditions and aim to launch the Solta IPO when financial market conditions are favorable (subject to receipt of regulatory, stock exchange and other approvals and other factors). Until such time, we continue to manage the Solta business along with our diverse portfolio of gastroenterology, hepatology, dermatology, neurology and other therapeutics, with our continued commitment to bring out additional value for our shareholders. Nothing in this Form 10-Q shall constitute an offer to sell or the solicitation of an offer to buy any securities of the Bausch + Lomb or Solta entities. However, there can be no assurance as to when we will complete either the B+L Separation or the Solta IPO, if at all.
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt or issue equity or equity-linked securities.

Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $23,168 million and $22,654 million as of March 31, 2022 and December 31, 2021, respectively. Aggregate contractual principal amounts due under our debt obligations were $23,385 million and $22,870 million as of March 31, 2022 and December 31, 2021, respectively, an increase of $515 million. The increase is attributable to the debt issuance previously discussed under “Cash Flows - Financing Activities” during the three months ended March 31, 2022.
Senior Secured Credit Facilities
On June 1, 2018, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Fourth Amended and Restated Credit and Guaranty Agreement, as amended by the First Incremental Amendment to the Restated Credit Agreement, dated as of November 27, 2018 (the “2018 Restated Credit Agreement”) with a syndicate of financial institutions and investors as lenders. The 2018 Restated Credit Agreement provided for a revolving credit facility of $1,225 million (the “2023 Revolving Credit Facility”) and term loan facilities of original principal amounts of $4,565 million and $1,500 million, maturing in June 2025 (the “June 2025 Term Loan B Facility”) and November 2025 (the “November 2025 Term Loan B Facility”), respectively.
Financing Transactions
On May 10, 2022 in connection with the B+L IPO, the Company completed a series of transactions in which among other things: (i) Bausch + Lomb entered into a new credit facility, (ii) the Company repaid certain amounts outstanding under its existing term B loans, (iii) the Company refinanced the remaining amounts outstanding under its credit facilities and (iv) the Company discharged the April 2025 Unsecured Notes Indenture with, among other sources, the net proceeds from the February 2027 Secured Notes.
Description of Senior Secured Credit Facilities as of May 10, 2022
Bausch + Lomb Credit Facilities
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “B+L Credit Agreement”, and the credit facilities thereunder, the “B+L Credit Facilities”) providing for term loans of approximately $2,500 million with a five-year term to maturity (the “B+L Term Facility”) and a five year revolving credit facility of approximately $500 million (the “B+L Revolving Credit Facility” and such financing, the “B+L Debt Financing”). The B+L Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The term loans are denominated in U.S. dollars, and borrowings under the revolving credit facility will be made available in U.S. dollars, euros, pounds sterling and Canadian dollars.
Borrowings under the B+L Revolving Credit Facility in (i) U.S. dollars bear interest at a rate per annum equal to, at our option, either (a) a term SOFR-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at our option, either (a) CDOR or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to SONIA (provided, however, that the term SOFR-based rate, CDOR, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate and the Canadian dollar prime rate shall be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based loans are subject to a credit spread adjustment of 0.10%.
The applicable interest rate margins for borrowings under the B+L Revolving Credit Facility are (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on the company’s total net leverage ratio and (ii) after (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long term indebtedness for borrowed money receives an investment grade rating from at least two of S&P, Moody’s and Fitch and (y) the term loan facility has been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on the Company’s debt rating. In addition, we are required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the revolving credit facility, payable quarterly in arrears until the IG Trigger and a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on the Company’s debt rating and payable quarterly in arrears. We are also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the revolving credit facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees. As of the date of this filing, May 10, 2022, the B+L Revolving Credit Facility remains undrawn.
Borrowings under the term loan facility bear interest at a rate per annum equal to, at our option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%.
Subject to certain exceptions and customary baskets set forth in the B+L Credit Agreement, the Company is required to make mandatory prepayments of the loans under the B+L Term Facility under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the B+L Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the B+L Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the B+L Term Facility is 1.00% per annum and the first installment shall be payable on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%.
Senior Secured Credit Facilities
On May 10, 2022, the Company and certain of its subsidiaries as guarantors entered into that certain Second Amendment to the Fourth Amended and Restated Credit and Guaranty Agreement (the “Second Amendment”). The 2022 Restated Credit Agreement provides for a new term facility with an aggregate principal amount of $2,500 million (the “2027 Term Loan B Facility” and the loans thereunder the “2027 Term Loan”) maturing on February 1, 2027 and a new revolving credit facility of $975 million (the “2027 Revolving Credit Facility”) that will mature on the earlier of February 1, 2027 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and BHA in an aggregate principal amount in excess of $1,000 million. After giving effect to the 2022 Restated Credit Agreement, the 2023 Revolving Credit Facility, June 2025 Term Loan B Facility and November 2025 Term Loan B Facility were refinanced (such refinancing, the “Credit Agreement Refinancing”), along with certain of the Company’s existing senior notes, using proceeds of the B+L IPO, the Credit Agreement Refinancing and the B+L Debt Financing, and available cash on hand. As of the date of this filing, May 10, 2022, the Company has drawn $350 million on the 2027 Revolving Credit Facility.
The 2022 Restated Credit Agreement provides that Bausch + Lomb initially be a “excluded” subsidiary subject to the terms of the 2022 Restated Credit Agreement covenants, but does not require Bausch + Lomb to guarantee the obligations under the 2022 Restated Credit Agreement. The 2022 Restated Credit Agreement permits the Company to designate Bausch + Lomb as an “unrestricted” subsidiary under the 2022 Restated Credit Agreement and no longer subject to the terms of the covenants thereunder upon achievement of a 7.6x pro forma “Remainco Total Leverage Ratio” Such designation could take place at any time after the B+L IPO. The Credit Agreement Refinancing contains provisions designed to facilitate the separation and distribution of Bausch + Lomb.
Senior Secured Notes
The Senior Secured Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor under the 2022 Restated Credit Agreement and existing Senior Unsecured Notes (together, the “Note Guarantors”). In connection with the closing of the B+L IPO, the discharge of the 6.125% Notes Indenture and the related release under the 2018 Restated Credit Agreement described above, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released.
The Senior Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the Company’s obligations under the 2022 Restated Credit Agreement under the terms of the indentures governing the Senior Secured Notes.
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
The aggregate principal amount of our Senior Secured Notes as of March 31, 2022 and December 31, 2021 was $4,850 million and $3,850 million, respectively, an increase of $1,000 million representing the issuance of February 2027 Secured Notes.
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. In connection with the closing of the B+L IPO, the discharge of the 6.125% Notes Indenture and the related release under the 2018 Restated Credit Agreement described above, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released. On a non-consolidated basis, the non-guarantor subsidiaries (which, for the avoidance of doubt, does not give effect to the release of the guarantees in connection with closing of the B+L IPO) had total assets of $2,227 million and total liabilities of $915 million as of March 31, 2022, and revenues of $388 million and operating income of $74 million for the three months ended March 31, 2022.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
On January 18, 2022, we issued conditional notices of redemption to redeem: (i) all April 2025 Unsecured Notes conditioned upon the completion of the Credit Agreement Refinancing and (ii) $370 million in aggregate principal amount of our outstanding 9.000% Senior Unsecured Notes due 2025 (the “December 2025 Unsecured Notes”) conditioned upon the receipt of aggregate proceeds from: (i) the B+L IPO, (ii) the B+L Debt Financing, (iii) the Credit Agreement Refinancing and (iv) the issuance of the February 2027 Secured Notes of at least $7,000 million.
In connection with the closing of the B+L IPO, the conditions of the Company’s previously announced redemption of its April 2025 Unsecured Notes were satisfied and the Company discharged the April 2025 Unsecured Notes Indenture using: (i) the proceeds from the issuance of the February 2027 Secured Notes, (ii) the proceeds from the B+L IPO, (iii) the net proceeds from the borrowings under the B+L Debt Financing and (iv) cash on hand. On May 10, 2022, the Company caused sufficient funds for the redemption in full of its April 2025 Unsecured Notes at a redemption price of 101.021% of the principal amount then outstanding to be irrevocably deposited with the Bank of New York Mellon, N.A., as trustee under the April 2025 Unsecured Notes Indenture, and the April 2025 Unsecured Notes Indenture was discharged. The April 2025 Unsecured Notes will be redeemed on May 16, 2022.
On May 10, 2022, the Company notified the Trustee and holders of its outstanding December 2025 Unsecured Notes that the conditions to its previously announced redemption would not be satisfied, and the conditional redemption was cancelled.
The aggregate principal amount of our Senior Unsecured Notes as of March 31, 2022 and December 31, 2021 was $14,900 million and $14,900 million, respectively.
Covenant Compliance
Any inability to comply with the covenants under the terms of our 2022 Restated Credit Agreement, Senior Secured Notes indentures or Senior Unsecured Notes indentures could lead to a default or an event of default for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under our 2022 Restated Credit Agreement, holders of our Senior Secured Notes and holders of our Senior Unsecured Notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver.
Since 2017 through the date of this filing, the Company completed several actions which included repaying debt with proceeds from divestitures and cash flows from operations, as well as refinancing debt with near-term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with its financial maintenance covenant. As of March 31, 2022, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of this Form 10-Q.
The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenant and take other actions to reduce its debt levels to align with the Company’s long-term strategy. The Company may consider taking other actions, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities including secondary offerings of the common shares of Bausch + Lomb and Solta Medical, as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenant and meeting its debt service obligations.
Focus on Capitalization of the Post-separation Entities
In connection with the B+L Separation and Solta IPO, we have emphasized that it is important that the post-separation entities be well-capitalized, with appropriate leverage and with access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth. Therefore, we see the appropriate capitalization and leverage of these businesses post-separation as a key to bringing out the maximum value across our portfolio of assets and it is a primary objective of our plan of separation.
Weighted Average Interest Rate
The weighted average stated rate of interest of the Company’s outstanding debt as of March 31, 2022 and December 31, 2021 was 5.97% and 5.88%, respectively.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements for further details.
Credit Ratings
As of May 10, 2022, the credit ratings and outlook from Moody’s, Standard & Poor’s and Fitch for certain outstanding obligations of the Company were as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
Moody’s	B2	Ba2/Ba3	B3	Negative
Standard & Poor’s	B+	BB	B	Negative
Fitch	B	BB	B	Negative
As a part of the financing transactions launched in January 2022 discussed above, Moody’s assigned a Ba3 rating to the $2,500 million of term B loans and the $975 million revolving credit facility as anticipated by the Credit Agreement Refinancing and to the newly issued February 2027 Secured Notes. The Ba3 rating is one notch lower than Moody’s rating of Ba2 for our existing senior secured debt. Following the completion of the Credit Agreement Refinancing on the date of this filing, May 10, 2022, Moody’s anticipates downgrading its ratings on our existing senior secured notes to Ba3 from Ba2, consistent with the Ba3 rating assigned to the $2,500 million of term B loans and the $975 million revolving credit facility as anticipated by the Credit Agreement Refinancing and to the newly issued February 2027 Secured Notes.
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
A substantial portion of our cash requirements for the remainder of 2022 are for debt service. Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring, integration and separation costs, benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions. We are considering further acquisition opportunities within our core therapeutic areas, some of which could be sizable.

In addition to our working capital requirements, as of March 31, 2022, we expect our primary cash requirements during the remainder of 2022 to include:
•Debt repayments—Based on our debt portfolio as of May 10, 2022, we anticipate making mandatory amortization payments of approximately $75 million and interest payments of approximately $1,150 million during the period April 1, 2022 through December 31, 2022. In addition, as discussed above, on May 10, 2022 we deposited funds sufficient to redeem all outstanding amounts of our April 2025 Unsecured Notes using the proceeds from: (i) the issuance of the February 2027 Secured Notes, (ii) the B+L IPO, (iii) the B+L Debt Financing and (iv) cash on hand. We may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash generated from operations and cash provided from the sale of common stock and additional debt financings in connection with the B+L Separation and the Solta IPO;
•IT Infrastructure Investment—We expect to make payments of approximately $55 million for licensing, maintenance and capitalizable costs associated with our IT infrastructure improvement projects during the remainder of 2022;
•Capital expenditures—We expect to make payments of approximately $230 million for property, plant and equipment during the remainder of 2022;
•Contingent consideration payments—We expect to make contingent consideration and other development/approval/sales-based milestone payments of approximately $30 million during the remainder of 2022;
•Restructuring and integration payments—We expect to make payments of $5 million during the remainder of 2022 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through March 31, 2022;
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $9 million during the remainder of 2022; and
•Litigation Payments—In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of March 31, 2022, the Company’s Consolidated Balance Sheet includes accrued current loss contingencies of $1,530 million related to matters which are both probable and reasonably estimable, of which $1,211 million is expected to be payable during the period April 1, 2022 through December 31, 2022; however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made.
U.S. Securities Litigation for $1,210 million - The amounts which can be expected to be payable during the period April 1, 2022 through December 31, 2022 include inter alia the agreement to resolve the U.S. Securities litigation for $1,210 million. Final court approval of this settlement was granted in January 2021 but is subject to an objector’s appeal of the Court’s final approval order. The settlement resolves and discharges all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against them and deny all allegations of wrongdoing. This settlement resolves the most significant of the Company’s remaining legacy legal matters and eliminates a material uncertainty regarding our Company. As of March 31, 2022, Restricted cash and other settlement deposits includes $1,210 million of payments into an escrow fund under the terms of a settlement agreement regarding the U.S. Securities Litigation.
See Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Consolidated Financial Statements for further details on this and other matters. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
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
Future Licensing Payments
In the ordinary course of business, the Company may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products primarily in the U.S. and Canada. In connection with these agreements, the Company may pay an upfront fee to secure the agreement. See Note 4, “LICENSING AGREEMENTS AND DIVESTITURE” to our unaudited interim Consolidated Financial Statements. Payments associated with the upfront fee for these agreements cannot be reasonably estimated at this time and could be material.
Unrecognized Tax Benefits
As of March 31, 2022, the Company had unrecognized tax benefits totaling $876 million, of which, $21 million is expected to be realized during the remainder of 2022, however a reliable estimate of the period in which the remaining uncertain tax positions will be payable, if ever, cannot be made.
There have been no other material changes to the contractual obligations disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Contractual Obligations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022.
OUTSTANDING SHARE DATA
Our common shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “BHC”.
At May 5, 2022, we had 361,479,708 issued and outstanding common shares. In addition, as of May 5, 2022, we had outstanding 11,178,289 stock options and 4,566,000 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 1,771,199 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 2,648,908 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022, and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022, except for: (i) estimates and assumptions regarding the nature, timing and extent that the COVID-19 pandemic had on the Company’s operations and cash flows as discussed in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our unaudited interim Consolidated Financial Statements, (ii) the impact that the current year segment and reporting unit realignments had on the Company’s allocation of goodwill as discussed in Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Consolidated Financial Statements and (iii) the estimates associated with the fair value of Ortho Dermatologics reporting unit in testing goodwill for impairment as discussed in Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Consolidated Financial Statements.
NEW ACCOUNTING STANDARDS
None.

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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected research and development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for 2022 and beyond; the Company’s plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement, as amended by the First Incremental Amendment to the Restated Credit Agreement, dated as of November 27, 2018 and the Second Amendment to the Restated Credit Agreement, dated as of May 10, 2022 (the “2022 Restated Credit Agreement”), and senior notes indentures;the ability of our subsidiary, Bausch + Lomb Corporation (“Bausch + Lomb”), to comply with the financial and other covenants contained in its Credit and Guaranty Agreement (the “B+L Credit Agreement”, and the credit facilities thereunder, the “B+L Credit Facilities”), dated as of May 10, 2022; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenues, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic; the Company’s plan to separate its eye health business, including the structure and timing of completing such separation transaction; and the proposed initial public offering (“IPO”) of the Company’s Solta aesthetic medical device business, including the timing of such IPO.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing”, “decrease” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the availability and effectiveness of vaccines for COVID-19 (including with respect to current or future variants and subvariants), COVID-19 vaccine immunization rates, the emergence of variant and subvariant strains of COVID-19, the resurgence of the COVID-19 virus and variant and subvariant strains thereof (including, but not limited to, the recent resurgence of COVID-19 cases in China) and any resulting reinstitution of lockdowns and other restrictions, the evolving reaction of governments, private sector participants and the public to that pandemic, and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on the Company, including, but not limited to, its supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition and costs (which may increase) and revenue and margins (both of which may decrease);
•the challenges the Company faces as a result of the closing of the IPO of Bausch + Lomb (the “B+L IPO”), including the transitional services being provided by and to Bausch + Lomb, any potential, actual or perceived conflict of interest of some of our directors and officers because of their equity ownership in Bausch + Lomb and/or because they also serve as directors or officers of Bausch + Lomb and our ability to timely consolidate the financial results of the Bausch + Lomb business;
•with respect to the proposed separation of Bausch + Lomb, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the separation transaction, the expected timing of completion of the separation transaction and its terms (including the Company’s expectation that the separation transaction will be completed following the expiry of customary lock-ups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals), the Company’s ability to complete the separation transaction considering the various conditions to the completion of the separation transaction (some of which are outside the Company’s control, including conditions related to regulatory matters and a possible shareholder vote, if applicable), that market or other conditions are no longer favorable to completing the transaction, that any regulatory or other approval (if required) is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the separation transaction, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and the separated entity to satisfy the conditions required to maintain the tax-free status of the separation transaction (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the separation transaction, the potential dissynergy costs resulting from the separation transaction, the impact of the separation transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any separation will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
•with respect to the proposed IPO of the Company’s Solta aesthetic medical device business, the risks and uncertainties include, but are not limited to, risks relating to the expected timing of completion of such transaction (including the Company’s expectation that it will launch such IPO when financial market conditions are favorable, subject to receipt of regulatory, stock exchange and other approvals and other factors) and the Company’s ability to complete such transaction, that market or other conditions are no longer favorable to completing the transaction on a timely basis or at all, the receipt of (or failure to receive) any shareholder, stock exchange, regulatory and other approvals required in connection with the transaction and the timing of receipt of such approvals, business disruption during the pendency of, or following, such transaction, diversion of management time on transaction-related issues, retention of Solta aesthetic medical device management team members, the reaction of customers and other parties to such transaction, the impact of such transaction on relationships with customers, suppliers, employees and other business counterparties, and other events that could adversely impact the completion of such transaction, including industry or economic conditions outside of Bausch Health’s control. In particular, the Company can offer no assurance that any such transaction will occur at all, or that any such transaction will occur on the timelines, structure or terms anticipated by the Company;
•ongoing litigation and potential additional litigation, claims, challenges and/or regulatory investigations challenging or otherwise relating to the B+L IPO and the proposed separation of Bausch + Lomb and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
•the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC (“Philidor”)), including a number of pending non-class securities litigations (including certain pending opt-out actions in the U.S. related to the previously settled securities class action (which remains subject to an objector’s petition for rehearing of its appeal of the Court’s final approval order) and certain opt-out actions in Canada relating to the recently settled class action in Canada), certain pending lawsuits and other claims, investigations or proceedings that may be initiated or that may be asserted;
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
•ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the “FDA”) and equivalent agencies outside of the U.S. and the results thereof;
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
•our ability to comply with the financial and other covenants contained in our senior notes indentures, 2027 Revolving Credit Facility (as defined below), the 2022 Restated Credit Agreement, the B+L Credit Agreement and other current or future credit and/or debt agreements and the limitations including the ability of Bausch + Lomb to comply with its covenants and obligations under the B+L Credit Agreement, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, our ability to draw under our 2027 Revolving Credit Facility, Bausch + Lomb’s ability to draw down under the revolving credit facility under the B+L Credit Agreement and restrictions on our ability to make certain investments and other restricted payments;
•any default under the terms of our senior notes indentures or the 2022 Restated Credit Agreement (and other current or future credit and/or debt agreements) and our ability, if any, to cure or obtain waivers of such default;
•any downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;
•any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2022 or beyond, including as a result of the impacts of the COVID-19 pandemic on our business and operations, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in our 2018 Restated Credit Agreement, the 2022 Restated Credit Agreement, senior notes indentures and/or the B+L Credit Agreement (and other current or future credit and/or debt agreements) and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;
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
•our ability to retain, motivate and recruit directors, executives and other key employees;

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
•our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, limitations on the way we conduct business imposed by the covenants contained in our 2018 Restated Credit Agreement, our 2022 Restated Credit Agreement, the B+L Credit Agreement, our senior notes indentures and the agreements governing our other indebtedness, and the impacts of the COVID-19 pandemic;
•the extent to which our products are reimbursed by government authorities, pharmacy benefit managers (“PBMs”) and other third-party payors; the impact our distribution, pricing and other practices may have on the decisions of such government authorities, PBMs and other third-party payors to reimburse our products; the impact of obtaining or maintaining such reimbursement on the price and sales of our products; and the launch and implementation of any new pharma-care or dental-care program or related spending by the Canadian federal government;
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
•the trade conflict between the U.S. and China;
•the impact of the ongoing conflict between Russia and Ukraine and the export controls, sanctions and other restrictive actions that have been or may be imposed by the U.S., Canada and other countries against governmental and other entities in Russia, Belarus and parts of Ukraine;

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
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022, risks under Item 1A. “Risk Factors” of Part II of this Form 10-Q and risks detailed from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022, under Item 1A. “Risk Factors”, under Item 1A. “Risk Factors” of Part II of this Form 10-Q and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as indicated below under “— Interest Rate Risk” and “— Inflation Risk”, there have been no material changes to our exposures to market risks as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022.

Interest Rate Risk
As of March 31, 2022, we had $19,762 million and $3,623 million principal amount of issued fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of March 31, 2022 was $18,373 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $634 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $599 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates would have an annualized pre-tax effect of approximately $36 million in our Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Inflation Risk
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 18, “LEGAL PROCEEDINGS” of notes to the unaudited interim Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors as disclosed in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022. The following risk factor sets forth are additional risks affecting the Company from those originally presented in the Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021:
As a result of the current conflict between Russia and Ukraine, including the recent invasion of Ukraine by Russia, the current and any future responses by the global community to such conflict and any counter responses by the Russian government or other entities or individuals, and the potential expansion of the conflict to other countries, we have begun to experience and may continue to experience an adverse impact on our business and operations in this region, as well as on our business and operations generally, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.
On February 24, 2022, Russia launched a military invasion of Ukraine. The ongoing military conflict between Ukraine and Russia has provoked strong reactions from the United States, the UK, the EU, Canada and various other countries around the world, including the imposition of export controls and broad financial and economic sanctions against Russia, Belarus and specific areas of Ukraine. Additional sanctions or other measures may be imposed by the global community, and counteractive measures may be taken by the Russian government, other entities in Russia or governments or other entities outside of Russia.
For the full year ended December 31, 2021 and the quarter ended March 31, 2022, we derived approximately 2% and 1% of our revenues from sales of our products in Russia, respectively, less than 1% of our revenues from sales of our products in Ukraine, and less than 1% of our revenues from sales of our products in Belarus. As of the date of this filing, the conflict between Ukraine and Russia has begun to impact our business in the region, and we are continuously monitoring developments to assess any potential future impact that may arise. Given the nature of our products, we do not believe that the current sanctions and other measures imposed by the United States and other countries preclude us from conducting business in the region. However, we anticipate that the ongoing conflict in this region and the sanctions and other actions by the global community in response may continue to hinder our ability to conduct business with customers and vendors in this region. For example, we have experienced and may in the future experience disruption and delays in the supply of our products to our customers in Russia, Belarus and Ukraine. We have experienced and may in the future also experience decreased demand for our products in these countries as a result of the conflict and invasion. In addition, we may experience difficulties in collecting receivables from such customers. If we are hampered in our ability to conduct business with new or existing customers and vendors in this region, our business, and operations, including our revenues, profitability and cash flows, could be adversely impacted. Furthermore, if the sanctions and other retaliatory measures imposed by the global community change, we may be required to cease or suspend our operations in the region or, should the conflict worsen, we may voluntarily elect to do so. We cannot provide assurance that current sanctions or potential future changes in these sanctions or other measures will not have a material impact on our operations in Russia, Belarus and Ukraine. The disruption to, or suspension of, our business and operations in Russia, Belarus and Ukraine would adversely impact our business, financial condition, cash flows and results of operations in this region which may, in turn, materially adversely impact our overall business, financial condition, cash flows and results of operations, which impact could be material, and could cause the market value of our common shares to decline. Finally, we are also subject to risks if exchange controls were to be imposed that would limit the repatriation of profits from our operations in Russia. While we do not rely on profits or dividends from our Russian operations to fund our debt repayment or other business activities generally, as our operations from Russia primarily involve the sale of products purchased from our affiliates located outside of Russia, any exchange controls that would limit the purchase of or payment for products or goods from outside of Russia may have an adverse impact on our operations in Russia or the way we conduct business in Russia.
While the precise effects of the ongoing military conflict and sanctions on the Russian and global economies remain uncertain, they have already resulted in significant volatility in financial markets and depreciation of the Russian ruble and the Ukrainian hryvnia against the U.S. dollar, as well as in an increase in energy and commodity prices globally. Should the conflict continue or escalate, there may be various economic and security consequences including, but not limited to, supply shortages of different kinds, further increases in prices of commodities, including piped gas, oil and agricultural goods, reduced consumer purchasing power, significant disruptions in logistics infrastructure, telecommunications services and risks relating to the unavailability of information technology systems and infrastructure. The resulting impacts to the global economy, financial markets, inflation, interest rates and unemployment, among others, could adversely impact economic and financial conditions, and may disrupt the global economy’s ongoing recovery following the COVID-19 pandemic. Other potential consequences include, but are not limited to, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by the conflict or economic sanctions, increase in cyberterrorism activities and attacks, displacement of persons to regions close to the areas of conflict and an increase in the number of refugees fleeing across Europe, among other unforeseen social and humanitarian effects.
In addition, as a result of the ongoing conflict between Russia and Ukraine, we may experience other risks, difficulties and challenges in the way we conduct our business and operations generally. For example, there may be an increased risk of cybersecurity attacks due to the current conflict between Russia and Ukraine, including cyber security attacks perpetrated by Russia or others at its direction in response to economic sanctions and other actions taken against Russia as a result of its invasion of Ukraine. Any increase in such attacks on us or our third-party providers or other systems could adversely affect our network systems or other operations. In order to address the risks associated with cybersecurity attacks from the region (including state-sponsored cybersecurity attacks), we have taken action to consolidate network traffic from Russia and Belarus through a single point, which is designed to allow us to more closely inspect that traffic. In addition, if required, this consolidation provides a single point to quickly and efficiently disconnect the region from our corporate network. At this time, to the best of our knowledge, we do not believe we have experienced any cyberattacks that are related to the conflict between Russia and Ukraine. Although we have taken steps to enhance our protections against such attacks, we may not be able to address these cybersecurity threats proactively or implement adequate preventative measures and there can be no assurance that we will promptly detect and address any such disruption or security breach, if at all. In addition, as a result of the risk of collectability of receivables from our customers in Russia, Belarus and Ukraine, we may be required to adjust our accounting practices relating to revenue recognition in this region, with the result that we may not be able to recognize revenue from these customers until collected. We may also suffer reputational harm as a result of our continued operations in Russia, which may adversely impact our sales and other businesses in other countries. Finally, we have one global clinical trail involving Russia, Ukraine and Belarus with patients enrolled. We continue to support the existing patients, but have no plans to enroll new patients at this time. Plans for any additional trails involving Russia, Ukraine and Belarus have been postponed.
A protracted conflict between Ukraine and Russia, any escalation of that conflict, and the financial and economic sanctions and import and/or export controls imposed on Russia by the U.S., the UK, the EU, Canada and others, and the above-mentioned adverse effect on our operations (both in this region and generally) and on the wider global economy and market conditions could, in turn, have a material adverse impact on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
The B+L Separation, including the Distribution, is subject to challenge and could be subject to further challenges in the future, any of which could delay or prevent the consummation of such transactions or cause them to occur on worse terms than we currently expect.
The B+L Separation, including a distribution of all or a portion of our remaining equity interest in Bausch + Lomb to our shareholders (the “Distribution”), is subject to challenge, which could delay or prevent the consummation of such transactions or cause them to occur on worse terms than we currently expect. For example, in March 2022, the Company and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division (which was subsequently removed to the U.S. District Court for the District of New Jersey), brought by certain individual investors in the Company’s common shares and debt securities who are also maintaining individual securities fraud claims against the Company and certain of its current or former officers and directors. This newly filed action seeks a declaratory judgment that the transfer of assets from the Company to Bausch + Lomb would constitute a voidable transfer under New Jersey’s Uniform Voidable Transactions Act and that Bausch + Lomb would become liable for damages awarded against the Company in the individual opt-out actions. In addition, the Company could, in the future, face additional legal proceedings and investigations and inquiries by governmental agencies relating to these or similar matters. For more information regarding legal proceedings, see Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Consolidated Financial Statements elsewhere in this Form 10-Q.
We are unable to predict the outcome of any such proceedings, investigations and inquiries, but we may incur significant costs and diversion of management attention as a result of these matters, regardless of the outcome. Some or all of these proceedings, investigations and inquiries may lead to damages, settlement payments, fines, penalties, consent orders or other administrative sanctions against us. Furthermore, publicity surrounding these proceedings, investigations and inquiries or any enforcement action as a result thereof, even if ultimately resolved favorably for us could result in additional investigations and legal proceedings. As a result, these proceedings, investigations and inquiries could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended March 31, 2022.

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

10.1
Amended and Restated Employment Agreement, dated February 18, 2022, between Bausch Health Companies Inc. and Thomas Appio, originally filed as Exhibit 10.20 on the Company’s Annual Report on Form 10-K filed on February 23, 2022, which is incorporated by reference herein.

10.2
Master Separation Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein.†#

10.3
Amendment to Master Separation Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of April 28, 2022, originally filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 28, 2022, which is incorporated by reference herein.

10.4
Transition Services Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.5
Tax Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.6
Amendment to Tax Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of April 28, 2022, originally filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 28, 2022, which is incorporated by reference herein.

10.7
Employee Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.8
Intellectual Property Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.9
Real Estate Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.10
Registration Rights Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein #

10.11
Loan Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of January 1, 2022, originally filed as Exhibit 10.10 to Bausch + Lomb Corporation’s Registration Statement on Form S-1 filed on April 28, 2022, which is incorporated by reference herein.

10.12
Arrangement Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation and the other parties thereto, dated as of April 28, 2022, originally filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2022, which is incorporated by reference herein.†#

10.13	Form of RSU Grant Agreement ††
10.14	Form of Option Grant Agreement ††
10.15
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Joseph Papa dated as of January 3, 2022, originally filed as Exhibit 10.18 to Bausch + Lomb Corporation’s Registration Statement on Form S-1 filed on April 28, 2022, which is incorporated by reference herein. ††

10.16
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Sam A. Eldessouky dated as of January 3, 2022, originally filed as Exhibit 10.19 to Bausch + Lomb Corporation’s Registration Statement on Form S-1 filed on April 28, 2022, which is incorporated by reference herein. ††

10.17
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Christina M. Ackermann dated as of January 3, 2022, originally filed as Exhibit 10.20 to Bausch + Lomb Corporation’s Registration on Statement Form S-1 filed on April 28, 2022, which is incorporated by reference herein. ††

10.18
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Joseph F. Gordon dated as of January 3, 2022, originally filed as Exhibit 10.21 to Bausch + Lomb Corporation’s Registration Statement on Form S-1 filed on April 28, 2022, which is incorporated by reference herein. ††

10.19
Second Amendment, dated as of May 10, 2022, among Bausch Health Companies Inc., Bausch Health Americas, Inc., certain other subsidiaries of the Company as subsidiary guarantors, each of the financial institutions named therein as lenders and issuing banks and Barclays Bank PLC, as Administrative Agent, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2022, which is incorporated by reference herein.

10.20
Credit Agreement, dated as of May 10, 2022, among Bausch + Lomb Corporation, certain subsidiaries of the Company as subsidiary guarantors, each of the financial institutions named therein as lenders and issuing banks, Citibank, N.A., as Revolving Facility Administrative Agent and Goldman Sachs Bank USA, as Term Facility Administrative Agent, originally filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 10, 2022, which is incorporated by reference herein.

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
____________________________________
* Filed herewith.
† Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.
# Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to Bausch Health Companies Inc. if publicly disclosed.
†† Management contract or compensatory plan arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch Health Companies Inc. (Registrant)

Date:	May 10, 2022	/s/ THOMAS J. APPIO
Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2022	/s/ TOM VADAKETH
Tom Vadaketh Executive Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
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

10.1
Amended and Restated Employment Agreement, dated February 18, 2022, between Bausch Health Companies Inc. and Thomas Appio, originally filed as Exhibit 10.20 on the Company’s Annual Report on Form 10-K filed on February 23, 2022, which is incorporated by reference herein.

10.2
Master Separation Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein.†#

10.3
Amendment to Master Separation Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of April 28, 2022, originally filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 28, 2022, which is incorporated by reference herein.

10.4
Transition Services Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.5
Tax Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.6
Amendment to Tax Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of April 28, 2022, originally filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 28, 2022, which is incorporated by reference herein.

10.7
Employee Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.8
Intellectual Property Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.9
Real Estate Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.10
Registration Rights Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein #

10.11
Loan Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of January 1, 2022, originally filed as Exhibit 10.10 to Bausch + Lomb Corporation’s Registration Statement on Form S-1 filed on April 28, 2022, which is incorporated by reference herein.

10.12
Arrangement Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation and the other parties thereto, dated as of April 28, 2022, originally filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2022, which is incorporated by reference herein.†#

10.13	Form of RSU Grant Agreement ††
10.14	Form of Option Grant Agreement ††
10.15
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Joseph Papa dated as of January 3, 2022, originally filed as Exhibit 10.18 to Bausch + Lomb Corporation’s Registration Statement on Form S-1 filed on April 28, 2022, which is incorporated by reference herein. ††

10.16
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Sam A. Eldessouky dated as of January 3, 2022, originally filed as Exhibit 10.19 to Bausch + Lomb Corporation’s Registration Statement on Form S-1 filed on April 28, 2022, which is incorporated by reference herein. ††

10.17
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Christina M. Ackermann dated as of January 3, 2022, originally filed as Exhibit 10.20 to Bausch + Lomb Corporation’s Registration on Statement Form S-1 filed on April 28, 2022, which is incorporated by reference herein. ††

10.18
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Joseph F. Gordon dated as of January 3, 2022, originally filed as Exhibit 10.21 to Bausch + Lomb Corporation’s Registration Statement on Form S-1 filed on April 28, 2022, which is incorporated by reference herein. ††

10.19
Second Amendment, dated as of May 10, 2022, among Bausch Health Companies Inc., Bausch Health Americas, Inc., certain other subsidiaries of the Company as subsidiary guarantors, each of the financial institutions named therein as lenders and issuing banks and Barclays Bank PLC, as Administrative Agent, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2022, which is incorporated by reference herein.

10.20
Credit Agreement, dated as of May 10, 2022, among Bausch + Lomb Corporation, certain subsidiaries of the Company as subsidiary guarantors, each of the financial institutions named therein as lenders and issuing banks, Citibank, N.A., as Revolving Facility Administrative Agent and Goldman Sachs Bank USA, as Term Facility Administrative Agent, originally filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 10, 2022, which is incorporated by reference herein.

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
†† Management contract or compensatory plan arrangement.