Form 10-Q
period 2022-06-30
Bausch Health Companies Inc.
filed 2022-08-09
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 361,728,490 shares outstanding as of August 4, 2022.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to euros and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of June 30, 2022.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected research and development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for 2022 and beyond; the Company’s plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement dated as of June 1, 2018 (the “Restated Credit Agreement”), as amended by the First Incremental Amendment to the Restated Credit Agreement, dated as of November 27, 2018 (the “2018 Restated Credit Agreement”) and the Second Amendment (the “Second Amendment”) to the 2018 Restated Credit Agreement, dated as of May 10, 2022 (as so amended, and as may be further amended, supplemented or otherwise modified from time to time in accordance with the terms thereof, the “2022 Amended Credit Agreement”), and senior notes indentures; the ability of our subsidiary, Bausch + Lomb Corporation (“Bausch + Lomb”), to comply with the financial and other covenants contained in its Credit and Guaranty Agreement (the “B+L Credit Agreement”, and the credit facilities thereunder, the “B+L Credit Facilities”), dated as of May 10, 2022; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenues, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic; the anticipated impact from the ongoing conflict between Russia and Ukraine; and the Company’s plan to separate its eye health business, including the structure and timing of completing such separation transaction.
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
•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the availability and effectiveness of vaccines for COVID-19 (including with respect to current or future variants and subvariants), COVID-19 vaccine immunization rates, the emergence of variant and subvariant strains of COVID-19, the resurgence of the COVID-19 virus and variant and subvariant strains thereof (including, but not limited to, the recent resurgence of COVID-19 cases) and any resulting reinstitution of lockdowns and other restrictions, the evolving reaction of governments, private sector participants and the public to that pandemic, and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on the Company, including, but not limited to, its supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition, costs (which may increase) and revenue and margins (both of which may decrease);
•the challenges the Company faces as a result of the closing of the initial public offering (“IPO”) of Bausch + Lomb (the “B+L IPO”), including the transitional services being provided by and to Bausch + Lomb, any potential, actual or perceived conflict of interest of some of our directors and officers because of their equity ownership in Bausch + Lomb and/or because they also serve as directors or officers of Bausch + Lomb and our ability to timely consolidate the financial results of the Bausch + Lomb business;
•with respect to the Company's proposed plan to spinoff Bausch + Lomb, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the spinoff, the expected timing of completion of the spinoff and its terms (including the Company’s expectation that the spinoff will be completed following the expiry of customary lock-ups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals), the Company’s ability to complete the spinoff considering the various conditions to the completion of the spinoff (some of which are outside the Company’s control, including conditions related to regulatory matters and applicable shareholder and stock exchange approvals), that market or other conditions are no longer favorable to completing the spinoff, that the previously announced planned IPO of the Company’s aesthetics medical device business, Global Solta (the “Solta IPO”) has been suspended, that the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Consolidated Financial Statements) may affect the timing of, or our ability to complete the B+L Separation, that applicable shareholder, stock exchange, regulatory or other approvals is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the spinoff, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and the separated entity to satisfy the conditions required to maintain the tax-free status of the spinoff (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the spinoff, the potential dissynergy costs resulting from the spinoff, the impact of the spinoff on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any spinoff will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
•ongoing litigation and potential additional litigation, claims, challenges and/or regulatory investigations challenging or otherwise relating to the B+L IPO and the spinoff and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
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
•our ability to comply with the financial and other covenants contained in our senior notes indentures, the 2027 Revolving Credit Facility (as defined below), the 2022 Amended Credit Agreement, the B+L Credit Agreement and other current or future credit and/or debt agreements, including the ability of Bausch + Lomb to comply with its covenants and obligations under the B+L Credit Agreement, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, our ability to draw under our 2027 Revolving Credit Facility, Bausch + Lomb’s ability to draw down under the revolving credit facility under the B+L Credit Agreement and restrictions on our ability to make certain investments and other restricted payments;
•any default under the terms of our senior notes indentures or the 2022 Amended Credit Agreement (and other current or future credit and/or debt agreements) and our ability, if any, to cure or obtain waivers of such default;
•any downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;
•any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2022 or beyond, including as a result of the impacts of the COVID-19 pandemic on our business and operations, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in the 2022 Amended Credit Agreement, senior notes indentures and/or the B+L Credit Agreement (and other current or future credit and/or debt agreements) and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;
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
•our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, limitations on the way we conduct business imposed by the covenants contained in our 2022 Amended Credit Agreement, the B+L Credit Agreement, our senior notes indentures and the agreements governing our other indebtedness, and the impacts of the COVID-19 pandemic;
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
•our eligibility for benefits under tax treaties and the availability of low effective tax rates for the business profits of certain of our subsidiaries;
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
•adverse global economic conditions, including rates of inflation, and credit markets and foreign currency exchange uncertainty and volatility in certain of the countries in which we do business;
•the trade conflict between the U.S. and China;
•the impact of the ongoing conflict between Russia and Ukraine and the export controls, sanctions and other restrictive actions that have been or may be imposed by the U.S., Canada and other countries against governmental and other entities in Russia, Belarus and parts of Ukraine;
v

•the impact of the United States-Mexico-Canada Agreement (“USMCA”) and any potential changes to other trade agreements;
•our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the filing by Norwich Pharmaceuticals Inc. (“Norwich”) of its Abbreviated New Drug Application (“ANDA”) for Xifaxan® (rifaximin) 550 mg tablets and the Company’s related lawsuit filed against Norwich in connection therewith) and the impact of the Norwich matter on, among other things, our business results, financial results, and the proposed separation of B+L;
•our ability to successfully appeal the decision of the U.S. District Court for the District of Delaware in the Company’s lawsuit against Norwich in connection with Norwich’s ANDA and challenge Norwich’s ability to achieve a modified ANDA that avoids an injunction [expected to be issued] by the District Court and omits the Xifaxan® hepatic encephalopathy (“HE”) indication and HE safety data;
•the fact that a substantial amount of our revenues are derived from the Xifaxan® product line, and that we may be materially impacted by the entry of a generic rifaximin product earlier than January 2028;
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
•the impact of changes in federal laws and policy that may be undertaken under the current administration;
•illegal distribution or sale of counterfeit versions of our products;
•any plans for the Company's aesthetic medical business;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$659	$582
Restricted cash and other settlement deposits	1,220	1,537
Trade receivables, net	1,645	1,775
Inventories, net	1,073	993
Prepaid expenses and other current assets	820	720
Total current assets	5,417	5,607
Property, plant and equipment, net	1,545	1,598
Intangible assets, net	6,322	6,948
Goodwill	12,266	12,457
Deferred tax assets, net	2,283	2,252
Other non-current assets	338	340
Total assets	$28,171	$29,202
Liabilities
Current liabilities:
Accounts payable	$536	$407
Accrued and other current liabilities	4,311	4,791
Current portion of long-term debt	150	—
Total current liabilities	4,997	5,198
Acquisition-related contingent consideration	188	202
Non-current portion of long-term debt	21,664	22,654
Deferred tax liabilities, net	545	529
Other non-current liabilities	524	653
Total liabilities	27,918	29,236
Commitments and contingencies (Note 18)
Equity (Deficit)
Common shares, no par value, unlimited shares authorized, 361,571,921 and 359,405,748 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	10,380	10,317
Additional paid-in capital	104	462
Accumulated deficit	(9,175)	(8,961)
Accumulated other comprehensive loss	(2,002)	(1,924)
Total Bausch Health Companies Inc. shareholders’ deficit	(693)	(106)
Noncontrolling interest	946	72
Total equity (deficit)	253	(34)
Total liabilities and equity (deficit)	$28,171	$29,202
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Product sales	$1,947	$2,076	$3,845	$4,079
Other revenues	20	24	40	48
	1,967	2,100	3,885	4,127
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	570	604	1,113	1,168
Cost of other revenues	7	8	15	18
Selling, general and administrative	676	685	1,298	1,291
Research and development	127	115	254	227
Amortization of intangible assets	302	360	612	717
Goodwill impairments	83	—	83	469
Asset impairments, including loss on assets held for sale	6	47	14	195
Restructuring, integration, separation and IPO costs	35	9	48	21
Other expense, net	—	542	2	512
	1,806	2,370	3,439	4,618
Operating income (loss)	161	(270)	446	(491)
Interest income	3	2	5	4
Interest expense	(410)	(364)	(772)	(732)
Gain (loss) on extinguishment of debt	113	(45)	113	(50)
Foreign exchange and other	4	7	(3)	8
Loss before income taxes	(129)	(670)	(211)	(1,261)
(Provision for) benefit from income taxes	(10)	77	6	61
Net loss	(139)	(593)	(205)	(1,200)
Net income attributable to noncontrolling interest	(6)	(2)	(9)	(5)
Net loss attributable to Bausch Health Companies Inc.	$(145)	$(595)	$(214)	$(1,205)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.40)	$(1.66)	$(0.59)	$(3.37)

Basic and diluted weighted-average common shares	362.2	359.1	361.5	358.0
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(139)	$(593)	$(205)	$(1,200)
Other comprehensive (loss) income
Foreign currency translation adjustment	(166)	76	(222)	(48)
Pension and postretirement benefit plan adjustments, net of income taxes	1	(1)	7	—
Other comprehensive (loss) income	(165)	75	(215)	(48)
Comprehensive loss	(304)	(518)	(420)	(1,248)
Comprehensive income attributable to noncontrolling interest	(6)	(3)	(9)	(6)
Comprehensive loss attributable to Bausch Health Companies Inc.	$(310)	$(521)	$(429)	$(1,254)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders’ Deficit
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ Deficit	Non- controlling Interest	Total Equity (Deficit)
	Shares	Amount
	Three Months Ended June 30, 2022
Balances, April 1, 2022	361.3	$10,373	$415	$(9,030)	$(1,974)	$(216)	$75	$(141)
Proceeds from B+L initial public offering, net of costs (Note 2)			(327)		137	(190)	865	675
Common shares issued under share-based compensation plans	0.3	7	(6)	—	—	1	—	1
Share-based compensation	—	—	26	—	—	26	—	26
Employee withholding taxes related to share-based awards	—	—	(4)	—	—	(4)	—	(4)
Net (loss) income	—	—	—	(145)	—	(145)	6	(139)
Other comprehensive loss	—	—	—	—	(165)	(165)	—	(165)
Balances, June 30, 2022	361.6	$10,380	$104	$(9,175)	$(2,002)	$(693)	$946	$253

	Three Months Ended June 30, 2021
Balances, April 1, 2021	358.1	$10,289	$393	$(8,623)	$(2,256)	$(197)	$73	$(124)
Common shares issued under share-based compensation plans	0.6	11	(7)	—	—	4	—	4
Share-based compensation	—	—	31	—	—	31	—	31
Employee withholding taxes related to share-based awards	—	—	(4)	—	—	(4)	—	(4)
Net (loss) income	—	—	—	(595)	—	(595)	2	(593)
Other comprehensive income	—	—	—	—	74	74	1	75
Balances, June 30, 2021	358.7	$10,300	$413	$(9,218)	$(2,182)	$(687)	$76	$(611)

	Six Months Ended June 30, 2022
Balances, January 1, 2022	359.4	$10,317	$462	$(8,961)	$(1,924)	$(106)	$72	$(34)
Proceeds from B+L initial public offering, net of costs (Note 2)	—	—	(327)		137	(190)	865	675
Common shares issued under share-based compensation plans	2.2	63	(60)	—	—	3	—	3
Share-based compensation	—	—	58	—	—	58	—	58
Employee withholding taxes related to share-based awards	—	—	(29)	—	—	(29)	—	(29)
Net (loss) income	—	—	—	(214)	—	(214)	9	(205)
Other comprehensive loss	—	—	—	—	(215)	(215)	—	(215)
Balances, June 30, 2022	361.6	$10,380	$104	$(9,175)	$(2,002)	$(693)	$946	$253

	Six Months Ended June 30, 2021
Balances, January 1, 2021	355.4	$10,227	$454	$(8,013)	$(2,133)	$535	$70	$605
Common shares issued under share-based compensation plans	3.3	73	(58)	—	—	15	—	15
Share-based compensation	—	—	62	—	—	62	—	62
Employee withholding taxes related to share-based awards	—	—	(45)	—	—	(45)	—	(45)
Net (loss) income	—	—	—	(1,205)	—	(1,205)	5	(1,200)
Other comprehensive (loss) income	—	—	—	—	(49)	(49)	1	(48)
Balances, June 30, 2021	358.7	$10,300	$413	$(9,218)	$(2,182)	$(687)	$76	$(611)

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(205)	$(1,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	699	807
Amortization and write-off of debt premiums, discounts and issuance costs	64	25
Asset impairments, including loss on assets held for sale	14	195
Goodwill impairments	83	469
Acquisition-related contingent consideration	(2)	—
Allowances for losses on trade receivable and inventories	19	35
Deferred income taxes	(99)	(120)
Net gain on sale of assets	(3)	(23)
Adjustments to accrued legal settlements	7	532
Payments of accrued legal settlements	(360)	(129)
Share-based compensation	58	62
Foreign exchange loss	—	7
Gain excluded from hedge effectiveness	—	(11)
(Gain) loss on extinguishment of debt	(113)	50
Payments of contingent consideration adjustments, including accretion	(1)	(8)
Other	4	(24)
Changes in operating assets and liabilities:
Trade receivables	107	(48)
Inventories	(138)	(47)
Prepaid expenses and other current assets	(48)	21
Accounts payable, accrued and other liabilities	(26)	245
Net cash provided by operating activities	60	838
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(98)	(128)
Payments for intangible and other assets	(15)	(4)
Purchases of marketable securities	(14)	(11)
Proceeds from sale of marketable securities	13	8
Proceeds from sale of assets and businesses, net of costs to sell	—	25
Interest settlements from cross-currency swaps	—	11
Net cash used in investing activities	(114)	(99)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	6,320	1,579
Repayments of long-term debt	(7,083)	(2,100)
Net proceeds from B+L initial public offering, net of costs	675	—
Payments of employee withholding taxes related to share-based awards	(29)	(45)
Payments of acquisition-related contingent consideration	(13)	(41)
Payments of financing costs	(34)	(38)
Other	2	14
Net cash used in financing activities	(162)	(631)
Effect of exchange rate changes on cash, cash equivalents and other	(24)	(6)
Net increase in cash, cash equivalents, restricted cash and other settlement deposits	(240)	102
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	2,119	1,816
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$1,879	$1,918
Cash and cash equivalents	$659	$642
Restricted cash and other settlement deposits	1,220	1,214
Cash and cash equivalents, held for sale	—	62
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$1,879	$1,918
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF BUSINESS
Bausch Health Companies Inc. (the “Company” or “Bausch Health”) is a multinational, specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of gastroenterology (“GI”) and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and medical aesthetic devices and, through its approximately 90% ownership of Bausch + Lomb Corporation (“Bausch + Lomb”), branded, and branded generic pharmaceuticals, OTC products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment) in the therapeutic area of eye health. The Company's products are marketed directly or indirectly in approximately 100 countries.
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying unaudited Consolidated Financial Statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these notes to the unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”) on February 23, 2022. The unaudited Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited Consolidated Financial Statements for the year ended December 31, 2021. The unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, the Company announced its intentions to separate its eye health business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). In January 2022, the Company completed the internal organizational design and structure of the new eye health entity, Bausch + Lomb, as previously announced. The registration statement related to the initial public offering (“IPO”) of Bausch + Lomb (the “B+L IPO”) was declared effective on May 5, 2022, and Bausch + Lomb’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, Bausch + Lomb was an indirect wholly-owned subsidiary of the Company. On May 10, 2022, a wholly owned subsidiary of the Company (the “Selling Shareholder”) sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share, pursuant to the B+L IPO. In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares to cover over-allotments at the IPO price less underwriting commissions. On May 31, 2022, the underwriters partially exercised the over-allotment option granted by the Selling Shareholder and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb at an offering price of $18.00 per share (less applicable underwriting discount). The remainder of the over-allotment option granted to the underwriters expired.
Upon the closing of the B+L IPO and after giving effect to the partial exercise of the over-allotment option, Bausch Health directly or indirectly holds 310,449,643 Bausch + Lomb common shares, which represent approximately 88.7% of Bausch + Lomb’s outstanding common shares. The aggregate net proceeds from the B+L IPO and the partial exercise of the over-allotment option by the underwriters, after deducting underwriting commissions were approximately $675 million. The Company remains committed to completing the B+L Separation and believes the separation makes strategic sense. The completion of the B+L Separation is subject to the expiry of customary lockups related to the B+L IPO, the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals. The Company continues to evaluate the factors and considerations related to completing the B+L Separation and effect of the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS”) on the B+L Separation.
The B+L IPO established two separate companies that include: (i) a fully integrated eye health company which consists of the Bausch + Lomb Vision Care, Surgical and Ophthalmic Pharmaceuticals businesses and (ii) a diversified pharmaceutical company which includes the Company’s Salix, International (formerly International Rx), Diversified (dentistry, neurology, medical dermatology and generics pharmaceutical) products, and Solta aesthetic medical device businesses. Other than the effects of the B+L IPO described above, these unaudited Consolidated Financial Statements do not include any adjustments to give effect to the B+L Separation.
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
Initial Public Offering of Solta Medical Business
On August 3, 2021, the Company announced its intentions to conduct an IPO of its aesthetic medical device business, Solta Medical (formerly Global Solta) (the “Solta IPO”). In January 2022, the Company completed the internal organizational design and structure of the new Solta Medical entity, Solta Medical Corporation (“Solta”). On June 16, 2022, as a result of challenging market conditions and other factors, the Company announced it was suspending its plans for the Solta IPO. Solta will remain part of Bausch Health, as the Company plans to revisit alternate paths for its Solta medical aesthetic devices business.
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
Changes in Reportable Segments
Commencing in the first quarter of 2022, the Company operates in the following reportable segments: (i) Salix, (ii) International (formerly International Rx), (iii) Diversified Products, (iv) Solta Medical, and (v) Bausch + Lomb. Prior to the first quarter of 2022, the Company operated in the following reportable segments: (i) Salix, (ii) International Rx, (iii) Ortho

Dermatologics, (iv) Diversified Products and (v) Bausch + Lomb. Prior period presentations have been recast to conform to the current segment reporting structure. See Note 19, “SEGMENT INFORMATION” for additional information.
3.REVENUE RECOGNITION
The Company’s revenues are primarily generated from product sales, principally in the therapeutic areas of GI, dermatology, and eye health, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics medical devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 19, “SEGMENT INFORMATION” for the disaggregation of revenue which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30, 2022
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2022	$222	$482	$944	$170	$45	$1,863
Current period provisions	278	60	1,236	1,028	108	2,710
Payments and credits	(303)	(107)	(1,170)	(976)	(46)	(2,602)
Reserve balances, June 30, 2022	$197	$435	$1,010	$222	$107	$1,971
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $48 million and $36 million as of June 30, 2022 and January 1, 2022, respectively, which are reflected as a reduction of Trade receivables, net in the Consolidated Balance Sheets. There were no price appreciation credits during the six months ended June 30, 2022.

	Six Months Ended June 30, 2021
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2021	$190	$575	$779	$184	$85	$1,813
Current period provisions	306	77	1,227	993	110	2,713
Payments and credits	(296)	(119)	(1,025)	(1,012)	(94)	(2,546)
Reserve balances, June 30, 2021	$200	$533	$981	$165	$101	$1,980
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $41 million and $32 million as of June 30, 2021 and January 1, 2021, respectively. Included as a reduction of Distribution fees in the table above are price appreciation credits of approximately $1 million during the six months ended June 30, 2021.
Contract Assets and Contract Liabilities
There are no contract assets for any period presented. Contract liabilities consist of deferred revenue, the balance of which is not material to any period presented.
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collateral (if any), and any relevant current and reasonably supportable future economic factors. Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the six months ended June 30, 2022 and 2021 is as follows.

(in millions)	2022	2021
Balance, beginning of period	$35	$39
Provision	1	—
Write-offs	(1)	(1)
Recoveries	3	1
Foreign exchange and other	(2)	—
Balance, end of period	$36	$39
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
Divestiture of Amoun Pharmaceutical Company S.A.E. (“Amoun”)
On March 31, 2021, the Company announced that it and certain of its affiliates had entered into a definitive agreement to sell all of its equity interests in Amoun for total gross consideration of approximately $740 million (including the assignment to the purchasing entity of an intercompany loan granted by the Company to Amoun), subject to certain adjustments (the “Amoun Sale”). The Amoun Sale closed on July 26, 2021. As part of the Amoun Sale, cash generated by Amoun during the period from the locked-box date of January 1, 2021 through closing was for the benefit of the purchasing entity, subject to working capital during such period. Amoun manufactures, markets and distributes branded generics of human and animal health products. The Amoun business was part of the International segment (previously included within the former Bausch + Lomb/International Rx segment) and was reclassified as held for sale as of December 31, 2020. As a result of meeting the criteria for held for sale classification, the carrying value of the Amoun business, was adjusted to its estimated fair value, less costs to sell, and the Company recognized impairment losses of $20 million and $88 million during the three and six months ended June 30, 2021, respectively, included within Asset impairments, including loss on assets held for sale in the Consolidated Statements of Operations. Revenues associated with Amoun were $70 million and $137 million for the three and six months ended June 30, 2021, respectively.
5.RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS
Restructuring and Integration Costs
The Company evaluates opportunities to improve its operating results and implement cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs are expenses associated with the implementation of these cost savings programs and include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. The liability associated with restructuring and integration costs as of June 30, 2022 was $30 million.
The Company incurred $25 million and $6 million of restructuring and integration costs and made payments of $15 million and $9 million during the six months ended June 30, 2022 and 2021, respectively.
Separation Costs, Separation-related Costs, IPO Costs and IPO-related Costs
The Company has incurred, and expects to continue to incur costs associated with activities to effectuate the B+L Separation. The Company also incurred costs associated with activities to effectuate the Solta IPO, which was suspended in June 2022. These B+L Separation and Solta IPO activities include: (i) separating the Bausch + Lomb and Solta Medical businesses from the remainder of the Company, (ii) completing the B+L IPO and preparing for the suspended Solta IPO and (iii) completing the actions necessary for Bausch + Lomb to become an independent publicly traded entity. Separation and IPO costs are incremental costs directly related to the ongoing B+L Separation and the suspended Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for the Bausch + Lomb and Solta Medical entities. Included in Restructuring, integration, separation and IPO costs for the six months ended June 30, 2022 and 2021 are Separation and IPO costs of $23 million and $15 million, respectively.
The Company has also incurred Separation-related and IPO-related costs which are incremental costs indirectly related to the B+L Separation and the suspended Solta IPO and will continue to incur incremental costs indirectly related with the B+L Separation. Separation-related and IPO-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. Included in Selling, general and administrative for the six months ended June 30, 2022 and 2021 are Separation-related and IPO-related costs of $64 million and $55 million, respectively.
The extent and timing of future charges of these costs to complete the B+L Separation cannot be reasonably estimated at this time and could be material.
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

	June 30, 2022				December 31, 2021
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$20	$7	$13	$—	$76	$58	$18	$—
Restricted cash and other settlement deposits	$1,220	$1,220	$—	$—	$1,537	$1,537	$—	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$1	$—	$1	$—
Liabilities:
Acquisition-related contingent consideration	$225	$—	$—	$225	$241	$—	$—	$241
Foreign currency exchange contracts	$11	$—	$11	$—	$—	$—	$—	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. Cash, cash equivalents and restricted cash and other settlements as presented in the Consolidated Balance Sheet as of June 30, 2022 includes $446 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb, of which approximately $92 million was due to be distributed to other legal entities owned by the Company in connection with the separation of Bausch +Lomb. Cash otherwise held by Bausch + Lomb legal entities and any future cash from the operations, investing and financing activities of Bausch + Lomb, is expected to be retained by Bausch + Lomb entities and are generally not available to support the operations, investing and financing activities of other legal entities, including Bausch + Lomb’s parent company unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
As of June 30, 2022, Restricted cash and other settlement deposits includes $1,210 million of payments into an escrow fund under the terms of a settlement agreement regarding certain U.S. securities litigation (which settlement agreement is subject to one objector’s appeal of the final court approval of the agreement), and is reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to its short-term nature. These payments will remain in escrow until resolution of the appeal of the final court approval of the settlement agreement, as discussed in Note 18, “LEGAL PROCEEDINGS”.
There were no transfers into or out of Level 3 during the six months ended June 30, 2022.
Cross-currency Swaps
During 2019, the Company entered into cross-currency swaps, with aggregate notional amounts of $1,250 million, to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its Consolidated Financial Statements from fluctuation in exchange rates. The euro-denominated net investment being hedged was the Company’s investment in certain euro-denominated subsidiaries. The Company unwound these cross-currency swaps during November 2021. As a result, there were no assets or liabilities related to the cross-currency swaps included in the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.
The following table presents the effect of hedging instruments on the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Gain (loss) recognized in Other comprehensive loss	$—	$(12)	$—	$29
Gain excluded from assessment of hedge effectiveness	$—	$5	$—	$11
Location of gain of excluded component	Interest Expense		Interest Expense
No portion of the cross-currency swaps was ineffective for the six months ended June 30, 2021. During the six months ended June 30, 2022 and 2021, the Company received $0 and $11 million, respectively, in interest settlements which are reported as investing activities in the Consolidated Statements of Cash Flows.

Foreign Currency Exchange Contracts
Since 2020, the Company has been entering into foreign currency exchange contracts. As of June 30, 2022, these contracts had an aggregate outstanding notional amount of $332 million.
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
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 are as follows:

(in millions)	June 30, 2022	December 31, 2021
Accrued and other current liabilities	$11	$—
Prepaid expenses and other current assets	$1	$1
Net fair value	$(10)	$1
The following table presents the effect of the Company’s foreign exchange contracts on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Gain (loss) related to changes in fair value	$(3)	$7	$(10)	$5
Gain (loss) related to settlements	$(10)	$—	$(3)	$(9)
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At June 30, 2022, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 18%, and a weighted average risk-adjusted discount rate of 7%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at June 30, 2022.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and 2021:

(in millions)	June 30, 2022		June 30, 2021
Balance, beginning of period		$241		$328
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$8		$9
Fair value adjustments due to changes in estimates of other future payments	(10)		(9)
Acquisition-related contingent consideration		(2)		—
Payments/Settlements		(14)		(49)
Foreign currency translation adjustment included in other comprehensive loss		—		1
Balance, end of period		225		280
Current portion included in Accrued and other current liabilities		37		74
Non-current portion		$188		$206
Fair Value of Long-term Debt
The fair value of long-term debt as of June 30, 2022 and December 31, 2021 was $16,141 million and $22,689 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net consist of:

(in millions)	June 30, 2022	December 31, 2021
Raw materials	$301	$279
Work in process	124	112
Finished goods	648	602
	$1,073	$993
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	June 30, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$20,807	$(16,695)	$4,112	$20,842	$(16,169)	$4,673
Corporate brands	897	(506)	391	902	(473)	429
Product rights/patents	3,318	(3,197)	121	3,321	(3,174)	147
Partner relationships	146	(146)	—	158	(158)	—
Technology and other	196	(196)	—	207	(206)	1
Total finite-lived intangible assets	25,364	(20,740)	4,624	25,430	(20,180)	5,250
Bausch + Lomb Trademark	1,698	—	1,698	1,698	—	1,698
	$27,062	$(20,740)	$6,322	$27,128	$(20,180)	$6,948
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

Asset impairments, including loss on assets held for sale, for the six months ended June 30, 2022 were $14 million and include: (i) impairments of $10 million, in aggregate, due to decreases in forecasted sales of certain product lines and (ii) impairments of $4 million, in aggregate, related to the discontinuance of certain product lines.
Asset impairments, including loss on assets held for sale, for the six months ended June 30, 2021 were $195 million and include: (i) $96 million, in aggregate, due to decreases in forecasted sales of certain product lines, (ii) an adjustment of $88 million due to the loss on assets held for sale in connection with the Amoun Sale and (iii) impairments of $11 million, in aggregate, related to the discontinuance of certain product lines.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2022 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter	Total
Amortization	$565	$1,020	$898	$792	$664	$627	$58	$4,624
Intangible assets, net includes finite-lived intangible assets related to the Company’s Xifaxan® branded products with a carrying value of approximately $2,963 million as of June 30, 2022, and a remaining estimated life of 66 months. Amortization expense related to these intangible assets amounts to approximately $539 million annually. While the Company intends to appeal the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS”), it is possible that this and other potential future developments:
•may adversely impact the estimated future cash flows associated with these brands, which could result in an impairment of the value of these intangible assets in one or more future periods. Any such impairment could be material to the Company’s results of operations in the period in which it occurs; and
•may result in shortened useful lives of the Xifaxan® intangible assets, which would increase amortization expense in future periods.
The changes in the carrying amounts of goodwill during the six months ended June 30, 2022 and the year ended December 31, 2021 were as follows:

(in millions)	Bausch + Lomb/ International	Bausch + Lomb	Salix	International	Ortho Dermatologics	Solta Medical	Diversified Products	Total
Balance, January 1, 2021	$5,704	$—	$3,159	$—	$1,267	$—	$2,914	$13,044
Realignment of segment goodwill	(5,704)	5,395	—	887	—	—	(578)	—
Impairment	—	—	—	—	(469)	—	—	(469)
Foreign exchange and other	—	(77)	—	(62)	—	—	21	(118)
Balance, December 31, 2021	—	5,318	3,159	825	798	—	2,357	12,457
Realignment of segment goodwill	—	—	—	—	(798)	115	683	—
Impairment	—	—	—	—	—	—	(83)	(83)
Foreign exchange and other	—	(86)	—	(52)	—	—	30	(108)
Balance, June 30, 2022	$—	$5,232	$3,159	$773	$—	$115	$2,987	$12,266
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
First Quarter 2022 - Realignment of Segments
Commencing in the first quarter of 2022, the Company began operating in the following reportable segments: (i) Salix, (ii) International, (iii) Diversified Products, (iv) Solta Medical and (v) Bausch + Lomb. The Salix segment consists of the Salix reporting unit. The International segment consists of the International reporting unit. The Diversified Products segment consists of the: (i) Neurology and Other, (ii) Generics, (iii) Ortho Dermatologics and (iv) Dentistry reporting units. The Solta Medical segment consists of the Solta reporting unit. The Bausch + Lomb segment consists of the: (i) Vision Care (formerly Vision Care / Consumer Products), (ii) Ophthalmic Pharmaceuticals and (iii) Surgical reporting units. As such, the new segment structure does not impact the Company’s reporting units but realigns the two reporting units of the former Ortho Dermatologics segment whereby the Ortho Dermatologics reporting unit is now part of the current Diversified Products segment and the Solta reporting unit is now its own operating and reportable segment, and therefore management concluded that a quantitative fair value test was not required. See Note 19, “SEGMENT INFORMATION” for additional information.

March 31, 2022 Interim Assessment of Goodwill
During the three months ended March 31, 2022, macroeconomic factors had impacted interest rates and the U.S. inflation rate was higher than previously expected. Given the limited headroom of the Ortho Dermatologics reporting unit as calculated on October 1, 2021, the Company believed that these facts and circumstances suggest the fair value of the Ortho Dermatologics reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
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
June 30, 2022 Interim Assessment of Goodwill
Ortho Dermatologics
The Company continues to monitor the market conditions impacting the Ortho Dermatologics reporting unit. During the three months ended June 30, 2022, increases in interest rates and, to a lesser extent, higher than expected inflation in the U.S. and other macroeconomic factors impacted key assumptions used to value the Ortho Dermatologics reporting unit at March 31, 2022 (the last time goodwill of the Ortho Dermatologics reporting unit was tested). Given the limited headroom of the Ortho Dermatologics reporting unit as calculated on March 31, 2022, the Company believed that these facts and circumstances suggest the fair value of the Ortho Dermatologics reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the second quarter of 2022 which reflect current market conditions and current trends in business performance. The Company’s latest discounted cash flow model for the Ortho Dermatologics reporting unit includes a range of potential outcomes for, among other matters, macroeconomic factors such as higher than expected inflation for many commodities, volatility in many of the equity markets and pressures on market interest rates. The quantitative fair value test utilized a long-term growth rate of 1% and a discount rate of 10%. The discount rate has increased 1% since the assessment performed at March 31, 2022, as a result of changes in current macroeconomic conditions, including an increase in the risk free rate during the three months ended June 30, 2022. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at June 30, 2022, and the Company recognized a goodwill impairment of $83 million.
Bausch + Lomb Reporting Units
During the period May 6, 2022 (the time Bausch + Lomb’s stock began trading publicly) through June 30, 2022, equity and bond markets were negatively impacted by various macroeconomic and geopolitical factors including, but not limited to: rising inflation rates in the U.S. and abroad, uncertainties created by the Russia/Ukraine conflict, interest rate volatility, COVID-19 related lockdowns and supply issues. The decline in the equity markets negatively impacted the market price for Bausch + Lomb’s common stock which at June 30, 2022 was trading below its IPO offering price. The Company believed that these facts and circumstances suggest the fair value of the three reporting units of the Bausch + Lomb segment could be less than their respective carrying amounts. Therefore, separate quantitative fair value tests were performed for the Vision Care, Surgical and Ophthalmic reporting units of the Bausch + Lomb segment.
The quantitative fair value tests utilized Bausch + Lomb’s most recent cash flow projections for each of the reporting units and utilized long-term growth rates of 2% and 3% and discount rates of 9.0% and 11.5%. After completing the testing, the fair value of each of these reporting units exceeded their respective carrying values by more than 25%, and, therefore, there was no impairment to goodwill.
During the interim periods of 2022, with the exception of the Ortho Dermatologics reporting unit and the reporting units of the Bausch + Lomb segment, no events occurred, or circumstances changed that would indicate that the fair value of any other reporting unit might be below its carrying value and therefore, no impairment to those reporting units was recorded.
Accumulated goodwill impairment charges through June 30, 2022 were $4,263 million.

Other Reporting Units
No other events occurred or circumstances changed during the period October 1, 2021 (the last time goodwill was tested for all other reporting units) through June 30, 2022 that would indicate that the fair value of any reporting unit, other than the Ortho Dermatologics reporting unit, might be below its carrying value.
Approximately 80% of Salix segment’s revenue for the six months ended June 30, 2022, or $775 million was derived from the Xifaxan® product line. While the Company intends to appeal the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS”), it is possible that this and other potential future developments, may adversely impact the estimated fair value of the Salix segment, in one or more future periods. Any such impairment could be material to the Company’s results of operations in the period in which it occurs.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	June 30, 2022	December 31, 2021
Legal matters and related fees	$1,536	$1,890
Product rebates	962	908
Product returns	435	482
Interest	326	328
Employee compensation and benefit costs	277	336
Income taxes payable	59	98
Other	716	749
	$4,311	$4,791

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		June 30, 2022		December 31, 2021
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2018 Restated Credit Agreement
2023 Revolving Credit Facility	June 2023	$—	$—	$285	$285
June 2025 Term Loan B Facility	June 2025	—	—	2,829	2,772
November 2025 Term Loan B Facility	November 2025	—	—	994	984
2022 Amended Credit Agreement
2027 Revolving Credit Facility	February 2027	425	425	—	—
February 2027 Term Loan B Facility	February 2027	2,500	2,448	—	—
B+L Credit Facilities
B+L Revolving Credit Facility	May 2027	—	—	—	—
B+L Term Facility	May 2027	2,500	2,446	—	—
Senior Secured Notes:
5.50% Secured Notes	November 2025	1,750	1,740	1,750	1,739
6.125% Secured Notes	February 2027	1,000	986	—	—
5.75% Secured Notes	August 2027	500	496	500	495
4.875% Secured Notes	June 2028	1,600	1,581	1,600	1,580
Senior Unsecured Notes:
6.125%	April 2025	—	—	2,650	2,640
9.00%	December 2025	1,500	1,485	1,500	1,482
9.25%	April 2026	1,500	1,490	1,500	1,489
8.50%	January 2027	1,750	1,754	1,750	1,754
7.00%	January 2028	748	742	750	743
5.00%	January 2028	1,176	1,165	1,250	1,238
6.25%	February 2029	1,406	1,391	1,500	1,483
5.00%	February 2029	834	826	1,000	990
7.25%	May 2029	745	738	750	742
5.25%	January 2030	1,201	1,189	1,250	1,237
5.25%	February 2031	909	900	1,000	989
Other	Various	12	12	12	12
Total long-term debt		$22,056	21,814	$22,870	22,654
Less: Current portion of long-term debt			150		—
Non-current portion of long-term debt			$21,664		$22,654
Covenant Compliance
The Senior Secured Credit Facilities (as defined below), the B+L Credit Facilities (as defined below) and the indentures governing the Senior Secured Notes (as defined and described in the table above) and Senior Unsecured Notes (as defined and described in the table above) contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. As of June 30, 2022, the amount available for restricted payments under the “builder basket” in the Company’s most restrictive indentures (as defined by those indentures) was approximately $14,100 million (although such availability is subject to the Company’s compliance with a 2.00:1.00 fixed charge coverage ratio). The 2027 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that, requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
As of June 30, 2022, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
The Company continues to take steps to improve its operating results to seek to ensure continual compliance with its financial maintenance covenant and may take other actions to reduce its debt levels to align with the Company’s long-term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate.
Senior Secured Credit Facilities
Senior Secured Credit Facilities under the 2018 Restated Credit Agreement
On June 1, 2018, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Fourth Amended and Restated Credit and Guaranty Agreement, as amended by the First Incremental Amendment to the Restated Credit Agreement, dated as of November 27, 2018 (the “2018 Restated Credit Agreement”) with a syndicate of financial institutions and investors as lenders. Prior to the 2022 Amended Credit Agreement (as defined below), the 2018 Restated Credit Agreement provided for a revolving credit facility of $1,225 million, maturing on the earlier of June 1, 2023 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and Bausch Health Americas, Inc. (“BHA”) in an aggregate principal amount in excess of $1,000 million (the “2023 Revolving Credit Facility”) and term loan facilities of original principal amounts of $4,565 million and $1,500 million, maturing in June 2025 (the “June 2025 Term Loan B Facility”) and November 2025 (the “November 2025 Term Loan B Facility”), respectively.
Senior Secured Credit Facilities under the 2022 Amended Credit Agreement
On May 10, 2022, the Company and certain of its subsidiaries as guarantors entered into a Second Amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit and Guaranty Agreement (as amended by the Second Amendment, the “2022 Amended Credit Agreement”). The 2022 Amended Credit Agreement provides for a new term loan facility with an aggregate principal amount of $2,500 million (the “2027 Term Loan B Facility”) maturing on February 1, 2027 and a new revolving credit facility of $975 million (the “2027 Revolving Credit Facility”) that will mature on the earlier of February 1, 2027 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and BHA in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2027 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or Euros. After giving effect to the Second Amendment, the 2023 Revolving Credit Facility, June 2025 Term Loan B Facility and November 2025 Term Loan B Facility were refinanced (such refinancing, the “Credit Agreement Refinancing”), along with certain of the Company’s existing senior notes, using net proceeds from the borrowings under the 2027 Term Loan B Facility, the B+L IPO and the B+L Debt Financing (as defined below) and available cash on hand. As of June 30, 2022, the Company had drawn $425 million on the 2027 Revolving Credit Facility.
Borrowings under the 2027 Term Loan B Facility bear interest at a rate per annum equal to, at the Company’s option, either: (a) a forward-looking term rate determined by reference to the financing rate for borrowing U.S. dollars overnight collateralized by U.S. Treasury securities (“term SOFR rate”) for the interest period relevant to such borrowing or (b) a base rate determined by reference to the highest of: (i) the prime rate (as defined in the 2022 Amended Credit Agreement), (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the term SOFR rate for a period of one month plus 1.00% (or if such rate shall not be ascertainable, 1.50%) (provided, however, that the term SOFR rate with respect to the 2027 Term Loan B Facility shall at no time be less than 0.50% per annum), in each case, plus an applicable margin. Borrowings under the 2027 Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at the Company’s option, either: (a) the term SOFR rate (provided, however, that the term SOFR rate with respect to the 2027 Revolving Credit Facility shall at no time be less than 0.00% per annum) or (b) a base rate determined by reference to the highest of: (x) the prime rate (as defined in the 2022 Amended Credit Agreement), (y) the federal funds effective rate plus 1/2 of 1.00% or (z) the term SOFR rate for a period of one month plus 1.00%, (ii) Canadian dollars bear interest at a rate per annum equal to, at the Company’s option, either: (a) the bankers’ acceptance rate for Canadian dollar deposits in the Toronto interbank market (the “BA rate”) for the interest period relevant to such borrowing (provided, however, that the BA rate shall at no time be less than 0.00% per annum) or (b) a prime rate determined by reference to the higher of: (x) the rate of interest last quoted by The Wall Street Journal as the “Canadian Prime Rate” or, if The Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the Bank of Canada as its prime rate and (y) the one month BA rate calculated daily plus 1.00% (provided, however, that the prime rate shall at no time be less than 0.00% per annum) and (iii) euros bear interest at a rate per annum equal to a term benchmark rate determined by reference to the cost of funds for euro deposits (“EURIBOR”) for the interest period relevant to such borrowing (provided, however, that such rate, shall at no time be less than 0.00% per annum in each case, plus an applicable margin). Term SOFR rate loans are subject to a credit spread adjustment ranging from 0.10%-0.25%.
The applicable interest rate margin for borrowings under the 2027 Term Loan B Facility is 5.25% for term SOFR rate loans and 4.25% for U.S. dollar base rate loans. The applicable interest rate margin for borrowings under the 2027 Revolving Credit Facility ranges from 4.75% to 5.25% for term SOFR rate loans, BA rate loans and EURIBOR loans and 3.75% to 4.25% for U.S. dollar base rate loans and Canadian prime rate loans.
In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2027 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on term SOFR rate borrowings under the 2027 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
Subject to certain exceptions and customary baskets set forth in the 2022 Amended Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, and net proceeds thresholds), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the 2022 Amended Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the 2022 Amended Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, and net proceeds thresholds). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the 2027 Term Loan B Facility is 5.00% per annum, or $125 million, payable in quarterly installments beginning on September 30, 2022. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2022, the remaining mandatory quarterly amortization payments for the 2027 Term Loan B Facility were $563 million through December 2026.
The 2022 Amended Credit Agreement permits the incurrence of incremental credit facility borrowings up to the greater of $1,000 million and 40% of Consolidated Adjusted EBITDA (non-GAAP) (as defined in the 2022 Amended Credit Agreement), subject to customary terms and conditions, as well as the incurrence of additional incremental credit facility borrowings subject to, in the case of secured debt, a secured leverage ratio of not greater than 3.50:1.00, and, in the case of unsecured debt, either a total leverage ratio of not greater than 6.50:1.00 or an interest coverage ratio of not less than 2.00:1.00.
The 2022 Amended Credit Agreement provides that Bausch + Lomb shall initially be a “restricted” subsidiary subject to the terms of the 2022 Amended Credit Agreement covenants, but does not require Bausch + Lomb to guarantee the obligations under the 2022 Amended Credit Agreement. The 2022 Amended Credit Agreement permits the Company to designate Bausch + Lomb as an “unrestricted” subsidiary under the 2022 Amended Credit Agreement and no longer subject to the terms of the covenants thereunder provided that no event of default is continuing or will result from such designation and the total leverage ratio of Remainco (as defined in the 2022 Amended Credit Agreement) will not be greater than 7.60:1.00 on a pro forma basis. The Credit Agreement Refinancing contains provisions designed to facilitate the B+L Separation.
Senior Secured Credit Facilities under the B+L Credit Agreement
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “B+L Credit Agreement”, and the credit facilities thereunder, the “B+L Credit Facilities”) providing for term loans of $2,500 million with a five-year term to maturity (the “B+L Term Facility”) and a five-year revolving credit facility of $500 million (the “B+L Revolving Credit Facility” and such financing, the “B+L Debt Financing”). The B+L Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The term loans are denominated in U.S. dollars, and borrowings under the revolving credit facility will be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of June 30, 2022, the B+L Revolving Credit Facility remains undrawn.
The B+L Revolving Credit Facility is a source of funding for Bausch + Lomb and its subsidiaries only. Absent the making of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L Revolving Credit Facility are not available to fund the operations, investing and financing activities of Bausch Health.
Borrowings under the B+L Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) the term SOFR rate for the interest period relevant to such borrowing or (b) a base rate, determined by reference to the highest of: (i) the prime rate (as defined in the B+L Credit Agreement), (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the term SOFR rate for a period of one month plus 1.00% (or if such rate shall not be ascertainable, 1.00%) (provided, however, that the term SOFR rate with respect to the B+L Revolving Credit Facility shall at no time be less than 0.00% per annum), (ii) Canadian dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) the BA rate for the interest period relevant to such borrowing (provided, however, that the BA rate shall at no time be less than 0.00% per annum) or (b) prime rate determined by reference to the higher of: (x) the rate of interest last quoted by The Wall Street Journal as the “Canadian Prime Rate” or, if The Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the Bank of Canada as its prime rate and (y) the one month BA rate calculated daily plus 1.00% (provided, however, that the prime rate shall at no time be less than 0.00% per annum), (iii) euros bear interest at a rate per annum equal to EURIBOR for the interest period relevant to such borrowing (provided, however, that such rate shall at no time be less than 0.00% per annum) and (iv) pounds sterling bear interest at a rate per annum equal to the effective overnight interest rate for unsecured transaction in the Sterling Overnight Index Average (“SONIA”) (provided, however, that such rate, shall at no time be no less than 0.00% per annum, in each case, plus an applicable margin. Term SOFR rate loans are subject to a credit spread adjustment of 0.10% and sterling loans are subject to a credit spread adjustment of 0.0326%.
The applicable interest rate margins for borrowings under the B+L Revolving Credit Facility are: (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to term SOFR rate, EURIBOR, SONIA or BA rate borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after: (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long term indebtedness for borrowed money receives an investment grade rating from at least two of S&P, Moody’s and Fitch and (y) the B+L Term Loan Facility has been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to term SOFR rate, EURIBOR, SONIA or BA rate borrowings based on Bausch + Lomb’s debt rating. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the B+L Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on term SOFR rate borrowings under the B+L Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.

Borrowings under the B+L Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either (i) the term SOFR rate for the interest period relevant to such borrowing (provided, however, that the term SOFR rate with respect to the B+L Term Facility shall at no time be less than 0.50% per annum), plus an applicable margin of 3.25% or (ii) a base rate determined by reference to the highest of (x) the prime rate (as defined in the B+L Credit Agreement), (y) the federal funds effective rate plus 1/2 of 1.00% and (z) the term SOFR rate for a period of one month plus 1.00% (or if such rate shall not be ascertainable, 2.25%) (provided, however, that the base rate with respect to the B+L Term Facility shall at no time be less than 0.50% per annum), plus an applicable margin of 2.25%. Term SOFR rate loans are subject to a credit spread adjustment of 0.10%.

Subject to certain exceptions and customary baskets set forth in the B+L Credit Agreement, Bausch + Lomb is required to make mandatory prepayments of the loans under the B+L Term Facility under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the B+L Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the B+L Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the B+L Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments beginning on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2022, the remaining mandatory quarterly amortization payments for the B+L Term Facility were $119 million through March 2027.
Senior Secured Notes
The Senior Secured Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor under the 2022 Amended Credit Agreement and existing Senior Unsecured Notes (together, the “Note Guarantors”). In connection with the closing of the B+L IPO, the redemption of the Company’s 6.125% Senior Unsecured Notes due 2025 (the “April 2025 Unsecured Notes” and the related indenture, the “April 2025 Unsecured Notes Indenture”) (as discussed below) and the related release in respect of the 2018 Restated Credit Agreement, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released.

The Senior Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the Company’s obligations under the 2022 Amended Credit Agreement under the terms of the indentures governing the Senior Secured Notes.
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
6.125% Senior Secured Notes due 2027 - February 2022 Financing
On February 10, 2022, the Company issued $1,000 million aggregate principal amount of 6.125% Senior Secured Notes due February 2027 (the “February 2027 Secured Notes”). The proceeds from the February 2027 Secured Notes, along with proceeds from the B+L IPO, the 2027 Term Loans and the B+L Debt Financing and cash on hand, were used to redeem the April 2025 Unsecured Notes and the Credit Agreement Refinancing as discussed below. The February 2027 Secured Notes accrue interest at a rate of 6.125% per year, payable semi-annually in arrears on each February and August.
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
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2022 Amended Credit Agreement. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2022 Amended Credit Agreement. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. In connection with the closing of the B+L IPO, the discharge of the April 2025 Unsecured Notes Indenture and the related release in respect of the 2018 Restated Credit Agreement, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released.

If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
Redemption of April 2025 Unsecured Notes
On January 18, 2022, the Company issued conditional notices of redemption to redeem: (i) all of the April 2025 Unsecured Notes conditioned upon the completion of the Credit Agreement Refinancing and (ii) $370 million in aggregate principal amount of the Company’s outstanding 9.000% Senior Unsecured Notes due 2025 (the “December 2025 Unsecured Notes”) conditioned upon the receipt of aggregate proceeds of at least $7,000 million from: (a) the B+L IPO, (b) the B+L Debt Financing, (c) the Credit Agreement Refinancing and (d) the issuance of the February 2027 Secured Notes.
In connection with the closing of the B+L IPO, the conditions of the redemption of its April 2025 Unsecured Notes were satisfied and the Company discharged the April 2025 Unsecured Notes Indenture using: (i) the net proceeds from the issuance of the February 2027 Secured Notes, (ii) the net proceeds from the B+L IPO, (iii) the net proceeds from the borrowings under the B+L Debt Financing and (iv) cash on hand. On May 10, 2022, the Company caused sufficient funds for the redemption in full of its April 2025 Unsecured Notes at a redemption price of 101.021% of the principal amount then outstanding to be irrevocably deposited with the Bank of New York Mellon, N.A., as trustee under the April 2025 Unsecured Notes Indenture, and the April 2025 Unsecured Notes Indenture was discharged. The April 2025 Unsecured Notes were redeemed on May 16, 2022. The redemption was accounted for as an extinguishment of debt.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of June 30, 2022 and December 31, 2021 was 6.34% and 5.88%, respectively.
Gain (Loss) on Extinguishment of Debt
During the three months ended June 30, 2022, the Company repurchased and retired, outstanding Senior Unsecured Notes with an aggregate par value of $481 million in the open market, for an aggregate cost of $300 million. In connection with these repurchases, the Company recognized a gain of $176 million on extinguishment of debt which represents the differences between the amounts paid to settle the extinguished debt and its carrying value.
In connection with the repayment of: (i) June 2025 Term Loan B Facility, (ii) November 2025 Term Loan B Facility, (iii) 2023 Revolving Credit Facility and (iv) redemption of April 2025 Unsecured Notes the Company incurred a loss on extinguishment of debt of $63 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value.
Maturities
The Company may, from time to time, purchase outstanding debt for cash in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, future liquidity requirements, contractual restrictions and other factors.

Maturities of debt obligations for the remainder of 2022, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2022	$75
2023	150
2024	150
2025	3,400
2026	1,650
2027	8,000
Thereafter	8,631
Total debt obligations	22,056
Unamortized premiums, discounts and issuance costs	(242)
Total long-term debt and other	$21,814
11.PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries. Net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the six months ended June 30, 2022 and 2021 consists of:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$2	$2	$—	$—
Interest cost	2	2	2	1	—	—
Expected return on plan assets	(5)	(5)	(2)	(3)	—	—
Amortization of prior service credit and other	—	—	—	—	(1)	(1)
Amortization of net loss	—	—	1	1	—	—
Net periodic (benefit) cost	$(3)	$(3)	$3	$1	$(1)	$(1)
12.SHARE-BASED COMPENSATION
Bausch Health’s Long-Term Incentive Plan
In May 2014, shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan was equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered 20,000,000 common shares for issuance under the 2014 Plan. The 2014 Plan was amended and restated effective April 30, 2018 and April 28, 2020 to, among other things, increase the number of common shares authorized for issuance under the 2014 Plan.
Effective June 21, 2022, the Company further amended and restated the 2014 Plan, as subsequently amended and restated (the “Amended and Restated 2014 Plan”). Such amendment and restatement increased the number of common shares authorized for issuance under the Amended and Restated 2014 Plan by an additional 11,500,000 common shares, among other things.
Approximately 21,627,000 common shares were available for future grants under the Amended and Restated 2014 Plan as of June 30, 2022. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.

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
Bausch + Lomb Long-Term Incentive Plan
Bausch + Lomb participated in Bausch Health’s long-term incentive program prior to the establishment of the Bausch + Lomb Incentive Plan. Effective May 5, 2022, Bausch + Lomb established the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (the “B+L Plan”). A total of 28,000,000 common shares of Bausch + Lomb are authorized under the B+L Plan. The B+L Plan provides for the grant of various types of awards including RSUs, stock appreciation rights, stock options, performance-based awards and cash awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock options have a term of ten years and a three-year vesting period, subject to limited exceptions.
On May 5, 2022, in connection with the B+L IPO, Bausch + Lomb granted certain awards to certain eligible recipients (the “IPO Founder Grants”). Eligible recipients are individuals employed by Bausch + Lomb or employed by an affiliate of Bausch + Lomb. Approximately 3,900,000 IPO Founder Grants were issued to Bausch + Lomb executive officers and were awarded 50% in the form of stock options and 50% in the form of RSUs. Additionally, Bausch + Lomb granted approximately 5,700,000 stock options and RSUs to non-executive eligible recipients, of which approximately 4,300,000 were IPO Founder Grants. The options have a three-year graded vesting period and the RSUs vest 50% in the second year and 50% in the third year after the grant. Vesting of the IPO Founder Grants are contingent on the completion of the B+L Separation and expense recognition will begin near the time of the B+L Separation.
Approximately 18,400,000 Bausch + Lomb common shares were available for future grants as of June 30, 2022 under the B+L Plan. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The following table summarizes the components and classification of Bausch Health share-based compensation expenses related to stock options and RSUs for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Stock options	$3	$3	$7	$7
RSUs	23	28	51	55
	$26	$31	$58	$62

Research and development expenses	$3	$2	$6	$5
Selling, general and administrative expenses	23	29	52	57
	$26	$31	$58	$62

Share-based awards granted for the six months ended June 30, 2022 and 2021 consist of:

	2022	2021
Bausch Health Share-Based Awards
Stock options
Granted	2,570,000	1,466,000
Weighted-average exercise price	$23.95	$32.52
Weighted-average grant date fair value	$6.60	$11.18
Time-based RSUs
Granted	2,680,000	2,861,000
Weighted-average grant date fair value	$18.49	$32.26
TSR performance-based RSUs
Granted	—	400,000
Weighted-average grant date fair value	$—	$56.04
ROTC performance-based RSUs
Granted	369,000	413,000
Weighted-average grant date fair value	$9.40	$31.72
B+L Separation performance-based RSUs
Granted	—	132,000
Weighted-average grant date fair value	$—	$32.56
Bausch+ Lomb Share-Based Awards
Stock options
Granted	6,455,000	—
Weighted-average exercise price	$18.00	$—
Weighted-average grant date fair value	$4.55	$—
Time-based RSUs
Granted	3,207,000	—
Weighted-average grant date fair value	$17.92	$—
As of June 30, 2022, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs under the Amended and Restated 2014 Plan amounted to $139 million, which will be amortized over a weighted-average period of 1.74 years.
As of June 30, 2022, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs under the B+L Plan amounted to $59 million, which will be amortized over a weighted-average period of 1.77 years.
13.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	June 30, 2022	December 31, 2021
Foreign currency translation adjustment	$(1,990)	$(1,905)
Pension and postretirement benefit plan adjustments, net of income taxes	(12)	(19)
	$(2,002)	$(1,924)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested.
As a result of the change in the Company’s ownership interest in Bausch + Lomb, the carrying amount of accumulated other comprehensive income was adjusted to reflect the change in the ownership interest in Bausch + Lomb through a corresponding credit of $137 million to equity attributable to the Company.

14.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Product related research and development	$120	$109	$241	$214
Quality assurance	7	6	13	13
	$127	$115	$254	$227
15.OTHER EXPENSE, NET
Other expense, net consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Litigation and other matters	$8	$532	$7	$532
Acquisition-related contingent consideration	(5)	9	(2)	—
Gain on sale of assets, net	(3)	—	(3)	(23)
Acquired in-process research and development costs	1	1	1	3
Other, Net	(1)	—	(1)	—
	$—	$542	$2	$512
Gain on sale of assets, net for the six months ended June 30, 2021, includes $25 million related to the achievement of a milestone related to a certain product.
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
Benefit from income taxes for the six months ended June 30, 2022 was $6 million and included: (i) $16 million of income tax expense for the Company’s ordinary loss for the six months ended June 30, 2022 and (ii) $22 million of net income tax benefit for discrete items, which includes: (a) $39 million of net income tax benefit recognized for changes in uncertain tax positions and (b) a $16 million tax provision associated with filing certain tax returns.
Benefit from income taxes for the six months ended June 30, 2021 was $61 million and included: (i) $50 million of income tax benefit for the Company’s ordinary loss for the six months ended June 30, 2021 and (ii) $11 million of net income tax provision for discrete items, which includes: (a) a $54 million of net income tax benefit associated with certain legal settlements, (b) a $46 million tax provision related to potential and recognized withholding tax on intercompany dividends, (c) a $7 million tax benefit related to a deduction for stock compensation and (d) a $4 million tax provision associated with the filing of certain tax returns.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $2,277 million and $2,222 million as of June 30, 2022 and December 31, 2021, respectively. The increase was primarily due to losses in Canada. The Company will continue to assess the need for a valuation allowance on an ongoing basis.
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation has since been extended to 2024. The Inclusive Framework plan has now been agreed to by 141 OECD members, including several countries which did not agree to the initial plan. Under pillar one, taxing rights over multinational businesses with global turnover above €20 billion and a profit margin above 10% will generally be re-allocated to market jurisdictions. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must now be implemented by the OECD Members who have agreed to the plan, effective in 2023. On December 20, 2021, the OECD published model rules to implement the pillar two rules, which are generally consistent with agreements reached by the Inclusive Framework in October 2021. Some further guidance on the plan and rules has been published, with additional guidance expected to be published in 2023. The Company will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. While the Company is unable to predict when and how the Inclusive Framework agreement will be enacted into law in these countries, it is possible that the implementation of the Inclusive Framework agreement, including the global minimum corporate tax rate could have a material effect on the Company’s liability for corporate taxes and the Company’s consolidated effective tax rate.
As of June 30, 2022 and December 31, 2021, the Company had $840 million and $927 million of unrecognized tax benefits, which included $44 million and $41 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of June 30, 2022, $179 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2022 could decrease by approximately $14 million in the next 12 months as a result of the resolution of certain tax audits and other events.
The Company continues to be under examination by the Canada Revenue Agency. The Company’s position as of June 30, 2022 with regard to proposed audit adjustments was updated to reflect an updated assessment received for 2015 which would primarily result in a loss of tax attributes that are subject to a full valuation allowance.
In 2017, the Company undertook an internal restructuring in the form of what is commonly known as a Granite Trust transaction, which resulted in a recorded capital loss (the “2017 capital loss”). In the U.S., the 2014 tax year remains open to the extent of the portion of the 2017 capital loss carried back to that year. The Internal Revenue Service (“IRS”) is continuing its examination of the Company’s annual tax filings for 2015 and 2016 and the Company’s short period tax return for the period ended September 8, 2017, which was filed as a result of the Company’s internal restructuring efforts during 2017. In 2021, the Company received a notice of proposed adjustment from the IRS that would disallow the 2017 capital loss. The Company intends to contest any proposed tax deficiency through the IRS administrative appeals process, and if necessary, appropriate litigation. If the Company were ultimately unsuccessful in defending its position, and all or a substantial portion of the 2017 capital loss deduction were disallowed, the Company estimates, in a worst-case scenario, that it could be liable for additional income taxes (excluding penalties and interest) of up to $2,100 million, which could have an adverse effect on the Company’s financial condition and results of operations. The Company intends to vigorously defend its position, including through appropriate litigation, if necessary, and ultimately believes it will sustain its deduction of the 2017 capital loss, and, accordingly, no income tax provision has been recorded.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2020.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2016. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company’s Consolidated Financial Statements.
The Company settled its audit with the Australian Taxation Office for various years beginning in 2011 through 2017 with no material adjustments.
Certain affiliates of the Company in regions outside of Canada, the U.S., Germany and Australia are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain tax benefits. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company’s Consolidated Financial Statements.

17.LOSS PER SHARE
Net loss per share attributable to Bausch Health Companies Inc. were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net loss attributable to Bausch Health Companies Inc.	$(145)	$(595)	$(214)	$(1,205)
Basic and diluted weighted-average common shares outstanding	362.2	359.1	361.5	358.0
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.40)	$(1.66)	$(0.59)	$(3.37)
During the three and six months ended June 30, 2022 and 2021, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 1,184,000 and 4,558,000 common shares for the three months ended June 30, 2022 and 2021, respectively, and approximately 2,392,000 and 5,608,000 common shares for the six months ended June 30, 2022 and 2021, respectively.
During the three and six months ended June 30, 2022, time-based RSUs, performance-based RSUs and stock options to purchase approximately 15,372,000 and 13,771,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and six months ended June 30, 2021, time-based RSUs, performance-based RSUs and stock options to purchase approximately 3,929,000 and 4,110,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three months ended June 30, 2022, an additional 156,000 performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met.
18.LEGAL PROCEEDINGS
From time to time, the Company becomes involved in various legal and administrative proceedings, which include product liability, intellectual property, commercial, tax, antitrust, governmental and regulatory investigations, related private litigation and ordinary course employment-related issues. From time to time, the Company also initiates actions or files counterclaims. The Company could be subject to counterclaims or other suits in response to actions it may initiate. The Company believes that the prosecution of these actions and counterclaims is important to preserve and protect the Company, its reputation and its assets. Certain of these proceedings and actions are described in Note 20, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022. Except as described below, there have been no material updates or developments with respect to any such proceedings or actions during the six months ended June 30, 2022.
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of June 30, 2022, the Company’s Consolidated Balance Sheets includes accrued current loss contingencies of $1,536 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Governmental and Regulatory Inquiries
As referenced above, during the three months ended June 30, 2022, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Governmental and Regulatory Inquiries” in Note 20, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022. These matters include:

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
On December 16, 2019, the Company announced that it had agreed to settle, subject to final court approval, the consolidated securities class action filed in the U.S. District Court for the District of New Jersey (In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658). On January 31, 2021, the District Court issued an order granting final approval of this settlement. On February 4, 2021, Timber Hill LLC (“Timber Hill”) filed a notice of appeal of the Court’s final approval order, which overruled its objections to the allocation of settlement proceeds as between common stock and options. On March 1, 2021, Cathy Lochridge filed a notice of appeal of the Court’s final approval order, which overruled her objections as to the attorneys’ fees awarded to class counsel. On October 14, 2021, Timber Hill dismissed its appeal of the final approval order. On December 20, 2021, the Third Circuit denied Lochridge’s appeal. On January 3, 2022, Lochridge filed a petition for rehearing of the appeal en banc. On May 12, 2022, the Third Circuit denied Lochridge’s petition for rehearing en banc. The deadline for Lochridge to file a petition for a writ of certiorari with the U.S. Supreme Court is August 10, 2022.
In October 2015, four putative securities class actions were filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor Rx Services, LLC (“Philidor”). On May 31, 2016, the court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658. On December 16, 2019, the Company, the current or former officers and directors, ValueAct, and the underwriters announced that they agreed to resolve the securities action for $1,210 million, subject to final court approval. This settlement received final approval from the court on January 31, 2021 and will resolve and discharge all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. The settlement remains subject to appeal of the final court approval (as such appeal is further described above). In order to qualify for a settlement payment all persons and entities that purchased or otherwise acquired the Company securities during the class period must have submitted a proof of claim and release form by May 6, 2020. The settlement payments have been paid into an escrow account in accordance with the payment schedule outlined in the settlement agreement. These payments, less certain settlement expenses and attorneys’ fees, will remain in escrow until resolution of the appeal of the final court approval of the settlement agreement. The opt-out litigations discussed below remain ongoing. As of June 30, 2022, Restricted cash and other settlement deposits includes an aggregate $1,210 million of: (i) payments in the escrow fund and (ii) certain disbursements for settlement expenses and attorney’s fees. Disbursements for attorney’s fees remain refundable until resolution of the appeal of the final court approval of the settlement agreement.
On June 6, 2018, a putative class action was filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. This action, captioned Timber Hill LLC, v. Valeant Pharmaceuticals International, Inc., et al., (Case No. 18-cv-10246), asserts securities fraud claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons who purchased call options or sold put options on the Company’s common stock during the period January 4, 2013 through August 11, 2016. On June 11, 2018, this action was consolidated with In re Valeant Pharmaceuticals International, Inc. Securities Litigation, (Case No. 15-cv-07658). On January 14, 2019, the defendants filed a motion to dismiss the Timber Hill complaint. Briefing on that motion was completed on February 13, 2019. On August 15, 2019, the Court denied the motion to dismiss the Timber Hill action, holding that this complaint was a legal nullity as a result of the June 11, 2018 consolidation order.
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

These individual shareholder actions assert claims under Sections 10(b), and 20(a) of the Exchange Act. Certain of these individual actions assert additional claims, including claims under Section 18 of the Exchange Act, Sections 11, 12(a)(2), and 15 of the Securities Act, common law fraud, negligent misrepresentation, and claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act. These claims are based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. The allegations in the complaints are similar to those made by plaintiffs in the putative class action. Motions to dismiss were filed in many of these individual actions and the Court has dismissed state law claims including New Jersey Racketeer Influenced and Corrupt Organizations Act, common law fraud, and negligent misrepresentation claims in certain cases. On January 7, 2019, the Court entered a stipulation of voluntary dismissal in the Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) opt-out action, closing the case. On September 10, 2019, the Court granted defendants’ motion to dismiss all claims in the Bahaa Aly v. Valeant Pharmaceuticals International, Inc. (“Aly”) (Case No. 18-cv-17393) opt-out action. On October 9, 2019, the Aly Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. On June 16, 2021, the Court of Appeals granted plaintiffs’ appeal in the Aly action. This action has been remanded to the District Court. On June 19, 2020, the Court entered stipulations of voluntary dismissal in the Catalyst, Mississippi, Connecticut, and Delaware actions. On July 13, 2020, the Court entered a stipulation of voluntary dismissal in the NYCERS action. On December 30, 2020, the Court entered a stipulation of voluntary dismissal in the BlueMountain action. On February 18, 2021, and March 10, 2021, the Court entered stipulations of voluntary dismissal in the T. Rowe, BloombergSen, Principal Funds, Pentwater, Lord Abbett, Equity Trustees, and UC Regents actions. On April 30, 2021, the Court entered a stipulation of voluntary dismissal in the Florida SBA action. On July 20, 2021, the Court entered a stipulation of voluntary dismissal in the Janus action.
Discovery in the opt-out actions has concluded. Motions for summary judgment were filed on August 1, 2022 but have not yet been fully briefed. Trial dates have not been set in any of the opt-out actions.
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
Other Securities and RICO Class Actions and Related Matters
As referenced above, during the three months ended June 30, 2022, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Securities and RICO Class Actions and Related Matters” in Note 20, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022. Such matters include:
RICO Class Actions
Between May 27, 2016 and September 16, 2016, three actions were filed in the U.S. District Court for the District of New Jersey against the Company and various third-parties (these actions were subsequently consolidated), alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third-party payors that paid claims submitted by Philidor for certain Company-branded drugs between January 2, 2013 and November 9, 2015. The consolidated complaint alleges, among other things, that the defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding: (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription. The complaint further alleges that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute. On August 4, 2021, the Company executed a stipulation of settlement for this action and, on August 17, 2021, the Court preliminarily approved the settlement. On December 6, 2021 the Special Master overseeing this litigation issued a report and recommendation recommending final approval of the settlement, and on February 22, 2022 the settlement was approved by the district court. The time to appeal the district court’s final approval order expired on March 24, 2022, and the settlement has resolved and discharged all claims against the Company in this action.
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

In the lawsuit, the Company seeks coverage for: (i) the costs of defending and resolving claims brought by former shareholders and debtholders of Allergan, Inc. in In re Allergan, Inc. Proxy Violation Securities Litigation and Timber Hill LLC, individually and on behalf of all others similarly situated v. Pershing Square Capital Management, L.P., et al. (the “Allergan Securities Litigation”) (under the 2013-2014 coverage period) and (ii) costs incurred and to be incurred in connection with the securities class actions and opt-out cases described in this section and the SEC Investigation and certain of the other investigations described under “Complete or Inactive Matters” in Note 20, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021 and under “Governmental and Regulatory Inquiries” and “Complete or Inactive Matters” in Note 21, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and the CSA on February 19, 2020 (under the 2015-2016 coverage period).
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
Additionally, Bausch Health Companies Inc. and certain U.S. and Canadian subsidiaries (for the purposes of this paragraph, collectively the “Company”) have been named as defendants in a proposed class proceeding entitled Kathryn Eaton v. Teva Canada Limited, et al. in the Federal Court in Toronto, Ontario, Canada (Court File No. T-607-20). The plaintiff seeks to certify a proposed class action on behalf of persons in Canada who purchased generic drugs in the private sector, alleging that the Company and other defendants violated the Competition Act by conspiring to allocate the market, fix prices, and maintain the supply of generic drugs, and seeking damages under federal law. The proposed class action contains similar allegations to the In re: Generic Pharmaceuticals Pricing Antitrust Litigation pending in the United States Court for the Eastern District of Pennsylvania. The Company disputes the claims against it and intends to defend itself vigorously.
These lawsuits cover products of both Bausch + Lomb and the Company’s businesses. It is anticipated that Bausch + Lomb and the Company will split the fees and expenses associated with defending these claims, as well as any potential damages or other liabilities awarded in or otherwise arising from these claims, in the manner set forth in the Master Separation Agreement between Bausch Health and Bausch + Lomb.
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
On April 5, 2022, Health Care Service Corporation filed an action with similar substantive allegations and similar indirect (state law) claims in the Superior Court of Alameda County, California against the Company and others. Defendants’ answers were filed on June 17, 2022.
The Company disputes the claims and intends to vigorously defend these matters.

Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Xifaxan® 550mg, Bryhali®, Duobrii®, Trulance®, Lumify®, Relistor® Injection, Arazlo® and Nuvessa® in the United States and Jublia® in Canada, or other similar suits.
Xifaxan® Paragraph IV Proceedings
On February 17, 2020, the Company and Alfasigma S.p.A. (“Alfasigma”) received a Notice of Paragraph IV Certification from Norwich Pharmaceuticals Inc. (“Norwich”), in which Norwich asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Norwich. The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Norwich’s ANDA for rifaximin tablets, 550 mg. Xifaxan® is protected by 26 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. Trial in this matter was held in March 2022. The court issued an Oral Order on July 28, 2022 indicating that the court will find certain U.S. Patents protecting the use of Xifaxan® (rifaximin) 550 mg tablets for the reduction in risk of hepatic encephalopathy (“HE”) recurrence valid and infringed and U.S. Patents protecting the composition, and use of Xifaxan® for treating inflammatory bowel syndrome with diarrhea (“IBS-D”) invalid (the “Norwich Legal Decision”). The Company remains confident in the strength of the Xifaxan® patents and intends to appeal the court’s decision and vigorously defend its intellectual property.
Duobrii® Paragraph IV Proceedings
On July 23, 2020, the Company received a Notice of Paragraph IV Certification from Perrigo Israel Pharmaceuticals, Ltd. (now Padagis LLC) (“Padagis”), in which Padagis asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Duobrii® (halobetasol propionate and tazarotene) lotion, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Padagis’ generic lotion, for which an ANDA has been filed by Padagis. On August 28, 2020, the Company filed suit against Padagis pursuant to the Hatch-Waxman Act, alleging infringement by Padagis of one or more claims of the Duobrii® Patents, thereby triggering a 30-month stay of the approval of the Padagis ANDA. On September 3, 2020, this action was consolidated with the action between the Company and Padagis described below, regarding Padagis’ ANDA for generic Bryhali® (halobetasol propionate) lotion. The court scheduled a trial to begin on October 4, 2022.
In June 2022, the Company received a Notice of Paragraph IV Certification from Taro Pharmaceuticals Inc. (“Taro”), in which Taro asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Duobrii® (halobetasol propionate and tazarotene) lotion, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use, sale, offer for sale, or importation of Taro’s generic lotion, for which an ANDA has been filed by Taro. On July 21, 2022, the Company filed suit against Taro pursuant to the Hatch-Waxman Act, alleging infringement by Taro of one or more claims of the Duobrii® Patents and triggering a 30-month stay of the approval of the Taro ANDA.
The Company remains confident in the strength of the Duobrii® patents and intends to vigorously defend its intellectual property.
Bryhali® Paragraph IV Proceedings
On March 20, 2020, the Company received a Notice of Paragraph IV Certification from Padagis, in which Padagis asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Bryhali® (halobetasol propionate) lotion, 0.01% are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Padagis’ generic halobetasol propionate lotion, for which an ANDA has been filed by Padagis. On May 1, 2020, the Company filed suit against Padagis pursuant to the Hatch-Waxman Act, alleging infringement by Padagis of one or more claims of the Bryhali® patents, thereby triggering a 30-month stay of the approval of the Padagis ANDA for halobetasol propionate lotion. On September 3, 2020, this action was consolidated with the action between the Company and Padagis described above, regarding Padagis’ ANDA for generic Duobrii® (halobetasol propionate and tazarotene) lotion. The court scheduled a trial to begin on October 4, 2022. The Company remains confident in the strength of the Bryhali® patents and intends to vigorously pursue this matter and defend its intellectual property.
Trulance® Paragraph IV Proceedings
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
PreserVision® AREDS Patent Litigation
PreserVision® AREDS and PreserVision® AREDS 2 are over the counter eye vitamin formulas for those with moderate-to-advanced age-related degeneration (“AMD”). The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. Bausch + Lomb Incorporated (“B&L Inc.”) has filed patent infringement proceedings against 16 defendants claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. Twelve of these proceedings were subsequently settled; two resulted in a default. One defendant filed a declaratory judgment action after B&L Inc. filed its suit, seeking declaratory judgment related to patent claims as well as false advertising and unfair competition claims. As of the date of this filing, there are two ongoing actions: (1) Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. ZeaVision LLC, C.A. No. 6:20-cv-06452-CJS (W.D.N.Y.); and (2) Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. SBH Holdings LLC, C.A. No. 20-cv-01463-VAC-CJB (D. Del.). Bausch + Lomb remains confident in the strength of these patents and B&L Inc. intends to continue to vigorously pursue these matters and defend its intellectual property.
Patent Litigation against Certain Ocuvite and PreserVision
On June 22, 2021, ZeaVision, LLC (“ZeaVision”) filed a complaint for patent infringement against certain of the Ocuvite® and PreserVision® products in the Eastern District of Missouri (Case No. 4:21-cv-00739-RWS). On June 29, 2021, ZeaVision amended its complaint to assert a second patent against certain of the Ocuvite® and PreserVision® products. On November 16, 2021, ZeaVision filed an additional complaint for patent infringement to assert a third patent against certain of the PreserVision® products (Case No. 4:21-cv-01352-RWS). On March 1, 2022, the cases were consolidated. On March 10, 2022, the court granted Bausch + Lomb’s motion to stay all proceedings pending inter partes review. On July 1, 2022, ZeaVision filed a motion to partially lift the stay to allow Case No. 4:21-cv-01352-RWS to proceed, and Bausch + Lomb opposed the motion. The Company disputes the claims and intends to vigorously defend this matter.
Lumify® Paragraph IV Proceedings
On August 16, 2021, B&L Inc. received a Notice of Paragraph IV Certification from Slayback Pharma LLC (“Slayback”), in which Slayback asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops (the “Lumify Patents”), are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Slayback’s generic drops, for which an ANDA has been filed by Slayback. B&L Inc., through its affiliate Bausch + Lomb Ireland Limited, exclusively licenses the Lumify Patents from Eye Therapies, LLC (“Eye Therapies”). On September 10, 2021, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Slayback pursuant to the Hatch-Waxman Act, alleging infringement by Slayback of one or more claims of the Lumify Patents, thereby triggering a 30-month stay of the approval of the Slayback ANDA.
On January 20, 2022, B&L Inc. received a Notice of Paragraph IV Certification from Lupin Ltd. (“Lupin”), in which Lupin asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops (the “Lumify Patents”), are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Lupin’s generic brimonidine tartrate solution, for which its ANDA No. 216716 has been filed by Lupin. On February 2, 2022, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Lupin pursuant to the Hatch-Waxman Act, alleging patent infringement by Lupin of one or more claims of the Lumify Patents, thereby triggering a 30-month stay of the approval of the Lupin ANDA.
B&L Inc. remains confident in the strength of the Lumify® related patents and B&L Inc. intends to vigorously defend its intellectual property.
Parties Review Proceedings at the U.S. Patent and Trademark Office

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
Following Acrux DDS’s IPR petition, the U.S. Patent and Trial Appeal Board (“PTAB”), in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia® (U.S. Patent No. 7,214,506 (the “‘506 Patent”)) and, on June 6, 2018, issued a written determination invalidating such patent. An appeal of this decision was filed on August 7, 2018. On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings. As a result of a settlement, a joint motion to terminate the proceedings was filed on November 12, 2020 and, on January 8, 2021, the PTAB granted this motion. The ‘506 Patent, therefore, remains valid and enforceable and expires in 2026. Jublia® is covered by sixteen Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2028 through 2035. In August and September 2018, the Company received notices of the filing of a number of ANDAs with paragraph IV certification, and has timely filed patent infringement suits against these ANDA filers, and, in addition, the Company has also commenced certain patent infringement proceedings in Canada against four separate defendants. All cases in U.S. regarding Jublia® have been settled. In Canada, two lawsuits remain pending against Apotex Inc.
Mylan has filed IPR petitions for certain U.S. patents listed in the FDA Orange Book for Trulance® (plecanatide). On March 21, 2022, Mylan filed a petition for IPR of U.S. Patent No. 7,041,786. On June 10, 2022, Mylan filed petitions for IPR of U.S. Patent Nos. 9,610,321, 9,616,097, 9,919,024, and 9,925,231. The Company remains confident in the strength of these patents and intends to vigorously defend its intellectual property.
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, the Company has been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-nine (29) of such product liability suits currently remain pending. In three (3) cases pending in the Atlantic County, New Jersey Multi-County Litigation, agreed stipulations of dismissal have been entered by the Court, thus dismissing the Company from those cases. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to the Company and its affiliates, and legal fees and costs will be paid by Johnson & Johnson. Twenty-eight (28) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions have been filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to the Company or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December 16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing the Company as a defendant; as a result, the British Columbia class action is concluded as to the Company.
Johnson & Johnson, through one or more subsidiaries, has purported to have completed a Texas divisional merger with respect to any talc liabilities at Johnson & Johnson Consumer, Inc. (“JJCI”). LTL Management, LLC (“LTL”), the resulting entity of the divisional merger, assumed JJCI’s talc liabilities and thereafter filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of North Carolina. Pursuant to court orders entered in November 2021, the case was transferred to the United States District Court for the District of New Jersey (the “Bankruptcy Court”), and substantially all cases related to Johnson & Johnson’s talc liability were stayed for a period of sixty (60) days pursuant to a preliminary injunction. Notwithstanding the divisional merger and LTL’s bankruptcy case, the Company and its affiliates continue to have indemnification claims and rights against Johnson & Johnson and LTL pursuant to the terms of the indemnification agreement entered into between JJCI and its affiliates and the Company and its affiliates, which indemnification agreement remains in effect. As a result, it is the Company’s current expectation that it will not incur any material impairments with respect to its indemnification claims as a result of the divisional merger or the bankruptcy. In

December 2021, certain talc claimants filed motions to dismiss the bankruptcy case. Shortly thereafter, LTL filed a motion in the Bankruptcy Court to extend the 60-day preliminary injunction. On February 25, 2022, the Bankruptcy Court entered orders denying the motions to dismiss and extending the preliminary injunction staying substantially all cases subject to the indemnification agreement related to Johnson & Johnson’s talc liability through at least June 29, 2022. The order denying the motions to dismiss and the order extending the preliminary injunction are subject to appeal and the bankruptcy court certified their appeals directly to the United States Court of Appeals for the Third Circuit. On May 11, 2022, the Third Circuit granted authorization for the parties to proceed with their direct appeals and on June 24, 2022, set an expedited briefing schedule to conclude on September 6, 2022. Further, pursuant to a court order dated March 18, 2022, the Bankruptcy Court directed certain talc claimants and LTL to mediate the issues related to the case in the hopes of achieving a global resolution. The Bankruptcy Court has also ordered separate mediation with respect to certain consumer protection claims against LTL by various state attorneys general. On May 4, 2022, the Bankruptcy Court extended LTL’s exclusive period to file a chapter 11 plan until September 9, 2022, which the talc claimants have challenged by filing a motion to terminate the exclusivity period and requesting a hearing on such motion for September 14, 2022. On July 26, 2022, the Bankruptcy Court held a hearing to consider alternative paths to case resolution, and on July 28, 2022, authorized an abbreviated estimation process designed to determine the extent of the debtor’s aggregate liability. Additionally, the Bankruptcy Court identified its proposed independent expert who will issue a report forecasting and estimating the volume and value of claims. Thereafter, the Bankruptcy Court will direct the parties to reconvene for mediation. On July 28, 2022, the Bankruptcy Court also ruled that it would leave in place the stay and injunction enjoining talc product liability cases from proceeding until at least the completion of the estimation process. Following the Bankruptcy Court’s July 28 ruling, on August 2, 2022, LTL filed a motion to extend its exclusivity period until 30 days after the issuance of the independent expert’s report, with a hearing on such motion requested for August 23, 2022. To the extent that any cases proceed during the pendency of the bankruptcy case, it is the Company’s expectation that Johnson & Johnson, in accordance with the indemnification agreement, will continue to vigorously defend the Company in each of the remaining actions.
General Civil Actions
U.S. Securities Litigation - New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, the Company and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in the Company’s common shares and debt securities who are also maintaining individual securities fraud claims against the Company and certain current or former officers and directors as part of the U.S. Securities Litigation. This newly filed action seeks a declaratory judgment that the transfer of the Company assets to Bausch + Lomb would constitute a voidable transfer under New Jersey’s Uniform Voidable Transactions Act and that Bausch + Lomb would become liable for damages awarded against the Company in the individual opt-out actions. The declaratory judgment action alleges that a transfer of assets from the Company to Bausch + Lomb would leave the Company with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against the Company in the underlying individual opt-out actions and the Company disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Exchange Act, and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt out actions are made against the Company and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by the Company and/or failures to disclose information about the Company’s business and prospects including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, the Company and Bausch + Lomb removed the action to the U.S. District Court for the District of New Jersey. As a result, the New Jersey Superior Court action is closed and the case is now pending in the District of New Jersey (Case No. 22-cv-01823). On April 29, 2022, Plaintiffs filed a motion to remand. That motion is fully briefed and pending as of June 30, 2022. Other proceedings are in abeyance pending resolution of Plaintiffs’ remand motion. Both the Company and Bausch + Lomb dispute the claims in this declaratory judgment action and intend to vigorously defend this matter.
California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. Bausch Health US filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief; Appellees’ response briefs were filed on October 8, 2021. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the Bankruptcy Court in the LTL bankruptcy proceeding. This stay included Appellants’ reply brief deadline, which was previously due to be filed on or before December 2, 2021. On March 9, 2022, the Ninth Circuit issued an order extending the stay through July 29, 2022. On July 29, 2022, Johnson & Johnson filed a status report in the Gutierrez appeal, outlining the developments since the last status report and the imposition of the current stay. Johnson & Johnson noted that following a July 26, 2022, hearing, the Bankruptcy Court left the preliminary injunction in place, and accordingly, asked the Ninth Circuit if Johnson & Johnson could have until December 19, 2022, to provide the next status report while the stay remains in place in this action. They also indicated they will inform the court if the status of the bankruptcy stay changes.
The Company and Bausch Health US dispute the claims against them and intend to defend this lawsuit vigorously.
New Mexico Attorney General Consumer Protection Action
The Company and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v. Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer, Inc., the Company and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. In April 2020, Bausch Health US filed a motion to dismiss, which in September 2020, the Court granted in part as to the New Mexico Medicaid Fraud Act and New Mexico Fraud Against Taxpayers Act claims and denied as to all other claims. The State of New Mexico brings claims against all defendants under the New Mexico Unfair Practices Act and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit seeks to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. Bausch Health US filed its answer on November 16, 2020. On December 30, 2020 Johnson & Johnson filed a Motion for Partial Judgment on the Pleadings and on January 4, 2021, Bausch Health US filed a joinder to that motion, which was denied on March 8, 2021. Trial is scheduled to begin on March 6, 2023.
On July 14, 2022, LTL filed an adversary proceeding in the Bankruptcy Court (Case No. 21-30589, Adv. Pro. No. 22-01231) against the State of New Mexico ex rel. Hector H. Balderas, Attorney General, and a motion seeking an injunction barring the State of New Mexico from continuing to prosecute the action while the bankruptcy case is pending. On July 20, 2022, the Bankruptcy Court entered a consent order pursuant to which, among other things, a hearing on the injunction is scheduled for August 23, 2022, and the action is stayed pending further order on the injunction motion. The one exception is that the parties in the New Mexico case may continue to litigate the scheduling order extension in that case which has been scheduled for hearing August 24, 2022.
The Company and Bausch Health US dispute the claims against them and intend to defend this lawsuit vigorously.
Other General Civil Actions
As referenced above, during the three months ended June 30, 2022, there have been no material updates or developments with respect to certain proceedings or actions as described under “General Civil Actions” in Note 20, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021. These matters include:
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas summary judgment on its counterclaims against Plaintiff and dismissing Plaintiff’s claims against it. The motion was fully briefed as of May 2021. The Court held a hearing on the motion on January 25, 2022. The motion remains pending. Bausch Health Americas disputes the claims against it and intends to continue to defend itself vigorously.
Litigation with Former Salix CEO
On January 28, 2019, former Salix Ltd. CEO and director Carolyn Logan filed a lawsuit in the Delaware Court of Chancery, asserting claims for breach of contract and declaratory relief. On November 19, 2021, Logan amended her complaint to add a claim for breach of the implied covenant of good faith and fair dealing. The lawsuit arises out of the contractual termination of approximately $30 million in unvested equity awards following the determination by the Salix Ltd. Board of Directors that Logan intentionally engaged in wrongdoing that resulted, or would reasonably be expected to result, in material harm to Salix Ltd., or to the business or reputation of Salix Ltd. Logan seeks the restoration of the unvested equity awards and a declaration regarding certain rights related to indemnification. On June 20, 2019, the Court entered an order staying the claim for declaratory relief pending the final resolution of the breach of contract claim. Trial is scheduled to commence on April 10, 2023.
The Company disputes the claims against it in each of these matters and intends to vigorously defend the matters.
19.SEGMENT INFORMATION
Reportable Segments
In connection with the Company’s previously announced plan to separate its Solta business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc., the Company had begun managing its operations in a manner which was consistent with the organizational structure of the two separate entities as proposed by the Solta IPO. As a result, during the first quarter of 2022, the Company’s Chief Executive Officer (“CEO”), who is the Company’s Chief Operating Decision Maker, commenced managing the business differently through changes in its operating and reportable segments, which necessitated a realignment of the Company’s historical segment structure. This realignment is consistent with how the Company’s CEO currently: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, effective in the first quarter of 2022, the Company operates in the following reportable segments: (i) Salix, (ii) International (formerly International Rx), (iii) Diversified Products, (iv) Solta Medical and (v) Bausch + Lomb. The new segment structure does not impact the Company’s reporting units but realigns the two reporting units of the former Ortho Dermatologics segment whereby its medical dermatology reporting unit (Ortho Dermatologics) is now part of the current Diversified Products segment and the Solta reporting unit is now the sole reporting unit of the new Solta Medical segment. Prior period presentation of segment revenues and segment profits has been recast to conform to the current segment reporting structure.
On June 16, 2022, the Company announced it was suspending plans for the Solta IPO; however, the Company is continuing to manage and operate the business in its current reportable segment structure. See Note 2, “SIGNIFICANT ACCOUNTING POLICIES” for additional information.
The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represented 81% and 80% of the Salix segment’s revenues for the three and six months ended June 30, 2022, respectively.
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
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Ophthalmic Pharmaceuticals products.
Segment profit is based on operating income after the elimination of intercompany transactions, including between Bausch + Lomb and other segments. Certain costs, such as Amortization of intangible assets, Asset impairments, Goodwill impairments, Restructuring, integration, separation and IPO costs and Other (income) expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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

Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenues:
Salix	$501	$516	$965	$988
International	233	313	477	619
Diversified Products	235	264	484	560
Solta Medical	57	73	129	145
Bausch + Lomb	941	934	1,830	1,815
	$1,967	$2,100	$3,885	$4,127
Segment profits:
Salix	$354	$370	$676	$697
International	66	103	157	212
Diversified Products	141	162	299	362
Solta Medical	20	39	55	80
Bausch + Lomb	208	213	414	452
	789	887	1,601	1,803
Corporate	(202)	(199)	(396)	(380)
Amortization of intangible assets	(302)	(360)	(612)	(717)
Goodwill impairments	(83)	—	(83)	(469)
Asset impairments, including loss on assets held for sale	(6)	(47)	(14)	(195)
Restructuring, integration, separation and IPO costs	(35)	(9)	(48)	(21)
Other income (expense), net	—	(542)	(2)	(512)
Operating income (loss)	161	(270)	446	(491)
Interest income	3	2	5	4
Interest expense	(410)	(364)	(772)	(732)
Gain (loss) on extinguishment of debt	113	(45)	113	(50)
Foreign exchange and other	4	7	(3)	8
Loss before income taxes	$(129)	$(670)	$(211)	$(1,261)

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

(in millions)	Salix	International	Diversified Products	Solta Medical	Bausch + Lomb	Total
	Three Months Ended June 30, 2022
Pharmaceuticals	$501	$69	$197	$—	$117	$884
Devices	—	—	—	57	392	449
OTC	—	35	1	—	364	400
Branded and Other Generics	—	122	31	—	61	214
Other revenues	—	7	6	—	7	20
	$501	$233	$235	$57	$941	$1,967

	Three Months Ended June 30, 2021
Pharmaceuticals	$514	$67	$223	$—	$138	$942
Devices	—	—	—	73	397	470
OTC	—	32	2	—	325	359
Branded and Other Generics	—	206	31	—	68	305
Other revenues	2	8	8	—	6	24
	$516	$313	$264	$73	$934	$2,100

	Six Months Ended June 30, 2022
Pharmaceuticals	$965	$134	$402	$—	$227	$1,728
Devices	—	—	—	129	778	907
OTC	—	73	3	—	699	775
Branded and Other Generics	—	255	67	—	113	435
Other revenues	—	15	12		13	40
	$965	$477	$484	$129	$1,830	$3,885

	Six Months Ended June 30, 2021
Pharmaceuticals	$984	$126	$465	$—	$259	$1,834
Devices	—	—	—	145	779	924
OTC	—	57	4	—	645	706
Branded and Other Generics	—	418	78	—	119	615
Other revenues	4	18	13	—	13	48
	$988	$619	$560	$145	$1,815	$4,127
The top ten products for the six months ended June 30, 2022 and 2021 represented 48% and 43% of total revenues for the six months ended June 30, 2022 and 2021, respectively.

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
U.S. and Puerto Rico	$1,190	$1,216	$2,305	$2,378
China	74	119	177	229
Canada	88	87	166	163
Poland	63	71	139	133
Mexico	69	56	130	125
France	58	56	115	110
Japan	50	55	101	115
Germany	35	28	80	70
United Kingdom	29	27	57	52
Russia	38	33	63	64
Spain	23	23	44	42
Italy	23	21	43	38
South Korea	20	20	39	40
Other	207	288	426	568
	$1,967	$2,100	$3,885	$4,127
Certain reclassifications have been made and are reflected in the table above.
Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Six Months Ended June 30,
	2022	2021
AmerisourceBergen Corporation	16%	17%
McKesson Corporation (including McKesson Specialty)	13%	16%
Cardinal Health, Inc.	11%	12%
20.SUBSEQUENT EVENT
Cross-Currency Swaps
During July 2022, the Company entered into cross-currency swaps, with aggregate notional amounts of $1,000 million, to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its Consolidated Financial Statements from adverse movements in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain Bausch + Lomb euro-denominated subsidiaries.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through August 9, 2022 and should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations..
Our accompanying unaudited interim Consolidated Financial Statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2021, which were included in our Annual Report on Form 10-K filed on February 23, 2022. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.
OVERVIEW
We are a global company whose mission is to improve people’s lives with our health care products. We develop, manufacture and market, primarily in the therapeutic areas of gastroenterology (“GI”) and dermatology, and eye health, a broad range of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) over-the-counter (“OTC”) products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices), which are marketed directly or indirectly in approximately 100 countries.
Our portfolio of products falls into five operating and reportable segments: (i) Salix, (ii) International (formerly International Rx), (iii) Diversified Products, (iv) Solta Medical and (v) Bausch + Lomb. These segments are discussed in detail in Note 19, “SEGMENT INFORMATION” to our unaudited Consolidated Financial Statements. The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represented 81% and 80% of the Salix segment’s revenues for the three and six months ended June 30, 2022, respectively.
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
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Ophthalmic Pharmaceuticals products.
During the first quarter of 2022, the Company changed its segment structure. The new segment structure resulted in a change to the Company’s former Ortho Dermatologics segment whereby its medical dermatology business (Ortho Dermatologics) is now managed by the Chief Operating Decision Maker (“CODM”) as part of the Diversified Products segment and the Solta Medical business is now managed by the CODM as its own operating and reportable segment. Prior period presentation of segment revenues and segment profits has been recast to conform to the current reporting structure.

Our Focus on Value
In 2016, we implemented a multi-year plan designed to transform and bring out value in our Company. The multi-year plan increased our focus on, among other factors, our: product portfolio, infrastructure, geographic footprint, capital structure and risk management. Since that time, we have been executing and continue to execute on our commitments to transform the Company and generate value. As discussed below, under the multi-year plan, we have taken actions that among other things included: (i) divesting non-core assets, (ii) making strategic investments in our core businesses and (iii) making measurable progress in improving our capital structure. These measures gave us operating flexibility and put us in a strong position to unlock the additional value to be found in our specific businesses. We believe that these and other actions we have taken to transform our Company, have helped to focus our operations, and improve our capital structure. These positive actions also presented us with an opportunity to unlock potential value across our portfolio of assets by separating our pharmaceutical and eye health businesses. Although management believes the B+L Separation (as defined below) will bring out additional value, there can be no assurance that it will be successful in doing so.
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb Global Vision Care (formerly Vision Care/Consumer Health), Global Surgical and Global Ophthalmic Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). In January 2022, we completed the internal organizational design and structure of the new eye health entity. The registration statement related to the B+L IPO was declared effective on May 5, 2022, and Bausch + Lomb’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, Bausch + Lomb was an indirect wholly-owned subsidiary of the Company.
On May 10, 2022, a wholly owned subsidiary of the Company (the “Selling Shareholder”) sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share, pursuant to the B+L IPO. In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares to cover over-allotments at the IPO offering price less underwriting commissions. On May 31, 2022, the underwriters partially exercised the over-allotment option granted by the Selling Shareholder and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb at an offering price of $18.00 per share (less applicable underwriting discount). The remainder of the over-allotment option granted to the underwriters expired.
Upon the closing of the B+L IPO and after giving effect to the partial exercise of the over-allotment option, the Company directly or indirectly holds 310,449,643 Bausch + Lomb common shares, which represents approximately 88.7% of Bausch + Lomb’s outstanding common shares. The aggregate net proceeds from the B+L IPO and the partial exercise of the over-allotment option by the underwriters, after deducting underwriting commissions were approximately $675 million. The Company remains committed to completing the B+L Separation as soon as is practical and believes the B+L Separation makes strategic sense. The completion of the B+L Separation is subject to the expiry of customary lockups related to the B+L IPO, the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals. The Company continues to evaluate the factors and considerations related to completing the B+L Separation and the effect of the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Consolidated Financial Statements) on the B+L Separation.
The B+L Separation will establish two separate, independent companies:
•Bausch + Lomb - a fully integrated, “pure play” eye health company built on the iconic Bausch + Lomb brand and long history of innovation; and
•Bausch Pharma - a diversified pharmaceutical company with leading positions in gastroenterology, hepatology, dermatology, neurology and international pharmaceuticals, and aesthetic medical devices. The remaining pharmaceutical entity will comprise a diversified portfolio of our leading durable brands across the Salix, International, dentistry, neurology, medical dermatology and generics, and aesthetic medical devices businesses.
We believe the B+L Separation will result in two highly attractive but dissimilar businesses. As independent entities, management believes that each company will be better positioned to individually focus on its core businesses to drive additional growth, more effectively allocate capital and better manage its respective capital needs. Further, the B+L Separation will allow us and the market to compare the operating results of each entity with other “pure play” peer companies. Although management believes the B+L Separation will bring out additional value, there can be no assurance that it will be successful in doing so.

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
As discussed in further detail below, the proceeds from the B+L IPO, along with those from the offering of the February 2027 Secured Notes, the B+L Debt Financing and the 2027 Term Loans (each as defined below), along with cash on hand, were used to repay and refinance a portion of our existing debt. In addition, we intend to use the proceeds from any potential future offers of Bausch + Lomb common shares to further repay, to the extent possible, a portion of our existing debt, thereby improving our capitalization and leverage. We believe the B+L Separation, if consummated, provides us with an attractive opportunity for liquidity to support the appropriate capitalization and leverage of the Bausch + Lomb entity and the remainder of Bausch Health Companies Inc., which we refer to as “Bausch Pharma” and which will assume a new name upon completion of the B+L Separation. However, management will also continue to explore additional alternatives in order to properly capitalize the two entities.
We have previously stated that all options for achieving the appropriate capitalization and leverage for these entities post-separation were being considered. Management remains focused on the capitalizations of the post-separation entities and has considered and continues to consider alternative means of achieving this, including dispositions from our existing business that we believe represent attractive opportunities for the Company and are in line with our plan of separation. This informed our decision to divest Amoun Pharmaceutical Company S.A.E. (“Amoun”) on July 26, 2021 and, as discussed below, use the net proceeds to repay certain debt obligations.
In addition to the capitalization and leverage ratios of each entity, there are considerations, approvals and conditions, including market conditions, that will determine the ultimate timing and structure of the B+L Separation, including regulatory approvals, final approval by our board of directors, any shareholder vote requirements that may be applicable, compliance with U.S. and Canadian securities laws and stock exchange rules, receipt of any applicable opinions and/or rulings with respect to the Canadian and U.S. federal income tax treatment of the B+L Separation and determination of the pro forma capitalization of each of the two entities post separation. The failure to satisfy all of the required conditions could delay the completion of the B+L Separation for a significant period of time or prevent it from occurring at all. We will need to complete a number of additional steps that will depend on the ultimate structure of the transactions (in addition to obtaining the regulatory approvals and satisfying the conditions described above) before we can complete the B+L Separation. As a result, there can be no assurance as to the timing of the completion of the B+L Separation or its structure or terms, and the information in this Form 10-Q relating to each transaction is preliminary and may change as the transactions progress and any such changes and their impact on the Company, or any of the companies that result from the consummation of the B+L Separation, may be material.
Solta Medical
On June 16, 2022, the Company announced it was suspending its previously announced plans to pursue an IPO of our Solta aesthetic medical device business (“Solta Medical”) (the “Solta IPO”). By the end of 2021, we had substantially completed the internal objectives necessary to facilitate the Solta IPO, however, we believe that the interests of the Company and its stakeholders, including shareholders and creditors, are best served in the near-term by focusing on driving Solta’s revenue, profitability and cash flow while also achieving key operational and regulatory milestones, and as such, Solta will remain as part of Bausch Health and continue to contribute to the Company’s performance, including the deleveraging of the Company’s balance sheet. The Company will revisit alternative paths for Solta in the future.
See Item 1A. “Risk Factors — Risk Relating to the B+L Separation and the Solta IPO” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022, for additional risks relating to the B+L Separation and the formerly planned Solta IPO.
Setting Up Our Company to Unlock Value
To position ourselves to unlock the value we see in our individual businesses, we have sought to right-size our portfolio of assets and provide financial flexibility. The Company has focused on the following growth drivers, that remain a focus of our growth strategies today:
•on May 10, 2022 in connection with the B+L IPO, the Company completed a series of transactions in which among other things: (i) Bausch + Lomb entered into a new credit facility, (ii) the Company repaid certain amounts outstanding under its existing term B loans, (iii) the Company refinanced the remaining amounts outstanding under its then existing credit facilities and (iv) the Company discharged the indenture governing its 6.125% Senior Unsecured Notes (as defined and described in the table in Note 10, “FINANCING ARRANGEMENTS,” to our unaudited Consolidated Financial Statements) due 2025 (the “April 2025 Unsecured Notes” and the related indenture the “April 2025 Unsecured Notes Indenture”). We believe these transactions bring us one step closer to meeting our commitment to properly capitalize the two entities post-separation while improving our overall capitalization and leverage. These actions are discussed in more detail below in “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”;
•divested non-core assets in order to narrow the Company’s activities to our core businesses where we believe we have an existing and sustainable competitive edge and the ability to generate operational efficiencies. To date, we received approximately $4,100 million in net proceeds from these divestitures, which includes the sale of Amoun as discussed below, on July 26, 2021;
•made strategic investments in our core businesses in order to support recent revenue growth and prepare for additional growth opportunities we plan to capitalize on for our core businesses;
•made measurable progress in improving our capital structure as we have repaid approximately $10,600 million in long-term debt obligations (net of additional borrowings, amounts refinanced and excluding the $1,210 million financing of the U.S. Securities Litigation settlement discussed below) during the period of January 1, 2016 through June 30, 2022, using the proceeds from the divestiture of non-core assets, proceeds from the B+L IPO, cash on hand, and cash from operations, including from a focus on working capital management; and
•resolved many of the Company’s legacy litigation matters originating back to 2015 and prior, including the most significant legacy legal matter, the U.S. Securities Litigation settlement, significantly reducing related possible disruptions and other uncertainties to our operations.
We believe that these and other actions we have taken to transform our Company, have helped focus our operations, unlocked value across our product portfolios, improved our capital structure and mitigated certain risks associated with legacy litigation matters. We believe that these measures, along with our continued commitment to improving people’s lives through our health products, help position us to unlock potential value across our portfolio of assets by separating our eye health and pharmaceutical businesses. Although management believes the B+L Separation will unlock additional value, there can be no assurance that it will be successful in doing so.
Divest Assets to Improve Our Capital Structure and Simplify Our Business
In order to better focus on our core businesses, we continue to evaluate opportunities to simplify our operations and improve our capital structure, including dispositions of various assets. For example, on July 26, 2021, we completed the sale of Amoun for total gross consideration of approximately $740 million, subject to certain adjustments (the “Amoun Sale”). Amoun manufactures, markets and distributes branded generics of human and animal health products. The Amoun business was part of the International segment (previously included within the former Bausch + Lomb/International segment). Revenues associated with Amoun were $137 million for the six months ended June 30, 2021 and $157 million for the period of January 1, 2021 through July 26, 2021. On July 30, 2021 and August 3, 2021, the Company made aggregate payments of $600 million, to repay $469 million of its June 2025 Term Loan B Facility and $131 million of its November 2025 Term Loan B Facility” (each as defined below), using the proceeds from the Amoun Sale and cash on hand.
We will continue to consider further dispositions of various assets in line with this strategy. While we anticipate that any future divestiture activities will be on non-core assets, we will consider dispositions in core areas that we believe represent attractive opportunities for the Company. See Note 4, “LICENSING AGREEMENTS AND DIVESTITURE” to our unaudited interim Consolidated Financial Statements for additional information.
Focus on Core Businesses
In line with this focus on our core businesses we have: (i) directed capital allocation to drive growth within these core businesses, (ii) made measurable progress in effectively managing our capital structure, (iii) increased our efforts to improve patient access and (iv) continued to invest in sustainable growth drivers to position us for long-term growth.
Direct Capital Allocation to Drive Growth Within Our Core Businesses
Our capital allocation is driven by our long-term growth strategies. We have been aggressively allocating resources to our core businesses globally through: (i) R&D investment, (ii) strategic licensing agreements and (iii) strategic investments in our infrastructure. The outcome of this process allows us to better drive value in our product portfolio and generate operational efficiencies.

R&D Investment
We search for new product opportunities through internal development and strategic licensing agreements, that, if successful, will allow us to leverage our commercial footprint, particularly our sales force, and supplement our existing product portfolio and address specific unmet needs in the market.
Our internal R&D organization focuses on the development of products through clinical trials. As of December 31, 2021, approximately 1,300 dedicated R&D and quality assurance employees in 25 R&D facilities were involved in our R&D efforts internally.
As of June 30, 2022, we have approximately 160 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
Gastrointestinal
•Rifaximin - Top line results from a Phase 2 study for the treatment of overt hepatic encephalopathy with a new formulation (SSD IR) of rifaximin showed a treatment benefit. Patients receiving 40 mg twice daily showed a statistically significant separation from placebo. The top line results from this Phase 2 study will help inform further research on potential new indications for rifaximin. A Phase 3 study has commenced (RED-C) with patients actively enrolling for the prevention of the first episode of Overt Hepatic Encephalopathy.

•Rifaximin - Rifaximin recently received orphan drug designation for sickle cell disease. A phase 2 study with novel dosage formulation is currently enrolling patients for the treatment of sickle cell disease.
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
Dermatology
•Arazlo® (tazarotene) Lotion, 0.045% - In June 2020, we launched this acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while maintaining efficacy.
•Internal Development Project (“IDP”) 120 - An acne product with a fixed combination of mutually incompatible ingredients: benzoyl peroxide and tretinoin. Phase 3 clinical studies have been completed and met the primary endpoints. We are currently evaluating next steps for this project.
•IDP-126 - An acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. Phase 3 clinical studies initiated in December 2019 were paused due to COVID-19 pandemic related factors, but resumed in June 2020. Both Phase 3 studies have been completed and have met their primary endpoints. A comparative bridging safety and efficacy study was delayed until 2021 due to COVID-19. The bridging study has completed enrollment in July 2022. We anticipate filing a New Drug Application (“NDA”) in the fourth quarter of 2022.
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
•LUMIFY® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. We launched this product in the U.S. in May 2018 and received Canadian approval in May 2022. Currently, we have several new line formulations under development. The first Phase 3 study in support of these line extensions has initiated. Additional studies are expected to commence in the second half of 2022.
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
•New Ophthalmic Viscosurgical Device (“OVD”) product - A formulation to protect corneal endothelium during phacoemulsification process during a cataract surgery and to help chamber maintenance and lubrication during IOL delivery. A clinical study report was completed for the cohesive OVD product (StableVisc™) during the second quarter of 2022. FDA approval is expected in the fourth quarter of 2022 and launch is expected in the first quarter of 2023. In addition, in March 2021, we received Premarket Approval from the FDA for Clearvisc™ dispersive OVD, which we launched in the U.S. in June 2021.
•Bausch + Lomb is expanding its portfolio of premium IOLs built on the enVista® platform with Monofocal Plus, EDOF and Trifocal optical designs for presbyopia correction. Bausch + Lomb expects that they will be commercialized together with a new preloaded inserter with two options: non-Toric, as well as Toric for astigmatism patients. Bausch + Lomb anticipates launching Monofocal Plus, Trifocal and EDOF optical designs for presbyopia in 2023, 2024 and 2025/2026, respectively.
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
•Bausch + Lomb ULTRA® Multifocal for Astigmatism contact lens - The first and only multifocal toric lens available as a standard offering in the eye care professional’s fit set. The new monthly silicone hydrogel lens, which was specifically designed to address the lifestyle and vision needs of patients with both astigmatism and presbyopia, combines the Company’s unique 3-Zone Progressive™ multifocal design with the stability of its OpticAlign® toric with MoistureSeal® technology to provide eye care professionals and their patients an advanced contact lens technology that offers the convenience of same-day fitting during the initial lens exam. Bausch + Lomb ULTRA® Multifocal for Astigmatism was launched in June 2019 and received European Union regulatory approval in the second quarter of 2020. In July 2021, we launched an extended parameter range of this product.
•Renu® Advanced Multi-Purpose Solution (“MPS”) - Contains a triple disinfectant system that kills 99.9% of germs tested, and has a dual surfactant system that provides up to 20 hours of moisture. Renu® Advanced MPS is FDA cleared with indications for use to condition, clean, remove protein, disinfect, rinse and store soft contact lenses including those composed of silicone hydrogels. Prior to 2022, Renu® Advanced MPS was launched in India, Mexico, Korea, Turkey and Greece and gained regulatory approvals in Indonesia, Malaysia, Singapore, the European Union, Belarus and China. In 2022, Renu® Advanced MPS was launched in Taiwan, Czech Republic, Israel, Poland and Slovakia. We anticipate launches in China, Taiwan, Argentina and the Latin America region during 2022 and launches in additional regions in 2023 and 2024.
•Zen™ Multifocal Scleral Lens for presbyopia - In January 2019, we launched this product in the U.S. exclusively available with Zenlens™ and Zen™ RC scleral lenses and will allow eye care professionals to fit presbyopic patients with regular and irregular corneas and those with ocular surface disease, such as dry eye. The Zen™ Multifocal Scleral Lens incorporates decentered optics, enabling the near power to be positioned over the visual axis.
•Tangible® Hydra-PEG® - A high-water polymer coating that is bonded to the surface of a contact lens and designed to address contact lens discomfort and dry eye. We launched this product in the U.S. in March 2019. Tangible® Hydra-PEG® coating technology in combination with our Boston® materials and Zenlens™ family of scleral lenses will help eye care professionals provide a better lens wearing experience for their patients with challenging vision needs.
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
In October 2020, we announced that we had entered into two exclusive license agreements which present us with unique developmental opportunities to address the unmet need of treatment for myopia in children. The first of these two licensing agreements is with Eyenovia, Inc. for the development and commercialization in the United States and Canada of an investigational microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression, also known as nearsightedness, in children ages 3-12. We expect to complete enrollment for a Phase 3 study during the first quarter of 2023. If approved by the FDA, we believe this investigational product could potentially change the treatment paradigm for the reduction of myopia progression in children. The second is an exclusive global licensing agreement with BHVI for a myopia control contact lens design developed by BHVI. The Company plans to pair BHVI’s novel contact lens design with our leading contact lens technologies to develop potential contact lens treatments designed to slow the progression of myopia in children.
In December 2019, we announced that we had acquired an exclusive license from Novaliq GmbH for the commercialization and development in the U.S. and Canada of the investigational treatment NOV03 (perfluorohexyloctane), a first-in-class investigational drug with a novel mechanism of action to treat dry eye diseases (“DED”) associated with Meibomian gland dysfunction (“MGD”). In an Open Label Safety study, NOV03 has achieved its enrollment target. In April 2021, we announced statistically significant topline data from the first of two Phase 3 studies and in September 2021, we announced statistically significant topline data from the second Phase 3 study. The NDA was filed in June 2022, and if approved, Bausch + Lomb anticipates launching in the U.S. in 2023. If approved by the FDA, we believe the addition of this investigational treatment for DED will help build upon Bausch + Lomb's strong portfolio of integrated eye health products.
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
Strategic Investments in our Infrastructure
In support of our core businesses, we have and continue to make strategic investments in our infrastructure, the most significant of which are at our Waterford facility in Ireland, our Rochester facility in New York and our Lynchburg facility in Virginia, both of which support our Bausch + Lomb business.
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
To address the expected global demand for our SiHy Daily disposable contact lenses, in November 2018, we initiated $300 million of additional expansion projects to add multiple production lines to our Rochester and Waterford facilities. The first phase of the production line installation program has been completed, and in the first half of 2022, we commenced commercial production of certain of our latest contact lenses, at both our Rochester and Waterford facilities. We expect to complete the expansion programs at our Rochester and Waterford facilities in the second half of 2022.
To further help us meet the anticipated demand of our contact lenses, in 2020, we initiated an expansion of the Company's Lynchburg distribution center. The new facility is expected to create new jobs over the next five years and expand the overall site to 200,000 square feet, which will provide distribution capabilities for medical devices, primarily contact lens products, and be the main point of distribution for these products in the U.S. This expansion program is expected to be completed in the second half of 2022.
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
Effectively Managing Our Capital Structure
In connection with the B+L Separation, we have emphasized that it is important that the post-separation entities be well capitalized, with appropriate leverage and access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth. Therefore, we see the appropriate capitalization and leverage of these entities post-separation as a key to bringing out the maximum value across our portfolio of assets and, so, it is a primary objective of our plan of separation.
Debt Repayments and Other Financing Transactions
In 2016, our executive team committed to improving our Company’s capital structure and, since that time, we have been executing and continue to execute on that commitment. As a result of a series of debt repayments and transactions since making that commitment, the Company positioned itself to execute on the B+L IPO, while at the same time progressing toward providing the appropriate capitalization and leverage of these businesses to effect the B+L Separation.
During 2022, we continue to effectively manage our capital structure by: (i) executing on our plan for the B+L Separation, including the B+L IPO which completed its initial closing on May 10, 2022, (ii) reducing our debt through repayments, (iii) extending the maturities of debt through refinancing and (iv) focusing on our credit ratings. During the six months ended June 30, 2022, we have reduced the aggregate principal amount of our debt obligations by approximately $800 million as follows:
2022 Notes Issuance and Credit Agreement Refinancing - In 2022, we continued to take actions in support of our commitment to improve our liquidity and reduce our leverage. These actions included:
•On February 10, 2022, the Company issued $1,000 million aggregate principal amount of 6.125% Senior Secured Notes due February 2027 (the “February 2027 Secured Notes”).
•On May 10, 2022:
•As previously discussed, the Company completed the initial closing of the B+L IPO. The aggregate net proceeds from the B+L IPO and the partial exercise of the over-allotment option by the underwriters, after deducting underwriting commissions were approximately $675 million.
•The Company entered into the 2022 Amended Credit Agreement as discussed in further detail below, under “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”. The 2022 Amended Credit Agreement consists of new term loans of $2,500 million and a revolving credit facility of $975 million.
•Bausch + Lomb entered into the B+L Credit Agreement as defined and discussed in further detail below under “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”. The B+L Credit Agreement provides for a five-year term loan facility in an initial principal amount of $2,500 million and also provides for a five-year revolving credit facility of $500 million.
The net proceeds from these transactions, along with cash on hand, allowed us to: (i) repay certain amounts outstanding under our then existing June 2025 Term Loan Facility and November 2025 Term Loan Facility, (ii) replace our existing revolving credit facility which was to have matured in 2023, with revolving credit facilities that mature in 2027, (iii) redeem in full all of our outstanding April 2025 Unsecured Notes and (iv) replace our then remaining amounts outstanding under our June 2025 Term Loan Facility and November 2025 Term Loan Facility with term loan facilities that expire in 2027.
Early Extinguishment of Debt - During June 2022, through a series of transactions we repurchased and retired, outstanding senior unsecured notes with an aggregate par value of $481 million in the open market for approximately $300 million using: (i) the net proceeds from the partial exercise of the over-allotment option in the B+L IPO by the underwriters, after deducting underwriting commissions, (ii) amounts available under our revolving credit facility and (iii) cash on hand. The senior unsecured notes retired had maturities of January 2028 through February 2031 and had a weighted average interest rate of approximately 5.35%. As a result of these transactions, we recognized a gain on the extinguishment of debt of approximately $176 million, net of write-offs of debt premiums, discounts and deferred issuance costs, representing the differences between the amounts paid to retire the senior unsecured notes and their carrying value.
The repayment of the (i) June 2025 Term Loan B Facility, (ii) November 2025 Term Loan B Facility, (iii) 2023 Revolving Credit Facility and (iv) redemption of April 2025 Senior Unsecured notes were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $63 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. As a result of these transactions and the open market repurchases, the Company realized a net gain on early extinguishment of $113 million.
Debt Repayments
Excluding the impact of the $1,210 million financing of the U.S. Securities Litigation settlement (discussed in the subsequent section titled “Off-Balance Sheet Arrangements and Contractual Obligations”) we have repaid (net of additional borrowings) approximately $10,600 million of long-term debt during the period January 1, 2016 through June 30, 2022 using the net cash proceeds from divestitures of non-core assets, the B+L IPO, cash on hand, cash from operations, including from our focus on working capital management.
We believe these transactions bring us closer to meeting our commitment to properly capitalize the two entities post-separation while improving our overall capitalization and leverage.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements and “Liquidity and Capital Resources: Long-term Debt” below for additional discussion of these matters. Cash requirements for future debt repayments including interest can be found in “Management’s Discussion and Analysis - Off-Balance Sheet Arrangements and Contractual Obligations.”
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
Patient Access and Pricing Committee - Our Patient Access and Pricing Committee is responsible for setting, changing and monitoring the pricing of our products and evaluating contract arrangements that determine the placement of our products on drug formularies. The Patient Access and Pricing Committee considers new to market product pricing, price changes and their impact across channels on patient accessibility and affordability. Since its inception in 2016, the Patient Access and Pricing Committee has limited the average annual price increase for our branded prescription pharmaceutical products to single digits. Future pricing changes and programs could affect the average realized pricing for our products and may have a significant impact on our revenues and profits.

Bausch Health Patient Assistance Program - In the face of the COVID-19 pandemic, some people have financial obstacles that keep them from obtaining and continuing their prescribed treatments. We are committed to supporting patients who have lost employment health benefits due to the COVID-19 pandemic, and because it is essential that our patients continue their prescribed treatments, we are proud to offer certain of our prescription medicines through our Bausch Health Patient Assistance Program. The purpose of the Bausch Health Patient Assistance Program is to provide eligible unemployed patients in the U.S., who meet stated qualifications and have lost their health insurance due to the COVID-19 pandemic, with certain of our prescription products where their financial circumstances or insurance status would otherwise interfere with their ability to access such products. If approved, patients receive their Bausch Health Companies Inc. prescription product(s) at no cost to them for up to one year, and may be able to reapply to the program annually if they continue to meet eligibility requirements and have a valid prescription.
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
Leveraging our Salix Infrastructure - We strongly believe in our GI product portfolio and we have implemented initiatives, including increasing our marketing presence and identifying additional opportunities outside our existing GI portfolio, to further capitalize on the value of the infrastructure we have built around these products to extend our market share.
In the first quarter of 2017, we hired approximately 250 trained and experienced sales force representatives and managers to create, bolster and sustain deep relationships with primary care physicians (“PCP”). With approximately 70% of IBS-D patients initially presenting symptoms to a PCP, we continue to believe that the dedicated PCP sales force is well positioned to reach more patients in need of IBS-D treatment.
Our sales force has been successful in delivering consistent growth in demand for our GI products, demonstrated by our growth in Salix revenues of 32% when comparing 2021 to 2017. We continue to seek ways to bring out further value through leveraging our existing sales force including the following opportunities:
Trulance® Acquisition - In March 2019, we completed the acquisition of certain assets of Synergy Pharmaceuticals Inc. (“Synergy”), whereby we acquired the worldwide rights to the Trulance® product, a once-daily tablet for adults with chronic idiopathic constipation, or CIC and irritable bowel syndrome with constipation, or IBS-C. We believe that the Trulance® product complements our existing Salix products and allows us to effectively leverage our existing GI sales force. In order to drive growth of the Trulance® product, we have increased the number of sales force representatives for the Trulance® product. We believe this has been successful as Trulance® revenues were $47 million and $49 million for the six months ended June 30, 2022 and 2021, respectively.
Licensing Arrangement - As previously discussed, in April 2019, we entered into a licensing agreement to develop and commercialize MT-1303 (amiselimod), a late-stage oral compound that targets the sphingosine 1-phosphate receptor that plays a role in autoimmune diseases, such as inflammatory bowel disease and ulcerative colitis. This license presents a unique developmental opportunity to address unmet needs of individuals suffering with certain

GI and liver diseases and, if developed and approval is obtained from the FDA, will allow us to further utilize our existing sales force and infrastructure to extend our market share in the future and create value.
Investment in Next Generation Formulations - Revenues from our Xifaxan® product line increased approximately 11%, 2% and 22% in 2021, 2020 and 2019, respectively. For the six months ended June 30, 2022 and 2021, Xifaxan® product revenues were $775 million and $768 million respectively, an increase of $7 million or 1%. In order to extend growth in Xifaxan®, we continue to directly invest in next generation formulations of Xifaxan® and rifaximin, the principal semi-synthetic antibiotic used in our Xifaxan® product. In addition to three R&D programs in progress, we have another R&D program planned for a next generation formulation of Xifaxan® (rifaximin) which would address a new indication.
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
Investment in Our Solta Aesthetic Medical Device Business - Next generation Thermage FLX®, a fourth-generation non-invasive treatment option using a radio frequency platform designed to optimize key functional characteristics and improve patient outcomes, has been on sale since 2017 in the U.S., Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, Australia and various parts of Europe as part of our Solta aesthetic medical devices portfolio. We plan to continue to expand into other regions, paced by country-specific regulatory registrations. Next generation Thermage FLX® revenues were $154 million and $142 million for the years 2021 and 2020, respectively. Consistent with our business strategy to continually update and improve our technology, in 2021, we launched, in the U.S., our next generation Clear + Brilliant® Touch system which is designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths. The launch of our next generation Clear + Brilliant® Touch system in the U.S. is expected to serve as a foundation for future launches in Asia and Europe.
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
In support of the complete dermatology portfolio, we continue to take a number of actions that we believe will help our efforts to stabilize our dermatology business. These actions include: (i) building on our legacy brands to improve and meet today’s physician relevance and customer service, (ii) making key investments in our core medical device and dermatological products portfolios, (iii) optimizing our go to market strategy by building on our relationships with prescribers of our products to balance our sales portfolio with the business’ profitability, (iv) refocusing our operational and promotional resources and (v) improving patient access to our Ortho Dermatologics products through our cash-pay prescription program previously discussed. In addition, we made significant investments to build out our psoriasis and acne portfolios as follows:
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
Acne - In support of our established acne product portfolio, we have developed and launched several products, which include Arazlo® (tazarotene) Lotion (launched in the U.S. in June 2020), Altreno® (launched in the U.S. in October 2018), the first lotion (rather than a gel or cream) product containing tretinoin for the treatment of acne, and Retin-A Micro® 0.06% (launched in the U.S. in January 2018). As previously discussed, we also have a unique acne project in our pipeline (IDP-126) that, if approved by the FDA, we believe will further innovate and advance the treatment of acne.
Invest in our Bausch + Lomb Business - As a fully integrated eye health business with a legacy of over 165 years, Bausch + Lomb has an established line of contact lenses, intraocular lenses and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye health market. As part of our global Bausch + Lomb business strategy, we continually look for key trends in the eye health market to meet changing consumer/patient needs and identify areas for investment to extend our market share through new launches and effective pricing.

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
We also license selective molecules or technology in leveraging our own R&D expertise through development, as well as seek out external product development opportunities. As previously discussed, we acquired a global exclusive license for a myopia control contact lens design developed by BHVI, which we plan to pair with our leading contact lens technologies to develop potential contact lens treatments designed to slow the progression of myopia in children, and exclusive licenses for the commercialization and development in the U.S. and Canada of: (i) a microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression in children ages 3-12; (ii) Xipere® which was approved by the FDA in October 2021 and launched in the first quarter of 2022, and is the first treatment available in the U.S. that utilizes the suprachoroidal space to treat patients suffering from macular edema associated with uveitis; and (iii) NOV03, an investigational drug with a novel mechanism of action to treat DED associated with MGD which has demonstrated statistically significant topline data in two Phase 3 studies. We also acquired the U.S. rights to EM-100, which was launched in February 2021 as Alaway® Preservative-Free and is the first OTC preservative-free formulation eye drop for the temporary relief of itchy eyes due to pollen, ragweed, grass, animal hair, and dander in adults and children 3 years of age and older. We believe investments in these investigational treatments, if approved by the FDA, will complement, and help build upon our strong portfolio of integrated eye health products.
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
Business Trends
In addition to the actions previously outlined, the events described below have affected and may affect our business trends. The matters discussed in this section contain forward-looking statements. Please see “Forward-Looking Statements” at the end of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity and sanctions against Russia, Belarus and specific areas of Ukraine have continued, the war has increasingly affected economic and global financial markets and exacerbated ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption.
Our revenues attributable to Russia for the six months ended June 30, 2022 and 2021 were $63 million and $64 million, respectively. Our revenues attributable to Ukraine for the six months ended June 30, 2022 and 2021 were $3 million and $5 million, respectively. Our revenues attributable to Belarus for the six months ended June 30, 2022 and 2021 were $4 million in each period. As the geopolitical situation in Eastern Europe continues to intensify, political events and sanctions are continually changing, and we continue to assess the impact that the Russia-Ukraine war has had and will have on our businesses. These impacts may include but are not limited to: (i) interruptions or stoppage of production, (ii) damage or loss of inventories, (iii) supply-chain and product distribution disruptions in Eastern Europe, (iv) volatility in commodity prices and currencies, (v) disruption in banking systems and capital markets, (vi) reductions in sales and earnings of business in affected areas, (vii) increased costs and (viii) cyberattacks.
To date, these challenges have not yet had a material impact on our operations; however, we anticipate that the ongoing conflict in this region and the sanctions and other actions by the global community in response will continue to hinder our ability to conduct business with customers and vendors in this region. For example, we expect to experience further disruption and delays in the supply of our products to our customers in Russia, Belarus and Ukraine. We may also experience further decreased demand for our products in these countries as a result of the conflict and invasion. In addition, we expect to experience difficulties in collecting receivables from such customers. If we continue to be hampered in our ability to conduct business with new or existing customers and vendors in this region, our business, and operations, including our revenues, profitability and cash flows, could be adversely impacted. Furthermore, if the sanctions and other retaliatory measures imposed by the global community change, we may be required to cease or suspend our operations in the region or, should the conflict worsen, we may voluntarily elect to do so. We cannot provide assurance that current sanctions or potential future changes in these sanctions or other measures will not have a material impact on our operations in Russia, Belarus and Ukraine. The disruption to or suspension of our business and operations in Russia, Belarus and Ukraine may have a material adverse impact on our business, financial condition, cash flows and results of operations. We will continue to monitor the impacts of the Russia-Ukraine war on macroeconomic conditions and continually assess the effect these matters may have on our businesses.
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
The outbreak of the omicron variant in China in 2022 has resulted in government enforced lockdowns and other social restrictions, which impacted our ability to conduct business as usual in certain regions in China, particularly Shanghai. The lockdowns in China have impacted the demand for certain products, particularly our consumer, vision care and Solta products, as shelter in place orders limit the demand and need for the use of contact lenses and related products as well as for aesthetic medical treatments. Our revenues in China for the six months ended June 30, 2022 and 2021 were $177 million and $229 million, respectively, a decrease of $52 million and, in part, reflects the impact of the surge of the omicron variant in China. Additionally, government enforced lockdowns have caused certain businesses to suspend operations, creating distribution and other logistic issues for the distribution of our products and the sourcing for a limited number of raw materials. Through the date of this filing, we have dealt with these issues in China with only a minimal impact on our manufacturing and distribution processes. However, as the impacts of global reaction to the COVID-19 pandemic remains a fluid situation, we continue to monitor the impacts on our businesses of the COVID-19 virus and variant and subvariant strains thereof in order to timely address new issues if and when they arise.
For a further discussion of these and other COVID-19 related risks, see Item 1A. “Risk Factors — Risk Relating to COVID-19” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022.
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
Global Minimum Corporate Tax Rate
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation has since been extended to 2024. The Inclusive Framework plan has now been agreed to by 141 OECD members, including several countries which did not agree to the initial plan. Under pillar one, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must now be implemented by the OECD Members who have agreed to the plan, effective in 2024. On December 20, 2021, the OECD published model rules to implement the pillar two rules, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. Some further guidance on the plan and the related rules has been published, with additional guidance expected to be published in 2023. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. While we are unable to predict when and how the Inclusive Framework agreement will be enacted into law in these countries, and it is possible that the implementation of the Inclusive Framework agreement, including the global minimum corporate tax rate could have a material effect on our liability for corporate taxes and our consolidated effective tax rate.
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
In 2018, we faced uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. However, we believe there is low likelihood of repeal of the ACA, given the failure of the Senate’s multiple attempts to repeal various combinations of ACA provisions and the change in the U.S. Presidential administration. There is no assurance that any replacement or administrative modifications of the ACA will not adversely affect our business and financial results, particularly if the replacing legislation reduces incentives for employer-

sponsored insurance coverage, and we cannot predict how future federal or state legislative or administrative changes relating to the reform will affect our business.
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
Adoption of legislation at the federal or state level could materially affect demand for, or pricing of, our products. Additionally, U.S. President Joseph Biden and several members of the current U.S. Congress have indicated that lowering drug prices is a legislative and political priority. Other legislative efforts relating to drug pricing have been enacted and others have been proposed at the U.S. federal and state levels. For instance, certain states have enacted legislation related to prescription drug pricing transparency. Several states have passed importation legislation and Florida is working with the U.S. government to implement an importation program from Canada. We also anticipate that Congress, state legislatures and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations affecting additional fundamental changes in the health care delivery system. We continually review newly enacted and proposed U.S. federal and state legislation, as well as proposed rulemaking and guidance published by the Department of Health and Human Services and the FDA; however, at this time, it is unclear the effect these matters may have on our businesses.
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
In addition, for a number of our products (including Xifaxan® 200mg and 550mg, Bryhali®, Duobrii®, Trulance®, Lumify® and Relistor® Injection in the U.S. and Jublia® in Canada), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.
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
Bryhali® Lotion, 0.01% (Padagis) - On March 20, 2020, the Company received a Notice of Paragraph IV Certification from Perrigo Israel Pharmaceuticals, Ltd. (now Padagis LLC) (“Padagis”), in which Padagis asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Bryhali® (halobetasol propionate) lotion, 0.01% are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Padagis’ generic halobetasol propionate lotion, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Padagis. On May 1, 2020, the Company filed suit against Padagis pursuant to the Hatch-Waxman Act, alleging infringement by Padagis of one or more claims of the Bryhali® patents, thereby triggering a 30-month stay of the approval of the Padagis ANDA for halobetasol propionate lotion. On September 3, 2020, this action was consolidated with the action between the Company and Padagis described below, regarding Padagis’ ANDA for generic Duobrii® (halobetasol propionate and tazarotene) lotion. A trial in the consolidated action has been scheduled for October 4, 2022. The Company remains confident in the strength of the Bryhali® patents and intends to vigorously pursue this matter and defend its intellectual property.
Duobrii® Lotion (Padagis) - On July 23, 2020, the Company received a Notice of Paragraph IV Certification from Padagis, in which Padagis asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Duobrii® (halobetasol propionate and tazarotene) lotion, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Padagis’ generic lotion, for which an ANDA has been filed by Padagis. On August 28, 2020, the Company filed suit against Padagis pursuant to the Hatch-Waxman Act, alleging infringement by Padagis of one or more claims of the Duobrii® Patents, thereby triggering a 30-month stay of the approval of the Padagis ANDA. On September 3, 2020, this action was consolidated with the action between the Company and Padagis described above, regarding Padagis’ ANDA for generic Bryhali® (halobetasol propionate) lotion. A trial in the consolidated action has been scheduled for October 4, 2022. We remain confident in the strength of the Duobrii® patents and will vigorously defend our intellectual property.

Duobrii® Lotion (Taro) - In June 2022, the Company received a Notice of Paragraph IV Certification from Taro Pharmaceuticals Inc. (“Taro”), in which Taro asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Duobrii® (halobetasol propionate and tazarotene) lotion, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use, sale, offer for sale, or importation of Taro’s generic lotion, for which an ANDA has been filed by Taro. On July 21, 2022, the Company filed suit against Taro pursuant to the Hatch-Waxman Act, alleging infringement by Taro of one or more claims of the Duobrii® Patents and triggering a 30-month stay of the approval of the Taro ANDA. We remain confident in the strength of the Duobrii® patents and will vigorously defend our intellectual property.
Xifaxan® 550mg Patent Litigation (Actavis) - On March 23, 2016, the Company initiated litigation against Actavis Laboratories FL, Inc. (“Actavis”), which alleged infringement by Actavis of one or more claims of each of the Xifaxan® patents. On September 12, 2018, we announced that we had reached an agreement with Actavis that resolved the existing litigation and eliminated the pending challenges to our intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets. As part of the agreement, the parties agreed to dismiss all litigation related to Xifaxan® (rifaximin), Actavis acknowledged the validity of the licensed patents for Xifaxan® (rifaximin) 550 mg tablets and all intellectual property protecting Xifaxan® (rifaximin) 550 mg tablets will remain intact and enforceable until expiry in 2029. The agreement also grants Actavis a non-exclusive license to the intellectual property relating to Xifaxan® (rifaximin) 550 mg tablets in the United States beginning January 1, 2028 (or earlier under certain circumstances). The Company will not make any financial payments or other transfers of value as part of the agreement. In addition, under the terms of the agreement, beginning January 1, 2028 (or earlier under certain circumstances), Actavis will have the option to: (i) market a royalty-free generic version of Xifaxan® tablets, 550 mg, should it receive approval from the FDA on its ANDA, or (ii) market an authorized generic version of Xifaxan® tablets, 550 mg, in which case, we will receive a share of the economics from Actavis on its sales of such an authorized generic. Actavis will be able to commence such marketing earlier if another generic rifaximin product is granted approval and such other generic rifaximin product begins to be sold or distributed before January 1, 2028.
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
Xifaxan® 550mg Patent Litigation (Norwich) - On March 26, 2020, the Company and its licensor, Alfasigma, filed suit against Norwich Pharmaceuticals Inc. (“Norwich”), alleging infringement by Norwich of one or more claims of the 23 Xifaxan® patents by Norwich’s filing of its ANDA for Xifaxan® (rifaximin) 550 mg tablets. On November 13, 2020, an additional three patents alleged to be infringed by Norwich were added to the suit. Xifaxan® 550mg is protected by 26 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. Trial in this matter was held in March 2022. The court issued an Oral Order on July 28, 2022 indicating that the court will find certain U.S. Patents protecting the use of Xifaxan® (rifaximin) 550 mg tablets for the reduction in risk of hepatic encephalopathy (“HE”) recurrence valid and infringed and U.S. Patents protecting the composition, and use of Xifaxan® for treating inflammatory bowel syndrome with diarrhea (“IBS-D”) invalid. The Company remains confident in the strength of the Xifaxan® patents and intends to appeal the court’s judgment and vigorously defend its intellectual property.
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
Generic Competition to Uceris® - In July 2018, a generic competitor launched a product which will directly compete with our Uceris® Tablet product. As disclosed in our prior filings, the Company initiated various infringement proceedings against this generic competitor. The Court construed the claims of the asserted patents on August 2, 2019 and, on October 24, 2019, the Company agreed to a judgment that the asserted patents did not cover the generic tablets under the Court’s claim construction, while reserving its right to appeal the claim construction. On November 22, 2019, the Company filed a Notice of Appeal with respect to the claim construction in the Court of Appeals for the Federal Circuit. On December 18, 2020, the Court of Appeals for the Federal Circuit affirmed the District Court’s claim construction. The ultimate impact of this generic competitor on our future revenues cannot be predicted; however, Uceris® Tablet revenues for the six months ended June 30, 2022 and 2021 were approximately $7 million and $5 million, respectively, and for the years 2021, 2020 and 2019 were approximately $10 million, $15 million and $20 million, respectively.
Generic Competition to Jublia® - On June 6, 2018, the U.S. Patent and Trial Appeal Board (“PTAB”) completed its inter partes review for an Orange Book-listed patent covering Jublia® (U.S. Patent No 7,214,506 (the “‘506 Patent”)) and issued a written determination invalidating such patent. On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings. As a result of a settlement, a joint motion to terminate the proceedings was filed on November 12, 2020 and, on January 8, 2021, the PTAB granted this motion. The ‘506 Patent, therefore, remains valid and enforceable and expires in 2026. Jublia® revenues for the six months ended June 30, 2022 and 2021 were approximately $54 million and $50 million, respectively, and for the years 2021, 2020 and 2019 were approximately $100 million, $111 million and $110 million, respectively. Jublia® is covered by fourteen additional Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2028 through 2035. In August and September 2018, the Company received notices of the filing of a number of ANDAs with paragraph IV certification, and has timely filed patent infringement suits against these ANDA filers, and, in addition, the Company has also commenced certain patent infringement proceedings in Canada against three separate defendants. All cases in the U.S. regarding Jublia® have been settled. In Canada, two lawsuits remain pending against Apotex, Inc.
PreserVision® Patent Litigation - PreserVision® AREDS and PreserVision® AREDS 2 are over the counter eye vitamin formulas for those with moderate-to-advanced age-related degeneration (“AMD”). The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. The Company has filed patent infringement proceedings against 16 defendants claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. Twelve of these proceedings were subsequently settled; two resulted in entry of a default. One defendant filed a declaratory judgment action after the Company filed its suit, seeking declaratory judgment related to patent claims as well as false advertising and unfair competition claims. As of the date of this filing, there are two ongoing matters. The Company remains confident in the strength of these patents and will continue to vigorously pursue these matters and defend its intellectual property.
See Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Consolidated Financial Statements elsewhere in this Form 10-Q, as well as Note 20, “LEGAL PROCEEDINGS” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022 for further details regarding certain infringement proceedings.
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
See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022, for additional information on our competition risks.
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
FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides selected unaudited financial information for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2022	2021	Change	2022	2021	Change
Revenues	$1,967	$2,100	$(133)	$3,885	$4,127	$(242)
Operating income (loss)	$161	$(270)	$431	$446	$(491)	$937
Loss before income taxes	$(129)	$(670)	$541	$(211)	$(1,261)	$1,050
Net loss attributable to Bausch Health Companies Inc.	$(145)	$(595)	$450	$(214)	$(1,205)	$991
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.40)	$(1.66)	$1.26	$(0.59)	$(3.37)	$2.78
Financial Performance
Summary of the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Revenues for the three months ended June 30, 2022 and 2021 was $1,967 million and $2,100 million, respectively, a decrease of $133 million, or 6%. The decrease was primarily due to: (i) the impact of our divestiture of Amoun on July 26, 2021, (ii) a decrease in net volumes in our Diversified Products, Salix and Solta segments, offset by an increase in net volumes in our Bausch + Lomb segment and (iii) the unfavorable impact of foreign currencies, primarily in Europe and Asia. These decreases were partially offset by an increase in net realized pricing, primarily in our Bausch + Lomb segment.
Operating income for the three months ended June 30, 2022 was $161 million as compared to an operating loss of $270 million for the three months ended June 30, 2021, an increase in our operating results of $431 million and reflects, among other factors:
•a decrease in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $95 million primarily due to: (i) the decrease in revenues as previously discussed and (ii) higher manufacturing variances, primarily as a result of inflationary pressures related to certain manufacturing costs;
•a decrease in selling, general and administrative (“SG&A”) of $9 million primarily attributable to: (i) the impact of our divestiture of Amoun on July 26, 2021 and (ii) the favorable impact of foreign currencies partially offset by: (i) higher selling, advertising and promotion expenses, (ii) higher compensation expense and (iii) an increase in separation-related and IPO-related costs;
•an increase in R&D of $12 million primarily attributable to lower R&D spend in 2021, as certain R&D activities and clinical trials which were suspended in response to the COVID-19 pandemic in 2020 and did not normalize until later in 2021;
•an increase in Goodwill impairments of $83 million. During the three months ended June 30, 2022, we recognized an $83 million impairment to the goodwill of the Ortho Dermatologics reporting unit primarily driven by an increase in the discount rate due to changes in market conditions;
•a decrease in Amortization of intangible assets of $58 million primarily attributable to fully amortized intangible assets no longer being amortized in 2022;
•a decrease in Asset impairments, including loss on assets held for sale of $41 million primarily attributable to an adjustment to the loss on assets held for sale in connection with the Amoun Sale during 2021;
•an increase in Restructuring, integration, separation and IPO costs of $26 million primarily attributable to an increase in Separation costs and IPO costs associated with the B+L Separation, the B+L IPO completed on May 10, 2022 and the Solta IPO which was suspended in June 2022; and
•a favorable change in Other expense, net of $542 million, primarily attributable to higher adjustments related to the settlements of certain litigation matters during the three months ended June 30, 2021.

Operating income for the three months ended June 30, 2022 was $161 million as compared to an operating loss of $270 million for the three months ended June 30, 2021 and included non-cash charges for Depreciation and amortization of intangible assets of $347 million and $404 million, Goodwill impairments of $83 million and $0, Asset impairments, including loss on assets held for sale, of $6 million and $47 million and Share-based compensation of $26 million and $31 million, respectively.
Loss before income taxes for the three months ended June 30, 2022 and 2021 was $129 million and $670 million, respectively, a decrease of $541 million. The decrease in our Loss before income taxes is primarily attributable to: (i) the increase in our operating results of $431 million, as previously discussed and (ii) the favorable change in Gain (loss) on extinguishment of debt of $158 million, partially offset by an increase in Interest expense of $46 million.
Net loss attributable to Bausch Health Companies Inc. for the three months ended June 30, 2022 and 2021 was $145 million and $595 million, respectively, an increase in our results of $450 million. The increase in our results was primarily due to the decrease in our Loss before income taxes of $541 million, as previously discussed, partially offset by an unfavorable change in income taxes of $87 million.
Summary of the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Revenues for the six months ended June 30, 2022 and 2021 was $3,885 million and $4,127 million, respectively, a decrease of $242 million, or 6%. The decrease was primarily due to: (i) the impact of our divestiture of Amoun on July 26, 2021, (ii) the unfavorable impact of foreign currencies and (iii) a decrease in net volumes primarily attributable to our Diversified Products, Salix and Solta segments partially offset by an increase in volumes in our Bausch + Lomb segment. These decreases were partially offset by an increase in net realized pricing, primarily in our Salix and International segments.
Operating income for the six months ended June 30, 2022 was $446 million and operating loss for the six months ended June 30, 2021 was $491 million, an increase in our operating results of $937 million and reflects, among other factors:
•a decrease in contribution of $179 million primarily due to: (i) the decrease in revenues as previously discussed and (ii) higher manufacturing variances, primarily as a result of inflationary pressures related to certain manufacturing costs;
•an increase in SG&A of $7 million primarily attributable to: (i) higher advertising and promotion expenses, (ii) higher compensation expense and (iii) an increase in separation-related and IPO-related costs partially offset by: (i) the impact of our divestiture of Amoun on July 26, 2021 and (ii) the favorable impact of foreign currencies;
•an increase in R&D of $27 million primarily attributable to lower R&D spend in 2021, as certain R&D activities and clinical trials which were suspended in response to the COVID-19 pandemic in 2020 and did not normalize until later in 2021;
•a decrease in Amortization of intangible assets of $105 million primarily attributable to fully amortized intangible assets no longer being amortized in 2022;
•a decrease in Goodwill impairments of $386 million. Goodwill impairments associated with our Ortho Dermatologics reporting unit were $83 million and $469 million for the six months ended June 30, 2022 and 2021, respectively;
•a decrease in Asset impairments, including loss on assets held for sale of $181 million, primarily attributable to an adjustment to the loss on assets held for sale in connection with the Amoun Sale during 2021;
•an increase in Restructuring, integration, separation and IPO costs of $27 million primarily attributable to an increase in Separation costs and IPO costs associated with the B+L Separation, the B+L IPO completed on May 10, 2022 and the Solta IPO which was suspended in June 2022; and
•a favorable change in Other expense, net of $510 million primarily attributable to higher adjustments related to the settlements of certain litigation matters during the six months ended June 30, 2021.
Operating income for the six months ended June 30, 2022 was $446 million and operating loss for the six months ended June 30, 2021 was $491 million, and included non-cash charges for Depreciation and amortization of intangible assets of $699 million and $807 million, Asset impairments, including loss on assets held for sale of $14 million and $195 million, Goodwill impairments of $83 million and $469 million and Share-based compensation of $58 million and $62 million, respectively.
Loss before income taxes for the six months ended June 30, 2022 and 2021 was $211 million and $1,261 million, respectively, a decrease of $1,050 million. The decrease in our Loss before income taxes is primarily attributable to: (i) the increase in our operating results of $937 million, as previously discussed, and (ii) the favorable change in Gain (loss) on extinguishment of debt of $163 million partially offset by: (i) an increase in Interest expense of $40 million and (ii) the unfavorable net change in Foreign exchange and other of $11 million.
Net loss attributable to Bausch Health Companies Inc. for the six months ended June 30, 2022 and 2021 was $214 million and $1,205 million, respectively, an increase in our results of $991 million. The increase in our results was primarily due to the decrease in our Loss before income taxes of $1,050 million, as previously discussed, partially offset by a decrease in Benefit from income taxes of $55 million.
RESULTS OF OPERATIONS
Our unaudited operating results for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Revenues
Product sales	$1,947	$2,076	$(129)	$3,845	$4,079	$(234)
Other revenues	20	24	(4)	40	48	(8)
	1,967	2,100	(133)	3,885	4,127	(242)
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	570	604	(34)	1,113	1,168	(55)
Cost of other revenues	7	8	(1)	15	18	(3)
Selling, general and administrative	676	685	(9)	1,298	1,291	7
Research and development	127	115	12	254	227	27
Amortization of intangible assets	302	360	(58)	612	717	(105)
Goodwill impairments	83	—	83	83	469	(386)
Asset impairments, including loss on assets held for sale	6	47	(41)	14	195	(181)
Restructuring, integration, separation and IPO costs	35	9	26	48	21	27
Other expense, net	—	542	(542)	2	512	(510)
	1,806	2,370	(564)	3,439	4,618	(1,179)
Operating income (loss)	161	(270)	431	446	(491)	937
Interest income	3	2	1	5	4	1
Interest expense	(410)	(364)	(46)	(772)	(732)	(40)
Gain (loss) on extinguishment of debt	113	(45)	158	113	(50)	163
Foreign exchange and other	4	7	(3)	(3)	8	(11)
Loss before income taxes	(129)	(670)	541	(211)	(1,261)	1,050
(Provision for) benefit from income taxes	(10)	77	(87)	6	61	(55)
Net loss	(139)	(593)	454	(205)	(1,200)	995
Net income attributable to noncontrolling interest	(6)	(2)	(4)	(9)	(5)	(4)
Net loss attributable to Bausch Health Companies Inc.	$(145)	$(595)	$450	$(214)	$(1,205)	$991
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Revenues
The Company’s revenues are primarily generated from product sales, principally in the therapeutic areas of GI, dermatology, and eye health, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics medical devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication.
Our revenues were $1,967 million and $2,100 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $133 million, or 6%. The decrease was due to: (i) the impact of divestitures and discontinuations of $74 million, primarily attributable to our divestiture of Amoun on July 26, 2021, (ii) the unfavorable impact of foreign currencies of $61 million, primarily in Europe and Asia and (iii) a decrease in volumes of $17 million primarily due to decreases in our Salix, Diversified Products and Solta segments offset by increases in volumes in our Bausch + Lomb segment. These decreases were partially offset by an increase in net realized pricing of $19 million, primarily in our Bausch + Lomb segment.
The changes in our segment revenues and segment profits for the three months ended June 30, 2022, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.

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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	2022		2021
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,401	100.0%	$3,489	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	144	4.2%	159	4.6%
Returns	41	1.2%	43	1.2%
Rebates	655	19.3%	625	17.9%
Chargebacks	557	16.4%	531	15.2%
Distribution fees	57	1.7%	55	1.6%
Total provisions	1,454	42.8%	1,413	40.5%
Net product sales	1,947	57.2%	2,076	59.5%
Other revenues	20		24
Revenues	$1,967		$2,100
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 42.8% and 40.5% for the three months ended June 30, 2022 and 2021, respectively, an increase of 2.3 percentage points and includes:
•discounts and allowances as a percentage of gross product sales were lower primarily driven by lower gross product sales and lower discount rates for certain generic products, such as Tobramycin / Dexamethasone, Glumetza® AG and Apriso® AG partially offset by: (i) higher gross sales for Xifaxan® AG and (ii) the impact of higher gross product sales and discount rates for other generics, such as Trimethoprim and Uceris® AG;
•returns as a percentage of gross product sales were unchanged. Over the last several years, the Company has increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including, but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving the sales return experience. The year over year comparison is also favorably impacted by the recall of certain Bausch + Lomb consumer products as a result of a quality issue at a third-party supplier during the three months ended June 30, 2021, as discussed below. These factors driving our lower return experience were partially offset by charges in our International segment of approximately $11 million during the three months ended June 30, 2022, to reflect a change in estimated future returns in one market, driven by lower estimated demand following the easing of local COVID lockdown restrictions and a change of distributors;

•rebates as a percentage of gross product sales were higher primarily due to an increase in gross product sales and higher rebate rates for certain branded products, such as Xifaxan®, Jublia®, Aplenzin® and Arazlo®, partially offset by lower gross product sales and lower rebate rates for certain branded products, such as Wellbutrin®, Retin-A Microsphere.06, Bepreve® and Duobrii® and lower sales of our generic product Glumetza® AG;
•chargebacks as a percentage of gross product sales were higher primarily due to higher chargeback rates for certain branded products, such as Glumetza® SLX and Xifaxan® and certain generic products such as Ofloxacin, Nifediac and Uceris® AG partially offset by lower gross product sales and lower chargeback rates for certain generic products, such as Glumetza® AG and for certain branded products such as Mysoline® and Atavin®; and
•distribution service fees as a percentage of gross product sales were higher primarily due to higher gross product sales and changes in the year over year customer mix for Xifaxan®. There were no price appreciation credits for the three months ended June 30, 2022 and 2021.
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
Cost of goods sold was $570 million and $604 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $34 million, or 6%. The decrease was primarily driven by: (i) the impact of the divestiture of Amoun on July 26, 2021, (ii) the decrease in volumes previously discussed and (iii) the favorable impact of foreign currencies. These decreases were partially offset by higher manufacturing variances, primarily as a result of inflationary pressures related to certain manufacturing costs, partially offset by the impact of manufacturing variances incurred in 2021 related to a quality issue at a third-party supplier, as discussed below.
In 2021, B&L Inc. was notified by a third-party supplier of sterilization services for its lens care solution bottles and caps at its Milan, Italy facility, of inconsistencies in the sterilization data versus certificates of conformance previously submitted to B&L Inc. by that supplier. Based on B&L Inc.’s internal Health and Safety Analysis, it was determined that this issue did not affect the safety or performance of any of its products and was limited to a specific number of lots for certain Consumer products within our Bausch + Lomb segment. However, out of an abundance of caution and working with the appropriate notified body and responsible health authorities, B&L Inc. has contained and/or recalled down to the consumer level the limited number of affected lots of products resulting in $7 million of manufacturing variances and $6 million of returns during the three months ended June 30, 2021. Further, although B&L Inc.’s Greenville, South Carolina facility increased production to support some of the demand in the near term, due to the limited availability of qualified materials, production at the Milan facility could not keep up with demand which negatively impacted our sales for the affected products in this region during the three months ended June 30, 2021. At this time, B&L Inc. has removed this supplier from its Approved Supplier List and qualified another sterilization supplier, who, along with an existing secondary supplier, will provide bottle sterilization, thereby allowing the Milan facility to return to full production capacity.
Cost of goods sold as a percentage of product sales revenue were 29.3% and 29.1% for the three months ended June 30, 2022 and 2021, respectively, an increase of 0.2 percentage points.
Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs. The Company has also incurred Separation-related and IPO-related costs which are incremental costs indirectly related to the B+L Separation and the suspended Solta IPO and will continue to incur incremental costs indirectly related with the B+L Separation. Separation-related and IPO-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification.
SG&A expenses were $676 million and $685 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $9 million, or 1%. The decrease was primarily attributable to: (i) the impact of our divestiture of Amoun on July 26, 2021, (ii) lower compensation expense and (iii) the favorable impact of foreign currencies partially offset by: (i) higher selling, advertising and promotion expenses and (ii) an increase in separation-related and IPO-related costs.

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
R&D expenses were $127 million and $115 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $12 million, or 10%. R&D expenses as a percentage of Product sales were approximately 7% and 6% for the three months ended June 30, 2022 and 2021, respectively. The increase was primarily attributable to: (i) lower R&D spend in 2021, as certain R&D activities and clinical trials which were suspended in response to the COVID-19 pandemic in 2020 and did not normalize until later in 2021, as discussed below, and (ii) higher spend on certain Solta and Salix projects.
In 2020, due to the COVID-19 pandemic, certain of our R&D activities were limited and others, including new patient enrollments in clinical trials, were temporarily paused, as most trial sites were not able to accept new patients due to government-mandated shutdowns. During our third quarter of 2020, many of these trial sites began to reopen. During 2021, the pace of new patient enrollments and the increase these activities and related R&D spend gradually increased until they approached a normalized spend rate toward the end of 2021. As of the date of this filing, we have not had to make material changes to our development timelines and the pause in our clinical trials has not had a material impact on our operating results; however, a resurgence of COVID-19 could result in unanticipated delays in our ability to conduct new patient enrollments and create other delays which could have a significant adverse effect on our future operating results.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $302 million and $360 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $58 million. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2022.
Intangible assets, net includes finite-lived intangible assets related to our Xifaxan® branded products. The aggregate carrying value of our Xifaxan® intangible assets is approximately $2,963 million as of June 30, 2022, and have remaining useful lives of 66 months. Amortization expense related to these intangible assets is approximately $539 million annually. While we intend to appeal the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Consolidated Financial Statements), it is possible that this and other potential future developments:
•may adversely impact the estimated future cash flows of our Xifaxan® brands, which could result in an impairment of the value of these intangible assets in one or more future periods. Any such impairment could be material to the Company’s results of operations in the period in which it occurs; and
•may result in shortened useful lives of the Xifaxan® intangible assets, which would increase amortization expense in future periods.
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
Goodwill impairments were $83 million and $0 for the three months ended June 30, 2022 and 2021, respectively, an increase of $83 million.
The Company continues to monitor the market conditions impacting the Ortho Dermatologics reporting unit. During the three months ended June 30, 2022, increases in interest rates and, to a lesser extent, higher than expected inflation in the U.S. and other macroeconomic factors impacted key assumptions used to value the Ortho Dermatologics reporting unit at

March 31, 2022 (the last time goodwill of the Ortho Dermatologics reporting unit was tested). Given the limited headroom of the Ortho Dermatologics reporting unit as calculated on March 31, 2022, the Company believed that these facts and circumstances suggest the fair value of the Ortho Dermatologics reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
During the three months ended June 30, 2022, the quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the second quarter of 2022 which reflect current market conditions and current trends in business performance. Our latest discounted cash flow model for the Ortho Dermatologics reporting unit includes a range of potential outcomes for, among other matters, macroeconomic factors such as higher than expected inflation for many commodities, volatility in many of the equity markets and pressures on market interest rates. The quantitative fair value test utilized a long-term growth rate of 1% and a discount rate of 10%. The discount rate has increased 1% since the assessment performed at March 31, 2022, as a result of changes in current macroeconomic conditions, including an increase in the risk free rate during the three months ended June 30, 2022. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at June 30, 2022, and we recognized a goodwill impairment of $83 million.
Approximately 80% of our Salix segment revenues is derived from our Xifaxan® product line. While we intend to appeal the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Consolidated Financial Statements), it is possible that this and other potential future developments may adversely impact the estimated fair value of the Salix segment, in one or more future periods. Any such impairment could be material to the Company’s results of operations in the period in which it occurs.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Consolidated Financial Statements for further details related to our goodwill.
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
Asset impairments, including loss on assets held for sale were $6 million and $47 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $41 million. Asset impairments, including loss on assets held for sale for the three months ended June 30, 2022 of $6 million was primarily related to changes in forecasted revenues and production costs of a neurology product. Asset impairments, including loss on assets held for sale for the three months ended June 30, 2021 of $47 million include: (i) impairments of $25 million due to decreases in forecasted sales of a certain product line in our Diversified Products segment, (ii) an adjustment of $20 million to the loss of assets held for sale in connection with the Amoun Sale and (iii) impairments of $2 million, in aggregate, related to the discontinuance of certain product lines.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, Integration, Separation and IPO Costs
Restructuring, integration separation and IPO costs were $35 million and $9 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $26 million.
Restructuring and Integration Costs
The Company evaluates opportunities to improve its operating results and implement cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs are expenses associated with the implementation of these cost savings programs and include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives.
Restructuring and integration costs were $22 million and $3 million for the three months ended June 30, 2022 and 2021, respectively. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.

Separation and IPO Costs
The Company has incurred, and expects to continue to incur costs associated with activities to effectuate the B+L Separation. The Company also incurred costs associated with activities to effectuate the Solta IPO, which was suspended in June 2022. These B+L Separation and Solta IPO activities include: (i) separating the Bausch + Lomb and Solta Medical businesses from the remainder of the Company, (ii) completing the B+L IPO and preparing for the suspended Solta IPO and (iii) completing the actions necessary for Bausch + Lomb to become an independent publicly traded entity. Separation and IPO costs are incremental costs directly related to the ongoing B+L Separation and the suspended Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for the Bausch + Lomb and Solta Medical entities. Separation and IPO costs were $13 million and $6 million for the three months ended June 30, 2022 and 2021, respectively. The extent and timing of future charges of these costs to complete the B+L Separation cannot be reasonably estimated at this time and could be material.
See Note 5, “RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS” to our unaudited interim Consolidated Financial Statements for further details regarding these actions.
Other expense, net
Other expense, net for the three months ended June 30, 2022 and 2021 consists of the following:

	Three Months Ended June 30,
(in millions)	2022	2021
Litigation and other matters	$8	$532
Acquisition-related contingent consideration	(5)	9
Gain on sale of assets, net	(3)	—
Acquired in-process research and development costs	1	1
Other, Net	(1)	—
	$—	$542
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt premiums, discounts and deferred issuance costs on indebtedness under our credit facilities and notes and the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company’s cross-currency swaps during 2021. In November 2021, we entered into a transaction to unwind our cross-currency swaps. In July 2022, we entered into new cross-currency swaps with aggregate notional amounts of $1,000 million.
Interest expense was $410 million and $364 million, and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $50 million and $12 million, for the three months ended June 30, 2022 and 2021, respectively. Interest expense for the three months ended June 30, 2022 increased $46 million, or 13%, as compared to the three months ended June 30, 2021, primarily attributable to the higher interest rates partially offset by the impact of lower outstanding debt balances. The weighted average stated rate of interest as of June 30, 2022 and 2021 was 6.34% and 5.85%, respectively.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements for further details.
Gain (Loss) on Extinguishment of Debt
Gain (loss) on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. The gain on extinguishment of debt was $113 million for the three months ended June 30, 2022 as compared to a loss on extinguishment of debt of $45 million for the three months ended June 30, 2021.

The gain on extinguishment of debt for the three months ended June 30, 2022 includes $176 million of gains associated with the early retirement of senior unsecured notes as discussed below, partially offset by $63 million of losses associated with the refinancing and modification to certain debt obligations completed in connection with the B+L IPO, as discussed in further detail below, under “— Liquidity and Capital Resources — Liquidity and Debt” and represents the differences between the amounts paid to settle the extinguished debt and its carrying value.
During June 2022, through a series of transactions we repurchased and retired, outstanding senior unsecured notes with an aggregate par value of $481 million in the open market for approximately $300 million using: (i) the net proceeds from the partial exercise of the over-allotment option in the B+L IPO by the underwriters, after deducting underwriting commissions, (ii) amounts available under our revolving credit facility and (iii) cash on hand. The senior unsecured notes retired had maturities of January 2028 through February 2031 and had a weighted average interest rate of approximately 5.35%. As a result of these transactions, we recognized a gain on the extinguishment of debt of approximately $176 million, net of write-offs of debt premiums, discounts and deferred issuance costs, representing the differences between the amounts paid to retire the senior unsecured notes and their carrying value.
The loss on extinguishment of debt of $45 million for the three months ended June 30, 2021 is primarily associated with refinancing transactions during the three months ended June 30, 2021 and represents the differences between the amounts paid to settle the extinguished debt and its carrying value.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other primarily includes: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts. Foreign exchange and other was a gain of $4 million and $7 million for the three months ended June 30, 2022 and 2021, respectively, an unfavorable net change of $3 million.
Income Taxes
Provision for income taxes was $10 million for the three months ended June 30, 2022 and compares to a benefit for income taxes of $77 million for the three months ended June 30, 2021, an unfavorable change of $87 million.
Our effective income tax rate for the three months ended June 30, 2022 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) adjustments for book to income tax return provisions, (b) a tax deduction for stock compensation and (c) changes in uncertain tax positions.
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
See Note 16, “INCOME TAXES” to our unaudited interim Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represented 81% and 80% of the Salix segment’s revenues for the three and six months ended June 30, 2022, respectively.
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

•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Ophthalmic Pharmaceuticals products.
Segment profit is based on operating income after the elimination of intercompany transactions, including between Bausch + Lomb and other segments. Certain costs, such as Amortization of intangible assets, Asset impairments, Goodwill impairments, Restructuring, integration, separation and IPO costs and Other (income) expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 19, “SEGMENT INFORMATION” to our unaudited interim Consolidated Financial Statements for a reconciliation of segment profit to Loss before income taxes.
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended June 30, 2022 and 2021. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022		2021		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$501	25%	$516	25%	$(15)	(3)%
International	233	12%	313	15%	(80)	(26)%
Diversified Products	235	12%	264	13%	(29)	(11)%
Solta Medical	57	3%	73	3%	(16)	(22)%
Bausch + Lomb	941	48%	934	44%	7	1%
Total revenues	$1,967	100%	$2,100	100%	$(133)	(6)%

Segment Profits / Segment Profit Margins
Salix	$354	71%	$370	72%	$(16)	(4)%
International	66	28%	103	33%	(37)	(36)%
Diversified Products	141	60%	162	61%	(21)	(13)%
Solta Medical	20	35%	39	53%	(19)	(49)%
Bausch + Lomb	208	22%	213	23%	(5)	(2)%
Total segment profits	$789	40%	$887	42%	$(98)	(11)%
Organic Revenues and Organic Growth Rates (non-GAAP)
Organic revenue and organic revenue change are non-GAAP measures. Non-GAAP measures are not standardized measures under the financial reporting framework used to prepare the Company’s financial statements and might not be comparable to similar financial measures disclosed by other issuers.
Organic revenue and change in organic revenue (non-GAAP), are defined as GAAP Revenue and changes in GAAP revenue (the most directly comparable GAAP financial measures), respectively, adjusted for changes in foreign currency exchange rates (if applicable) and excluding the impact of recent acquisitions, divestitures and discontinuations, as defined further below. Organic revenue (non-GAAP) is impacted by changes in product volumes and price. The price component is made up of two key drivers: (i) changes in product gross selling price and (ii) changes in sales deductions. The Company uses organic revenue (non-GAAP) and organic revenue changes (non-GAAP) to assess performance of its reportable segments, and the Company in total without the impact of foreign currency exchange fluctuations and recent acquisitions, divestitures and product discontinuations. The Company believes that providing these measures is useful to investors as they provide a supplemental period-to-period comparison.
The adjustments to GAAP Revenue and changes in GAAP revenue to determine Organic Revenue (non-GAAP) and changes in Organic Revenue (non-GAAP) are as follows:
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

Acquisitions, divestitures and discontinuations: In order to present period-over-period organic revenues (non-GAAP) on a comparable basis, revenues associated with acquisitions, divestitures and discontinuations are adjusted to include only revenues from those businesses and assets owned during both periods. Accordingly, organic revenue growth (non-GAAP) excludes from the current period, all revenues attributable to each acquisition for twelve months subsequent to the day of acquisition, as there are no revenues from those businesses and assets included in the comparable prior period. Organic revenue growth (non-GAAP) excludes from the prior period (but not the current period), all revenues attributable to each divestiture and discontinuance during the twelve months prior to the day of divestiture or discontinuance, as there are no revenues from those businesses and assets included in the comparable current period. There were no acquisitions during the twelve month period ended June 30, 2022.
The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for the three months ended June 30, 2022 and 2021 by segment.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Salix	$501	$—	$501	$516	$—	$516	$(15)	(3)%
International	233	15	248	313	(71)	242	6	2%
Diversified Products	235	—	235	264	—	264	(29)	(11)%
Solta Medical	57	—	57	73	—	73	(16)	(22)%
Bausch + Lomb	941	46	987	934	(3)	931	56	6%
Total	$1,967	$61	$2,028	$2,100	$(74)	$2,026	$2	—%
Salix Segment:
Salix Segment Revenue
The Salix segment includes our Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 81% and 78% of the Salix segment revenues for the three months ended June 30, 2022 and 2021, respectively. No other single product group represents 10% or more of the Salix segment product sales. Salix segment revenue for the three months ended June 30, 2022 and 2021 was $501 million and $516 million, respectively, a decrease of $15 million, or 3%. The decrease is primarily driven by a decrease in volumes of $20 million primarily attributable to: (i) unfavorable inventory balancing of Xifaxan® by our wholesalers and (ii) the impact of generic competition as certain products, such as Apriso®, lost exclusivity, partially offset by an increase in net realized pricing of $5 million, primarily driven by Xifaxan®.
Salix Segment Profit
The Salix segment profit for the three months ended June 30, 2022 and 2021 was $354 million and $370 million, respectively, a decrease of $16 million, or 4%. The decrease was primarily driven by: (i) a decrease in contribution primarily attributable to the net decrease in revenues, as previously discussed, and (ii) higher advertising and promotion expenses primarily associated with Xifaxan® partially offset by a decrease in litigation costs and an increase in R&D.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $233 million and $313 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $80 million, or 26%. The decrease was primarily attributable to: (i) the impact of divestitures and discontinuations of $71 million, primarily attributable to our divestiture of Amoun on July 26, 2021 and (ii) the unfavorable impact of foreign currencies of $15 million, primarily in Europe. These decreases were partially offset by an increase in volumes of $1 million, which included charges of $11 million representing a change in estimated future returns in one market, driven by lower estimated demand following the easing of local COVID-19 lockdown restrictions as well as a change of distributors, and an increase in net realized pricing of $7 million.
International Segment Profit
The International segment profit for the three months ended June 30, 2022 and 2021 was $66 million and $103 million, respectively, a decrease of $37 million, or 36%. The decrease was primarily attributable to: (i) our divestiture of Amoun on July 26, 2021 and (ii) lower contribution primarily attributable to the unfavorable impact of foreign currencies and by higher manufacturing variances, primarily as a result of inflationary pressures related to certain manufacturing costs. These decreases were partially offset by lower selling expenses.

Diversified Products Segment:
Diversified Products Segment Revenue
The Diversified Products segment revenue for the three months ended June 30, 2022 and 2021 was $235 million and $264 million, respectively, a decrease of $29 million, or 11%. The decrease was primarily driven by: (i) a decrease in volume of $17 million and (ii) a decrease in net realized pricing of $12 million, primarily in our Neurology and Other business and Ortho Dermatologics business. The decrease in volume was primarily attributable to our Neurology and Other business primarily due to: (i) unfavorable inventory balancing of our Wellbutrin® product by our wholesalers and (ii) lower demand for Ativan® and Mysoline®.
Diversified Products Segment Profit
The Diversified Products segment profit for the three months ended June 30, 2022 and 2021 was $141 million and $162 million, respectively, a decrease of $21 million, or 13%. The decrease was primarily driven by the decrease in contribution primarily attributable to the net decrease in revenues, as previously discussed, partially offset by lower general and administrative expenses, primarily due to lower litigation costs.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for approximately 71% of the Solta segment revenues for the three months ended June 30, 2022. No other single product group represents 10% or more of the Solta segment revenues. The Solta Medical segment revenue for the three months ended June 30, 2022 and 2021 was $57 million and $73 million, respectively, a decrease of $16 million, or 22%. The decrease was primarily attributable to a decrease in volume of $20 million, primarily driven by the impact of the COVID-19 pandemic in China, partially offset by an increase in net realized pricing of $4 million.
Solta Medical Segment Profit
The Solta Medical segment profit for the three months ended June 30, 2022 and 2021 was $20 million and $39 million, respectively, a decrease of $19 million, or 49%. The decrease was primarily driven by: (i) the decrease in contribution primarily driven by the decrease in revenues, as previously discussed, and (ii) an increase in R&D.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment has a diversified product line with no single product group representing 10% or more of its product sales. The Bausch + Lomb segment revenue was $941 million and $934 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $7 million, or 1%. The increase was attributable to increases in volumes of $41 million and net realized pricing of $15 million. The increase in volume was due to: (i) the Vision Care business, primarily attributable to: (a) increased demand for certain consumer eye health products including Lumify®, Biotrue® and PreserVision® and (b) the impact of a quality issue in 2021 related to a third-party supplier of sterilization services for certain lens care solution bottles and caps, as previously discussed, and (ii) increased demand of consumables and intraocular lenses within our Surgical business, partially offset by: (i) a decrease in volume in our international contact lens business, primarily driven by the impact of the COVID-19 pandemic in China and (ii) a decrease in volume in our U.S. Ophthalmic Pharmaceuticals business, primarily driven by the impact of generic competition on certain products that had previously lost exclusivity, such as Lotemax® Gel, Lotemax® Suspension and Bepreve®. The overall increases in revenues and net realized pricing were partially offset by: (i) the unfavorable impact of foreign currencies across all our international businesses of $46 million primarily in Europe and Asia and (ii) the impact of divestitures and discontinuations of $3 million, related to the discontinuation of certain products.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the three months ended June 30, 2022 and 2021 was $208 million and $213 million, respectively, a decrease of $5 million, or 2%. The decrease was primarily driven by: (i) higher SG&A expenses within U.S. Consumer and Surgical, (ii) the unfavorable impact of foreign currencies and (iii) higher manufacturing variances, primarily as a result of inflationary pressures related to certain manufacturing costs, partially offset by the impact of manufacturing variances incurred in 2021 related to a quality issue at a third-party supplier, as previously discussed. These decreases were partially offset by the increase in revenues, as previously discussed.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Revenues
Our revenue was $3,885 million and $4,127 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $242 million, or 6%. The decrease was due to: (i) the impact of divestitures and discontinuations of $146 million, primarily attributable to our divestiture of Amoun on July 26, 2021, (ii) a decrease in volumes of $73 million primarily in our Diversified, Salix and Solta segments partially offset by an increase in volumes in our Bausch + Lomb segment and (iii) the unfavorable impact of foreign currencies of $102 million primarily in Europe and Asia. These decreases were partially offset by an increase in net realized pricing of $79 million.
The changes in our segment revenues and segment profits for the six months ended June 30, 2022, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022		2021
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$6,555	100.0%	$6,792	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	278	4.2%	306	4.5%
Returns	60	0.9%	77	1.1%
Rebates	1,236	18.9%	1,227	18.1%
Chargebacks	1,028	15.7%	993	14.6%
Distribution fees	108	1.6%	110	1.6%
Total provisions	2,710	41.3%	2,713	39.9%
Net product sales	3,845	58.7%	4,079	60.1%
Other revenues	40		48
Revenues	$3,885		$4,127
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 41.3% and 39.9% for the six months ended June 30, 2022 and 2021, respectively, an increase of 1.4 percentage points and includes:
•discounts and allowances as a percentage of gross product sales were lower primarily due to lower gross product sales for certain generic products, such as Timoptic® AG, Apriso® AG, Glumetza® AG and Migranal® AG;
•returns as a percentage of gross product sales were lower primarily due to: (i) the result of the Company’s improving return experience and (ii) the favorable year over year impact due to the recall of certain Bausch + Lomb consumer products as a result of a quality issue at a third-party supplier during the three months ended June 30, 2021, as previously discussed. Over the last several years, the Company has increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including, but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving the sales return experience. These factors driving our lower return experience were partially offset by charges in our International segment of approximately $11 million during the six months ended June 30, 2022, to reflect a change in estimated future returns in one market, driven by lower estimated demand following the easing of local COVID-19 lockdown restrictions and a change of distributors;
•rebates as a percentage of gross product sales were higher primarily due the impact of an increase in gross product sales of certain branded products with higher rebate rates, such as Jublia®, Aplenzin®, Arazlo® and Prolensa®, partially offset by lower gross product sales and lower rebate rates for certain branded products such as Wellbutrin®, Retin-A® Microsphere .06% and Retin-A® Microsphere .08%, and the generic product Glumetza® AG;

•chargebacks as a percentage of gross product sales were higher primarily due to higher chargeback rates for certain products such as Glumetza® SLX, Ofloxacin and Xifaxan®, partially offset by lower chargeback rates and gross product sales for certain generic products such as Glumetza® AG and Targretin® AG and certain branded products such as Mysoline® and Ativan®; and
•distribution service fees as a percentage of gross product sales were unchanged. Price appreciation credits are offset against the distribution service fees when due to wholesalers. Price appreciation credits were $0 and $1 million for the six months ended June 30, 2022 and 2021, respectively.
Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $1,113 million and $1,168 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $55 million, or 5%. The decrease was primarily driven by: (i) the impact of the divestiture of Amoun on July 26, 2021, (ii) the net decrease in volumes, as previously discussed, and (iii) the favorable impact of foreign currencies. These decreases were partially offset by higher manufacturing variances, primarily as a result of inflationary pressures related to certain manufacturing costs, partially offset by the impact of manufacturing variances incurred in 2021 related to a quality issue at a third-party supplier, as previously discussed.
Cost of goods sold as a percentage of product sales revenue was 28.9% and 28.6% for the six months ended June 30, 2022 and 2021, respectively, an increase of 0.3 percentage points. Costs of goods sold as a percentage of Product sales revenue was unfavorably impacted by higher manufacturing variances as previously discussed, partially offset by the increase in net realized pricing, as previously discussed.
Selling, General and Administrative Expenses
SG&A expenses were $1,298 million and $1,291 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $7 million, or 1%. The decrease was primarily attributable to: (i) higher selling, advertising and promotion expenses and (ii) an increase in separation-related and IPO-related costs partially offset by: (i) the impact of our divestiture of Amoun on July 26, 2021 and (ii) the favorable impact of foreign currencies.
Research and Development
R&D expenses were $254 million and $227 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $27 million, or 12%. R&D expenses as a percentage of Product sales were approximately 7% and 6% for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily due to: (i) the result of lower R&D spend in early 2021 as certain R&D activities and clinical trials which were suspended in response to the COVID-19 pandemic in 2020 and did not normalize until later in 2021, as previously discussed, and (ii) higher spend on certain Bausch + Lomb and Salix projects
Amortization of Intangible Assets
Amortization of intangible assets was $612 million and $717 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $105 million, or 15%. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2022.

Intangible assets, net includes finite-lived intangible assets related to our Xifaxan® branded products. The aggregate carrying value of our Xifaxan® intangible assets is approximately $2,963 million as of June 30, 2022, and have remaining useful lives of 66 months. Amortization expense related to these intangible assets is approximately $539 million annually. While we intend to appeal the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Consolidated Financial Statements), it is possible that this and other potential future developments:
•may adversely impact the estimated future cash flows of our Xifaxan® brands, which could result in an impairment of the value of these intangible assets in one or more future periods. Any such impairment could be material to the Company’s results of operations in the period in which it occurs; and
•may result in shortened useful lives of the Xifaxan® intangible assets, which would increase amortization expense in future periods.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Consolidated Financial Statements for further details related to our intangible assets.
Goodwill Impairments
Goodwill impairments were $83 million for the six months ended June 2022, related to our Ortho Dermatologics unit as previously discussed, and for the six months ended June 30, 2021 were $469 million.
As previously discussed, the Company believed that increases in interest rates and other macroeconomic factors during the three months ended June 30, 2022, impacted key assumptions used to value the Ortho Dermatologics reporting unit at March 31, 2022 (the last time goodwill of the Ortho Dermatologics reporting unit was tested) and therefore the Company performed a quantitative fair value test for the reporting unit.
During the three months ended June 30, 2022, the quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the second quarter of 2022 which reflect current market conditions and current trends in business performance. Our latest discounted cash flow model for the Ortho Dermatologics reporting unit includes a range of potential outcomes for, among other matters, macroeconomic factors such as higher than expected inflation for many commodities, volatility in many of the equity markets and pressures on market interest rates. The quantitative fair value test utilized a long-term growth rate of 1% and a discount rate of 10%. The discount rate has increased 1% since the assessment performed at March 31, 2022, as a result of changes in current macroeconomic conditions, including an increase in the risk free rate during the three months ended June 30, 2022. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at June 30, 2022, and we recognized a goodwill impairment of $83 million.
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
Approximately 80% of our Salix segment revenues is derived from our Xifaxan® product line. While we intend to appeal the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Consolidated Financial Statements), it is possible that this and other potential future developments may adversely impact the estimated fair value of the Salix segment, in one or more future periods. Any such impairment could be material to the Company’s results of operations in the period in which it occurs.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Consolidated Financial Statements for further details related to our goodwill.

Asset Impairments, Including Loss on Assets Held for Sale
Asset impairments, including loss on assets held for sale were $14 million and $195 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $181 million. Asset impairments, including loss on assets held for sale for the six months ended June 30, 2022 includes: (i) impairments of $10 million, in aggregate, due to decreases in forecasted sales of certain product lines and (ii) impairments of $4 million, in aggregate, related to the discontinuance of certain product lines. Asset impairments, including loss on assets held for sale for the six months ended June 30, 2021 include: (i) impairments of $96 million, in aggregate, due to decreases in forecasted sales of certain product lines, (ii) an adjustment of $88 million to the loss on assets held for sale in connection with the Amoun Sale and (iii) impairments of $11 million, in aggregate, related to the discontinuance of certain product lines.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, Integration, Separation and IPO Costs
Restructuring, integration, separation and IPO costs were $48 million and $21 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $27 million.
Restructuring and Integration Costs
Restructuring and integration costs were $25 million and $6 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $19 million. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation and IPO Costs
Separation and IPO costs were $23 million and $15 million for the six months ended June 30, 2022 and 2021, respectively. The extent and timing of future charges of these costs to complete the B+L Separation cannot be reasonably estimated at this time and could be material.
See Note 5, “RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS” to our unaudited interim Consolidated Financial Statements for further details regarding these actions.
Other Expense, Net
Other expense, net for the six months ended June 30, 2022 and 2021 consists of the following:

	Six Months Ended June 30,
(in millions)	2022	2021
Litigation and other matters	$7	$532
Acquisition-related contingent consideration	(2)	—
Gain on sale of assets, net	(3)	(23)
Acquired in-process research and development costs	1	3
Other, Net	$(1)	$—
	$2	$512
Non-Operating Income and Expense
Interest Expense
Interest expense was $772 million and $732 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $64 million and $25 million for the six months ended June 30, 2022 and 2021, respectively. Interest expense increased $40 million, or 5%, primarily due to higher interest rates partially offset by lower outstanding principal balances. The weighted average stated rate of interest as of June 30, 2022 and 2021 was 6.34% and 5.85%, respectively.
Gain (Loss) on Extinguishment of Debt
The gain on extinguishment of debt was $113 million for the six months ended June 30, 2022 as compared to a loss on extinguishment of debt of $50 million for the six months ended June 30, 2021.

The gain on extinguishment of debt for the six months ended June 30, 2022 includes $176 million of gains associated with the early retirement of senior unsecured notes as previously discussed, partially offset by $63 million of losses associated with the refinancing and modification to certain debt obligations completed in connection with the B+L IPO, as discussed in further detail below, under “— Liquidity and Capital Resources — Liquidity and Debt” and represents the differences between the amounts paid to settle the extinguished debt and its carrying value.
The loss on extinguishment of debt of $50 million for the six months ended June 30, 2021 is primarily associated with refinancing transactions during the six months ended June 30, 2021 and represents the differences between the amounts paid to settle the extinguished debt and its carrying value.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a loss of $3 million and a gain of $8 million for the six months ended June 30, 2022 and 2021, respectively, an unfavorable net change of $11 million primarily due to: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Income Taxes
Benefit from income taxes was $6 million and $61 million for the six months ended June 30, 2022 and 2021, respectively, an unfavorable change of $55 million. Our effective income tax rate for the six months ended June 30, 2022 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) changes in uncertain tax positions, (b) adjustments for book to income tax return provisions and (c) a tax deduction for stock compensation.
Our effective income tax rate for the six months ended June 30, 2021 differs from the statutory Canadian income tax rate primarily due to: (i) the tax benefit generated from our annualized mix of earnings by jurisdiction, (ii) the recording of valuation allowance on entities for which no tax benefit of losses is expected and (iii) the discrete treatment of certain tax matters, primarily related to: (a) the release of a valuation allowance, (b) tax law changes, (c) adjustments for book to income tax return provisions, (d) changes in uncertain tax positions and (e) a tax deduction for stock compensation.
See Note 16, “INCOME TAXES” to our unaudited interim Consolidated Financial Statements for further details.

Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the six months ended June 30, 2022 and 2021. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022		2021		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$965	25%	$988	24%	$(23)	(2)%
International	477	12%	619	14%	(142)	(23)%
Diversified Products	484	13%	560	14%	(76)	(14)%
Solta Medical	129	3%	145	4%	(16)	(11)%
Bausch + Lomb	1,830	47%	$1,815	44%	15	1%
Total revenues	$3,885	100%	$4,127	100%	$(242)	(6)%

Segment Profits / Segment Profit Margins
Salix	$676	70%	$697	71%	$(21)	(3)%
International	157	33%	212	34%	(55)	(26)%
Diversified Products	299	62%	362	65%	(63)	(17)%
Solta Medical	55	43%	80	55%	(25)	(31)%
Bausch + Lomb	414	23%	452	25%	(38)	(8)%
Total segment profits	$1,601	41%	$1,803	44%	$(202)	(11)%
The following table presents organic revenue (non-GAAP) and the year-over-year changes in organic revenue (non-GAAP) for the six months ended June 30, 2022 and 2021 by segment. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “Reportable Segment Revenues and Profits”.

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Salix	$965	$—	$965	$988	$—	$988	$(23)	(2)%
International	477	27	504	619	(140)	479	25	5%
Diversified Products	484	—	484	560	—	560	(76)	(14)%
Solta Medical	129	—	129	145	—	145	(16)	(11)%
Bausch + Lomb	1,830	75	1,905	1,815	(6)	1,809	96	5%
Total	$3,885	$102	$3,987	$4,127	$(146)	$3,981	$6	—%
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 80% and 78% of the Salix segment revenues for the six months ended June 30, 2022 and 2021, respectively. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the six months ended June 30, 2022 and 2021 was $965 million and $988 million, respectively, a decrease of $23 million, or 2%. The decrease was primarily attributable to decreases in volume of $72 million, primarily attributable to: (i) unfavorable inventory balancing of Xifaxan® by our wholesalers and (ii) the impact of generic competition as certain products, such as Apriso®, lost exclusivity, partially offset by an increase in net realized pricing of $49 million, primarily attributable to our Xifaxan® product line.

Salix Segment Profit
The Salix segment profit for the six months ended June 30, 2022 and 2021 was $676 million and $697 million, respectively, a decrease of $21 million, or 3%. The decrease was primarily driven by: (i) a decrease in contribution primarily attributable to the net decrease in revenues, as previously discussed, and (ii) higher selling, advertising and promotion expenses primarily associated with Xifaxan®, partially offset by lower litigation costs.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $477 million and $619 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $142 million, or 23%. The decrease was primarily attributable to: (i) the impact of divestitures and discontinuations of $140 million, primarily attributable to our divestiture of Amoun on July 26, 2021 and (ii) the unfavorable impact of foreign currencies of $27 million, primarily in Canada and Europe. This decrease was partially offset by: (i) an increase in net realized pricing of $16 million and (ii) an increase in volumes of $9 million. The increase in volumes is primarily attributable to Europe and was partially offset by charges for approximately $11 million of returns in connection with a change in certain distribution agreements representing a change in estimated future returns in one market, driven by lower estimated demand following the easing of local COVID-19 lockdown restrictions as well as a change of distributors.
International Segment Profit
The International segment profit for the six months ended June 30, 2022 and 2021 was $157 million and $212 million, respectively, a decrease of $55 million, or 26%. The decrease was primarily driven by the decrease in contribution primarily attributable to the impact of the divestiture of Amoun on July 26, 2021 partially offset by the increases net realized pricing, as previously discussed.
Diversified Products Segment:
Diversified Products Segment Revenue
The Diversified Products segment revenue for the six months ended June 30, 2022 and 2021 was $484 million and $560 million, respectively, a decrease of $76 million, or 14%. The decrease was primarily driven by: (i) a decrease in net realized pricing of $3 million and (ii) a decrease in volume of $73 million. The decrease in volume was primarily attributable to our Neurology and Other business, including: (i) decreases in Ativan®, Mysoline® and Pepcid® attributable to the favorable impact of mail order programs in 2021 not recurring in 2022, (ii) a decrease in Wellbutrin® attributable to a decrease in demand and the unfavorable impacts of inventory rebalancing by our distributors and (iii) the impacts of more generic competitors.
Diversified Products Segment Profit
The Diversified Products segment profit for the six months ended June 30, 2022 and 2021 was $299 million and $362 million, respectively, a decrease of $63 million, or 17% and was primarily driven by the decrease in revenues, as previously discussed.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for approximately 74% of the Solta segment revenues for the six months ended June 30, 2022. No other single product group represents 10% or more of the Solta segment revenues. The Solta Medical segment revenue for the six months ended June 30, 2022 and 2021 was $129 million and $145 million, respectively, a decrease of $16 million, or 11%. The decrease was primarily attributable to a decrease in volume of $25 million, primarily driven by the impact of the COVID-19 pandemic in China partially offset by an increase in net realized pricing of $9 million.
Solta Medical Segment Profit
The Solta Medical segment profit for the six months ended June 30, 2022 and 2021 was $55 million and $80 million, respectively, a decrease of $25 million, or 31%. The decrease was primarily driven by the decrease in revenues as discussed above.

Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $1,830 million and $1,815 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $15 million, or 1%. The increase was primarily attributable to: (i) an increase in volumes across all of our Bausch + Lomb businesses of $88 million and net realized pricing of $8 million. The increase in volumes was primarily driven by: (i) our Vision Care business, primarily attributable to: (a) increased demand for certain consumer eye health products including Lumify®, Biotrue® and PreserVision® and (b) the impact of a quality issue in 2021 related to a third-party supplier of sterilization services for certain lens care solution bottles and caps, as previously discussed, and (ii) increased demand of consumables and intraocular lenses within our Surgical business, partially offset by a decrease in volume in our international contact lens business, primarily driven by the impact of the COVID-19 pandemic in China. These increases were partially offset by: (i) the unfavorable impact of foreign currencies across all Bausch + Lomb’s international businesses of $75 million, primarily in Europe and Asia and (ii) the impact of divestitures and discontinuations of $6 million, related to the discontinuation of certain products.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the six months ended June 30, 2022 and 2021 was $414 million and $452 million, respectively, a decrease of $38 million, or 8%. The decrease was primarily driven by: (i) higher SG&A expenses within U.S. Consumer and Surgical, (ii) the unfavorable impact of foreign currencies and (iii) higher manufacturing variances, primarily as a result of inflationary pressures related to certain manufacturing costs, partially offset by the impact of manufacturing variances incurred in 2021 related to a quality issue at a third-party supplier, as previously discussed. These decreases were partially offset by the increase in revenues, as previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
(in millions)	2022	2021	Change
Net loss	$(205)	$(1,200)	$995
Adjustments to reconcile net loss to net cash provided by operating activities	370	1,867	(1,497)
Cash provided by operating activities before changes in operating assets and liabilities	165	667	(502)
Changes in operating assets and liabilities	(105)	171	(276)
Net cash provided by operating activities	60	838	(778)
Net cash used in investing activities	(114)	(99)	(15)
Net cash used in financing activities	(162)	(631)	469
Effect of exchange rate on cash and cash equivalents and other	(24)	(6)	(18)
Net increase in cash, cash equivalents, restricted cash and other settlement deposits	(240)	102	(342)
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	2,119	1,816	303
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$1,879	$1,918	$(39)
Operating Activities
Net cash provided by operating activities was $60 million for the six months ended June 30, 2022, as compared to $838 million for the six months ended June 30, 2021, a decrease of $778 million. The decrease was attributable to: (i) the decrease in Cash provided by operating activities before changes in operating assets and liabilities and (ii) Changes in operating assets and liabilities.
Cash provided by operating activities before changes in operating assets and liabilities was $165 million and $667 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $502 million. The decrease is primarily attributable to payments of accrued legal settlements related to the Glumetza Antitrust Litigation and a RICO class action matter during 2022 and an increase in payments for Separation costs, Separation-related costs, IPO costs and IPO-related costs in 2022 as compared to 2021.

Changes in operating assets and liabilities resulted in a net decrease in cash of $105 million for the six months ended June 30, 2022, as compared to a net increase of $171 million for the six months ended June 30, 2021, respectively, a decrease of $276 million. During the six months ended June 30, 2022, Changes in operating assets and liabilities was positively impacted by: (i) an increase in inventories of $138 million and (ii) the timing of other payments in the ordinary course of business of $74 million, partially offset by the collection of trade receivables of $107 million. During the six months ended June 30, 2021, Changes in operating assets and liabilities was positively impacted by: (i) the timing of other payments in the ordinary course of business of $254 million and (ii) an increase in accrued interest due to timing of payments of $12 million and was partially offset by: (i) an increase in trade receivables of $48 million and (ii) an increase in inventories of $47 million.
Investing Activities
Net cash used in investing activities was $114 million for the six months ended June 30, 2022 and was primarily driven by Purchases of property, plant and equipment of $98 million.
Net cash used in investing activities was $99 million for the six months ended June 30, 2021 and was primarily driven by Purchases of property, plant and equipment of $128 million partially offset by: (i) Proceeds from sale of assets and businesses, net of costs to sell of $25 million and (ii) Interest settlements from cross-currency swaps of $11 million.
Financing Activities
Net cash used in financing activities was $162 million for the six months ended June 30, 2022 and was primarily driven by: (i) the issuance of long-term debt, net of discounts, of $6,320 million related to the February 2027 Secured Notes, 2027 Term Loan B Facility, draws on the 2027 Revolving Credit Facility and the B+L Term Loan Facility and (ii) net proceeds from the B+L IPO of $675 million, partially offset by the repayment of long-term debt of $7,083 million related to: (i) the repayment of the outstanding balance under our 2023 Revolving Credit Facility, (ii) the repayment of the outstanding balance of our 6.125% Senior Unsecured Notes, (iii) the repayment of the outstanding balances under our 2025 Term Loan B Facilities and (iv) the repurchase and retirement of certain outstanding Senior Secured Notes in the open market with an aggregate par value of $481 million for approximately $300 million.
Net cash used in financing activities was $631 million for the six months ended June 30, 2021 and was primarily driven by the repayments of debt of $2,100 million which consisted of: (i) $1,600 million of 7.00% Senior Secured Notes due 2024 as part of the 2021 Refinancing Transactions and (ii) the aggregate prepayments of $500 million of Senior Secured and Senior Unsecured Notes using cash on hand and cash from operations. Issuance of long-term debt, net of discounts of $1,579 million primarily includes the proceeds of $1,583 million from the issuance of $1,600 million in principal amount of 4.875% Senior Secured Notes due June 2028.
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
Cash, cash equivalents and restricted cash and other settlements as presented in the Consolidated Balance Sheet as of June 30, 2022 includes $446 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb of which approximately $92 million was due to be distributed to other legal entities owned by the Company in connection with the B+L Separation. Cash otherwise held by Bausch + Lomb legal entities and any future cash from the operations, investing and financing activities of Bausch + Lomb, is expected to be retained by Bausch + Lomb entities and are generally not available to support the operations, investing and financing activities of other legal entities, including Bausch + Lomb’s parent company unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.

Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $21,814 million and $22,654 million as of June 30, 2022 and December 31, 2021, respectively. Aggregate contractual principal amounts due under our debt obligations were $22,056 million and $22,870 million as of June 30, 2022 and December 31, 2021, respectively, a decrease of $814 million. The decrease is attributable to the debt repayments as previously discussed under, under “— Liquidity and Capital Resources — Cash Flows — Financing Activities” during the six months ended June 30, 2022.
Senior Secured Credit Facilities
Senior Secured Credit Facilities under the 2018 Restated Credit Agreement
On June 1, 2018, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Fourth Amended and Restated Credit and Guaranty Agreement, as amended by the First Incremental Amendment to the Restated Credit Agreement, dated as of November 27, 2018 (the “2018 Restated Credit Agreement”) with a syndicate of financial institutions and investors as lenders. Prior to the 2022 Amended Credit Agreement (as defined below), the 2018 Restated Credit Agreement provided for a revolving credit facility of $1,225 million, maturing on the earlier of June 1, 2023 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and Bausch Health Americas, Inc. (“BHA”) in an aggregate principal amount in excess of $1,000 million (the “2023 Revolving Credit Facility”) and term loan facilities of original principal amounts of $4,565 million and $1,500 million, maturing in June 2025 (the “June 2025 Term Loan B Facility”) and November 2025 (the “November 2025 Term Loan B Facility”), respectively.
Senior Secured Credit Facilities under the 2022 Amended Credit Agreement
On May 10, 2022, the Company and certain of its subsidiaries as guarantors entered into a Second Amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit and Guaranty Agreement (as amended by the Second Amendment, the “2022 Amended Credit Agreement”). The 2022 Amended Credit Agreement provides for a new term loan facility with an aggregate principal amount of $2,500 million (the “2027 Term Loan B Facility”) maturing on February 1, 2027 and a new revolving credit facility of $975 million (the “2027 Revolving Credit Facility”) that will mature on the earlier of February 1, 2027 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and BHA in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2027 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or Euros. After giving effect to the Second Amendment, the 2023 Revolving Credit Facility, June 2025 Term Loan B Facility and November 2025 Term Loan B Facility were refinanced (such refinancing, the “Credit Agreement Refinancing”), along with certain of the Company’s existing senior notes, using net proceeds from the borrowings under the 2027 Term Loan B Facility, the B+L IPO and the B+L Debt Financing (as defined below) and available cash on hand. As of June 30, 2022, the Company had drawn $425 million on the 2027 Revolving Credit Facility.
Borrowings under the 2027 Term Loan B Facility bear interest at a rate per annum equal to, at the Company’s option, either: (a) a forward-looking term rate determined by reference to the financing rate for borrowing U.S. dollars overnight collateralized by U.S. Treasury securities (“term SOFR rate”) for the interest period relevant to such borrowing or (b) a base rate determined by reference to the highest of: (i) the prime rate (as defined in the 2022 Amended Credit Agreement), (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the term SOFR rate for a period of one month plus 1.00% (or if such rate shall not be ascertainable, 1.50%) (provided, however, that the term SOFR rate with respect to the 2027 Term Loan B Facility shall at no time be less than 0.50% per annum), in each case, plus an applicable margin. Borrowings under the 2027 Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at the Company’s option, either: (a) the term SOFR rate (provided, however, that the term SOFR rate with respect to the 2027 Revolving Credit Facility shall at no time be less than 0.00% per annum) or (b) a base rate determined by reference to the highest of: (x) the prime rate (as defined in the 2022 Amended Credit Agreement), (y) the federal funds effective rate plus 1/2 of 1.00% or (z) the term SOFR rate for a period of one month plus 1.00%, (ii) Canadian dollars bear interest at a rate per annum equal to, at the Company’s option, either: (a) the bankers’ acceptance rate for Canadian dollar deposits in the Toronto interbank market (the “BA rate”) for the interest period relevant to such borrowing (provided, however, that the BA rate shall at no time be less than 0.00% per annum) or (b) a prime rate determined by reference to the higher of: (x) the rate of interest last quoted by The Wall Street Journal as the “Canadian Prime Rate” or, if The Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the Bank of Canada as its prime rate and (y) the one month BA rate calculated daily plus 1.00% (provided, however, that the prime rate shall at no time be less than 0.00% per annum) and (iii) euros bear interest at a rate per annum equal to a term benchmark rate determined by reference to the cost of funds for euro deposits (“EURIBOR”) for the interest period relevant to such borrowing (provided, however, that such rate, shall at no time be less than 0.00% per annum in each case, plus an applicable margin). Term SOFR rate loans are subject to a credit spread adjustment ranging from 0.10%-0.25%.

The applicable interest rate margin for borrowings under the 2027 Term Loan B Facility is 5.25% for term SOFR rate loans and 4.25% for U.S. dollar base rate loans. The applicable interest rate margin for borrowings under the 2027 Revolving Credit Facility ranges from 4.75% to 5.25% for term SOFR rate loans, BA rate loans and EURIBOR loans and 3.75% to 4.25% for U.S. dollar base rate loans and Canadian prime rate loans.
In addition, the Company is required to pay commitment fees of 0.25%-0.50% per annum with respect to the unutilized commitments under the 2027 Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay: (i) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on term SOFR rate borrowings under the 2027 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, (ii) customary fronting fees for the issuance of letters of credit and (iii) agency fees.
Subject to certain exceptions and customary baskets set forth in the 2022 Amended Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, and net proceeds thresholds), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the 2022 Amended Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the 2022 Amended Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, and net proceeds thresholds). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the 2027 Term Loan B Facility is 5.00% per annum, or $125 million, payable in quarterly installments beginning on September 30, 2022. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2022, the remaining mandatory quarterly amortization payments for the 2027 Term Loan B Facility were $563 million through December 2026.
The 2022 Amended Credit Agreement permits the incurrence of incremental credit facility borrowings up to the greater of $1,000 million and 40% of Consolidated Adjusted EBITDA (non-GAAP) (as defined in the 2022 Amended Credit Agreement), subject to customary terms and conditions, as well as the incurrence of additional incremental credit facility borrowings subject to, in the case of secured debt, a secured leverage ratio of not greater than 3.50:1.00, and, in the case of unsecured debt, either a total leverage ratio of not greater than 6.50:1.00 or an interest coverage ratio of not less than 2.00:1.00.
The 2022 Amended Credit Agreement provides that Bausch + Lomb shall initially be a “restricted” subsidiary subject to the terms of the 2022 Amended Credit Agreement covenants, but does not require Bausch + Lomb to guarantee the obligations under the 2022 Amended Credit Agreement. The 2022 Amended Credit Agreement permits the Company to designate Bausch + Lomb as an “unrestricted” subsidiary under the 2022 Amended Credit Agreement and no longer subject to the terms of the covenants thereunder provided that no event of default is continuing or will result from such designation and the total leverage ratio of Remainco (as defined in the 2022 Amended Credit Agreement) will not be greater than 7.60:1.00 on a pro forma basis. The Credit Agreement Refinancing contains provisions designed to facilitate the B+L Separation.
Senior Secured Credit Facilities under the B+L Credit Agreement
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “B+L Credit Agreement”, and the credit facilities thereunder, the “B+L Credit Facilities”) providing for term loans of $2,500 million with a five-year term to maturity (the “B+L Term Facility”) and a five-year revolving credit facility of $500 million (the “B+L Revolving Credit Facility” and such financing, the “B+L Debt Financing”). The B+L Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The term loans are denominated in U.S. dollars, and borrowings under the revolving credit facility will be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of June 30, 2022, the B+L Revolving Credit Facility remains undrawn.
Borrowings under the B+L Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) the term SOFR rate for the interest period relevant to such borrowing or (b) a base rate, determined by reference to the highest of: (i) the prime rate (as defined in the B+L Credit Agreement), (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the term SOFR rate for a period of one month plus 1.00% (or if such rate shall not be ascertainable, 1.00%) (provided, however, that the term SOFR rate with respect to the B+L Revolving Credit Facility shall at no time be less than 0.00% per annum), (ii) Canadian dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) the BA rate for the interest period relevant to such borrowing (provided, however, that the BA rate shall at no time be less than 0.00% per annum) or (b) prime rate determined by reference to the higher of: (x) the rate of interest last quoted by The Wall Street Journal as the “Canadian Prime Rate” or, if The Wall Street Journal ceases to quote such rate, the highest per annum interest rate published by the Bank of Canada as its prime rate and (y) the one month BA rate calculated daily plus 1.00% (provided, however, that the prime rate shall at no time be less than 0.00% per annum), (iii) euros bear interest at a rate per annum equal to EURIBOR for the interest period relevant to such borrowing (provided, however, that such rate shall at no time be less than 0.00% per annum) and (iv) pounds sterling bear interest at a rate per annum equal to the effective overnight interest rate for unsecured transaction in the Sterling Overnight Index Average (“SONIA”) (provided, however, that such rate, shall at no time be no less than 0.00% per annum, in each case, plus an applicable margin. Term SOFR rate loans are subject to a credit spread adjustment of 0.10% and sterling loans are subject to a credit spread adjustment of 0.0326%.
The applicable interest rate margins for borrowings under the B+L Revolving Credit Facility are: (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to term SOFR rate, EURIBOR, SONIA or BA rate borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after: (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long term indebtedness for borrowed money receives an investment grade rating from at least two of S&P, Moody’s and Fitch and (y) the B+L Term Loan Facility has been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to term SOFR rate, EURIBOR, SONIA or BA rate borrowings based on Bausch + Lomb’s debt rating. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the B+L Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on term SOFR rate borrowings under the B+L Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the B+L Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either (i) the term SOFR rate for the interest period relevant to such borrowing (provided, however, that the term SOFR rate with respect to the B+L Term Facility shall at no time be less than 0.50% per annum), plus an applicable margin of 3.25% or (ii) a base rate determined by reference to the highest of (x) the prime rate (as defined in the B+L Credit Agreement), (y) the federal funds effective rate plus 1/2 of 1.00% and (z) the term SOFR rate for a period of one month plus 1.00% (or if such rate shall not be ascertainable, 2.25% (provided, however, that the base rate with respect to the B+L Term Facility shall at no time be less than 0.50% per annum), plus an applicable margin of 2.25%. Term SOFR rate loans are subject to a credit spread adjustment of 0.10%.
Subject to certain exceptions and customary baskets set forth in the B+L Credit Agreement, Bausch + Lomb is required to make mandatory prepayments of the loans under the B+L Term Facility under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the B+L Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the B+L Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the B+L Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments beginning on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2022, the remaining mandatory quarterly amortization payments for the B+L Term Facility were $119 million through March 2027.
Senior Secured Notes
The Senior Secured Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor under the 2022 Amended Credit Agreement and existing Senior Unsecured Notes (together, the “Note Guarantors”). The Senior Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the Company’s obligations under the 2022 Amended Credit Agreement under the terms of the indentures governing the Senior Secured Notes.
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
The aggregate principal amount of our Senior Secured Notes as of June 30, 2022 and December 31, 2021 was $4,850 million and $3,850 million, respectively, an increase of $1,000 million representing the issuance of February 2027 Secured Notes.
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2022 Amended Credit Agreement. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2022 Amended Credit Agreement. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. In connection with the closing of the B+L IPO, the discharge of the April 2025 Unsecured Notes Indenture and the related release under the 2022 Amended Credit Agreement described above, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released. On a non-consolidated basis, the non-guarantor subsidiaries (which, for the avoidance of doubt, does not give effect to the release of the guarantees in connection with closing of the B+L IPO) had total assets of $6,343 million and total liabilities of $7,106 million as of June 30, 2022, and revenues of $755 million and operating income of $50 million for the six months ended June 30, 2022.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
The aggregate principal amount of our Senior Unsecured Notes as of June 30, 2022 and December 31, 2021 was $11,769 million and $14,900 million, respectively, a decrease of $3,131 million, attributable to: (i) the redemption in full of the April 2025 Senior Unsecured Notes and (ii) the repurchase and retirement of certain outstanding Senior Secured Notes in the open market with an aggregate par value of approximately $481 million for $300 million.
Availability Under Revolving Credit Facilities
As of the date of this filing, August 9, 2022, there were $550 million of outstanding borrowings, $40 million of issued and outstanding letters of credit and approximately $385 million of remaining availability under the 2027 Revolving Credit Facility.
As of the date of this filing, August 9, 2022, the B+L Revolving Credit Facility remains undrawn and has availability of approximately $500 million. Absent the making of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L Revolving Credit Facility are not available to fund the operations, investing and financing activities of Bausch Health.
Covenant Compliance
Any inability to comply with the covenants under the terms of our 2022 Amended Credit Agreement, B+L Credit Agreement, Senior Secured Notes indentures or Senior Unsecured Notes indentures could lead to a default or an event of default for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under our 2022 Amended Credit Agreement and B+L Credit Agreement, holders of our Senior Secured Notes and holders of our Senior Unsecured Notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver.
As of June 30, 2022, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of this Form 10-Q.
The Company continues to take steps to seek to improve its operating results to ensure continual compliance with its financial maintenance covenant and take other actions to reduce its debt levels to align with the Company’s long-term strategy. The Company may consider taking other actions, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities including secondary offerings of the common shares of Bausch + Lomb, as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenant and meeting its debt service obligations.
Weighted Average Interest Rate
The weighted average stated rate of interest of the Company’s outstanding debt as of June 30, 2022 and December 31, 2021 was 6.34% and 5.88%, respectively.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements for further details.
Focus on Capitalization of the Post-separation Entities
In connection with the B+L Separation, we have emphasized that it is important that the post-separation entities be well-capitalized, with appropriate leverage and with access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth. Therefore, we see the appropriate capitalization and leverage of these businesses post-separation as a key to bringing out the maximum value across our portfolio of assets and it is a primary objective of our plan of separation.
Credit Ratings
As of August 9, 2022, the credit ratings and outlook from Moody’s, Standard & Poor’s (“S&P’s”) and Fitch for certain outstanding obligations of the Company were as follows:

	Bausch Health Companies Inc.				Bausch + Lomb Corporation
Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook	Corporate Rating	Senior Secured Rating	Outlook
Moody’s	Caa1	B2	Caa2	Negative		B1	Negative
Standard & Poor’s	CCC+	B	CCC	Negative	CCC+	CCC+	Developing
Fitch	B-	BB-	B-	Negative	B+	BB+	Rating Watch Evolving
Bausch Health Companies Inc. - On May 10, 2022, in connection with the B+L IPO and related Credit Agreement Refinancing, Moody’s assigned our senior secured notes a Ba3 rating, consistent with the Ba3 rating assigned to the $2,500 million of term B loans and the $975 million revolving credit facility and to the newly issued February 2027 Secured Notes.
On May 31, 2022, S&P’s downgraded all of its credit ratings 1-notch and affirmed its negative outlook.
On July 29, 2022, Moody’s lowered its credit ratings two notches to: a corporate rating of Caa1, a senior secured rating of B2 and a senior unsecured rating of Caa2. On August 1, 2022, S&P’s lowered its credit ratings two notches to: a corporate rating to CCC+, a senior secured rating of B and a senior unsecured rating of CCC. On August 3, 2022, Fitch lowered its credit ratings one notch to: a corporate rating of B-, a senior secured rating of BB- and a senior unsecured rating of B-. These downgrades were a result of the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Consolidated Financial Statements).
Bausch + Lomb Corporation - Bausch + Lomb is a restricted subsidiary under the 2022 Amended Credit Agreement and related indentures and will remain a restricted subsidiary until Bausch Health designates Bausch + Lomb as “unrestricted”, which is expected to occur at or prior to the distribution anticipated under the proposed B+L Separation. We expect Bausch + Lomb’s credit ratings could be capped to that of the Company, until we designate Bausch + Lomb as “unrestricted”.
In August 2022, S&P lowered its credit ratings for Bausch + Lomb two notches to: a corporate rating of CCC+ and a senior secured rating of CCC+. Moody’s lowered its senior secured rating for Bausch + Lomb two notches to B1. Fitch lowered its corporate rating for Bausch + Lomb one notch to B+ and maintained its senior secured rating for Bausch + Lomb of BB+. These downgrades were made simultaneously with the downgrades to the credit ratings of Bausch Health, Bausch + Lomb’s parent company.
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
A substantial portion of our cash requirements for the remainder of 2022 are for debt service. Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring, integration and separation costs, benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions. We regularly consider licensing and acquisition opportunities within our core therapeutic areas, some of which could be sizable.
In addition to our working capital requirements, as of June 30, 2022, we expect our primary cash requirements during the remainder of 2022 to include:
•Debt repayments—Based on our debt portfolio as of August 3, 2022, we anticipate making mandatory amortization payments of approximately $75 million and interest payments of approximately $730 million during the period July 1, 2022 through December 31, 2022. As discussed below, we have and in the future may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash from operations and cash provided from the sale of common stock and additional debt financings in connection with the B+L Separation;
•IT Infrastructure Investment—We expect to make payments of approximately $20 million for licensing, maintenance and capitalizable costs associated with our IT infrastructure improvement projects during the remainder of 2022;
•Capital expenditures—We expect to make payments of approximately $180 million for property, plant and equipment during the remainder of 2022;
•Contingent consideration payments—We expect to make contingent consideration and other development/approval/sales-based milestone payments of approximately $25 million during the remainder of 2022;
•Restructuring and integration payments—We expect to make payments of $20 million during the remainder of 2022 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through June 30, 2022;
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $6 million during the remainder of 2022; and
•Litigation Payments—In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of June 30, 2022, the Company’s Consolidated Balance Sheet includes accrued current loss contingencies of $1,536 million related to matters which are both probable and reasonably estimable, of which $1,210 million is expected to be payable during the period July 1, 2022 through December 31, 2022; however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made.
U.S. Securities Litigation for $1,210 million - The amounts which can be expected to be payable during the period July 1, 2022 through December 31, 2022 include inter alia the agreement to resolve the U.S. Securities litigation for $1,210 million. Final court approval of this settlement was granted in January 2021 but is subject to an objector’s appeal of the Court’s final approval order. The settlement resolves and discharges all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against them and deny all allegations of wrongdoing. This settlement resolves the most significant of the Company’s remaining legacy legal matters and eliminates a material uncertainty regarding our Company. As of June 30, 2022, Restricted cash and other settlement deposits includes $1,210 million of payments into an escrow fund under the terms of a settlement agreement regarding the U.S. Securities Litigation.
See Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Consolidated Financial Statements for further details on this and other matters. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
Future Costs of B+L Separation
The Company has incurred costs associated with activities to complete the B+L Separation and the suspended, Solta IPO, and will continue to incur costs associated with the B+L separation. These activities include the costs of: (i) separating Bausch + Lomb and the Solta Medical businesses from the remainder of the Company and (ii) registering Bausch + Lomb as an independent publicly traded entity. Separation and IPO costs are incremental costs directly related to the B+L Separation and Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing new boards of directors and related board committees for Bausch + Lomb. The Company has also incurred, and will incur, Separation-related and IPO-related costs which are incremental costs indirectly related to the B+L Separation. These costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. The extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
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
Unrecognized Tax Benefits
As of June 30, 2022, the Company had unrecognized tax benefits totaling $840 million, of which, $14 million is expected to be realized during the remainder of 2022, however a reliable estimate of the period in which the remaining uncertain tax positions will be payable, if ever, cannot be made.
Future Repurchases of Debt
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, we may, from time to time, purchase outstanding debt for cash in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, future liquidity requirements, contractual restrictions and other factors.
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
At August 4, 2022, we had 361,728,490 issued and outstanding common shares. In addition, as of August 4, 2022, we had outstanding 10,932,203 stock options and 5,824,121 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 1,518,449 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 1,129,202 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022, and determined that there were no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2022, except for: (i) estimates and assumptions regarding the nature, timing and extent that the COVID-19 pandemic had on the Company’s operations and cash flows as discussed in Note 2,

“SIGNIFICANT ACCOUNTING POLICIES” to our unaudited interim Consolidated Financial Statements, (ii) the impact that the current year segment and reporting unit realignments had on the Company’s allocation of goodwill as discussed in Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Consolidated Financial Statements and (iii) the estimates associated with the fair value of Ortho Dermatologics reporting unit in testing goodwill for impairment as discussed in Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Consolidated Financial Statements.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected research and development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for 2022 and beyond; the Company’s plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in our Fourth Amended and Restated Credit and Guaranty Agreement dated as of June 1, 2018 (the “Restated Credit Agreement”), as amended by the First Incremental Amendment to the Restated Credit Agreement, dated as of November 27, 2018 (the “2018 Restated Credit Agreement”) and the Second Amendment (the “Second Amendment”) to the 2018 Restated Credit Agreement, dated as of May 10, 2022 (as so amended, and as may be further amended, supplemented or otherwise modified from time to time in accordance with the terms thereof, the “2022 Amended Credit Agreement”), and senior notes indentures; the ability of our subsidiary, Bausch + Lomb Corporation (“Bausch + Lomb”), to comply with the financial and other covenants contained in its Credit and Guaranty Agreement (the “B+L Credit Agreement”, and the credit facilities thereunder, the “B+L Credit Facilities”), dated as of May 10, 2022; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenues, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic; the anticipated impact from the ongoing conflict between Russia and Ukraine; and the Company’s plan to separate its eye health business, including the structure and timing of completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “strive”, “ongoing”, “decrease” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. All of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:

•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the availability and effectiveness of vaccines for COVID-19 (including with respect to current or future variants and subvariants), COVID-19 vaccine immunization rates, the emergence of variant and subvariant strains of COVID-19, the resurgence of the COVID-19 virus and variant and subvariant strains thereof (including, but not limited to, the recent resurgence of COVID-19 cases) and any resulting reinstitution of lockdowns and other restrictions, the evolving reaction of governments, private sector participants and the public to that pandemic, and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on the Company, including, but not limited to, its supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition, costs (which may increase) and revenue and margins (both of which may decrease);
•the challenges the Company faces as a result of the closing of the initial public offering (“IPO”) of Bausch + Lomb (the “B+L IPO”), including the transitional services being provided by and to Bausch + Lomb, any potential, actual or perceived conflict of interest of some of our directors and officers because of their equity ownership in Bausch + Lomb and/or because they also serve as directors or officers of Bausch + Lomb and our ability to timely consolidate the financial results of the Bausch + Lomb business;
•with respect to the Company's proposed plan to spinoff Bausch + Lomb, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the spinoff, the expected timing of completion of the spinoff and its terms (including the Company’s expectation that the spinoff will be completed following the expiry of customary lock-ups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals), the Company’s ability to complete the spinoff considering the various conditions to the completion of the spinoff (some of which are outside the Company’s control, including conditions related to regulatory matters and applicable shareholder and stock exchange approvals), that market or other conditions are no longer favorable to completing the spinoff, that the previously announced planned IPO of the Company’s aesthetics medical device business, Global Solta (the “Solta IPO”) has been suspended, that the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Consolidated Financial Statements) may affect the timing of, or our ability to complete the B+L Separation, that applicable shareholder, stock exchange, regulatory or other approvals is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the spinoff, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and the separated entity to satisfy the conditions required to maintain the tax-free status of the spinoff (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the spinoff, the potential dissynergy costs resulting from the spinoff, the impact of the spinoff on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any spinoff will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
•ongoing litigation and potential additional litigation, claims, challenges and/or regulatory investigations challenging or otherwise relating to the B+L IPO and the spinoff and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
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
•our ability to comply with the financial and other covenants contained in our senior notes indentures, the 2027 Revolving Credit Facility (as defined below), the 2022 Amended Credit Agreement, the B+L Credit Agreement and other current or future credit and/or debt agreements, including the ability of Bausch + Lomb to comply with its covenants and obligations under the B+L Credit Agreement, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, our ability to draw under our 2027 Revolving Credit Facility, Bausch + Lomb’s ability to draw down under the revolving credit facility under the B+L Credit Agreement and restrictions on our ability to make certain investments and other restricted payments;
•any default under the terms of our senior notes indentures or the 2022 Amended Credit Agreement (and other current or future credit and/or debt agreements) and our ability, if any, to cure or obtain waivers of such default;
•any downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;
•any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2022 or beyond, including as a result of the impacts of the COVID-19 pandemic on our business and operations, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in the 2022 Amended Credit Agreement, senior notes indentures and/or the B+L Credit Agreement (and other current or future credit and/or debt agreements) and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;
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
•our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, limitations on the way we conduct business imposed by the covenants contained in our 2022 Amended Credit Agreement, the B+L Credit Agreement, our senior notes indentures and the agreements governing our other indebtedness, and the impacts of the COVID-19 pandemic;
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
•our eligibility for benefits under tax treaties and the availability of low effective tax rates for the business profits of certain of our subsidiaries;
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
•adverse global economic conditions, including rates of inflation, and credit markets and foreign currency exchange uncertainty and volatility in certain of the countries in which we do business;
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

•our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the filing by Norwich Pharmaceuticals Inc. (“Norwich”) of its Abbreviated New Drug Application (“ANDA”) for Xifaxan® (rifaximin) 550 mg tablets and the Company’s related lawsuit filed against Norwich in connection therewith) and the impact of the Norwich matter on, among other things, our business results, financial results, and the proposed separation of B+L;
•our ability to successfully appeal the decision of the U.S. District Court for the District of Delaware in the Company’s lawsuit against Norwich in connection with Norwich’s ANDA and challenge Norwich’s ability to achieve a modified ANDA that avoids an injunction [expected to be issued] by the District Court and omits the Xifaxan® hepatic encephalopathy (“HE”) indication and HE safety data;
•the fact that a substantial amount of our revenues are derived from the Xifaxan® product line, and that we may be materially impacted by the entry of a generic rifaximin product earlier than January 2028;
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
•the impact of changes in federal laws and policy that may be undertaken under the current administration;
•illegal distribution or sale of counterfeit versions of our products;
•any plans for the Company's aesthetic medical business;
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
Interest Rate Risk
As of June 30, 2022, we had $16,631 million and $5,425 million principal amount of issued fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of June 30, 2022 was $11,266 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $428 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $451 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates would have an annualized pre-tax effect of approximately $54 million in our Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Inflation Risk
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 18, “LEGAL PROCEEDINGS” of notes to the unaudited interim Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors as disclosed in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022. The following additional and amended and restated risk factors set forth additional and/or amended risks affecting the Company from those originally presented in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021:
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
For the full year ended December 31, 2021 and the six months ended June 30, 2022, we derived approximately 2% of our revenues from sales of our products in Russia, less than 1% of our revenues from sales of our products in Ukraine, and less than 1% of our revenues from sales of our products in Belarus. As of the date of this filing, the conflict between Ukraine and Russia has begun to impact our business in the region, and we are continuously monitoring developments to assess any potential future impact that may arise. Given the nature of our products, we do not believe that the current sanctions and other measures imposed by the United States and other countries preclude us from conducting business in the region. However, we anticipate that the ongoing conflict in this region and the sanctions and other actions by the global community in response may continue to hinder our ability to conduct business with customers and vendors in this region. For example, we have experienced and may in the future experience disruption and delays in the supply of our products to our customers in Russia, Belarus and Ukraine. We have experienced and may in the future also experience decreased demand for our products in these countries as a result of the conflict and invasion. In addition, we may experience difficulties in collecting receivables from such customers. If we are hampered in our ability to conduct business with new or existing customers and vendors in this region, our business, and operations, including our revenues, profitability and cash flows, could be adversely impacted. Furthermore, if the sanctions and other retaliatory measures imposed by the global community change, we may be required to cease or suspend our operations in the region or, should the conflict worsen, we may voluntarily elect to do so. We cannot provide assurance that current sanctions or potential future changes in these sanctions or other measures will not have a material impact on our operations in Russia, Belarus and Ukraine. The disruption to, or suspension of, our business and operations in Russia, Belarus and Ukraine would adversely impact our business, financial condition, cash flows and results of operations in this region which may, in turn, materially adversely impact our overall business, financial condition, cash flows and results of operations, which impact could be material, and could cause the market value of our common shares to decline. Finally, we are also subject to risks if exchange controls were to be imposed that would limit the repatriation of profits from our operations in Russia. While we do not rely on profits or dividends from our Russian operations to fund our debt repayment or other business activities generally, as our operations from Russia primarily involve the sale of products purchased from our affiliates located outside of Russia, any exchange controls that would limit the purchase of or payment for products or goods from outside of Russia may have an adverse impact on our operations in Russia or the way we conduct business in Russia.
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
In addition, as a result of the ongoing conflict between Russia and Ukraine, we may experience other risks, difficulties and challenges in the way we conduct our business and operations generally. For example, there may be an increased risk of cybersecurity attacks due to the current conflict between Russia and Ukraine, including cyber security attacks perpetrated by Russia or others at its direction in response to economic sanctions and other actions taken against Russia as a result of its invasion of Ukraine. Any increase in such attacks on us or our third-party providers or other systems could adversely affect our network systems or other operations. In order to address the risks associated with cybersecurity attacks from the region (including state-sponsored cybersecurity attacks), we have taken action to consolidate network traffic from Russia and Belarus through a single point, which is designed to allow us to more closely inspect that traffic. In addition, if required, this consolidation provides a single point to quickly and efficiently disconnect the region from our corporate network. At this time, to the best of our knowledge, we do not believe we have experienced any cyberattacks that are related to the conflict between Russia and Ukraine. Although we have taken steps to enhance our protections against such attacks, we may not be able to address these cybersecurity threats proactively or implement adequate preventative measures and there can be no assurance that we will promptly detect and address any such disruption or security breach, if at all. In addition, as a result of the risk of collectability of receivables from our customers in Russia, Belarus and Ukraine, we may be required to adjust our accounting practices relating to revenue recognition in this region, with the result that we may not be able to recognize revenue from these customers until collected. We may also suffer reputational harm as a result of our continued operations in Russia, which may adversely impact our sales and other businesses in other countries. Finally, we have one global clinical trial involving Russia, Ukraine and Belarus with patients enrolled. We continue to support the existing patients, but have no plans to enroll new patients at this time. Plans for any additional trials involving Russia, Ukraine and Belarus have been postponed.
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
The B+L Separation, including a distribution of all or a portion of our remaining equity interest in Bausch + Lomb to our shareholders, is subject to challenge, which could delay or prevent the consummation of such transactions or cause them to occur on worse terms than we currently expect. For example, in March 2022, the Company and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division (which was subsequently removed to the U.S. District Court for the District of New Jersey), brought by certain individual investors in the Company’s common shares and debt securities who are also maintaining individual securities fraud claims against the Company and certain of its current or former officers and directors. This newly filed action seeks a declaratory judgment that the transfer of assets from the Company to Bausch + Lomb would constitute a voidable transfer under New Jersey’s Uniform Voidable Transactions Act and that Bausch + Lomb would become liable for damages awarded against the Company in the individual opt-out actions. In addition, the Company could, in the future, face additional legal proceedings and investigations and inquiries by governmental agencies relating to these or similar matters. For more information regarding legal proceedings, see Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Consolidated Financial Statements elsewhere in this Form 10-Q.
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

We recently announced that we are suspending our plan to pursue an IPO of our Solta medical device aesthetics business. Accordingly, the Solta IPO will not be completed in accordance with the previously-anticipated timeline, and may not be completed at all, and if resumed will involve significant time, expense, and distraction, any of which could disrupt or have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
On August 3, 2021, we announced that we intended to pursue an IPO of Solta Medical. The proposed Solta IPO would establish Solta Medical as a separate publicly traded company that consists of our medical aesthetics business, subject to regulatory approvals and certain conditions, including final approval by our Board of Directors and compliance with (including completion of all necessary filings required by) U.S. securities laws and stock exchange rules. On June 16, 2022, as a result of challenging market conditions and other factors, we announced that we were suspending our plans for the Solta IPO, and that we will revisit alternative paths for Solta in the future. Such suspension could delay the completion of the Solta IPO for a significant period of time or prevent it from occurring at all.
Our decision to suspend our plans for the Solta IPO could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than expected. No assurance can be given as to whether and when the Solta IPO will occur or whether the Solta IPO, if pursued, will achieve the benefits we expect. As a result, there can be no assurance as to the timing of the completion of the Solta IPO or its terms. Any changes with respect to the timing of the Solta IPO or the terms and conditions on which the Solta IPO occurs could also delay the B+L Separation or cause the B+L Separation to occur on terms or conditions that are different or less favorable than expected.
If we determine to proceed with the Solta IPO, unanticipated developments, including disruptions to business and commerce induced by the COVID-19 pandemic, unfavorable market conditions, possible delays in obtaining any necessary stock exchange, regulatory or other approvals or the failure to obtain any such approvals, negotiating challenges, the uncertainty of the financial markets, changes in the laws and regulations (both in the U.S. and in other jurisdictions, including China), reactions of customers and other parties, industry or economic conditions outside of the Company’s control, and other challenges in executing the Solta IPO, could further delay or prevent the completion of the Solta IPO, or cause the Solta IPO to occur on terms or conditions that are different or less favorable than expected.
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
If we determine to proceed with the Solta IPO, executing the Solta IPO will require significant resources, time and attention from our senior management and employees, which senior management and employees are already expending significant resources, time and attention on the B+L Separation. The Solta IPO could cause further distractions and further divert attention and resources away from other projects and the day-to-day operation of our business. Both we and Solta may also experience increased difficulties in attracting, retaining, and motivating management and employees during the pendency of the Solta IPO and following its completion. For more information on these and other related risks, see Item 1A. “Risk Factors—Employment-related Risks” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Solta IPO, whether or not completed, may also have an adverse impact on our relationships with our customers, suppliers and other business counterparties. The price of our common shares could also fluctuate significantly in response to developments or market speculation related to the proposed Solta IPO. The Solta IPO, if completed, may also have the effect of exacerbating other risk factors disclosed in this Quarterly Report and in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
We have already incurred expenses in connection with the Solta IPO, and if we determine to proceed with the Solta IPO we expect that the process of completing the Solta IPO will be time-consuming and involve significant additional costs and expenses, which may not yield a discernible benefit if the Solta IPO is not completed or is not completed on the timeline or terms anticipated. In addition, regardless of whether the Solta IPO is completed, we have been and will be required to pay certain costs and expenses incurred in connection therewith, such as legal, accounting, and other professional and advisory fees. Furthermore, the Solta IPO, if completed, is expected to result in dyssynergy costs, which may be greater than we anticipate and/or may be significant. In addition, we could be subject to legal proceedings or other claims challenging the Solta IPO, which could result in substantial costs and liability and also divert management’s attention and resources, any of which could harm our business.

Any of the above factors could cause the Solta IPO (or the failure to consummate the Solta IPO) to have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended June 30, 2022.
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

10.2
Amendment to Tax Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of April 28, 2022, originally filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 28, 2022, which is incorporated by reference herein.

10.3
Arrangement Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation and the other parties thereto, dated as of April 28, 2022, originally filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2022, which is incorporated by reference herein.†#

10.4
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

10.5
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

10.6
Bausch Health Companies Inc. Further Amended and Restated 2014 Omnibus Incentive Plan, effective as of June 21, 2022, originally filed as Exhibit B to the Company’s definitive proxy statement (File No. 001-14956) filed on May 2, 2022, which is incorporated by reference herein, ††

10.7*	Employment Agreement, dated as of October 20, 2021, by and between Bausch Health Companies Inc. and Tom Vadaketh. ††
10.8*	Employment Agreement, dated as of December 3, 2021, by and between Bausch Health Companies Inc. and Seana Carson. ††
10.9*	Employment Agreement, dated as of May 28, 2020, by and between Bausch Health Companies Inc. and Robert Spurr. ††
10.10*	Amendment to Employment Agreement dated September 1, 2021 by and between Bausch Health Companies Inc. and Robert Spurr. ††
10.11*	Separation Agreement, dated as of June 1, 2022, by and between Bausch Health Companies Inc. and Robert Spurr. ††
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Bausch Health Companies Inc. (Registrant)

Date:	August 9, 2022	/s/ THOMAS J. APPIO
Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2022	/s/ TOM VADAKETH
Tom Vadaketh Executive Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1
Amendment to Master Separation Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of April 28, 2022, originally filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 28, 2022, which is incorporated by reference herein.

10.2
Amendment to Tax Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of April 28, 2022, originally filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 28, 2022, which is incorporated by reference herein.

10.3
Arrangement Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation and the other parties thereto, dated as of April 28, 2022, originally filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2022, which is incorporated by reference herein.†#

10.4
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

10.5
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

10.6
Bausch Health Companies Inc. Further Amended and Restated 2014 Omnibus Incentive Plan, effective as of June 21, 2022, originally filed as Exhibit B to the Company’s definitive proxy statement (File No. 001-14956) filed on May 2, 2022, which is incorporated by reference herein, ††

10.6
Bausch Health Companies Inc. Further Amended and Restated 2014 Omnibus Incentive Plan, effective as of June 21, 2022, originally filed as Exhibit B to the Company’s definitive proxy statement (File No. 001-14956) filed on May 2, 2022, which is incorporated by reference herein, ††

10.7*	Employment Agreement, dated as of October 20, 2021, by and between Bausch Health Companies Inc. and Tom Vadaketh. ††
10.8*	Employment Agreement, dated as of December 3, 2021, by and between Bausch Health Companies Inc. and Seana Carson. ††
10.9*	Employment Agreement, dated as of May 28, 2020, by and between Bausch Health Companies Inc. and Robert Spurr. ††
10.10*	Amendment to Employment Agreement dated September 1, 2021 by and between Bausch Health Companies Inc. and Robert Spurr. ††
10.11*	Separation Agreement, dated as of June 1, 2022, by and between Bausch Health Companies Inc. and Robert Spurr. ††
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.

†    Management contract or compensatory plan or arrangement.
†† Management contract or compensatory plan arrangement.