Form 10-Q/A
period 2022-06-30
Bausch Health Companies Inc.
filed 2022-09-02
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Bausch Health Companies Inc. (the “Company”), amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (the “Quarterly Report”), which was initially filed with the Securities and Exchange Commission on August 9, 2022. Capitalized terms used in this Explanatory Note and not otherwise defined herein shall have the meanings ascribed to such terms in the Quarterly Report.
This Amendment No. 1 is being filed to correct an error in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part I, Item 2 of the Quarterly Report. The Quarterly Report incorrectly stated that, with respect to the Company’s Senior Unsecured Notes, on a non-consolidated basis, the non-guarantor subsidiaries (which, for the avoidance of doubt, does not give effect to the release of the guarantees in connection with closing of the B+L IPO) had total assets of $6,343 million and total liabilities of $7,106 million as of June 30, 2022, and revenues of $755 million and operating income of $50 million for the six months ended June 30, 2022.
This Amendment No. 1 revises the Quarterly Report to correctly disclose that, with respect to the Company’s Senior Unsecured Notes, on a non-consolidated basis, the non-guarantor subsidiaries had total assets of $12,558 million and total liabilities of $4,299 million as of June 30, 2022, and revenues of $2,028 million and operating income of $10 million for the six months ended June 30, 2022.
No other changes in the Quarterly Report are being made by this Amendment No. 1. However, in accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Part I, Item 2, as amended, is included herein.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications of our principal executive officer and principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto. This Amendment No. 1 speaks as of the date of the Quarterly Report, and has not been updated to reflect events occurring subsequent to the original filing date of the Quarterly Report.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
i

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through August 9, 2022 and should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2022 Amended Credit Agreement. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2022 Amended Credit Agreement. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. In connection with the closing of the B+L IPO, the discharge of the April 2025 Unsecured Notes Indenture and the related release under the 2022 Amended Credit Agreement described above, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $12,558 million and total liabilities of $4,299 million as of June 30, 2022, and revenues of $2,028 million and operating income of $10 million for the six months ended June 30, 2022.
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

PART II. OTHER INFORMATION
Item 6. Exhibits

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

Bausch Health Companies Inc. (Registrant)

Date:	September 2, 2022	/s/ THOMAS J. APPIO
Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Date:	September 2, 2022	/s/ TOM VADAKETH
Tom Vadaketh Executive Vice President, Chief Financial Officer (Principal Financial Officer)