Form 10-Q
period 2022-09-30
Bausch Health Companies Inc.
filed 2022-11-03
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 361,868,131 shares outstanding as of October 28, 2022.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to euros and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of September 30, 2022.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and may be forward-looking information within the meaning of applicable Canadian securities laws (collectively, “forward-looking statements”), as described in more detail under the heading “Forward-Looking Statements” in Item 2 of Part I of this Form 10-Q. Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in (i) our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022, under Item 1A. “Risk Factors”; (ii) under Item 1A. Risk Factors in Part II of this Form 10-Q; and (iii) in the Company’s other filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”). When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$486	$582
Restricted cash and other settlement deposits	11	1,537
Trade receivables, net	1,739	1,775
Inventories, net	1,056	993
Prepaid expenses and other current assets	718	720
Total current assets	4,010	5,607
Property, plant and equipment, net	1,507	1,598
Intangible assets, net	6,024	6,948
Goodwill	12,044	12,457
Deferred tax assets, net	2,372	2,252
Other non-current assets	341	340
Total assets	$26,298	$29,202
Liabilities
Current liabilities:
Accounts payable	$486	$407
Accrued and other current liabilities	2,934	4,791
Current portion of long-term debt	411	—
Total current liabilities	3,831	5,198
Acquisition-related contingent consideration	189	202
Non-current portion of long-term debt	20,804	22,654
Deferred tax liabilities, net	422	529
Other non-current liabilities	619	653
Total liabilities	25,865	29,236
Commitments and contingencies (Note 18)
Equity (Deficit)
Common shares, no par value, unlimited shares authorized, 361,781,292 and 359,405,748 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	10,387	10,317
Additional paid-in capital	129	462
Accumulated deficit	(8,776)	(8,961)
Accumulated other comprehensive loss	(2,265)	(1,924)
Total Bausch Health Companies Inc. shareholders’ deficit	(525)	(106)
Noncontrolling interest	958	72
Total equity (deficit)	433	(34)
Total liabilities and equity (deficit)	$26,298	$29,202
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Product sales	$2,026	$2,088	$5,871	$6,167
Other revenues	20	23	60	71
	2,046	2,111	5,931	6,238
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	578	574	1,691	1,742
Cost of other revenues	6	8	21	26
Selling, general and administrative	661	653	1,959	1,944
Research and development	133	121	387	348
Amortization of intangible assets	290	338	902	1,055
Goodwill impairments	119	—	202	469
Asset impairments, including loss on assets held for sale	1	18	15	213
Restructuring, integration, separation and IPO costs	10	8	58	29
Other expense (income), net	4	(183)	6	329
	1,802	1,537	5,241	6,155
Operating income	244	574	690	83
Interest income	3	2	8	6
Interest expense	(385)	(351)	(1,157)	(1,083)
Gain (loss) on extinguishment of debt	570	(12)	683	(62)
Foreign exchange and other	7	3	4	11
Income (loss) before income taxes	439	216	228	(1,045)
(Provision for) benefit from income taxes	(36)	(25)	(30)	36
Net income (loss)	403	191	198	(1,009)
Net income attributable to noncontrolling interest	(4)	(3)	(13)	(8)
Net income (loss) attributable to Bausch Health Companies Inc.	$399	$188	$185	$(1,017)

Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$1.10	$0.52	$0.51	$(2.84)
Diluted	$1.10	$0.52	$0.51	$(2.84)

Weighted-average common shares
Basic	362.5	359.6	361.8	358.5
Diluted	363.4	364.0	363.7	358.5
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$403	$191	$198	$(1,009)
Other comprehensive loss
Foreign currency translation adjustment	(243)	(80)	(465)	(128)
Pension and postretirement benefit plan adjustments, net of income taxes	(1)	(1)	6	(1)
Other comprehensive loss	(244)	(81)	(459)	(129)
Comprehensive income (loss)	159	110	(261)	(1,138)
Comprehensive income attributable to noncontrolling interest	(23)	(3)	(32)	(9)
Comprehensive income (loss) attributable to Bausch Health Companies Inc.	$136	$107	$(293)	$(1,147)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders’ Equity (Deficit)
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ Deficit	Non- controlling Interest	Total Equity (Deficit)
	Shares	Amount
	Three Months Ended September 30, 2022
Balances, July 1, 2022	361.6	$10,380	$104	$(9,175)	$(2,002)	$(693)	$946	$253
Common shares issued under share-based compensation plans	0.2	7	(7)	—	—	—	—	—
Share-based compensation	—	—	33	—	—	33	—	33
Employee withholding taxes related to share-based awards	—	—	(1)	—	—	(1)	—	(1)
Noncontrolling interest distributions	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	399	—	399	4	403
Other comprehensive (loss) income	—	—	—	—	(263)	(263)	19	(244)
Balances, September 30, 2022	361.8	$10,387	$129	$(8,776)	$(2,265)	$(525)	$958	$433

	Three Months Ended September 30, 2021
Balances, July 1, 2021	358.7	$10,300	$413	$(9,218)	$(2,182)	$(687)	$76	$(611)
Common shares issued under share-based compensation plans	0.5	12	(6)	—	—	6	—	6
Share-based compensation	—	—	33	—	—	33	—	33
Employee withholding taxes related to share-based awards	—	—	(3)	—	—	(3)	—	(3)
Release of foreign currency translation losses upon disposal of assets held for sale	—	—	—	—	340	340	—	340
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net income	—	—	—	188	—	188	3	191
Other comprehensive loss	—	—	—	—	(81)	(81)	—	(81)
Balances, September 30, 2021	359.2	$10,312	$437	$(9,030)	$(1,923)	$(204)	$69	$(135)

	Nine Months Ended September 30, 2022
Balances, January 1, 2022	359.4	$10,317	$462	$(8,961)	$(1,924)	$(106)	$72	$(34)
Proceeds from B+L initial public offering, net of costs (Note 2)	—	—	(327)		137	(190)	865	675
Common shares issued under share-based compensation plans	2.4	70	(67)	—	—	3	—	3
Share-based compensation	—	—	91	—	—	91	—	91
Employee withholding taxes related to share-based awards	—	—	(30)	—	—	(30)	—	(30)
Noncontrolling interest distributions	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	185	—	185	13	198
Other comprehensive (loss) income	—	—	—	—	(478)	(478)	19	(459)
Balances, September 30, 2022	361.8	$10,387	$129	$(8,776)	$(2,265)	$(525)	$958	$433

	Nine Months Ended September 30, 2021
Balances, January 1, 2021	355.4	$10,227	$454	$(8,013)	$(2,133)	$535	$70	$605
Common shares issued under share-based compensation plans	3.8	85	(64)	—	—	21	—	21
Share-based compensation	—	—	95	—	—	95	—	95
Employee withholding taxes related to share-based awards	—	—	(48)	—	—	(48)	—	(48)
Release of foreign currency translation losses upon disposal of assets held for sale	—	—	—	—	340	340		340
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net (loss) income	—	—	—	(1,017)	—	(1,017)	8	(1,009)
Other comprehensive (loss) income	—	—	—	—	(130)	(130)	1	(129)
Balances, September 30, 2021	359.2	$10,312	$437	$(9,030)	$(1,923)	$(204)	$69	$(135)

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$198	$(1,009)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangible assets	1,034	1,189
Amortization and write-off of debt premiums, discounts and issuance costs	86	42
Asset impairments, including loss on assets held for sale	15	213
Goodwill impairments	202	469
Acquisition-related contingent consideration	2	8
Allowances for losses on trade receivable and inventories	36	51
Deferred income taxes	(195)	(137)
Net gain on sale of assets	(3)	(2)
Adjustments to accrued legal settlements	7	534
Payments of accrued legal settlements	(1,572)	(144)
Share-based compensation	91	95
Foreign exchange (gain) loss	(1)	8
Gain excluded from hedge effectiveness	(3)	(17)
(Gain) loss on extinguishment of debt	(683)	62
Third party fees paid in connection with the Exchange Offer	(31)	—
Payments of contingent consideration adjustments, including accretion	(1)	(16)
Other	(11)	(33)
Changes in operating assets and liabilities:
Trade receivables	(26)	(177)
Inventories	(194)	(62)
Prepaid expenses and other current assets	(32)	37
Accounts payable, accrued and other liabilities	(122)	291
Net cash (used in) provided by operating activities	(1,203)	1,402
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(152)	(191)
Payments for intangible and other assets	(20)	(9)
Purchases of marketable securities	(15)	(14)
Proceeds from sale of marketable securities	20	11
Proceeds from sale of assets and businesses, net of costs to sell	—	669
Interest settlements from cross-currency swaps	—	23
Net cash (used in) provided by investing activities	(167)	489
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	6,481	1,576
Repayments of long-term debt	(7,224)	(3,200)
Proceeds from B+L initial public offering, net of costs	675	—
Payments of employee withholding taxes related to share-based awards	(30)	(48)
Payments of acquisition-related contingent consideration	(19)	(77)
Payments of financing costs	(71)	(48)
Other	(10)	9
Net cash used in financing activities	(198)	(1,788)
Effect of exchange rate changes on cash, cash equivalents and other	(54)	(15)
Net (decrease) increase in cash, cash equivalents, restricted cash and other settlement deposits	(1,622)	88
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	2,119	1,816
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$497	$1,904
Cash and cash equivalents	$486	$690
Restricted cash and other settlement deposits	11	1,214
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$497	$1,904
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF BUSINESS
Bausch Health Companies Inc. (the “Company” or “Bausch Health”) is a multinational, specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of gastroenterology (“GI”) and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and medical aesthetic devices and, through its approximately 89% ownership of Bausch + Lomb Corporation (“Bausch + Lomb”), branded, and branded generic pharmaceuticals, OTC products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment) in the therapeutic area of eye health. The Company’s products are marketed directly or indirectly in approximately 100 countries.
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying unaudited Consolidated Financial Statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these notes to the unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”) on February 23, 2022. The unaudited Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited Consolidated Financial Statements for the year ended December 31, 2021. The unaudited Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, the Company announced its intentions to separate its eye health business into an independent publicly traded entity from the remainder of Bausch Health (the “B+L Separation”). In January 2022, the Company completed the internal organizational design and structure of the new eye health entity, Bausch + Lomb, as previously announced. The registration statement related to the initial public offering (“IPO”) of Bausch + Lomb (the “B+L IPO”) was declared effective on May 5, 2022, and Bausch + Lomb’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, Bausch + Lomb was an indirect wholly-owned subsidiary of the Company. On May 10, 2022, a wholly owned subsidiary of the Company (the “Selling Shareholder”) sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share, pursuant to the B+L IPO. In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares to cover over-allotments at the IPO price less underwriting commissions. On May 31, 2022, the underwriters partially exercised the over-allotment option granted by the Selling Shareholder and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb at an offering price of $18.00 per share (less applicable underwriting discount). The remainder of the over-allotment option granted to the underwriters expired.
Upon the closing of the B+L IPO and after giving effect to the partial exercise of the over-allotment option, Bausch Health indirectly holds 310,449,643 Bausch + Lomb common shares, which represent approximately 89% of Bausch + Lomb’s outstanding common shares. The aggregate net proceeds from the B+L IPO and the partial exercise of the over-allotment option by the underwriters, after deducting underwriting commissions were approximately $675 million. The Company continues to believe that completing the B+L Separation makes strategic sense. The completion of the B+L Separation is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals. The Company continues to evaluate all factors and considerations related to completing the B+L Separation, including the effect of the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS”) on the B+L Separation.
The B+L IPO established two separate companies that include: (i) a diversified pharmaceutical company which includes the Company’s Salix, International (formerly International Rx), Diversified (dentistry, neurology, medical dermatology and generics pharmaceutical) products, and Solta aesthetic medical device businesses and (ii) a fully integrated eye health company which consists of the Bausch + Lomb Vision Care, Surgical and Ophthalmic Pharmaceuticals businesses. Other than the effects of the B+L IPO described above, these unaudited Consolidated Financial Statements do not include any adjustments to give effect to the B+L Separation.
Impacts of COVID-19 Pandemic
The unprecedented nature of the COVID-19 pandemic has had, and continues to have, an adverse impact on the global economy. The COVID-19 pandemic and the reactions of governments, private sector participants and the public in an effort to contain the spread of the COVID-19 virus and/or address its impacts have had significant direct and indirect effects on businesses and commerce. This includes, but is not limited to, disruption to supply chains, employee base and transactional activity, facilities closures and production suspensions.
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
Initial Public Offering of Solta Medical Business
On August 3, 2021, the Company announced its intentions to conduct an IPO of its aesthetic medical device business, Solta Medical (formerly Global Solta) (the “Solta IPO”). In January 2022, the Company completed the internal organizational design and structure of the new Solta Medical entity, Solta Medical Corporation (“Solta” or “Solta Medical”). On June 16, 2022, as a result of challenging market conditions and other factors, the Company announced it was suspending its plans for the Solta IPO. Solta will remain part of Bausch Health, as the Company plans to revisit alternate paths for its Solta medical aesthetic devices business.
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
Changes in Reportable Segments
Commencing in the first quarter of 2022, the Company operates in the following reportable segments: (i) Salix, (ii) International (formerly International Rx), (iii) Solta Medical, (iv) Diversified Products and (v) Bausch + Lomb. Prior to the first quarter of 2022, the Company operated in the following reportable segments: (i) Salix, (ii) International Rx, (iii) Ortho

Dermatologics, (iv) Diversified Products and (v) Bausch + Lomb. Prior period presentations have been recast to conform to the current segment reporting structure. See Note 19, “SEGMENT INFORMATION” for additional information.
3.REVENUE RECOGNITION
The Company’s revenues are primarily generated from product sales, principally in the therapeutic areas of GI, dermatology and eye health, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetic medical devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 19, “SEGMENT INFORMATION” for the disaggregation of revenue which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
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
Over the last several years, the Company has increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including, but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving the sales return experience, primarily related to branded and generic products. Sales return provisions for the nine months ended September 30, 2022 and 2021 were $84 million and $94 million, respectively, and include reductions in variable consideration for sales return provisions related to past sales of approximately $21 million and $28 million for the three months ended September 30, 2022 and 2021, respectively.

The following tables present the activity and ending balances of the Company’s variable consideration provisions for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30, 2022
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2022	$222	$482	$944	$170	$45	$1,863
Current period provisions	427	84	1,911	1,558	165	4,145
Payments and credits	(452)	(145)	(1,847)	(1,532)	(88)	(4,064)
Reserve balances, September 30, 2022	$197	$421	$1,008	$196	$122	$1,944
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $43 million and $36 million as of September 30, 2022 and January 1, 2022, respectively, which are reflected as a reduction of Trade receivables, net in the Consolidated Balance Sheets. There were no price appreciation credits during the nine months ended September 30, 2022.

	Nine Months Ended September 30, 2021
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2021	$190	$575	$779	$184	$85	$1,813
Current period provisions	472	94	1,842	1,487	167	4,062
Payments and credits	(448)	(167)	(1,619)	(1,524)	(166)	(3,924)
Reserve balances, September 30, 2021	$214	$502	$1,002	$147	$86	$1,951
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $38 million and $32 million as of September 30, 2021 and January 1, 2021, respectively. Included as a reduction of Distribution fees in the table above are price appreciation credits of approximately $1 million during the nine months ended September 30, 2021.
Contract Assets and Contract Liabilities
There are no contract assets for any period presented. Contract liabilities consist of deferred revenue, the balance of which is not material to any period presented.
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collateral (if any), and any relevant current and reasonably supportable future economic factors. Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the nine months ended September 30, 2022 and 2021 is as follows.

(in millions)	2022	2021
Balance, beginning of period	$35	$39
Provision for expected credit losses	(2)	(1)
Write-offs charged against the allowance	—	(3)
Recoveries of amounts previously written off	4	2
Foreign exchange and other	(3)	—
Balance, end of period	$34	$37
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
Divestiture of Amoun Pharmaceutical Company S.A.E. (“Amoun”)
On March 31, 2021, the Company announced that it and certain of its affiliates had entered into a definitive agreement to sell all of its equity interests in Amoun for total gross consideration of approximately $740 million (including the assignment to the purchasing entity of an intercompany loan granted by the Company to Amoun), subject to certain adjustments (the “Amoun Sale”). The Amoun Sale closed on July 26, 2021. As part of the Amoun Sale, cash generated by Amoun during the period from the locked-box date of January 1, 2021 through closing was for the benefit of the purchasing entity, subject to working capital during such period. Amoun manufactures, markets and distributes branded generics of human and animal health products. The Amoun business was part of the International segment (previously included within the former Bausch + Lomb/International Rx segment) and was reclassified as held for sale as of December 31, 2020. As a result of meeting the criteria for held for sale classification, the carrying value of the Amoun business was adjusted to its estimated fair value, less costs to sell, and the Company recognized an impairment loss of $88 million during the nine months ended September 30, 2021, included within Asset impairments, including loss on assets held for sale in the Consolidated Statements of Operations. In connection with completing the Amoun Sale, the Company recognized an additional loss of $26 million during the three months ended September 30, 2021, included within Other (income) expense, net in the Combined Statements of Operations. Revenues associated with Amoun were $20 million and $157 million for the three and nine months ended September 30, 2021, respectively.
5.RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS
Restructuring and Integration Costs
The Company evaluates opportunities to improve its operating results and implement cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs are expenses associated with the implementation of these cost savings programs and include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. The liability associated with restructuring and integration costs as of September 30, 2022 was $13 million.
The Company incurred $28 million and $9 million of restructuring and integration costs and made payments of $37 million and $13 million during the nine months ended September 30, 2022 and 2021, respectively.
Separation Costs, Separation-related Costs, IPO Costs and IPO-related Costs
The Company has incurred, and expects to continue to incur costs associated with activities relating to the B+L Separation. The Company also incurred costs associated with activities relating to the Solta IPO, which was suspended in June 2022. These B+L Separation and Solta IPO activities include: (i) separating the Bausch + Lomb and Solta Medical businesses from the remainder of the Company, (ii) completing the B+L IPO and preparing for the suspended Solta IPO and (iii) the actions necessary for Bausch + Lomb to become an independent publicly traded entity. Separation and IPO costs are incremental costs directly related to the ongoing B+L Separation and the suspended Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for the Bausch + Lomb and Solta Medical entities. Included in Restructuring, integration, separation and IPO costs for the nine months ended September 30, 2022 and 2021 are separation and IPO costs of $30 million and $20 million, respectively.
The Company has also incurred, and expects to continue to incur with respect to the B+L Separation, separation-related and IPO-related costs which are incremental costs indirectly related to the B+L Separation and the suspended Solta IPO including, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. Included in Selling, general and administrative for the nine months ended September 30, 2022 and 2021 are separation-related and IPO-related costs of $84 million and $91 million, respectively.
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

	September 30, 2022				December 31, 2021
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$24	$13	$11	$—	$76	$58	$18	$—
Restricted cash and other settlement deposits	$11	$11	$—	$—	$1,537	$1,537	$—	$—
Foreign currency exchange contracts	$3	$—	$3	$—	$1	$—	$1	$—
Cross-currency swaps	$14	$—	$14	$—	$—	$—	$—	$—
Liabilities:
Acquisition-related contingent consideration	$224	$—	$—	$224	$241	$—	$—	$241
Foreign currency exchange contracts	$6	$—	$6	$—	$—	$—	$—	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. Cash, cash equivalents and restricted cash and other settlements as presented in the Consolidated Balance Sheet as of September 30, 2022 includes $297 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operations, investing and financing activities of Bausch + Lomb, is expected to be retained by Bausch + Lomb entities and are generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
As of December 31, 2021, Restricted cash and other settlement deposits included $1,210 million of payments into an escrow fund under the terms of the Securities Class Action Settlement (as defined in Note 18, “LEGAL PROCEEDINGS”), which was subject to one objector’s appeal of the final court approval of the agreement. The period to file a petition for an appeal with the U.S. Supreme Court expired on August 10, 2022 and the objector did not file such a petition. The expiration of this deadline means the Securities Class Action Settlement has become “final”, as no more appeals can be filed. As a result, the Company's rights to the funds in escrow were extinguished and the Company reduced Restricted cash and other settlement deposits with a corresponding reduction to liabilities for legal settlements, included in Accrued and other current liabilities on the Company's Consolidated Balance Sheets, by $1,210 million in the three months ended September 30, 2022. See “U.S. Securities Litigation - Opt -Out Litigation” of Note 18, “LEGAL PROCEEDINGS” for additional details.
There were no transfers into or out of Level 3 assets or liabilities during the nine months ended September 30, 2022.

Cross-currency Swaps
During the third quarter of 2022, Bausch + Lomb entered into cross-currency swaps, with aggregate notional amounts of $1,000 million, to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its consolidated financial statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is Bausch + Lomb’s investment in certain Bausch + Lomb euro-denominated subsidiaries.
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
Bausch + Lomb’s cross-currency swaps qualify for and have been designated as a hedge of the foreign currency exposure of a net investment in a foreign operation and are remeasured at each reporting date to reflect changes in their fair values. The fair value is determined via a mark-to-market analysis, using observable (Level 2) inputs. These inputs may include: (i) the foreign currency exchange spot rate between the euro and U.S. dollar, (ii) the interest rate yield curves in the euro and U.S. dollar and (iii) the credit risk rating for each applicable counterparty. The net change in fair value of cross-currency swaps is reported as a gain or loss in the Consolidated Statements of Comprehensive Income (Loss) as part of Foreign currency translation adjustment to the extent they are effective, and remain in Accumulative Comprehensive Income until either the sale or complete, or substantially complete, liquidation of the subsidiary. No portion of the cross-currency swaps were ineffective for the periods presented. Bausch + Lomb uses the spot method of assessing hedge effectiveness. Bausch + Lomb has elected to amortize amounts excluded from the assessment of effectiveness over the term of its cross-currency swaps as Interest expense in the Consolidated Statements of Operations.
The assets and liabilities associated with Bausch + Lomb’s cross-currency swaps as included in the Consolidated Balance Sheet as of September 30, 2022 are as follows:

(in millions)
Other non-current assets	$11
Prepaid expenses and other current assets	$3
Net fair value	$14
During 2019, the Company entered into cross-currency swaps, with aggregate notional amounts of $1,250 million, to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its Consolidated Financial Statements from fluctuation in exchange rates. The euro-denominated net investment being hedged was the Company’s investment in certain euro-denominated subsidiaries. The Company unwound these cross-currency swaps during November 2021. As a result, there were no assets or liabilities related to the cross-currency swaps included in the Consolidated Balance Sheets as of December 31, 2021.
The following table presents the effect of hedging instruments on the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Gain recognized in Other comprehensive loss	$11	$28	$11	$57
Gain excluded from assessment of hedge effectiveness	$3	$6	$3	$17
Location of gain of excluded component	Interest Expense		Interest Expense
Interest settlement of the 2022 cross-currency swaps occurs in January and July each year, with the first settlement in January 2023. Future settlements of the 2022 cross-currency swaps will be reported as investing activities in the Consolidated Statements of Cash Flows.
During the nine months ended September 30, 2022 and 2021, the Company received $0 and $23 million, respectively, in interest settlements which are reported as investing activities in the Consolidated Statements of Cash Flows.

Foreign Currency Exchange Contracts
As of September 30, 2022, the Company's outstanding foreign currency exchange contracts had an aggregate notional amount of $394 million.
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
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 are as follows:

(in millions)	September 30, 2022	December 31, 2021
Accrued and other current liabilities	$(6)	$—
Prepaid expenses and other current assets	$3	$1
Net fair value	$(3)	$1
The following table presents the effect of the Company’s foreign exchange contracts on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Gain (loss) related to changes in fair value	$7	$2	$(3)	$7
Loss related to settlements	$(18)	$(5)	$(21)	$(14)
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At September 30, 2022, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 18%, and a weighted average risk-adjusted discount rate of 7%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at September 30, 2022.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 and 2021:

	September 30,
(in millions)	2022		2021
Balance, beginning of period		$241		$328
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$12		$12
Fair value adjustments due to changes in estimates of other future payments	(10)		(4)
Acquisition-related contingent consideration		2		8
Payments/Settlements		(19)		(93)
Foreign currency translation adjustment included in other comprehensive loss		—		1
Balance, end of period		224		244
Current portion included in Accrued and other current liabilities		35		37
Non-current portion		$189		$207
Fair Value of Long-term Debt
The fair value of long-term debt as of September 30, 2022 and December 31, 2021 was $13,450 million and $22,689 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net consist of:

(in millions)	September 30, 2022	December 31, 2021
Raw materials	$302	$279
Work in process	120	112
Finished goods	634	602
	$1,056	$993
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	September 30, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$20,748	$(16,902)	$3,846	$20,842	$(16,169)	$4,673
Corporate brands	892	(520)	372	902	(473)	429
Product rights/patents	3,305	(3,197)	108	3,321	(3,174)	147
Partner relationships	135	(135)	—	158	(158)	—
Technology and other	191	(191)	—	207	(206)	1
Total finite-lived intangible assets	25,271	(20,945)	4,326	25,430	(20,180)	5,250
Bausch + Lomb Trademark	1,698	—	1,698	1,698	—	1,698
	$26,969	$(20,945)	$6,024	$27,128	$(20,180)	$6,948
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

Asset impairments, including loss on assets held for sale, for the nine months ended September 30, 2022 were $15 million and include: (i) impairments of $10 million, in aggregate, due to decreases in forecasted sales of certain product lines and (ii) impairments of $5 million, in aggregate, related to the discontinuance of certain product lines.
Xifaxan® intangible assets included in the unaudited Consolidated Balance Sheets had a carrying value of $2,828 million and an estimated remaining useful life of 63 months as of September 30, 2022. On August 10, 2022, a court held, that among other findings, that certain U.S. patents protecting the composition and use of Xifaxan® for treating inflammatory bowel syndrome with diarrhea (“IBS-D”) were invalid (the “Norwich Legal Decision”). On August 16, 2022, the Company appealed the Norwich Legal Decision and intends to vigorously defend its Xifaxan® intellectual property. See “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS” for details of this litigation matter and the Company’s response.
Xifaxan® revenues were $1,216 million and $1,194 million for the nine months ended September 30, 2022 and 2021, respectively. As the ultimate outcome of the Norwich Legal Decision and other potential future related developments, including a competitor’s ability to launch a successful generic version to Xifaxan®, could impact the timing and extent of future revenues and cash flows associated with Xifaxan®, the Company determined that the ruling in the Norwich Legal Decision constituted an event requiring assessment of the Xifaxan® intangible assets for potential impairment. The Company performed this assessment using a probability-weighted undiscounted cash flow analysis, with a base case representing the Company’s most recent cash flow projections as revised in the third quarter of 2022, as well as different scenarios representing a range of different outcomes which address, among other things, the timing of when a competitor or competitors will be able to successfully launch a generic version to Xifaxan®, if they are able to launch one at all. This assessment resulted in no impairment of the carrying value of the Xifaxan® intangible assets as of September 30, 2022. The Company also determined that no change to the remaining useful lives of its Xifaxan® intangible assets was required as of September 30, 2022.
It is possible that the Norwich Legal Decision and other potential future developments: (i) may adversely impact the estimated future cash flows associated with these products, which could result in an impairment of the value of these intangible assets in one or more future periods and (ii) may result in shortened useful lives of the Xifaxan® intangible assets, which would increase amortization expense in future periods. Any such impairment or shortening of the useful lives of Xifaxan® could be material to the results of operations of the Company in the period or periods in which they were to occur.
Asset impairments, including loss on assets held for sale, for the nine months ended September 30, 2021 were $213 million and include: (i) $105 million, in aggregate, due to decreases in forecasted sales of certain product lines, (ii) an adjustment of $88 million due to the loss on assets held for sale in connection with the Amoun Sale and (iii) impairments of $20 million, in aggregate, related to the discontinuance of certain product lines.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2022 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter	Total
Amortization	$274	$1,018	$897	$792	$664	$627	$54	$4,326
Amortization expense related to Xifaxan® intangible assets amounts to approximately $539 million annually through 2027.
Goodwill
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2022 and the year ended December 31, 2021 were as follows:

(in millions)	Bausch + Lomb/ International	Bausch + Lomb	Salix	International	Ortho Dermatologics	Solta Medical	Diversified Products	Total
Balance, January 1, 2021	$5,704	$—	$3,159	$—	$1,267	$—	$2,914	$13,044
Realignment of segment goodwill	(5,704)	5,395	—	887	—	—	(578)	—
Impairment	—	—	—	—	(469)	—	—	(469)
Foreign exchange and other	—	(77)	—	(62)	—	—	21	(118)
Balance, December 31, 2021	—	5,318	3,159	825	798	—	2,357	12,457
Realignment of segment goodwill	—	—	—	—	(798)	115	683	—
Impairments	—	—	—	—	—	—	(202)	(202)
Foreign exchange and other	—	(164)	—	(99)	—	—	52	(211)
Balance, September 30, 2022	$—	$5,154	$3,159	$726	$—	$115	$2,890	$12,044
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
March 31, 2022 Interim Assessment of Goodwill
During the three months ended March 31, 2022, macroeconomic factors had impacted interest rates and the U.S. inflation rate was higher than previously expected. Given the limited headroom of the Ortho Dermatologics reporting unit as calculated on October 1, 2021, the Company believed that these facts and circumstances suggested the fair value of the Ortho Dermatologics reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the first quarter of 2022 and utilized a long-term growth rate of 1% and a discount rate of 9%. The discount rate contemplated changes in the current macroeconomic conditions noting certain inputs such as the risk free rate increased over the three months ended March 31, 2022, and was offset by decreases in other reporting unit specific risks during the same period. Based on the quantitative fair value test, the fair value of the Ortho Dermatologics reporting unit was less than 2% greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit.
June 30, 2022 Interim Assessment of Goodwill
Ortho Dermatologics
During the three months ended June 30, 2022, increases in interest rates and, to a lesser extent, higher than expected inflation in the U.S. and other macroeconomic factors impacted key assumptions used to value the Ortho Dermatologics reporting unit at March 31, 2022 (the last time goodwill of the Ortho Dermatologics reporting unit was tested). Given the limited headroom of the Ortho Dermatologics reporting unit as calculated on March 31, 2022, the Company believed that these facts and circumstances suggested the fair value of the Ortho Dermatologics reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the second quarter of 2022 which reflected current market conditions and current trends in business performance. The Company’s latest discounted cash flow model for the Ortho Dermatologics reporting unit included a range of potential outcomes for, among other matters, macroeconomic factors such as higher than expected inflation for many commodities, volatility in many of the equity markets and pressures on market interest rates. The quantitative fair value test utilized a long-term growth rate of 1% and a discount rate of 10%. The discount rate had increased 1% since the assessment performed at March 31, 2022, as a result of changes in macroeconomic conditions, including an increase in the risk free rate during the three months ended June 30, 2022. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at June 30, 2022, and the Company recognized a goodwill impairment of $83 million.
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
September 30, 2022 Interim Assessment of Goodwill
Ortho Dermatologics
During the third quarter of 2022, the Company continued to monitor the market conditions impacting the Ortho Dermatologics reporting unit. Continued increases in interest rates and, to a lesser extent, higher than expected inflation in the U.S. and other macroeconomic factors impacted key assumptions used to value the Ortho Dermatologics reporting unit at June 30, 2022 (the last time goodwill of the Ortho Dermatologics reporting unit was tested). Based on the impairment of goodwill recognized in the second quarter of 2022 for the Ortho Dermatologics reporting unit, the reporting unit had no headroom as calculated on June 30, 2022, and as such, the Company believed that these facts and circumstances suggested the fair value of the Ortho Dermatologics reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test utilized the Company’s most recent cash flow projections which reflect current market conditions and current trends in business performance. The Company’s latest discounted cash flow model for the Ortho Dermatologics reporting unit includes a range of potential outcomes for, among other matters, volatility in many of the equity markets and pressures on market interest rates and macroeconomic factors such as changes in inflation for many commodities. The quantitative fair value test utilized a long-term growth rate of 1% and the discount rate increased from 10.0% at June 30, 2022 to 10.5% at September 30, 2022, which reflects the increases in market interest rates. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at September 30, 2022, and the Company recognized a goodwill impairment of $119 million for the three months ended September 30, 2022.
Salix
On August 10, 2022, the Norwich Legal Decision was issued that held, among other matters, that certain U.S. Patents protecting the composition and use of Xifaxan® for treating IBS-D were invalid. On August 16, 2022, the Company appealed the Norwich Legal Decision and intends to vigorously defend its Xifaxan® intellectual property. See “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS” for details of this litigation matter and the Company’s response.
Xifaxan® revenues represent approximately 80% of the Salix reporting unit’s revenue. The ultimate outcome of the Norwich Legal Decision and other potential future related developments, including a competitor’s ability to launch a successful generic version to Xifaxan®, could impact the timing and extent of future revenues and cash flows associated with Xifaxan®. As such, the Company believes that the uncertainty of the possible outcomes of the Norwich Legal Decision and the potential impact on Xifaxan® revenues are indicators that the Salix reporting unit’s fair value could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.

The Company performed its quantitative fair value test using a probability-weighted discounted cash flow analysis, with a base case representing the Company’s most recent cash flow projections as revised in the third quarter of 2022, as well as different scenarios representing a range of different outcomes which address, among other things, the range of possible outcomes of the Norwich Legal Decision and the timing of when a competitor or competitors could be able to successfully launch a generic version of Xifaxan®, if they are able to launch one at all. The forecasted cash flows under each set of outcomes were discounted utilizing a long-term growth rate of 2.5% and discount rates of 9.75% and 10.0%. The Company assigned a probability weighting to each scenario reflecting its best estimate of likelihood of the outcome resulting in each scenario, and calculated a weighted average of the valuations derived from the discounted cash flows under each scenario using this probability weighting.
As of September 30, 2022, the carrying value of the Salix reporting unit was less than its fair value as determined by the Company’s probability-weighted discount valuation model and therefore no impairment was recorded as of September 30, 2022. However, as the Company’s probability-weighted discount valuation includes certain scenarios under which the Company does not retain market exclusivity for Xifaxan® through January 2028, these probability-weighted fair values of the Salix reporting unit exceeded its carrying value by less than 5%.
It is possible that the Norwich Legal Decision and other potential future developments may adversely impact the estimated fair value of the Salix segment in one or more future periods. Any such impairment could be material to the Company’s results of operations in the period in which it were to occur.
Other Reporting Units
No other events occurred or circumstances changed during the period of October 1, 2021 (the last time goodwill was tested for all other reporting units) through September 30, 2022 that would indicate that the fair value of any reporting unit, other than the Ortho Dermatologics and Salix reporting units and the reporting units of the Bausch + Lomb segment, might be below its carrying value.
Accumulated goodwill impairment charges through September 30, 2022 were $4,382 million.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	September 30, 2022	December 31, 2021
Legal matters and related fees	$323	$1,890
Product rebates	965	908
Product returns	421	482
Interest	208	328
Employee compensation and benefit costs	279	336
Income taxes payable	66	98
Other	672	749
	$2,934	$4,791

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		September 30, 2022		December 31, 2021
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2018 Restated Credit Agreement
2023 Revolving Credit Facility	June 2023	$—	$—	$285	$285
June 2025 Term Loan B Facility	June 2025	—	—	2,829	2,772
November 2025 Term Loan B Facility	November 2025	—	—	994	984
2022 Amended Credit Agreement
2027 Revolving Credit Facility	February 2027	450	450	—	—
February 2027 Term Loan B Facility	February 2027	2,469	2,419	—	—
B+L Credit Facilities
B+L Revolving Credit Facility	May 2027	—	—	—	—
B+L Term Facility	May 2027	2,494	2,442	—	—
Senior Secured Notes:
5.50% Secured Notes	November 2025	1,750	1,741	1,750	1,739
6.125% Secured Notes	February 2027	1,000	986	—	—
5.75% Secured Notes	August 2027	500	496	500	495
4.875% Secured Notes	June 2028	1,600	1,582	1,600	1,580
11.00% First Lien Secured Notes	September 2028	1,774	2,826	—	—
14.00% Second Lien Secured Notes	October 2030	352	711	—	—
9.00% Intermediate Holdco Secured Notes	January 2028	999	1,423	—	—
Senior Unsecured Notes:
6.125%	April 2025	—	—	2,650	2,640
9.00%	December 2025	959	950	1,500	1,482
9.25%	April 2026	748	743	1,500	1,489
8.50%	January 2027	651	652	1,750	1,754
7.00%	January 2028	208	207	750	743
5.00%	January 2028	466	462	1,250	1,238
6.25%	February 2029	866	857	1,500	1,483
5.00%	February 2029	463	459	1,000	990
7.25%	May 2029	372	369	750	742
5.25%	January 2030	869	861	1,250	1,237
5.25%	February 2031	572	567	1,000	989
Other	Various	12	12	12	12
Total long-term debt		$19,574	21,215	$22,870	22,654
Less: Current portion of long-term debt			411		—
Non-current portion of long-term debt			$20,804		$22,654
Covenant Compliance
The Senior Secured Credit Facilities (as defined below), the B+L Credit Facilities (as defined below) and the indentures governing the Senior Secured Notes (as defined and described in the table above), the 9.00% Intermediate Holdco Secured Notes (as defined below) and Senior Unsecured Notes (as defined and described in the table above) contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. As of September 30, 2022, the amount available for restricted payments under the “builder basket” in the Company’s most restrictive indentures (as defined by those indentures) was approximately $12,000 million (although such availability is subject to the Company’s compliance with a 2.00:1.00 fixed charge coverage ratio). The 2027 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that, requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
As of September 30, 2022, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
The Company continues to take steps to improve its operating results to seek to ensure continual compliance with its financial maintenance covenant and may take other actions to reduce its debt levels to align with the Company’s long-term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate.
Exchange Offer
On September 30, 2022, the Company closed a series of transactions whereby it exchanged (the “Exchange Offer”) validly tendered senior unsecured notes with an aggregate outstanding principal balance of $5,594 million as set forth in the table below (collectively, the “Existing Unsecured Senior Notes”) for $3,125 million in aggregate principal balance of newly issued secured notes, a reduction of outstanding principal of $2,469 million.
The secured notes issued in the Exchange Offer consist of: (i) $1,774 million in aggregate principal amount of new 11.00% First Lien Secured Notes due 2028 (the “11.00% First Lien Secured Notes”) issued by the Company, (ii) $352 million in aggregate principal amount of new 14.00% Second Lien Secured Notes due 2030 (the “14.00% Second Lien Secured Notes” and, together with the 11.00% First Lien Secured Notes, the “New BHC Secured Notes”) issued by the Company and (iii) $999 million in aggregate principal amount of new 9.00% Senior Secured Notes due 2028 (the “9.00% Intermediate Holdco Secured Notes” and, together with the New BHC Secured Notes, the “New Secured Notes”) issued by 1375209 B.C. Ltd. (“Intermediate Holdco”), an existing indirect wholly-owned unrestricted subsidiary of the Company that holds 38.6% of the issued and outstanding common shares of Bausch + Lomb.
The aggregate principal amounts of the Existing Unsecured Senior Notes that were validly tendered and accepted by the Company in the Exchange Offer are set forth below:

(in millions)
9.00% Senior Notes due 2025	$541
9.25% Senior Notes due 2026	752
8.50% Senior Notes due 2027	1,099
7.00% Senior Notes due 2028	540
5.00% Senior Notes due 2028	710
7.25% Senior Notes due 2029	373
6.25% Senior Notes due 2029	540
5.00% Senior Notes due 2029	371
5.25% Senior Notes due 2030	332
5.25% Senior Notes due 2031	336
Total	$5,594
In connection with the Exchange Offer and following receipt of the requisite number of consents from noteholders, the Company and the applicable notes trustee, executed supplemental indentures to amend each of the indentures governing the 9.25% Senior Notes due 2026, 8.50% Senior Notes due 2027, 5.00% Senior Notes due 2028, 7.00% Senior Notes due 2028 and 7.25% Senior Notes due 2029, which amendments eliminate substantially all of the restrictive covenants as well as certain events of default and related provisions applicable to such series of notes.
The Company performed an assessment of the Exchange Offer and determined that it met the criteria to be accounted for as a troubled debt restructuring under Accounting Standards Codification 470-60. For each series of the Existing Unsecured

Senior Notes exchanged, the undiscounted cash flows associated with the New Secured Notes issued were compared to the carrying value of the Existing Unsecured Senior Notes exchanged for such New Secured Notes and the applicable exchange was accounted for as follows: (i) to the extent the undiscounted cash flows of the New Secured Notes in question were lower than the carrying value of the applicable Existing Unsecured Senior Notes exchanged, the carrying value of the applicable New Secured Notes was established at the total of these undiscounted cash flows, with a gain recorded for the remaining difference between this value and the carrying value of the applicable Existing Senior Unsecured Notes (as such, no interest expense will be recorded for the applicable New Secured Notes prospectively) and (ii) to the extent the undiscounted cash flows of the New Secured Notes in question exceeded the carrying value of the applicable Existing Unsecured Senior Notes exchanged, the carrying value of the applicable New Secured Notes was established at the carrying value of the applicable Existing Senior Unsecured Notes, and the Company established new effective interest rates based on the carrying value of the applicable Existing Unsecured Senior Notes prior to the Exchange Offer.
The difference between the principal amount of the New Secured Notes and their carrying value as calculated above has been recorded as a premium and is included in long-term debt on the Company’s Consolidated Balance Sheet, which will be reduced as the Company makes stated interest payments on the New Secured Notes.
For the three months ended September 30, 2022, the Company recorded a gain of $570 million, net of third party fees of $25 million, in connection with the Exchange Offer. As of September 30, 2022, the premium recorded on the New Secured Notes was $1,835 million, which will be reduced as stated interest payments are made on the New Secured Notes. Further details of the New Secured Notes are discussed below.
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
Senior Secured Credit Facilities under the 2022 Amended Credit Agreement
On May 10, 2022, the Company and certain of its subsidiaries as guarantors entered into a Second Amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit and Guaranty Agreement (as amended by the Second Amendment, the “2022 Amended Credit Agreement”). The 2022 Amended Credit Agreement provides for a new term loan facility with an aggregate principal amount of $2,500 million (the “2027 Term Loan B Facility”) maturing on February 1, 2027 and a new revolving credit facility of $975 million (the “2027 Revolving Credit Facility”) that will mature on the earlier of February 1, 2027 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and BHA in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2027 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or Euros. After giving effect to the Second Amendment, the 2023 Revolving Credit Facility, June 2025 Term Loan B Facility and November 2025 Term Loan B Facility were refinanced (such refinancing, the “Credit Agreement Refinancing”), along with certain of the Company’s existing senior notes, using net proceeds from the borrowings under the 2027 Term Loan B Facility, the B+L IPO and the B+L Debt Financing (as defined below) and available cash on hand. As of September 30, 2022, the Company had drawn $450 million on the 2027 Revolving Credit Facility.
Borrowings under the 2027 Term Loan B Facility bear interest at a rate per annum equal to, at the Company’s option, either: (a) a forward-looking term rate determined by reference to the financing rate for borrowing U.S. dollars overnight collateralized by U.S. Treasury securities (“term SOFR rate”) for the interest period relevant to such borrowing or (b) a base rate determined by reference to the highest of: (i) the prime rate (as defined in the 2022 Amended Credit Agreement), (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the term SOFR rate for a period of one month plus 1.00% (or if such rate shall not be ascertainable, 1.50%) (provided, however that the term SOFR rate with respect to the 2027 Term Loan B Facility shall at no time be less than 0.50% per annum), in each case, plus an applicable margin.
Borrowings under the 2027 Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at the Company’s option, either: (a) the term SOFR rate (subject to a floor of 0.00% per annum) or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at the Company’s option, either: (a) a Canadian dollar offer rate or

(b) a Canadian dollar prime and (iii) euros bear interest at a rate per annum equal to a term benchmark rate determined by reference to the cost of funds for euro deposits (“EURIBOR”) for the interest period relevant to such borrowing (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. Term SOFR rate loans are subject to a credit spread adjustment ranging from 0.10%-0.25%.
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
Subject to certain exceptions and customary baskets set forth in the 2022 Amended Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights and net proceeds thresholds), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the 2022 Amended Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the 2022 Amended Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights and net proceeds thresholds). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the 2027 Term Loan B Facility is 5.00% per annum, or $125 million, payable in quarterly installments beginning on September 30, 2022. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2022, the remaining mandatory quarterly amortization payments for the 2027 Term Loan B Facility were $531 million through December 2026.
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
Senior Secured Credit Facilities under the B+L Credit Agreement
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “B+L Credit Agreement”, and the credit facilities thereunder, the “B+L Credit Facilities”) providing for a term loan of $2,500 million with a five-year term to maturity (the “B+L Term Facility”) and a five-year revolving credit facility of $500 million (the “B+L Revolving Credit Facility” and such financing, the “B+L Debt Financing”). The B+L Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The term loan is denominated in U.S. dollars, and borrowings under the revolving credit facility will be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of September 30, 2022, the principal amount outstanding under the B+L Term Facility was $2,494 million and $2,442 million net of issuance costs. The B+L Revolving Credit Facility remained undrawn.
The B+L Revolving Credit Facility is a source of funding for Bausch + Lomb and its subsidiaries only. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L Revolving Credit Facility are not available to fund the operations, investing and financing activities of Bausch Health.

Borrowings under the B+L Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term Secured Overnight Financing Rate (“SOFR”)-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a Canadian Dollar Offered Rate (“CDOR”) or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to Sterling Overnight Index Average (“SONIA”) (provided, however, that the term SOFR-based rate, CDOR, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate and the Canadian dollar prime rate shall be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based loans are subject to a credit spread adjustment of 0.10%.
The applicable interest rate margins for borrowings under the B+L Revolving Credit Facility are: (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after: (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long term indebtedness for borrowed money receives an investment grade rating from at least two of S&P, Moody’s and Fitch and (y) the B+L Term Facility has been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s debt rating. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the B+L Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the B+L Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the B+L Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the Term Facility at September 30, 2022 was 6.10% per annum.
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
The amortization rate for the B+L Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2022, the remaining mandatory quarterly amortization payments for the B+L Term Facility were $113 million through March 2027, with the remaining term loan balance being due in May 2027.
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
New BHC Secured Notes
The 11.00% First Lien Secured Notes mature on September 30, 2028, and accrue interest at 11.00% per year, payable semi-annually in arrears on each March 30 and September 30. The 11.00% First Lien Secured Notes are redeemable, in whole or in part, at any time at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption plus a “make-whole” premium as described in the 11.00% First Lien Secured Notes indenture.
The 14.00% Second Lien Secured Notes mature on October 15, 2030, and accrue interest at 14.00% per year, payable semi-annually in arrears on each April 15 and October 15. The 14.00% Second Lien Secured Notes will be redeemable, in whole or in part, at any time on or after October 15, 2025 at the applicable redemption prices set forth in the 14.00% Second Lien Secured Notes indenture. In addition, some or all of the 14.00% Second Lien Secured Notes may be redeemed prior to October 15, 2025 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption plus a “make-whole” premium as described in the 14.00% Second Lien Secured Notes indenture. At any time prior to October 15, 2025, up to 40% of the aggregate principal amount of the 14.00% Second Lien Secured Notes may be redeemed with the net proceeds of certain equity offerings at the redemption price set forth in the 14.00% Second Lien Secured Notes indenture.

9.00% Intermediate Holdco Senior Secured Notes
The 9.00% Intermediate Holdco Secured Notes mature on January 30, 2028, and accrue interest at 9.00% per year, payable semi-annually in arrears on each January 30 and July 30. The 9.00% Intermediate Holdco Secured Notes are redeemable at the option of Intermediate Holdco, in whole or in part, at any time, at the redemption prices set forth in the 9.00% Intermediate Holdco Secured Notes indenture.
The 9.00% Intermediate Holdco Secured Notes are general senior secured obligations of Intermediate Holdco and secured by first priority liens (subject to permitted liens and certain other exceptions) on substantially all of the assets of Intermediate Holdco, which as of September 30, 2022 were comprised of 38.6% of the issued and outstanding common shares of Bausch + Lomb Corporation. The 9.00% Intermediate Holdco Secured Notes and Intermediate Holdco’s other obligations under the indenture governing such notes are not obligations or responsibilities of, or guaranteed by, the Company, Bausch + Lomb or any of their respective affiliates or subsidiaries (other than the issuer Intermediate Holdco). The sole recourse of the holders of the 9.00% Intermediate Holdco Secured Notes under the 9.00% Intermediate Holdco Secured Notes and the indenture governing such notes is limited to Intermediate Holdco and its assets.
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2022 Amended Credit Agreement. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2022 Amended Credit Agreement. Future subsidiaries of the Company and BHA, if any, may be required to guarantee certain of the Senior Unsecured Notes. In connection with the closing of the B+L IPO, the discharge of the April 2025 Unsecured Notes Indenture and the related release in respect of the 2018 Restated Credit Agreement, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
Redemption of April 2025 Unsecured Notes
On January 18, 2022, the Company issued conditional notices of redemption to redeem: (i) all of the April 2025 Unsecured Notes conditioned upon the completion of the Credit Agreement Refinancing and (ii) $370 million in aggregate principal amount of the Company’s outstanding 9.00% Senior Unsecured Notes due 2025 (the “December 2025 Unsecured Notes”) conditioned upon the receipt of aggregate proceeds of at least $7,000 million from: (a) the B+L IPO, (b) the B+L Debt Financing, (c) the Credit Agreement Refinancing and (d) the issuance of the February 2027 Secured Notes.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of September 30, 2022 and December 31, 2021 was 7.24% and 5.88%, respectively. Due to the accounting treatment for the New Secured Notes, interest expense in the Company’s financial statements in future periods will not be representative of the weighted average stated rate of interest.

Gain (Loss) on Extinguishment of Debt
In September 2022, the Company completed the Exchange Offer and recorded a net gain of $570 million as described above.
In June 2022, the Company repurchased and retired certain outstanding Senior Unsecured Notes with an aggregate par value of $481 million in the open market, for an aggregate cost of $300 million. In connection with these repurchases, the Company recognized a gain of $176 million on extinguishment of debt which represents the differences between the amounts paid to settle the extinguished debt and its carrying value.
In connection with (i) the repayment of the June 2025 Term Loan B Facility, November 2025 Term Loan B Facility and 2023 Revolving Credit Facility and (ii) the redemption of April 2025 Unsecured Notes, the Company incurred a loss on extinguishment of debt of $63 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value.
Maturities
The Company may, from time to time, purchase outstanding debt for cash in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, future liquidity requirements, contractual restrictions and other factors.
Maturities of debt obligations for the remainder of 2022, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2022	$38
2023	150
2024	150
2025	2,859
2026	898
2027	6,926
Thereafter	8,553
Total debt obligations	19,574
Unamortized premiums, discounts and issuance costs	1,641
Total long-term debt and other	$21,215
11.PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries. Net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the nine months ended September 30, 2022 and 2021 consists of:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2022	2021	2022	2021	2022	2021
Service cost	$1	$—	$3	$3	$—	$—
Interest cost	3	3	3	3	1	—
Expected return on plan assets	(7)	(8)	(4)	(4)	—	—
Amortization of prior service credit and other	—	—	(1)	(1)	(2)	(2)
Amortization of net loss	—	—	1	1	—	—
Net periodic (benefit) cost	$(3)	$(5)	$2	$2	$(1)	$(2)
12.SHARE-BASED COMPENSATION
Bausch Health’s Long-Term Incentive Plan
In May 2014, shareholders approved Bausch Health’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced Bausch Health’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The

Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan was equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered 20,000,000 common shares for issuance under the 2014 Plan. The 2014 Plan was amended and restated effective April 30, 2018 and April 28, 2020 to, among other things, increase the number of common shares authorized for issuance under the 2014 Plan.
Effective June 21, 2022, Bausch Health further amended and restated the 2014 Plan, as subsequently amended and restated (the “Amended and Restated 2014 Plan”). Such amendment and restatement increased the number of common shares authorized for issuance under the Amended and Restated 2014 Plan by an additional 11,500,000 common shares, among other things.
Approximately 18,328,000 common shares were available for future grants under the Amended and Restated 2014 Plan as of September 30, 2022. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
Bausch Health has a long-term incentive program with the objective of aligning the share-based awards granted to senior management with the Company’s focus on improving its tangible capital usage and allocation while maintaining focus on improving total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based restricted share units (“RSUs”) and performance-based RSUs. Performance-based RSUs are comprised of awards that: (i) vest upon achievement of certain share price appreciation conditions that are based on total shareholder return (“TSR”), (ii) vest upon attainment of certain performance targets that are based on the Company’s return on tangible capital (“ROTC”) and (iii) vest fully or partially upon attainment of certain goals that are linked to the B+L Separation.
In order to retain and incentivize certain members of the Company’s senior leadership team, on September 5, 2022, the Talent and Compensation Committee of the Board of Directors approved a retention program for certain executive officers and other members of leadership. Under the retention program, certain executive officers and other members of leadership were granted a one-time award of restricted stock units (the “Retention RSU Grant”) under the Amended and Restated 2014 Plan. The Retention RSU Grants will generally vest in 1/3 installments on each of the first three anniversaries of the grant date based on continuous employment with Bausch Health.
Bausch + Lomb Long-Term Incentive Plan
Prior to May 5, 2022, Bausch + Lomb participated in Bausch Health’s long-term incentive program. Effective May 5, 2022, Bausch + Lomb established the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (the “B+L Plan”). A total of 28,000,000 common shares of Bausch + Lomb are authorized under the B+L Plan. The B+L Plan provides for the grant of various types of awards including RSUs, stock appreciation rights, stock options, performance-based awards and cash awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock options have a term of ten years and a three-year vesting period, subject to limited exceptions.
On May 5, 2022, in connection with the B+L IPO, Bausch + Lomb granted certain awards to certain eligible recipients (the “IPO Founder Grants”). Eligible recipients are individuals employed by Bausch + Lomb or employed by an affiliate of Bausch + Lomb. Approximately 3,900,000 IPO Founder Grants were issued to Bausch + Lomb executive officers and were awarded 50% in the form of stock options and 50% in the form of RSUs. Additionally, Bausch + Lomb granted approximately 5,700,000 stock options and RSUs to non-executive eligible recipients, of which approximately 4,300,000 were B+L IPO Founder Grants. The IPO Founder options have a three-year graded vesting period and the IPO Founder RSUs vest 50% in the second year and 50% in the third year after the grant. With the exception of the separation agreement and retention program, as discussed below, vesting of the IPO Founder Grants are linked to the completion of the B+L Separation and expense recognition will begin near the time of the B+L Separation.
On July 19, 2022, Bausch + Lomb entered into a separation agreement in connection with the departure of its Chief Executive Officer (“CEO”). Under the terms of the separation agreement, the CEO’s IPO Founder Grants in the form of RSUs will vest upon his termination of service date (pro rated based on his period of service relative to the original three-year vesting period associated with such grants), but the shares received upon settlement will remain fully restricted and nontransferable until the earliest to occur of the distribution date, a change in control, the date the Board determines that Bausch Health will no longer pursue a distribution, and the two-year anniversary of the CEO’s termination of service date. Under the terms of the separation agreement, the CEO’s IPO Founder Grants in the form of stock options will vest and become exercisable (pro-rated based on his period of service relative to the original three-year vesting period associated with such grants) upon the earliest to occur of the distribution date, a change in control, the date the Board determines that Bausch Health will no longer pursue a distribution, and the two-year anniversary of the CEO’s termination of service date and remain exercisable for two years following this date.
During the third quarter of 2022, the Talent and Compensation Committee of the Bausch + Lomb Board of Directors approved a retention program that includes Bausch + Lomb’s named executive officers (other than the CEO) and certain other employees. This program provides the Executive Officers (other than the CEO), among other benefits, pro-rata vesting of the IPO Founder Grants previously issued to these named executives, subject to certain restrictions, in the event of an involuntary termination of employment by Bausch + Lomb without “cause” or the executive’s resignation for “good reason”, in each case through the one-year anniversary of Bausch + Lomb’s appointment of the successor to the CEO (pro-rated based on the period of service relative to the original three-year vesting period associated with such grants). Additionally, these named executive officers (other than the CEO) and certain other employees were granted a one-time award of approximately 850,000 RSUs under the retention program pursuant to Bausch + Lomb’s 2022 Omnibus Incentive Plan. The retention grant will generally vest in 1/3 installments on each of the first three anniversaries of the grant date based on continuous employment with Bausch + Lomb.
Approximately 17,500,000 Bausch + Lomb common shares were available for future grants as of September 30, 2022 under the B+L Plan. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The following table summarizes the components and classification of the Company's share-based compensation expenses related to stock options and RSUs for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Stock options	$3	$4	$10	$11
RSUs	30	29	81	84
	$33	$33	$91	$95

Research and development expenses	$3	$2	$9	$7
Selling, general and administrative expenses	30	31	82	88
	$33	$33	$91	$95

Share-based awards granted for the nine months ended September 30, 2022 and 2021 consist of:

	2022	2021
Bausch Health Share-Based Awards
Stock options
Granted	2,570,000	1,497,000
Weighted-average exercise price	$23.95	$32.44
Weighted-average grant date fair value	$6.60	$11.11
Time-based RSUs
Granted	6,151,000	3,119,000
Weighted-average grant date fair value	$11.76	$31.93
TSR performance-based RSUs
Granted	—	400,000
Weighted-average grant date fair value	$—	$56.04
ROTC performance-based RSUs
Granted	369,000	413,000
Weighted-average grant date fair value	$9.40	$31.72
B+L Separation performance-based RSUs
Granted	—	222,000
Weighted-average grant date fair value	$—	$28.49
Bausch+ Lomb Share-Based Awards
Stock options
Granted	6,455,000	—
Weighted-average exercise price	$18.00	$—
Weighted-average grant date fair value	$4.55	$—
Time-based RSUs
Granted	4,205,000	—
Weighted-average grant date fair value	$17.22	$—
As of September 30, 2022, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $152 million, which will be amortized over a weighted-average period of 1.77 years.
As of September 30, 2022, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs under the B+L Plan amounted to $72 million, which will be amortized over a weighted-average period of 1.64 years.
13.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	September 30, 2022	December 31, 2021
Foreign currency translation adjustment	$(2,252)	$(1,905)
Pension and postretirement benefit plan adjustments, net of income taxes	(13)	(19)
	$(2,265)	$(1,924)
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

14.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Product related research and development	$125	$114	$366	$328
Quality assurance	8	7	21	20
	$133	$121	$387	$348
15.OTHER EXPENSE (INCOME), NET
Other expense (income), net consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Litigation and other matters	$—	$(212)	$7	$320
Acquisition-related contingent consideration	4	8	2	8
(Gain) loss on sale of assets, net	—	21	(3)	(2)
Acquired in-process research and development costs	—	—	1	3
Other, Net	—	—	(1)	—
	$4	$(183)	$6	$329
(Gain) loss on sale of assets, net for the nine months ended September 30, 2021, includes $25 million related to the achievement of a milestone related to a certain product and a $26 million loss upon completion of the Amoun Sale during the three months ended September 30, 2021.
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
Provision for income taxes for the nine months ended September 30, 2022 was $30 million and included: (i) $42 million of income tax expense for the Company’s ordinary income for the nine months ended September 30, 2022 and (ii) $9 million of net income tax benefit for discrete items, which includes: (a) $37 million of net income tax benefit recognized for changes in uncertain tax positions, (b) a $22 million tax provision associated with filing certain tax returns and (c) a $5 million tax provision associated with stock compensation.
Benefit from income taxes for the nine months ended September 30, 2021 was $36 million and included: (i) $34 million of income tax benefit for the Company’s ordinary loss for the nine months ended September 30, 2021 and (ii) $2 million of net income tax provision for discrete items, which includes: (a) a $54 million of net income tax benefit associated with certain legal settlements, (b) a $46 million tax provision related to potential and recognized withholding tax on intercompany dividends, (c) an $11 million tax provision recognized for changes in uncertain tax provisions, (d) an $8 million tax benefit related to a deduction for stock compensation and (e) a $3 million tax provision associated with the filing of certain tax returns.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $1,931 million and $2,222 million as of September 30, 2022 and December 31, 2021, respectively. The decrease was primarily due to the utilization of net operating losses against debt forgiveness income in Canada associated with the Exchange Offer. The Company will continue to assess the need for a valuation allowance on an ongoing basis.
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation has since been extended to 2024. The Inclusive Framework plan has now been agreed to by 141 OECD members, including several countries which did not agree to the initial plan. Under pillar one, taxing rights over multinational businesses with global turnover above €20 billion and a profit margin above 10% will generally be re-allocated to market jurisdictions. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must now be implemented by the OECD Members who have agreed to the plan, effective in 2023. On December 20, 2021, the OECD published model rules to implement the pillar two rules, which are generally consistent with agreements reached by the Inclusive Framework in October 2021. Some further guidance on the plan and rules has been published, with additional guidance expected to be published in 2023. The Company will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which it operates. While the Company is unable to predict when and how the Inclusive Framework agreement will be enacted into law in these countries, it is possible that the implementation of the Inclusive Framework agreement, including the global minimum corporate tax rate could have a material effect on the Company’s liability for corporate taxes and the Company’s consolidated effective tax rate.
On August 16, 2022, President Biden signed the Inflation Reduction Act into law, which includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The corporate alternative minimum tax (“CAMT”) imposes a minimum tax on the adjusted financial statement income (“AFSI”) for “applicable corporations” with average annual AFSI over a three-year period in excess of $1 billion. A corporation that is a member of a foreign-parented multinational group, as defined, must include the AFSI (with certain modifications) of all members of the group in applying the $1 billion test, but would only be subject to CAMT if the three-year average AFSI of its U.S. members, US trades or business of foreign group members that are not subsidiaries of U.S. members, and foreign subsidiaries of U.S. members exceeds $100 million. The Company currently does not believe this will have a significant impact on its tax results, but will continue to evaluate the law and its provisions.
As detailed in Note 10, “FINANCING ARRANGEMENTS”, during the three months ended September 30, 2022, the Company undertook a restructuring of its third-party debt resulting in extinguishment of debt income in the US and Canada for tax purposes.
As of September 30, 2022 and December 31, 2021, the Company had $937 million and $927 million, respectively, of unrecognized tax benefits, which included $45 million and $41 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of September 30, 2022, $164 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at September 30, 2022 could decrease by approximately $13 million in the next 12 months as a result of the resolution of certain tax audits and other events.
The Company continues to be under examination by the Canada Revenue Agency. The Company’s position as of September 30, 2022 with regard to proposed audit adjustments was updated to reflect an updated assessment received for 2015 which would primarily result in a loss of tax attributes that are subject to a full valuation allowance.
In 2017, the Company undertook an internal restructuring in the form of what is commonly known as a Granite Trust transaction, which resulted in a recorded capital loss (the “2017 capital loss”). In the U.S., the 2014 tax year remains open to the extent of the portion of the 2017 capital loss carried back to that year. The Internal Revenue Service (“IRS”) is continuing its examination of the Company’s annual tax filings for 2015 and 2016 and the Company’s short period tax return for the period ended September 8, 2017, which was filed as a result of the Company’s internal restructuring efforts during 2017. In 2021, the Company received a notice of proposed adjustment from the IRS that would disallow the 2017 capital loss. The Company intends to contest any proposed tax deficiency through the IRS administrative appeals process, and if necessary, appropriate litigation. If the Company were ultimately unsuccessful in defending its position, and all or a substantial portion of the 2017 capital loss deduction were disallowed, the Company estimates, in a worst-case scenario, that it could be liable for additional income taxes (excluding penalties and interest) of up to $2,100 million, which could have an adverse effect on the Company’s financial condition and results of operations. The Company intends to vigorously defend its position, including through appropriate litigation, if necessary, and ultimately believes it will sustain its deduction of the 2017 capital loss, and, accordingly, no income tax provision has been recorded. The Company has been accepted into the IRS's fast track mediation program and mediation meetings are scheduled for early 2023.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2021.

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
17.EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Bausch Health Companies Inc. were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net income (loss) attributable to Bausch Health Companies Inc.	$399	$188	$185	$(1,017)
Basic weighted-average common shares outstanding	362.5	359.6	361.8	358.5
Diluted effect of stock options and RSUs	0.9	4.4	1.9	—
Diluted weighted-average common shares outstanding	$363.4	$364.0	$363.7	$358.5
Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$1.10	$0.52	$0.51	$(2.84)
Diluted	$1.10	$0.52	$0.51	$(2.84)
During the three and nine months ended September 30, 2021, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 1,906,000 and 5,221,000 common shares for the nine months ended September 30, 2022 and 2021, respectively.
During the three and nine months ended September 30, 2022, time-based RSUs, performance-based RSUs and stock options to purchase approximately 16,008,000 and 15,392,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and nine months ended September 30, 2021, time-based RSUs, performance-based RSUs and stock options to purchase approximately 3,103,000 and 3,453,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and nine months ended September 30, 2022 and 2021, an additional 156,000 performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met.
18.LEGAL PROCEEDINGS
From time to time, the Company becomes involved in various legal and administrative proceedings, which include product liability, intellectual property, commercial, tax, antitrust, governmental and regulatory investigations, related private litigation and ordinary course employment-related issues. From time to time, the Company also initiates actions or files counterclaims. The Company could be subject to counterclaims or other suits in response to actions it may initiate. The Company believes that the prosecution of these actions and counterclaims is important to preserve and protect the Company, its reputation and its assets. Certain of these proceedings and actions are described in Note 20, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022. Except as described below, there have been no material updates or developments with respect to any such proceedings or actions during the nine months ended September 30, 2022.

On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of September 30, 2022, the Company’s Consolidated Balance Sheets includes accrued current loss contingencies of $323 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Governmental and Regulatory Inquiries
As referenced above, during the three months ended September 30, 2022, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Governmental and Regulatory Inquiries” in Note 20, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022. These matters include:
Investigation by the U.S. Attorney’s Office for the District of Massachusetts - re OraPharma
In August 2019, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts (Department of Justice), requesting materials including documents concerning the sales, marketing, coverage and reimbursement of Arestin®, including related support services, and other matters. In October 2022, the Company and the Department of Justice reached an agreement in principle to resolve the investigation as to the Company for an immaterial settlement payment plus payment of applicable interest and other related costs. Any final resolution would be subject to certain material contingencies, including, without limitation, the parties negotiating mutually satisfactory civil settlement documents and final approvals by the Department of Justice and the Company. While the Company has reached an agreement in principle with the Department of Justice, there can be no assurance that a settlement will be agreed to and finalized, nor the timing of any such potential resolution.
Securities and RICO Class Actions and Related Matters
U.S. Securities Litigation - Opt-Out Litigation
On December 16, 2019, the Company announced that it had agreed to settle, subject to final court approval, the consolidated securities class action filed in the U.S. District Court for the District of New Jersey (In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658) (the “Securities Class Action Settlement”). On January 31, 2021, the District Court issued an order granting final approval of this settlement. On February 4, 2021, Timber Hill LLC (“Timber Hill”) filed a notice of appeal of the Court’s final approval order, which overruled its objections to the allocation of settlement proceeds as between common stock and options. On March 1, 2021, Cathy Lochridge filed a notice of appeal of the Court’s final approval order, which overruled her objections as to the attorneys’ fees awarded to class counsel. On October 14, 2021, Timber Hill dismissed its appeal of the final approval order. On December 20, 2021, the Third Circuit denied Lochridge’s appeal. On January 3, 2022, Lochridge filed a petition for rehearing of the appeal en banc. On May 12, 2022, the Third Circuit denied Lochridge’s petition for rehearing en banc. The deadline for Lochridge to file a petition for a writ of certiorari with the U.S. Supreme Court was August 10, 2022 and no petition was filed. As such, the deadline for further appeals has passed and the settlement has become final pursuant to the stipulation of settlement. The matter is now concluded with respect to the Company and all claims have been resolved and discharged as to the Company and its current/former officers and directors.
In October 2015, four putative securities class actions were filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor Rx Services, LLC (“Philidor”). On May 31, 2016, the court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658. On December 16, 2019, the Company, the current or former officers and directors, ValueAct, and the underwriters announced that they agreed to resolve the securities action for $1,210 million, subject to final court approval. This settlement received final approval from the court on January 31, 2021 and resolved and discharged all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. The settlement was subject to appeal of the final court approval (as such appeal is further described above). In order to qualify for a settlement payment all persons and entities that purchased or otherwise acquired the Company securities during the class period must have submitted a proof of claim and release form by May 6, 2020. The settlement payments have been paid into an escrow account in accordance with the payment schedule outlined in the settlement agreement. The Company's rights to the funds previously paid into the escrow account have been extinguished in accordance with the settlement agreement.
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
These individual shareholder actions assert claims under Sections 10(b) and 20(a) of the Exchange Act. Certain of these individual actions assert additional claims, including claims under Section 18 of the Exchange Act, Sections 11, 12(a)(2) and 15 of the Securities Act, common law fraud, negligent misrepresentation, and claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act. These claims are based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. The allegations in the complaints are similar to those made by plaintiffs in the putative class action. Motions to dismiss were filed in many of these individual actions and the Court has dismissed state law claims including New Jersey Racketeer Influenced and Corrupt Organizations Act, common law fraud, and negligent misrepresentation claims in certain cases. On January 7, 2019, the Court entered a stipulation of voluntary dismissal in the Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) opt-out action, closing the case. On September 10, 2019, the Court granted defendants’ motion to dismiss all claims in the Bahaa Aly v. Valeant Pharmaceuticals International, Inc. (“Aly”) (Case No. 18-cv-17393) opt-out action. On October 9, 2019, the Aly Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. On June 16, 2021, the Court of Appeals granted plaintiffs’ appeal in the Aly action. This action has been remanded to the District Court. On June 19, 2020, the Court entered stipulations of voluntary dismissal in the Catalyst, Mississippi, Connecticut and Delaware actions. On July 13, 2020, the Court entered a stipulation of voluntary dismissal in the NYCERS action. On December 30, 2020, the Court entered a stipulation of voluntary dismissal in the BlueMountain action. On February 18, 2021, and March 10, 2021, the Court entered stipulations of voluntary dismissal in the T. Rowe, BloombergSen, Principal Funds, Pentwater, Lord Abbett, Equity Trustees and UC Regents actions. On April 30, 2021, the Court entered a stipulation of voluntary dismissal in the Florida SBA action. On July 20, 2021, the Court entered a stipulation of voluntary dismissal in the Janus action.
Discovery in the opt-out actions has concluded. Motions for summary judgment were filed on August 1, 2022. Trial dates have not been set in any of the opt-out actions.
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

Other Securities and RICO Class Actions and Related Matters
As referenced above, during the three months ended September 30, 2022, there have been no material updates or developments with respect to certain other proceedings or actions as described under “Securities and RICO Class Actions and Related Matters” in Note 20, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022. Such matters include:
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
Hound Partners Lawsuit
In October 2018, Hound Partners Offshore Fund, LP, Hound Partners Long Master, LP and Hound Partners Concentrated Master, LP, filed a lawsuit against the Company in the Superior Court of New Jersey Law Division/Mercer County that asserts claims for common law fraud, negligent misrepresentation, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act. The Company disputes the claims and intends to vigorously defend this matter.

Antitrust
Glumetza Antitrust Litigation
Between August 2019 and July 2020, eight (8) putative antitrust class actions and four (4) non-class complaints naming the Company, Salix Pharmaceuticals, Ltd., Salix Pharmaceuticals, Inc. and Santarus, Inc. (for purposes of this subsection, collectively, the “Company”), among other defendants, were filed or transferred to the Northern District of California. Three (3) of the class actions were filed by plaintiffs seeking to represent a class of direct purchasers. The purported classes of direct purchasers filed a consolidated first amended complaint and a motion for class certification in April 2020. The court certified a direct purchaser class in August 2020. The putative class action complaints filed by end payer purchasers have all been voluntarily dismissed. Three (3) of the non-class complaints were filed by direct purchasers. The fourth non-class complaint, asserting claims based on both direct and indirect purchases, was filed by an insurer plaintiff in July 2020 and subsequently amended in September 2020. In December 2020, the court denied the Company’s motion to dismiss as to the insurer plaintiff’s direct claims but dismissed the insurer plaintiff’s indirect claims. On February 2, 2021, the insurer plaintiff’s motion for leave to amend its complaint was denied.
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
Generic Pricing Antitrust Litigation
The Company’s subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”) and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16- MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which have been brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, States, and various Counties, Cities, and Towns, have been consolidated into the MDL. There are also additional, separate complaints which have been consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. There are cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed in the cases. The cases have been placed in deferred status. The Company disputes the claims against it and continues to defend itself vigorously.
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
Glumetza State-Law Insurer Litigations
On February 8, 2021, the insurer plaintiff from the federal In re Glumetza Antitrust Litigation, Case No. 3:19-cv-05822- WHA (N.D. Cal.) (the “In re Glumetza Antitrust Litigation”) (discussed in further detail above), Humana Inc. (“Humana”), filed an action asserting its indirect (state law) claims in the Superior Court of Alameda County, California against the Company and others (the “State Court Action”). The State Court Action alleges that a 2012 settlement of a patent litigation regarding Glumetza® delayed generic entry in exchange for an agreement not to launch an authorized generic of Glumetza® or grant any other company a license to do so. The State Court Action alleges that the settlement agreement resulted in higher prices for Glumetza® and its generic equivalent both prior to and after generic entry. On September 20, 2021, the parties stipulated that Humana’s direct opt-out claims from In re Glumetza Antitrust Litigation, discussed above, were deemed asserted in the State Court Action.
Defendants’ demurrer in the State Court Action was heard on September 22, 2021. On November 29, 2021, the court denied the motion in part and granted it in part as to certain state law claims, with leave to amend. Humana did not amend the complaint. Defendants’ answers were filed on February 3, 2022. Trial is scheduled to begin on August 25, 2023.
On April 5, 2022, Health Care Service Corporation filed an action with similar substantive allegations and similar indirect (state law) claims in the Superior Court of Alameda County, California against the Company and others. Defendants’ answers were filed on June 17, 2022. On October 4, 2022, Defendants filed a motion to consolidate this action with the State Court Action.
The Company disputes the claims and intends to vigorously defend these matters.
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Xifaxan® 550mg, Bryhali®, Duobrii®, Trulance®, Lumify®, Relistor® Injection, Arazlo®, Nuvessa® and Colazal® in the United States and Jublia® in Canada, or other similar suits.
Xifaxan® Paragraph IV Proceedings
On February 17, 2020, the Company and Alfasigma S.p.A. (“Alfasigma”) received a Notice of Paragraph IV Certification from Norwich Pharmaceuticals Inc. (“Norwich”), in which Norwich asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Norwich. The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Norwich’s ANDA for rifaximin tablets, 550 mg. Xifaxan® is protected by 26 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. Trial in this matter was held in March 2022. The court issued the Norwich Legal Decision on August 10, 2022, finding that the U.S. Patents protecting the use of Xifaxan® (rifaximin) 550 mg tablets for the reduction in risk of hepatic encephalopathy (“HE”) recurrence valid and infringed and the U.S. Patents protecting the composition, and use of Xifaxan® for treating IBS-D invalid. The Company appealed the Norwich Legal Decision to the U.S. Court of Appeals for the

Federal Circuit on August 16, 2022. The Company remains confident in the strength of the Xifaxan® patents and intends to vigorously defend its intellectual property.
Duobrii® Paragraph IV Proceedings
On July 23, 2020, the Company received a Notice of Paragraph IV Certification from Perrigo Israel Pharmaceuticals, Ltd. (now Padagis LLC) (“Padagis”), in which Padagis asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Duobrii® (halobetasol propionate and tazarotene) lotion, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Padagis’ generic lotion, for which an ANDA has been filed by Padagis. On August 28, 2020, the Company filed suit against Padagis pursuant to the Hatch-Waxman Act, alleging infringement by Padagis of one or more claims of the Duobrii® Patents, thereby triggering a 30-month stay of the approval of the Padagis ANDA. On September 3, 2020, this action was consolidated with the action between the Company and Padagis described below, regarding Padagis’ ANDA for generic Bryhali® (halobetasol propionate) lotion. A three-day trial commenced on October 4, 2022.
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
Bryhali® Paragraph IV Proceedings
On March 20, 2020, the Company received a Notice of Paragraph IV Certification from Padagis, in which Padagis asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Bryhali® (halobetasol propionate) lotion, 0.01% are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Padagis’ generic halobetasol propionate lotion, for which an ANDA has been filed by Padagis. On May 1, 2020, the Company filed suit against Padagis pursuant to the Hatch-Waxman Act, alleging infringement by Padagis of one or more claims of the Bryhali® patents, thereby triggering a 30-month stay of the approval of the Padagis ANDA for halobetasol propionate lotion. On September 3, 2020, this action was consolidated with the action between the Company and Padagis described above, regarding Padagis’ ANDA for generic Duobrii® (halobetasol propionate and tazarotene) lotion. A three-day trial commenced on October 4, 2022. The Company remains confident in the strength of the Bryhali® patents and intends to vigorously pursue this matter and defend its intellectual property.
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
PreserVision® AREDS Patent Litigation
PreserVision® AREDS and PreserVision® AREDS 2 are over the counter eye vitamin formulas for those with moderate-to-advanced age-related degeneration (“AMD”). The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. Bausch & Lomb Incorporated (“B&L Inc.”) has filed patent infringement proceedings against 19 named defendants in 16 proceedings, claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. Twelve of these proceedings were subsequently settled; two resulted in a default. As of the date of this filing, there are two ongoing actions: (1) Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. ZeaVision LLC, C.A. No. 6:20-cv-06452-CJS (W.D.N.Y.); and (2) Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. SBH Holdings LLC, C.A. No. 20-cv-01463-VAC-CJB (D. Del.). Bausch + Lomb remains confident in the strength of these patents and B&L Inc. intends to continue to vigorously pursue these matters and defend its intellectual property.

Patent Litigation against Certain Ocuvite and PreserVision
On June 22, 2021, ZeaVision, LLC (“ZeaVision”) filed a complaint for patent infringement against certain of the Ocuvite® and PreserVision® products in the Eastern District of Missouri (Case No. 4:21-cv-00739-RWS). On June 29, 2021, ZeaVision amended its complaint to assert a second patent against certain of the Ocuvite® and PreserVision® products. On November 16, 2021, ZeaVision filed an additional complaint for patent infringement to assert a third patent against certain of the PreserVision® products (Case No. 4:21-cv-01352-RWS). On March 1, 2022, the cases were consolidated. On March 10, 2022, the court granted Bausch + Lomb’s motion to stay all proceedings pending inter partes review. On July 1, 2022, ZeaVision filed a motion to partially lift the stay to allow Case No. 4:21-cv-01352-RWS to proceed, and this motion was denied. The Company disputes the claims and intends to vigorously defend this matter.
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
Inter Partes Review Proceedings at the U.S. Patent and Trademark Office
In addition, patents covering the Company’s branded pharmaceutical products may be challenged in proceedings other than court proceedings, including inter partes review (“IPR”) at the U.S. Patent & Trademark Office. The proceedings operate under different standards from district court proceedings, and are often completed within 18 months of institution. IPR challenges have been brought against patents covering the Company’s branded pharmaceutical products.
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
Mylan and MSN have filed IPR petitions for certain U.S. patents listed in the FDA Orange Book for Trulance® (plecanatide). On March 21, 2022, Mylan filed a petition for IPR of U.S. Patent No. 7,041,786. On June 10, 2022, Mylan filed petitions for IPR of U.S. Patent Nos. 9,610,321, 9,616,097, 9,919,024 and 9,925,231. On October 12, 2022, MSN filed a petition for IPR of U.S. Patent No. 7,041,786. The Company remains confident in the strength of these patents and intends to vigorously defend its intellectual property.

Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, the Company has been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-six (26) of such product liability suits currently remain pending. In three cases pending in the Atlantic County, New Jersey Multi-County Litigation, agreed stipulations of dismissal have been entered by the Court, thus dismissing the Company from those cases. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to the Company and its affiliates, and legal fees and costs will be paid by Johnson & Johnson. Twenty-five (25) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions have been filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to the Company or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December 16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing the Company as a defendant; as a result, the British Columbia class action is concluded as to the Company.
Johnson & Johnson, through one or more subsidiaries, has purported to have completed a Texas divisional merger with respect to any talc liabilities at Johnson & Johnson Consumer, Inc. (“JJCI”). LTL Management, LLC (“LTL”), the resulting entity of the divisional merger, assumed JJCI’s talc liabilities and thereafter filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of North Carolina. Pursuant to court orders entered in November 2021, the case was transferred to the United States District Court for the District of New Jersey (the “Bankruptcy Court”), and substantially all cases related to Johnson & Johnson’s talc liability were stayed for a period of sixty (60) days pursuant to a preliminary injunction. Notwithstanding the divisional merger and LTL’s bankruptcy case, the Company and its affiliates continue to have indemnification claims and rights against Johnson & Johnson and LTL pursuant to the terms of the indemnification agreement entered into between JJCI and its affiliates and the Company and its affiliates, which indemnification agreement remains in effect. As a result, it is the Company’s current expectation that it will not incur any material impairments with respect to its indemnification claims as a result of the divisional merger or the bankruptcy. In December 2021, certain talc claimants filed motions to dismiss the bankruptcy case. Shortly thereafter, LTL filed a motion in the Bankruptcy Court to extend the 60-day preliminary injunction. On February 25, 2022, the Bankruptcy Court entered orders denying the motions to dismiss and extending the preliminary injunction staying substantially all cases subject to the indemnification agreement related to Johnson & Johnson’s talc liability through at least June 29, 2022. The order denying the motions to dismiss and the order extending the preliminary injunction are subject to appeal and the bankruptcy court certified their appeals directly to the United States Court of Appeals for the Third Circuit. On May 11, 2022, the Third Circuit granted authorization for the parties to proceed with their direct appeals. Oral argument before the Third Circuit was held on September 19, 2022, and a decision is pending. Further, pursuant to a court order dated March 18, 2022, the Bankruptcy Court directed certain talc claimants and LTL to mediate the issues related to the case in the hopes of achieving a global resolution. The Bankruptcy Court has also ordered separate mediation with respect to certain consumer protection claims against LTL by various state attorneys general. The Bankruptcy Court extended LTL’s exclusive period to file a chapter 11 plan until November 17, 2022, and the talc claimants filed a motion to terminate LTL’s exclusivity. The parties have since consensually agreed to extend LTL’s exclusive period to December 13, 2022. On July 26, 2022, the Bankruptcy Court held a hearing to consider alternative paths to case resolution, and on July 28, 2022, authorized an abbreviated estimation process designed to determine the extent of LTL’s aggregate liability. Additionally, the Bankruptcy Court appointed an independent expert who will issue a report forecasting and estimating the volume and value of claims. The Bankruptcy Court has scheduled November 16, 2022 for a status update on the expert report and to discuss scheduling further formal mediation sessions.

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
General Civil Actions
U.S. Securities Litigation - New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, the Company and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in the Company’s common shares and debt securities who are also maintaining individual securities fraud claims against the Company and certain current or former officers and directors as part of the U.S. Securities Litigation. This newly filed action seeks a declaratory judgment that the transfer of the Company assets to Bausch + Lomb would constitute a voidable transfer under New Jersey’s Uniform Voidable Transactions Act and that Bausch + Lomb would become liable for damages awarded against the Company in the individual opt-out actions. The declaratory judgment action alleges that a transfer of assets from the Company to Bausch + Lomb would leave the Company with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against the Company in the underlying individual opt-out actions and the Company disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Exchange Act, and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt out actions are made against the Company and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by the Company and/or failures to disclose information about the Company’s business and prospects including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, the Company and Bausch + Lomb removed the action to the U.S. District Court for the District of New Jersey. As a result, the New Jersey Superior Court action is closed and the case is now pending in the District of New Jersey (Case No. 22-cv-01823). On April 29, 2022, Plaintiffs filed a motion to remand. That motion is fully briefed and pending. Other proceedings are in abeyance pending resolution of Plaintiffs’ remand motion. Both the Company and Bausch + Lomb dispute the claims in this declaratory judgment action and intend to vigorously defend this matter.
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
New Mexico Attorney General Consumer Protection Action
The Company and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v. Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer, Inc., the Company and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. In April 2020, Bausch Health US filed a motion to dismiss, which in September 2020, the Court granted in part as to the New Mexico Medicaid Fraud Act and New Mexico Fraud Against Taxpayers Act claims and denied as to all other claims. The State of New Mexico brings claims against all defendants under the New Mexico Unfair Practices Act and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit seeks to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. Bausch Health US filed its answer on November 16, 2020. On December 30, 2020 Johnson & Johnson filed a Motion for Partial Judgment on the Pleadings and on January 4, 2021, Bausch Health US filed a joinder to that motion, which was denied on March 8, 2021. Trial is scheduled to begin on May 30, 2023.
On July 14, 2022, LTL filed an adversary proceeding in the Bankruptcy Court (Case No. 21-30589, Adv. Pro. No. 22-01231) against the State of New Mexico ex rel. Hector H. Balderas, Attorney General, and a motion seeking an injunction barring the State of New Mexico from continuing to prosecute the action while the bankruptcy case is pending. A hearing was held on September 14, 2022, and on October 4, 2022, the Bankruptcy Court entered an order granting the injunction and noting it would be revisited during the December 2022 omnibus hearing.
The Company and Bausch Health US dispute the claims against them and intend to defend this lawsuit vigorously.
Other General Civil Actions
As referenced above, during the three months ended September 30, 2022, there have been no material updates or developments with respect to certain proceedings or actions as described under “General Civil Actions” in Note 20, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021. These matters include:
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

19.SEGMENT INFORMATION
Reportable Segments
In connection with the Company’s previously announced plan to separate its Solta business into an independent publicly traded entity from the remainder of Bausch Health Companies Inc., the Company had begun managing its operations in a manner which was consistent with the organizational structure of the two separate entities as proposed by the Solta IPO. As a result, during the first quarter of 2022, the Company’s CEO, who is the Company’s Chief Operating Decision Maker, commenced managing the business differently through changes in its operating and reportable segments, which necessitated a realignment of the Company’s historical segment structure. This realignment is consistent with how the Company’s CEO currently: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, effective in the first quarter of 2022, the Company operates in the following reportable segments: (i) Salix, (ii) International (formerly International Rx), (iii) Solta Medical, (iv) Diversified Products and (v) Bausch + Lomb. The new segment structure does not impact the Company’s reporting units but realigns the two reporting units of the former Ortho Dermatologics segment whereby its medical dermatology reporting unit (Ortho Dermatologics) is now part of the current Diversified Products segment and the Solta reporting unit is now the sole reporting unit of the new Solta Medical segment. Prior period presentation of segment revenues and segment profits has been recast to conform to the current segment reporting structure.
On June 16, 2022, the Company announced it was suspending plans for the Solta IPO; however, the Company is continuing to manage and operate the business in its current reportable segment structure. See Note 2, “SIGNIFICANT ACCOUNTING POLICIES” for additional information.
The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represented approximately 80% of the Salix segment’s revenues for each of the three and nine month periods ended September 30, 2022.
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

Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenues:
Salix	$544	$527	$1,509	$1,515
International	250	271	727	890
Solta Medical	72	74	201	219
Diversified Products	238	290	722	850
Bausch + Lomb	942	949	2,772	2,764
	$2,046	$2,111	$5,931	$6,238
Segment profits:
Salix	$391	$377	$1,067	$1,074
International	85	92	242	304
Solta Medical	33	40	88	120
Diversified Products	151	185	450	547
Bausch + Lomb	226	247	640	699
	886	941	2,487	2,744
Corporate	(218)	(186)	(614)	(566)
Amortization of intangible assets	(290)	(338)	(902)	(1,055)
Goodwill impairments	(119)	—	(202)	(469)
Asset impairments, including loss on assets held for sale	(1)	(18)	(15)	(213)
Restructuring, integration, separation and IPO costs	(10)	(8)	(58)	(29)
Other income (expense), net	(4)	183	(6)	(329)
Operating income	244	574	690	83
Interest income	3	2	8	6
Interest expense	(385)	(351)	(1,157)	(1,083)
Gain (loss) on extinguishment of debt	570	(12)	683	(62)
Foreign exchange and other	7	3	4	11
Income (loss) before income taxes	$439	$216	$228	$(1,045)

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

(in millions)	Salix	International	Solta Medical	Diversified Products	Bausch + Lomb	Total
	Three Months Ended September 30, 2022
Pharmaceuticals	$543	$72	$—	$206	$121	$942
Devices	—	—	72	—	390	462
OTC	—	38	—	2	362	402
Branded and Other Generics	—	131	—	24	65	220
Other revenues	1	9	—	6	4	20
	$544	$250	$72	$238	$942	$2,046

	Three Months Ended September 30, 2021
Pharmaceuticals	$525	$61	$—	$234	$121	$941
Devices	—	—	74	—	395	469
OTC	—	41	—	3	365	409
Branded and Other Generics	—	161	—	47	61	269
Other revenues	2	8	—	6	7	23
	$527	$271	$74	$290	$949	$2,111

	Nine Months Ended September 30, 2022
Pharmaceuticals	$1,508	$206	$—	$608	$348	$2,670
Devices	—	—	201	—	1,168	1,369
OTC	—	111	—	5	1,061	1,177
Branded and Other Generics	—	386	—	91	178	655
Other revenues	1	24		18	17	60
	$1,509	$727	$201	$722	$2,772	$5,931

	Nine Months Ended September 30, 2021
Pharmaceuticals	$1,509	$187	$—	$699	$380	$2,775
Devices	—	—	219	—	1,174	1,393
OTC	—	98	—	7	1,010	1,115
Branded and Other Generics	—	579	—	125	180	884
Other revenues	6	26	—	19	20	71
	$1,515	$890	$219	$850	$2,764	$6,238
The top ten products for the nine months ended September 30, 2022 and 2021 represented 48% and 45% of total revenues for the nine months ended September 30, 2022 and 2021, respectively.

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
U.S. and Puerto Rico	$1,219	$1,251	$3,524	$3,629
China	116	121	293	350
Canada	92	84	258	247
Poland	65	70	204	203
Mexico	70	66	200	191
France	44	50	159	160
Japan	47	57	148	172
Germany	55	64	112	116
United Kingdom	22	19	85	83
Russia	42	36	122	106
Spain	17	20	61	62
Italy	17	20	60	58
South Korea	19	18	58	58
Other	221	235	647	803
	$2,046	$2,111	$5,931	$6,238
Certain reclassifications have been made and are reflected in the table above.
Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Nine Months Ended September 30,
	2022	2021
AmerisourceBergen Corporation	16%	18%
McKesson Corporation (including McKesson Specialty)	13%	16%
Cardinal Health, Inc.	11%	12%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” “Bausch Health,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries, taken together. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning of applicable Canadian securities laws (collectively “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our accompanying unaudited interim Consolidated Financial Statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2021, which were included in our Annual Report on Form 10-K filed on February 23, 2022. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.
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
Our portfolio of products falls into five operating and reportable segments: (i) Salix, (ii) International (formerly International Rx), (iii) Solta Medical, (iv) Diversified Products and (v) Bausch + Lomb. These segments are discussed in detail in Note 19, “SEGMENT INFORMATION” to our unaudited Consolidated Financial Statements. The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represented 80% of the Salix segment’s revenues for each of the three and nine month periods ended September 30, 2022.
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb Global Vision Care (formerly Vision Care/Consumer Health), Global Surgical and Global Ophthalmic Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb Corporation (“Bausch + Lomb”) from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). During May 2022, a wholly owned subsidiary of the Company (the “Selling Shareholder”) sold shares of Bausch + Lomb pursuant to the initial public offering (“IPO”) of Bausch + Lomb (the “B+L IPO”). The underwriters partially exercised the over-allotment option granted by the Selling Shareholder.
The Company indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 89% of Bausch + Lomb’s outstanding common shares. We continue to believe that completing the B+L Separation makes strategic sense. The completion of the B+L Separation is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals. We continue to evaluate all factors and considerations related to the B+L Separation, including the effect of the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Consolidated Financial Statements) on the B+L Separation.
The B+L Separation, if consummated, will result in two separate, independent companies:
•Bausch Pharma - a diversified pharmaceutical company with leading positions in gastroenterology, hepatology, dermatology, neurology and international pharmaceuticals, and aesthetic medical devices. The remaining pharmaceutical entity will comprise a diversified portfolio of our leading durable brands across the Salix, International, dentistry, neurology, medical dermatology and generics, and aesthetic medical devices businesses; and
•Bausch + Lomb - a fully integrated, “pure play” eye health company built on the iconic Bausch + Lomb brand and long history of innovation.
We believe the B+L Separation has created two highly attractive but dissimilar businesses. As independent entities, management believes that each company will be better positioned to individually focus on its core businesses to drive additional growth, more effectively allocate capital and better manage its respective capital needs. Further, the B+L Separation will allow us and the market to compare the operating results of each entity with other “pure play” peer companies. Although management believes the B+L Separation will unlock value, there can be no assurance that it will be successful in doing so.
At the time of our announcement of the B+L Separation, we emphasized that it is important that the post-separation entities be well capitalized, with appropriate leverage and with access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth. Therefore, we see the appropriate capitalization and leverage of these businesses post-separation as a key to maximizing value across our portfolio of assets and, as such, it is a primary objective of our plan of separation.
We believe the B+L Separation, if consummated, provides us with an attractive opportunity for liquidity to support the appropriate capitalization and leverage of the Bausch + Lomb entity and the remainder of Bausch Health, which we refer to as “Bausch Pharma” and which will assume a new name upon completion of the B+L Separation. Management will continue to thoughtfully evaluate all factors in connection with the B+L Separation. For additional details on the B+L Separation, see “Separation of the Bausch + Lomb Eye Health Business” in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our unaudited interim Consolidated Financial Statements.

See Item 1A. “Risk Factors — Risk Relating to the B+L Separation and the Solta IPO” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022, for additional risks relating to the B+L Separation.
Focus on Core Businesses
To position ourselves to unlock the value we see in our individual businesses, we have sought to right-size our portfolio of assets and provide financial flexibility. In line with this focus on our core businesses, we have: (i) made measurable progress in effectively managing our capital structure, (ii) directed capital allocation to drive growth within these core businesses, (iii) divested assets to improve our capital structure and simplify our business, (iv) resolved certain of the Company's legacy litigation matters originating back to 2015 and prior, (v) increased our efforts to improve patient access and (vi) continued to invest in sustainable growth drivers to position us for long-term growth.
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
Effectively Managing Our Capital Structure
In connection with the B+L Separation, we have emphasized that it is important that the post-separation entities be well capitalized, with appropriate leverage and access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth. Therefore, we see the appropriate capitalization and leverage of these entities post-separation as a key to bringing out the maximum value across our portfolio of assets and, as such, it is a primary objective of our plan of separation.
Managing Our Capital Structure 2016 through 2021
In 2016, our executive team committed to improving our Company’s capital structure and, since that time, we have been executing and continue to execute on that commitment. As a result of a series of debt repayments and transactions since making that commitment, the Company positioned itself to execute on the B+L IPO, while at the same time progressing toward providing the appropriate capitalization and leverage of the Company to effect the B+L Separation.
Excluding the impact of the $1,210 million financing of the Securities Class Action Settlement (as defined in Note 18, “LEGAL PROCEEDINGS” in the accompanying unaudited interim Consolidated Financial Statements), we repaid (net of additional borrowings) approximately $10,000 million of long-term debt during the period January 1, 2016 through December 31, 2021 using the net cash proceeds from divestitures of non-core assets, cash on hand and cash from operations, including from our focus on working capital management. See “U.S. Securities Litigation - Opt -Out Litigation” of Note 18, “LEGAL PROCEEDINGS” for additional details.
Managing Our Capital Structure in 2022
During 2022, we continue to effectively manage our capital structure by: (i) executing on our plan for the B+L Separation, including using the net proceeds from the B+L IPO which closed on May 10, 2022, to make repayments of debt, (ii) reducing our debt through open market repurchases, (iii) extending the maturities of debt through refinancing and (iv) completing an exchange offer which reduced the outstanding principal balance of our debt by $2,469 million by exchanging $5,594 million of aggregate principal value of existing unsecured senior notes (the “Existing Unsecured Senior Notes”) for newly issued secured notes with an aggregate principal balance of $3,125 million (the “Exchange Offer”). As a result of these actions, described in additional detail below, during the nine months ended September 30, 2022, we have reduced the aggregate principal amount of our debt obligations by approximately $3,300 million as follows:
The B+L IPO, 2022 Notes Issuance and Credit Agreement Refinancing - In connection with the B+L IPO, we completed a series of transactions in support of our commitment to improve our liquidity, reduce our leverage and better capitalize the two business entities post-separation. These transactions included:
•On February 10, 2022, the Company issued (the “2022 Notes Issuance”) $1,000 million aggregate principal amount of 6.125% Senior Secured Notes due February 2027 (the “February 2027 Secured Notes”).

•On May 10, 2022:
•The B+L IPO closed, with aggregate net proceeds (including from the partial exercise of the over-allotment option by the underwriters), after deducting underwriting commissions, of approximately $675 million.
•The Company entered into the 2022 Amended Credit Agreement as defined and discussed in further detail below, under “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”. The 2022 Amended Credit Agreement consists of new term loans of $2,500 million and a revolving credit facility of $975 million.
•Bausch + Lomb entered into the B+L Credit Agreement, as defined and discussed in further detail below under “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”. The B+L Credit Agreement provides for a five-year term loan facility in an initial principal amount of $2,500 million and also provides for a five-year revolving credit facility of $500 million.
The net proceeds from these transactions, along with cash on hand, allowed us to: (i) repay certain amounts outstanding under our then existing June 2025 Term Loan B Facility and November 2025 Term Loan B Facility (each as defined and discussed in further detail below under “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”), (ii) replace our existing revolving credit facility which was due to mature in 2023, with revolving credit facilities that mature in 2027, (iii) redeem in full all of our then outstanding 6.125% Senior Unsecured Notes due 2025 (the “April 2025 Unsecured Notes”) and (iv) replace our then remaining amounts outstanding under our June 2025 Term Loan B Facility and November 2025 Term Loan B Facility with term loan facilities that expire in 2027.
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
Exchange Offer - As discussed in further detail below under “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”, we made the strategic decision based on the fair value of our Senior Unsecured Notes to undertake the Exchange Offer in September 2022. We exchanged certain validly tendered existing senior unsecured notes, with an aggregate outstanding principal balance of approximately $5,594 million with maturities of 2025 through 2031 for newly issued senior secured notes, with an aggregate principal balance of approximately $3,125 million with maturities of 2028 and 2030. After fees and expenses, the Exchange Offer reduced the principal balances of our outstanding debt obligations by $2,469 million and extended the maturities of approximately $2,400 million of principal balances coming due during the years 2025 through 2027 to the years 2028 and 2030. We also recorded a net gain of $570 million as the future undiscounted cash flows of certain New Secured Notes were less than the net carrying value of the Existing Unsecured Senior Notes which were exchanged.
As a result of: (i) the 2022 Notes Issuance and Credit Agreement Refinancing (as defined below under “—Senior Secured Credit Facilities under the 2022 Amended Credit Agreement”), (ii) the early extinguishment of debt, (iii) the Exchange Offer and (iv) other debt repayments (net of additional borrowings under our Revolving Credit Facility) we reduced the principal balances of our contractual debt obligations in 2022 by approximately $3,300 million. The contractual principal amount of our debt obligations as of September 30, 2022 and December 31, 2021 were as follows:

(in millions)	September 30, 2022	December 31, 2021
Revolving Credit Facility	$450	$285
Term Loan Facilities	2,469	3,823
B+L Term Loan Facility	2,494	—
Senior Secured Notes	7,975	3,850
Senior Unsecured Notes	6,174	14,900
Other	12	12
Total long-term debt and other	19,574	22,870
Unamortized premiums, discounts and issuance costs	1,641	(216)
Total long-term debt and other, net of premiums, discounts and issuance costs	$21,215	$22,654

These transactions also had the effect of reducing our cash debt service requirements over the next five years thereby providing us with additional flexibility as it relates to liquidity to operate. Prior to these transactions, our aggregate principal contractual debt repayment requirements through the year 2026 were approximately $5,425 million. As a result of these transactions, as of September 30, 2022, we have reduced our estimated debt service requirements of principal and interest over the 12 months period ending September 30, 2023 by approximately $65 million and reduced our aggregate principal contractual debt repayment requirements through the year 2026 to approximately $4,100 million. Maturities of our principal balances of debt obligations as of September 30, 2022 and December 31, 2021, were as follows:

(in millions)	September 30, 2022	December 31, 2021
Remainder of 2022	$38	$—
2023	150	285
2024	150	—
2025	2,859	9,723
2026	898	1,500
2027	6,926	2,250
2028 - 2031	8,553	9,112
Total debt obligations	$19,574	$22,870
The following table presents the contractual principal and interest payments of the New Secured Notes. Contractual interest payments will be allocated to the reduction of the recorded premium and interest expense as presented below. Additionally, the amount of interest which reduces the premium will be reported as a Financing activity in the Consolidated Statement of Cash Flows.

(in millions)	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter	Total
Principal Payments:
11.00% First Lien Secured Notes	$—	$—	$—	$—	$—	$—	$1,774	$1,774
14.00% Second Lien Secured Notes	—	—	—	—	—	—	352	352
9.00% Intermediate Holdco Secured Notes	—	—	—	—	—	—	999	999
	—	—	—	—	—	—	3,125	3,125
Interest Payments:
11.00% First Lien Secured Notes	—	195	195	195	195	195	196	1,171
14.00% Second Lien Secured Notes	—	52	49	49	49	49	148	396
9.00% Intermediate Holdco Secured Notes	—	75	90	90	90	90	45	480
	—	322	334	334	334	334	389	2,047
	$—	$322	$334	$334	$334	$334	$3,514	$5,172
Interest payments recorded as:
Interest expense	$—	$43	$38	$36	$34	$32	$29	$212
Premium reduction	—	279	296	298	300	302	360	1,835
	$—	$322	$334	$334	$334	$334	$389	$2,047
We believe these transactions improve our overall capitalization and leverage.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements and “Liquidity and Capital Resources: Long-term Debt” below for additional discussion of these matters. Cash requirements for future debt repayments including interest can be found in “Management’s Discussion and Analysis - Off-Balance Sheet Arrangements and Contractual Obligations.”
Continue to Manage our Capital Structure
We continue to monitor our capital structure and to evaluate other opportunities to simplify our business and improve our capital structure, to give us the ability to better focus on our core businesses and prepare us for post-separation. Also, the Company regularly evaluates market conditions, its liquidity profile and various financing alternatives for opportunities to enhance its capital structure. If the Company determines that conditions are favorable, the Company may refinance, repurchase or exchange existing debt or issue additional debt, equity or equity-linked securities.

Direct Capital Allocation to Drive Growth Within Our Core Businesses
Our capital allocation is driven by our long-term growth strategies. We have made strategic investments in our core businesses in order to support recent revenue growth and prepare for additional growth opportunities which we plan to capitalize on for our core businesses. We have been aggressively allocating resources to our core businesses globally through: (i) R&D investment, (ii) strategic licensing agreements and (iii) strategic investments in our infrastructure. We believe that the outcome of this process will allow us to better drive value in our product portfolio and generate operational efficiencies.
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
As of September 30, 2022, we had approximately 160 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
Gastrointestinal
•Rifaximin - Top line results from a Phase 2 study for the treatment of overt hepatic encephalopathy with a new formulation (SSD IR) of rifaximin showed a treatment benefit. Patients receiving 40 mg twice daily showed a statistically significant separation from placebo. The top line results from this Phase 2 study and other clinical data of SSD in cirrhotic patients will help inform further research on potential new indications for rifaximin. A Phase 3 study has commenced (RED-C) with patients actively enrolling for the prevention of the first episode of Overt Hepatic Encephalopathy.

•Rifaximin - Rifaximin recently received orphan drug designation for sickle cell disease. A phase 2 study with novel dosage formulation is currently enrolling patients for the treatment of sickle cell disease.
•Rifaximin - Development of a fit for purpose Patient Reported Outcomes tool for small intestinal bacterial overgrowth, or “SIBO”, is continuing in 2022.
•Rifaximin - We have entered into an agreement with Cedars Sinai Medical Center to evaluate a new formulation of rifaximin for the treatment of IBS-D. Two preclinical studies have been completed. A Clinical Proof of Concept study that was paused due to COVID-19 pandemic related factors, has recommenced and is fully enrolled. Based on recent FDA comments dated February 10, 2022, the program was being assessed and related timelines reviewed and upon further review of the applicable timelines, the Company expects to terminate this program.
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
•LUMIFY® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. We launched this product in the U.S. in May 2018 and in Canada in June 2022. Currently, we have several new line formulations under development. The first Phase 3 study in support of these line extensions has initiated. Additional studies have commenced during October 2022.
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
•Bausch + Lomb is expanding its portfolio of premium IOLs built on the enVista® platform with Monofocal Plus, EDOF and Trifocal optical designs for presbyopia correction. Bausch + Lomb expects that they will be commercialized together with a new preloaded inserter with two options: non-Toric, as well as Toric for astigmatism patients. Bausch + Lomb anticipates launching Monofocal Plus, Trifocal and EDOF optical designs for presbyopia in the U.S. in 2023, 2024 and 2025/2026, respectively.
•Renu® Advanced Multi-Purpose Solution (“MPS”) - Contains a triple disinfectant system that kills 99.9% of germs tested, and has a dual surfactant system that provides up to 20 hours of moisture. Renu® Advanced MPS is FDA cleared with indications for use to condition, clean, remove protein, disinfect, rinse and store soft contact lenses including those composed of silicone hydrogels. Prior to 2022, Renu® Advanced MPS was launched in India, Mexico, Korea, Turkey and Greece and gained regulatory approvals in Indonesia, Malaysia, Singapore, the European Union, Belarus and China. In 2022, Renu® Advanced MPS was launched in Taiwan, Czech Republic, Israel, Poland, Slovakia, China, Argentina, Columbia, Ecuador and Peru. We anticipate launches in Slovenia, other parts of Europe and the Nordic regions.
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
Divest Assets to Improve Our Capital Structure and Simplify Our Business
In order to better focus on our core businesses, we continue to evaluate opportunities to simplify our operations and improve our capital structure, including divesting non-core assets in order to narrow the Company’s activities to our core businesses where we believe we have an existing and sustainable competitive edge and the ability to generate operational efficiencies. To date, we received approximately $4,100 million in net proceeds from these divestitures, which includes the sale of Amoun Pharmaceutical Company S.A.E. (“Amoun”) discussed below.
On July 26, 2021, we completed the sale of Amoun for total gross consideration of approximately $740 million, subject to certain adjustments (the “Amoun Sale”). Amoun manufactures, markets and distributes branded generics of human and animal health products. The Amoun business was part of the International segment (previously included within the former Bausch + Lomb/International segment). Revenues associated with Amoun were $157 million for the period of January 1, 2021 through July 26, 2021. On July 30, 2021 and August 3, 2021, the Company made aggregate payments of $600 million, to repay $469 million of its June 2025 Term Loan B Facility and $131 million of its November 2025 Term Loan B Facility (each as defined below), using the proceeds from the Amoun Sale and cash on hand.
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
Resolved Legacy Legal Matters
In 2020 and 2021, we resolved certain of the Company's legacy legal matters originating back to 2015 and prior, including settling the U.S. Securities Litigation (see “U.S. Securities Litigation - Opt -Out Litigation” of Note 18, “LEGAL PROCEEDINGS”). The Securities Class Action Settlement resolves the most significant of the Company's remaining legacy legal matters and eliminates a material uncertainty regarding the Company.
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
Bausch Health Patient Assistance Program - In the face of the COVID-19 pandemic, some people have financial obstacles that keep them from obtaining and continuing their prescribed treatments. We are committed to supporting patients who have lost employment health benefits due to the COVID-19 pandemic, and because it is essential that our patients continue their prescribed treatments, we are proud to offer certain of our prescription medicines through our Bausch Health Patient Assistance Program. The purpose of the Bausch Health Patient Assistance Program is to provide eligible unemployed patients in the U.S., who meet stated qualifications and have lost their health insurance due to the COVID-19 pandemic, with certain of our prescription products where their financial circumstances or insurance status would otherwise interfere with their ability to access such products. If approved, patients receive their Bausch Health prescription product(s) at no cost to them for up to one year, and may be able to reapply to the program annually if they continue to meet eligibility requirements and have a valid prescription.
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
Trulance® Acquisition - In March 2019, we completed the acquisition of certain assets of Synergy Pharmaceuticals Inc. (“Synergy”), whereby we acquired the worldwide rights to the Trulance® product, a once-daily tablet for adults with chronic idiopathic constipation, or CIC and irritable bowel syndrome with constipation, or IBS-C. We believe that the Trulance® product complements our existing Salix products and allows us to effectively leverage our existing GI sales force. In order to drive growth of the Trulance® product, we have increased the number of sales force representatives for the Trulance® product. We believe this has been successful as Trulance® revenues were $77 million and $74 million for the nine months ended September 30, 2022 and 2021, respectively.
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
Investment in Next Generation Formulations - Revenues from our Xifaxan® product line increased approximately 11%, 2% and 22% in 2021, 2020 and 2019, respectively. For the nine months ended September 30, 2022 and 2021, Xifaxan® product revenues were $1,216 million and $1,194 million, respectively, an increase of $22 million or 2%. In order to extend growth in Xifaxan®, we continue to directly invest in next generation formulations of Xifaxan® and rifaximin, the principal semi-synthetic antibiotic used in our Xifaxan® product.
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
Our revenues attributable to Russia for the nine months ended September 30, 2022 and 2021 were $122 million and $106 million, respectively. Our revenues attributable to Ukraine for the nine months ended September 30, 2022 and 2021 were $7 million and $9 million, respectively. Our revenues attributable to Belarus for the nine months ended September 30, 2022 and 2021 were $6 million in each period. As the geopolitical situation in Eastern Europe continues to intensify, political events and sanctions are continually changing, and we continue to assess the impact that the Russia-Ukraine war has had and will have on our businesses. These impacts may include but are not limited to: (i) interruptions or stoppage of production, (ii) damage or loss of inventories, (iii) supply-chain and product distribution disruptions in Eastern Europe, (iv) volatility in commodity prices and currencies, (v) disruption in banking systems and capital markets, (vi) reductions in sales and earnings of business in affected areas, (vii) increased costs and (viii) cyberattacks.
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

Impacts of COVID-19 Pandemic
The unprecedented nature of the COVID-19 pandemic has had, and continues to have, an adverse impact on the global economy. The COVID-19 pandemic and the reactions of governments, private sector participants and the public in an effort to contain the spread of the COVID-19 virus and/or address its impacts have had significant direct and indirect effects on businesses and commerce. This includes, but is not limited to, disruption to supply chains, employee base and transactional activity, facilities closures and production suspensions. Our revenues were most negatively impacted during our second quarter of 2020 by certain social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to our third quarter of 2020. After the launch of effective vaccines in December 2020, infection rates began to decline, signaling the beginning of a recovery from the COVID-19 pandemic.
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
The outbreak of the omicron variant in China in 2022 resulted in government enforced lockdowns and other social restrictions, which impacted our ability to conduct business as usual in certain regions in China, particularly Shanghai. The lockdowns in China have impacted the demand for certain products, particularly our consumer, vision care and Solta products, as shelter in place orders limit the demand and need for the use of contact lenses and related products as well as for aesthetic medical treatments. Our revenues in China for the nine months ended September 30, 2022 and 2021 were $293 million and $350 million, respectively, a decrease of $57 million and, in part, reflects the impact of the surge of the omicron variant in China. Additionally, government enforced lockdowns have caused certain businesses to suspend operations, creating distribution and other logistic issues for the distribution of our products and the sourcing for a limited number of raw materials. Through the date of this filing, we have dealt with these issues in China with only a minimal impact on our manufacturing and distribution processes. However, as the impacts of global reaction to the COVID-19 pandemic remains a fluid situation, we continue to monitor the impacts on our businesses of the COVID-19 virus and variant and subvariant strains thereof in order to timely address new issues if and when they arise.
For a further discussion of these and other COVID-19 related risks, see Item 1A. “Risk Factors — Risk Relating to COVID-19” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022.
Inflation Reduction Act
On August 16, 2022, President Biden signed the Inflation Reduction Act into law, which includes implementation of a new alternative minimum tax, an excise tax on stock buybacks and significant tax incentives for energy and climate initiatives, among other provisions. The corporate alternative minimum tax (“CAMT”) imposes a minimum tax on the adjusted financial statement income (“AFSI”) for “applicable corporations” with average annual AFSI over a three-year period in excess of $1 billion. A corporation that is a member of a foreign-parented multinational group, as defined, must include the AFSI (with certain modifications) of all members of the group in applying the $1 billion test, but would only be subject to CAMT if the three-year average AFSI of its U.S. members, US trades or business of foreign group members that are not subsidiaries of U.S. members, and foreign subsidiaries of U.S. members exceeds $100 million. We currently do not believe this will have a significant impact on our tax results, but will continue to evaluate the law and its provisions.
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
Xifaxan® 550mg Patent Litigation (Norwich) - On March 26, 2020, the Company and its licensor, Alfasigma, filed suit against Norwich Pharmaceuticals Inc. (“Norwich”), alleging infringement by Norwich of one or more claims of the 23 Xifaxan® patents by Norwich’s filing of its ANDA for Xifaxan® (rifaximin) 550 mg tablets. On November 13, 2020, an additional three patents alleged to be infringed by Norwich were added to the suit. Xifaxan® 550mg is protected by 26 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. Trial in this matter was held in March 2022. The court issued a final judgment on August 10, 2022 finding that the U.S. Patents protecting the use of Xifaxan® (rifaximin) 550 mg tablets for the reduction in risk of hepatic encephalopathy (“HE”) recurrence valid and infringed and the U.S. Patents protecting the composition, and use of Xifaxan® for treating IBS-D invalid (the “Norwich Legal Decision”). The Company appealed the Norwich Legal Decision to the U.S. Court of Appeals for the Federal Circuit on August 16, 2022. The Company remains confident in the strength of the Xifaxan® patents and intends to vigorously defend its intellectual property.
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
Regulatory Matters
In the normal course of business, our products, devices and facilities are the subject of ongoing oversight and review by regulatory and governmental agencies, including general, for cause and pre-approval inspections by the relevant competent authorities where we have business operations. In August 2022, we received a non-compliant rating from Health Canada related to our pharmaceutical manufacturing facility in Laval, Quebec. This rating was received without any restrictive conditions on plant operations so the production of important treatments for Canadians and for export continues without interruption.
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

FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides selected unaudited financial information for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	Change	2022	2021	Change
Revenues	$2,046	$2,111	$(65)	$5,931	$6,238	$(307)
Operating income	$244	$574	$(330)	$690	$83	$607
Income (loss) before income taxes	$439	$216	$223	$228	$(1,045)	$1,273
Net income (loss) attributable to Bausch Health Companies Inc.	$399	$188	$211	$185	$(1,017)	$1,202
Basic	$1.10	$0.52	$0.58	$0.51	$(2.84)	$3.35
Diluted	$1.10	$0.52	$0.58	$0.51	$(2.84)	$3.35
Financial Performance
Summary of the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Revenues for the three months ended September 30, 2022 and 2021 were $2,046 million and $2,111 million, respectively, a decrease of $65 million, or 3%. The decrease was primarily due to: (i) the unfavorable impact of foreign currencies, primarily in Europe and Asia, (ii) the impact of our divestiture related to Amoun on July 26, 2021, (iii) a decline in revenues in our Diversified Products segment partially offset by: (a) growth in revenue in Salix segment driven by improved net pricing and (b) an increase in net volumes and net pricing in our Bausch + Lomb and International segments.
Operating income for the three months ended September 30, 2022 and 2021 was $244 million and $574 million, respectively, a decrease in our operating results of $330 million and reflects, among other factors:
•a decrease in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $66 million primarily due to: (i) the decrease in revenues as previously discussed and (ii) higher manufacturing variances, driven by inflationary pressures related to certain manufacturing costs;
•an increase in selling, general and administrative (“SG&A”) of $8 million primarily attributable to higher selling expenses related to freight and administrative expenses partially offset by the favorable impact of foreign currencies;
•an increase in R&D expenses of $12 million primarily attributable to lower R&D spend in 2021, as certain R&D activities and clinical trials which were suspended in response to the COVID-19 pandemic in 2020 and did not normalize until later in 2021;
•a decrease in Amortization of intangible assets of $48 million primarily attributable to fully amortized intangible assets no longer being amortized in 2022;
•an increase in Goodwill impairments of $119 million as during the three months ended September 30, 2022, we recognized a $119 million impairment to the goodwill of the Ortho Dermatologics reporting unit;
•a decrease in Asset impairments, including loss on assets held for sale of $17 million primarily attributable to higher impairments to certain products during the three months September 30, 2021; and
•an unfavorable change in Other expense (income), net of $187 million, primarily attributable to higher adjustments related to the insurance recoveries related to certain litigation matters partially offset by the loss on the completion of the Amoun sale during the three months ended September 30, 2021.
Operating income for the three months ended September 30, 2022 and 2021 was $244 million and $574 million, and included non-cash charges for Depreciation and amortization of intangible assets of $335 million and $382 million, Goodwill impairments of $119 million and $0, Asset impairments, including loss on assets held for sale, of $1 million and $18 million and Share-based compensation of $33 million and $33 million, respectively.
Income before income taxes for the three months ended September 30, 2022 and 2021 was $439 million and $216 million, respectively, an increase of $223 million. The increase in our Income before income taxes is primarily attributable to the favorable change in Gain (loss) on extinguishment of debt of $582 million driven by the impact of the

Exchange Offer partially offset by: (i) the decrease in our operating results of $330 million, as previously discussed, and (ii) an increase in Interest expense of $34 million.
Net income attributable to Bausch Health for the three months ended September 30, 2022 and 2021 was $399 million and $188 million, respectively, an increase in our results of $211 million. The increase in our results was primarily due to the increase in our Income before income taxes of $223 million, as previously discussed, partially offset by an unfavorable change in income taxes of $11 million.
Summary of the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Revenues for the nine months ended September 30, 2022 and 2021 were $5,931 million and $6,238 million, respectively, a decrease of $307 million, or 5%. The decrease was primarily due to: (i) the unfavorable impact of foreign currencies, (ii) the impact of our divestiture of Amoun on July 26, 2021 and (iii) a decrease in volumes primarily attributable to our Diversified Products and Salix segments partially offset by an increase in volumes in our Bausch + Lomb and International segments. These decreases were partially offset by an increase in net realized pricing, primarily in our Salix, Bausch + Lomb and International segments.
Operating income for the nine months ended September 30, 2022 and 2021 was $690 million and $83 million, respectively, an increase in our operating results of $607 million and reflects, among other factors:
•a decrease in contribution of $245 million primarily due to: (i) the decrease in revenues as previously discussed and (ii) higher manufacturing variances, driven by inflationary pressures related to certain manufacturing costs;
•an increase in SG&A of $15 million primarily attributable to: (i) higher advertising and promotion expenses, (ii) higher freight and administrative expenses and (iii) higher compensation expenses partially offset by: (i) the favorable impact of foreign currencies and (ii) the impact of our divestiture of Amoun on July 26, 2021;
•an increase in R&D of $39 million primarily attributable to lower R&D spend in 2021, as certain R&D activities and clinical trials which were suspended in response to the COVID-19 pandemic in 2020 and did not normalize until later in 2021;
•a decrease in Amortization of intangible assets of $153 million primarily attributable to fully amortized intangible assets no longer being amortized in 2022;
•a decrease in Goodwill impairments of $267 million as we recognized impairments associated with our Ortho Dermatologics reporting unit of $202 million and $469 million for the nine months ended September 30, 2022 and 2021, respectively;
•a decrease in Asset impairments, including loss on assets held for sale of $198 million, primarily attributable to adjustments to the loss on assets held for sale in connection with the Amoun Sale during 2021;
•an increase in Restructuring, integration, separation and IPO costs of $29 million primarily attributable to an increase in separation costs and IPO costs associated with the B+L Separation, the B+L IPO completed on May 10, 2022 and the Solta IPO which was suspended in June 2022; and
•a favorable change in Other expense (income), net of $323 million primarily attributable to: (i) to higher adjustments related to the settlements of certain litigation matters during the nine months ended September 30, 2021 and (ii) the loss on the completion of the Amoun Sale during the three months ended September 30, 2021, partially offset by insurance recoveries related to certain litigation matters during the three months ended September 30, 2021.
Operating income for the nine months ended September 30, 2022 and 2021 was $690 million and $83 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $1,034 million and $1,189 million, Asset impairments, including loss on assets held for sale of $15 million and $213 million, Goodwill impairments of $202 million and $469 million and Share-based compensation of $91 million and $95 million, respectively.
Income before income taxes for the nine months ended September 30, 2022 was $228 million as compared to Loss before income taxes of $1,045 million for the nine months ended September 30, 2021, an increase in our results of $1,273 million. The increase in our results is primarily attributable to: (i) the favorable change in Gain (loss) on extinguishment of debt of $745 million primarily driven by the Exchange Offer and (ii) the increase in our operating results of $607 million, as previously discussed, partially offset by: (i) an increase in Interest expense of $74 million and (ii) the unfavorable net change in Foreign exchange and other of $7 million.
Net income attributable to Bausch Health for the nine months ended September 30, 2022 was $185 million as compared to Net loss attributable to Bausch Health of $1,017 million for the nine months ended September 30, 2021, an increase in our results of $1,202 million. The increase in our results was primarily due to the increase in our Income before income taxes of $1,273 million, as previously discussed, partially offset by the unfavorable change in our provision for income taxes of $66 million.
RESULTS OF OPERATIONS
Our unaudited operating results for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Revenues
Product sales	$2,026	$2,088	$(62)	$5,871	$6,167	$(296)
Other revenues	20	23	(3)	60	71	(11)
	2,046	2,111	(65)	5,931	6,238	(307)
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	578	574	4	1,691	1,742	(51)
Cost of other revenues	6	8	(2)	21	26	(5)
Selling, general and administrative	661	653	8	1,959	1,944	15
Research and development	133	121	12	387	348	39
Amortization of intangible assets	290	338	(48)	902	1,055	(153)
Goodwill impairments	119	—	119	202	469	(267)
Asset impairments, including loss on assets held for sale	1	18	(17)	15	213	(198)
Restructuring, integration, separation and IPO costs	10	8	2	58	29	29
Other expense, net	4	(183)	187	6	329	(323)
	1,802	1,537	265	5,241	6,155	(914)
Operating income	244	574	(330)	690	83	607
Interest income	3	2	1	8	6	2
Interest expense	(385)	(351)	(34)	(1,157)	(1,083)	(74)
Gain (loss) on extinguishment of debt	570	(12)	582	683	(62)	745
Foreign exchange and other	7	3	4	4	11	(7)
Income (loss) before income taxes	439	216	223	228	(1,045)	1,273
(Provision for) benefit from income taxes	(36)	(25)	(11)	(30)	36	(66)
Net income (loss)	403	191	212	198	(1,009)	1,207
Net income attributable to noncontrolling interest	(4)	(3)	(1)	(13)	(8)	(5)
Net income (loss) attributable to Bausch Health Companies Inc.	$399	$188	$211	$185	$(1,017)	$1,202
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Revenues
The Company’s revenues are primarily generated from product sales, principally in the therapeutic areas of GI, dermatology and eye health, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetic medical devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication.
Our revenues were $2,046 million and $2,111 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $65 million, or 3%. The decrease was due to: (i) the unfavorable impact of foreign currencies of $82 million, primarily in Europe and Asia, (ii) the impact of divestitures and discontinuations of $26 million, primarily attributable to our divestiture of Amoun on July 26, 2021 and (iii) a decrease in volumes of $5 million primarily due to decreases in our Diversified Products and Salix segments, partially offset by increases in volumes in our Bausch + Lomb and International segments. These decreases were partially offset by an increase in net realized pricing of $48 million, primarily in our Salix and Bausch + Lomb segments.
The changes in our segment revenues and segment profits for the three months ended September 30, 2022, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.

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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	2022		2021
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,460	100.0%	$3,437	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	149	4.3%	166	4.8%
Returns	24	0.7%	17	0.5%
Rebates	676	19.5%	615	17.9%
Chargebacks	528	15.3%	494	14.4%
Distribution fees	57	1.6%	57	1.6%
Total provisions	1,434	41.4%	1,349	39.2%
Net product sales	2,026	58.6%	2,088	60.8%
Other revenues	20		23
Revenues	$2,046		$2,111
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 41.4% and 39.2% for the three months ended September 30, 2022 and 2021, respectively, an increase of 2.2 percentage points and includes:
•discounts and allowances as a percentage of gross product sales were lower primarily driven by higher discounts in 2021 for Glumetza® AG partially offset by: (i) higher gross sales for Xifaxan® and (ii) the impact of higher gross product sales and discount rates for certain generics;
•returns were higher, however as a percentage of gross product sales remain below 1% primarily due to the Company’s continued focus on maximizing operational efficiencies and actions to reduce product returns, including, but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving the sales return experience;
•rebates as a percentage of gross product sales were higher primarily due to an increase in gross product sales and higher rebate rates for certain branded products such as Xifaxan®, Jublia®, Trulance® and Aplenzin®, partially offset by lower gross product sales and lower rebate rates for certain branded products such as Retin-A® Microsphere .06% and Retin-A® Microsphere .08% and Diastat® due to lower gross sales;

•chargebacks as a percentage of gross product sales were higher primarily due to higher gross product sales and chargeback rates for certain branded products such as Glumetza® SLX and certain generic products such as Ofloxacin, Dorzolamide and Nifediac due to increased gross product sales and higher chargeback rates as a result of the impact of increased generic competition on pricing. These increases were partially offset by: (i) lower gross sales of certain generic products such as Apriso® AG and (ii) lower gross product sales and lower chargeback rates for certain branded products such as Xifaxan 200® and our neurology products Mysoline® and Atavin®; and
•distribution service fees as a percentage of gross product sales were unchanged. Price appreciation credits are offset against distribution service fees when due to wholesalers. There were no price appreciation credits for the three months ended September 30, 2022 and 2021.
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
Cost of goods sold was $578 million and $574 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $4 million, or 1%. The increase was primarily driven by: (i) the impact of the divestiture of Amoun on July 26, 2021, (ii) the decrease in volumes previously discussed and (iii) the favorable impact of foreign currencies. These increases were partially offset by higher manufacturing variances, driven by inflationary pressures related to certain manufacturing costs.
Cost of goods sold as a percentage of product sales revenue were 28.5% and 27.5% for the three months ended September 30, 2022 and 2021, respectively, an increase of 1.0 percentage points. Cost of goods sold as a percentage of product sales revenue was unfavorably impacted by higher manufacturing variances as previously discussed, partially offset by the increase in net realized pricing, as previously discussed.
Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs. The Company has also incurred, and expects to continue to incur with respect to the B+L Separation, separation-related and IPO-related costs which are incremental costs indirectly related to the B+L Separation and the suspended Solta IPO including, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification.
SG&A expenses were $661 million and $653 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $8 million, or 1%. The increase was primarily attributable to higher selling expenses related to freight and administrative expenses partially offset by the favorable impact of foreign currencies
Research and Development Expenses
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
R&D expenses were $133 million and $121 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $12 million, or 10%. R&D expenses as a percentage of Product sales were approximately 7% and 6% for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily attributable to: (i) lower R&D spend in 2021, as certain R&D activities and clinical trials which were suspended in response to the COVID-19 pandemic in 2020 and did not normalize until later in 2021, as discussed below, and (ii) higher spend on certain Solta and Bausch + Lomb projects.
In 2020, due to the COVID-19 pandemic, certain of our R&D activities were limited and others, including new patient enrollments in clinical trials, were temporarily paused, as most trial sites were not able to accept new patients due to government-mandated shutdowns. During our third quarter of 2020, many of these trial sites began to reopen. During 2021, the pace of new patient enrollments and the increase in these activities and related R&D spend gradually increased until they approached a normalized spend rate toward the end of 2021. As of the date of this filing, we have not had to make material changes to our development timelines and the pause in our clinical trials has not had a material impact on our operating results; however, a resurgence of COVID-19 could result in unanticipated delays in our ability to conduct new patient enrollments and create other delays which could have a significant adverse effect on our future operating results.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $290 million and $338 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $48 million. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2022.
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
Goodwill impairments were $119 million and $0 for the three months ended September 30, 2022 and 2021, respectively, an increase of $119 million.
Ortho Dermatologics
During the third quarter of 2022, we continued to monitor the market conditions impacting the Ortho Dermatologics reporting unit. As a result of an impairment to the goodwill of the Ortho Dermatologics reporting unit recognized in second quarter of 2022, the reporting unit had no headroom as calculated on June 30, 2022. We considered the increases in interest rates, higher than expected inflation in the U.S. and other macroeconomic factors which would impact the key assumptions used to value the Ortho Dermatologics reporting unit at June 30, 2022 (the last time goodwill of the Ortho Dermatologics reporting unit was tested). We believed these facts and circumstances suggest the fair value of the Ortho Dermatologics reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the third quarter of 2022 which reflect current market conditions and current trends in business performance. The Company updated revenue assumptions for a certain product and other products reaching LOE and updated its assumptions regarding selling, advertising and promotion investments. The Company also increased the discount rate used in the valuation of the reporting unit from 10.0% utilized in the June 30, 2022 testing to 10.5% utilized in the September 30, 2022 testing which reflects the increases in market interest rates. The Company has not changed its long-term growth rate assumption of 1%. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at September 30, 2022, and we recognized a goodwill impairment of $119 million.
Salix
On August 10, 2022, the Norwich Legal Decision was issued, that held, among other matters, that certain U.S. Patents protecting the composition and use of Xifaxan® for treating IBS-D were invalid. On August 16, 2022, the Company appealed this decision and intends to vigorously defend its Xifaxan® intellectual property. See “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS” for details of this litigation matter and the Company’s response.

Xifaxan® revenues were $1,216 million and $1,194 million for the nine months ended September 30, 2022 and 2021, respectively, representing approximately 80% of the revenues of the Salix reporting unit. The ultimate outcome of the Norwich Legal Decision and other potential future related developments, including a competitor’s ability to launch a successful generic version to Xifaxan®, could impact the timing and extent of future revenues and cash flows associated with Xifaxan®. As such, the Company believes that the uncertainty of the possible outcomes of the Norwich Legal Decision and the potential impact on Xifaxan® revenues are indicators that the Salix reporting unit’s fair value could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The Company performed its quantitative fair value test using a probability-weighted discounted cash flow analysis, with a base case representing the Company’s most recent cash flow projections as revised in the third quarter of 2022, as well as different scenarios representing a range of different outcomes which address, among other things, the range of possible outcomes of the Norwich Legal Decision and the timing of when a competitor or competitors could be able to successfully launch a generic version of Xifaxan®, if they are able to launch one at all. The forecasted cash flows under each set of outcomes were discounted utilizing a long-term growth rate of 2.5% and discount rates of 9.75% and 10.00%. The Company assigned a probability weighting to each scenario reflecting its best estimate of likelihood of the outcome resulting in each scenario, and calculated a weighted average of the valuations derived from the discounted cash flows under each scenario using this probability weighting.
As of September 30, 2022, the carrying value of the Salix reporting unit was less than its fair value as determined by the Company’s probability-weighted discount valuation model and therefore no impairment was recorded as of September 30, 2022. However, as the Company’s probability-weighted discount valuation includes scenarios under which the Company does not retain market exclusivity for Xifaxan® through January 2028, these probability-weighted fair values of the Salix reporting unit exceeded its carrying value by less than 5%.
It is possible that the Norwich Legal Decision and other potential future developments may adversely impact the estimated fair value of the Salix segment in one or more future periods. Any such impairment could be material to the Company’s results of operations in the period in which it were to occur.
Other Reporting Units
No other events occurred or circumstances changed during the three months ended September 30, 2022 that would indicate that the fair value of any reporting unit, other than the Ortho Dermatologics and Salix reporting units, might be below its carrying value.
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
Asset impairments, including loss on assets held for sale were $1 million and $18 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $17 million. Asset impairments, including loss on assets held for sale for the three months ended September 30, 2022 of $1 million was related to the discontinuance of a specific product.
Asset impairments, including loss on assets held for sale for the three months ended September 30, 2021 of $18 million include: (i) impairments of $9 million due to decreases in forecasted sales of a certain product line in our Diversified Products segment and (ii) impairments of $9 million, in aggregate, related to the discontinuance of certain product lines.
Xifaxan® intangible assets included in the unaudited Consolidated Balance Sheets have a carrying value of $2,828 million and an estimated remaining useful life of 63 months as of September 30, 2022. The Company determined that the Norwich Legal Decision constituted an event requiring assessment of the Xifaxan® intangible assets for potential impairment. The Company performed this assessment using the same probability-weighted undiscounted cash flow analysis it used in assessing the goodwill of the Salix reporting unit for impairment discussed above. This assessment resulted in no impairment of the carrying value of the Xifaxan® intangible assets as of September 30, 2022. The Company also determined that no change to the remaining useful lives of its Xifaxan® intangible assets was required as of September 30, 2022.
It is possible that the Norwich Legal Decision and other potential future related developments: (i) may adversely impact the estimated future cash flows associated with these products, which could result in an impairment of the value of these intangible assets in one or more future periods and (ii) may result in shortened useful lives of the Xifaxan® intangible assets, which would increase amortization expense in future periods.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, Integration, Separation and IPO Costs
Restructuring, integration, separation and IPO costs were $10 million and $8 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $2 million.
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
Restructuring and integration costs were $3 million for the three months ended September 30, 2022 and 2021, in each period. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation and IPO Costs
The Company has incurred, and expects to continue to incur costs associated with activities relating to the B+L Separation. The Company also incurred costs associated with activities relating to the Solta IPO, which was suspended in June 2022. These B+L Separation and Solta IPO activities include: (i) separating the Bausch + Lomb and Solta Medical businesses from the remainder of the Company, (ii) completing the B+L IPO and preparing for the suspended Solta IPO and (iii) the actions necessary for Bausch + Lomb to become an independent publicly traded entity. Separation and IPO costs are incremental costs directly related to the ongoing B+L Separation and the suspended Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for the Bausch + Lomb and Solta Medical entities. Separation and IPO costs were $7 million and $5 million for the three months ended September 30, 2022 and 2021, respectively. The extent and timing of future charges of these costs to complete the B+L Separation cannot be reasonably estimated at this time and could be material.
See Note 5, “RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS” to our unaudited interim Consolidated Financial Statements for further details regarding these actions.
Other expense, net
Other expense, net for the three months ended September 30, 2022 and 2021 consists of the following:

	Three Months Ended September 30,
(in millions)	2022	2021
Litigation and other matters	$—	$(212)
Acquisition-related contingent consideration	4	8
(Gain) loss on sale of assets, net	—	21
	$4	$(183)
Litigation and other matters for the three months ended September 30, 2021, included insurance recoveries of $213 million related to a certain litigation. Loss on sale of assets for the three months ended September 30, 2021, included a loss of $26 million upon completion of the Amoun Sale as discussed in Note 4, “LICENSING AGREEMENTS AND DIVESTITURE” to our unaudited interim Consolidated Financial Statements.

Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt premiums, discounts and deferred issuance costs on indebtedness under our credit facilities and notes and, during 2021, the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company’s cross-currency swaps. In November 2021, we entered into a transaction to unwind our cross-currency swaps. In July 2022, Bausch +Lomb entered into new cross-currency swaps with aggregate notional amounts of $1,000 million.
Interest expense was $385 million and $351 million, and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $22 million and $17 million, for the three months ended September 30, 2022 and 2021, respectively. Interest expense for the three months ended September 30, 2022 increased $34 million, or 10%, as compared to the three months ended September 30, 2021, primarily attributable to the higher interest rates partially offset by the impact of lower outstanding debt balances. The weighted average stated rate of interest as of September 30, 2022 and 2021 was 7.24% and 5.91%, respectively. The increase in the weighted average stated rate of interest of 133 bps is primarily attributable to the New Secured Notes. Due to the accounting treatment for the New Secured Notes, interest expense in the Company’s financial statements in future periods will not be representative of the weighted average stated rate of interest.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements and the section titled “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” for further details.
Gain (Loss) on Extinguishment of Debt
Gain (loss) on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. The gain on extinguishment of debt was $570 million for the three months ended September 30, 2022 was attributable to the Exchange Offer, as compared to a loss on extinguishment of debt of $12 million for the three months ended September 30, 2021. The Exchange Offer is discussed in further detail under “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” below.
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
The loss on extinguishment of debt of $12 million for the three months ended September 30, 2021 is primarily associated with debt repayments made during the three months ended September 30, 2021 and represents the differences between the amounts paid to settle the extinguished debt and its carrying value.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other primarily includes: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts. Foreign exchange and other was a gain of $7 million and $3 million for the three months ended September 30, 2022 and 2021, respectively, a favorable net change of $4 million.
Income Taxes
Provision for income taxes was $36 million and $25 million for the three months ended September 30, 2022 and 2021, respectively, a unfavorable change of $11 million.
Our effective income tax rate for the three months ended September 30, 2022 differs from the statutory Canadian income tax rate primarily due to: (i) the tax provision generated from our annualized mix of earnings by jurisdiction, (ii) the recording of valuation allowance on entities for which no tax benefit of losses is expected and (iii) the discrete treatment of certain tax matters, primarily related to: (a) changes in uncertain tax positions, (b) adjustments for book to income tax return provisions and (c) changes to the tax deduction for stock compensation.
Our effective income tax rate for the three months ended September 30, 2021 differs from the statutory Canadian income tax rate primarily due to: (i) the tax benefit generated from our annualized mix of earnings by jurisdiction, (ii) the recording of valuation allowance on entities for which no tax benefit of losses is expected and (iii) the discrete treatment of certain tax matters, primarily related to: (a) changes in uncertain tax positions, (b) adjustments for book to income tax return provisions and (c) tax deduction for stock compensation.
See Note 16, “INCOME TAXES” to our unaudited interim Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represented approximately 80% of the Salix segment’s revenues for the three and nine months ended September 30, 2022, in each period.
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
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended September 30, 2022 and 2021. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022		2021		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$544	27%	$527	24%	$17	3%
International	250	12%	271	13%	(21)	(8)%
Solta Medical	72	4%	74	4%	(2)	(3)%
Diversified Products	238	12%	290	14%	(52)	(18)%
Bausch + Lomb	942	45%	949	45%	(7)	(1)%
Total revenues	$2,046	100%	$2,111	100%	$(65)	(3)%

Segment Profits / Segment Profit Margins
Salix	$391	72%	$377	72%	$14	4%
International	85	34%	92	34%	(7)	(8)%
Solta Medical	33	46%	40	54%	(7)	(18)%
Diversified Products	151	63%	185	64%	(34)	(18)%
Bausch + Lomb	226	24%	247	26%	(21)	(9)%
Total segment profits	$886	43%	$941	45%	$(55)	(6)%
Organic Revenues and Organic Growth Rates (non-GAAP)

Organic revenue and organic revenue change are non-GAAP measures. Non-GAAP measures are not standardized measures under the financial reporting framework used to prepare the Company’s financial statements and might not be comparable to similar financial measures disclosed by other issuers.
Organic revenue (non-GAAP) and change in organic revenue (non-GAAP), are defined as GAAP Revenue and change in GAAP revenue (the most directly comparable GAAP financial measures), adjusted for changes in foreign currency exchange rates (if applicable) and excluding the impact of recent acquisitions, divestitures and discontinuations, as defined below. Organic revenue (non-GAAP) is impacted by changes in product volumes and price. The price component is made up of two key drivers: (i) changes in product gross selling price and (ii) changes in sales deductions. The Company uses organic revenue (non-GAAP) and change in organic revenue (non-GAAP) to assess performance of its reportable segments, and the Company in total. The Company believes that providing these measures is useful to investors as they provide a supplemental period-to-period comparison.
The adjustments to GAAP Revenue and changes in GAAP revenue to determine organic revenue (non-GAAP) and changes in organic revenue (non-GAAP) are as follows:
Foreign currency exchange rates: Although changes in foreign currency exchange rates are part of our business, they are not within management’s control. Changes in foreign currency exchange rates, however, can mask positive or negative trends in the business. The impact of changes in foreign currency exchange rates is determined as the difference in the current period reported revenues at their current period currency exchange rates and the current period reported revenues revalued using the monthly average currency exchange rates during the comparable prior period.
Acquisitions, divestitures and discontinuations: In order to present period-over-period organic revenue (non-GAAP) growth/change on a comparable basis, revenues associated with acquisitions, divestitures and discontinuations are adjusted to include only revenues from those businesses and assets owned during both periods. Accordingly, organic revenue and organic growth/change exclude from the current period, revenues attributable to each acquisition for twelve months subsequent to the day of acquisition, as there are no revenues from those businesses and assets included in the comparable prior period. Organic revenue and change in organic revenue exclude from the prior period, all revenues attributable to each divestiture and discontinuance during the twelve months prior to the day of divestiture or discontinuance, as there are no revenues from those businesses and assets included in the comparable current period. There were no acquisitions during the twelve month period ended September 30, 2022.
The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for the three months ended September 30, 2022 and 2021 by segment.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Salix	$544	$—	$544	$527	$—	$527	$17	3%
International	250	22	272	271	(23)	248	24	10%
Solta Medical	72	5	77	74	—	74	3	4%
Diversified Products	238	—	238	290	(2)	288	(50)	(17)%
Bausch + Lomb	942	55	997	949	(1)	948	49	5%
Total	$2,046	$82	$2,128	$2,111	$(26)	$2,085	$43	2%
Salix Segment:
Salix Segment Revenue
The Salix segment includes our Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 80% of the Salix segment revenues for the three months ended September 30, 2022 and 2021, in each period. No other single product group represents 10% or more of the Salix segment product sales. Salix segment revenue for the three months ended September 30, 2022 and 2021 was $544 million and $527 million, respectively, an increase of $17 million, or 3%. The increase is primarily driven by an increase in net realized pricing of $29 million, primarily driven by Xifaxan®, partially offset by a decrease in volumes of $12 million primarily attributable to unfavorable inventory balancing of Xifaxan® by certain wholesalers.
Salix Segment Profit
The Salix segment profit for the three months ended September 30, 2022 and 2021 was $391 million and $377 million, respectively, an increase of $14 million, or 4%. The increase was primarily driven by an increase in contribution primarily attributable to the increase in revenues, as previously discussed.

International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $250 million and $271 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $21 million, or 8%. The decrease was primarily attributable to: (i) the impact of divestitures and discontinuations of $23 million, primarily attributable to our divestiture of Amoun on July 26, 2021 and (ii) the unfavorable impact of foreign currencies of $22 million, primarily in Europe. These decreases were partially offset by increases in: (i) volumes of $16 million and (ii) net realized pricing of $8 million.
International Segment Profit
The International segment profit for the three months ended September 30, 2022 and 2021 was $85 million and $92 million, respectively, a decrease of $7 million, or 8%. The decrease was primarily attributable to: (i) our divestiture of Amoun on July 26, 2021 and (ii) lower contribution primarily attributable to the unfavorable impact of foreign currencies and by higher manufacturing variances, driven by inflationary pressures related to certain manufacturing costs.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for approximately 81% of the Solta segment revenues for the three months ended September 30, 2022. No other single product group represents 10% or more of the Solta segment revenues. The Solta Medical segment revenue for the three months ended September 30, 2022 and 2021 was $72 million and $74 million, respectively, a decrease of $2 million, or 3%. The decrease was primarily attributable to the unfavorable impact of foreign currencies of $5 million partially offset by an increase in net realized pricing of $3 million.
Solta Medical Segment Profit
The Solta Medical segment profit for the three months ended September 30, 2022 and 2021 was $33 million and $40 million, respectively, a decrease of $7 million, or 18%. The decrease was attributable to: (i) the decrease in contribution primarily driven by higher manufacturing variances, driven by inflationary pressures related to certain manufacturing costs, (ii) an increase in R&D and (iii) the unfavorable impact of foreign currencies.
Diversified Products Segment:
Diversified Products Segment Revenue
The Diversified Products segment revenue for the three months ended September 30, 2022 and 2021 was $238 million and $290 million, respectively, a decrease of $52 million, or 18%. The decrease was primarily driven by: (i) a decrease in volume of $34 million, primarily attributable to our Neurology and Generics businesses and (ii) a decrease in net realized pricing of $16 million, primarily in our Generics business.
Diversified Products Segment Profit
The Diversified Products segment profit for the three months ended September 30, 2022 and 2021 was $151 million and $185 million, respectively, a decrease of $34 million, or 18%. The decrease was primarily driven by the decrease in contribution attributable to the net decrease in revenues, as previously discussed, partially offset by lower general and administrative expenses.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment has a diversified product line with no single product group representing 10% or more of its product sales. The Bausch + Lomb segment revenue was $942 million and $949 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $7 million, or 1%. The decrease was attributable to (i) the unfavorable impact of foreign currencies across the Bausch + Lomb international businesses of $55 million primarily in Europe and Asia and (ii) the impact of divestitures and discontinuations of $1 million, related to the discontinuation of certain products. These decreases were partially offset by increases in: (i) volumes of $25 million and (ii) net realized pricing of $24 million primarily within the Vision Care business. The increase in volume was due to: (i) new launches within the international contact lens business, (ii) increased demand of consumables and IOLs within the Surgical business and (iii) increased demand and new launches within the Ophthalmic Pharmaceuticals business.
Bausch + Lomb Segment Profit

The Bausch + Lomb segment profit for the three months ended September 30, 2022 and 2021 was $226 million and $247 million, respectively, a decrease of $21 million, or 9%. The decrease was primarily attributable to: (i) a decrease in contribution primarily driven by: (a) the decrease in revenues as previously discussed and (b) higher manufacturing variances, driven by inflationary pressures and higher manufacturing efficiency ramp-up costs of Daily SiHy lenses and (ii) higher R&D expense.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Revenues
Our revenue was $5,931 million and $6,238 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $307 million, or 5%. The decrease was due to: (i) the unfavorable impact of foreign currencies of $186 million primarily in Europe and Asia, (ii) the impact of divestitures and discontinuations of $172 million, primarily attributable to our divestiture of Amoun on July 26, 2021 and (iii) a decrease in volumes of $79 million primarily in our Diversified, Salix and Solta segments partially offset by an increase in volumes in our Bausch + Lomb and International segments. These decreases were partially offset by an increase in net realized pricing of $130 million.
The changes in our segment revenues and segment profits for the nine months ended September 30, 2022, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022		2021
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$10,015	100.0%	$10,229	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	427	4.3%	472	4.6%
Returns	84	0.8%	94	0.9%
Rebates	1,912	19.1%	1,842	18.0%
Chargebacks	1,556	15.5%	1,487	14.6%
Distribution fees	165	1.6%	167	1.6%
Total provisions	4,144	41.4%	4,062	39.7%
Net product sales	5,871	58.6%	6,167	60.3%
Other revenues	60		71
Revenues	$5,931		$6,238
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 41.4% and 39.7% for the nine months ended September 30, 2022 and 2021, respectively, an increase of 1.7 percentage points and includes:
•discounts and allowances as a percentage of gross product sales were lower primarily due to lower gross product sales for certain generic products, such as Glumetza® AG, Timoptic® AG, Apriso® AG and Migranal® AG;
•returns as a percentage of gross product sales were lower primarily due to: (i) the result of the Company’s improving return experience and (ii) the favorable year over year impact due to the recall of certain Bausch + Lomb consumer products as a result of a quality issue at a third-party supplier during the three months ended June 30, 2021, as discussed below. Over the last several years, the Company has increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including, but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving the sales return experience primarily for certain of our branded products such as Xifaxan®,Trulance® and Relistor®. These factors driving our lower return experience were partially offset by charges in our International segment of approximately $11 million during the three months ended June 30, 2022, to reflect a change in estimated future returns in one market, driven by lower estimated demand following the easing of local COVID-19 lockdown restrictions and a change of distributors;

•rebates as a percentage of gross product sales were higher primarily due the impact of an increase in gross product sales of certain branded products with higher rebate rates, such as Jublia®, Aplenzin®, Arazlo® and Trulance®, partially offset by lower gross product sales and lower rebate rates for certain branded products such as Wellbutrin®, Retin-A® Microsphere .06% and Retin-A® Microsphere .08% and the generic product Glumetza® AG;
•chargebacks as a percentage of gross product sales were higher primarily due to higher chargeback rates for certain products such as Glumetza® SLX, Ofloxacin and Xifaxan®, partially offset by lower chargeback rates and gross product sales for certain generic products such as Glumetza® AG and Targretin® AG and certain branded products such as Mysoline® and Ativan®; and
•distribution service fees as a percentage of gross product sales were unchanged. Price appreciation credits were $0 and $1 million for the nine months ended September 30, 2022 and 2021, respectively.

Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $1,691 million and $1,742 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $51 million, or 3%. The decrease was primarily driven by: (i) the impact of the divestiture of Amoun on July 26, 2021, (ii) the net decrease in volumes, as previously discussed, and (iii) the favorable impact of foreign currencies. These decreases were partially offset by higher manufacturing variances, driven by inflationary pressures related to certain manufacturing costs, partially offset by the impact of manufacturing variances incurred in 2021 related to a quality issue at a third-party supplier, as discussed below.
In 2021, Bausch + Lomb Incorporated (“B&L Inc.”) was notified by a third-party supplier of sterilization services for its lens care solution bottles and caps at its Milan, Italy facility, of inconsistencies in the sterilization data versus certificates of conformance previously submitted to B&L Inc. by that supplier. Based on B&L Inc.’s internal Health and Safety Analysis, it was determined that this issue did not affect the safety or performance of any of its products and was limited to a specific number of lots for certain Consumer products within our Bausch + Lomb segment. However, out of an abundance of caution and working with the appropriate notified body and responsible health authorities, B&L Inc. has contained and/or recalled down to the consumer level the limited number of affected lots of products resulting in $8 million of manufacturing variances and $6 million of returns during the nine months ended September 30, 2021. Further, although B&L Inc.’s Greenville, South Carolina facility increased production to support some of the demand in the near term, due to the limited availability of qualified materials, production at the Milan facility could not keep up with demand which negatively impacted sales for the affected products in this region during the nine months ended September 30, 2021. During the third quarter of 2021, B&L Inc. had removed this supplier from its Approved Supplier List and qualified another sterilization supplier, who, along with an existing secondary supplier, will provide bottle sterilization, thereby allowing the Milan facility to return to full production capacity.
Cost of goods sold as a percentage of product sales revenue was 28.8% and 28.2% for the nine months ended September 30, 2022 and 2021, respectively, an increase of 0.6 percentage points. Costs of goods sold as a percentage of Product sales revenue was unfavorably impacted by higher manufacturing variances as previously discussed, partially offset by the increase in net realized pricing, as previously discussed.
Selling, General and Administrative Expenses
SG&A expenses were $1,959 million and $1,944 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $15 million, or 1%. The increase was primarily attributable to higher selling expenses related to freight and administrative expenses partially offset by: (i) the impact of our divestiture of Amoun on July 26, 2021 and (ii) the favorable impact of foreign currencies.
Research and Development
R&D expenses were $387 million and $348 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $39 million, or 11%. R&D expenses as a percentage of Product sales were approximately 7% and 6% for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to: (i) the result of lower R&D spend in early 2021 as certain R&D activities and clinical trials which were suspended in response to the COVID-19 pandemic in 2020 and did not normalize until later in 2021, as previously discussed, and (ii) higher spend on certain Solta and Bausch + Lomb projects.

Amortization of Intangible Assets
Amortization of intangible assets was $902 million and $1,055 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $153 million, or 15%. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2022.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Consolidated Financial Statements for further details related to our intangible assets.
Goodwill Impairments
Goodwill impairments were $202 million for the nine months ended September 30, 2022, related to our Ortho Dermatologics unit as previously discussed, and for the nine months ended September 30, 2021 were $469 million.
2022
Ortho Dermatologics
During the second quarter of 2022, increases in interest rates and, to a lesser extent, higher than expected inflation in the U.S. and other macroeconomic factors impacted key assumptions used to value the Ortho Dermatologics reporting unit at March 31, 2022 (the last time goodwill of the Ortho Dermatologics reporting unit was tested). Given the limited headroom of the Ortho Dermatologics reporting unit as calculated on March 31, 2022, we believed that these facts and circumstances suggested the fair value of the Ortho Dermatologics reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at June 30, 2022, and we recognized a goodwill impairment of $83 million.
As previously discussed, during the third quarter of 2022 we continued to monitor the market conditions impacting the Ortho Dermatologics reporting unit and determined that facts and circumstances suggest the fair value of the Ortho Dermatologics reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at September 30, 2022, and we recognized a goodwill impairment of $119 million.
Salix
As previously discussed, the ultimate outcome of the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS” for details of this litigation matter and the Company’s response) and other potential future developments, including a competitor’s ability to launch a successful generic version to Xifaxan®, could impact the timing and extent of future revenues and cash flows associated with Xifaxan®. As such, the Company believes that the uncertainty of the possible outcomes of the Norwich Legal Decision and the potential impact on Xifaxan® revenues are indicators that the Salix reporting unit’s fair value could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit. As of September 30, 2022, the carrying value of the Salix reporting unit was less than its fair value as determined by the Company’s probability-weighted discount valuation model and therefore no impairment was recorded. However, as the Company’s probability-weighted discount valuation includes scenarios under which the Company does not retain market exclusivity for Xifaxan® through January 2028, these probability-weighted fair values of the Salix reporting unit exceeded its carrying value by less than 5%.
It is possible that the Norwich Legal Decision and other potential future developments may adversely impact the estimated fair value of the Salix segment in one or more future periods. Any such impairment could be material to the Company’s results of operations in the period in which it were to occur.
2021
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
Asset Impairments, Including Loss on Assets Held for Sale
Asset impairments, including loss on assets held for sale were $15 million and $213 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $198 million. Asset impairments, including loss on assets held for sale for the nine months ended September 30, 2022 includes: (i) impairments of $10 million, in aggregate, due to decreases in forecasted sales of certain product lines and (ii) impairments of $5 million, in aggregate, related to the discontinuance of certain product lines. Asset impairments, including loss on assets held for sale for the nine months ended September 30, 2021 include: (i) impairments of $105 million, in aggregate, due to decreases in forecasted sales of certain product lines, (ii) adjustments of $88 million to the loss on assets held for sale in connection with the Amoun Sale and (iii) impairments of $20 million, in aggregate, related to the discontinuance of certain product lines.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, Integration, Separation and IPO Costs
Restructuring, integration, separation and IPO costs were $58 million and $29 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $29 million.
Restructuring and Integration Costs
Restructuring and integration costs were $28 million and $9 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $19 million. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation and IPO Costs
Separation and IPO costs were $30 million and $20 million for the nine months ended September 30, 2022 and 2021, respectively. The extent and timing of future charges of these costs to complete the B+L Separation cannot be reasonably estimated at this time and could be material.
See Note 5, “RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS” to our unaudited interim Consolidated Financial Statements for further details regarding these actions.
Other Expense (Income), Net
Other expense (income), net for the nine months ended September 30, 2022 and 2021 consists of the following:

	Nine Months Ended September 30,
(in millions)	2022	2021
Litigation and other matters	$7	$320
Acquisition-related contingent consideration	2	8
Gain on sale of assets, net	(3)	(2)
Acquired in-process research and development costs	1	3
Other, Net	(1)	—
	$6	$329
Litigation and other matters for the nine months ended September 30, 2021, included charges for adjustments related to the Glumetza Antitrust Litigation, partially offset by insurance recoveries of $213 million related to certain litigation matters. See Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Consolidated Financial Statements for further details.

Non-Operating Income and Expense
Interest Expense
Interest expense was $1,157 million and $1,083 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $86 million and $42 million for the nine months ended September 30, 2022 and 2021, respectively. Interest expense increased $74 million, or 7%, primarily due to higher interest rates partially offset by lower outstanding principal balances. The weighted average stated rate of interest as of September 30, 2022 and 2021 was 7.24% and 5.91%, respectively. The increase in the weighted average stated rate of interest of 133 bps is primarily attributable to the New Secured Notes. Due to the accounting treatment for the New Secured Notes, interest expense in the Company’s financial statements in future periods will not be representative of the weighted average stated rate of interest.
Gain (Loss) on Extinguishment of Debt
The gain on extinguishment of debt was $683 million for the nine months ended September 30, 2022 as compared to a loss on extinguishment of debt of $62 million for the nine months ended September 30, 2021.
The gain on extinguishment of debt for the nine months ended September 30, 2022 includes: (i) the gain associated with the Exchange Offer of $570 million and (ii) the gains associated with the early retirement of certain senior unsecured notes of $176 million discussed below, partially offset by $63 million of losses associated with the refinancing and modification to certain debt obligations completed in connection with the B+L IPO, as discussed in further detail below, under “— Liquidity and Capital Resources — Liquidity and Debt” and represents the differences between the amounts paid to settle the extinguished debt and its carrying value.
During June 2022, through a series of transactions we repurchased and retired, outstanding senior unsecured notes with an aggregate par value of $481 million in the open market for approximately $300 million using: (i) the net proceeds from the partial exercise of the over-allotment option in the B+L IPO by the underwriters, after deducting underwriting commissions, (ii) amounts available under our revolving credit facility and (iii) cash on hand. The senior unsecured notes retired had maturities of January 2028 through February 2031 and had a weighted average interest rate of approximately 5.35%. As a result of these transactions, we recognized a gain on the extinguishment of debt of approximately $176 million, net of write offs of debt premiums, discounts and deferred issuance costs, representing the differences between the amounts paid to retire the senior unsecured notes and their carrying value.
The loss on extinguishment of debt of $62 million for the nine months ended September 30, 2021 is primarily associated with refinancing transactions during the nine months ended September 30, 2021 and represents the differences between the amounts paid to settle the extinguished debt and its carrying value.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a gain of $4 million and $11 million for the nine months ended September 30, 2022 and 2021, respectively, an unfavorable net change of $7 million primarily due to: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Income Taxes
Provision for income taxes was $30 million as compared to a Benefit from income taxes of $36 million for the nine months ended September 30, 2022 and 2021, respectively, an unfavorable change of $66 million. Our effective income tax rate for the nine months ended September 30, 2022 differs from the statutory Canadian income tax rate primarily due to: (i) the tax provision generated from our annualized mix of earnings by jurisdiction, (ii) the recording of valuation allowance on entities for which no tax benefit of losses is expected and (iii) the discrete treatment of certain tax matters, primarily related to: (a) a net income tax benefit associated with certain legal settlements, (b) changes in uncertain tax positions, (c) tax provision related to potential and recognized withholding tax on intercompany dividends, (d) adjustments to book to income tax provisions and (e) adjustments to the tax deduction for stock compensation.
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
See Note 16, “INCOME TAXES” to our unaudited interim Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the nine months ended September 30, 2022 and 2021. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022		2021		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$1,509	25%	$1,515	24%	$(6)	< 1%
International	727	12%	890	14%	(163)	(18)%
Solta Medical	201	3%	219	4%	(18)	(8)%
Diversified Products	722	13%	850	14%	(128)	(15)%
Bausch + Lomb	2,772	47%	2,764	44%	8	<1%
Total revenues	$5,931	100%	$6,238	100%	$(307)	(5)%

Segment Profits / Segment Profit Margins
Salix	$1,067	71%	$1,074	71%	$(7)	< 1%
International	242	33%	304	34%	(62)	(20)%
Solta Medical	88	44%	120	55%	(32)	(27)%
Diversified Products	450	62%	547	64%	(97)	(18)%
Bausch + Lomb	640	23%	699	25%	(59)	(8)%
Total segment profits	$2,487	42%	$2,744	44%	$(257)	(9)%
The following table presents organic revenue (non-GAAP) and the year-over-year changes in organic revenue (non-GAAP) for the nine months ended September 30, 2022 and 2021 by segment. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “Reportable Segment Revenues and Profits”.

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Salix	$1,509	$—	$1,509	$1,515	$—	$1,515	$(6)	—%
International	727	49	776	890	(163)	727	49	7%
Solta Medical	201	7	208	219	—	219	(11)	(5)%
Diversified Products	722	—	722	850	(2)	848	(126)	(15)%
Bausch + Lomb	2,772	130	2,902	2,764	(7)	2,757	145	5%
Total	$5,931	$186	$6,117	$6,238	$(172)	$6,066	$51	1%
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 80% of the Salix segment revenues for the nine months ended September 30, 2022 and 2021, in each period. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the nine months ended September 30, 2022 and 2021 was $1,509 million and $1,515 million, respectively, a decrease of $6 million, or < 1%. The decrease was primarily driven by decreases in volume of $85 million, primarily attributable to: (i) unfavorable inventory balancing of Xifaxan® by certain wholesalers and (ii) the impact of generic competition as certain products, such as Apriso® which lost exclusivity, partially offset by an increase in net realized pricing of $79 million, primarily attributable to our Xifaxan® product line.
Salix Segment Profit
The Salix segment profit for the nine months ended September 30, 2022 and 2021 was $1,067 million and $1,074 million, respectively, a decrease of $7 million, or < 1%. The decrease was primarily driven by: (i) a decrease in contribution primarily attributable to the net decrease in revenues, as previously discussed, and (ii) higher selling, advertising and promotion expenses primarily associated with Xifaxan®, partially offset by lower litigation costs.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $727 million and $890 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $163 million, or 18%. The decrease was primarily attributable to: (i) the impact of divestitures and discontinuations of $163 million, primarily attributable to our divestiture of Amoun on July 26, 2021 and (ii) the unfavorable impact of foreign currencies of $49 million, primarily in Europe. These decreases were partially offset by: (i) an increase in net realized pricing of $24 million and (ii) an increase in volumes of $25 million. The increase in volumes is primarily attributable to Europe and was partially offset by charges for approximately $13 million of returns in connection with a change in certain distribution agreements representing a change in estimated future returns in one market, driven by lower estimated demand following the easing of local COVID-19 lockdown restrictions as well as a change of distributors.
International Segment Profit
The International segment profit for the nine months ended September 30, 2022 and 2021 was $242 million and $304 million, respectively, a decrease of $62 million, or 20%. The decrease was primarily driven by the decrease in contribution primarily attributable to: (i) our divestiture of Amoun on July 26, 2021, (ii) the unfavorable impact of foreign currencies and (iii) higher manufacturing variances, driven by inflationary pressures related to certain manufacturing costs.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for approximately 76% of the Solta segment revenues for the nine months ended September 30, 2022. No other single product group represents 10% or more of the Solta segment revenues. The Solta Medical segment revenue for the nine months ended September 30, 2022 and 2021 was $201 million and $219 million, respectively, a decrease of $18 million, or 8%. The decrease was primarily attributable to: (i) a decrease in volumes of $24 million, primarily driven by the impact of the COVID-19 pandemic related shutdowns in China and (ii) the unfavorable impact of foreign currencies of $7 million, partially offset by an increase in net realized pricing of $13 million.
Solta Medical Segment Profit
The Solta Medical segment profit for the nine months ended September 30, 2022 and 2021 was $88 million and $120 million, respectively, a decrease of $32 million, or 27%. The decrease is attributable to lower contribution primarily driven by an increase in R&D and the unfavorable impact of foreign currencies.
Diversified Products Segment:
Diversified Products Segment Revenue
The Diversified Products segment revenue for the nine months ended September 30, 2022 and 2021 was $722 million and $850 million, respectively, a decrease of $128 million, or 15%. The decrease was primarily driven by: (i) a decrease in net realized pricing of $18 million and (ii) a decrease in volumes of $108 million. The decrease in volumes was primarily attributable to our Neurology and Generics businesses, including: (i) decreases in several products attributable to the non-recurring pandemic related government mail order programs in 2021 and (ii) the impacts of more generic competitors.
Diversified Products Segment Profit
The Diversified Products segment profit for the nine months ended September 30, 2022 and 2021 was $450 million and $547 million, respectively, a decrease of $97 million, or 18% and was primarily driven by the decrease in revenues, as previously discussed.

Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $2,772 million and $2,764 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $8 million, or < 1%. The increase was primarily attributable to: (i) an increase in volumes across each of the Bausch + Lomb businesses of $113 million and (ii) an increase in net realized pricing of $32 million. The increase in volumes was primarily driven by: (i) the consumer eye care business, driven by: (a) increased demand for Lumify®, Biotrue® and PreserVision® and (b) the non-recurrence of a third-party supplier quality issue on the prior year revenues of certain consumer eye care products, as previously discussed, (ii) increased demand of consumables and intraocular lenses within the Surgical business and (iii) increased demand and new launches within the Ophthalmic Pharmaceuticals business. These increases in volumes were partially offset by the impact of the COVID-19 pandemic during the first half of the year on the contact lens business in China. The increases in revenue were partially offset by: (i) the unfavorable impact of foreign currencies across all international businesses of $130 million, primarily in Europe and Asia and (ii) the impact of divestitures and discontinuations of $7 million, related to the discontinuation of certain products.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the nine months ended September 30, 2022 and 2021 was $640 million and $699 million, respectively, a decrease of $59 million, or 8%. The decrease was primarily driven by: (i) higher selling expenses, primarily due to freight and (ii) higher manufacturing variances, driven by inflationary pressures and higher manufacturing efficiency ramp-up costs of Daily SiHy lenses and, partially offset by the non-recurrence of prior year charges related to a quality issue at a third-party supplier, as previously discussed. These decreases were partially offset by the increase in revenues, as previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
(in millions)	2022	2021	Change
Net income (loss)	$198	$(1,009)	$1,207
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(1,027)	2,322	(3,349)
Cash (used in) provided by operating activities before changes in operating assets and liabilities	(829)	1,313	(2,142)
Changes in operating assets and liabilities	(374)	89	(463)
Net cash (used in) provided by operating activities	(1,203)	1,402	(2,605)
Net cash (used in) provided by investing activities	(167)	489	(656)
Net cash used in financing activities	(198)	(1,788)	1,590
Effect of exchange rate changes on cash, cash equivalents and other	(54)	(15)	(39)
Net (decrease) increase in cash, cash equivalents, restricted cash and other settlement deposits	(1,622)	88	(1,710)
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	2,119	1,816	303
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$497	$1,904	$(1,407)
Operating Activities
Net cash used in operating activities was $1,203 million for the nine months ended September 30, 2022, as compared to net cash provided by operating activities of $1,402 million for the nine months ended September 30, 2021, a decrease of $2,605 million. The decrease was attributable to: (i) the decrease in Cash provided by operating activities before changes in operating assets and liabilities and (ii) Changes in operating assets and liabilities.
Cash used in operating activities before changes in operating assets and liabilities was $829 million for the nine months ended September 30, 2022 as compared to cash provided by operating activities before changes in operating assets and liabilities of $1,313 million for the nine months ended September 30, 2021, a decrease of $2,142 million. The decrease is primarily attributable to: (i) payments of accrued legal settlements related to the Securities Class Action Settlement, the Glumetza Antitrust Litigation and a RICO class action matter paid during 2022, (ii) changes in business performance, (iii) the impact of our divestiture of Amoun on July 26, 2021 and (iv) an increase in payments for separation-related costs and IPO-related costs in 2022 as compared to 2021.

As of December 31, 2021, Restricted cash and other settlement deposits included $1,210 million of payments into an escrow fund under the terms of Securities Class Action Settlement, which was subject to one objector’s appeal of the final court approval of the agreement. The period to file a petition for an appeal with the U.S. Supreme Court expired on August 10, 2022 and the objector did not file such a petition. The expiration of this deadline means the Securities Class Action Settlement has become “final”, as no more appeals can be filed. As a result, the Company’s rights in the funds previously paid into the escrow account were extinguished in accordance with the terms of the Securities Class Action Settlement.
Changes in operating assets and liabilities resulted in a net decrease in cash of $374 million for the nine months ended September 30, 2022, as compared to a net increase of $89 million for the nine months ended September 30, 2021, a decrease of $463 million. During the nine months ended September 30, 2022, Changes in operating assets and liabilities were negatively impacted by: (i) an increase in inventories of $194 million, (ii) the timing of other payments in the ordinary course of business of $154 million, driven in part by the impact of the interest payments made on September 30, 2022 associated with the notes tendered in the Exchange Offer and (iii) increases in trade receivables of $26 million. During the nine months ended September 30, 2021, Changes in operating assets and liabilities was positively impacted by: (i) the timing of other payments in the ordinary course of business of $314 million and (ii) an increase in accrued interest due to timing of payments of $14 million and was partially offset by: (i) an increase in trade receivables of $177 million and (ii) an increase in inventories of $62 million.
Investing Activities
Net cash used in investing activities was $167 million for the nine months ended September 30, 2022 and was primarily driven by Purchases of property, plant and equipment of $152 million.
Net cash provided by investing activities was $489 million for the nine months ended September 30, 2021 and was primarily driven by partial: (i) Proceeds from sale of assets and businesses, net of costs to sell of $669 million, which was primarily attributable to the Amoun sale and (ii) Interest settlements from cross-currency swaps of $23 million partially offset by Purchases of property, plant and equipment of $191 million.
Financing Activities
Net cash used in financing activities was $198 million for the nine months ended September 30, 2022 and was primarily driven by: (i) the issuance of long-term debt, net of discounts, of $6,481 million related to the February 2027 Secured Notes, 2027 Term Loan B Facility, draws on the 2027 Revolving Credit Facility and the B+L Term Loan Facility and (ii) net proceeds from the B+L IPO of $675 million, partially offset by the repayment of long-term debt of $7,224 million related to: (i) the repayment of the outstanding balance under our 2023 Revolving Credit Facility, (ii) the repayment of the outstanding balance of our 6.125% Senior Unsecured Notes, (iii) the repayment of the outstanding balances under our 2025 Term Loan B Facilities and (iv) the repurchase and retirement of certain outstanding senior unsecured notes in the open market with an aggregate par value of $481 million for approximately $300 million.
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
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance, repurchase or exchange existing debt or issue equity or equity-linked securities.
Cash, cash equivalents and restricted cash and other settlements as presented in the Consolidated Balance Sheet as of September 30, 2022 includes $297 million of cash, cash equivalents and restricted cash held by legal entities of Bausch +

Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operations, investing and financing activities of Bausch + Lomb, is expected to be retained by Bausch + Lomb entities and are generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $21,215 million and $22,654 million as of September 30, 2022 and December 31, 2021, respectively. Aggregate contractual principal amounts due under our debt obligations were $19,574 million and $22,870 million as of September 30, 2022 and December 31, 2021, respectively, a decrease of $3,296 million.
On September 30, 2022, we closed the Exchange Offer, pursuant to which existing unsecured senior notes as set forth in the table below (collectively, the “Existing Unsecured Senior Notes”) with an aggregate outstanding principal balance of $5,594 million were exchanged for $3,125 million in aggregate principal balance of New Secured Notes (as defined below). The Exchange Offer reduced our then aggregate outstanding principal debt balance by $2,469 million. In accordance with U.S. GAAP, we recognized a portion of this reduction as a gain of $570 million, net of third-party fees and the write-off of the unamortized debt discounts and issuance costs related to the Existing Unsecured Senior Notes. In accordance with U.S. GAAP, we were required to record the balance of the reduction in our debt balance, $1,835 million, as a premium on the New Secured Notes. This premium will be reduced as we make interest payments on the New Secured Notes in the amounts as presented in the previously provided table under the caption “Exchange Offer”. Due to the accounting treatment for the New Secured Notes, interest expense in the Company’s financial statements in future periods will not be representative of their stated rates of interest.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements for further details on the accounting for the Exchange Offer.
The secured notes issued in the Exchange Offer consist of: (i) $1,774 million in aggregate principal amount of new 11.00% First Lien Secured Notes due 2028 (the “11.00% First Lien Secured Notes”) issued by the Company, (ii) $352 million in aggregate principal amount of new 14.00% Second Lien Secured Notes due 2030 (the “14.00% Second Lien Secured Notes”, and, together with the 11.00% First Lien Secured Notes, the “New BHC Secured Notes”) issued by the Company and (iii) $999 million in aggregate principal amount of new 9.00% Senior Secured Notes due 2028 (the “9.00% Intermediate Holdco Secured Notes”, and, together with the New BHC Secured Notes, the “New Secured Notes”) issued by 1375209 B.C. Ltd. (“Intermediate Holdco”), an existing wholly-owned unrestricted subsidiary of the Company that holds 38.6% of the issued and outstanding common shares of Bausch + Lomb.
The aggregate principal amounts of the Existing Unsecured Senior Notes that were validly tendered and accepted by the Company in the Exchange Offer are set forth below:

(in millions)	Total Aggregate Principal Amount Validly Tendered	Percentage of Outstanding Existing Notes Validly Tendered
9.00% Senior Notes due 2025	$541	36%
9.25% Senior Notes due 2026	752	50%
8.50% Senior Notes due 2027	1,099	63%
7.00% Senior Notes due 2028	540	72%
5.00% Senior Notes due 2028	710	60%
7.25% Senior Notes due 2029	373	50%
6.25% Senior Notes due 2029	540	38%
5.00% Senior Notes due 2029	371	44%
5.25% Senior Notes due 2030	332	28%
5.25% Senior Notes due 2031	336	37%
Total	$5,594

The Exchange Offer reduced the principal balances of our outstanding debt obligations by $2,469 million. The Exchange Offer also had the effect of extending the maturities of approximately $2,400 million of aggregate principal balances of senior notes coming due during the years 2025 through 2027 out to the years 2028 and 2030. Additionally, we have reduced our estimated debt service requirements of principal and interest over the 12 months ending September 30, 2023 by approximately $65 million.
In addition to the Exchange Offer, we made debt repayments and completed refinancing transactions during the nine months ended September 30, 2022 that reduced our outstanding debt obligations and extended certain maturities of our remaining debt obligations as previously discussed under “— Liquidity and Capital Resources — Cash Flows — Financing Activities”.
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
Senior Secured Credit Facilities under the 2022 Amended Credit Agreement
On May 10, 2022, the Company and certain of its subsidiaries as guarantors entered into a Second Amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit and Guaranty Agreement (as amended by the Second Amendment, the “2022 Amended Credit Agreement”). The 2022 Amended Credit Agreement provides for a new term loan facility with an aggregate principal amount of $2,500 million (the “2027 Term Loan B Facility”) maturing on February 1, 2027 and a new revolving credit facility of $975 million (the “2027 Revolving Credit Facility”) that will mature on the earlier of February 1, 2027 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and BHA in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2027 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or Euros. After giving effect to the Second Amendment, the 2023 Revolving Credit Facility, June 2025 Term Loan B Facility and November 2025 Term Loan B Facility were refinanced (such refinancing, the “Credit Agreement Refinancing”), along with certain of the Company’s existing senior notes, using net proceeds from the borrowings under the 2027 Term Loan B Facility, the B+L IPO and the B+L Debt Financing (as defined below) and available cash on hand. As of September 30, 2022, the Company had drawn $450 million on the 2027 Revolving Credit Facility.
Borrowings under the 2027 Term Loan B Facility bear interest at a rate per annum equal to, at the Company’s option, either: (a) a forward-looking term rate determined by reference to the financing rate for borrowing U.S. dollars overnight collateralized by U.S. Treasury securities (“term SOFR rate”) for the interest period relevant to such borrowing or (b) a base rate determined by reference to the highest of: (i) the prime rate (as defined in the 2022 Amended Credit Agreement), (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the term SOFR rate for a period of one month plus 1.00% (or if such rate shall not be ascertainable, 1.50%) (provided, however that the term SOFR rate with respect to the 2027 Term Loan B Facility shall at no time be less than 0.50% per annum), in each case, plus an applicable margin.
Borrowings under the 2027 Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at the Company’s option, either: (a) the term SOFR rate (subject to a floor of 0.00% per annum) or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at the Company’s option, either: (a) a Canadian dollar offer rate or (b) a Canadian dollar prime and (iii) euros bear interest at a rate per annum equal to a term benchmark rate determined by reference to the cost of funds for euro deposits (“EURIBOR”) for the interest period relevant to such borrowing (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. Term SOFR rate loans are subject to a credit spread adjustment ranging from 0.10%-0.25%.The applicable interest rate margin for borrowings under the 2027 Term Loan B Facility is 5.25% for term SOFR rate loans and 4.25% for U.S. dollar base rate loans. The applicable interest rate margin for borrowings under the 2027 Revolving Credit Facility ranges from 4.75% to 5.25% for term SOFR rate loans, BA rate loans and EURIBOR loans and 3.75% to 4.25% for U.S. dollar base rate loans and Canadian prime rate loans.
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
Subject to certain exceptions and customary baskets set forth in the 2022 Amended Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights and net proceeds thresholds), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the 2022 Amended Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the 2022 Amended Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights and net proceeds thresholds). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the 2027 Term Loan B Facility is 5.00% per annum, or $125 million, payable in quarterly installments beginning on September 30, 2022. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2022, the remaining mandatory quarterly amortization payments for the 2027 Term Loan B Facility were $531 million through December 2026.
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
Senior Secured Credit Facilities under the B+L Credit Agreement
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “B+L Credit Agreement”, and the credit facilities thereunder, the “B+L Credit Facilities”) providing for a term loan of $2,500 million with a five-year term to maturity (the “B+L Term Facility”) and a five-year revolving credit facility of $500 million (the “B+L Revolving Credit Facility” and such financing, the “B+L Debt Financing”). The B+L Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The term loan is denominated in U.S. dollars, and borrowings under the revolving credit facility will be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of September 30, 2022, the principal amount outstanding under the B+L Term Facility was $2,494 million and $2,442 million net of issuance costs. The B+L Revolving Credit Facility remained undrawn.
Borrowings under the B+L Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term Secured Overnight Financing Rate (“SOFR”)-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at Bausch + Lomb's option, either: (a) Canadian Dollar Offered Rate (“CDOR”) or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to Sterling Overnight Index Average (“SONIA”) (provided, however, that the term SOFR-based rate, CDOR, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate and the Canadian dollar prime rate shall be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based loans are subject to a credit spread adjustment of 0.10%.
The applicable interest rate margins for borrowings under the B+L Revolving Credit Facility are: (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to term SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after: (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long term indebtedness for borrowed money receives an investment grade rating from at least two of S&P, Moody’s and Fitch and (y) the B+L Term Facility has been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on

Bausch + Lomb’s debt rating. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the B+L Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the B+L Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the B+L Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either (i) a term SOFR-based rate plus an applicable margin of 3.25% or (ii) a US dollar base rate plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%.
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
The amortization rate for the B+L Term Facility is 1.00% per annum and the first installment is payable on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. Provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time. Term SOFR-based loans are subject to a credit spread adjustment of 0.10%.
Senior Secured Notes
The Senior Secured Notes (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements) are guaranteed by each of the Company’s subsidiaries that is a guarantor under the 2022 Amended Credit Agreement and existing Senior Unsecured Notes (together, the “Note Guarantors”). The Senior Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the Company’s obligations under the 2022 Amended Credit Agreement under the terms of the indentures governing the Senior Secured Notes.
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
New BHC Secured Notes
The 11.00% First Lien Secured Notes mature on September 30, 2028, and accrue interest at 11.00% per year, payable semi-annually in arrears on each March 30 and September 30. The 11.00% First Lien Secured Notes are redeemable, in whole or in part, at any time at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including the date of redemption plus a “make-whole” premium as described in the 11.00% First Lien Secured Notes indenture.
The 14.00% Second Lien Secured Notes mature on October 15, 2030, and accrue interest at 14.00% per year, payable semi-annually in arrears on each April 15 and October 15. The 14.00% Second Lien Secured Notes will be redeemable, in whole or in part, at any time on or after October 15, 2025 at the applicable redemption prices set forth in the 14.00% Second Lien Secured Notes indenture. In addition, some or all of the 14.00% Second Lien Secured Notes may be redeemed prior to October 15, 2025 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption plus a “make-whole” premium as described in the 14.00% Second Lien Secured Notes indenture. At any time prior to October 15, 2025, up to 40% of the aggregate principal amount of the 14.00% Second Lien Secured Notes may be redeemed with the net proceeds of certain equity offerings at the redemption price set forth in the 14.00% Second Lien Secured Notes indenture.
9.00% Intermediate Holdco Secured Notes
The 9.00% Intermediate Holdco Secured Notes mature on January 30, 2028, and accrue interest at 9.00% per year, payable semi-annually in arrears on each January 30 and July 30. The 9.00% Intermediate Holdco Secured Notes are redeemable at the option of Intermediate Holdco, in whole or in part, at any time, at the redemption prices set forth in the 9.00% Intermediate Holdco Secured Notes indenture.
The 9.00% Intermediate Holdco Secured Notes are general senior secured obligations of Intermediate Holdco and secured by first priority liens (subject to permitted liens and certain other exceptions) on substantially all of the assets of Intermediate Holdco, which as of September 30, 2022 were comprised of 38.6% of the issued and outstanding common shares of Bausch + Lomb Corporation. The 9.00% Intermediate Holdco Secured Notes and Intermediate Holdco’s other obligations under the indenture governing such notes are not obligations or responsibilities of, or guaranteed by, the Company, Bausch + Lomb or any of their respective affiliates or subsidiaries (other than the issuer Intermediate Holdco). The sole recourse of the holders of the 9.00% Intermediate Holdco Secured Notes under the 9.00% Intermediate Holdco Secured Notes and the indenture governing such notes is limited to Intermediate Holdco and its assets.
The aggregate principal amount of our Senior Secured Notes and 9.00% Intermediate Holdco Secured Notes as of September 30, 2022 and December 31, 2021 was $7,975 million and $3,850 million, respectively, an increase of $4,125 million. The increase is attributable to: (i) the issuance of the New BHC Secured Notes and the issuance of the 9.00% Intermediate Holdco Secured Notes in connection with the Exchange Offer as previously discussed and (ii) the issuance of the February 2027 Secured Notes as previously discussed.
Senior Unsecured Notes
The Senior Unsecured Notes (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements) issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2022 Amended Credit Agreement. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2022 Amended Credit Agreement. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. In connection with the closing of the B+L IPO, the discharge of the April 2025 Unsecured Notes Indenture and the related release under the 2022 Amended Credit Agreement described above, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $12,266 million and total liabilities of $5,338 million as of September 30, 2022, and revenues of $3,044 million and operating income of $50 million for the nine months ended September 30, 2022.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
The aggregate principal amount of our Senior Unsecured Notes as of September 30, 2022 and December 31, 2021 was $6,175 million and $14,900 million, respectively, a decrease of $8,725 million, attributable to: (i) Existing Unsecured Notes of $5,594 million validly tendered and accepted in connection with the Exchange Offer, (ii) the redemption in full of $2,650 million of April 2025 Unsecured Notes and (iii) the repurchase and retirement of certain outstanding Senior Unsecured Notes in the open market with an aggregate par value of approximately $481 million for $300 million.
Availability Under Revolving Credit Facilities
As of the date of this filing, November 3, 2022, there were $510 million of outstanding borrowings, $35 million of issued and outstanding letters of credit and approximately $430 million of remaining availability under the 2027 Revolving Credit Facility.
As of the date of this filing, November 3, 2022, there were no outstanding borrowings, $9 million of issued and outstanding letters of credit and $491 million remaining availability under the B+L Revolving Credit Facility. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L Revolving Credit Facility are not available to fund the operations, investing and financing activities of Bausch Health.
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
As of September 30, 2022, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of this Form 10-Q.
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
Weighted Average Interest Rate
The accounting for the Exchange Offer results in the New Secured Notes being carried at a premium relative to their principal amount and will result in no interest expense to be recorded in our financial statements for a significant portion of the New Secured Notes. Therefore, interest expense recorded in our consolidated financial statements will differ significantly from the contractual interest rates of the New Secured Notes. The weighted average interest rate of our debt as reported in our financial statements and the weighted average stated interest rate was 5.67% and 7.24%, respectively, as of September 30, 2022.
The weighted average stated rate of interest of the Company’s outstanding debt as of December 31, 2021 was 5.88%. The increase in the weighted average stated rate of interest of 136 bps is due to the issuance of the New Secured Notes in connection with the Exchange Offer.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements for further details.
Focus on Capitalization of the Post-separation Entities
In connection with the B+L Separation, we have emphasized that it is important that the post-separation entities be well-capitalized, with appropriate leverage and with access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth. Therefore, we see the appropriate capitalization and leverage of these businesses post-separation as a key to bringing out the maximum value across our portfolio of assets and it continues to be a primary objective of our plan of separation.

Credit Ratings
As of November 3, 2022, the credit ratings and outlook from Moody’s, Standard & Poor’s (“S&P’s”) and Fitch for certain outstanding obligations of the Company were as follows:

	Bausch Health Companies Inc.				Bausch + Lomb Corporation
Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook	Corporate Rating	Senior Secured Rating	Outlook
Moody’s	Caa2	Caa1	Ca	Negative		B1	Negative
Standard & Poor’s	CCC+	B-	CCC	Stable	CCC+	CCC+	Positive
Fitch	CCC	B	CC	No Outlook	B-	BB-	Rating Watch Evolving
Bausch Health Companies Inc. - On September 30, 2022, Moody’s downgraded all ratings to: a corporate rating of Caa2, a senior secured rating of Caa1 and a senior unsecured rating of Ca. On October 4, 2022, S&P lowered its senior secured rating to B-. On October 6, 2022, Fitch downgraded all ratings to: a corporate rating of CCC, a senior secured rating of B and a senior unsecured rating of CC. These downgrades were a result of the Exchange Offer (see Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Consolidated Financial Statements).
Bausch + Lomb Corporation - Bausch + Lomb is a restricted subsidiary under the 2022 Amended Credit Agreement and related indentures and will remain a restricted subsidiary until Bausch Health designates Bausch + Lomb as “unrestricted”, which is expected to occur at or prior to the distribution anticipated under the proposed B+L Separation. We expect Bausch + Lomb’s credit ratings could be capped to those of the Company, until we designate Bausch + Lomb as “unrestricted”.
In October 2022, S&P changed its outlook assigned to Bausch + Lomb from developing to positive. In October 2022, Fitch lowered its rating two notches to a B- corporate rating as well as lowered the senior secured rating two notches to BB-. These downgrades were made simultaneously with the downgrades to the credit ratings of Bausch Health, Bausch + Lomb’s parent company.
Any downgrade in our corporate credit ratings or other credit ratings may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material effect on our results of operations, financial condition, capital expenditures, liquidity or capital resources.
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
In addition to our working capital requirements, as of September 30, 2022, we expect our primary cash requirements during the remainder of 2022 to include:
•Debt repayments—Based on our debt portfolio as of November 3, 2022, we anticipate making mandatory amortization payments of approximately $38 million and interest payments of approximately $284 million during the period October 1, 2022 through December 31, 2022. As discussed below, we have and in the future may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash from operations and cash provided from the sale of common stock and additional debt financings in connection with the B+L Separation;
•IT Infrastructure Investment—We expect to make payments of approximately $11 million for licensing, maintenance and capitalizable costs associated with our IT infrastructure improvement projects during the period October 1, 2022 through December 31, 2022;
•Capital expenditures—We expect to make payments of approximately $120 million for property, plant and equipment during the period October 1, 2022 through December 31, 2022;
•Contingent consideration payments—We expect to make contingent consideration and other development/approval/sales-based milestone payments of approximately $12 million during the period October 1, 2022 through December 31, 2022;

•Restructuring and integration payments—We expect to make payments of $3 million during the period October 1, 2022 through December 31, 2022 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through September 30, 2022; and
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $5 million during the period October 1, 2022 through December 31, 2022.
Future Costs of B+L Separation
The Company has incurred costs associated with activities to complete the B+L Separation and the suspended Solta IPO and will continue to incur costs associated with the B+L Separation. These activities include the costs of: (i) separating Bausch + Lomb and the Solta Medical businesses from the remainder of the Company and (ii) registering Bausch + Lomb as an independent publicly traded entity. Separation and IPO costs are incremental costs directly related to the B+L Separation and Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing new boards of directors and related board committees for Bausch + Lomb. The Company has also incurred, and will incur, separation-related and IPO-related costs which are incremental costs indirectly related to the B+L Separation. These costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. The extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
Litigation Payments
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. During 2022, we made $1,572 million in payments of accrued legal settlements including payments related to the Securities Class Action Settlement, the Glumetza Antitrust Litigation and a RICO class action matter. As of September 30, 2022, the Company’s Consolidated Balance Sheet includes accrued loss contingencies of $323 million related to matters which are both probable and reasonably estimable, however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
See Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Consolidated Financial Statements for further details.
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
Unrecognized Tax Benefits
As of September 30, 2022, the Company had unrecognized tax benefits totaling $937 million, of which, $13 million is expected to be realized during the remainder of 2022, however a reliable estimate of the period in which the remaining uncertain tax positions will be payable, if ever, cannot be made.
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
At October 28, 2022, we had 361,868,131 issued and outstanding common shares. In addition, as of October 28, 2022, we had outstanding 10,742,236 stock options and 9,032,437 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 1,473,152 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 1,103,782 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC and the CSA on February 23, 2022, and determined that there were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2022, except for: (i) estimates and assumptions regarding the nature, timing and extent that the COVID-19 pandemic had on the Company’s operations and cash flows as discussed in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our unaudited interim Consolidated Financial Statements, (ii) the impact that the current year segment and reporting unit realignments had on the Company’s allocation of goodwill, (iii) the assumptions utilized in the assessment of our Xifaxan® intangible assets and Salix goodwill for impairment, particularly those related to the range of possible outcomes of the Norwich Legal Decision and related developments, the potential timing of one or more generic versions of Xifaxan® being approved and introduced to the U.S. market, and the related estimated probability of each outcome, as discussed in Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Consolidated Financial Statements and (iv) the estimates associated with the fair value of Ortho Dermatologics reporting unit in testing goodwill for impairment as discussed in Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Consolidated Financial Statements.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected research and development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for this fiscal year and beyond; the Company’s plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in the 2022 Amended Credit Agreement and senior notes indentures; the ability of our subsidiary, Bausch + Lomb, to comply with the financial and other covenants contained in the B+L Credit Agreement; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenues, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic; the anticipated impact from the ongoing conflict between Russia and Ukraine; and the Company’s plan to separate its eye health business, including the structure and timing of completing such separation transaction.
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
•the challenges the Company faces as a result of the closing of the B+L IPO, including the transitional services being provided by and to Bausch + Lomb, any potential, actual or perceived conflict of interest of some of our directors and officers because of their equity ownership in Bausch + Lomb and/or because they also serve as directors or officers of Bausch + Lomb and our ability to timely consolidate the financial results of the Bausch + Lomb business;
•with respect to the Company's proposed B+L Separation, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the B+L Separation, the expected timing of completion of the B+L Separation and its terms, the Company’s ability to complete the B+L Separation considering the various conditions to the completion of the B+L Separation (some of which are outside the Company’s control, including conditions related to regulatory matters and applicable shareholder and stock exchange approvals), that market or other conditions are no longer favorable to completing the B+L Separation, that the previously announced planned Solta IPO has been suspended, that the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Consolidated Financial Statements) may affect the timing of, or our ability to complete the B+L Separation, that applicable shareholder, stock exchange, regulatory or other approvals are not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the B+L Separation, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and the separated entity to satisfy the conditions required to maintain the tax-free status of the B+L Separation (some of which are beyond their control), limitations on the Company’s ability to sell a portion of the Company’s interest in Bausch + Lomb in order to maintain the tax-free status of the B+L Separation (including due to dilution from B+L’s issuance of share-based compensation awards), other potential tax or other liabilities that may arise as a result of the B+L Separation, the potential dissynergy costs resulting from the B+L Separation, the impact of the B+L Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any B+L Separation will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
•ongoing litigation and potential additional litigation, claims, challenges and/or regulatory investigations challenging or otherwise relating to the B+L IPO and the B+L Separation and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
•the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC (“Philidor”)), including a number of pending non-class securities litigations (including certain pending opt-out actions in the U.S. related to the previously settled securities class action and certain opt-out actions in Canada relating to the previously settled class action in Canada), certain pending lawsuits and other claims, investigations or proceedings that may be initiated or that may be asserted;
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
•pricing decisions that we have implemented, or may in the future elect to implement, such as the Patient Access and Pricing Committee’s historic practice of limiting the average annual price increase for our branded prescription pharmaceutical products to single digits, or any future pricing actions we may take this fiscal year or beyond following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);
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
•our ability to comply with the financial and other covenants contained in our senior notes indentures, the 2027 Revolving Credit Facility, the 2022 Amended Credit Agreement, the B+L Credit Agreement and other current or future credit and/or debt agreements, including the ability of Bausch + Lomb to comply with its covenants and obligations under the B+L Credit Agreement, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, our ability to draw under our 2027 Revolving Credit Facility, Bausch + Lomb’s ability to draw down under the revolving credit facility under the B+L Credit Agreement and restrictions on our ability to make certain investments and other restricted payments;
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

•any reductions in, or changes in the assumptions used in, our forecasts for this fiscal year or beyond, including as a result of the impacts of the COVID-19 pandemic on our business and operations, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in the 2022 Amended Credit Agreement, senior notes indentures and/or the B+L Credit Agreement (and other current or future credit and/or debt agreements) and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;
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
•our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the filing by Norwich Pharmaceuticals Inc. (“Norwich”) of its Abbreviated New Drug Application (“ANDA”) for Xifaxan® (rifaximin) 550 mg tablets and the Company’s related lawsuit filed against Norwich in connection therewith) and the impact of the Norwich Legal Decision on, among other things, our business results, financial results, and the B+L Separation;
•our ability to successfully appeal the decision of the U.S. District Court for the District of Delaware in the Company’s lawsuit against Norwich in connection with Norwich’s ANDA and challenge Norwich’s ability to achieve a modified ANDA that avoids the August 10, 2022 final judgement by the District Court and omits the Xifaxan® hepatic encephalopathy (“HE”) indication and HE safety data;
•the fact that a substantial amount of our revenues are derived from the Xifaxan® product line, and that we may be materially impacted by the entry of a generic rifaximin product earlier than January 2028, including the risk of a competitor launching a generic rifaximin at risk prior to a final unappealable decision;
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
•the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the FDA, Health Canada, European Medicines Agency and similar agencies in other countries, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;
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
Interest Rate Risk
As of September 30, 2022, we had $14,161 million and $5,413 million in outstanding aggregate principal amount of fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of September 30, 2022 was $8,798 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $313 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $329 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-point increase in interest rates would have an annualized pre-tax effect of approximately $54 million in our Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Inflation Risk
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
For the full year ended December 31, 2021 and the nine months ended September 30, 2022, we derived approximately 2% of our revenues from sales of our products in Russia, less than 1% of our revenues from sales of our products in Ukraine and less than 1% of our revenues from sales of our products in Belarus. As of the date of this filing, the conflict between Ukraine and Russia has begun to impact our business in the region, and we are continuously monitoring developments to assess any potential future impact that may arise. Given the nature of our products, we do not believe that the current sanctions and other measures imposed by the United States and other countries preclude us from conducting business in the region. However, we anticipate that the ongoing conflict in this region and the sanctions and other actions by the global community in response may continue to hinder our ability to conduct business with customers and vendors in this region. For example, we have experienced and may in the future experience disruption and delays in the supply of our products to our customers in Russia, Belarus and Ukraine. We have experienced and may in the future also experience decreased demand for our products in these countries as a result of the conflict and invasion. In addition, we may experience difficulties in collecting receivables from such customers. If we are hampered in our ability to conduct business with new or existing customers and vendors in this region, our business, and operations, including our revenues, profitability and cash flows, could be adversely impacted. Furthermore, if the sanctions and other retaliatory measures imposed by the global community change, we may be required to cease or suspend our operations in the region or, should the conflict worsen, we may voluntarily elect to do so. We cannot provide assurance that current sanctions or potential future changes in these sanctions or other measures will not have a material impact on our operations in Russia, Belarus and Ukraine. The disruption to, or suspension of, our business and operations in Russia, Belarus and Ukraine would adversely impact our business, financial condition, cash flows and results of operations in this region which may, in turn, materially adversely impact our overall business, financial condition, cash flows and results of operations, which impact could be material, and could cause the market value of our common shares to decline. Finally, we are also subject to risks if exchange controls were to be imposed that would limit the repatriation of profits from our operations in Russia. While we do not rely on profits or dividends from our Russian operations to fund our debt repayment or other business activities generally, as our operations from Russia primarily involve the sale of products purchased from our affiliates located outside of Russia, any exchange controls that would limit the purchase of or payment for products or goods from outside of Russia may have an adverse impact on our operations in Russia or the way we conduct business in Russia.
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
The B+L Separation is subject to challenge and could be subject to further challenges in the future, any of which could delay or prevent the consummation of such transactions or cause them to occur on worse terms than we currently expect.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended September 30, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

10.1
Indenture, dated as of September 30, 2022, by and among Bausch Health Companies Inc., the guarantors party thereto, The Bank of New York Mellon, as trustee, and the notes collateral agents party thereto, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2022, which is incorporated by reference herein.

10.2
Indenture, dated as of September 30, 2022, by and among Bausch Health Companies Inc., the guarantors party thereto, The Bank of New York Mellon, as trustee, and the notes collateral agents party thereto, originally filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 4, 2022, which is incorporated by reference herein.

10.3
Indenture, dated as of September 30, 2022, by and among 1375209 B.C. Ltd., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, as notes collateral agent, originally filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 4, 2022, which is incorporated by reference herein.

10.4
Sixteenth Supplemental Indenture, dated as of September 14, 2022, by and among Bausch Health Americas, Inc. and the Bank of New York Mellon, as trustee, amending that certain Indenture dated as of March 26, 2018 relating to the BHA's 9.250% Senior Notes due 2026.

10.5
Sixteenth Supplemental Indenture, dated as of September 14, 2022, by and among Bausch Health Americas, Inc. (“BHA”) and the Bank of New York Mellon, as trustee, amending that certain Indenture dated as of June 1, 2018 relating to the BHA’s 8.500% Senior Notes due 2027.

10.6
Fourteenth Supplemental Indenture, dated as of September 14, 2022, by and among Bausch Health Companies Inc. and the Bank of New York Mellon, as trustee, amending that certain Indenture dated as of May 23, 2019 relating to the Company’s 7.000% Senior Notes due 2028.

10.7
Fourteenth Supplemental Indenture, dated as of September 14, 2022, by and among Bausch Health Companies Inc. and the Bank of New York Mellon, as trustee, amending that certain Indenture dated as of December 30, 2019 relating to the Company’s 5.000% Senior Notes due 2028.

10.8
Fifteenth Supplemental Indenture, dated as of September 28, 2022, by and among Bausch Health Companies Inc. and the Bank of New York Mellon, as trustee, amending that certain Indenture dated as of May 23, 2019 relating to the Company’s 7.250% Senior Notes due 2029.

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

Bausch Health Companies Inc. (Registrant)

Date:	November 3, 2022	/s/ THOMAS J. APPIO
Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2022	/s/ TOM VADAKETH
Tom Vadaketh Executive Vice President, Chief Financial Officer (Principal Financial Officer)