Form 10-K
period 2022-12-31
Bausch Health Companies Inc.
filed 2023-02-23
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Securities Act Section 12(b), indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Exchange Act Section 10D-1(b). Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,507,122,217 based on the last reported sale price on the New York Stock Exchange on June 30, 2022.
The number of outstanding shares of the registrant’s common stock as of February 17, 2023 was 362,037,191.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2023 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2022.

TABLE OF CONTENTS

GENERAL INFORMATION
i

Basis of Presentation
General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-K, references to “$” or “USD” are to United States dollars, references to “€” are to Euros, and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2022.
Trademarks
This Form 10-K contains trademarks, trade names and service marks that are the property of the Company, as well as, for informational purposes, trademarks, trade names, and service marks that are the property of other organizations. Solely for convenience, certain trademarks, trade names, and service marks referred to in this report appear without the ®, ™ and SM symbols, but those references are not intended to indicate that we or the applicable owner, as the case may be, will not assert, to the fullest extent under applicable law, our or their rights to such trademarks, trade names, and service marks.
Forward-Looking Statements
Caution regarding forward-looking information and statements and “Safe-Harbor” statements under the U.S. Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws:
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and forward-looking information within the meaning of applicable Canadian securities laws (collectively, “forward-looking statements”), as described in more detail under the heading “Forward-Looking Statements” in Item 7 of Part II of this Form 10-K. Additional information about these statements and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. “Risk Factors” in this Form 10-K and in the Company’s other filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”). When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the aforementioned factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the factors referred to in this Form 10-K are not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

ii

PART I
Item 1.    Business
Introduction
Bausch Health Companies Inc. (“we”, “us”, “our”, the “Company” or “Bausch Health”) is a multinational, specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of gastroenterology (“GI”) and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and medical aesthetic devices and, through its majority ownership of Bausch + Lomb Corporation (“Bausch + Lomb”), branded, and branded generic pharmaceuticals, OTC products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment) in the therapeutic area of eye health. The Company’s products are marketed directly or indirectly in approximately 100 countries.
Our portfolio of products falls into five reportable segments: (i) Salix, (ii) International, (iii) Solta Medical, (iv) Diversified Products and (v) Bausch + Lomb. These segments are discussed in detail in Note 22, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements. The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represented approximately 80% of the Salix segment’s revenues.
•The International segment consists of sales, with the exception of sales of Bausch + Lomb products and Solta aesthetic medical devices, outside the U.S and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical and OTC products.
•The Solta Medical segment consists of global sales of Solta Medical (“Solta”) aesthetic medical devices.
•The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products, (iii) Ortho Dermatologics (dermatological products) and (iv) dentistry products.
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Ophthalmic Pharmaceuticals products.
For additional discussion of our reportable segments, see the discussion in Item 1. “Business — Segment Information” and Note 22, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for further details on these reportable segments.
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb Global Vision Care (formerly Vision Care/Consumer Health), Global Surgical and Global Ophthalmic Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, separate from the remainder of Bausch Health (the “B+L Separation”). During May 2022, a wholly owned subsidiary of the Company (the “Selling Shareholder”) sold shares of Bausch + Lomb pursuant to the initial public offering (“IPO”) of Bausch + Lomb (the “B+L IPO”). The underwriters partially exercised the over-allotment option granted by the Selling Shareholder.
The Company indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 89% of Bausch + Lomb’s outstanding common shares. We continue to believe that completing the B+L Separation makes strategic sense. The completion of the B+L Separation is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals. We continue to evaluate all factors and considerations related to the B+L Separation, including the effect of the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements) on the B+L Separation.
The B+L Separation, if consummated, will result in two separate, independent companies:
•Bausch Health excluding Bausch + Lomb - a diversified pharmaceutical company with leading positions in gastroenterology, hepatology, dermatology, neurology and international pharmaceuticals, and aesthetic medical devices. The remaining pharmaceutical entity will comprise a diversified portfolio of our leading durable brands across the Salix, International, dentistry, neurology, medical dermatology and generics, and aesthetic medical devices businesses; and

•Bausch + Lomb - a fully integrated, “pure play” eye health company built on the iconic Bausch + Lomb brand and long history of innovation.
We believe the B+L IPO was a large step in creating two attractive but dissimilar businesses. As independent entities, management believes that each company will be better positioned to individually focus on its core businesses to drive additional growth, more effectively allocate capital and better manage its respective capital needs. Further, the B+L Separation will allow us and the market to compare the operating results of each entity with other “pure play” peer companies. Although management believes the B+L Separation will unlock value, there can be no assurance that it will be successful in doing so.
At the time of our announcement of the B+L Separation, we emphasized that it is important that the post-separation entities be well capitalized, with appropriate leverage and with access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth. Therefore, we see the appropriate capitalization and leverage of these businesses post-separation as a key to maximizing value across our portfolio of assets and, as such, it is a primary objective of our plan of separation. For additional details on the B+L Separation, see “Separation of the Bausch + Lomb Eye Health Business” in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our audited Consolidated Financial Statements.
Business Strategy
Our strategy is to focus our business on core therapeutic classes and geographies that offer attractive growth opportunities. Within our chosen therapeutic classes, we prioritize durable products which we believe have the potential for strong operating margins and evidence of growth opportunities. We have found and continue to believe there is significant opportunity in each of our businesses and we believe our existing portfolio, commercial footprint and pipeline of product development projects position us to successfully compete in these markets and provide us with the greatest opportunity to build value for our shareholders.
We believe we have a well-established diversified product portfolio across all our businesses that provides a sustainable revenue stream to fund our operations. Our continued success is dependent upon our ability to refresh our pipeline on an ongoing basis and bring new product solutions to the market that meet changing demands and replace other products that have lost momentum. We have a robust pipeline that we believe not only provides for the next generation of our existing products but is also poised to bring new and innovative solutions to market.
We have focused our research and development (“R&D”) to advance development programs that we believe will drive growth in our core businesses, while creating efficiencies in our R&D efforts and expenses. Although we primarily rely on our R&D organization to build-out and refresh our product portfolio, to supplement those efforts, we continually seek out opportunities, such as co-promotions, licensing agreements and strategic acquisitions, to leverage our commercial footprint, particularly our sales force, by strategically aligning ourselves with other innovative product solutions that, when coupled with our existing product portfolio, address specific needs in the market. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Core Businesses” of this Form 10-K.
Segment Information
Our revenues for 2022, 2021 and 2020 were $8,124 million, $8,434 million and $8,027 million, respectively. We have approximately 1,100 products in our portfolio of products, which fall into five reportable segments: (i) Salix, (ii) International, (iii) Solta Medical, (iv) Diversified Products and (v) Bausch + Lomb. Segment revenues for the years 2022, 2021 and 2020 were as follows:

	2022		2021		2020
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Salix	$2,090	26%	$2,074	24%	$1,904	24%
International	988	12%	1,166	14%	1,181	15%
Solta Medical	300	4%	308	4%	253	3%
Diversified Products	978	12%	1,121	13%	1,274	16%
Bausch + Lomb	3,768	46%	3,765	45%	3,415	42%
Total revenues	$8,124	100%	$8,434	100%	$8,027	100%
Comparative segment information for 2022, 2021 and 2020 is further presented in Note 22, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements.

Salix
The Salix segment consists of sales in the U.S. of GI products and includes our Xifaxan® product. We have been making investments in our Salix business since 2017, including: (i) hiring 200 trained and experienced sales representatives to expand the commercial field force for Xifaxan®, (ii) increasing the focus on the development of next generation formulations of our Salix products to address new indications, (iii) completing the strategic acquisition of certain assets of Synergy Pharmaceuticals Inc. (“Synergy”), which included the Trulance® product, and (iv) increasing the number of sales force representatives for Trulance®. In addition, we have entered into licensing agreements for investigational products, which, once developed and if approved by the FDA, will be new treatments for certain GI and liver diseases and we anticipate will contribute to our future growth. Each of these opportunities potentially provides us with the ability to expand our GI portfolio and allows us to leverage our existing GI sales force, supply channel and distribution channel.
On August 10, 2022, the Norwich Legal Decision was issued, that held, among other matters, that certain U.S. Patents protecting the composition and use of Xifaxan® for treating IBS-D were invalid. On August 16, 2022, the Company appealed this decision and intends to vigorously defend its Xifaxan® intellectual property. See “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS” for details of this litigation matter and the Company’s response.
Currently our principal products in the Salix segment (including products of our third-party co-promotion partners) include:
•Xifaxan® which includes: (i) tablets indicated for the treatment of irritable bowel syndrome with diarrhea (“IBS-D”) in adults and for the reduction in risk of overt hepatic encephalopathy recurrence in adults and (ii) tablets indicated for the treatment of travelers’ diarrhea caused by noninvasive strains of Escherichia coli in patients 12 years of age and older. Our Xifaxan® product accounted for revenues of $1,692 million, $1,644 million and $1,482 million for 2022, 2021 and 2020, respectively.
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
International
Our International business includes, with the exception of our Bausch + Lomb and Solta products, sales in Canada, Europe, Asia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products and OTC products, which in aggregate accounted for approximately 12%, 14% and 15% of our Company’s revenues for 2022, 2021 and 2020, respectively. Our principal products in this segment include:
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
•Contrave®/Mysimba® is a fixed-dose combination prolonged-release tablet for the treatment of obesity. Used alongside diet and exercise, it is designed to help manage weight in adults who are obese or overweight. The formulation is designed to initiate weight loss and sustain it over a longer period of time by switching off natural compensatory mechanisms involved in the typical weight loss plateau stage. Contrave® / Mysimba® is commercialized in Canada, Poland and other Central Eastern European countries.
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
•Arazlo® (tazarotene) Lotion, 0.045% is an acne treatment available in a lotion formulated with PRISMATREX technology (formulation with known hydrating and moisturizing effects, which may alleviate dryness of skin) and has shown to provide a good tolerability profile. It is the first tazarotene lotion treatment approved by Health Canada for the topical treatment of acne vulgaris in patients 10 years of age and older and in January 2023, became available to patients throughout Quebec, Ontario, Alberta, Saskatchewan and federal NIHB public drug plans.
Solta Medical
Our Solta business is dedicated to the development of innovative treatment technologies that provide proven and effective aesthetic medical and therapeutic benefits to consumers.
Global Solta revenues were $300 million, $308 million and $253 million for 2022, 2021 and 2020, respectively. Solta’s revenue is primarily attributable to Next Generation Thermage FLX®, a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics of Thermage® and improve patient outcomes. Next Generation Thermage FLX® has been launched in the U.S., Hong Kong, Japan, Korea, Chinese Taipei, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, Australia and various parts of Europe. We plan to continue to expand into other regions, paced by country-specific regulatory registrations.
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
•VASERlipo® for minimally invasive aesthetic body contouring that yields dramatic results with less pain and downtime than traditional liposuction.
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
Neurology and Other Pharmaceuticals
•Wellbutrin XL® is an extended release formulation of bupropion indicated for the treatment of major depressive disorder in adults.
•Aplenzin® (bupropion hydrobromide extended release tablets) is indicated for the treatment of major depressive disorder, and for the prevention of seasonal major depressive episodes in patients with a diagnosis of seasonal affective disorder.
•Cuprimine® is a treatment for Wilson’s disease (a condition in which high levels of copper in the body cause damage to the liver, brain, and other organs), cystinuria (a condition which leads to cystine stones in the kidneys) and for patients with severe rheumatoid arthritis who have failed to respond to an adequate trial of conventional therapy.
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
•Syprine® is a treatment for Wilson’s disease in patients who cannot take the medication known as penicillamine.

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
Ortho Dermatologics
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
Dentistry
•Arestin® (minocycline hydrochloride) is a subgingival sustained-release antibiotic. Arestin® is indicated as an adjunct to scaling and root planing (“SRP”) procedures for reduction of pocket depth in patients with adult periodontitis. Arestin® may be used as part of a periodontal maintenance program, which includes good oral hygiene and SRP.
•NeutraSal® is indicated for dryness of the mouth (hyposalivation, xerostomia) and dryness of the oral mucosa due to drugs that suppress salivary secretion.
•OSSIX® is a line of cross-linked collagen regenerative products that provide biocompatibility and bio-durability to perform a diverse range of guided bone and tissue regeneration procedures.
Bausch + Lomb
Our Bausch + Lomb segment includes our global Bausch + Lomb eye health business. Our global Bausch + Lomb eye health business includes our Vision Care, Surgical and Ophthalmic Pharmaceuticals products, which in aggregate accounted for approximately 46%, 45% and 42% of our Company’s revenues for 2022, 2021 and 2020, respectively.

Our Bausch + Lomb business is a fully integrated eye health business with a portfolio of established lines of contact lenses, intraocular lenses and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products. Bausch + Lomb takes a holistic approach to solving eye health problems, including by investing in physician training, patient and customer education, disease prevention and other initiatives through both traditional and digital platforms to continue to advance eye health.
Currently our principal products in the eye health business include:
•PreserVision® AREDS 2 is a patented eye vitamin formula that contains the exact nutrient formula recommended by the National Eye Institute for people with moderate to advanced age-related macular degeneration (“AMD”) following the landmark AREDS 2 clinical study.
•Ocuvite® is a family of nutritional supplements that contain antioxidant vitamins and minerals and other nutrients beneficial for eye health, including lutein and zeaxanthin (antioxidant carotenoids), nutrients that support macular health by helping filter harmful blue light.
•Biotrue® multi-purpose solution helps prevent certain tear proteins from denaturing and fights germs for healthy contact lens wear. Biotrue® multi-purpose solution contains hyaluronic acid (sodium hyaluronate) a lubricant naturally found in eyes and is pH balanced to match healthy tears.
•Bausch + Lomb Renu® Advanced Formula multi-purpose solution was launched in 2017 and is a novel soft and silicone hydrogel contact lens solution that makes use of three disinfectants and two moisture agents.
•LUMIFY® (brimonidine tartrate ophthalmic solution, 0.025%) is an OTC eye drop developed as an ocular redness reliever.
•Bausch + Lomb INFUSE® (known as BAUSCH + LOMB ULTRA® ONE DAY in Canada, Australia and Hong Kong), a silicone hydrogel daily disposable contact lens designed with a next generation material infused with ProBalance TechnologyTM to help maintain ocular surface homeostasis and help reduce symptoms of contact lens dryness. Bausch + Lomb INFUSE® was launched in the United States in August 2020 and BAUSCH + LOMB ULTRA® ONE DAY was launched in Canada, Australia, and Hong Kong in November 2020 and in Europe during 2022.
•Bausch + Lomb ULTRA®, a silicone hydrogel frequent replacement contact lens for patients with myopia or hyperopia that uses our proprietary MoistureSeal® technology, which allows the contact lens to retain 95% of moisture after 16 hours of wear, limiting lens dryness and resulting symptoms.
•Biotrue® ONEday daily disposable contact lenses for patients with myopia or hyperopia, which are made of a unique material inspired by the natural biology of the eye and feature Surface Active TechnologyTM, a patented dehydration barrier. The lens contains 78% water, more moisture than any other soft contact lens and the same water content as the cornea and maintains nearly 100% of its moisture for up to 16 hours.
•Vitreoretinal Surgery
◦Stellaris Elite® vision enhancement system, is a combined system with cataract and vitreoretinal capability featuring the Bi-Blade vitrectomy handpiece.
◦Synergetics® instruments include reusable and single use devices and are marketed for use in vitreoretinal surgery.
•Cataract Surgery and Laser Systems
◦The Stellaris Elite® vision enhancement system configured for cataract procedures is our latest generation phacoemulsification cataract platform, Stellaris Elite® is the first phacoemulsification platform on the market to offer Adaptive FluidicsTM, which combines aspiration control with predictive infusion management to create a responsive and controlled surgical environment for efficient cataract lens removal. Our Stellaris Elite® vision enhancement system was launched in the United States in 2017 and internationally in 2018.
◦VICTUS® femtosecond laser for cataract and corneal refractive surgery, which delivers multi- mode versatility for cataract and corneal procedures on a single platform. This single laser platform enables surgeons to perform capsulotomies, fragmentation, arcuate incisions, corneal incisions, and LASIK flaps.
•Lotemax® SM (loteprednol etabonate ophthalmic gel 0.38%), a new gel drop formulation of loteprednol etabonate, which was designed with novel SubMicron (SM) technology for efficient penetration to key ocular tissues at a low preservative (BAK) level (3.5-10) and a pH close to human tears, indicated for the treatment of postoperative inflammation and pain following ocular surgery.
Research and Development
Our R&D organization focuses on the development of products through clinical trials. Currently, we have approximately 140 R&D projects in our pipeline. As of December 31, 2022, approximately 1,300 dedicated R&D and quality assurance employees in 25 R&D facilities were involved in our R&D efforts.
Our R&D expenses for 2022, 2021 and 2020, were $529 million, $465 million and $452 million, respectively. R&D expenses as a percentage of revenue were approximately 7% in 2022 as compared to approximately 6% in 2021 and 2020. We have rebalanced our portfolio to better align with our long-term plans and focus on core businesses. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our strategy. We further supplement these efforts by continually seeking out other opportunities, such as co-promotions, licensing agreements and strategic acquisitions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Core Businesses” of this Form 10-K.
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
Prior to human use, FDA approval or marketing clearance must be obtained in the U.S., approval by Health Canada must be obtained in Canada, EMA approval (drugs) or a CE Marking (devices) and/or registration under the European Commission’s Medical Device Regulation (“MDR”), must be obtained for countries that are part of the EU and approval must be obtained from comparable agencies in other countries prior to manufacturing or marketing new pharmaceutical products or medical devices. Generally, preclinical studies and clinical trials of the products must first be conducted and the results submitted to the applicable regulatory agency (such as the FDA) for approval.
Regulation by other federal agencies, such as the Drug Enforcement Administration, and state and local authorities in the U.S., and by comparable agencies in certain foreign countries, is also required. In the U.S., the Federal Trade Commission (the “FTC”), the U.S. Food and Drug Administration (the “FDA”) and state and local authorities regulate the advertising of medical devices, prescription drugs, OTC drugs and cosmetics. The Federal Food, Drug and Cosmetic Act, as amended and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, sale, distribution, advertising and promotion of our products. The FDA requires a Boxed Warning (sometimes referred to as a “Black Box” Warning) for products that have shown a significant risk of severe or life-threatening adverse events and similar warnings are also required to be displayed on the product in certain other jurisdictions.
In addition, with respect to medical devices, in April 2017, the European Commission adopted the MDR, which replaced the Medical Device Directive. Pursuant to the terms of the new regulations, in order to continue to market medical device products in the EU, such products must achieve compliance with these new regulations and be re-registered in the EU within a specified transition period, which, for a portion of products, ended as early as May 26, 2021. While EU law is applicable in Northern Ireland, the UK Medical Devices Regulations 2002/68 also needs to be complied with in Great Britain. Medical device manufacturers who have CE marked devices will be able to continue to place them on the market in the whole of the United Kingdom (the “UK”) until July 1, 2023 without a change in labeling. After that, devices destined for Great Britain will be required to follow the UK regulatory regime and to be labeled with the UKCA mark. Northern Ireland will, however, continue to accept CE marked devices. There are some additional requirements for manufacturers who are based outside the UK, such as the requirement to appoint a UK Responsible Person (“UKRP”) to take on certain regulatory responsibilities with respect to the Medicines and Healthcare products Regulatory Agency (“MHRA”) and users or customers in the UK. To enable devices to be placed on the market in the UK after January 1, 2021 (even for CE marked devices), a UK manufacturer must register with the MHRA, as must a UKRP for an overseas manufacturer. Such registering entity will then register each of the devices for which they are responsible for placing on the market in the UK, whether in Great Britain or Northern Ireland. Until May 25, 2021, our products bearing a CE mark could be exported from the EEA to Switzerland. However, as of May 26, 2021, the EU no longer applies the Mutual Recognition Agreement between the EEA and Switzerland. Accordingly, legal manufacturers in Switzerland will be required to appoint a European Union authorized representative, and manufacturers outside of Switzerland will be required to appoint a Swiss authorized representative in compliance with the Medical Device Ordinance. As a consequence, beginning in January 2022 through August 2022 (depending on the class of the device or system in question), we have been required to appoint an authorized representative in Switzerland in order to export our CE-marked medical devices to Switzerland. Additionally, the name and address of the Swiss authorized representative must be placed on the packaging.
Manufacturers of pharmaceutical products and medical devices are required to comply with manufacturing regulations, including current good manufacturing practices and quality system management requirements, enforced by the FDA and Health Canada, in the U.S. and Canada, respectively, and similar regulations enforced by regulatory agencies in other countries and we face periodic audits of our facilities and plants and those of our contract manufacturers by the FDA and such other regulatory agencies. In addition, we are subject to price control restrictions on our pharmaceutical products in many countries in which we operate.
We are also subject to extensive U.S. federal and state health care marketing and fraud and abuse regulations, such as the federal False Claims Act, federal and provincial marketing regulations in Canada and similar regulations in foreign countries in which we may conduct our business. The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit (or cause the submission of) false or fraudulent claims for payment to the government. The U.S. federal Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal or state health care program such as the Medicare and Medicaid programs. Some state anti-kickback laws also prohibit such conduct where commercial insurance, rather than federal or state, programs are involved. Due to recent legislative changes, violations of the U.S. federal Anti-Kickback Statute also carry potential federal False Claims Act liability. In addition, in the U.S., Canada and various other countries, companies may not promote drugs or medical devices for “off-label” uses - that is, uses that are not described in the product’s labeling and that differ from those that were approved or cleared by the FDA, Health Canada or applicable regulatory agency in such other countries - - and “off-label promotion” in the U.S. has also formed the predicate for False Claims Act liability resulting in significant financial settlements. These and other laws and regulations, rules and policies may significantly impact the manner in which we are permitted to market our products. If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, the curtailment or restructuring of our operations or other sanctions, including consent orders or corporate integrity agreements.
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
We are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), the Canadian Corruption of Foreign Public Officials Act and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Violations of these laws could result in criminal or civil penalties or remedial measures.
We are also subject to various state, federal and international laws and regulations governing the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information, including, but not limited to, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, “HIPAA”). HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions (e.g., health care claims information and plan eligibility, referral certification and authorization, claims status, plan enrollment, coordination of benefits and related information), as well as standards relating to the privacy and security of individually identifiable health information. These standards require the adoption of administrative, physical and technical safeguards to protect such information. Many states in which we operate have laws that protect the privacy and security of sensitive and personal information, including health-related information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, imposes stringent data privacy and security requirements and obligations with respect to the personal information of California residents, including, among other things, new disclosures to California consumers and providing such consumers new data protection and privacy rights, including the ability to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data that may increase the likelihood of, and risks associated with, data breach litigation. The CCPA has been amended from time to time, and, further a new privacy law, the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023, significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced, and multiple states have enacted or are expected to enact similar laws. The effects on our business of the CCPA, CPRA and other similar state laws are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject.
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
Internationally, laws and regulations in many jurisdictions apply broadly to the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information. For example, in the European Economic Area (the “EEA”), the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR became effective on May 25, 2018, repealing its predecessor directive and increasing responsibility and liability of companies in relation to the processing of personal data of EU data subjects. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer and otherwise process personal data, including health data from clinical trials and adverse event reporting. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of the individuals to whom the personal data relates, the transfer of personal data out of the EEA, security breach notifications and the security and confidentiality of personal data. In July 2020, the Court of Justice of the European Union issued a decision that struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States and additionally called into question the validity of the European Commission’s Standard Contractual Clauses, on which U.S. companies rely to transfer personal data from EU member states to the United States and elsewhere. In September 2020, the Swiss Federal Data Protection and Information Commissioner issued an opinion that stated it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. These developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from EU member states to the United States. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices is often updated or otherwise revised.
Further, following the United Kingdom’s withdrawal from the EU and the EEA, and the expiry of the transition period, companies have to comply with both the GDPR and the GDPR as incorporated into the United Kingdom national law, the Data Protection Act of 2018, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk. Beginning in 2021, the United Kingdom is a “third country” under the GDPR. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU and EEA Member States and the United Kingdom in connection with any measures we take to comply with them.
We are also subject to Canada’s federal Personal Information Protection and Electronic Documents Act and substantially similar equivalents at the provincial level with respect to the collection, use and disclosure of personal information in Canada. Such federal and provincial legislation impose data privacy and security obligations on our processing of personal information of Canadian residents. The federal and Alberta legislation include mandatory data breach notification requirements. Canada’s Anti-Spam Legislation (“CASL”) also applies to the extent that we send commercial electronic messages from Canada or to electronic addresses in Canada. CASL contains prescriptive consent, form, content and unsubscribe mechanism requirements. Penalties for non-compliance with CASL are up to CAD 10 million per violation. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. The regulatory framework for data privacy, data security and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Complying with all of these laws and regulations involves costs to our business, and failure to comply with these laws and regulations can result in the imposition of significant civil and criminal penalties, as well as litigation.
In addition, in China, the Personal Information Protection Law (the “PIPL”) came into force in November 2021. The PIPL is the first national-level law comprehensively regulating issues in relation to personal information protection. The PIPL provides for very specific administrative requirements and security controls when transferring personal data outside the Peoples Republic of China. These transfer requirements come into effect on March 1, 2023.
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
In August 2022, the Inflation Reduction Act (“IRA”) was signed into law, which includes implementation of a new corporate alternative minimum tax (“CAMT”), among other provisions. The CAMT imposes a minimum tax on the adjusted financial statement income (“AFSI”) for “applicable corporations” with average annual AFSI over a three-year period in excess of $1 billion. A corporation that is a member of a foreign-parented multinational group, as defined, must include the AFSI (with certain modifications) of all members of the group in applying the $1 billion test, but would only be subject to CAMT if the three-year average AFSI of its U.S. members, US trades or business of foreign group members that are not subsidiaries of U.S. members, and foreign subsidiaries of U.S. members exceeds $100 million.
The IRA also made significant changes to how drugs are covered and paid for under the Medicare program, including imposing financial penalties if drug prices are increased at a rate faster than inflation, redesigning Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allowing the U.S. government to set prices for certain drugs in Medicare. We continue to evaluate the impact of the IRA legislation on our results of operations and it is possible that these changes may result in a material impact on our business and results of operations.
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
Customers and Marketing
In 2022, the U.S. and Puerto Rico accounted for approximately 60% and China accounted for approximately 5% of our total revenue, respectively. No other country accounted for more than 5%. See Note 22, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for revenues by geographic area.
Customers that accounted for 10% or more of our total revenue for 2022, 2021 and 2020 are as follows:

	2022	2021	2020
AmerisourceBergen Corporation	18%	18%	17%
McKesson Corporation	15%	16%	17%
Cardinal Health, Inc.	13%	12%	13%
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
Competition
Competitive Landscape for Products and Products in Development
The pharmaceutical and medical device industries are highly competitive. Our competitors include specialty and other large pharmaceutical companies, medical device companies, biotechnology companies, OTC companies and generic manufacturers, in the U.S., Canada, Europe, Asia, Latin America, Middle East, Africa and in other countries in which we market our products. The dermatology competitive landscape is highly fragmented, with a large number of mid-size and smaller companies competing in both the prescription sector and the OTC and cosmeceutical sectors. With respect to the GI market, generic entrants continue to capture significant share for treatment of many GI conditions. In the area of irritable bowel syndrome (“IBS”) and opioid induced constipation (“OIC”), competitors have recently launched new competing products, which should increase the size of these markets and intensify competition. The market for Bausch + Lomb products is very competitive, both across product categories and geographies. In addition to larger diversified pharmaceutical and medical device companies, we face competition in the eye health market from mid-size and smaller, regional and entrepreneurial companies with fewer products in niche areas or regions.
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
For details regarding products that are facing generic competition, products that could potentially face generic competition, the corresponding potential revenue impact and infringement proceedings we initiated against potential generic competition, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Trends — Generic Competition and Loss of Exclusivity” of this Form 10-K. See Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for further details regarding certain infringement proceedings. See Item 1A. “Risk Factors” of this Form 10-K for additional information on our competition risks.
Manufacturing
We currently operate approximately 35 manufacturing sites worldwide, of which 24 are Bausch + Lomb facilities. We continue to make capital investments in these facilities as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Core Businesses” of this Form 10-K.
In the normal course of business, our products, devices and facilities are the subject of ongoing oversight and review by regulatory and governmental agencies, including general, for cause and pre-approval inspections by the relevant competent authorities where we have business operations. In August 2022, we received a non-compliant rating from Health Canada related to our pharmaceutical manufacturing facility in Laval, Quebec. This rating was received without any restrictive conditions on plant operations so the production of important treatments for Canadians and for export continues without interruption as we work on remediating the non-compliant rating.
Through the date of this filing, all of our global operations and facilities have the relevant operational good manufacturing practices certificates, and all Company products and all other operating sites are in good compliance standing with all relevant notified bodies and global health authorities. Further, all sites under FDA jurisdiction are rated as either No Action Indicated (where there was no Form 483 observation) or Voluntary Action Indicated (“VAI”) (where there was a Form 483 with one or more observations). In the case of VAI inspection outcomes, the FDA has accepted our responses to the issues cited, which will be verified when the agency makes its next inspection of those specific facilities. A Form 483 is issued at the end of each inspection when FDA investigators have observed any condition that in their judgment may constitute violations of current good manufacturing practices
We also subcontract the manufacturing of certain of our products, including products manufactured under the rights acquired from other pharmaceutical companies. Products representing approximately 22% of our product sales for 2022 are produced in total, or in part, by third-party manufacturers under manufacturing arrangements.
In some cases, the principal raw materials, including active pharmaceutical ingredients, used by us (or our third-party manufacturers) for our various products are purchased in the open market or are otherwise available from several sources. However, some of the active pharmaceutical ingredients and other raw materials used in our products and some of the finished products themselves are currently only available from a single source; or others may in the future become available from only one source. For example, with respect to some of our largest or most significant products, the supply of the finished product for each of our Siliq®, Duobrii®, Bryhali®, Lumify®, Trulance®, Vyzulta®, SofLens®, Wellbutrin XL®, Renu®, Xenazine®, Aplenzin®, Relistor® Oral and PureVision® products are only available from a single source and the supply of active pharmaceutical ingredient for each of our Siliq®, Duobrii®, Bryhali®, Trulance®, Vyzulta®, Xenazine®, Aplenzin®, and Relistor® Oral products are also only available from a single source. Any disruption in the supply of any such single-sourced active pharmaceutical ingredient, other raw material or finished product or an increase in the cost of such materials or products could adversely impact our ability to manufacture or sell such products, the ability of our third-party manufacturers to supply us with such products, or our profitability. We attempt to manage the risks associated with reliance on single sources of active pharmaceutical ingredient, other raw materials or finished products by carrying additional inventories or, where possible, developing second sources of supply. See Item 1A. “Risk Factors” for additional information on the risks associated with our manufacturing arrangements.
Our global supply team worked diligently to stay ahead of the challenges presented by the COVID-19 pandemic. See Item 7. “Management’s Discussion and Analysis — Impacts of COVID-19 Pandemic” for further information.

Human Capital Resources
In order to achieve our vision of being a trusted health care partner, we strive to ensure our employees around the world feel proud to be a part of Bausch Health Companies Inc.
As of December 31, 2022, we had approximately 19,900 employees, of which approximately 12,900 were Bausch + Lomb employees. We had approximately 10,300 employees in production, 6,600 in sales and marketing, 1,700 in general and administrative positions and 1,300 in R&D. These employees are located around the world, with 7,600 in the United States and Canada, 6,920 in Europe, 2,440 in Asia-Pacific countries, 2,110 in Latin America, 630 in Russia and Commonwealth of Independent State countries and 200 in the Middle East and Africa.
Collective bargaining exists for some employees in several countries in which Bausch + Lomb does business. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
In 2022 our turnover trended higher than our target turnover rate, but we have not experienced any significant disruption to date as a result of turnover.
Health, Safety and Wellness
Our employees’ health, safety, and wellness are important to us. On an ongoing basis, Bausch Health excluding Bausch + Lomb and Bausch + Lomb measure how well we are fostering the health and safety of our employees through our Days Away Rate (“DAR”), which is a standard used in our industry to capture the number of days that our employees are away from work as a result of a work-related injury or illness. For the year 2022, Bausch Health excluding Bausch + Lomb’s DAR was 17 days per 100 employees. This was higher than the goal we established for DAR of less than 7 days per 100 employees but was favorable to our industry’s average DAR of 24 days per 100 employees. The higher than target DAR was primarily attributable to two extended absences and DAR stabilized and trended downward in the 2nd half of 2022. In 2022, Bausch + Lomb’s DAR was 5.6, which met its goal not to exceed 7.17 and is far below similar industry standard DAR of 21.7.
We also recognize that physical, emotional and financial wellbeing are significant contributors to our employees’ success at work and home. We aim to support our employees in their everyday life by centering programs and activities around these three pillars of wellbeing. Across each of these pillars, we offer a range of resources to help our employees be healthy and feel successful in both their professional and personal lives, including through employee assistance programs.
Diversity and Inclusion
We are dedicated to fostering an inclusive work environment where everyone feels welcomed, supported and valued for their talents and contributions. Our Bausch Health Diversity, Equity & Inclusion (“DE&I”) strategy centers on connecting our employees to our Company, each other, and our communities to cultivate a sense of trust, respect and belonging for all.
We strive to advance candid conversations among employees regarding such key topics as inclusion, racism and gender equality. Through our diversity and inclusion training and education efforts, all employees have been provided with educational tools and resources to understand how to talk about these topics at work and how to become more aware of unconscious biases they may have. During 2022, all employees were invited to participate in interactive workshops on various topics including equitable leadership, understanding and managing conflict styles, building awareness, skills and confidence to support LGBTQ+ colleagues, and creating and fostering inclusive environments.
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
Total Rewards
Our total rewards philosophy is designed to attract, retain, motivate and engage our employees. We provide comprehensive and market competitive compensation and benefit programs across our geographies, aligning these programs with the interests of our shareholders and balancing appropriate risk taking. Collectively, these programs comprise our Total Rewards package.
Our compensation program includes base pay, short-term incentives and long-term incentives. We provide the opportunity for our employees to earn more when we deliver against objectives – both as a total company and individually. We also provide competitive benefit programs based on local practice in the countries where our employees work. Our programs include medical coverage, retirement benefits, paid time off, and life and other insurances.
Corporate Social Responsibility
We are proud to support the communities in which we live and work with their charitable initiatives. Bausch Health provides monetary and product donations to not for profit organizations for use in indigent care, public education, advocacy efforts, disaster relief or other charitable efforts. Bausch Health also provides grants to organizations that deliver independent, professional education initiatives for healthcare providers, including continuing medical education, as well as requests to provide funding or free product for investigator initiated studies.
We understand that some patients may face financial obstacles that can keep them from obtaining the prescription products they need. Bausch Health is committed to improving access to medications through our patient assistance programs. The purpose of the Bausch Health Patient Assistance Program is to provide eligible patients in the U.S. with certain of our prescription products where their financial circumstances or insurance status would otherwise interfere with their ability to access such products. If approved, patients receive their Bausch Health Companies Inc. prescription product(s) at no cost to them for up to one year and may be able to reapply to the program annually if they continue to meet eligibility requirements and have a valid prescription.
See Item 7. “Management’s Discussion and Analysis — Overview — Focus on Core Businesses — Improve Patient Access” for additional discussion regarding Company programs to address the affordability and availability of our products.
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
See Note 22, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for revenues and long-lived assets by geographic area.
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
Summary of Risk Factors
The following is a summary of the risk factors our business faces. The list below is not exhaustive, and investors should read this “Risk Factors” section in full. Some of the risks we face include:
•risks associated with the ongoing conflict between Russia and Ukraine and the export controls, sanctions and other restrictive actions that have been or may be imposed by the U.S., Canada and other countries against governmental entities in Russia, Belarus and parts of Ukraine;
•the effect of the COVID-19 pandemic on our business, financial condition, cash flows, and results of operations;
•the ongoing litigation and potential additional litigation, claims, challenges and/or regulatory investigations challenging or otherwise relating to the B+L IPO and the B+L Separation and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
•the impact on our business from the closing of the B+L IPO, the uncertainties with respect to the expected timing of completion of the B+L Separation, including the impact of a failure to maintain the tax-free treatment of such transaction, the continued reliance on Bausch + Lomb employees for certain transitional services, a failure to obtain replacement contracts, any actual or perceived conflict of interest of our directors and officers who also serve roles in Bausch + Lomb and the cross-indemnification obligations on us and Bausch + Lomb;
•the impacts on our business related to the suspension of the Solta IPO;
•the ongoing legal proceedings, investigations, and inquiries respecting certain of our historical distribution, marketing, pricing, disclosure and accounting practices;
•the impact of changes to our pricing practices, whether imposed, legislated or voluntary;
•the potential adverse impact of legal and governmental proceedings that are uncertain, costly and time-consuming;
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
•the effect of interest rate changes, including the discontinuation of the London Interbank Offered Rate (“LIBOR”);
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
•the impact of current and potential intellectual property litigation;

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
•the impact on our revenues and profits from generic products as a result of changes to regulatory policy;
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
•the impact of pricing controls, social or governmental pressure to lower the cost of drugs, and consolidation across the supply chain;
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
•risks associated with climate change;
•our ability to maintain adequate internal controls and to provide an assertion as to the effectiveness of such controls on an annual basis;
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
Risks Relating to the Russia and Ukraine conflict
As a result of the current conflict between Russia and Ukraine, including the recent invasion of Ukraine by Russia, the current and any future responses by the global community to such conflict and any counter responses by the Russian government or other entities or individuals, and the potential expansion of the conflict to other countries, we have begun to experience and may continue to experience an adverse impact on our business and operations in this region, as well as on our business and operations generally, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.
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
For 2022 and 2021, we derived approximately 2% of our revenues from sales of our products in Russia, less than 1% of our revenues from sales of our products in both Ukraine and Belarus. The conflict between Ukraine and Russia has begun to impact our business in the region, and we are continuously monitoring developments to assess any potential future impact that may arise. Given the nature of our products, we do not believe that the current sanctions and other measures imposed by the United States and other countries preclude us from conducting business in the region. However, we anticipate that the ongoing conflict in this region and the sanctions and other actions by the global community in response may continue to hinder our ability to conduct business with customers and vendors in this region. For example, we have experienced and may in the future experience disruption and delays in the supply of our products to our customers in Russia, Belarus and Ukraine. We have experienced and may in the future also experience decreased demand for our products in these countries as a result of the conflict and invasion. In addition, we may experience difficulties in collecting receivables from such customers. If we are hampered in our ability to conduct business with new or existing customers and vendors in this region, our business, and operations, including our revenues, profitability and cash flows, could be adversely impacted. Furthermore, if the sanctions and other retaliatory measures imposed by the global community change, we may be required to cease or suspend our operations in the region or, should the conflict worsen, we may voluntarily elect to do so. We cannot provide assurance that current sanctions or potential future changes in these sanctions or other measures will not have a material impact on our operations in Russia, Belarus and Ukraine. The disruption to, or suspension of, our business and operations in Russia, Belarus and Ukraine would adversely impact our business, financial condition, cash flows and results of operations in this region which may, in turn, materially adversely impact our overall business, financial condition, cash flows and results of operations, which impact could be material, and could cause the market value of our common shares to decline. Finally, we are also subject to risks if exchange controls were to be imposed that would limit the repatriation of profits from our operations in Russia. While we do not rely on profits or dividends from our Russian operations to fund our debt repayment or other business activities generally, as our operations from Russia primarily involve the sale of products purchased from our affiliates located outside of Russia, any exchange controls that would limit the purchase of or payment for products or goods from outside of Russia may have an adverse impact on our operations in Russia or the way we conduct business in Russia.
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
Risks Relating to COVID-19
The ongoing impact of the COVID-19 pandemic, the rapidly evolving reaction of governments, private sector participants and the public to that pandemic and/or the associated economic impact of the pandemic and the reactions to it, could adversely and materially impact our business, financial condition, cash flows and results of operations.
The ongoing impact of the COVID-19 pandemic, and the rapidly evolving reaction of governments, private sector participants and the public in an effort to contain the spread of COVID-19 (and variants thereof) and/or address its impacts have had significant direct and indirect effects on businesses and commerce generally, including disruption to supply chains, employee base and transactional activity, facilities closures and production suspensions, and significantly increased demand for certain goods and services, such as pandemic-related medical services and supplies, alongside decreased demand for others, such as retail, hospitality, travel and elective surgery.
As a result of the impact of COVID-19, we have experienced and may continue to experience delays in and postponement of our clinical trial programs, reduced demand for certain of our products due to the deferral of elective medical procedures and of doctor and dentist visits and restrictions on outpatient surgery and other medical procedures, and if such issues recur in the future, our results of operations may be adversely impacted as a result. In addition, certain of our facilities were temporarily closed in connection with the COVID-19 pandemic, and we have also experienced some disruptions to our supply chain as a result of challenges associated with the COVID-19 pandemic. Although we are not currently experiencing these effects, depending on future developments with respect to COVID-19, we may continue to experience those effects as a result of the pandemic, the emergence of new variants, the reactions of governments, private sector participants and the public to the pandemic and the associated disruption to business and commerce generally.
The extent and duration of the pandemic, the reactions of governments, private sector participants and the public to that pandemic and the associated disruption to business and commerce generally, and the extent to which these may impact our business, financial condition, cash flows and results of operations in particular, will depend on future developments which are highly uncertain and many of which are outside our control and cannot be predicted with confidence. Such developments include the ultimate geographic spread and duration of the pandemic, the availability and effectiveness of vaccines for COVID-19, vaccine hesitancy, the extent and duration of a resurgence of the COVID-19 virus and variant strains thereof, new information which may emerge concerning the severity of COVID-19, the effectiveness and intensity of measures to contain COVID-19 and/or address its impacts, and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have a significant adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline and may exacerbate other risk factors disclosed in this Item 1A. “Risk Factors.”

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
The B+L Separation, including a distribution of all or a portion of our remaining equity interest in Bausch + Lomb to our shareholders, is subject to challenge, which could delay or prevent the consummation of such transactions or cause them to occur on worse terms than we currently expect. For example, in March 2022, the Company and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in the Company’s common shares and debt securities who are also maintaining individual securities fraud claims against the Company and certain of its current or former officers and directors. This action seeks a declaratory judgment that alleged transfers of certain Company assets to Bausch + Lomb would constitute a voidable transfer under the New Jersey Voidable Transactions Act and that Bausch + Lomb would be liable for damages, if any, awarded against the Company in the individual opt-out actions. In addition, the Company could, in the future, face additional legal proceedings and investigations and inquiries by governmental agencies relating to these or similar matters. For more information regarding legal proceedings, see Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements elsewhere in this Form 10-K.
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
The B+L Separation is subject to uncertainties
Unanticipated developments, including disruptions to business and commerce induced by the COVID-19 pandemic, changes in market conditions, possible delays in obtaining any necessary shareholder, stock exchange, regulatory or other approval or the failure to obtain any such approvals, possible delays in obtaining any required tax opinions or rulings or the failure to obtain any such tax opinions or rulings, that a portion of Bausch Health’s ownership of Bausch + Lomb is pledged as collateral securing the 9.00% Intermediate Holdco Secured Notes, negotiating challenges, the uncertainty of the financial markets, changes in the law, and other challenges could delay or prevent the completion of the B+L Separation (including the Distribution, as defined below), result in changes to the anticipated structure of the B+L Separation, or cause the B+L Separation to occur on terms or conditions that are different or less favorable than expected. Any changes to the B+L Separation or delay in completing the B+L Separation could cause us not to realize some or all of the expected benefits or realize them on a different timeline than expected. Further, our Board of Directors could decide, either because of a failure to satisfy conditions or because of market or other factors, to delay, abandon or alter the structure or terms of the B+L Separation. No assurance can be given as to whether and when the full B+L Separation will occur, on what terms the B+L Separation will occur or whether the B+L Separation will achieve the benefits we expect. As a result, there can be no assurance as to the timing of the completion of the B+L Separation or its structure or terms.
Even if the B+L Separation is completed, we may not be able to achieve the full strategic and financial benefits expected to result from the B+L Separation. The B+L Separation is expected to unlock value by creating an independent business and distinct investment identity with enhanced strategic and management focus that allows more efficient allocation of resources and capital. In addition, though the proceeds from the B+L IPO facilitated further reductions in the aggregate amount of our outstanding indebtedness, we may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (i) Bausch + Lomb may prove to be less valuable on an independent basis than we anticipate, including because it is more susceptible to economic downturns and other adverse events than if it were still a part of the Company and because its business will be less diversified than the Company’s business prior to the B+L Separation and (ii) other actions required to separate the respective businesses could disrupt our operations.
The completion of the B+L Separation has and will continue to require significant resources, time and attention from our senior management and employees, which could cause distractions and divert attention and resources away from other projects and the day-to-day operation of our business. We may also experience increased difficulties in attracting, retaining, and motivating management and employees during the pendency of the B+L Separation and following its completion. For more information on these and other related risks, see Item 1A. “Risk Factors—Employment-related Risks” of this Form 10-K. The

B+L Separation, whether or not completed, may also have an adverse impact on our relationships with our customers, suppliers and other business counterparties. The price of our common shares could also fluctuate significantly in response to developments or market speculation related to the B+L Separation. The B+L Separation, if completed, may also have the effect of exacerbating other risk factors disclosed in this Item 1A. “Risk Factors.”
We have already incurred expenses in connection with the B+L Separation, and expect that the process of completing the B+L Separation will be time-consuming and involve significant additional costs and expenses, which may not yield a discernible benefit if the B+L Separation is not completed on the timeline and terms currently anticipated or at all. In addition, if the B+L Separation is not completed or if it is delayed or restructured, we will still be required to pay certain costs and expenses incurred in connection therewith, such as legal, accounting, and other professional and advisory fees. Furthermore, the B+L Separation, if completed, is expected to result in dyssynergy costs, which may be greater than we anticipate and/or may be significant. In addition, we could be subject to legal proceedings or other claims challenging the B+L Separation, which could result in substantial costs and liability and also divert management’s attention and resources, any of which could harm our business.
Any of the above factors could cause the B+L Separation (or the failure to consummate the B+L Separation) to have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
If the distribution of the shares in Bausch + Lomb (the “Distribution”) proceeds pursuant to the Arrangement, to preserve the tax-free treatment of certain transactions related to the Distribution, we may not be able to engage in certain transactions. In such case, we could incur significant tax liabilities, or be liable to Bausch + Lomb, if certain transactions occur which result in these transactions or the Distribution being subject to tax. The application of certain requirements of the public company “butterfly reorganization” rules in Section 55 of the Canadian Tax Act depend on events that may not be within our control.
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
In connection with the B+L Separation, we will continue to rely on Bausch + Lomb for certain services, which services may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.
In connection with the B+L Separation, we anticipate that we and Bausch + Lomb will provide to each other certain services for a transitional period in exchange for certain agreed-upon fees. If we no longer receive these services from Bausch + Lomb due to the termination or expiration of these transitional services, we may not be able to perform these services ourselves and/or find appropriate third-party arrangements at a reasonable cost (and any such costs may be higher than those charged by Bausch + Lomb). In addition, in connection with the B+L Separation, we expect that a number of the employees that support our business (which number of employees may be significant) will be employed by legal entities that are owned by Bausch + Lomb and not by us.

Certain contracts used in our business may need to be replaced in connection with the B+L Separation and failure to obtain such replacement contracts could increase our expenses or otherwise adversely affect our results of operations.
In connection with the B+L Separation, we may be required to replace certain shared contracts. It is possible that, in connection with the replacement process, some parties may seek more favorable contractual terms from us. If we are unable to obtain such replacement contracts, the loss of these contracts could increase our expenses or otherwise materially adversely affect our business, results of operations and financial condition.
In connection with the B+L Separation, some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in Bausch + Lomb, and/or because they also serve as officers or directors of Bausch + Lomb.
Because of their positions with Bausch + Lomb, in connection with the B+L Separation, some of our directors and executive officers may own common shares of Bausch + Lomb or have options to acquire shares of Bausch + Lomb, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, in connection with the B+L Separation, certain of our current or former officers and directors will also serve as officers or directors of Bausch + Lomb. A director who has a material interest in a matter before our Board of Directors or any committee on which he or she serves is required to disclose such interest as soon as the director becomes aware of it in accordance with applicable law. In situations where a director has a material interest in a matter to be considered by our Board of Directors or any committee on which he or she serves, such director may be required to excuse himself or herself from the meeting while discussions and voting with respect to the matter are taking place. Although all transactions with related parties will be approved by independent members of our Board of Directors that may meet in the absence of senior executive officers or non-independent directors, the ownership of Bausch + Lomb equity or service to Bausch + Lomb may create the appearance of conflicts of interest when the Bausch + Lomb-affiliated directors and officers are faced with decisions that could have different implications for Bausch + Lomb or us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between Bausch + Lomb and us regarding the terms of the B+L Separation. Potential conflicts of interest could also arise if we enter into commercial arrangements with Bausch + Lomb in the future. As a result of these actual or apparent conflicts, we may be precluded from pursuing certain growth initiatives. While the Board of Directors believes that, given its size and structure, such actual or potential conflicts of interest can be managed adequately, including that the independent members of our Board of Directors may meet in the absence of senior executive officers or non-independent directors in respect of the relevant matter, the actual or perceived conflicts of interest that may arise could cause reputational or other harm.
In connection with the B+L Separation and the various separation-related agreements entered into by us and Bausch + Lomb in connection with the proposed transaction, we have agreed to indemnify Bausch + Lomb, for certain liabilities, and Bausch + Lomb has agreed to indemnify us for certain liabilities. However, there can be no assurance that Bausch + Lomb’s indemnity will be sufficient to insure us against the full amount of such liabilities, or that Bausch + Lomb’s ability to satisfy its indemnification obligation will not be impaired in the future.
In connection with the various separation-related agreements entered into between Bausch + Lomb and us in connection with the B+L Separation, Bausch + Lomb, agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity from Bausch + Lomb will be sufficient to protect us against the full amount of such liabilities, or that Bausch + Lomb will be able to fully satisfy its indemnification obligations in the future. Even if we ultimately succeed in recovering from Bausch + Lomb any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows. Furthermore, any indemnification claim against us by Bausch + Lomb, including for a breach of the tax-related covenants described above, could be substantial, may not be able to be satisfied and may have a material adverse effect on us. Each of these risks could also negatively affect our business, financial condition, results of operations and cash flows.
We suspended our plan to pursue an IPO of our Solta Medical device aesthetics business.
On August 3, 2021, we announced that we intended to pursue an IPO of Solta Medical. The proposed Solta IPO would establish Solta Medical as a separate publicly traded company that consists of our medical aesthetics business. On June 16, 2022, we announced the suspension of the Solta IPO. Accordingly, the Solta IPO will not be completed in accordance with the previously-anticipated timeline and if resumed, will involve significant time, expense, and distraction, any of which could disrupt or have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

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
While we have successfully settled or otherwise resolved a number of legacy legal proceedings, investigations and inquiries relating to, among other things, our disclosure and accounting practices and our former relationship with Philidor, including the securities class action litigation matters in both the U.S. and Canada, the investigation by the SEC, the investigation order from the Autorité des marches financiers (the “AMF”) (our principal securities regulator in Canada) and certain derivative lawsuits, we are currently still the subject of a number of other ongoing legal proceedings and investigations and inquiries by governmental agencies, including, but not limited to, the following: (i) a number of pending securities litigations, including certain opt-out actions in the U.S. (related to the U.S. Securities Litigation which has been settled), and in Canada (related to the securities class action litigation in Canada which has been settled), the allegations of which relate to, among other things, allegedly false and misleading statements by the Company and/or failures to disclose information about our business and prospects, including relating to drug pricing, our policies and accounting practices, our use of specialty pharmacies, and our former relationship with Philidor and (ii) a lawsuit brought against the Company in the Superior Court of New Jersey asserting claims for common law fraud, negligent misrepresentation, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act. In addition, we could, in the future, face additional legal proceedings and investigations and inquiries by governmental agencies relating to these or similar matters. For more information regarding legal proceedings, see Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements.
We are unable to predict how long such proceedings, investigations and inquiries will continue, but we anticipate that we will continue to incur significant costs in connection with some or all of these matters and that some or all of these proceedings, investigations and inquiries will result in a substantial distraction of management’s time, regardless of the outcome. Some or all of these proceedings, investigations and inquiries will likely result in damages, settlement payments (such as the $1,210 million payment made by the Company in connection with the previously settled U.S. Securities Litigation), fines, penalties, consent orders or other administrative sanctions (including exclusion from federal programs) against the Company and/or certain of our directors and officers, any of which could be material, or in changes to our business practices, which, in turn, may result in or may contribute to an inability by us to meet the financial covenant contained in our 2022 Amended Credit Agreement (as defined below). Furthermore, publicity surrounding these proceedings, investigations and inquiries or any enforcement action as a result thereof, even if ultimately resolved favorably for us could result in additional investigations and legal proceedings. As a result, these proceedings, investigations and inquiries could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
We are under scrutiny with respect to our historical business practices (including with respect to past pricing practices), including various securities litigations, including certain opt-out actions in the U.S. (related to the previously settled securities class action) and in Canada (related to the settled securities class action), and certain other lawsuits. We are unable to predict how such proceedings, investigations and inquiries will impact our current business practices, including with respect to pricing, or the prices of our products, including whether we will be required to impose pricing freezes or controls, pricing reductions (including on a retroactive basis) or other price regulation for some or all of our products.
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
Debt-related Risks
Our 2022 Amended Credit Agreement and the indentures governing our senior notes impose restrictive covenants on us. Our failure to comply with these covenants could trigger events, which could result in the acceleration of the related debt, a cross-default or cross-acceleration to other debt, foreclosure upon any collateral securing the debt and termination of any commitments to lend, each of which would have a material adverse effect on our business, financial condition, cash flows and results of operations and would cause the market value of our common shares and/or debt securities to decline and could lead to bankruptcy or liquidation.
Our 2022 Amended Credit Agreement (as defined below) and the various indentures governing our senior notes contain covenants that restrict the way we conduct business and require us to satisfy certain financial tests in order to incur debt or take other actions. For example, the 2022 Amended Credit Agreement contains a financial covenant that requires us to maintain a certain financial ratio at fiscal quarter end.
The Company’s 2022 Amended Credit Agreement contains a specified quarterly financial maintenance covenant (consisting of a first lien leverage ratio). As of December 31, 2022, we were in compliance with this financial maintenance covenant. However, we can make no assurance that we will be able to comply with the restrictive covenants contained in the 2022 Amended Credit Agreement and indentures in the future. Based on our current forecast for the next twelve months from the date of issuance of this Form 10-K, we expect to remain in compliance with this financial maintenance covenant and meet our debt obligations over that same period. In the event that we perform below our forecasted levels, we may also implement certain additional cost-efficiency initiatives, such as rationalization of selling, general and administrative expenses (“SG&A”) and R&D spend, which would allow us to continue to comply with the financial maintenance covenant. The Company may consider taking other actions, including divesting other businesses, refinancing debt, issuing equity or equity-linked securities as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenant and meeting its debt service obligations, or may negotiate with the applicable lenders for an amendment or modification to such covenant, as deemed appropriate. However, we cannot guarantee that any of the above-noted actions would be achieved. If we perform below our forecasted levels and the actions referenced above are not effective, we would fail to comply with our financial maintenance covenant. In that instance, we would be in default, and our lenders would be permitted to accelerate our debt unless we could obtain an amendment. If our debt was accelerated, we would not have sufficient funds to repay our debt absent a refinancing, and we cannot provide assurance that we would be able to obtain a refinancing.
Our inability to comply with the covenants in our debt instruments could lead to a default or an event of default under the terms thereof, for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under our 2022 Amended Credit Agreement and holders of our senior notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver. If an event of default is not cured or is not otherwise waived, a majority of lenders in principal amount under our 2022 Amended Credit Agreement or the trustee or holders of at least 25% in principal amount of a series of our senior notes may accelerate the maturity of the related debt under these agreements, foreclose upon any collateral securing the debt and terminate any commitments to lend, any of which would have a material adverse effect on our business, financial condition, cash flows and results of operations and would cause the market value of our common shares and/or debt securities to decline. Furthermore, under these circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations and we may be unable to obtain alternative financing on terms acceptable to us or at all. In such circumstances, we could be forced into bankruptcy or liquidation and, as a result, investors could lose all or a portion of their investment in our securities.
On May 10, 2022, the Company and certain of its subsidiaries entered into a Second Amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit and Guaranty Agreement (as amended by the Second Amendment, the “2022 Amended Credit Agreement”). The 2022 Amended Credit Agreement provides for a new term loan facility with an aggregate principal amount of $2,500 million (“the 2027 Term Loan B Facility”) maturing on February 1, 2027 and a new $975 million revolving credit facility (the “2027 Revolving Credit Facility”) that will mature on the earlier of February 1, 2027 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and Bausch Health Americas, Inc. ("BHA") in an aggregate principal amount in excess of $1,000 million. After giving effect to the Second Amendment, the 2023 Revolving Credit Facility, June 2025 Term Loan B Facility and November 2025 Term Loan B Facility were refinanced (such refinancing, the “Credit Agreement Refinancing”), along with certain of the Company’s existing senior notes, using net proceeds from the borrowings under the 2027 Term Loan B Facility, the B+L IPO and the B+L Debt Financing (as defined below) and available cash on hand. As of December 31, 2022, the Company had drawn $470 million on the 2027 Revolving Credit Facility. The Credit Agreement Refinancing, among other things, permitted us to designate Bausch + Lomb as an “unrestricted” subsidiary of the 2022 Amended Credit Agreement covenants upon achievement of a 7.60:1.00 pro forma “Remainco Total Leverage Ratio.” On November 29, 2022, the Company designated 1261229 B.C. Ltd., the entity that directly or indirectly holds 88.7% of the issued and outstanding shares of Bausch + Lomb, as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s debt documents. In connection therewith, all of the subsidiaries of 1261229 B.C. Ltd., including Bausch + Lomb and its subsidiaries, are also now unrestricted subsidiaries of the Company and, as a result, are no longer subject to the covenants under the Bausch Health debt documents, and the earnings and debt of Bausch + Lomb, as defined in the relevant debt documents, are also not included in the calculation of the Company’s financial maintenance covenant.

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
We have a significant amount of indebtedness. For details regarding our debt and the maturity dates thereof, see Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements. Our ability to satisfy our debt obligations, will depend principally upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt. If we do not generate sufficient cash flow to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Alternatively, as we have done in the past, we may also elect to refinance certain of our debt, for example, to extend maturities. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. If we are unable to access the capital markets, whether because of the condition of those capital markets or our own financial condition or reputation within such capital markets, we may be unable to refinance our debt. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, given our capital structure, any refinancing of our senior unsecured debt may be with secured debt, thereby increasing our first lien and/or secured leverage ratios. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms, or at all, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
The agreements governing our indebtedness contain restrictive covenants which impose certain limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur, prohibitions on incurring additional debt if certain financial covenants are not met and restrictions on our ability to make certain investments and other restricted payments. Any additional debt, to the extent we are able to incur it, may further restrict the manner in which we conduct business. Such restrictions, prohibitions and limitations could impact our ability to implement elements of our strategy, including in the following ways:
•our flexibility to plan for, or react to, competitive challenges in our business and the pharmaceutical and medical device industries may be compromised;
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
Our senior secured credit facilities bear interest based on a term Secured Overnight Financing Rate (“SOFR”) or U.S. Prime Rate, or Federal Funds effective rate (for U.S. dollar loans) and Canadian Prime Rate or Canada Bankers’ Acceptance Rate (for Canadian dollar loans). Thus, a change in the short-term interest rate environment (especially a material change) could have an adverse effect on our business, financial condition, cash flows and results of operations (which adverse effect could be material) and could cause the market value of our common shares and/or debt securities to decline. As of December 31, 2022, we did not have any outstanding interest rate swap contracts.
Employment-related Risks
The transition of our key management positions in connection with the B+L IPO will be critical to our success, and the failure to successfully manage this transition could adversely impact our business.
In connection with the B+L IPO, we appointed a new chief executive officer, chief financial officer, general counsel and other executives and key employees. In addition, the current CEO of Bausch + Lomb is expected to depart pursuant to the previously announced separation agreement. Bausch + Lomb recently announced that they have appointed a new Chairman of the Board of Directors and CEO, effective March 6, 2023. The transition may be difficult to manage and Bausch + Lomb cannot guarantee that the new CEO and Chairman of the Board will efficiently transition into these new roles or ultimately be successful in such roles. The departure of key leadership personnel often results in the loss of significant knowledge and experience, and the ability of our new management to quickly expand their knowledge of our business will be critical to their ability to make informed decisions about our strategy and operations.
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
We must continue to retain and motivate our executives and other key employees, and to recruit other executives and employees, in order to strengthen our management team and workforce. Our ability to retain or recruit executive and other key employees may be hindered or delayed by, among other things, competition from other employers who may be able to offer more attractive compensation packages, the reputational challenges the Company has faced as a result of historical issues and may in the future continue to face and the perceived or actual uncertainty created by the B+L Separation, the changes to our executive team in connection with the B+L IPO. A failure by us to retain, motivate and recruit executives and other key employees or the unanticipated loss of the services of any of these executives or key employees for any reason, whether temporary or permanent, could create disruptions in our business, could cause concerns and instability for management and employees, current and potential customers, credit rating agencies and other third parties with whom we do business and our shareholders and debt holders and could cause concern regarding our ability to execute our business strategy or to manage operations in the manner previously conducted and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Furthermore, as a result of any failure to retain, or loss of, any executives or key employees, we may experience increased costs in order to identify and recruit a suitable replacement in a timely manner (and, even if we are able to hire a qualified successor, the search process and transition period may be difficult to manage and result in additional periods of uncertainty), which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, once identified and recruited, the transition of new executives and key employees may be difficult to manage, and we cannot guarantee that new executives and employees will efficiently transition into their roles or ultimately be successful in their roles. Finally, as a result of changes in our executives and key employees, there may be changes in the way we conduct our business, as well as changes to our business strategy. We cannot predict what these changes may involve or the timing of any such changes and how they will impact our product sales, revenue, business, financial condition, cash flows or results of operations, but any such changes could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Any of these factors could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act into law, which includes implementation of a new alternative minimum tax, an excise tax on stock buybacks and significant tax incentives for energy and climate initiatives, among other provisions. The corporate alternative minimum tax (“CAMT”) imposes a minimum tax on the adjusted financial statement income (“AFSI”) for “applicable corporations” with average annual AFSI over a three-year period in excess of $1 billion. A corporation that is a member of a foreign-parented multinational group, as defined, must include the AFSI (with certain modifications) of all members of the group in applying the $1 billion test, but would only be subject to CAMT if the three-year average AFSI of its U.S. members, US trades or business of foreign group members that are not subsidiaries of U.S. members, and foreign subsidiaries of U.S. members exceeds $100 million. We currently do not believe this will have a significant impact on our tax results but will continue to evaluate the law and its provisions.
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The Inclusive Framework plan has now been agreed to by 141 OECD members, including several countries which did not agree to the initial plan. Under pillar one, taxing rights over multinational businesses with global turnover above €20 billion and a profit margin above 10% will generally be re-allocated to market jurisdictions. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must now be implemented by the OECD Members who have agreed to the plan, effective in 2023. On December 20, 2021, the OECD published model rules to implement the pillar two rules, which are generally consistent with agreement reached by the Inclusive Framework in October 2021. On December 13 2022, the European Union member states reached an agreement to implement pillar two rules. The rules are expected to be transposed into domestic laws in 2023 with certain elements becoming effective for fiscal years beginning on or after December 31, 2023. On February 1, 2023, the Inclusive Framework released a package of technical and administrative guidance on the implementation of pillar two, including the scope of companies that will be subject to the Global Anti-Base Erosion Rules, transition rules, and guidance on domestic minimum taxes that countries may choose to adopt, among other topics. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. While we are unable to predict when and how the Inclusive Framework agreement will be enacted into law in these countries, it is possible that the implementation of the Inclusive Framework agreement, including the global minimum corporate tax rate, could have a material effect on our liability for corporate taxes and our consolidated effective tax rate. On February 1, 2023, the US Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. On April 19, 2021, the Canadian federal government delivered its 2021 budget which contained proposed measures related to limitations on interest deductibility and changes in relation to international taxation. Draft legislative proposals pertaining to interest deductibility were initially released for public comment on February 4, 2022, with revised legislative proposals subsequently released on November 3, 2022. The proposed rules on interest deductibility are expected to be effective no earlier than January 1, 2024. The proposed rules and their application are complex and could have a material adverse impact on our consolidated effective tax rate and financial results in future years if enacted as drafted. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate and such implementation of the Inclusive Framework agreement, including the global minimum corporate tax rate could have a material effect on our liability for corporate taxes and our consolidated effective tax rate.
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
See Note 17, “INCOME TAXES” to our audited Consolidated Financial Statements.
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
Without exclusivity protection, competitors and other third parties (including generics and biosimilars) face fewer barriers in introducing competing products. Upon the expiration or loss of patent exclusivity or regulatory exclusivity for our products or otherwise upon the introduction of generic, biosimilar or other competitors (which may be sold at significantly lower prices than our products), we could lose a significant portion of sales and market share of the applicable products in a very short period and, as a result, our revenues could be lower. In addition, the introduction of generic and biosimilar competitors may have a significant downward pressure on the pricing of our branded products which compete with such generics and biosimilars. Where we have the rights, we may elect to launch an authorized generic of such product (either ourselves or through a third party) prior to, upon or following generic entry, which may mitigate a portion of the anticipated decrease in product sales; however, even with the launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material. The introduction of competing products (including generic products and biosimilars) could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

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
Further, the pharmaceutical and medical device industries historically have generated substantial litigation concerning the manufacture, use and sale of products and we expect this litigation activity to continue. As a result, we expect that patents related to our products will be routinely challenged, and the validity or enforceability of our patents may not be upheld. In order to protect or enforce patent rights, we may initiate litigation against third parties. Our patents may also be challenged in administrative proceedings in the United States Patent and Trademark Office and patent offices outside of the United States. If we are not successful in defending an attack on our patents and maintaining exclusive rights to market one or more of our products still under patent protection, we could lose a significant portion of sales in a very short period. Even in cases where we prevail in an infringement claim, legal remedies available for harm caused to us may not be sufficient to make us whole. We may also become subject to, or threatened with, legal proceedings and infringement claims by third parties and may have to defend against charges that we infringed, misappropriated or otherwise violated patents or the intellectual property or proprietary rights of third parties. Third parties may also request a preliminary or permanent injunction from a court of law to prevent us from marketing a product. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. If we are found to infringe, misappropriate or otherwise violate the intellectual property rights of others, we could lose our right to develop, manufacture or sell products, including our generic products, or could be required to pay monetary damages or royalties to license proprietary rights from third parties, which could be substantial and include treble damages and attorneys’ fees, if we are found to willfully infringe any intellectual property rights of others. However, we may not be able to obtain any required license from any third party on commercially reasonable terms or at all. Any of the foregoing events could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. For more information, see Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements.
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
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the value of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors or other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development collaborations that would help us commercialize our product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects and could cause the market value of our common shares and/or debt securities to decline.
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
Risks Relating to Our Business Strategy
We have previously made commitments and public statements with respect to limitations on pricing increases for certain of our products. These pricing decisions, or decisions to increase prices, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We formed a Patient Access and Pricing Team which is committed to maintaining patients ability to access our branded prescription pharmaceutical products. All future pricing actions will be subject to review by the Patient Access and Pricing Team.
At this time, we cannot predict what specific pricing changes the Pricing Team will make for the remainder of 2023 or beyond nor can we predict what other changes in our business practices we may implement with respect to pricing (such as imposing limits or prohibitions on the amount of pricing increases we may take on certain of our products or taking retroactive or future price reductions). We also cannot predict the impact such pricing decisions or changes will or would have on our business. However, any such changes could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Each of these divestitures has been time-consuming and has diverted management’s attention. As a result of these divestitures (and others we may complete in the future), we may experience lower revenue and lower cash flows from operations. In addition, as was the case with our sale of our Sprout Pharmaceuticals subsidiary, we may recognize a loss on sale in connection with such divestitures. We may also suffer adverse tax consequences as a result of such divestitures, including capital gains tax or the accelerated use of NOLs or other attributes. Furthermore, divesting certain of our businesses or assets may require us to incur restructuring charges, and we may not be able to achieve the cost savings that we expect from any such restructuring efforts or divestitures. Any such divestiture could reduce the size or scope of our business, our market share in particular markets, our opportunities with respect to certain markets, products or therapeutic categories or our ability to compete in certain markets and therapeutic categories. Furthermore, we will be required to use the net proceeds (or substantial portions thereof) from certain asset sales to repay the term loans under the 2022 Amended Credit Agreement, subject to certain reinvestment rights.
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
Historically, part of our business strategy included acquiring and integrating complementary businesses, products, technologies or other assets. As part of our current business strategy, we again are seeking to complete certain acquisitions of assets, products and businesses, including by way of in-license arrangements, although not at the volume and pace that we did historically. Acquisitions or similar arrangements may be complex, time consuming and expensive. We may not consummate some negotiations for acquisitions or other arrangements, which could result in significant diversion of management and other employee time, as well as substantial out-of-pocket costs. In addition, there are a number of risks and uncertainties relating to our closing transactions. If such transactions are not completed for any reason, we will be subject to several risks, including the following: (i) the market price of our common shares may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a negative perception by the market of us generally and a decline in the market price of our common shares and (ii) many costs relating to such transactions may be payable by us whether or not such transactions are completed.
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
We market our pharmaceutical products to physicians, hospitals, pharmacies and wholesalers through our own sales force and sell through wholesalers. In some markets, we additionally sell directly to physicians, hospitals and large drug store chains and we sell through distributors in countries where we do not have our own sales staff. We have developed and strive to maintain strong relationships with members of each of these groups who assist in product research and development and advise us on how to satisfy the full range of consumer needs. We rely on these groups to educate their patients and other members of their organizations regarding our products. Consumers in the pharmaceutical industry, particularly the contact lens and lens care customers in the eye health industry, have a tendency not to switch products regularly and are repeat consumers.
We have historically benefitted from our strong relationships with these physicians, hospitals, pharmacies and wholesalers. Our ability to maintain strong relationships is essential to our future performance; however, we may not be able to maintain these relationships in the future. The success of certain of our products, particularly our vision care products, is impacted by a physician’s initial recommendation of such products and a consumer’s initial choice to use such products. As a result, the failure of certain of our products, particularly in our vision care business, to retain the support of pharmaceutical professionals, hospitals or group purchasing organizations and to retain the support of the end-users and the distributors and retailers to whom we sell such products, could have a material adverse effect on our sales and profitability.
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
Our marketed products will be subject to ongoing regulatory review.
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
If we fail to comply with the regulatory requirements in those countries where our products are sold, we could lose our marketing approvals or be subject to fines or other sanctions. Also, as a condition to granting marketing approval of a product, the applicable regulatory agencies may require a company to conduct additional clinical trials or remediate Current Good Manufacturing Practice (“CGMP”) issues, the results of which could result in the subsequent loss of marketing approval, changes in product labeling or new or increased concerns about side effects or efficacy of a product.
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
While EU law is applicable in Northern Ireland, the UK Medical Devices Regulations 2002/68 also need to be complied with in Great Britain. Medical device manufacturers who have CE marked devices will be able to continue to place them on the market in the whole of the United Kingdom (the “UK”) until July 1, 2023 without a change in labeling. After that, devices destined for Great Britain will be required to follow the UK regulatory regime and to be labeled with the UKCA mark. Northern Ireland will, however, continue to accept CE marked devices. There are some additional requirements for manufacturers who are based outside the UK such as the requirement to appoint a UK Responsible Person (“UKRP”) to take on certain regulatory responsibilities with respect to the Medicines and Healthcare products Regulatory Agency (“MHRA”) and users or customers in the UK. To enable devices to be placed on the market in the UK after January 1, 2022 (even for CE marked devices), a UK manufacturer must register with the MHRA, as must a UKRP for an overseas manufacturer. Such registering entity will then register each of the devices for which they are responsible for placing on the market in the UK, whether in Great Britain or Northern Ireland. This may create added expense and challenges as explained below.
Until May 25, 2021, our products bearing a CE mark could be exported from the EEA to Switzerland. However, as of May 26, 2021, the EU no longer applies the Mutual Recognition Agreement between the EEA and Switzerland. Accordingly, legal manufacturers in Switzerland are required to appoint a European Union authorized representative, and manufacturers outside of Switzerland are required to appoint a Swiss authorized representative in compliance with the Medical Device Ordinance. As a consequence, we have been required to appoint an authorized representative in Switzerland in order to export our CE-marked medical devices to Switzerland. Additionally, the name and address of the Swiss authorized representative must be placed on the packaging. This has created added expenses and challenges.
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
Our revenues and profits from generic products may decline as a result of changes in regulatory policy.
In addition, the U.S. Congress and various state legislatures in the U.S. have passed, or have proposed passing, legislation that could have an adverse impact on pharmaceutical manufacturers’ ability to: (i) settle litigation initiated pursuant to the Hatch-Waxman Act and Biologics Price Competition and Innovation Act (“BPCIA”), (ii) secure the full benefit of first-to-file regulatory approval status secured under the Hatch-Waxman Act and (iii) change the value of the brand products prior to the launch of generic versions. The Hatch-Waxman Act and BPCIA create various pathways for generic drug manufacturers to secure accelerated approvals of their abbreviated new drug applications and abbreviated biologics license applications. The new laws and proposals from the federal and state governments could serve to change, directly and indirectly, the Hatch-Waxman Act and BPCIA, including the incentives to develop generic and biosimilar products, as well as the ability of generic manufacturers to accelerate the launch of their new generic and biosimilar products. They also could impact the ability of brand manufacturers to protect their investments in the intellectual property associated with their branded specialty and innovative biologic products. We continue to monitor these legislative developments and advocate for policies that support both innovation and access to high quality medicines for patients.
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
Some components and raw materials used in our manufactured products, and some finished products sold by us, are currently available only from one or a limited number of domestic or foreign suppliers. For example, with respect to some of our largest or most significant products, the supply of the finished product for each of our Siliq®, Duobrii®, Bryhali®, Lumify®, Trulance®, Vyzulta®, SofLens®, Wellbutrin XL®, Renu®, Aplenzin®, Xenazine®, Relistor® Oral and PureVision® products are only available from a single source and the supply of active pharmaceutical ingredient for each of our Siliq®, Duobrii®, Bryhali®, Trulance®, Vyzulta®, Xenazine®, Aplenzin® and Relistor® Oral products are also only available from a single source. In the event an existing supplier fails to supply product on a timely basis and/or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or we are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we may be unable to obtain the required components, raw materials or products on a timely basis or at commercially reasonable prices. We attempt to mitigate these risks by maintaining safety stock of these products, but such safety stock may not be sufficient. In addition, in some cases, only a single source of active pharmaceutical ingredient is identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval, which would involve time and expense to us. A prolonged interruption in the supply of a single-sourced raw material, including the active pharmaceutical ingredient, or single-sourced finished product could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, these third-party manufacturers may have the ability to increase the supply price payable by us for the manufacture and supply of our products, in some cases without our consent.
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
We balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence because of changing customer requirements, fluctuating commodity prices, changes to our products, product transfers or the life-cycle of our products. In order to successfully manage our inventories, we must estimate demand from our customers and produce products that substantially correspond to that demand. If we fail to adequately forecast demand for any new or existing product or fail to determine the appropriate product mix for production purposes, we may face production capacity issues in manufacturing sufficient quantities of a given product. In addition, failures in our information technology systems or human error could also lead to inadequate forecasting of our overall demand or product mix.
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
Due to the lead times necessary to obtain and install new equipment and ramp up production of product lines, if we fail to adequately forecast the need for additional manufacturing capacity, whether for new or existing products, we may be unable to scale production in a timely manner to meet demand for our products. In addition, the technically complex manufacturing processes required to manufacture many of our products increase the risk of production failures and can increase the cost of producing our goods. As a result, because the production process for many of our products is complex and sensitive, the cost of production and the chance of production failures and lengthy supply interruptions is increased, which can have a substantial impact on our inventory levels.
Finally, a significant portion of our products are sold to major health care distributors and major retail chains in Canada, the United States and abroad. Consequently, our sales and quarterly growth comparisons, as well as our estimates for required inventory levels, may be affected by fluctuations in the buying patterns of major distributors, retail chains and other trade buyers. These fluctuations may result from seasonality, pricing, large retailers’ and distributors’ buying decisions or other factors. If we overestimate demand and produce too much of a particular product, we face a risk of inventory obsolescence, leaving us with inventory that we cannot sell profitably or at all. In addition, we may have to write down such inventory if we are unable to sell it for its recorded value. Conversely, if we underestimate demand and produce insufficient quantities of a product, we could be forced to produce that product at a higher price and forego profitability in order to meet customer demand. For example, if a competitor initiates a recall and there is an unexpected increase in the demand for our products, we may not be able to meet such increased demand. Insufficient inventory levels may lead to shortages that result in loss of sales opportunities altogether as potential end-customers turn to competitors' products that are readily available. If any of these situations occur frequently or in large volumes or if we are unable to effectively manage our inventory and that of our distribution partners, this could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
▪ongoing regulatory obligations following approval, such as the requirement to conduct Risk Evaluation and Mitigation Strategy (“REMS”) programs;
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

We have and may continue to experience pressure on the pricing of certain of our products due to pricing controls, social or government pressure to lower the cost of drugs, and consolidation across the supply chain.
We face numerous cost-containment measures by governments and other payors, including certain government-imposed industry-wide price reductions, mandatory rebates or pricing, international reference pricing (i.e., the practice of a country linking its regulated medicine prices to those of other countries), volume-based procurement, tender systems, shifting of the payment burden to patients through higher co-payments and requirements for increased transparency on pricing, all of which may have an adverse impact on the pricing of our products.
Many markets in which we operate have implemented or may implement tender systems for generic and biosimilar pharmaceuticals in an effort to lower prices. Under such tender systems, manufacturers submit bids which establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. If our bids do not win, we may not be able to participate in the given market or may lose out on market share. While criteria other than price can be included in tenders, tender systems often select the lowest bid, which often results in companies underbidding one another by proposing low pricing in order to win the tender. Other markets may also consider the implementation of a tender system and even if a tender system or other price controls are ultimately not implemented, the anticipation of such could result in price reductions.
In the EU, U.K. and some other international markets, the government provides healthcare at low cost to consumers and regulates pharmaceutical prices, patient eligibility and/or reimbursement levels to control costs for the government-sponsored healthcare system. These systems of price regulations may lead to inconsistent and lower prices. Within the EU and in other countries, the availability of our products in some markets at lower prices undermines our sales in other markets with higher prices. Additionally, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets and may create the opportunity for third party cross-border trade. In addition to the impacts of these government-sponsored healthcare systems, in the EU, U.K. and other international markets, certain governmental agencies have or are considering enacting further measures to decrease the costs of providing healthcare, including government mandated price reductions and/or other forms of price controls, including retrospective “clawback” price reductions. as a result of the COVID-19 pandemic and the changing healthcare landscape in those markets.
There has also been increasing U.S. federal and state legislative and enforcement interest with respect to drug pricing, as well as from international organizations like the United Nations, World Health Organization and Organization for Economic Cooperation and Development, in addition to intense publicity and scrutiny regarding such matters, including publicity and pressure resulting from prices charged by competitors and peer companies for new products as well as price increases by competitors and peer companies on older products that some have deemed excessive.
In addition, there have been executive orders, legislation, and legislative and regulatory proposals, including in connection with government programs such as Medicare, concerning drug prices and related issues, including the perceived need to bring more transparency to drug pricing, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs. These include legislation promulgated by the Inflation Reduction Act of 2022 (IRA) that enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation, redesigns Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allows for the U.S. government to set prices for certain drugs in Medicare.
Although we expect to see continued focus in regulating pricing, we cannot predict what, if any, additional legislative or regulatory developments may transpire at the state or country level, or what the ultimate impact may be.
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
Similarly, adverse economic conditions impacting our customers in these countries or uncertainty about global economic conditions could cause purchases of our products to decline, which would adversely affect our revenues and operating results. In addition, accelerating rates of inflation may continue in the near future and have resulted, and may continue to result, in increased costs of labor, raw materials, other supplies and freight and distribution costs, among others. For the pharmaceutical industry and the healthcare systems in the markets in which we participate, the pricing dynamics of our products generally does not provide the opportunity to pass on such costs to customers. Inflation may also result in higher interest rates and increased costs of capital. Moreover, our projected revenues and operating results are based on assumptions concerning certain levels of customer spending. Any failure to attain our projected revenues and operating results as a result of adverse economic or market conditions could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Due to the large portion of our business conducted in currency other than U.S. dollars, we have significant foreign currency risk.
We face foreign currency exposure on the translation into U.S. dollars of the financial results of our operations in Europe, Canada, Latin America, Asia, Africa and the Middle East and other regions. Where possible, we manage foreign currency risk by managing same currency revenue in relation to same currency expenses. We may also use derivative financial instruments from time to time to mitigate our foreign currency risk and not for trading or speculative purposes. We face foreign currency exposure in those countries where we have revenue denominated in the local foreign currency and expenses denominated in other currencies. Both favorable and unfavorable foreign currency impacts to our foreign currency-denominated operating expenses are mitigated to a certain extent by the natural, opposite impact on our foreign currency-denominated revenue. In addition, the repurchase of our U.S. dollar denominated debt may result in foreign exchange gains or losses for Canadian income tax purposes. One half of any foreign exchange gains or losses will be included in our Canadian taxable income. Any foreign exchange gain will result in a corresponding reduction in our available Canadian tax attributes. Further strengthening of the U.S. dollar and/or the devaluation of other countries’ currencies could have a negative impact on our reported international revenue.

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

We are also subject to various state, federal and international laws and regulations governing the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information, including HIPAA. Many states in which we operate have laws that protect the privacy and security of sensitive and personal information, including health-related information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes stringent data privacy and security requirements and obligations with respect to the personal information of California residents and provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data that may increase the likelihood of, and risks associated with, data breach litigation. The effects on our business of the CCPA and other similar state laws are potentially significant. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject. For instance, the California Privacy Rights Act (“CPRA”) was passed in November 2020. When it takes effect in January 2023, it will maintain the core framework of the CCPA, while also making a number of substantive changes. Since these data security regimes are evolving, uncertain and complex, especially for a global business such as ours, we will need to update or enhance our compliance measures from time to time and these updates or enhancements will require further implementation costs. Any failure, or perceived failure, by us to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyberattacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting our business, could result in significant liability, costs (including the costs of mitigation and recovery), a material loss of revenue resulting from the adverse impact on its reputation and brand, loss of proprietary information and data, disruption to its business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause customers and business partners to lose trust in us, which could have an adverse effect on our reputation and business.
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
The withdrawal of the UK from the European Union (“Brexit”) also has created uncertainty with regard to the regulation of data protection in the UK. Since January 1, 2021, when the transitional period following Brexit expired, we have been required to comply with the GDPR as well as the UK GDPR (combining the GDPR and the UK’s Data Protection Act of 2018), which exposes us to two parallel regimes, each of which authorizes similar fines and may subject us to increased compliance risk based on differing, and potentially inconsistent or conflicting, interpretation and enforcement by regulators and authorities (particularly, if the laws are amended in the future in divergent ways). With respect to transfers of personal data from the EEA, on June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, enabling data transfers from EU member states to the UK to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, the European Commission may unilaterally revoke the adequacy decision at any point, and if this occurs, it could lead to additional costs and increase our overall risk exposure.
In addition, in China, the Personal Information Protection Law (the “PIPL”) came into force in November 2021. The PIPL is the first national-level law comprehensively regulating issues in relation to personal information protection. The PIPL provides for very specific administrative requirements and security controls when transferring personal data outside the Peoples Republic of China. These transfer requirements come into effect on March 1, 2023.

We are also subject to Canada’s federal Personal Information Protection and Electronic Documents Act and substantially similar equivalents at the provincial level with respect to the collection, use and disclosure of personal information in Canada. Such federal and provincial legislation impose data privacy and security obligations on our processing of personal information of Canadian residents. The federal and Alberta legislation include mandatory data breach notification requirements. Canada’s Anti-Spam Legislation (“CASL”) also applies to the extent that we send commercial electronic messages from Canada or to electronic addresses in Canada. CASL contains prescriptive consent, form, content and unsubscribe mechanism requirements. Penalties for non-compliance with CASL are up to CAD $10 million per violation. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. The regulatory framework for data privacy, data security and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Complying with all of these laws and regulations involves costs to our business, and failure to comply with these laws and regulations can result in the imposition of significant civil and criminal penalties, as well as litigation, all of which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. For more information regarding applicable data privacy and security laws and regulations, see Item 1. “Business — Government Regulations” of this Form 10-K.
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
Although efforts at replacing the Health Care Reform Act have stalled in Congress, there could still be changes to this legislation. We cannot predict what those changes will be or when they will take effect, and we could face additional risks arising from such changes. Because of this continued uncertainty, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of this legislation or its repeal on our business model, prospects, financial condition or results of operations, in particular on the pricing, coverage or reimbursement of any of our product candidates that may receive marketing approval. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Legislative efforts relating to drug pricing, the cost of prescription drugs under Medicare, the relationship between pricing and manufacturer patient programs, and government program reimbursement methodologies for drugs have been proposed and considered at the U.S. federal and state level. Congress and the administration have each indicated an intent to continue to seek new legislative or administrative measures to control drug costs such as the Inflation Reduction Act, which, among other things, enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system. We cannot provide assurance as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.
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
In 2019, the Government of Canada (Health Canada) published in the Canada Gazette the new pricing regulation for patented drugs. These regulations became effective on July 1, 2022. The new regulations, among other things, change the mechanics of establishing the pricing for products submitted for approval after August 21, 2019 and the number and composition of reference countries used to determine if a drug’s price is excessive. While we do not believe this will have a significant impact on our future cash flows, as additional facts materialize, we cannot provide assurance as to the ultimate content, timing, effect or impact of such regulations.
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
In recent years, legislation and regulation related to environmental protection have become increasingly stringent. Such legislation and regulations are complex and constantly changing. On July 14, 2021, the European Commission adopted a set of proposals to ensure polices are aligned with the goal of reducing net greenhouse gas emissions by at least 55% by 2030 (the “EU Green Deal”). There is a growing focus on environmental impact of self-care products, their ingredients, components, packaging, manufacturing and disposal. This focus could lead to new requirements and restrictions in the coming years across all product categories. In particular, legislation and regulation relating to climate change, sustainability and product stewardship including greenhouse gas emissions, are at various stages of consideration and implementation. Future events, such as changes in existing laws or regulations or the enforcement thereof or the discovery of contamination at our facilities may, among other things, require us to install additional controls for certain of our emission sources, undertake changes in our manufacturing processes, remediate soil or groundwater contamination at facilities where such cleanup is not currently required, take action to address social expectations or concerns arising from or relating to such changes and our response to such changes or adversely impact our suppliers. These impacts may be significant and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

The consequences of climate change, such as extreme weather and water scarcity, could pose risks to our facilities and disruption of our activities.

Natural disasters and extreme weather events resulting from climate change, such as floods, heatwaves, blizzards, hurricanes, wildfires, the rise of sea level and water stress, could impact our business activities and our ability to deliver our products to customers. We evaluate these risks in our supply planning, loss prevention and business continuity planning. The implementation of an Environmental, Health and Safety Management System across our facilities has resulted in the development of processes to prepare and respond to a range of natural emergencies that may occur, including extreme weather events. We have been placing increased attention on water management, implementing a scarcity-focused approach to water conservation to align with community needs and advance toward sustainable operations. If our planning and risk management regarding natural disasters and extreme weather events fail, our facilities could be impacted and our activities could be significantly disrupted.
Other Risks
We must maintain adequate internal controls and be able to provide an assertion as to the effectiveness of such controls on an annual basis.
Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports. We spend a substantial amount of management and other employee time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure. In the U.S., such regulations include the Sarbanes-Oxley Act of 2002, SEC regulations and the NYSE listing standards, and in Canada, applicable securities laws. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting and attestation as to the effectiveness of these controls by our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or stock price.
Our business and operations could be negatively affected by shareholder activism, which could cause us to incur significant expenses, hinder execution of our business strategy and impact our share price.
In recent years, shareholder activism involving corporate governance, fiduciary duties of directors and officers, strategic direction and operations has become increasingly prevalent. One of our investors, which currently owns approximately 9.59% of our outstanding common shares, filed a Schedule 13D with the SEC in February 2021, in which it was indicated that the investor intended to engage in discussions with our management and board regarding ways to enhance shareholder value, including our ongoing strategic review and that it may also seek board representation. We subsequently entered into a Director Appointment and Nomination Agreement with such investor, pursuant to which they have appointed two members to our Board of Directors. Another of our investors, which currently owns approximately 4.75% of our outstanding common shares, filed a Schedule 13D with the SEC in July 2020, in which it indicated that it intended to consider, explore and/or develop plans and/or make proposals respecting, among other things, our businesses, assets, operations, and strategy, and to explore ways to strengthen the Company and enhance shareholder value. In February 2021, this investor also sent the Company a public letter, in which it stated its views on the timing of the completion of the B+L Separation and recommended, among other things, the divestiture of certain of our businesses and assets.
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
For example, for 2022, 2021 and 2020, we recognized impairments to finite-lived and indefinite-lived intangible assets of $15 million, $146 million and $18 million, respectively. These asset impairments were primarily attributable to revisions in sales forecasts associated with discontinuances, generic competition and other market forces. In addition to impairments to finite-lived and indefinite-lived intangible assets, for 2022 and 2021, we recognized $824 million in impairments to the goodwill of our Neurology and Other and Ortho Dermatologics reporting units and $469 million in impairments to the goodwill of our Ortho Dermatologics reporting unit. These impairments to goodwill were primarily the result of revisions to our long-term forecasts as well as increases in market interest rates which resulted in higher discount rates used in the impairment analysis for the reporting units due to changing business dynamics and market conditions. There were no goodwill impairments for the year 2020.
The Company conducted its annual goodwill impairment test as of October 1, 2022, which included performing separate quantitative fair value tests for the Neurology and Other reporting unit in the Diversified Products segment and the Vision Care, Surgical and Ophthalmic reporting units of the Bausch + Lomb segment. For its remaining reporting units, no impairment to the goodwill of was identified. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our audited Consolidated Financial Statements for further information on these impairment charges.
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
•actions by the FDA or other regulatory agencies relating to our manufacturers or suppliers;
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
•the timing, structure and terms of the B+L Separation;
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
We consider our facilities to be in satisfactory condition and suitable for their intended use. Our administrative, marketing, research/laboratory, distribution and warehousing facilities are located in various parts of the world. We co-locate our R&D activities with our manufacturing at the plant level in a number of facilities. Our scientists, engineers, quality assurance/quality control professionals and manufacturing technicians work side-by-side in designing and manufacturing products that fit the needs and requirements of our customers, regulators and business units.
We believe that we have sufficient facilities to conduct our operations. Our facilities in aggregate are approximately 10 million square feet and include, among others, the following principal properties:

Bausch Health Location	Purpose	Owned or Leased	Approximate Square Footage
Laval, Quebec, Canada	Corporate headquarters, R&D, manufacturing and warehouse facility	Owned	338,000
Bridgewater, New Jersey(1)	Administration shared with Bausch + Lomb	Leased	310,000
San Juan del Rio, Mexico	Offices and manufacturing facility	Owned	853,000
Jelenia Gora, Poland	Offices, R&D, manufacturing and warehouse facility	Owned	521,000
Rzeszow, Poland	Offices, R&D, manufacturing and warehouse facility	Owned	380,000
Steinbach, Canada	Offices, manufacturing and warehouse facility	Owned	241,000

Bausch + Lomb Location	Purpose	Owned or Leased	Approximate Square Footage
Vaughan, Ontario, Canada	Corporate headquarters and distribution facility	Leased	66,000
Rochester, New York	Offices, R&D and manufacturing facility	Owned	953,000
Waterford, Ireland	R&D and manufacturing facility	Owned	500,000
Woodruff, South Carolina	Distribution facility	Leased	432,000
Jinan, China	Offices and manufacturing facility	Owned	418,000
Berlin, Germany	Manufacturing, distribution and office facility	Owned	339,000
Greenville, South Carolina	Manufacturing and distribution facility	Owned	314,000
Lynchburg, Virginia	Offices and distribution facility	Owned	224,000
Aubenas, France	Offices, manufacturing and warehouse facility	Owned	148,000
St. Louis, Missouri	Offices, R&D and manufacturing facility	Owned	140,000
Macherio, Italy	Offices, R&D, manufacturing and warehouse facility	Owned	119,000
Beijing, China	Manufacturing facility	Owned	97,000
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
Item 3.    Legal Proceedings
See Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for details on legal proceedings.
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
Holders
The approximate number of holders of record of our common shares as of February 17, 2023 was 1,800.

Performance Graph
The following performance graph compares the cumulative total return on a $100 investment on December 31, 2017, assuming reinvestment of all dividends, in: (i) our common shares, (ii) the S&P 500 Index, (iii) the S&P/TSX Composite Index, (iv) the NASDAQ Biotechnology Index and (v) a composite peer group of 14 major pharmaceutical companies for the five years ended December 31, 2022. The composite peer group of 14 major pharmaceutical companies, which consists of Alcon Ag., Amgen Inc., Baxter International Inc., Biogen Inc, Cooper Companies Inc., Eli Lilly and Company, Endo International plc, Jazz Pharmaceuticals Plc, Perrigo Company Plc, Teva Pharmaceutical Industries Ltd., United Therapeutics Corporation, Viatris Inc., Zimmer Biomet Holdings, Inc. and Zoetis Inc.
Five Year Performance - Cumulative total return on a $100 investment on December 31, 2017

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Bausch Health Companies Inc
S&P 500
S&P/TSX Composite
NASDAQ Biotechnology
Peer Group

	As of December 31,
	2017	2018	2019	2020	2021	2022
Bausch Health Companies Inc.	$100	$89	$144	$100	$133	$30
S&P 500	$100	$96	$126	$149	$192	$157
S&P/TSX Composite	$100	$91	$112	$118	$148	$139
NASDAQ Biotechnology	$100	$91	$114	$144	$144	$130
Peer Group	$100	$108	$129	$142	$177	$189
Dividends
No dividends were declared or paid in 2022, 2021 or 2020. While our Board of Directors will review our dividend policy periodically, we currently do not intend to pay any cash dividends in the foreseeable future. In addition, our 2022 Amended Credit Agreement and indentures include restrictions on the payment of dividends. See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further details regarding these restrictions.

Restrictions on Share Ownership by Non-Canadians
There are no limitations under the laws of Canada or in our organizational documents on the right of foreigners to hold or vote securities of our Company, except that the Investment Canada Act (Canada) (the “Investment Canada Act”) may require review and approval by the Minister of Innovation, Science and Industry (Canada) (the “Minister”) of an acquisition of “control” of our Company by a “non-Canadian”.
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
As long as the common shares are then listed on a “designated stock exchange”, which currently includes the NYSE and TSX, the common shares generally will not constitute taxable Canadian property of a U.S. Holder, unless: (a) at any time during the 60-month period preceding the disposition, the U.S. Holder, persons not dealing at arm’s length with such U.S. Holder or the U.S. Holder together with all such persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company and (b) more than 50% of the fair market value of the common shares was derived, directly or indirectly, from any combination of: (i) real or immovable property situated in Canada, (ii) “Canadian resource property” (as such term is defined in the Canadian Tax Act), (iii) “timber resource property” (as such term is defined in the Canadian Tax Act) or (iv) options in respect of, or interests in, or for civil law rights in, any such properties whether or not the property exists or the common shares are otherwise deemed to be taxable Canadian property.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information required under this Item will be included in our definitive proxy statement for the 2023 Annual Meeting of Shareholders expected to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K (the “2023 Proxy Statement”), and such required information is incorporated herein by reference.
Purchases of Equity Securities by the Company and Affiliated Purchases
There were no purchases of equity securities by the Company during the fourth quarter of the year ended December 31, 2022.
Item 6.    Reserved

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through February 23, 2023 and should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion. Additional company information, including this Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
Bausch Health Companies Inc. (“we”, “us”, “our”, the “Company” or “Bausch Health”) is a multinational, specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of gastroenterology (“GI”) and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and medical aesthetic devices and, through its majority ownership of Bausch + Lomb Corporation (“Bausch + Lomb”), branded, and branded generic pharmaceuticals, OTC products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment) in the therapeutic area of eye health. The Company’s products are marketed directly or indirectly in approximately 100 countries.
We generated revenues for 2022, 2021 and 2020, of $8,124 million, $8,434 million and $8,027 million, respectively. Our portfolio of products falls into five reportable segments: (i) Salix, (ii) International, (iii) Solta Medical, (iv) Diversified Products and (v) Bausch + Lomb. The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represented approximately 80% of the Salix segment’s revenues.
•The International segment consists of sales, with the exception of sales of Bausch + Lomb products and Solta aesthetic medical devices, outside the U.S and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical and OTC products.
•The Solta Medical segment consists of global sales of Solta Medical (“Solta”) aesthetic medical devices.
•The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products, (iii) Ortho Dermatologics (dermatological products) and (iv) dentistry products.
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Ophthalmic Pharmaceuticals products.
For additional discussion of our reportable segments, see the discussion in Item 1. “Business — Segment Information” and Note 22, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for further details on these reportable segments.
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb Global Vision Care (formerly Vision Care/Consumer Health), Global Surgical and Global Ophthalmic Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb from the remainder of Bausch Health (the “B+L Separation”). During May 2022, a wholly owned subsidiary of the Company (the “Selling Shareholder”) sold shares of Bausch + Lomb pursuant to the initial public offering (“IPO”) of Bausch + Lomb (the “B+L IPO”). The underwriters partially exercised the over-allotment option granted by the Selling Shareholder.
The Company indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 89% of Bausch + Lomb’s outstanding common shares. We continue to believe that completing the B+L Separation makes strategic sense. The completion of the B+L Separation is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals. We continue to evaluate all factors and considerations related to the B+L Separation, including the effect of the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements) on the B+L Separation.

The B+L Separation, if consummated, will result in two separate, independent companies:
•Bausch Health excluding Bausch + Lomb - a diversified pharmaceutical company with leading positions in gastroenterology, hepatology, dermatology, neurology and international pharmaceuticals, and aesthetic medical devices. The remaining pharmaceutical entity will comprise a diversified portfolio of our leading durable brands across the Salix, International, dentistry, neurology, medical dermatology and generics, and aesthetic medical devices businesses; and
•Bausch + Lomb - a fully integrated, “pure play” eye health company built on the iconic Bausch + Lomb brand and long history of innovation.
We believe the B+L IPO was a large step in creating two attractive but dissimilar businesses. As independent entities, management believes that each company will be better positioned to individually focus on its core businesses to drive additional growth, more effectively allocate capital and better manage its respective capital needs. Further, the B+L Separation will allow us and the market to compare the operating results of each entity with other “pure play” peer companies. Although management believes the B+L Separation will unlock value, there can be no assurance that it will be successful in doing so.
See Item 1A. “Risk Factors — Risks Relating to the B+L Separation” of this Form 10-K for additional risks relating to the B+L Separation.
Our Focus on Value
Since 2016, we have been executing a multi-year plan designed to transform and bring out value in our Company, which includes focus on, among other factors, our: product portfolio, infrastructure, geographic footprint, capital structure and risk management. As discussed below, we have taken actions that among other things include: (i) divesting non-core assets, (ii) making strategic investments in our core businesses and (iii) making measurable progress in improving our capital structure. These measures gave us operating flexibility and put us in a strong position to unlock the additional value to be found in our specific businesses. We believe that these and other actions we have taken have helped to focus our operations and improve our capital structure. These actions also presented us with an opportunity to unlock potential value across our portfolio of assets by separating our pharmaceutical and eye health businesses. Although management believes the B+L Separation will bring out additional value, there can be no assurance that it will be successful in doing so.
Focus on Core Businesses
To position ourselves to unlock the value we see in our individual businesses, we have sought to right-size our portfolio of assets and provide financial flexibility. In line with this focus on our core businesses, we have: (i) made measurable progress in effectively managing our capital structure, including taking actions to reduce the principal balances of our long-term debt, (ii) directed capital allocation to drive growth within these core businesses, (iii) divested assets to improve our capital structure and simplify our business, (iv) resolved certain of the Company’s legacy litigation matters originating back to 2015 and prior, (v) increased our efforts to improve patient access and (vi) continued to invest in sustainable growth drivers to position us for long-term growth.
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
Effectively Managing Our Capital Structure
At the time of our announcement of the B+L Separation, we emphasized that it is important that the post-separation entities be well capitalized, with appropriate leverage and with access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth. Therefore, we see the appropriate capitalization and leverage of these businesses post-separation as a key to maximizing value across our portfolio of assets and, as such, it is a primary objective of our plan of separation. For additional details on the B+L Separation, see “Separation of the Bausch + Lomb Eye Health Business” in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our audited Consolidated Financial Statements.

Managing Our Capital Structure 2016 through 2021
Since 2016, we have been executing and continue to execute on our plan to improve our Company’s capital structure. As a result of a series of debt repayments and transactions from 2016 through 2021, the Company had positioned itself to add value through the B+L Separation while at the same time providing for the appropriate capitalization and leverage of these businesses post-separation.
Excluding the impact of the $1,210 million financing of the U.S. Securities Litigation settlement (discussed in the subsequent section titled “LIQUIDITY AND CAPITAL RESOURCES”), we repaid (net of additional borrowings) approximately $10,000 million of long-term debt during the period January 1, 2016 through December 31, 2021 using the net cash proceeds from divestitures of non-core assets and cash generated from operations.
Managing Our Capital Structure in 2022
As discussed further below, during 2022, we reduced the aggregate principal amount of our debt obligations by approximately $3,800 million, as we: (i) utilized the net proceeds from the B+L IPO which closed on May 10, 2022, to make repayments of debt, (ii) reduced our debt through open market repurchases of debt with a principal value of approximately $927 million for approximately $550 million, (iii) extended the maturities of our debt through refinancing and (iv) completed an exchange offer which reduced the outstanding principal balance of our debt by $2,469 million by exchanging $5,594 million of aggregate principal value of existing unsecured senior notes (the “Existing Unsecured Senior Notes”) for newly issued secured notes with an aggregate principal balance of $3,125 million (the “Exchange Offer”).
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

Early Extinguishment of Debt - During June 2022 and December 2022, through a series of transactions we repurchased and retired, outstanding senior notes with an aggregate par value of $927 million in the open market, for approximately $550 million using: (i) the net proceeds from the partial exercise of the over-allotment option in the B+L IPO by the underwriters, after deducting underwriting commissions, (ii) amounts available under our revolving credit facility and (iii) cash on hand. As a result of these transactions, we recognized a gain on the extinguishment of debt of approximately $369 million, net of write-offs of debt premiums, discounts and deferred issuance costs, representing the differences between the amounts paid to retire the senior unsecured notes and their carrying value.
Exchange Offer - As discussed in further detail below under “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”, we made the strategic decision based on the fair value of our Senior Unsecured Notes to undertake the Exchange Offer in September 2022. We exchanged certain validly tendered existing senior unsecured notes, with an aggregate outstanding principal balance of approximately $5,594 million with maturities of 2025 through 2031 for newly issued senior secured notes, with an aggregate principal balance of approximately $3,125 million with maturities of 2028 and 2030. After fees and expenses, the Exchange Offer reduced the principal balances of our outstanding debt obligations by $2,469 million and extended the maturities of approximately $2,400 million of principal balances coming due during the years 2025 through 2027 to the years 2028 and 2030. We also recorded a net gain of $570 million as the future undiscounted cash flows of certain New Secured Notes (as defined in “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”) were less than the net carrying value of the Existing Unsecured Senior Notes which were exchanged.
As a result of: (i) the 2022 Notes Issuance and Credit Agreement Refinancing (as defined below under “—Senior Secured Credit Facilities under the 2022 Amended Credit Agreement”), (ii) the early extinguishment of debt, (iii) the Exchange Offer and (iv) other debt repayments (net of additional borrowings under our Revolving Credit Facility) we reduced the principal balances of our contractual debt obligations in 2022 by approximately $3,800 million. The contractual principal amount of our debt obligations as of December 31, 2022 and 2021 were as follows:

(in millions)	December 31, 2022	December 31, 2021
Revolving Credit Facility	$470	$285
Term Loan Facilities	2,437	3,823
B+L Term Loan Facility	2,488	—
Senior Secured Notes	7,905	3,850
Senior Unsecured Notes	5,798	14,900
Other	12	12
Total long-term debt and other	19,110	22,870
Unamortized premiums, discounts and issuance costs	1,656	(216)
Total long-term debt and other, net of premiums, discounts and issuance costs	$20,766	$22,654

The following table presents the contractual principal and interest payments of the New Secured Notes. Contractual interest payments will be allocated to the reduction of the recorded premium and interest expense as presented below. Additionally, the amount of interest which reduces the premium will be reported as a Financing activity in the Consolidated Statement of Cash Flows when paid.

(in millions)	2023	2024	2025	2026	2027	2028-2030	Total
Principal payments:
11.00% First Lien Secured Notes	$—	$—	$—	$—	$—	$1,774	$1,774
14.00% Second Lien Secured Notes	—	—	—	—	—	352	352
9.00% Intermediate Holdco Secured Notes	—	—	—	—	—	999	999
	—	—	—	—	—	3,125	3,125
Interest payments:
11.00% First Lien Secured Notes	195	195	195	195	195	196	1,171
14.00% Second Lien Secured Notes	51	49	49	49	49	148	395
9.00% Intermediate Holdco Secured Notes	75	90	90	90	90	45	480
	321	334	334	334	334	389	2,046
	$321	$334	$334	$334	$334	$3,514	$5,171
Interest payments recorded as:
Interest expense	$39	$39	$36	$34	$31	$32	$211
Premium reduction	282	295	298	300	303	357	1,835
	$321	$334	$334	$334	$334	$389	$2,046
These transactions also had the effect of reducing our cash debt service requirements over the next five years thereby providing us with additional flexibility as it relates to liquidity to operate. Prior to these transactions, our aggregate principal contractual debt repayment requirements through the year 2026 were approximately $11,500 million. As a result of these transactions, as of December 31, 2022, we have reduced our aggregate principal contractual debt repayment requirements through the year 2026 to approximately $4,000 million. Maturities of our principal balances of debt obligations as of December 31, 2022 and 2021, were as follows:

(in millions)	December 31, 2022	December 31, 2021
2023	$150	285
2024	150	—
2025	2,789	9,723
2026	891	1,500
2027	6,938	2,250
2028 - 2031	8,192	9,112
Total debt obligations	$19,110	$22,870
We believe these transactions improve our overall capitalization and leverage.
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
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements and Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” for further details and additional discussion regarding these matters. Cash requirements for future debt repayments including interest can be found in this Item “— Off-Balance Sheet Arrangements and Contractual Obligations.”

Direct Capital Allocation to Drive Growth Within Our Core Businesses
Our capital allocation is also driven by our long-term growth strategies. We allocate resources to promote our core businesses globally through: (i) strategic acquisitions, (ii) R&D investment, (iii) strategic licensing agreements and (iv) strategic investments in our infrastructure. The outcome of this process allows us to better drive value in our product portfolio and generate operational efficiencies.
R&D Investment
We search for new product opportunities through internal development and strategic licensing agreements, that, if successful, will allow us to leverage our commercial footprint, particularly our sales force, and supplement our existing product portfolio and address specific unmet needs in the market.
Our internal R&D organization focuses on the development of products through clinical trials. As of December 31, 2022, approximately 1,300 dedicated R&D and quality assurance employees in 25 R&D facilities were involved in our R&D efforts internally.
We have approximately 140 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
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
•Rifaximin - Development of a fit for purpose Patient Reported Outcomes tool for small intestinal bacterial overgrowth, or “SIBO”, is continuing in 2023.
•Envive™ - In October 2020, we launched, on a limited basis, a probiotic supplement that was developed to address gastrointestinal disturbances. In April 2021, we expanded the launch to additional territories in the U.S.
•Amiselimod (S1P modulator) - A Phase 2 study to evaluate Amiselimod (S1P modulator) for the treatment of mild to moderate ulcerative colitis is actively enrolling.
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
•IDP-126 - An acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. Phase 3 clinical studies initiated in December 2019 were paused due to COVID-19 pandemic related factors but resumed in June 2020. Both Phase 3 studies have been completed and have met their primary endpoints. A comparative bridging safety and efficacy study was delayed until 2021 due to COVID-19. The bridging study has completed enrollment in July 2022. The New Drug Application (“NDA”) was filed on December 21, 2022.
Bausch + Lomb
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. In September 2018, we launched SiHy Daily in Japan under the branded name AQUALOX® ONE DAY. In August 2020, we launched SiHy Daily in the U.S. under the branded name Bausch + Lomb INFUSE® SiHy Daily Disposable contact lens. In the fourth quarter of 2020, SiHy Daily was launched in Australia, Hong Kong and Canada under the branded name Bausch + Lomb Ultra® ONE DAY. During 2021 and 2022, Bausch + Lomb ULTRA® ONE DAY was launched in Korea, Singapore, New Zealand, India, Taiwan, Europe, Malaysia and Indonesia. Additional rollout is planned for 2023 and 2024. In the second quarter of 2022, a second SiHy Daily was launched in Japan under the brand name AQUALOX® ONE DAY UV SHIN.
•LUMIFY® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. We launched this product in the U.S. in May 2018, in South Korea and UAE in December 2021 and in Canada in June 2022. In 2022, we gained regulatory approvals in Jordan, Lebanon and the European Union and plan launches in these markets starting in 2023. We have also acquired the right to launch into new geographies. Currently, we have several innovative new line extension formulations under development. The first Phase 3 study in support of these line extensions was completed. Additional studies are currently on-going.
•New Ophthalmic Viscosurgical Device (“OVD”) product - A formulation to protect corneal endothelium during phacoemulsification process during a cataract surgery and to help chamber maintenance and lubrication during IOL delivery. A clinical study report was completed for the cohesive OVD product (StableVisc™) during the second quarter of 2022. FDA approval is expected in early 2023 and launch is expected during the second quarter of 2023.
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
•Renu® Advanced Multi-Purpose Solution (“MPS”) - Contains a triple disinfectant system that kills 99.9% of germs tested and has a dual surfactant system that provides up to 20 hours of moisture. Renu® Advanced MPS is FDA cleared with indications for use to condition, clean, remove protein, disinfect, rinse and store soft contact lenses including those composed of silicone hydrogel lenses. Prior to 2022, Renu® Advanced MPS was launched in the U.S., India, Brazil, Mexico, Korea, Europe, Turkey, Greece and other Latin American markets, and gained regulatory approvals in Indonesia, Malaysia, Singapore, Belarus, Taiwan and China. In 2022, Renu® Advanced MPS was launched in Taiwan, Czech Republic, Israel, Poland, Slovakia, China and Argentina. We anticipate future launches in Slovenia, other parts of Europe, the Nordic regions and the Andean states.
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
Strategic Acquisitions
We remain very selective when considering any acquisition and pursue only those opportunities that we believe align well with our current organization and strategic plan. We sometimes refer to these opportunities as “bolt on” acquisitions. In being selective, we seek to enter into only those acquisitions that provide us with significant synergies with our existing business, thereby minimizing risks to our core businesses and providing long-term growth opportunities.
During November 2022, Bausch + Lomb acquired Paragon BioTeck, Inc., an eye-care focused drug development company, having a primary emphasis on the early detection of ocular diseases. This acquisition allows Bausch + Lomb to maximize the revenues and margins associated with Paragon’s products, for which it had previously had commercialization rights.
During December 2022, Bausch + Lomb acquired Total Titanium Inc., an ophthalmic microsurgical instrument and machined parts manufacturing company. Bausch + Lomb believes that this acquisition is an important step in continuing to expand the surgical portfolio as it provides the opportunity to increase its manufacturing capacity and more specifically bolster its position in the ophthalmic microsurgical instrumentation market.

During January 2023, Bausch + Lomb acquired AcuFocus, Inc. (“AcuFocus”), an ophthalmic medical device company that has delivered breakthrough small aperture intraocular technology to address the diverse unmet needs in eye care. The IC-8® Apthera™ IOL, which was approved by the FDA in July 2022 as the first and only small aperture non-toric EDOF IOL for certain cataract patients who have as much as 1.5 diopters of corneal astigmatism and wish to address presbyopia at the same time. Bausch + Lomb believes the IC-8® Apthera™ EDOF IOL will bolster its surgical portfolio by enhancing the IOL offerings, which is a strategic area of focus for the Company.
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
We will continue to consider further dispositions of various assets in line with this strategy. While we anticipate that any future divestiture activities will be on non-core assets, consistent with our duties to our shareholders and other stakeholders, we will consider dispositions in core areas that we believe represent attractive opportunities for the Company. See Note 3, “ACQUISITIONS, LICENSING AGREEMENTS AND DIVESTITURE” to our audited Consolidated Financial Statements for additional information.
Resolved Legacy Legal Matters
In 2020 and 2021, we resolved certain of the Company’s legacy legal matters originating back to 2015 and prior, including settling the U.S. Securities Litigation (see “U.S. Securities Litigation - Opt -Out Litigation” of Note 20, “LEGAL PROCEEDINGS”). The Securities Class Action Settlement resolves the most significant of the Company’s remaining legacy legal matters and eliminates a material uncertainty regarding the Company.
Improve Patient Access
Improving patient access to our products, as well as making them more affordable, is a key element of our business strategy.
Patient Access and Pricing Team - We formed the Patient Access and Pricing Team which is committed to maintaining patients ability to access our branded prescription pharmaceutical products. All future pricing actions will be subject to review by the Patient Access and Pricing Team. Future pricing changes and programs could affect the average realized pricing for our products and may have a significant impact on our revenues and profits.
Bausch Health Patient Assistance Program - We are committed to supporting patients through our Patient Assistance Program which offers free medication for patients who meet income and other eligibility criteria. If approved, patients receive their Bausch Health Companies Inc. prescription product(s) at no cost to them for up to one year, and may be able to reapply to the program annually if they continue to meet eligibility requirements and have a valid prescription.
Cash-pay Prescription Program - The cash-pay program was concepted to address the affordability and availability of certain branded dermatology products, when insurers and pharmacy benefit managers are no longer offering those branded prescription pharmaceutical products under their designated pharmacy benefit offerings. This program is currently limited to a select group of our brands and offered through our unique telemedicine platform which allows for patients to choose direct delivery to their home or to use a pharmacy of their choice. This program is designed to connect patients with dermatologists and provide patients both a predictable customer experience and a predictable cost for their dermatology health care needs.
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
We believe that we have a well-established product portfolio that is diversified within our core businesses and provides a sustainable revenue stream to fund our operations. However, our future success is also dependent upon our ability to continually refresh our pipeline, to provide a rotation of product launches that meet new and changing demands and replace other products that have lost momentum. We believe we have a robust pipeline that not only provides for the next generation of our existing products but is also poised to bring new products to market.
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
Our sales force has been successful in delivering consistent growth in demand for our GI products, demonstrated by our growth in Salix revenues of 33% when comparing 2022 to 2017. We continue to seek ways to bring out further value through leveraging our existing sales force.
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
In support of the complete dermatology portfolio, we continue to take a number of actions that we believe will help our efforts to stabilize our dermatology business. These actions include: (i) building on our brands including Jublia®, Duobrii®, Bryhali®, Arazlo®, Altreno®, and Retin-A® Micro 0.06% to improve and meet today’s physician relevance and customer service, (ii) making key investments in our core dermatological products portfolios, (iii) optimizing our go to market strategy by building on our relationships with prescribers of our products to balance our sales portfolio with the business’ profitability, (iv) refocusing our operational and promotional resources and (v) improving patient access to our Ortho Dermatologics products through our cash-pay prescription program previously discussed. In addition, in support of our established acne product portfolio we also have a unique project in our pipeline, IDP-126, which is an acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. We filed an NDA for IDP-126 in December 2022, and if approved by the FDA, we believe this product will further innovate and advance the treatment of acne.
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
Our revenues attributable to Russia, Ukraine and Belarus for 2022, 2021 and 2020, were as follows:

(in millions)	2022	2021	2020
Russia	$181	$160	$137
Ukraine	7	16	19
Belarus	9	9	8
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
To date, these challenges have not yet had a material impact on our operations; however, we anticipate that the ongoing conflict in this region and the sanctions and other actions by the global community in response will continue to affect our ability to conduct business with customers and vendors in this region. For example, we expect to experience further disruption and delays in the supply of our products to our customers in Russia, Belarus and Ukraine. We may also experience further decreased demand for our products in these countries as a result of the conflict. In addition, we expect to experience difficulties in collecting receivables from such customers. If we continue to be hampered in our ability to conduct business with new or existing customers and vendors in this region, our business, and operations, including our revenues, profitability and cash flows, could be adversely impacted. Furthermore, if the sanctions and other retaliatory measures imposed by the global community change, we may be required to cease or suspend our operations in the region or, should the conflict worsen, we may voluntarily elect to do so. We cannot provide assurance that current sanctions or potential future changes in these sanctions or other measures will not have a material impact on our operations in Russia, Belarus and Ukraine. The disruption to or suspension of our business and operations in Russia, Belarus and Ukraine may have a material adverse impact on our business, financial condition, cash flows and results of operations. We will continue to monitor the impacts of the Russia-Ukraine war on macroeconomic conditions and continually assess the effect these matters may have on our businesses.
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
The outbreak of the omicron variant in China in 2022 resulted in government enforced lockdowns and other social restrictions, which impacted our ability to conduct business as usual in certain regions in China, particularly Shanghai. The lockdowns in China have impacted the demand for certain products, particularly our consumer, vision care and Solta products, as shelter in place orders limit the demand and need for the use of contact lenses and related products as well as for aesthetic medical treatments. Our revenues in China for 2022 and 2021 were $413 million and $490 million, respectively, a decrease of $77 million and, in part, reflects the impact of the surge of the omicron variant in China. During the third quarter of 2022, the impact on our revenues from the headwinds from China’s COVID-19 policies and lockdowns that we saw during the first half of 2022 began to normalize and we began to see growth in volumes in this region. Additionally, government enforced lockdowns have caused certain businesses to suspend operations, creating distribution and other logistic issues for the distribution of our products and the sourcing for a limited number of raw materials. Through the date of this filing, we have dealt with these issues in China with only a minimal impact on our manufacturing and distribution processes. However, as the impacts of global reaction to the COVID-19 pandemic remains a fluid situation, we continue to monitor the impacts on our businesses of the COVID-19 virus and variant and subvariant strains thereof in order to timely address new issues if and when they arise.
For a further discussion of these and other COVID-19 related risks, see Item 1A. “Risk Factors— Risks Relating to COVID-19” of this Form 10-K.
Inflation Reduction Act
In August 2022, the Inflation Reduction Act (the (“IRA”) was signed into law, which includes implementation of a new corporate alternative minimum tax (“CAMT”), among other provisions. The CAMT imposes a minimum tax on the adjusted financial statement income (“AFSI”) for “applicable corporations” with average annual AFSI over a three-year period in excess of $1 billion. A corporation that is a member of a foreign-parented multinational group, as defined, must include the AFSI (with certain modifications) of all members of the group in applying the $1 billion test, but would only be subject to CAMT if the three-year average AFSI of its U.S. members, US trades or business of foreign group members that are not subsidiaries of U.S. members, and foreign subsidiaries of U.S. members exceeds $100 million.
The IRA also made significant changes to how drugs are covered and paid for under the Medicare program, including imposing financial penalties if drug prices are increased at a rate faster than inflation, redesigning Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allowing the U.S. government to set prices for certain drugs in Medicare. We continue to evaluate the impact of the IRA legislation on our results of operations and it is possible that these changes may result in a material impact on our business and results of operations.

Global Minimum Corporate Tax Rate
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation has since been extended to 2024. The Inclusive Framework plan has now been agreed to by 141 OECD members, including several countries which did not agree to the initial plan. Under pillar one, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must now be implemented by the OECD Members who have agreed to the plan, effective in 2024. On December 13, 2022, the European Union member states unanimously adopted the directive to implement pillar two rules. According to the directive, the member states are expected to enact pillar two rules into domestic law in 2023, with certain elements becoming effective for fiscal years beginning on or after December 31, 2023. The OECD has published model rules and other guidance with respect to pillar two, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. On February 1, 2023, the Inclusive Framework released a package of technical and administrative guidance on the implementation of pillar two, including the scope of companies that will be subject to the Global Anti-Base Erosion Rules, transition rules, and guidance on domestic minimum taxes that countries may choose to adopt, among other topics. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. While we are unable to predict when and how the Inclusive Framework agreement will be enacted into law in these countries, it is possible that the implementation of the Inclusive Framework agreement, including the global minimum corporate tax rate, could have a material effect on our liability for corporate taxes and our consolidated effective tax rate. On February 1, 2023, the US. Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. On April 19, 2021, the Canadian federal government delivered its 2021 budget which contained proposed measures related to limitations on interest deductibility and changes in relation to international taxation. Draft legislative proposals pertaining to interest deductibility were initially released for public comment on February 4, 2022, with revised legislative proposals subsequently released on November 3, 2022. The proposed rules on interest deductibility are expected to be effective no earlier than January 1, 2024. The proposed rules and their application are complex and could have a material adverse impact on our consolidated effective tax rate and financial results in future years if enacted as drafted.
We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. Although we are unable to predict when and how the Inclusive Framework agreement will be enacted into law in these countries, it is possible that the implementation of the Inclusive Framework agreement, including the global minimum corporate tax rate, could have a material effect on our liability for corporate taxes and our consolidated effective tax rate. On February 1, 2023, the U.S. Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred.
Health Care Reform
The U.S. federal and state governments continue to propose and pass legislation designed to regulate the health care industry. Many of these changes focus on health care cost containment, which result in pricing pressures relating to the sales and reimbursements of healthcare products. The Biden Administration and Congress continue to focus on health care cost containment which could result in legislative and regulatory changes.
In addition, we continue to face various proposed health care pricing changes and regulations from governments throughout the world in locations in which we operate our business. These proposed changes may also continue to result in pricing pressures relating to sales, promotions and reimbursement of our product portfolio.
We continually review newly enacted and proposed U.S. federal and state legislation, as well as proposed rule making and guidance published by the U.S. Department of Health and Human Services, the FDA, and applicable foreign governments in locations in which we operate; however, at this time, it is unclear the effect these matters may have on our businesses.
Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity in 2023 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2023 or in later years. Following a loss of exclusivity (“LOE”) of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the LOE or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic (“AG”) of such product (either ourselves or through a third-party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material.
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
2022 LOE Branded Products - Branded products that began facing generic competition in the U.S. during 2022 included Lotemax® Gel, Bepreve®, Targretin® Gel and Clindagel®. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
2023 through 2027 LOE Branded Products - Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified branded products that we believe could begin facing potential LOE and/or generic competition in the U.S. during the years 2023 through 2027. These products and year of expected LOE include, but are not limited to, Aplenzin® (2026), Bryhali® (2026), Noritate® (2023), Onexton® (2023), Prolensa® (2023) and Xerese® (2023). These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
In addition, for a number of our products (including Xifaxan® 550 mg, Arazlo®, Colazal®, Duobrii®, Trulance®, and Lumify® in the U.S. and Jublia® in Canada), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.
See Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for further details regarding certain infringement proceedings.
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
See Item 1A. “Risk Factors” of this Form 10-K for additional information on our competition risks.

FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides financial performance highlights for each of the last three years:

	Years Ended December 31,			Change
(in millions, except per share data)	2022	2021	2020	2021 to 2022	2020 to 2021
Revenues	$8,124	$8,434	$8,027	$(310)	$407
Operating income	$454	$450	$676	$4	$(226)
Loss before income taxes	$(129)	$(1,024)	$(934)	$895	$(90)
Net loss	$(212)	$(937)	$(559)	$725	$(378)
Net loss attributable to Bausch Health Companies Inc.	$(225)	$(948)	$(560)	$723	$(388)
Loss per share attributable to Bausch Health Companies Inc.
Basic and Diluted	$(0.62)	$(2.64)	$(1.58)	$2.02	$(1.06)
Financial Performance
Summary of 2022 Compared with 2021
Revenues for 2022 and 2021 were $8,124 million and $8,434 million, respectively, a decrease of $310 million, or 4%. The decrease was primarily driven by: (i) the unfavorable impact of foreign currencies, (ii) the impact of our divestiture of Amoun on July 26, 2021 and (iii) a decrease in volumes primarily attributable to our Diversified Products and Salix segments partially offset by the increase in volumes in our Bausch + Lomb and International segments. These decreases were partially offset by an increase in net realized pricing, primarily in our Salix, Bausch + Lomb and International segments. The changes in our segment revenues and segment profits are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
Operating income was $454 million and $450 million for 2022 and 2021, respectively, an increase in our operating results of $4 million which reflects, among other factors:
•a decrease in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) of $271 million. The decrease was primarily driven by: (i) the unfavorable impact of foreign currencies, (ii) the impact of our divestiture of Amoun on July 26, 2021 and (iii) the decrease in volumes, as previously discussed, partially offset by the increase in net realized pricing;
•an increase in Selling, general, and administrative (“SG&A”) expenses of $1 million;
•an increase in R&D of $64 million primarily attributable to lower R&D spend in 2021, as certain R&D activities and clinical trials which were suspended in response to the COVID-19 pandemic and did not normalize until later in 2021;
•a decrease in Amortization of intangible assets of $160 million primarily attributable to fully amortized intangible assets no longer being amortized in 2022;
•an increase in Goodwill impairments of $355 million as we recognized impairments of $824 million and $469 million for 2022 and 2021, respectively, associated with our Neurology and Other and Ortho Dermatologics reporting units;
•a decrease in Asset impairments, including loss on assets held for sale of $219 million, primarily attributable to adjustments to the loss on assets held for sale in connection with the Amoun Sale during 2021; and
•a favorable change in Other expense, net of $338 million, primarily attributable: (i) to higher adjustments related to the settlements of certain litigation matters during 2021 and (ii) the loss on the completion of the Amoun Sale 2021, partially offset by insurance recoveries related to certain litigation matters.
Operating income was $454 million and $450 million for 2022 and 2021, respectively, and includes non-cash charges for Depreciation and amortization of intangible assets of $1,394 million and $1,552 million, Asset impairments, including loss on assets held for sale of $15 million and $234 million, Goodwill impairments of $824 million and $469 million and Share-based compensation of $126 million and $128 million for 2022 and 2021, respectively.
Our Loss before income taxes for 2022 and 2021 was $129 million and $1,024 million, respectively, a decrease in our loss of $895 million. This was primarily attributable to: (i) the favorable change in Gain (loss) on extinguishment of debt of $937 million primarily driven by the Exchange Offer and open market repurchases of senior notes and (ii) the increase in our operating results of $4 million, partially offset by: (i) an increase in Interest expense of $38 million and (ii) an unfavorable net change in Foreign exchange and other of $15 million.
Net loss attributable to Bausch Health for 2022 and 2021 was $225 million and $948 million, respectively, a decrease in our loss of $723 million. This was primarily due to the decrease in our Loss before income taxes of $895 million, as previously discussed, partially offset by the unfavorable change in our provision for income taxes of $170 million.
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
•an increase in SG&A expenses of $257 million, primarily attributable to: (i) the impacts of the non-recurrence of certain profit protection measures taken in 2020 to manage and reduce operating expenses during the COVID-19 pandemic, as previously discussed, (ii) Separation-related and IPO-related costs incurred in 2021 and (iii) the impact of foreign currencies;
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
Our Loss before income taxes for 2021 and 2020 was $1,024 million and $934 million, respectively, an increase in our Loss before income taxes of $90 million. The increase in our Loss before income taxes is primarily attributable to the decrease in our operating results of $226 million, as previously discussed, partially offset by: (i) a decrease in Interest expense of $108 million and (ii) the favorable net change in Foreign exchange and other of $37 million.
Net loss attributable to Bausch Health Companies Inc. for 2021 and 2020 was $948 million and $560 million, respectively, an increase in our loss of $388 million. This was primarily due to: (i) a decrease in the Benefit from income taxes of $288 million, primarily attributable to the release of a portion of our valuation allowance against deferred tax assets in 2020 and (ii) the increase in Loss before income taxes of $90 million, as previously discussed.
RESULTS OF OPERATIONS
Our results for the years 2022, 2021 and 2020 were as follows:

	Years Ended December 31,			Change
(in millions)	2022	2021	2020	2021 to 2022	2020 to 2021
Revenues
Product sales	$8,046	$8,342	$7,924	$(296)	$418
Other revenues	78	92	103	(14)	(11)
	8,124	8,434	8,027	(310)	407
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	2,336	2,361	2,202	(25)	159
Cost of other revenues	28	33	47	(5)	(14)
Selling, general and administrative	2,625	2,624	2,367	1	257
Research and development	529	465	452	64	13
Amortization of intangible assets	1,215	1,375	1,645	(160)	(270)
Goodwill impairments	824	469	—	355	469
Asset impairments, including loss on assets held for sale	15	234	114	(219)	120
Restructuring, integration, separation and IPO costs	63	50	22	13	28
Other expense, net	35	373	502	(338)	(129)
	7,670	7,984	7,351	(314)	633
Operating income	454	450	676	4	(226)
Interest income	14	7	13	7	(6)
Interest expense	(1,464)	(1,426)	(1,534)	(38)	108
Gain (loss) on extinguishment of debt	875	(62)	(59)	937	(3)
Foreign exchange and other	(8)	7	(30)	(15)	37
Loss before income taxes	(129)	(1,024)	(934)	895	(90)
(Provision for) benefit from income taxes	(83)	87	375	(170)	(288)
Net loss	(212)	(937)	(559)	725	(378)
Net income attributable to noncontrolling interest	(13)	(11)	(1)	(2)	(10)
Net loss attributable to Bausch Health Companies Inc.	$(225)	$(948)	$(560)	$723	$(388)
A detailed discussion of the year-over-year changes of the Company’s 2021 results compared with that of 2020 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations with Retrospective Segment Changes of the 2021 Form 10-K” in Exhibit 99.1 of our Form 8-K filed on May 10, 2022.

2022 Compared with 2021
Revenues
The Company’s revenues are primarily generated from product sales, principally in the therapeutic areas of GI, dermatology and eye health, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetic medical devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 22, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for the disaggregation of revenues which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
Our revenues were $8,124 million and $8,434 million for 2022 and 2021, respectively, a decrease of $310 million, or 4%. The decrease was due to: (i) the unfavorable impact of foreign currencies of $264 million primarily in Europe and Asia, (ii) the impact of divestitures and discontinuations of $178 million, primarily attributable to our divestiture of Amoun on July 26, 2021 and (iii) a decrease in volumes of $88 million primarily in our Diversified, Salix and Solta segments partially offset by an increase in volumes in our Bausch + Lomb and International segments. These decreases were partially offset by an increase in net realized pricing of $220 million, primarily in our Salix, Bausch + Lomb and International segments.
The changes in our segment revenues and segment profits, including the impacts of COVID-19 pandemic related matters, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
As is customary in the pharmaceutical industry, gross product sales are subject to a variety of deductions in arriving at net product sales. Provisions for these deductions are recognized concurrently with the recognition of gross product sales. These provisions include cash discounts and allowances, chargebacks and distribution fees, which are paid or credited to direct customers, as well as rebates and returns, which can be paid or credited to direct and indirect customers. As more fully discussed in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our audited Consolidated Financial Statements, the Company continually monitors the provisions for these deductions and evaluates the estimates used as additional information becomes available. Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory on hand at the wholesalers. In wholesaler contracts, such credits are offset against the total distribution service fees we pay on all of our products to each such wholesaler. In addition, some payor contracts require discounting if a price increase or series of price increases in a contract period exceeds a negotiated threshold. Provision balances relating to amounts payable to direct customers are netted against trade receivables and balances relating to indirect customers are included in accrued liabilities.
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
Provisions recorded to reduce gross product sales to net product sales and revenues for 2022 and 2021 were as follows:

	Years Ended December 31,
	2022		2021
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$13,615	100.0%	$13,770	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	571	4.2%	625	4.5%
Returns	131	1.0%	131	1.0%
Rebates	2,586	19.0%	2,462	17.9%
Chargebacks	2,063	15.1%	1,999	14.5%
Distribution service fees	218	1.6%	211	1.5%
	5,569	40.9%	5,428	39.4%
Net product sales	$8,046	59.1%	$8,342	60.6%

Discounts and allowances, returns, rebates, chargebacks and distribution service fees as a percentage of gross product sales were 40.9% and 39.4% in 2022 and 2021, respectively, an increase of 1.5% percentage points and includes:
•discounts and allowances as a percentage of gross product sales were lower primarily due to lower gross product sales for certain generic products such as Glumetza® AG and Apriso® AG and lower discount rates for certain other generic products, such as Uceris® AG, Migranal® AG and Elidel® AG;
•returns as a percentage of gross product sales was unchanged as: (i) the result of the Company’s improving return experience and (ii) the favorable year over year impact due to the recall of certain Bausch + Lomb consumer products as a result of a quality issue at a third-party supplier during the three months ended June 30, 2021, as discussed below, were offset by increases in our International segment of approximately $11 million during the three months ended June 30, 2022, to reflect a change in estimated future returns in one market, driven by lower estimated demand following the easing of local COVID-19 lockdown restrictions and a change of distributors. Included in the product returns provision for 2022 and 2021 are reductions in variable consideration for sales returns related to past sales of approximately $21 million and $28 million, respectively. Further, we estimate that a 1% change in our return experience would have impacted our pre-tax earnings by approximately $97 million for the year 2022. See Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our audited Consolidated Financial Statements regarding further details related to product sales provisions;
•rebates as a percentage of gross product sales were higher primarily due the impact of an increase in gross product sales of certain branded products with higher rebate rates, such as Jublia®, Xifaxan®, Aplenzin® and Trulance®, partially offset by lower gross product sales and lower rebate rates for certain branded products such as Wellbutrin®, Retin-A® Microsphere .06% and Retin-A® Microsphere .08%. We estimate that a 1% change in our estimated rates used in determining the Medicaid rebate reserve would have impacted our pre-tax earnings by approximately $83 million for 2022;
•chargebacks as a percentage of gross product sales were higher primarily due the impact of an increase in gross product sales of certain branded products with higher chargeback rates for certain branded products such as Glumetza® SLX, Xifaxan® and Trulance®, partially offset by lower gross product sales for certain generic products such as Glumetza® AG, Apriso® AG and Targretin® AG and by lower chargeback rates and gross product sales for certain branded products such as Mysoline® and Ativan®; and
•distribution service fees as a percentage of gross product sales were higher primarily due to higher gross product sales of Xifaxan®. Price appreciation credits were $10 million and $17 million for 2022 and 2021, respectively.
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
Cost of goods sold was $2,336 million and $2,361 million for 2022 and 2021, respectively, a decrease of $25 million, or 1%. The decrease was primarily driven by: (i) the impact of the divestiture of Amoun on July 26, 2021 and (ii) the favorable impact of foreign currencies, partially offset by increase in volumes and higher manufacturing variances, driven by inflationary pressures related to certain manufacturing costs.
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
Cost of goods sold as a percentage of Product sales revenue was 29.0% and 28.3% for 2022 and 2021, respectively, an increase of 0.7 percentage points primarily attributable to: (i) higher manufacturing variances and (ii) year-over-year changes in product mix.

Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; separation-related and IPO-related costs; and other general and administrative costs. The Company has incurred, and will incur, Separation-related and IPO-related costs which are incremental costs indirectly related to the B+L Separation and, for 2022 and 2021, has incurred costs associated with the suspended Solta IPO. Separation-related and IPO-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs, (iii) costs associated with facility relocation and/or modification and (iv) costs to operating two public companies as a result of the B+L IPO.
SG&A expenses were $2,625 million and $2,624 million for 2022 and 2021, respectively, an increase of $1 million. The increase was primarily attributable to: (i) higher selling expenses, primarily related to freight and (ii) higher compensation expenses partially offset by: (i) the favorable impact of foreign currencies, (ii) the impact of our divestiture of Amoun on July 26, 2021 and (iii) lower Separation-related and IPO-related costs.
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
R&D expenses were $529 million and $465 million for 2022 and 2021, respectively, an increase of $64 million, or 14%. The increase was primarily attributable to: (i) the result of lower R&D spend in early 2021 as certain R&D activities and clinical trials which were suspended in response to the COVID-19 pandemic and did not normalize until later in 2021, as previously discussed, and (ii) higher spend on certain Solta and Bausch + Lomb projects. R&D expenses as a percentage of Product sales were approximately 7% and 6% for 2022 and 2021, respectively.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 1 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $1,215 million and $1,375 million for 2022 and 2021, respectively, a decrease of $160 million, or 12%. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2022.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our audited Consolidated Financial Statements for further details related to our intangible assets.
Goodwill Impairments
Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level. An interim goodwill impairment test in advance of the annual impairment assessment may be required if events occur that indicate an impairment might be present. A reporting unit is the same as, or one level below, an operating segment. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, we record an impairment based on the difference between fair value and carrying amount of the reporting unit as a reduction to goodwill. The fair value of a reporting unit refers to the price that would be received to sell the reporting unit in an orderly transaction between market participants. We estimate the fair values of our reporting units using a discounted cash flow model, which utilizes Level 3 unobservable inputs.
Goodwill impairments were $824 million and $469 million for 2022 and 2021, respectively.
2022
Ortho Dermatologics
During the second quarter of 2022, increases in interest rates and, to a lesser extent, higher than expected inflation in the U.S. and other macroeconomic factors impacted key assumptions used to value the Ortho Dermatologics reporting unit at March 31, 2022 (the last time goodwill of the Ortho Dermatologics reporting unit was tested). As a result of these market conditions and given the reporting unit’s limited headroom, goodwill for our Ortho Dermatologics reporting unit was impaired during the three month period ended June 30, 2022 reflecting our best estimate at that time of the outlook and risks of this business. Based on the quantitative fair value testing performed as of June 30, 2022, an $83 million impairment to the goodwill of the Ortho Dermatologics reporting unit was recognized. As a result, there was zero headroom in the Ortho Dermatologics reporting unit as of June 30, 2022.
During the third quarter of 2022, the Company continued to monitor the market conditions impacting the Ortho Dermatologics reporting unit. Continued increases in interest rates and, to a lesser extent, higher than expected inflation in the U.S. and other macroeconomic factors impacted key assumptions used to value the Ortho Dermatologics reporting unit at June 30, 2022. As a result of these market conditions and given there was no headroom as a result of the impairment to goodwill in the previous quarter, goodwill for our Ortho Dermatologics reporting unit was impaired during the three month period ended September 30, 2022, reflecting our best estimate at that time of the outlook and risks of this business. Based on the quantitative fair value testing performed as of September 30, 2022, a $119 million impairment to the goodwill of the Ortho Dermatologics reporting unit was recognized.
Neurology and Other
The Neurology and Other reporting unit operates in the United States, where shifting market dynamics, including changes in payer demands (such as pharmaceutical market access and contractual pricing), health care legislation, and other regulations are contributing to increasing pressure for the reduction of healthcare costs, through both pricing of pharmaceutical products and/or directing patients to lower cost unbranded generic products. This includes recent changes related to pharmaceutical pricing by the Federal government, including the passage of the IRA in August 2022 and, effective in 2024, changes to Medicaid rebate caps (passed as part of the American Rescue Plan Act of 2021). The nature of the Neurology and Other reporting unit’s product portfolio, which includes branded generic pharmaceuticals, is by its nature more directly impacted by these changing market dynamics, creating increased pressure on the reporting unit’s long-term financial performance. In response to these pressures, as well as to consider anticipated increased competition from new market entrants in 2023, during the fourth quarter of 2022, we began taking steps to: (i) reassess our pricing strategies, (ii) re-evaluate our marketing and promotional efforts and (iii) reduce our cost structure and revised our long-term forecasts for the Neurology and Other reporting unit to reflect these developments. As a result of the revisions to our long-term expectations for these changes and other factors, goodwill for our Neurology and Other reporting unit was impaired during our most recent annual impairment test reflecting our best estimate at that time of the outlook and risks of this business. Based on the quantitative fair value testing performed as October 1, 2022, a $622 million impairment to the goodwill of the Neurology and Other reporting unit was recognized.
2021
Ortho Dermatologics
During the three months ended March 31, 2021, management identified launches of certain Ortho Dermatologics products which were not going to achieve their trajectories as forecasted once the social restrictions associated with the COVID-19 pandemic began to ease in the U.S. and offices of health care professionals could reopen. In addition, increased insurance coverage pressures within the U.S. were limiting patient access to topical acne and psoriasis products. In response to these developments, during the first quarter of 2021, we began taking steps to: (i) redirect our R&D spend to eliminate projects we had identified as high cost and high risk, (ii) redirect a portion of our marketing and product development outside the U.S. to geographies where there was better patient access and (iii) reduce our cost structure to be more competitive. As a result of these and other factors, goodwill for our Ortho Dermatologics reporting unit was impaired during the three month period ended March 31, 2021 reflecting our best estimate at that time of the outlook and risks of this business. Based on the quantitative fair value testing performed as of March 31, 2021, a $469 million impairment to the goodwill of the Ortho Dermatologics reporting unit was recognized.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our audited Consolidated Financial Statements and “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Goodwill” for further details related to our goodwill.
Asset impairments, including loss on assets held for sale
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment charges associated with these assets are included in Asset impairments in the Consolidated Statements of Operations. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.

Asset impairments, including loss on assets held for sale were $15 million and $234 million for 2022 and 2021, respectively, a decrease of $219 million. Asset impairments, including loss on assets held for sale for 2022 includes: (i) impairments of $10 million, in aggregate, due to decreases in forecasted sales of certain product lines and (ii) impairments of $5 million, in aggregate, related to the discontinuance of certain product lines. Asset impairments, including loss on assets held for sale for 2021 includes: (i) impairments of $105 million, in aggregate, due to decreases in forecasted sales of certain product lines, (ii) an $88 million loss on assets held for sale in connection with the Amoun Sale, (iii) impairments of $23 million, in aggregate, related to the discontinuance of certain product lines and (iv) $18 million related to a portion of an IT infrastructure improvement project no longer being utilized
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our audited Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, Integration, Separation and IPO Costs
Restructuring, integration, separation and IPO costs were $63 million and $50 million for 2022 and 2021, respectively, an increase of $13 million.
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
Restructuring and integration costs were $30 million and $18 million for 2022 and 2021, respectively, an increase of $12 million. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation and IPO costs
The Company has incurred, and expects to continue to incur costs associated with activities relating to the B+L Separation. The Company also incurred costs associated with activities relating to the Solta IPO, which was suspended in June 2022. These B+L Separation and Solta IPO activities include: (i) separating the Bausch + Lomb and Solta Medical businesses from the remainder of the Company, (ii) completing the B+L IPO and preparing for the suspended Solta IPO and (iii) the actions necessary for Bausch + Lomb to become an independent publicly traded entity. Separation and IPO costs are incremental costs directly related to the ongoing B+L Separation and the suspended Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for the Bausch + Lomb and Solta Medical entities. Separation and IPO costs were $33 million and $32 million for 2022 and 2021, respectively. The extent and timing of future charges of these costs to complete the B+L Separation cannot be reasonably estimated at this time and could be material.
See Note 4, “RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS” to our audited Consolidated Financial Statements for further details regarding these actions.
Other expense, net
Other expense, net for 2022 and 2021 consists of the following:

(in millions)	2022	2021
Litigation and other matters	$9	$356
Acquired in-process research and development costs	1	8
Net gain on sale of assets	(5)	(2)
Acquisition-related contingent consideration	29	11
Other, net	1	—
Other expense, net	$35	$373
Litigation and other matters for 2021, includes adjustments related to the Glumetza Antitrust Litigation, partially offset by insurance recoveries of $213 million related to certain litigation matters. See Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for further details regarding these matters

Acquired in-process research and development costs primarily consists of costs associated with the upfront payments to enter into certain exclusive licensing agreements.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization and write-off of debt discounts, premiums and debt issuance costs under our credit facilities and notes as well as, the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company’s cross-currency swaps. In November 2021, we entered into a transaction to unwind our cross-currency swaps. In July 2022, Bausch + Lomb entered into new cross-currency swaps with aggregate notional amounts of $1,000 million. Following the completion of the debt exchange in September 2022, interest payments on certain of our debt will not be classified as interest expense but rather will be a reduction in premium recorded at the time of the debt exchange.
Interest expense was $1,464 million and $1,426 million and included non-cash amortization and write-offs of debt discounts, premiums and debt issuance costs of $99 million and $55 million for 2022 and 2021, respectively. Interest expense increased $38 million, or 3%, in 2022 as compared to 2021, primarily attributable to higher write-offs of debt issuance costs in 2022 as well as higher interest rates partially offset by the impact of lower outstanding debt balances and the impact of the accounting treatment for the New Secured Notes, which resulted in lower interest expense of $74 million in the fourth quarter of 2022 as compared to the stated rate of interest on the New Secured Notes. The weighted average stated rate of interest as of December 31, 2022 and 2021 was 7.74% and 5.88%, respectively. The increase in the weighted average stated rate of interest of 186 bps is primarily attributable to the New Secured Notes and term loan facilities. Due to the accounting treatment for the New Secured Notes, interest expense in the Company’s financial statements in future periods will not be representative of the weighted average stated rate of interest.
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further details.
Gain (Loss) on Extinguishment of Debt
Gain (loss) on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. The gain on extinguishment of debt was $875 million for 2022, as compared to loss on extinguishment of debt of $62 million for 2021, primarily associated with certain refinancing transactions that occurred each year and represents the differences between the amounts paid to settle the extinguished debt and its carrying value. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Core Business” for additional information regarding our gain on extinguishment of debt.
The gain on extinguishment of debt for 2022 includes: (i) the gain associated with the Exchange Offer of $570 million and (ii) the gains associated with the early retirement of certain senior unsecured notes of $369 million discussed below, partially offset by $64 million of losses associated with the refinancing and modification to certain debt obligations completed in connection with the B+L IPO, each as discussed in further detail below, under “— Liquidity and Capital Resources — Liquidity and Debt”.
During June 2022 and December 2022, through a series of transactions we repurchased and retired, outstanding senior notes with an aggregate par value of $927 million in the open market, for approximately $550 million using: (i) the net proceeds from the partial exercise of the over-allotment option in the B+L IPO by the underwriters, after deducting underwriting commissions, (ii) amounts available under our revolving credit facility and (iii) cash on hand. The senior notes retired had maturities of November 2025 through February 2031 and had a weighted average interest rate of approximately 5.60%. As a result of these transactions, we recognized a gain on the extinguishment of debt of approximately $369 million. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Focus on Core Businesses — Exchange Offer" for details of maturities and principal balances debt obligations.
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further details.

Foreign Exchange and Other
Foreign exchange and other was a loss of $8 million and a gain of $7 million for 2022 and 2021, respectively, an unfavorable net change of $15 million primarily due to: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Income Taxes
Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the temporary differences between the financial statement and income tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets for outside basis differences in investments in subsidiaries are only recognized if the difference will be realized in the foreseeable future. Provision for income taxes was $83 million in 2022 and benefit from income taxes was $87 million in 2021, an unfavorable net change of $170 million, primarily attributable to changes in our jurisdictional mix of earnings. In 2022, the Company’s valuation allowance decreased $199 million primarily attributable to the impact of book taxable income in Canada and the expiration of tax losses in the United States.
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
In 2022 and 2021, our effective tax rate differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is recorded, (ii) changes in uncertain tax positions, (iii) changes in tax attributes, (iv) the tax provision generated from our mix of earnings by jurisdiction, (v) impairment to goodwill which is non-deductible under tax laws and (vi) changes in the valuation allowance related to foreign tax credits and net operating losses.
We record a valuation allowance against our deferred tax assets to reduce their net carrying value to an amount that we believe is more likely than not to be realized. In determining our deferred tax asset valuation allowance, we estimate our ability to utilize future sources of income to realize the benefits of our temporary income tax differences including: (i) net operating loss carryforwards in each jurisdiction, primarily in Canada, the U.S. and Ireland, (ii) research and development tax credit carryforwards, (iii) scientific research and experimental development pool carryforwards and (iv) investment tax credit carryforwards. When we establish/increase or reduce/decrease the valuation allowance, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. Our valuation allowance against deferred tax assets as of December 31, 2022 and 2021 was $2,023 million and $2,222 million, respectively, a decrease of $199 million, as discussed above.
See Note 17, “INCOME TAXES” to our audited Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
Our portfolio of products falls into five reportable segments: (i) Salix, (ii) International, (iii) Solta Medical, (iv) Diversified Products and (v) Bausch + Lomb.
The following is a brief description of our segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represented 80% of the Salix segment’s revenues.
•The International segment consists of sales, with the exception of sales of Bausch + Lomb products and Solta aesthetic medical devices, outside the U.S and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical and OTC products.
•The Solta Medical segment consists of global sales of Solta Medical (“Solta”) aesthetic medical devices.
•The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products, (iii) Ortho Dermatologics (dermatological products) and (iv) dentistry products.
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Ophthalmic Pharmaceuticals products.

Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, including loss on assets held for sale, Restructuring, integration, separation and IPO costs, and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 22, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for a reconciliation of segment profit to Loss before income taxes.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the year over year changes in segment revenues for 2022 and 2021. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for 2022 and 2021.

	Years Ended December 31,				Change
	2022		2021		2021 to 2022
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenue
Salix	$2,090	26%	$2,074	24%	$16	1%
International	988	12%	1,166	14%	(178)	(15)%
Solta Medical	300	4%	308	4%	(8)	(3)%
Diversified Products	978	12%	1,121	13%	(143)	(13)%
Bausch + Lomb	3,768	46%	3,765	45%	3	—%
Total revenues	$8,124	100%	$8,434	100%	$(310)	(4)%

Segment Profits / Segment Profit Margins
Salix	$1,489	71%	$1,493	72%	$(4)	—%
International	324	33%	403	35%	(79)	(20)%
Solta Medical	135	45%	167	54%	(32)	(19)%
Diversified Products	612	63%	722	64%	(110)	(15)%
Bausch + Lomb	874	23%	958	25%	(84)	(9)%
Total	$3,434	42%	$3,743	44%	$(309)	(8)%
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
Acquisitions, divestitures and discontinuations: In order to present period-over-period organic revenue (non-GAAP) growth/change on a comparable basis, revenues associated with acquisitions, divestitures and discontinuations are adjusted to include only revenues from those businesses and assets owned during both periods. Accordingly, organic revenue and organic growth/change exclude from the current period, revenues attributable to each acquisition for twelve months subsequent to the day of acquisition, as there are no revenues from those businesses and assets included in the comparable prior period. Organic revenue and change in organic revenue exclude from the prior period, all revenues attributable to each divestiture and discontinuance during the twelve months prior to the day of divestiture or discontinuance, as there are no revenues from those businesses and assets included in the comparable current period. Revenues attributable to acquisitions completed in 2022 were less than $1 million during 2022.
The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and presents organic revenue (Non-GAAP) and the year over year changes in organic revenue (Non-GAAP) for 2022 and 2021 by segment.

	Year Ended December 31, 2022			Year ended December 31, 2021			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Salix	$2,090	$—	$2,090	$2,074	$—	$2,074	$16	1%
International	988	65	1,053	1,166	(167)	999	54	5%
Solta Medical	300	15	315	308	—	308	7	2%
Diversified Products	978	—	978	1,121	(1)	1,120	(142)	(13)%
Bausch + Lomb	3,768	184	3,952	3,765	(10)	3,755	197	5%
Total	$8,124	$264	$8,388	$8,434	$(178)	$8,256	$132	2%
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for approximately 81% and 79% of the Salix segment revenues and approximately 21% and 19% of the Company’s revenues for 2022 and 2021, respectively. No other single product group represents 10% or more of the Salix segment revenues. The Salix segment revenue was $2,090 million and $2,074 million for 2022 and 2021, respectively, an increase of $16 million, or 1%. The increase was primarily attributable to increases in net realized pricing of $95 million, primarily attributable to our Xifaxan® product line partially offset by a decrease in volumes of $79 million, primarily attributable to: (i) unfavorable inventory balancing of Xifaxan® by certain wholesalers and (ii) the impact of generic competition for certain other products as they have lost exclusivity.
Salix Segment Profit
The Salix segment profit was $1,489 million and $1,493 million for 2022 and 2021, respectively, a decrease of $4 million. The decrease was primarily driven by higher selling, advertising and promotion expenses primarily associated with Xifaxan®, partially offset by lower litigation costs and the increase in revenue, as previously discussed.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $988 million and $1,166 million for 2022 and 2021, respectively, a decrease of $178 million, or 15%. The decrease was primarily attributable to: (i) the impact of divestitures and discontinuations of $167 million, primarily attributable to our divestiture of Amoun on July 26, 2021 and (ii) the unfavorable impact of foreign currencies of $65 million, primarily in Europe and Canada. The decreases were partially offset by: (i) an increase in net realized pricing of $30 million and (ii) an increase in volumes of $24 million. The increase in volumes is primarily attributable to Europe and was partially offset by charges for approximately $15 million of returns in connection with a change in certain distribution agreements representing a change in estimated future returns in one market, driven by lower estimated demand following the easing of local COVID-19 lockdown restrictions as well as a change of distributors, as previously discussed.
International Segment Profit
The International segment profit for 2022 and 2021 was $324 million and $403 million, respectively, a decrease of $79 million, or 20%. The decrease was primarily driven by the decrease in contribution primarily attributable to: (i) our divestiture of Amoun on July 26, 2021 and (ii) the unfavorable impact of foreign currencies, partially offset by an increase in net realized pricing and higher volumes.

Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product lines, which accounted for approximately 77% of the Solta segment revenues for 2022, respectively. No other single product group represents 10% or more of the Solta segment revenues. The Solta segment revenue was $300 million and $308 million for 2022 and 2021, respectively, a decrease of $8 million, or 3%. The decrease was primarily attributable to: (i) a net decrease in volume of $16 million primarily driven by the impact of the government enforced COVID-19 pandemic related shutdowns in China, as previously discussed, partially offset by increases in volumes in other Asia Pacific countries and (ii) the unfavorable impact of foreign currencies of $15 million, partially offset by an increase in net realized pricing of $23 million.
Solta Medical Segment Profit
The Solta Medical segment profit was $135 million and $167 million for 2022 and 2021, respectively, a decrease of $32 million, or 19%. The decrease is primarily attributable to an increase in R&D and the unfavorable impact of foreign currencies.
Diversified Products Segment:
Diversified Products Segment Revenue
The Diversified Products segment revenue was $978 million and $1,121 million for 2022 and 2021, respectively, a decrease of $143 million, or 13%. The decrease was primarily driven by: (i) a decrease in volume of $131 million and (ii) a decrease in net realized pricing of $11 million. The decrease in volumes was primarily attributable to our Neurology and Other and Generics businesses due to: (i) decreases in several products attributable to the non-recurring pandemic related government mail order programs in 2021 and (ii) the impacts of more generic competitors.
Diversified Products Segment Profit
The Diversified Products segment profit was $612 million and $722 million for 2022 and 2021, respectively, a decrease of $110 million, or 15% and was primarily driven by the decrease in revenues, as previously discussed.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment has a diversified product line with no single product group representing 10% or more of its segment revenues. The Bausch + Lomb segment revenue was $3,768 million and $3,765 million for 2022 and 2021, respectively, an increase of $3 million. The increase was primarily attributable to: (i) increase in volumes of $114 million and net realized pricing of $83 million, partially offset by: (i) the unfavorable impact of foreign currencies across all of Bausch + Lomb international businesses of $184 million, primarily in Europe and Asia and (ii) the impact of divestitures and discontinuations of $10 million, related to the discontinuation of certain products. The increase in volumes was primarily driven by: (i) the consumer eye care business, driven by: (a) increased demand for Lumify®, Biotrue®, PreserVision® and Ocuvite®, (b) the non-recurrence of a third-party supplier quality issue on the prior year revenues of certain consumer eye care products, as discussed below, (ii) increased demand of consumables and intraocular lenses within the Surgical business and (iii) increased demand and new launches within the Ophthalmic Pharmaceuticals business. These increases in volumes and pricing were partially offset by: (i) the impact of the COVID-19 pandemic on the consumer and contact lens businesses in China and (ii) a claw-back related to the Ministerial Decree (“DM”) certifying a spending ceiling for the Italian National Health Fund for the years 2015-2018.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit was $874 million and $958 million for 2022 and 2021, respectively, a decrease of $84 million, or 9%. The decrease was primarily driven by: (i) higher selling expenses, primarily due to freight and (ii) higher manufacturing variances, driven by inflationary pressures and higher manufacturing efficiency ramp-up costs of Daily SiHy lenses and, partially offset by the non-recurrence of prior year charges related to a quality issue at a third-party supplier. These decreases were partially offset by the increase in revenues, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Summarized cash flow information for the years 2022, 2021 and 2020 is as follows:

	Years Ended December 31,			Change
(in millions)	2022	2021	2020	2021 to 2022	2020 to 2021
Net loss	$(212)	$(937)	$(559)	$725	$(378)
Adjustments to reconcile Net loss to net cash provided by operating activities	(120)	2,491	2,036	(2,611)	455
Cash (used in) provided by operating activities before changes in operating assets and liabilities	(332)	1,554	1,477	(1,886)	77
Changes in operating assets and liabilities	(396)	(128)	(366)	(268)	238
Net cash (used in) provided by operating activities	(728)	1,426	1,111	(2,154)	315
Net cash (used in) provided by investing activities	(303)	409	(261)	(712)	670
Net cash used in financing activities	(474)	(1,513)	(2,294)	1,039	781
Effect of exchange rate changes on cash and cash equivalents	(23)	(19)	16	(4)	(35)
Net (decrease) increase in cash, cash equivalents, restricted cash and other settlement deposits	(1,528)	303	(1,428)	(1,831)	1,731
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	2,119	1,816	3,244	303	(1,428)
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$591	$2,119	$1,816	$(1,528)	$303
A detailed discussion of the year-over-year changes of the Company’s 2021 results compared with that of 2020 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations with Retrospective Segment Changes of the 2021 Form 10-K” in Exhibit 99.1 of our Form 8-K filed on May 11, 2022.
Operating Activities
Net cash used in operating activities was $728 million in 2022 as compared to Net cash provided by operating activities of $1,426 million in 2021, a decrease of $2,154 million. The decrease was attributable to: (i) the decrease in Cash provided by operating activities before changes in operating assets and liabilities and (ii) Changes in operating assets and liabilities.
Cash used in operating activities before changes in operating assets and liabilities in 2022 was $332 million as compared to Cash provided by operating activities before changes in operating assets and liabilities in 2021 of $1,554 million, a decrease of $1,886 million. The decrease is primarily attributable to: (i) payments of $1,572 million of accrued legal settlements related to the Securities Class Action Settlement, the Glumetza Antitrust Litigation and a RICO class action matter paid during 2022, (ii) changes in business performance, (iii) the impact of our divestiture of Amoun on July 26, 2021 and (iv) an increase in payments for separation costs, separation-related costs, IPO costs and IPO-related costs in 2022 as compared to 2021.
As of December 31, 2021, Restricted cash and other settlement deposits included $1,210 million of payments into an escrow fund under the terms of Securities Class Action Settlement which was subject to one objector’s appeal of the final court approval of the agreement. The period to file a petition for an appeal with the U.S. Supreme Court expired on August 10, 2022 and the objector did not file such a petition. The expiration of this deadline means the Securities Class Action Settlement has become “final”, as no more appeals can be filed. As a result, the Company’s rights in the funds previously paid into the escrow account were extinguished in accordance with the terms of the Securities Class Action Settlement.
As of December 31, 2021, Restricted cash and other settlement deposits also included $300 million of payments into escrow funds under the terms of settlement in the Glumetza Antitrust Litigation. On February 3, 2022 the court granted final approval of the class settlement and ordered dismissal of the class plaintiff’s claims. The deadline to appeal the final approval of the class settlement has now passed.
See Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for further details.

Changes in operating assets and liabilities resulted in a net decrease in cash of $396 million and $128 million in 2022 and 2021, respectively, an unfavorable change of $268 million. During 2022, Changes in operating assets and liabilities was negatively impacted by: (i) an increase in inventories of $198 million, (ii) increase in Accounts payable, accrued and other liabilities of $75 million, (iii) the timing of other payments in the ordinary course of business of $66 million, driven in part by the impact of the interest payments made on September 30, 2022 associated with the notes tendered in the Exchange Offer and (iv) increase in trade receivables of $57 million. During 2021, Changes in operating assets and liabilities was negatively impacted by: (i) the increase in trade receivables of $229 million, (ii) an increase in inventories of $16 million and (iii) lower interest payable due to the timing of payments of $13 million, partially offset by the positive impact of the timing of other payments in the ordinary course of business of $130 million.
Investing Activities
Net cash used in investing activities was $303 million in 2022 and was primarily driven by Purchases of property, plant and equipment of $218 million.
Net cash provided by investing activities was $409 million in 2021 and was primarily driven by: (i) Proceeds from sale of assets and businesses, net of costs to sell of $669 million, which is primarily attributable to the Amoun Sale and (ii) Settlements from cross-currency swaps of $27 million, partially offset by Purchases of property, plant and equipment of $269 million.
Financing Activities
Net cash used in financing activities during 2022 was $474 million and was primarily driven by: (i) the issuance of long-term debt (net of discounts) of $6,836 million related to the February 2027 Secured Notes, 2027 Term Loan B Facility, draws on the 2027 Revolving Credit Facility and the B+L Term Loan Facility and (ii) net proceeds from the B+L IPO of $675 million, partially offset by the repayment of long-term debt of $7,846 million related to: (i) the repayment of the outstanding balance under our 2023 Revolving Credit Facility, (ii) the repayment of the outstanding balance of our 6.125% Senior Unsecured Notes, (iii) the repayment of the outstanding balances under our 2025 Term Loan B Facilities and (iv) the repurchase and retirement of certain outstanding senior notes in the open market with an aggregate par value of $927 million for approximately $550 million.
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
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further details regarding the financing activities previously described.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash collected from customers, funds as available from our revolving credit facility, issuances of long-term debt and issuances of equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months.
Cash, cash equivalents and restricted cash and other settlements as presented in the Consolidated Balance Sheet as of December 31, 2022 includes $380 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operations, investing and financing activities of Bausch + Lomb, is expected to be retained by Bausch + Lomb entities and are generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt or issue equity or equity-linked securities.

Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $20,766 million and $22,654 million as of December 31, 2022 and 2021, respectively. Aggregate contractual principal amounts due under our debt obligations were $19,110 million and $22,870 million as of December 31, 2022 and 2021, respectively, a decrease of $3,760 million.
On September 30, 2022, we closed the Exchange Offer, pursuant to which existing unsecured senior notes as set forth in the table below (collectively, the “Existing Unsecured Senior Notes”) with an aggregate outstanding principal balance of $5,594 million were exchanged for $3,125 million in aggregate principal balance of New Secured Notes (as defined below). The Exchange Offer reduced our then aggregate outstanding principal debt balance by $2,469 million. In accordance with U.S. GAAP, we recognized a portion of this reduction as a gain of $570 million, net of third-party fees and the write-off of the unamortized debt discounts and issuance costs related to the Existing Unsecured Senior Notes, and were required to record the balance of the reduction in our debt balance of $1,835 million, as a premium on the New Secured Notes. This premium will be reduced as we make interest payments on the New Secured Notes in the amounts as presented in the previously provided table under the caption “Exchange Offer”. Due to the accounting treatment for the New Secured Notes, interest expense in the Company’s financial statements in future periods will not be representative of the contractual interest due at the New Secured Notes’ stated rates of interest. Additionally, the portion of interest payments that reduce the premium recorded will be classified within Financing Activities in the Company’s Consolidated Statement of Cash Flows.
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further details on the accounting for the Exchange Offer.
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
The Exchange Offer reduced the principal balances of our outstanding debt obligations by $2,469 million. The Exchange Offer also had the effect of extending the maturities of approximately $2,400 million of aggregate principal balances of senior notes coming due during the years 2025 through 2027 out to the years 2028 and 2030. Additionally, we have reduced our estimated interest requirements for the year 2023 by approximately $65 million.
In addition to the Exchange Offer, we made debt repayments and completed refinancing transactions during 2022 that reduced our outstanding debt obligations and extended certain maturities of our remaining debt obligations as previously discussed under “— Liquidity and Capital Resources — Cash Flows — Financing Activities”.
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
Senior Secured Credit Facilities under the 2022 Amended Credit Agreement
On May 10, 2022, the Company and certain of its subsidiaries as guarantors entered into a Second Amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit and Guaranty Agreement (as amended by the Second Amendment, the “2022 Amended Credit Agreement”). The 2022 Amended Credit Agreement provides for a new term loan facility with an aggregate principal amount of $2,500 million (the “2027 Term Loan B Facility”) maturing on February 1, 2027 and a new revolving credit facility of $975 million (the “2027 Revolving Credit Facility”) that will mature on the earlier of February 1, 2027 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and BHA in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2027 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or Euros. After giving effect to the Second Amendment, the 2023 Revolving Credit Facility, June 2025 Term Loan B Facility and November 2025 Term Loan B Facility were refinanced (such refinancing, the “Credit Agreement Refinancing”), along with certain of the Company’s existing senior notes, using net proceeds from the borrowings under the 2027 Term Loan B Facility, the B+L IPO and the B+L Debt Financing (as defined below) and available cash on hand. As of December 31, 2022, the Company had drawn $470 million on the 2027 Revolving Credit Facility.
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
The amortization rate for the 2027 Term Loan B Facility is 5.00% per annum, or $125 million, payable in quarterly installments beginning on September 30, 2022. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2022, the remaining mandatory quarterly amortization payments for the 2027 Term Loan B Facility were $500 million through December 2026.
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
The 2022 Amended Credit Agreement provides that Bausch + Lomb shall initially be a “restricted” subsidiary subject to the terms of the 2022 Amended Credit Agreement covenants but does not require Bausch + Lomb to guarantee the obligations under the 2022 Amended Credit Agreement. The 2022 Amended Credit Agreement permits the Company to designate Bausch + Lomb as an “unrestricted” subsidiary under the 2022 Amended Credit Agreement and no longer subject to the terms of the covenants thereunder provided that no event of default is continuing or will result from such designation and the total leverage ratio of Remainco (as defined in the 2022 Amended Credit Agreement) will not be greater than 7.60:1.00 on a pro forma basis. The Credit Agreement Refinancing contains provisions designed to facilitate the B+L Separation.
Senior Secured Credit Facilities under the B+L Credit Agreement
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “B+L Credit Agreement”, and the credit facilities thereunder, the “B+L Credit Facilities”) providing for a term loan of $2,500 million with a five-year term to maturity (the “B+L Term Facility”) and a five-year revolving credit facility of $500 million (the “B+L Revolving Credit Facility” and such financing, the “B+L Debt Financing”). The B+L Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The term loan is denominated in U.S. dollars, and borrowings under the revolving credit facility will be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of December 31, 2022, the principal amount outstanding under the B+L Term Facility was $2,488 million and $2,439 million net of issuance costs. The B+L Revolving Credit Facility remained undrawn.
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
The amortization rate for the B+L Term Facility is 1.00% per annum and the first installment was paid on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2022, the remaining mandatory quarterly amortization payments for the Term Facility were $106 million through March 2027, with the remaining term loan balance being due in May 2027.
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
New BHC Secured Notes
The 11.00% First Lien Secured Notes mature on September 30, 2028, and have a stated interest of 11.00% per year that is payable semi-annually in arrears on each March 30 and September 30. The 11.00% First Lien Secured Notes are redeemable, in whole or in part, at any time at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including the date of redemption plus a “make-whole” premium as described in the 11.00% First Lien Secured Notes indenture.
The 14.00% Second Lien Secured Notes mature on October 15, 2030, and have a stated interest of 14.00% per year that is payable semi-annually in arrears on each April 15 and October 15. The 14.00% Second Lien Secured Notes will be redeemable, in whole or in part, at any time on or after October 15, 2025 at the applicable redemption prices set forth in the 14.00% Second Lien Secured Notes indenture. In addition, some or all of the 14.00% Second Lien Secured Notes may be redeemed prior to October 15, 2025 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including the date of redemption plus a “make-whole” premium as described in the 14.00% Second Lien Secured Notes indenture. At any time prior to October 15, 2025, up to 40% of the aggregate principal amount of the 14.00% Second Lien Secured Notes may be redeemed with the net proceeds of certain equity offerings at the redemption price set forth in the 14.00% Second Lien Secured Notes indenture.
9.00% Intermediate Holdco Secured Notes
The 9.00% Intermediate Holdco Secured Notes mature on January 30, 2028, and have a stated interest of 9.00% per year that is payable semi-annually in arrears on each January 30 and July 30. The 9.00% Intermediate Holdco Secured Notes are redeemable at the option of Intermediate Holdco, in whole or in part, at any time, at the redemption prices set forth in the 9.00% Intermediate Holdco Secured Notes indenture.
The 9.00% Intermediate Holdco Secured Notes are general senior secured obligations of Intermediate Holdco and secured by first priority liens (subject to permitted liens and certain other exceptions) on substantially all of the assets of Intermediate Holdco, which as of December 31, 2022 were comprised of 38.6% of the issued and outstanding common shares of Bausch + Lomb Corporation. The 9.00% Intermediate Holdco Secured Notes and Intermediate Holdco’s other obligations under the indenture governing such notes are not obligations or responsibilities of, or guaranteed by, the Company, Bausch + Lomb or any of their respective affiliates or subsidiaries (other than the issuer Intermediate Holdco). The sole recourse of the holders of the 9.00% Intermediate Holdco Secured Notes under the 9.00% Intermediate Holdco Secured Notes and the indenture governing such notes is limited to Intermediate Holdco and its assets.
The aggregate principal amount of our Senior Secured Notes and 9.00% Intermediate Holdco Secured Notes as of December 31, 2022 and 2021 was $7,905 million and $3,850 million, respectively, an increase of $4,055 million. The increase is attributable to: (i) the issuance of the New BHC Secured Notes and the issuance of the 9.00% Intermediate Holdco Secured Notes in connection with the Exchange Offer as previously discussed and (ii) the issuance of the February 2027 Secured Notes as previously discussed, partially offset by the repurchase of $70 million of secured notes in the open market.

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
The aggregate principal amount of our Senior Unsecured Notes as of December 31, 2022 and 2021 was $5,798 million and $14,900 million, respectively, a decrease of $9,102 million, attributable to: (i) Existing Unsecured Notes of $5,594 million validly tendered and accepted in connection with the Exchange Offer, (ii) the redemption in full of $2,650 million of April 2025 Unsecured Notes and (iii) the repurchase and retirement of certain outstanding Senior Unsecured Notes in the open market with an aggregate par value of approximately $857 million.
Availability Under Revolving Credit Facilities
As of the date of this filing, February 23, 2023, there were $420 million of outstanding borrowings, $25 million of issued and outstanding letters of credit and approximately $530 million of remaining availability under the 2027 Revolving Credit Facility.
As of the date of this filing, February 23, 2023, there were no outstanding borrowings, $24 million of issued and outstanding letters of credit and $476 million remaining availability under the B+L Revolving Credit Facility. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L Revolving Credit Facility are not available to fund the operations, investing and financing activities of Bausch Health.
Covenant Compliance
Any inability to comply with the covenants under the terms of our 2022 Amended Credit Agreement, Senior Secured Notes indentures or Senior Unsecured Notes indentures could lead to a default or an event of default for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under our 2022 Amended Credit Agreement, holders of our Senior Secured Notes and holders of our Senior Unsecured Notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver.
Since 2017 through the date of this filing, the Company completed several actions which included repaying debt with proceeds from divestitures and cash flows from operations, as well as refinancing debt with near term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with its financial maintenance covenant.
On November 29, 2022, the Company designated 1261229 B.C. Ltd., the entity that directly or indirectly holds 89% of the issued and outstanding shares of Bausch + Lomb, as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s indentures. In connection therewith, Bausch + Lomb and its subsidiaries, are now unrestricted subsidiaries of the Company and, as a result, are no longer subject to the covenants under the relevant Bausch Health indentures, and the earnings and debt of Bausch + Lomb, as defined in the relevant indentures, are also not included in the calculation of the Company’s financial maintenance covenant.
As of December 31, 2022, the Company was in compliance with the financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of this Form 10-K, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations over that same period.

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
The Senior Notes and Secured Notes are guaranteed by a portion of the Company’s subsidiaries. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $12,800 million and $2,161 million and total liabilities of $5,401 million and $942 million as of December 31, 2022 and 2021, respectively. On a non-consolidated basis, the non-guarantor subsidiaries had revenues of $4,164 million and $1,755 million for 2022 and 2021, respectively. On a non-consolidated basis, the non-guarantor subsidiaries had operating income of $114 million and $116 million for 2022 and 2021, respectively.
Weighted Average Interest Rate
The accounting for the Exchange Offer results in the New Secured Notes being carried at a premium relative to their principal amount and will result in no interest expense being recorded in our financial statements for a significant portion of the New Secured Notes. Therefore, interest expense recorded in our consolidated financial statements will differ significantly from the contractual interest rates of the New Secured Notes and term loan facilities. The weighted average interest rate of our debt as reported in our financial statements and the weighted average stated rate of interest was 6.13% and 7.74%, respectively, as of December 31, 2022.
The weighted average stated rate of interest of the Company’s outstanding debt as of December 31, 2021 was 5.88%. The increase in the weighted average stated rate of interest of 186 bps is due to the issuance of the New Secured Notes in connection with the Exchange Offer.
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further details.
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
Credit Ratings
As of February 23, 2023, the credit ratings and outlook from Moody’s, Standard & Poor’s and Fitch for certain outstanding obligations of the Company were as follows:

	Bausch Health Companies Inc.				Bausch + Lomb Corporation
Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook	Corporate Rating	Senior Secured Rating	Outlook
Moody’s	Caa2	Caa1	Ca	Negative		B1	Negative
Standard & Poor’s	CCC+	B-	CCC	Stable	B-	B-	Positive
Fitch	CCC	B	CC	No Outlook	B-	BB-	Rating Watch Evolving
Bausch Health Companies Inc. - On September 30, 2022, Moody’s downgraded all ratings to: a corporate rating of Caa2, a senior secured rating of Caa1 and a senior unsecured rating of Ca. On October 4, 2022, S&P lowered its senior secured rating to B-. On October 6, 2022, Fitch downgraded all ratings to: a corporate rating of CCC, a senior secured rating of B and a senior unsecured rating of CC. These downgrades were a result of the Exchange Offer (see Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements).
Bausch + Lomb Corporation - During December 2022, S&P upgraded these ratings one notch from CCC+ to B-, as a result of BHC designating Bausch + Lomb as an unrestricted subsidiary under the BHC Credit Agreement and the BHC Indentures.
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
In addition to our working capital requirements, as of December 31, 2022, we expect our primary cash requirements for 2023 to include:
~~•~~Debt repayments and interest payments—Based on our debt portfolio, we expect to make mandatory amortization and interest payments of $1,649 million during 2023. We have and, in the future, may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash from operations and cash provided from the sale of common stock and additional debt financings in connection with the B+L Separation;
•Capital expenditures—We expect to make payments of approximately $275 million for property, plant and equipment during 2023;
•Milestones—As previously discussed, we filed an NDA for NOV03 with the FDA in June 2022. If approved, we anticipate launching NOV03 in the U.S. in the second half of 2023, upon which we expect to make a payment of $45 million in 2023, under the terms of a December 2019 agreement with Novaliq GmbH, related to the future sales associated with NOV03.
•Contingent consideration payments—We expect to make contingent consideration and other development/approval/sales-based milestone payments of approximately $112 million during 2023;
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $8 million during 2023. See Note 11, “PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS” to our audited Consolidated Financial Statements for further details of our benefit obligations; and
Future Costs of B+L Separation
The Company has incurred costs associated with activities to complete the B+L Separation and the suspended Solta IPO and will continue to incur costs associated with the B+L Separation. These activities include the costs of: (i) separating Bausch + Lomb businesses from the remainder of the Company and (ii) registering Bausch + Lomb as an independent publicly traded entity. Separation and IPO costs are incremental costs directly related to the B+L Separation and Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing new boards of directors and related board committees for Bausch + Lomb. The Company has also incurred, and will incur, separation-related and IPO-related costs which are incremental costs indirectly related to the B+L Separation. These costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. The extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
Litigation Payments
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. During 2022, we made $1,572 million in payments of accrued legal settlements including payments related to the Securities Class Action Settlement, the Glumetza Antitrust Litigation and a RICO class action matter. As of December 31, 2022, the Company’s Consolidated Balance Sheet includes accrued loss contingencies of $326 million related to matters which are both probable and reasonably estimable, however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
See Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for further details.
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
Future Licensing Payments
In the ordinary course of business, the Company may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products primarily in the U.S. and Canada. In connection with these agreements, the Company may pay an upfront fee to secure the agreement. See Note 3, “ACQUISITIONS, LICENSING AGREEMENTS AND DIVESTITURE” to our audited Consolidated Financial Statements. Payments associated with the upfront fee for these agreements cannot be reasonably estimated at this time and could be material.
Unrecognized Tax Benefits
As of December 31, 2022, the Company had unrecognized tax benefits totaling $4 million which are expected to be realized within the next twelve months.
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
At February 17, 2023, we had 362,037,191 issued and outstanding common shares. In addition, as of February 17, 2023, we had 10,688,071 stock options and 8,868,404 time-based restricted share units (“RSUs”) that each represent the right of a holder to receive one of the Company’s common shares and 1,467,680 performance-based RSUs that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 1,100,234 common shares could be issued upon vesting of the performance-based RSUs outstanding.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business and financial results are affected by fluctuations in world financial markets, including the impacts of foreign currency exchange rate and interest rate movements. We evaluate our exposure to such risks on an ongoing basis and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We may use derivative financial instruments from time to time as a risk management tool and not for trading or speculative purposes.
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
Foreign Currency Risk
In 2022, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. We have exposure to multiple foreign currencies, including, among others, the Euro, Chinese yuan, Polish zloty, Canadian dollar and Mexican peso. Our operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls and fluctuations in the relative values of currencies. In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency revenues in relation to same currency expenses. Further strengthening of the U.S. dollar and/or further devaluation of foreign currencies will have a negative impact on our reported revenue and reported results. As of December 31, 2022, a 1% change in foreign currency exchange rates would have impacted our shareholders’ deficit by approximately $39 million.

As of December 31, 2022, the unrealized foreign exchange loss on the translation of the remaining principal amount of U.S. denominated credit facility, senior secured and unsecured notes was $585 million, for Canadian income tax purposes. Additionally, as of December 31, 2022, the unrealized foreign exchange gain on certain intercompany balances was equal to $207 million. One-half of any realized foreign exchange gain or loss will be included in our Canadian taxable income. Any resulting gain will result in a corresponding reduction in our available Canadian Losses, Scientific Research and Experimental Development Pool, and/or Investment Tax Credit carryforward balances. However, the repayment of the credit facility, senior notes and the intercompany loans denominated in U.S. dollars does not result in a foreign exchange gain or loss being recognized in our Consolidated Financial Statements, as these statements are prepared in U.S. dollars.
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
As of December 31, 2022, we had $13,715 million and $5,395 million principal amount of issued fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of December 31, 2022 was $9,317 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $323 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $332 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, would have an annualized pre-tax effect of approximately $54 million in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
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
Revenue Recognition
The Company’s revenues are primarily generated from product sales, primarily in the therapeutic areas of eye health, GI and dermatology that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication.
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
The development and application of the critical accounting policies associated with the revenue recognition guidance, including the policies associated with each of our product sales provisions and the table showing the activity and ending balances for our product sales provisions, are discussed in more detail in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our audited Consolidated Financial Statements.
Acquisition-Related Contingent Consideration
Some of the business combinations that we have consummated include contingent consideration to be potentially paid based upon the occurrence of future events, such as sales performance and the achievement of certain future development, regulatory and sales milestones. Acquisition-related contingent consideration associated with a business combination is initially recognized at fair value and remeasured each reporting period, with changes in fair value recorded in the Consolidated Statements of Operations. The estimates of fair value involve the use of acceptable valuation methods, such as probability-weighted discounted cash flow analysis and Monte Carlo Simulation (when appropriate), and contain uncertainties as they require assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration result from several factors including changes in the timing and amount of revenue estimates, changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria and changes in discount rates. A change in any of these assumptions could produce a different fair value, which could have a material impact on our results of operations. At December 31, 2022, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 18%.
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
Impairment exists when the carrying value of the asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset, which include the amount and timing of the projected future cash flows. If impairment exists, the carrying value of the asset is adjusted to its fair value. A discounted cash flow analysis is typically used to determine an asset’s fair value, using estimates and assumptions that market participants would apply. Some of the estimates and assumptions inherent in a discounted cash flow model include the amount and timing of the projected future cash flows, and the discount rate used to reflect the risks inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. In addition, an intangible asset’s expected useful life can increase estimation risk, as longer-lived assets necessarily require longer-term cash flow forecasts, which for some of our intangible assets can be up to 20 years. In connection with an impairment evaluation, we also reassess the remaining useful life of the intangible asset and modify it, as appropriate.
Management continually assesses the useful lives of the Company’s long-lived assets.
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

Goodwill
During the years 2022, 2021 and 2020, we recorded goodwill impairment charges of $824 million, $469 million and $0, respectively. As of December 31, 2022, we maintain 10 reporting units, eight of which comprise our goodwill balance.
We test our reporting units for impairment annually as of October 1, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Such events and circumstances could include increased competition and unexpected loss of market share, increased input costs relative to our projections (for example due to regulatory or industry changes), disposals of significant products or components of our business, unexpected business disruptions (for example due to a natural disaster, pandemic, unexpected changes in the regulatory environment, unexpected loss of exclusivity to a significant product, loss of a supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, or changes in management strategy. During our assessment, we consider each of the above potential events and circumstances, as well as the existence of any positive and/or mitigating events and circumstances, including the difference between a reporting unit’s fair value and carrying amount if determined in a recent fair value calculation (“headroom”), giving more weight to those events and circumstances that impact most significantly a reporting unit’s fair value or carrying amount.
We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, we record an impairment based on the difference between the fair value and carrying amount the reporting units as a reduction to goodwill. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our business strategies, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates and other market factors.
During 2022, we performed interim impairment assessments of our Ortho Dermatologics reporting unit within the Diversified Products segment, our Salix reporting unit, and our Vision Care, Surgical and Ophthalmic reporting units within the Bausch + Lomb segment. Our annual goodwill impairment test as of October 1, 2022, included performing separate quantitative fair value tests for the Neurology and Other reporting unit within the Diversified Products segment, as well as the Vision Care, Surgical and Ophthalmic reporting units within the Bausch + Lomb segment. For our remaining reporting units, we conducted our annual goodwill impairment test as of October 1, 2022, by first assessing qualitative factors. Based on our qualitative assessment as of October 1, 2022, management believed that it was more likely than not that the carrying amounts of its remaining reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test for those reporting units was not required.
Ortho Dermatologics
As part of our 2021 annual testing, we determined that the Ortho Dermatologics reporting unit had approximately 10% headroom as of October 1, 2021. Given its limited headroom, we continued to monitor the market conditions impacting the Ortho Dermatologics reporting unit during each quarterly reporting period and performed quantitative fair value testing as of March 31, 2022, June 30, 2022 and September 30, 2022. The quantitative fair value tests utilized our most recent cash flow projections for the Ortho Dermatologics reporting unit as revised at each testing date to reflect current market conditions and current trends in business performance. Our discounted cash flow models for the reporting unit also considered among other matters, volatility in many of the equity markets and pressures on market interest rates and macroeconomic factors such as changes in inflation for many commodities. As a result of these market conditions, trends in business performance, the revisions to our long-term expectations and other factors, our Ortho Dermatologics reporting unit was impaired during our interim testing reflecting our best estimate at that time of the outlook and risks of this business. Based on the quantitative fair value testing performed no impairment was identified during the three months ended March 31, 2022, however goodwill impairments of $83 million and $119 million were recorded during the three months ended June 30, 2022 and September 30, 2022, respectively. As a result, there was zero headroom in the Ortho Dermatologics reporting unit as of September 30, 2022.
During the fourth quarter of 2022, we evaluated the reporting unit’s performance as well as our revised long-term forecasts in light of current market conditions, current trends in business performance and the expected impacts of management’s latest business strategies. This evaluation supported management’s previous expectations for long-term business performance. Additionally, based on corporate bond rates as of December 31, 2022, we concluded that discount rates would not have increased during the fourth quarter as compared to the discount rate used in determining the fair value of the reporting unit as of September 30, 2022. As a result, no facts or circumstances were identified which indicate that additional fair value quantitative testing during the period October 1, 2022 through December 31, 2022 was necessary.

Salix
On August 10, 2022, the Norwich Legal Decision was issued that held, among other matters, that certain U.S. Patents protecting the composition and use of Xifaxan® for treating IBS-D were invalid. On August 16, 2022, the Company appealed the Norwich Legal Decision and intends to vigorously defend its Xifaxan® intellectual property. See “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for further details of this litigation matter and our response.
Xifaxan® revenues represent approximately 80% of the Salix reporting unit’s revenue. The ultimate outcome of the Norwich Legal Decision and other potential future related developments, including a competitor’s ability to launch a successful generic version to Xifaxan®, could impact the timing and extent of future revenues and cash flows associated with Xifaxan®. As a result of the uncertainty of the possible outcomes of the Norwich Legal Decision and the potential impact on Xifaxan® revenues we performed a quantitative fair value test as of September 30, 2022. Our quantitative fair value test used a probability-weighted discounted cash flow analysis, with a base case representing the our most recent cash flow projections as revised in the third quarter of 2022, as well as different scenarios representing a range of different outcomes which address, among other things, the range of possible outcomes of the Norwich Legal Decision and the timing of when a competitor or competitors could be able to successfully launch a generic version of Xifaxan®, if they are able to launch one at all. We assigned a probability weighting to each scenario reflecting our best estimate of likelihood of the outcome and calculated a weighted average of the valuations derived from the discounted cash flows under each scenario using this probability weighting. Under our probability-weighted valuation model the carrying value of the Salix reporting unit was less than its fair value and therefore no impairment was recorded as of September 30, 2022. However, as our probability-weighted discount valuation includes certain scenarios under which the Company does not retain market exclusivity for Xifaxan® through January 2028, the headroom for the Salix reporting was less than 5%.
Given its limited headroom, we continued to monitor market conditions affecting the Salix reporting unit, as well as any developments in the Norwich Legal Decision. Through December 31, 2022, there were no material developments in the facts and circumstances of the Norwich Legal Decision, including management’s assessment as to a competitor’s ability to launch a successful generic version to Xifaxan® prior to January 2028, if they are able to launch one at all. During the fourth quarter of 2022, we evaluated the reporting unit’s performance as well as our revised long-term forecasts in light of current market conditions, current trends in business performance and the expected impacts of management’s latest business strategies. This evaluation supported our previous expectations for long-term business performance. Additionally, based on corporate bond rates as of December 31, 2022, the Company concluded that discount rates would not have increased during the fourth quarter as compared to the discount rates used in determining the fair value of the reporting unit as of September 30, 2022. As a result, no facts or circumstances were identified which would indicate that additional fair value quantitative testing during the period October 1, 2022 through December 31, 2022 was necessary.
Neurology and Other
The Neurology and Other reporting unit operates in the United States, where shifting market dynamics, including changes in payer demands (such as pharmaceutical market access and contractual pricing), health care legislation, and other regulations are contributing to increasing pressure for the reduction of healthcare costs, through both pricing of pharmaceutical products and/or directing patients to lower cost unbranded generic products. This includes recent changes related to pharmaceutical pricing by the Federal government, including the passage of the Inflation Reduction Act (IRA) in August 2022 and, effective in 2024, changes to Medicaid rebate caps (passed as part of the American Rescue Plan Act of 2021). The nature of the Neurology and Other reporting unit’s product portfolio, which includes branded generic pharmaceuticals, is by its nature more directly impacted by these changing market dynamics, creating increased pressure on the reporting unit’s long-term financial performance. In response to these pressures, as well as to consider current market conditions and anticipated increased competition from new market entrants in 2023, we have begun taking steps to: (i) reassess our pricing strategies, (ii) re-evaluate our marketing and promotional efforts and (iii) reduce our cost structure, and we have revised our long-term forecasts for the Neurology and Other reporting unit to reflect these developments. As a result of the revisions to our long-term expectations for these and other factors, goodwill for our Neurology and Other reporting unit was impaired during our most recent annual impairment test reflecting our best estimate at that time of the outlook and risks of this business. Based on the quantitative fair value testing performed as October 1, 2022, a $622 million impairment to the goodwill of the Neurology and Other reporting unit was recognized.
Bausch + Lomb Reporting Units
The quantitative fair value test for the Vision Care, Surgical and Ophthalmic reporting units of the Bausch + Lomb segment as of October 1, 2022 utilized the most recent cash flow projections for each of the reporting units as revised in the fourth quarter of 2022 which reflected current market conditions and current trends in business performance. After completing the testing, the fair value of each of these reporting units had headroom in excess of 25%, and, therefore, there was no impairment to goodwill.
During the period October 1, 2022 through December 31, 2022, we continued to monitor the market conditions and trends in business performance for all our reporting units, including the Salix, Neurology and Other and Ortho Dermatologics reporting units, as discussed above. We determined that, no events occurred, or circumstances changed that would indicate that the fair value of any reporting unit might be below its carrying value as of December 31, 2022.
Our reporting units that were impaired were written down to their respective fair values resulting in zero headroom as of the applicable impairment test dates. Accordingly, these reporting units and others that have 10% or less excess fair value over carrying amount have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Any such impairment could be material to our results of operations in the period in which it was to occur.
Market factors outside of our control, which could result in future impairment to our reporting units, include but are not limited to: additional government-mandated pricing actions, higher than expected inflation, continued interest rate pressures, changes in medical reimbursements by third-party payors, additional unforeseen market entrants, unforeseen loss or exclusivity to significant products, changes in foreign currency exchange rates, the resurgence of COVID-19 or additional variants, unforeseen challenges to our patents including the ultimate outcome to the Norwich Legal Decision, geopolitical factors, changes in tax legislation and other significant adverse changes in the markets in which we operate. Additionally, factors such as our inability to successfully execute our business strategies, failure to attain our assumed growth rates and margins or should we decide to divest certain non-strategic assets could lead to the impairment of one or more of our reporting units in the future.
As outlined above, our quantitative fair value testing procedures performed during the three months ended September 30, 2022 and as of October 1, 2022 represented in the aggregate, approximately $10,325 million, or 89% of our $11,547 million goodwill balance as of December 31, 2022.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our audited Consolidated Financial Statements for further details on the goodwill impairments recognized in 2022 and 2021.
Contingencies
In the normal course of business, we are subject to loss contingencies, such as claims and assessments arising from litigation and other legal proceedings, contractual indemnities, product and environmental liabilities and tax matters. Other than loss contingencies that are assumed in business combinations for which we can reliably estimate the fair value, we are required to accrue for such loss contingencies if it is probable that the outcome will be unfavorable and if the amount of the loss can be reasonably estimated. We evaluate our exposure to loss based on the progress of each contingency, experience in similar contingencies and consultation with our legal counsel. We re-evaluate all contingencies as additional information becomes available. Given the uncertainties inherent in complex litigation and other contingencies, these evaluations can involve significant judgment about future events. The ultimate outcome of any litigation or other contingency may be material to our results of operations, financial condition and cash flows. See Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for further details regarding our current legal proceedings. If no accrual is made for a loss contingency because the amount of loss cannot be reasonably estimated, the Company will disclose contingent liabilities when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.
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
NEW ACCOUNTING STANDARDS
Information regarding the recently issued new accounting guidance (adopted and not adopted as of December 31, 2022) is contained in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our audited Consolidated Financial Statements.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected research and development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for 2023 and beyond; the Company’s plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in the 2022 Amended Credit Agreement, and senior notes indentures; the ability of our subsidiary, Bausch + Lomb, to comply with the financial and other covenants contained in the B+L Credit Agreement; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company, its supply chain, third-party suppliers, project development timelines, costs, revenues, margins, liquidity and financial condition, the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts and the Company’s planned actions and responses to this pandemic; the anticipated impact from the ongoing conflict between Russia and Ukraine; and the Company’s plan to separate its eye- health business, including the structure and timing of completing such separation transaction.
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
•the potential adverse impact on our business and operations resulting from the current conflict between Russia and Ukraine;
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
•with respect to the Company’s B+L Separation, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the B+L Separation, the expected timing of completion of the B+L Separation and its terms, the Company’s ability to complete the B+L Separation considering the various conditions to the completion of the B+L Separation (some of which are outside the Company’s control, including conditions related to regulatory matters and applicable shareholder and stock exchange approvals), that market or other conditions are no longer favorable to completing the B+L Separation, that the previously announced planned Solta IPO has been suspended, that the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements) may affect the timing of, or our ability to complete the B+L Separation, that applicable shareholder, stock exchange, regulatory or other approvals are not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the B+L Separation, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and the separated entity to satisfy the conditions required to maintain the tax-free status of the B+L Separation (some of which are beyond their control), limitations on the Company’s ability to sell a portion of the Company’s interest in Bausch + Lomb in order to maintain the tax-free status of the B+L Separation (including due to dilution from B+L’s issuance of share-based compensation awards), other potential tax or other liabilities that may arise as a result of the B+L Separation, the potential dissynergy costs resulting from the B+L Separation, the impact of the B+L Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any B+L Separation will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
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
•pricing decisions that we have implemented, or may in the future elect to implement, such as the Patient Access and Pricing Committee’s historic practice of limiting the average annual price increase for our branded prescription pharmaceutical products to single digits, or any future pricing actions we may take in 2023 or beyond following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);
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
•any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2023 or beyond, including as a result of the impacts of the COVID-19 pandemic on our business and operations, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in the 2022 Amended Credit Agreement, senior notes indentures and/or the B+L Credit Agreement (and other current or future credit and/or debt agreements) and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;
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
•any plans for the Company’s aesthetic medical business;
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of December 31, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers
On February 21, 2023, the Talent and Compensation Committee of the Board of Directors of the Company (the “Committee”) approved changes to the compensation of Thomas J. Appio, the Company’s Chief Executive Officer, based on a review of market data and Mr. Appio’s performance. The Committee increased Mr. Appio’s annual base salary to $1,200,000 effective February 25, 2023 and his target annual cash bonus opportunity to 125% of his base salary commencing with his 2023 bonus.
In addition, the Committee also determined that Mr. Appio’s annual aggregate target equity incentive compensation opportunity will be set at $11,000,000 commencing with annual equity awards to be made in 2023. For 2023, Mr. Appio’s annual equity award will be granted in the form of performance share units (subject to achievement of performance-based vesting conditions) and service-based restricted stock units. This amount reflects only the target value of Mr. Appio’s annual equity incentive awards; the actual value that may be realized by Mr. Appio in connection with these equity incentive awards will depend on the level of achievement of the applicable performance goals and satisfaction of the applicable service-vesting conditions.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required under this Item is incorporated herein by reference from information included in the 2023 Proxy Statement.
The Board of Directors has adopted a code of ethics (the “Code of Conduct”) that applies to our employees, including the Chief Executive Officer, Chief Financial Officer, the principal accounting officer, controller, and all vice presidents and above in the finance department of the Company worldwide. A copy of the Code of Conduct can be found on our website at: www.bauschhealth.com. We intend to satisfy the SEC disclosure requirements regarding amendments to, or waivers from, any provisions of our Code of Conduct on our website.
Item 11.    Executive Compensation
Information required under this Item relating to executive compensation is incorporated herein by reference from information included in the 2023 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information included in the 2023 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required under this Item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2023 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Information required under this Item relating to the fees for professional services rendered by our independent auditors in 2022 and 2021 is incorporated herein by reference from information included in the 2023 Proxy Statement.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as a part of the report:
(1)The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof.
(2)Exhibits
All schedules are omitted because they are not applicable, or the required information is included in the financial statements or notes.
Item 16.    Form 10-K Summary
None.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Certificate of Continuation, dated August 9, 2013, originally filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 13, 2013, which is incorporated by reference herein.
3.2
Notice of Articles of Valeant Pharmaceuticals International, Inc., dated August 9, 2013, originally filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 13, 2013, which is incorporated by reference herein.

3.3
Articles of Valeant Pharmaceuticals International, Inc., dated August 8, 2013, originally filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on August 13, 2013, which is incorporated by reference herein.

3.4
Notice of Articles of Bausch Health Companies Inc., as of July 16, 2018, originally filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 16, 2018, which is incorporated by reference herein.

3.5
Articles of Bausch Health Companies Inc., as of July 13, 2018, originally filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 16, 2018, which is incorporated by reference herein.

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

4.2
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

4.3
Indenture, dated as of December 18, 2017, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto and The Bank of New York Mellon, as trustee, governing the 9.000% Senior Notes due 2025, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 18, 2017, which is incorporated by reference herein.

4.4
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

4.5
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

4.6
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

4.7
Indenture, dated as of May 23, 2019, by and among Bausch Health Companies Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 7.000% Senior Notes due 2028 and the 7.250% Senior Notes due 2029, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2019, which is incorporated by reference herein.

4.8
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

4.10
Indenture, dated as of December 3, 2020, by and among Bausch Health Companies Inc., the guarantors named therein and The Bank of New York Mellon, N.A., as trustee, governing the 5.000% Senior Notes due 2029 and the 5.250% Senior Notes due 2031, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 3, 2020, which is incorporated by reference herein.

4.11
Indenture, dated as of June 8, 2021, by and among Bausch Health Companies Inc., the guarantors named therein and The Bank of New York Mellon, N.A., as trustee, governing the 4.875% Senior Notes due 2028, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021, which is incorporated by reference herein.

4.12
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

4.13
Indenture, dated as of September 30, 2022, by and among Bausch Health Companies Inc., the guarantors party thereto, The Bank of New York Mellon, as trustee, and the notes collateral agents party thereto, governing the 11.00% Senior Secured Notes due 2028, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2022, which is incorporated by reference herein.

4.14
Indenture, dated as of September 30, 2022, by and among Bausch Health Companies Inc., the guarantors party thereto, The Bank of New York Mellon, as trustee, and the notes collateral agents party thereto, governing the 14.00% Senior Secured Notes due 2030, originally filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 4, 2022, which is incorporated by reference herein.

4.15
Indenture, dated as of September 30, 2022, by and among 1375209 B.C. Ltd., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, as notes collateral agent, governing the 9.00% Senior Secured Notes due 2028, originally filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 4, 2022, which is incorporated by reference herein.

4.16
Form of Common Share Certificate of Bausch Health Companies Inc., originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2018, which is incorporated by reference herein.

4.17
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended, originally filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 19, 2020, which is incorporated by reference herein.

4.18
Sixteenth Supplemental Indenture, dated as of September 14, 2022, by and among Bausch Health Americas, Inc. and the Bank of New York Mellon, as trustee, amending that certain Indenture dated as of March 26, 2018 relating to the BHA’s 9.250% Senior Notes due 2026, originally filed as Exhibit 10.4 to the Company’s Current Report on Form 10-Q filed on November 3, 2022, which is incorporated by reference herein.

4.19
Sixteenth Supplemental Indenture, dated as of September 14, 2022, by and among Bausch Health Americas, Inc. (“BHA”) and the Bank of New York Mellon, as trustee, amending that certain Indenture dated as of June 1, 2018 relating to the BHA’s 8.500% Senior Notes due 2027, originally filed as 10.5 to the Company’s Current Report on Form 10-Q filed on November 3, 2022, which is incorporated by reference herein.

4.20
Fourteenth Supplemental Indenture, dated as of September 14, 2022, by and among Bausch Health Companies Inc. and the Bank of New York Mellon, as trustee, amending that certain Indenture dated as of May 23, 2019 relating to the Company’s 7.000% Senior Notes due 2028, originally filed as 10.6 to the Company’s Current Report on Form 10-Q filed on November 3, 2022, which is incorporated by reference herein.

4.21
Fourteenth Supplemental Indenture, dated as of September 14, 2022, by and among Bausch Health Companies Inc. and the Bank of New York Mellon, as trustee, amending that certain Indenture dated as of December 30, 2019 relating to the Company’s 5.000% Senior Notes due 2028, originally filed as 10.7 to the Company’s Current Report on Form 10-Q filed on November 3, 2022, which is incorporated by reference herein.

4.22
Fifteenth Supplemental Indenture, dated as of September 28, 2022, by and among Bausch Health Companies Inc. and the Bank of New York Mellon, as trustee, amending that certain Indenture dated as of May 23, 2019 relating to the Company’s 7.250% Senior Notes due 2029, originally filed as 10.8 to the Company’s Current Report on Form 10-Q filed on November 3, 2022, which is incorporated by reference herein.

10.1
Bausch Health Companies Inc. Further Amended and Restated 2014 Omnibus Incentive Plan, effective as of April 28, 2020 (the "Amended and Restated 2014 Omnibus Incentive Plan"), originally filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 24, 2021, which is incorporated by reference herein.†

10.2
Form of Matching Restricted Stock Unit Agreement (Matching Units) under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 7, 2018, which is incorporated by reference herein.†

10.3
Form of 2016 Stock Option Grant Agreement under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 6, 2019, which is incorporated by reference herein.†

10.4
Form of Stock Option Grant Agreement (Nonstatutory Stock Options), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.5
Form of Director Restricted Share Units Award Agreement (Annual Grants), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein. †

10.6
Form of Stock Option Grant Agreement (Nonstatutory Stock Options), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.7
Form of 2018 Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.8	Form of RSU Grant Agreement, originally filed as Exhibit 10.13 to the Company’s Current Report on Form 10-Q filed on May 10, 2022, which is incorporated by reference herein. ††
10.9
Form of 2018 Restricted Stock Unit Agreement, under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.10	Form of Option Grant Agreement, originally filed as Exhibit 10.14 to the Company’s Current Report on Form 10-Q filed on May 10, 2022, which is incorporated by reference herein. ††
10.11
Form of 2018 Stock Option Grant Agreement (Nonstatutory Stock Options), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 28, 2018, which is incorporated by reference herein.†

10.12
Form of 2021 Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 4, 2021, which is incorporated by reference herein.†

10.13
Form of 2021 Share Unit Grant Agreement (TSR Performance Restricted Share Units), under the Amended and Restated 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 2, 2021, which is incorporated by reference herein.†

10.14
Valeant Pharmaceuticals International, Inc. 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”), effective as of April 6, 2011, as amended on and approved by the shareholders on May 16, 2011, originally filed as Annex A to the Company’s Management Proxy Circular and Proxy Statement on Schedule 14A filed on April 14, 2011, as amended by the Supplement dated May 10, 2011 to the Company’s Management Proxy Circular and Proxy Statement filed on May 10, 2011, which is incorporated by reference herein.†

10.15
Bausch Health Companies Inc. Further Amended and Restated 2014 Omnibus Incentive Plan, effective as of June 21, 2022, originally filed as Exhibit B to the Company’s definitive proxy statement (File No. 001-14956) filed on May 2, 2022, which is incorporated by reference herein. ††

10.16
Form of Stock Option Grant Agreement under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012, which is incorporated by reference herein.†

10.17
Form of Spinoff Bonus Program Letter Agreement dated November 2, 2020, originally filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 24, 2021, which is incorporated by reference herein.†

10.18
Valeant Pharmaceuticals International, Inc. Directors Share Unit Plan, effective May 16, 2011, originally filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed on August 8, 2011, which is incorporated by reference herein.†

10.19
Employment Agreement, dated as of April 25, 2016, between Valeant Pharmaceuticals International, Inc. and Joseph C. Papa, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2016, which is incorporated by reference herein.†

10.20
Employment Agreement, dated July 8, 2016, between Valeant Pharmaceuticals International, Inc. and Christina Ackermann, originally filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.21
Amended and Restated Employment Agreement, dated February 18, 2022, between Bausch Health Companies Inc. and Thomas Appio, originally filed as Exhibit 10.20 on the Company’s Annual Report on Form 10-K filed on February 23, 2022, which is incorporated by reference herein. †

10.22
Employment Agreement, dated August 2, 2018, between Bausch Health Companies Inc. and Joseph F. Gordon, originally filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 6, 2019, which is incorporated by reference herein.†

10.23
Employment Agreement, dated as of October 20, 2021, by and between Bausch Health Companies Inc. and Tom Vadaketh, originally filed as 10.7 to the Company’s Current Report on Form 10-Q filed on August 9, 2022, which is incorporated by reference herein. ††

10.24
Employment Agreement, dated as of December 3, 2021, by and between Bausch Health Companies Inc. and Seana Carson, originally filed as 10.8 to the Company’s Current Report on Form 10-Q filed on August 9, 2022, which is incorporated by reference herein. ††

10.25
Employment Agreement, dated as of June 1, 2021, between Bausch Health Companies Inc. and Sam Eldessouky, originally filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 3, 2021, which is incorporated by reference herein.†

10.26
First Incremental Amendment, dated as of November 27, 2018, to the Fourth Amended and Restated Credit and Guaranty Agreement, by and among Bausch Health Companies Inc., Valeant Pharmaceuticals International, certain subsidiaries of Bausch Health Companies Inc. as guarantors, each of the financial institutions named therein as lenders and issuing banks and Barclays Bank PLC, as Administrative Agent, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2018, which is incorporated by reference herein and which First Incremental Amendment appends, as an exhibit thereto, a copy of such Fourth Amended and Restated Credit and Guaranty Agreement, as amended to date.

10.27
Second Amendment to the Fourth Amended & Restated Credit and Guaranty Agreement, dated as of May 10, 2022, among Bausch Health Companies Inc., Bausch Health Americas, Inc., certain other subsidiaries of the Company as subsidiary guarantors, each of the financial institutions named therein as lenders and issuing banks and Barclays Bank PLC, as Administrative Agent, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2022, which is incorporated by reference herein.

10.28
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

10.29
Amended and Restated Supply Agreement dated October 25, 2018 among Salix Pharmaceuticals, Inc., Valeant Pharmaceuticals Ireland Limited, Valeant Pharmaceuticals Luxembourg s.à r.l. and Alfasigma S.p.A., originally filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 20, 2019, which is incorporated by reference herein.

10.30
Amended and Restated License Agreement dated August 6, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.95 to Salix Pharmaceutical Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.31
Letter Amendment dated September 5, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.100 to Salix Pharmaceutical Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.32
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

10.33
Trademark License Agreement (Alfa to Salix) dated August 6, 2012 by and between Alfa Wassermann Hungary Kft. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.98 to Salix Pharmaceutical Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.34
Restatement Agreement, dated as of June 1, 2018, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors, each of the financial institutions named therein as lenders and issuing banks and Barclays Bank PLC, as Administrative Agent, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2018, which is incorporated by reference herein.

10.35
Amended and Restated Asset Purchase Agreement dated January 4, 2019 among Bausch Health Companies Inc., Bausch Health Ireland Limited, Synergy Pharmaceuticals Inc. and Synergy Advanced Pharmaceuticals, Inc., originally filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 20, 2019, which is incorporated by reference herein. ††

10.36
Stipulation of Settlement dated December 15, 2019 in the U.S. Securities Litigation, originally filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 19, 2020, which is incorporated by reference herein. ††

10.37
Director Nomination and Appointment Agreement, dated February 23, 2021, by and among Bausch Health Companies Inc., Carl C. Icahn and the persons and entities listed therein, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2021, which is incorporated by reference herein. ††

10.38
Arrangement Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation and the other parties thereto, dated as of April 28, 2022, originally filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2022, which is incorporated by reference herein. †#

10.39
Master Separation Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein.†#

10.40
Amendment to Master Separation Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of April 28, 2022, originally filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 28, 2022, which is incorporated by reference herein.

10.41
Transition Services Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.42
Tax Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.43
Amendment to Tax Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of April 28, 2022, originally filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 28, 2022, which is incorporated by reference herein.

10.44
Employee Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.45
Intellectual Property Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.46
Real Estate Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein †#

10.47
Registration Rights Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on March 30, 2022, which is incorporated by reference herein #

10.48
Loan Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of January 1, 2022, originally filed as Exhibit 10.10 to Bausch + Lomb Corporation’s Registration Statement on Form S-1 filed on April 28, 2022, which is incorporated by reference herein.

10.49
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Joseph Papa dated as of January 3, 2022, originally filed as Exhibit 10.18 to Bausch + Lomb Corporation’s Registration Statement on Form S-1 filed on April 28, 2022, which is incorporated by reference herein. ††

10.50
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Sam A. Eldessouky dated as of January 3, 2022, originally filed as Exhibit 10.19 to Bausch + Lomb Corporation’s Registration Statement on Form S-1 filed on April 28, 2022, which is incorporated by reference herein. ††

10.51
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Christina M. Ackermann dated as of January 3, 2022, originally filed as Exhibit 10.20 to Bausch + Lomb Corporation’s Registration on Statement Form S-1 filed on April 28, 2022, which is incorporated by reference herein. ††

10.52
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

BAUSCH HEALTH COMPANIES INC. (Registrant)

Date:	February 23, 2023	By:	/s/ THOMAS J. APPIO

Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. APPIO Thomas J. Appio	Chief Executive Officer and Director	February 23, 2023
/s/ TOM G. VADAKETH Tom G. Vadaketh	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 23, 2023
/s/ JOHN S. BARRESI John S. Barresi	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2023
/s/ JOHN A. PAULSON John A. Paulson	Chairperson of the Board, Director	February 23, 2023
/s/ RICHARD U. DE SCHUTTER Richard U. De Schutter	Director	February 23, 2023
/s/ BRETT ICAHN Brett Icahn	Director	February 23, 2023
/s/ ARGERIS N. KARABELAS Argeris N. Karabelas	Director	February 23, 2023
/s/ SARAH B. KAVANAGH Sarah B. Kavanagh	Director	February 23, 2023
/s/ STEVEN D. MILLER Steven D. Miller	Director	February 23, 2023
/s/ RICHARD C. MULLIGAN Richard C. Mulligan	Director	February 23, 2023
/s/ ROBERT N. POWER Robert N. Power	Director	February 23, 2023
/s/ RUSSEL C. ROBERTSON Russel C. Robertson	Director	February 23, 2023
/s/ THOMAS W. ROSS, SR. Thomas W. Ross, Sr.	Director	February 23, 2023
/s/ AMY B. WECHSLER Amy B. Wechsler	Director	February 23, 2023

BAUSCH HEALTH COMPANIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bausch Health Companies Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bausch Health Companies Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Medicaid Rebates and Sales Returns Allowances
As described in Note 2 to the consolidated financial statements, gross product sales are subject to a variety of deductions in arriving at reported net product sales. The transaction price for product sales is typically adjusted for variable consideration, which may be in the form of cash discounts, allowances, returns, rebates, chargebacks and distribution fees paid to customers. The provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue as a reduction in revenue. The variable consideration provisions, either recognized within accrued and other current liabilities or as a reduction of trade receivables, included $427 million related to returns allowances and $1,023 million related to rebates, including Medicaid rebates as of December 31, 2022. For certain rebate programs, such as Medicaid, provisions recognized by management are based on the terms of state government-managed programs, estimates of outstanding and future claims for end-customer sales and the sales mix. For sales returns, management estimates provisions utilizing existing return policies with customers, historical return and exchange levels, external data with respect to inventory levels in the distribution channel, external data with respect to prescription demand for products, remaining shelf lives of products at the date of sale, and estimated returns liability to be processed by year of sale based on an analysis of lot information related to actual historical returns.
The principal considerations for our determination that performing procedures relating to Medicaid rebates and sales returns allowances is a critical audit matter are (i) the significant judgment by management when developing the estimate of Medicaid rebates and sales returns allowances which is based on the terms of state government-managed Medicaid programs and existing return policies with customers; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the terms of state government-managed Medicaid programs and existing return policies with customers and in evaluating management’s significant assumptions related to estimates of outstanding and future claims for end-customer sales; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimation of provisions for Medicaid rebates and sales returns allowances, including controls over the assumptions used to estimate these rebates and sales returns allowances. These procedures also included, among others (i) developing an independent estimate of Medicaid rebates by utilizing third-party information on inventory levels in the distribution channel, the terms of the specific Medicaid rebate programs, and the historical trends of actual Medicaid rebate claims paid, adjusted for price and projected market conditions; (ii) comparing the independent estimate for these Medicaid rebates to management’s estimates to evaluate the reasonableness of management’s estimate; (iii) testing management’s process for developing the estimate of sales returns allowances; (iv) evaluating the appropriateness of the method for estimating the sales returns allowances; (v) testing the completeness and accuracy of underlying data used in the estimate of sales returns allowances; (vi) evaluating the reasonableness of the sales returns allowances by considering current and historical return trends and whether assumptions related to estimates of outstanding and future claims for end-user sales were consistent with evidence obtained in other areas of the audit; and (vii) testing, on a sample basis, Medicaid rebates and sales returns claims processed by the Company, including evaluating those claims for consistency with the contractual terms of the Company’s arrangements and policies. Professionals with specialized skill and knowledge were used to assist in evaluating whether the Company’s Medicaid rebate program policies and methodology for estimating Medicaid rebates are compliant with the Center for Medicare and Medicaid Services (CMS) and federal regulations.
Goodwill Impairment Assessments – Ortho Dermatologics, Vision Care, Ophthalmic Pharmaceuticals, Surgical and Neurology and Other Reporting Units
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s goodwill balance was $11,547 million as of December 31, 2022, and the goodwill associated with the Ortho Dermatologics reporting unit, the Bausch + Lomb segment, and the Neurology and Other reporting unit was $480 million, $5,246 million, and $1,439 million, respectively. The Bausch + Lomb segment consists of the Vision Care, Ophthalmic Pharmaceuticals, and Surgical reporting units. Goodwill is not amortized but is tested for impairment at least annually as of October 1st at the reporting unit level. An interim goodwill impairment test in advance of the annual impairment assessment may be required if events occur that indicate an impairment might be present. Where the qualitative assessment suggested that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, a quantitative fair value test was performed for that reporting unit. Goodwill impairment is measured by the amount the carrying value exceeds the fair value. Fair value of each reporting unit is estimated by management using a discounted cash flow model. During the first, second and third quarters of 2022, increased interest rates and other macroeconomic factors suggested the fair value of the Ortho Dermatologics reporting unit could be less than its carrying value, and therefore, quantitative fair value tests were performed, resulting in no impairment to goodwill as of March 31, 2022, and the recognition of goodwill impairments of $83 million and $119 million as of June 30, 2022 and September 30, 2022, respectively. In addition, during the second quarter of 2022, the equity and bond markets were negatively impacted by various macroeconomic and geopolitical factors, and therefore, separate quantitative fair value tests were performed for the Vision Care, Ophthalmic Pharmaceuticals, and Surgical reporting units of the Bausch + Lomb segment, resulting in no impairment to goodwill as of June 30, 2022. During the annual goodwill impairment test as of October 1, 2022, management performed separate quantitative fair value tests for the Neurology and Other, Vision Care, Ophthalmic Pharmaceuticals, and Surgical reporting units. As a result of revisions to long-term expectations to reflect changes in payer demands, health care legislation, and other regulations for the Neurology and Other reporting unit, management determined goodwill was impaired and the Company recognized a goodwill impairment of $622 million for the Neurology and Other reporting unit. Utilizing the most recent cash flow projections to reflect current market conditions and current trends in business performance for the Vision Care, Ophthalmic Pharmaceuticals, and Surgical reporting units, management determined there was no impairment to goodwill. Management’s discounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and terminal growth rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Ortho Dermatologics, Vision Care, Ophthalmic Pharmaceuticals, Surgical, and Neurology and Other reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, discount rates, and terminal growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Ortho Dermatologics, Vision Care, Ophthalmic Pharmaceuticals, Surgical, and Neurology and Other reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Ortho Dermatologics, Vision Care, Ophthalmic Pharmaceuticals, Surgical, and Neurology and Other reporting units; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, discount rates, and terminal growth rates. Evaluating management’s significant assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow model and (ii) the reasonableness of the discount rates and terminal growth rates significant assumptions.
Interim Finite-Lived Intangible Assets and Goodwill Impairment Assessments - Xifaxan® Finite-Lived Intangible Assets and Salix Reporting Unit
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s finite-lived intangible assets associated with Xifaxan® and goodwill associated with the Salix reporting unit was $2,693 million and $3,159 million, respectively, as of December 31, 2022. Xifaxan® represents approximately 80% of the Salix reporting unit’s revenue. Goodwill is not amortized but is tested for impairment at least annually as of October 1st at the reporting unit level. Both goodwill and finite-lived intangible assets are tested for impairment if events occur that indicate an impairment might be present. If indicators of impairment are present, impairment is measured by the amount the carrying value exceeds the fair value. During the third quarter of 2022, a court held, that among other findings, that certain U.S. patents protecting the composition and use of Xifaxan® were invalid (the “Norwich Legal Decision”). The ultimate outcome of this decision and other potential future related developments could impact the timing and extent of future revenues and cash flows associated with Xifaxan®. Therefore, management performed an assessment of the Xifaxan® finite-lived intangible assets and the Salix reporting unit’s goodwill for potential impairment, resulting in no impairment as of September 30, 2022. Management performed the assessments of the Xifaxan® finite-lived intangible assets and Salix reporting unit using a probability-weighted undiscounted and discounted cash flow analyses, respectively. Management’s probability-weighted undiscounted and discounted cash flow analyses have a base case and different scenarios representing a range of different outcomes which address the timing of loss of exclusivity for Xifaxan®. Management assigned a probability weighting to each scenario and calculated a weighted average of the valuations derived from the undiscounted and discounted cash flows under each scenario. Management’s probability-weighted undiscounted cash flow analysis for valuing the Xifaxan® finite-lived intangible assets also relies on assumptions regarding revenue growth rates, gross profit, selling, general and administrative expenses, and research and development expenses. Management’s probability-weighted discounted cash flow analysis for valuing the Salix reporting unit also relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rate, discount rate and terminal growth rate.
The principal considerations for our determination that performing procedures relating to the interim finite-lived intangible assets and goodwill impairment assessments of the Xifaxan® finite-lived intangible assets and Salix reporting unit is a critical audit matter are (i) the significant judgment by management when developing the undiscounted cash flows associated with the Xifaxan® finite-lived intangible assets and when developing the fair value of the Salix reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the probability weighting assigned to each scenario to address the estimated timing of the potential loss of exclusivity for the Xifaxan® product and in evaluating management’s significant assumptions related to revenue growth rates used in developing the undiscounted cash flows for the Xifaxan® finite-lived intangible assets and fair value of the Salix reporting unit and the discount rate and terminal growth rate used in developing the fair value of the Salix reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s finite-lived intangible assets and goodwill impairment assessments, including controls over the valuation of the Xifaxan® finite-lived intangible assets and Salix reporting unit. These procedures also included, among others (i) testing management’s process for developing the undiscounted cash flows associated with the Xifaxan® finite-lived intangible assets and developing the fair value of the Salix reporting unit; (ii) evaluating the appropriateness of the probability-weighted undiscounted and discounted cash flow analyses; (iii) testing the completeness and accuracy of underlying data used in the undiscounted and discounted cash flow analyses; and (iv) evaluating the reasonableness of the probability weighting assigned to each scenario to address the estimated timing of the potential loss of exclusivity for the Xifaxan® product and management’s significant assumptions related to revenue growth rates used in developing the undiscounted cash flows for the Xifaxan® finite-lived intangible assets and fair value of the Salix reporting unit and the discount rate and terminal growth rate used in developing the fair value the Salix reporting unit. Evaluating the reasonableness of the probability weighting assigned to each scenario to address the estimated timing of the potential loss of exclusivity involved considering (i) the consistency with reports issued by investment analysts related to the timing of when a generic version of Xifaxan® could potentially launch; (ii) the consistency with internal and external briefings; and (iii) whether the estimated timing of the potential loss of exclusivity was consistent with evidence obtained in other areas of the audit. Evaluating management’s significant assumptions related to revenue growth rates for the Xifaxan® finite-lived intangible assets and Salix reporting unit involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Xifaxan® product line and Salix reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s probability-weighted discounted cash flow analyses and (ii) the reasonableness of the discount rate and terminal growth rate significant assumptions for the Salix reporting unit.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 23, 2023
We have served as the Company’s auditor since 2012.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$564	$582
Restricted cash and other settlement deposits	27	1,537
Trade receivables, net	1,790	1,775
Inventories, net	1,090	993
Prepaid expenses and other current assets	776	720
Total current assets	4,247	5,607
Property, plant and equipment, net	1,600	1,598
Intangible assets, net	5,800	6,948
Goodwill	11,547	12,457
Deferred tax assets, net	2,166	2,252
Other non-current assets	326	340
Total assets	$25,686	$29,202
Liabilities
Current liabilities:
Accounts payable	$521	$407
Accrued and other current liabilities	2,988	4,791
Current portion of long-term debt	432	—
Total current liabilities	3,941	5,198
Acquisition-related contingent consideration	208	202
Non-current portion of long-term debt	20,334	22,654
Deferred tax liabilities, net	202	529
Other non-current liabilities	741	653
Total liabilities	25,426	29,236
Commitments and contingencies (Notes 20 and 21)
Equity (Deficit)
Common shares, no par value, unlimited shares authorized, 361,898,846 and 359,405,748 issued and outstanding at December 31, 2022 and 2021, respectively	10,391	10,317
Additional paid-in capital	159	462
Accumulated deficit	(9,186)	(8,961)
Accumulated other comprehensive loss	(2,056)	(1,924)
Total Bausch Health Companies Inc. shareholders’ deficit	(692)	(106)
Noncontrolling interest	952	72
Total equity (deficit)	260	(34)
Total liabilities and equity (deficit)	$25,686	$29,202

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues
Product sales	$8,046	$8,342	$7,924
Other revenues	78	92	103
	8,124	8,434	8,027
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	2,336	2,361	2,202
Cost of other revenues	28	33	47
Selling, general and administrative	2,625	2,624	2,367
Research and development	529	465	452
Amortization of intangible assets	1,215	1,375	1,645
Goodwill impairments	824	469	—
Asset impairments, including loss on assets held for sale	15	234	114
Restructuring, integration, separation and IPO costs	63	50	22
Other expense, net	35	373	502
	7,670	7,984	7,351
Operating income	454	450	676
Interest income	14	7	13
Interest expense	(1,464)	(1,426)	(1,534)
Gain (loss) on extinguishment of debt	875	(62)	(59)
Foreign exchange and other	(8)	7	(30)
Loss before income taxes	(129)	(1,024)	(934)
(Provision for) benefit from income taxes	(83)	87	375
Net loss	(212)	(937)	(559)
Net income attributable to noncontrolling interest	(13)	(11)	(1)
Net loss attributable to Bausch Health Companies Inc.	$(225)	$(948)	$(560)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.62)	$(2.64)	$(1.58)

Basic and diluted weighted-average common shares	362.0	358.9	355.0
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2022	2021	2020
Net loss	$(212)	$(937)	$(559)
Other comprehensive loss
Pension and postretirement benefit plan adjustments:
Net actuarial gain (loss) arising during the year	(4)	24	(15)
Amortization of prior service credit	(3)	(4)	(4)
Amortization or settlement recognition of net loss	10	10	1
Income tax (expense) benefit	(3)	1	2
Foreign currency impact	1	(3)	—
Net pension and postretirement benefit plan adjustments	1	28	(16)
Foreign currency translation adjustment	(257)	(158)	(29)
Other comprehensive loss	(256)	(130)	(45)
Comprehensive loss	(468)	(1,067)	(604)
Comprehensive income attributable to noncontrolling interest	(26)	(12)	(3)
Comprehensive loss attributable to Bausch Health Companies Inc.	$(494)	$(1,079)	$(607)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in millions)

	Bausch Health Companies Inc. Shareholders’ Equity
	Common Shares				Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ Equity (Deficit)
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity (Deficit)
Balance, January 1, 2020	352.6	$10,172	$429	$(7,452)	$(2,086)	$1,063	$73	$1,136
Effect of application of new accounting standard: financial instruments - credit losses	—	—	—	(1)	—	(1)	—	(1)
Common shares issued under share-based compensation plans	2.8	55	(50)	—	—	5	—	5
Share-based compensation	—	—	105	—	—	105	—	105
Employee withholding taxes related to share-based awards	—	—	(30)	—	—	(30)	—	(30)
Noncontrolling interest distributions	—	—	—	—	—	—	(6)	(6)
Net (loss) income	—	—	—	(560)	—	(560)	1	(559)
Other comprehensive income (loss)	—	—	—	—	(47)	(47)	2	(45)
Balance, December 31, 2020	355.4	10,227	454	(8,013)	(2,133)	535	70	605
Common shares issued under share-based compensation plans	4.0	90	(68)	—	—	22	—	22
Share-based compensation	—	—	128	—	—	128	—	128
Employee withholding taxes related to share-based awards	—	—	(52)	—	—	(52)	—	(52)
Release of foreign currency translation losses upon disposal of assets held for sale	—	—	—	—	340	340	—	340
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net (loss) income	—	—	—	(948)	—	(948)	11	(937)
Other comprehensive (loss) income	—	—	—	—	(131)	(131)	1	(130)
Balance, December 31, 2021	359.4	10,317	462	(8,961)	(1,924)	(106)	72	(34)
Proceeds from B+L initial public offering, net of costs (Note 2)	—	—	(327)	—	137	(190)	865	675
Common shares issued under share-based compensation plans	2.5	74	(71)	—	—	3	—	3
Share-based compensation	—	—	126	—	—	126	—	126
Employee withholding taxes related to share-based awards	—	—	(31)	—	—	(31)	—	(31)
Noncontrolling interest distributions	—	—	—	—	—	—	(11)	(11)
Net (loss) income	—	—	—	(225)	—	(225)	13	(212)
Other comprehensive (loss) income	—	—	—	—	(269)	(269)	13	(256)
Balance, December 31, 2022	361.9	$10,391	$159	$(9,186)	$(2,056)	$(692)	$952	$260

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net loss	$(212)	$(937)	$(559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	1,394	1,552	1,825
Amortization and write-off of debt discounts and debt issuance costs	99	55	61
Asset impairments, including loss on assets held for sale	15	234	114
Goodwill impairment	824	469	—
Acquisition-related contingent consideration	29	11	48
Allowances for losses on trade receivables and inventories	51	60	60
Deferred income taxes	(176)	(225)	(475)
Net gain on sale of assets	(5)	(2)	(1)
Additions to accrued legal settlements	9	569	442
Payments of accrued legal settlements	(1,572)	(351)	(168)
Share-based compensation	126	128	105
Gain excluded from hedge effectiveness	(6)	(20)	(23)
(Gain) loss on extinguishment of debt	(875)	62	59
Third party fees paid in connection with the Exchange Offer	(34)	—	—
Payments of contingent consideration adjustments, including accretion	(2)	(16)	(1)
Foreign exchange and other	3	(35)	(10)
Changes in operating assets and liabilities:
Trade receivables	(57)	(229)	170
Inventories	(198)	(16)	(77)
Prepaid expenses and other current assets	(66)	(4)	12
Accounts payable, accrued and other liabilities	(75)	121	(471)
Net cash (used in) provided by operating activities	(728)	1,426	1,111
Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(45)	—	—
Acquisition of intangible assets and other assets	(50)	(14)	(7)
Purchases of property, plant and equipment	(218)	(269)	(302)
Purchases of marketable securities	(17)	(19)	(4)
Proceeds from sale of marketable securities	22	15	8
Proceeds from sale of assets and businesses, net of costs to sell	5	669	21
Interest settlements from cross-currency swaps	—	27	23
Net cash (used in) provided by investing activities	(303)	409	(261)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	6,836	2,100	3,455
Repayments of long-term debt	(7,846)	(3,440)	(5,642)
Proceeds from B+L initial public offering, net of costs	675	—	—
Payment of employee withholding taxes related to share-based awards	(31)	(52)	(30)
Payments of acquisition-related contingent consideration	(26)	(83)	(35)
Payments of financing costs	(71)	(48)	(39)
Other	(11)	10	(3)
Net cash used in financing activities	(474)	(1,513)	(2,294)
Effect of exchange rate changes on cash and cash equivalents	(23)	(19)	16
Net (decrease) increase in cash, cash equivalents, restricted cash and other settlement deposits	(1,528)	303	(1,428)
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	2,119	1,816	3,244
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$591	$2,119	$1,816

Cash and cash equivalents, end of year	$564	$582	$605
Restricted cash and other settlement deposits, end of year	27	1,537	1,211
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$591	$2,119	$1,816
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
Upon the closing of the B+L IPO and after giving effect to the partial exercise of the over-allotment option, Bausch Health indirectly holds 310,449,643 Bausch + Lomb common shares, which represent approximately 89% of Bausch + Lomb’s outstanding common shares. The aggregate net proceeds from the B+L IPO and the partial exercise of the over-allotment option by the underwriters, after deducting underwriting commissions were approximately $675 million. The Company continues to believe that completing the B+L Separation makes strategic sense. The completion of the B+L Separation is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals. The Company continues to evaluate all factors and considerations related to completing the B+L Separation, including the effect of the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS”) on the B+L Separation.
The B+L IPO established two separate companies that include: (i) a diversified pharmaceutical company which includes the Company’s Salix, International, Diversified (dentistry, neurology, medical dermatology and generic pharmaceutical) products, and Solta aesthetic medical device businesses and (ii) a fully integrated eye health company which consists of the Bausch + Lomb Vision Care, Surgical and Ophthalmic Pharmaceuticals businesses. Other than the effects of the B+L IPO described above, these audited Consolidated Financial Statements do not include any adjustments to give effect to the B+L Separation.

Suspended Initial Public Offering of Solta Medical Business
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
The extent to which these events may continue to impact the Company’s business, financial condition, cash flows and results of operations, in particular, will depend on future developments which are highly uncertain and many of which are outside the Company’s control. Such developments include the availability and effectiveness of vaccines for the COVID-19 virus, the ultimate geographic spread and duration of the pandemic, COVID-19 vaccine immunization rates, the extent and duration of a resurgence of the COVID-19 virus and variant strains thereof, such as the delta and omicron variants, new information concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus, and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have a significant adverse effect on the Company’s business, financial condition, cash flows and results of operations.
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
Use of Estimates
In preparing the Company’s Consolidated Financial Statements, management is required to make estimates and assumptions. This includes estimates and assumptions regarding the nature, timing and extent of the impacts that the COVID-19 pandemic will have on its operations and cash flows. The estimates and assumptions used by the Company affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates, chargebacks, discounts and allowances and distribution fees paid to certain wholesalers; useful lives of amortizable intangible assets and property, plant and equipment; expected future cash flows used in evaluating intangible assets for impairment, assessing compliance with debt covenants and making going concern assessments; reporting unit fair values for testing goodwill for impairment and allocating goodwill to new reporting unit structure on a relative fair value basis; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets; fair value of cross-currency swaps; fair value of foreign currency exchange contracts; and the recognition of the fair value of assets and liabilities acquired in a business combination, including the fair value of contingent consideration. Under certain product manufacturing and supply agreements, management uses information from the Company’s commercialization counterparties to arrive at estimates for future returns, rebates and chargebacks.
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
Bausch + Lomb’s cross-currency swaps qualified for and have been designated as an accounting hedge of the foreign currency exposure of a net investment in a foreign operation and are remeasured at each reporting date to reflect changes in their fair values. The fair value was determined via a mark-to-market analysis, using observable (Level 2) inputs. These inputs included: (i) the foreign currency exchange spot rate between the euro and U.S. dollar, (ii) the interest rate yield curves in the euro and U.S. dollar and (iii) the credit risk rating for each applicable counterparty. The net change in fair value of cross-currency swaps is reported as a gain or loss in the Consolidated Statements of Comprehensive Income (Loss) as part of Foreign currency translation adjustment to the extent they are effective, and remain in Accumulated other comprehensive loss until either the sale or complete, or substantially complete, liquidation of the subsidiary. No portion of the cross-currency swaps was ineffective. Bausch + Lomb uses the spot method of assessing hedge effectiveness. Bausch + Lomb has elected to amortize amounts excluded from the assessment of effectiveness over the term of its cross-currency swaps as a reduction of Interest expense in the Consolidated Statements of Operations.
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
The Company’s trade receivables primarily represent amounts due from wholesale distributors, retail pharmacies, government entities and group purchasing organizations. Outside of the U.S., concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the number of customers using the Company’s products, as well as their dispersion across many different geographic regions. The Company performs periodic credit evaluations of customers and does not require collateral. The Company monitors economic conditions, including volatility associated with international economies, and related impacts on the relevant financial markets and its business, especially in light of sovereign credit issues. The credit and economic conditions within Argentina, Belarus, Brazil, Greece, Russia, Serbia, South Africa, Turkey, Ukraine and Venezuela have been weak in recent years. These conditions have increased, and may continue to increase, the average length of time that it takes to collect on the Company’s trade receivables outstanding in these countries.
As of December 31, 2022, the Company’s three largest U.S. wholesaler customers accounted for approximately 46% of net trade receivables. In addition, as of December 31, 2022 and 2021, the Company’s net trade receivable balance from Argentina, Belarus, Brazil, Greece, Russia, Serbia, South Africa, Turkey, Ukraine and Venezuela amounted to $136 million and $78 million, respectively, the majority of which is current or less than 90 days past due. The portion of the net trade receivable from these countries that is past due more than 90 days amounted to $2 million, as of December 31, 2022, a portion of which is comprised of public hospitals. Based on an analysis of credit risk, including an analysis of bad debt experience and assessment of historical payment patterns for such customers, the Company has established a reserve covering more than half of the balance past due more than 90 days for such countries. Over the three-year period ended December 31, 2022, the Company has not experienced any material losses from uncollectible accounts in excess of the established reserves.
The Company does not enter into financial instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with parties that have at least an investment grade credit rating. The Company enters into cross-currency swaps and foreign currency exchange contracts with high credit quality financial institutions. The counter-parties to the Company’s cross-currency swaps and foreign currency exchange contracts are major financial institutions, and there is no significant concentration of exposure with any one counter-party. To date, no counterparty has failed to meet its obligations to the Company and management believes the risk of loss associated with these contracts is remote. See Note 5, “FAIR VALUE MEASUREMENTS” for additional details regarding the Company’s cross-currency swaps and foreign currency exchange contracts.
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors. Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. Allowance for credit losses were $33 million, $35 million and $39 million as of December 31, 2022, 2021 and 2020, respectively. The activity in the allowance for credit losses for trade receivables was as follows:

(in millions)	2022	2021	2020
Balance, beginning of period	$35	$39	$48
Retrospective effect of application of new accounting standard	—	—	1
Provision for expected credit losses	5	(2)	2
Write-offs charged against the allowance	(6)	(3)	(12)
Recoveries of amounts previously written off	2	2	3
Foreign exchange and other	(3)	(1)	(3)
Balance, end of period	$33	$35	$39
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

Indefinite-lived intangible assets, which includes acquired IPR&D and the corporate trademark acquired in the acquisition of Bausch & Lomb Holdings Incorporated (the “B&L Trademark”), are tested for impairment annually or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based on a comparison of the fair value of the asset to its carrying value.
Goodwill
Goodwill is recorded with the acquisition of a business and is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at least annually as of October 1st at the reporting unit level. Goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value. A reporting unit is the same as, or one level below, an operating segment. An entity is permitted to first assess qualitatively whether it is necessary to perform a quantitative impairment test for any of its reporting units. The quantitative impairment test is required only when the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company considers the totality of all relevant events or circumstances that affect the fair value or carrying amount of a reporting unit.
An interim goodwill impairment test in advance of the annual impairment assessment may be required if events occur that indicate an impairment might be present. For example, a substantial decline in the Company’s market capitalization, changes in reportable segments, unexpected adverse business conditions, economic factors, including rising interest rates and unanticipated competitive activities may signal that an interim impairment test is needed. Accordingly, among other factors, the Company monitors changes in its share price between annual impairment tests. The Company considers a decline in its share price that corresponds to an overall deterioration in stock market conditions to be less of an indicator of goodwill impairment than a unilateral decline in its share price reflecting adverse changes in its underlying operating performance, cash flows, financial condition and/or liquidity. In the event that the Company’s market capitalization does decline below its book value, the Company would consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. The Company believes that short-term fluctuations in share prices may not necessarily reflect underlying values.
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
The carrying value of modified debt accounted for as a troubled debt restructuring consists of all future undiscounted cash flows, both principal and contractual future interest, associated with such debt. The excess of the carrying value over the principal amount of such debt is recorded as a premium and is reduced as stated interest payments are made on such debt.
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

Revenue Recognition
The Company’s revenues are primarily generated from product sales, primarily in the therapeutic areas of eye health, gastroenterology (“GI”) and dermatology that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetics devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 22, “SEGMENT INFORMATION” for the disaggregation of revenues which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
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
The following table presents the activity and ending balances of the Company’s variable consideration provisions the years 2022 and 2021.

(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2021	$190	$575	$779	$184	$85	$1,813
Current period provision	625	131	2,462	1,999	211	5,428
Payments and credits	(593)	(224)	(2,297)	(2,013)	(251)	(5,378)
Reserve balance, December 31, 2021	222	482	944	170	45	1,863
Current period provision	571	131	2,587	2,064	218	5,571
Payments and credits	(605)	(186)	(2,508)	(2,038)	(187)	(5,524)
Reserve balance, December 31, 2022	$188	$427	$1,023	$196	$76	$1,910
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $40 million and $36 million as of December 31, 2022 and 2021, respectively, which are reflected as a reduction of Trade accounts receivable, net in the Consolidated Balance Sheets.

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
Returns
Consistent with industry practice, customers are generally allowed to return a product within a specified period of time before and after its expiration date, excluding European businesses which generally do not provide a right of return. The returns provision is estimated utilizing historical sales and return rates over the period during which customers have a right of return, taking into account available information on competitive products and contract changes. The information utilized to estimate the returns provision includes: (i) historical return and exchange levels, (ii) external data with respect to inventory levels in the distribution channel, (iii) external data with respect to prescription demand for products, (iv) remaining shelf lives of products at the date of sale and (v) estimated returns liability to be processed by year of sale based on an analysis of lot information related to actual historical returns.
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

Over the last several years, the Company increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving sales return experience, primarily related to branded and generic products. Sales return provisions for 2022 and 2021 were $131 million in each period, and include reductions in variable consideration for sales return provisions related to past sales of approximately $21 million and $28 million, respectively.
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
The amount of Managed Care, Medicaid and other rebates and chargebacks has become more significant as a result of a combination of deeper discounts implemented in each of the last three years, changes in the Company’s product mix and increased Medicaid utilization due to expansion of government funding for these programs. Management’s estimate for rebates and chargebacks may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel.
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Adjustments to actual for the years 2022 and 2021 were not material to the Company’s revenues or earnings.
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
Distribution Fees
The Company sells products primarily to wholesalers, and in some instances to large pharmacy chains such as CVS and Walmart. The Company has Distribution Services Agreements (“DSAs”) with several large wholesale customers such as McKesson Corporation, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Specialty. Under the DSAs, the wholesalers agree to provide services, and the Company pays the contracted DSA distribution service fees for these services based on product volumes. Additionally, price appreciation credits are generated when the Company increases a product’s wholesaler acquisition cost (“WAC”) under contracts with certain wholesalers. Under such contracts, the Company is entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are offset against the total distribution service fees paid to each such wholesaler. The variable consideration associated with price appreciation credits is reflected in the transaction price of products sold when it is determined to be probable that a significant reversal will not occur. Included as a reduction of current period provisions for Distribution Fees in the table above are price appreciation credits of $10 million and $17 million for the years 2022 and 2021, respectively.
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
Financing Component
The Company has elected not to adjust consideration for the effects of a significant financing component when the period between the transfer of a promised good or service to the customer and when the customer pays for that good or service will be one year or less. The Company’s global payment terms are generally between thirty to ninety days.
Leases
The Company leases certain facilities, vehicles and equipment principally under multi-year agreements generally having a lease term of one to twenty years, some of which include termination options and options to extend the lease term from one to five years or on a month-to-month basis. The Company includes options that are reasonably certain to be exercised as part of the lease term. The Company may negotiate termination clauses in anticipation of changes in market conditions but generally, these termination options are not exercised. Certain lease agreements also include variable payments that are dependent on usage or may vary month-to-month such as insurance, taxes and maintenance costs. None of the Company’s lease agreements contain material residual value guarantees or material restrictive covenants.
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
Legal Costs
Legal fees and other costs related to litigation and other legal proceedings or services are expensed as incurred and are included in Selling, general and administrative expenses. Certain legal costs associated with acquisitions are included in Acquisition-related costs and certain legal costs associated with divestitures, legal settlements and other business development activities are included in Litigation and other matters or Net gain on sale of assets within Other expense (income), net, as appropriate. Legal costs expensed are reported net of expected insurance recoveries. A claim for insurance recovery is recognized when realization becomes probable.
Advertising Costs
Advertising costs comprise product samples, print media, promotional materials and television advertising and are expensed on the first use of the advertisement. Included in Selling, general and administrative expenses are advertising costs of $518 million, $515 million and $451 million, for 2022, 2021 and 2020, respectively.
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
Interest Expense
Interest expense includes standby fees, the amortization of debt discounts and deferred financing costs, accretion of debt premiums and the amortization of amounts excluded from the assessment of effectiveness related to the Company’s cross-currency swaps. Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Capitalized interest related to construction in progress as of December 31, 2022 and 2021 was $66 million and $60 million, respectively, and is included in Property, plant and equipment, net.
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
Comprehensive loss
Comprehensive loss comprises Net loss and Other comprehensive loss. Other comprehensive loss includes items such as foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale and other investments and certain pension and other postretirement benefit plan adjustments. Accumulated other comprehensive loss is recorded as a component of shareholders’ equity.
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
Adoption of New Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on the impairment of financial instruments requiring an impairment model based on expected losses rather than incurred losses. Under this guidance, an entity recognizes as an allowance its estimate of expected credit losses. The guidance was effective for the Company beginning January 1, 2020 and was applied using a modified retrospective approach through a cumulative-effect adjustment to accumulated deficit, which resulted in an increase to Accumulated deficit of less than $1 million. The application of this guidance did not have a material effect on the Company’s results of operations and cash flows.
In August 2018, the FASB issued guidance modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance was effective for annual periods ending after December 15, 2020. The application of this guidance did not have a material effect on the Company’s disclosures.
In December 2019, the FASB issued guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance was effective for the Company beginning January 1, 2021. The application of this guidance did not have a material effect on the Company’s financial position, results of operations and cash flows.
In March 2020, the FASB issued guidance providing optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform. Optional expedients are provided for contract modification accounting within the areas of receivables, debt, leases, derivatives and hedging. The optional amendments are effective for all entities as of March 12, 2020, through December 31, 2024. For the years presented, the Company has not entered into any contract modifications in which the optional expedients were applied.
3.ACQUISITIONS, LICENSING AGREEMENTS AND DIVESTITURE
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
Acquisitions
Paragon BioTeck, Inc.
On November 21, 2022, Bausch + Lomb acquired Paragon BioTeck, Inc., an eye-care focused drug development company, having a primary emphasis on the early detection of ocular diseases. The acquisition of Paragon Bioteck has been accounted for as an asset acquisition. The primary assets in the transaction, the trademarks, represented substantially all of the fair value of the gross assets acquired. There are no future sales milestones associated with this transaction.

Total Titanium
On December 12, 2022, Bausch + Lomb acquired Total Titanium, Inc., a privately held ophthalmic microsurgical instrument and machined parts manufacturing company. The transaction was completed to assist in driving revenue growth as well as increasing manufacturing capacity. The fair value of the acquisition has been accounted for as a business combination. Additional contingent payments may be payable upon reaching key future milestone achievements related to sales and employee retention.
As a result of these transactions, recorded within the Consolidated Balance Sheet are Trade receivables, net of $1 million, Inventories, net of $1 million, Property, plant and equipment of $2 million, Intangibles, net of $43 million, Goodwill of $5 million and Deferred tax liabilities, net of $11 million. Supplemental pro forma information related to revenue and earnings for 2022 were not provided for the aforementioned transaction as they did not have a material impact on the Company’s operations. Refer to Note 21, “COMMITMENTS AND CONTINGENCIES” for further detail regarding potential future milestone payments related to previously entered transactions and agreements.
Divestiture
On March 31, 2021, the Company announced that it and certain of its affiliates had entered into a definitive agreement to sell all of its equity interests in Amoun Pharmaceutical Company S.A.E. (“Amoun”) for total gross consideration of approximately $740 million (including the assignment to the purchasing entity of an intercompany loan granted by the Company to Amoun), subject to certain adjustments (the “Amoun Sale”). The Amoun Sale closed on July 26, 2021. As part of the Amoun Sale, cash generated by Amoun during the period from the locked-box date of January 1, 2021 through closing was for the benefit of the purchasing entity, subject to working capital during such period. Amoun manufactures, markets and distributes branded generics of human and animal health products. The Amoun business was part of the International Rx segment (previously included within the former Bausch + Lomb/International segment) and was reclassified as held for sale as of December 31, 2020. As a result of meeting the criteria for held for sale classification, the carrying value of the Amoun business, was adjusted to its estimated fair value, less costs to sell, and the Company recognized an impairment loss of $96 million during the three months ended December 31, 2020 and an additional impairment loss of $88 million during 2021, included within Asset impairments, including loss on assets held for sale in the Consolidated Statements of Operations. In connection with completing the Amoun Sale, the Company recognized an additional loss of $26 million during 2021, included within Other (income) expense, net in the Consolidated Statements of Operations. The total loss of $210 million includes the release of non-cash cumulative foreign currency translation losses of $340 million, which were included as part of the carrying value of the Amoun business when measuring for impairment.

4.RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS
Restructuring and integration costs
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs are expenses associated with the implementation of these cost savings programs and include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. The liability associated with restructuring and integration costs as of December 31, 2022 was $12 million.
The Company incurred $30 million, $18 million and $11 million of restructuring and integration-related costs and made payments of $41 million, $19 million and $18 million during 2022, 2021 and 2020, respectively.
Separation costs, Separation-related costs, IPO Costs and IPO-related Costs
The Company has incurred, and will incur, costs associated with activities relating to the B+L Separation. In 2022 and 2021, the Company also incurred costs associated with activities relating to the Solta IPO, which was suspended in June 2022. These B+L Separation and Solta IPO activities include: (i) separating the Bausch + Lomb and Solta Medical businesses from the remainder of the Company, (ii) completing the B+L IPO and preparing for the suspended Solta IPO and (iii) the actions necessary for Bausch + Lomb to become an independent publicly traded entity. Separation and IPO costs are incremental costs directly related to the B+L Separation and the suspended Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for Bausch + Lomb. Included in Restructuring, integration, separation and IPO costs for the years ended December 31, 2022 and 2021 are Separation and IPO costs of $33 million and $32 million, respectively.
The Company has also incurred, and expects to continue to incur with respect to the B+L Separation, separation-related and IPO-related costs which are incremental costs indirectly related to the B+L Separation and the suspended Solta IPO including, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. Included in Selling, general and administrative for years ended December 31, 2022 and 2021 are Separation-related and IPO-related costs of $94 million and $132 million, respectively.
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

	December 31, 2022				December 31, 2021
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$94	$85	$9	$—	$76	$58	$18	$—
Restricted cash and other settlement deposits	$27	$27	$—	$—	$1,537	$1,537	$—	$—
Foreign currency exchange contracts	$6	$—	$6	$—	$1	$—	$1	$—
Liabilities:
Acquisition-related contingent consideration	$241	$—	$—	$241	$241	$—	$—	$241
Cross-currency swaps	$39	$—	$39	$—	$—	$—	$—	$—
Foreign currency exchange contracts	$4	$—	$4	$—	$—	$—	$—	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. Cash, cash equivalents and restricted cash and other settlements as presented in the Consolidated Balance Sheet as of December 31, 2022 includes $380 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operations, investing and financing activities of Bausch + Lomb, is expected to be retained by Bausch + Lomb entities and are generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
As of December 31, 2021, Restricted cash and other settlement deposits included $1,510 million of payments into escrow funds under the terms of settlement agreements regarding certain U.S. securities litigation, which was subject to one objector’s appeal of the final court approval and the Glumetza Antitrust Litigation. With respect to the U.S. Securities Litigation, the period to file a petition for an appeal with the U.S. Supreme Court expired on August 10, 2022 and the objector did not file such a petition. The expiration of this deadline means the securities litigation settlement and judgment have become “final”, as no more appeals can be filed. As a result, the Company’s rights to the funds in escrow were extinguished and the Company reduced Restricted cash and other settlement deposits with a corresponding reduction to liabilities for legal settlements, included in Accrued and other current liabilities on the Company’s Consolidated Balance Sheets, by $1,210 million during the third quarter of 2022. See “U.S. Securities Litigation - Opt -Out Litigation” of Note 20, “LEGAL PROCEEDINGS” for additional details.
There were no transfers into or out of Level 3 during 2022 and 2021.
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
During November 2021, the Company entered into a transaction to unwind its cross-currency swaps and received net proceeds of $4 million, which included interest income of $6 million, offset by the amount owed by the Company upon the unwinding of $2 million. The gain arising from the transaction of the swaps has been included as a component of Other comprehensive loss. As of December 31, 2021, there were no cross-currency swaps.

During the third quarter of 2022, Bausch + Lomb entered into cross-currency swaps (the “2022 Cross-Currency Swaps”), with aggregate notional amounts of $1,000 million, to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its consolidated financial statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is Bausch + Lomb’s investment in certain Bausch + Lomb euro-denominated subsidiaries.
The assets and liabilities associated with the Company’s cross-currency swaps as included in the Consolidated Balance Sheets as of December 31, 2022 and 2021 are as follows:

(in millions)	2022	2021
Other non-current liabilities	$45	$—
Prepaid expenses and other current assets	$6	$—
Net fair value	$39	$—
The following table presents the effect of hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for 2022 and 2021:

(in millions)	2022	2021
Gain (loss) recognized in Other comprehensive loss	$(45)	$77
Gain excluded from assessment of hedge effectiveness	$6	$20
Location of gain of excluded component	Interest Expense
Interest settlement of the 2022 Cross-Currency Swaps occurs in January and July each year, with the first settlement in January 2023. Future settlements of the 2022 Cross-Currency Swaps will be reported as investing activities in the Consolidated Statements of Cash Flows.
For the years ended December 31, 2022 and 2021, the Company received $0 and $27 million, respectively, in settlements of its cross-currency swaps which are reported as Investing activities in the Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
During 2022 and 2021, the Company entered into foreign currency exchange contracts. As of December 31, 2022, these contracts had an aggregate outstanding notional amount of $455 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Consolidated Balance Sheets as of December 31, 2022 and 2021 are as follows:

(in millions)	2022	2021
Accrued and other current liabilities	$(4)	$—
Prepaid expenses and other current assets	$6	$1
Net fair value	$2	$1
The following table presents the effect of the Company’s foreign exchange contracts on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for 2022 and 2021:

(in millions)	2022	2021
Gain related to changes in fair value	$2	$9
Loss related to settlements	$(20)	$(17)
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At December 31, 2022, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 18%, and a weighted average risk-adjusted discount rate of 7%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at December 31, 2022.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the years 2022 and 2021:

(in millions)	2022		2021
Beginning balance, January 1,		$241		$328
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$16		$17
Fair value adjustments	12		(6)
Acquisition-related contingent consideration adjustments		28		11
Payments / Settlements		(28)		(99)
Foreign currency translation adjustment included in other comprehensive loss		—		1
Ending balance, December 31,		241		241
Current portion		34		39
Non-current portion		$207		$202
Fair Value of Long-term Debt
The fair value of long-term debt as of December 31, 2022 and 2021 was $14,011 million and $22,689 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
6.INVENTORIES
Inventories, net, as of December 31, 2022 and 2021 consist of:

(in millions)	2022	2021
Raw materials	$326	$279
Work in process	98	112
Finished goods	666	602
	$1,090	$993
7.PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment as of December 31, 2022 and 2021 consist of:

(in millions)	2022	2021
Land	$71	$74
Buildings and improvements	798	675
Machinery and equipment	1,951	1,678
Other equipment and leasehold improvements	342	342
Equipment on operating lease	78	73
Construction in progress	280	576
	3,520	3,418
Accumulated depreciation	(1,920)	(1,820)
	$1,600	$1,598
Depreciation expense was $179 million, $177 million and $180 million for 2022, 2021 and 2020, respectively.

8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of December 31, 2022 and 2021 consist of:

	Weighted- Average Remaining Useful Lives (Years)	2022			2021
(in millions)		Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	5	$20,840	$(17,196)	$3,644	$20,842	$(16,169)	$4,673
Corporate brands	5	899	(542)	357	902	(473)	429
Product rights/patents	4	3,347	(3,251)	96	3,321	(3,174)	147
Partner relationships	0	149	(149)	—	158	(158)	—
Technology and other	8	201	(196)	5	207	(206)	1
Total finite-lived intangible assets		25,436	(21,334)	4,102	25,430	(20,180)	5,250
B&L Trademark	NA	1,698	—	1,698	1,698	—	1,698
		$27,134	$(21,334)	$5,800	$27,128	$(20,180)	$6,948
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present. The Company estimates the fair values of long-lived assets with finite lives using an undiscounted cash flow model which utilizes Level 3 unobservable inputs. The undiscounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, selling, general and administrative expenses, research and development expenses. Impairment charges associated with these assets are included in Asset impairments, including loss on assets held for sale in the Consolidated Statement of Operations.
Asset impairments, including loss on assets held for sale in 2022 were $15 million and included: (i) impairments of $10 million, in aggregate, due to decreases in forecasted sales of certain product lines and (ii) impairments of $5 million, in aggregate, related to the discontinuance of certain product lines.
On August 10, 2022, a court held, that among other findings, that certain U.S. patents protecting the composition and use of Xifaxan® for treating inflammatory bowel syndrome with diarrhea (“IBS-D”) were invalid (the “Norwich Legal Decision”). On August 16, 2022, the Company appealed the Norwich Legal Decision and intends to vigorously defend its Xifaxan® intellectual property. See “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS” for details of this litigation matter and the Company’s response.
Xifaxan® revenues were $1,216 million and $1,194 million for the nine months ended September 30, 2022 and 2021, respectively. As the ultimate outcome of the Norwich Legal Decision and other potential future related developments, including a competitor’s ability to launch a successful generic version to Xifaxan®, could impact the timing and extent of future revenues and cash flows associated with Xifaxan®, the Company determined that the ruling in the Norwich Legal Decision constituted an event requiring assessment of the Xifaxan® finite-lived intangible assets for potential impairment. The Company performed this assessment using a probability-weighted undiscounted cash flow analysis, with a base case representing the Company’s most recent cash flow projections as revised in the third quarter of 2022, as well as different scenarios representing a range of different outcomes which address, among other things, the timing of when a competitor or competitors will be able to successfully launch a generic version to Xifaxan®, if they are able to launch one at all. This assessment resulted in no impairment of the carrying value of the Xifaxan® finite-lived intangible assets as of September 30, 2022.
During the fourth quarter of 2022 there were no material changes to the facts and circumstances of the Norwich Legal Decision or to actual or expected business performance for Xifaxan®. Based on these factors, no impairment to the carrying value of the Xifaxan® finite-lived intangible assets was identified as of December 31, 2022. The Company also determined that no change to the remaining useful lives of its Xifaxan® finite-lived intangible assets was required. Xifaxan® finite-lived intangible assets included in the audited Consolidated Balance Sheets had a carrying value of $2,693 million and an estimated remaining useful life of 60 months as of December 31, 2022.

It is possible that the Norwich Legal Decision and other potential future developments: (i) may adversely impact the estimated future cash flows associated with these products, which could result in an impairment of the value of these intangible assets in one or more future periods and (ii) may result in shortened useful lives of the Xifaxan® finite-lived intangible assets, which would increase amortization expense in future periods. Any such impairment or shortening of the useful lives of Xifaxan® could be material to the results of operations of the Company in the period or periods in which they were to occur.
Asset impairments, including loss on assets held for sale in 2021 included: (i) impairments of $105 million, in aggregate, due to decreases in forecasted sales of certain product lines, (ii) an $88 million loss on assets held for sale in connection with the Amoun Sale as discussed in Note 3, “ACQUISITIONS, LICENSING AGREEMENTS AND DIVESTITURE”, (iii) impairments of $23 million, in aggregate, related to the discontinuance of certain product lines and (iv) $18 million related to a portion of an IT infrastructure improvement project no longer being utilized.
Asset impairments, including loss on assets held for sale in 2020 included impairments of: (i) $96 million to reduce the carrying value of the Amoun business to its estimated fair value less costs to sell due to classifying the business as held for sale, (ii) $16 million in aggregate, due to decreases in forecasted sales of certain product lines, (iii) $1 million in aggregate, related to the discontinuance of certain product lines not aligned with the focus of the Company’s core businesses and (iv) $1 million related to Acquired IPR&D not in service.
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
Periodically, the Company’s products face the expiration of their patent or regulatory exclusivity. The Company anticipates that product sales for such product would decrease shortly following a loss of exclusivity (“LOE”), due to the possible entry of a generic competitor. Where the Company has the rights, it may elect to launch an authorized generic of such product (either as the Company’s own branded generic or through a third-party). This may occur prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product could still be significant, and the effect on future revenues could be material.
Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Estimated amortization expense of finite-lived intangible assets for the five years ending December 31 and thereafter are as follows:

(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Amortization	$1,027	$904	$798	$670	$633	$70	$4,102

Goodwill
The changes in the carrying amounts of goodwill during the years ended December 31, 2022, 2021 and 2020 were as follows:

(in millions)	Bausch + Lomb/ International	Bausch + Lomb	Salix	International	Ortho Dermatologics	Solta Medical	Diversified Products	Total
Balance, January 1, 2020	$5,786	$—	$3,159	$—	$1,267	$—	$2,914	13,126
Assets held for sale reclassified to goodwill	18	—	—	—	—	—	—	18
Goodwill reclassified to assets held for sale (Note 3)	(217)	—	—	—	—	—	—	(217)
Foreign exchange and other	117	—	—	—	—	—	—	117
Balance, December 31, 2020	5,704	—	3,159	—	1,267	—	2,914	13,044
Realignment of segment goodwill	(5,704)	5,395	—	887	—	—	(578)	—
Impairment	—	—	—	—	(469)	—	—	(469)
Foreign exchange and other	—	(77)	—	(62)	—	—	21	(118)
Balance, December 31, 2021	—	5,318	3,159	825	798	—	2,357	12,457
Realignment of segment goodwill	—	—	—	—	(798)	115	683	—
Additions	—	5	—	—	—	—	—	5
Impairment	—	—	—	—	—	—	(824)	(824)
Foreign exchange and other	—	(77)	—	(36)	—	—	22	(91)
Balance, December 31, 2022	$—	$5,246	$3,159	$789	$—	$115	$2,238	$11,547
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
To forecast a reporting unit’s cash flows the Company takes into consideration economic conditions and trends, estimated future operating results, management’s and a market participant’s view of growth rates and product lives, and anticipates future economic conditions. Revenue growth rates inherent in these forecasts are based on input from internal and external market research that compare factors such as growth in global economies, recent industry trends and product life-cycles. Macroeconomic factors such as changes in economies, changes in the competitive landscape including the unexpected LOE to the Company’s product portfolio, changes in government legislation, product life-cycles, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets. Accordingly, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.

2020
2020 Interim Impairment Assessment
The negative impacts of the COVID-19 pandemic on the global economy led to significant volatility in the global equity markets and the Company was able to continue its operations with limited disruptions. In performing its assessment during 2020, the Company considered the possible effects and outcomes of the COVID-19 pandemic on, among other things, its supply chain, customers and distributors, employee base, product sustainability, research and development activities, product pipeline and consumer demand and related rebates and discounts and made adjustments to the long-term forecasts used in previous goodwill impairment assessments, for these and other matters. After completing this assessment, the Company believed that, with the exception of the Ortho Dermatologics reporting unit, its long-term forecasted cash flows, as adjusted for the possible outcome of the COVID-19 pandemic and other matters, did not indicate that the fair value of any reporting unit may be below its carrying value.
During the interim periods of 2020, after giving consideration to the nature and timing of the negative impacts of the COVID-19 pandemic on the Company’s forecasted cash flows, with the exception of the Ortho Dermatologics reporting unit, no events occurred, or circumstances changed that would indicate that the fair value of any other reporting unit might be below its carrying value and therefore, no impairments were recorded.
During the three months ended March 31, 2020 and June 30, 2020, the operating results for the Ortho Dermatologics reporting unit were less than forecasted primarily due to certain products experiencing longer launch cycles than originally anticipated as a result of the COVID-19 pandemic. The Company revised its long-term forecasts as of March 31, 2020 and as of June 30, 2020 for these matters. Management believed that these events were indicators that there was less headroom as of March 31, 2020 and June 30, 2020 as compared to the headroom calculated on the date Ortho Dermatologics goodwill was previously tested for impairment. Therefore, a quantitative fair value test for impairment to the goodwill of the Ortho Dermatologics reporting unit was performed at March 31, 2020 and at June 30, 2020. The quantitative fair value tests utilized the Company’s most recent cash flow projections for the Ortho Dermatologics reporting unit as revised in the then respective quarter of 2020 which reflected current market conditions and current trends in business performance. Based on the quantitative fair value tests, the fair value of the Ortho Dermatologics reporting unit continued to be greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit at March 31, 2020 and at June 30, 2020.
2020 Annual Impairment Test
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
The Company performed a quantitative fair value test for the Ortho Dermatologics reporting unit as of October 1, 2020. The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the fourth quarter of 2020 which reflected current market conditions and current trends in business performance. The quantitative fair value test utilized a long-term growth rate of 2.0% and a range of discount rates between 9.50% and 9.75%, in estimation of the fair value of this reporting unit. Based on the quantitative fair value test, the fair value of the Ortho Dermatologics reporting unit was approximately 10% greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit.

2021
First Quarter 2021 - Realignment of Segments
Commencing in the first quarter of 2021, the Company began operating in the following reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International Rx, (iv) Ortho Dermatologics and (v) Diversified Products. The Bausch + Lomb segment consisted of the: (i) U.S. Bausch + Lomb and (ii) International Bausch + Lomb reporting units. The Salix segment consisted of the Salix reporting unit. The International Rx segment consisted of the International Rx reporting unit. The Ortho Dermatologics segment consisted of the: (i) Ortho Dermatologics and (ii) Global Solta reporting units. The Diversified Products segment consisted of the: (i) Neurology and Other, (ii) Generics and (iii) Dentistry reporting units. This realignment in segment structure resulted in a change in the Company’s former International reporting unit, which was divided between the International Bausch + Lomb reporting unit and International Rx reporting unit. In addition, as part of this realignment of segment structure, certain products historically included in the Generics reporting unit were included in the U.S. Bausch + Lomb reporting unit.
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
Immediately following the change in reporting units, as a result of the change in composition of the net assets for its current: (i) International Bausch + Lomb, (ii) International Rx and (iii) Generics reporting units, the Company performed a quantitative fair value test. The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the first quarter of 2021 which reflected current market conditions and current trends in business performance. The quantitative fair value test utilized a range of long-term growth rates of 1.0% to 3.0% and a range of discount rates between 11.0% and 12.25%, in estimation of the fair value of the reporting units. After completing the testing, the fair value of each of these reporting units exceeded its carrying value by more than 40%, and, therefore, there was no impairment to goodwill. In addition, as the U.S. Bausch + Lomb reporting unit had a change in composition of its net assets related to certain products historically included in the Generics reporting unit now being included in the U.S. Bausch + Lomb reporting unit, the Company performed a qualitative assessment of this reporting unit. Based on the qualitative fair value assessment performed, management believed that it was more likely than not that the carrying value of its current U.S. Bausch + Lomb reporting unit was less than its fair value and therefore, concluded a quantitative assessment was not required.
March 31, 2021 Impairment
During the three months ended March 31, 2021, management identified launches of certain Ortho Dermatologics products which were not going to achieve their trajectories as forecasted once the social restrictions associated with the COVID-19 pandemic began to ease in the U.S. and offices of health care professionals could reopen. In addition, insurance coverage pressures within the U.S. continued to persist limiting patient access to topical acne and psoriasis products. In light of these developments, during the first quarter of 2021, the Company began taking steps to: (i) redirect its R&D spend to eliminate projects it has identified as high cost and high risk, (ii) redirect a portion of its marketing and product development outside the U.S. to geographies where there is better patient access and (iii) reduce its cost structure to be more competitive. As a result, during the three months ended March 31, 2021, the Company revised its long-term forecasts for the Ortho Dermatologics reporting unit. Management believed that these events were indicators that there is less headroom as of March 31, 2021 as compared to the headroom calculated on the date goodwill was last tested for impairment (October 1, 2020). Therefore, a quantitative fair value test for the Ortho Dermatologics reporting unit was performed. The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the first quarter of 2021 to reflect the business changes previously discussed, including a range of potential outcomes, along with a long-term growth rate of 1.0% and a range of discount rates between 9.0% and 10.0%. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value as of March 31, 2021, and the Company recognized a goodwill impairment of $469 million.

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
As a result of the change in composition of net assets, the Company performed a quantitative fair value test of its new: (i) Vision Care / Consumer Products, (ii) Ophthalmic Pharmaceuticals and (iii) Surgical reporting units immediately following the change in the Bausch + Lomb segment. The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the second quarter of 2021 which reflected current market conditions and current trends in business performance. The quantitative fair value test utilized long-term growth rates of 2.0% and 3.0% and a range of discount rates between 7.0% and 10.0%, in estimation of the fair value of the reporting units. After completing the testing, the fair value of each of these reporting units exceeded its carrying value by more than 45%, and, therefore, there was no impairment to goodwill.
June 30, 2021 and September 30, 2021 Interim Assessment
The Company continued to monitor the market conditions impacting the Ortho Dermatologics reporting unit. The Company’s latest forecasts for the Ortho Dermatologics reporting unit included a range of potential outcomes for, among other matters: (i) the impacts of the COVID-19 pandemic on operations, (ii) the impact of the loss of exclusivity of certain products, (iii) the impact of longer launch cycles for certain new products, (iv) progress of its product pipeline and (v) ongoing pricing pressures, which could negatively impact the reporting unit’s results over the long term. The changes in the amounts and timing of revenues and expenses in the latest forecast as compared to the forecast used at March 31, 2021 (the last time goodwill of the Ortho Dermatologics reporting unit was tested), were not substantial enough to materially adversely affect the recoverability of the Ortho Dermatologics reporting unit’s assets and were not material enough to indicate that the fair value of the Ortho Dermatologics reporting unit might be below its carrying value as last tested at March 31, 2021.
No other events occurred or circumstances changed during the period October 1, 2020 (the earliest date goodwill was tested for all other reporting units) through December 31, 2021 that indicated that the fair value of any reporting unit, other than the Ortho Dermatologics reporting unit, might be below its carrying value.
2021 Annual Impairment Test
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

The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the fourth quarter of 2021 which reflected current market conditions and current trends in business performance. The quantitative fair value test utilized a long-term growth rate of 1.0% and a discount rate of 9.0%, in estimation of the fair value of this reporting unit. Based on the quantitative fair value test, the fair value of the Ortho Dermatologics reporting unit was approximately 10% greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit.
2022
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
March 31, 2022 Interim Assessment
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
The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the fourth quarter of 2022 which reflected current market conditions and current trends in business performance. The quantitative fair value test utilized a long-term growth rate of 1% and a discount rate of 9%. The discount rate contemplated changes in the current macroeconomic conditions noting certain inputs such as the risk-free rate increased over the three months ended March 31, 2022, and was offset by decreases in other reporting unit specific risks during the same period. Based on the quantitative fair value test, the fair value of the Ortho Dermatologics reporting unit was less than 2% greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit.
June 30, 2022 Interim Assessment
Ortho Dermatologics
During the three months ended June 30, 2022, increases in interest rates and, to a lesser extent, higher than expected inflation in the U.S. and other macroeconomic factors impacted key assumptions used to value the Ortho Dermatologics reporting unit as of March 31, 2022. Given the limited headroom of the Ortho Dermatologics reporting unit as calculated on March 31, 2022, the Company believed that these facts and circumstances suggested the fair value of the Ortho Dermatologics reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test utilized the Company’s most recent cash flow projections for the Ortho Dermatologics reporting unit as revised in the second quarter of 2022 which reflected current market conditions and current trends in business performance. The Company’s discounted cash flow model for the Ortho Dermatologics reporting unit included a range of potential outcomes for, among other matters, macroeconomic factors such as higher than expected inflation for many commodities, volatility in many of the equity markets and pressures on market interest rates. The quantitative fair value test utilized a long-term growth rate of 1% and a discount rate of 10%. The discount rate had increased 1% since the assessment performed as of March 31, 2022, as a result of changes in macroeconomic conditions, including an increase in the risk-free rate during the three months ended June 30, 2022. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value as of June 30, 2022, and the Company recognized a goodwill impairment of $83 million.
Bausch + Lomb Reporting Units
During the period May 6, 2022 (the time Bausch + Lomb’s stock began trading publicly) through June 30, 2022, equity and bond markets were negatively impacted by various macroeconomic and geopolitical factors including, but not limited to:

rising inflation rates in the U.S. and abroad, uncertainties created by the Russia/Ukraine conflict, interest rate volatility, COVID-19 related lockdowns and supply issues. The equity markets negatively impacted the market price for Bausch + Lomb’s common stock which as of June 30, 2022 was trading below its IPO offering price. The Company believed that these facts and circumstances suggest the fair value of the three reporting units of the Bausch + Lomb segment could be less than their respective carrying amounts. Therefore, separate quantitative fair value tests were performed for the Vision Care, Surgical and Ophthalmic reporting units of the Bausch + Lomb segment.
The quantitative fair value tests utilized the Company’s most recent cash flow projections for each of its reporting units as revised in the second quarter of 2022 which reflected current market conditions and current trends in business performance. The quantitative fair value tests utilized long-term growth rates of 2% and 3% and discount rates of 9.0% and 11.5%. After completing the testing, the fair value of each of these reporting units exceeded their respective carrying values by more than 25%, and, therefore, there was no impairment to goodwill.
September 30, 2022 Interim Assessment
Ortho Dermatologics
During the third quarter of 2022, the Company continued to monitor the market conditions impacting the Ortho Dermatologics reporting unit. Continued increases in interest rates and, to a lesser extent, higher than expected inflation in the U.S. and other macroeconomic factors impacted key assumptions used to value the Ortho Dermatologics reporting unit at June 30, 2022. Based on the impairment of goodwill recognized in the second quarter of 2022 for the Ortho Dermatologics reporting unit, the reporting unit had no headroom as calculated on June 30, 2022, and as such, the Company believed that these facts and circumstances suggested the fair value of the Ortho Dermatologics reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test utilized the Company’s most recent cash flow projections for the Ortho Dermatologics reporting unit as revised in the third quarter of 2022 which reflected current market conditions and current trends in business performance. The Company’s discounted cash flow model for the Ortho Dermatologics reporting unit includes, among other matters, volatility in many of the equity markets and pressures on market interest rates and macroeconomic factors such as changes in inflation for many commodities. The quantitative fair value test utilized a long-term growth rate of 1% and the discount rate increased from 10.0% at June 30, 2022 to 10.5% at September 30, 2022, which reflects the increases in market interest rates. Based on the quantitative fair value test, the carrying value of the Ortho Dermatologics reporting unit exceeded its fair value at September 30, 2022, and the Company recognized a goodwill impairment of $119 million for the three months ended September 30, 2022. As of September 30, 2022, the Ortho Dermatologics reporting unit had remaining goodwill of $480 million.
Salix
On August 10, 2022, the Norwich Legal Decision was issued that held, among other matters, that certain U.S. Patents protecting the composition and use of Xifaxan® for treating IBS-D were invalid. On August 16, 2022, the Company appealed the Norwich Legal Decision and intends to vigorously defend its Xifaxan® intellectual property. See “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS” for details of this litigation matter and the Company’s response.
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
During the interim periods of 2022, no events occurred, or circumstances changed during the period October 1, 2021 (the date of the last annual impairment test) through September 30, 2022, that indicated that the fair value of any reporting unit, other than the Ortho Dermatologics reporting unit, the Salix reporting unit and the reporting units of the Bausch + Lomb segment, might be below their respective carrying values.
2022 Annual Impairment Test
The Company’s annual goodwill impairment test as of October 1, 2022, included performing separate quantitative fair value tests for the Neurology and Other reporting unit and the Vision Care, Surgical and Ophthalmic reporting units of the Bausch + Lomb segment. For its remaining reporting units, the Company conducted its annual goodwill impairment test as of October 1, 2022, by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2022, management believed that, it was more likely than not that the carrying amounts of its remaining reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test for those reporting units was not required.
Neurology and Other
The Neurology and Other reporting unit operates in the United States, where shifting market dynamics, including changes in payer demands, health care legislation, and other regulations are contributing to increasing pressure for the reduction of healthcare costs, through both pricing of pharmaceutical products and/or directing patients to lower cost unbranded generic products. The nature of the Neurology and Other reporting unit’s product portfolio, which includes branded generic pharmaceuticals, is by its nature impacted by these changing market dynamics. As a result, the Company has begun taking steps to: (i) reassess its pricing strategies, (ii) re-evaluate its marketing and promotional efforts, and (iii) reduce its cost structure, and has revised its long-term forecasts for the Neurology and Other reporting unit to reflect these developments.
The quantitative fair value test for the Neurology and Other reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2022 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of -2.5% and a discount rate of 10.25%, in the estimation of the reporting unit’s fair value. As a result of the revisions to its long-term expectations for these and other factors, goodwill for the Neurology and Other reporting unit was impaired during the Company’s most recent annual impairment test reflecting its best estimate at that time of the outlook and risks of this business. Based on the quantitative fair value test, the carrying value of the Neurology and Other reporting unit exceeded its fair value as of October 1, 2022, and the Company recognized a goodwill impairment of $622 million. As of December 31, 2022, the Neurology and Other reporting unit had remaining goodwill of $1,439 million.
Bausch + Lomb Reporting Units
The quantitative fair value test for the Vision Care, Surgical and Ophthalmic reporting units of the Bausch + Lomb segment utilized the most recent cash flow projections for each of the reporting units as revised in the fourth quarter of 2022 which reflected current market conditions and current trends in business performance. The quantitative assessment utilized long-term growth rates of 2.0% and 3.0% and discount rates of 9.50% and 12.25%, in estimation of the fair value of the reporting units. After completing the testing, the fair value of each of these reporting units exceeded its respective carrying value by more than 25%, and, therefore, there was no impairment to goodwill.
December 31, 2022
During the period October 1, 2022 through December 31, 2022, the Company continued to monitor the market conditions and trends in business performance for all its reporting units, particularly as they pertain to the Ortho Dermatologics and Salix reporting units, and determined that, no events occurred, or circumstances changed that would indicate that the fair value of any reporting unit might be below its carrying value. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and those charges could be material.
Ortho Dermatologics

As a result of the impairment of goodwill in the third quarter of 2022, the Ortho Dermatologics reporting unit had no headroom on September 30, 2022, and as such, the Company continued to monitor the market conditions impacting the Ortho Dermatologics reporting unit during the period October 1, 2022 through December 31, 2022.
During the fourth quarter of 2022, the Company evaluated the reporting unit’s performance as well as its revised long-term forecasts in light of current market conditions, current trends in business performance and the expected impacts of management’s latest business strategies. This evaluation supported management’s previous expectations for long-term business performance. Additionally, based on corporate bond rates as of December 31, 2022, the Company concluded that discount rates would not have increased during the fourth quarter as compared to the discount rate used in determining the fair value of the reporting unit as of September 30, 2022. Based on these factors, management concluded that it was more likely than not that the carrying value of its Ortho Dermatologics reporting unit was less than its fair value and therefore, concluded a quantitative assessment was not required during the quarter ended December 31, 2022. However, given the reporting unit’s limited headroom, any changes or other potential future developments may adversely impact the estimated fair value of the Ortho Dermatologics reporting unit in one or more future periods requiring an impairment to goodwill to be recognized. Any such impairment could be material to the Company’s results of operations in the period in which it was to occur.

Salix

Based on the quantitative fair value testing performed in the third quarter of 2022, the Salix reporting unit had limited headroom as of September 30, 2022, and as such, the Company continued to monitor the potential impacts of changes in the Norwich Legal Decision and market conditions on the valuation of the Salix reporting unit during the period October 1, 2022 through December 31, 2022.

Through December 31, 2022, there were no material changes in the facts and circumstances of the Norwich Legal Decision, including management’s assessment as to a competitor’s ability to launch a successful generic version to Xifaxan® prior to January 2028, if they are able to launch one at all. The Company also evaluated the reporting unit’s performance in the fourth quarter as well as its revised long-term forecasts in light of current market conditions, current trends in business performance and the expected impacts of management’s latest business strategies. This evaluation supported management’s previous expectations for long-term business performance. Additionally, based on corporate bond rates as of December 31, 2022, the Company concluded that discount rates would not have increased during the fourth quarter as compared to the discount rates used in determining the fair value of the reporting unit as of September 30, 2022. Based on these factors, management concluded that it was more likely than not that the carrying value of its Salix reporting unit was less than its fair value and therefore, concluded a quantitative assessment was not required during the quarter ended December 31, 2022. However, it is possible that the Norwich Legal Decision and other potential future developments may adversely impact the estimated fair value of the Salix reporting unit in one or more future periods. Any such impairment could be material to the Company’s results of operations in the period in which it were to occur.

Accumulated goodwill impairment charges through December 31, 2022 were $5,004 million.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities as of December 31, 2022 and 2021 consist of:

(in millions)	2022	2021
Legal matters and related fees	$326	$1,890
Product rebates	983	908
Product returns	427	482
Employee compensation and benefit costs	300	336
Interest	208	328
Income taxes payable	30	98
Other	714	749
	$2,988	$4,791

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs as of December 31, 2022 and 2021 consists of the following:

		2022		2021
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2018 Restated Credit Agreement
2023 Revolving Credit Facility	June 2023	$—	$—	$285	$285
June 2025 Term Loan B Facility	June 2025	—	—	2,829	2,772
November 2025 Term Loan B Facility	November 2025	—	—	994	984
2022 Amended Credit Agreement
2027 Revolving Credit Facility	February 2027	470	470	—	—
February 2027 Term Loan B Facility	February 2027	2,437	2,392	—	—
B+L Credit Facilities
B+L Revolving Credit Facility	May 2027	—	—	—	—
B+L Term Facility	May 2027	2,488	2,439	—	—
Senior Secured Notes:
5.500% Secured Notes	November 2025	1,680	1,672	1,750	1,739
6.125% Secured Notes	February 2027	1,000	987	—	—
5.750% Secured Notes	August 2027	500	496	500	495
4.875% Secured Notes	June 2028	1,600	1,583	1,600	1,580
11.00% First Lien Secured Notes	September 2028	1,774	2,826	—	—
14.00% Second Lien Secured Notes	October 2030	352	711	—	—
9.00% Intermediate Holdco Secured Notes	January 2028	999	1,423	—	—
Senior Unsecured Notes:
6.125%	April 2025	—	—	2,650	2,640
9.000%	December 2025	959	951	1,500	1,482
9.250%	April 2026	741	737	1,500	1,489
8.500%	January 2027	643	644	1,750	1,754
7.000%	January 2028	171	170	750	743
5.000%	January 2028	433	429	1,250	1,238
6.250%	February 2029	821	813	1,500	1,483
5.000%	February 2029	452	448	1,000	990
7.250%	May 2029	337	334	750	742
5.250%	January 2030	779	771	1,250	1,237
5.250%	February 2031	462	458	1,000	989
Other	Various	12	12	12	12
Total long-term debt and other		$19,110	20,766	$22,870	22,654
Less: Current portion of long-term debt and other			432		—
Non-current portion of long-term debt			$20,334		$22,654
Covenant Compliance
The Senior Secured Credit Facilities (as defined below), the B+L Credit Facilities (as defined below) and the indentures governing the Senior Secured Notes (as defined and described in the table above), the 9.00% Intermediate Holdco Secured Notes (as defined below) and Senior Unsecured Notes (as defined and described in the table above) contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. As of December 31, 2022, the amount available for restricted payments under the “builder basket” in the Company’s most restrictive indentures (as defined by those indentures) was approximately $9,600 million (although such availability is subject to the Company’s compliance with a 2.00:1.00 fixed charge coverage ratio). The 2027 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that, requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
As of December 31, 2022, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
On November 29, 2022, the Company designated 1261229 B.C. Ltd., the entity that directly or indirectly holds 89% of the issued and outstanding shares of Bausch + Lomb, as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s indentures. In connection therewith, Bausch + Lomb and its subsidiaries, are now unrestricted subsidiaries of the Company and, as a result, are no longer subject to the covenants under the relevant Bausch Health indentures, and the earnings and debt of Bausch + Lomb, as defined in the relevant indentures, are also not included in the calculation of the Company’s financial maintenance covenant.
The Company continues to take steps to ensure compliance with its financial maintenance covenant and may take other actions to reduce its debt levels to align with the Company’s long-term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate.
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
The difference between the principal amount of the New Secured Notes and their carrying value was recorded as a premium and is included in long-term debt on the Company’s Consolidated Balance Sheet.
For the three months ended September 30, 2022, the Company recorded a gain of $570 million, net of third party fees of $25 million, in connection with the Exchange Offer. The premium recorded on the New Secured Notes was $1,835 million, which will be reduced as contractual interest payments are made on the New Secured Notes. Further details of the New Secured Notes are discussed below.
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
Senior Secured Credit Facilities under the 2022 Amended Credit Agreement
On May 10, 2022, the Company and certain of its subsidiaries as guarantors entered into a Second Amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit and Guaranty Agreement (as amended by the Second Amendment, the “2022 Amended Credit Agreement”). The 2022 Amended Credit Agreement provides for a new term loan facility with an aggregate principal amount of $2,500 million (the “2027 Term Loan B Facility”) maturing on February 1, 2027 and a new revolving credit facility of $975 million (the “2027 Revolving Credit Facility”) that will mature on the earlier of February 1, 2027 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and BHA in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2027 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or Euros. After giving effect to the Second Amendment, the 2023 Revolving Credit Facility, June 2025 Term Loan B Facility and November 2025 Term Loan B Facility were refinanced (such refinancing, the “Credit Agreement Refinancing”), along with certain of the Company’s existing senior notes, using net proceeds from the borrowings under the 2027 Term Loan B Facility, the B+L IPO and the B+L Debt Financing (as defined below) and available cash on hand. As of December 31, 2022, the Company had drawn $470 million and $25 million of issued and outstanding letters of credit on the 2027 Revolving Credit Facility.
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
The amortization rate for the 2027 Term Loan B Facility is 5.00% per annum, or $125 million, payable in quarterly installments beginning on September 30, 2022. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2022, the remaining mandatory quarterly amortization payments for the 2027 Term Loan B Facility were $500 million through December 2026.

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
On November 29, 2022, the Company designated 1261229 B.C. Ltd., the entity that directly or indirectly holds approximately 89% of the issued and outstanding shares of Bausch + Lomb, as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s debt documents. In connection therewith, all of the subsidiaries of 1261229 B.C. Ltd., including Bausch + Lomb and its subsidiaries, are also now unrestricted subsidiaries of the Company and, as a result, are no longer subject to the covenants under the Bausch Health debt documents, and the earnings and debt of Bausch + Lomb, as defined in the relevant debt documents, are also not included in the calculation of the Company’s financial maintenance covenant.
Senior Secured Credit Facilities under the B+L Credit Agreement
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “B+L Credit Agreement”, and the credit facilities thereunder, the “B+L Credit Facilities”) providing for a term loan of $2,500 million with a five-year term to maturity (the “B+L Term Facility”) and a five-year revolving credit facility of $500 million (the “B+L Revolving Credit Facility” and such financing, the “B+L Debt Financing”). The B+L Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The term loan is denominated in U.S. dollars, and borrowings under the revolving credit facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of December 31, 2022, the principal amount outstanding under the B+L Term Facility was $2,488 million and $2,439 million net of issuance costs. As of December 31, 2022, Bausch + Lomb had no outstanding borrowings, $24 million of issued and outstanding letters of credit and remaining availability of $476 million under its Revolving Credit Facility.
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
Borrowings under the B+L Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the Term Facility at December 31, 2022 was 7.84% per annum.
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
The amortization rate for the B+L Term Facility is 1.00% per annum, or $25 million, and the first installment was paid on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2022, the remaining mandatory quarterly amortization payments for the B+L Term Facility were $106 million through March 2027, with the remaining term loan balance being due in May 2027.
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
5.750% Senior Secured Notes due 2027
On March 8, 2019, BHA and the Company issued: (i) $1,000 million aggregate principal amount of 8.500% Senior Unsecured Notes due 2027 (the “January 2027 Unsecured Notes”) and (ii) $500 million aggregate principal amount of 5.750% Senior Secured Notes due August 2027 (the “August 2027 Secured Notes”), respectively, in a private placement. Interest on the August 2027 Secured Notes is payable semi-annually in arrears on each February 15 and August 15.
The August 2027 Secured Notes are redeemable at the option of the Company, in whole or in part, at the redemption prices set forth in the indenture, plus accrued and unpaid interest to the date of redemption.
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
New BHC Secured Notes
The 11.00% First Lien Secured Notes mature on September 30, 2028, and have a stated interest of 11.00% per year that is payable semi-annually in arrears on each March 30 and September 30. The 11.00% First Lien Secured Notes are redeemable, in whole or in part, at any time at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption plus a “make-whole” premium as described in the 11.00% First Lien Secured Notes indenture.

The 14.00% Second Lien Secured Notes mature on October 15, 2030, and have stated interest of 14.00% per year that is payable semi-annually in arrears on each April 15 and October 15. The 14.00% Second Lien Secured Notes will be redeemable, in whole or in part, at any time on or after October 15, 2025 at the applicable redemption prices set forth in the 14.00% Second Lien Secured Notes indenture. In addition, some or all of the 14.00% Second Lien Secured Notes may be redeemed prior to October 15, 2025 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption plus a “make-whole” premium as described in the 14.00% Second Lien Secured Notes indenture. At any time prior to October 15, 2025, up to 40% of the aggregate principal amount of the 14.00% Second Lien Secured Notes may be redeemed with the net proceeds of certain equity offerings at the redemption price set forth in the 14.00% Second Lien Secured Notes indenture.
9.00% Intermediate Holdco Senior Secured Notes
The 9.00% Intermediate Holdco Secured Notes mature on January 30, 2028, and have a stated interest of 9.00% per year that is interest payable semi-annually in arrears on each January 30 and July 30. The 9.00% Intermediate Holdco Secured Notes are redeemable at the option of Intermediate Holdco, in whole or in part, at any time, at the redemption prices set forth in the 9.00% Intermediate Holdco Secured Notes indenture.
The 9.00% Intermediate Holdco Secured Notes are general senior secured obligations of Intermediate Holdco and secured by first priority liens (subject to permitted liens and certain other exceptions) on substantially all of the assets of Intermediate Holdco, which as of December 31, 2022 were comprised of 38.6% of the issued and outstanding common shares of Bausch + Lomb Corporation. The 9.00% Intermediate Holdco Secured Notes and Intermediate Holdco’s other obligations under the indenture governing such notes are not obligations or responsibilities of, or guaranteed by, the Company, Bausch + Lomb or any of their respective affiliates or subsidiaries (other than the issuer Intermediate Holdco). The sole recourse of the holders of the 9.00% Intermediate Holdco Secured Notes under the 9.00% Intermediate Holdco Secured Notes and the indenture governing such notes is limited to Intermediate Holdco and its assets.
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
5.375% Senior Unsecured Notes due 2020, 5.875% Senior Unsecured Notes due 2023, 4.500% Senior Unsecured Notes due 2023 and 6.125% Senior Unsecured Notes due 2025
On March 27, 2015, VRX Escrow Corp., a newly formed wholly owned subsidiary of the Company, issued $2,000 million aggregate principal amount of 5.375% Senior Unsecured Notes due 2020 (the “March 2020 Unsecured Notes”), $3,250 million aggregate principal amount of May 2023 Unsecured Notes, €1,500 million aggregate principal amount of 4.500% Senior Unsecured Notes due 2023 (the “Euro Notes”) and $3,250 million aggregate principal amount of 6.125% Senior Unsecured Notes due 2025 (the “April 2025 Unsecured Notes” and, together with the March 2020 Unsecured Notes”, the May 2023 Unsecured Notes and the Euro Notes) in a private placement.
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
On January 16, 2020, the Company redeemed $1,240 million aggregate principal amount of the May 2023 Unsecured Notes. Throughout 2020, the Company repaid, in aggregate, $208 million of the May 2023 Unsecured Notes, with the May 2023 Unsecured Notes having been fully repaid during November 2020.
On December 3, 2020, the Company redeemed the remaining outstanding balance of the Euro Notes as part of the December 2020 Refinancing Transactions, as defined below.
Throughout 2021, the Company repaid, in aggregate, $600 million of the April 2025 Unsecured Notes.
As noted above, the April 2025 Unsecured Notes were redeemed and discharged in the second quarter of 2022.
9.000% Senior Unsecured Notes due 2025
On December 18, 2017, the Company issued $1,500 million aggregate principal amount of 9.000% Senior Unsecured Notes due 2025 (the “December 2025 Unsecured Notes”) in a private placement. The related fees and expenses were paid using cash on hand. The December 2025 Unsecured Notes accrue interest at the rate of 9.000% per year, payable semi-annually in arrears on each of June 15 and December 15.
The Company may redeem all or a portion of the December 2025 Unsecured Notes, at the applicable redemption prices set forth in the December 2025 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption. On September 30, 2022, $541 million in aggregate principal balance of the December 2025 Unsecured Notes were validly tendered and accepted by the Company in connection with the Exchange Offer noted above.
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
BHA may redeem all or a portion of the April 2026 Unsecured Notes at the applicable redemption prices set forth in the April 2026 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption. On September 30, 2022, $752 million in aggregate principal balance of the April 2026 Unsecured Notes were validly tendered and accepted by the Company in connection with the Exchange Offer noted above.

8.500% Senior Unsecured Notes due 2027
In June 2018, BHA issued $750 million in aggregate principal amount of January 2027 Unsecured Notes in a private placement. The January 2027 Unsecured Notes accrue interest at the rate of 8.500% per year, payable semi-annually in arrears on each of January 31 and July 31.
In March 2019, BHA issued $1,000 million aggregate principal amount of 8.500% Senior Unsecured Notes due January 2027. These are additional notes and form part of the same series as BHA’s existing January 2027 Unsecured Notes.
BHA may redeem all or a portion of the January 2027 Unsecured Notes at the applicable redemption prices set forth in the January 2027 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption. On September 30, 2022, $1,099 million in aggregate principal balance of the 8.500% January 2027 Unsecured Notes were validly tendered and accepted by the Company in connection with the Exchange Offer noted above.
7.000% Senior Unsecured Notes due 2028 and 7.250% Senior Unsecured Notes due 2029
On May 23, 2019, the Company issued: (i) $750 million aggregate principal amount of 7.000% Senior Unsecured Notes due January 2028 (the “7.000% January 2028 Unsecured Notes”) and (ii) $750 million aggregate principal amount of 7.250% Senior Unsecured Notes due May 2029 (the “May 2029 Unsecured Notes”), respectively, in a private placement. The proceeds and cash on hand was used to repurchase certain unsecured notes. Interest on the May 2029 Unsecured Notes is payable semi-annually in arrears on each May 30 and November 30.
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
On September 30, 2022, $540 million and $373 million in aggregate principal balance of the 7.000% January 2028 Unsecured Notes and 7.250% May 2029 Unsecured Notes, respectively, were validly tendered and accepted by the Company in connection with the Exchange Offer noted above.
5.000% Senior Unsecured Notes due 2028 and 5.250% Senior Unsecured Notes due 2030
On December 30, 2019, the Company issued: (i) $1,250 million aggregate principal amount of 5.000% Senior Unsecured Notes due January 2028 (the “5.000% January 2028 Unsecured Notes”) and (ii) $1,250 million aggregate principal amount of 5.250% Senior Unsecured Notes due January 2030 (the “January 2030 Unsecured Notes”) in a private placement. The proceeds and cash on hand was used to repurchase certain unsecured notes.
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
On September 30, 2022, $710 million and $332 million in aggregate principal balance of the 5.000% January 2028 Unsecured Notes and 5.250% January 2030 Unsecured Notes, respectively, were validly tendered and accepted by the Company in connection with the Exchange Offer noted above.
6.250% Senior Unsecured Notes due 2029
On May 26, 2020, the Company issued $1,500 million aggregate principal amount of 6.250% Senior Unsecured Notes due February 2029 (the “6.250% February 2029 Unsecured Notes”) in a private placement. The proceeds and cash on hand were used to: (i) repurchase $1,250 million aggregate principal amount of the outstanding March 2022 Secured Notes, (ii) prepay $303 million of mandatory amortization scheduled for payment in 2022 under the Company’s June 2025 and November 2025 Term Loan B Facilities and (iii) pay all fees and expenses associated with these transactions (collectively, the “May 2020 Refinancing Transactions”). The May 2020 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $27 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. The 6.250% February 2029 Unsecured Notes accrue interest at the rate of 6.250% per year, payable semi-annually in arrears on each of February 15 and August 15.

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
On September 30, 2022, $540 million in aggregate principal balance of the 6.250% February 2029 Unsecured Notes were validly tendered and accepted by the Company in connection with the Exchange Offer noted above.
5.000% Senior Unsecured Notes due 2029 and 5.250% Senior Unsecured Notes due 2031
On December 3, 2020, the Company issued $1,000 million aggregate principal amount of 5.000% Senior Unsecured Notes due February 2029 (the “5.000% February 2029 Unsecured Notes”) and $1,000 million aggregate principal amount of 5.250% Senior Unsecured Notes due February 2031 (the “February 2031 Unsecured Notes”) in a private placement. The aggregate proceeds and cash on hand were used to repurchase the remaining outstanding principal amounts of: (i) €1,500 million of the Euro Notes, (ii) $233 million of the March 2023 Unsecured Notes and (iii) pay all fees and expenses associated with these transactions (collectively, the “December 2020 Refinancing Transactions”). The December 2020 Refinancing Transactions were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $7 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. The 5.000% February 2029 Unsecured Notes accrue interest at the rate of 5.000% per year, payable semi-annually in arrears on each of February 15 and August 15. The February 2031 Unsecured Notes accrue interest at the rate of 5.250% per year, payable semi-annually in arrears on each of February 15 and August 15.
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
On September 30, 2022, $371 million and $336 million in aggregate principal balance of the 5.000% February 2029 Unsecured Notes and 5.250% February 2031 Unsecured Notes, respectively, were validly tendered and accepted by the Company in connection with the Exchange Offer noted above.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of December 31, 2022 and 2021 was 7.74% and 5.88%, respectively. Due to the accounting treatment for the New Secured Notes, interest expense in the Company’s financial statements for 2022 and in future periods will not be representative of the weighted average stated rate of interest.
Gain (Loss) on Extinguishment of Debt
In June 2022 and December 2022, the Company repurchased and retired certain outstanding Senior Notes with an aggregate par value of $927 million in the open market, for an aggregate cost of $550 million. In connection with these repurchases, the Company recognized a gain of $369 million, net of write-offs of debt premiums, discounts and deferred issuance costs, on extinguishment of debt which represents the differences between the amounts paid to settle the extinguished debt and its carrying value.
In September 2022, the Company completed the Exchange Offer and recorded a net gain on extinguishment of debt of $570 million as described above.
In connection with (i) the repayment of the June 2025 Term Loan B Facility, November 2025 Term Loan B Facility and 2023 Revolving Credit Facility and (ii) the redemption of April 2025 Unsecured Notes, the Company incurred a loss on extinguishment of debt of $64 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value.
Maturities and Mandatory Payments
The Company may, from time to time, purchase outstanding debt for cash in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, future liquidity requirements, contractual restrictions and other factors.
Maturities and mandatory payments of debt obligations for the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
2023	$150
2024	150
2025	2,789
2026	891
2027	6,938
Thereafter	8,192
Total debt obligations	19,110
Unamortized premiums, discounts and issuance costs	1,656
Total long-term debt and other	$20,766
Under the 2022 Amended Credit Agreement, there is no Excess Cash Flow payment due for 2022.
11.PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company has defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers a closed grandfathered group of legacy Bausch & Lomb Holdings Incorporated (“B&L”) U.S. employees and employees in certain other countries. The U.S. defined benefit accruals were frozen as of December 31, 2004 and benefits that were earned up to December 31, 2004 were preserved. Participants continue to earn interest credits on their cash balance at an interest crediting rate that is equal to the greater of: (i) the average annual yield on 10-year treasury bonds in effect for the November preceding the plan year or (ii) 4.50%. The most significant non-U.S. plans are two defined benefit plans in Ireland. In 2011, both Ireland defined benefit plans were closed to future service benefit accruals; however, additional accruals related to annual salary increases continued. In December 2014, one of the Ireland defined benefit plans was amended effective August 2014 to eliminate future benefit accruals related to salary increases. All of the pension benefits accrued through the plan amendment date were preserved. As a result of the plan amendment, there are no active plan participants accruing benefits under the amended Ireland defined benefit plan. The U.S. postretirement benefit plan was amended effective January 1, 2005 to eliminate employer contributions after age 65 for participants who did not meet the minimum requirements of age and service on that date. The employer contributions for medical and prescription drug benefits for participants retiring after March 1, 1989 were frozen effective January 1, 2010. Effective January 1, 2014, the Company no longer offers medical and life insurance coverage to new retirees.
In addition to the B&L benefit plans, outside of the U.S., a limited group of the Company’s employees are covered by defined benefit pension plans.
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
The amounts included in Accumulated other comprehensive loss as of December 31, 2022 and 2021 were as follows:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2022	2021	2022	2021	2022	2021
Unrecognized actuarial (losses) gains	$(35)	$(18)	$(21)	$(42)	$3	$(2)
Unrecognized prior service credits	$—	$—	$23	$25	$6	$8
Net Periodic (Benefit) Cost
The table below provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan in 2022, 2021 and 2020:

	Pension Benefit Plans						U.S. Postretirement Benefit Plan
	U.S. Plan			Non-U.S. Plans
(in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$1	$1	$1	$4	$3	$3	$—	$—	$—
Interest cost	5	4	6	4	4	4	1	1	1
Expected return on plan assets	(10)	(11)	(13)	(4)	(5)	(5)	—	—	—
Amortization of net loss	—	—	—	1	2	2	—	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(1)	(2)	(3)	(3)
Settlement loss recognized	1	—	—	8	8	—	—	—	—
Net periodic (benefit) cost	$(3)	$(6)	$(6)	$12	$11	$3	$(1)	$(2)	$(2)

Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status for 2022 and 2021:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2022	2021	2022	2021	2022	2021
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$220	$236	$228	$294	$35	$39
Service cost	1	1	4	3	—	—
Interest cost	5	4	4	4	1	1
Settlements	(7)	(4)	(50)	(43)	—	—
Benefits paid	(11)	(11)	(4)	(4)	(4)	(3)
Actuarial gain	(36)	(6)	(54)	(8)	(5)	(2)
Currency translation adjustments	—	—	(15)	(18)	—	—
Projected benefit obligation, end of year	172	220	113	228	27	35

Change in Plan Assets
Fair value of plan assets, beginning of year	224	231	175	189	—	—
Actual return on plan assets	(44)	8	(41)	18	—	—
Company contributions	—	—	25	28	4	3
Settlements	(7)	(4)	(50)	(43)	—	—
Benefits paid	(11)	(11)	(4)	(4)	(4)	(3)
Currency translation adjustments	—	—	(12)	(13)	—	—
Fair value of plan assets, end of year	162	224	93	175	—	—
Funded status, end of year	$(10)	$4	$(20)	$(53)	$(27)	$(35)

Recognized as:
Other non-current assets	$—	$4	$22	$—	$—	$—
Accrued and other current liabilities	$—	$—	$3	$2	$4	$4
Other non-current liabilities	$10	$—	$38	$51	$23	$31
Included in Settlement loss recognized and Settlements in the tables above are the costs and payments associated with the conversion of a portion of the Company’s defined benefit plan in Ireland to a defined contribution plan.
A number of the Company’s pension benefit plans were underfunded as of December 31, 2022 and 2021, having accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded pension benefit plans is as follows:

	U.S. Plan		Non-U.S. Plans
(in millions)	2022	2021	2022	2021
Projected benefit obligation	$172	$—	$48	$228
Accumulated benefit obligation	172	—	40	219
Fair value of plan assets	162	—	7	175
The Company’s policy for funding its pension benefit plans is to make contributions that meet or exceed the minimum statutory funding requirements. These contributions are determined based upon recommendations made by the actuary under accepted actuarial principles. In 2023, the Company expects to contribute $0, $4 million and $4 million to the U.S. pension benefit plan, the non-U.S. pension benefit plans and the U.S. postretirement benefit plan, respectively. The Company plans to use postretirement benefit plan assets and cash on hand, as necessary, to fund the U.S. postretirement benefit plan benefit payments in 2023.

Estimated Future Benefit Payments
Future benefit payments over the next 10 years for the pension benefit plans and the postretirement benefit plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension Benefit Plans		U.S. Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
2023	$14	$7	$4
2024	18	6	3
2025	17	6	3
2026	16	6	3
2027	17	6	3
2028-2032	70	37	10
Assumptions
The weighted-average assumptions used to determine net periodic benefit costs and benefit obligations for 2022, 2021 and 2020 were as follows:

	Pension Benefit Plans			U.S. Postretirement Benefit Plan
	2022	2021	2020	2022	2021	2020
For Determining Net Periodic (Benefit) Cost
U.S. Plans:
Discount rate	2.69%	2.25%	3.16%	2.57%	2.09%	3.04%
Expected rate of return on plan assets	4.50%	5.00%	6.25%	—	—	—
Rate of compensation increase	—	—	—	—	—	—
Interest crediting rate	4.75%	4.75%	4.75%
Non-U.S. Plans:
Discount rate	4.60%	1.37%	1.68%
Expected rate of return on plan assets	5.23%	2.74%	2.98%
Rate of compensation increase	3.53%	2.60%	3.05%
Interest crediting rate	—	—	—

	Pension Benefit Plans		U.S. Postretirement Benefit Plan

	2022	2021	2022	2021
For Determining Benefit Obligation
U.S. Plans:
Discount rate	5.41%	2.69%	5.39%	2.57%
Rate of compensation increase	—	—	—	—
Interest crediting rate	4.75%	4.75%
Non-U.S. Plans:
Discount rate	6.67%	1.72%
Rate of compensation increase	3.71%	2.63%
Interest crediting rate	—	—
The expected long-term rate of return on plan assets was developed based on a capital markets model that uses expected asset class returns, variance and correlation assumptions. The expected asset class returns were developed starting with current Treasury (for the U.S. pension plan) or Eurozone (for the Ireland pension plans) government yields and then adding corporate bond spreads and equity risk premiums to develop the return expectations for each asset class. The expected asset class returns are forward-looking. The variance and correlation assumptions are also forward-looking. They take into account historical relationships, but are adjusted to reflect expected capital market trends. The expected return on plan assets for the Company’s U.S. pension plan for 2022 was 4.50%. The expected return on plan assets for the Company’s Ireland pension plans was 2.75% for 2022.

The discount rate used to determine benefit obligations represents the current rate at which the benefit plan liabilities could be effectively settled considering the timing of expected payments for plan participants.
The 2023 expected rate of return for the U.S. pension benefit plan will be 6.00%. The 2023 expected rate of return for the Ireland pension benefit plans will be 4.25%.
Pension Benefit Plan Assets
Pension benefit plan assets are invested in several asset categories. The following presents the actual asset allocation as of December 31, 2022 and 2021:

	2022	2021
U.S. Plan
Cash and cash equivalents	1%	1%
Equity securities	40%	30%
Fixed income securities	59%	69%
Non-U.S. Plans
Cash and cash equivalents	6%	9%
Equity securities	23%	31%
Fixed income securities	45%	39%
Other	26%	21%
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
Fair Value of Plan Assets
The Company measured the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 5, “FAIR VALUE MEASUREMENTS” for details on the Company’s fair value measurements based on a three-tier hierarchy.

The table below presents total plan assets by investment category as of December 31, 2022 and 2021 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value. There were no transfers between Level 1 and Level 2 during 2022 and 2021.

	Pension Benefit Plans - U.S. Plans
	December 31, 2022				December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2	$—	$—	$2	$1	$—	$—	$1
Commingled funds:
Equity securities:
U.S. broad market	—	34	—	34	—	36	—	36
Emerging markets	—	7	—	7	—	6	—	6
Worldwide developed markets	—	14	—	14	—	16	—	16
Other assets	—	10	—	10	—	10	—	10
Fixed income securities:
Investment grade	—	95	—	95	—	155	—	155
	$2	$160	$—	$162	$1	$223	$—	$224

	Pension Benefit Plans - Non-U.S. Plans
	December 31, 2022				December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$6	$—	$6	$—	$15	$—	$15
Commingled funds:
Equity securities:
Emerging markets	—	1	—	1	—	3	—	3
Worldwide developed markets	—	21	—	21	—	51	—	51
Fixed income securities:
Investment grade	—	2	—	2	—	3	—	3
Government bond funds	1	39	—	40	1	65	—	66
Other assets	—	12	12	24	—	35	2	37
	$1	$81	$12	$94	$1	$172	$2	$175
Cash equivalents consisted primarily of term deposits and money market instruments. The fair value of the term deposits approximates their carrying amounts due to their short term maturities. The money market instruments also have short maturities and are valued using a market approach based on the quoted market prices of identical instruments.
Commingled funds are not publicly traded. The underlying assets in these funds are publicly traded on the exchanges and have readily available price quotes. The Ireland pension plans held approximately 92% and 95% of the non-U.S. commingled funds in 2022 and 2021, respectively. The commingled funds held by the U.S. and Ireland pension plans are primarily invested in index funds.
The underlying assets in the fixed income funds are generally valued using the net asset value per fund share, which is derived using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S., Ireland and certain other countries. Under these plans, employees are allowed to contribute a portion of their salaries to the plans and the Company matches a portion of the employee contributions. The Company contributed $47 million, $44 million and $43 million to these plans during the years ended December 31, 2022, 2021 and 2020, respectively.

12.LEASES
Right-of-use assets and lease liabilities associated with the Company’s operating leases are included in the Consolidated Balance Sheet as of December 31, 2022 and 2021 as follows:

(in millions)	2022	2021
Right-of-use assets included in:
Other non-current assets	$221	$247
Lease liabilities included in:
Accrued and other current liabilities	$50	$50
Other non-current liabilities	184	214
Total lease liabilities	$234	$264
As of December 31, 2022, 2021 and 2020 the Company’s finance leases were not material and for the years 2022, 2021 and 2020 sub-lease income and short-term lease expense were not material. Lease expense for the years 2022, 2021 and 2020 include:

(in millions)	2022	2021	2020
Operating lease costs	$62	$67	$65
Variable operating lease costs	$15	$12	$12
Other information related to operating leases for 2022, 2021 and 2020 is as follows:

(dollars in millions)	2022	2021	2020
Cash paid from operating cash flows for amounts included in the measurement of lease liabilities	$70	$76	$74
Right-of-use assets obtained in exchange for new operating lease liabilities	$28	$46	$39
Weighted-average remaining lease term	6.4 years	7.2 years	7.6 years
Weighted-average discount rate	6.5%	6.1%	6.2%
As of December 31, 2022, future payments under noncancelable operating leases for each of the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
2023	$63
2024	49
2025	42
2026	36
2027	34
Thereafter	63
Total	287
Less: Imputed interest	53
Present value of remaining lease payments	234
Less: Current portion	50
Non-current portion	$184
13.    SHARE-BASED COMPENSATION
Bausch Health’s Long-Term Incentive Plan
In May 2014, shareholders approved Bausch Health’s 2014 Omnibus Incentive Plan (the “2014 Plan”), which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan was equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered 20,000,000 common shares of common stock for issuance under the 2014 Plan. The 2014 Plan was amended and restated effective April 30, 2018 to, among other things, increase the number of common shares authorized for issuance under the 2014 Plan.
Effective April 28, 2020, Bausch Health further amended and restated the Amended and Restated 2014 Plan (the “Further Amended and Restated 2014 Plan”). The Further Amended and Restated 2014 Plan includes the following amendments: (i) the number of common shares authorized for issuance under the Further Amended and Restated 2014 Plan has been increased by an additional 13,500,000 common shares, as approved by the requisite number of shareholders at the Company’s annual general meeting held on April 28, 2020, (ii) the exercise price of stock options and share appreciation rights (“SARs”) will be based on the closing price of the underlying common shares on the date such stock options or SARs are granted (rather than on the last preceding trading date), (iii) additional provisions clarifying that: (a) stock options and SARs will not be eligible for the payment of dividend or dividend equivalents and (b) the Talent and Compensation Committee of the Board of Directors of the Company cannot, without shareholder approval, seek to effect any repricing of any previously granted “underwater” stock option or SAR and (iv) other housekeeping and/or clerical changes.
Effective June 21, 2022, Bausch Health further amended and restated the 2014 Plan, as subsequently amended and restated (the “Amended and Restated 2014 Plan”). Such amendment and restatement increased the number of common shares authorized for issuance under the Amended and Restated 2014 Plan by an additional 11,500,000 common shares, among other things.
Approximately 18,226,000 common shares were available for future grants as of December 31, 2022. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plans.
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
In order to retain and incentivize certain members of Bausch Health’s senior leadership team, on September 5, 2022, the Talent and Compensation Committee of the Board of Directors approved a retention program for certain executive officers and other members of leadership. Under the retention program, certain executive officers and other members of leadership were granted a one-time award of restricted stock units (the “Retention RSU Grant”) under the Amended and Restated 2014 Plan. The Retention RSU Grants will generally vest in 1/3 installments on each of the first three anniversaries of the grant date based on continuous employment with Bausch Health.
The following table summarizes the components and classification of the Company’s share-based compensation expense related to stock options and RSUs for the years 2022, 2021 and 2020 were as follows:

(in millions)	2022	2021	2020
Stock options	$15	$15	$15
RSUs	111	113	90
Share-based compensation expense	$126	$128	$105

Research and development expenses	$12	$10	$11
Selling, general and administrative expenses	114	118	94
Share-based compensation expense	$126	$128	$105
Stock Options
Stock options granted under the 2011 Plan and the Amended and Restated 2014 Plan generally expire on tenth anniversary of the grant date. The exercise price of any stock option granted under the 2011 Plan and the Amended and Restated 2014 Plan will not be less than the closing price per common share on the date of grant. Stock options generally vest 33% and 25% each year over a three-year and four-year period, respectively, on the anniversary of the date of grant.

The fair values of all stock options granted for the years 2022, 2021 and 2020 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2022	2021	2020
Expected stock option life (years)	3.0	3.0	3.0
Expected volatility	37.8%	50.2%	38.7%
Risk-free interest rate	1.8%	0.4%	1.2%
Expected dividend yield	—%	—%	—%
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
The following table summarizes stock option activity during 2022:

(in millions, except per share amounts)	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	8.9	$27.65
Granted	2.6	$23.95
Exercised	(0.1)	$19.57
Expired or forfeited	(0.6)	$28.29
Outstanding, December 31, 2022	10.8	$26.83	6.0	$—
Vested and expected to vest, December 31, 2022	10.3	$26.86	5.9	$—
Vested and exercisable, December 31, 2022	6.9	$27.39	4.5	$—
The weighted-average fair values of all stock options granted in 2022, 2021 and 2020 were $6.60, $10.92 and $6.60, respectively. The total intrinsic values of stock options exercised in 2022, 2021 and 2020 were $1 million, $15 million and $2 million, respectively. Proceeds received on the exercise of stock options in 2022, 2021 and 2020 were $3 million, $22 million and $5 million, respectively.
As of December 31, 2022, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $14 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.5 years. The total fair value of stock options vested in 2022, 2021 and 2020 were $15 million, $15 million and $15 million, respectively.
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
The following table summarizes non-vested time-based RSU activity during 2022:

(in millions, except per share amounts)	Time-Based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2022	5.4	$28.16
Granted	6.4	$11.44
Vested	(3.0)	$26.55
Forfeited	(0.5)	$24.63
Non-vested, December 31, 2022	8.3	$15.97
As of December 31, 2022, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $94 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.7 years. The total fair value of time-based RSUs vested in 2022, 2021 and 2020 were $80 million, $69 million and $66 million, respectively.
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
The fair value of each TSR performance-based RSU granted during 2022, 2021 and 2020 was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. The fair value of the ROTC performance-based RSUs is estimated based on the trading price of the Company’s common shares on the date of grant. Expense recognized for the ROTC performance-based RSUs in each reporting period reflects the Company’s latest estimate of the number of ROTC performance-based RSUs that are expected to vest. If the ROTC performance-based RSUs do not ultimately vest due to the ROTC targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
There were no TSR performance-based RSUs granted in 2022. The fair values of TSR performance-based RSUs granted during 2021 and 2020 were estimated with the following assumptions:

	2022	2021	2020
Contractual term (years)	N/A	3.0	3.0
Expected Company share volatility	N/A	52%	38.6%
Risk-free interest rate	N/A	0.4%	1.2%
The expected company share volatility was determined based on implied volatility in the market traded options of the Company’s common stock. The risk-free interest rate was determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the performance-based RSUs.

The following table summarizes non-vested performance-based RSU activity during 2022:

(in millions, except per share amounts)	Performance-based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2022	2.3	$33.92
Granted	0.4	$9.40
Vested	(1.0)	$30.89
Forfeited	(0.1)	$34.32
Non-vested, December 31, 2022	1.6	$29.83
During 2022, the Company granted approximately 369,000 performance-based RSUs, consisting of ROTC performance-based RSUs with a weighted-average grant date fair value of $9.40 per RSU.
As of December 31, 2022, the total remaining unrecognized compensation expense related to non-vested performance-based RSUs amounted to $7 million, which will be amortized over the weighted-average remaining requisite service period of approximately 0.4 years. A maximum of approximately 1,104,000 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2022. The total fair value of performance-based RSUs vested in 2022 was $31 million.
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
On May 5, 2022, in connection with the B+L IPO, Bausch + Lomb granted certain awards to certain eligible recipients (the “IPO Founder Grants”). Eligible recipients are individuals employed by Bausch + Lomb or employed by an affiliate of Bausch + Lomb. Approximately 3,900,000 IPO Founder Grants were issued to Bausch + Lomb executive officers and were awarded 50% in the form of stock options and 50% in the form of RSUs. Additionally, Bausch + Lomb granted approximately 5,700,000 stock options and RSUs to non-executive eligible recipients, of which approximately 4,300,000 were B+L IPO Founder Grants. The IPO Founder grants in the form of stock options have a three-year graded vesting period and the IPO Founder RSUs vest 50% in the second year and 50% in the third year after the grant. With the exception of the separation agreement and retention program, as discussed below, vesting of the IPO Founder Grants are linked to the completion of the B+L Separation and expense recognition will begin near the time of the B+L Separation.
On July 19, 2022, Bausch + Lomb entered into a separation agreement in connection with the departure of its Chief Executive Officer (“CEO”). Under the terms of the separation agreement, the CEO’s IPO Founder Grants in the form of RSUs will vest upon his termination of service date (pro rated based on his period of service relative to the original three-year vesting period associated with such grants), but the shares received upon settlement will remain fully restricted and nontransferable until the earliest to occur of the distribution date, a change in control, the date the Board determines that Bausch Health will no longer pursue a distribution, and the two-year anniversary of the CEO’s termination of service date (such applicable date, the “Unrestricted Date”). Under the terms of the separation agreement, the CEO’s IPO Founder Grants in the form of stock options will vest and become exercisable (pro-rated based on his period of service relative to the original three-year vesting period associated with such grants) upon the Unrestricted Date and will remain exercisable for two years following this date.

On December 22, 2022, Bausch + Lomb entered into an Amended and Restated Separation Agreement (the “A&R Separation Agreement”) in connection with the departure of Bausch + Lomb’s CEO. Under the A&R Separation Agreement, Bausch + Lomb’s CEO agreed to continue serving as CEO until at least March 4, 2023 and lasting until such date as the Board determines in its discretion or his successor is appointed, but no later than June 30, 2023. On the CEO’s termination date, in lieu of pro-rated vesting, partial vesting of a set number of the CEO’s IPO Founder Grants, in the amount of: (a) 315,592 of the CEO’s IPO Founder Grants in the form of restricted stock units will accelerate and vest, but the shares received upon settlement will still remain fully restricted and nontransferable until the Unrestricted Date and (b)

1,248,496 of the CEO’s IPO Founder Grants in the form of stock options will remain eligible to vest upon the Unrestricted Date and remain exercisable for two years following the Unrestricted Date.

During the third quarter of 2022, the Talent and Compensation Committee of the Bausch + Lomb Board of Directors approved a retention program that includes Bausch + Lomb’s named executive officers (other than the CEO) and certain other employees. This program provides these Executive Officers (other than the CEO), among other benefits, pro-rata vesting of the IPO Founder Grants previously issued to these named executives, subject to certain restrictions, in the event of an involuntary termination of employment by Bausch + Lomb without “cause” or the executive’s resignation for “good reason”, in each case within the one-year anniversary of Bausch + Lomb’s appointment of the successor to the CEO (pro-rated based on the period of service relative to the original three-year vesting period associated with such grants). However, the IPO Founder Grants in the form of RSUs (while settled in connection with the termination of employment) will not be transferrable until, and the IPO Founder Grants in the form of stock options will not be exercisable until, the earliest to occur of: (i) the date the spinoff distribution is completed, (ii) a “change in control” (as defined in the applicable retention award letter), (iii) the date the Board of Directors of the Company determines that it will no longer pursue the spinoff distribution and (iv) the two-year anniversary of the executive’s termination of employment and the IPO Founder Grants in the form of stock options will be exercisable for two years following the later of this date and the termination date Additionally, these named executive officers (other than the CEO) and certain other employees were granted a one-time award of approximately 850,000 RSUs under the retention program pursuant to Bausch + Lomb’s 2022 Omnibus Incentive Plan. The retention grant will generally vest in 1/3 installments on each of the first three anniversaries of the grant date based on continuous employment with Bausch + Lomb.
Approximately 17,500,000 Bausch + Lomb common shares were available for future grants as of December 31, 2022 under the B+L Plan. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
Stock Options
Stock options granted under the B+L Plan generally expire on the tenth anniversary of the grant date. The exercise price of any stock option granted under the B+L Plan will not be less than the closing price per common share preceding the date of grant. Stock options generally vest 33% each year over a three-year period, on the anniversary of the date of grant.
The fair values of all stock options granted under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan for the year 2022 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2022
Expected stock option life (years)	3.0
Expected volatility	31.5%
Risk-free interest rate	3.1%
Expected dividend yield	—%
The expected stock option life was determined based on historical exercise and forfeiture patterns associated with historical stock options granted to Bausch + Lomb employees under BHC’s long-term incentive plan. The expected volatility was determined based on implied and historical volatility of Bausch + Lomb’s selected peer companies. Bausch + Lomb will continue to leverage BHC’s historical stock option experience and peer company data until it has sufficient experience with its own equity awards and market data. The risk-free interest rate was determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the expected life of the stock option. The expected dividend yield was determined based on the stock option’s exercise price and expected Bausch + Lomb annual dividend rate at the time of grant.
The Black-Scholes option-pricing model used by the Company to calculate stock option values was developed to estimate the fair value of freely tradable, fully transferable stock options without vesting restrictions, which significantly differ from Bausch + Lomb’s stock option awards. This model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values.

The following table summarizes stock option activity under Bausch + Lomb’s Plan during 2022:

(in millions, except per share amounts)	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	—	$—
Granted	6.4	$18.00
Exercised	—	$—
Expired or forfeited	(0.1)	$18.00
Outstanding, December 31, 2022	6.3	$18.00	9.4	$—
Vested and expected to vest, December 31, 2022	1.2	$18.00	4.5	$—
Vested and exercisable, December 31, 2022	—	$—	0	$—
The weighted-average fair values of all stock options granted in 2022 were $3.84. There were no stock options exercised in 2022.
As of December 31, 2022, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $4 million, which will be amortized over the weighted-average remaining requisite service period of approximately 0.7 years. Unrecognized compensation does not include IPO Founder Grants as they are linked to the completion of the Separation and expense recognition will begin near the time of the separation. There were no stock options that vested during 2022.
RSUs
RSUs under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan generally vest 33% a year over a three-year period with the exception of IPO Founder RSUs which vest 50% in the second year and 50% in the third year after the grant. RSUs are credited with dividend equivalents, in the form of additional RSUs, when dividends are paid on the Bausch + Lomb’s common shares. Such additional RSUs will have the same vesting dates and will vest under the same terms as the RSUs in respect of which such additional RSUs are credited.
To the extent provided for in a RSU agreement, Bausch + Lomb may, in lieu of all or a portion of the common shares which would otherwise be provided to a holder, elect to pay a cash amount equivalent to the market price of the Company’s common shares on the vesting date for each vested RSU. The amount of cash payment will be determined based on the average market price of the Company’s common shares on the vesting date. The Company’s current intent is to settle vested RSUs through the issuance of common shares.
Each vested RSU represents the right of a holder to receive one of the Company’s common shares. The fair value of each RSU granted is estimated based on the trading price of the Company’s common shares on the date of grant.

The following table summarizes non-vested time-based RSU activity under Bausch + Lomb’s Plan during 2022:

(in millions, except per share amounts)	Performance-based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2022	—	$—
Granted	4.3	$16.70
Vested	—	$—
Forfeited	(0.1)	$17.93
Non-vested, December 31, 2022	4.2	$16.67
As of December 31, 2022, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $41 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.5 years. Unrecognized compensation does not include IPO Founder Grants as they are linked to the completion of the Separation and expense recognition will begin near the time of the separation. The total fair value of time-based RSUs vested in 2022 was not material.
In addition, while Bausch + Lomb did not grant performance-based RSUs during 2022, certain Bausch + Lomb employees continued to participate in BHC’s performance-based RSUs granted prior to May 5, 2022. As of December 31, 2022, the total remaining unrecognized compensation expense related to non-vested performance-based RSUs amounted to $4 million, which will be amortized over the weighted-average remaining requisite service period of approximately 0.2 years.
14.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss as of December 31, 2022 and 2021 consists of:

(in millions)	2022	2021
Foreign currency translation adjustment	$(2,038)	$(1,905)
Pension adjustment, net of tax	(18)	(19)
Accumulated other comprehensive loss	$(2,056)	$(1,924)
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
15.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs for the years 2022, 2021 and 2020 consists of:

(in millions)	2022	2021	2020
Product related research and development	$500	$440	$420
Quality assurance	29	25	32
Research and development	$529	$465	$452

16.OTHER EXPENSE, NET
Other expense, net for the years 2022, 2021 and 2020 consists of:

(in millions)	2022	2021	2020
Litigation and other matters	$9	$356	$422
Acquired in-process research and development costs	1	8	32
Net gain on sale of assets	(5)	(2)	(1)
Acquisition-related contingent consideration	29	11	48
Other, net	1	—	1
Other expense, net	$35	$373	$502
In 2021, Litigation and other matters of $356 million includes adjustments related to the Glumetza Antitrust Litigation, partially offset by insurance recoveries related to certain litigation matters. In 2020, Litigation and other matters of $422 million includes net charges related to the U.S. Securities Litigation, the SEC Investigation and the Canadian Securities Litigation and related opt-outs. In 2020, Litigation and other matters also includes an insurance recovery related to a certain litigation matter. Certain of these matters and other significant matters are discussed in further detail in Note 20, “LEGAL PROCEEDINGS”.
Net gain on sales of assets includes $25 million related to the achievement of a milestone related to a certain product and a $26 million loss upon completion of the Amoun Sale during 2021.
In 2020, Acquired in-process research and development costs of $32 million, primarily consist of costs associated with the upfront payments to enter into certain exclusive licensing agreements.
17.INCOME TAXES
The components of Loss before income taxes for 2022, 2021 and 2020 consist of:

(in millions)	2022	2021	2020
Domestic	$64	$(323)	$(410)
Foreign	(193)	(701)	(524)
	$(129)	$(1,024)	$(934)
The components of (Provision for) benefit from income taxes for 2022, 2021 and 2020 consist of:

(in millions)	2022	2021	2020
Current:
Domestic	$(15)	$(23)	$(8)
Foreign	(256)	74	(216)
	(271)	51	(224)
Deferred:
Domestic	14	20	9
Foreign	174	16	590
	188	36	599
	$(83)	$87	$375

The (Provision for) benefit from income taxes differs from the expected amount calculated by applying the Company’s Canadian statutory rate of 26.9% to Loss before income taxes for 2022, 2021 and 2020 as follows:

(in millions)	2022	2021	2020
Loss before income taxes	$(129)	$(1,024)	$(934)
(Provision for) benefit from income taxes
Expected benefit from income taxes at Canadian statutory rate	$35	$275	$251
Non-deductible amount of share-based compensation	(19)	(9)	(9)
Adjustments to tax attributes	53	(59)	26
Change in valuation allowance related to foreign tax credits and NOLs	100	28	62
Change in valuation allowance on Canadian deferred tax assets and tax rate changes	24	40	687
Change in uncertain tax positions	(50)	112	(163)
Foreign tax rate differences	(57)	(198)	(128)
Non-deductible portion of Goodwill impairments	(175)	(99)	—
Tax benefit on intra-entity transfers	—	—	(338)
Other	6	(3)	(13)
	$(83)	$87	$375
Other consists of immaterial adjustments affecting the tax provision such as those related to the filing of tax returns.
Deferred tax assets and liabilities as of December 31, 2022 and 2021 consist of:

(in millions)	2022	2021
Deferred tax assets:
Tax loss carryforwards	$2,872	$2,973
Provisions	859	991
Debt discounts and deferred financing costs	370	—
Research and development tax credits	140	173
Scientific Research and Experimental Development pool	48	52
Tax credit carryforwards	14	14
Deferred revenue	2	3
Prepaid expenses	26	26
Share-based compensation	22	17
Other	24	38
Total deferred tax assets	4,377	4,287
Less valuation allowance	(2,023)	(2,222)
Deferred tax assets net of valuation allowance	2,354	2,065
Deferred tax liabilities:
Intangible assets	191	188
Plant, equipment and technology	74	44
Outside basis differences	125	110
Total deferred tax liabilities	390	342
Net deferred tax asset	$1,964	$1,723

The following table presents a reconciliation of the deferred tax asset valuation allowance for 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Balance, beginning of year	$2,222	$2,252	$2,831
Charged to Benefit from income taxes	(124)	(63)	(773)
Charged to other accounts	(75)	33	194
Balance, end of year	$2,023	$2,222	$2,252
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
The realization of deferred tax assets is dependent on the Company generating sufficient domestic and foreign taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies. In 2022, the valuation allowance decreased $199 million primarily due to book taxable income in Canada and the expiration of tax losses in the United States. In 2021, the valuation allowance decreased by $30 million primarily due to book taxable income in Canada, the change in deferred tax assets in Canada and the use of deferred tax assets in the U.S. in connection with internal restructurings.
As of December 31, 2022 and 2021, the Company had accumulated taxable losses available to offset future years’ federal and provincial taxable income in Canada of approximately $5,878 million and $6,669 million, respectively. As of December 31, 2022 and 2021, unclaimed ITCs available to offset future federal taxes in Canada were approximately $27 million and $31 million, respectively, which expire in the years 2023 through 2043. In addition, as of December 31, 2022 and 2021, pooled SR&ED expenditures available to offset against future taxable income in Canada were approximately $188 million and $196 million, respectively, which may be carried forward indefinitely. As of December 31, 2022 and 2021, a full valuation allowance against the net Canadian deferred tax assets on the parent company has been provided of $1,869 million and $1,965 million, respectively.
As of December 31, 2022 and 2021, the Company had accumulated taxable losses available to offset future years’ federal taxable income in the U.S. of approximately $241 million and $266 million, respectively, including acquired losses which expire in the years 2023 through 2033. While the remaining taxable losses are subject to multiple annual loss limitations as a result of previous ownership changes, the Company believes that the recoverability of the deferred tax assets associated with these taxable losses are more likely than not to be realized. As of December 31, 2022 and 2021 U.S. research and development credits available to offset future years’ federal income taxes in the U.S. were approximately $75 million and $119 million, respectively, which includes acquired research and development credits and which expire in the years 2023 through 2042.
As of December 31, 2022 and 2021, the Company had accumulated taxable losses available to offset future years’ taxable income in Ireland of approximately $10,691 million and $10,040 million, respectively. As of December 31, 2022, the Company continues to have a capital loss which is offset by a valuation allowance on the portion of the loss for which a benefit is not expected to be realized.
The Company provides for income taxes on the unremitted earnings of its direct foreign affiliates except for its direct U.S. subsidiaries. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated. As of December 31, 2022, the Company estimates that there will be no tax liability attributable to unremitted earnings of its U.S. subsidiaries. However, future distributions could be subject to U.S. withholding tax.
As of December 31, 2022 and 2021, unrecognized tax benefits (including interest and penalties) were $881 million and $927 million, of which $384 million and $217 million would affect the effective income tax rate, respectively. In 2022 and 2021, the remaining unrecognized tax benefits would not impact the effective tax rate as the tax positions are offset against existing tax attributes or are timing in nature. In 2022 and 2021, the Company recognized net increases to unrecognized tax benefits for current year tax positions of $156 million and $79 million, respectively. The Company recognized a net reduction of $203 million during 2022 and a net reduction of $177 million during 2021 in the unrecognized tax benefits related to tax positions taken in the prior years.
The Company provides for interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2022 and 2021, accrued interest and penalties related to unrecognized tax benefits were approximately $32 million and $41 million, respectively. In 2022, the Company recognized a net decrease of approximately $9 million and, in 2021, recognized an increase of $8 million of interest and penalties, respectively.
The Company and one or more of its subsidiaries file federal income tax returns in Canada, the U.S., and other foreign jurisdictions, as well as various provinces and states in Canada and the U.S. The Company and its subsidiaries have open tax years, primarily from 2013 to 2021, with significant taxing jurisdictions, respectively, including Canada and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations and tax treaties, as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. Certain of these tax years are expected to remain open indefinitely.

Jurisdiction:	Open Years
United States - Federal	2015 - 2021
Canada	2012 - 2021
Germany	2014 - 2021
France	2013 - 2021
Ireland	2018 - 2021
Australia	2018 - 2021
Luxembourg	2017 - 2021
The Internal Revenue Service (the “IRS”) completed its examinations of the Company’s U.S. consolidated federal income tax returns for the years 2013 and 2014. There were no material adjustments to the Company’s taxable income as a result of these examinations. However, the 2014 tax year remains open to the extent of a 2017 capital loss carried back to that year. The Company’s annual tax filings for 2015 and 2016 and short period tax return for the period ended September 8, 2017, which was filed as a result of the Company’s internal restructuring efforts during 2017 is currently under IRS examination. As part of its examination, the Company received a notice of proposed adjustment from the IRS that would disallow the 2017 Capital Loss resulting from its internal restructuring. The Company has contested this proposed tax deficiency through the IRS administrative appeals process, and if necessary, will continue to contest any proposed tax deficiency through appropriate litigation. Accordingly, no income tax provision has been recorded as of December 31, 2022. If the Company were ultimately unsuccessful in defending its position, and all or a substantial portion of the 2017 capital loss deduction were disallowed, the Company estimates, in a worst-case scenario, that it could be liable for additional income taxes (excluding penalties and interest) of up to $2,100 million, which could have an adverse effect on the Company’s financial condition and results of operations.

In January 2023, as part of an alternative dispute resolution process with the IRS, the Company has reached a tentative settlement on the 2017 Capital Loss. This tentative settlement is subject to further review and approvals before it is finalized. The Company expects that the tentative settlement, if finalized without further modification, will affect the Company’s 2023 income tax provision, and while such settlement may be material to the Company’s results of operations or cash flows in the quarter in which it is recorded, will not be material to its results of operations or cash flows for the year ended December 31, 2023.
The Company is currently under examination by the Canada Revenue Agency (“CRA”) for three separate cycles: (a) years 2012 through 2013 (b) years 2014 through 2015, and (c) years 2016 through 2017. The Company believes that the CRA will open an audit cycle for the years 2018 – 2019 in 2023. The Company settled the tax years from 2005 through 2009 with the CRA. The Company had previously filed a Notice of Objection related to the assessment of these years and reduced net operating losses with a full valuation allowance by CAD 44 million to close these years. The adjustment did not result in a material change to the provision for income taxes. The CRA audits of the 2010 and 2011 tax years were closed in 2016 and resulted in no material adjustments. The Company received an assessment for certain transfer pricing matters in 2012 and 2013 for CAD 85 million and CAD 90 million, respectively. The Company disagrees with the adjustments and has filed a Notice of Objection for 2012 and 2013. The Company settled certain transfer pricing matters relating the 2015 and 2016 tax years resulting in a reduction to its NOLs of approximately CAD 21 million for 2015 and CAD 23 million for 2016. The adjustments for 2015 and 2016 will reduce NOLs currently offset by a full valuation allowance.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2016. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company’s Consolidated Financial Statements.
On November 8, 2022 the Company’s affiliate in Netherlands received an assessment from the Luxembourg Tax Authorities as successor in interest to its affiliate in Luxembourg for tax years 2018 – 2019 for €271.7 million. The Company is vigorously defending its position and no reserves have been recorded.
The Company’s subsidiaries in Australia were under audit by the Australian Tax Office for various years beginning in 2010. On August 8, 2017, the Australian Taxation Office (“ATO”) issued a notice of assessment for the tax years 2011 through 2017 in the aggregate amount of $117 million, which includes penalties and interest. On April 13, 2022, the Company and the ATO entered into a settlement agreement resulting in an immaterial income tax provision.
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
The following table presents a reconciliation of the unrecognized tax benefits for 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Balance, beginning of year	$927	$1,025	$1,002
Additions based on tax positions related to the current year	156	79	66
Additions for tax positions of prior years	10	121	171
Reductions for tax positions of prior years	(127)	(129)	(209)
Lapse of statute of limitations	(85)	(169)	(5)
Balance, end of year	$881	$927	$1,025
The Company believes it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2022 could decrease by approximately $4 million in the next twelve months as a result of the resolution of certain tax and transfer pricing audits and other events.
18.LOSS PER SHARE
Basic and diluted loss per share attributable to Bausch Health Companies Inc. for 2022, 2021 and 2020 was calculated as follows:

(in millions, except per share amounts)	2022	2021	2020
Net loss attributable to Bausch Health Companies Inc.	$(225)	$(948)	$(560)
Basic and diluted weighted-average common shares outstanding	362.0	358.9	355.0
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.62)	$(2.64)	$(1.58)

In 2022, 2021 and 2020, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 1,851,000, 4,932,000 and 3,154,000 common shares for 2022, 2021 and 2020, respectively.
Additionally, in 2022, 2021 and 2020, stock options, time-based RSUs and performance-based RSUs to purchase approximately 14,396,000, 3,428,000 and 9,551,000 common shares of the Company, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During 2022 and 2021, an additional 156,000 performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met.
19.SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for 2022, 2021 and 2020 are as follows:

(in millions)	2022	2021	2020
Other payments
Interest paid	$1,540	$1,419	$1,474
Income taxes paid	$266	$240	$162
20.LEGAL PROCEEDINGS
From time to time, the Company becomes involved in various legal and administrative proceedings, which include product liability, intellectual property, commercial, tax, antitrust, governmental and regulatory investigations, related private litigation and ordinary course employment-related issues. From time to time, the Company also initiates actions or files counterclaims. The Company could be subject to counterclaims or other suits in response to actions it may initiate. The Company believes that the prosecution of these actions and counterclaims is important to preserve and protect the Company, its reputation and its assets. Certain of these proceedings and actions are described below. Going forward, in the Company’s subsequent Quarterly Reports on Form 10-Q, the Company will only include a description of these matters to the extent there has been a material update with respect thereto during the applicable quarter or to the extent otherwise required by law.
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of December 31, 2022, the Company’s Consolidated Balance Sheets includes accrued current loss contingencies of $326 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Governmental and Regulatory Inquiries
Investigation by the U.S. Attorney’s Office for the District of Massachusetts - re OraPharma
In August 2019, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts (Department of Justice), requesting materials including documents concerning the sales, marketing, coverage and reimbursement of Arestin®, including related support services, and other matters. In February 2023, the Company’s subsidiary OraPharma, Inc. entered into a civil settlement agreement with the Department of Justice fully resolving this investigation. Under the terms of the settlement, OraPharma, Inc. has paid a settlement payment of $100,000, plus payment of additional immaterial amounts in applicable interest and other related costs, to resolve the civil False Claims Act (“FCA”) investigation. A related complaint brought by a former OraPharma employee pursuant to the FCA and certain state statutes will be dismissed.
Investigation by the U.S. Attorney’s Office for the District of Iowa – re OrthoDerm
The Company received a Civil Investigative Demand in May 2021 from the Civil Division of the United States Department of Justice and the United States Attorney’s Office for the District of Iowa, requesting documents and other information concerning the sales and marketing of Bryhali®, Duobrii®, Jublia®, and Siliq®. The Company is cooperating with this investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
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
In October 2015, four putative securities class actions were filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor Rx Services, LLC (“Philidor”). On May 31, 2016, the court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658. On December 16, 2019, the Company, the current or former officers and directors, ValueAct, and the underwriters announced that they agreed to resolve the securities action for $1,210 million, subject to final court approval. This settlement received final approval from the court on January 31, 2021 and resolved and discharged all claims against the Company in the class action. As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. The settlement was subject to appeal of the final court approval (as such appeal is further described above). In order to qualify for a settlement payment all persons and entities that purchased or otherwise acquired the Company securities during the class period must have submitted a proof of claim and release form by May 6, 2020. The settlement payments were paid into an escrow account in accordance with the payment schedule outlined in the settlement agreement. During 2022, the Company’s rights to the funds previously paid into the escrow account have been extinguished in accordance with the settlement agreement.
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
In addition to the consolidated putative class action, thirty-seven groups of individual investors in the Company’s stock and debt securities have chosen to opt out of the consolidated putative class action and filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These actions are captioned: T. Rowe Price Growth Stock Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-5034) (“T. Rowe.”); Equity Trustees Limited as Responsible Entity for T. Rowe Price Global Equity Fund v. Valeant Pharmaceuticals International Inc. (Case No. 16-cv-6127) (“Equity Trustees”); Principal Funds, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-6128) (“Principal Funds”); BloombergSen Partners Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7212) (“Bloombergsen”); Discovery Global Citizens Master Fund, Ltd. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7321); MSD Torchlight Partners, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7324); BlueMountain Foinaven Master Fund, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7328) (“BlueMountain”); Incline Global Master LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7494); VALIC Company I v. Valeant Pharmaceuticals International,

Inc. (Case No. 16-cv-7496); Janus Aspen Series v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7497) (“Janus Aspen”); Okumus Opportunistic Value Fund, LTD v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6513); Lord Abbett Investment Trust- Lord Abbett Short Duration Income Fund, v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6365) (“Lord Abbett”); Pentwater Equity Opportunities Master Fund LTD v. Valeant Pharmaceuticals International, Inc., et al. (Case No. 17-cv-7552) (“Pentwater”); Public Employees’ Retirement System of Mississippi v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-7625) (“Mississippi”); The Boeing Company Employee Retirement Plans Master Trust v. Valeant Pharmaceuticals International Inc., et al., (Case No. 17-cv-7636); State Board of Administration of Florida v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-12808); The Regents of the University of California v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-13488) (“UC Regents”); GMO Trust v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0089); Första AP Fonden v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-12088); New York City Employees’ Retirement System v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0032) (“NYCERS”); Hound Partners Offshore Fund, LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-08705) (“Hound Partners”); Blackrock Global Allocation Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0343); Colonial First State Investments Limited As Responsible Entity for Commonwealth Global Shares Fund 1 v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0383); Bharat Ahuja v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0846); Brahman Capital Corp. v. Valeant Pharmaceuticals International, Inc (Case No. 18-cv-0893); The Prudential Insurance Company of America v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-01223); Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) (“Senzar”); 2012 Dynasty UC LLC v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-08595); Catalyst Dynamic Alpha Fund v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-12673) (“Catalyst”); Northwestern Mutual Life Insurance Co., v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-15286); Bahaa Aly, et al. v. Valeant Pharmaceuticals International, Inc., (Case No. 18-cv-17393) (“Aly”); Office of the Treasurer as Trustee for the Connecticut Retirement Plans and Trust Funds v. Valeant Pharmaceuticals International, Inc. (Case No. 19-cv-18473) (“Connecticut”); Delaware Public Employees’ Retirement System v. Valeant Pharmaceuticals International, Inc. (Case No. 19-cv-18475) (“Delaware”); Maverick Neutral Levered Fund v. Valeant Pharmaceuticals International, Inc. (Case No. 20-cv-02190); Templeton v. Valeant Pharmaceuticals International, Inc. (Case No. 20-cv-05478); USAA Mutual Funds Trust, et al. v. Valeant Pharmaceuticals International, Inc., et al., (Case No. 20-cv-07462); and GIC Private Ltd. v. Valeant Pharmaceuticals International, Inc., (Case No. 20-cv-07460). Sixteen of the thirty-seven opt-out actions have been dismissed; and the total number of remaining opt-out actions pending in the District of New Jersey is twenty-one actions.
These individual shareholder actions assert claims under Sections 10(b) and 20(a) of the Exchange Act. Certain of these individual actions assert additional claims, including claims under Section 18 of the Exchange Act, Sections 11, 12(a)(2) and 15 of the Securities Act, common law fraud, negligent misrepresentation, and claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act. These claims are based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. The allegations in the complaints are similar to those made by plaintiffs in the putative class action. Motions to dismiss were filed in many of these individual actions and the Court has dismissed state law claims including New Jersey Racketeer Influenced and Corrupt Organizations Act, common law fraud, and negligent misrepresentation claims in certain cases. On January 7, 2019, the Court entered a stipulation of voluntary dismissal in the Senzar opt-out action, closing the case. On September 10, 2019, the Court granted defendants’ motion to dismiss all claims in the Aly opt-out action. On October 9, 2019, the Aly Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. On June 16, 2021, the Court of Appeals granted plaintiffs’ appeal in the Aly action. This action has been remanded to the District Court. On June 19, 2020, the Court entered stipulations of voluntary dismissal in the Catalyst, Mississippi, Connecticut and Delaware actions. On July 13, 2020, the Court entered a stipulation of voluntary dismissal in the NYCERS action. On December 30, 2020, the Court entered a stipulation of voluntary dismissal in the BlueMountain action. On February 18, 2021, and March 10, 2021, the Court entered stipulations of voluntary dismissal in the T. Rowe, BloombergSen, Principal Funds, Pentwater, Lord Abbett, Equity Trustees and UC Regents actions. On April 30, 2021, the Court entered a stipulation of voluntary dismissal in the Florida SBA action. On July 20, 2021, the Court entered a stipulation of voluntary dismissal in the Janus action.
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

Valeant, et al. (Case No. S-1594B6) (Supreme Court of British Columbia) (filed November 17, 2015); (b) Kowalyshyn v. Valeant, et al. (CV-15-540593-00CP) (Ontario Superior Court) (filed November 16, 2015); (c) Kowalyshyn et al. v. Valeant, et al. (CV-15-541082-00CP) (Ontario Superior Court) (filed November 23, 2015); (d) O’Brien v. Valeant et al. (CV-15-543678-00CP) (Ontario Superior Court) (filed December 30, 2015); (e) Catucci v. Valeant, et al. (Court File No. 540-17-011743159, then Court File No. 500-06-000783-163) (Quebec Superior Court) (filed October 26, 2015) and (f) Rousseau-Godbout v. Valeant, et al. (Court File No. 500-06-000770-152) (Quebec Superior Court) (filed October 27, 2015). The Company is also aware of two additional putative class actions that were filed with the applicable court but which have not been served on the Company and the factual allegations made in these actions are substantially similar to those outlined herein. These actions are captioned: (i) Okeley v. Valeant, et al. (Case No. S-159991) (Supreme Court of British Columbia) (filed December 2, 2015) and (ii) Sukenaga v Valeant et al. (CV-15-540567-00CP) (Ontario Superior Court) (filed November 16, 2015).
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
On April 5, 2022, Health Care Service Corporation filed an action with similar substantive allegations and similar indirect (state law) claims in the Superior Court of Alameda County, California against the Company and others. Defendants’ answers were filed on June 17, 2022. On November 28, 2022, the Court consolidated this action with the State Court Action for trial and pretrial purposes (the “Consolidated State Case”). Trial is currently scheduled to start in January 2024 in the Consolidated State Case.
The Company disputes the claims and intends to vigorously defend these matters.
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain intellectual property litigation proceedings in the United States and Canada, including as arising from claims filed against the Company or by the Company (or that the Company anticipates filing within the required time periods) related to certain products sold by or on behalf of the Company, which may be in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers, where such products include Xifaxan® 200 mg and 550 mg, Arazlo®, Colazal®, Duobrii®, Lumify®, Nuvessa® and Trulance® in the United States and Jublia® in Canada.
Xifaxan® Paragraph IV Proceedings
On February 17, 2020, the Company and Alfasigma S.p.A. (“Alfasigma”) received a Notice of Paragraph IV Certification from Norwich Pharmaceuticals Inc. (“Norwich”), in which Norwich asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Norwich. The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Norwich’s ANDA for rifaximin tablets, 550 mg. Xifaxan® is protected by 27 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. Trial in this matter was held in March 2022. The court issued a final judgment on August

10, 2022, (the “Norwich Legal Decision”), finding that the U.S. Patents protecting the use of Xifaxan® (rifaximin) 550 mg tablets for the reduction in risk of hepatic encephalopathy (“HE”) recurrence valid and infringed and the U.S. Patents protecting the composition, and use of Xifaxan® for treating IBS-D invalid. The Norwich Legal Decision prevents FDA approval of Norwich’s 550 mg ANDA until October 2029. The Company appealed the Norwich Legal Decision to the U.S. Court of Appeals for the Federal Circuit on August 16, 2022. Following the Company’s appeal, Norwich claimed to have removed the HE indication from its existing ANDA and then filed a motion in the District Court requesting modification of the Norwich Legal Decision to permit the FDA to approve their ANDA before October 2029. The Company opposed this motion and awaits a decision on the motion from the District Court. The Company remains confident in the strength of the Xifaxan® patents and intends to vigorously defend its intellectual property.
Duobrii® Paragraph IV Proceedings
On July 23, 2020, the Company received a Notice of Paragraph IV Certification from Perrigo Israel Pharmaceuticals, Ltd. (now Padagis LLC) (“Padagis”), in which Padagis asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Duobrii® (halobetasol propionate and tazarotene) lotion, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Padagis’ generic lotion, for which an ANDA has been filed by Padagis. On August 28, 2020, the Company filed suit against Padagis pursuant to the Hatch-Waxman Act, alleging infringement by Padagis of one or more claims of the Duobrii® Patents, thereby triggering a 30-month stay of the approval of the Padagis ANDA. On September 3, 2020, this action was consolidated with the action between the Company and Padagis described below, regarding Padagis’ ANDA for generic Bryhali® (halobetasol propionate) lotion. Following a three-day trial in October 2022, on December 1, 2022, the District Court issued a final decision in favor of Bausch, finding the Bryhali® and Duobrii® patents valid and infringed by Padagis. The District Court dismissed the lawsuit on February 3, 2023.
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
Bryhali® Paragraph IV Proceedings
On March 20, 2020, the Company received a Notice of Paragraph IV Certification from Padagis, in which Padagis asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Bryhali® (halobetasol propionate) lotion, 0.01% are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Padagis’ generic halobetasol propionate lotion, for which an ANDA has been filed by Padagis. On May 1, 2020, the Company filed suit against Padagis pursuant to the Hatch-Waxman Act, alleging infringement by Padagis of one or more claims of the Bryhali® patents, thereby triggering a 30-month stay of the approval of the Padagis ANDA for halobetasol propionate lotion. On September 3, 2020, this action was consolidated with the action between the Company and Padagis described above, regarding Padagis’ ANDA for generic Duobrii® (halobetasol propionate and tazarotene) lotion. Following a three-day trial in October 2022, on December 1, 2022, the District Court issued a final decision in favor of Bausch, finding the Bryhali® and Duobrii® patents valid and infringed by Padagis. The District Court dismissed the lawsuit on February 3, 2023.
Trulance® Paragraph IV Proceedings
In April 2021, the Company commenced litigation against MSN Laboratories Private Ltd. (“MSN”) and Mylan Pharmaceuticals Inc., (“Mylan”) alleging patent infringement by MSN’s and Mylan’s filing of their ANDA for generic Trulance® (plecanatide) 3mg tablets. This suit had been filed following receipt of a Notice of Paragraph IV Certification from each of MSN and Mylan, in which they had each asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Trulance® tablets, 3 mg, were invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of their respective generic plecanatide tablets, 3 mg. The filing of these suits triggered a 30-month stay of the approval of the MSN and Mylan ANDAs for plecanatide tablets.
In January 2023, the Company commenced litigation against Aurobindo Pharma Limited (“Auro”) alleging patent infringement by Auro’s filing of their ANDA for generic Trulance® (plecanatide) 3mg tablets. This suit had been filed following receipt of a Notice of Paragraph IV Certification from Auro, in which it asserted that the U.S. patent listed in the

FDA’s Orange Book for the Company’s Trulance® tablets, 3 mg, were invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of Auro’s generic plecanatide tablets, 3 mg. The filing of this suit triggered a 30-month stay of the approval of the Auro ANDA for plecanatide tablets.
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
Following Acrux DDS’s IPR petition, the U.S. Patent and Trial Appeal Board (“PTAB”), in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia® (U.S. Patent No. 7,214,506 (the “‘506 Patent”)) and, on

June 6, 2018, issued a written determination invalidating such patent. An appeal of this decision was filed on August 7, 2018. On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings. As a result of a settlement, a joint motion to terminate the proceedings was filed on November 12, 2020 and, on January 8, 2021, the PTAB granted this motion. The ‘506 Patent, therefore, remains valid and enforceable and expires in 2026. Jublia® is covered by sixteen Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2028 through 2035. In August and September 2018, the Company received notices of the filing of a number of ANDAs with paragraph IV certification, and has timely filed patent infringement suits against these ANDA filers, and, in addition, the Company has also commenced certain patent infringement proceedings in Canada. All cases in the U.S. regarding Jublia® have been settled. Three lawsuits are pending in Canada regarding Jublia® against Apotex Inc. and Pharmascience Inc.
Mylan and MSN have filed IPR petitions for certain U.S. patents listed in the FDA Orange Book for Trulance® (plecanatide). On March 21, 2022, Mylan filed a petition for IPR of U.S. Patent No. 7,041,786. On October 12, 2022, MSN also filed a petition for IPR of U.S. Patent No. 7,041,786 and the PTAB then issued a decision on December 14, 2022, instituting MSN’s IPR and joining it with Mylan’s IPR. On June 10, 2022, Mylan filed petitions for IPR of U.S. Patent Nos. 9,610,321, 9,616,097, 9,919,024 and 9,925,231. In the Company’s favor, the PTAB issued decisions on Jan. 4, 2022, denying Mylan’s petitions.

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
Johnson & Johnson, through one or more subsidiaries, has purported to have completed a Texas divisional merger with respect to any talc liabilities at Johnson & Johnson Consumer, Inc. (“JJCI”). LTL Management, LLC (“LTL”), the resulting entity of the divisional merger, assumed JJCI’s talc liabilities and thereafter filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of North Carolina. Pursuant to court orders entered in November 2021, the case was transferred to the United States District Court for the District of New Jersey (the “Bankruptcy Court”), and substantially all cases related to Johnson & Johnson’s talc liability were stayed for a period of sixty (60) days pursuant to a preliminary injunction. Notwithstanding the divisional merger and LTL’s bankruptcy case, the Company and its affiliates continue to have indemnification claims and rights against Johnson & Johnson and LTL pursuant to the terms of the indemnification agreement entered into between JJCI and its affiliates and the Company and its affiliates, which indemnification agreement remains in effect. As a result, it is the Company’s current expectation that it will not incur any material impairments with respect to its indemnification claims as a result of the divisional merger or the bankruptcy. In December 2021, certain talc claimants filed motions to dismiss the bankruptcy case. Shortly thereafter, LTL filed a motion in the Bankruptcy Court to extend the 60-day preliminary injunction. On February 25, 2022, the Bankruptcy Court entered orders denying the motions to dismiss and extending the preliminary injunction staying substantially all cases subject to the indemnification agreement related to Johnson & Johnson’s talc liability through at least June 29, 2022, which it later extended indefinitely. The order denying the motions to dismiss and the order extending the preliminary injunction were subject to appeal and the Bankruptcy Court certified their appeals directly to the United States Court of Appeals for the Third Circuit. On May 11, 2022, the Third Circuit granted authorization for the parties to proceed with their direct appeals. Oral argument before the Third Circuit was held on September 19, 2022. On January 30, 2023, a unanimous three-judge Third Circuit Court of Appeals panel issued its decision directing the Bankruptcy Court to dismiss LTL’s bankruptcy case, concluding that LTL was not in financial distress and could not file a bankruptcy case in good faith. LTL has filed a petition for rehearing en banc from the Third Circuit. If the bankruptcy case is ultimately dismissed, the Company’s position vis a vis J&J would return to the status quo prior to the filing. The litigation against the Company and other defendants will no longer be stayed, and LTL and J&J will continue to have indemnification obligations running to the Company and its affiliates for Shower-to-Shower related product liability litigation.

During the pendency of the appeal, the Bankruptcy Court was considering competing motions by Debtor LTL to extend its exclusive period to file a chapter 11 plan and the talc claimants to terminate LTL’s exclusivity. In light of the Third Circuit’s decision, on January 31, 2023, the Bankruptcy Court adjourned any hearing on the exclusivity motions to March 20, 2023.

To the extent that any cases proceed during the pendency of the bankruptcy case, or if the case is ultimately dismissed, it is the Company’s expectation that Johnson & Johnson, in accordance with the indemnification agreement, will continue to vigorously defend the Company in each of the remaining actions.
General Civil Actions
U.S. Securities Litigation - New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, the Company and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in the Company’s common shares and debt securities who are also maintaining individual securities fraud claims against the Company and certain current or former officers and directors as part of the U.S. Securities Litigation. This action seeks a declaratory judgment that alleged transfers of certain Company assets to Bausch + Lomb would constitute a voidable transfer under the New Jersey Voidable Transactions Act and that Bausch + Lomb would be liable for damages, if any, awarded against the Company in the individual opt-out actions. The declaratory judgment action alleges that the future potential separation of Bausch + Lomb from the Company by distribution of Bausch + Lomb stock to the Company’s shareholders would leave the Company with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against the Company in the underlying individual opt-out actions and the Company disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Exchange Act, and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt out actions are made against the Company and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by the Company and/or failures to disclose information about the Company’s business and prospects including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, the Company and Bausch + Lomb removed the action to the U.S. District Court for the District of New Jersey. On April 29, 2022, Plaintiffs filed a motion to remand. On November 29, 2022, the District Court granted Plaintiffs’ remand motion and the case was remanded to the Superior Court. On December 8, 2022, Plaintiffs filed a proposed Order to Show Cause and motion for a preliminary injunction, and sought interim relief including expedited discovery. On December 13, 2022, the Court denied Plaintiffs’ proposed Order to Show Cause and stayed discovery pending the resolution of the Company and Bausch + Lomb’s forthcoming motions to dismiss, while instructing the Company to provide certain notice to Plaintiffs of the intended completion of the distribution referenced above under certain circumstances. On December 22, 2022, Plaintiffs filed an amended complaint. On January 11, 2023, the Company and Bausch + Lomb moved to dismiss the amended complaint. That motion is pending. Both the Company and Bausch + Lomb dispute the claims in this declaratory judgment action and intend to vigorously defend this matter.
California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the

California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. Bausch Health US filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief; Appellees’ response briefs were filed on October 8, 2021. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the Bankruptcy Court in the LTL bankruptcy proceeding. This stay included Appellants’ reply brief deadline, which was previously due to be filed on or before December 2, 2021. On March 9, 2022, the Ninth Circuit issued an order extending the stay through July 29, 2022. On July 29, 2022, Johnson & Johnson filed a status report in the Gutierrez appeal, outlining the developments since the last status report and the imposition of the stay. Johnson & Johnson noted that following a July 26, 2022, hearing, the Bankruptcy Court left the preliminary injunction in place, and asked the Ninth Circuit to continue to stay this action while the bankruptcy preliminary injunction remained in place. On January 20, 2023, the Ninth Circuit extended the stay until February 17, 2023. On February 17, 2023, Johnson & Johnson requested the court afford it sixty (60) days – until April 18, 2023, or seven (7) days following any lifting of the LTL Bankruptcy Court’s preliminary injunction – whichever comes earliest – to provide an additional status report about the bankruptcy proceeding and the Third Circuit dismissal for which LTL has requested a rehearing.
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
On July 14, 2022, LTL filed an adversary proceeding in the Bankruptcy Court (Case No. 21-30589, Adv. Pro. No. 22-01231) against the State of New Mexico ex rel. Hector H. Balderas, Attorney General, and a motion seeking an injunction barring the New Mexico Attorney General from continuing to prosecute the action while the bankruptcy case is pending. A hearing was held on September 14, 2022, and on October 4, 2022, the Bankruptcy Court entered an order granting the injunction. The New Mexico and Mississippi Attorneys General appealed the order granting the preliminary injunction and sought direct appeal to the Third Circuit. The Bankruptcy Court certified the matter for direct appeal to the Third Circuit Court of Appeals.
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
21.COMMITMENTS AND CONTINGENCIES
The Company has commitments related to capital expenditures of approximately $42 million as of December 31, 2022.
Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. As of December 31, 2022, the Company believes it is reasonably possible that it may potentially make milestone and license fee payments, including sales-based milestone payments, of approximately $250 million over time, in the aggregate, to third parties for products currently under development or being marketed, primarily consisting of the following:
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
•Under the terms of a December 2019 agreement with Novaliq GmbH, Bausch + Lomb has acquired an exclusive license for the commercialization and development in the U.S. and Canada of NOV03 (perfluorohexyloctane), an investigational drug to treat Dry Eye Disease associated with Meibomian gland dysfunction and may be required to make sales-based milestone payments. The Company believes it is reasonably possible that these payments over time may approximate $48 million, in the aggregate, as well as royalties on future sales.
•Under the terms of an October 2020 agreement with Eyenovia, Inc., Bausch + Lomb has acquired an exclusive license in the U.S. and Canada for the development and commercialization of an investigational microdose formulation of atropine ophthalmic solution, which is being investigated for the reduction of pediatric myopia progression, also known as nearsightedness, in children ages 3-12. Under the terms of the agreement, the Company may be required to make development and sales-based milestone payments. The Company believes it is reasonably possible that these payments over time may approximate $35 million, in the aggregate.
•Under the terms of a May 2020 agreement with STADA Arzneimittel AG and its development partner, Xbrane Biopharma AB, to commercialize in the U.S. and Canada a biosimilar candidate to Lucentis (ranibizumab), Bausch + Lomb may be required to make development and sales-based milestone payments.
Due to the nature of these arrangements, the future potential payments related to the attainment of the specified milestones over a period of several years are inherently uncertain. As of December 31, 2022, no accruals related to the aforementioned agreements exist because the milestone targets are not yet probable of being achieved.

Indemnification Provisions
In the normal course of business, the Company enters into agreements that include indemnification provisions for product liability and other matters. These provisions are generally subject to maximum amounts, specified claim periods and other conditions and limits. In addition, the Company is obligated to indemnify its officers and directors in respect of any legal claims or actions initiated against them in their capacity as officers and directors of the Company in accordance with applicable law. Pursuant to such indemnities, the Company is indemnifying certain former officers and directors in respect of certain litigation and regulatory matters. As of December 31, 2022 and 2021, no material amounts were accrued for the Company’s obligations under these indemnification provisions.

22.SEGMENT INFORMATION
Reportable Segments
The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represented approximately 80% of the Salix segment’s revenues.
•The International segment consists of sales, with the exception of sales of Bausch + Lomb products and Solta aesthetic medical devices, outside the U.S and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical and OTC products.
•The Solta Medical segment consists of global sales of Solta Medical (“Solta”) aesthetic medical devices.
•The Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) generic products, (iii) Ortho Dermatologics (dermatological products) and (iv) dentistry products.
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

Segment Revenues and Profit
Segment revenues and profits for the years 2022, 2021 and 2020 were as follows:

(in millions)	2022	2021	2020
Revenues:
Salix	$2,090	$2,074	$1,904
International	988	1,166	1,181
Solta Medical	300	308	253
Diversified Products	978	1,121	1,274
Bausch + Lomb	3,768	3,765	3,415
Total revenues	$8,124	$8,434	$8,027
Segment profit:
Salix	$1,489	$1,493	$1,338
International	324	403	386
Solta Medical	135	167	131
Diversified Products	612	722	814
Bausch + Lomb	874	958	909
Total	3,434	3,743	3,578
Corporate	(828)	(792)	(619)
Amortization of intangible assets	(1,215)	(1,375)	(1,645)
Goodwill impairments	(824)	(469)	—
Asset impairments, including loss on assets held for sale	(15)	(234)	(114)
Restructuring, integration, separation and IPO costs	(63)	(50)	(22)
Other expense, net	(35)	(373)	(502)
Operating income	454	450	676
Interest income	14	7	13
Interest expense	(1,464)	(1,426)	(1,534)
Gain (loss) on extinguishment of debt	875	(62)	(59)
Foreign exchange and other	(8)	7	(30)
Loss before income taxes	$(129)	$(1,024)	$(934)
Certain reclassifications have been made to segment revenue and profit in order for the prior years to conform to current year presentation. These reclassifications are not material.
Capital Expenditures
Capital expenditures by segment for the years 2022, 2021 and 2020 were as follows:

(in millions)	2022	2021	2020
Capital expenditures:
Salix	$3	$2	$3
International	21	22	29
Solta Medical	3	2	4
Diversified Products	1	—	—
Bausch + Lomb	178	201	253
	206	227	289
Corporate	14	42	13
Total capital expenditures	$220	$269	$302

Revenues by Product and by Product Category
Revenues for the Company’s top ten products for the years 2022, 2021 and 2020 represented 49%, 43% and 41% of total product sales, respectively. Revenues by segment and product category were as follows:

	Salix	International	Solta Medical	Diversified Products	Bausch + Lomb	Total
(in millions)	For the year ended December 31, 2022
Pharmaceuticals	$2,090	$279	$—	$826	$481	$3,676
Devices	—	—	300	—	1,572	1,872
OTC	—	151	—	7	1,453	1,611
Branded and Other Generics	—	527	—	120	240	887
Other revenues	—	31	—	25	22	78
	$2,090	$988	$300	$978	$3,768	$8,124

	Salix	International	Solta Medical	Diversified Products	Bausch + Lomb	Total
	For the year ended December 31, 2021
Pharmaceuticals	$2,066	$259	$—	$924	$514	$3,763
Devices	—	—	308	—	1,595	1,903
OTC	—	136	—	7	1,389	1,532
Branded and Other Generics	—	738	—	167	239	1,144
Other revenues	8	33	—	23	28	92
	$2,074	$1,166	$308	$1,121	$3,765	$8,434

	Salix	International	Solta Medical	Diversified Products	Bausch + Lomb	Total
	For the year ended December 31, 2020
Pharmaceuticals	$1,899	$255	$—	$1,020	$506	$3,680
Devices	—	—	253	—	1,313	1,566
OTC	—	112	—	7	1,311	1,430
Branded and Other Generics	—	775	—	219	254	1,248
Other revenues	5	39	—	28	31	103
	$1,904	$1,181	$253	$1,274	$3,415	$8,027

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer for the years 2022, 2021 and 2020 were as follows:

(in millions)	2022	2021	2020
U.S. and Puerto Rico	$4,836	$4,887	$4,791
China	413	490	341
Canada	351	343	331
Poland	278	280	238
Mexico	276	256	225
Japan	200	230	226
France	203	208	179
Russia	181	160	137
Germany	147	154	144
United Kingdom	115	116	86
Spain	84	88	78
South Korea	77	76	68
Italy	76	80	71
Other	887	1,066	1,112
	$8,124	$8,434	$8,027
Certain reclassifications have been made and are reflected in the table above.
Long-lived assets consisting of property, plant and equipment, net of accumulated depreciation, are attributed to geographic regions based on their physical location as of December 31, 2022 and 2021 were as follows:

(in millions)	2022	2021
U.S. and Puerto Rico	$725	$743
Ireland	363	336
Canada	126	123
Germany	89	87
Poland	65	75
Mexico	46	45
France	44	39
China	26	30
Serbia	23	25
Italy	20	21
Other	73	74
	$1,600	$1,598

Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	2022	2021	2020
AmerisourceBergen Corporation	18%	18%	17%
McKesson Corporation	15%	16%	17%
Cardinal Health, Inc.	13%	12%	13%