Form 10-Q
period 2023-03-31
Bausch Health Companies Inc.
filed 2023-05-04
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 363,723,880 shares outstanding as of April 28, 2023.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to Euros and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of March 31, 2023.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and may be forward-looking information within the meaning of applicable Canadian securities laws (collectively, “forward-looking statements”), as described in more detail under the heading “Forward-Looking Statements” in Item 2 of Part I of this Form 10-Q. Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found (i) in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, under Item 1A. “Risk Factors”; and (ii) in the Company’s other filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”). When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider such factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the list of important factors, as described in more detail under the heading “Forward-Looking Statements” in Item 2 of Part I of this Form 10-Q, that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$518	$564
Restricted cash	13	27
Trade receivables, net	1,688	1,790
Inventories, net	1,222	1,090
Prepaid expenses and other current assets	796	776
Total current assets	4,237	4,247
Property, plant and equipment, net	1,596	1,600
Intangible assets, net	5,552	5,800
Goodwill	11,579	11,547
Deferred tax assets, net	2,163	2,166
Other non-current assets	318	326
Total assets	$25,445	$25,686
Liabilities
Current liabilities:
Accounts payable	$561	$521
Accrued and other current liabilities	2,916	2,988
Current portion of long-term debt	446	432
Total current liabilities	3,923	3,941
Acquisition-related contingent consideration	219	208
Non-current portion of long-term debt	20,207	20,334
Deferred tax liabilities, net	205	202
Other non-current liabilities	746	741
Total liabilities	25,300	25,426
Commitments and contingencies (Note 18)
Equity (Deficit)
Common shares, no par value, unlimited shares authorized, 363,607,062 and 361,898,846 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	10,405	10,391
Additional paid-in capital	171	159
Accumulated deficit	(9,387)	(9,186)
Accumulated other comprehensive loss	(1,989)	(2,056)
Total Bausch Health Companies Inc. shareholders’ deficit	(800)	(692)
Noncontrolling interest	945	952
Total equity	145	260
Total liabilities and equity	$25,445	$25,686
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Product sales	$1,922	$1,891
Other revenues	22	27
	1,944	1,918
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	572	536
Cost of other revenues	10	15
Selling, general and administrative	725	622
Research and development	143	127
Amortization of intangible assets	273	310
Asset impairments	13	8
Restructuring, integration, separation and IPO costs	10	13
Other expense, net	23	2
	1,769	1,633
Operating income	175	285
Interest income	6	2
Interest expense	(307)	(362)
Foreign exchange and other	(10)	(7)
Loss before income taxes	(136)	(82)
(Provision for) benefit from income taxes	(73)	16
Net loss	(209)	(66)
Net loss (income) attributable to noncontrolling interest	8	(3)
Net loss attributable to Bausch Health Companies Inc.	$(201)	$(69)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.55)	$(0.19)

Basic and diluted weighted-average common shares	363.3	360.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(209)	$(66)
Other comprehensive income (loss)
Foreign currency translation adjustment	65	(56)
Pension and postretirement benefit plan adjustments, net of income taxes	—	6
Other comprehensive income (loss)	65	(50)
Comprehensive loss	(144)	(116)
Comprehensive loss (income) attributable to noncontrolling interest	10	(3)
Comprehensive loss attributable to Bausch Health Companies Inc.	$(134)	$(119)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders’ Equity (Deficit)
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ Deficit	Non- controlling Interest	Total Equity (Deficit)
	Shares	Amount

	Three Months Ended March 31, 2023
Balances, January 1, 2023	361.9	$10,391	$159	$(9,186)	$(2,056)	$(692)	$952	$260
Common shares issued under share-based compensation plans	1.7	14	(14)	—	—	—	—	—
Share-based compensation	—	—	41	—	—	41	—	41
Employee withholding taxes related to share-based awards	—	—	(12)	—	—	(12)	—	(12)
B+L vested shares	—	—	(3)	—	—	(3)	3	—
Net loss	—	—	—	(201)	—	(201)	(8)	(209)
Other comprehensive loss	—	—	—	—	67	67	(2)	65
Balances, March 31, 2023	363.6	$10,405	$171	$(9,387)	$(1,989)	$(800)	$945	$145

	Three Months Ended March 31, 2022
Balances, January 1, 2022	359.4	$10,317	$462	$(8,961)	$(1,924)	$(106)	$72	$(34)
Common shares issued under share-based compensation plans	1.9	56	(54)	—	—	2	—	2
Share-based compensation	—	—	32	—	—	32	—	32
Employee withholding taxes related to share-based awards	—	—	(25)	—	—	(25)	—	(25)
Net (loss) income	—	—	—	(69)	—	(69)	3	(66)
Other comprehensive loss	—	—	—	—	(50)	(50)	—	(50)
Balances, March 31, 2022	361.3	$10,373	$415	$(9,030)	$(1,974)	$(216)	$75	$(141)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(209)	$(66)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	319	352
Amortization and write-off of debt premiums, discounts and issuance costs	11	14
Asset impairments	13	8
Acquisition-related contingent consideration	31	3
Allowances for losses on trade receivable and inventories	10	14
Deferred income taxes	—	(83)
Adjustments to accrued legal settlements	1	(1)
Payments of accrued legal settlements	(1)	(360)
Share-based compensation	41	32
Foreign exchange gain (loss)	6	(2)
Gain excluded from hedge effectiveness	(3)	—
Other	(4)	10
Changes in operating assets and liabilities:
Trade receivables	108	197
Inventories	(128)	(73)
Prepaid expenses and other current assets	(33)	(33)
Accounts payable, accrued and other liabilities	(8)	(75)
Net cash provided by (used in) operating activities	154	(63)
Cash Flows From Investing Activities
Acquisitions and other investments	(31)	—
Purchases of property, plant and equipment	(47)	(46)
Payments for intangible and other assets	(4)	(11)
Purchases of marketable securities	(13)	(5)
Proceeds from sale of marketable securities	11	6
Interest settlements from cross-currency swaps	6	—
Net cash used in investing activities	(78)	(56)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	155	986
Repayments of long-term debt	(279)	(485)
Payments of employee withholding taxes related to share-based awards	(12)	(25)
Payments of acquisition-related contingent consideration	(7)	(8)
Payments of financing costs	—	(1)
Other	1	1
Net cash (used in) provided by financing activities	(142)	468
Effect of exchange rate changes on cash, cash equivalents and other	6	(8)
Net (decrease) increase in cash, cash equivalents, restricted cash and other settlement deposits	(60)	341
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	591	2,119
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$531	$2,460
Cash and cash equivalents	$518	$1,249
Restricted cash	13	1,211
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$531	$2,460
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF BUSINESS
Bausch Health Companies Inc. (the “Company” or “Bausch Health”) is a global, diversified specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of gastroenterology (“GI”), hepatology, neurology and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and aesthetic medical devices, and, through its approximately 89% ownership of Bausch + Lomb Corporation (“Bausch + Lomb”), branded, and branded generic pharmaceuticals, OTC products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment) in the therapeutic areas of eye health. The Company’s products are marketed directly or indirectly in approximately 100 countries.
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these notes to the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”) on February 23, 2023. The unaudited Condensed Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited Consolidated Financial Statements for the year ended December 31, 2022. The unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, the Company announced its plan to separate its eye health business, consisting of its Bausch + Lomb global Vision Care, Surgical and Ophthalmic Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb Corporation (“Bausch + Lomb” or “B+L”) from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). On May 5, 2022, the registration statement related to the initial public offering of Bausch +Lomb (the “B+L IPO”) was declared effective, and B+L’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, B+L was an indirect wholly-owned subsidiary of Bausch Health. On May 10, 2022, a wholly owned subsidiary of Bausch Health sold 35,000,000 common shares of B+L pursuant to the B+L IPO. Upon the closing of the B+L IPO and after giving effect to the subsequent partial exercise of the over-allotment option by the underwriters, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 89% of B+L’s outstanding common shares as of March 31, 2023.
The completion of the B+L Separation is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals. The Company continues to evaluate all relevant factors and considerations related to completing the B+L Separation, including the effect of the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS”) on the B+L Separation.
The B+L IPO established two separate companies that include: (i) a diversified pharmaceutical company comprised of the Salix, International, Diversified (dentistry, neurology, medical dermatology and generics pharmaceutical), and Solta Medical aesthetic medical device businesses and (ii) a fully integrated eye health company which consists of the Bausch + Lomb Vision Care, Surgical and Ophthalmic Pharmaceuticals businesses. Other than the effects of the B+L IPO described above, these unaudited Condensed Consolidated Financial Statements do not include any adjustments to give effect to the B+L Separation.
Use of Estimates
In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions. The estimates and assumptions used by the Company affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates and the differences could be material.
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
Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and those of its subsidiaries and any variable interest entities for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
3.REVENUE RECOGNITION
The Company’s revenues are primarily generated from product sales, primarily in the therapeutic areas of GI, hepatology, neurology, dermatology and eye health, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetic medical devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue which is derived primarily from contract manufacturing for third parties and which is not material. See Note 18, “SEGMENT INFORMATION” for the disaggregation of revenue which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
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

The following tables present the activity and ending balances of the Company’s variable consideration provisions for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2023	$188	$427	$1,023	$196	$76	$1,910
Current period provisions	139	42	664	465	61	1,371
Payments and credits	(148)	(40)	(729)	(487)	(49)	(1,453)
Reserve balances, March 31, 2023	$179	$429	$958	$174	$88	$1,828
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $43 million and $40 million as of March 31, 2023 and January 1, 2023, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. There were no price appreciation credits during the three months ended March 31, 2023.

	Three Months Ended March 31, 2022
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2022	$222	$482	$944	$170	$45	$1,863
Current period provisions	134	19	581	471	51	1,256
Payments and credits	(162)	(54)	(599)	(359)	(53)	(1,227)
Reserve balances, March 31, 2022	$194	$447	$926	$282	$43	$1,892
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $37 million and $36 million as of March 31, 2022 and January 1, 2022, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. There were no price appreciation credits during the three months ended March 31, 2022.
Contract Assets and Contract Liabilities
There are no contract assets for any period presented. Contract liabilities consist of deferred revenue, the balance of which is not material to any period presented.
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collateral (if any), and any relevant current and reasonably supportable future economic factors. Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the three months ended March 31, 2023 and 2022 is as follows.

(in millions)	2023	2022
Balance, beginning of period	$33	$35
Provision for expected credit losses	1	—
Write-offs charged against the allowance	(1)	—
Recoveries of amounts previously written off	3	3
Foreign exchange and other	(4)	—
Balance, end of period	$32	$38

4.LICENSING AGREEMENTS AND ACQUISITION
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
Acquisition
On January 17, 2023, Bausch + Lomb acquired AcuFocus, Inc., an ophthalmic medical device company, for an up-front payment of $35 million, $31 million of which was paid in January 2023, with the remaining purchase price to be paid within 18 months following the transaction, less any amounts that are the subject of any indemnification claims. The acquisition was made to acquire certain small aperture intraocular technology for the treatment of certain cataract conditions. Additional contingent payments may be payable upon achievement of future sales milestones. Bausch + Lomb recorded an initial acquisition-related contingent consideration liability of $5 million.
As a result of this transaction, recorded within the Condensed Consolidated Balance Sheets are Intangibles, net of $28 million, Goodwill of $2 million, other assets of $11 million and liabilities of $2 million.
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
The Company incurred $9 million and $3 million of restructuring and integration costs during the three months ended March 31, 2023 and 2022, respectively.
Separation Costs, Separation-related Costs, IPO Costs and IPO-related Costs
The Company has incurred, and will incur, costs associated with activities relating to the B+L Separation. In 2022, the Company also incurred costs associated with activities relating to the Solta IPO, which was suspended in June 2022. These B+L Separation and Solta IPO activities include: (i) separating the Bausch + Lomb and, in 2022, Solta Medical businesses from the remainder of the Company, (ii) completing the B+L IPO and, in 2022, preparing for the suspended Solta IPO and (iii) the actions necessary for Bausch + Lomb to become an independent publicly traded entity. Separation and IPO costs are incremental costs directly related to the B+L Separation and, in 2022, the suspended Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for Bausch + Lomb. Included in Restructuring, integration, separation and IPO costs for the three months ended March 31, 2023 and 2022 are separation and IPO costs of $1 million and $10 million, respectively.
The Company has incurred, and expects to continue to incur incremental costs with respect to the B+L Separation. During 2022, the Company also incurred incremental costs indirectly related to the suspended Solta IPO. These separation-related and IPO-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. Included in Selling, general and administrative for the three months ended March 31, 2023 and 2022 are separation-related and IPO-related costs of $6 million and $24 million, respectively.
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

	March 31, 2023				December 31, 2022
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$45	$36	$9	$—	$94	$85	$9	$—
Restricted cash	$13	$13	$—	$—	$27	$27	$—	$—
Foreign currency exchange contracts	$6	$—	$6	$—	$6	$—	$6	$—
Liabilities:
Acquisition-related contingent consideration	$269	$—	$—	$269	$241	$—	$—	$241
Cross-currency swaps	$48	$—	$48	$—	$39	$—	$39	$—
Foreign currency exchange contracts	$3	$—	$3	$—	$4	$—	$4	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of March 31, 2023 includes $358 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and are generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
There were no transfers into or out of Level 3 assets or liabilities during the three months ended March 31, 2023.

Cross-currency Swaps
During the third quarter of 2022, Bausch + Lomb entered into cross-currency swaps, with aggregate notional amounts of $1,000 million, to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its Condensed Consolidated Financial Statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is Bausch + Lomb’s investment in certain Bausch + Lomb euro-denominated subsidiaries.
The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For derivative instruments designated and qualifying as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of the foreign currency exposure of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Condensed Consolidated Statements of Operations during the current period.
Bausch + Lomb’s cross-currency swaps qualify for and have been designated as a hedge of the foreign currency exposure of a net investment in a foreign operation and are remeasured at each reporting date to reflect changes in their fair values. The fair value is determined via a mark-to-market analysis, using observable (Level 2) inputs. These inputs may include: (i) the foreign currency exchange spot rate between the euro and U.S. dollar, (ii) the interest rate yield curves in the euro and U.S. dollar and (iii) the credit risk rating for each applicable counterparty. The net change in fair value of cross-currency swaps is reported as a gain or loss in the Condensed Consolidated Statements of Comprehensive Income (Loss) as part of Foreign currency translation adjustment to the extent they are effective, and remain in Accumulative Comprehensive Income until either the sale or complete, or substantially complete, liquidation of the subsidiary. No portion of the cross-currency swaps were ineffective for the periods presented. Bausch + Lomb uses the spot method of assessing hedge effectiveness. Bausch + Lomb has elected to amortize amounts excluded from the assessment of effectiveness over the term of its cross-currency swaps as Interest expense in the Condensed Consolidated Statements of Operations.
The assets and liabilities associated with Bausch + Lomb’s cross-currency swaps as included in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 are as follows:

(in millions)	March 31, 2023	December 31, 2022
Other non-current liabilities	$(51)	$(45)
Prepaid expenses and other current assets	$3	$6
Net fair value	$(48)	$(39)
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in millions)	2023	2022
Loss recognized in Other comprehensive loss	$6	$—
Gain excluded from assessment of hedge effectiveness	$3	$—
Location of gain of excluded component	Interest Expense
No portion of the cross-currency swaps were ineffective for the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company received $6 million in interest settlements, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
As of March 31, 2023, the Company’s outstanding foreign currency exchange contracts had an aggregate notional amount of $548 million.
The Company’s foreign currency exchange contracts are remeasured at each reporting date to reflect changes in their fair values determined using forward rates, which are observable market inputs, multiplied by the notional amount. The Company’s foreign currency exchange contracts are economically hedging the foreign exchange exposure on certain of the Company’s intercompany balances. These contracts have not been designated as an accounting hedge, and therefore the net change in their fair value is reported as a gain or loss in the Condensed Consolidated Statements of Operations as part of Foreign exchange and other. Settlements of the Company’s foreign currency exchange contracts are reported as a gain or loss in the Condensed Consolidated Statements of Operations as part of Foreign exchange and other and reported as operating activities in the Condensed Consolidated Statements of Cash Flows.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 are as follows:

(in millions)	March 31, 2023	December 31, 2022
Accrued and other current liabilities	$(3)	$(4)
Prepaid expenses and other current assets	$6	$6
Net fair value	$3	$2
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in millions)	2023	2022
Gain (loss) related to changes in fair value	$1	$(7)
(Loss) gain related to settlements	$(5)	$7
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At March 31, 2023, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 18%, and a weighted average risk-adjusted discount rate of 7%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at March 31, 2023.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022:

	March 31,
(in millions)	2023		2022
Balance, beginning of period		$241		$241
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$4		$4
Fair value adjustments due to changes in estimates of other future payments	27		(1)
Acquisition-related contingent consideration		31		3
Acquisition of AcuFocus Inc.		5		—
Payments/Settlements		(8)		(8)
Balance, end of period		269		236
Current portion included in Accrued and other current liabilities		50		43
Non-current portion		$219		$193
Fair Value of Long-term Debt
The fair value of long-term debt as of March 31, 2023 and December 31, 2022 was $13,367 million and $14,011 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.INVENTORIES
Inventories, net consist of:

(in millions)	March 31, 2023	December 31, 2022
Raw materials	$378	$326
Work in process	123	98
Finished goods	721	666
	$1,222	$1,090
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	March 31, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$20,902	$(17,471)	$3,431	$20,840	$(17,196)	$3,644
Corporate brands	904	(571)	333	899	(542)	357
Product rights/patents	3,350	(3,265)	85	3,347	(3,251)	96
Partner relationships	150	(150)	—	149	(149)	—
Technology and other	201	(196)	5	201	(196)	5
Total finite-lived intangible assets	25,507	(21,653)	3,854	25,436	(21,334)	4,102
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$27,205	$(21,653)	$5,552	$27,134	$(21,334)	$5,800
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment charges associated with these assets are included in Asset impairments in the Condensed Consolidated Statements of Operations. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present. The Company estimates the fair values of long-lived assets with finite lives using an undiscounted cash flow model which utilizes Level 3 unobservable inputs. The undiscounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, selling, general and administrative expenses and research and development expenses.
Asset impairments for the three months ended March 31, 2023 were $13 million and include impairments of: (i) $8 million, in aggregate, attributable to certain trade names no longer in use and (ii) $5 million, related to the discontinuance of a certain product line. Asset impairments for the three months ended March 31, 2022 were $8 million due to discontinuances and decreases in the forecasted sales of certain product lines.
Xifaxan® intangible assets included in the unaudited Condensed Consolidated Balance Sheets had a carrying value of $2,559 million and an estimated remaining useful life of 57 months as of March 31, 2023. On August 10, 2022, a court held, among other matters, that certain U.S. Patents protecting the composition and use of Xifaxan® for treating inflammatory bowel syndrome with diarrhea (“IBS-D”) were invalid (the “Norwich Legal Decision”). On August 16, 2022, the Company appealed the Norwich Legal Decision and intends to vigorously defend its Xifaxan® intellectual property. See “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS” for details of this litigation matter and the Company’s response.

As the ultimate outcome of the Norwich Legal Decision and other potential future related developments, including a competitor’s ability to launch a successful generic version to Xifaxan®, could impact the timing and extent of future revenues and cash flows associated with Xifaxan®, the Company determined that, in the third quarter of 2022, the ruling in the Norwich Legal Decision constituted an event requiring assessment of the Xifaxan® intangible assets for potential impairment using different scenarios representing a range of different outcomes which address, among other things, the timing of when a competitor or competitors will be able to successfully launch a generic version to Xifaxan®, if they are able to launch one at all. This assessment resulted in no impairment of the carrying value of the Xifaxan® finite-lived intangible assets as of September 30, 2022.
From September 30, 2022 through the first quarter of 2023 there were no material changes to the facts and circumstances of the Norwich Legal Decision or to actual or expected business performance for Xifaxan®. Based on these factors, no impairment to the carrying value of the Xifaxan® finite-lived intangible assets was identified as of March 31, 2023. The Company also determined that no change to the remaining useful lives of its Xifaxan® finite-lived intangible assets was required.
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
Estimated amortization expense of finite-lived intangible assets for the remainder of 2023 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter	Total
Amortization	$756	$907	$801	$673	$636	$39	$42	$3,854
Goodwill
The changes in the carrying amounts of goodwill during the three months ended March 31, 2023 and the year ended December 31, 2022 were as follows:

(in millions)	Bausch + Lomb	Salix	International	Dermatology	Solta Medical	Diversified	Total
Balance, January 1, 2022	$5,318	$3,159	$825	$798	$—	$2,357	$12,457
Realignment of segment goodwill	—	—	—	(798)	115	683	—
Additions	5	—	—	—	—	—	5
Impairment	—	—	—	—	—	(824)	(824)
Foreign exchange and other	(77)	—	(36)	—	—	22	(91)
Balance, December 31, 2022	5,246	3,159	789	—	115	2,238	11,547
Additions	2	—	—	—	—	—	2
Foreign exchange and other	14	—	22	—	—	(6)	30
Balance, March 31, 2023	$5,262	$3,159	$811	$—	$115	$2,232	$11,579
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
2022
March 31, 2022 Interim Assessment
During the three months ended March 31, 2022, macroeconomic factors had impacted interest rates and the U.S. inflation rate was higher than previously expected. Given the limited headroom of the Dermatology (formerly Ortho Dermatologics) reporting unit as calculated on October 1, 2021, the Company believed that these facts and circumstances suggested the fair value of the Dermatology reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the fourth quarter of 2022 which reflected current market conditions and current trends in business performance. The quantitative fair value test utilized a long-term growth rate of 1% and a discount rate of 9%. The discount rate contemplated changes in the current macroeconomic conditions noting certain inputs such as the risk-free rate increased over the three months ended March 31, 2022, and was offset by decreases in other reporting unit specific risks during the same period. Based on the quantitative fair value test, the fair value of the Dermatology reporting unit was less than 2% greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit.
June 30, 2022 Interim Assessment
Dermatology
During the three months ended June 30, 2022, increases in interest rates and, to a lesser extent, higher than expected inflation in the U.S. and other macroeconomic factors impacted key assumptions used to value the Dermatology reporting unit as of March 31, 2022. Given the limited headroom of the Dermatology reporting unit as calculated on March 31, 2022, the Company believed that these facts and circumstances suggested the fair value of the Dermatology reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test utilized the Company’s most recent cash flow projections for the Dermatology reporting unit as revised in the second quarter of 2022 which reflected current market conditions and current trends in business performance. The Company’s discounted cash flow model for the Dermatology reporting unit included a range of potential outcomes for, among other matters, macroeconomic factors such as higher than expected inflation for many commodities, volatility in many of the equity markets and pressures on market interest rates. The quantitative fair value test utilized a long-term growth rate of 1% and a discount rate of 10%. The discount rate had increased 1% since the assessment performed as of March 31, 2022, as a result of changes in macroeconomic conditions, including an increase in the risk-free rate during the three months ended June 30, 2022. Based on the quantitative fair value test, the carrying value of the Dermatology reporting unit exceeded its fair value as of June 30, 2022, and the Company recognized a goodwill impairment of $83 million.
Bausch + Lomb Reporting Units
During the period May 6, 2022 (the date Bausch + Lomb’s stock began trading publicly) through June 30, 2022, equity and bond markets were negatively impacted by various macroeconomic and geopolitical factors including, but not limited to: rising inflation rates in the U.S. and abroad, uncertainties created by the Russia/Ukraine conflict, interest rate volatility, COVID-19 related lockdowns and supply issues. The equity markets negatively impacted the market price for Bausch + Lomb’s common stock which as of June 30, 2022 was trading below its IPO offering price. The Company believed that these facts and circumstances suggest the fair value of the three reporting units of the Bausch + Lomb segment could be less than their respective carrying amounts. Therefore, separate quantitative fair value tests were performed for the Vision Care, Surgical and Ophthalmic reporting units of the Bausch + Lomb segment.
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
September 30, 2022 Interim Assessment
Dermatology
During the third quarter of 2022, the Company continued to monitor the market conditions impacting the Dermatology reporting unit. Continued increases in interest rates and, to a lesser extent, higher than expected inflation in the U.S. and other macroeconomic factors impacted key assumptions used to value the Dermatology reporting unit at June 30, 2022. Based on the impairment of goodwill recognized in the second quarter of 2022 for the Dermatology reporting unit, the reporting unit had no headroom as calculated on June 30, 2022, and as such, the Company believed that these facts and circumstances suggested the fair value of the Dermatology reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test utilized the Company’s most recent cash flow projections for the Dermatology reporting unit as revised in the third quarter of 2022 which reflected current market conditions and current trends in business performance. The Company’s discounted cash flow model for the Dermatology reporting unit includes, among other matters, volatility in many of the equity markets and pressures on market interest rates and macroeconomic factors such as changes in inflation for many commodities. The quantitative fair value test utilized a long-term growth rate of 1% and the discount rate increased from 10.0% at June 30, 2022 to 10.5% at September 30, 2022, which reflects the increases in market interest rates. Based on the quantitative fair value test, the carrying value of the Dermatology reporting unit exceeded its fair value at September 30, 2022, and the Company recognized a goodwill impairment of $119 million for the three months ended September 30, 2022. As of September 30, 2022, the Dermatology reporting unit had remaining goodwill of $480 million.
Salix
On August 10, 2022, the Norwich Legal Decision was issued that held, among other matters, that certain U.S. Patents protecting the composition and use of Xifaxan® for treating IBS-D were invalid. On August 16, 2022, the Company appealed the Norwich Legal Decision and intends to vigorously defend its Xifaxan® intellectual property. See “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS” for details of this litigation matter and the Company’s response.
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
During the interim periods of 2022, no events occurred, or circumstances changed during the period October 1, 2021 (the date of the last annual impairment test) through September 30, 2022, that indicated that the fair value of any reporting unit, other than the Dermatology reporting unit, the Salix reporting unit and the reporting units of the Bausch + Lomb segment, might be below their respective carrying values.

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
Neurology and Other
The Neurology and Other reporting unit operates in the United States, where shifting market dynamics, including changes in payer demands, health care legislation, and other regulations are contributing to increasing pressure for the reduction of healthcare costs, through both pricing of pharmaceutical products and/or directing patients to lower cost unbranded generic products. The nature of the Neurology and Other reporting unit’s product portfolio, which includes branded generic pharmaceuticals, is by its nature impacted by these changing market dynamics. As a result, the Company has begun taking steps to: (i) reassess its pricing strategies, (ii) re-evaluate its marketing and promotional efforts and (iii) reduce its cost structure, and has revised its long-term forecasts for the Neurology and Other reporting unit to reflect these developments.
The quantitative fair value test for the Neurology and Other reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2022 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of -2.5% and a discount rate of 10.25% in the estimation of the reporting unit’s fair value. As a result of the revisions to its long-term expectations for these and other factors, goodwill for the Neurology and Other reporting unit was impaired during the Company’s most recent annual impairment test reflecting its best estimate at that time of the outlook and risks of this business. Based on the quantitative fair value test, the carrying value of the Neurology and Other reporting unit exceeded its fair value as of October 1, 2022, and the Company recognized a goodwill impairment of $622 million. As of December 31, 2022, the Neurology and Other reporting unit had remaining goodwill of $1,439 million.
Bausch + Lomb Reporting Units
The quantitative fair value test for the Vision Care, Surgical and Ophthalmic reporting units of the Bausch + Lomb segment utilized the most recent cash flow projections for each of the reporting units as revised in the fourth quarter of 2022 which reflected current market conditions and current trends in business performance. The quantitative assessment utilized long-term growth rates of 2.0% and 3.0% and discount rates of 9.50% and 12.25% in estimation of the fair value of the reporting units. After completing the testing, the fair value of each of these reporting units exceeded its respective carrying value by more than 25% and, therefore, there was no impairment to goodwill.
December 31, 2022
During the period October 1, 2022 through December 31, 2022, the Company continued to monitor the market conditions and trends in business performance for all its reporting units, particularly as they pertain to the Dermatology and Salix reporting units, and determined that, no events occurred, or circumstances changed that would indicate that the fair value of any reporting unit might be below its carrying value. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and any such charges could be material.
Dermatology
As a result of the impairment of goodwill in the third quarter of 2022, the Dermatology reporting unit had no headroom on September 30, 2022, and as such, the Company continued to monitor the market conditions impacting the Dermatology reporting unit during the period October 1, 2022 through December 31, 2022.
During the fourth quarter of 2022, the Company evaluated the reporting unit’s performance as well as its revised long-term forecasts in light of current market conditions, current trends in business performance and the expected impacts of management’s latest business strategies. This evaluation supported management’s previous expectations for long-term business performance. Additionally, based on corporate bond rates as of December 31, 2022, the Company concluded that discount rates would not have increased during the fourth quarter as compared to the discount rate used in determining the fair value of the reporting unit as of September 30, 2022. Based on these factors, management concluded that it was more likely than not that the carrying value of its Dermatology reporting unit was less than its fair value and therefore, concluded a quantitative assessment was not required during the quarter ended December 31, 2022.

Salix
Based on the quantitative fair value testing performed in the third quarter of 2022, the Salix reporting unit had limited headroom as of September 30, 2022 and, as such, the Company continued to monitor the potential impacts of changes in the Norwich Legal Decision and market conditions on the valuation of the Salix reporting unit during the period October 1, 2022 through December 31, 2022.
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

March 31, 2023 Interim Assessment

During the three months ended March 31, 2023, the Company continued to monitor the market conditions and trends in business performance for all its reporting units, particularly as they pertain to the Dermatology, Neurology and Other, and Salix reporting units, and determined that, no events occurred, or circumstances changed that would indicate that the fair value of any reporting unit might be below its carrying value. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and any such charges could be material.
Accumulated goodwill impairment charges through March 31, 2023 were $5,004 million.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	March 31, 2023	December 31, 2022
Product rebates	$914	$983
Product returns	429	427
Legal matters and related fees	326	326
Employee compensation and benefit costs	260	300
Interest	208	208
Income taxes payable	46	30
Other	733	714
	$2,916	$2,988

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		March 31, 2023		December 31, 2022
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2022 Amended Credit Agreement
2027 Revolving Credit Facility	February 2027	$395	$395	$470	$470
February 2027 Term Loan B Facility	February 2027	2,406	2,363	2,437	2,392
B+L Credit Facilities
B+L Revolving Credit Facility	May 2027	100	100	—	—
B+L Term Facility	May 2027	2,481	2,436	2,488	2,439
Senior Secured Notes:
5.50% Secured Notes	November 2025	1,680	1,673	1,680	1,672
6.125% Secured Notes	February 2027	1,000	988	1,000	987
5.75% Secured Notes	August 2027	500	496	500	496
4.875% Secured Notes	June 2028	1,600	1,584	1,600	1,583
11.00% First Lien Secured Notes	September 2028	1,774	2,740	1,774	2,826
14.00% Second Lien Secured Notes	October 2030	352	711	352	711
9.00% Intermediate Holdco Secured Notes	January 2028	999	1,397	999	1,423
Senior Unsecured Notes:
9.00%	December 2025	959	952	959	951
9.25%	April 2026	741	737	741	737
8.50%	January 2027	643	644	643	644
7.00%	January 2028	171	170	171	170
5.00%	January 2028	433	430	433	429
6.25%	February 2029	821	813	821	813
5.00%	February 2029	452	448	452	448
7.25%	May 2029	337	334	337	334
5.25%	January 2030	779	772	779	771
5.25%	February 2031	462	458	462	458
Other	Various	12	12	12	12
Total long-term debt and other		$19,097	20,653	$19,110	20,766
Less: Current portion of long-term debt and other			446		432
Non-current portion of long-term debt			$20,207		$20,334
Covenant Compliance
The Senior Secured Credit Facilities (as defined below), the B+L Credit Facilities (as defined below) and the indentures governing the Senior Secured Notes (as defined and described in the table above), the 9.00% Intermediate Holdco Secured Notes (as defined below) and Senior Unsecured Notes (as defined and described in the table above) contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. As of March 31, 2023, the amount available for restricted payments under the “builder basket” in the Company’s most restrictive indentures (as defined by those indentures) was approximately $9,700 million (although such availability is subject to the Company’s compliance with a 2.00:1.00 fixed charge coverage ratio). The 2027 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that, requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
As of March 31, 2023, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
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
The difference between the principal amount of the New Secured Notes and their carrying value was recorded as a premium and is included in long-term debt on the Company’s Condensed Consolidated Balance Sheets.
The premium recorded on the New Secured Notes was $1,835 million, which will be reduced as contractual interest payments are made on the New Secured Notes. During the first quarter of 2023, the Company made contractual interest payments of $128 million related to the New Secured Notes, of which $111 million was recorded as a reduction of the premium.
Senior Secured Credit Facilities
Senior Secured Credit Facilities under the 2018 Restated Credit Agreement
On June 1, 2018, the Company and certain of its subsidiaries as guarantors entered into the “Senior Secured Credit Facilities” under the Company’s Fourth Amended and Restated Credit and Guaranty Agreement, as amended by the First Incremental Amendment to the Restated Credit Agreement, dated as of November 27, 2018 (the “2018 Restated Credit Agreement”). Prior to the 2022 Amended Credit Agreement (as defined below), the 2018 Restated Credit Agreement provided for a revolving credit facility of $1,225 million (the “2023 Revolving Credit Facility”) and term loan facilities of original principal amounts of $4,565 million and $1,500 million, maturing in June 2025 (the “June 2025 Term Loan B Facility”) and November 2025 (the “November 2025 Term Loan B Facility”), respectively.

Senior Secured Credit Facilities under the 2022 Amended Credit Agreement
On May 10, 2022, the Company and certain of its subsidiaries as guarantors entered into a Second Amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit and Guaranty Agreement (as amended by the Second Amendment, the “2022 Amended Credit Agreement”). The 2022 Amended Credit Agreement provides for a new term loan facility with an aggregate principal amount of $2,500 million (the “2027 Term Loan B Facility”) maturing on February 1, 2027 and a new revolving credit facility of $975 million (the “2027 Revolving Credit Facility”) that will mature on the earlier of February 1, 2027 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and Bausch Health Americas, Inc. (“BHA”) in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2027 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or Euros. After giving effect to the Second Amendment, the 2023 Revolving Credit Facility, June 2025 Term Loan B Facility and November 2025 Term Loan B Facility were refinanced (such refinancing, the “Credit Agreement Refinancing”), along with certain of the Company’s existing senior notes, using net proceeds from the borrowings under the 2027 Term Loan B Facility, the B+L IPO and the B+L Debt Financing (as defined below) and available cash on hand. As of March 31, 2023, the Company had drawn $395 million and had $23 million of issued and outstanding letters of credit on the 2027 Revolving Credit Facility.
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
The amortization rate for the 2027 Term Loan B Facility is 5.00% per annum, or $125 million, payable in quarterly installments beginning on September 30, 2022. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2023, the remaining mandatory quarterly amortization payments for the 2027 Term Loan B Facility were $469 million through December 2026.
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
The 2022 Amended Credit Agreement provides that Bausch + Lomb shall initially be a “restricted” subsidiary subject to the terms of the 2022 Amended Credit Agreement covenants, but does not require Bausch + Lomb to guarantee the obligations under the 2022 Amended Credit Agreement. The 2022 Amended Credit Agreement permits the Company to designate Bausch + Lomb as an “unrestricted” subsidiary under the 2022 Amended Credit Agreement and no longer subject to the terms of the covenants thereunder provided that no event of default is continuing or will result from such designation and the total leverage ratio of Remainco (as defined in the 2022 Amended Credit Agreement) will not be greater than 7.60:1.00 on a pro forma basis. The Credit Agreement Refinancing contains provisions that were designed to facilitate the B+L Separation.
On November 29, 2022, the Company designated 1261229 B.C. Ltd., the entity that directly or indirectly holds approximately 89% of the issued and outstanding shares of Bausch + Lomb, as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s debt documents. In connection therewith, all of the subsidiaries of 1261229 B.C. Ltd., including Bausch + Lomb and its subsidiaries, are unrestricted subsidiaries of the Company and, as a result, are not subject to the covenants under the Bausch Health debt documents, and the earnings and debt of Bausch + Lomb, as defined in the relevant debt documents, are also not included in the calculation of the Company’s financial maintenance covenant.
Senior Secured Credit Facilities under the B+L Credit Agreement
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “B+L Credit Agreement”, and the credit facilities thereunder, the “B+L Credit Facilities”) providing for a term loan of $2,500 million with a five-year term to maturity (the “B+L Term Facility”) and a five-year revolving credit facility of $500 million (the “B+L Revolving Credit Facility” and such financing, the “B+L Debt Financing”). The B+L Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The term loan is denominated in U.S. dollars, and borrowings under the revolving credit facility will be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of March 31, 2023, the B+L Revolving Credit Facility had $100 million of outstanding borrowings, $24 million of issued and outstanding letters of credit and remaining availability of $376 million under its Revolving Credit Facility.
The B+L Revolving Credit Facility is a source of funding for Bausch + Lomb and its subsidiaries only. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L Revolving Credit Facility are not available to fund the operations, investing and financing activities of any other subsidiaries of Bausch Health.
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
The applicable interest rate margins for borrowings under the B+L Revolving Credit Facility are: (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after: (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s, Moody’s and Fitch and (y) the B+L Term Facility has been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s debt rating. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the B+L Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the B+L Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the B+L Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the Term Facility at March 31, 2023 was 8.46% per annum.
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
The amortization rate for the B+L Term Facility is 1.00% per annum, or $25 million, and the first quarterly installment was paid on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2023, the remaining mandatory quarterly amortization payments for the B+L Term Facility were $100 million through March 2027, with the remaining term loan balance being due in May 2027.
Senior Secured Notes
The Senior Secured Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor under the 2022 Amended Credit Agreement and existing Senior Unsecured Notes (together, the “Note Guarantors”). In connection with the closing of the B+L IPO, the redemption of the Company’s 6.125% Senior Unsecured Notes due 2025 (the “April 2025 Unsecured Notes”) (as discussed below) and the related release in respect of the 2018 Restated Credit Agreement, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released.
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
The 9.00% Intermediate Holdco Secured Notes are general senior secured obligations of Intermediate Holdco and secured by first priority liens (subject to permitted liens and certain other exceptions) on substantially all of the assets of Intermediate Holdco, which as of March 31, 2023 were comprised of 38.6% of the issued and outstanding common shares of Bausch + Lomb Corporation. The 9.00% Intermediate Holdco Secured Notes and Intermediate Holdco’s other obligations under the indenture governing such notes are not obligations or responsibilities of, or guaranteed by, the Company, Bausch + Lomb or any of their respective affiliates or subsidiaries (other than the issuer Intermediate Holdco). The sole recourse of the holders of the 9.00% Intermediate Holdco Secured Notes under the 9.00% Intermediate Holdco Secured Notes and the indenture governing such notes is limited to Intermediate Holdco and its assets.
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
Redemption of April 2025 Unsecured Notes
In connection with the closing of the B+L IPO, on May 10, 2022, the Company using: (i) the net proceeds from the issuance of the February 2027 Secured Notes, (ii) the net proceeds from the B+L IPO, (iii) the net proceeds from the borrowings under the B+L Debt Financing and (iv) cash on hand caused sufficient funds for the redemption in full of its April 2025 Unsecured Notes at a redemption price of 101.021% of the principal amount then outstanding to be irrevocably deposited with the Bank of New York Mellon, N.A. The April 2025 Unsecured Notes were redeemed on May 16, 2022 and were accounted for as an extinguishment of debt.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of March 31, 2023 and December 31, 2022 was 7.87% and 7.74%, respectively. Due to the accounting treatment for the New Secured Notes, interest expense in the Company’s financial statements for 2023 and in future periods will not be representative of the weighted average stated rate of interest.
Maturities
The Company may, from time to time, purchase outstanding debt for cash in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, future liquidity requirements, contractual restrictions and other factors.

Maturities of debt obligations for the remainder of 2023, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2023	$113
2024	150
2025	2,789
2026	891
2027	6,962
2028	4,990
Thereafter	3,202
Total debt obligations	19,097
Unamortized premiums, discounts and issuance costs	1,556
Total long-term debt and other	$20,653
11.SHARE-BASED COMPENSATION
Bausch Health’s Long-Term Incentive Plan
In May 2014, shareholders approved Bausch Health’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced Bausch Health’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan was initially equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered 20,000,000 common shares for issuance under the 2014 Plan. The 2014 Plan was amended and restated effective April 30, 2018 and April 28, 2020 to, among other things, increase the number of common shares authorized for issuance under the 2014 Plan.
Effective June 21, 2022, Bausch Health further amended and restated the 2014 Plan, as subsequently amended and restated (the “Amended and Restated 2014 Plan”). Such amendment and restatement increased the number of common shares authorized for issuance under the Amended and Restated 2014 Plan by an additional 11,500,000 common shares, among other things.
Approximately 9,527,000 common shares were available for future grants under the Amended and Restated 2014 Plan as of March 31, 2023. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
Bausch Health has a long-term incentive program with the objective of aligning the share-based awards granted to senior management with the Company’s focus on generating operating cash flow while maintaining focus on improving total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based restricted share units (“RSUs”) and performance-based RSUs. Performance-based RSUs are comprised of awards that vest: (i) upon achievement of certain share price appreciation conditions that are based on total shareholder return (“TSR”), (ii) upon attainment of certain performance targets that are based on the Company’s return on tangible capital (“ROTC”), (iii) upon attainment of Adjusted Operating Cash Flow, as defined in each applicable award agreement, and a Relative Total Shareholder Return modifier performance metric and (iv) fully or partially upon attainment of certain goals that are linked to the B+L Separation.
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
Bausch + Lomb Long-Term Incentive Plan
Prior to May 5, 2022, Bausch + Lomb participated in Bausch Health’s long-term incentive program. Effective May 5, 2022, Bausch + Lomb established the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (the “B+L Plan”). A total of 28,000,000 common shares of Bausch + Lomb were originally authorized under the B+L Plan. Effective April 24, 2023, the shareholders of Bausch + Lomb approved an amendment and restatement to the B+L Plan to increase the number of shares authorized for issuance thereunder by an additional 10,000,000 common shares, resulting in an aggregate 38,000,000 common shares of Bausch + Lomb authorized for issuance under the Plan (the “Plan Amendment”). The B+L Plan provides for the grant of various types of awards including RSUs, restricted stock, stock appreciation rights, stock options, performance-based awards and cash awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock options have a term of ten years and a three-year vesting period, subject to limited exceptions.
Approximately 9,300,000 Bausch + Lomb common shares were available for future grants as of March 31, 2023. This does not include the additional 10,000,000 common shares authorized for issuance under the Plan Amendment. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
Bausch + Lomb has a long-term incentive program with the objective of aligning the share-based awards granted to senior management with Bausch + Lomb’s focus on enhancing its revenue growth while maintaining focus on total shareholder return over the long-term. In addition to stock options and RSUs, during the first quarter of 2023, performance restricted share units (“PSUs”) were also granted. The PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative TSR and (ii) attainment of certain performance targets that are based on Bausch + Lomb’s Organic Revenue Growth. If Bausch + Lomb’s performance is below a specified performance level, no common shares will be paid. Each vested PSU represents the right of a holder to receive a number of Bausch + Lomb’s common shares up to a specified maximum.
The fair value of each TSR PSU granted was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. The fair value of the Organic Revenue Growth PSUs is estimated based on the trading price of Bausch + Lomb’s common shares on the date of grant. Expense recognized for the Organic Revenue Growth PSUs in each reporting period reflects Bausch + Lomb’s latest estimate of Organic Revenue Growth in determining the number of PSUs that are expected to vest. If the Organic Revenue Growth PSUs do not ultimately vest due to the Organic Revenue Growth targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
On February 15, 2023, Bausch + Lomb announced the appointment of Brent Saunders as its Chief Executive Officer, effective March 6, 2023. Pursuant to Mr. Saunders’ employment agreement, on February 23, 2023, Mr. Saunders was granted the following equity grants: 750,000 PSUs, 1,318,681 stock options and 375,000 RSUs. The RSUs are scheduled to vest 50% on the second anniversary of the grant date and the remaining 50% on the third anniversary of the grant date. The stock options are scheduled to vest in equal one-third installments on each of the first three anniversaries of the grant date. The PSUs vest on the fourth anniversary from grant date based on Bausch + Lomb’s achievement of absolute share price hurdles, or upon achievement of absolute and relative TSR hurdles in relation to the S&P 500 Index during the four-year performance period.
The following table summarizes the components and classification of the Company’s share-based compensation expenses related to stock options and RSUs for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in millions)	2023	2022
Stock options	$6	$4
RSUs	35	28
	$41	$32

Research and development expenses	$3	$3
Selling, general and administrative expenses	38	29
	$41	$32

Share-based awards granted for the three months ended March 31, 2023 and 2022 consist of:

	2023	2022
Bausch Health Share-Based Awards
Stock options
Granted	999,000	2,545,000
Weighted-average exercise price	$9.25	$24.08
Weighted-average grant date fair value	$4.87	$6.63
Time-based RSUs
Granted	4,133,000	1,662,000
Weighted-average grant date fair value	$9.18	$24.21
Adjusted Operating Cash Flow performance-based RSUs
Granted	647,000	—
Weighted-average grant date fair value	$10.57	$—
Bausch+ Lomb Share-Based Awards
Stock options
Granted	2,679,000	—
Weighted-average exercise price	$18.27	$—
Weighted-average grant date fair value	$5.52	$—
RSUs
Granted	2,358,000	—
Weighted-average grant date fair value	$18.04	$—
TSR performance-based RSUs
Granted	1,175,000	—
Weighted-average grant date fair value	$27.65	$—
Organic Revenue Growth performance-based RSUs
Granted	142,000	—
Weighted-average grant date fair value	$17.96	$—
As of March 31, 2023, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $216 million, which will be amortized over a weighted-average period of 2.31 years.
As of March 31, 2023, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs under the B+L Plan amounted to $118 million, which will be amortized over a weighted-average period of 2.49 years.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	March 31, 2023	December 31, 2022
Foreign currency translation adjustment	$(1,971)	$(2,038)
Pension adjustment, net of tax	(18)	(18)
	$(1,989)	$(2,056)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested.
As a result of the change in the Company’s ownership interest in Bausch + Lomb, in the second quarter of 2022, the carrying amount of accumulated other comprehensive income was adjusted to reflect the change in the ownership interest in Bausch + Lomb through a corresponding credit of $137 million to equity attributable to the Company.

13.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended March 31,
(in millions)	2023	2022
Product related research and development	$136	$121
Quality assurance	7	6
	$143	$127
14.OTHER EXPENSE, NET
Other expense, net consists of:

	Three Months Ended March 31,
(in millions)	2023	2022
Litigation and other matters	$(8)	$(1)
Acquisition-related contingent consideration	31	3
	$23	$2
For the three months ended March 31, 2023, Litigation and other matters primarily relates to an insurance recovery regarding a certain litigation matter.
Acquisition-related contingent consideration expense for the three months ended March 31, 2023, primarily includes adjustments to reflect the changes in estimates of the future royalty and milestone payments related to a branded product.
15.INCOME TAXES
For interim financial statement purposes, U.S. GAAP income tax expense/benefit related to ordinary income is determined by applying an estimated annual effective income tax rate against a company’s ordinary income. Income tax expense/benefit related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of the Company’s income tax provision requires the use of management forecasts and other estimates, application of statutory income tax rates and an evaluation of valuation allowances. The Company’s estimated annual effective income tax rate may be revised, if necessary, in each interim period.
Provision for income taxes for the three months ended March 31, 2023 was $73 million and included: (i) $13 million of income tax benefit for the Company’s ordinary loss for the three months ended March 31, 2023 and (ii) $86 million of net income tax expense for discrete items, which includes: (a) $41 million of net income tax expense related to final and potential settlements of various tax audits in the first quarter of 2023, (b) $18 million of income tax expense related to changes in uncertain tax positions, (c) $18 million of income tax expense associated with the establishment of a valuation allowance against deferred tax assets of B+L’s Canadian parent and (d) $6 million of income tax expense associated with stock compensation.
Benefit from income taxes for the three months ended March 31, 2022 was $16 million and included: (i) $14 million of income tax expense for the Company’s ordinary loss for the three months ended March 31, 2022 and (ii) $30 million of net income tax benefit for discrete items, which includes: (a) $36 million of net income tax benefit recognized for changes in uncertain tax positions and (b) a $6 million tax provision associated with the filing of certain tax returns.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was approximately $2,000 million as of March 31, 2023 and December 31, 2022. The Company will continue to assess the need for valuation allowances on an ongoing basis.
As of March 31, 2023 and December 31, 2022, the Company had $901 million and $881 million, respectively, of unrecognized tax benefits, which included $41 million and $32 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of March 31, 2023, $402 million would reduce the Company’s effective tax rate, if recognized.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2023 could decrease by approximately $5 million in the next 12 months as a result of the resolution of certain tax audits and other events.
The Company continues to be under examination by the Canada Revenue Agency. In the first quarter of 2023, the Company recorded income tax expense related to prior year withholding tax returns.
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

The Internal Revenue Service (the “IRS”) previously completed its examinations of the Company’s U.S. consolidated federal income tax returns for the years 2013 and 2014. There were no material adjustments to the Company’s taxable income as a result of these examinations. However, the 2014 tax year remains open to the extent of a 2017 capital loss carried back to that year. The Company’s annual tax filings for 2015 and 2016 and short period tax return for the period ended September 8, 2017, which was filed as a result of the Company’s internal restructuring efforts during 2017 is currently under IRS examination. As part of its examination, the Company received a notice of proposed adjustment from the IRS that would disallow the 2017 Capital Loss resulting from its internal restructuring. The Company previously contested this proposed tax deficiency through the IRS administrative appeals process and if necessary, will continue to contest any proposed tax deficiency through appropriate litigation. Accordingly, no income tax provision had been recorded as of December 31, 2022.
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

In January 2023, as part of an alternative dispute resolution process with the IRS, the Company reached a tentative settlement on the 2017 Capital Loss. This tentative settlement is subject to further review and approvals before it is finalized. In anticipation of the finalization of this settlement agreement the Company has recorded an estimate for the impact of the settlement during the first quarter of 2023.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2022.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2016. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company’s Condensed Consolidated Financial Statements.
On November 8, 2022 the Company’s affiliate in the Netherlands received an assessment from the Luxembourg Tax Authorities as successor in interest to its affiliate in Luxembourg for tax years 2018 – 2019 for €272 million. The Company is vigorously defending its position and has not recorded any reserves for this assessment.
Certain affiliates of the Company in regions outside of Canada, the U.S., Germany and Luxembourg are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain tax benefits. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company’s Condensed Consolidated Financial Statements.
16.EARNINGS (LOSS) PER SHARE
Basic and diluted loss per share attributable to Bausch Health Companies Inc. were calculated as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Net loss attributable to Bausch Health Companies Inc.	$(201)	$(69)
Basic and diluted weighted-average common shares outstanding	363.3	360.8
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.55)	$(0.19)

During the three months ended March 31, 2023 and 2022, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 3,426,000 and 3,600,000 common shares for the three months ended March 31, 2023 and 2022, respectively.
During the three months ended March 31, 2023 and 2022, time-based RSUs, performance-based RSUs and stock options to purchase approximately 17,636,000 and 9,332,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three months ended March 31, 2023 and 2022, an additional 90,000 and 156,000 performance-based RSUs, respectively, were not included in the computation of diluted earnings per share as the required performance conditions had not been met.
17.LEGAL PROCEEDINGS
From time to time, the Company becomes involved in various legal and administrative proceedings, which include product liability, intellectual property, commercial, tax, antitrust, governmental and regulatory investigations, related private litigation and ordinary course employment-related issues. From time to time, the Company also initiates actions or files counterclaims. The Company could be subject to counterclaims or other suits in response to actions it may initiate. The Company believes that the prosecution of these actions and counterclaims is important to preserve and protect the Company, its reputation and its assets. Certain of these proceedings and actions are described in Note 20, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC and the CSA on February 23, 2023.
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of March 31, 2023, the Company’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $326 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Governmental and Regulatory Inquiries
Investigation by the U.S. Attorney’s Office for the District of Iowa – re OrthoDerm
The Company received a Civil Investigative Demand in May 2021 from the Civil Division of the United States Department of Justice and the United States Attorney’s Office for the District of Iowa, requesting documents and other information concerning the sales and marketing of Bryhali®, Duobrii®, Jublia® and Siliq®. The Company is cooperating with this investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
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
In addition to the consolidated putative class action, thirty-seven groups of individual investors in the Company’s stock and debt securities have chosen to opt out of the consolidated putative class action and filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These actions were captioned previously in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023. Sixteen of the thirty-seven opt-out actions have been dismissed; and the total number of remaining opt-out actions pending in the District of New Jersey is twenty-one actions.
These individual shareholder actions assert claims under Sections 10(b) and 20(a) of the Exchange Act. Certain of these individual actions assert additional claims, including claims under Section 18 of the Exchange Act, Sections 11, 12(a)(2) and 15 of the Securities Act, common law fraud, negligent misrepresentation and claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act. These claims are based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. The allegations in the complaints are similar to those made by plaintiffs in the putative class action. Motions to dismiss were filed in many of these individual actions and the Court has dismissed state law claims including New Jersey Racketeer Influenced and Corrupt Organizations Act, common law fraud and negligent misrepresentation claims in certain cases. On January 7, 2019, the Court entered a stipulation of voluntary dismissal in the Senzar opt-out action, closing the case. On September 10, 2019, the Court granted defendants’ motion to dismiss all claims in the Aly opt-out action. On October 9, 2019, the Aly Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. On June 16, 2021, the Court of Appeals granted plaintiffs’ appeal in the Aly action. This action has been remanded to the District Court. On June 19, 2020, the Court entered stipulations of voluntary dismissal in the Catalyst, Mississippi, Connecticut and Delaware actions. On July 13, 2020, the Court entered a stipulation of voluntary dismissal in the NYCERS action. On December 30, 2020, the Court entered a stipulation of voluntary dismissal in the BlueMountain action. On February 18, 2021, and March 10, 2021, the Court entered stipulations of voluntary dismissal in the T. Rowe, BloombergSen, Principal Funds, Pentwater, Lord Abbett, Equity Trustees and UC Regents actions. On April 30, 2021, the Court entered a stipulation of voluntary dismissal in the Florida SBA action. On July 20, 2021, the Court entered a stipulation of voluntary dismissal in the Janus action.
Discovery in the opt-out actions has concluded. Motions for summary judgment were filed on August 1, 2022. Trial dates have not been set in any of the opt-out actions.
The Company disputes the claims against it in the remaining individual opt-out complaints and intends to defend itself vigorously.
Canadian Securities Litigation
In 2015, six putative class actions were filed and served against the Company and certain current or former officers and directors in Canada in the provinces of British Columbia, Ontario and Quebec. The Company is also aware of two additional putative class actions that were filed with the applicable court but which have not been served on the Company and the factual allegations made in these actions are substantially similar to those outlined herein. These actions were captioned previously in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023.
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
On July 20, 2021, the Company entered into settlement agreements with the insurers in the 2015-2016 coverage period in which the Company agreed to resolve its claims for insurance coverage in connection with the U.S. Securities Litigation and the Canadian Securities Litigation and related opt-out litigation and related investigations matters described above. On that same day, the Company entered into settlement agreements with two of its insurers in the 2013-2014 coverage period in which the Company agreed to resolve its claims against those two insurers only for insurance coverage in connection with the Allergan Securities Litigation. As a result of all of the settlement agreements entered into with the insurers on July 20, 2021, the Company has received an aggregate sum of $213 million. The Company has resolved its insurance claims with respect to the Allergan Securities Litigation against the Hartford Fire Insurance Company but its claims against the remaining insurers in the 2013-2014 coverage period remain pending.
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
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain intellectual property litigation proceedings in the United States and Canada, including as arising from claims filed against the Company or by the Company (or that the Company anticipates filing within the required time periods) related to certain products sold by or on behalf of the Company, which may be in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers, where such products include Xifaxan® 200 mg and 550 mg, Arazlo®, Duobrii®, Lumify®, Nuvessa® and Trulance® in the United States and Jublia® in Canada
Xifaxan® Paragraph IV Proceedings
On February 17, 2020, the Company and Alfasigma S.p.A. (“Alfasigma”) received a Notice of Paragraph IV Certification from Norwich Pharmaceuticals Inc. (“Norwich”), in which Norwich asserted that the U.S. patents listed in the U.S. Food and Drug Administration (“FDA”)’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Norwich. The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Norwich’s ANDA for rifaximin tablets, 550 mg. Xifaxan® is protected by 27 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. Trial in this matter was held in March 2022. The court issued a final judgment on August 10, 2022, (the “Norwich Legal Decision”), finding that the U.S. Patents protecting the use of Xifaxan® (rifaximin) 550 mg tablets for the reduction in risk of hepatic encephalopathy (“HE”) recurrence valid and infringed and the U.S. Patents protecting the composition, and use of Xifaxan® for treating IBS-D invalid. The Norwich Legal Decision prevents FDA approval of Norwich’s 550 mg ANDA until October 2029. The Company appealed the Norwich Legal Decision to the U.S. Court of Appeals for the Federal Circuit on August 16, 2022. Following the Company’s appeal, Norwich claimed to have removed the HE indication from its existing ANDA and then filed a motion in the District Court requesting modification of the Norwich Legal Decision to permit the FDA to approve their ANDA before October 2029. The Company opposed this motion and awaits a decision on the motion from the District Court. In January 2023, the U.S. Patent Office issued U.S. Patent No. 11,564,912 (the “’912 Patent”) directed to IBS-D, which was then listed in the FDA’s Orange Book for Xifaxan®. On April 28, 2023, the Company received a new Notice of Paragraph IV Certification from Norwich asserting that claims of the ‘912 Patent are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use, or sale of Norwich’s generic rifaximin tablets, 550 mg, under the existing Norwich ANDA. Any suit brought against the existing Norwich ANDA under the ‘912 Patent is not believed to result in a new 30-month stay of approval. The Company remains confident in the strength of the Xifaxan® patents and intends to vigorously defend its intellectual property.
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
Trulance® Paragraph IV Proceedings
In April 2021, the Company commenced litigation against MSN Laboratories Private Ltd. (“MSN”) and Mylan Pharmaceuticals Inc., (“Mylan”) alleging patent infringement by MSN’s and Mylan’s filing of their ANDA for generic Trulance® (plecanatide) 3 mg tablets. This suit had been filed following receipt of a Notice of Paragraph IV Certification from each of MSN and Mylan, in which they had each asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Trulance® tablets, 3 mg, were invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of their respective generic plecanatide tablets, 3 mg. The filing of these suits triggered a 30-month stay of the approval of the MSN and Mylan ANDAs for plecanatide tablets.
In January 2023, the Company commenced litigation against Aurobindo Pharma Limited (“Auro”) alleging patent infringement by Auro’s filing of their ANDA for generic Trulance® (plecanatide) 3 mg tablets. This suit had been filed following receipt of a Notice of Paragraph IV Certification from Auro, in which it asserted that the U.S. patent listed in the FDA’s Orange Book for the Company’s Trulance® tablets, 3 mg, were invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of Auro’s generic plecanatide tablets, 3 mg. The filing of this suit triggered a 30-month stay of the approval of the Auro ANDA for plecanatide tablets.

The Company remains confident in the strength of the Trulance® patents and intends to vigorously pursue this matter and defend its intellectual property.
PreserVision® AREDS Patent Litigation
PreserVision® AREDS and PreserVision® AREDS 2 are over the counter eye vitamin formulas for those with moderate-to-advanced age-related degeneration (“AMD”). The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. Bausch & Lomb Incorporated (“B&L Inc.”) has filed patent infringement proceedings against 19 named defendants in 16 proceedings, claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. Twelve of these proceedings were subsequently settled; two resulted in a default. As of the date of this filing, there are two ongoing actions: (1) Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. ZeaVision LLC, C.A. No. 4:22-cv-00914-AGF (E.D. Mo.) and (2) Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. SBH Holdings LLC, C.A. No. 20-cv-01463-GBW-CJB (D. Del.). Bausch + Lomb remains confident in the strength of these patents and B&L Inc. intends to continue to vigorously pursue these matters and defend its intellectual property.
Patent Litigation against Certain Ocuvite and PreserVision
On June 22, 2021, ZeaVision, LLC (“ZeaVision”) filed a complaint for patent infringement against certain of the Ocuvite® and PreserVision® products in the Eastern District of Missouri (Case No. 4:21-cv-00739-RWS). On June 29, 2021, ZeaVision amended its complaint to assert a second patent against certain of the Ocuvite® and PreserVision® products. On November 16, 2021, ZeaVision filed an additional complaint for patent infringement to assert a third patent against certain of the PreserVision® products (Case No. 4:21-cv-01352-RWS). On March 1, 2022, the cases were consolidated. On March 10, 2022, the court granted Bausch + Lomb’s motion to stay all proceedings pending inter partes review. On July 8, 2022, ZeaVision filed a motion to partially lift the stay to allow Case No. 4:21-cv-00739-RWS to proceed, and this motion was denied. The Company disputes the claims and intends to vigorously defend this matter.
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
Following Acrux DDS’s IPR petition, the U.S. Patent and Trial Appeal Board (“PTAB”), in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia® (U.S. Patent No. 7,214,506 (the “‘506 Patent”)) and, on June 6, 2018, issued a written determination invalidating such patent. An appeal of this decision was filed on August 7, 2018. On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings. As a result of a settlement, a joint motion to terminate the proceedings was filed on November 12, 2020 and, on January 8, 2021, the PTAB granted this motion. The ‘506 Patent, therefore, remains valid and enforceable and expires in 2026. Jublia® is covered by sixteen Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2026 through 2035. In 2018, the Company received notices of the filing of a number of ANDAs with paragraph IV certification, and timely filed patent infringement suits against these ANDA filers, and, in addition, the Company has also commenced certain patent infringement proceedings in Canada. All cases in the U.S. regarding Jublia® have been settled. Three lawsuits are pending in Canada regarding Jublia® against Apotex Inc. and Pharmascience Inc.
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
Johnson & Johnson, through one or more subsidiaries, has purported to have completed a Texas divisional merger with respect to any talc liabilities at Johnson & Johnson Consumer, Inc. (“JJCI”). LTL Management, LLC (“LTL”), the resulting entity of the divisional merger, assumed JJCI’s talc liabilities and thereafter filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of North Carolina. Pursuant to court orders entered in November 2021, the case was transferred to the United States District Court for the District of New Jersey (the “Bankruptcy Court”), and substantially all cases related to Johnson & Johnson’s talc liability were stayed for a period of 60 days pursuant to a preliminary injunction. Notwithstanding the divisional merger and LTL’s bankruptcy case, the Company and its affiliates continue to have indemnification claims and rights against Johnson & Johnson and LTL pursuant to the terms of the indemnification agreement entered into between JJCI and its affiliates and the Company and its affiliates, which indemnification agreement remains in effect. As a result, it is the Company’s current expectation that it will not incur any material impairments with respect to its indemnification claims as a result of the divisional merger or the bankruptcy. In December 2021, certain talc claimants filed motions to dismiss the bankruptcy case. Shortly thereafter, LTL filed a motion in the Bankruptcy Court to extend the 60-day preliminary injunction. On February 25, 2022, the Bankruptcy Court entered orders denying the motions to dismiss and extending the preliminary injunction staying substantially all cases subject to the indemnification agreement related to Johnson & Johnson’s talc liability through at least June 29, 2022, which it later extended indefinitely. The order denying the motions to dismiss and the order extending the preliminary injunction were subject to appeal and the Bankruptcy Court certified their appeals directly to the United States Court of Appeals for the Third Circuit. On May 11, 2022, the Third Circuit granted authorization for the parties to proceed with their direct appeals. Oral argument before the Third Circuit was held on September 19, 2022. On January 30, 2023, a unanimous three-judge Third Circuit Court of Appeals panel issued its decision directing the Bankruptcy Court to dismiss LTL’s bankruptcy case, concluding that LTL was not in financial distress and could not file a bankruptcy case in good faith. LTL requested a rehearing and on March 22, 2023, the Third Circuit denied LTL’s rehearing request. Thereafter LTL moved for a stay of the mandate of the Third Circuit’s dismissal decision while LTL sought review by the Supreme Court. On March 31, 2023, the Third Circuit denied LTL’s stay motion. At that juncture, the Bankruptcy Court determined it appropriate to discontinue the proceedings pending there, and on April 4, 2023, entered orders dismissing the bankruptcy case and related adversary proceedings and terminating the preliminary injunction.

However, on April 4, 2023, LTL re-filed for chapter 11 in the Bankruptcy Court and again commenced an adversary proceeding seeking a preliminary injunction enjoining substantially all cases subject to the indemnification agreement. The Bankruptcy Court granted a temporary restraining order enjoining litigation against the “Protected Parties” including the Bausch entities. The Bankruptcy Court held a hearing on April 18, 2023, to consider the preliminary injunction, and on April 20, 2023, the Bankruptcy Court ordered a preliminary injunction solely on a limited basis to enjoin the commencement or continuation of any trial against any Protected Party (including the Bausch entities). The injunction does not enjoin the commencement of a new suit or any discovery or pre-trial activity in pending suits. The talc claimants have sought to have the decision certified for direct appeal to the Third Circuit. Additionally, the Bankruptcy Court will be ordering the parties to continue mediation, and will consider proposals for mediators, a Future Claims Representative, and a fee examiner at a hearing scheduled for May 3, 2023. On April 24, 2023, the talc claimants filed a motion to dismiss the newly filed Chapter 11 case and a hearing is scheduled for May 22, 2023. Meanwhile, LTL has stated that it intends to file a plan of reorganization by May 14, 2023.

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

General Civil Actions
U.S. Securities Litigation - New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, the Company and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in the Company’s common shares and debt securities who are also maintaining individual securities fraud claims against the Company and certain current or former officers and directors as part of the U.S. Securities Litigation. This action seeks a declaratory judgment that alleged transfers of certain Company assets to Bausch + Lomb would constitute a voidable transfer under the New Jersey Voidable Transactions Act and that Bausch + Lomb would be liable for damages, if any, awarded against the Company in the individual opt-out actions. The declaratory judgment action alleges that the future potential separation of Bausch + Lomb from the Company by distribution of Bausch + Lomb stock to the Company’s shareholders would leave the Company with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against the Company in the underlying individual opt-out actions and the Company disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Exchange Act, and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt out actions are made against the Company and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by the Company and/or failures to disclose information about the Company’s business and prospects including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, the Company and Bausch + Lomb removed the action to the U.S. District Court for the District of New Jersey. On April 29, 2022, Plaintiffs filed a motion to remand. On November 29, 2022, the District Court granted Plaintiffs’ remand motion and the case was remanded to the Superior Court. On December 8, 2022, Plaintiffs filed a proposed Order to Show Cause and motion for a preliminary injunction, and sought interim relief including expedited discovery. On December 13, 2022, the Court denied Plaintiffs’ proposed Order to Show Cause and stayed discovery pending the resolution of the Company and Bausch + Lomb’s forthcoming motions to dismiss, while instructing the Company to provide certain notice to Plaintiffs of the intended completion of the distribution referenced above under certain circumstances. On December 22, 2022, Plaintiffs filed an amended complaint which, among other things, added claims seeking injunctive relief. On January 11, 2023, the Company and Bausch + Lomb moved to dismiss the amended complaint. Briefing was complete on February 24, 2023, and the motion to dismiss was heard on March 3, 2023. On April 3, 2023, the court issued a decision granting in part and denying in part the motion to dismiss.

Both the Company and Bausch + Lomb dispute the claims in this declaratory judgment action and intend to vigorously defend this matter.
California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. Bausch Health US filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief; Appellees’ response briefs were filed on October 8, 2021. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the Bankruptcy Court in the LTL bankruptcy proceeding. This stay included Appellants’ reply brief deadline, which was previously due to be filed on or before December 2, 2021. On March 9, 2022, the Ninth Circuit issued an order extending the stay through July 29, 2022. On July 29, 2022, Johnson & Johnson filed a status report in the Gutierrez appeal, outlining the developments since the last status report and the imposition of the stay. Johnson & Johnson noted that following a July 26, 2022, hearing, the Bankruptcy Court left the preliminary injunction in place, and asked the Ninth Circuit to continue to stay this action while the bankruptcy preliminary injunction remained in place. On January 20, 2023, the Ninth Circuit extended the stay until February 17, 2023. On February 17, 2023, Johnson & Johnson requested the court afford it sixty (60) days – until April 18, 2023, or seven (7) days following any lifting of the LTL Bankruptcy Court’s preliminary injunction – whichever comes earliest – to provide an additional status report about the bankruptcy proceeding and the Third Circuit dismissal for which LTL has requested a rehearing. On April 7, 2023, Johnson & Johnson Consumer Inc. filed a status report regarding the bankruptcy proceeding advising the Court of the dismissal of the prior bankruptcy proceeding and the filing of the second bankruptcy proceeding, as well as the preliminary injunction and stay order, and requesting the stay of the appeal remain in place until May 10, 2023. The Ninth Circuit has not yet acted on that request.
The Company and Bausch Health US dispute the claims against them and intend to defend this lawsuit vigorously.
New Mexico Attorney General Consumer Protection Action
The Company and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v. Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer, Inc., the Company and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. In April 2020, Bausch Health US filed a motion to dismiss, which in September 2020, the Court granted in part as to the New Mexico Medicaid Fraud Act and New Mexico Fraud Against Taxpayers Act claims and denied as to all other claims. The State of New Mexico brings claims against all defendants under the New Mexico Unfair Practices Act and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit seeks to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. Bausch Health US filed its answer on November 16, 2020. On December 30, 2020 Johnson & Johnson filed a Motion for Partial Judgment on the Pleadings and on January 4, 2021, Bausch Health US filed a joinder to that motion, which was denied on March 8, 2021. Trial was scheduled to begin on May 30, 2023, until the case was stayed by an interlocutory appeal to the New Mexico Supreme Court by Johnson & Johnson.
On July 14, 2022, LTL filed an adversary proceeding in the Bankruptcy Court (Case No. 21-30589, Adv. Pro. No. 22-01231) against the State of New Mexico ex rel. Hector H. Balderas, Attorney General, and a motion seeking an injunction barring the New Mexico Attorney General from continuing to prosecute the action while the bankruptcy case is pending. A hearing was held on September 14, 2022, and on October 4, 2022, the Bankruptcy Court entered an order granting the injunction. The New Mexico and Mississippi Attorneys General appealed the order granting the preliminary injunction and sought direct appeal to the Third Circuit. The Bankruptcy Court certified the matter for direct appeal to the Third Circuit Court of Appeals. Following the Third Circuit’s decision requiring dismissal of the main bankruptcy proceeding, and its subsequent denials of LTL’s requests for a rehearing or a stay pending disposition by the Supreme Court, on April 4, 2023, the Bankruptcy Court entered orders dismissing the bankruptcy case and related adversary proceedings. However, also on April 4, 2023, LTL re-filed for chapter 11 in the Bankruptcy Court and again sought a preliminary injunction, though it does not currently include this lawsuit. The Bankruptcy Court did not grant the broad preliminary injunction requested and, instead, issued a preliminary injunction solely on a limited basis to enjoin the commencement or continuation of any trial against any Protected Party. However, this action remains stayed due to a separate September 13, 2022, stay order from the New Mexico Supreme Court in a pending appeal from a Motion to Compel filed by Johnson & Johnson. Accordingly, at this time this matter remains stayed pending the outcome of that appeal.
The Company and Bausch Health US dispute the claims against them and intend to defend this lawsuit vigorously.
Other General Civil Actions
Litigation with Former Salix CEO
On January 28, 2019, former Salix Ltd. CEO and director Carolyn Logan filed a lawsuit in the Delaware Court of Chancery, asserting claims for breach of contract and declaratory relief. On November 19, 2021, Logan amended her complaint to add a claim for breach of the implied covenant of good faith and fair dealing. The lawsuit arises out of the contractual termination of approximately $30 million in unvested equity awards following the determination by the Salix Ltd. Board of Directors that Logan intentionally engaged in wrongdoing that resulted, or would reasonably be expected to result, in material harm to Salix Ltd., or to the business or reputation of Salix Ltd. Logan seeks the restoration of the unvested equity awards and a declaration regarding certain rights related to indemnification. On June 20, 2019, the Court entered an order staying the claim for declaratory relief pending the final resolution of the breach of contract claim. Trial is scheduled to commence on September 11, 2023.
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
18.SEGMENT INFORMATION
Reportable Segments
The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represented approximately 80% of the Salix segment’s revenues.
•The International segment consists of sales, with the exception of sales of Bausch + Lomb products and Solta Medical aesthetic medical devices, outside the U.S. and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical products and OTC products.
•The Solta Medical segment consists of global sales of Solta Medical aesthetic medical devices.
•The Diversified (formerly Diversified Products) segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) dermatology products, (iii) generic pharmaceutical products and (iv) dentistry products.
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Ophthalmic Pharmaceuticals products.
Segment profit is based on operating income after the elimination of intercompany transactions, including between Bausch + Lomb and other segments. Certain costs, such as Amortization of intangible assets, Asset impairments, Goodwill impairments, Restructuring, integration, separation and IPO costs and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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

Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Revenues:
Salix	$496	$464
International	247	244
Solta Medical	73	72
Diversified	197	249
Bausch + Lomb	931	889
	$1,944	$1,918
Segment profits:
Salix	$314	$322
International	77	91
Solta Medical	36	35
Diversified	107	158
Bausch + Lomb	211	206
	745	812
Corporate	(251)	(194)
Amortization of intangible assets	(273)	(310)
Asset impairments	(13)	(8)
Restructuring, integration, separation and IPO costs	(10)	(13)
Other expense, net	(23)	(2)
Operating income	175	285
Interest income	6	2
Interest expense	(307)	(362)
Foreign exchange and other	(10)	(7)
Loss before income taxes	$(136)	$(82)

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
	Three Months Ended March 31, 2023
Pharmaceuticals	$496	$57	$—	$162	$108	$823
Devices	—	—	73	—	406	479
OTC	—	39	—	2	353	394
Branded and Other Generics	—	138	—	27	61	226
Other revenues	—	13	—	6	3	22
	$496	$247	$73	$197	$931	$1,944

	Three Months Ended March 31, 2022
Pharmaceuticals	$464	$58	$—	$205	$107	$834
Devices	—	—	72	—	386	458
OTC	—	38	—	2	336	376
Branded and Other Generics	—	133	—	36	54	223
Other revenues	—	15	—	6	6	27
	$464	$244	$72	$249	$889	$1,918
The top ten products for the three months ended March 31, 2023 and 2022 represented 48% and 47% of total revenues for the three months ended March 31, 2023 and 2022, respectively.
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
U.S. and Puerto Rico	$1,111	$1,115
China	88	103
Canada	84	78
Poland	75	76
Mexico	69	61
France	57	57
Japan	50	51
Germany	43	45
United Kingdom	30	28
Russia	34	25
Spain	22	21
Italy	21	20
South Korea	22	19
Other	238	219
	$1,944	$1,918

Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Three Months Ended March 31,
	2023	2022
AmerisourceBergen Corporation	19%	18%
McKesson Corporation (including McKesson Specialty)	14%	14%
Cardinal Health, Inc.	13%	13%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” “Bausch Health,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries, taken together. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning of applicable Canadian securities laws (collectively “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K filed on February 23, 2023. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.
OVERVIEW
We are a global, diversified specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of gastroenterology (“GI”), hepatology, neurology and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and aesthetic medical devices, and, through our approximately 89% ownership of Bausch + Lomb Corporation (“Bausch + Lomb”), branded, and branded generic pharmaceuticals, OTC products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment) in the therapeutic areas of eye health. Our products are marketed directly or indirectly in approximately 100 countries.
Our portfolio of products falls into five reportable segments: (i) Salix, (ii) International, (iii) Solta Medical, (iv) Diversified (formerly Diversified Products) and (v) Bausch + Lomb. The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represented approximately 80% of the Salix segment’s revenues.
•The International segment consists of sales, with the exception of sales of Bausch + Lomb products and Solta Medical aesthetic medical devices, outside the U.S. and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical products and OTC products.
•The Solta Medical segment consists of global sales of Solta Medical aesthetic medical devices.
•The Diversified segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) Dermatology (formerly Ortho Dermatologics) products, (iii) generic pharmaceutical products and (iv) dentistry products.
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Ophthalmic Pharmaceuticals products.
For additional discussion of our reportable segments, see the subsection “ — Segment Revenues and Profits” of Note 18, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements.
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Ophthalmic Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb

Corporation (“Bausch + Lomb” or “B+L”) from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). On May 5, 2022, the registration statement related to the initial public offering of Bausch +Lomb (the “B+L IPO”) was declared effective, and B+L’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, B+L was an indirect wholly-owned subsidiary of Bausch Health. On May 10, 2022, a wholly owned subsidiary of the Bausch Health sold 35,000,000 common shares of B+L pursuant to the B+L IPO. Upon the closing of the B+L IPO and after giving effect to the subsequent partial exercise of the over-allotment option by the underwriters, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 89% of B+L’s outstanding common shares as of the date of this filing.
We continue to believe that completing the B+L Separation makes strategic sense. The completion of the B+L Separation is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals. We continue to evaluate all relevant factors and considerations related to the B+L Separation, including the effect of the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements) on the B+L Separation.
The B+L Separation, if consummated, will result in two separate, independent companies:
•Bausch Health excluding Bausch + Lomb - a diversified pharmaceutical company with leading positions in gastroenterology, hepatology, dermatology, neurology and international pharmaceuticals, and aesthetic medical devices. The remaining pharmaceutical entity will comprise a diversified portfolio of our leading durable brands across the Salix, International, dentistry, neurology, medical dermatology and generics, and aesthetic medical devices businesses; and
•Bausch + Lomb - a fully integrated eye health company built on the iconic Bausch + Lomb brand and long history of innovation.
As independent entities, management believes that each company will be better positioned to individually focus on its core businesses to drive additional growth, more effectively allocate capital and better manage its respective capital needs. Further, the B+L Separation will allow us and the market to compare the operating results of each entity with other peer companies. Although management believes the B+L Separation will unlock value, there can be no assurance that it will be successful in doing so.
See Item 1A. “Risk Factors — Risk Relating to the B+L Separation” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC and the CSA on February 23, 2023, for additional risks relating to the B+L Separation.
Focus on Value and Core Businesses
We continue to execute on a multi-year plan designed to transform and bring out value in our Company, which includes focus on, among other factors, our: product portfolio, infrastructure, geographic footprint, capital structure and risk management. We believe that these and other actions we have taken have helped to focus our operations and improve our capital structure.
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
Effectively Managing Our Capital Structure
At the time of our announcement of the B+L Separation, we emphasized that it is important that the post-separation entities be well capitalized, with appropriate leverage and with access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth. Therefore, we see the appropriate capitalization and leverage of these businesses post-separation as a key to maximizing value across our portfolio of assets and, as such, it is a primary objective of our plan of separation. For additional details on the B+L Separation, see “Separation of the Bausch + Lomb Eye Health Business” in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our unaudited interim Condensed Consolidated Financial Statements.
Managing Our Capital Structure in 2022
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
•On May 10, 2022:
•The B+L IPO closed, with aggregate net proceeds (including the partial exercise of the over-allotment option by the underwriters), after deducting underwriting commissions, of approximately $675 million.
•The Company entered into the 2022 Amended Credit Agreement as defined and discussed in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements. The 2022 Amended Credit Agreement consists of new term loans of $2,500 million and a revolving credit facility of $975 million.
•Bausch + Lomb entered into the B+L Credit Agreement, as defined and discussed in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements. The B+L Credit Agreement provides for a five-year term loan facility in an initial principal amount of $2,500 million and also provides for a five-year revolving credit facility of $500 million.
The net proceeds from these transactions, along with cash on hand, allowed us to: (i) repay certain amounts outstanding under our then existing June 2025 Term Loan B Facility and November 2025 Term Loan B Facility (each as defined and discussed in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements, (ii) replace our existing revolving credit facility which was due to mature in 2023, with revolving credit facilities that mature in 2027, (iii) redeem in full all of our then outstanding 6.125% Senior Unsecured Notes due 2025 (the “April 2025 Unsecured Notes”) and (iv) replace our then remaining amounts outstanding under our June 2025 Term Loan B Facility and November 2025 Term Loan B Facility with term loan facilities that were to expire in 2027.
Early Extinguishment of Debt - During 2022, through a series of transactions we repurchased and retired outstanding senior unsecured notes with an aggregate par value of $927 million in the open market for approximately $550 million using: (i) the net proceeds from the partial exercise of the over-allotment option in the B+L IPO by the underwriters, after deducting underwriting commissions, (ii) amounts available under our revolving credit facility and (iii) cash on hand.
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
Maturities of our principal balances of debt obligations as of March 31, 2023 were as follows:

(in millions)	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter	Total
Total debt obligations	$113	$150	$2,789	$891	$6,962	$4,990	$3,202	$19,097
We believe these transactions improve our overall capitalization and leverage.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements and “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” below for additional discussion of these matters. Cash requirements for future debt repayments including interest can be found in “— Liquidity and Capital Resources — Off-Balance Sheet Arrangements and Contractual Obligations.”
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
Direct Capital Allocation to Drive Growth Within Our Core Businesses
Our capital allocation is also driven by our long-term growth strategies. We allocate resources to promote our core businesses globally through: (i) strategic acquisitions, (ii) research and development (“R&D”) investment, (iii) strategic licensing agreements and (iv) strategic investments in our infrastructure. We believe that the outcome of this process allows us to better drive value in our product portfolio and generate operational efficiencies.
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
As of March 31, 2023, we had approximately 100 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
Gastrointestinal
•Rifaximin -
◦Two global Phase 3 studies for the use of a rifaximin soluble solid dispersion (“SSD”) formulation for the prevention of overt hepatic encephalopathy (“OHE”) in patients with early decompensation in liver cirrhosis (RED-C) have commenced and are actively enrolling. Based on the top line results of a Phase 2 study, patients receiving 40 mg twice daily showed a statistically significant separation from placebo. We have completed scientific advisory meetings with the Medicines Evaluation Board in the Netherlands and with Health Canada, with plans to meet with authorities in Japan and China later this year.
◦Recently received orphan drug designation for sickle cell disease. A phase 2 study with novel dosage formulation is currently enrolling patients for the treatment of sickle cell disease.
◦Development of a fit for purpose Patient Reported Outcomes tool for small intestinal bacterial overgrowth, or “SIBO”, is continuing in 2023 and will be validated in an upcoming clinical trial.
•Amiselimod (S1P modulator) - A Phase 2 study to evaluate Amiselimod (S1P modulator) for the treatment of mild to moderate ulcerative colitis is actively enrolling and is expected to finish later in 2023.

Solta Medical
•Clear + Brilliant® Touch - Next generation Clear + Brilliant® laser designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths with submissions in Europe and Canada planned in 2024, and in Asia Pacific markets in 2025. Also, Next Generation Fraxel®, a fractionated laser device for skin resurfacing is planned for FDA submission later in 2023.
Dermatology
•Internal Development Project (“IDP”) 120 - An acne product with a fixed combination of mutually incompatible ingredients: benzoyl peroxide and tretinoin. Phase 3 clinical studies have been completed and met the primary endpoints. We are currently evaluating next steps for this project.
•IDP-126 - An acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. The FDA has accepted our New Drug Application (“NDA”) with an October 20, 2023 Prescription Drug User Fee Act (“PDUFA”) date. We also have plans for a Canada submission in the second quarter of 2023.
Bausch + Lomb
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. To date, SiHy Daily has been launched in approximately 25 countries, under the branded name INFUSE®, Ultra® ONE DAY and AQUALOX® ONE DAY. Bausch + Lomb plans to launch its SiHy Daily lenses into additional countries throughout 2023 and expects to launch a multi-focal and toric lens in 2023 and 2024, respectively.
•LUMIFY® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. To date, Bausch + Lomb has launched and acquired the right to launch Lumify® in various countries. Bausch + Lomb also has several innovative new line extension formulations under development, including Lumify® Eye Illuminations which, Bausch + Lomb expects to launch soon, Lumify Preservative Free, for which an NDA is expected to be submitted to the FDA during 2023 and Lumify® Allergy, for which an NDA is expected to be submitted to the FDA during 2024.
•Bausch + Lomb is expanding its portfolio of premium intraocular lenses (“IOL”) built on the enVista® platform with AspireTM (Monofocal Plus), EnvyTM Trifocal and BEYONDTM (extended depth of focus (“EDOF”)) optical designs with two options: non-Toric and Toric for astigmatism patients. Bausch + Lomb expects that they will be commercialized together with a new preloaded EyeGility inserter. Bausch + Lomb anticipates launching Monofocal Plus, Trifocal and EDOF optical designs for presbyopia in the U.S. in 2023, 2024 and 2025/2026, respectively.
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
During January 2023, Bausch + Lomb acquired AcuFocus, Inc., an ophthalmic medical device company that has delivered small aperture intraocular technology to address the diverse unmet needs in eye care. The IC-8® Apthera™ IOL was approved by the FDA in July 2022 as the first and only small aperture non-toric EDOF IOL for certain cataract patients who have as much as 1.5 diopters of corneal astigmatism and wish to address presbyopia at the same time. Bausch + Lomb believes the IC-8® Apthera™ EDOF IOL will bolster its surgical portfolio by enhancing the IOL offerings, which is a strategic area of focus for Bausch + Lomb.

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
Cash-pay Prescription Program - The cash-pay program was adopted to address the affordability and availability of certain branded dermatology products, when insurers and pharmacy benefit managers are no longer offering those branded prescription pharmaceutical products under their designated pharmacy benefit offerings. This program is currently limited to a select group of our brands and offered through our unique telemedicine platform which allows for patients to choose direct delivery to their home or to use a pharmacy of their choice. This program is designed to connect patients with dermatologists and provide patients both a predictable customer experience and a predictable cost for their dermatology health care needs.
Walgreens Fulfillment Arrangements - Under our brand fulfillment arrangement with Walgreen Co. (“Walgreens”), we make certain dermatology and ophthalmology products available to eligible patients through patient access and co-pay assistance programs at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies.
Invest in Sustainable Growth Drivers to Position us for Long-Term Growth
We are constantly challenged by the changing dynamics of our industry to innovate and bring new products to market. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products and other corporate investments to innovate within our core businesses where we believe we can be most profitable and where we aim to be an industry leader.
We believe that we have a well-established product portfolio that is diversified within our core businesses and provides a sustainable revenue stream to fund our operations. We continue to make strategic investments to drive revenue growth and build our R&D pipeline to ultimately bring products that serve patient needs. We believe we have a robust pipeline that not only provides for the next generation of our existing products but is also poised to bring new products to market. To that end, we have identified key growth drivers across all our business segments and where we see significant opportunity.
Focus on Core Business in 2023
We remain focused on growth, through innovation increasing the size, breadth and depth of our product pipeline through R&D and strategic business development.
Our key investment priorities for 2023 are as follows:
Salix - We believe in our GI product portfolio and we have implemented initiatives, including increasing our marketing investment in Xifaxan®, to further capitalize on the value of the infrastructure we have built around these products to extend our market share. We are increasing our investment in Xifaxan® direct-to-consumer (“DTC”) advertising and new sales force capabilities. We also continue to invest in our product line. Our rifaximin SSD formulation, is under development for the prevention of OHE and other complications in patients with early decompensation in liver cirrhosis (RED-C). The drug candidate is administered orally, and is a next-generation rifaximin formulation that acts by targeting beta-subunit of bacterial DNA-dependent RNA polymerase.
International - Our International product portfolio consists of several new launches including Ryaltris® for moderate to severe seasonal allergic rhinitis and Uceris®, an aerosol foam for distal ulcerative colitis in Canada. We are also pursuing opportunities in the dermatology markets globally for products that address acne, atopic dermatitis, psoriasis and onychomycosis. To address these and other opportunities we continue to invest in the training and expansion of our sales and marketing teams.
Solta Medical - More than 70% of our Solta Medical business revenues come from consumables, which we believe results in a durable business model. We continue to invest in expanding our presence in key markets, including broadening the reach of our DTC campaigns in the U.S., the expansion of Thermage® FLX and the strengthening of our sales force in the U.S. and Europe.

Diversified - We continue to seek out ways to bring out value in our promoted and nonpromoted products within our Diversified portfolios. In 2023 we anticipate making additional investments in the marketing and advertising of Aplenzin® as the only approved major depressive disorder product for Seasonal Affective Disorder, and also expanding our consumer awareness campaign for Jublia®. In addition, in support of our established acne product portfolio we also have a project in our pipeline, IDP-126, which is a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. The FDA has accepted our NDA with an October 20, 2023 PDUFA date. In our generics portfolio, we are focused on effectively managing this portfolio of non-promoted products. In our Dentistry business, we are increasing our investments in Arestin® direct to patient activation and awareness campaigns.
Business Trends
In addition to the actions previously outlined, the events described below have affected and may affect our business trends. The matters discussed in this section contain forward-looking statements. Please see “Forward-Looking Statements” at the end of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity and sanctions against Russia, Belarus and specific areas of Ukraine have continued, the war has increasingly affected economic and global financial markets and exacerbated ongoing economic challenges, including issues such as high levels of inflation and global supply-chain disruption.
Our revenues attributable to Russia, Ukraine and Belarus, in the aggregate, were approximately $37 million and $29 million for three months ended March 31, 2023 and 2022, respectively. The Company does not have any research or manufacturing facilities in Russia, Ukraine or Belarus. To date, the Russia-Ukraine war has not had a material impact on our business, however we are not able to determine the ultimate future direct or indirect impacts this war may have on our business.
For a further discussion of these and other risks relating to our international business, see Item 1A. “Risk Factors — Risk Relating to the Russia and Ukraine conflict” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC and the CSA on February 23, 2023.
COVID-19 Update
During 2022, the outbreak of the omicron variant in China resulted in government enforced lockdowns and other social restrictions, which impacted our ability to conduct business as usual in certain regions in China, particularly Shanghai. The lockdowns in China had impacted the demand for certain products, particularly B+L’s Vision care and our Solta Medical products, as shelter in place orders limited the demand and need for the use of contact lenses and related products as well as for aesthetic medical treatments. Additionally, government enforced lockdowns caused certain businesses to suspend operations, creating distribution and other logistic issues for the distribution of our products and the sourcing for a limited number of raw materials. These lockdowns began to ease during the fourth quarter of 2022 and our revenues in China for the three months ended March 31, 2023 and 2022 were $88 million and $103 million, respectively, a decrease of $15 million. To date, we have dealt with these issues in China with only a minimal impact on our manufacturing and distribution processes and we continue to monitor the impact of COVID-19 on all aspects of our business.
For a further discussion of these and other COVID-19 related risks, see Item 1A. “Risk Factors — Risk Relating to COVID-19” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC and the CSA on February 23, 2023.
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
We continually review newly enacted and proposed U.S. federal and state legislation, as well as proposed rule-making and guidance published by the U.S. Department of Health and Human Services, the FDA, and applicable foreign governments in locations in which we operate; however, at this time, it is unclear the effect these matters may have on our businesses.

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
2023 through 2027 LOE Branded Products - Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified branded products that we believe could begin facing potential LOE and/or generic competition in the U.S. during the years 2023 through 2027. These products and year of expected LOE include, but are not limited to, Aplenzin® (2026), Bryhali® (2026), Noritate® (2023), Onexton® (2023), Prolensa® (2023), Uceris® Foam (2023) and Xerese® (2023). These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
In addition, for a number of our products (including Xifaxan® 550 mg, Arazlo®, Duobrii®, Trulance® and Lumify® in the U.S. and Jublia® in Canada), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products.
See Note 17, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements elsewhere in this Form 10-Q, as well as Note 20, “LEGAL PROCEEDINGS” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC and the CSA on February 23, 2023 for further details regarding certain infringement proceedings.
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
See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC and the CSA on February 23, 2023, for additional information on our competition risks.
Regulatory Matters
In the normal course of business, our products, devices and facilities are the subject of ongoing oversight and review by regulatory and governmental agencies, including general, for cause and pre-approval inspections by the relevant competent authorities where we have business operations. In August 2022, we received a non-compliant rating from Health Canada related to our pharmaceutical manufacturing facility in Laval, Quebec. This rating was received without any restrictive conditions on plant operations so the production of important treatments for Canadians and for export was able to continue without interruption. A subsequent inspection of the Laval facility by Health Canada during March 2023 resulted in the issuance of a compliant rating.

Through the date of this filing, all of our global operations and facilities have the relevant operational good manufacturing practices certificates and all Company products and all operating sites are in good compliance standing with all relevant notified bodies and global health authorities. Further, all sites under FDA jurisdiction are rated as either No Action Indicated (where there was no Form 483 observation) or Voluntary Action Indicated (“VAI”) (where there was a Form 483 with one or more observations). In the case of VAI inspection outcomes, the FDA has accepted our responses to the issues cited, which will be verified when the agency makes its next inspection of those specific facilities.
FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides selected unaudited financial information for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022	Change
Revenues	$1,944	$1,918	$26
Operating income	$175	$285	$(110)
Loss before income taxes	$(136)	$(82)	$(54)
Net loss attributable to Bausch Health Companies Inc.	$(201)	$(69)	$(132)
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.55)	$(0.19)	$(0.36)
Financial Performance
Summary of the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Revenues for the three months ended March 31, 2023 and 2022 were $1,944 million and $1,918 million, respectively, an increase of $26 million, or 1%. The increase was primarily due to growth in: (i) the Bausch + Lomb segment driven by improved net pricing and higher volumes and (ii) the Salix segment driven by higher volumes partially offset by: (i) lower revenues in our Diversified segment and (ii) the unfavorable impact of foreign currencies, primarily in Europe and Asia.
Operating income for the three months ended March 31, 2023 and 2022 was $175 million and $285 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $319 million and $352 million, Asset impairments of $13 million and $8 million and Share-based compensation of $41 million and $32 million, respectively. The decrease in our operating results of $110 million reflects, among other factors:
•a decrease in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $5 million;
•an increase in selling, general and administrative (“SG&A”) of $103 million primarily attributable to: (i) higher compensation expenses, (ii) higher advertising and promotion expenses and (iii) certain administrative expenses, partially offset by the favorable impact of foreign currencies;
•an increase in R&D expenses of $16 million primarily attributable to higher spend on certain Salix projects;
•a decrease in Amortization of intangible assets of $37 million primarily attributable to fully amortized intangible assets no longer being amortized in 2023;
•an increase in Asset impairments of $5 million during the three months ended March 31, 2023; and
•an unfavorable change in Other expense, net of $21 million, primarily attributable to adjustments to reflect changes in estimates of the liability for Acquisition-related contingent consideration.
Loss before income taxes for the three months ended March 31, 2023 and 2022 was $136 million and $82 million, respectively, an increase of $54 million. The increase in our Loss before income taxes is primarily attributable to the decrease in our operating results of $110 million, as previously discussed, partially offset by a decrease in Interest expense of $55 million. The decrease in interest expense is due to the impact of the accounting treatment for a portion of interest payments on the New Secured Notes, which reduced reported interest expense by $74 million relative to contractual interest cost.
Net loss attributable to Bausch Health for the three months ended March 31, 2023 and 2022 was $201 million and $69 million, respectively, an increase of $132 million. This was primarily due to the increase in our Loss before income taxes of $54 million as previously discussed, and an unfavorable change in income taxes of $89 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022	Change
Revenues
Product sales	$1,922	$1,891	$31
Other revenues	22	27	(5)
	1,944	1,918	26
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	572	536	36
Cost of other revenues	10	15	(5)
Selling, general and administrative	725	622	103
Research and development	143	127	16
Amortization of intangible assets	273	310	(37)
Asset impairments	13	8	5
Restructuring, integration, separation and IPO costs	10	13	(3)
Other expense, net	23	2	21
	1,769	1,633	136
Operating income	175	285	(110)
Interest income	6	2	4
Interest expense	(307)	(362)	55
Foreign exchange and other	(10)	(7)	(3)
Loss before income taxes	(136)	(82)	(54)
(Provision for) benefit from income taxes	(73)	16	(89)
Net loss	(209)	(66)	(143)
Net loss (income) attributable to noncontrolling interest	8	(3)	11
Net loss attributable to Bausch Health Companies Inc.	$(201)	$(69)	$(132)
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Revenues
The Company’s revenues are primarily generated from product sales, primarily in the therapeutic areas of GI, hepatology, neurology, dermatology and eye health, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetic medical devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue which is derived primarily from contract manufacturing for third parties and which is not material.
Our revenues were $1,944 million and $1,918 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $26 million, or 1%. The increase was primarily due to: (i) an increase in volumes of $78 million in the Salix, Bausch + Lomb and Solta Medical segments and (ii) incremental sales attributable to acquisitions of $2 million, partially offset by: (i) the unfavorable impact of foreign currencies of $40 million, primarily in Europe and Asia, (ii) a decrease in net realized pricing of $9 million and (iii) the impact of divestitures and discontinuations of $5 million.
The changes in our segment revenues and segment profits for the three months ended March 31, 2023, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits.”

Cash Discounts and Allowances, Chargebacks and Distribution Fees
As is customary in the pharmaceutical industry, gross product sales are subject to a variety of deductions in arriving at net product sales. Provisions for these deductions are recognized concurrently with the recognition of gross product sales. These provisions include cash discounts and allowances, chargebacks, and distribution fees, which are paid or credited to direct customers, as well as rebates and returns, which can be paid or credited to direct and indirect customers. As more fully discussed in Note 3, “REVENUE RECOGNITION” to our unaudited interim Condensed Consolidated Financial Statements, the Company continually monitors the provisions for these deductions and evaluates the estimates used as additional information becomes available. Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory on hand at the wholesalers. In wholesaler contracts, such credits are offset against the total distribution service fees we pay on all of our products to each such wholesaler. In addition, some payor contracts require discounting if a price increase or series of price increases in a contract period exceeds a negotiated threshold. Provision balances relating to amounts payable to direct customers are netted against trade receivables and balances relating to indirect customers are included in accrued liabilities.
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023		2022
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,293	100.0%	$3,147	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	139	4.2%	134	4.3%
Returns	42	1.3%	19	0.6%
Rebates	664	20.2%	581	18.5%
Chargebacks	465	14.1%	471	15.0%
Distribution fees	61	1.9%	51	1.6%
Total provisions	1,371	41.7%	1,256	40.0%
Net product sales	1,922	58.3%	1,891	60.0%
Other revenues	22		27
Revenues	$1,944		$1,918
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 41.7% and 40.0% for the three months ended March 31, 2023 and 2022, respectively, an increase of 1.7 percentage points due primarily to the following factors:
•returns were higher primarily due to reductions in the estimates of variable consideration for sales returns related to past sales in 2022. The Company continues to focus on maximizing operational efficiencies and actions to reduce product returns, including, but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving the sales return experience;
•rebates as a percentage of gross product sales were higher primarily due to an increase in gross product sales and higher rebate rates for certain branded products such as Xifaxan®, Trulance®, Arazlo® and Jublia®, partially offset by lower gross product sales for certain branded products such as Retin-A® Microsphere .06%, Retin-A® Microsphere .08% and Duobrii®;
•chargebacks as a percentage of gross product sales were lower primarily due to lower gross product sales of certain generic products such as Nifediac and certain branded generics such as Apriso® AG, Targretin® AG and Cuprimine® AG. These decreases were partially offset by: (i) increased gross product sales of our GI products Glumetza® SLX, Xifaxan® and Trulance® and (ii) higher chargeback rates for certain generics and branded generics; and

•distribution service fees as a percentage of gross product sales were higher primarily due to higher gross product sales of Xifaxan®. Price appreciation credits are offset against distribution service fees when due to wholesalers. There were no price appreciation credits for the three months ended March 31, 2023 and 2022.
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
Cost of goods sold was $572 million and $536 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $36 million, or 7%. The increase was primarily driven by the increase in volumes as previously discussed, partially offset by: (i) lower unfavorable manufacturing variances and (ii) the favorable impact of foreign currencies.
Cost of goods sold as a percentage of product sales revenue were 29.8% and 28.3% for the three months ended March 31, 2023 and 2022, respectively, an increase of 1.5 percentage points. Cost of goods sold as a percentage of product sales revenue was unfavorably impacted by: (i) changes in product mix, (ii) inflationary pressures and (iii) lower net realized pricing, as discussed above, partially offset by: (i) lower unfavorable manufacturing variances and (ii) the favorable impact of foreign currencies.
Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs. The Company has incurred, and expects to continue to incur incremental costs with respect to the B+L Separation. During 2022, the Company also incurred incremental costs indirectly related to the suspended Solta IPO. These separation-related and IPO-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification.
SG&A expenses were $725 million and $622 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $103 million, or 17%. The increase was primarily attributable to higher: (i) advertising and promotion, (ii) compensation and (iii) certain administrative expenses, due in part to incremental costs associated with the separation of certain functions in connection with the B+L Separation. These increases were partially offset by: (i) lower separation-related and IPO-related costs and (ii) the favorable impact of foreign currencies.
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
R&D expenses were $143 million and $127 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $16 million, or 13%. The increase was primarily attributable to higher spend on certain Salix projects. R&D expenses as a percentage of Product sales were approximately 7% for each of the three months ended March 31, 2023 and 2022.

Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 1 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $273 million and $310 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $37 million. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2023.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our intangible assets.
Asset impairments
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment charges associated with these assets are included in Asset impairments in the Condensed Consolidated Statements of Operations. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present. The Company estimates the fair values of long-lived assets with finite lives using an undiscounted cash flow model which utilizes Level 3 unobservable inputs. The undiscounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, selling, general and administrative expenses and research and development expenses.
Asset impairments were $13 million and $8 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $5 million. Asset impairments for the three months ended March 31, 2023 of $13 million was related to $8 million, in aggregate, attributable to certain trade names no longer in use and $5 million, related to the discontinuance of a certain product line. Asset impairments for the three months ended March 31, 2022 were $8 million due to discontinuances and decreases in the forecasted sales of certain product lines.
Uceris® Foam - On April 12, 2023, the FDA approved an ANDA, submitted by a competitor, for a budesonide (a steroid (cortisone-like) medicine) foam to help treat mild to moderate active ulcerative colitis. This product is a generic version of our Uceris® Foam product. Revenues for our branded Uceris® Foam product were $2 million for the three months ended March 31, 2023 and $6 million and $7 million for the years 2022 and 2021, respectively. As of March 31, 2023, our intangible assets associated with Uceris® Foam have a net book value of approximately $45 million. We continue to evaluate the potential impacts of this generic entrant on our business strategy for our Uceris® Foam product. It is possible that any changes to our business strategy and related forecast for this product could result in impairment charges in one or more future periods, and such charges could be material.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, Integration, Separation and IPO Costs
Restructuring, integration, separation and IPO costs were $10 million and $13 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $3 million.
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
Restructuring and integration costs were $9 million and $3 million for the three months ended March 31, 2023 and 2022, respectively. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation and IPO Costs
The Company has incurred, and expects to continue to incur costs associated with activities relating to the B+L Separation. In 2022, the Company also incurred costs associated with activities relating to the Solta IPO, which was suspended in June 2022. These B+L Separation and Solta IPO activities include: (i) separating the Bausch + Lomb and, in 2022, Solta Medical businesses from the remainder of the Company, (ii) completing the B+L IPO and, in 2022, preparing for the suspended Solta IPO and (iii) the actions necessary for Bausch + Lomb to become an independent publicly traded entity. Separation and IPO costs are incremental costs directly related to the ongoing B+L Separation and, in 2022, the suspended Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for the Bausch + Lomb. Separation and IPO costs were $1 million and $10 million for the three months ended March 31, 2023 and 2022, respectively. The extent and timing of future charges of these costs to complete the B+L Separation cannot be reasonably estimated at this time and could be material.
See Note 5, “RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.
Other expense, net
Other expense, net for the three months ended March 31, 2023 and 2022 consists of the following:

	Three Months Ended March 31,
(in millions)	2023	2022
Litigation and other matters	$(8)	$(1)
Acquisition-related contingent consideration	31	3
	$23	$2
For the three months ended March 31, 2023, Litigation and other matters primarily relates to an insurance recovery regarding a certain litigation matter.
As a result of better than expected performance of a branded product during the three months ended March 31, 2023, the Company has revised its long-term sales forecast for that product. Acquisition-related contingent consideration expense for the three months ended March 31, 2023, primarily includes adjustments to reflect the changes in estimates of the future royalty and milestone payments related to that branded product.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization and write-off of debt discounts, premiums and debt issuance costs under our credit facilities and notes as well as the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company’s cross-currency swaps.
Interest expense was $307 million and $362 million, and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $11 million and $14 million, for the three months ended March 31, 2023 and 2022, respectively. Interest expense for the three months ended March 31, 2023 decreased $55 million, or 15%, as compared to the three months ended March 31, 2022, primarily attributable to: (i) the accounting for contractual interest payments on the New Secured Notes, portions of which are recorded as a reduction of related premiums and not as interest expense, which reduced interest expense by $74 million relative to contractual interest cost and (ii) the impact of lower outstanding debt balances in 2023 as compared to 2022, partially offset by higher interest rates.
The weighted average stated rate of interest as of March 31, 2023 and 2022 was 7.87% and 5.97%, respectively. The increase in the weighted average stated rate of interest of 190 bps is primarily attributable to the New Secured Notes and higher interest rates on our variable rate debt. Due to the accounting treatment for the New Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements and the section titled “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” for further details.

Foreign Exchange and Other
Foreign exchange and other primarily includes: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Foreign exchange and other was a loss of $10 million and $7 million for the three months ended March 31, 2023 and 2022, respectively, an unfavorable net change of $3 million.
Income Taxes
Provision for income taxes was $73 million for the three months ended March 31, 2023, as compared to a benefit from income taxes of $16 million for the three months ended March 31, 2022, an unfavorable change of $89 million.
Our effective income tax rate for the three months ended March 31, 2023 differs from the statutory Canadian income tax rate primarily due to: (i) the tax provision generated from our annualized mix of earnings by jurisdiction, (ii) the recording of valuation allowances on entities for which no tax benefit of losses is expected and (iii) the discrete treatment of certain tax matters, primarily related to: (a) final and potential settlements of tax audits accrued in the first quarter of 2023, (b) changes in uncertain tax positions, (c) the establishment of a valuation allowance on B+L’s Canadian parent and (d) changes to the tax deduction for stock compensation.
Our effective income tax rate for the three months ended March 31, 2022 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowances on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) changes in uncertain tax positions, (b) adjustments for book to income tax return provisions and (c) a tax deduction for stock compensation.
See Note 15, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represented approximately 80% of the Salix segment’s revenues.
•The International segment consists of sales, with the exception of sales of Bausch + Lomb products and Solta Medical aesthetic medical devices, outside the U.S. and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical products and OTC products.
•The Solta Medical segment consists of global sales of Solta Medical aesthetic medical devices.
•The Diversified (formerly Diversified Products) segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) dermatology products, (iii) generic pharmaceutical products and (iv) dentistry products.
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Ophthalmic Pharmaceuticals products.
Segment profit is based on operating income after the elimination of intercompany transactions, including between Bausch + Lomb and other segments. Certain costs, such as Amortization of intangible assets, Asset impairments, Goodwill impairments, Restructuring, integration, separation and IPO costs and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 18, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements for a reconciliation of segment profit to Loss before income taxes.

The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended March 31, 2023 and 2022. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023		2022		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$496	26%	$464	24%	$32	7%
International	247	13%	244	13%	3	1%
Solta Medical	73	4%	72	4%	1	1%
Diversified	197	10%	249	13%	(52)	(21)%
Bausch + Lomb	931	47%	889	46%	42	5%
Total revenues	$1,944	100%	$1,918	100%	$26	1%

Segment Profits / Segment Profit Margins
Salix	$314	63%	$322	69%	$(8)	(2)%
International	77	31%	91	37%	(14)	(15)%
Solta Medical	36	49%	35	49%	1	3%
Diversified	107	54%	158	63%	(51)	(32)%
Bausch + Lomb	211	23%	206	23%	5	2%
Total segment profits	$745	38%	$812	42%	$(67)	(8)%
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

The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for the three months ended March 31, 2023 and 2022 by segment.

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$496	$—	$—	$496	$464	$—	$464	$32	7%
International	247	6	—	253	244	(3)	241	12	5%
Solta Medical	73	3	—	76	72	—	72	4	6%
Diversified	197	—	—	197	249	—	249	(52)	(21)%
Bausch + Lomb	931	31	(2)	960	889	(2)	887	73	8%
Total	$1,944	$40	$(2)	$1,982	$1,918	$(5)	$1,913	$69	4%
Salix Segment:
Salix Segment Revenue
The Salix segment includes our Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 80% of the Salix segment revenues for each of the three months ended March 31, 2023 and 2022. No other single product group represents 10% or more of the Salix segment product sales. Salix segment revenue for the three months ended March 31, 2023 and 2022 was $496 million and $464 million, respectively, an increase of $32 million, or 7%. The increase is attributable to an increase in volumes of $50 million, primarily driven by Xifaxan®, partially offset by a decrease in net realized pricing of $18 million primarily attributable to reductions in 2022 of the estimates of variable consideration for sales returns related to past sales.
Salix Segment Profit
The Salix segment profit for the three months ended March 31, 2023 and 2022 was $314 million and $322 million, respectively, a decrease of $8 million, or 2%. The decrease was primarily driven by higher: (i) advertising and promotion, (ii) selling and (iii) R&D expenses, partially offset by an increase in contribution attributable to the increase in revenues, as previously discussed. The increase in Salix’s operating expenses is primarily attributable to our investments in: (i) DTC advertising for Xifaxan®, (ii) new sales force capabilities and (iii) R&D expense, including for our global RED-C program, a Phase 3 study for our formulation of rifaximin SSD for the prevention of HE and other complications with early decompensated liver cirrhosis, as previously discussed.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $247 million and $244 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $3 million, or 1%. The increase was primarily attributable to increase in net realized pricing of $12 million, partially offset by the unfavorable impact of foreign currencies of $6 million, primarily in Europe and the impact of divestitures and discontinuations of $3 million.
International Segment Profit
The International segment profit for the three months ended March 31, 2023 and 2022 was $77 million and $91 million, respectively, a decrease of $14 million, or 15%. The decrease was primarily attributable to an increase in General and administrative expenses.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for approximately 80% of the Solta Medical segment revenues for each of the three months ended March 31, 2023 and 2022. No other single product group represents 10% or more of the Solta Medical segment revenues. The Solta Medical segment revenue for the three months ended March 31, 2023 and 2022 was $73 million and $72 million, respectively, an increase of $1 million, or 1%. The increase was primarily attributable to higher volumes of $4 million, partially offset by the unfavorable impact of foreign currencies of $3 million. The increase in volumes is primarily attributable to the Asia-Pacific region excluding China, partially offset by the impact of government enforced COVID-19 pandemic related shutdowns in China, as previously discussed.
Solta Medical Segment Profit
The Solta Medical segment profit for the three months ended March 31, 2023 and 2022 was $36 million and $35 million, respectively, an increase of $1 million, or 3%. The increase was primarily attributable to the increase in revenues, as previously discussed.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the three months ended March 31, 2023 and 2022 was $197 million and $249 million, respectively, a decrease of $52 million, or 21%. The decrease was primarily driven by decreases in: (i) net realized pricing of $34 million and (ii) volumes of $18 million, across our Neurology and other, Dermatology and Generics businesses.
Diversified Segment Profit
The Diversified segment profit for the three months ended March 31, 2023 and 2022 was $107 million and $158 million, respectively, a decrease of $51 million, or 32%. The decrease was primarily driven by lower contribution attributable to the net decrease in revenues, as previously discussed, partially offset by lower general and administrative expenses.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment has a diversified product line with no single product group representing 10% or more of its product sales. The Bausch + Lomb segment revenue was $931 million and $889 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $42 million, or 5%. The increase was attributable to: (i) increase in volumes of $42 million, (ii) net realized pricing of $31 million primarily within the Vision Care business and (iii) incremental sales attributable to acquisitions of $2 million within the Surgical business, partially offset by: (i) the unfavorable impact of foreign currencies across the Bausch + Lomb international businesses of $31 million, primarily in Asia and Europe and (ii) the impact of divestitures and discontinuations of $2 million, related to the discontinuation of certain products within the Surgical business.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the three months ended March 31, 2023 and 2022 was $211 million and $206 million, respectively, an increase of $5 million, or 2%. The increase was primarily driven by higher contribution, attributable to the increase in revenues, as previously discussed, partially offset by an increase in selling expenses, attributable to higher warehousing and distribution costs, primarily driven by inflationary pressures.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
(in millions)	2023	2022	Change
Net loss	$(209)	$(66)	$(143)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	424	(13)	437
Cash provided by (used in) operating activities before changes in operating assets and liabilities	215	(79)	294
Changes in operating assets and liabilities	(61)	16	(77)
Net cash provided by (used in) operating activities	154	(63)	217
Net cash used in investing activities	(78)	(56)	(22)
Net cash (used in) provided by financing activities	(142)	468	(610)
Effect of exchange rate changes on cash, cash equivalents and other	6	(8)	14
Net (decrease) increase in cash, cash equivalents, restricted cash and other settlement deposits	(60)	341	(401)
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	591	2,119	(1,528)
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$531	$2,460	$(1,929)
Operating Activities
Net cash provided operating activities was $154 million for the three months ended March 31, 2023, as compared to net cash used in operating activities of $63 million for the three months ended March 31, 2022, an increase of $217 million. The increase was attributable to the increase in Cash provided by operating activities before changes in operating assets and liabilities, partially offset by the reduction in cash from Changes in operating assets and liabilities.
Cash provided by operating activities before changes in operating assets and liabilities was $215 million for the three months ended March 31, 2023, as compared to Cash used in operating activities before changes in operating assets and liabilities of $79 million for the three months ended March 31 2022, an increase of $294 million. The increase is primarily attributable to: (i) a decrease in payments of accrued legal settlements related to the Glumetza Antitrust Litigation paid during the first quarter of 2022, (ii) changes in business performance and (iii) lower payments of interest included in Operating Activities as, due to the accounting treatment for the debt exchange, the portion of contractual interest payments on the New Secured Notes which reduce the premium on the New Secured Notes is reported as a Financing activity. During the three months ended March 31, 2023, contractual interest payments on the New Secured Notes allocated to the reduction of the recorded premium were $111 million and are included in Cash flows from financing activities.
Changes in operating assets and liabilities resulted in a net decrease in cash of $61 million for the three months ended March 31, 2023, as compared to a net increase in cash of $16 million for the three months ended March 31, 2022, a decrease of $77 million. During the three months ended March 31, 2023, Changes in operating assets and liabilities were negatively impacted by: (i) an increase in inventories of $128 million and (ii) the timing of other payments in the ordinary course of business of $41 million, partially offset by the timing of collection of trade receivables of $108 million. During the three months ended March 31, 2022, Changes in operating assets and liabilities was positively impacted by: (i) the collection of trade receivables of $197 million and (ii) an increase in accrued interest due to timing of payments of $44 million, partially offset by: (i) the timing of other payments in the ordinary course of business of $152 million and (ii) an increase in inventories of $73 million.
Investing Activities
Net cash used in investing activities was $78 million for the three months ended March 31, 2023 and was primarily driven by Purchases of property, plant and equipment of $47 million and acquisitions and other investments of $31 million.
Net cash used in investing activities was $56 million for the three months ended March 31, 2022 and was primarily driven by Purchases of property, plant and equipment of $46 million.
Financing Activities
Net cash used in financing activities was $142 million for the three months ended March 31, 2023 and was primarily driven by the repayment of long-term debt of $279 million which includes: (i) the $111 million of contractual interest payments on the New Secured Notes allocated to the reduction of the recorded premiums, as discussed above, (ii) the repayment of $130 million of amounts outstanding under our 2027 Revolving Credit Facility and (iii) payments of $37 million on the Term Loan B Facilities, partially offset by draws under the 2027 Revolving Credit Facility and the B+L Revolving Credit Facility.
Net cash provided by financing activities was $468 million for the three months ended March 31, 2022 and was primarily driven by the issuance of long-term debt, net of discounts, of $986 million of February 2027 Secured Notes, partially offset by the repayment of long-term debt of $485 million related to: (i) the repayment of the outstanding balance under its 2023 Revolving Credit Facility and (ii) the repayment of long-term debt of $200 million of its June 2025 Term Loan B Facility.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional information regarding the financing activities described above.
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
Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of March 31, 2023 includes $358 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and are generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $20,653 million and $20,766 million as of March 31, 2023 and December 31, 2022, respectively. Aggregate contractual principal amounts due under our debt obligations were $19,097 million and $19,110 million as of March 31, 2023 and December 31, 2022, respectively, a decrease of $13 million.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional information regarding long term debt.
Accounting for the Exchange Offer
The Company performed an assessment of the Exchange Offer and determined that it met the criteria to be accounted for as a troubled debt restructuring under Accounting Standards Codification 470-60. As a result of the application of this accounting, the difference between the principal amount of the New Secured Notes and their carrying value was recorded as a premium and is included in long-term debt on the Company’s Condensed Consolidated Balance Sheet.
The original premium recorded on the New Secured Notes was $1,835 million, which will be reduced as contractual interest payments are made on the New Secured Notes. The portion of each contractual interest payment allocated to reduce the recorded premium is determined as the difference between the payment due and the calculated interest at the effective interest rate of the underlying carry amount of the associated note. During the first quarter of 2023, the Company made contractual interest payments of $128 million related to the New Secured Notes, of which $111 million was recorded as a reduction of the recorded premium.

The following table presents the future scheduled contractual interest payments of the New Secured Notes. Contractual interest payments will be allocated to the reduction of the recorded premium and interest expense as presented below. The amount of interest which reduces the recorded premium will be reported as a financing activity in the Condensed Consolidated Statements of Cash Flows.

(in millions)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Interest payments:
11.00% First Lien Secured Notes due 2028	$98	$195	$195	$195	$195	$195	$1,073
14.00% Second Lien Secured Notes due 2030	51	49	49	49	49	149	396
9.00% Intermediate Holdco Secured Notes due 2028	45	90	90	90	90	45	450
	$194	$334	$334	$334	$334	$389	$1,919
Interest payments recorded as:
Interest expense	$24	$39	$36	$34	$31	$32	$196
Reduction of recorded premium	170	295	298	300	303	357	1,723
	$194	$334	$334	$334	$334	$389	$1,919
Senior Unsecured Notes
The Senior Unsecured Notes (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements) issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2022 Amended Credit Agreement. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2022 Amended Credit Agreement. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. In connection with the closing of the B+L IPO, the discharge of the April 2025 Unsecured Notes Indenture and the related release under the 2022 Amended Credit Agreement described above, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $12,875 million and total liabilities of $5,526 million as of March 31, 2023, and revenues of $1,036 million and operating income of $3 million for the three months ended March 31, 2023.
Availability Under Revolving Credit Facilities
As of the date of this filing, May 4, 2023, there were $445 million of outstanding borrowings, $23 million of issued and outstanding letters of credit and approximately $507 million of remaining availability under the 2027 Revolving Credit Facility.
As of the date of this filing, May 4, 2023, there were $100 million of outstanding borrowings, $24 million of issued and outstanding letters of credit and $376 million remaining availability under the B+L Revolving Credit Facility. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L Revolving Credit Facility are not available to fund the operations, investing and financing activities of any other subsidiaries of Bausch Health.
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
On November 29, 2022, the Company designated 1261229 B.C. Ltd., the entity that directly or indirectly holds 89% of the issued and outstanding shares of Bausch + Lomb, as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s indentures. In connection therewith, Bausch + Lomb and its subsidiaries are unrestricted subsidiaries of the Company and, as a result, are not subject to the covenants under the relevant Bausch Health indentures, and the earnings and debt of Bausch + Lomb, as defined in the relevant indentures, are also not included in the calculation of the Company’s financial maintenance covenant.

As of March 31, 2023, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of this Form 10-Q.
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
Weighted Average Interest Rate
The accounting for the Exchange Offer results in the New Secured Notes being carried at a premium relative to their principal amount and will result in no interest expense to be recorded in our financial statements for a significant portion of the New Secured Notes. Therefore, interest expense recorded in our financial statements will differ significantly from the contractual interest rates of the New Secured Notes and term loan facilities. The weighted average interest rate of our debt as reported in our financial statements and the weighted average stated rate of interest was 6.26% and 7.87%, respectively, as of March 31, 2023.
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
Credit Rating
As of May 4, 2023, the credit ratings and outlook from Moody’s, Standard & Poor’s (“S&P’s”) and Fitch for certain outstanding obligations of the Company were as follows:

	Bausch Health Companies Inc.				Bausch + Lomb Corporation
Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook	Corporate Rating	Senior Secured Rating	Outlook
Moody’s	Caa2	Caa1	Ca	Negative		B1	Negative
Standard & Poor’s	CCC	CCC+	CCC-	Negative	B-	B-	Positive
Fitch	CCC	B	CC	No Outlook	B-	BB-	Rating Watch Evolving
Bausch Health Companies Inc. - During the first quarter of 2023, S&P’s lowered our corporate ratings one notch and changed its outlook to negative.
Bausch + Lomb Corporation - There were no changes to the corporate credit ratings of Bausch + Lomb Corporation during the first quarter of 2023.
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
A substantial portion of our cash requirements for the remainder of 2023 are for debt service. Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions. We regularly consider licensing and acquisition opportunities within our core therapeutic areas, some of which could be sizable.

In addition to our working capital requirements, as of March 31, 2023, we expect our primary cash requirements during the remainder of 2023 to include:
•Debt repayments and interest payments—Based on our debt portfolio as of May 4, 2023, we anticipate making mandatory amortization and interest payments of approximately $1,189 million during the period April 1, 2023 through December 31, 2023. We have, and in the future may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash from operations and cash provided from the sale of common stock and additional debt financings in connection with the B+L Separation;
•Capital expenditures—We expect to make payments of approximately $230 million for property, plant and equipment during the period April 1, 2023 through December 31, 2023;
•Contingent consideration payments—We expect to make contingent consideration payments of approximately $80 million during the period April 1, 2023 through December 31, 2023. These payments include a potential $45 million payment in connection with our agreement with Novaliq GmbH should the FDA approve our NDA for NOV03, an investigational drug with a novel mechanism of action to treat DED associated with MGM. If approved, we anticipate launching NOV03 in the U.S. in the second half of 2023; and
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $6 million during the period April 1, 2023 through December 31, 2023.
Litigation Payments
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of March 31, 2023, the Company’s Condensed Consolidated Balance Sheet includes accrued loss contingencies of $326 million related to matters which are both probable and reasonably estimable, however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
See Note 17, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements for further details.
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
Future Licensing Payments
In the ordinary course of business, the Company may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products primarily in the U.S. and Canada. In connection with these agreements, the Company may pay an upfront fee to secure the agreement. See Note 4, “LICENSING AGREEMENTS AND ACQUISITION” to our unaudited interim Condensed Consolidated Financial Statements. Payments associated with the upfront fee for these agreements cannot be reasonably estimated at this time and could be material.
Unrecognized Tax Benefits
As of March 31, 2023, the Company had unrecognized tax benefits totaling $901 million, of which, $5 million is expected to be realized during the remainder of 2023, however a reliable estimate of the period in which the remaining uncertain tax positions will be payable, if ever, cannot be made.
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

There have been no other material changes to the contractual obligations disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Contractual Obligations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC and the CSA on February 23, 2023.
OUTSTANDING SHARE DATA
Our common shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “BHC”.
At April 28, 2023, we had 363,723,880 issued and outstanding common shares. In addition, as of April 28, 2023, we had outstanding 11,659,087 stock options and 11,168,222 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 735,711 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 1,471,423 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our financial statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC and the CSA on February 23, 2023, and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2023.
Interim Goodwill Assessment
No events occurred, or circumstances changed during the three months ended March 31, 2023, that indicated that the fair value of any reporting unit might be below its respective carrying value. However, as a result of certain market conditions, macroeconomic factors and other business specific related factors that existed in 2022, the Company continues to monitor changes in the facts and circumstances which may impact the fair value of its Dermatology, Salix and Neurology and other reporting units.
Dermatology
As a result of the impairment of goodwill in 2022, the Dermatology reporting unit had no headroom on September 30, 2022. As such, we continue to monitor conditions which may impact the valuation of the reporting unit including the reporting unit’s performance and revisions, if any, to its long-term forecasts in light of current market conditions, current trends in business performance and the expected impacts of management’s latest business strategies. Our current evaluation of these matters supports our previous expectations for the long-term business performance. Additionally, based on reference interest rates as of March 31, 2023, the Company concluded that discount rates would not have increased as compared to the discount rate used in determining the fair value as of September 30, 2022 when the unit was last tested. Based on our evaluation, we have not identified any changes in facts or circumstances that would suggest that it is more likely than not that the fair value of this reporting unit is less than its carrying value. However, given the limited headroom for this reporting unit, if market conditions deteriorate, or if we are unable to execute on our strategies, it may be necessary to record impairment charges in the future and those charges could be material.
Salix
Based on the quantitative fair value testing performed in 2022, the Salix reporting unit had limited headroom as of September 30, 2022. As such, we continue to monitor conditions which may impact the valuation of the reporting unit including the potential impacts of changes in the facts and circumstances of the Norwich Legal Decision, the reporting unit’s performance and revisions, if any, to its long-term forecasts in light of current market conditions, current trends in business performance and the expected impacts of management’s latest business strategies. During the period September 30, 2022 through March 31, 2023, there were no material changes in the facts and circumstances of the Norwich Legal Decision, including management’s assessment as to a competitor’s ability to launch a successful generic version to Xifaxan® prior to January 2028, if they are able to launch one at all. Our current evaluation of these matters supports our previous expectations for the long-term business performance. Additionally, based on reference interest rates, the Company concluded that discount rates would not have increased as compared to the discount rate used in determining the fair value as of September 30, 2022 when the unit was last tested. Based on our evaluation, we have not identified any changes in facts or circumstances that would suggest that it is more likely than not that the fair value of this reporting unit is less than its carrying value. However, given the limited headroom for this reporting unit, if we receive a negative outcome to the Norwich Legal Decision, if market conditions deteriorate or if we are unable to execute on our strategies, it may be necessary to record impairment charges in the future and those charges could be material.
Neurology and Other
As a result of the impairment of goodwill in 2022, the Neurology and Other reporting unit had no headroom on October 1, 2022. As such, we continue to monitor conditions which may impact the valuation of the reporting unit including the reporting unit’s performance and revisions, if any, to its long-term forecasts in light of current market conditions, current trends in business performance and the expected impacts of management’s latest business strategies. Our current evaluation of these matters supports our previous expectations for the long-term business performance. Additionally, based on reference interest rates, the Company concluded that discount rates would not have increased as compared to the discount rate used in determining the fair value as of October 1, 2022 when the reporting unit was last tested. Based on our evaluation, we have not identified any changes in facts or circumstances that would suggest that it is more likely than not that the fair value of this reporting unit is less than its carrying value. However, if market conditions deteriorate, or if we are unable to execute on our strategies, it may be necessary to record impairment charges in the future and those charges could be material.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to goodwill.
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
•the potential adverse impact on our business and operations resulting from the ongoing conflict between Russia and Ukraine;
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
•with respect to the B+L Separation, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the B+L Separation, the expected timing of completion of the B+L Separation and its terms, the Company’s ability to complete the B+L Separation considering the various conditions to the completion of the B+L Separation (some of which are outside the Company’s control, including conditions related to regulatory matters and applicable shareholder and stock exchange approvals), that market or other conditions are no longer favorable to completing the B+L Separation, that the previously announced planned Solta IPO has been suspended, that the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements) may affect the timing of, or our ability to complete the B+L Separation, that applicable shareholder, stock exchange, regulatory or other approvals are not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the B+L Separation, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and the separated entity to satisfy the conditions required to maintain the tax-free status of the B+L Separation (some of which are beyond their control), limitations on the Company’s ability to sell a portion of the Company’s interest in Bausch + Lomb in order to maintain the tax-free status of the B+L Separation (including due to dilution from B+L’s issuance of share-based compensation awards), other potential tax or other liabilities that may arise as a result of the B+L Separation, the potential dissynergy costs resulting from the B+L Separation, the impact of the B+L Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any B+L Separation will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
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
•factors impacting our ability to stabilize and reposition our Dermatology business to generate additional value, including the success of recently launched products and the approval of pipeline products (and the timing of such approvals);
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
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023 and risks detailed from time to time in our other filings with the SEC and the CSA, as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, under Item 1A. “Risk Factors”, under Item 1A. “Risk Factors” of Part II of this Form 10-Q and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as indicated below under “— Interest Rate Risk” and “— Inflation Risk”, there have been no material changes to our exposures to market risks as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC and the CSA on February 23, 2023.
Interest Rate Risk
As of March 31, 2023, we had $13,715 million and $5,382 million in outstanding aggregate principal amount of fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of March 31, 2023 was $8,679 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $277 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $273 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-point increase in interest rates would have an annualized pre-tax effect of approximately $54 million in our Condensed Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Inflation Risk
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2023, we implemented a new enterprise resource planning (“ERP”) system for our U.S. and Ireland operations as part of our effort to upgrade and/or replace our ERP systems. The implementation resulted in certain changes to our processes related to financial reporting that have required us to effect certain modifications to our internal control over financial reporting. These changes to our processes have been and will continue to be subject to our evaluation of the operating effectiveness of internal control over financial reporting.
There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 17, “LEGAL PROCEEDINGS” to the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC and the CSA on February 23, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended March 31, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

10.1*	Form of PSU Award Agreement †
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch Health Companies Inc. (Registrant)

Date:	May 4, 2023	/s/ THOMAS J. APPIO
Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2023	/s/ TOM G.VADAKETH
Tom G. Vadaketh Executive Vice President, Chief Financial Officer (Principal Financial Officer)