Form 10-Q
period 2023-06-30
Bausch Health Companies Inc.
filed 2023-08-03
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 364,334,264 shares outstanding as of July 28, 2023.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to Euros and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of June 30, 2023.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and may be forward-looking information within the meaning of applicable Canadian securities laws (collectively, “forward-looking statements”), as described in more detail under the heading “Forward-Looking Statements” in Item 2 of Part I of this Form 10-Q. Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found (i) in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, under Item 1A. “Risk Factors”; (ii) under Item 1A. “Risk Factors” of Part II of this Form 10-Q; and (iii) in the Company’s other filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”). When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider such factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the list of important factors, as described in more detail under the heading “Forward-Looking Statements” in Item 2 of Part I of this Form 10-Q, that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$579	$564
Restricted cash	9	27
Trade receivables, net	1,743	1,790
Inventories, net	1,240	1,090
Prepaid expenses and other current assets	890	776
Total current assets	4,461	4,247
Property, plant and equipment, net	1,599	1,600
Intangible assets, net	5,299	5,800
Goodwill	11,628	11,547
Deferred tax assets, net	2,191	2,166
Other non-current assets	325	326
Total assets	$25,503	$25,686
Liabilities
Current liabilities:
Accounts payable	$515	$521
Accrued and other current liabilities	3,008	2,988
Current portion of long-term debt	444	432
Total current liabilities	3,967	3,941
Acquisition-related contingent consideration	197	208
Non-current portion of long-term debt	20,108	20,334
Deferred tax liabilities, net	215	202
Other non-current liabilities	745	741
Total liabilities	25,232	25,426
Commitments and contingencies (Note 17)
Equity
Common shares, no par value, unlimited shares authorized, 364,063,514 and 361,898,846 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	10,412	10,391
Additional paid-in capital	188	159
Accumulated deficit	(9,361)	(9,186)
Accumulated other comprehensive loss	(1,902)	(2,056)
Total Bausch Health Companies Inc. shareholders’ deficit	(663)	(692)
Noncontrolling interest	934	952
Total equity	271	260
Total liabilities and equity	$25,503	$25,686
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Product sales	$2,146	$1,944	$4,068	$3,835
Other revenues	21	23	43	50
	2,167	1,967	4,111	3,885
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	640	568	1,212	1,104
Cost of other revenues	9	9	19	24
Selling, general and administrative	711	676	1,436	1,298
Research and development	156	127	299	254
Amortization of intangible assets	269	302	542	612
Goodwill impairments	—	83	—	83
Asset impairments	37	6	50	14
Restructuring, integration, separation and IPO costs	16	35	26	48
Other (income) expense, net	(83)	—	(60)	2
	1,755	1,806	3,524	3,439
Operating income	412	161	587	446
Interest income	7	3	13	5
Interest expense	(319)	(410)	(626)	(772)
Gain on extinguishment of debt	—	113	—	113
Foreign exchange and other	(21)	4	(31)	(3)
Income (loss) before income taxes	79	(129)	(57)	(211)
(Provision for) benefit from income taxes	(52)	(10)	(125)	6
Net income (loss)	27	(139)	(182)	(205)
Net (income) loss attributable to noncontrolling interest	(1)	(6)	7	(9)
Net income (loss) attributable to Bausch Health Companies Inc.	$26	$(145)	$(175)	$(214)

Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.07	$(0.40)	$(0.48)	$(0.59)
Diluted	$0.07	$(0.40)	$(0.48)	$(0.59)

Weighted-average common shares
Basic	364.8	362.2	364.1	361.5
Diluted	367.1	362.2	364.1	361.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$27	$(139)	$(182)	$(205)
Other comprehensive income (loss)
Foreign currency translation adjustment	69	(166)	134	(222)
Pension and postretirement benefit plan adjustments, net of income taxes	—	1	—	7
Other comprehensive income (loss)	69	(165)	134	(215)
Comprehensive income (loss)	96	(304)	(48)	(420)
Comprehensive loss (income) attributable to noncontrolling interest	17	(6)	27	(9)
Comprehensive income (loss) attributable to Bausch Health Companies Inc.	$113	$(310)	$(21)	$(429)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders’ Equity
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ Deficit	Non- controlling Interest	Total Equity
	Shares	Amount

	Three Months Ended June 30, 2023
Balances, April 1, 2023	363.6	$10,405	$171	$(9,387)	$(1,989)	$(800)	$945	$145
Common shares issued under share-based compensation plans	0.4	7	(7)	—	—	—	—	—
Share-based compensation	—	—	33	—	—	33	—	33
Employee withholding taxes related to share-based awards	—	—	(3)	—	—	(3)	—	(3)
Vesting of B+L equity compensation	—	—	(6)	—	—	(6)	6	—
Net income	—	—	—	26	—	26	1	27
Other comprehensive income (loss)	—	—	—	—	87	87	(18)	69
Balances, June 30, 2023	364.0	$10,412	$188	$(9,361)	$(1,902)	$(663)	$934	$271

	Three Months Ended June 30, 2022
Balances, April 1, 2022	361.3	$10,373	$415	$(9,030)	$(1,974)	$(216)	$75	$(141)
Proceeds from B+L initial public offering, net of costs (Note 2)	—	—	(327)	—	137	(190)	865	675
Common shares issued under share-based compensation plans	0.3	7	(6)	—	—	1	—	1
Share-based compensation	—	—	26	—	—	26	—	26
Employee withholding taxes related to share-based awards	—	—	(4)	—	—	(4)	—	(4)
Net (loss) income	—	—	—	(145)	—	(145)	6	(139)
Other comprehensive loss	—	—	—	—	(165)	(165)	—	(165)
Balances, June 30, 2022	361.6	$10,380	$104	$(9,175)	$(2,002)	$(693)	$946	$253

	Six Months Ended June 30, 2023
Balances, January 1, 2023	361.9	$10,391	$159	$(9,186)	$(2,056)	$(692)	$952	$260
Common shares issued under share-based compensation plans	2.1	21	(21)	—	—	—	—	—
Share-based compensation	—	—	74	—	—	74	—	74
Employee withholding taxes related to share-based awards	—	—	(15)	—	—	(15)	—	(15)
Vesting of B+L equity compensation	—	—	(9)	—	—	(9)	9	—
Net loss	—	—	—	(175)	—	(175)	(7)	(182)
Other comprehensive income (loss)	—	—	—	—	154	154	(20)	134
Balances, June 30, 2023	364.0	$10,412	$188	$(9,361)	$(1,902)	$(663)	$934	$271

	Six Months Ended June 30, 2022
Balances, January 1, 2022	359.4	$10,317	$462	$(8,961)	$(1,924)	$(106)	$72	$(34)
Proceeds from B+L initial public offering, net of costs (Note 2)	—	—	(327)		137	(190)	865	675
Common shares issued under share-based compensation plans	2.2	63	(60)	—	—	3	—	3
Share-based compensation	—	—	58	—	—	58	—	58
Employee withholding taxes related to share-based awards	—	—	(29)	—	—	(29)	—	(29)
Net (loss) income	—	—	—	(214)	—	(214)	9	(205)
Other comprehensive loss	—	—	—	—	(215)	(215)	—	(215)
Balances, June 30, 2022	361.6	$10,380	$104	$(9,175)	$(2,002)	$(693)	$946	$253
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(182)	$(205)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	634	699
Amortization and write-off of debt premiums, discounts and issuance costs	23	64
Asset impairments	50	14
Goodwill impairments	—	83
Acquisition-related contingent consideration	14	(2)
Allowances for losses on trade receivable and inventories	32	19
Deferred income taxes	(30)	(99)
Net loss (gain) on sale of assets	1	(3)
Adjustments to accrued legal settlements	—	7
Payments of accrued legal settlements	(2)	(360)
Share-based compensation	74	58
Foreign exchange loss	15	—
Gain excluded from hedge effectiveness	(6)	—
Gain on extinguishment of debt	—	(113)
Third party fees paid in connection with the Exchange Offer	(2)	—
Payments of contingent consideration adjustments, including accretion	(3)	(1)
Other	6	4
Changes in operating assets and liabilities:
Trade receivables	55	107
Inventories	(160)	(138)
Prepaid expenses and other current assets	(54)	(48)
Accounts payable, accrued and other liabilities	(105)	(26)
Net cash provided by operating activities	360	60
Cash Flows From Investing Activities
Acquisitions and other investments	(31)	—
Purchases of property, plant and equipment	(75)	(98)
Payments for intangible and other assets	(7)	(15)
Purchases of marketable securities	(11)	(14)
Proceeds from sale of marketable securities	9	13
Proceeds from sale of assets and businesses, net of costs to sell	1	—
Interest settlements from cross-currency swaps	6	—
Net cash used in investing activities	(108)	(114)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	455	6,320
Repayments of long-term debt	(690)	(7,083)
Proceeds from B+L initial public offering, net of costs	—	675
Payments of employee withholding taxes related to share-based awards	(15)	(29)
Payments of acquisition-related contingent consideration	(11)	(13)
Payments of financing costs	(1)	(34)
Other	—	2
Net cash used in financing activities	(262)	(162)
Effect of exchange rate changes on cash, cash equivalents and other	7	(24)
Net decrease in cash, cash equivalents, restricted cash and other settlement deposits	(3)	(240)
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	591	2,119
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$588	$1,879
Cash and cash equivalents	$579	$659
Restricted cash	9	1,220
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$588	$1,879
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF BUSINESS
Bausch Health Companies Inc. (the “Company” or “Bausch Health”) is a global, diversified specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of gastroenterology (“GI”), hepatology, neurology and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and aesthetic medical devices, and, through its approximately 89% ownership of Bausch + Lomb Corporation (“Bausch + Lomb” or “B+L”), branded, and branded generic pharmaceuticals, OTC products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment) in the therapeutic areas of eye health. The Company’s products are marketed directly or indirectly in approximately 100 countries.
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these notes to the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”) on February 23, 2023. The unaudited Condensed Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited Consolidated Financial Statements for the year ended December 31, 2022. The unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, the Company announced its plan to separate its eye health business, consisting of its Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals (formerly known as Ophthalmic Pharmaceuticals) businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). On May 5, 2022, the registration statement related to the initial public offering of Bausch +Lomb (the “B+L IPO”) was declared effective, and B+L’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, B+L was an indirect wholly-owned subsidiary of Bausch Health. On May 10, 2022, a wholly owned subsidiary of Bausch Health sold 35,000,000 common shares of B+L pursuant to the B+L IPO. Upon the closing of the B+L IPO and after giving effect to the subsequent partial exercise of the over-allotment option by the underwriters, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 89% of B+L’s outstanding common shares as of June 30, 2023.
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
The B+L IPO established two separate companies that include: (i) a diversified pharmaceutical company comprised of the Salix, International, Diversified (dentistry, neurology, medical dermatology and generics pharmaceutical), and Solta Medical aesthetic medical device businesses and (ii) a fully integrated eye health company which consists of the Bausch + Lomb Vision Care, Surgical and Pharmaceuticals businesses. Other than the effects of the B+L IPO described above, these unaudited Condensed Consolidated Financial Statements do not include any adjustments to give effect to the B+L Separation.
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

The following tables present the activity and ending balances of the Company’s variable consideration provisions for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30, 2023
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2023	$188	$427	$1,023	$196	$76	$1,910
Current period provisions	297	79	1,364	989	123	2,852
Payments and credits	(315)	(103)	(1,372)	(1,004)	(110)	(2,904)
Reserve balances, June 30, 2023	$170	$403	$1,015	$181	$89	$1,858
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $55 million and $40 million as of June 30, 2023 and January 1, 2023, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. There were no price appreciation credits during the six months ended June 30, 2023.

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
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collateral (if any), and any relevant current and reasonably supportable future economic factors. Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the six months ended June 30, 2023 and 2022 is as follows.

(in millions)	2023	2022
Balance, beginning of period	$33	$35
Provision for expected credit losses	2	1
Write-offs charged against the allowance	(2)	(1)
Recoveries of amounts previously written off	3	3
Foreign exchange and other	(3)	(2)
Balance, end of period	$33	$36

4.LICENSING AGREEMENTS AND ACQUISITIONS
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
Acquisition of XIIDRA®
On June 30, 2023, a wholly owned subsidiary of Bausch + Lomb, Bausch + Lomb Ireland Limited, entered into a Stock and Asset Purchase Agreement with Novartis Pharma AG and Novartis Finance Corporation (together with Novartis Pharma AG, “Novartis”) to acquire XIIDRA® (lifitegrast ophthalmic solution) and certain other ophthalmology assets. This acquisition is intended to complement and grow Bausch + Lomb’s existing dry eye franchise.
Under the terms of the agreement, Bausch + Lomb, through its affiliate, has agreed to acquire XIIDRA® and certain other ophthalmology assets from Novartis for an upfront cash payment, at closing, of $1,750 million, with potential milestone obligations of up to $750 million, in part, payable upon the achievement of specified commercialization and sales milestones for certain pipeline products to be acquired as part of the transaction and, in part, upon the achievement of specified sales milestones for XIIDRA®. The transaction is expected to close by the end of 2023, subject to receipt of regulatory approval and other customary closing conditions. Bausch + Lomb has obtained debt financing commitments for purposes of this transaction and intends to finance the $1,750 million upfront cash payment with new debt prior to the closing of the transaction.
Acquisition of AcuFocus
On January 17, 2023, Bausch + Lomb acquired AcuFocus, Inc., an ophthalmic medical device company, for an upfront payment of $35 million, $31 million of which was paid in January 2023, with the remaining purchase price to be paid within 18 months following the date of the transaction, less any amounts that are the subject of any indemnification claims. The acquisition was made to acquire certain small aperture intraocular technology for the treatment of certain cataract conditions. Additional contingent payments may be payable upon achievement of future sales milestones. Bausch + Lomb recorded an initial acquisition-related contingent consideration liability of $5 million.
As a result of this transaction, recorded within the Condensed Consolidated Balance Sheets are Intangibles, net of $28 million, Goodwill of $8 million, other assets of $9 million and liabilities of $6 million.
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
The Company incurred $25 million of restructuring and integration costs during each of the six months ended June 30, 2023 and 2022.

Separation Costs, Separation-related Costs, IPO Costs and IPO-related Costs
The Company has incurred, and will incur, costs associated with activities relating to the B+L Separation. In 2022, the Company also incurred costs associated with activities relating to the then planned initial public offering of its aesthetic medical device business, Solta Medical (the “Solta IPO”), which was suspended in June 2022. These B+L Separation and Solta IPO activities include: (i) separating the Bausch + Lomb and, in 2022, Solta Medical businesses from the remainder of the Company, (ii) completing the B+L IPO and, in 2022, preparing for the suspended Solta IPO and (iii) the actions necessary for Bausch + Lomb to become an independent publicly traded entity. Separation and IPO costs are incremental costs directly related to the B+L Separation and, in 2022, the suspended Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for Bausch + Lomb. Included in Restructuring, integration, separation and IPO costs for the six months ended June 30, 2023 and 2022 are separation and IPO costs of $1 million and $23 million, respectively.
The Company has incurred, and expects to continue to incur, incremental costs with respect to the B+L Separation. During 2022, the Company also incurred incremental costs indirectly related to the suspended Solta IPO. These separation-related and IPO-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. Included in Selling, general and administrative for the six months ended June 30, 2023 and 2022 are separation-related and IPO-related costs of $13 million and $64 million, respectively.
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

	June 30, 2023				December 31, 2022
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$62	$54	$8	$—	$94	$85	$9	$—
Restricted cash	$9	$9	$—	$—	$27	$27	$—	$—
Foreign currency exchange contracts	$5	$—	$5	$—	$6	$—	$6	$—
Liabilities:
Acquisition-related contingent consideration	$248	$—	$—	$248	$241	$—	$—	$241
Cross-currency swaps	$62	$—	$62	$—	$39	$—	$39	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$4	$—	$4	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of June 30, 2023 includes $392 million of cash, cash equivalents and restricted cash held by legal entities of

Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and are generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
There were no transfers into or out of Level 3 assets or liabilities during the six months ended June 30, 2023.
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
The assets and liabilities associated with Bausch + Lomb’s cross-currency swaps as included in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 are as follows:

(in millions)	June 30, 2023	December 31, 2022
Other non-current liabilities	$68	$45
Prepaid expenses and other current assets	$6	$6
Net fair value	$62	$39
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Income (loss) and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Loss recognized in Other comprehensive loss	$17	$—	$23	$—
Gain excluded from assessment of hedge effectiveness	$3	$—	$6	$—
Location of gain of excluded component	Interest Expense		Interest Expense
No portion of the cross-currency swaps were ineffective for the six months ended June 30, 2023. During the six months ended June 30, 2023 and 2022, the Company received $6 million and $0, respectively, in interest settlements, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company’s foreign currency exchange contracts are remeasured at each reporting date to reflect changes in their fair values determined using forward rates, which are observable market inputs, multiplied by the notional amount. The Company’s foreign currency exchange contracts are economically hedging the foreign exchange exposure on certain of the Company’s intercompany balances. As of June 30, 2023, the Company’s outstanding foreign currency exchange contracts had an aggregate notional amount of $494 million.

The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 are as follows:

(in millions)	June 30, 2023	December 31, 2022
Accrued and other current liabilities	$(1)	$(4)
Prepaid expenses and other current assets	$5	$6
Net fair value	$4	$2
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Gain (loss) related to changes in fair value	$1	$(3)	$2	$(10)
Gain (loss) related to settlements	$8	$(10)	$4	$(3)
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At June 30, 2023, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 28%, and a weighted average risk-adjusted discount rate of 7%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at June 30, 2023.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2023 and 2022:

	June 30,
(in millions)	2023		2022
Balance, beginning of period		$241		$241
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$9		$8
Fair value adjustments due to changes in estimates of other future payments	6		(10)
Acquisition-related contingent consideration		15		(2)
Acquisition of AcuFocus, Inc.		5		—
Payments/Settlements		(14)		(14)
Foreign currency translation adjustment included in Other comprehensive loss		1		—
Balance, end of period		248		225
Current portion included in Accrued and other current liabilities		50		37
Non-current portion		$198		$188
Fair Value of Long-term Debt
The fair value of long-term debt as of June 30, 2023 and December 31, 2022 was $13,737 million and $14,011 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.INVENTORIES
Inventories, net consist of:

(in millions)	June 30, 2023	December 31, 2022
Raw materials	$405	$326
Work in process	114	98
Finished goods	721	666
	$1,240	$1,090
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	June 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$20,965	$(17,758)	$3,207	$20,840	$(17,196)	$3,644
Corporate brands	910	(592)	318	899	(542)	357
Product rights/patents	3,353	(3,282)	71	3,347	(3,251)	96
Partner relationships	157	(157)	—	149	(149)	—
Technology and other	204	(199)	5	201	(196)	5
Total finite-lived intangible assets	25,589	(21,988)	3,601	25,436	(21,334)	4,102
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$27,287	$(21,988)	$5,299	$27,134	$(21,334)	$5,800
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
Asset impairments for the three and six months ended June 30, 2023, were $37 million and $50 million, respectively. Asset impairments for the three months ended June 30, 2023, primarily related to the Company’s Uceris® Foam product, as discussed below. Asset impairments for the six months ended June 30, 2023, also include impairments of $8 million, in aggregate, attributable to certain trade names no longer in use and $5 million related to the discontinuance of a certain product line.
In the second quarter of 2023, the U.S. Food and Drug Administration (“FDA”) approved an Abbreviated New Drug Application (“ANDA”) submitted by a competitor for a budesonide (a steroid (cortisone-like) medicine) foam to help treat mild to moderate active ulcerative colitis. This product, which began to be sold by the competitor in the three months ended June 30, 2023, is a generic version of the Company’s Uceris® Foam product. During the second quarter of 2023, the Company revised its long-term outlook for the Uceris® Foam product to reflect the entrant of this, and potentially other, generic competitors. As a result, the Company recognized an impairment of $37 million to reduce the carrying value of the Uceris® Foam product related intangible assets to their estimated fair value. As of June 30, 2023, the remaining carrying value of the Uceris® Foam product related intangible assets was not material.
Asset impairments for the three and six months ended June 30, 2022, were $6 million and $14 million, respectively, primarily related to discontinuances and decreases in the forecasted sales of certain product lines.

Xifaxan® intangible assets included in the unaudited Condensed Consolidated Balance Sheets had a carrying value of $2,424 million and an estimated remaining useful life of 54 months as of June 30, 2023. On August 10, 2022, a court held, among other matters, that certain U.S. patents protecting the composition and use of Xifaxan® for treating inflammatory bowel syndrome with diarrhea (“IBS-D”) were invalid (the “Norwich Legal Decision”). On August 16, 2022, the Company appealed the Norwich Legal Decision and intends to vigorously defend its Xifaxan® intellectual property. See “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS” for details of this litigation matter and the Company’s response.
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
From September 30, 2022 through the second quarter of 2023 there were no material changes to the facts and circumstances of the Norwich Legal Decision or to actual or expected business performance for Xifaxan®. Based on these factors, no impairment to the carrying value of the Xifaxan® finite-lived intangible assets was identified as of June 30, 2023. The Company also determined that no change to the remaining useful lives of its Xifaxan® finite-lived intangible assets was required.
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
Estimated amortization expense of finite-lived intangible assets for the remainder of 2023 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter	Total
Amortization	$483	$884	$804	$677	$640	$42	$71	$3,601
Goodwill
The changes in the carrying amounts of goodwill during the six months ended June 30, 2023 and the year ended December 31, 2022 were as follows:

(in millions)	Bausch + Lomb	Salix	International	Dermatology	Solta Medical	Diversified	Total
Balance, January 1, 2022	$5,318	$3,159	$825	$798	$—	$2,357	$12,457
Realignment of segment goodwill	—	—	—	(798)	115	683	—
Additions	5	—	—	—	—	—	5
Impairment	—	—	—	—	—	(824)	(824)
Foreign exchange and other	(77)	—	(36)	—	—	22	(91)
Balance, December 31, 2022	5,246	3,159	789	—	115	2,238	11,547
Additions	8	—	—	—	—	—	8
Foreign exchange and other	25	—	55	—	—	(7)	73
Balance, June 30, 2023	$5,279	$3,159	$844	$—	$115	$2,231	$11,628
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
The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the first quarter of 2022 which reflected current market conditions and current trends in business performance. The quantitative fair value test utilized a long-term growth rate of 1.0% and a discount rate of 9.0%. The discount rate contemplated changes in the current macroeconomic conditions noting certain inputs such as the risk-free rate increased over the three months ended March 31, 2022, and was offset by decreases in other reporting unit specific risks during the same period. Based on the quantitative fair value test, the fair value of the Dermatology reporting unit was less than 2% greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit.
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
The quantitative fair value test utilized the Company’s most recent cash flow projections for the Dermatology reporting unit as revised in the second quarter of 2022 which reflected current market conditions and current trends in business performance. The Company’s discounted cash flow model for the Dermatology reporting unit included a range of potential outcomes for, among other matters, macroeconomic factors such as higher than expected inflation for many commodities, volatility in many of the equity markets and pressures on market interest rates. The quantitative fair value test utilized a long-term growth rate of 1.0% and a discount rate of 10.0%. The discount rate had increased 1.0% since the assessment performed as of March 31, 2022, as a result of changes in macroeconomic conditions, including an increase in the risk-free rate during the three months ended June 30, 2022. Based on the quantitative fair value test, the carrying value of the Dermatology reporting unit exceeded its fair value as of June 30, 2022, and the Company recognized a goodwill impairment of $83 million.

Bausch + Lomb Reporting Units
During the period May 6, 2022 (the date Bausch + Lomb’s stock began trading publicly) through June 30, 2022, equity and bond markets were negatively impacted by various macroeconomic and geopolitical factors including, but not limited to: rising inflation rates in the U.S. and abroad, uncertainties created by the Russia/Ukraine conflict, interest rate volatility, COVID-19 related lockdowns and supply issues. The equity markets negatively impacted the market price for Bausch + Lomb’s common stock which as of June 30, 2022 was trading below its IPO offering price. The Company believed that these facts and circumstances suggest the fair value of the three reporting units of the Bausch + Lomb segment could be less than their respective carrying amounts. Therefore, separate quantitative fair value tests were performed for the Vision Care, Surgical and Pharmaceuticals reporting units of the Bausch + Lomb segment.
The quantitative fair value tests utilized the Company’s most recent cash flow projections for each of its reporting units as revised in the second quarter of 2022 which reflected current market conditions and current trends in business performance. The quantitative fair value tests utilized long-term growth rates of 2.0% and 3.0% and discount rates of 9.0% and 11.5%. After completing the testing, the fair value of each of these reporting units exceeded their respective carrying values by more than 25%, and, therefore, there was no impairment to goodwill.
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
The quantitative fair value test utilized the Company’s most recent cash flow projections for the Dermatology reporting unit as revised in the third quarter of 2022 which reflected current market conditions and current trends in business performance. The Company’s discounted cash flow model for the Dermatology reporting unit included, among other matters, volatility in many of the equity markets and pressures on market interest rates and macroeconomic factors such as changes in inflation for many commodities. The quantitative fair value test utilized a long-term growth rate of 1.0% and the discount rate increased from 10.0% at June 30, 2022 to 10.5% at September 30, 2022, which reflected the increases in market interest rates. Based on the quantitative fair value test, the carrying value of the Dermatology reporting unit exceeded its fair value at September 30, 2022, and the Company recognized a goodwill impairment of $119 million for the three months ended September 30, 2022. As of September 30, 2022, the Dermatology reporting unit had remaining goodwill of $480 million.
Salix
On August 10, 2022, the Norwich Legal Decision was issued that held, among other matters, that certain U.S. Patents protecting the composition and use of Xifaxan® for treating IBS-D were invalid. On August 16, 2022, the Company appealed the Norwich Legal Decision and intends to vigorously defend its Xifaxan® intellectual property. See “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS”, for details of this litigation matter and the Company’s response.
Xifaxan® revenues represent approximately 80% of the Salix reporting unit’s revenue. The ultimate outcome of the Norwich Legal Decision, and other potential future related developments, including a competitor’s ability to launch a successful generic version to Xifaxan®, could impact the timing and extent of future revenues and cash flows associated with Xifaxan®. As such, the Company believed that this uncertainty of the possible outcomes of the Norwich Legal Decision and the potential impact on Xifaxan® revenues were indicators that the Salix reporting unit’s fair value could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
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
2022 Annual Impairment Test
The Company’s annual goodwill impairment test as of October 1, 2022, included performing separate quantitative fair value tests for the Neurology and Other reporting unit and the Vision Care, Surgical and Pharmaceuticals reporting units of the Bausch + Lomb segment. For its remaining reporting units, the Company conducted its annual goodwill impairment test as of October 1, 2022, by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2022, management believed that, it was more likely than not that the carrying amounts of its remaining reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test for those reporting units was not required.
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
Bausch + Lomb Reporting Units
The quantitative fair value test for the Vision Care, Surgical and Pharmaceuticals reporting units of the Bausch + Lomb segment utilized the most recent cash flow projections for each of the reporting units as revised in the fourth quarter of 2022 which reflected current market conditions and current trends in business performance. The quantitative assessment utilized long-term growth rates of 2.0% and 3.0% and discount rates of 9.50% and 12.25% in estimation of the fair value of the reporting units. After completing the testing, the fair value of each of these reporting units exceeded its respective carrying value by more than 25% and, therefore, there was no impairment to goodwill.
December 31, 2022
During the period October 1, 2022 through December 31, 2022, the Company continued to monitor the market conditions and trends in business performance for all its reporting units, particularly as they pertain to the Dermatology and Salix reporting units, and determined that no events occurred, or circumstances changed, that would indicate that the fair value of any reporting unit might be below its carrying value.
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
2023 Interim Assessment
During the six months ended June 30, 2023, the Company continued to monitor the market conditions and trends in business performance for all its reporting units, particularly as they pertain to the Dermatology, Neurology and Other and Salix reporting units, and determined that no events occurred, or circumstances changed, that would indicate that it is more likely than not that the fair value of any reporting unit might be below its carrying value. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and any such charges could be material.
Accumulated goodwill impairment charges through June 30, 2023 were $5,004 million.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	June 30, 2023	December 31, 2022
Product rebates	$960	$983
Product returns	403	427
Legal matters and related fees	326	326
Employee compensation and benefit costs	290	300
Interest	205	208
Income taxes payable	52	30
Other	772	714
	$3,008	$2,988

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		June 30, 2023		December 31, 2022
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2022 Amended Credit Agreement
2027 Revolving Credit Facility	February 2027	$245	$245	$470	$470
February 2027 Term Loan B Facility	February 2027	2,375	2,336	2,437	2,392
AR Credit Facility	January 2028	—	—	—	—
B+L Credit Facilities
B+L Revolving Credit Facility	May 2027	200	200	—	—
B+L Term Facility	May 2027	2,475	2,433	2,488	2,439
Senior Secured Notes:
5.50% Secured Notes	November 2025	1,680	1,673	1,680	1,672
6.125% Secured Notes	February 2027	1,000	989	1,000	987
5.75% Secured Notes	August 2027	500	496	500	496
4.875% Secured Notes	June 2028	1,600	1,585	1,600	1,583
11.00% First Lien Secured Notes	September 2028	1,774	2,740	1,774	2,826
14.00% Second Lien Secured Notes	October 2030	352	687	352	711
9.00% Intermediate Holdco Secured Notes	January 2028	999	1,397	999	1,423
Senior Unsecured Notes:
9.00%	December 2025	959	952	959	951
9.25%	April 2026	741	737	741	737
8.50%	January 2027	643	644	643	644
7.00%	January 2028	171	170	171	170
5.00%	January 2028	433	430	433	429
6.25%	February 2029	821	813	821	813
5.00%	February 2029	452	448	452	448
7.25%	May 2029	337	334	337	334
5.25%	January 2030	779	772	779	771
5.25%	February 2031	462	459	462	458
Other	Various	12	12	12	12
Total long-term debt and other		$19,010	20,552	$19,110	20,766
Less: Current portion of long-term debt and other			444		432
Non-current portion of long-term debt			$20,108		$20,334
Covenant Compliance
The Senior Secured Credit Facilities (as defined below), the B+L Credit Facilities (as defined below), the AR Credit Facility (as defined below) and the indentures governing the Senior Secured Notes (as defined and described in the table above), the 9.00% Intermediate Holdco Secured Notes (as defined below) and Senior Unsecured Notes (as defined and described in the table above) contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. As of June 30, 2023, the amount available for restricted payments under the “builder basket” in the Company’s most restrictive indentures (as defined by those indentures) was approximately $9,800 million (although such availability is subject to the Company’s compliance with a 2.00:1.00 fixed charge coverage ratio). The 2027 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that, requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
As of June 30, 2023, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
The Company continues to take steps to ensure compliance with its financial maintenance covenant and may take other actions to reduce its debt levels and improve its capital structure to align with the Company’s long-term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate.
September 2022 Exchange Offer
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
The premium recorded on the New Secured Notes was $1,835 million, which will be reduced as contractual interest payments are made on the New Secured Notes. During the three and six months ended June 30, 2023, the Company made contractual interest payments of $27 million and $155 million, respectively, related to the New Secured Notes, of which $23 million and $134 million, respectively, was recorded as a reduction of the premium.
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

Senior Secured Credit Facilities under the 2022 Amended Credit Agreement
On May 10, 2022, the Company and certain of its subsidiaries as guarantors entered into a Second Amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit and Guaranty Agreement (as amended by the Second Amendment, the “2022 Amended Credit Agreement”). The 2022 Amended Credit Agreement provides for a new term loan facility with an aggregate principal amount of $2,500 million (the “2027 Term Loan B Facility”) maturing on February 1, 2027 and a new revolving credit facility of $975 million (the “2027 Revolving Credit Facility”) that will mature on the earlier of February 1, 2027 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and Bausch Health Americas, Inc. (“BHA”) in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2027 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or Euros. After giving effect to the Second Amendment, the 2023 Revolving Credit Facility, June 2025 Term Loan B Facility and November 2025 Term Loan B Facility were refinanced (such refinancing, the “Credit Agreement Refinancing”), along with certain of the Company’s existing senior notes, using net proceeds from the borrowings under the 2027 Term Loan B Facility, the B+L IPO and the B+L Debt Financing (as defined below) and available cash on hand. As of June 30, 2023, the Company had drawn $245 million and had $23 million of issued and outstanding letters of credit on the 2027 Revolving Credit Facility.
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
The amortization rate for the 2027 Term Loan B Facility is 5.00% per annum, or $125 million, payable in quarterly installments beginning on September 30, 2022. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2023, the remaining mandatory quarterly amortization payments for the 2027 Term Loan B Facility were $438 million through December 2026.
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
On November 29, 2022, the Company designated 1261229 B.C. Ltd., the entity that directly or indirectly holds approximately 89% of the issued and outstanding shares of Bausch + Lomb, as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s debt documents. In connection therewith, all of the subsidiaries of 1261229 B.C. Ltd., including Bausch + Lomb and its subsidiaries, are unrestricted subsidiaries of the Company and, as a result, are not subject to the covenants under the Bausch Health debt documents, and the earnings and net debt of Bausch + Lomb, as defined in the relevant debt documents, are also not included in the calculation of the Company’s financial maintenance covenant.
Accounts Receivable Credit Facility
On June 30, 2023, certain subsidiaries of the Company entered into a Credit and Security Agreement (the “AR Facility Agreement”) with certain third-party lenders, providing for a non-recourse financing facility collateralized by certain accounts receivable originated by a wholly-owned subsidiary of the Company (the “AR Credit Facility”). The AR Facility Agreement provides for an up to $600 million facility, subject to certain borrowing base tests. Under the AR Credit Facility, a special purpose entity (the “Borrower”), as the borrower, purchases accounts receivable originated by a wholly-owned subsidiary of the Company, which collateralize borrowings under the AR Credit Facility. The Borrower is a bankruptcy remote entity that is unrestricted under the Company’s debt covenants, and which is consolidated by the Company. Borrowings under the AR Credit Facility are for general corporate purposes.
Borrowings under the AR Credit Facility are in U.S. dollars and bear interest at a rate per annum equal to the sum of the one month term SOFR plus 6.65%. The Company is required to pay commitment fees of 0.75% multiplied by the lesser of: (i) the unfunded portion of the lenders’ commitments or (ii) 50% of the total lenders’ commitments. The AR Facility Agreement contains customary events of default, representations and warranties and affirmative and negative covenants primarily applicable to the borrower thereunder, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions, and engaging in any business other than as set forth in the AR Facility Agreement. Upon the occurrence and during the continuance of an Amortization Event (as defined in the AR Facility Agreement), including the occurrence of an Event of Default (under and as defined in the 2022 Amended Credit Agreement), and subsequent demand by the Administrative Agent (acting at the direction of the Lenders), the outstanding advances and all other obligations under the AR Facility Agreement will be due and payable. The AR Credit Facility matures on January 28, 2028.
As of June 30, 2023, there were no outstanding borrowings under the AR Credit Facility.

Fees incurred with the lenders, their affiliates and other third parties of approximately $20 million associated with the AR Credit Facility were capitalized as deferred financing costs and will be amortized as Interest expense over the term of the AR Facility Agreement.
See Note 19, “SUBSEQUENT EVENTS” for further details on subsequent borrowings under the AR Credit Facility.
Senior Secured Credit Facilities under the B+L Credit Agreement
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “B+L Credit Agreement”, and the credit facilities thereunder, the “B+L Credit Facilities”) providing for a term loan of $2,500 million with a five-year term to maturity (the “B+L Term Facility”) and a five-year revolving credit facility of $500 million (the “B+L Revolving Credit Facility” and such financing, the “B+L Debt Financing”). The B+L Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The term loan is denominated in U.S. dollars, and borrowings under the revolving credit facility will be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of June 30, 2023, the B+L Revolving Credit Facility had $200 million of outstanding borrowings, $25 million of issued and outstanding letters of credit and remaining availability of $275 million.
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
Borrowings under the B+L Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the Term Facility at June 30, 2023 was 8.59% per annum.
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
The amortization rate for the B+L Term Facility is 1.00% per annum, or $25 million, and the first quarterly installment was paid on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2023, the remaining mandatory quarterly amortization payments for the B+L Term Facility were $94 million through March 2027, with the remaining term loan balance being due in May 2027.
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
The 9.00% Intermediate Holdco Secured Notes are general senior secured obligations of Intermediate Holdco and secured by first priority liens (subject to permitted liens and certain other exceptions) on substantially all of the assets of Intermediate Holdco, which as of June 30, 2023 were comprised of 38.6% of the issued and outstanding common shares of Bausch + Lomb. The 9.00% Intermediate Holdco Secured Notes and Intermediate Holdco’s other obligations under the indenture governing such notes are not obligations or responsibilities of, or guaranteed by, the Company, Bausch + Lomb or any of their respective affiliates or subsidiaries (other than the issuer Intermediate Holdco). The sole recourse of the holders of the 9.00% Intermediate Holdco Secured Notes under the 9.00% Intermediate Holdco Secured Notes and the indenture governing such notes is limited to Intermediate Holdco and its assets.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of June 30, 2023 and December 31, 2022 was 7.91% and 7.74%, respectively. Due to the accounting treatment for the New Secured Notes, interest expense in the Company’s financial statements for 2023 and in future periods will not be representative of the weighted average stated rate of interest.
Gain (Loss) on Extinguishment of Debt
During the three months ended June 30, 2022, the Company repurchased and retired outstanding Senior Unsecured Notes with an aggregate par value of $481 million in the open market, for an aggregate cost of $300 million. In connection with these repurchases, the Company recognized a gain of $176 million on extinguishment of debt which represents the differences between the amounts paid to settle the extinguished debt and its carrying value.
During the three months ended June 30, 2022, in connection with the (i) repayment of the June 2025 Term Loan B Facility, the November 2025 Term Loan B Facility and the 2023 Revolving Credit Facility and (ii) redemption of April 2025 Unsecured Notes, the Company incurred a loss on extinguishment of debt of $63 million, representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value.
Maturities
The Company may, from time to time, purchase outstanding debt for cash in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, future liquidity requirements, contractual restrictions and other factors.
Maturities of debt obligations for the remainder of 2023, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2023	$75
2024	150
2025	2,789
2026	891
2027	6,913
2028	4,990
Thereafter	3,202
Total debt obligations	19,010
Unamortized premiums, discounts and issuance costs	1,542
Total long-term debt and other	$20,552

11.SHARE-BASED COMPENSATION
Bausch Health’s Long-Term Incentive Plan
In May 2014, shareholders approved Bausch Health’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced Bausch Health’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan was initially equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered 20,000,000 common shares for issuance under the 2014 Plan. The 2014 Plan was amended and restated effective April 30, 2018, April 28, 2020 and June 21, 2022 to, among other things, increase the number of common shares authorized for issuance under the 2014 Plan.
Effective May 16, 2023, Bausch Health further amended and restated the 2014 Plan, as subsequently amended and restated (the “Amended and Restated 2014 Plan”). Such amendment and restatement increased the number of common shares authorized for issuance under the Amended and Restated 2014 Plan by an additional 7,500,000 common shares, among other things.
Approximately 16,712,000 common shares were available for future grants under the Amended and Restated 2014 Plan as of June 30, 2023. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
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
Bausch + Lomb Long-Term Incentive Plan
Prior to May 5, 2022, Bausch + Lomb participated in Bausch Health’s long-term incentive program. Effective May 5, 2022, Bausch + Lomb established the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (the “B+L Plan”). A total of 28,000,000 common shares of Bausch + Lomb were originally authorized under the B+L Plan. Effective April 24, 2023, the shareholders of Bausch + Lomb approved an amendment and restatement of the B+L Plan to increase the number of shares authorized for issuance thereunder by an additional 10,000,000 common shares, resulting in an aggregate of 38,000,000 common shares of Bausch + Lomb authorized for issuance under the Plan (the “Plan Amendment”). The B+L Plan provides for the grant of various types of awards including RSUs, restricted stock, stock appreciation rights, stock options, performance-based awards and cash awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock options have a term of ten years and a three-year vesting period, subject to limited exceptions.
Approximately 18,600,000 Bausch + Lomb common shares were available for future grants as of June 30, 2023. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.

Bausch + Lomb has a long-term incentive program with the objective of aligning the share-based awards granted to senior management with Bausch + Lomb’s focus on enhancing its revenue growth while maintaining focus on total shareholder return over the long-term. In addition to stock options and RSUs, during the first quarter of 2023, performance restricted share units (“PSUs”) were also granted. The PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative TSR and (ii) attainment of certain performance targets that are based on Bausch + Lomb’s Organic Revenue Growth (the “Organic Revenue Growth PSUs”). If Bausch + Lomb’s performance is below a specified performance level, no common shares will be paid. Each vested PSU represents the right of a holder to receive a number of Bausch + Lomb’s common shares up to a specified maximum.
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
The following table summarizes the components and classification of the Company’s share-based compensation expenses related to stock options and RSUs for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Stock options	$4	$3	$10	$7
RSUs	29	23	64	51
	$33	$26	$74	$58

Research and development expenses	$2	$3	$5	$6
Selling, general and administrative expenses	31	23	69	52
	$33	$26	$74	$58

Share-based awards granted for the six months ended June 30, 2023 and 2022 consist of:

	2023	2022
Bausch Health Share-Based Awards
Stock options
Granted	999,000	2,570,000
Weighted-average exercise price	$9.25	$23.95
Weighted-average grant date fair value	$4.87	$6.60
Time-based RSUs
Granted	4,667,000	2,680,000
Weighted-average grant date fair value	$9.06	$18.49
Adjusted Operating Cash Flow performance-based RSUs
Granted	647,000	—
Weighted-average grant date fair value	$10.57	$—
ROTC performance-based RSUs
Granted	—	369,000
Weighted-average grant date fair value	$—	$9.40
Bausch+ Lomb Share-Based Awards
Stock options
Granted	3,130,000	6,455,000
Weighted-average exercise price	$18.16	$18.00
Weighted-average grant date fair value	$5.40	$4.55
RSUs
Granted	2,888,000	3,207,000
Weighted-average grant date fair value	$17.97	$17.92
TSR performance-based RSUs
Granted	1,175,000	—
Weighted-average grant date fair value	$27.65	$—
Organic Revenue Growth performance-based RSUs
Granted	142,000	—
Weighted-average grant date fair value	$17.96	$—
As of June 30, 2023, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $196 million, which will be amortized over a weighted-average period of 2.11 years.
As of June 30, 2023, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs under the B+L Plan amounted to $111 million, which will be amortized over a weighted-average period of 2.30 years.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	June 30, 2023	December 31, 2022
Foreign currency translation adjustment	$(1,883)	$(2,038)
Pension adjustment, net of tax	(19)	(18)
	$(1,902)	$(2,056)
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
13.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Product related research and development	$148	$120	$284	$241
Quality assurance	8	7	15	13
	$156	$127	$299	$254
14.OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Litigation and other matters	$(71)	$8	$(79)	$7
Acquisition-related contingent consideration	(17)	(5)	14	(2)
Loss (Gain) on sale of assets, net	1	(3)	1	(3)
Acquired in-process research and development costs	—	1	—	1
Acquisition-related transaction costs	3	—	3	—
Other, Net	1	(1)	1	(1)
	$(83)	$—	$(60)	$2
For the three and six months ended June 30, 2023, Litigation and other matters primarily related to insurance recoveries regarding certain litigation matters.
Acquisition-related contingent consideration for the six months ended June 30, 2023, reflects adjustments for changes in estimates in the timing and amounts of the future royalty and milestone payments related to certain branded products.
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
Provision for income taxes for the six months ended June 30, 2023 was $125 million and included: (i) $39 million of income tax provision for the Company’s ordinary loss for the six months ended June 30, 2023 and (ii) $86 million of net income tax provision for discrete items, which includes: (a) $41 million of net income tax expense related to final and potential settlements of various tax audits in the six months ended June 30, 2023, (b) $21 million of income tax expense related to changes in uncertain tax positions, (c) $18 million of income tax expense associated with the establishment of a valuation allowance against deferred tax assets of B+L’s Canadian parent and (d) $7 million of income tax expense associated with stock compensation.
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

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was approximately $2,200 million as of June 30, 2023 and December 31, 2022. The Company will continue to assess the need for valuation allowances on an ongoing basis.
As of June 30, 2023 and December 31, 2022, the Company had $901 million and $881 million, respectively, of unrecognized tax benefits, which included $43 million and $32 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of June 30, 2023, $402 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2023 could decrease by approximately $4 million in the next 12 months as a result of the resolution of certain tax audits and other events.
The Company continues to be under examination by the Canada Revenue Agency. In the first quarter of 2023, the Company recorded income tax expense related to prior year withholding tax returns.
On April 19, 2021, the Canadian federal government delivered its 2021 budget which contained proposed measures related to limitations on interest deductibility and changes in relation to international taxation. Draft legislative proposals pertaining to interest deductibility were initially released for public comment on February 4, 2022, with revised legislative proposals subsequently released on November 3, 2022. The proposed rules on interest deductibility are expected to be effective no earlier than January 1, 2024. The proposed rules and their application are complex and could have a material adverse impact on the Company’s consolidated effective tax rate and financial results in future years if enacted as drafted.
The Internal Revenue Service (the “IRS”) previously completed its examinations of the Company’s U.S. consolidated federal income tax returns for the years 2013 and 2014. There were no material adjustments to the Company’s taxable income as a result of these examinations. However, the 2014 tax year remains open to the extent of a 2017 capital loss carried back to that year. The Company’s annual tax filings for 2015 and 2016 and short period tax return for the period ended September 8, 2017, which was filed as a result of the Company’s internal restructuring efforts during 2017 is currently under IRS examination. As part of its examination, the Company received a notice of proposed adjustment from the IRS that would disallow the 2017 Capital Loss resulting from its internal restructuring. The Company previously contested this proposed tax deficiency through the IRS administrative appeals process and if necessary, intends to continue to contest any proposed tax deficiency through appropriate litigation. Accordingly, no income tax provision had been recorded as of December 31, 2022.
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

16.EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Bausch Health Companies Inc. is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net income (loss) attributable to Bausch Health Companies Inc.	$26	$(145)	$(175)	$(214)
Basic weighted-average common shares outstanding	364.8	362.2	364.1	361.5
Diluted effect of stock options and RSUs	2.3	—	—	—
Diluted weighted-average common shares outstanding	$367.1	$362.2	$364.1	$361.5
Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.07	$(0.40)	$(0.48)	$(0.59)
Diluted	$0.07	$(0.40)	$(0.48)	$(0.59)
During the six months ended June 30, 2023 and during the three and six months ended June 30, 2022, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 1,184,000 common shares for the three months ended June 30, 2022, and approximately 2,859,000 and 2,392,000 common shares for the six months ended June 30, 2023 and 2022, respectively.
During the three and six months ended June 30, 2023, time-based RSUs, performance-based RSUs and stock options to purchase approximately 16,308,000 and 17,613,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
During the three and six months ended June 30, 2022, time-based RSUs, performance-based RSUs and stock options to purchase approximately 15,372,000 and 13,771,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
During each of the three and six months ended June 30, 2023, an additional 90,000, performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met.
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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of June 30, 2023, the Company’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $326 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.

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
On December 16, 2019, the Company announced that it had agreed to settle, subject to final court approval, the consolidated securities class action filed in the U.S. District Court for the District of New Jersey (In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658) (the “Securities Class Action Settlement”). As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against it and deny all allegations of wrongdoing. On January 31, 2021, the District Court issued an order granting final approval of this settlement. After various appeals, and with passage of time, this settlement has become final pursuant to the stipulation of settlement. The matter is now concluded with respect to the Company and all claims have been resolved and discharged as to the Company and its current/former officers and directors.
In addition to the consolidated putative class action, thirty-seven groups of individual investors in the Company’s stock and debt securities have chosen to opt out of the consolidated putative class action and filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These actions were previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023. Sixteen of the thirty-seven opt-out actions have been dismissed; and the total number of remaining opt-out actions pending in the District of New Jersey is twenty-one actions.
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
Discovery in the opt-out actions has concluded. Motions for summary judgment were filed on August 1, 2022. On May 22, 2023, the Special Master overseeing the opt-out litigation issued reports and recommendations on all pending summary judgment motions. The Special Master recommended denying Plaintiffs’ motions in their entirety, denying all motions filed by the Company and granting in part certain other defendants’ motions for summary judgment on subparts of their defenses. No defendants would be fully dismissed from the opt-out cases as a result of the reports and recommendations. On June 26, 2023, the Parties filed motions to adopt and objections to the Special Master’s May 22, 2023 reports and recommendations which will be reviewed and ruled on by the District Court. Trial dates have not been set in any of the opt-out actions.
The Company disputes the claims against it in the remaining individual opt-out complaints and intends to defend itself vigorously.

U.S. Securities Litigation – Kelk Complaint
On July 26, 2023, a purported class action complaint captioned, Kelk v. Bausch Health Companies, Inc., et al. (No. 23-cv-03996), was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current or former officers. The action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff alleges that defendants made various misrepresentations and omissions regarding the Company’s proposed spin-off of Bausch + Lomb, and alleges that those purported misrepresentations and omissions concealed that the spin-off was executed as part of a strategy to subvert the pending opt-out lawsuits and leave plaintiffs in those actions without viable means to a potential recovery.
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
After a hearing on November 11, 2019, the court approved a settlement in the Catucci action between the class members and the Company’s auditors and the action was dismissed as against the Company’s auditors.
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
On December 7, 2017, the Company filed a lawsuit against its insurance companies that issued insurance policies covering claims made against the Company, its subsidiaries, and its directors and officers during two distinct policy periods, (i) 2013-14 and (ii) 2015-16. The lawsuit was brought in the United States District Court for the District of New Jersey (Valeant Pharmaceuticals International, Inc., et al. v. AIG Insurance Company of Canada, et al.; Case No. 3:18-CV-00493). In the lawsuit, the Company seeks coverage for: (i) the costs of defending and resolving claims brought by former shareholders and debtholders of Allergan, Inc. in In re Allergan, Inc. Proxy Violation Securities Litigation and Timber Hill LLC, individually and on behalf of all others similarly situated v. Pershing Square Capital Management, L.P., et al. (the “Allergan Securities Litigation”) (under the 2013-2014 coverage period) and (ii) costs incurred and to be incurred in connection with the securities class actions and opt-out cases described in this section and the SEC Investigation and certain of the other investigations described under “Complete or Inactive Matters” in Note 20, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and the CSA on February 24, 2021 and under “Governmental and Regulatory Inquiries” and “Complete or Inactive Matters” in Note 21, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and the CSA on February 19, 2020 (under the 2015-2016 coverage period).
On July 20, 2021, the Company entered into settlement agreements with the insurers in the 2015-2016 coverage period in which the Company agreed to resolve its claims for insurance coverage in connection with the U.S. Securities Litigation and the Canadian Securities Litigation and related opt-out litigation and related investigations matters described above, and with two insurers in the 2013-2014 coverage period to resolve its claims against those two insurers for insurance coverage in connection with the Allergan Securities Litigation. As of June 30, 2023, the Company has entered into settlement agreements with the remaining insurers in the 2013-2014 coverage period in which the Company agreed to resolve its remaining claims for insurance coverage in connection with the Allergan Securities Litigation. As a result of all of the settlement agreements entered into with the insurers through June 30, 2023, the Company has received an aggregate sum of $313 million for its claims in the 2013-2014 and 2015-2016 coverage periods. This matter has now concluded.
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
Generic Pricing Antitrust Litigation
The Company’s subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”) and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16-

MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which have been brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, States, and various Counties, Cities, and Towns, have been or will be consolidated into the MDL. There are also additional, separate complaints which have been consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. There are cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed in the cases. The cases have been placed in deferred status. The Company disputes the claims against it and continues to defend itself vigorously.
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
On February 17, 2020, the Company and Alfasigma S.p.A. (“Alfasigma”) received a Notice of Paragraph IV Certification from Norwich Pharmaceuticals Inc. (“Norwich”), in which Norwich asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which an ANDA has been filed by Norwich. The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Norwich’s ANDA for rifaximin tablets, 550 mg. Xifaxan® is protected by 27 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. Trial in this matter was held in March 2022. The court issued a final judgment on August 10, 2022, (the “Norwich Legal Decision”), finding that the U.S. Patents protecting the use of Xifaxan® (rifaximin) 550 mg tablets for the reduction in risk of hepatic encephalopathy (“HE”) recurrence valid and infringed and the U.S. Patents protecting the composition, and use of Xifaxan® for treating IBS-D invalid. The Norwich Legal Decision prevents FDA approval of Norwich’s 550 mg ANDA until October 2029. The Company appealed the Norwich Legal Decision to the U.S. Court of Appeals for the Federal Circuit on August 16, 2022. Following the Company’s appeal, Norwich claimed to have removed the HE indication from its existing ANDA and then filed a motion in the District Court requesting modification of the Norwich Legal Decision to permit the FDA to approve their ANDA before October 2029. The Company opposed the motion. On May 17, 2023, the District Court denied Norwich’s motion and confirmed that the FDA remained enjoined from granting final approval to Norwich’s ANDA until October 2029. Norwich filed its appeal to the U.S. Court of Appeals for the Federal Circuit on May 19, 2023. The Company’s and Norwich’s appeals are now consolidated.

In a letter to Norwich on June 2, 2023, the FDA granted tentative approval to Norwich’s ANDA, but confirmed that it is enjoined from granting final approval until October 2029. On June 5, 2023, Norwich brought a lawsuit against the FDA in the U.S. District Court for the District of Columbia, alleging that the FDA acted improperly by only granting tentative approval to Norwich’s ANDA rather than final approval (the “Norwich DC Lawsuit”). In June 2023, the Company intervened in the Norwich DC Lawsuit.
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

Patent Litigation against Certain Ocuvite and PreserVision
On June 22, 2021, ZeaVision, LLC (“ZeaVision”) filed a complaint for patent infringement against certain of the Ocuvite® and PreserVision® products in the Eastern District of Missouri (Case No. 4:21-cv-00739-RWS). On June 29, 2021, ZeaVision amended its complaint to assert a second patent against certain of the Ocuvite® and PreserVision® products. On November 16, 2021, ZeaVision filed an additional complaint for patent infringement to assert a third patent against certain of the PreserVision® products (Case No. 4:21-cv-01352-RWS). On March 1, 2022, the cases were consolidated. On March 10, 2022, the court granted Bausch + Lomb’s motion to stay all proceedings pending inter partes review. On July 8, 2022, ZeaVision filed a motion to partially lift the stay to allow Case No. 4:21-cv-00739-RWS to proceed, and this motion was denied. On April 18, 2023, the Court ordered all proceedings stayed pending inter partes review of the patents-in-suit. The Company disputes the claims and intends to vigorously defend this matter.
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
On January 20, 2022, B&L Inc. received a Notice of Paragraph IV Certification from Lupin Ltd. (“Lupin”), in which Lupin asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops (the “Lumify Patents”), are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Lupin’s generic brimonidine tartrate solution, for which its ANDA No. 216716 has been filed by Lupin. On February 2, 2022, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Lupin pursuant to the Hatch-Waxman Act, alleging patent infringement by Lupin of one or more claims of the Lumify Patents, thereby triggering a 30-month stay of the approval of the Lupin ANDA. Since then, U.S. Patent No. 9,259,425 has been dismissed from the case.
On May 15, 2023, the United States Patent & Trademark Office’s Patent Trial and Appeal Board issued a Final Written Decision, finding all claims of U.S. Patent No. 8,293,742 unpatentable. This decision has been appealed to the United States Court of Appeals for the Federal Circuit and is ongoing. Additionally, an additional patent (US. Patent No. 11,596,600) has been listed in the Orange Book related to Lumify®, and lawsuits have been filed against Slayback and its licensee, Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. and Lupin, respectively. Those cases have been consolidated and are ongoing in the District of New Jersey, with no trial date set.
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
Following Acrux DDS’s IPR petition, the U.S. Patent and Trial Appeal Board (“PTAB”), in May 2017, instituted inter partes review for an Orange Book-listed patent covering Jublia® (U.S. Patent No. 7,214,506 (the “‘506 Patent”)) and, on June 6, 2018, issued a written determination invalidating such patent. An appeal of this decision was filed on August 7, 2018. On March 13, 2020, the Court of Appeals for the Federal Circuit reversed this decision and remanded the matter back to the PTAB for further proceedings. As a result of a settlement, a joint motion to terminate the proceedings was filed on November 12, 2020 and, on January 8, 2021, the PTAB granted this motion. The ‘506 Patent, therefore, remains valid and enforceable and expires in 2026. Jublia® is covered by seventeen Orange Book-listed patents owned by the Company or its licensor, which expire in the years 2026 through 2035. In 2018, the Company received notices of the filing of a number of ANDAs with paragraph IV certification, and timely filed patent infringement suits against these ANDA filers, and, in addition, the Company has also commenced certain patent infringement proceedings in Canada. All cases in the U.S. regarding Jublia® have been settled. One lawsuit is pending in Canada regarding Jublia® against Pharmascience Inc.
Mylan and MSN have filed IPR petitions for certain U.S. patents listed in the FDA Orange Book for Trulance® (plecanatide). On March 21, 2022, Mylan filed a petition for IPR of U.S. Patent No. 7,041,786, which was then instituted on September 14,

2022. On October 12, 2022, MSN also filed a petition for IPR of U.S. Patent No. 7,041,786 and the PTAB then issued a decision on December 14, 2022, instituting MSN’s IPR and joining it with Mylan’s IPR. On June 10, 2022, Mylan filed petitions for IPR of U.S. Patent Nos. 9,610,321, 9,616,097, 9,919,024 and 9,925,231. In the Company’s favor, the PTAB issued decisions on Jan. 4, 2022, denying Mylan’s petitions against the ‘321, ‘097, ‘024, and ‘231 patents.
On June 21, 2023, Padagis filed an IPR petition against U.S. Patent No. 11,311,482, which is Orange Book-listed for Arazlo®.
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
However, on April 4, 2023, LTL re-filed for chapter 11 in the Bankruptcy Court and again commenced an adversary proceeding seeking a preliminary injunction enjoining substantially all cases subject to the indemnification agreement. The Bankruptcy Court granted a temporary restraining order enjoining litigation against the “Protected Parties” including the Bausch entities. The Bankruptcy Court held a hearing on April 18, 2023, to consider the preliminary injunction, and on April 20, 2023, the Bankruptcy Court ordered a preliminary injunction solely on a limited basis to enjoin the commencement or continuation of any trial against any Protected Party (including the Bausch entities), which the Bankruptcy Court extended to August 22, 2023. The injunction did not enjoin the commencement of a new suit or any discovery or pre-trial activity in pending suits. The Bankruptcy Court denied the talc claimants’ motion to have the injunction decision certified for direct appeal to the Third Circuit. On or around April 24, 2023, multiple motions to dismiss the newly filed Chapter 11 case were filed and a hearing on the motions to dismiss was held the week of June 27, 2023. On July 28, 2023, the Bankruptcy Court granted the motions to dismiss LTL’s bankruptcy case and directed the parties to prepare and propose a form of Order consistent with the Court’s dismissal.
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
General Civil Actions
U.S. Securities Litigation - New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, the Company and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in the Company’s common shares and debt securities who are also maintaining individual securities fraud claims against the Company and certain current or former officers and directors as part of the U.S. Securities Litigation. This action seeks a declaratory judgment that alleged transfers of certain Company assets to Bausch + Lomb would constitute a voidable transfer under the New Jersey Voidable Transactions Act and that Bausch + Lomb would be liable for damages, if any, awarded against the Company in the individual opt-out actions. The declaratory judgment action also alleges that the future potential separation of Bausch + Lomb from the Company by distribution of Bausch + Lomb stock to the Company’s shareholders would leave the Company with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against the Company in the underlying individual opt-out actions and the Company disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Exchange Act, and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt out actions are made against the Company and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by the Company and/or failures to disclose information about the Company’s business and prospects including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, the Company and Bausch + Lomb removed the action to the U.S. District Court for the District of New Jersey. On April 29, 2022, Plaintiffs filed a motion to remand. On November 29, 2022, the District Court granted Plaintiffs’ remand motion and the case was remanded to the New Jersey Superior Court Chancery Division. On December 8, 2022, Plaintiffs filed a proposed Order to Show Cause and motion for a preliminary injunction, and sought interim relief including expedited discovery. On December 13, 2022, the Court denied Plaintiffs’ proposed Order to Show Cause and stayed discovery pending the resolution of the Company and Bausch + Lomb’s forthcoming motions to dismiss, while instructing the Company to provide certain notice to Plaintiffs of the intended completion of a potential future distribution referenced above under certain circumstances. On December 22, 2022, Plaintiffs filed an amended complaint which, among other things, added claims seeking injunctive relief. On January 11, 2023, the Company and Bausch + Lomb moved to dismiss the amended complaint. Briefing was complete on February 24, 2023, and the motion to dismiss was heard on March 3, 2023. On April 3, 2023, the court issued a decision granting in part and denying in part the motion to dismiss.
Both the Company and Bausch + Lomb dispute the claims in this declaratory judgment action and intend to vigorously defend this matter.

California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. Bausch Health US filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief; Appellees’ response briefs were filed on October 8, 2021. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the Bankruptcy Court in the LTL bankruptcy proceeding. This stay included Appellants’ reply brief deadline, which was previously due to be filed on or before December 2, 2021. On March 9, 2022, the Ninth Circuit issued an order extending the stay through July 29, 2022. On July 29, 2022, Johnson & Johnson filed a status report in the Gutierrez appeal, outlining the developments since the last status report and the imposition of the stay. Johnson & Johnson noted that following a July 26, 2022, hearing, the Bankruptcy Court left the preliminary injunction in place, and asked the Ninth Circuit to continue to stay this action while the bankruptcy preliminary injunction remained in place. On January 20, 2023, the Ninth Circuit extended the stay until February 17, 2023. On February 17, 2023, Johnson & Johnson requested the court afford it sixty (60) days – until April 18, 2023, or seven (7) days following any lifting of the LTL Bankruptcy Court’s preliminary injunction – whichever comes earliest – to provide an additional status report about the bankruptcy proceeding and the Third Circuit dismissal for which LTL has requested a rehearing. On April 7, 2023, Johnson & Johnson Consumer Inc. filed a status report regarding the bankruptcy proceeding advising the Court of the dismissal of the prior bankruptcy proceeding and the filing of the second bankruptcy proceeding, as well as the preliminary injunction and stay order, and requesting the stay of the appeal remain in place until May 10, 2023, which was granted. Following the entry of a preliminary injunction applicable to this case, which was extended until August 26, 2023, the Ninth Circuit extended the stay to June 15, 2023. On June 22, 2023, Johnson & Johnson and LTL filed a status report requesting the stay be extended to August 26, 2023, consistent with the extension of the preliminary injunction by the bankruptcy court. The Ninth Circuit has not yet acted on that request.
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
The Company and Bausch Health US dispute the claims against them, and this lawsuit will be defended vigorously.
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
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas summary judgment on its counterclaims against Plaintiff and dismissing Plaintiff’s claims against it. The motion was fully briefed as of May 2021. The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying Bausch Health Americas’ motion. On June 14, 2023, Bausch Health Americas filed a Notice of Appeal as to the Decision and Order. Bausch Health Americas disputes the claims against it and intends to continue to defend itself vigorously.
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
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Pharmaceuticals products.
Segment profit is based on operating income after the elimination of intercompany transactions, including between Bausch + Lomb and other segments. Certain costs such as Amortization of intangible assets, Asset impairments, Goodwill impairments, Restructuring, integration, separation and IPO costs and Other (income) expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.

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
Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenues:
Salix	$557	$501	$1,053	$965
International	259	233	506	477
Solta Medical	88	57	161	129
Diversified	228	235	425	484
Bausch + Lomb	1,035	941	1,966	1,830
	$2,167	$1,967	$4,111	$3,885
Segment profits:
Salix	$386	$354	$700	$676
International	68	66	145	157
Solta Medical	45	20	81	55
Diversified	138	141	245	299
Bausch + Lomb	244	208	455	414
	881	789	1,626	1,601
Corporate	(230)	(202)	(481)	(396)
Amortization of intangible assets	(269)	(302)	(542)	(612)
Goodwill impairments	—	(83)	—	(83)
Asset impairments	(37)	(6)	(50)	(14)
Restructuring, integration, separation and IPO costs	(16)	(35)	(26)	(48)
Other income (expense), net	83	—	60	(2)
Operating income	412	161	587	446
Interest income	7	3	13	5
Interest expense	(319)	(410)	(626)	(772)
Gain on extinguishment of debt	—	113	—	113
Foreign exchange and other	(21)	4	(31)	(3)
Income (loss) before income taxes	$79	$(129)	$(57)	$(211)

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
	Three Months Ended June 30, 2023
Pharmaceuticals	$558	$60	$—	$194	$134	$946
Devices	—	—	88	—	408	496
OTC	—	39	—	1	421	461
Branded and Other Generics	—	148	—	27	68	243
Other revenues	(1)	12	—	6	4	21
	$557	$259	$88	$228	$1,035	$2,167

	Three Months Ended June 30, 2022
Pharmaceuticals	$501	$67	$—	$196	$114	$878
Devices	—	—	57	—	393	450
OTC	—	34	—	1	366	401
Branded and Other Generics	—	122	—	31	62	215
Other revenues	—	10	—	7	6	23
	$501	$233	$57	$235	$941	$1,967

	Six Months Ended June 30, 2023
Pharmaceuticals	$1,054	$117	$—	$356	$242	$1,769
Devices	—	—	161	—	814	975
OTC	—	78	—	3	774	855
Branded and Other Generics	—	286	—	54	129	469
Other revenues	(1)	25	—	12	7	43
	$1,053	$506	$161	$425	$1,966	$4,111

	Six Months Ended June 30, 2022
Pharmaceuticals	$965	$125	$—	$401	$221	$1,712
Devices	—	—	129	—	779	908
OTC	—	72	—	3	702	777
Branded and Other Generics	—	255	—	67	116	438
Other revenues	—	25	—	13	12	50
	$965	$477	$129	$484	$1,830	$3,885
The top ten products for the six months ended June 30, 2023 and 2022 represented 47% and 48% of total revenues for the six months ended June 30, 2023 and 2022, respectively.

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2023
(in millions)	2023	2022	2023	2022
U.S. and Puerto Rico	$1,269	$1,190	$2,380	$2,305
China	114	74	202	177
Canada	92	88	176	166
Poland	75	63	150	139
Mexico	75	69	144	130
France	63	58	120	115
Japan	48	50	98	101
Germany	42	35	85	80
United Kingdom	30	29	60	57
Russia	36	38	70	63
Spain	25	23	47	44
Italy	23	23	44	43
South Korea	23	20	45	39
Other	252	207	490	426
	$2,167	$1,967	$4,111	$3,885
Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Six Months Ended June 30, 2023
	2023	2022
AmerisourceBergen Corporation	18%	16%
McKesson Corporation (including McKesson Specialty)	14%	13%
Cardinal Health, Inc.	13%	11%
19.SUBSEQUENT EVENTS
Acquisition of Blink® Product Line
In July 2023, Bausch + Lomb entered into a purchase agreement with Johnson & Johnson Vision to acquire its Blink® product line of eye and contact lens drops. This acquisition was made by Bausch + Lomb to continue to grow its global over-the-counter business. Under the terms of the agreement, Bausch + Lomb, through its affiliate, agreed to acquire the Blink® product line of eye and contact lens drops for an upfront cash payment of $107 million.
As this transaction closed during July 2023, Bausch + Lomb is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed.
Accounts Receivable Credit Facility
During the period July 1, 2023 through August 3, 2023, the Company has drawn $350 million, in the aggregate, of borrowings under its AR Credit Facility.
2027 Revolving Credit Facility
During July 2023, the Company repaid the outstanding amount under its 2027 Revolving Credit Facility.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” “Bausch Health,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries, taken together. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning of applicable Canadian securities laws (collectively “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K filed on February 23, 2023. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.
OVERVIEW
We are a global, diversified specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of gastroenterology (“GI”), hepatology, neurology and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and aesthetic medical devices, and, through our approximately 89% ownership of Bausch + Lomb Corporation (“Bausch + Lomb” or “B+L”), branded, and branded generic pharmaceuticals, OTC products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment) in the therapeutic areas of eye health. Our products are marketed directly or indirectly in approximately 100 countries.
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
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Pharmaceuticals products.
For additional discussion of our reportable segments, see the subsection “ — Segment Revenues and Profits” of Note 18, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements.
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals (formerly known as Ophthalmic Pharmaceuticals) businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). On May 5, 2022, the registration statement related to the initial public offering of Bausch +Lomb (the “B+L IPO”) was declared effective, and B+L’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, B+L was an indirect wholly-owned subsidiary of Bausch Health. On May 10, 2022, a wholly owned subsidiary of the Bausch Health sold 35,000,000 common shares of B+L pursuant to the B+L IPO. Upon the closing of the B+L IPO and after giving effect to the subsequent partial exercise of the over-allotment option by the underwriters, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 89% of B+L’s outstanding common shares as of the date of this filing.
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
The B+L Separation, if consummated, will result in two separate, independent companies:
•Bausch Health excluding Bausch + Lomb - a diversified pharmaceutical company with leading positions in gastroenterology, hepatology, dermatology, neurology and international pharmaceuticals, and aesthetic medical devices. The remaining pharmaceutical entity will comprise a diversified portfolio of our leading durable brands across the Salix, International, dentistry, neurology, medical dermatology and generics, and aesthetic medical devices businesses; and
•Bausch + Lomb - a fully integrated eye health company built on the iconic Bausch + Lomb brand and its long history of innovation.
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
Accounts Receivable Credit Facility
On June 30, 2023, certain of our subsidiaries entered into a Credit and Security Agreement (the “AR Facility Agreement”) with certain third-party lenders, providing for a non-recourse financing facility collateralized by certain accounts receivable originated by a wholly-owned subsidiary of the Company (the “AR Credit Facility”). The AR Facility Agreement provides for an up to $600 million facility, subject to certain borrowing base tests. Under the AR Credit Facility, a special purpose entity (the “Borrower”), as the borrower, purchases accounts receivable originated by a wholly-owned subsidiary of the Company, which collateralize borrowings under the AR Credit Facility. The Borrower is a bankruptcy remote entity that is unrestricted under the Company’s debt covenants, and which is consolidated by the Company.
Borrowings under the AR Credit Facility are in U.S. dollars and bear interest at a rate per annum equal to the sum of the one month term SOFR plus 6.65%. The Company is required to pay commitment fees of 0.75% multiplied by the lesser of: (i) the unfunded portion of the lenders’ commitments or (ii) 50% of the total lenders’ commitments.
As of June 30, 2023, there were no outstanding borrowings under the AR Credit Facility. During the period July 1, 2023 through the date of this filing, August 3, 2023, we have drawn $350 million, in the aggregate, of borrowings. Borrowings under our AR Credit Facility are for general corporate purposes.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements and “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” below for additional details.
Managing Our Capital Structure in 2022
During 2022, we improved our capital structure and reduced the aggregate principal amount of our debt obligations by approximately $3,800 million, as we: (i) utilized the net proceeds from the B+L IPO which closed on May 10, 2022, to make repayments of debt, (ii) reduced our debt through open market repurchases of debt with a principal value of approximately $927 million for approximately $550 million, (iii) extended the maturities of our debt through refinancing and (iv) completed an exchange offer which reduced the outstanding principal balance of our debt by $2,469 million by exchanging $5,594 million of aggregate principal value of existing unsecured senior notes (the “Existing Unsecured Senior Notes”) for newly issued secured notes with an aggregate principal balance of $3,125 million (the “Exchange Offer”).
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
The net proceeds from these transactions, along with cash on hand, allowed us to: (i) repay certain amounts outstanding under our then existing June 2025 Term Loan B Facility and November 2025 Term Loan B Facility (each as defined and discussed in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements), (ii) replace our existing revolving credit facility which was due to mature in 2023, with revolving credit facilities that mature in 2027, (iii) redeem in full all of our then outstanding 6.125% Senior Unsecured Notes due 2025 (the “April

2025 Unsecured Notes”) and (iv) replace our then remaining amounts outstanding under our June 2025 Term Loan B Facility and November 2025 Term Loan B Facility with term loan facilities that were to expire in 2027.
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
The (i) repayment of the June 2025 Term Loan B Facility, November 2025 Term Loan B Facility and 2023 Revolving Credit Facility and (ii) redemption of the April 2025 Senior Unsecured notes were accounted for as an extinguishment of debt and the Company incurred a loss on extinguishment of debt of $63 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. As a result of these transactions and the open market repurchases, the Company realized a net gain on early extinguishment of $113 million.
September 2022 Exchange Offer - As discussed in further detail below under “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”, we made the strategic decision based on the fair value of our Senior Unsecured Notes to undertake the Exchange Offer in September 2022. We exchanged certain validly tendered existing senior unsecured notes, with an aggregate outstanding principal balance of approximately $5,594 million with maturities of 2025 through 2031 for newly issued senior secured notes, with an aggregate principal balance of approximately $3,125 million with maturities of 2028 and 2030. After fees and expenses, the Exchange Offer reduced the principal balances of our outstanding debt obligations by $2,469 million and extended the maturities of approximately $2,400 million of principal balances coming due during the years 2025 through 2027 to the years 2028 and 2030.
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
Maturities of our principal balances of debt obligations as of June 30, 2023 were as follows:

(in millions)	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter	Total
Total debt obligations	$75	$150	$2,789	$891	$6,913	$4,990	$3,202	$19,010
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
As of June 30, 2023, we had approximately 100 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
Gastrointestinal
•Rifaximin -
◦Two global Phase 3 studies for the use of a rifaximin soluble solid dispersion (“SSD”) formulation for the prevention of overt hepatic encephalopathy (“OHE”) in patients with early decompensation in liver cirrhosis (RED-C) have commenced. We expect to complete enrollment of two global Phase 3 trials in the first quarter of 2024. Based on the top line results of a Phase 2 study, patients receiving 40 mg twice daily showed a statistically significant separation from placebo. We have completed scientific advisory meetings with the Medicines Evaluation Board in the Netherlands and with Health Canada, and have received feedback on the program from National Medical Products Administration in China. We are currently planning to meet with authorities in Japan later this year.
◦Recently received orphan drug designation for sickle cell disease. A phase 2 study with novel dosage formulation is currently enrolling patients for the treatment of sickle cell disease.
◦Development of a fit for purpose Patient Reported Outcomes tool for small intestinal bacterial overgrowth, or “SIBO”, is continuing in 2023 and will be validated in an upcoming clinical trial.
•Amiselimod (S1P modulator) - A Phase 2 study to evaluate Amiselimod (S1P modulator) for the treatment of mild to moderate ulcerative colitis completed enrollment in July 2023 and the study is expected to be completed in the fourth quarter of 2023.
Solta Medical
•Clear + Brilliant® Touch - Next generation Clear + Brilliant® laser is designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths with submissions in Europe and Canada planned in 2024, and in Asia Pacific markets in 2025.
•Fraxel® - Next Generation Fraxel® is a fractionated laser device for skin resurfacing and is planned for FDA submission later in 2023.
Dermatology
•Internal Development Project (“IDP”) - 126 - An acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. The FDA has accepted our New Drug Application (“NDA”) with an October 20, 2023 Prescription Drug User Fee Act (“PDUFA”) date. A New Drug Submission was submitted to Health Canada on May 30, 2023.
Bausch + Lomb
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. To date, SiHy Daily has been launched in approximately 50 countries, under the brand names INFUSE®, ULTRA® ONE DAY and AQUALOX® ONE DAY. Bausch + Lomb plans to launch its SiHy Daily lenses into additional countries throughout 2023. In addition, Bausch + Lomb launched its first silicone hydrogel daily disposable multifocal contact lens in May 2023 and plans to launch a toric lens in 2024.
•LUMIFY® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. To date, Bausch + Lomb has launched and acquired the right to launch Lumify® in various countries. Bausch + Lomb also has several innovative new line extension formulations under development, including Lumify® Eye Illuminations which Bausch + Lomb expects to launch in 2023, Lumify Preservative Free, for which an NDA was submitted to the FDA in May 2023 and Lumify® Allergy, for which an NDA is expected to be submitted to the FDA during 2024.

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
During July 2023, Bausch + Lomb acquired the Blink® product line of eye and contact lens drops from Johnson & Johnson Vision, which consists of Blink® Tears Lubricating Eye Drops, Blink® Tears Preservative Free Lubricating Eye Drops, Blink GelTears® Lubricating Eye Drops, Blink® Triple Care Lubricating Eye Drops, Blink Contacts® Lubricating Eye Drops, and Blink-N-Clean® Lens Drops. Bausch + Lomb believes this acquisition will enable it to continue to grow its global OTC business.
During June 2023, Bausch + Lomb entered into a definitive agreement with Novartis Pharma AG and Novartis Finance Corporation (together with Novartis Pharma AG, “Novartis”) to acquire XIIDRA®, the first and only non-steroid eye drop specifically approved to treat the signs and symptoms of dry eye disease focusing on inflammation associated with dry eye. As part of the transaction Bausch + Lomb will also acquire libvatrep, an investigational compound being studied for the treatment of chronic ocular surface pain, and AcuStream® technology, an investigational device that may have the potential to facilitate precise dosing and accurate delivery of certain topical ophthalmic medications to the eye. Bausch + Lomb believes this acquisition will complement and grow its existing dry eye franchise. The transaction is expected to close by the end of 2023, subject to receipt of regulatory approval and other customary closing conditions. See Item 1A “Risk Factors” of Part II of this Form 10-Q for additional information on the risks relating to the acquisition of XIIDRA®.
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

Cash-pay Prescription Program - The cash-pay program was adopted to address the affordability and availability of certain branded dermatology products, when insurers and pharmacy benefit managers are no longer offering those branded prescription pharmaceutical products under their designated pharmacy benefit offerings. This program is currently limited to a select group of our brands and offered through our unique telemedicine and fulfillment platform which allows for patients to choose direct delivery to their home or to use a pharmacy of their choice. This program is designed to connect patients with dermatologists and provide patients both a predictable customer experience and a predictable cost for their dermatology health care needs.
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
Solta Medical - More than 70% of our Solta Medical business revenues has historically come from consumables, which we believe results in a durable business model. We continue to invest in expanding our presence in key markets, including broadening the reach of our DTC campaigns in the U.S., the expansion of Thermage® FLX and the strengthening of our sales force in the U.S. and Europe.
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
Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity and sanctions against Russia, Belarus and specific areas of Ukraine have continued, the war has affected economic and global financial markets as well as ongoing economic challenges, including issues such as high levels of inflation and global supply-chain disruption.
Our revenues attributable to Russia, Ukraine and Belarus, in the aggregate, were approximately $77 million and $71 million for the six months ended June 30, 2023 and 2022, respectively. The Company does not have any research or manufacturing facilities in Russia, Ukraine or Belarus. To date, the Russia-Ukraine war has not had a material impact on our business, however we are not able to determine the ultimate future direct or indirect impacts this war may have on our business.
For a further discussion of these and other risks relating to our international business, see Item 1A. “Risk Factors — Risk Relating to the Russia and Ukraine conflict” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC and the CSA on February 23, 2023.
COVID-19 Update
During 2022, the outbreak of the omicron variant in China resulted in government enforced lockdowns and other social restrictions, which impacted our ability to conduct business as usual in certain regions in China, particularly Shanghai. The lockdowns in China impacted the demand for certain products, particularly B+L’s Vision care and our Solta Medical products, as shelter in place orders limited the demand and need for the use of contact lenses and related products as well as for aesthetic medical treatments. Additionally, government enforced lockdowns caused certain businesses to suspend operations, creating distribution and other logistic issues for the distribution of our products and the sourcing for a limited number of raw materials. These lockdowns began to ease during the fourth quarter of 2022. Our revenues in China for the six months ended June 30, 2023 and 2022 were $202 million and $177 million, respectively, an increase of $25 million. To date, we have dealt with these issues in China with only a minimal impact on our manufacturing and distribution processes and we continue to monitor the impact of COVID-19 on all aspects of our business.
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
Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity in 2023 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2023 or in later years. For example, during the second quarter of 2023, the first generic competitor product for Uceris® Foam was introduced. Following a loss of exclusivity (“LOE”) of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the LOE or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic (“AG”) of such product (either ourselves or through a third-party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material.
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

FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides selected unaudited financial information for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2023	2022	Change	2023	2022	Change
Revenues	$2,167	$1,967	$200	$4,111	$3,885	$226
Operating income	$412	$161	$251	$587	$446	$141
Income (loss) before income taxes	$79	$(129)	$208	$(57)	$(211)	$154
Net income (loss) attributable to Bausch Health Companies Inc.	$26	$(145)	$171	$(175)	$(214)	$39
Basic	$0.07	$(0.40)	$0.47	$(0.48)	$(0.59)	$0.11
Diluted	$0.07	$(0.40)	$0.47	$(0.48)	$(0.59)	$0.11
Financial Performance
Summary of the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Revenues for the three months ended June 30, 2023 and 2022 were $2,167 million and $1,967 million, respectively, an increase of $200 million, or 10%. The increase was primarily due to growth in the Bausch + Lomb, Salix, Solta Medical and International segments driven by higher volumes and improved net pricing, partially offset by: (i) lower volumes in our Diversified segment, (ii) the unfavorable impact of foreign currencies, primarily in Asia and Europe and (iii) the impact of divestitures and discontinuations.
Operating income for the three months ended June 30, 2023 and 2022 was $412 million and $161 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $315 million and $347 million, Goodwill impairments of $0 and $83 million, Asset impairments of $37 million and $6 million and Share-based compensation of $33 million and $26 million, respectively. The increase in our operating results of $251 million reflects, among other factors:
•an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $130 million primarily due to the increase in revenues as previously discussed;
•an increase in selling, general and administrative (“SG&A”) of $35 million primarily attributable to higher: (i) selling, advertising and promotion expenses, (ii) compensation and (iii) certain administrative expenses, partially offset by: (i) a decrease in separation-related costs and (ii) the favorable impact of foreign currencies;
•an increase in R&D expenses of $29 million primarily attributable to higher spend, primarily on certain Salix projects;
•a decrease in Amortization of intangible assets of $33 million primarily attributable to fully amortized intangible assets no longer being amortized in 2023;
•an increase in Asset impairments of $31 million during the three months ended June 30, 2023, primarily attributable to the launch of a generic competitor to Uceris® Foam; and
•a favorable change in Other (income) expense, net of $83 million, primarily attributable to: (i) insurance recoveries and (ii) adjustments to reflect changes in estimates of the liability for Acquisition-related contingent consideration.
Income before income taxes for the three months ended June 30, 2023, was $79 million as compared to a loss before income taxes of $129 million, for the three months ended June 30, 2022, an increase of $208 million. The increase is primarily attributable to: (i) the increase in our operating results of $251 million, as previously discussed and (ii) a decrease in interest expense of $91 million, partially offset by a decrease in Gain on extinguishment of debt of $113 million. The decrease in interest expense is primarily due to the impact of the accounting treatment for a portion of interest payments on the New Secured Notes, which reduced reported interest expense by $74 million relative to contractual interest cost.
Net income attributable to Bausch Health for the three months ended June 30, 2023 was $26 million and Net loss attributable to Bausch Health for the three months ended June 30, 2022 was $145 million, an increase of $171 million, due to: (i) the increase in our Income before income taxes of $208 million as previously discussed, and (ii) the decrease in Net income attributable to noncontrolling interest of $5 million and offset by an unfavorable change in income taxes of $42 million.

Summary of the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Revenues for the six months ended June 30, 2023 and 2022 were $4,111 million and $3,885 million, respectively, an increase of $226 million, or 6%. The increase was primarily due to growth in the Bausch + Lomb, Salix, Solta Medical and International segments driven by higher volumes and improved net pricing, partially offset by: (i) lower revenues in our Diversified segment, (ii) the unfavorable impact of foreign currencies, primarily in Europe and Asia and (iii) the impact of divestitures and discontinuations.
Operating income for the six months ended June 30, 2023 and 2022 was $587 million and $446 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $634 million and $699 million, Asset impairments of $50 million and $14 million, Goodwill impairments of $0 and $83 million and Share-based compensation of $74 million and $58 million, respectively. The increase in our operating results of $141 million reflects, among other factors:
•an increase in contribution of $125 million primarily due to the increase in revenues as previously discussed;
•an increase in SG&A of $138 million primarily attributable to higher: (i) selling, advertising and promotion expenses, (ii) compensation and (iii) certain administrative expenses, partially offset by: (i) a decrease in separation-related costs and (ii) the favorable impact of foreign currencies;
•an increase in R&D of $45 million primarily attributable to higher spend, primarily on certain Salix projects;
•a decrease in Amortization of intangible assets of $70 million primarily attributable to fully amortized intangible assets no longer being amortized in 2023;
•a decrease in Goodwill impairments of $83 million. Goodwill impairments associated with our Dermatology reporting unit were $83 million for the six months ended June 30, 2022;
•an increase in Asset impairments of $36 million during six months ended June 30, 2023, primarily attributable to the launch of a generic competition to Uceris® Foam;
•a decrease in Restructuring, integration, separation and IPO costs of $22 million; and
•a favorable change in Other (income) expense, net of $62 million primarily attributable to: (i) insurance recoveries and (ii) adjustments to reflect changes in estimates of the liability for Acquisition-related contingent consideration.
Loss before income taxes for the six months ended June 30, 2023 and 2022 was $57 million and $211 million, respectively, an increase in our results of $154 million. The increase is primarily attributable to: (i) a decrease in Interest expense of $146 million and (ii) the increase in our operating results of $141 million, as previously discussed, partially offset by: (i) a decrease in Gain on extinguishment of debt of $113 million and (ii) the unfavorable net change in Foreign exchange and other of $28 million. The decrease in interest expense is primarily due to the impact of the accounting treatment for a portion of interest payments on the New Secured Notes, which reduced reported interest expense by $148 million relative to contractual interest cost.
Net loss attributable to Bausch Health for the six months ended June 30, 2023 and 2022 was $175 million and $214 million, respectively, an increase in our results of $39 million. The increase in our results was primarily due to the increase in our Income before income taxes of $154 million, as previously discussed, partially offset by the unfavorable change in our provision for income taxes of $131 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Revenues
Product sales	$2,146	$1,944	$202	$4,068	$3,835	$233
Other revenues	21	23	(2)	43	50	(7)
	2,167	1,967	200	4,111	3,885	226
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	640	568	72	1,212	1,104	108
Cost of other revenues	9	9	—	19	24	(5)
Selling, general and administrative	711	676	35	1,436	1,298	138
Research and development	156	127	29	299	254	45
Amortization of intangible assets	269	302	(33)	542	612	(70)
Goodwill impairments	—	83	(83)	—	83	(83)
Asset impairments	37	6	31	50	14	36
Restructuring, integration, separation and IPO costs	16	35	(19)	26	48	(22)
Other (income) expense, net	(83)	—	(83)	(60)	2	(62)
	1,755	1,806	(51)	3,524	3,439	85
Operating income	412	161	251	587	446	141
Interest income	7	3	4	13	5	8
Interest expense	(319)	(410)	91	(626)	(772)	146
Gain on extinguishment of debt	—	113	(113)	—	113	(113)
Foreign exchange and other	(21)	4	(25)	(31)	(3)	(28)
Income (loss) before income taxes	79	(129)	208	(57)	(211)	154
(Provision for) benefit from income taxes	(52)	(10)	(42)	(125)	6	(131)
Net income (loss)	27	(139)	166	(182)	(205)	23
Net (income) loss attributable to noncontrolling interest	(1)	(6)	5	7	(9)	16
Net income (loss) attributable to Bausch Health Companies Inc.	$26	$(145)	$171	$(175)	$(214)	$39
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
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
Our revenues were $2,167 million and $1,967 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $200 million, or 10%. The increase was primarily due to: (i) an increase in volumes of $145 million attributable to our Bausch + Lomb, Solta Medical, Salix and International segments, (ii) an increase in net realized pricing of $76 million primarily attributable to our Salix and Bausch + Lomb segments and (iii) incremental sales attributable to acquisitions of $2 million, partially offset by: (i) the unfavorable impact of foreign currencies of $17 million, primarily in Europe and Asia and (ii) the impact of divestitures and discontinuations of $6 million.
The changes in our segment revenues and segment profits for the three months ended June 30, 2023, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits.”

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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	2023		2022
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,627	100.0%	$3,398	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	158	4.4%	144	4.2%
Returns	37	1.0%	41	1.2%
Rebates	700	19.3%	655	19.3%
Chargebacks	524	14.4%	557	16.4%
Distribution fees	62	1.7%	57	1.7%
Total provisions	1,481	40.8%	1,454	42.8%
Net product sales	2,146	59.2%	1,944	57.2%
Other revenues	21		23
Revenues	$2,167		$1,967
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 40.8% and 42.8% for the three months ended June 30, 2023 and 2022, respectively, a decrease of 2.0 percentage points due primarily to the following factors:
•discounts and allowances as a percentage of gross product sales were higher primarily due to an increase in gross product sales of certain branded products such as Xifaxan® and Trulance® and our branded authorized generic (“AG”) Diastat® AG;
•returns as a percentage of gross product sales were lower as the Company continues to focus on maximizing operational efficiencies and actions to reduce product returns, including, but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving the sales return experience;
•rebates as a percentage of gross product sales were unchanged primarily due to an increase in gross product sales and higher rebate rates for certain branded products such as Xifaxan®, Trulance® and Jublia® and were offset by lower gross product sales for certain branded products such as Uceris® Tablets, Retin-A® Cream and Duobrii®;
•chargebacks as a percentage of gross product sales were lower primarily due to lower gross product sales of certain generic products such as Metronidazole and Nifediac and certain branded generics such as Clindagel® AG and Fenoglide® AG. These decreases were partially offset by: (i) higher chargeback rates for certain generics and branded generics, (ii) increased volumes for our GI product Xifaxan® and (iii) increased gross product sales and higher chargeback rate for our neurology product Librax®; and
•distribution service fees as a percentage of gross product sales were unchanged as the impact of higher volumes for our GI products Xifaxan® and Trulance® was offset by the impact of lower volumes for certain of our dermatology products such as Retin-A® Cream and our GI product Uceris® Tablets. Price appreciation credits are offset against distribution service fees when due to wholesalers. There were no price appreciation credits for the three months ended June 30, 2023 and 2022.
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
Cost of goods sold was $640 million and $568 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $72 million, or 13%. The increase was primarily driven by: (i) the increase in volumes as previously discussed, and (ii) charges related to the Injector recall discussed below, partially offset by the favorable impact of foreign currencies.
Cost of goods sold as a percentage of product sales revenue were 29.8% and 29.2% for the three months ended June 30, 2023 and 2022, respectively, an increase of 0.6 percentage points. Cost of goods sold as a percentage of product sales revenue was unfavorably impacted by: (i) changes in product mix and (ii) inflationary pressures, partially offset by: (i) higher net realized pricing, as discussed above and (ii) the favorable impact of foreign currencies.
In May 2023 we initiated a voluntary recall in EMEA and Canada of our Emerade epinephrine auto-injectors (0.3 mg and 0.5 mg) (the “Injector”) used to deliver an emergency treatment of epinephrine to patients who are at risk of serious allergic reactions (anaphylaxis). The recall resulted in inventory provisions of approximately $7 million, product return provisions of approximately $2 million and other costs of approximately $3 million. It is possible that additional charges may be incurred based on future developments associated with this voluntary recall.
Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs. The Company has incurred, and expects to continue to incur, incremental costs with respect to the B+L Separation. During 2022, the Company also incurred incremental costs indirectly related to the suspended Solta IPO. These separation-related and IPO-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification.
SG&A expenses were $711 million and $676 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $35 million, or 5%. The increase was primarily attributable to higher: (i) selling, advertising and promotion expenses, (ii) compensation and (iii) certain administrative expenses, due in part to incremental costs associated with the separation of certain functions in connection with the B+L Separation. These increases were partially offset by: (i) lower professional fees and (ii) the favorable impact of foreign currencies.
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
R&D expenses were $156 million and $127 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $29 million, or 23%. The increase was primarily attributable to higher spend on certain Salix projects. R&D expenses as a percentage of Product sales were approximately 7% for each of the three months ended June 30, 2023 and 2022.

Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 1 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $269 million and $302 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $33 million. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2023.
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
There were no goodwill impairments for the three months ended June 30, 2023. Goodwill impairments for the three months ended June 30, 2022, were $83 million.
During the three months ended June 30, 2022, increases in interest rates and, to a lesser extent, higher than expected inflation in the U.S. and other macroeconomic factors impacted key assumptions used to value the Dermatology reporting unit at March 31, 2022 (the last time goodwill of the Dermatology reporting unit was tested). Given the limited headroom of the Dermatology reporting unit as calculated on March 31, 2022, the Company believed that these facts and circumstances suggest the fair value of the Dermatology reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test utilized the Company’s then most recent cash flow projections as revised in the second quarter of 2022 which reflected current market conditions and current trends in business performance. Our latest discounted cash flow model for the Dermatology reporting unit included a range of potential outcomes for, among other matters, macroeconomic factors such as higher than expected inflation for many commodities, volatility in many of the equity markets and pressures on market interest rates. The quantitative fair value test utilized a long-term growth rate of 1% and a discount rate of 10%. The discount rate increased 1% since the assessment performed at March 31, 2022, as a result of changes in macroeconomic conditions, including an increase in the risk free rate during the three months ended June 30, 2022. Based on the quantitative fair value test, the carrying value of the Dermatology reporting unit exceeded its fair value at June 30, 2022, and we recognized a goodwill impairment of $83 million.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our goodwill.
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
Asset impairments were $37 million and $6 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $31 million. Asset impairments for the three months ended June 30, 2023 of $37 million were primarily related to the impairment to the intangible assets associated with our Uceris® Foam product as discussed below. Asset impairments for the three months ended June 30, 2022 were $6 million and were primarily related to changes in forecasted revenue and production costs of a neurology product.

Uceris® Foam - On April 12, 2023, the FDA approved an ANDA submitted by a competitor, for a budesonide (a steroid (cortisone-like) medicine) foam to help treat mild to moderate active ulcerative colitis. This product is a generic version of our Uceris® Foam product. As of June 30, 2023, the carrying value of the Uceris® Foam product related intangible assets exceeded the undiscounted expected cash flows from the Uceris® Foam. As a result, the Company recognized an impairment of $37 million to reduce the carrying value of the Uceris® Foam product related intangible assets to their estimated fair value. As of June 30, 2023, the carrying value of the Uceris® Foam product related intangible assets was not material.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, Integration, Separation and IPO Costs
Restructuring, integration, separation and IPO costs were $16 million and $35 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $19 million.
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
Restructuring and integration costs were $16 million and $22 million for the three months ended June 30, 2023 and 2022, respectively. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation and IPO Costs
The Company has incurred, and expects to continue to incur costs associated with activities relating to the B+L Separation. In 2022, the Company also incurred costs associated with activities relating to the Solta IPO, which was suspended in June 2022. These B+L Separation and Solta IPO activities include: (i) separating the Bausch + Lomb and, in 2022, Solta Medical businesses from the remainder of the Company, (ii) completing the B+L IPO and, in 2022, preparing for the suspended Solta IPO and (iii) the actions necessary for Bausch + Lomb to become an independent publicly traded entity. Separation and IPO costs are incremental costs directly related to the ongoing B+L Separation and, in 2022, the suspended Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for Bausch + Lomb. Separation and IPO costs were less than $1 million and $13 million for the three months ended June 30, 2023 and 2022, respectively. The extent and timing of future charges of these costs to complete the B+L Separation cannot be reasonably estimated at this time and could be material.
See Note 5, “RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.
Other (Income) Expense, Net
Other (Income) Expense, Net for the three months ended June 30, 2023 and 2022 consists of the following:

	Three Months Ended June 30,
(in millions)	2023	2022
Litigation and other matters	$(71)	$8
Acquisition-related contingent consideration	(17)	(5)
Loss (Gain) on sale of assets, net	1	(3)
Acquired in-process research and development costs	—	1
Acquisition-related transaction costs	3	—
Other, Net	1	(1)
	$(83)	$—

For the three months ended June 30, 2023, Litigation and other matters primarily relates to insurance recoveries associated with certain legacy litigation matters.
As a result of revisions to an existing royalty agreement of certain branded products during the three months ended June 30, 2023, the Company has revised its long-term sales forecast for those products. Acquisition-related contingent consideration for the three months ended June 30, 2023, primarily includes adjustments to reflect the reduction in estimates of the future royalty payments related to those branded products.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization and write-off of debt discounts, premiums and debt issuance costs under our credit facilities and notes as well as the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company’s cross-currency swaps.
Interest expense was $319 million and $410 million, and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $12 million and $50 million, for the three months ended June 30, 2023 and 2022, respectively. Interest expense for the three months ended June 30, 2023 decreased $91 million, or 22%, as compared to the three months ended June 30, 2022, primarily due to: (i) the accounting for contractual interest payments on the New Secured Notes, portions of which are recorded as a reduction of related premiums and not as interest expense, which had the impact of reducing interest expense by $74 million relative to contractual interest cost and (ii) the impact of lower outstanding debt balances in 2023 as compared to 2022, partially offset by higher interest rates.
The weighted average stated rate of interest as of June 30, 2023 and 2022 was 7.91% and 6.34%, respectively. The increase in the weighted average stated rate of interest of 157 bps is primarily attributable to the New Secured Notes and higher interest rates on our variable rate debt. Due to the accounting treatment for the New Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements and the section titled “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” for further details.
Gain on Extinguishment of Debt
Gain on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. There was no gain on extinguishment of debt for the three months ended June 30, 2023. Gain on extinguishment of debt was $113 million for the three months ended June 30, 2022.
The gain on extinguishment of debt for the three months ended June 30, 2022 includes $176 million of gains associated with the early retirement of senior unsecured notes as discussed below, partially offset by $63 million of losses associated with the refinancing and modification to certain debt obligations completed in connection with the B+L IPO and represents the differences between the amounts paid to settle the extinguished debt and its carrying value.
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
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details.

Foreign Exchange and Other
Foreign exchange and other primarily includes: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Foreign exchange and other was a loss of $21 million for the three months ended June 30, 2023, as compared to a gain of $4 million for the three months ended June 30, 2022, an unfavorable net change of $25 million, primarily due to: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Income Taxes
Provision for income taxes was $52 million and $10 million for the three months ended June 30, 2023 and 2022, respectively, an unfavorable change of $42 million.
Our effective income tax rate for the three months ended June 30, 2023 differs from the statutory Canadian income tax rate primarily due to: (i) the tax provision generated from our annualized mix of earnings by jurisdiction, (ii) the recording of valuation allowances on entities for which no tax benefit of losses is expected and (iii) the discrete treatment of certain tax matters, primarily related to changes in uncertain tax positions.
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
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Pharmaceuticals products.
Segment profit is based on operating income after the elimination of intercompany transactions, including between Bausch + Lomb and other segments. Certain costs such as Amortization of intangible assets, Asset impairments, Goodwill impairments, Restructuring, integration, separation and IPO costs and Other (income) expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 18, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements for a reconciliation of segment profit to Income (loss) before income taxes.

The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended June 30, 2023 and 2022. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023		2022		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$557	26%	$501	25%	$56	11%
International	259	12%	233	12%	26	11%
Solta Medical	88	4%	57	3%	31	54%
Diversified	228	11%	235	12%	(7)	(3)%
Bausch + Lomb	1,035	47%	941	48%	94	10%
Total revenues	$2,167	100%	$1,967	100%	$200	10%

Segment Profits / Segment Profit Margins
Salix	$386	69%	$354	71%	$32	9%
International	68	26%	66	28%	2	3%
Solta Medical	45	51%	20	35%	25	125%
Diversified	138	61%	141	60%	(3)	(2)%
Bausch + Lomb	244	24%	208	22%	36	17%
Total segment profits	$881	41%	$789	40%	$92	12%
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

The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for the three months ended June 30, 2023 and 2022 by segment.

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$557	$—	$—	$557	$501	$—	$501	$56	11%
International	259	(4)	—	255	233	(4)	229	26	11%
Solta Medical	88	3	—	91	57	—	57	34	60%
Diversified	228	—	—	228	235	—	235	(7)	(3)%
Bausch + Lomb	1,035	18	(2)	1,051	941	(2)	939	112	12%
Total	$2,167	$17	$(2)	$2,182	$1,967	$(6)	$1,961	$221	11%
Salix Segment:
Salix Segment Revenue
The Salix segment includes our Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 80% of the Salix segment revenues for each of the three months ended June 30, 2023 and 2022. No other single product group represents 10% or more of the Salix segment product sales. Salix segment revenue for the three months ended June 30, 2023 and 2022 was $557 million and $501 million, respectively, an increase of $56 million, or 11%. The increase is primarily attributable to increases in: (i) in net realized pricing of $30 million and (ii) volumes of $26 million, primarily driven by Xifaxan®.
Salix Segment Profit
The Salix segment profit for the three months ended June 30, 2023 and 2022 was $386 million and $354 million, respectively, an increase of $32 million, or 9%. The increase was primarily driven by an increase in contribution attributable to the increase in revenues, as previously discussed, partially offset by higher: (i) R&D expenses, including for our global RED-C program, as previously discussed, (ii) advertising and promotion primarily due to increased Xifaxan® investments and (iii) selling expenses.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $259 million and $233 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $26 million, or 11%. The increase was primarily attributable to: (i) an increase in volumes of $16 million, (ii) an increase in net realized pricing of $10 million and (iii) the favorable impact of foreign currencies of $4 million, partially offset by the impact of divestitures and discontinuations of $4 million. Revenues for the three months ended June 30, 2022, also reflect charges of $11 million representing a change in the estimated future returns in one market, driven by lower estimated demand following the easing of local COVID-19 lockdown restrictions as well as a change in distributors.
International Segment Profit
The International segment profit for the three months ended June 30, 2023 and 2022 was $68 million and $66 million, respectively, an increase of $2 million, or 3%. The increase was primarily driven by an increase in contribution attributable to the increase in revenues, as previously discussed, partially offset by higher manufacturing variances.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for approximately 83% and 70% of the Solta Medical segment revenues for the three months ended June 30, 2023 and 2022, respectively. The Solta Medical segment revenue for the three months ended June 30, 2023 and 2022 was $88 million and $57 million, respectively, an increase of $31 million, or 54%. The increase was primarily attributable to: (i) an increase in volumes of $32 million and (ii) an increase in net realized pricing of $2 million, partially offset by the unfavorable impact of foreign currencies of $3 million. The increase in volumes is attributable in part to the impact of the COVID-19 pandemic restrictions in China for the three months ended June 30, 2022, on our revenues for the Asia-Pacific region.

Solta Medical Segment Profit
The Solta Medical segment profit for the three months ended June 30, 2023 and 2022 was $45 million and $20 million, respectively, an increase of $25 million, or 125%. The increase was primarily attributable to the increase in contribution attributable to the increase in revenues, as previously discussed.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the three months ended June 30, 2023 and 2022 was $228 million and $235 million, respectively, a decrease of $7 million, or 3%. The decrease was primarily driven by decreases in volumes of $13 million, primarily in our Neurology and other businesses, partially offset by increased net realized pricing of $6 million, in our Dermatology and Neurology and other businesses.
Diversified Segment Profit
The Diversified segment profit for the three months ended June 30, 2023 and 2022 was $138 million and $141 million, respectively, a decrease of $3 million, or 2%. The decrease was primarily driven by lower contribution attributable to the net decrease in revenues, as previously discussed, partially offset by lower advertising and promotion expenses.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $1,035 million and $941 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $94 million, or 10%. The increase was attributable to: (i) an increase in volumes of $84 million, across the Bausch + Lomb businesses, (ii) net realized pricing of $28 million primarily driven by the Vision Care business and (iii) incremental sales attributable to acquisitions of $2 million within the Surgical business, partially offset by: (i) the unfavorable impact of foreign currencies of $18 million, primarily in Asia and Europe and (ii) the impact of divestitures and discontinuations of $2 million.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the three months ended June 30, 2023 and 2022 was $244 million and $208 million, respectively, an increase of $36 million, or 17%. The increase was primarily driven by higher contribution, attributable to the increase in volume and pricing, as previously discussed, partially offset by an increase in selling expenses primarily attributable to increased headcount and distribution costs, and higher advertising and promotional expenses.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Revenues
Our revenue was $4,111 million and $3,885 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $226 million, or 6%. The increase was primarily due to: (i) an increase in volumes of $222 million attributable to our Bausch + Lomb, Salix, Solta Medical and International segments, (ii) an increase in net realized pricing of $68 million in the Bausch + Lomb, International, Salix and Solta Medical segments and (iii) incremental sales attributable to acquisitions of $4 million, partially offset by: (i) the unfavorable impact of foreign currencies of $57 million, primarily in Asia and Europe and (ii) the impact of divestitures and discontinuations of $11 million.
The changes in our segment revenues and segment profits for the six months ended June 30, 2023, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.

Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023		2022
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$6,920	100.0%	$6,545	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	297	4.3%	278	4.2%
Returns	79	1.1%	60	0.9%
Rebates	1,364	19.7%	1,236	18.9%
Chargebacks	989	14.3%	1,028	15.7%
Distribution fees	123	1.8%	108	1.7%
Total provisions	2,852	41.2%	2,710	41.4%
Net product sales	4,068	58.8%	3,835	58.6%
Other revenues	43		50
Revenues	$4,111		$3,885
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 41.2% and 41.4% for the six months ended June 30, 2023 and 2022, respectively, a decrease of 0.2 percentage points and includes:
•discounts and allowances as a percentage of gross product sales were higher primarily due to increases in gross product sales of certain branded products such as Xifaxan® and Trulance® and our branded generic Diastat® AG;
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
•rebates as a percentage of gross product sales were higher primarily due to an increase in gross product sales and higher rebate rates for certain branded products such as Xifaxan®, Trulance®, Jublia® and Arazlo®, partially offset by lower gross product sales for certain branded products such as Retin-A® Microsphere .06%, Retin-A® Cream and Retin-A® Microsphere .08%;
•chargebacks as a percentage of gross product sales were lower primarily due to lower gross product sales of certain generic products such as Nifediac and certain branded generics such as Apriso® AG, Targretin® AG, Syprine® AG and Cuprimine® AG. These decreases were partially offset by: (i) increased gross product sales of our GI products Xifaxan® and Glumetza® SLX and (ii) higher chargeback rates for certain generics and branded generics; and
•distribution service fees as a percentage of gross product sales were higher primarily due to higher gross product sales of certain branded products such as Xifaxan® and Trulance®. Price appreciation credits are offset against distribution service fees when due to wholesalers. There were no price appreciation credits for the six months ended June 30, 2023 and 2022.
Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $1,212 million and $1,104 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $108 million, or 10%. The increase was primarily driven by: (i) the increase in volumes as previously discussed, and (ii) charges related to the Injector recall, as previously discussed, partially offset by: (i) lower unfavorable manufacturing variances and (ii) the favorable impact of foreign currencies.
Cost of goods sold as a percentage of product sales revenue was 29.8% and 28.8% for the six months ended June 30, 2023 and 2022, respectively, an increase of 1.0 percentage points. Costs of goods sold as a percentage of Product sales revenue was unfavorably impacted by: (i) changes in product mix and (ii) inflationary pressures, partially offset by higher net realized pricing, as discussed above.
Selling, General and Administrative Expenses
SG&A expenses were $1,436 million and $1,298 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $138 million, or 11%. The increase was primarily attributable to higher: (i) selling, advertising and promotion expenses, (ii) compensation and (iii) certain administrative expenses, due in part to incremental costs associated with the separation of certain functions in connection with the B+L Separation. These increases were partially offset by: (i) lower professional fees and (ii) the favorable impact of foreign currencies.
Research and Development
R&D expenses were $299 million and $254 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $45 million, or 18%. R&D expenses as a percentage of Product sales were approximately 7% for each of the six months ended June 30, 2023 and 2022. The increase was primarily due to higher spend on certain Salix projects.
Amortization of Intangible Assets
Amortization of intangible assets was $542 million and $612 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $70 million, or 11%. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2023.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our intangible assets.
Goodwill Impairments
There were no goodwill impairments for the six months ended June 30, 2023. Goodwill impairments for the six months ended June 30, 2022, were $83 million.
As previously discussed, the Company believed that increases in interest rates and other macroeconomic factors during the three months ended June 30, 2022, impacted key assumptions used to value the Dermatology reporting unit at March 31, 2022 (the last time goodwill of the Dermatology reporting unit was tested) and therefore the Company performed a quantitative fair value test for the reporting unit. Based on the quantitative fair value test, the carrying value of the Dermatology reporting unit exceeded its fair value at June 30, 2022, and we recognized a goodwill impairment of $83 million.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our goodwill.
Asset impairments
Asset impairments were $50 million and $14 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $36 million. Asset impairments for the six months ended June 30, 2023 includes: (i) impairments of $37 million to the intangible assets associated with Uceris® Foam product related intangible assets, as previously discussed, (ii) impairments of $8 million, in aggregate, attributable to certain trade names no longer in use and (iii) impairments of $5 million, in aggregate, related to the discontinuance of certain product lines.
Asset impairments for the six months ended June 30, 2022 include: (i) impairments of $10 million, in aggregate, due to decreases in forecasted sales of certain product lines and (ii) impairments of $4 million, in aggregate, related to the discontinuance of certain product lines.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, Integration, Separation and IPO Costs
Restructuring, integration, separation and IPO costs were $26 million and $48 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $22 million.
Restructuring and Integration Costs
Restructuring and integration costs were $25 million for each of the six months ended June 30, 2023 and 2022. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation and IPO Costs
Separation and IPO costs were $1 million and $23 million for the six months ended June 30, 2023 and 2022, respectively. The extent and timing of future charges of these costs to complete the B+L Separation cannot be reasonably estimated at this time and could be material.
See Note 5, “RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.
Other (Income) Expense, Net
Other (income) expense, net for the six months ended June 30, 2023 and 2022 consists of the following:

	Six Months Ended June 30,
(in millions)	2023	2022
Litigation and other matters	$(79)	$7
Acquisition-related contingent consideration	14	(2)
Loss (Gain) on sale of assets, net	1	(3)
Acquired in-process research and development costs	—	1
Acquisition-related transaction costs	3	—
Other, Net	1	(1)
	$(60)	$2
For the six months ended June 30, 2023, the Litigation and other matters primarily relates to insurance recoveries associated with certain legacy litigation matters.
As a result of revisions to an existing royalty agreement of certain branded products during the six months ended June 30, 2023, the Company has revised its long-term sales forecast for those products. Acquisition-related contingent consideration for the six months ended June 30, 2023, primarily includes adjustments to reflect the reduction in estimates of the future royalty payments related to those branded products.
Non-Operating Income and Expense
Interest Expense
Interest expense was $626 million and $772 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $23 million and $64 million for the six months ended June 30, 2023 and 2022, respectively. Interest expense decreased $146 million, or 19%, primarily due to: (i) the accounting for contractual interest payments on the New Secured Notes, portions of which are recorded as a reduction of related premiums and not as interest expense, which had the impact of reducing interest expense by $148 million relative to contractual interest cost and (ii) the impact of lower outstanding debt balances in 2023 as compared to 2022, partially offset by higher interest rates.
The weighted average stated rate of interest as of June 30, 2023 and 2022 was 7.91% and 6.34%, respectively. The increase in the weighted average stated rate of interest of 157 bps is primarily attributable to the New Secured Notes and higher interest rates on our variable rate debt. Due to the accounting treatment for the New Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Gain on Extinguishment of Debt
The gain on extinguishment of debt was $0 and $113 million for the six months ended June 30, 2023 and 2022, respectively.
The gain on extinguishment of debt for the six months ended June 30, 2022 includes $176 million of gains associated with the early retirement of senior unsecured notes as previously discussed, partially offset by $63 million of losses associated with the refinancing and modification to certain debt obligations completed in connection with the B+L IPO and represents the differences between the amounts paid to settle the extinguished debt and its carrying value.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details.

Foreign Exchange and Other
Foreign exchange and other was a loss of $31 million and $3 million for the six months ended June 30, 2023 and 2022, respectively, an unfavorable net change of $28 million, primarily due to: (i) translation gains/losses on intercompany loans and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Income Taxes
Provision for income taxes was $125 million for the six months ended June 30, 2023 as compared to a Benefit from income taxes of $6 million for the six months ended June 30, 2022, an unfavorable change of $131 million. Our effective income tax rate for the six months ended June 30, 2023 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax provision generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) final and potential settlements of various tax audits accrued in the six months ended June 30, 2023, (b) changes in uncertain tax positions, (c) income tax expense associated with the establishment of a valuation allowance against deferred tax assets of B+L’s Canadian parent and (d) income tax expense associated with stock compensation.
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
See Note 15, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the six months ended June 30, 2023 and 2022. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023		2022		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$1,053	26%	$965	25%	$88	9%
International	506	12%	477	12%	29	6%
Solta Medical	161	4%	129	3%	32	25%
Diversified	425	10%	484	13%	(59)	(12)%
Bausch + Lomb	1,966	48%	1,830	47%	136	7%
Total revenues	$4,111	100%	$3,885	100%	$226	6%

Segment Profits / Segment Profit Margins
Salix	$700	66%	$676	70%	$24	4%
International	145	29%	157	33%	(12)	(8)%
Solta Medical	81	50%	55	43%	26	47%
Diversified	245	58%	299	62%	(54)	(18)%
Bausch + Lomb	455	23%	414	23%	41	10%
Total segment profits	$1,626	40%	$1,601	41%	$25	2%

The following table presents organic revenue (non-GAAP) and the year-over-year changes in organic revenue (non-GAAP) for the six months ended June 30, 2023 and 2022 by segment. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “Reportable Segment Revenues and Profits”.

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$1,053	$—	$—	$1,053	$965	$—	$965	$88	9%
International	506	2	—	508	477	(7)	470	38	8%
Solta Medical	161	6	—	167	129	—	129	38	29%
Diversified	425	—	—	425	484	—	484	(59)	(12)%
Bausch + Lomb	1,966	49	(4)	2,011	1,830	(4)	1,826	185	10%
Total	$4,111	$57	$(4)	$4,164	$3,885	$(11)	$3,874	$290	7%
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 80% of the Salix segment revenues for each of the six months ended June 30, 2023 and 2022. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the six months ended June 30, 2023 and 2022 was $1,053 million and $965 million, respectively, an increase of $88 million, or 9%. The increase was primarily attributable to increases in: (i) volumes of $75 million, primarily driven by Xifaxan® and (ii) net realized pricing of $13 million.
Salix Segment Profit
The Salix segment profit for the six months ended June 30, 2023 and 2022 was $700 million and $676 million, respectively, an increase of $24 million, or 4%. The increase was primarily driven by an increase in contribution attributable to the increase in revenues, as previously discussed, partially offset by higher: (i) R&D expenses, including for our global RED-C program, as previously discussed, (ii) advertising and promotion primarily due to increased Xifaxan® investments and (iii) selling expenses.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $506 million and $477 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $29 million, or 6%. The increase was primarily attributable to: (i) an increase in net realized pricing of $21 million and (ii) an increase in volumes of $17 million, partially offset by: (i) the impact of divestitures and discontinuations of $7 million and (ii) the unfavorable impact of foreign currencies of $2 million, primarily in Canada and Europe. Revenues for the six months ended June 30, 2022, also reflect charges of $11 million representing a change in estimated future returns in one market, driven by lower estimated demand following the easing of local COVID-19 lockdown restrictions as well as a change in distributors.
International Segment Profit
The International segment profit for the six months ended June 30, 2023 and 2022 was $145 million and $157 million, respectively, a decrease of $12 million, or 8%. The decrease was primarily attributable to an increase in: (i) General and administrative expenses and (ii) advertising and promotion expenses.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for approximately 81% and 73% of the Solta Medical segment revenues for the six months ended June 30, 2023 and 2022, respectively. No other single product group represents 10% or more of the Solta Medical segment revenues. The Solta Medical segment revenue for the six months ended June 30, 2023 and 2022 was $161 million and $129 million, respectively, an increase of $32 million, or 25%. The increase was attributable to: (i) an increase in volumes of $36 million and (ii) an increase in net realized pricing of $2 million, partially offset by the unfavorable impact of foreign currencies of $6 million. The increase in volumes is attributable in part to the impact of the COVID-19 pandemic restrictions in China for the six months ended June 30, 2022, on our revenues for the Asia-Pacific region.
Solta Medical Segment Profit
The Solta Medical segment profit for the six months ended June 30, 2023 and 2022 was $81 million and $55 million, respectively, an increase of $26 million, or 47%. The increase is attributable to the increase in revenues, as previously discussed.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the six months ended June 30, 2023 and 2022 was $425 million and $484 million, respectively, a decrease of $59 million, or 12%. The decrease was primarily driven by decreases in: (i) volumes of $32 million, primarily in our Neurology and other business and (ii) net realized pricing of $27 million, across all our Diversified businesses.
Diversified Segment Profit
The Diversified segment profit for the six months ended June 30, 2023 and 2022 was $245 million and $299 million, respectively, a decrease of $54 million, or 18% and was primarily driven by lower contribution attributable to the net decrease in revenues, as previously discussed, partially offset by lower advertising and promotion expenses.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $1,966 million and $1,830 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $136 million, or 7.0%. The increase was primarily attributable to: (i) an increase in volumes across the Bausch + Lomb businesses of $126 million, (ii) an increase in net realized pricing of $59 million, primarily driven by the Vision Care business and (iii) incremental sales attributable to acquisitions of $4 million within the Surgical business. The increase in revenue was partially offset by: (i) the unfavorable impact of foreign currencies of $49 million, primarily in Europe and Asia and (ii) the impact of divestitures and discontinuations of $4 million.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the six months ended June 30, 2023 and 2022 was $455 million and $414 million, respectively, an increase of $41 million, or 10%. The increase was primarily driven by higher contribution, attributable to the increase in revenues, as previously discussed, partially offset by: (i) increased cost of goods sold, driven by inflationary pressures and higher manufacturing ramp-up costs of Daily SiHy lenses, (ii) selling expenses attributable to increased headcount and distribution costs and (iii) higher advertising and promotional expenses.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
(in millions)	2023	2022	Change
Net loss	$(182)	$(205)	$23
Adjustments to reconcile net loss to net cash provided by operating activities	806	370	436
Cash provided by operating activities before changes in operating assets and liabilities	624	165	459
Changes in operating assets and liabilities	(264)	(105)	(159)
Net cash provided by operating activities	360	60	300
Net cash used in investing activities	(108)	(114)	6
Net cash used in financing activities	(262)	(162)	(100)
Effect of exchange rate changes on cash, cash equivalents and other	7	(24)	31
Net decrease in cash, cash equivalents, restricted cash and other settlement deposits	(3)	(240)	237
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	591	2,119	(1,528)
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$588	$1,879	$(1,291)
Operating Activities
Net cash provided by operating activities was $360 million and $60 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $300 million. The increase was attributable to the increase in Cash provided by operating activities before changes in operating assets and liabilities, partially offset by the reduction in cash from Changes in operating assets and liabilities.
Cash provided by operating activities before changes in operating assets and liabilities was $624 million and $165 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $459 million. The increase is primarily attributable to: (i) a decrease in payments of accrued legal settlements related to the Glumetza Antitrust Litigation paid during 2022, (ii) insurance recoveries regarding certain legacy litigation matters in 2023, (iii) changes in business performance and (iv) lower payments of interest included in Operating activities as, due to the accounting treatment for the Exchange Offer, the portion of contractual interest payments on the New Secured Notes which reduce the premium on the New Secured Notes is reported as a Financing activity. During the six months ended June 30, 2023, contractual interest payments on the New Secured Notes allocated to the reduction of the recorded premium were $134 million and are included in Cash flows from financing activities.
Changes in operating assets and liabilities resulted in a net decrease in cash of $264 million for the six months ended June 30, 2023, as compared to $105 million for the six months ended June 30, 2022, a decrease of $159 million. During the six months ended June 30, 2023, Changes in operating assets and liabilities were negatively impacted by: (i) a decrease in inventories of $160 million and (ii) the timing of other payments in the ordinary course of business of $159 million, partially offset by the timing of collection of trade receivables of $55 million. During the six months ended June 30, 2022, Changes in operating assets and liabilities was positively impacted by: (i) an increase in inventories of $138 million and (ii) the timing of other payments in the ordinary course of business of $74 million, partially offset by the collection of trade receivables of $107 million.
Investing Activities
Net cash used in investing activities was $108 million for the six months ended June 30, 2023 and was primarily driven by Purchases of property, plant and equipment of $75 million and acquisitions and other investments of $31 million.
Net cash used in investing activities was $114 million for the six months ended June 30, 2022 and was primarily driven by Purchases of property, plant and equipment of $98 million.
Financing Activities
Net cash used in financing activities was $262 million for the six months ended June 30, 2023 and was primarily driven by the repayment of long-term debt of $690 million which includes: (i) the repayment of $480 million of amounts outstanding under our 2027 Revolving Credit Facility, (ii) the $134 million of contractual interest payments on the New Secured Notes allocated to the reduction of the recorded premiums, as discussed above, and (iii) payments of $75 million on the Term Loan B Facilities, partially offset by draws of $455 million under the 2027 Revolving Credit Facility and the B+L Revolving Credit Facility.
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
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional information regarding the financing activities described above, including the definitions of certain defined terms used above.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash collected from customers, funds as available from our revolving credit facility and AR Credit Facility, issuances of long-term debt and issuances of equity or equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for at least the twelve months following the issuance of this Form 10-Q.
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance, repurchase or exchange existing debt or issue equity or equity-linked securities.
Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of June 30, 2023 includes $392 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and are generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $20,552 million and $20,766 million as of June 30, 2023 and December 31, 2022, respectively. Aggregate contractual principal amounts due under our debt obligations were $19,010 million and $19,110 million as of June 30, 2023 and December 31, 2022, respectively, a decrease of $100 million.
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
The original premium recorded on the New Secured Notes was $1,835 million, which will be reduced as contractual interest payments are made on the New Secured Notes. The portion of each contractual interest payment allocated to reduce the recorded premium is determined as the difference between the payment due and the calculated interest at the effective interest rate of the underlying carry amount of the associated note. During the six months ended June 30, 2023, the Company made contractual interest payments of $155 million related to the New Secured Notes, of which $134 million was recorded as a reduction of the recorded premium.

The following table presents the future scheduled contractual interest payments of the New Secured Notes. Contractual interest payments will be allocated to the reduction of the recorded premium and interest expense as presented below. The amount of interest which reduces the recorded premium will be reported as a financing activity in the Condensed Consolidated Statements of Cash Flows.

(in millions)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Interest payments:
11.00% First Lien Secured Notes due 2028	$98	$195	$195	$195	$195	$195	$1,073
14.00% Second Lien Secured Notes due 2030	25	49	49	49	49	149	370
9.00% Intermediate Holdco Secured Notes due 2028	45	90	90	90	90	45	450
	$168	$334	$334	$334	$334	$389	$1,893
Interest payments recorded as:
Interest expense	$20	$39	$36	$34	$31	$32	$192
Reduction of recorded premium	148	295	298	300	303	357	1,701
	$168	$334	$334	$334	$334	$389	$1,893
Senior Unsecured Notes
The Senior Unsecured Notes (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements) issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2022 Amended Credit Agreement. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2022 Amended Credit Agreement. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. In connection with the closing of the B+L IPO, the discharge of the April 2025 Unsecured Notes Indenture and the related release under the 2022 Amended Credit Agreement described above, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $13,076 million and total liabilities of $5,750 million as of June 30, 2023, and revenues of $2,192 million and operating income of $54 million for the six months ended June 30, 2023.
Accounts Receivable Credit Facility
On June 30, 2023, we entered into the AR Credit Facility with certain third-party lenders, providing for a non-recourse financing facility collateralized by certain of the Company’s accounts receivable. The AR Facility Agreement provides for an up to $600 million facility, subject to certain borrowing base tests. Under the AR Credit Facility, the Borrower purchases accounts receivable, originated by a wholly-owned subsidiary of Bausch Health, which collateralize borrowings under the AR Credit Facility. The Borrower is a bankruptcy remote entity that is unrestricted under the Company’s debt covenants, and which is consolidated by the Company.
Borrowings under the AR Credit Facility are in U.S. dollars and bear interest at a rate per annum equal to, the sum of the one month term SOFR plus 6.65%. The Company is required to pay commitment fees of 0.75% multiplied by the lesser of: (i) the unfunded portion of the lenders’ commitments or (ii) 50% of the total lenders’ commitments.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional details.
Availability Under Revolving Credit Facilities
As of August 3, 2023, there were no outstanding borrowings, $23 million of issued and outstanding letters of credit and approximately $952 million of remaining availability under the 2027 Revolving Credit Facility.
As of June 30, 2023, there were no outstanding borrowings under the AR Credit Facility. During the period July 1, 2023 through August 3, 2023, we have drawn $350 million, in the aggregate, of borrowings. Borrowings under our AR Credit Facility are for general corporate purposes.
As of August 3, 2023, there were $250 million of outstanding borrowings, $25 million of issued and outstanding letters of credit and $225 million remaining availability under the B+L Revolving Credit Facility. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L Revolving Credit Facility are not available to fund the operations, investing and financing activities of any other subsidiaries of Bausch Health.

Covenant Compliance
As of June 30, 2023, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of this Form 10-Q.
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
The Company continues to take steps to seek to improve its operating results to ensure continual compliance with its financial maintenance covenant and take other actions to reduce its debt levels and improve its capital structure to align with the Company’s long-term strategy. The Company may consider taking other actions, including divesting other businesses, refinancing debt, and issuing equity or equity-linked securities including secondary offerings of the common shares of Bausch + Lomb, as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenant and meeting its debt service obligations.
Weighted Average Interest Rate
The accounting for the Exchange Offer results in the New Secured Notes being carried at a premium relative to their principal amount and will result in no interest expense to be recorded in our financial statements for a significant portion of the New Secured Notes. Therefore, interest expense recorded in our financial statements will differ significantly from the contractual interest rates of the New Secured Notes and term loan facilities. The weighted average interest rate of our debt as reported in our financial statements and the weighted average stated rate of interest was 6.29% and 7.91%, respectively, as of June 30, 2023.
Focus on Capitalization of the Post-separation Entities
In connection with the B+L Separation, we have emphasized that it is important that the post-separation entities be well-capitalized, with appropriate leverage and with access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth. Therefore, we see the appropriate capitalization and leverage of these businesses post-separation as a key to bringing out additional value across our portfolio of assets and it continues to be a primary objective of our plan of separation.
Credit Rating
As of August 3, 2023, the credit ratings and outlook from Moody’s, Standard & Poor’s (“S&P’s”) and Fitch for certain outstanding obligations of the Company were as follows:

	Bausch Health Companies Inc.				Bausch + Lomb Corporation
Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook	Corporate Rating	Senior Secured Rating	Outlook
Moody’s	Caa2	Caa1	Ca	Negative		B1	Negative
Standard & Poor’s	CCC	CCC+	CCC-	Negative	B-	B-	Positive
Fitch	CCC	B	CC	No Outlook	B-	BB-	Rating Watch Evolving

Bausch Health Companies Inc. - There were no changes to the corporate credit ratings or other credit ratings of the Company during the second quarter of 2023.
Bausch + Lomb Corporation - There were no changes to the corporate credit ratings of Bausch + Lomb Corporation during the second quarter of 2023.
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
A substantial portion of our cash requirements for the remainder of 2023 are for debt service. Our other future cash requirements relate to working capital, capital expenditures, business development transactions (including contingent consideration), benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions. We regularly consider licensing and acquisition opportunities within our core therapeutic areas, some of which could be sizable.
In addition to our working capital requirements, as of June 30, 2023, we expect our primary cash requirements during the remainder of 2023 to include:
•Debt repayments and interest payments—Based on our debt portfolio as of August 3, 2023, we anticipate making mandatory amortization and interest payments of approximately $836 million during the period July 1, 2023 through December 31, 2023. We have, and in the future may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash from operations and cash provided from the sale of common stock and additional debt financings in connection with the B+L Separation;
•Capital expenditures—We expect to make payments of approximately $200 million for property, plant and equipment during the period July 1, 2023 through December 31, 2023;
•Contingent consideration and milestone payments—We expect to make contingent consideration payments of approximately $65 million during the period July 1, 2023 through December 31, 2023. These payments include a $45 million payment in connection with Bausch + Lomb’s agreement with Novaliq GmbH for MIEBOTM (formerly known as NOV03), for the treatment of the signs and symptoms of dry eye disease. Bausch + Lomb anticipates launching MIEBOTM in the U.S. in the third quarter of 2023; and
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $4 million during the period July 1, 2023 through December 31, 2023.
Litigation Payments
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of June 30, 2023, the Company’s Condensed Consolidated Balance Sheet includes accrued loss contingencies of $326 million related to matters which are both probable and reasonably estimable, however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
See Note 17, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Acquisition of XIIDRA®
As previously discussed, on June 30, 2023, Bausch + Lomb entered into a definitive agreement with Novartis to acquire XIIDRA® and certain other ophthalmology assets. Under the terms of the agreement, Bausch + Lomb, through its affiliate, has agreed to make an upfront cash payment of $1,750 million, with additional payments that may become due upon achievement of future pipeline commercialization and future sales milestones. The transaction is expected to close by the end of 2023, subject to receipt of regulatory approval and other customary closing conditions. Bausch + Lomb intends to finance the $1,750 million upfront cash payment with new debt prior to the closing of the transaction. See Item 1A “Risk Factors” of Part II of this Form 10-Q for additional information on the risks relating to the acquisition of XIIDRA®.

Acquisition of Blink® Product Line
During July 2023, Bausch + Lomb made the upfront cash payment of $107 million to Johnson & Johnson Vision in connection with the closing of the previously discussed acquisition of the Blink® product line of eye and contact lens drops.
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
Future Licensing Payments
In the ordinary course of business, the Company may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products primarily in the U.S. and Canada. In connection with these agreements, the Company may pay an upfront fee to secure the agreement. See Note 4, “LICENSING AGREEMENTS AND ACQUISITIONS” to our unaudited interim Condensed Consolidated Financial Statements. Payments associated with the upfront fee for these agreements cannot be reasonably estimated at this time and could be material.
Unrecognized Tax Benefits
As of June 30, 2023, the Company had unrecognized tax benefits totaling $901 million, of which, $4 million is expected to be realized during the remainder of 2023, however a reliable estimate of the period in which the remaining uncertain tax positions will be payable, if ever, cannot be made.
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
At July 28, 2023, we had 364,334,264 issued and outstanding common shares. In addition, as of July 28, 2023, we had outstanding 11,572,015 stock options and 10,716,174 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 730,125 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 1,460,250 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our financial statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC and the CSA on February 23, 2023, and determined that there were no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2023.
Interim Goodwill Assessment
No events occurred, or circumstances changed during the three months ended June 30, 2023, that indicated that the fair value of any reporting unit might be below its respective carrying value. However, as a result of certain market conditions, macroeconomic factors and other business specific related factors that existed in 2022, the Company continues to monitor changes in the facts and circumstances which may impact the fair value of its Dermatology and Neurology and other reporting units.
Dermatology
As a result of the impairment of goodwill in 2022, the Dermatology reporting unit had no headroom on September 30, 2022. As such, we continue to monitor conditions which may impact the valuation of the reporting unit including the reporting unit’s performance and revisions, if any, to its long-term forecasts in light of current market conditions, current trends in business performance and the expected impacts of management’s latest business strategies. Our current evaluation of these matters supports our previous expectations for the long-term business performance. Additionally, based on reference interest rates as of June 30, 2023, the Company concluded that discount rates would not have increased as compared to the discount rate used in determining the fair value as of September 30, 2022 when the unit was last tested. Based on our evaluation, we have not identified any changes in facts or circumstances that would suggest that it is more likely than not that the fair value of this reporting unit is less than its carrying value. However, given the limited headroom for this reporting unit, if market conditions deteriorate, or if we are unable to execute on our strategies, it may be necessary to record impairment charges in the future and those charges could be material.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected research and development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for this fiscal year and beyond; the Company’s plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in the 2022 Amended Credit Agreement and senior notes indentures; the ability of our subsidiary, Bausch + Lomb, to comply with the financial and other covenants contained in the B+L Credit Agreement; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the impact of the COVID-19 pandemic; the anticipated impact from the ongoing conflict between Russia and Ukraine; and the Company’s plan to separate its eye health business, including the structure and timing of completing such separation transaction.
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
•the risks and uncertainties caused by or relating to the COVID-19 pandemic, the potential resurgence of the COVID-19 virus and any resulting reinstitution of lockdowns and other restrictions, the evolving reaction of governments, private sector participants and the public to that pandemic, and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on the Company, including, but not limited to, its supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition, costs (which may increase) and revenue and margins (both of which may decrease);
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
•the risks and uncertainties relating to Bausch + Lomb’s recently-announced transaction for the acquisition of XIIDRA® and certain other assets, including its ability to consummate that transaction and the timing thereof, the possibility that any or all of the conditions to the consummation of the transaction may not be satisfied or waived, including failure to receive required regulatory approvals, the effect of the announcement or pendency of the transaction on its ability to maintain relationships with customers, suppliers, and other business partners, risks relating to potential diversion of management attention away from its ongoing business operations, its ability to finance the transaction as anticipated, risks relating to our increased levels of debt as a result of debt expected to be incurred to finance such acquisition and risks that Bausch + Lomb may not realize the expected benefits of the acquisition on a timely basis or at all;
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
•the impact of the ongoing conflict between Russia and Ukraine and the export controls, sanctions and other restrictive actions that have been or may be imposed by the U.S., Canada, the EU and other countries against governmental and other entities in Russia, Belarus and parts of Ukraine; including potential impact on sales, earnings, market conditions and the ability of the Company to manage its resources and operations in Russia;
•the impact of the United States-Mexico-Canada Agreement (“USMCA”) and any potential changes to other trade agreements;
•our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the filing by Norwich Pharmaceuticals Inc. (“Norwich”) of its Abbreviated New Drug Application (“ANDA”) for Xifaxan® (rifaximin) 550 mg tablets and the Company’s related lawsuit filed against Norwich in connection therewith) and the impacts of the Norwich Legal Decision and related litigation on, among other things, our business results, financial results, and the B+L Separation;
•our ability to successfully appeal the decision of the U.S. District Court for the District of Delaware in the Company’s lawsuit against Norwich in connection with Norwich’s ANDA and challenge Norwich’s ability to achieve a modified ANDA that avoids the August 10, 2022 final judgment by the District Court and omits the Xifaxan® hepatic encephalopathy (“HE”) indication and HE safety data;
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
•the mandatory or voluntary recall or withdrawal of our products from the market and the costs and potential other impacts associated therewith;
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
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, risks in Item 1A. “Risk Factors” of Part II of this Form 10-Q and risks detailed from time to time in our other filings with the SEC and the CSA, as well as our ability to anticipate and manage the risks associated with the foregoing.
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
Interest Rate Risk
As of June 30, 2023, we had $13,715 million and $5,295 million in outstanding aggregate principal amount of fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of June 30, 2023 was $9,111 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $279 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $269 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-point increase in interest rates would have an annualized pre-tax effect of approximately $53 million in our Condensed Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Inflation Risk
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Xiidra Acquisition may not be consummated within the anticipated timeframe, on the current terms or at all, which could prevent Bausch + Lomb from receiving the anticipated benefits from the acquisition in the anticipated timeframe or at all.
On June 30, 2023, a wholly owned subsidiary of Bausch + Lomb, Bausch + Lomb Ireland Limited, entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Novartis Pharma AG and Novartis Finance Corporation (together, “Novartis”) to acquire XIIDRA® (lifitegrast ophthalmic solution) and certain other ophthalmology assets from Novartis (the “Xiidra Acquisition”). Bausch + Lomb expects to complete the Xiidra Acquisition by the end of 2023, subject to customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the absence of any law or judgment preventing the closing. Although the parties have agreed to use reasonable best efforts to promptly obtain the antitrust approvals required for the Xiidra Acquisition, there can be no assurance whether these clearances and approvals will be obtained in a timely manner, or at all. As a result, there is no assurance that the Xiidra Acquisition will be consummated in the anticipated timeframe or at all. In addition, the U.S. Federal Trade Commission (the “FTC”), the Antitrust Division of the U.S. Department of Justice or other applicable governmental authorities may seek to impose conditions on the completion of the Xiidra Acquisition or require changes to the terms of the Xiidra Acquisition. If Bausch + Lomb becomes subject to and agrees to any material conditions in order to obtain any clearances or approvals required to complete the Xiidra Acquisition, Bausch + Lomb may incur additional costs and experience further diversion of management time and resources, the business Bausch + Lomb is acquiring may be adversely affected and/or the imposition of such conditions and actions taken in response thereto may reduce the anticipated benefits of the transaction. In addition, Bausch + Lomb may be required to pay a reverse termination fee of $100 million if the Purchase Agreement is terminated in certain circumstances, including as a result of certain antitrust law-related conditions.
There can be no assurance that the Xiidra Acquisition will be consummated on the current terms or on the anticipated timeline, or at all.
Bausch + Lomb may fail to realize the anticipated benefits expected from the Xiidra Acquisition.
Bausch + Lomb expects to realize certain benefits following the consummation of the Xiidra Acquisition. However, Bausch + Lomb’s ability to realize these anticipated benefits from the Xiidra Acquisition will depend, in part, on their ability to successfully integrate the acquired business into Bausch + Lomb’s current business. It is possible that the integration process following the consummation of the Xiidra Acquisition could result in the disruption of Bausch + Lomb’s business or the ongoing business associated with Xiidra or the pipeline assets that Bausch + Lomb is acquiring in connection with the Xiidra Acquisition. For example, suppliers, vendors, and other third parties with whom Bausch + Lomb or the acquired business do business or otherwise have relationships may experience uncertainty associated with the Xiidra Acquisition, and this uncertainty could materially affect their decisions with respect to existing or future business relationships with Bausch + Lomb while the Xiidra Acquisition is pending or with us after the Xiidra Acquisition is consummated. Integration efforts between Bausch + Lomb and the acquired business will also divert management attention and resources. For example, Bausch + Lomb expects to bring on the sales force currently supporting Xiidra as part of the Xiidra Acquisition. There can be no assurance that Bausch + Lomb will be able to integrate the existing sales force with its business, or that the actual integration of the acquired business will not result in additional and unforeseen expenses or liabilities (including those that may be assumed in connection with the Xiidra Acquisition), and, as a result, any anticipated benefits of the integration plan may not be realized. If Bausch + Lomb is not able to adequately address these challenges, Bausch + Lomb may be unable to successfully integrate Xiidra and the pipeline assets into its business, or to realize some or any of the anticipated benefits of the Xiidra Acquisition. In addition, delays encountered in the integration process could result in a failure to realize the anticipated benefits on the anticipated timeline, or at all.
In addition, the anticipated benefits Bausch + Lomb expects from the Xiidra Acquisition are subject to numerous assumptions, including assumptions derived from Bausch + Lomb’s diligence efforts concerning the status of and prospects for the Xiidra business and the pipeline assets. Bausch + Lomb cannot provide any assurances with respect to the accuracy of its assumptions, including its assumptions with respect to future revenues of the Xiidra products or assumptions regarding Bausch + Lomb’s ability to successfully develop and obtain regulatory approval for the acquired pipeline assets. There are a variety of risks and uncertainties, some of which are outside of Bausch + Lomb’s control, which could cause actual results to differ materially from these anticipated benefits.
There can be no assurance that Bausch + Lomb will realize the anticipated benefits from the Xiidra Acquisition in the anticipated timelines, or at all.
Bausch + Lomb has expended and will continue to expend significant time and resources in connection with the Xiidra Acquisition and expects to incur material indebtedness to fund the Xiidra Acquisition.
Bausch + Lomb has expended and will continue to expend significant management time and resources and expenses related to the Xiidra Acquisition, including in connection with the consummation of such transaction and the integration of the acquired business with Bausch + Lomb’s business. These expenses include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and fees associated with the expected debt financing for this transaction. Many of these expenses must be paid regardless of whether the Xiidra Acquisition is consummated. Additional unanticipated costs may be incurred in the integration of the acquired business with Bausch + Lomb’s business. Bausch + Lomb also expects to incur material additional indebtedness to finance the Xiidra Acquisition, which indebtedness may limit Bausch + Lomb’s operating or financial flexibility relative to its current position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended June 30, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Executive Officer Severance Arrangement
The Talent and Compensation Committee of the Board of Directors approved an update effective August 1, 2023 to the cash severance payment for which our Executive Officers are eligible, excluding our CEO whose employment agreement remains unchanged. In connection with a qualifying termination of employment, the cash severance payment for which they are eligible will be equal to one and a half times the sum of annual base salary and annual target incentive.
All other terms and conditions under each Executive Officer’s employment agreement remain unchanged. This provision was approved effective through December 31, 2024.

Item 6. Exhibits

2.1
Stock and Asset Purchase Agreement by and among Bausch + Lomb Ireland Limited, Novartis Pharma AG and Novartis Finance Corporation and, for the limited purposes set forth therein, Bausch + Lomb Corporation, dated as June 30, 2023, originally filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023, which is incorporated by reference herein.

10.1
Credit and Security Agreement, dated June 30, 2023, by and among Bausch Receivables Funding LP, as Borrower, Bausch Receivables Funding GP ULC, Bausch Health US, LLC, as the Master Servicer, GLAS USA LLC, as Administrative Agent, GLAS Americas LLC, as Collateral Agent, KKR Capital Markets LLC, as Left Lead Arranger, KKR Credit Advisors (US) LLC, as Structuring Advisor, and the Lenders from time to time party thereto, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023, which is incorporated by reference herein.

10.2
Bausch Health Companies Inc. 2014 Omnibus Incentive Plan (As Amended and Restated, Effective as of May 16, 2023), originally filed as Exhibit B to the Company’s definitive proxy statement (File No. 001-14956) filed on April 6, 2023, which is incorporated by reference herein. †

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

Bausch Health Companies Inc. (Registrant)

Date:	August 3, 2023	/s/ THOMAS J. APPIO
Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2023	/s/ TOM G. VADAKETH
Tom G. Vadaketh Executive Vice President, Chief Financial Officer (Principal Financial Officer)