Form 10-Q
period 2023-09-30
Bausch Health Companies Inc.
filed 2023-11-02
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 365,195,048 shares outstanding as of October 27, 2023.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to Euros and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of September 30, 2023.
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
ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$760	$564
Restricted cash	20	27
Trade receivables, net	1,948	1,790
Inventories, net	1,272	1,090
Prepaid expenses and other current assets	1,048	776
Total current assets	5,048	4,247
Property, plant and equipment, net	1,584	1,600
Intangible assets, net	6,728	5,800
Goodwill	11,187	11,547
Deferred tax assets, net	2,189	2,166
Other non-current assets	328	326
Total assets	$27,064	$25,686
Liabilities
Current liabilities:
Accounts payable	$569	$521
Accrued and other current liabilities	3,119	2,988
Current portion of long-term debt	536	432
Total current liabilities	4,224	3,941
Acquisition-related contingent consideration	247	208
Non-current portion of long-term debt	21,894	20,334
Deferred tax liabilities, net	213	202
Other non-current liabilities	721	741
Total liabilities	27,299	25,426
Commitments and contingencies (Note 17)
(Deficit) Equity
Common shares, no par value, unlimited shares authorized, 365,043,317 and 361,898,846 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	10,420	10,391
Additional paid-in capital	190	159
Accumulated deficit	(9,739)	(9,186)
Accumulated other comprehensive loss	(2,051)	(2,056)
Total Bausch Health Companies Inc. shareholders’ deficit	(1,180)	(692)
Noncontrolling interest	945	952
Total (deficit) equity	(235)	260
Total liabilities and (deficit) equity	$27,064	$25,686
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Product sales	$2,213	$2,022	$6,281	$5,857
Other revenues	25	24	68	74
	2,238	2,046	6,349	5,931
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	612	573	1,824	1,677
Cost of other revenues	11	11	30	35
Selling, general and administrative	715	661	2,151	1,959
Research and development	153	133	452	387
Amortization of intangible assets	253	290	795	902
Goodwill impairments	402	119	402	202
Asset impairments	4	1	54	15
Restructuring, integration, separation and IPO costs	14	10	40	58
Other expense, net	60	4	—	6
	2,224	1,802	5,748	5,241
Operating income	14	244	601	690
Interest income	6	3	19	8
Interest expense	(339)	(385)	(965)	(1,157)
Gain on extinguishment of debt	—	570	—	683
Foreign exchange and other	(7)	7	(38)	4
(Loss) income before income taxes	(326)	439	(383)	228
Provision for income taxes	(56)	(36)	(181)	(30)
Net (loss) income	(382)	403	(564)	198
Net loss (income) attributable to noncontrolling interest	4	(4)	11	(13)
Net (loss) income attributable to Bausch Health Companies Inc.	$(378)	$399	$(553)	$185

(Loss) earnings per share attributable to Bausch Health Companies Inc.
Basic	$(1.03)	$1.10	$(1.52)	$0.51
Diluted	$(1.03)	$1.10	$(1.52)	$0.51

Weighted-average common shares
Basic	365.4	362.5	364.5	361.8
Diluted	365.4	363.4	364.5	363.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(382)	$403	$(564)	$198
Other comprehensive (loss) income
Foreign currency translation adjustment	(134)	(243)	—	(465)
Pension and postretirement benefit plan adjustments, net of income taxes	(2)	(1)	(2)	6
Other comprehensive loss	(136)	(244)	(2)	(459)
Comprehensive (loss) income	(518)	159	(566)	(261)
Comprehensive (income) loss attributable to noncontrolling interest	(9)	(23)	18	(32)
Comprehensive (loss) income attributable to Bausch Health Companies Inc.	$(527)	$136	$(548)	$(293)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders’ (Deficit) Equity
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ Deficit	Non- controlling Interest	Total (Deficit) Equity
	Shares	Amount

	Three Months Ended September 30, 2023
Balances, July 1, 2023	364.0	$10,412	$188	$(9,361)	$(1,902)	$(663)	$934	$271
Common shares issued under share-based compensation plans	1.0	8	(8)	—	—	—	—	—
Share-based compensation	—	—	29	—	—	29	—	29
Employee withholding taxes related to share-based awards	—	—	(8)	—	—	(8)	—	(8)
Vesting of B+L equity compensation	—	—	(11)	—	—	(11)	11	—
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net loss	—	—		(378)	—	(378)	(4)	(382)
Other comprehensive (loss) income	—	—	—		(149)	(149)	13	(136)
Balances, September 30, 2023	365.0	$10,420	$190	$(9,739)	$(2,051)	$(1,180)	$945	$(235)

	Three Months Ended September 30, 2022
Balances, July 1, 2022	361.6	$10,380	$104	$(9,175)	$(2,002)	$(693)	$946	$253
Common shares issued under share-based compensation plans	0.2	7	(7)	—	—	—	—	—
Share-based compensation	—	—	33	—	—	33	—	33
Employee withholding taxes related to share-based awards	—	—	(1)	—	—	(1)	—	(1)
Noncontrolling interest distributions	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	399	—	399	4	403
Other comprehensive (loss) income	—	—	—	—	(263)	(263)	19	(244)
Balances, September 30, 2022	361.8	$10,387	$129	$(8,776)	$(2,265)	$(525)	$958	$433

	Nine Months Ended September 30, 2023
Balances, January 1, 2023	361.9	$10,391	$159	$(9,186)	$(2,056)	$(692)	$952	$260
Common shares issued under share-based compensation plans	3.1	29	(29)	—	—	—	—	—
Share-based compensation	—	—	103	—	—	103	—	103
Employee withholding taxes related to share-based awards	—	—	(23)	—	—	(23)	—	(23)
Vesting of B+L equity compensation	—	—	(20)	—	—	(20)	20	—
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	(553)	—	(553)	(11)	(564)
Other comprehensive income (loss)	—	—	—	—	5	5	(7)	(2)
Balances, September 30, 2023	365.0	$10,420	$190	$(9,739)	$(2,051)	$(1,180)	$945	$(235)

	Nine Months Ended September 30, 2022
Balances, January 1, 2022	359.4	$10,317	$462	$(8,961)	$(1,924)	$(106)	$72	$(34)
Proceeds from B+L initial public offering, net of costs (Note 2)	—	—	(327)	—	137	(190)	865	675
Common shares issued under share-based compensation plans	2.4	70	(67)	—	—	3	—	3
Share-based compensation	—	—	91	—	—	91	—	91
Employee withholding taxes related to share-based awards	—	—	(30)	—	—	(30)	—	(30)
Noncontrolling interest distributions	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	185	—	185	13	198
Other comprehensive (loss) income	—	—	—	—	(478)	(478)	19	(459)
Balances, September 30, 2022	361.8	$10,387	$129	$(8,776)	$(2,265)	$(525)	$958	$433
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net (loss) income	$(564)	$198
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	935	1,034
Amortization and write-off of debt premiums, discounts and issuance costs	51	86
Asset impairments	54	15
Goodwill impairments	402	202
Acquisition-related contingent consideration	40	2
Allowances for losses on trade receivable and inventories	43	36
Deferred income taxes	(33)	(195)
Net gain on sale of assets	(4)	(3)
Adjustments to accrued legal settlements	24	7
Payments of accrued legal settlements	(3)	(1,572)
Share-based compensation	103	91
Foreign exchange loss (gain)	23	(1)
Gain excluded from hedge effectiveness	(10)	(3)
Gain on extinguishment of debt	—	(683)
Third party fees paid in connection with the Exchange Offer	(2)	(31)
Payments of contingent consideration adjustments, including accretion	(4)	(1)
Other	(1)	(11)
Changes in operating assets and liabilities:
Trade receivables	(176)	(26)
Inventories	(222)	(194)
Prepaid expenses and other current assets	(75)	(32)
Accounts payable, accrued and other liabilities	61	(122)
Net cash provided by (used in) operating activities	642	(1,203)
Cash Flows From Investing Activities
Acquisitions and other investments	(1,887)	—
Purchases of property, plant and equipment	(117)	(152)
Payments for intangible and other assets	(11)	(20)
Purchases of marketable securities	(13)	(15)
Proceeds from sale of marketable securities	13	20
Proceeds from sale of assets and businesses, net of costs to sell	5	—
Interest settlements from cross-currency swaps	13	—
Net cash used in investing activities	(1,997)	(167)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	3,145	6,481
Repayments of long-term debt	(1,507)	(7,224)
Proceeds from B+L initial public offering, net of costs	—	675
Payments of employee withholding taxes related to share-based awards	(23)	(30)
Payments of acquisition-related contingent consideration	(17)	(19)
Payments of financing costs	(36)	(71)
Other	(8)	(10)
Net cash provided by (used in) financing activities	1,554	(198)
Effect of exchange rate changes on cash, cash equivalents and other	(10)	(54)
Net increase (decrease) in cash, cash equivalents, restricted cash and other settlement deposits	189	(1,622)
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	591	2,119
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$780	$497
Cash and cash equivalents	$760	$486
Restricted cash	20	11
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$780	$497
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, the Company announced its plan to separate its eye health business, consisting of its Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals (formerly known as Ophthalmic Pharmaceuticals) businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). On May 5, 2022, the registration statement related to the initial public offering of Bausch +Lomb (the “B+L IPO”) was declared effective, and B+L’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, B+L was an indirect wholly-owned subsidiary of Bausch Health. On May 10, 2022, a wholly owned subsidiary of Bausch Health sold 35,000,000 common shares of B+L pursuant to the B+L IPO. Upon the closing of the B+L IPO and after giving effect to the subsequent partial exercise of the over-allotment option by the underwriters, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 89% of B+L’s outstanding common shares as of September 30, 2023.
The completion of the full B+L Separation, which includes the transfer of all or a portion of BHC’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals. The Company continues to evaluate all relevant factors and considerations related to completing the B+L Separation, including the effect of the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS”) on the B+L Separation.
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

The following tables present the activity and ending balances of the Company’s variable consideration provisions for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30, 2023
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2023	$188	$427	$1,023	$196	$76	$1,910
Current period provisions	457	103	2,071	1,514	190	4,335
Payments and credits	(462)	(147)	(2,017)	(1,501)	(171)	(4,298)
Reserve balances, September 30, 2023	$183	$383	$1,077	$209	$95	$1,947
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $47 million and $40 million as of September 30, 2023 and January 1, 2023, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. There were no price appreciation credits during the nine months ended September 30, 2023.

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
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collateral (if any), and any relevant current and reasonably supportable future economic factors. Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the nine months ended September 30, 2023 and 2022 is as follows.

(in millions)	2023	2022
Balance, beginning of period	$33	$35
Provision for expected credit losses	3	(2)
Write-offs charged against the allowance	(3)	—
Recoveries of amounts previously written off	3	4
Foreign exchange and other	(3)	(3)
Balance, end of period	$33	$34

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
Bausch + Lomb Acquisition of XIIDRA®
On June 30, 2023, a wholly owned subsidiary of Bausch + Lomb, Bausch + Lomb Ireland Limited, entered into a Stock and Asset Purchase Agreement (the “Acquisition Agreement”) with Novartis Pharma AG and Novartis Finance Corporation (together with Novartis Pharma AG, “Novartis”) and, solely for purposes of guaranteeing certain obligations of the acquiring entity under the Acquisition Agreement, Bausch + Lomb, to acquire XIIDRA® (lifitegrast ophthalmic solution) and certain other ophthalmology assets (the “XIIDRA Acquisition”).
On September 29, 2023, under the terms of the Acquisition Agreement, Bausch + Lomb, through its affiliate, consummated the XIIDRA Acquisition for: (i) an upfront cash payment of $1,750 million, (ii) the assumption of certain pre-existing milestone payments and (iii) potential future milestone obligations of up to $750 million, as discussed below. The strategic XIIDRA Acquisition is expected to complement Bausch + Lomb’s existing dry eye franchise that includes eye and contact lens drops from Bausch + Lomb’s consumer brand franchises and novel treatments within its pharmaceutical business such as MIEBO™ (perfluorohexyloctane ophthalmic solution). The assets acquired and liabilities assumed are included within Bausch + Lomb’s Pharmaceuticals business.
The XIIDRA Acquisition has been accounted for as a business combination under the acquisition method of accounting. The estimated aggregate acquisition consideration of approximately $1,753 million is calculated as follows:

(in millions)
Cash consideration paid to Novartis at closing, per the Acquisition Agreement	$1,750
Estimated fair value of contingent consideration	3
Preliminary aggregate purchase consideration	$1,753
The upfront cash payment of $1,750 million was paid on September 29, 2023, using the proceeds received from the issuance of the B+L October 2028 Secured Notes and the establishment of the B+L September 2028 Term Facility, each as defined and further discussed in Note 10, “FINANCING ARRANGEMENTS”.
Contingent consideration included as part of the consideration relates to potential future milestone obligations of up to $750 million, including: (i) up to $475 million in cash payable upon the achievement of specified commercialization and sales milestones for certain pipeline products and (ii) up to $275 million in cash payable upon the achievement of specified sales milestones for XIIDRA®. The fair value of the contingent consideration recognized on the acquisition date of $3 million was estimated by using the inputs disclosed in Note 6, “FAIR VALUE MEASUREMENTS”. Bausch + Lomb reassesses its acquisition-related contingent consideration liabilities each quarter for changes in fair value.
Assets Acquired and Liabilities Assumed
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the XIIDRA Acquisition as of the acquisition date:

(in millions)
Intangible assets, net	$1,595
Prepaid expenses and other current assets	167
Accrued and other current liabilities	(1)
Other non-current liabilities	(31)
Total identifiable net assets	1,730
Goodwill	23
Total fair value of consideration transferred	$1,753

The fair value of the identifiable intangible assets is determined primarily using the “income approach,” which requires a forecast of the expected future cash flows. The intangible assets acquired, as well as their fair values and estimated useful life consist of the following:

(in millions)	Fair Value	Estimated Useful Life (In Years)
Product brands	$1,590	8.75
Acquired in-process research and development intangible asset	5	N/A
Total Intangible assets, net	$1,595
Prepaid expenses and other current assets associated with the XIIDRA Acquisition represent the terms of an interim contract to purchase inventory, as embedded within the agreements associated with the XIIDRA Acquisition. The favorable contract will be released to Cost of goods sold (excluding amortization and impairments of intangible assets) as Bausch + Lomb acquires inventory from Novartis. The balance of this favorable contract will be fully released to the Condensed Consolidated Statements of Operations over an assumed inventory turnover cycle of approximately two years.
Other non-current liabilities associated with the XIIDRA Acquisition represent the fair value of the historical contingent consideration liability assumed from Novartis by Bausch + Lomb as a part of the acquisition. The fair value of the assumed contingent consideration recognized on the acquisition date was $31 million and was estimated by using a discount rate of 11%.

Goodwill associated with the XIIDRA Acquisition represents the workforce acquired as well as future operating efficiencies and cost savings. Substantially all of the goodwill associated with the XIIDRA Acquisition is deductible for income tax purposes.

The valuation of assets acquired and liabilities assumed, as part of the XIIDRA Acquisition, has not been finalized as of September 30, 2023. The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary valuations. The primary areas that could be subject to change relate to the finalization of the valuation of intangible assets, prepaid expenses and other current assets, other non-current liabilities and Goodwill. Bausch + Lomb will finalize these amounts no later than one year from the acquisition date.
Revenue and Operating Results
Revenues and operating results associated with the XIIDRA Acquisition from the date of acquisition through September 30, 2023 were not material.
Pro Forma Financial Information
The following table presents the unaudited pro forma condensed combined results of the Company and the acquired assets for the three and nine months ended September 30, 2023 and 2022 as if the XIIDRA Acquisition, and the related financing had occurred on January 1, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenues	$2,302	$2,155	$6,598	$6,273
Net (loss) income	$(466)	$355	$(783)	$(42)
Net (loss) income attributable to Bausch Health Companies Inc.	$(448)	$332	$(732)	$(49)
The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and the acquired assets. In order to reflect the occurrence of the acquisition on January 1, 2022 as required, the unaudited pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on (i) the current preliminary fair values of the identifiable intangible assets acquired, (ii) the incremental cost of products sold related to the fair value adjustments associated with the terms of an interim contract to purchase inventory, as embedded within the agreements associated with the XIIDRA Acquisition, (iii) the elimination of historical impairments and accretion expenses related to historical contingent considerations recorded by Novartis, (iv) the recording of new/assumed contingent consideration accretion expense, (v) the additional interest expense associated with the issuance of debt to finance the acquisition and (vi) the tax impact of each of the aforementioned adjustments.
Included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 are: (i) acquisition-related transaction costs, included within Other expense, net, of $14 million, which are directly related to the XIIDRA Acquisition, and include expenditures for representation and warranty insurance premiums, legal, valuation, accounting and other similar professional services and (ii) acquisition-related financing costs, included within Interest expense, of $16 million, which are directly related to the XIIDRA Acquisition, and include expenditures for certain upfront financing commitment costs related to debt financing commitments in place prior to the XIIDRA Acquisition, the issuance of the B+L October 2028 Secured Notes and the establishment of the B+L September 2028 Term Facility, each as defined and further discussed in Note 10, “FINANCING ARRANGEMENTS”. These acquisition-related transaction and financing costs are reflected in pro forma Net (loss) income attributable to Bausch Health Companies Inc., in the table above, for the nine months ended September 30, 2022.
The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been, had the XIIDRA Acquisition been completed on January 1, 2022. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.
Acquisition of Blink® Product Line
On July 6, 2023, Bausch + Lomb announced that it had consummated a transaction with Johnson & Johnson Vision, pursuant to which Bausch + Lomb, through an affiliate, acquired the Blink® product line of eye and contact lens drops, which consists of Blink® Tears Lubricating Eye Drops, Blink® Tears Preservative Free Lubricating Eye Drops, Blink GelTears® Lubricating Eye Drops, Blink® Triple Care Lubricating Eye Drops, Blink Contacts® Lubricating Eye Drops and Blink-N-Clean® Lens Drops. This acquisition was made by Bausch + Lomb to continue to grow its global over-the-counter business. Under the terms of the purchase agreement, Bausch + Lomb, through an affiliate, acquired the Blink® product line of eye and contact lens drops for an upfront cash payment of $107 million, which was paid on the closing of the transaction in early July 2023. The acquired assets are included within Bausch + Lomb's Vision Care business.
Bausch + Lomb accounted for the transaction as an asset acquisition. The acquired assets consist of inventory and intangible assets. The intangible assets acquired, their fair values and estimated useful lives consist of the following:

(in millions)	Fair Value	Estimated Useful Life (In Years)
Corporate brands	$72	12
Product brands	12	10
Technology and other	6	9
Total Intangible assets, net	$90
Acquisition of AcuFocus
On January 17, 2023, Bausch + Lomb acquired AcuFocus, Inc., an ophthalmic medical device company, for an upfront payment of $35 million, $31 million of which was paid in January 2023, with the remaining purchase price to be paid within 18 months following the date of the transaction, less any amounts that are the subject of any indemnification claims. The acquisition was made to acquire certain small aperture intraocular technology for the treatment of certain cataract conditions. Additional contingent payments may be payable upon achievement of future sales milestones. Bausch + Lomb recorded an initial acquisition-related contingent consideration liability of approximately $5 million.
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
The Company incurred $37 million and $28 million of restructuring and integration costs during the nine months ended September 30, 2023 and 2022, respectively.
Separation Costs, Separation-related Costs, IPO Costs and IPO-related Costs
The Company has incurred, and will incur, costs associated with activities relating to the B+L Separation. In 2022, the Company also incurred costs associated with activities relating to the then planned initial public offering of its aesthetic medical device business, Solta Medical (the “Solta IPO”), which was suspended in June 2022. These B+L Separation and Solta IPO activities include: (i) separating the Bausch + Lomb and, in 2022, Solta Medical businesses from the remainder of the Company, (ii) completing the B+L IPO and, in 2022, preparing for the suspended Solta IPO and (iii) the actions necessary for Bausch + Lomb to become an independent publicly traded entity. Separation and IPO costs are incremental costs directly related to the B+L Separation and, in 2022, the suspended Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for Bausch + Lomb. Included in Restructuring, integration, separation and IPO costs for the nine months ended September 30, 2023 and 2022 are separation and IPO costs of $3 million and $30 million, respectively.
The Company has incurred, and expects to continue to incur, incremental costs with respect to the B+L Separation. During 2022, the Company also incurred incremental costs indirectly related to the suspended Solta IPO. These separation-related and IPO-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs, (iii) costs associated with facility relocation and/or modification and (iv) research and development costs. Included in Selling, general and administrative expenses for the nine months ended September 30, 2023 and 2022 are separation-related and IPO-related costs of $18 million and $84 million, respectively.
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

	September 30, 2023				December 31, 2022
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$265	$259	$6	$—	$94	$85	$9	$—
Restricted cash	$20	$20	$—	$—	$27	$27	$—	$—
Foreign currency exchange contracts	$2	$—	$2	$—	$6	$—	$6	$—
Liabilities:
Acquisition-related contingent consideration	$299	$—	$—	$299	$241	$—	$—	$241
Cross-currency swaps	$44	$—	$44	$—	$39	$—	$39	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$4	$—	$4	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of September 30, 2023 includes $360 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
There were no transfers into or out of Level 3 assets or liabilities during the nine months ended September 30, 2023.

Cross-currency Swaps
During the third quarter of 2022, Bausch + Lomb entered into cross-currency swaps, with aggregate notional amounts of $1,000 million, to mitigate fluctuation in the value of a portion of its euro-denominated net investment from fluctuation in exchange rates. The euro-denominated net investment being hedged is Bausch + Lomb’s investment in certain Bausch + Lomb euro-denominated subsidiaries. Bausch + Lomb’s cross-currency swaps qualify for and have been designated as a hedge of the foreign currency exposure of a net investment in a foreign operation and are remeasured at each reporting date to reflect changes in their fair values.
The assets and liabilities associated with Bausch + Lomb’s cross-currency swaps as included in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 are as follows:

(in millions)	September 30, 2023	December 31, 2022
Other non-current liabilities	$47	$45
Prepaid expenses and other current assets	$3	$6
Net fair value	$44	$39
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Income (loss) and the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Gain (loss) recognized in Other comprehensive loss	$21	$11	$(2)	$11
Gain excluded from assessment of hedge effectiveness	$3	$3	$10	$3
Location of gain of excluded component	Interest Expense		Interest Expense
No portion of the cross-currency swaps were ineffective for the nine months ended September 30, 2023. During the nine months ended September 30, 2023 and 2022, the Company received $13 million and $0, respectively, in interest settlements, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company’s foreign currency exchange contracts are remeasured at each reporting date to reflect changes in their fair values determined using forward rates, which are observable market inputs, multiplied by the notional amount. The Company’s foreign currency exchange contracts are economically hedging the foreign exchange exposure on certain of the Company’s intercompany balances. As of September 30, 2023, the Company’s outstanding foreign currency exchange contracts had an aggregate notional amount of $429 million.

The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 are as follows:

(in millions)	September 30, 2023	December 31, 2022
Accrued and other current liabilities	$(1)	$(4)
Prepaid expenses and other current assets	$2	$6
Net fair value	$1	$2
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Gain (loss) related to changes in fair value	$(3)	$7	$(2)	$(3)
Gain (loss) related to settlements	$(6)	$(18)	$(2)	$(21)
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At September 30, 2023, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 28%, and a weighted average risk-adjusted discount rate of 9%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at September 30, 2023.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2023 and 2022:

	September 30,
(in millions)	2023		2022
Balance, beginning of period		$241		$241
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$13		$12
Fair value adjustments due to changes in estimates of other future payments	27		(10)
Acquisition-related contingent consideration		40		2
Acquisitions		39		—
Payments/Settlements		(22)		(19)
Foreign currency translation adjustment included in Other comprehensive loss		1		—
Balance, end of period		299		224
Current portion included in Accrued and other current liabilities		52		35
Non-current portion		$247		$189
Fair Value of Long-term Debt
The fair value of long-term debt as of September 30, 2023 and December 31, 2022 was $15,661 million and $14,011 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.INVENTORIES
Inventories, net consist of:

(in millions)	September 30, 2023	December 31, 2022
Raw materials	$419	$326
Work in process	112	98
Finished goods	741	666
	$1,272	$1,090
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	September 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$22,537	$(17,954)	$4,583	$20,840	$(17,196)	$3,644
Corporate brands	977	(609)	368	899	(542)	357
Product rights/patents	3,317	(3,256)	61	3,347	(3,251)	96
Partner relationships	149	(149)	—	149	(149)	—
Technology and other	209	(196)	13	201	(196)	5
Total finite-lived intangible assets	27,189	(22,164)	5,025	25,436	(21,334)	4,102
Acquired IPR&D	5	—	5	—	—	—
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$28,892	$(22,164)	$6,728	$27,134	$(21,334)	$5,800
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
Asset impairments for the three and nine months ended September 30, 2023, were $4 million and $54 million, respectively. Asset impairments for the nine months ended September 30, 2023, primarily related to: (i) $37 million related to the Company’s Uceris® Foam product, as discussed below, (ii) $8 million, in aggregate, attributable to certain trade names no longer in use and (iii) $9 million related to the discontinuance of certain product lines.
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
Asset impairments for the three and nine months ended September 30, 2022, were $1 million and $15 million, respectively, primarily related to discontinuances and decreases in the forecasted sales of certain product lines.

Xifaxan® intangible assets included in the unaudited Condensed Consolidated Balance Sheets had a carrying value of $2,289 million and an estimated remaining useful life of 51 months as of September 30, 2023. On August 10, 2022, a court held, among other matters, that certain U.S. patents protecting the composition and use of Xifaxan® for treating inflammatory bowel syndrome with diarrhea (“IBS-D”) were invalid (the “Norwich Legal Decision”). On August 16, 2022, the Company appealed the Norwich Legal Decision and intends to vigorously defend its Xifaxan® intellectual property. See “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS” for details of this litigation matter and the Company’s response.
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
From September 30, 2022 through the third quarter of 2023 there were no material changes to the facts and circumstances of the Norwich Legal Decision or to actual or expected business performance for Xifaxan®. Based on these factors, no impairment to the carrying value of the Xifaxan® finite-lived intangible assets was identified as of September 30, 2023. The Company also determined that no change to the remaining useful lives of its Xifaxan® finite-lived intangible assets was required.
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
Estimated amortization expense of finite-lived intangible assets for the remainder of 2023 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter	Total
Amortization	$281	$1,072	$993	$868	$830	$233	$748	$5,025
Goodwill
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2023 and the year ended December 31, 2022 were as follows:

(in millions)	Bausch + Lomb	Salix	International	Dermatology	Solta Medical	Diversified	Total
Balance, January 1, 2022	$5,318	$3,159	$825	$798	$—	$2,357	$12,457
Realignment of segment goodwill	—	—	—	(798)	115	683	—
Additions	5	—	—	—	—	—	5
Impairment	—	—	—	—	—	(824)	(824)
Foreign exchange and other	(77)	—	(36)	—	—	22	(91)
Balance, December 31, 2022	5,246	3,159	789	—	115	2,238	11,547
Additions	31	—	—	—	—	—	31
Impairments	—	—	—	—	—	(402)	(402)
Foreign exchange and other	(15)	—	22	—	—	4	11
Balance, September 30, 2023	$5,262	$3,159	$811	$—	$115	$1,840	$11,187
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
2022 Annual Impairment Test
The Company’s annual goodwill impairment test as of October 1, 2022, included performing separate quantitative fair value tests for the Neurology reporting unit and the Vision Care, Surgical and Pharmaceuticals reporting units of the Bausch + Lomb segment. For its remaining reporting units, the Company conducted its annual goodwill impairment test as of October 1, 2022, by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2022, management believed that, it was more likely than not that the carrying amounts of its remaining reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test for those reporting units was not required.
Neurology
The Neurology reporting unit operates in the United States, where shifting market dynamics, including changes in payer demands, health care legislation, and other regulations are contributing to increasing pressure for the reduction of healthcare costs, through both pricing of pharmaceutical products and/or directing patients to lower cost unbranded generic products. The nature of the Neurology reporting unit’s product portfolio, which includes branded generic pharmaceuticals, is by its nature impacted by these changing market dynamics. As a result, the Company has begun taking steps to: (i) reassess its pricing strategies, (ii) re-evaluate its marketing and promotional efforts and (iii) reduce its cost structure, and has revised its long-term forecasts for the Neurology reporting unit to reflect these developments.
The quantitative fair value test for the Neurology reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2022 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of -2.5% and a discount rate of 10.25% in the estimation of the reporting unit’s fair value. As a result of the revisions to its long-term expectations for these and other factors, goodwill for the Neurology reporting unit was impaired during the Company’s most recent annual impairment test reflecting its best estimate at that time of the outlook and risks of this business. Based on the quantitative fair value test, the carrying value of the Neurology reporting unit exceeded its fair value as of October 1, 2022, and the Company recognized a goodwill impairment of $622 million. As of December 31, 2022, the Neurology reporting unit had remaining goodwill of $1,439 million.
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
2023 Interim Assessment
Dermatology
Through the nine months ended September 30, 2023, the Dermatology reporting unit performed largely in line with the forecast used in its last quantitative fair value test (September 30, 2022). During the third quarter of 2023, as a result of lower realized pricing attributable to shifts in the coverage mix for certain products, discontinuation of certain products as a result of the impact of recent legislation, and revised expectations of future selling, advertising, and promotion costs required to mitigate further revenue erosion, the Company’s preliminary assessment of future business performance indicated that the reporting unit’s future financial results were expected to be below the assumptions used in the last quantitative fair value test. After considering the limited headroom as a result of the impairment to goodwill of the Dermatology reporting unit when last tested (September 30, 2022), the Company determined that these changes in facts and circumstances, as well as increases in market interest rates during the three months ended September 30, 2023, suggested that the fair value of the Dermatology reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test utilized the Company’s most recent cash flow projections for the Dermatology reporting unit as revised in the third quarter of 2023 which reflected current market conditions and current trends in business performance. The quantitative fair value test utilized a long-term growth rate of 0.0% and a discount rate of 10.75%. Based on the quantitative fair value test, the carrying value of the Dermatology reporting unit exceeded its fair value at September 30, 2023, and the Company recognized a goodwill impairment of $151 million for the three months ended September 30, 2023. As of September 30, 2023, the Dermatology reporting unit had remaining goodwill of $329 million.
Neurology
Through the nine months ended September 30, 2023, the Neurology reporting unit performed largely in line with the forecast used in its last quantitative fair value test (October 1, 2022). During the third quarter of 2023, as a result of actions taken by management in response to changing market dynamics driven by recent legislation, changes to the future expected commercial insurance coverage for certain key products, and a projected shift in the channels of business, the Company’s preliminary assessment of future business performance indicated that the reporting unit’s future financial results were expected to be below the assumptions used in the last quantitative fair value test. After considering the limited headroom as a result of the impairment to goodwill of the Neurology reporting unit when last tested (October 1, 2022), the Company determined that these changes in facts and circumstances, as well as increases in market interest rates during the three months ended September 30, 2023, suggested that the fair value of the Neurology reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test for the Neurology reporting unit utilized the most recent cash flow projections for the Neurology reporting unit as revised in the third quarter of 2023 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of -2.5% and a discount rate of 10.50%. Based on the quantitative fair value test, the carrying value of the Neurology reporting unit exceeded its fair value at September 30, 2023, and the Company recognized a goodwill impairment of $251 million for the three months ended September 30, 2023. As of September 30, 2023, the Neurology reporting unit had remaining goodwill of $1,192 million.
Other Reporting Units
No other events occurred or circumstances changed during the period of October 1, 2022 (the last time goodwill was tested for all other reporting units) through September 30, 2023 that would indicate that the fair value of any reporting unit, other than the Dermatology and Neurology reporting units, might be below its carrying value.
Accumulated goodwill impairment charges through September 30, 2023 were $5,406 million.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	September 30, 2023	December 31, 2022
Product rebates	$1,030	$983
Product returns	383	427
Legal matters and related fees	348	326
Employee compensation and benefit costs	302	300
Interest	221	208
Income taxes payable	70	30
Other	765	714
	$3,119	$2,988

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		September 30, 2023		December 31, 2022
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2022 Amended Credit Agreement
2027 Revolving Credit Facility	February 2027	$—	$—	$470	$470
February 2027 Term Loan B Facility	February 2027	2,343	2,308	2,437	2,392
AR Credit Facility	January 2028	350	350	—	—
B+L Credit Facilities
B+L Revolving Credit Facility	May 2027	175	175	—	—
B+L May 2027 Term Loan B Facility	May 2027	2,469	2,429	2,488	2,439
B+L September 2028 Term Loan B Facility	September 2028	500	488	—	—
Senior Secured Notes:
5.50% Secured Notes	November 2025	1,680	1,674	1,680	1,672
6.125% Secured Notes	February 2027	1,000	989	1,000	987
5.75% Secured Notes	August 2027	500	496	500	496
4.875% Secured Notes	June 2028	1,600	1,585	1,600	1,583
11.00% First Lien Secured Notes	September 2028	1,774	2,740	1,774	2,826
14.00% Second Lien Secured Notes	October 2030	352	687	352	711
B+L Senior Secured Notes:
B+L 8.375% Secured Notes	October 2028	1,400	1,376	—	—
9.00% Intermediate Holdco Secured Notes	January 2028	999	1,358	999	1,423
Senior Unsecured Notes:
9.00%	December 2025	959	953	959	951
9.25%	April 2026	741	738	741	737
8.50%	January 2027	643	644	643	644
7.00%	January 2028	171	171	171	170
5.00%	January 2028	433	430	433	429
6.25%	February 2029	821	814	821	813
5.00%	February 2029	452	448	452	448
7.25%	May 2029	337	334	337	334
5.25%	January 2030	779	772	779	771
5.25%	February 2031	462	459	462	458
Other	Various	12	12	12	12
Total long-term debt and other		$20,952	22,430	$19,110	20,766
Less: Current portion of long-term debt and other			536		432
Non-current portion of long-term debt			$21,894		$20,334
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

transfer and sell certain assets; and engage in transactions with affiliates. As of September 30, 2023, the amount available for restricted payments under the “builder basket” in the Company’s most restrictive indentures (as defined by those indentures) was approximately $9,900 million (although such availability is subject to the Company’s compliance with a 2.00:1.00 fixed charge coverage ratio). The 2027 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that, requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
As of September 30, 2023, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
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
The secured notes issued in the Exchange Offer consist of: (i) $1,774 million in aggregate principal amount of new 11.00% First Lien Secured Notes due 2028 (the “11.00% First Lien Secured Notes”) issued by the Company, (ii) $352 million in aggregate principal amount of new 14.00% Second Lien Secured Notes due 2030 (the “14.00% Second Lien Secured Notes” and, together with the 11.00% First Lien Secured Notes, the “New BHC Secured Notes”) issued by the Company and (iii) $999 million in aggregate principal amount of new 9.00% Senior Secured Notes due 2028 (the “9.00% Intermediate Holdco Secured Notes” and, together with the New BHC Secured Notes, the “New Secured Notes”) issued by 1375209 B.C. Ltd. (“Intermediate Holdco”), an existing indirect wholly-owned unrestricted subsidiary of the Company that held 38.5% of the issued and outstanding common shares of Bausch + Lomb as of September 30, 2023.
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
The premium recorded on the New Secured Notes was $1,835 million, which will be reduced as contractual interest payments are made on the New Secured Notes. During the three and nine months ended September 30, 2023, the Company made contractual interest payments of $45 million and $200 million, respectively, related to the New Secured Notes, of which $40 million and $174 million, respectively, was recorded as a reduction of the premium.
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
Senior Secured Credit Facilities under the 2022 Amended Credit Agreement
On May 10, 2022, the Company and certain of its subsidiaries as guarantors entered into a Second Amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit and Guaranty Agreement (as amended by the Second Amendment, the “2022 Amended Credit Agreement”). The 2022 Amended Credit Agreement provides for a new term loan facility with an aggregate principal amount of $2,500 million (the “2027 Term Loan B Facility”) maturing on February 1, 2027 and a new revolving credit facility of $975 million (the “2027 Revolving Credit Facility”) that will mature on the earlier of February 1, 2027 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and Bausch Health Americas, Inc. (“BHA”) in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2027 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or Euros. After giving effect to the Second Amendment, the 2023 Revolving Credit Facility, June 2025 Term Loan B Facility and November 2025 Term Loan B Facility were refinanced (such refinancing, the “Credit Agreement Refinancing”), along with certain of the Company’s existing senior notes, using net proceeds from the borrowings under the 2027 Term Loan B Facility, the B+L IPO and the B+L Debt Financing (as defined below) and available cash on hand. As of September 30, 2023, the Company had no outstanding borrowings and had $23 million of issued and outstanding letters of credit on the 2027 Revolving Credit Facility.
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
The amortization rate for the 2027 Term Loan B Facility is 5.00% per annum, or $125 million, payable in quarterly installments beginning on September 30, 2022. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2023, the remaining mandatory quarterly amortization payments for the 2027 Term Loan B Facility were $406 million through December 2026.

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
Accounts Receivable Credit Facility
On June 30, 2023, certain subsidiaries of the Company entered into a Credit and Security Agreement (as amended, the “AR Facility Agreement”) with certain third-party lenders, providing for a non-recourse financing facility collateralized by certain accounts receivable originated by a wholly-owned subsidiary of the Company (the “AR Credit Facility”). The AR Facility Agreement provides for an up to $600 million facility, subject to certain borrowing base tests. Under the AR Credit Facility, a special purpose entity (the “Borrower”), as the borrower, purchases accounts receivable originated by a wholly-owned subsidiary of the Company, which collateralize borrowings under the AR Credit Facility. The Borrower is a bankruptcy remote entity that is unrestricted under the Company’s debt covenants, and which is consolidated by the Company. Borrowings under the AR Credit Facility are for general corporate purposes.
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
As of September 30, 2023, there were $350 million of outstanding borrowings under the AR Credit Facility at an all-in interest rate of 11.98%.

Fees incurred with the lenders, their affiliates and other third parties of approximately $20 million associated with the AR Credit Facility were capitalized as deferred financing costs and will be amortized as Interest expense over the term of the AR Facility Agreement.
Senior Secured Credit Facilities under the B+L Credit Agreement
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “B+L Credit Agreement”, and the credit facilities thereunder, the “B+L Credit Facilities”). Prior to the September 2023 Credit Facility Amendment (as defined below), the Credit Agreement provided for a term loan of $2,500 million with a five-year term to maturity (the “B+L May 2027 Term Loan B Facility”) and a five-year revolving credit facility of $500 million (the “B+L Revolving Credit Facility”).

On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility secured on a pari passu basis with its existing B+L May 2027 Term Loan B Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “September 2023 Credit Facility Amendment”) to Bausch + Lomb’s existing Credit Agreement (the Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the “B+L Amended Credit Agreement”) and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the “B+L September 2028 Term Loan B Facility”) and, together with the B+L May 2027 Term Loan B Facility and the B+L Revolving Credit Facility, the “B+L Senior Secured Credit Facilities”). A portion of the proceeds from the B+L September 2028 Term Loan B Facility and B+L October 2028 Secured Notes (as defined below) were used to finance the $1,750 million upfront payment related to the XIIDRA Acquisition (as discussed further in Note 4, “LICENSING AGREEMENTS AND ACQUISITIONS”) and related acquisition and financing costs.
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L May 2027 Term Loan B Facility and B+L September 2028 Term Loan B Facility are denominated in U.S. dollars, and borrowings under the B+L Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of September 30, 2023, the B+L Revolving Credit Facility had $175 million of outstanding borrowings, $25 million of issued and outstanding letters of credit and $300 million of remaining availability.
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
Borrowings under the B+L Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term Secured Overnight Financing Rate (“SOFR”)-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a Canadian Dollar Offered Rate (“CDOR”) or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to Sterling Overnight Index Average (“SONIA”) (provided, however, that the term SOFR-based rate, CDOR, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate and the Canadian dollar prime rate shall be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based borrowings under the Revolving Credit Facility are subject to a credit spread adjustment of 0.10%.
The applicable interest rate margins for borrowings under the B+L Revolving Credit Facility are: (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after: (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s, Moody’s and Fitch and (y) the B+L May 2027 Term Loan B Facility and B+L September 2028 Term Loan B Facility have been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s debt rating. The stated rate of interest for borrowings under the Revolving Credit Facility at September 30, 2023 ranges from 7.67% to 7.68% per annum. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the B+L Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the B+L Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the B+L May 2027 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the B+L May 2027 Term Loan B Facility at September 30, 2023 was 8.76% per annum.
Borrowings under the B+L September 2028 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the B+L September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the B+L September 2028 Term Loan B Facility as of September 30, 2023 was 9.32% per annum.
Subject to certain exceptions and customary baskets set forth in the B+L Amended Credit Agreement, Bausch + Lomb is required to make mandatory prepayments of the loans under the B+L May 2027 Term Loan B Facility and B+L September 2028 Term Loan B Facility under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the B+L Amended Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the B+L Amended Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the B+L May 2027 Term Loan B Facility is 1.00% per annum, or $25 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2023, the remaining mandatory quarterly amortization payments for the B+L May 2027 Term Loan B Facility were $88 million through March 2027, with the remaining term loan balance being due in May 2027.
The amortization rate for the B+L September 2028 Term Loan B Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2023, the remaining mandatory quarterly amortization payments for the B+L September 2028 Term Loan B Facility were $24 million through June 2028, with the remaining term loan balance being due in September 2028.
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
The 9.00% Intermediate Holdco Secured Notes are general senior secured obligations of Intermediate Holdco and secured by first priority liens (subject to permitted liens and certain other exceptions) on substantially all of the assets of Intermediate Holdco, which as of September 30, 2023 were comprised of 38.5% of the issued and outstanding common shares of Bausch + Lomb. The 9.00% Intermediate Holdco Secured Notes and Intermediate Holdco’s other obligations under the indenture governing such notes are not obligations or responsibilities of, or guaranteed by, the Company, Bausch + Lomb or any of their respective affiliates or subsidiaries (other than the issuer Intermediate Holdco). The sole recourse of the holders of the 9.00% Intermediate Holdco Secured Notes under the 9.00% Intermediate Holdco Secured Notes and the indenture governing such notes is limited to Intermediate Holdco and its assets.
B+L 8.375% Senior Secured Notes due 2028 - September 2023 Financing
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “B+L October 2028 Secured Notes”). A portion of the proceeds from the B+L October 2028 Secured Notes, along with the proceeds of September 2028 Term Loan B Facility, were used to finance the $1,750 million upfront payment related to the acquisition of XIIDRA® and certain other ophthalmology assets from Novartis (as discussed further in Note 4, “LICENSING AGREEMENTS AND ACQUISITIONS”) and related acquisition and financing costs. The B+L October 2028 Secured Notes accrue interest at a rate of 8.375% per year, payable semi-annually in arrears on each April 1 and October 1, commencing on April 1, 2024.
The B+L October 2028 Secured Notes are guaranteed by each of Bausch + Lomb’s subsidiaries that is a guarantor under the B+L Amended Credit Agreement (the “Note Guarantors”). The B+L October 2028 Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure Bausch + Lomb’s obligations under the B+L Amended Credit Agreement under the terms of the indentures governing the B+L October 2028 Secured Notes.
The B+L October 2028 Secured Notes and the guarantees related thereto rank equally in right of repayment with all of Bausch + Lomb’s and Note Guarantors’ respective existing and future unsubordinated indebtedness and senior to Bausch + Lomb’s and Note Guarantors’ respective future subordinated indebtedness. The Senior Secured Notes and the guarantees related thereto are effectively pari passu with Bausch + Lomb’s and the Note Guarantors’ respective existing and future indebtedness secured by a first priority lien on the collateral securing the B+L October 2028 Secured Notes and effectively senior to Bausch + Lomb’s and the Note Guarantors’ respective existing and future indebtedness that is unsecured, or that is secured by junior liens, in each case to the extent of the value of the collateral. In addition, the B+L October 2028 Secured Notes are structurally subordinated to: (i) all liabilities of any of Bausch + Lomb’s subsidiaries that do not guarantee the B+L Senior Secured Notes and (ii) any of Bausch + Lomb’s debt that is secured by assets that are not collateral.

Upon the occurrence of a change in control (as defined in the indentures governing the B+L October 2028 Secured Notes), unless Bausch + Lomb has exercised its right to redeem all of the notes of a series, holders of the B+L October 2028 Secured Notes may require Bausch + Lomb to repurchase such holder’s notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, but not including, the date of purchase.
The B+L October 2028 Secured Notes are redeemable at the option of Bausch + Lomb, in whole or in part, at any time on or after October 1, 2025, at the redemption prices set forth in the indenture. Prior to October 1, 2025, Bausch + Lomb may redeem the B+L October 2028 Secured Notes in whole or in part at a redemption price equal to the principal amount of the Notes redeemed plus a make-whole premium. Prior to October 1, 2025, Bausch + Lomb may, on any one or more occasions redeem up to 40% of the aggregate principal amount of the October 2028 Secured Notes at a redemption price of 108.375% of the principal amount thereof, redeemed plus accrued and unpaid interest to, but not including, the date of redemption with the proceeds of one of more equity offerings.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of September 30, 2023 and December 31, 2022 was 8.05% and 7.74%, respectively. Due to the accounting treatment for the New Secured Notes, interest expense in the Company’s financial statements for 2023 and in future periods will not be representative of the weighted average stated rate of interest.
Gain (Loss) on Extinguishment of Debt
In September 2022, the Company completed the Exchange Offer and recorded a net gain of $570 million as described above.
In June 2022, the Company repurchased and retired outstanding Senior Unsecured Notes with an aggregate par value of $481 million in the open market, for an aggregate cost of $300 million. In connection with these repurchases, the Company recognized a gain of $176 million on extinguishment of debt which represents the differences between the amounts paid to settle the extinguished debt and its carrying value.
In June 2022, in connection with the (i) repayment of the June 2025 Term Loan B Facility, the November 2025 Term Loan B Facility and the 2023 Revolving Credit Facility and (ii) redemption of April 2025 Unsecured Notes, the Company incurred a loss on extinguishment of debt of $63 million, representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value.
Maturities
The Company may, from time to time, purchase outstanding debt for cash in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, future liquidity requirements, contractual restrictions and other factors.

Maturities of debt obligations for the remainder of 2023, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2023	$39
2024	155
2025	2,794
2026	896
2027	6,648
2028	7,218
Thereafter	3,202
Total debt obligations	20,952
Unamortized premiums, discounts and issuance costs	1,478
Total long-term debt and other	$22,430
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
Approximately 18,238,000 common shares were available for future grants under the Amended and Restated 2014 Plan as of September 30, 2023. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
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
Approximately 18,900,000 Bausch + Lomb common shares were available for future grants as of September 30, 2023. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
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
The following table summarizes the components and classification of the Company’s share-based compensation expenses related to stock options and RSUs for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Stock options	$4	$3	$14	$10
RSUs	25	30	89	81
	$29	$33	$103	$91

Research and development expenses	$3	$3	$8	$9
Selling, general and administrative expenses	26	30	95	82
	$29	$33	$103	$91

Share-based awards granted for the nine months ended September 30, 2023 and 2022 consist of:

	2023	2022
Bausch Health Share-Based Awards
Stock options
Granted	999,000	2,570,000
Weighted-average exercise price	$9.25	$23.95
Weighted-average grant date fair value	$4.87	$6.60
Time-based RSUs
Granted	4,881,000	6,151,000
Weighted-average grant date fair value	$9.02	$11.76
Adjusted Operating Cash Flow performance-based RSUs
Granted	647,000	—
Weighted-average grant date fair value	$10.57	$—
ROTC performance-based RSUs
Granted	—	369,000
Weighted-average grant date fair value	$—	$9.40
Bausch+ Lomb Share-Based Awards
Stock options
Granted	3,453,000	6,455,000
Weighted-average exercise price	$18.21	$18.00
Weighted-average grant date fair value	$5.33	$4.55
RSUs
Granted	3,165,000	4,205,000
Weighted-average grant date fair value	$17.97	$17.22
TSR performance-based RSUs
Granted	1,175,000	—
Weighted-average grant date fair value	$27.65	$—
Organic Revenue Growth performance-based RSUs
Granted	142,000	—
Weighted-average grant date fair value	$17.96	$—
As of September 30, 2023, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $166 million, which will be amortized over a weighted-average period of 2.03 years.
As of September 30, 2023, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs under the B+L Plan amounted to $101 million, which will be amortized over a weighted-average period of 2.23 years.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	September 30, 2023	December 31, 2022
Foreign currency translation adjustment	$(2,031)	$(2,038)
Pension adjustment, net of tax	(20)	(18)
	$(2,051)	$(2,056)
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
13.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Product related research and development	$146	$125	$430	$366
Quality assurance	7	8	22	21
	$153	$133	$452	$387
14.OTHER EXPENSE, NET
Other expense, net consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Litigation and other matters	$24	$—	$(55)	$7
Acquisition-related contingent consideration	26	4	40	2
Gain on sale of assets, net	(5)	—	(4)	(3)
Acquired in-process research and development costs	—	—	—	1
Acquisition-related transaction costs	15	—	18	—
Other, net	—	—	1	(1)
	$60	$4	$—	$6
For the nine months ended September 30, 2023, Litigation and other matters primarily related to insurance recoveries regarding certain litigation matters.
Acquisition-related contingent consideration for the nine months ended September 30, 2023, reflects adjustments for changes in estimates in the timing and amounts of the future royalty and milestone payments related to certain branded products.
Acquisition-related transaction costs for the nine months ended September 30, 2023, primarily related to transaction costs attributable to the acquisitions of XIIDRA® and the Blink® Product line by Bausch + Lomb.
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
Provision for income taxes for the nine months ended September 30, 2023 was $181 million and included: (i) $90 million of income tax provision for the Company’s ordinary loss for the nine months ended September 30, 2023 and (ii) $91 million of net income tax provision for discrete items, which includes: (a) $41 million of net income tax expense related to final and potential settlements of various tax audits in the nine months ended September 30, 2023, (b) $27 million of income tax expense related to changes in uncertain tax positions, (c) $18 million of income tax expense associated with the establishment of a valuation allowance against deferred tax assets of B+L’s Canadian parent and (d) $7 million of income tax expense associated with stock compensation.
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
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was approximately $2,200 million as of September 30, 2023 and December 31, 2022. The Company will continue to assess the need for valuation allowances on an ongoing basis.
As of September 30, 2023 and December 31, 2022, the Company had $924 million and $881 million, respectively, of unrecognized tax benefits, which included $48 million and $32 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of September 30, 2023, $409 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at September 30, 2023 could decrease by approximately $4 million in the next 12 months as a result of the resolution of certain tax audits and other events.
The Company continues to be under examination by the Canada Revenue Agency (“CRA”). In the first quarter of 2023, the Company recorded income tax expense related to prior year withholding tax returns. During October 2023, the Company received a notice of proposed adjustment for the 2017-2018 taxation years from the CRA associated with its Canadian distribution entity. The Company believes its current reserves are adequate for the eventual resolution of this notice.
On April 19, 2021, the Canadian federal government delivered its 2021 budget which contained proposed measures related to limitations on interest deductibility and changes in relation to international taxation. Draft legislative proposals pertaining to interest deductibility were initially released for public comment on February 4, 2022, with revised legislative proposals subsequently released on November 3, 2022. On August 4, 2023, the Canadian Department of Finance released an updated version of the draft legislation to implement the excessive interest and financing expenses limitation (EIFEL) rules. For tax years beginning after October 1, 2023, new rules on interest deductibility will be effective. The rules are not expected to have a material adverse impact on the Company’s consolidated effective tax rate or financial results in future years. This legislation does not change the Company’s position that its tax carryforwards in Canada are not expected to be realized.
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
In January 2023, as part of an alternative dispute resolution process with the IRS, the Company reached a tentative settlement on the 2017 Capital Loss. This tentative settlement is subject to further review and approvals before it is finalized. In anticipation of the finalization of this settlement agreement the Company recorded an estimate for the impact of the settlement during the first quarter of 2023.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2022.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2019. During the three months ended September 30, 2023, the Company received a preliminary assessment from the German taxing authority that would disallow certain transfer pricing adjustments. The Company intends to contest this alleged tax deficiency through the appropriate appeals process, and if necessary, intends to continue to contest any alleged tax deficiency through appropriate litigation. Accordingly, no income tax provision has been recorded as of September 30, 2023.
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
16.(LOSS) EARNINGS PER SHARE
(Loss) earnings per share attributable to Bausch Health Companies Inc. is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net (loss) income attributable to Bausch Health Companies Inc.	$(378)	$399	$(553)	$185
Basic weighted-average common shares outstanding	365.4	362.5	364.5	361.8
Diluted effect of stock options and RSUs	—	0.9	—	1.9
Diluted weighted-average common shares outstanding	$365.4	$363.4	$364.5	$363.7
(Loss) earnings per share attributable to Bausch Health Companies Inc.
Basic	$(1.03)	$1.10	$(1.52)	$0.51
Diluted	$(1.03)	$1.10	$(1.52)	$0.51
During the three and nine months ended September 30, 2023, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 3,075,000 and 2,931,000 common shares for the three and nine months ended September 30, 2023, respectively.
During the three and nine months ended September 30, 2023, time-based RSUs, performance-based RSUs and stock options to purchase approximately 12,905,000 and 13,024,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
During the three and nine months ended September 30, 2022, time-based RSUs, performance-based RSUs and stock options to purchase approximately 16,008,000 and 15,392,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
During the three and nine months ended September 30, 2022, an additional 156,000 performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met.
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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of September 30, 2023, the Company’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $348 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.

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
Securities Class Actions and Related Matters
U.S. Securities Litigation - Opt-Out Litigation
On December 16, 2019, the Company announced that it had agreed to settle, subject to final court approval, the consolidated securities class action filed in the U.S. District Court for the District of New Jersey (In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 15-cv-07658) (the “Securities Class Action Settlement”). As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against them and denied all allegations of wrongdoing. On January 31, 2021, the District Court issued an order granting final approval of this settlement. After various appeals, and with passage of time, this settlement has become final pursuant to the stipulation of settlement. The matter is now concluded with respect to the Company and all claims have been resolved and discharged as to the Company and its current/former officers and directors.
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
These individual shareholder actions assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain of these individual actions assert additional claims, including claims under Section 18 of the Exchange Act, Sections 11, 12(a)(2) and 15 of the Securities Act, common law fraud, negligent misrepresentation and claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act. These claims are based on alleged purchases of Company stock, options, and/or debt at various times between January 3, 2013 and August 10, 2016. The allegations in the complaints are similar to those made by plaintiffs in the putative class action. Motions to dismiss were filed in many of these individual actions and the Court has dismissed state law claims including New Jersey Racketeer Influenced and Corrupt Organizations Act, common law fraud and negligent misrepresentation claims in certain cases. On January 7, 2019, the Court entered a stipulation of voluntary dismissal in the Senzar opt-out action, closing the case. On September 10, 2019, the Court granted defendants’ motion to dismiss all claims in the Aly opt-out action. On October 9, 2019, the Aly Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. On June 16, 2021, the Court of Appeals granted plaintiffs’ appeal in the Aly action. This action has been remanded to the District Court. On June 19, 2020, the Court entered stipulations of voluntary dismissal in the Catalyst, Mississippi, Connecticut and Delaware actions. On July 13, 2020, the Court entered a stipulation of voluntary dismissal in the NYCERS action. On December 30, 2020, the Court entered a stipulation of voluntary dismissal in the BlueMountain action. On February 18, 2021, and March 10, 2021, the Court entered stipulations of voluntary dismissal in the T. Rowe, BloombergSen, Principal Funds, Pentwater, Lord Abbett, Equity Trustees and UC Regents actions. On April 30, 2021, the Court entered a stipulation of voluntary dismissal in the Florida SBA action. On July 20, 2021, the Court entered a stipulation of voluntary dismissal in the Janus action.
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

U.S. Securities Litigation – Kelk Complaint
On July 26, 2023, a purported class action complaint captioned Kelk v. Bausch Health Companies Inc., et al. (No. 23-cv-03996), was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current or former officers. The action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff alleges that defendants made various misrepresentations and omissions regarding the Company’s proposed spin-off of Bausch + Lomb, and alleges that those purported misrepresentations and omissions concealed that the spin-off was executed as part of a strategy to subvert the pending opt-out lawsuits and leave plaintiffs in those actions without viable means to a potential recovery.
The Company disputes the claims against it and intends to defend itself vigorously.
Derivative Lawsuit – Powers Complaint
On October 2, 2023, a derivative lawsuit captioned Powers v. Papa, et al. (Index No. 159699/2023) was filed in the Supreme Court of the State of New York, County of New York by an alleged stockholder of the Company. The action purports to assert derivative claims on behalf of the Company against the Company’s Board of Directors and certain of its current or former officers and directors. The action asserts claims for, inter alia, breach of fiduciary duty and waste of corporate assets and alleges that the Defendants breached their fiduciary duties of loyalty and good faith by causing the Company to issue false and/or misleading statements regarding the Company’s proposed spin-off of Bausch + Lomb.
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
Other Securities and RICO Related Matters
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

On April 5, 2022, Health Care Service Corporation filed an action with similar substantive allegations and similar indirect (state law) claims in the Superior Court of Alameda County, California against the Company and others. Defendants’ answers were filed on June 17, 2022. On November 28, 2022, the Court consolidated this action with the State Court Action for trial and pretrial purposes (the “Consolidated State Case”). Trial is currently scheduled to start in December 2024 in the Consolidated State Case.

The Company disputes the claims and intends to vigorously defend these matters.
Generic Pricing Antitrust Litigation
The Company’s subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”) and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16- MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which have been brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, States, and various Counties, Cities, and Towns, have been consolidated into the MDL. There are also additional, separate complaints which have been consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. There are cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed in these cases. The cases have been placed in deferred status. The Company disputes the claims against it and continues to defend itself vigorously.
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
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain intellectual property litigation proceedings in the United States and Canada, including as arising from claims filed against the Company or by the Company (or that the Company anticipates filing within the required time periods) related to certain products sold by or on behalf of the Company, which may be in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers, where such products include Xifaxan® 200 mg and 550 mg, Arazlo®, Duobrii®, Lotemax® SM, Lumify®, Nuvessa®, Trulance® and Vyzulta® in the United States.
Xifaxan® Paragraph IV Proceedings
On February 17, 2020, the Company and Alfasigma S.p.A. (“Alfasigma”) received a Notice of Paragraph IV Certification from Norwich Pharmaceuticals Inc. (“Norwich”), in which Norwich asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which an ANDA has been filed by Norwich. The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Norwich’s ANDA for rifaximin tablets, 550 mg. Xifaxan® is protected by 28 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. Trial in this matter was held in March 2022. The court issued a final judgment on August 10, 2022, (the “Norwich Legal Decision”), finding that the U.S. Patents protecting the use of Xifaxan® (rifaximin) 550 mg tablets for the reduction in risk of hepatic encephalopathy (“HE”) recurrence valid and infringed and the U.S. Patents protecting the composition, and use of Xifaxan® for treating IBS-D invalid. The Norwich Legal Decision prevents FDA approval of Norwich’s 550 mg ANDA until October 2029. The Company appealed the Norwich Legal Decision to the U.S. Court of Appeals for the Federal Circuit on August 16, 2022.

Following the Company’s appeal, Norwich claimed to have removed the HE indication from its existing ANDA and then filed a motion in the District Court requesting modification of the Norwich Legal Decision to permit the FDA to approve their ANDA before October 2029. The Company opposed the motion. On May 17, 2023, the District Court denied Norwich’s motion and confirmed that the FDA remained enjoined from granting final approval to Norwich’s ANDA until October 2029. Norwich filed its appeal to the U.S. Court of Appeals for the Federal Circuit on May 19, 2023. The Company’s and Norwich’s appeals are now consolidated (the “Norwich Appeal”). The Norwich Appeal has been fully briefed. No oral argument date has been set.
In a letter to Norwich on June 2, 2023, the FDA granted tentative approval to Norwich’s ANDA, but confirmed that it is enjoined from granting final approval until October 2029. On June 5, 2023, Norwich brought a lawsuit against the FDA in the U.S. District Court for the District of Columbia (the “DC District Court”), alleging that the FDA acted improperly by only granting tentative approval to Norwich’s ANDA rather than final approval (the “Norwich DC Lawsuit”). In June 2023, the Company intervened in the Norwich DC Lawsuit. A hearing was held on October 6, 2023. On November 1, 2023, the DC District Court granted the Company’s and FDA’s motions for summary judgment, thereby ending the lawsuit.
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
In January 2023, the Company commenced litigation against Aurobindo Pharma Limited (“Auro”) alleging patent infringement by Auro’s filing of their ANDA for generic Trulance® (plecanatide) 3 mg tablets. This suit had been filed following receipt of a Notice of Paragraph IV Certification from Auro, in which it asserted that the U.S. patent listed in the FDA’s Orange Book for the Company’s Trulance® tablets, 3 mg, were invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of Auro’s generic plecanatide tablets, 3 mg. The filing of this suit triggered a 30-month stay of the approval of the Auro ANDA for plecanatide tablets. On October 30, 2023, the litigation with Auro was dismissed in accordance with a settlement between the Company and Auro.
The Company remains confident in the strength of the Trulance® patents and intends to vigorously pursue this matter and defend its intellectual property.
Xifaxan® Litigation with Curia IP Holdings, LLC
Curia IP Holdings, LLC (“Curia”) filed a lawsuit against the Company on October 25, 2021, alleging that Xifaxan® 200 mg and 550 mg tablets infringe certain patents owned by Curia (U.S. Patent Nos. 9,186,355; 10,556,915; 10,745,415, and 10,961,257 (the “Curia Patents”)). Each of the Curia Patents was filed years after the Company’s launches of Xifaxan® 200 mg and 550 mg tablets. On August 17, 2022, the U.S. District Court for the District of New Jersey dismissed the complaint, without prejudice. Curia then filed an amended complaint on September 16, 2022, realleging infringement of its patents. On August 31, 2023, Curia filed a second lawsuit against the Company alleging that Xifaxan® 200 mg and 550 mg tablets infringe U.S. Patent No. 11,739,099 (the “’099 Patent”). The ‘099 Patent is related to the Curia Patents and was also filed years after the Company’s launches of Xifaxan 200 mg and 550 mg tablets. The first and second lawsuits filed by Curia are now consolidated. The Company disputes Curia’s infringement claims against Xifaxan® 200 mg and 550 mg tablets and will continue to defend this matter.
PreserVision® AREDS Patent Litigation
PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate-to-advanced age-related degeneration (“AMD”). The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. Bausch & Lomb Incorporated (“B&L Inc.”) has filed patent infringement proceedings against 19 named defendants in 16 proceedings claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. Thirteen of these proceedings were subsequently settled; two resulted in a default. As of the date of this filing, there is one ongoing action: Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. SBH Holdings LLC, C.A. No. 20-cv-01463-GBW-CJB (D. Del.). Bausch + Lomb remains confident in the strength of these patents and B&L Inc. will continue to vigorously pursue these matters and defend its intellectual property.
Patent Litigation against Certain Ocuvite® and PreserVision®
In June and November, 2021, ZeaVision, LLC (“ZeaVision”) filed complaints for patent infringement (asserting three patents) against certain of the Ocuvite® and PreserVision® products in the Eastern District of Missouri (Case No. 4:21-cv-00739-RWS; Case No. 4:21-cv-01352-RWS). The cases were subsequently consolidated. On August 14, 2023, the parties entered into a settlement agreement resolving all claims in this action. Shortly thereafter, the court dismissed the case with prejudice.
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

The lawsuit against Slayback and its and its licensee, Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc., is ongoing in the District of New Jersey, with no trial date set. Bausch + Lomb remains confident in the strength of the Lumify® related patents and intends to vigorously defend its intellectual property.

A Notice of Paragraph IV Certification was received from Lupin Ltd. (“Lupin”) in January 2022 making similar assertions against the Lumify Patents, in connection with Lupin’s generic brimonidine tartrate solution for which ANDA No. 216716 had been filed by Lupin. Subsequently, in February 2022, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Lupin pursuant to the Hatch-Waxman Act, alleging patent infringement of one or more of the Lumify Patents. On September 27, 2023, the Parties entered into a settlement agreement, pursuant to which all claims against Lupin were voluntarily dismissed by Bausch + Lomb. Shortly thereafter, on October 2, 2023, the court signed and entered the stipulated dismissal with respect to Lupin.

In addition to the intellectual property matters described above, in connection with the Vyzulta® and Lotemax® SM products, Bausch + Lomb has commenced ongoing infringement proceedings against potential generic competitors in the U.S.

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
Mylan and MSN have filed IPR petitions for certain U.S. patents listed in the FDA’s Orange Book for Trulance® (plecanatide). On March 21, 2022, Mylan filed a petition for IPR of U.S. Patent No. 7,041,786 (the “’786 Patent”), which was then instituted on September 14, 2022. On October 12, 2022, MSN also filed a petition for IPR of the ’786 Patent and the PTAB then issued a decision on December 14, 2022, instituting MSN’s IPR and joining it with Mylan’s IPR. On September 8, 2023, the PTAB issued as decision finding that Mylan and MSN had not shown that the ’786 Patent is unpatentable. On September 28, 2023, Mylan appealed the PTAB’s September 8th decision to the U.S. Court of Appeals for the Federal Circuit.
On June 21, 2023, Padagis filed an IPR petition against U.S. Patent No. 11,311,482, which is Orange Book-listed for Arazlo®.
The Company remains confident in the strength of these patents and intends to vigorously defend its intellectual property.
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, the Company has been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-six (26) of such product liability suits currently remain pending. In three (3) cases pending in the Atlantic County, New Jersey Multi-County Litigation, agreed stipulations of dismissal have been entered by the Court, thus dismissing the Company from those cases. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to the Company and its affiliates, and legal fees and costs will be paid by Johnson & Johnson. Twenty-five (25) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions were filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to the Company or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December 16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing the Company as a defendant; as a result, the British Columbia class action is concluded as to the Company.
Johnson & Johnson, through one or more subsidiaries, has purported to have completed a Texas divisional merger with respect to any talc liabilities at Johnson & Johnson Consumer, Inc. (“JJCI”). LTL Management, LLC (“LTL”), the resulting entity of the divisional merger, assumed JJCI’s talc liabilities and thereafter filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of North Carolina. Pursuant to court orders entered in November 2021, the case was transferred to the United States District Court for the District of New Jersey (the “Bankruptcy Court”). Notwithstanding the divisional merger and LTL’s bankruptcy case, the Company and its affiliates continue to have indemnification claims and rights against Johnson & Johnson and LTL pursuant to the terms of the indemnification agreement entered into between JJCI and its affiliates and the Company and its affiliates, which indemnification agreement remains in effect. As a result, it is the Company’s current expectation that it will not incur any material impairments with respect to its indemnification claims as a result of the divisional merger or the bankruptcy.
In December 2021, certain talc claimants filed motions to dismiss the bankruptcy case. On February 25, 2022, the Bankruptcy Court entered orders denying the motions to dismiss. The order denying the motions to dismiss was subject to appeal and the Bankruptcy Court certified directly to the United States Court of Appeals for the Third Circuit. On January 30, 2023, a unanimous three-judge Third Circuit Court of Appeals panel issued its decision directing the Bankruptcy Court to dismiss

LTL’s bankruptcy case, concluding that LTL was not in financial distress and could not file a bankruptcy case in good faith. On April 4, 2023, the Bankruptcy Court entered orders dismissing the bankruptcy case and related adversary proceedings.
However, on April 4, 2023, shortly after the issuance of the dismissal order, LTL re-filed for Chapter 11 bankruptcy protection in the Bankruptcy Court. On or around April 24, 2023, multiple motions to dismiss the newly filed Chapter 11 case were filed and a hearing on the motions to dismiss was held the week of June 27, 2023. On July 28, 2023, the Bankruptcy Court granted the motions to dismiss, and on August 11, 2023, entered the order dismissing the second Chapter 11 case. On August 24, 2023, LTL and certain supporting creditors and tort claimants filed notices of appeal of the dismissal order. On September 20, 2023, the Bankruptcy Court granted the motion and certified the appeals to the Third Circuit. On October 20, 2023, the Third Circuit accepted the appeal, and a briefing schedule is pending. During the pendency of LTL’s bankruptcy cases, the Bankruptcy Court extended a preliminary injunction that had stayed substantially all cases subject to the indemnification agreement related to Johnson & Johnson’s talc liability, which injunction was terminated in connection with the bankruptcy case dismissal.
After the dismissal of the Chapter 11 case, the Company’s position vis a vis Johnson & Johnson returned to the status quo prior to the filing. The litigation against the Company and other defendants is no longer stayed, and LTL and Johnson & Johnson continue to have indemnification obligations running to the Company and its affiliates for Shower to Shower® related product liability litigation.
General Civil Actions
U.S. Securities Litigation - New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, the Company and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in the Company’s common shares and debt securities who are also maintaining individual securities fraud claims against the Company and certain current or former officers and directors as part of the U.S. Securities Litigation. This action seeks a declaratory judgment that alleged transfers of certain Company assets to Bausch + Lomb would constitute a voidable transfer under the New Jersey Voidable Transactions Act and that Bausch + Lomb would be liable for damages, if any, awarded against the Company in the individual opt-out actions. The declaratory judgment action also alleges that the potential future separation of Bausch + Lomb from the Company by distribution of Bausch + Lomb stock to the Company’s shareholders would leave the Company with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against the Company in the underlying individual opt-out actions and the Company disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt out actions are made against the Company and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by the Company and/or failures to disclose information about the Company’s business and prospects including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, the Company and Bausch + Lomb removed the declaratory judgment action to the U.S. District Court for the District of New Jersey. On April 29, 2022, Plaintiffs filed a motion to remand. On November 29, 2022, the District Court granted Plaintiffs’ remand motion and the case was remanded to the New Jersey Superior Court Chancery Division. On December 8, 2022, Plaintiffs filed a proposed Order to Show Cause and motion for a preliminary injunction, and sought interim relief including expedited discovery. On December 13, 2022, the Court denied Plaintiffs’ proposed Order to Show Cause and stayed discovery pending the resolution of the Company and Bausch + Lomb’s forthcoming motions to dismiss, while instructing the Company to provide certain notice to Plaintiffs of the intended completion of a potential future distribution referenced above under certain circumstances. On December 22, 2022, Plaintiffs filed an amended complaint which, among other things, added claims seeking injunctive relief. On January 11, 2023, the Company and Bausch + Lomb moved to dismiss the amended complaint. Briefing was complete on February 24, 2023, and the motion to dismiss was heard on March 3, 2023. On April 3, 2023, the Court issued a decision granting in part and denying in part the motion to dismiss.
Both the Company and Bausch + Lomb dispute the claims in this declaratory judgment action and intend to vigorously defend this matter.
California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United

States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. Bausch Health US filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief; Appellees’ response briefs were filed on October 8, 2021. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the Bankruptcy Court in the LTL bankruptcy proceeding. This stay included Appellants’ reply brief deadline, which was previously due to be filed on or before December 2, 2021. On March 9, 2022, the Ninth Circuit issued an order extending the stay through July 29, 2022. On July 29, 2022, Johnson & Johnson filed a status report in the Gutierrez appeal, outlining the developments since the last status report and the imposition of the stay. Johnson & Johnson noted that following a July 26, 2022, hearing, the Bankruptcy Court left the preliminary injunction in place, and asked the Ninth Circuit to continue to stay this action while the bankruptcy preliminary injunction remained in place. On January 20, 2023, the Ninth Circuit extended the stay until February 17, 2023. On February 17, 2023, Johnson & Johnson requested the court afford it sixty (60) days – until April 18, 2023, or seven (7) days following any lifting of the LTL Bankruptcy Court’s preliminary injunction – whichever comes earliest – to provide an additional status report about the bankruptcy proceeding and the Third Circuit dismissal for which LTL has requested a rehearing. On April 7, 2023, Johnson & Johnson Consumer Inc. filed a status report regarding the bankruptcy proceeding advising the Court of the dismissal of the prior bankruptcy proceeding and the filing of the second bankruptcy proceeding, as well as the preliminary injunction and stay order, and requesting the stay of the appeal remain in place until May 10, 2023, which was granted. Following the entry of a preliminary injunction applicable to this case, which was extended until August 26, 2023, the Ninth Circuit extended the stay to June 15, 2023. On June 22, 2023, J&J/ LTL filed a status report requesting the stay be extended to August 26, 2023, consistent with the extension of the preliminary injunction by the bankruptcy court. On August 15, 2023, J&J filed a supplemental status report notifying the Ninth Circuit that the second bankruptcy proceeding was dismissed on August 11, 2023, so the stay could be lifted and briefing could proceed to conclusion and setting of oral argument. On September 13, 2023, the Ninth Circuit lifted the stay and indicated the matter would be placed back on calendar at some point in the future, but no remaining briefing schedule or oral argument date has been issued yet. The Ninth Circuit issued a notice related to potential oral argument dates in February and March 2024, but no date has been set yet.
Bausch Health US disputes the claims in this lawsuit and will defend it vigorously.
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
On July 14, 2022, LTL filed an adversary proceeding in the Bankruptcy Court (Case No. 21-30589, Adv. Pro. No. 22-01231) against the State of New Mexico ex rel. Hector H. Balderas, Attorney General, and a motion seeking an injunction barring the New Mexico Attorney General from continuing to prosecute the action while the bankruptcy case is pending. A hearing was held on September 14, 2022, and on October 4, 2022, the Bankruptcy Court entered an order granting the injunction. Following the Third Circuit’s decision requiring dismissal of the main bankruptcy proceeding, and its subsequent denials of LTL’s requests for a rehearing or a stay pending disposition by the Supreme Court, on April 4, 2023, the Bankruptcy Court entered orders dismissing the bankruptcy case and related adversary proceedings. However, also on April 4, 2023, LTL re-filed for Chapter 11 bankruptcy protection in the Bankruptcy Court and again sought a preliminary injunction, though it did not include this lawsuit. The Bankruptcy Court ultimately dismissed LTL’s second bankruptcy case. Accordingly, this suit has returned to its status quo prior to LTL’s filing.
The Company and Bausch Health US dispute the claims against them, and this lawsuit will be defended vigorously.

Litigation with Former Salix CEO
On January 28, 2019, former Salix Pharmaceuticals, Ltd. (“Salix Ltd.”) CEO and director Carolyn Logan filed a lawsuit in the Delaware Court of Chancery, asserting claims for breach of contract and declaratory relief. On November 19, 2021, Logan amended her complaint to add a claim for breach of the implied covenant of good faith and fair dealing. The lawsuit arose out of the contractual termination of approximately $30 million in unvested equity awards following the determination by the Salix Ltd. Board of Directors that Logan intentionally engaged in wrongdoing that resulted, or would reasonably be expected to result, in material harm to Salix Ltd., or to the business or reputation of Salix Ltd. Logan sought the restoration of the unvested equity awards and a declaration regarding certain rights related to indemnification. On June 20, 2019, the Court entered an order staying the claim for declaratory relief pending the final resolution of the breach of contract claim. On September 8, 2023, Salix Ltd. and Bausch Health Americas reached an agreement in principle, subject to a final settlement agreement, to resolve the matter, which includes no admission of wrongdoing or liability as to the claims asserted.
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas summary judgment on its counterclaims against Plaintiff and dismissing Plaintiff’s claims against it. The motion was fully briefed as of May 2021. The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying Bausch Health Americas’ motion. On June 14, 2023, Bausch Health Americas filed a Notice of Appeal as to the Decision and Order. Bausch Health Americas disputes the claims against it and this lawsuit will be defended vigorously.
Apriso® Qui Tam Litigation
In 2018, a qui tam complaint, captioned United States ex rel. Silbersher v. Valeant Pharmaceuticals Int’l, Inc., et al. (No. 4:18-cv-01496), was filed in the U.S. District Court for the Northern District of California against the Company, certain of its subsidiaries (collectively, the “Company”), and a third party, claiming that their alleged misrepresentations before the U.S. Patent Office ultimately resulted in false claims for payment being made to federal and state healthcare payors for Apriso®. The complaint asserts claims seeking, inter alia, damages, civil penalties and attorneys’ fees under the federal False Claims Act and the false claims acts of several states.
In May 2020, the District Court granted defendants’ motion to dismiss, holding that Plaintiff-relator’s qui tam action was precluded by the False Claims Act’s public disclosure bar. Plaintiff-relator appealed to the U.S. Court of Appeals for the Ninth Circuit. In August 2023, the Court of Appeals reversed the District Court’s order and remanded to the District Court for further proceedings. In September 2023, the Company filed a petition for rehearing or rehearing en banc with the Court of Appeals, which is currently pending. The Company disputes the claims against it and intends to defend itself vigorously, including if the action is remanded to the District Court.

18. SEGMENT INFORMATION
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

Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenues:
Salix	$614	$544	$1,667	$1,509
International	275	250	781	727
Solta Medical	83	72	244	201
Diversified	259	238	684	722
Bausch + Lomb	1,007	942	2,973	2,772
	$2,238	$2,046	$6,349	$5,931
Segment profits:
Salix	$429	$391	$1,129	$1,067
International	91	85	236	242
Solta Medical	33	33	114	88
Diversified	172	151	417	450
Bausch + Lomb	244	226	699	640
	969	886	2,595	2,487
Corporate	(222)	(218)	(703)	(614)
Amortization of intangible assets	(253)	(290)	(795)	(902)
Goodwill impairments	(402)	(119)	(402)	(202)
Asset impairments	(4)	(1)	(54)	(15)
Restructuring, integration, separation and IPO costs	(14)	(10)	(40)	(58)
Other expense, net	(60)	(4)	—	(6)
Operating income	14	244	601	690
Interest income	6	3	19	8
Interest expense	(339)	(385)	(965)	(1,157)
Gain on extinguishment of debt	—	570	—	683
Foreign exchange and other	(7)	7	(38)	4
(Loss) income before income taxes	$(326)	$439	$(383)	$228

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
	Three Months Ended September 30, 2023
Pharmaceuticals	$613	$63	$—	$210	$113	$999
Devices	—	—	83	—	411	494
OTC	—	47	—	2	408	457
Branded and Other Generics	—	151	—	40	72	263
Other revenues	1	14	—	7	3	25
	$614	$275	$83	$259	$1,007	$2,238

	Three Months Ended September 30, 2022
Pharmaceuticals	$543	$68	$—	$206	$118	$935
Devices	—	—	72	—	390	462
OTC	—	39	—	2	364	405
Branded and Other Generics	—	131	—	24	65	220
Other revenues	1	12	—	6	5	24
	$544	$250	$72	$238	$942	$2,046

	Nine Months Ended September 30, 2023
Pharmaceuticals	$1,668	$178	$—	$567	$355	$2,768
Devices	—	—	244	—	1,225	1,469
OTC	—	125	—	6	1,182	1,313
Branded and Other Generics	—	438	—	92	201	731
Other revenues	(1)	40	—	19	10	68
	$1,667	$781	$244	$684	$2,973	$6,349

	Nine Months Ended September 30, 2022
Pharmaceuticals	$1,508	$192	$—	$608	$339	$2,647
Devices	—	—	201	—	1,169	1,370
OTC	—	112	—	5	1,066	1,183
Branded and Other Generics	—	385	—	91	181	657
Other revenues	1	38	—	18	17	74
	$1,509	$727	$201	$722	$2,772	$5,931
The top ten products for the nine months ended September 30, 2023 and 2022 represented 48% of total revenues for each of the nine months ended September 30, 2023 and 2022, respectively.

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
U.S. and Puerto Rico	$1,358	$1,219	$3,738	$3,524
China	113	116	315	293
Canada	92	92	268	258
Poland	82	65	232	204
Mexico	90	70	234	200
France	49	44	169	159
Japan	47	47	145	148
Russia	35	59	105	122
Germany	34	32	119	112
United Kingdom	32	28	92	85
South Korea	24	19	69	58
Spain	20	17	67	61
Italy	20	17	64	60
Other	242	221	732	647
	$2,238	$2,046	$6,349	$5,931
Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Nine Months Ended September 30,
	2023	2022
AmerisourceBergen Corporation	19%	16%
McKesson Corporation (including McKesson Specialty)	15%	13%
Cardinal Health, Inc.	13%	11%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” “Bausch Health,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries, taken together. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning of applicable Canadian securities laws (collectively “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K filed on February 23, 2023. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.
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
We continue to believe the separation of B+L, which includes the transfer of all or a portion of our remaining direct or indirect equity interest in B+L to our shareholders, makes strategic sense. The completion of the B+L Separation is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals. We continue to evaluate all relevant factors and considerations related to the B+L Separation, including the effect of the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements) on the B+L Separation.
The B+L Separation, if consummated, will result in two separate, independent companies:
•Bausch Health excluding Bausch + Lomb - a diversified pharmaceutical company with leading positions in gastroenterology, hepatology, dermatology, neurology and international pharmaceuticals, and aesthetic medical devices. The remaining pharmaceutical entity will comprise a diversified portfolio of our brands across the Salix, International, dentistry, neurology, medical dermatology and generics, and aesthetic medical devices businesses; and
•Bausch + Lomb - a fully integrated eye health company built on the iconic Bausch + Lomb brand and its long history of innovation.
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
Effectively Managing Our Capital Structure
At the time of our announcement of the B+L Separation, we emphasized that it is important that the post-separation entities be appropriately capitalized, with appropriate leverage and with access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth. Therefore, we see the appropriate capitalization and leverage of these businesses post-separation as a key to maximizing value across our portfolio of assets and, as such, it is a primary objective of our plan of separation. For additional details on the B+L Separation, see “Separation of the Bausch + Lomb Eye Health Business” in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our unaudited interim Condensed Consolidated Financial Statements.
B+L Term Loan B Facility and Senior Secured Notes
On September 29, 2023, Bausch + Lomb entered into a new term loan facility (“B+L September 2028 Term Loan B Facility”) of $500 million and issued new Senior Secured Notes (“B+L October 2028 Secured Notes”) of $1,400 million to finance the $1,750 million upfront payment related to the acquisition of XIIDRA® and certain other ophthalmology assets from Novartis and associated acquisition-related transaction and financing costs, (as discussed in “-Strategic Acquisitions” below and Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements).
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
As of September 30, 2023, there were $350 million in outstanding borrowings under the AR Credit Facility.
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
The secured notes issued in the Exchange Offer consist of: (i) $1,774 million in aggregate principal amount of new 11.00% First Lien Secured Notes due 2028 (the “11.00% First Lien Secured Notes”) issued by the Company, (ii) $352 million in aggregate principal amount of new 14.00% Second Lien Secured Notes due 2030 (the “14.00% Second Lien Secured Notes”, and, together with the 11.00% First Lien Secured Notes, the “New BHC Secured Notes”) issued by the Company and (iii) $999 million in aggregate principal amount of new 9.00% Senior Secured Notes due 2028 (the “9.00% Intermediate Holdco Secured Notes”, and, together with the New BHC Secured Notes, the “New Secured Notes”) issued by 1375209 B.C. Ltd. (“Intermediate Holdco”), an existing wholly-owned unrestricted subsidiary of the Company that held 38.5% of the issued and outstanding common shares of Bausch + Lomb as of September 30, 2023.
Maturities of our principal balances of debt obligations as of September 30, 2023 were as follows:

(in millions)	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter	Total
Total debt obligations	$39	$155	$2,794	$896	$6,648	$7,218	$3,202	$20,952
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
As of September 30, 2023, we had approximately 100 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
Gastrointestinal
•Rifaximin -
◦Two global Phase 3 studies for the use of a rifaximin soluble solid dispersion (“SSD”) formulation for the prevention of overt hepatic encephalopathy (“OHE”) in patients with early decompensation in liver cirrhosis (RED-C) have commenced. We expect to complete enrollment of two global Phase 3 trials in the first quarter of 2024. We have completed scientific advisory meetings with the Medicines Evaluation Board in the Netherlands and with Health Canada, and have received feedback on the program from National Medical Products Administration in China. We are currently planning to meet with regulatory authorities in Japan later this year.
◦Received orphan drug designation for sickle cell disease. A phase 2 study with novel dosage formulation completed enrolling patients for the treatment of sickle cell disease.
◦Development of a fit for purpose Patient Reported Outcomes tool for small intestinal bacterial overgrowth, or “SIBO”, is continuing in 2023 and will be validated in an upcoming clinical trial.
•Amiselimod (S1P modulator) - A Phase 2 study to evaluate Amiselimod (S1P modulator) for the treatment of mild to moderate ulcerative colitis completed enrollment in July 2023 and the induction portion of the study is expected to be completed in the fourth quarter of 2023.
Solta Medical
•Clear + Brilliant® Touch - Next generation Clear + Brilliant® laser is designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths with submissions in Europe, Canada and Asia Pacific markets planned in 2024.
•Fraxel® - Next Generation Fraxel® is a fractionated laser device for skin resurfacing and is planned for FDA submission in the first quarter of 2024.
Dermatology
•Internal Development Project - 126 - An acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. On October 20, 2023, the FDA approved the New Drug Application (“NDA”) for CABTREOTM Topical Gel (formerly Internal Development Project - 126), the first and only FDA-approved fixed-dose, triple-combination topical treatment for acne. We plan to launch CABTREOTM Topical Gel in the U.S. during the first quarter of 2024. A New Drug Submission was submitted to Health Canada on May 30, 2023.
Bausch + Lomb
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. To date, SiHy Daily has been launched in approximately 50 countries, under the brand names INFUSE®, ULTRA® ONE DAY and AQUALOX® ONE DAY. Bausch + Lomb continues to plan to launch its SiHy Daily lenses into additional countries throughout 2023. In addition, Bausch + Lomb launched its first silicone hydrogel daily disposable multifocal contact lens in May 2023 and plans to launch a toric lens in 2024.
•LUMIFY® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. To date, Bausch + Lomb has launched and acquired the right to launch Lumify® in various countries. Bausch + Lomb also has several innovative new line extension formulations under development, including Lumify® Eye Illuminations which launched in the U.S. in September 2023, Lumify Preservative Free, for which an NDA was submitted to the FDA in May 2023 and Lumify® Allergy, for which an NDA is expected to be submitted to the FDA during 2024.

•Bausch + Lomb is expanding its portfolio of premium intraocular lenses (“IOL”) built on the enVista® platform with AspireTM (Monofocal Plus), EnvyTM Trifocal and BEYONDTM (extended depth of focus (“EDOF”)) optical designs with two options: non-Toric and Toric for astigmatism patients. enVista® Aspire monofocal and toric IOLs with Intermediate Optimized optics began launching in the U.S. during October 2023 and Bausch + Lomb anticipates launching Trifocal and EDOF optical designs for presbyopia in the U.S. in 2024 and 2025/2026, respectively.
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
In September 2023, Bausch + Lomb acquired XIIDRA®, the first and only non-steroid eye drop specifically approved to treat the signs and symptoms of dry eye disease focusing on inflammation associated with dry eye, which Bausch + Lomb expects to begin facing loss of exclusivity (“LOE”) in the second quarter of 2032, and certain other ophthalmology assets from Novartis Pharma AG and Novartis Finance Corporation (together with Novartis Pharma AG, “Novartis”) (the “XIIDRA Acquisition”). As part of the XIIDRA Acquisition, Bausch + Lomb also acquired libvatrep (also known as SAF312), an investigational compound being studied for the treatment of chronic ocular surface pain, and AcuStream® technology, an investigational device that may have the potential to facilitate precise dosing and accurate delivery of certain topical ophthalmic medications to the eye, and OJL332, a noncompetitive antagonist (inhibitor) of TRPV1 that is still in the pre-clinical stage. Bausch + Lomb believes the XIIDRA Acquisition will complement and grow its existing dry eye franchise.
In July 2023, Bausch + Lomb acquired the Blink® OTC product line of eye and contact lens drops from Johnson & Johnson Vision, which consists of Blink® Tears Lubricating Eye Drops, Blink® Tears Preservative Free Lubricating Eye Drops, Blink GelTears® Lubricating Eye Drops, Blink® Triple Care Lubricating Eye Drops, Blink Contacts® Lubricating Eye Drops, and Blink-N-Clean® Lens Drops (collectively, the “Blink® Product Line”)). Bausch + Lomb believes this acquisition will enable it to continue to grow its global OTC business.
See Note 4, “LICENSING AGREEMENTS AND ACQUISITIONS” to our unaudited interim Condensed Consolidated Financial Statements for additional information.
In January 2023, Bausch + Lomb acquired AcuFocus, Inc., an ophthalmic medical device company that has delivered small aperture intraocular technology to address the diverse unmet needs in eye care. The IC-8® Apthera™ IOL was approved by the FDA in July 2022 as the first and only small aperture non-toric EDOF IOL for certain cataract patients who have as much as 1.5 diopters of corneal astigmatism and wish to address presbyopia at the same time. Bausch + Lomb believes the IC-8® Apthera™ EDOF IOL will bolster its surgical portfolio by enhancing the IOL offerings, which is a strategic area of focus for Bausch + Lomb.
Improve Patient Access
Improving patient access to our products, as well as making them more affordable, is a key element of our business strategy.
Patient Access and Pricing Team - We formed the Patient Access and Pricing Team which is committed to maintaining patients’ ability to access our branded prescription pharmaceutical products. All future pricing actions will be subject to review by the Patient Access and Pricing Team. Future pricing changes and programs could affect the average realized pricing for our products and may have a significant impact on our revenues and profits.

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
Our key investment priorities for 2023 are as follows:
Salix - We believe in our GI product portfolio and we have implemented initiatives, including increasing our marketing investment in Xifaxan®, to further capitalize on the value of the infrastructure we have built around these products to extend our market share. We have increased our investment in Xifaxan® direct-to-consumer (“DTC”) advertising and new sales force capabilities. We also continue to invest in our product line. Our rifaximin SSD formulation, is under development for the prevention of OHE and other complications in patients with early decompensation in liver cirrhosis (RED-C). The drug candidate is administered orally, and is a next-generation rifaximin formulation that acts by targeting beta-subunit of bacterial DNA-dependent RNA polymerase.
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
Diversified - We continue to seek out ways to bring out value in our promoted and nonpromoted products within our Diversified portfolios. In 2023 we have increased our investments in the marketing and advertising of Aplenzin® as the only approved major depressive disorder product for Seasonal Affective Disorder, and also expanding our consumer awareness campaign for Jublia®. In addition, expanding our established acne product portfolio, on October 20, 2023, the FDA approved the NDA for CABTREOTM Topical Gel, the first and only FDA-approved fixed-dose, triple-combination topical treatment for acne. We plan to launch CABTREOTM Topical Gel in the U.S. during the first quarter of 2024. In our generics portfolio, we are focused on effectively managing this portfolio of non-promoted products. In our Dentistry business, we are increasing our investments in Arestin® direct to patient activation and awareness campaigns.

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
Our revenues attributable to Russia, Ukraine and Belarus, in the aggregate, were approximately $115 million and $135 million for the nine months ended September 30, 2023 and 2022, respectively. The Company does not have any research or manufacturing facilities in Russia, Ukraine or Belarus. To date, the Russia-Ukraine war has not had a material impact on our business, however we are not able to determine the ultimate future direct or indirect impacts this war may have on our business.
For a further discussion of these and other risks relating to our international business, see Item 1A. “Risk Factors — Risk Relating to the Russia and Ukraine conflict” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC and the CSA on February 23, 2023.
COVID-19 Update
During 2022, the outbreak of the omicron variant in China resulted in government enforced lockdowns and other social restrictions, which impacted our ability to conduct business as usual in certain regions in China, particularly Shanghai. The lockdowns in China impacted the demand for certain products, particularly B+L’s Vision care and our Solta Medical products, as shelter in place orders limited the demand and need for the use of contact lenses and related products as well as for aesthetic medical treatments. Additionally, government enforced lockdowns caused certain businesses to suspend operations, creating distribution and other logistic issues for the distribution of our products and the sourcing for a limited number of raw materials. These lockdowns began to ease during the fourth quarter of 2022. Our revenues in China for the nine months ended September 30, 2023 and 2022 were $315 million and $293 million, respectively, an increase of $22 million. To date, we have dealt with these issues in China with only a minimal impact on our manufacturing and distribution processes and we continue to monitor the impact of COVID-19 on all aspects of our business.
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
Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity in 2023 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2023 or in later years. For example, during the second quarter of 2023, the first generic competitor product for Uceris® Foam was introduced. Following a LOE of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the LOE or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic (“AG”) of such product (either ourselves or through a third-party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material.
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
In addition, for a number of our products (including Xifaxan® 550 mg, Arazlo®, Duobrii®, Trulance® and Lumify® in the U.S), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. If we are not successful in these proceedings, we may face increased generic competition for these products.
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
Through the date of this filing, except as discussed below, all of our global operations and facilities have the relevant operational good manufacturing practices certificates and all Company products and all operating sites are in good compliance standing with all relevant notified bodies and global health authorities. Further, all sites under FDA jurisdiction are rated as either No Action Indicated (where there was no Form 483 observation) or Voluntary Action Indicated (“VAI”) (where there was a Form 483 with one or more observations). In the case of VAI inspection outcomes, the FDA has accepted our responses to the issues cited, which will be verified when the agency makes its next inspection of those specific facilities.
In October 2023, following a good manufacturing practices inspection of our Tecnofarma manufacturing facility in Mexico, the Mexico regulatory authority COFEPRIS suspended all cephalosporin manufacturing operations as a result of their observation that the cephalosporin manufacturing facility design no longer complies with current standards. No other manufacturing areas of our Tecnofarma facility are impacted. This action is not expected to have a material impact to the Company, as revenues from production of the impacted products were not material for the nine months ended September 30, 2023 and 2022.

FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides selected unaudited financial information for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	Change	2023	2022	Change
Revenues	$2,238	$2,046	$192	$6,349	$5,931	$418
Operating income	$14	$244	$(230)	$601	$690	$(89)
(Loss) income before income taxes	$(326)	$439	$(765)	$(383)	$228	$(611)
Net (loss) income attributable to Bausch Health Companies Inc.	$(378)	$399	$(777)	$(553)	$185	$(738)
Basic	$(1.03)	$1.10	$(2.13)	$(1.52)	$0.51	$(2.03)
Diluted	$(1.03)	$1.10	$(2.13)	$(1.52)	$0.51	$(2.03)
Financial Performance
Summary of the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Revenues for the three months ended September 30, 2023 and 2022 were $2,238 million and $2,046 million, respectively, an increase of $192 million, or 9%. The increase was primarily due to growth across all our segments driven by: (i) improved net pricing, (ii) higher volumes in our Salix, Bausch + Lomb and Solta Medical segments, (iii) incremental sales attributable to acquisitions and (iv) the favorable impact of foreign currencies, partially offset by lower volumes in our Diversified and International segments and the impact of divestitures and discontinuations.
Operating income for the three months ended September 30, 2023 and 2022 was $14 million and $244 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $301 million and $335 million, Goodwill impairments of $402 million and $119 million and Share-based compensation of $29 million and $33 million, respectively. The decrease in our operating results of $230 million reflects, among other factors:
•an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $152 million primarily due to the increase in revenues as previously discussed;
•an increase in selling, general and administrative (“SG&A”) of $54 million primarily attributable to higher: (i) selling, advertising and promotion expenses, (ii) professional services and (iii) compensation, partially offset by a decrease in certain administrative expenses;
•an increase in R&D expenses of $20 million primarily attributable to higher spend, primarily on certain Salix projects;
•a decrease in Amortization of intangible assets of $37 million primarily attributable to fully amortized intangible assets no longer being amortized in 2023;
•an increase in Goodwill impairments of $283 million as during the three months ended September 30, 2023, we recognized impairments to the goodwill of the Dermatology and Neurology reporting units; and
•an unfavorable change in Other expense, net of $56 million, primarily attributable to: (i) adjustments to reflect changes in estimates of the liability for Acquisition-related contingent consideration, (ii) higher adjustments related to the settlements of certain litigation matters and (iii) adjustments related to acquisition related transaction costs.
Loss before income taxes for the three months ended September 30, 2023 was $326 million as compared to income before income taxes for the three months ended September 30, 2022 of $439 million, a decrease of $765 million. The decrease is primarily attributable to: (i) the decrease in Gain on extinguishment of debt of $570 million, (ii) the decrease in our operating results of $230 million, as previously discussed, and (iii) the unfavorable change in foreign exchange and other of $14 million, partially offset by a decrease in interest expense of $46 million. The decrease in interest expense is primarily due to the impact of the accounting treatment for a portion of interest payments on the New Secured Notes, which reduced reported interest expense by $73 million relative to contractual interest cost.
Net loss attributable to Bausch Health for the three months ended September 30, 2023 was $378 million as compared to Net income attributable to Bausch Health for the three months ended September 30, 2022 of $399 million, a decrease of $777 million, due to: (i) the decrease in our Income before income taxes of $765 million as previously discussed, and (ii)

unfavorable change in income taxes of $20 million, partially offset by an increase in Net loss (income) attributable to noncontrolling interest of $8 million.
Summary of the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Revenues for the nine months ended September 30, 2023 and 2022 were $6,349 million and $5,931 million, respectively, an increase of $418 million, or 7%. The increase was primarily due to growth in the Bausch + Lomb, Salix, International and Solta Medical segments driven by: (i) higher volumes in our Bausch + Lomb, Salix, Solta Medical and International segments, (ii) improved net pricing across all our segments and (iii) incremental sales attributable to acquisitions, partially offset by: (i) the unfavorable impact of foreign currencies, primarily in Asia and Europe, (ii) the impact of divestitures and discontinuations and (iii) lower revenues in our Diversified segment.
Operating income for the nine months ended September 30, 2023 and 2022 was $601 million and $690 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $935 million and $1,034 million, Asset impairments of $54 million and $15 million, Goodwill impairments of $402 million and $202 million and Share-based compensation of $103 million and $91 million, respectively. The decrease in our operating results of $89 million reflects, among other factors:
•an increase in contribution of $277 million primarily due to the increase in revenues as previously discussed;
•an increase in SG&A of $192 million primarily attributable to higher: (i) compensation, (ii) selling, advertising and promotion expenses and (iii) certain administrative expenses, partially offset by: (i) a decrease in separation-related costs and (ii) the favorable impact of foreign currencies;
•an increase in R&D of $65 million primarily attributable to higher spend, primarily on certain Salix projects;
•a decrease in Amortization of intangible assets of $107 million primarily attributable to fully amortized intangible assets no longer being amortized in 2023;
•an increase in Goodwill impairments of $200 million as during the nine months ended September 30, 2023, we recognized impairments to the goodwill of the Dermatology and Neurology reporting units;
•an increase in Asset impairments of $39 million during nine months ended September 30, 2023, primarily attributable to the launch of a generic competitor to Uceris® Foam;
•a decrease in Restructuring, integration, separation and IPO costs of $18 million; and
•a favorable change in Other expense, net of $6 million primarily attributable to insurance recoveries, partially offset by: (i) adjustments to reflect changes in estimates of the liability for Acquisition-related contingent consideration and (ii) adjustments related to acquisition related transaction costs.
Loss before income taxes for the nine months ended September 30, 2023 was $383 million as compared to income before income taxes for the nine months ended September 30, 2022 of $228 million, a decrease in our results of $611 million. The decrease is primarily attributable to: (i) a decrease in Gain on extinguishment of debt of $683 million, (ii) the decrease in our operating results of $89 million, as previously discussed, and (iii) the unfavorable net change in Foreign exchange and other of $42 million, partially offset by: (i) a decrease in Interest expense of $192 million and (ii) an increase in Interest income of $11 million. The decrease in interest expense is primarily due to the impact of the accounting treatment for a portion of interest payments on the New Secured Notes, which reduced reported interest expense by $221 million relative to contractual interest cost.
Net loss attributable to Bausch Health for the nine months ended September 30, 2023 was $553 million as compared to Net income attributable to Bausch Health for the nine months ended September 30, 2022 of $185 million, a decrease in our results of $738 million. The decrease in our results was primarily due to: (i) the decrease in our Income before income taxes of $611 million, as previously discussed, and (ii) the unfavorable change in our provision for income taxes of $151 million, partially offset by an increase in Net income attributable to noncontrolling interest of $24 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Revenues
Product sales	$2,213	$2,022	$191	$6,281	$5,857	$424
Other revenues	25	24	1	68	74	(6)
	2,238	2,046	192	6,349	5,931	418
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	612	573	39	1,824	1,677	147
Cost of other revenues	11	11	—	30	35	(5)
Selling, general and administrative	715	661	54	2,151	1,959	192
Research and development	153	133	20	452	387	65
Amortization of intangible assets	253	290	(37)	795	902	(107)
Goodwill impairments	402	119	283	402	202	200
Asset impairments	4	1	3	54	15	39
Restructuring, integration, separation and IPO costs	14	10	4	40	58	(18)
Other expense, net	60	4	56	—	6	(6)
	2,224	1,802	422	5,748	5,241	507
Operating income	14	244	(230)	601	690	(89)
Interest income	6	3	3	19	8	11
Interest expense	(339)	(385)	46	(965)	(1,157)	192
Gain on extinguishment of debt	—	570	(570)	—	683	(683)
Foreign exchange and other	(7)	7	(14)	(38)	4	(42)
(Loss) income before income taxes	(326)	439	(765)	(383)	228	(611)
Provision for income taxes	(56)	(36)	(20)	(181)	(30)	(151)
Net (loss) income	(382)	403	(785)	(564)	198	(762)
Net loss (income) attributable to noncontrolling interest	4	(4)	8	11	(13)	24
Net (loss) income attributable to Bausch Health Companies Inc.	$(378)	$399	$(777)	$(553)	$185	$(738)
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
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
Our revenues were $2,238 million and $2,046 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $192 million, or 9%. The increase was primarily due to: (i) an increase in net realized pricing of $98 million attributable to all our segments, (ii) an increase in volumes of $77 million attributable to our Salix, Bausch + Lomb and Solta Medical segments, (iii) incremental sales attributable to acquisitions of $15 million and (iv) the favorable impact of foreign currencies of $6 million, primarily in Europe and Asia, partially offset by the impact of divestitures and discontinuations of $4 million.
The changes in our segment revenues and segment profits for the three months ended September 30, 2023, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits.”

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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
	2023		2022
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,696	100.0%	$3,456	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	160	4.3%	149	4.3%
Returns	24	0.6%	24	0.7%
Rebates	707	19.2%	676	19.5%
Chargebacks	525	14.2%	528	15.3%
Distribution fees	67	1.8%	57	1.6%
Total provisions	1,483	40.1%	1,434	41.4%
Net product sales	2,213	59.9%	2,022	58.6%
Other revenues	25		24
Revenues	$2,238		$2,046
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 40.1% and 41.4% for the three months ended September 30, 2023 and 2022, respectively, a decrease of 1.3 percentage points due primarily to the following factors:
•returns as a percentage of gross product sales remain below 1% as the Company continues to focus on maximizing operational efficiencies and actions to reduce product returns, including, but not limited to: (i) monitoring and reducing customer inventory levels, (ii) maintaining disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving the sales return experience;
•rebates as a percentage of gross product sales were lower primarily due to an increase in gross product sales and were offset by higher rebate rates for certain branded products such as Xifaxan®, Trulance® and Jublia®;
•chargebacks as a percentage of gross product sales were lower primarily due to lower gross product sales of certain generic products such as Nifediac and certain branded generics such as Clindagel® AG. These decreases were partially offset by: (i) higher chargeback rates for certain generics and branded generics, (ii) increased volumes for our GI product Xifaxan® and (iii) increased gross product sales and a higher chargeback rate for our neurology product Librax®; and
•distribution service fees as a percentage of gross product sales were higher as the impact of higher volumes for our GI products Xifaxan® and Trulance® were partially offset by the impact of lower volumes for certain of our dermatology products such as Retin-A® Cream and our GI product Uceris® Tablets. Price appreciation credits are offset against distribution service fees when due to wholesalers. There were no price appreciation credits for the three months ended September 30, 2023 and 2022.
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
Cost of goods sold was $612 million and $573 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $39 million, or 7%. The increase was primarily driven by: (i) the increase in volumes as previously discussed, and (ii) the unfavorable impact of foreign currencies, partially offset by favorable manufacturing variances.
Cost of goods sold as a percentage of product sales revenue were 27.7% and 28.3% for the three months ended September 30, 2023 and 2022, respectively, a decrease of 0.6 percentage points. Cost of goods sold as a percentage of product sales revenue was unfavorably impacted by: (i) changes in product mix and (ii) the unfavorable impact of foreign currencies, partially offset by: (i) higher net realized pricing, as discussed above and (ii) favorable manufacturing variances.
Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs. The Company has incurred, and expects to continue to incur, incremental costs with respect to the B+L Separation. During 2022, the Company also incurred incremental costs indirectly related to the suspended Solta IPO. These separation-related and IPO-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs, (iii) costs associated with facility relocation and/or modification and (iv) research and development costs.
SG&A expenses were $715 million and $661 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $54 million, or 8%. The increase was primarily attributable to higher: (i) selling, advertising and promotion expenses, (ii) professional services and (iii) compensation, partially offset by a decrease in certain administrative expenses.
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
R&D expenses were $153 million and $133 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $20 million, or 15%. The increase was primarily attributable to higher spend on certain Salix projects. R&D expenses as a percentage of Product sales were approximately 7% for each of the three months ended September 30, 2023 and 2022.

Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 1 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $253 million and $290 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $37 million. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2023.
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
Goodwill impairments were $402 million and $119 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $283 million.
2023 Assessment. Through the nine months ended September 30, 2023, the Dermatology and Neurology reporting units had performed largely in line with the forecasted results used in their long term forecasts as of September 30, 2022 and October 1, 2022, respectively, when a fair value quantitative test for each of these reporting units was last performed. During the third quarter of 2023, for reasons discussed in Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements, the Company’s preliminary assessment of future business performance indicated that the future financial results of these reporting units were expected to be below the assumptions used in their last quantitative fair value tests. After considering the limited headroom as a result of the impairment to goodwill of the Dermatology reporting unit (September 30, 2022) and the Neurology reporting unit (October 1, 2022) when last tested, the Company determined that these changes in facts and circumstances, as well as increases in market interest rates during the three months ended September 30, 2023, suggested that the fair values of these reporting units could be less than their respective carrying amounts, and therefore a quantitative fair value test for each of these reporting units was performed.
The quantitative fair value tests utilized the Company’s most recent cash flow projections for the Dermatology and Neurology reporting units as revised in the third quarter of 2023 which reflected current market conditions and current trends in business performance. The quantitative fair value tests utilized long-term growth rates of 0.0% and -2.5% and discount rates of 10.75% and 10.50% for the Dermatology and Neurology reporting units, respectively. Based on the quantitative fair value tests, the carrying values of the Dermatology and Neurology reporting units exceeded their fair values at September 30, 2023 by $151 million and $251 million, respectively, and we recognized goodwill impairments of $402 million.
2022 Assessment. As a result of an impairment to the goodwill of the Dermatology reporting unit recognized in second quarter of 2022, the reporting unit had no headroom as calculated on June 30, 2022. We considered the increases in interest rates, higher than expected inflation in the U.S. and other macroeconomic factors which would impact the key assumptions used to value the Dermatology reporting unit at June 30, 2022 (the last time goodwill of the Dermatology reporting unit was tested). We believed these facts and circumstances suggest the fair value of the Dermatology reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test utilized the Company’s then most recent cash flow projections as revised in the third quarter of 2022 which reflected current market conditions and current trends in business performance. The Company updated revenue assumptions for a certain product and other products reaching LOE and updated its assumptions regarding selling, advertising and promotion investments. The Company also increased the discount rate used in the valuation of the reporting unit from 10.0% utilized in the June 30, 2022 testing to 10.5% utilized in the September 30, 2022 testing which reflected the increases in market interest rates. The Company did not change its long-term growth rate assumption of 1%. Based on the quantitative fair value test, the carrying value of the Dermatology reporting unit exceeded its fair value at September 30, 2022, and we recognized a goodwill impairment of $119 million.

See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements and “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” for further details related to our goodwill.
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
Asset impairments were not material for the three months ended September 30, 2023 and 2022.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, Integration, Separation and IPO Costs
Restructuring, integration, separation and IPO costs were $14 million and $10 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $4 million.
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
Restructuring and integration costs were $12 million and $3 million for the three months ended September 30, 2023 and 2022, respectively. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation and IPO Costs
The Company has incurred, and expects to continue to incur costs associated with activities relating to the B+L Separation. In 2022, the Company also incurred costs associated with activities relating to the Solta IPO, which was suspended in June 2022. These B+L Separation and Solta IPO activities include: (i) separating the Bausch + Lomb and, in 2022, Solta Medical businesses from the remainder of the Company, (ii) completing the B+L IPO and, in 2022, preparing for the suspended Solta IPO and (iii) the actions necessary for Bausch + Lomb to become an independent publicly traded entity. Separation and IPO costs are incremental costs directly related to the ongoing B+L Separation and, in 2022, the suspended Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for Bausch + Lomb. Separation and IPO costs were approximately $2 million and $7 million for the three months ended September 30, 2023 and 2022, respectively. The extent and timing of future charges of these costs to complete the B+L Separation cannot be reasonably estimated at this time and could be material.
See Note 5, “RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.

Other Expense, Net
Other Expense, Net for the three months ended September 30, 2023 and 2022 consists of the following:

	Three Months Ended September 30,
(in millions)	2023	2022
Litigation and other matters	$24	$—
Acquisition-related contingent consideration	26	4
Gain on sale of assets, net	(5)	—
Acquisition-related transaction costs	15	—
	$60	$4
Acquisition-related contingent consideration for the three months ended September 30, 2023, primarily includes adjustments for changes in estimates in the timing and amounts of the future royalty and milestone payments related to certain branded products.
Acquisition-related transaction costs for the three months ended September 30, 2023, primarily include transaction costs attributable to the acquisitions of XIIDRA® and the Blink® Product line by Bausch + Lomb.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization and write-off of debt discounts, premiums and debt issuance costs under our credit facilities and notes as well as the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company’s cross-currency swaps.
Interest expense was $339 million and $385 million, and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $28 million and $22 million, for the three months ended September 30, 2023 and 2022, respectively. Interest expense for the three months ended September 30, 2023 decreased $46 million, or 12%, as compared to the three months ended September 30, 2022, primarily due to the accounting for contractual interest payments on the New Secured Notes, portions of which are recorded as a reduction of related premiums and not as interest expense, which had the impact of reducing interest expense by $73 million relative to contractual interest cost, partially offset by higher interest rates.
The weighted average stated rate of interest as of September 30, 2023 and 2022 was 8.05% and 7.24%, respectively. The increase in the weighted average stated rate of interest of 81 bps is primarily attributable to the New Secured Notes and higher interest rates on our variable rate debt. Due to the accounting treatment for the New Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements and the section titled “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” for further details.
Gain on Extinguishment of Debt
Gain on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. There was no gain on extinguishment of debt for the three months ended September 30, 2023. Gain on extinguishment of debt was $570 million for the three months ended September 30, 2022 and was attributable to the Exchange Offer. See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details.

Foreign Exchange and Other
Foreign exchange and other primarily includes: (i) transaction gains/losses on intercompany balances and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Foreign exchange and other was a loss of $7 million for the three months ended September 30, 2023, as compared to a gain of $7 million for the three months ended September 30, 2022, an unfavorable net change of $14 million, primarily due to: (i) transaction gains/losses on intercompany balances and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Income Taxes
Provision for income taxes was $56 million and $36 million for the three months ended September 30, 2023 and 2022, respectively, an unfavorable change of $20 million.
Our effective income tax rate for the three months ended September 30, 2023 differs from the statutory Canadian income tax rate primarily due to: (i) the tax provision generated from our annualized mix of earnings by jurisdiction, (ii) the recording of valuation allowances on entities for which no tax benefit of losses is expected and (iii) the discrete treatment of certain tax matters, primarily related to changes in uncertain tax positions.
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
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Pharmaceuticals products.
Segment profit is based on operating income after the elimination of intercompany transactions, including between Bausch + Lomb and other segments. Certain costs such as Amortization of intangible assets, Asset impairments, Goodwill impairments, Restructuring, integration, separation and IPO costs and Other (income) expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 18, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements for a reconciliation of segment profit to (Loss) income before income taxes.

The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended September 30, 2023 and 2022. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023		2022		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$614	27%	$544	27%	$70	13%
International	275	12%	250	12%	25	10%
Solta Medical	83	4%	72	4%	11	15%
Diversified	259	12%	238	12%	21	9%
Bausch + Lomb	1,007	45%	942	45%	65	7%
Total revenues	$2,238	100%	$2,046	100%	$192	9%

Segment Profits / Segment Profit Margins
Salix	$429	70%	$391	72%	$38	10%
International	91	33%	85	34%	6	7%
Solta Medical	33	40%	33	46%	—	—%
Diversified	172	66%	151	63%	21	14%
Bausch + Lomb	244	24%	226	24%	18	8%
Total segment profits	$969	43%	$886	43%	$83	9%
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

The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for the three months ended September 30, 2023 and 2022 by segment.

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$614	$—	$—	$614	$544	$—	$544	$70	13%
International	275	(17)	—	258	250	(1)	249	9	4%
Solta Medical	83	1	—	84	72	—	72	12	17%
Diversified	259	—	—	259	238	—	238	21	9%
Bausch + Lomb	1,007	10	(15)	1,002	942	(3)	939	63	7%
Total	$2,238	$(6)	$(15)	$2,217	$2,046	$(4)	$2,042	$175	9%
Salix Segment:
Salix Segment Revenue
The Salix segment includes our Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 80% of the Salix segment revenues for each of the three months ended September 30, 2023 and 2022. No other single product group represents 10% or more of the Salix segment product sales. Salix segment revenue for the three months ended September 30, 2023 and 2022 was $614 million and $544 million, respectively, an increase of $70 million, or 13%. The increase is primarily attributable to increases in: (i) volumes of $45 million, primarily driven by wholesaler stocking patterns associated with certain products including Xifaxan® and (ii) net realized pricing of $25 million.
Salix Segment Profit
The Salix segment profit for the three months ended September 30, 2023 and 2022 was $429 million and $391 million, respectively, an increase of $38 million, or 10%. The increase was primarily driven by an increase in contribution attributable to the increase in revenues, as previously discussed, partially offset by higher: (i) R&D expenses, including expenses for our global RED-C program, as previously discussed, (ii) advertising and promotion primarily due to increased Xifaxan® investments and (iii) selling expenses.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $275 million and $250 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $25 million, or 10%. The increase was primarily attributable to: (i) the favorable impact of foreign currencies of $17 million and (ii) an increase in net realized pricing of $12 million, partially offset by: (i) a decrease in volumes of $3 million and (ii) the impact of divestitures and discontinuations of $1 million.
International Segment Profit
The International segment profit for the three months ended September 30, 2023 and 2022 was $91 million and $85 million, respectively, an increase of $6 million, or 7%. The increase was primarily driven by: (i) lower manufacturing variances and (ii) the favorable impact of foreign currencies, partially offset by the increase in advertising and promotion.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for approximately 84% and 81% of the Solta Medical segment revenues for the three months ended September 30, 2023 and 2022, respectively. The Solta Medical segment revenue for the three months ended September 30, 2023 and 2022 was $83 million and $72 million, respectively, an increase of $11 million, or 15%. The increase was primarily attributable to: (i) an increase in volumes of $10 million and (ii) an increase in net realized pricing of $2 million, partially offset by the unfavorable impact of foreign currencies of $1 million. The increase in volumes is attributable in part to the impact of the COVID-19 pandemic restrictions in China for the three months ended September 30, 2022.

Solta Medical Segment Profit
The Solta Medical segment profit for each of the three months ended September 30, 2023 and 2022 was $33 million. Segment profit was flat as the increase in revenues was offset by the impact of increased selling, general and administrative expenses.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the three months ended September 30, 2023 and 2022 was $259 million and $238 million, respectively, an increase of $21 million, or 9%. The increase was primarily driven by increased net realized pricing of $37 million, in our Dermatology, Generics and Neurology businesses, partially offset by decrease in volumes of $16 million.
Diversified Segment Profit
The Diversified segment profit for the three months ended September 30, 2023 and 2022 was $172 million and $151 million, respectively, an increase of $21 million, or 14%. The increase was primarily driven by higher contribution attributable to the increase in revenues, as previously discussed, partially offset by higher advertising and promotion expenses.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $1,007 million and $942 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $65 million, or 7%. The increase was attributable to: (i) an increase in volumes of $41 million, across all the Bausch + Lomb businesses, (ii) an increase in net realized pricing of $22 million primarily driven by the Vision Care business and (iii) incremental sales attributable to acquisitions of $15 million, primarily driven by the acquisition of the Blink® Product Line in July 2023, partially offset by: (i) the unfavorable impact of foreign currencies of $10 million, primarily in Asia and (ii) the impact of divestitures and discontinuations of $3 million.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the three months ended September 30, 2023 and 2022 was $244 million and $226 million, respectively, an increase of $18 million, or 8%. The increase was primarily driven by higher contribution, attributable to the increase in volume and pricing, as previously discussed, partially offset by an increase in selling expenses and advertising and promotion expenses due to product launches during the quarter.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Revenues
Our revenue was $6,349 million and $5,931 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $418 million, or 7%. The increase was primarily due to: (i) an increase in volumes of $297 million attributable to our Bausch + Lomb, Salix, Solta Medical and International segments, (ii) an increase in net realized pricing of $168 million across all our segments and (iii) incremental sales attributable to acquisitions of $19 million, partially offset by: (i) the unfavorable impact of foreign currencies of $51 million, primarily in Asia and Europe and (ii) the impact of divestitures and discontinuations of $15 million.
The changes in our segment revenues and segment profits for the nine months ended September 30, 2023, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.

Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023		2022
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$10,616	100.0%	$10,001	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	457	4.3%	427	4.3%
Returns	103	1.0%	84	0.8%
Rebates	2,071	19.5%	1,912	19.1%
Chargebacks	1,514	14.2%	1,556	15.6%
Distribution fees	190	1.8%	165	1.6%
Total provisions	4,335	40.8%	4,144	41.4%
Net product sales	6,281	59.2%	5,857	58.6%
Other revenues	68		74
Revenues	$6,349		$5,931
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 40.8% and 41.4% for the nine months ended September 30, 2023 and 2022, respectively, a decrease of 0.6 percentage points and includes:
•discounts and allowances as a percentage of gross product sales were unchanged primarily due to increases in gross product sales of certain branded products such as Xifaxan® and Trulance® and our branded generic Diastat® AG;
•returns were higher primarily due to reductions in 2022 of the estimates of variable consideration for sales returns related to past sales. The Company continues to focus on maximizing operational efficiencies and actions to reduce product returns, including, but not limited to: (i) monitoring and reducing customer inventory levels, (ii) maintaining disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving the sales return experience;
•rebates as a percentage of gross product sales were higher primarily due to an increase in gross product sales and higher rebate rates for certain branded products such as Xifaxan®, Trulance®, Jublia® and Arazlo®, partially offset by lower gross product sales for certain branded products such as Retin-A® Microsphere .06%, Retin-A® Cream and Retin-A® Microsphere .08%;
•chargebacks as a percentage of gross product sales were lower primarily due to lower gross product sales of certain generic products such as Nifediac and certain branded generics such as Apriso® AG, Targretin® AG, Syprine® AG and Cuprimine® AG. These decreases were partially offset by: (i) increased gross product sales of our GI products Xifaxan® and Glumetza® SLX and (ii) higher chargeback rates for certain generics and branded generics; and
•distribution service fees as a percentage of gross product sales were higher primarily due to higher gross product sales of certain branded products such as Xifaxan® and Trulance®. Price appreciation credits are offset against distribution service fees when due to wholesalers. There were no price appreciation credits for the nine months ended September 30, 2023 and 2022.
Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $1,824 million and $1,677 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $147 million, or 9%. The increase was primarily driven by: (i) the increase in volumes as previously discussed, and (ii) charges related to the Injector recall, as discussed below, partially offset by: (i) lower manufacturing variances and (ii) the favorable impact of foreign currencies.

Cost of goods sold as a percentage of product sales revenue was 29.0% and 28.6% for the nine months ended September 30, 2023 and 2022, respectively, an increase of 0.4 percentage points. Costs of goods sold as a percentage of Product sales revenue was unfavorably impacted by: (i) changes in product mix and (ii) inflationary pressures, partially offset by higher net realized pricing, as discussed above.
In May 2023 we initiated a voluntary recall in EMEA and Canada of our Emerade epinephrine auto-injectors (0.3 mg and 0.5 mg) (the “Injector”) used to deliver an emergency treatment of epinephrine to patients who are at risk of serious allergic reactions (anaphylaxis). The recall resulted in inventory provisions of approximately $9 million, product return provisions of approximately $2 million and other costs of approximately $3 million for the nine months ended September 30, 2023. It is possible that additional charges may be incurred based on future developments associated with this voluntary recall.
Selling, General and Administrative Expenses
SG&A expenses were $2,151 million and $1,959 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $192 million, or 10%. The increase was primarily attributable to higher: (i) compensation, (ii) selling, advertising and promotion expenses and (iii) certain administrative expenses. These increases were partially offset by: (i) lower professional fees associated with the separation of certain functions in connection with the B+L Separation and (ii) the favorable impact of foreign currencies.
Research and Development
R&D expenses were $452 million and $387 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $65 million, or 17%. R&D expenses as a percentage of Product sales were approximately 7% for each of the nine months ended September 30, 2023 and 2022. The increase was primarily due to higher spend on certain Salix projects.
Amortization of Intangible Assets
Amortization of intangible assets was $795 million and $902 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $107 million, or 12%. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2023.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our intangible assets.
Goodwill Impairments
Goodwill impairments were $402 million and $202 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $200 million.
2023 Assessment. Through the nine months ended September 30, 2023, the Dermatology and Neurology reporting units had performed largely in line with the forecasted results used in their long term forecasts as of September 30, 2022 and October 1, 2022, respectively, when a fair value quantitative test for each of these reporting units was last performed. During the third quarter, we continued to monitor the market conditions impacting the Dermatology and Neurology reporting units and determined that facts and circumstances suggest the fair value of the Dermatology and Neurology reporting units could be less than their respective carrying amounts, and therefore a quantitative fair value test was performed for each of these reporting units. Based on the quantitative fair value tests, the carrying values of the Dermatology and Neurology reporting units exceeded their fair values at September 30, 2023 by $151 million and $251 million, respectively, and accordingly, we recognized goodwill impairments of $402 million in the third quarter of 2023.
2022 Assessment. During the three months ended June 30, 2022, increases in interest rates and, to a lesser extent, higher than expected inflation in the U.S. and other macroeconomic factors impacted key assumptions used to value the Dermatology reporting unit at March 31, 2022 (the last time goodwill of the Dermatology reporting unit was tested). Given the limited headroom of the Dermatology reporting unit as calculated on March 31, 2022, the Company believed that these facts and circumstances suggest the fair value of the Dermatology reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
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
During the third quarter of 2022 we continued to monitor the market conditions impacting the Dermatology reporting unit and determined that facts and circumstances suggest the fair value of the Dermatology reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit. Based on the quantitative fair value test, the carrying value of the Dermatology reporting unit exceeded its fair value at September 30, 2022, and we recognized a goodwill impairment of $119 million.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements and “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” for further details related to our goodwill.
Asset impairments
Asset impairments were $54 million and $15 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $39 million. Asset impairments for the nine months ended September 30, 2023 includes: (i) $37 million related to the impairment to the intangible assets associated with our Uceris® Foam product as discussed below, (ii) impairments of $8 million, in aggregate, attributable to certain trade names no longer in use and (iii) impairments of $9 million, in aggregate related to the discontinuance of certain product lines.
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
Asset impairments for the nine months ended September 30, 2022 include: (i) impairments of $10 million, in aggregate, due to decreases in forecasted sales of certain product lines and (ii) impairments of $5 million, in aggregate, related to the discontinuance of certain product lines.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, Integration, Separation and IPO Costs
Restructuring, integration, separation and IPO costs were $40 million and $58 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $18 million.
Restructuring and Integration Costs
Restructuring and integration costs were $37 million and $28 million for the nine months ended September 30, 2023 and 2022, respectively. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation and IPO Costs
Separation and IPO costs were $3 million and $30 million for the nine months ended September 30, 2023 and 2022, respectively. The extent and timing of future charges of these costs to complete the B+L Separation cannot be reasonably estimated at this time and could be material.
See Note 5, “RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.

Other Expense, Net
Other expense, net for the nine months ended September 30, 2023 and 2022 consists of the following:

	Nine Months Ended September 30,
(in millions)	2023	2022
Litigation and other matters	$(55)	$7
Acquisition-related contingent consideration	40	2
Gain on sale of assets, net	(4)	(3)
Acquired in-process research and development costs	—	1
Acquisition-related transaction costs	18	—
Other, net	1	(1)
	$—	$6
For the nine months ended September 30, 2023, the Litigation and other matters primarily relates to insurance recoveries associated with certain legacy litigation matters.
As a result of revisions to an existing royalty agreement of certain branded products during the nine months ended September 30, 2023, the Company has revised its long-term sales forecast for those products. Acquisition-related contingent consideration for the nine months ended September 30, 2023, primarily includes adjustments for changes in estimates in the timing and amounts of the future royalty and milestone payments related to those branded products.
Acquisition-related transaction costs for the nine months ended September 30, 2023, primarily include transaction costs attributable to the acquisitions of XIIDRA® and the Blink® Product line by Bausch + Lomb.
Non-Operating Income and Expense
Interest Expense
Interest expense was $965 million and $1,157 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $51 million and $86 million for the nine months ended September 30, 2023 and 2022, respectively. Interest expense decreased $192 million, or 17%, primarily due to the accounting for contractual interest payments on the New Secured Notes, portions of which are recorded as a reduction of related premiums and not as interest expense, which had the impact of reducing interest expense by $221 million relative to contractual interest cost, partially offset by higher interest rates.
The weighted average stated rate of interest as of September 30, 2023 and 2022 was 8.05% and 7.24%, respectively. The increase in the weighted average stated rate of interest of 81 bps is primarily attributable to the New Secured Notes and higher interest rates on our variable rate debt. Due to the accounting treatment for the New Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Gain on Extinguishment of Debt
There was no gain on extinguishment of debt for the nine months ended September 30, 2023. Gain on extinguishment of debt was $683 million for the nine months ended September 30, 2022.

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
During June 2022, through a series of transactions, we repurchased and retired outstanding senior unsecured notes with an aggregate par value of $481 million in the open market for approximately $300 million using: (i) the net proceeds from the partial exercise of the over-allotment option in the B+L IPO by the underwriters, after deducting underwriting commissions, (ii) amounts available under our revolving credit facility and (iii) cash on hand. The senior unsecured notes retired had maturities of January 2028 through February 2031 and had a weighted average interest rate of approximately 5.35%. As a result of these transactions, we recognized a gain on the extinguishment of debt of approximately $176 million, net of write offs of debt premiums, discounts and deferred issuance costs, representing the differences between the amounts paid to retire the senior unsecured notes and their carrying value.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a loss of $38 million for the nine months ended September 30, 2023, as compared to a gain of $4 million for the nine months ended September 30, 2022, an unfavorable net change of $42 million, primarily due to: (i) transaction gains/losses on intercompany balances and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Income Taxes
Provision for income taxes was $181 million and $30 million for the nine months ended September 30, 2023 and 2022, respectively, an unfavorable change of $151 million. Our effective income tax rate for the nine months ended September 30, 2023 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowances on entities for which no tax benefit of losses is expected, (ii) the tax provision generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to: (a) final and potential settlements of various tax audits accrued in the nine months ended September 30, 2023, (b) changes in uncertain tax positions, (c) income tax expense associated with the establishment of a valuation allowance against deferred tax assets of B+L’s Canadian parent and (d) income tax expense associated with stock compensation.
Our effective income tax rate for the nine months ended September 30, 2022 differs from the statutory Canadian income tax rate primarily due to: (i) the tax provision generated from our annualized mix of earnings by jurisdiction, (ii) the recording of valuation allowances on entities for which no tax benefit of losses is expected and (iii) the discrete treatment of certain tax matters, primarily related to: (a) a net income tax benefit associated with certain legal settlements, (b) changes in uncertain tax positions, (c) the tax provision related to potential and recognized withholding tax on intercompany dividends, (d) adjustments for book to income tax return provisions and (e) income tax expense associated with stock compensation.
See Note 15, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.

Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the nine months ended September 30, 2023 and 2022. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023		2022		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$1,667	26%	$1,509	25%	$158	10%
International	781	12%	727	12%	54	7%
Solta Medical	244	4%	201	3%	43	21%
Diversified	684	11%	722	13%	(38)	(5)%
Bausch + Lomb	2,973	47%	2,772	47%	201	7%
Total revenues	$6,349	100%	$5,931	100%	$418	7%

Segment Profits / Segment Profit Margins
Salix	$1,129	68%	$1,067	71%	$62	6%
International	236	30%	242	33%	(6)	(2)%
Solta Medical	114	47%	88	44%	26	30%
Diversified	417	61%	450	62%	(33)	(7)%
Bausch + Lomb	699	24%	640	23%	59	9%
Total segment profits	$2,595	41%	$2,487	42%	$108	4%
The following table presents organic revenue (non-GAAP) and the year-over-year changes in organic revenue (non-GAAP) for the nine months ended September 30, 2023 and 2022 by segment. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “Reportable Segment Revenues and Profits”.

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$1,667	$—	$—	$1,667	$1,509	$—	$1,509	$158	10%
International	781	(15)	—	766	727	(8)	719	47	7%
Solta Medical	244	7	—	251	201	—	201	50	25%
Diversified	684	—	—	684	722	—	722	(38)	(5)%
Bausch + Lomb	2,973	59	(19)	3,013	2,772	(7)	2,765	248	9%
Total	$6,349	$51	$(19)	$6,381	$5,931	$(15)	$5,916	$465	8%
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 80% of the Salix segment revenues for each of the nine months ended September 30, 2023 and 2022. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the nine months ended September 30, 2023 and 2022 was $1,667 million and $1,509 million, respectively, an increase of $158 million, or 10%. The increase was primarily attributable to increases in: (i) volumes of $119 million, which reflected growth and underlying demand as well as the impact of a benefit in the third quarter from wholesaler stocking patterns associated with certain products including Xifaxan® and (ii) net realized pricing of $39 million.

Salix Segment Profit
The Salix segment profit for the nine months ended September 30, 2023 and 2022 was $1,129 million and $1,067 million, respectively, an increase of $62 million, or 6%. The increase was primarily driven by an increase in contribution attributable to the increase in revenues, as previously discussed, partially offset by higher: (i) R&D expenses, including for our global RED-C program, as previously discussed, (ii) advertising and promotion, primarily due to increased Xifaxan® investments and (iii) selling expenses.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $781 million and $727 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $54 million, or 7%. The increase was primarily attributable to: (i) an increase in net realized pricing of $34 million, (ii) the favorable impact of foreign currencies of $15 million and (iii) an increase in volumes of $13 million, partially offset by the impact of divestitures and discontinuations of $8 million. Revenues for the nine months ended September 30, 2022, also reflect charges of $13 million representing a change in estimated future returns in one market, driven by lower estimated demand following the easing of local COVID-19 lockdown restrictions as well as a change in distributors.
International Segment Profit
The International segment profit for the nine months ended September 30, 2023 and 2022 was $236 million and $242 million, respectively, a decrease of $6 million, or 2%. The decrease was primarily attributable to an increase in: (i) advertising and promotion expenses and (ii) selling expenses, partially offset by: (i) lower manufacturing variances and (ii) the favorable impact of foreign currencies.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for approximately 82% and 76% of the Solta Medical segment revenues for the nine months ended September 30, 2023 and 2022, respectively. No other single product group represents 10% or more of the Solta Medical segment revenues. The Solta Medical segment revenue for the nine months ended September 30, 2023 and 2022 was $244 million and $201 million, respectively, an increase of $43 million, or 21%. The increase was attributable to: (i) an increase in volumes of $46 million and (ii) an increase in net realized pricing of $4 million, partially offset by the unfavorable impact of foreign currencies of $7 million. The increase in volumes is attributable in part to the impact of the COVID-19 pandemic restrictions in China for the nine months ended September 30, 2022, on our revenues for the Asia-Pacific region.
Solta Medical Segment Profit
The Solta Medical segment profit for the nine months ended September 30, 2023 and 2022 was $114 million and $88 million, respectively, an increase of $26 million, or 30%. The increase is driven by the increase in contribution attributable to the increase in revenues as previously discussed, partially offset by: (i) the unfavorable impact of foreign currencies and (ii) higher selling expenses.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the nine months ended September 30, 2023 and 2022 was $684 million and $722 million, respectively, a decrease of $38 million, or 5%. The decrease was primarily driven by decrease in volumes of $48 million, primarily in our Neurology and Dermatology businesses, partially offset by an increase in net realized pricing of $10 million, primarily in our Dermatology and Neurology businesses.
Diversified Segment Profit
The Diversified segment profit for the nine months ended September 30, 2023 and 2022 was $417 million and $450 million, respectively, a decrease of $33 million, or 7% and was primarily driven by lower contribution attributable to the net decrease in revenues, as previously discussed, partially offset by lower: (i) selling, general and administrative expenses and (ii) advertising and promotion expenses.

Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $2,973 million and $2,772 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $201 million, or 7.0%. The increase was primarily attributable to: (i) an increase in volumes of $167 million across all the Bausch + Lomb businesses, (ii) an increase in net realized pricing of $81 million, primarily driven by the Vision Care business and (iii) incremental sales attributable to acquisitions of $19 million, primarily driven by the acquisition of the Blink® Product Line in July 2023. The increase in revenue was partially offset by: (i) the unfavorable impact of foreign currencies of $59 million, primarily in Asia and Europe and (ii) the impact of divestitures and discontinuations of $7 million.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the nine months ended September 30, 2023 and 2022 was $699 million and $640 million, respectively, an increase of $59 million, or 9%. The increase was primarily driven by higher contribution, attributable to the increase in revenues, as previously discussed, partially offset by: (i) increased cost of goods sold, driven by inflationary pressures and higher manufacturing ramp-up costs of Daily SiHy lenses during the first half of 2023, (ii) selling expenses attributable to increased distribution costs and (iii) higher advertising and promotion expenses.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
(in millions)	2023	2022	Change
Net (loss) income	$(564)	$198	$(762)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	1,618	(1,027)	2,645
Cash provided by (used in) operating activities before changes in operating assets and liabilities	1,054	(829)	1,883
Changes in operating assets and liabilities	(412)	(374)	(38)
Net cash provided by (used in) operating activities	642	(1,203)	1,845
Net cash used in investing activities	(1,997)	(167)	(1,830)
Net cash provided by (used in) financing activities	1,554	(198)	1,752
Effect of exchange rate changes on cash, cash equivalents and other	(10)	(54)	44
Net increase (decrease) in cash, cash equivalents, restricted cash and other settlement deposits	189	(1,622)	1,811
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	591	2,119	(1,528)
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$780	$497	$283
Operating Activities
Net cash provided by operating activities was $642 million for the nine months ended September 30, 2023, as compared to net cash used in operating activities of $1,203 million for the nine months ended September 30, 2022, an increase of $1,845 million. The increase was attributable to the increase in Cash provided by operating activities before changes in operating assets and liabilities, partially offset by the reduction in cash from Changes in operating assets and liabilities.
Cash provided by operating activities before changes in operating assets and liabilities was $1,054 million for the nine months ended September 30, 2023 as compared to cash used in operating activities before changes in operating assets and liabilities of $829 million for the nine months ended September 30, 2022, an increase of $1,883 million. The increase is primarily attributable to: (i) a decrease in payments of accrued legal settlements related to the Securities Class Action Settlement, the Glumetza Antitrust Litigation and a RICO class action matter paid during 2022, (ii) insurance recoveries regarding certain legacy litigation matters received in 2023, (iii) changes in business performance and (iv) lower payments of interest included in Operating activities as, due to the accounting treatment for the Exchange Offer, the portion of contractual interest payments on the New Secured Notes which reduce the premium on the New Secured Notes is reported as a Financing activity. During the nine months ended September 30, 2023, contractual interest payments on the New Secured Notes allocated to the reduction of the recorded premium were $174 million and are included in Cash flows from financing activities.

Changes in operating assets and liabilities resulted in a net decrease in cash of $412 million for the nine months ended September 30, 2023, as compared to $374 million for the nine months ended September 30, 2022, a decrease of $38 million. During the nine months ended September 30, 2023, Changes in operating assets and liabilities were negatively impacted by: (i) an increase in inventories of $222 million, (ii) increases in trade receivables of $176 million and (iii) the timing of other payments in the ordinary course of business of $14 million. During the nine months ended September 30, 2022, Changes in operating assets and liabilities were negatively impacted by: (i) an increase in inventories of $194 million, (ii) the timing of other payments in the ordinary course of business of $154 million, driven in part by the impact of the interest payments made on September 30, 2022 associated with the notes tendered in the Exchange Offer and (iii) increases in trade receivables of $26 million.
Investing Activities
Net cash used in investing activities was $1,997 million for the nine months ended September 30, 2023 and was primarily driven by payments of $1,887 million related to the XIIDRA Acquisition, the acquisition of the Blink® Product Line and the acquisition of AcuFocus, each as previously discussed, and purchases of property, plant and equipment of $117 million.
Net cash used in investing activities was $167 million for the nine months ended September 30, 2022 and was primarily driven by Purchases of property, plant and equipment of $152 million.
Financing Activities
Net cash provided by financing activities was $1,554 million for the nine months ended September 30, 2023 and was primarily driven (i) the issuance of long-term debt, net of $3,145 million, related to the B+L October 2028 Secured Notes and the B+L September 2028 Term Loan B Facility of $1,870 million, as discussed below, and borrowings under our Revolving Credit Facility of $615 million, (ii) borrowings under the AR Credit Facility of $350 million and (iii) borrowings under the B+L Revolving Credit Facility of $310 million, partially offset by the repayment of long-term debt of $1,507 million which includes the repayment of $1,220 million of amounts outstanding under our 2027 Revolving Credit Facility and B+L Revolving Credit Facility, the $174 million of contractual interest payments on the New Secured Notes allocated to the reduction of the recorded premiums, as discussed above, and payments of $113 million on the Term Loan B Facilities.
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
Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of September 30, 2023 includes $360 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.

Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $22,430 million and $20,766 million as of September 30, 2023 and December 31, 2022, respectively. Aggregate contractual principal amounts due under our debt obligations were $20,952 million and $19,110 million as of September 30, 2023 and December 31, 2022, respectively, an increase of $1,842 million.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional information regarding long term debt.
Senior Secured Credit Facilities under the B+L Credit Agreement
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “B+L Credit Agreement”, and the credit facilities thereunder, the “B+L Credit Facilities”). Prior to the September 2023 Credit Facility Amendment (as defined below), the Credit Agreement provided for a term loan of $2,500 million with a five-year term to maturity (the “B+L May 2027 Term Loan B Facility”) and a five-year revolving credit facility of $500 million (the “B+L Revolving Credit Facility”).
B+L 8.375% Senior Secured Notes and B+L Term Loan B Facility - September 2023 Financing
On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility secured on a pari passu basis with its existing B+L May 2027 Term Loan B Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “September 2023 Credit Facility Amendment”) to Bausch + Lomb’s existing Credit Agreement (the Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the “B+L Amended Credit Agreement”) and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the “B+L September 2028 Term Loan B Facility” and, together with the B+L May 2027 Term Loan B Facility and the B+L Revolving Credit Facility, the “ B+L Senior Secured Credit Facilities”). A portion of the proceeds from the B+L September 2028 Term Loan B Facility and the B+L October 2028 Secured Notes were used to finance the $1,750 million upfront payment related to the XIIDRA Acquisition (as discussed further in Note 4, “LICENSING AGREEMENTS AND ACQUISITIONS” to our unaudited interim Condensed Consolidated Financial Statements) and related acquisition and financing costs.
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L May 2027 Term Loan B Facility and B+L September 2028 Term Loan B Facility are denominated in U.S. dollars, and borrowings under the B+L Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of September 30, 2023, the B+L Revolving Credit Facility had $175 million of outstanding borrowings, $25 million of issued and outstanding letters of credit and $300 million of remaining availability.
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028. A portion of the proceeds from the B+L October 2028 Secured Notes, along with the proceeds of B+L September 2028 Term Loan B Facility, were used to finance the $1,750 million upfront payment related to the XIIDRA Acquisition (as discussed above) and related acquisition and financing costs. The B+L October 2028 Secured Notes accrue interest at a rate of 8.375% per year, payable semi-annually in arrears on each April 1 and October 1, commencing on April 1, 2024.
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
The original premium recorded on the New Secured Notes was $1,835 million, which will be reduced as contractual interest payments are made on the New Secured Notes. The portion of each contractual interest payment allocated to reduce the recorded premium is determined as the difference between the payment due and the calculated interest at the effective interest rate of the underlying carry amount of the associated note. During the nine months ended September 30, 2023, the Company made contractual interest payments of $200 million related to the New Secured Notes, of which $174 million was recorded as a reduction of the recorded premium.

The following table presents the future scheduled contractual interest payments of the New Secured Notes. Contractual interest payments will be allocated to the reduction of the recorded premium and interest expense as presented below. The amount of interest which reduces the recorded premium will be reported as a financing activity in the Condensed Consolidated Statements of Cash Flows.

(in millions)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Interest payments:
11.00% First Lien Secured Notes due 2028	$98	$195	$195	$195	$195	$195	$1,073
14.00% Second Lien Secured Notes due 2030	25	49	49	49	49	149	370
9.00% Intermediate Holdco Secured Notes due 2028	—	90	90	90	90	45	405
	$123	$334	$334	$334	$334	$389	$1,848
Interest payments recorded as:
Interest expense	$15	$39	$36	$34	$31	$32	$187
Reduction of recorded premium	108	295	298	300	303	357	1,661
	$123	$334	$334	$334	$334	$389	$1,848
Senior Unsecured Notes
The Senior Unsecured Notes (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements) issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2022 Amended Credit Agreement. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2022 Amended Credit Agreement. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. In connection with the closing of the B+L IPO, the discharge of the April 2025 Unsecured Notes Indenture and the related release under the 2022 Amended Credit Agreement described above, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $15,752 million and total liabilities of $8,337 million as of September 30, 2023, and revenues of $3,323 million and operating income of $85 million for the nine months ended September 30, 2023.
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
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional details.
Availability Under Revolving Credit Facilities
As of November 2, 2023, there were no outstanding borrowings, $23 million of issued and outstanding letters of credit and approximately $952 million of remaining availability under the 2027 Revolving Credit Facility.
As of November 2, 2023, we have $350 million of outstanding borrowings, in the aggregate, and the AR Facility Agreement provides for up to an additional $250 million of availability, subject to certain borrowing base tests.
As of November 2, 2023, there were $175 million of outstanding borrowings, $25 million of issued and outstanding letters of credit and $300 million of remaining availability under the B+L Revolving Credit Facility. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L Revolving Credit Facility are not available to fund the operations, investing and financing activities of any other subsidiaries of Bausch Health.

Covenant Compliance
As of September 30, 2023, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of this Form 10-Q.
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
The Company continues to take steps to seek to ensure continual compliance with its financial maintenance covenant and take other actions to reduce its debt levels and improve its capital structure to align with the Company’s long-term strategy. The Company may consider taking other actions, including divesting other businesses, refinancing debt, and issuing equity or equity-linked securities including secondary offerings of the common shares of Bausch + Lomb, as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenant and meeting its debt service obligations.
Weighted Average Interest Rate
The accounting for the Exchange Offer results in the New Secured Notes being carried at a premium relative to their principal amount and will result in no interest expense to be recorded in our financial statements for a significant portion of the New Secured Notes. Therefore, interest expense recorded in our financial statements will differ significantly from the contractual interest rates of the New Secured Notes and term loan facilities. The weighted average interest rate of our debt as reported in our financial statements and the weighted average stated rate of interest was 6.59% and 8.05%, respectively, as of September 30, 2023.
Focus on Capitalization of the Post-separation Entities
In connection with the B+L Separation, we have emphasized that it is important that the post-separation entities be appropriately capitalized, with appropriate leverage and with access to additional capital, if and when needed, to provide each entity with the ability to independently allocate capital to areas that will strengthen their own competitive positions in their respective lines of business and position each entity for sustainable growth. Therefore, we see the appropriate capitalization and leverage of these businesses post-separation as a key to bringing out additional value across our portfolio of assets and it continues to be a primary objective of our plan of separation.
Credit Rating
As of November 2, 2023, the credit ratings and outlook from Moody’s, Standard & Poor’s (“S&P’s”) and Fitch for certain outstanding obligations of the Company were as follows:

	Bausch Health Companies Inc.				Bausch + Lomb Corporation
Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook	Corporate Rating	Senior Secured Rating	Outlook
Moody’s	Caa2	Caa1	Ca	Negative		B1	Negative
Standard & Poor’s	CCC	CCC+	CCC-	Negative	B-	B-	Positive
Fitch	CCC	B	C	No Outlook	B-	BB-	Rating Watch Evolving

Bausch Health Companies Inc. - On October 3, 2023, Fitch lowered its senior unsecured rating to C.
Bausch + Lomb Corporation - There were no changes to the corporate credit ratings of Bausch + Lomb Corporation during the third quarter of 2023.
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
In addition to our working capital requirements, as of September 30, 2023, we expect our primary cash requirements during the remainder of 2023 to include:
•Debt repayments and interest payments—We anticipate making mandatory amortization and interest payments of approximately $481 million during the period October 1, 2023 through December 31, 2023. We have, and in the future may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash from operations and cash provided from the sale of common stock and additional debt financings in connection with the B+L Separation;
•Capital expenditures—We expect to make payments of approximately $105 million for property, plant and equipment during the period October 1, 2023 through December 31, 2023;
•Contingent consideration and milestone payments—We expect to make contingent consideration payments of approximately $55 million during the period October 1, 2023 through December 31, 2023. These payments include a $45 million payment in connection with Bausch + Lomb’s agreement with Novaliq GmbH for MIEBOTM (formerly known as NOV03), which was launched in the U.S. in the third quarter of 2023; and
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $2 million during the period October 1, 2023 through December 31, 2023.
Litigation Payments
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of September 30, 2023, the Company’s Condensed Consolidated Balance Sheet includes accrued loss contingencies of $348 million related to matters which are both probable and reasonably estimable, however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
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
Unrecognized Tax Benefits
As of September 30, 2023, the Company had unrecognized tax benefits totaling $924 million, of which, $4 million is expected to be realized in the next 12 months, however a reliable estimate of the period in which the remaining uncertain tax positions will be payable, if ever, cannot be made.
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
At October 27, 2023, we had 365,195,048 issued and outstanding common shares. In addition, as of October 27, 2023, we had outstanding 10,986,900 stock options and 8,964,950 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 588,259 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 1,176,518 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our financial statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC and the CSA on February 23, 2023, and determined that there were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2023.
Interim Goodwill Assessment
No events occurred or circumstances changed during the period of October 1, 2022 (the date of the last annual goodwill assessment) through September 30, 2023 that would indicate that the fair value of any reporting unit, other than the Dermatology and Neurology reporting units, might be below its carrying value.
Dermatology
As the Dermatology reporting unit was impaired on September 30, 2022, there was no difference between the carrying value of the Dermatology reporting unit and its fair value at that time. During the third quarter of 2023, as a result of lower realized pricing attributable to shifts in the coverage mix for certain products, discontinuation of certain products as a result of the impact of recent legislation, and revised expectations of future selling, advertising, and promotion costs required to mitigate further revenue erosion, our preliminary assessment of future business performance indicated that the reporting unit’s future financial results were expected to be below the assumptions used in the last quantitative fair value test. After considering the limited headroom as a result of the impairment to goodwill of the Dermatology reporting unit when last tested (September 30, 2022), we believed that these changes in facts and circumstances suggested the fair value of the Dermatology reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test utilized the Company’s most recent cash flow projections for the Dermatology reporting unit as revised in the third quarter of 2023 which reflected current market conditions and current trends in business performance. The quantitative fair value test utilized a long-term growth rate of 0.0% and a discount rate of 10.75%. Based on the quantitative fair value test, the carrying value of the Dermatology reporting unit exceeded its fair value at September 30, 2023, and we recognized a goodwill impairment of $151 million for the three months ended September 30, 2023.
Management estimates that a change in the discount rate of 0.25% or a change in the long-term growth rate of 1% would result in a change to the impairment to the Dermatology reporting unit of approximately $13 million and $26 million, respectively, with all other factors remaining constant.
Neurology
As the Neurology reporting unit was impaired on October 1, 2022, there was no difference between the carrying value of the Neurology reporting unit and its fair value at that time. During the third quarter of 2023, as a result of actions taken by management in response to changing market dynamics driven by recent legislation, including changes to the future expected commercial insurance coverage for certain key products, and a projected shift in the channels of business, our preliminary assessment of future business performance indicated that the reporting unit’s future financial results were expected to be below the assumptions used in the last quantitative fair value test. After considering the limited headroom as a result of the impairment to goodwill of the Neurology reporting unit when last tested (October 1, 2022), we believed that these facts and circumstances suggested the fair value of the Neurology reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test utilized the Company’s most recent cash flow projections for the Neurology reporting unit as revised in the third quarter of 2023 to reflect current market conditions and current trends in business performance. The quantitative fair value test utilized a long-term growth rate of -2.5% and a discount rate of 10.50%. Based on the quantitative fair value test, the carrying value of the Neurology reporting unit exceeded its fair value at September 30, 2023, and we recognized a goodwill impairment of $251 million for the three months ended September 30, 2023.
Management estimates that a change in the discount rate of 0.25% or a change in the long-term growth rate of 1% would result in a change to the impairment to the Neurology reporting unit of approximately $24 million and $33 million, respectively, with all other factors remaining constant.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected research and development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for this fiscal year and beyond; the Company’s plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in the 2022 Amended Credit Agreement, senior notes indentures and the AR Facility Agreement; the ability of our subsidiary, Bausch + Lomb, to comply with the financial and other covenants contained in the B+L Senior Secured Credit Facilities and the B+L October 2028 Secured Notes; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the impact of the COVID-19 pandemic; the anticipated impact from the ongoing conflict between Russia and Ukraine; and the Company’s plan to separate its eye health business, including the structure and timing of completing such separation transaction.

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
•actions, including inspections, by the FDA or other regulatory authorities with respect to our products or facilities;
•compliance with the legal and regulatory requirements of our marketed products;
•our substantial debt (and potential additional future indebtedness) and current and future debt service obligations, our ability to reduce our outstanding debt levels and the resulting impact on our financial condition, cash flows and results of operations;
•our ability to comply with the financial and other covenants contained in our senior notes indentures, the 2027 Revolving Credit Facility, the 2022 Amended Credit Agreement, the AR Credit Facility and other current or future credit and/or debt agreements or amendments thereto, including the ability of Bausch + Lomb to comply with its covenants and obligations under the B+L Senior Secured Credit Facilities and the B+L October 2028 Secured Notes, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional obligations we are able to incur pursuant to other covenants, our ability to draw under our 2027 Revolving Credit Facility, Bausch + Lomb’s ability to draw down under the revolving credit facility under the B+L Credit Agreement and restrictions on our ability to make certain investments and other restricted payments;
•any default under the terms of our senior notes indentures or the 2022 Amended Credit Agreement (and other current or future credit and/or debt agreements or amendments thereto) and our ability, if any, to cure or obtain waivers of such default;
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

•the risks and uncertainties relating to Bausch + Lomb’s recently completed acquisition of XIIDRA® and certain other assets, including risks relating to our increased levels of debt as a result of debt incurred to finance such acquisition and risks that Bausch + Lomb may not realize the expected benefits of the acquisition on a timely basis or at all, as well as risks associated with Bausch + Lomb’s guarantee of certain obligations of its acquiring affiliate pursuant to the terms of the XIIDRA Acquisition and potential liability for payment of related contingent consideration;

•the risks and uncertainties relating to Bausch + Lomb’s recent acquisition of the Blink® Product Line, including risks that Bausch + Lomb may not realize the expected benefits of the acquisition on a timely basis or at all;
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
•our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, limitations on the way we conduct business imposed by the covenants contained in our 2022 Amended Credit Agreement, AR Facility Agreement, the B+L Senior Secured Credit Facilities, our senior notes indentures, the senior notes indenture of B+L and the agreements governing our other indebtedness, and the impacts of the COVID-19 pandemic;
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
•the impact of the recent escalation in conflict in the Middle East, including attacks on Israel by Hamas and any related military conflict, including potential impact on our operations, sale of products and revenues in this region;
•the possibility that the unaudited pro forma financial information included in this Form 10-Q may not necessarily be indicative of what the consolidated results of operations would have been, had the XIIDRA Acquisition been completed on January 1, 2022 and may differ materially from the future results of operations of the combined company;
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
•our ability to successfully appeal the decision of the U.S. District Court for the District of Delaware in the Company’s lawsuit against Norwich in connection with Norwich’s ANDA and challenge Norwich’s lawsuit filed in the U.S. District Court for the District of Columbia against the FDA alleging that the FDA acted improperly by only granting tentative approval to Norwich’s ANDA, rather than final approval, in June 2023;
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
Interest Rate Risk
As of September 30, 2023, we had $15,115 million and $5,838 million in outstanding aggregate principal amount of fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of September 30, 2023 was $10,332 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $309 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $293 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-point increase in interest rates would have an annualized pre-tax effect of approximately $58 million in our Condensed Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Inflation Risk
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 17, “LEGAL PROCEEDINGS” to the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC and the CSA on February 23, 2023, as supplemented by risk factors disclosed in Item 1A, “Risk Factors”, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed on August 3, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended September 30, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

4.1
Indenture, dated as of September 29, 2023, by and among Bausch + Lomb Corporation, the guarantors party thereto and Citibank, N.A., acting through its agency and trust division, as trustee, and as notes collateral agent thereto, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 29, 2023 and incorporated by reference herein.

10.1
Credit Agreement, dated as of May 10, 2022, as amended by the First Incremental Amendment, dated as of September 29, 2023, by and among Bausch + Lomb Corporation, certain subsidiaries of Bausch + Lomb Corporation as subsidiary guarantors, the lenders party thereto, Citibank, N.A., as collateral agent thereto, Goldman Sachs Bank USA, as term facility administrative agent thereto and JPMorgan Chase Bank, N.A., as first incremental term facility administrative agent thereto, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2023 and incorporated by reference herein.

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

Bausch Health Companies Inc. (Registrant)

Date:	November 2, 2023	/s/ THOMAS J. APPIO
Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2023	/s/ JOHN S. BARRESI
John S. Barresi Senior Vice President, Controller, and Chief Accounting Officer Interim Chief Financial Officer (Principal Financial Officer)