Form 10-K
period 2023-12-31
Bausch Health Companies Inc.
filed 2024-02-22
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Securities Act Section 12(b), indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,418,558,328 based on the last reported sale price on the New York Stock Exchange on June 30, 2023.
The number of outstanding shares of the registrant’s common stock as of February 16, 2024 was 365,411,953.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2024 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2023.

TABLE OF CONTENTS

GENERAL INFORMATION
i

Basis of Presentation
General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-K, references to “$” or “USD” are to United States dollars, references to “€” are to Euros, and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2023.
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

ii

PART I
Item 1.    Business
Introduction
Bausch Health Companies Inc. (“we”, “us”, “our”, the “Company” or “Bausch Health”) is a global, diversified specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of gastroenterology (“GI”), hepatology, neurology and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and aesthetic medical devices and, through its approximately 88% ownership of Bausch + Lomb Corporation (“Bausch + Lomb”), branded, and branded generic pharmaceuticals, OTC products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment) in the therapeutic area of eye health. The Company’s products are marketed directly or indirectly in approximately 90 countries.
Our portfolio of products falls into five reportable segments: (i) Salix, (ii) International, (iii) Solta Medical, (iv) Diversified and (v) Bausch + Lomb. These segments are discussed in detail in Note 22, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements. The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represented approximately 80% of Salix segment revenues.
•The International segment consists of sales, with the exception of sales of Bausch + Lomb products and Solta Medical aesthetic medical devices, outside the U.S and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical products and OTC products.
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals (formerly known as Ophthalmic Pharmaceuticals) businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). On May 5, 2022, the registration statement related to the initial public offering of Bausch +Lomb (the “B+L IPO”) was declared effective, and Bausch + Lomb’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, Bausch + Lomb was an indirect wholly-owned subsidiary of Bausch Health. On May 10, 2022, a wholly owned subsidiary of Bausch Health sold 35,000,000 common shares of Bausch + Lomb pursuant to the B+L IPO. Upon the closing of the B+L IPO and after giving effect to the subsequent partial exercise of the over-allotment option by the underwriters, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of B+L’s outstanding common shares as of February 16, 2024.
We continue to believe the B+L Separation, which includes the transfer of all or a portion of our remaining direct or indirect equity interest in Bausch + Lomb to our shareholders, makes strategic sense. The completion of the B+L Separation is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals. We continue to evaluate all factors and considerations related to the B+L Separation, including the effect of the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements) on the B+L Separation.
The B+L Separation, if consummated, will result in two separate, independent companies:
•Bausch Health excluding Bausch + Lomb - a diversified pharmaceutical company with leading positions in gastroenterology, hepatology, dermatology, neurology and international pharmaceuticals, and aesthetic medical devices. The remaining pharmaceutical entity will comprise a diversified portfolio of our brands across the Salix, International, dentistry, neurology, dermatology, generics, and aesthetic medical devices businesses; and
•Bausch + Lomb - a fully integrated eye health company built on the iconic Bausch + Lomb brand and its long history of innovation.
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
For additional details on the B+L Separation, see “Separation of the Bausch + Lomb Eye Health Business” in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our audited Consolidated Financial Statements and Item 1A. “Risk Factors — Risk Relating to the B+L Separation” of this Form 10-K.
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
We have focused our research and development (“R&D”) to advance development programs that we believe will drive growth in our core businesses, while creating efficiencies in our R&D efforts and expenses. Although we primarily rely on our R&D organization to build-out and refresh our product portfolio, to supplement those efforts, we continually seek out opportunities, such as co-promotions, licensing agreements and strategic acquisitions, to leverage our commercial footprint, particularly our sales force, by strategically aligning ourselves with other innovative product solutions that, when coupled with our existing product portfolio, address specific needs in the market. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Value and Core Businesses” of this Form 10-K.
Segment Information
Our revenues for 2023, 2022 and 2021 were $8,757 million, $8,124 million and $8,434 million, respectively. Currently, we have approximately 1,000 products in our portfolio of products, which fall into five reportable segments: (i) Salix, (ii) International, (iii) Solta Medical, (iv) Diversified and (v) Bausch + Lomb. Segment revenues for the years 2023, 2022 and 2021 were as follows:

	2023		2022		2021
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Salix	$2,250	26%	$2,090	26%	$2,074	24%
International	1,071	12%	988	12%	1,166	14%
Solta Medical	347	4%	300	4%	308	4%
Diversified	943	11%	978	12%	1,121	13%
Bausch + Lomb	4,146	47%	3,768	46%	3,765	45%
Total revenues	$8,757	100%	$8,124	100%	$8,434	100%
Comparative segment information for 2023, 2022 and 2021 is further presented in Note 22, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements.

Salix
Our Salix segment consists of sales in the U.S. of GI products and includes our Xifaxan® product. We have implemented initiatives, including increasing our marketing investment in Xifaxan®, to seek to further capitalize on the value of the infrastructure we have built around these products to extend our market share. We have increased our investment in Xifaxan® direct-to-consumer (“DTC”) advertising and new sales force capabilities. We also continue to invest in our product line. Our rifaximin soluble solid dispersion (“SSD”) formulation is under development for the prevention of overt hepatic encephalopathy (“OHE”) and other complications in patients with early decompensation in liver cirrhosis (RED-C). The drug candidate is administered orally and is a next-generation rifaximin formulation that acts by targeting the beta-subunit of bacterial DNA-dependent ribonucleic acid (“RNA”) polymerase.
On August 10, 2022, the Norwich Legal Decision was issued, that held, among other matters, that certain U.S. Patents protecting the composition and use of Xifaxan® for treating irritable bowel syndrome with diarrhea (“IBS-D”) were invalid. On August 16, 2022, the Company appealed this decision and intends to vigorously defend its Xifaxan® intellectual property. See “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for details of this litigation matter and the Company’s response.
Our principal products in this segment (including products of our third-party co-promotion partners) include:
•Xifaxan® which includes: (i) tablets indicated for the treatment of IBS-D in adults and for the reduction in risk of overt hepatic encephalopathy recurrence in adults and (ii) tablets indicated for the treatment of travelers’ diarrhea caused by noninvasive strains of Escherichia coli in patients 12 years of age and older. Our Xifaxan® product accounted for revenues of $1,810 million, $1,692 million and $1,644 million for 2023, 2022 and 2021, respectively.
•Relistor® (methylnaltrexone) is given to adults who use narcotic medicine to treat severe chronic pain that is not caused by cancer to prevent constipation without reducing the pain-relieving effects of the narcotic.
•Trulance® (plecanatide) is a once-daily tablet for adults with chronic idiopathic constipation, or CIC, and irritable bowel syndrome with constipation.
International
Our International business includes, with the exception of our Bausch + Lomb and Solta Medical products, sales in Canada, Europe, Asia, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products and OTC products. Our principal products in this segment include:
•Bisocard® (bisoprolol fumarate) is an orally administered tablet dosed once daily for patients with hypertension, angina pectoris or heart failure and is a leading brand in Poland.
•Thrombo ASS® (gastroprotective coated form of acetylsalicylic acid 50mg and 100mg) is an antithrombotic agent dosed once daily for primary prevention of cardiovascular disease and secondary prophylaxis of thrombotic complications after such events as a stroke or heart attack. Thrombo ASS® is a leading brand in Russia and Kazakhstan.
•Contrave®/Mysimba® is a fixed-dose combination prolonged-release tablet for the treatment of obesity. Used alongside diet and exercise, it is designed to help manage weight in adults who are overweight or obese. The formulation is designed to initiate weight loss and sustain it over a longer period of time by working in the areas of the brain regulating food intake to reduce hunger and cravings. Contrave® / Mysimba® is commercialized in Canada, Poland and other Central Eastern European countries.
•Jublia® (efinaconazole 10% topical solution) is a topical azole approved for the treatment of onychomycosis of the toenails (toenail fungus). Jublia® is commercialized in Canada (the only market outside the U.S.).
•Espaven® (Dimethicone tablets, drops, suspension) is a complete line of gastrointestinal treatments for diverse digestive indications such as: flatulence, dyspepsia, absolute or relative enzyme deficiency, steatorrhea, irritable colon syndrome, pancreatic insufficiency and poor fat digestion. Espaven® is commercialized primarily in Mexico and Central America.
•Bedoyecta® is a multivitamin line with Complex B vitamin that is used to obtain sufficient energy and have optimal performance during the day, by avoiding deficiencies of the nutrients that the body requires to function properly, indicated as adjuvant for diabetic patients.
•Arazlo® (tazarotene) Lotion, 0.045% is an acne treatment available in a lotion formulated with PRISMATREX technology (formulation with known hydrating and moisturizing effects, which may alleviate dryness of skin) and has been shown to provide a good tolerability profile. It is the first tazarotene lotion treatment approved by Health Canada for the topical treatment of acne vulgaris in patients 10 years of age and older and is available to patients through most private and provincial public drug plans as well as the Canadian government’s Non-Insured Health Benefits drug plan, which serves Canada’s First Nations and Inuit populations.
Solta Medical
Our Solta Medical business is dedicated to the development of innovative treatment technologies that provide proven and effective aesthetic medical and therapeutic benefits to consumers. We continue to invest in expanding our presence in key markets, including broadening the reach of our DTC campaigns in the U.S., the expansion of Thermage® FLX and the strengthening of our sales force in the U.S. and Europe.
Solta Medical’s revenue is primarily attributable to the Thermage® product lines, including Next Generation Thermage® FLX, a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics of Thermage®. Next Generation Thermage® FLX has been launched in the U.S., Hong Kong, Japan, Korea, Taiwan, Philippines, Singapore, Indonesia, Malaysia, China, Thailand, Vietnam, Australia and various parts of Europe. We plan to continue to expand into other regions, paced by country-specific regulatory registrations.
Our principal products in this segment include:
•The Thermage® product - a non-invasive radiofrequency treatment that can smooth, tighten and contour skin for an overall younger-looking appearance.
•The Fraxel® product - a treatment that improves tone, texture and radiance for aging, sun damaged or scarred skin.
•The Clear + Brilliant® product - a laser treatment that can help prevent the visible signs of aging and address the overall effects time and the environment can have on skin.
•The VASERlipo® product - a minimally invasive aesthetic body contouring system that yields dramatic results with less pain and downtime than traditional liposuction.
Diversified
Our Diversified segment consists of sales in the U.S. of: (i) pharmaceutical products in the areas of neurology and certain other therapeutic classes, (ii) dermatology products, (iii) generic pharmaceutical products and (iv) dentistry products. Our principal products in this segment include:
Neurology
•Wellbutrin® XL is an extended release formulation of bupropion indicated for the treatment of major depressive disorder in adults.
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

Dermatology
•Jublia® (efinaconazole 10% topical solution) is a topical azole approved for the treatment of onychomycosis of the toenails (toenail fungus).
•CABTREOTM Topical Gel is an acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. On October 20, 2023, the U.S. Food and Drug Administration (the “FDA”) approved the New Drug Application (“NDA”) for CABTREOTM Topical Gel, the first and only FDA-approved fixed-dose, triple-combination topical treatment for acne. CABTREOTM Topical Gel was launched in the U.S. in the first quarter of 2024. A New Drug Submission was submitted to Health Canada on May 30, 2023.
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
Generics
The Company utilizes the Generics business to extend the long-term cash flows from a number of assets that are expected to decline over time due to the loss of exclusivity, by launching and selling authorized generic versions of certain branded assets. Principal products include:
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
Dentistry
•Arestin® (minocycline hydrochloride) is a subgingival sustained-release antibiotic and accounted for approximately 90% of the Dentistry business revenues for 2023 and 2022. Arestin® is indicated as an adjunct to scaling and root planing (“SRP”) procedures for reduction of pocket depth in patients with adult periodontitis. Arestin® may be used as part of a periodontal maintenance program, which includes good oral hygiene and SRP.
•OSSIX® is a line of cross-linked collagen regenerative products that provide biocompatibility and bio-durability to perform a diverse range of guided bone and tissue regeneration procedures.
Bausch + Lomb
Our Bausch + Lomb segment includes our global Bausch + Lomb eye health business. Our global Bausch + Lomb eye health business includes our Vision Care, Surgical and Pharmaceuticals products.

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
Our principal products in this segment include:
•SiHy Daily, a silicone hydrogel daily disposable contact lens designed to provide outstanding comfort and clear vision throughout the day. To date SiHy Daily has been launched in approximately 50 countries, under the brand names INFUSE®, Bausch + Lomb ULTRA® ONE DAY and AQUALOX® ONE DAY. Bausch + Lomb launched our first silicone hydrogel daily disposable multifocal contact lens in May 2023, and plan to launch a toric lens in 2024.
•XIIDRA® (lifitegrast ophthalmic solution) 5% is a non-steroid eye drop specifically approved to treat the signs and symptoms of dry eye disease focusing on inflammation associated with dry eye.
•MIEBO® (perfluorohexyloctane ophthalmic solution) is the first and only FDA-approved eye drop that directly targets the leading cause of dry eye: tear evaporation and is used to treat the signs and symptoms of dry eye disease. Bausch + Lomb launched MIEBO® in the U.S. during the third quarter of 2023.
•PreserVision® AREDS 2 is a patented eye vitamin and mineral supplement that contains the exact nutrient formula recommended by the National Eye Institute for people with moderate to advanced age-related macular degeneration following the landmark AREDS 2 clinical study.
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
•Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) is an OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter.
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

◦VICTUS® femtosecond laser for cataract and corneal refractive surgery, which delivers multi- mode versatility for cataract and corneal procedures on a single platform. This single laser platform enables surgeons to perform capsulotomies, fragmentation, arcuate incisions, corneal incisions and LASIK flaps.
•Lotemax® SM (loteprednol etabonate ophthalmic gel 0.38%), a new gel drop formulation of loteprednol etabonate, which was designed with novel SubMicron (SM) technology for efficient penetration to key ocular tissues at a low preservative (BAK) level (3.5-10) and a pH close to human tears, indicated for the treatment of postoperative inflammation and pain following ocular surgery.
Research and Development
Our R&D organization focuses on the development of products through clinical trials. Currently, we have over 90 R&D projects in our pipeline. As of December 31, 2023, approximately 1,450 dedicated R&D and quality assurance employees in 24 R&D facilities were involved in our R&D efforts.
Our R&D expenses for 2023, 2022 and 2021, were $604 million, $529 million and $465 million, respectively. R&D expenses as a percentage of revenue were approximately 7%, 7% and 6% in 2023, 2022 and 2021, respectively. We have rebalanced our portfolio to better align with our long-term plans and focus on core businesses. Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our strategy. We further supplement these efforts by continually seeking out other opportunities, such as co-promotions, licensing agreements and strategic acquisitions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Value and Core Businesses” of this Form 10-K.
Trademarks and Patent Exclusivity
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
Prior to human use, the FDA approval or marketing clearance must be obtained in the U.S., approval by Health Canada must be obtained in Canada, European Medicines Agency (the “EMA”) approval (drugs) or a CE Marking (devices) and/or registration under the European Commission’s Medical Device Regulation (“MDR”), must be obtained for countries that are part of the EU and approval must be obtained from comparable agencies in other countries prior to manufacturing or marketing new pharmaceutical products or medical devices. Generally, preclinical studies and clinical trials of the products must first be conducted and the results submitted to the applicable regulatory agency (such as the FDA) for approval.
Regulation by other federal agencies, such as the Drug Enforcement Administration, and state and local authorities in the U.S., and by comparable agencies in certain foreign countries, is also required. In the U.S., the Federal Trade Commission (the “FTC”), FDA and state and local authorities regulate the advertising of medical devices, prescription drugs, OTC drugs and cosmetics. The Federal Food, Drug and Cosmetic Act, as amended and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, sale, distribution, advertising and promotion of our products. The FDA requires a Boxed Warning (sometimes referred to as a “Black Box” Warning) for products that have shown a significant risk of severe or life-threatening adverse events and similar warnings are also required to be displayed on the product in certain other jurisdictions.
In addition, with respect to medical devices, in April 2017, the European Commission adopted the MDR, which replaced the Medical Device Directive. Pursuant to the terms of the new regulations, in order to continue to market medical device products in the EU, such products must achieve compliance with these new regulations and be re-registered in the EU within a specified transition period, which, for a portion of products, ended as early as May 26, 2021. While EU law is applicable in Northern Ireland, the UK Medical Devices Regulations 2002/68 also needs to be complied with in Great Britain. Before July 1, 2023, medical device manufacturers who had CE marked devices were able to continue to place them on the market in the whole of the United Kingdom (the “UK”) without a change in labeling. As of July 1, 2023, devices destined for Great Britain are required to follow the UK regulatory regime and to be labeled with the UKCA mark. Northern Ireland will, however, continue to accept CE marked devices. There are some additional requirements for manufacturers who are based outside the UK, such as the requirement to appoint a UK Responsible Person (“UKRP”) to take on certain regulatory responsibilities with respect to the Medicines and Healthcare products Regulatory Agency (“MHRA”) and users or customers in the UK. To enable devices to be placed on the market in the UK after January 1, 2021 (even for CE marked devices), a UK manufacturer must register with the MHRA, as must a UKRP for an overseas manufacturer. Such registering entity will then register each of the devices for which they are responsible for placing on the market in the UK, whether in Great Britain or Northern Ireland. Until May 25, 2021, our products bearing a CE mark could be exported from the EEA to Switzerland. However, as of May 26, 2021, the EU no longer applies the Mutual Recognition Agreement between the EEA and Switzerland. Accordingly, legal manufacturers in Switzerland are now required to appoint a European Union authorized representative, and manufacturers outside of Switzerland are required to appoint a Swiss authorized representative in compliance with the Medical Device Ordinance. As a consequence, we have been required to appoint an authorized representative in Switzerland in order to export our CE-marked medical devices to Switzerland. Additionally, the name and address of the Swiss authorized representative must be placed on the packaging.
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
We are also subject to extensive U.S. federal and state health care marketing and fraud and abuse regulations, such as the federal False Claims Act, federal and provincial marketing regulations in Canada and similar regulations in foreign countries in which we may conduct our business. The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit (or cause the submission of) false or fraudulent claims for payment to the government. The U.S. federal Anti-

Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal or state health care program such as the Medicare and Medicaid programs. Some state anti-kickback laws also prohibit such conduct where commercial insurance, rather than federal or state, programs are involved. Due to legislative changes, violations of the U.S. federal Anti-Kickback Statute also carry potential federal False Claims Act liability. In addition, in the U.S., Canada and various other countries, companies may not promote drugs or medical devices for “off-label” uses - that is, uses that are not described in the product’s labeling and that differ from those that were approved or cleared by the FDA, Health Canada or applicable regulatory agency in such other countries and “off-label promotion” in the U.S. has also formed the predicate for False Claims Act liability resulting in significant financial settlements. These and other laws and regulations, rules and policies may significantly impact the manner in which we are permitted to market our products. If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, the curtailment or restructuring of our operations or other sanctions, including consent orders or corporate integrity agreements.
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
We are also subject to various state, federal and international laws and regulations governing the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information, including, but not limited to, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, “HIPAA”). HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions (e.g., health care claims information and plan eligibility, referral certification and authorization, claims status, plan enrollment, coordination of benefits and related information), as well as standards relating to the privacy and security of individually identifiable health information. These standards require the adoption of administrative, physical and technical safeguards to protect such information. Many states in which we operate have laws that protect the privacy and security of sensitive and personal information, including health-related information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”) and the California Privacy Rights Act (the “CPRA”) impose stringent data privacy and security requirements and obligations with respect to the personal information of California residents, including, among other things, new disclosures to California consumers and providing such consumers new data protection and privacy rights, including the ability to opt out of certain sales of personal information. The CCPA and CPRA provide for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data that may increase the likelihood of, and risks associated with, data breach litigation. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced, and multiple states have enacted or are expected to enact similar laws. The effects on our business of the CCPA, CPRA and other similar state laws are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject.
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
Internationally, laws and regulations in many jurisdictions apply broadly to the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information. For example, in the European Economic Area (the “EEA”), the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR became effective on May 25, 2018, repealing its predecessor directive and increasing responsibility and liability of companies in relation to the processing of personal data of EU data subjects. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer and otherwise process personal data, including health data from clinical trials and adverse event reporting. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of the individuals to whom the personal data relates, the transfer of personal data out of the EEA, security breach notifications and the security and confidentiality of personal data. In July 2020, the Court of Justice of the European Union issued a decision that struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States. The United States subsequently implemented a Data Privacy Framework (DPF) program, overseen by the Department of Commerce’s International Trade Administration, which is intended to replace the Privacy Shield framework and has been recognized with an adequacy decision by the European Commission. Bausch Health has self-certified and is a participant in the DPF program. However, the DPF program is the subject of threatened litigation. These developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from EU member states to the United States. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices is often updated or otherwise revised.
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
In addition, in China, the Personal Information Protection Law (the “PIPL”) came into effect in November 2021. The PIPL is the first national-level law comprehensively regulating issues in relation to personal information protection. The PIPL provides for very specific administrative requirements and security controls when transferring personal data outside the Peoples Republic of China. These transfer requirements came into effect on March 1, 2023.
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
The IRA also made significant changes to how drugs are covered and paid for under the Medicare program, including imposing financial penalties if drug prices are increased at a rate faster than inflation, redesigning Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allowing the U.S. government to set prices for certain drugs in Medicare. We continue to evaluate the impact of the IRA and other legislation on our results of operations and it is possible that these changes may result in a material impact on our business and results of operations.
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
Environmental and Other Regulation
Our facilities and operations are subject to a broad range of federal, state and local environmental and occupational health and safety laws and regulations in both the U.S. and countries outside the U.S. (including Canada), including those governing the discharge of substances into the air, water and land, the handling, treatment, storage and disposal of hazardous substances and wastes, wastewater and solid waste, the cleanup of contaminated properties and other environmental matters. Certain of our development and manufacturing activities involve the use of hazardous substances. If we fail to comply with these environmental, health and safety laws and regulations, including failing to obtain any necessary permits, we could incur substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to conduct or fund remedial or corrective measures, install pollution control equipment, reformulate or cease the marketing of our products or perform other actions. Under certain laws, we may be subject to joint and several liability for environmental investigations and cleanups, including at properties that we currently or previously owned or operated, or at sites at which waste we generated was disposed, even if the contamination was not caused by us or was legal at the time it occurred. We are also subject to extensive and evolving regulations regarding the manufacturing, processing, distribution, importing, exporting and labeling of our products and their raw materials. In the EU, the Regulation on the Registration, Evaluation, Authorisation and Restriction of Chemicals (“REACH”) came into effect in 2007, with implementation rolling out over time. Registered chemicals then can be subject to further evaluation and potential restrictions. Since the promulgation of REACH, other countries have enacted or are in the process of implementing similar comprehensive chemical regulations. These laws and regulations may materially affect our operations by subjecting our products or raw materials to testing or reporting requirements or restrictions, moratoria, phase outs or other limitations on their sale or use. In particular, some of our products might be characterized as nanomaterials and then be subject to evolving, new nanomaterial regulations.
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
Customers and Marketing
In 2023, the U.S. and Puerto Rico accounted for approximately 59% and China accounted for approximately 5% of our total revenue, respectively. No other country accounted for more than 5%. See Note 22, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for revenues by geographic area.
Customers that accounted for 10% or more of our total revenue for 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Cencora Inc. (formerly AmerisourceBergen Corporation)	19%	18%	18%
McKesson Corporation	15%	15%	16%
Cardinal Health, Inc.	13%	13%	12%
We currently promote our pharmaceutical products to physicians, hospitals, pharmacies and wholesalers through our own sales force and sell through wholesalers. In some markets, we additionally sell directly to physicians, hospitals and large drug store chains and we sell through distributors in countries where we do not have our own sales staff. As part of our marketing program for pharmaceuticals, we use direct to consumer advertising, direct mailings, advertise in trade, social media and medical periodicals, exhibit products at medical conventions and sponsor medical education symposia.
Competition
Competitive Landscape for Products and Products in Development
The pharmaceutical and medical device industries are highly competitive. Our competitors include specialty and other large pharmaceutical companies, medical device companies, biotechnology companies, OTC companies and generic manufacturers, in the U.S., Canada, Europe, Asia, Latin America, Middle East, Africa and in other countries in which we market our products. The dermatology competitive landscape is highly fragmented, with a large number of mid-size and smaller companies competing in both the prescription sector and the OTC and cosmeceutical sectors. With respect to the GI market, generic entrants continue to capture significant share for treatment of many GI conditions. In the area of irritable bowel syndrome and opioid induced constipation, competitors have launched new competing products, which should increase the size of these markets and intensify competition. The market for Bausch + Lomb products is very competitive, both across product categories and geographies. In addition to larger diversified pharmaceutical and medical device companies, we face competition in the eye health market from mid-size and smaller, regional and entrepreneurial companies with fewer products in niche areas or regions.
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
Manufacturing
We currently operate approximately 37 manufacturing sites worldwide, of which 25 are Bausch + Lomb facilities. We continue to make capital investments in these facilities as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Value and Core Businesses” of this Form 10-K.
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
In October 2023, following a good manufacturing practices inspection of our Tecnofarma manufacturing facility in Mexico, the Mexico regulatory authority COFEPRIS suspended all cephalosporin manufacturing operations as a result of their observation that the cephalosporin manufacturing facility design no longer complies with current standards. No other manufacturing areas of our Tecnofarma facility are impacted. This action is not expected to have a material impact to the Company, as revenues from production of the impacted products were not material for 2023.
We also subcontract the manufacturing of certain of our products, including products manufactured under the rights acquired from other pharmaceutical companies. Products representing approximately 25% of our product sales for 2023 are produced in total, or in part, by third-party manufacturers under manufacturing arrangements.
In some cases, the principal raw materials, including active pharmaceutical ingredients, used by us (or our third-party manufacturers) for our various products are purchased in the open market or are otherwise available from several sources. However, some of the active pharmaceutical ingredients and other raw materials used in our products and some of the finished products themselves are currently only available from a single source; or others may in the future become available from only one source. For example, with respect to some of our largest or most significant products, the supply of the finished product for each of our Siliq®, Lumify®, Trulance®, Vyzulta®, SofLens®, MEIBO®, XIIDRA®, Wellbutrin XL®, Jublia®, Aplenzin®, Relistor® Oral, Arestin® and PureVision® products are only available from a single source (either one of our internal manufacturing sites or third party manufacturers) and the supply of active pharmaceutical ingredient for each of our Siliq®, Trulance®, Vyzulta®, MEIBO®, Preservision® Aplenzin®, Relistor® Oral, Arestin® and Bedoyecta® products are also only available from a single source. Any disruption in the supply of any such single-sourced active pharmaceutical ingredient, other raw material or finished product or an increase in the cost of such materials or products could adversely impact our ability to manufacture or sell such products, the ability of our third-party manufacturers to supply us with such products, or our profitability. We attempt to manage the risks associated with reliance on single sources of active pharmaceutical ingredient, other raw materials or finished products by carrying additional inventories or, where possible, developing second sources of supply. See Item 1A. “Risk Factors” for additional information on the risks associated with our manufacturing arrangements.
Our global supply team worked diligently to stay ahead of the challenges presented by the COVID-19 pandemic. See Item 7. “Management’s Discussion and Analysis — Business Trends — COVID-19 Update” for further information.
Human Capital Resources
In order to achieve our vision of being a trusted health care partner, we strive to ensure our employees around the world feel proud to be a part of Bausch Health Companies Inc. and champion our purpose to enrich lives through our relentless drive to improve healthcare outcomes for our patients and customers.
As of December 31, 2023, we had approximately 20,270 employees, of which approximately 13,300 were Bausch + Lomb employees. We had approximately 10,520 employees in production, 6,725 in sales and marketing, 1,575 in general and administrative positions and 1,450 in R&D. These employees are located around the world, with 7,910 in the United States and Canada, 7,050 in Europe, 2,420 in Asia-Pacific countries, 2,100 in Latin America, 570 in Russia and Commonwealth of Independent State countries and 220 in the Middle East and Africa.
Collective bargaining exists for some employees in several countries in which Bausch + Lomb does business. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
In 2023, our turnover was modestly lower than our 2022 turnover rate. We have not experienced any significant disruption to date as a result of turnover.
Health, Safety and Wellness
Our employees’ health, safety, and wellness are important to us. On an ongoing basis, Bausch Health (excluding Bausch + Lomb) and Bausch + Lomb measure how well we are fostering the health and safety of our employees through our Days Away Rate (“DAR”), which is a standard used in our industry to capture the number of days that our employees are away from work as a result of a work-related injury or illness. For the year 2023, Bausch Health excluding Bausch + Lomb’s DAR was 12 days per 100 employees. This was higher than the goal we established for DAR of less than 9 days per 100 employees but was favorable to our industry’s average DAR of 22 days per 100 employees. In 2023, Bausch + Lomb’s DAR was 6, which met its goal of not exceeding 6 on an annual basis and is far below similar industry standard DAR of 22.
In 2023 we introduced a new global wellness initiative with activities aimed at improving the physical, emotional and financial wellbeing of our employees. The initiative includes designating the month of May for mental health wellness. Across each of these pillars, we offer a range of resources to help our employees be healthy and feel successful in both their professional and personal lives.
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
Corporate Social Responsibility
We are proud to support the communities in which we live and work with their charitable initiatives. Bausch Health provides monetary and product donations to not-for-profit organizations for use in indigent care, public education, advocacy efforts, disaster relief or other charitable efforts. Bausch Health also provides grants to organizations that deliver independent, professional education initiatives for healthcare providers, including continuing medical education, as well as requests to provide funding or free product for investigator initiated studies.
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
See Item 7. “Management’s Discussion and Analysis — Overview — Focus on Value and Core Businesses — Improve Patient Access” for additional discussion regarding Company programs to address the affordability and availability of our products.
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
We are also required to file reports and other information with the securities commissions in all provinces in Canada. You are invited to read and copy any reports, statements or other information, other than confidential filings, that we file with the provincial securities commissions. These filings are also electronically available from the Canadian System for Electronic Document Analysis and Retrieval (“SEDAR+”) at www.sedarplus.ca, the Canadian equivalent of the SEC’s electronic document gathering and retrieval system.

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
Summary of Risk Factors
The following is a summary of the risk factors our business faces. The list below is not exhaustive, and investors should read this “Risk Factors” section in full. Some of the risks we face include:
•the impact of the current market and economic conditions in one or more of our markets on our ability to grow our business;
•the impact of inflation and other macroeconomic factors on our business and operations;
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
•risks associated with the ongoing conflict between Russia and Ukraine;
•risks associated with the disruption in the global economy caused by the ongoing conflict between Israel and Hamas;
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
Risks Relating to Economic and Market Conditions
Current market and economic conditions in one or more of our markets could impact our ability to grow our business.
Over the last few years in the U.S. and globally, market and economic conditions have been challenging, particularly in light of the COVID-19 pandemic and, more recently, as a result of uncertainty concerning government shutdowns, debt ceilings and government funding. Any negative impact on economic conditions and international markets, continued volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions may adversely affect our business, liquidity, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Ongoing uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. When our customers’ financial conditions are adversely affected, it could materially and adversely affect our sales and financial results, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Our global business may be negatively affected by local economic conditions, including inflation, increasing labor costs, potential recession and currency exchange rate fluctuations, which could adversely affect our cost to manufacture and provide our products and services and revenues generated through sales of such products and services. There is no guarantee that we will be able to fully absorb any such additional costs or revenue declines in the prices for our products and services. We also continue to monitor the impacts on our businesses of the COVID-19 virus and variant and subvariant strains thereof in order to timely address new issues if and when they arise. To the extent the COVID-19 pandemic persists, with surges in infection and associated government responses, it could have a significant adverse effect on our business, financial condition, cash flows, results of operations and could cause the market value of our common shares and/or debt securities to decline and may exacerbate other risk factors disclosed elsewhere in this “Risk Factors” section.
Inflation and other macroeconomic factors could materially adversely affect our business and operations.
Our operating results could be materially impacted by changes in the overall global macroeconomic environment and other economic factors that impact our cost structure and revenue results. Changes in economic conditions, including supply chain constraints, logistics challenges, labor shortages, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic, as well as other stimulus and spending programs, have, in the past, led to (and could, in the future, lead to) higher inflation, resulting in an increase in costs and changes in fiscal and monetary policy, including increased interest rates. In a higher inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. In addition, geopolitical instability (such as the ongoing conflict between Russia and Ukraine and the ongoing conflict in the Middle East involving Israel and Hamas) and related sanctions could continue to have significant ramifications on global financial markets, including volatility in the U.S. and global financial markets. These inflationary pressures and other negative macroeconomic conditions could impact our revenues and resulting margins and could have an adverse impact on results of operations and could cause the market value of our common shares and/or debt securities to decline.
Risks Relating to the B+L Separation
The B+L Separation is subject to challenge and could be subject to further challenges in the future, any of which could delay or prevent the consummation of such transactions or cause them to occur on terms that are different or less favorable than we originally anticipated.
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
The B+L Separation is subject to uncertainties
Unanticipated developments and other challenges could delay or prevent the completion of the B+L Separation (including the Distribution, as defined below), result in changes to the anticipated structure of the B+L Separation (whether by way of “butterfly reorganization” rules in Section 55 of the Canadian Tax Act, return of capital or otherwise), cause the B+L Separation to occur on terms or conditions that are different or less favorable than originally anticipated or affect our ability to realize some or all of the anticipated benefits of the B+L Separation. Such developments and other challenges may include possible delays in obtaining any necessary shareholder, stock exchange, regulatory or other approval or the failure to obtain any such approvals, possible delays in obtaining any required tax opinions or rulings or the failure to obtain any such tax opinions or rulings, failure to satisfy conditions, complications arising from the portion of Bausch Health’s ownership of Bausch + Lomb that is pledged as collateral securing the 9.00% Intermediate Holdco Secured Notes (as defined below), negotiating challenges, the uncertainty of the financial markets, disruptions to business and commerce induced by changes in global markets, financial and economic conditions (such as the COVID-19 pandemic and international conflicts) and changes in the law.
The Company continues to evaluate the structure of any Distribution and other related details, and, subject to the terms of the Company’s agreements with Bausch + Lomb, the Company may consider undertaking the Distribution through one or more distributions effected as a dividend or a tax-free reduction of capital, one or more distributions in exchange for Bausch Health shares or other securities, or any combination thereof. Prior to the completion of any Distribution, the Company may also sell a portion of its remaining direct or indirect equity interest in Bausch + Lomb through an offering to third parties.
Further, our Board of Directors could decide, either because of a failure to satisfy conditions or because of market or other factors, to delay, abandon or alter the structure or terms of the B+L Separation. Additionally, Bausch + Lomb may terminate the existing arrangement agreement between the Company and Bausch + Lomb in accordance with its terms as of the outside date of December 31, 2024 (unless the parties otherwise agree). No assurance can be given as to whether and when the full B+L Separation will occur, on what terms or structure the B+L Separation will occur or whether the B+L Separation will achieve the benefits originally anticipated. As a result, there can be no assurance as to the timing of the completion of the B+L Separation or its structure or terms.
Even if the B+L Separation is completed, we may not realize all of the benefits that we originally anticipated.
Even if the B+L Separation is completed, we may not be able to achieve the full strategic and financial benefits originally anticipated to result from the B+L Separation. The B+L Separation is intended to unlock value by creating an independent business and distinct investment identity with enhanced strategic and management focus that allows more efficient allocation of resources and capital. In addition, though the proceeds from the B+L IPO facilitated further reductions in the aggregate amount of our outstanding indebtedness, we may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (i) Bausch + Lomb may prove to be less valuable on an independent basis than we anticipate, including because it is more susceptible to economic downturns and other adverse events than if it were still a part of the Company and because its business will be less diversified than the Company’s business prior to the B+L Separation and (ii) other actions required to separate the respective businesses could disrupt our operations.
We have and will continue to expend significant resources in pursuing the B+L Separation
The B+L Separation has and will continue to require significant resources, time and attention from our senior management and employees, which could cause distractions and divert attention and resources away from other projects and the day-to-day operation of our business. We may also experience increased difficulties in attracting, retaining, and motivating management and employees in connection with the B+L Separation. For more information on these and other related risks, see Item 1A. “Risk Factors—Employment-related Risks” of this Form 10-K. The B+L Separation, whether or not completed, may also have an adverse impact on our relationships with our customers, suppliers and other business counterparties. The price of our common shares could also fluctuate significantly in response to developments or market speculation related to the B+L

Separation. The B+L Separation, if completed, may also have the effect of exacerbating other risk factors disclosed in this Item 1A. “Risk Factors.”
We have incurred significant expenses in connection with the B+L Separation, and currently expect that the B+L Separation process will continue to be time-consuming and involve significant additional resources and expenses, which may not yield a discernible benefit if the B+L Separation is not completed on the timeline and terms currently anticipated or at all. In addition, if the B+L Separation is not completed or if it is delayed or restructured, we will still be required to pay certain costs and expenses incurred in connection therewith, such as legal, accounting, and other professional and advisory fees. Furthermore, the B+L Separation, if completed, is expected to result in dyssynergy costs, which may be greater than we anticipate and/or may be significant. In addition, we could be subject to legal proceedings or other claims challenging the B+L Separation, which could result in substantial costs and liability and also divert management’s attention and resources, any of which could harm our business.
Any of the above factors could cause the B+L Separation process (or the failure to consummate the B+L Separation) to have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
If the distribution of the shares in Bausch + Lomb (the “Distribution”) proceeds pursuant to the existing arrangement agreement between the Company and Bausch + Lomb, to preserve the tax-free treatment of certain transactions related to the Distribution, we may not be able to engage in certain transactions. In such case, we could incur significant tax liabilities, or be liable to Bausch + Lomb, if certain transactions occur which result in these transactions or the Distribution being subject to tax.
Our initial intent was to effectuate any potential Distribution pursuant to the public company “butterfly reorganization” rules in Section 55 of the Income Tax Act (Canada) (the “Canadian Tax Act”). We continue to evaluate the structure of any potential Distribution and its other related details, and we have determined that any potential Distribution could also be implemented through a tax-free reduction of capital, which could provide us and Bausch + Lomb additional flexibility with respect to strategic alternatives following the completion of a Distribution. If the Distribution is effected pursuant to the public company “butterfly reorganization” rules in Section 55 of the Canadian Tax Act, we and Bausch + Lomb would recognize a taxable gain on the Distribution if, within prescribed periods following the completion of the Distribution, certain transactions specified under the Canadian Tax Act (including an acquisition of control of the Company or Bausch + Lomb that is part of the “series of transactions” that includes the Distribution) are undertaken by us or Bausch + Lomb or a “specified shareholder” as defined for purposes of the “butterfly reorganization” rules in Section 55 of the Canadian Tax Act. If such transactions, certain of which are outside the control of the Company and Bausch + Lomb, were to occur and to cause the Distribution to be taxable to us and/or to Bausch + Lomb, then we or Bausch + Lomb, as applicable, and, in some cases, both us and Bausch + Lomb, would be liable for a substantial amount of tax.

Given these potentially significant tax consequences, if the “butterfly reorganization” structure is pursued, it is anticipated that we will agree with Bausch + Lomb to certain tax-related covenants, which may restrict us from taking certain actions that we might otherwise choose to take, some of which could be material. Furthermore, if we breach any of these tax-related covenants, we may be required to indemnify Bausch + Lomb against any taxes or other losses suffered or incurred from or in connection with such breach.
In connection with any B+L Separation, we will continue to rely on Bausch + Lomb for certain services, which services may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.
In connection with any B+L Separation, we anticipate that we and Bausch + Lomb would provide to each other certain services for a transitional period in exchange for certain agreed-upon fees. If we no longer receive these services from Bausch + Lomb due to the termination or expiration of these transitional services, we may not be able to perform these services ourselves and/or find appropriate third-party arrangements at a reasonable cost (and any such costs may be higher than those charged by Bausch + Lomb). In addition, in connection with any B+L Separation, we expect that a number of the employees that support our business (which number of employees may be significant) would be employed by legal entities that are owned by Bausch + Lomb and not by us.
Certain contracts used in our business may need to be replaced in connection with any B+L Separation and failure to obtain such replacement contracts could increase our expenses or otherwise adversely affect our results of operations.
In connection with any B+L Separation, we may be required to replace certain shared contracts. It is possible that, in connection with the replacement process, some parties may seek more favorable contractual terms from us. If we are unable to obtain such replacement contracts, the loss of these contracts could increase our expenses or otherwise materially adversely affect our business, results of operations and financial condition.

In connection with any B+L Separation, some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in Bausch + Lomb, and/or because they also serve as officers or directors of Bausch + Lomb.
Because of their positions with Bausch + Lomb, in connection with any B+L Separation, some of our directors and executive officers may own common shares of Bausch + Lomb or have options to acquire shares of Bausch + Lomb, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, in connection with any B+L Separation, certain of our current or former officers and directors would also serve as officers or directors of Bausch + Lomb. A director who has a material interest in a matter before our Board of Directors or any committee on which he or she serves is required to disclose such interest as soon as the director becomes aware of it in accordance with applicable law. In situations where a director has a material interest in a matter to be considered by our Board of Directors or any committee on which he or she serves, such director may be required to excuse himself or herself from the meeting while discussions and voting with respect to the matter are taking place. Although all transactions with related parties will be approved by independent members of our Board of Directors that may meet in the absence of senior executive officers or non-independent directors, the ownership of Bausch + Lomb equity or service to Bausch + Lomb may create the appearance of conflicts of interest when the Bausch + Lomb-affiliated directors and officers are faced with decisions that could have different implications for Bausch + Lomb or us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between Bausch + Lomb and us regarding the terms of any B+L Separation. Potential conflicts of interest could also arise if we enter into commercial arrangements with Bausch + Lomb in the future. As a result of these actual or apparent conflicts, we may be precluded from pursuing certain growth initiatives. While the Board of Directors believes that, given its size and structure, such actual or potential conflicts of interest can be managed adequately, including that the independent members of our Board of Directors may meet in the absence of senior executive officers or non-independent directors in respect of the relevant matter, the actual or perceived conflicts of interest that may arise could cause reputational or other harm.
In connection with any B+L Separation and the various separation-related agreements entered into by us and Bausch + Lomb, we have agreed to indemnify Bausch + Lomb, for certain liabilities, and Bausch + Lomb has agreed to indemnify us for certain liabilities. However, there can be no assurance that Bausch + Lomb’s indemnity will be sufficient to insure us against the full amount of such liabilities, or that Bausch + Lomb’s ability to satisfy its indemnification obligation will not be impaired in the future.
In connection with the various separation-related agreements entered into between Bausch + Lomb and us in connection with any B+L Separation, Bausch + Lomb agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity from Bausch + Lomb will be sufficient to protect us against the full amount of such liabilities, or that Bausch + Lomb will be able to fully satisfy its indemnification obligations in the future. Even if we ultimately succeed in recovering from Bausch + Lomb any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows. Furthermore, any indemnification claim against us by Bausch + Lomb, including for a breach of the tax-related covenants described above, could be substantial, may not be able to be satisfied and may have a material adverse effect on us. Each of these risks could also negatively affect our business, financial condition, results of operations and cash flows.
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
We are involved in or may become subject to various other legal and governmental proceedings that are uncertain, costly and time-consuming and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Furthermore, our products may cause, or may appear to cause, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. The withdrawal of a product following complaints and/or incurring significant costs, including the requirement to pay substantial damages in personal injury cases or product liability cases, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Our 2022 Amended Credit Agreement and the various indentures governing our senior notes contain covenants that restrict the way we conduct business and require us to satisfy certain financial tests in order to incur debt or take other actions. For example, the 2022 Amended Credit Agreement contains a financial covenant that requires us to maintain a certain financial ratio at fiscal quarter end.
The Company’s 2022 Amended Credit Agreement contains a specified quarterly financial maintenance covenant (consisting of a first lien leverage ratio). As of December 31, 2023, we were in compliance with this financial maintenance covenant. However, we can make no assurance that we will be able to comply with the restrictive covenants contained in the 2022 Amended Credit Agreement and indentures in the future. Based on our current forecast for the next twelve months from the date of issuance of this Form 10-K, we expect to remain in compliance with this financial maintenance covenant and meet our debt obligations over that same period. In the event that we perform below our forecasted levels, we may also implement certain additional cost-efficiency initiatives, such as rationalization of selling, general and administrative expenses and R&D spend, which would allow us to continue to comply with the financial maintenance covenant. The Company may consider taking other actions, including divesting other businesses, refinancing debt, issuing equity or equity-linked securities as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenant and meeting its debt service obligations, or may negotiate with the applicable lenders for an amendment or modification to such covenant, as deemed appropriate. However, we cannot guarantee that any of the above-noted actions would be achieved. If we perform below our forecasted levels and the actions referenced above are not effective, we would fail to comply with our financial maintenance covenant. In that instance, we would be in default, and our lenders would be permitted to accelerate our debt unless we could obtain an amendment. If our debt was accelerated, we would not have sufficient funds to repay our debt absent a refinancing, and we cannot provide assurance that we would be able to obtain a refinancing.
In addition, the AR Facility Agreement (as defined below) contains affirmative and negative covenants applicable primarily to the borrower subsidiaries thereunder, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions, and engaging in any business other than as set forth in the AR Facility Agreement. Other debt instruments we may enter into in the future may contain additional restrictions and covenants.
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
On May 10, 2022, the Company and certain of its subsidiaries entered into a Second Amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit and Guaranty Agreement (as amended by the Second Amendment, the “2022 Amended Credit Agreement”). The 2022 Amended Credit Agreement provides for a new term loan facility with an aggregate principal amount of $2,500 million (“the 2027 Term Loan B Facility”) maturing on February 1, 2027 and a new $975 million revolving credit facility (the “2027 Revolving Credit Facility”) that will mature on the earlier of February 1, 2027 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and Bausch Health Americas, Inc. (“BHA”) in an aggregate principal amount in excess of $1,000 million. After giving effect to the Second Amendment, the 2023 Revolving Credit Facility, June 2025 Term Loan B Facility and November 2025 Term Loan B Facility were refinanced (such refinancing, the “Credit Agreement Refinancing”), along with certain of the Company’s existing senior notes, using net proceeds from the borrowings under the 2027 Term Loan B Facility, the B+L IPO and the B+L Debt Financing (as defined below) and available cash on hand. The Credit Agreement Refinancing, among other things, permitted us to designate Bausch + Lomb as an “unrestricted” subsidiary of the 2022 Amended Credit Agreement covenants upon achievement of a 7.60:1.00 pro forma “Remainco Total Leverage Ratio.” As of December 31, 2023, 1261229 B.C. Ltd., directly or indirectly held 88% of the issued and outstanding shares of Bausch + Lomb, as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s debt documents. In connection therewith, all of the subsidiaries of 1261229 B.C. Ltd., including Bausch + Lomb and its subsidiaries, are also now unrestricted subsidiaries of the Company and, as a result, are no longer subject to the covenants under the Bausch Health debt documents, and the earnings and debt of Bausch + Lomb, as defined in the relevant debt documents, are also not included in the calculation of the Company’s financial maintenance covenant.
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
We have a significant amount of indebtedness. For details regarding our debt and the maturity dates thereof, see Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements. As of December 31, 2023, maturities and mandatory payments of our principal balances of debt obligations were as follows:

(in millions)	2024	2025	2026	2027	2028	2029	Thereafter	Total
Total debt obligations	$155	$2,790	$892	$6,748	$7,219	$1,609	$1,593	$21,006
Our ability to satisfy our debt obligations will depend principally upon our future operating performance, as well as our continuing efforts to improve our balance sheet. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt. If we do not generate sufficient cash flow to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, issuing new debt instruments, divesting of assets or businesses and issuing equity or equity-linked securities (including secondary offerings of a portion of our holdings of common shares of Bausch + Lomb), reducing or delaying capital investments or seeking to raise additional capital. Alternatively, as we have done in the past, we may also elect to refinance certain of our debt, for example, to extend maturities. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. If we are unable to access the capital markets, whether because of the condition of those capital markets or our own financial condition or reputation within such capital markets, we may be unable to refinance our debt. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, given our capital structure, any refinancing of our senior unsecured debt may be with secured debt, thereby increasing our first lien and/or secured leverage ratios. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms, or at all, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Our senior secured credit facilities bear interest based on a term Secured Overnight Financing Rate (“SOFR”) or U.S. Prime Rate, or Federal Funds effective rate (for U.S. dollar loans) and Canadian Prime Rate or Canada Bankers’ Acceptance Rate (for Canadian dollar loans). Thus, a change in the short-term interest rate environment (especially a material change) could have an adverse effect on our business, financial condition, cash flows and results of operations (which adverse effect could be material) and could cause the market value of our common shares and/or debt securities to decline. As of December 31, 2023, we did not have any outstanding interest rate swap contracts.
Employment-related Risks
The transition of our key management positions in connection with the B+L IPO will be critical to our success, and the failure to successfully manage this transition could adversely impact our business.
In connection with the B+L IPO, we appointed a new chief executive officer (“CEO”), chief financial officer (“CFO”), general counsel and other executives and key employees. On September 18, 2023, we announced the resignation of the CFO effective October 13, 2023, and the appointment of an interim CFO. In addition, Bausch + Lomb appointed a new Chairman of the Board of Directors and CEO, effective March 6, 2023. These transitions may be difficult to manage and we cannot guarantee that the interim CFO, nor can Bausch + Lomb guarantee that its new CEO and Chairman of the Board will efficiently transition into these new roles or ultimately be successful in such roles. In addition, there can be no assurance that a permanent replacement CFO will be found on a timely basis, or at all. In such a case, our inability to find a suitable permanent replacement may have a detrimental impact on our Company and impede the progress of our objectives. Further, the departure of key leadership personnel often results in the loss of significant knowledge and experience, and the ability of our new management to quickly expand their knowledge of our business will be critical to their ability to make informed decisions about our strategy and operations.
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
We must continue to retain and motivate our executives and other key employees, and to recruit other executives and employees, in order to strengthen our management team and workforce. Our ability to retain or recruit executive and other key employees may be hindered or delayed by, among other things, competition from other employers who may be able to offer more attractive compensation packages, the reputational challenges the Company has faced as a result of historical issues and may in the future continue to face and the perceived or actual uncertainty created by the B+L Separation and/or the changes to our executive team in connection with the B+L IPO. A failure by us to retain, motivate and recruit executives and other key employees or the unanticipated loss of the services of any of these executives or key employees for any reason, whether temporary or permanent, could create disruptions in our business, could cause concerns and instability for management and employees, current and potential customers, credit rating agencies and other third parties with whom we do business and our shareholders and debt holders and could cause concern regarding our ability to execute our business strategy or to manage operations in the manner previously conducted and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Furthermore, as a result of any failure to retain, or loss of, any executives or key employees, we may experience increased costs in order to identify and recruit a suitable replacement in a timely manner (and, even if we are able to hire a qualified successor, the search process and transition period may be difficult to manage and result in additional periods of uncertainty), which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, once identified and recruited, the transition of new executives and key employees may be difficult to manage, and we cannot guarantee that new executives and employees will efficiently transition into their roles or ultimately be successful in their roles. Finally, as a result of changes in our executives and key employees, there may be changes in the way we conduct our business, as well as changes to our business strategy. We cannot predict what these changes may involve or the timing of any such changes and how they will impact our product sales, revenue, business, financial condition, cash flows or results of operations, but any such changes could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Any of these factors could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Tax-related Risks
Our effective tax rates may increase.
We have operations in various countries that have differing tax laws and rates. Our tax reporting is supported by current domestic tax laws in the countries in which we operate and the application of tax treaties between the various countries in which we operate. Our income tax reporting is subject to audit by domestic and foreign authorities. Our effective tax rate may change from year-to-year based on changes in the mix of activities and income earned among the different jurisdictions in which we operate; changes in tax laws in these jurisdictions; changes in the tax treaties between various countries in which we operate; changes in our eligibility for benefits under those tax treaties; and changes in the estimated values of deferred tax assets and liabilities. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Such changes could result in a substantial increase in the effective tax rate on all or a portion of our income.
In August 2022, the Inflation Reduction Act (the “IRA”) was signed into law, which includes implementation of a new corporate alternative minimum tax (the “CAMT”), among other provisions. The CAMT imposes a minimum tax on the adjusted financial statement income (“AFSI”) for “applicable corporations” with average annual AFSI over a three-year period in excess of $1 billion. A corporation that is a member of a foreign-parented multinational group, as defined, must include the AFSI (with certain modifications) of all members of the group in applying the $1 billion test, but would only be subject to the CAMT if the three-year average AFSI of its US members, US trades or business of foreign group members that are not subsidiaries of US members, and foreign subsidiaries of US members exceeds $100 million. Although we currently do not believe that the CAMT will have a significant impact on our tax results, there are a number of uncertainties as to the interpretation and application of the CAMT, and it is possible that any future guidance with respect to the interpretation and application of the CAMT could result in the CAMT having a material effect on our liability for corporate taxes and our consolidated effective tax rate.

On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”) published a statement that outlined the key components of a two-pillar plan to address the tax challenges arising from the digitalisation of the economy. The statement was agreed by the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) which now includes 145 member jurisdictions. The timetable for implementation of the two-pillar plan was initially proposed for 2023, but has since been extended to 2024 and, with respect to certain components of the plan, 2025. Under the pillar one proposals, a portion of the residual profits of multinational enterprise (“MNE”) groups with global turnover above €20 billion and a profit margin above 10% will be allocated to market jurisdictions where such allocated profits would be taxed. Under pillar two proposals, a global minimum corporate tax rate of 15% will apply to undertaxed profits of MNE groups with consolidated revenue of at least €750 million. On December 20, 2021, the OECD released model rules on the global minimum tax under pillar two, followed by the OECD’S commentaries, examples, three sets of administrative guidance and certain other documents relating to the operation and application of the model rules. On December 18, 2023, the OECD announced plans to release additional guidance on model rules and to start the peer review process in 2024. Many members of the Inclusive Framework have either introduced or announced their intention to introduce certain components of the global minimum tax in line with the model rules for fiscal year beginning on or after December 31, 2023. In particular, on December 15, 2022, the Council of the European Union (“EU”) adopted a directive to require the implementation of the pillar two rules by EU member states, with certain elements becoming effective for fiscal years beginning on or after December 31, 2023. On August 4, 2023, Canada released draft legislation to enact certain components of the pillar two proposals into Canadian law as the Global Minimum Tax Act (“GMTA”). The GMTA is generally aligned with the model rules proposed by the OECD and is expected to become effective for fiscal years beginning on or after December 31, 2023. The United States did not announce plans to enact the tax measures under the two-pillar plan. On February 1, 2023, the US Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two by other jurisdictions is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. We will continue to monitor the implementation of the two-pillar plan by the countries in which we operate, and to consider the impact of these measures. Many jurisdictions in which the Company operates have adopted the global minimum tax provision of the OECD pillar two effective for tax years beginning in January 2024. We currently do not expect the provisions of the Inclusive Framework, as currently adopted, to have a material impact on our liability for corporate taxes or our consolidated tax rate. However, it is possible that the further implementation of the Inclusive Framework could have a material effect on our liability for corporate taxes or our consolidated tax rate in the future.
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
For a number of our commercialized products and pipeline products, including Xifaxan®, Siliq®, Lumify®, Plenvu®, Vyzulta®, Relistor®, Jublia® and the pipeline products that are the subject of our licenses with Eyenovia, Inc., Novaliq GmbH, BHVI and Clearside Biomedical, Inc., we rely on licenses to patents and other technologies, know-how and intellectual property and proprietary rights held by third parties. Any loss, expiration, termination or suspension of our rights to such licensed intellectual property would result in our inability to continue to develop, manufacture and market the applicable products or product candidates and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. If these licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, third parties, including our competitors, could have the freedom to seek regulatory approval of, and to market, products identical or similar to ours, and we may be required to cease our development and commercialization of certain of our products. Under some license agreements, we may not control the preparation, filing, prosecution or maintenance of the licensed intellectual property, or may not have the first right to enforce the intellectual property. In those cases, we may not be able to adequately influence patent prosecution or enforcement, or prevent inadvertent lapses of coverage due to failure to pay maintenance fees and we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business and that does not compromise the patent rights. In the future, we may also need to obtain such licenses from third parties to develop, manufacture, market or continue to develop, manufacture or market our products. If we are unable to timely obtain these licenses on commercially reasonable terms or at all, our ability to develop, manufacture and market our products may be inhibited or prevented, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
We formed a Patient Access and Pricing Team which is committed to maintaining patients’ ability to access our branded prescription pharmaceutical products. All future pricing actions will be subject to review by the Patient Access and Pricing Team.
At this time, we cannot predict what specific pricing changes the Patient Access and Pricing Team will make for the remainder of 2024 or beyond nor can we predict what other changes in our business practices we may implement with respect to pricing (such as imposing limits or prohibitions on the amount of pricing increases we may take on certain of our products or taking retroactive or future price reductions). We also cannot predict the impact such pricing decisions or changes will or would have on our business. However, any such changes could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
In prior years, we have undertaken a number of divestitures of certain of our assets and businesses. We may, in the future, seek to divest additional assets and/or businesses, some of which may be material and/or transformative, which could adversely affect our business, prospects and opportunities for growth.
In past years, we have completed a number of divestitures of our assets, products or businesses that were not considered core to our ongoing operations or the needs of our primary-customer base, including the divestitures of our Obagi Medical Products business, our iNova Pharmaceuticals business, our Dendreon Pharmaceuticals subsidiary, our Sprout Pharmaceuticals subsidiary, the CeraVe®, AcneFree™ and AMBI® skincare brands and our Amoun Pharmaceutical subsidiary. We may, in the future, seek to complete additional divestitures.
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
Finally, these acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated or to achieve anticipated benefits and success, expose us to increased competition or challenges with respect to our products or geographic markets, and expose us to additional liabilities associated with an acquired business, product, technology or other asset or arrangement. Any one of these challenges or risks could impair our ability to realize any benefit from an acquisition or arrangement after we have expended resources on them.
Bausch + Lomb has recently completed a number of acquisitions and in-licensing transactions and may, in the future, seek to identify and acquire certain other assets, products and businesses. Bausch + Lomb may experience difficulties in integrating any acquired assets, products and businesses and Bausch + Lomb may fail to realize the anticipated benefits of any such acquisitions.
Bausch + Lomb has recently completed a number of acquisitions and in-licensing transactions, including the recent acquisition of XIIDRA® (lifitegrast ophthalmic solution) and certain other ophthalmology assets from Novartis Pharma AG and Novartis Finance Corporation (the “XIIDRA Acquisition”). Bausch + Lomb may in the future seek to identify and acquire complementary businesses, products, technologies or other assets to augment its pipeline. Such transactions may be complex, time consuming and expensive. There can be no guarantee that Bausch + Lomb will be able to successfully consummate acquisitions or other arrangements, which could result in significant diversion of management and other employee time, as well as substantial out-of-pocket costs. If such transactions are not completed for any reason, Bausch + Lomb may incur significant costs and the market price of its common shares may decline.
In addition, even if an acquisition is consummated, the integration of the acquired business, product or other assets into Bausch + Lomb may be complex and time-consuming, and Bausch + Lomb may not achieve the anticipated benefits, cost-savings or growth opportunities it expects. Potential difficulties that may be encountered in the integration process include the following: integrating personnel (such as the XIIDRA salesforce brought on as part of the XIIDRA Acquisition), operations and systems, while maintaining focus on selling and promoting existing and newly-acquired products; coordinating geographically dispersed organizations; distracting management and employees from operations; retaining existing customers and attracting new customers; maintaining the business relationships the acquired company has established, including with health care providers; and managing inefficiencies associated with integrating the operations of Bausch + Lomb and the acquired business, product or other assets. In addition, delays encountered in the integration process could result in a failure to realize the anticipated benefits on the anticipated timeline, or at all.
Finally, these acquisitions and other arrangements, even if successfully integrated, may fail to further Bausch + Lomb’s business strategy as anticipated or to achieve anticipated benefits and success, expose Bausch + Lomb to increased competition or challenges with respect to its products or geographic markets, and expose Bausch + Lomb to additional liabilities associated with an acquired business, product, technology or other asset or arrangement. Any one of these challenges or risks could impair Bausch + Lomb’s ability to realize any benefit from our acquisition or arrangement after it has expended resources on them.
With respect to the XIIDRA Acquisition, in addition to the integration challenges Bausch + Lomb faces, the anticipated benefits Bausch + Lomb expects from this acquisition are subject to numerous assumptions, including assumptions derived from its diligence efforts concerning the status of and prospects for the XIIDRA business and the pipeline assets. Bausch + Lomb cannot provide any assurances with respect to the accuracy of its assumptions, including its assumptions with respect to future revenues of the XIIDRA products or assumptions regarding its ability to successfully develop and obtain regulatory approval for the acquired pipeline assets. There are a variety of risks and uncertainties, some of which are outside of Bausch + Lomb’s control, which could cause actual results to differ materially from these anticipated benefits. As a result, there can be no assurance that Bausch + Lomb will realize the anticipated benefits from the XIIDRA Acquisition in the anticipated timelines, or at all.

In addition, as described above, Bausch + Lomb may expend significant expenses in connection with the consummation of these transactions and the integration of the acquired business with the Bausch + Lomb business. These expenses may include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and fees associated with any debt financing required in connection with the funding for such transactions. Many of these expenses must be paid regardless of whether the transaction is consummated. Additional unanticipated costs may be incurred in the integration of the acquired business with the Bausch + Lomb business. In addition, as was the case with the XIIDRA Acquisition, Bausch + Lomb may also incur additional indebtedness to finance the transaction, which indebtedness may be material and may limit its operating or financial flexibility relative to its then current position.
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
In April 2017, the European Union adopted Medical Device Regulation (“MDR”), which repeals and replaces the Medical Device Directive (“MDD”) and Active Implantable Medical Devices Directive (“AIMDD”) 90/385/EEC. The MDR, for most parts, became applicable on May 26, 2021. Under the MDR, several transitional measures apply to medical devices that are certified under the MDD or AIMDD prior to May 26, 2021 or, for class I devices, for which a declaration of conformity was drawn up prior to May 26, 2021, allowing these devices to be placed on the market after May 26, 2021 under certain conditions for a transitional period. However, if we make any significant changes in the design or intended purpose of our devices, they will no longer benefit from such transitional periods. Generally, the MDR imposes stricter requirements on manufacturers, importers and distributors of medical devices. Moreover, the requirements to provide clinical data for medical devices has become stricter and as a result we may need to conduct new time consuming and costly clinical investigations with our existing medical devices to meet the new requirements, including to obtain CE certificates under the MDR. We may, or may not, be able to provide this data in time to obtain MDR certifications in a timely fashion when our existing certificates expire. These new regulations impact all of our existing and pipeline medical device products being sold in the EEA for which we are legal manufacturer, importer and/or distributor, including contact lens, lens care, eye health, aesthetic and surgical areas, as well as certain of our products outside the EEA, which rely on the EEA registration to support registration in those other countries. These products, in the aggregate, account for a meaningful portion of our net revenue in this region. While we are working to ensure compliance with these new regulations for all impacted products, we may not be able to achieve compliance for all products within the applicable transition period. If we fail to achieve compliance, we will not be able to market and sell the non-compliant products in the EEA, nor will we be able to rely on the non-compliant registration for such products in regions outside of the EEA, which could have a material adverse effect on our business, financial condition, cash flows and results of operations in the EEA and, possibly, on a consolidated basis, and could cause the market value of our common shares to decline.
While EU law is applicable in Northern Ireland, the UK Medical Devices Regulations 2002/68 also need to be complied with in Great Britain. Before July 1, 2023, medical device manufacturers who have CE marked devices were able to continue to place them on the market in the whole of the United Kingdom (the “UK”) without a change in labeling. As of July 1, 2023, devices destined for Great Britain are required to follow the UK regulatory regime and to be labeled with the UKCA mark. Northern Ireland will, however, continue to accept CE marked devices. There are some additional requirements for manufacturers who are based outside the UK such as the requirement to appoint a UK Responsible Person (“UKRP”) to take on certain regulatory responsibilities with respect to the Medicines and Healthcare products Regulatory Agency (“MHRA”) and users or customers in the UK. To enable devices to be placed on the market in the UK after January 1, 2022 (even for CE marked devices), a UK manufacturer must register with the MHRA, as must a UKRP for an overseas manufacturer. Such registering entity will then register each of the devices for which they are responsible for placing on the market in the UK, whether in Great Britain or Northern Ireland. This may create added expense and challenges as explained below.
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
Some components and raw materials used in our manufactured products, and some finished products sold by us, are currently available only from one or a limited number of domestic or foreign suppliers. For example, with respect to some of our largest or most significant products, the supply of the finished product for each of our Siliq®, Lumify®, Trulance®, Vyzulta®, SofLens®, MEIBO®, XIIDRA®, Wellbutrin XL®, Jublia®, Aplenzin®, Relistor® Oral, Arestin® and PureVision® products are only available from a single source (either one of our internal manufacturing sites or third party manufacturers) and the supply of active pharmaceutical ingredient for each of our Siliq®, Trulance®, Vyzulta®, MEIBO®, Preservision® Aplenzin®, Relistor® Oral, Arestin® and Bedoyecta® products are also only available from a single source. In the event an existing supplier fails to supply product on a timely basis and/or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or we are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we may be unable to obtain the required components, raw materials or products on a timely basis or at commercially reasonable prices. We attempt to mitigate these risks by maintaining safety stock of these products, but such safety stock may not be sufficient. In addition, in some cases, only a single source of active pharmaceutical ingredient is identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval, which would involve time and expense to us. A prolonged interruption in the supply of a single-sourced raw material, including the active pharmaceutical ingredient, or single-sourced finished product could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, these third-party manufacturers may have the ability to increase the supply price payable by us for the manufacture and supply of our products, in some cases without our consent.
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
In addition, there have been executive orders, legislation, and legislative and regulatory proposals, including in connection with government programs such as Medicare, concerning drug prices and related issues, including the perceived need to bring more transparency to drug pricing, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs. These include legislation promulgated by the IRA that enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation, redesigns

Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allows for the U.S. government to set prices for certain drugs in Medicare.
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
We have operations and facilities which sell and distribute our products in many parts of the world. Natural events (such as a hurricane or major earthquake), terrorist attacks, pandemics, epidemics, outbreaks of an infectious disease or other catastrophic events, including adverse weather events associated with global climate change which have increased in severity and frequency in recent years, could cause delays in developing, manufacturing or selling our products. Such events that occur in major markets where we sell our products could reduce the demand for our products in those areas and, as a result, impact our sales into those markets. In either case, any such disruption could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
▪credit market uncertainty;
▪restrictions on business activities and other challenges associated with pandemics, including the lingering COVID-19 pandemic, epidemics, outbreaks of an infectious disease or similar events;
▪differing local practices, customs and cultures, some of which may not align or comply with our Company practices and policies or U.S. or Canadian laws and regulations;
▪difficulties with licensees, contract counterparties, or other commercial partners; and
▪differing local product preferences and product requirements.
As a result of changes to U.S. trade policy, there may be changes to existing trade agreements and greater restrictions on trade generally. For example, on November 30, 2018, the United States, Canada and Mexico signed the United States-Mexico-Canada Agreement (“USMCA”) as an overhaul and update to the North American Free Trade Agreement. The USMCA was subsequently revised on December 10, 2019 and fully ratified on March 13, 2020.
Notwithstanding the USMCA, support for protectionism and rising anti-globalization sentiment in the United States and other countries may slow global growth. In particular, a protracted and wide-ranging trade conflict between the United States and China could adversely affect global economic growth. Concerns also remain around the social, political and economic impacts of the changing political landscape in Europe. In addition, there are growing concerns over an economic slowdown in emerging markets in light of capital outflows in favor of developed markets and expected interest rate increases. Broader geopolitical tensions remain high amongst the U.S., Russia, Ukraine, China, and across the Middle East. For example, in response to potential conflict between Russia and Ukraine, the U.S. and/or other countries in which we operate may impose sanctions or other restrictive actions against governmental or other entities in Russia.
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
As a result of the ongoing conflict between Russia and Ukraine, the current and any future responses by the global community to such conflict and any counter responses by the Russian government or other entities or individuals, and the potential expansion of the conflict to other countries, we have begun to experience and may continue to experience an adverse impact on our business and operations in this region, as well as on our business and operations generally, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.
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
For 2023 and 2022, we derived approximately 2% of our revenues from sales of our products in Russia and less than 1% of our revenues from sales of our products in both Ukraine and Belarus. The conflict between Ukraine and Russia has begun to impact our business in the region, and we are continuously monitoring developments to assess any potential future impact that may arise. Given the nature of our products, we do not believe that the current sanctions and other measures imposed by the United States and other countries preclude us from conducting business in the region. However, we anticipate that the ongoing conflict in this region and the sanctions and other actions by the global community in response may continue to hinder our ability to conduct business with customers and vendors in this region. For example, we have experienced and may in the future experience disruption and delays in the supply of our products to our customers in Russia, Belarus and Ukraine. We have experienced and may in the future also experience decreased demand for our products in these countries as a result of the conflict and invasion. In addition, we may experience difficulties in collecting receivables from such customers. If we are hampered in our ability to conduct business with new or existing customers and vendors in this region, our business, and operations, including our revenues, profitability and cash flows, could be adversely impacted. Furthermore, if the sanctions and other retaliatory measures imposed by the global community change, we may be required to cease or suspend our operations in the region or, should the conflict worsen, we may voluntarily elect to do so. We cannot provide assurance that current sanctions or potential future changes in these sanctions or other measures will not have a material impact on our operations in Russia, Belarus and Ukraine. The disruption to, or suspension of, our business and operations in Russia, Belarus and Ukraine would adversely impact our business, financial condition, cash flows and results of operations in this region which may, in turn, materially adversely impact our overall business, financial condition, cash flows and results of operations, which impact could be material, and could cause the market value of our common shares to decline. Finally, we are also subject to risks if exchange controls were to be imposed that would limit the repatriation of profits from our operations in Russia. While we do not rely on profits or dividends from our Russian operations to fund our debt repayment or other business activities generally, as our operations from Russia primarily involve the sale of products purchased from our affiliates located outside of Russia, any exchange controls that would limit the purchase of or payment for products or goods from outside of Russia may have an adverse impact on our operations in Russia or the way we conduct business in Russia.
While the precise effects of the ongoing military conflict and sanctions on the Russian and global economies remain uncertain, they have already resulted in significant volatility in financial markets and depreciation of the Russian ruble and the Ukrainian hryvnia against the U.S. dollar, as well as in an increase in energy and commodity prices globally. Should the conflict continue or escalate, there may be various economic and security consequences including, but not limited to, supply shortages of different kinds, further increases in prices of commodities, including piped gas, oil and agricultural goods, reduced consumer purchasing power, significant disruptions in logistics infrastructure, telecommunications services and risks relating to the unavailability of information technology systems and infrastructure. The resulting impacts to the global economy, financial markets, inflation, interest rates and unemployment, among others, could adversely impact economic and financial conditions. Other potential consequences include, but are not limited to, growth in the number of popular uprisings in the region, increased political discontent, especially in the regions most affected by the conflict or economic sanctions, increase in cyberterrorism activities and attacks, displacement of persons to regions close to the areas of conflict and an increase in the number of refugees fleeing across Europe, among other unforeseen social and humanitarian effects.
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
The continuation of the conflict between Ukraine and Russia, any escalation of that conflict, and the financial and economic sanctions and import and/or export controls imposed on Russia by the U.S., the UK, the EU, Canada and others, and the above-mentioned adverse effect on our operations (both in this region and generally) and on the wider global economy and market conditions could, in turn, have a material adverse impact on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Israel and Hamas.
The global economy has been negatively impacted by the military conflict between Israel and Hamas. There could be an expansion of the countries involved, which could lead to significant detrimental effects to the global economy. Although we do not have significant customers or suppliers in the Middle East region, we do have customers and suppliers in surrounding regions which may be affected. Further escalation of the Israel and Hamas conflict and geopolitical tensions related to such military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyber attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition and results of operations. The effects of the ongoing conflict could heighten many of our known risks described in these “Risk Factors.”
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
We and our suppliers, partners, customers and vendors have experienced, and may continue to experience cybersecurity incidents, although to our knowledge we have not experienced any material incident or interruption to date. While we attempt to take appropriate security and cybersecurity measures to protect our information technology systems and infrastructure (including any trade secrets, confidential or other sensitive information) and to prevent and detect breakdowns, unauthorized breaches and cyber-attacks, we cannot guarantee that such measures will be successful and that breakdowns and breaches of, or attacks on, our systems and data, or those of third parties upon which we rely, will be prevented. Such breakdowns and breaches of, or attacks on, our systems and infrastructure, or the public perception that we or any third party upon which we rely have suffered a cybersecurity incident or breakdown, may cause business interruption and could have a material adverse effect on our business, financial condition, cash flows and results of operations, damage our reputation with customers, employees and third parties with whom we do business and cause the market value of our common shares and/or debt securities to decline, and we may suffer financial damage or other loss, including fines or criminal penalties or may be subject to litigation, including potentially class action lawsuits because of lost or misappropriated information.
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
We are also subject to various state, federal and international laws and regulations governing the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information, including HIPAA. Many states in which we operate have laws that protect the privacy and security of sensitive and personal information, including health-related information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes stringent data privacy and security requirements and obligations with respect to the personal information of California residents and provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data that may increase the likelihood of, and risks associated with, data breach litigation. The effects on our business of the CCPA and other similar state laws are potentially significant. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject. For instance, the California Privacy Rights Act (“CPRA”) which was passed in November 2020 and took effect on January 1, 2023, maintains the core framework of the CCPA, while also making a number of substantive changes. Since these data security regimes are evolving, uncertain and complex, especially for a global business such as ours, we will need to update or enhance our compliance measures from time to time and these updates or enhancements will require further implementation costs. Any failure, or perceived failure, by us to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyberattacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting our business, could result in significant liability, costs (including the costs of mitigation and recovery), a material loss of revenue resulting from the adverse impact on its reputation and brand, loss of proprietary information and data, disruption to its business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause customers and business partners to lose trust in us, which could have an adverse effect on our reputation and business.

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
In addition, in China, the Personal Information Protection Law (the “PIPL”) came into effect in November 2021. The PIPL is the first national-level law comprehensively regulating issues in relation to personal information protection. The PIPL provides for very specific administrative requirements and security controls when transferring personal data outside the Peoples Republic of China. These transfer requirements came into effect on March 1, 2023.
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
In 2019, the U.S. Department of Health and Human Services (“HHS”) announced a preliminary plan to allow for the importation of certain lower-cost drugs, excluding insulin, biological drugs, controlled substances and intravenous drugs, from Canada. The preliminary plan relies on individual states to develop proposals for safe importation of those drugs from Canada and submit those proposals to the federal government for approval. In 2020, HHS issued a final rule allowing states to submit importation proposals to the FDA, which was reinforced in 2021 by an executive order from the Biden Administration directing the FDA to work with the states to import prescription drugs from Canada. After a three-year effort by the state of Florida to gain approval to implement an importation plan, on January 5, 2024, the FDA authorized the state of Florida to import certain prescription drugs from Canada. Even with this FDA approval, Florida must meet additional requirements before the plan can be implemented, including the filing of a pre-import request for each drug they seek to import and quality testing. There may be additional barriers to implementation, such that the benefits may not be realized for some time and, even if they are, the reach and impact of Florida’s plan may be limited. It is unclear whether other states will follow Florida’s lead or what the impact of the FDA’s novel decision to allow a state to import prescription drugs from another country will be. Studies to evaluate the related costs and benefits, the reasonableness of the logistics, and measure the public reaction of such a plan have not been performed. We cannot provide assurance as to the ultimate content, timing, effect or impact of such a plan.
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
In recent years, shareholder activism involving corporate governance, fiduciary duties of directors and officers, strategic direction and operations has become increasingly prevalent. One of our investors, which currently owns approximately 9.5% of our outstanding common shares, filed a Schedule 13D with the SEC in February 2021 (and subsequently amended), in which it was indicated that the investor intended to engage in discussions with our management and board regarding ways to enhance shareholder value, including our ongoing strategic review and that it may also seek board representation. We subsequently entered into a Director Appointment and Nomination Agreement with such investor, pursuant to which they have appointed two members to our Board of Directors.
In the event such investors continue to pursue such proposals or we become the subject of additional shareholder activism, this may create a significant distraction for our management and employees. This could negatively impact our ability to execute our business plans (including the full B+L Separation) and may require our management to expend significant time, resources and costs, including legal fees and other expenses incurred in connection with any proxy contest that may result from any such shareholder activism. Furthermore, when individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders and could lead us to adopt other plans that we cannot predict and which could focus on short-term benefits with longer-term costs or that may not be in the best interests of the Company. Such shareholder activism may also create uncertainties with respect to our financial position and operations, may adversely affect our ability to attract and retain key employees and may result in loss of potential business opportunities with our current and potential customers and business partners, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, such shareholder activism may cause significant fluctuations in our share price based on temporary or speculative market perceptions, uncertainties or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business, and could cause the market value of our common shares to decline. While we will remain responsive to shareholder demands, there is no assurance that we will achieve their objectives, or that doing so will decrease the likelihood of activist shareholder engagement in the future.
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
For example, for 2023, 2022 and 2021, we recognized impairments to finite-lived intangible assets of $54 million, $15 million and $234 million, respectively. These asset impairments were primarily attributable to revisions in sales forecasts associated with discontinuances, generic competition and other market forces. In addition to impairments to finite-lived intangible assets, for 2023, 2022 and 2021, we recognized $493 million, $824 million and $469 million, respectively, in impairments to goodwill. These impairments to goodwill were primarily the result of revisions to our long-term forecasts as well as increases in market interest rates which resulted in higher discount rates used in the impairment analysis for the reporting units due to changing business dynamics and market conditions.
We conducted our annual goodwill impairment test as of October 1, 2023, which included performing separate quantitative fair value tests for the International reporting unit, the Generics reporting unit of the Diversified segment and the Vision Care, Surgical and Pharmaceuticals reporting units of the Bausch + Lomb segment. Our quantitative fair value testing resulted in an impairment of $91 million to the goodwill of our Generics reporting unit. No impairment to the goodwill of any other reporting unit was identified as of October 1, 2023. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
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
•the impact of COVID-19;
•geo-political conditions, including armed conflicts and wars;
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
We have established a set of policies and procedures to assess, identify, and manage material risks from cybersecurity threats, codified in the Bausch Health Cybersecurity Program (the “Program”). The purpose of the Program is to establish a comprehensive framework intended to identify, manage, and where possible mitigate risks; prevent or identify and manage security incidents; protect our information assets, systems, and networks from potential threats; and enable a prompt response and recovery from cyber-attacks.
The Program is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). The NIST CSF offers a framework for cybersecurity management, including asset identification, systems protection, threat detection, and incident response and recovery. In particular, our cybersecurity strategy, as set forth in the Program, uses NIST Special Publication 800-53, which covers the steps in the CSF that address security safeguards across five dimensions of information security (Identification, Protection, Detection, Response, and Recovery). The Program guides the execution of our cybersecurity responsibilities for our digital infrastructure, including network security, endpoint security, data protection, incident response, awareness and training, compliance, and risk management.
The policies and procedures established pursuant to the Program include:

•Risk Identification – Seeking to identify and manage cybersecurity risk to systems, assets, data, people, and capabilities using measures such as asset management and assessment of suppliers and third-party partners, including using audits and testing.
•Protection – Implementation of safeguards designed to ensure delivery of critical infrastructure services, including identity management and access control, security training, and use of protective technology.
•Detection – Detection of the occurrence of anomalies and cybersecurity events through monitoring and communication to appropriate personnel.
•Response – Establishing appropriate responses when cybersecurity events are detected, including through response planning and establishment of communications channels.
•Recovery – Seeking to ensure resilience and restore any capabilities or services that were impaired due to a cybersecurity incident, through recovery planning and other measures.
Pursuant to the Program, the Bausch Health Information Technology Security Department develops specific cybersecurity policies, procedures and guidelines. Key cybersecurity risk drivers, mitigation strategies, and key updates are incorporated as part of our ongoing Enterprise Risk Management processes. Our executive management team is responsible and accountable for the Program, cybersecurity risks generally, and ensuring that appropriate resources are allocated to addressing such risks, with Board-level oversight from the Audit and Risk Committee of the Board of Directors. We review and seek to improve the Program through assessments from external, independent third parties, who review documentation, conduct interviews with key stakeholders, assess security roadmap progression and maturity against industry benchmarks, report on our internal incident response preparedness and help identify areas for continued focus. We also have insurance coverage for potential losses arising from a cybersecurity incident and to provide professional services that mitigate potential business impacts during cybersecurity incidents.
Impact of cybersecurity risks on business strategy, results of operations or financial condition
As of the date of this Form 10-K, there have been no cybersecurity incidents that have materially affected, or are likely to materially affect the Company’s business strategy, results of operations or financial condition. Please refer to “Risk Factors— Risks Relating to Information Technology—We have become increasingly dependent on information technology systems and infrastructure and any breakdown, interruption, breach or other compromise of our or our third-party service providers’ information technology systems could compromise sensitive information related to our business or prevent us from accessing critical information and subject us to liability or interrupt the operation of our business, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.” under Item 1A. of this Form 10-K for additional description of cybersecurity risks and potential related impacts on our Company.
Governance
The Audit and Risk Committee of the Board, comprised fully of independent directors, is responsible for assisting the Board in oversight of risk, including cybersecurity risks. As part of that responsibility, the Audit and Risk Committee regularly reviews our enterprise risk assessment results, including the results of any cybersecurity risk assessments or audits, reports of investigations into any significant cybersecurity risks, and assessments of our insurance coverage for significant operational risks, including cybersecurity.
In addition, we have established a Global Cybersecurity Disclosure Committee, a senior-level, cross-functional governance committee comprised of representatives from our Information Technology, Compliance, Finance, and Legal departments, which is engaged during certain cybersecurity incidents to determine further response, escalation and reporting needs. The Global Cybersecurity Disclosure Committee meets quarterly to review information technology risk metrics and as needed in the event of a potentially material security incident, including at the discretion of Vice President of Information Security. The Global Cybersecurity Disclosure Committee is responsible for oversight of the implementation of appropriate remediation for security incidents where required, as well as determining whether to discuss any information security incidents with the Audit and Risk Committee of the Board of Directors and if external reporting is required under relevant laws, regulations or SEC rules. Members of our Global Cybersecurity Disclosure Committee have work experience managing cybersecurity and information security risks, an understanding of the cybersecurity threat landscape and/or knowledge of emerging cybersecurity and data privacy risks.

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
We believe that we have sufficient facilities to conduct our operations. Our facilities in aggregate are approximately 10 million square feet and include, among others, the following principal properties:

Bausch Health Location	Purpose	Owned or Leased	Approximate Square Footage
Laval, Quebec, Canada	Corporate headquarters, R&D, manufacturing and warehouse facility	Owned	338,000
Bridgewater, New Jersey(1)	Administration shared with Bausch + Lomb	Leased	310,000
San Juan del Rio, Mexico	Offices and manufacturing facility	Owned	853,000
Jelenia Gora, Poland	Offices, R&D, manufacturing and warehouse facility	Owned	521,000
Rzeszow, Poland	Offices, R&D, manufacturing and warehouse facility	Owned	380,000
Steinbach, Canada	Offices, manufacturing and warehouse facility	Owned	241,000

Bausch + Lomb Location	Purpose	Owned or Leased	Approximate Square Footage
Vaughan, Ontario, Canada	Corporate headquarters and distribution facility	Leased	66,000
Bridgewater, New Jersey	Administration shared with Bausch Health	Leased	310,000
Rochester, New York	Offices, R&D and manufacturing facility	Owned	953,000
Waterford, Ireland	R&D and manufacturing facility	Owned	500,000
Woodruff, South Carolina	Distribution facility	Leased	432,000
Jinan, China	Offices and manufacturing facility	Owned	418,000
Berlin, Germany	R&D, manufacturing, distribution and office facility	Owned	339,000
Greenville, South Carolina	Manufacturing facility	Owned	314,000
Lynchburg, Virginia	Offices and distribution facility	Owned	224,000
Tampa, Florida	R&D and manufacturing facility	Owned	171,000
Aubenas, France	Offices, manufacturing and warehouse facility	Owned	148,000
St. Louis, Missouri	Offices, R&D and manufacturing facility	Owned	140,000
Macherio, Italy	Offices, manufacturing and warehouse facility	Owned	119,000
Clearwater, Florida	R&D and manufacturing facility	Owned	102,000
Beijing, China	Manufacturing facility	Owned	97,000
____________________________________
(1) — A lease for a second building in Bridgewater, New Jersey was signed in 2015 and was not included in the square footage shown in the table above as the Company has never occupied the second building. In 2016, the Company concluded that it would not occupy the second building and recognized the appropriate charge for all future rents due, net of the anticipated sub-let income associated with the second building. In 2023, the Company decided to exercise an option to early terminate the lease period. As a result, the Company recognized an impairment to the right-of-use asset and a charge for the required termination payment.
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
Holders
The approximate number of holders of record of our common shares as of February 16, 2024 was 1,790.

Performance Graph
The following performance graph compares the cumulative total return on a $100 investment on December 31, 2018, assuming reinvestment of all dividends, in: (i) our common shares, (ii) the S&P 500 Index, (iii) the S&P/TSX Composite Index and (iv) the NASDAQ Biotechnology Index.
Five Year Performance - Cumulative total return on a $100 investment on December 31, 2018

	As of December 31,
	2018	2019	2020	2021	2022	2023
Bausch Health Companies Inc.	$100	$162	$113	$149	$34	$43
S&P 500	$100	$131	$156	$200	$164	$207
S&P/TSX Composite	$100	$123	$130	$162	$153	$171
NASDAQ Biotechnology	$100	$125	$158	$158	$142	$149
Dividends
No dividends were declared or paid in 2023, 2022 or 2021. While our Board of Directors will review our dividend policy periodically, we currently do not intend to pay any cash dividends in the foreseeable future. In addition, our 2022 Amended Credit Agreement and indentures include restrictions on the payment of dividends. See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further details regarding these restrictions.
Restrictions on Share Ownership by Non-Canadians
There are no limitations under the laws of Canada or in our organizational documents on the right of foreigners to hold or vote securities of our Company, except that the Investment Canada Act (Canada) (the “Investment Canada Act”) may require review and approval by the Minister of Innovation, Science and Industry (Canada) (the “Minister”) of an acquisition of “control” of our Company by a “non-Canadian” as those terms are defined under the Investment Canada Act.

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
The Investment Canada Act also provides that any investment by a non-Canadian in a Canadian business, even where control has not been acquired, can be reviewed on grounds of whether it may be injurious to national security. Where an investment is determined to be injurious to national security, the federal cabinet of the Canadian government (“Cabinet”) can prohibit closing or, if closed, can order the investor to divest control. Short of a prohibition or divestment order, Cabinet can impose terms or conditions on the investment or can require the investor to provide binding undertakings to remove the national security concern.
Competition Act
Part IX of the Competition Act (Canada) (the “Competition Act”) requires that a pre-merger notification filing be submitted to the Commissioner of Competition (the “Commissioner”) in respect of certain classes of merger transactions that exceed certain prescribed share ownership and financial thresholds. If a proposed transaction exceeds such thresholds, subject to certain exceptions, the notification filing must be submitted to the Commissioner and the statutory waiting period must expire or be terminated early or waived by the Commissioner before the transaction can be completed.
All mergers, regardless of whether they are subject to Part IX of the Competition Act, are subject to the substantive merger review provisions under Section 92 of the Competition Act. In particular, the Commissioner may challenge a transaction before the Competition Tribunal where the transaction prevents or lessens, or is likely to prevent or lessen, competition substantially in a market. The Commissioner may not make an application to the Competition Tribunal under Section 92 of the Competition Act more than one year after the merger has been substantially completed.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information required under this Item will be included in our definitive proxy statement for the 2024 Annual Meeting of Shareholders expected to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K (the “2024 Proxy Statement”), and such required information is incorporated herein by reference.
Purchases of Equity Securities by the Company and Affiliated Purchases
There were no purchases of equity securities by the Company during the fourth quarter of the year ended December 31, 2023.
Item 6.    Reserved

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through February 22, 2024 and should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion. Additional company information, including this Form 10-K, is available on SEDAR+ at www.sedarplus.ca and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
Bausch Health Companies Inc. (“we”, “us”, “our”, the “Company” or “Bausch Health”) is a global, diversified specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of gastroenterology (“GI”), hepatology, neurology and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and aesthetic medical devices and, through its approximately 88% ownership of Bausch + Lomb Corporation (“Bausch + Lomb”), branded, and branded generic pharmaceuticals, OTC products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment) in the therapeutic area of eye health. The Company’s products are marketed directly or indirectly in approximately 90 countries.
We generated revenues for 2023, 2022 and 2021, of $8,757 million, $8,124 million and $8,434 million, respectively. Our portfolio of products falls into five reportable segments: (i) Salix, (ii) International, (iii) Solta Medical, (iv) Diversified and (v) Bausch + Lomb. The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represented approximately 80% of Salix segment revenues.
•The International segment consists of sales, with the exception of sales of Bausch + Lomb products and Solta Medical aesthetic medical devices, outside the U.S and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical products and OTC products.
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals (formerly known as Ophthalmic Pharmaceuticals) businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). On May 5, 2022, the registration statement related to the initial public offering of Bausch +Lomb (the “B+L IPO”) was declared effective, and Bausch + Lomb’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, B+L was an indirect wholly-owned subsidiary of Bausch Health. On May 10, 2022, a wholly owned subsidiary of the Bausch Health sold 35,000,000 common shares of Bausch + Lomb pursuant to the B+L IPO. Upon the closing of the B+L IPO and after giving effect to the subsequent partial exercise of the over-allotment option by the underwriters, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of B+L’s outstanding common shares as of the date of this filing.

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
The B+L Separation, if consummated, will result in two separate, independent companies:
•Bausch Health excluding Bausch + Lomb - a diversified pharmaceutical company with leading positions in gastroenterology, hepatology, dermatology, neurology and international pharmaceuticals, and aesthetic medical devices. The remaining pharmaceutical entity will comprise a diversified portfolio of our leading durable brands across the Salix, International, Solta Medical and Diversified businesses; and
•Bausch + Lomb - a fully integrated eye health company built on the iconic Bausch + Lomb brand and its long history of innovation.
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
To position ourselves to unlock the value we see in our individual businesses, we have sought to right-size our portfolio of assets and provide financial flexibility. In line with this focus on our core businesses, we have: (i) made measurable progress in effectively managing our capital structure, including taking actions to reduce the principal balances of our long-term debt, (ii) directed capital allocation to drive growth within these core businesses, (iii) divested assets to improve our capital structure and simplify our business, (iv) increased our efforts to improve patient access and (v) continued to invest in sustainable growth drivers to position us for long-term growth.
We believe that these and other actions we have taken to transform our Company, have helped focus our operations, improved our capital structure and mitigated certain risks associated with legacy litigation matters. We believe that these measures, along with our continued commitment to improving people’s lives through our health products, help position us to unlock potential value across our portfolio of assets by separating our eye health and pharmaceutical businesses. Although management believes the B+L Separation will unlock additional value, there can be no assurance that it will be successful in doing so.
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

Repurchases and Retirement of Senior Unsecured Notes in 2024
During January 2024, through a series of transactions we repurchased and retired outstanding senior unsecured notes with an aggregate par value of $250 million in the open market for approximately $238 million using cash on hand.
Managing Our Capital Structure in 2023
B+L Term Loan B Facility and Senior Secured Notes
On September 29, 2023, Bausch + Lomb entered into a new term loan facility (“B+L September 2028 Term Loan B Facility”) of $500 million and issued new Senior Secured Notes (“B+L October 2028 Secured Notes”) of $1,400 million to finance the $1,750 million upfront payment related to the acquisition of XIIDRA® and certain other ophthalmology assets from Novartis and associated acquisition-related transaction and financing costs (as discussed in “-Strategic Acquisitions” below and Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements).
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
As of December 31, 2023, there were $350 million in outstanding borrowings under the AR Credit Facility.
Maturities and Mandatory Payments
Maturities and mandatory payments of our principal balances of debt obligations as of December 31, 2023 were as follows:

(in millions)	2024	2025	2026	2027	2028	2029	Thereafter	Total
Total debt obligations	$155	$2,790	$892	$6,748	$7,219	$1,609	$1,593	$21,006
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
•The Company entered into the 2022 Amended Credit Agreement as defined and discussed in Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements. The 2022 Amended Credit Agreement consists of term loans of $2,500 million and a revolving credit facility of $975 million.

•Bausch + Lomb entered into the B+L Credit Agreement, as defined and discussed in Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements. The B+L Credit Agreement provides for a five-year term loan facility in an initial principal amount of $2,500 million and also provides for a five-year revolving credit facility of $500 million.
The net proceeds from these transactions, along with cash on hand, allowed us to: (i) repay certain amounts outstanding under our then existing June 2025 Term Loan B Facility and November 2025 Term Loan B Facility (each as defined and discussed in Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements), (ii) replace our existing revolving credit facility which was due to mature in 2023, with revolving credit facilities that mature in 2027, (iii) redeem in full all of our then outstanding 6.125% Senior Unsecured Notes due 2025 (the “April 2025 Unsecured Notes”) and (iv) replace our then remaining amounts outstanding under our June 2025 Term Loan B Facility and November 2025 Term Loan B Facility with term loan facilities that were to expire in 2027.
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
The secured notes issued in the Exchange Offer consist of: (i) $1,774 million in aggregate principal amount of new 11.00% First Lien Secured Notes due 2028 (the “11.00% First Lien Secured Notes”) issued by the Company, (ii) $352 million in aggregate principal amount of new 14.00% Second Lien Secured Notes due 2030 (the “14.00% Second Lien Secured Notes”, and, together with the 11.00% First Lien Secured Notes, the “New BHC Secured Notes”) issued by the Company and (iii) $999 million in aggregate principal amount of new 9.00% Senior Secured Notes due 2028 (the “9.00% Intermediate Holdco Secured Notes”, and, together with the New BHC Secured Notes, the “New Secured Notes”) issued by 1375209 B.C. Ltd. (“Intermediate Holdco”), an existing wholly-owned unrestricted subsidiary of the Company that held 38.5% of the issued and outstanding common shares of Bausch + Lomb as of December 31, 2023.
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements and “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” below for additional discussion of these matters. Cash requirements for future debt repayments including interest can be found in “— Liquidity and Capital Resources — Off-Balance Sheet Arrangements and Contractual Obligations.”
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
Our internal R&D organization focuses on the development of products through clinical trials. As of December 31, 2023, approximately 1,450 dedicated R&D and quality assurance employees in 24 R&D facilities were involved in our R&D efforts internally.
Currently, we have over 90 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
Gastrointestinal
•Rifaximin -
◦Two global Phase 3 studies for the use of an SSD formulation for the prevention of OHE in patients with early decompensation in liver cirrhosis (RED-C) have commenced. Enrollment of one of two global Phase 3 trials has been completed and enrollment of the second trial is on track and is expected to be completed in the first half of 2024. We have completed scientific advisory meetings with the Medicines Evaluation Board in the Netherlands and with Health Canada, and have received feedback on the program from National Medical Products Administration in China. We are currently planning to meet with regulatory authorities in Japan in 2024.
•Amiselimod (S1P modulator) - A Phase 2 study to evaluate Amiselimod (S1P modulator) for the treatment of mild to moderate ulcerative colitis completed enrollment in July 2023 and the induction portion of the study was completed in the fourth quarter of 2023. In the topline results, Amiselimod met the primary and key secondary endpoints including clinical and endoscopic measures in the double-blind period of the study; the open-label extension up to 52 weeks is currently ongoing. The full data set from this trial will be available in the first half of 2024 and we plan to meet with regulatory agencies to advance the program into Phase 3.
Solta Medical
•Clear + Brilliant® Touch - Next generation Clear + Brilliant® laser is designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths with submissions in Europe, Canada and Asia Pacific markets planned in 2024.
•Fraxel® - Next Generation Fraxel® is a fractionated laser device for skin resurfacing and is planned for FDA submission in the first half of 2024.
Dermatology
•CABTREOTM (formerly IDP - 126) - An acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene. On October 20, 2023, the FDA approved the NDA for CABTREOTM Topical Gel (formerly Internal Development Project - 126), the first and only FDA-approved fixed-dose, triple-combination topical treatment for acne. CABTREOTM Topical Gel was launched in the U.S. in the first quarter of 2024. A New Drug Submission was submitted to Health Canada on May 30, 2023.
Bausch + Lomb
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide outstanding comfort and clear vision throughout the day. To date, SiHy Daily has been launched in approximately 50 countries, under the brand names INFUSE®, BAUSCH + LOMB ULTRA® ONE DAY and AQUALOX® ONE DAY. Bausch + Lomb continues to plan to launch its SiHy Daily lenses into additional countries throughout 2024. In addition, Bausch + Lomb launched its first silicone hydrogel daily disposable multifocal contact lens in May 2023 and plans to launch a toric lens in 2024.

•Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. To date, Bausch + Lomb has launched and acquired the right to launch Lumify® in various countries. Bausch + Lomb also has several innovative new line extension formulations that were recently launched or are under development, including Lumify® Eye IlluminationsTM which launched in the U.S. in September 2023, Lumify® Preservative Free, for which an NDA was submitted to the FDA in May 2023 and Lumify® Eye Allergy, for which an NDA is expected to be submitted to the FDA during 2024.
•Bausch + Lomb is expanding its portfolio of premium intraocular lenses (“IOL”) built on the enVista® platform with enVista AspireTM (Monofocal Plus), enVista EnvyTM Trifocal and enVista BeyondTM (extended depth of focus (“EDOF”)) optical designs with two options: non-Toric and Toric for astigmatism patients enVista AspireTM monofocal and toric IOLs with Intermediate Optimized optics launched in the U.S. during October 2023 and Bausch + Lomb anticipates launching the Trifocal and EDOF optical designs for presbyopia in the U.S. in 2024 and 2026, respectively.
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
During September 2023, Bausch + Lomb acquired XIIDRA®, the first and only non-steroid eye drop specifically approved to treat the signs and symptoms of dry eye disease focusing on inflammation associated with dry eye, which Bausch + Lomb expects to begin facing loss of exclusivity (“LOE”) in the second quarter of 2032, and certain other ophthalmology assets from Novartis Pharma AG and Novartis Finance Corporation (together with Novartis Pharma AG, “Novartis”) (the “XIIDRA Acquisition”). As part of the XIIDRA Acquisition, Bausch + Lomb also acquired libvatrep (also known as SAF312), an investigational compound being studied for the treatment of chronic ocular surface pain, and AcuStream® technology, an investigational device that may have the potential to facilitate precise dosing and accurate delivery of certain topical ophthalmic medications to the eye, and OJL332, a noncompetitive antagonist (inhibitor) of TRPV1 that is still in the pre-clinical stage. Bausch + Lomb believes the XIIDRA Acquisition will complement and grow its existing dry eye franchise.
During July 2023, Bausch + Lomb acquired the Blink® OTC product line of eye and contact lens drops from Johnson & Johnson Vision, which consists of Blink® Tears Lubricating Eye Drops, Blink® Tears Preservative Free Lubricating Eye Drops, Blink GelTears® Lubricating Eye Drops, Blink® Triple Care Lubricating Eye Drops, Blink Contacts® Lubricating Eye Drops, and Blink-N-Clean® Lens Drops (collectively, the “Blink® Product Line”). Bausch + Lomb believes this acquisition will enable it to continue to grow its global OTC business.
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
During December 2022, Bausch + Lomb acquired Total Titanium Inc., an ophthalmic microsurgical instrument and machined parts manufacturing company. Bausch + Lomb believes that this acquisition was an important step in continuing to expand the surgical portfolio as it provides the opportunity to increase its manufacturing capacity and more specifically bolster its position in the ophthalmic microsurgical instrumentation market.

During November 2022, Bausch + Lomb acquired Paragon BioTeck, Inc. (“Paragon BioTeck”), an eye-care focused drug development company, having a primary emphasis on the early detection of ocular diseases. This acquisition allows Bausch + Lomb to maximize the revenues and margins associated with Paragon BioTeck’s products, for which it had previously had commercialization rights.
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
Cash-pay Prescription Program - The cash-pay program was adopted to address the affordability and availability of certain branded dermatology products when insurers and pharmacy benefit managers are no longer offering those branded prescription pharmaceutical products under their designated pharmacy benefit offerings. This program is currently limited to a select group of our brands and offered through our unique telemedicine and fulfillment platform which allows for patients to choose direct delivery to their home or to use a pharmacy of their choice. This program is designed to connect patients with dermatologists and provide patients both a predictable customer experience and a predictable cost for their dermatology health care needs.
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
Salix - We believe in our GI product portfolio and we have implemented initiatives, including increasing our marketing investment in Xifaxan®, to further capitalize on the value of the infrastructure we have built around these products to extend our market share. We have increased our investment in Xifaxan® DTC advertising and new sales force capabilities. We also continue to invest in our product line. Our rifaximin SSD formulation, is under development for the prevention of OHE and other complications in patients with early decompensation in liver cirrhosis (RED-C). The drug candidate is administered orally, and is a next-generation rifaximin formulation that acts by targeting the beta-subunit of bacterial DNA-dependent RNA polymerase.
International - Our International product portfolio includes certain newly launched products like Ryaltris® for moderate to severe seasonal allergic rhinitis and Uceris® Foam, an aerosol foam for distal ulcerative colitis in Canada. We are also pursuing opportunities in the dermatology markets globally for products that address acne, atopic dermatitis, psoriasis and onychomycosis. To address these and other opportunities we continue to invest in the training and expansion of our sales and marketing teams.
Solta Medical - More than 70% of our Solta Medical business revenues has historically come from consumables, which we believe results in a durable business model. We continue to invest in expanding our presence in key markets, including broadening the reach of our DTC campaigns in the U.S., the expansion of Thermage® FLX which was approved by China’s National Medical Products Administration as a medical device in January 2024 and the strengthening of our sales force in the U.S. and Europe.
Diversified - We continue to seek ways to bring out value in our promoted and nonpromoted products within our Diversified portfolios. In 2023, we increased our investments in the marketing and advertising of Aplenzin® as the only approved major depressive disorder product for Seasonal Affective Disorder, and we also expanded our consumer awareness campaign for Jublia®. Adding to our established acne product portfolio, we launched CABTREOTM Topical Gel in the U.S. in the first quarter of 2024. In our generics portfolio, we are focused on effectively managing this portfolio of non-promoted products. In our Dentistry business, we are increasing our investments in Arestin® direct to patient activation and awareness campaigns.
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
Our revenues attributable to Russia, Ukraine and Belarus for 2023, 2022 and 2021 were approximately 2% of our total revenues in each period. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
Israel-Hamas Conflict
The conflict between Israel and Hamas began during October 2023. Our revenues attributable to Israel for 2023, 2022 and 2021 were less than 1% of our total revenues in each period. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.

For a further discussion of these and other risks relating to our international business, see Item 1A. “Risk Factors” of this Form 10-K.
COVID-19 Update
During 2022, the outbreak of the omicron variant in China resulted in government enforced lockdowns and other social restrictions, which impacted our ability to conduct business as usual in certain regions in China, particularly Shanghai. The lockdowns in China impacted the demand for certain products, particularly B+L’s Vision care and our Solta Medical products, as shelter in place orders limited the demand and need for the use of contact lenses and related products as well as for aesthetic medical treatments. Additionally, government enforced lockdowns caused certain businesses to suspend operations, creating distribution and other logistic issues for the distribution of our products and the sourcing for a limited number of raw materials. These lockdowns began to ease during the fourth quarter of 2022. Our revenues in China for 2023 and 2022 were $441 million and $413 million, respectively, an increase of $28 million. To date, we have dealt with these issues in China with only a minimal impact on our manufacturing and distribution processes and we continue to monitor the impact of COVID-19 on all aspects of our business.
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
Global Minimum Corporate Tax Rate
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”) published a statement that outlined the key components of a two-pillar plan to address the tax challenges arising from the digitalisation of the economy. The statement was agreed by the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) which now includes 145 member jurisdictions. The timetable for implementation of the two-pillar plan was initially proposed for 2023, but has since been extended to 2024 and, with respect to certain components of the plan, 2025. Under the pillar one proposals, a portion of the residual profits of multinational enterprise (“MNE”) groups with global turnover above €20 billion and a profit margin above 10% will be allocated to market jurisdictions where such allocated profits would be taxed. Under pillar two proposals, a global minimum corporate tax rate of 15% will apply to undertaxed profits of MNE groups with consolidated revenue of at least €750 million. On December 20, 2021, the OECD released model rules on the global minimum tax under pillar two, followed by the OECD’S commentaries, examples, three sets of administrative guidance and certain other documents relating to the operation and application of the model rules. On December 18, 2023, the OECD announced plans to release additional guidance on model rules and to start the peer review process in 2024. Many members of the Inclusive Framework have either introduced or announced their intention to introduce certain components of the global minimum tax in line with the model rules for fiscal year beginning on or after December 31, 2023. In particular, on December 15, 2022, the Council of the European Union (“EU”) adopted a directive to require the implementation of the pillar two rules by EU member states, with certain elements becoming effective for fiscal years beginning on or after December 31, 2023. On August 4, 2023, Canada released draft legislation to enact certain components of the pillar two proposals into Canadian law as the Global Minimum Tax Act (“GMTA”). The GMTA is generally aligned with the model rules proposed by the OECD and is expected to become effective for fiscal years beginning on or after December 31, 2023. The United States did not announce plans to enact the tax measures under the two-pillar plan. On February 1, 2023, the US Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two by other jurisdictions is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. We will continue to monitor the implementation of the two-pillar plan by the countries in which we operate, and to consider the impact of these measures. Many jurisdictions in which the Company operates have adopted the global minimum tax provision of the OECD pillar two effective for tax years beginning in January 2024. We currently do not expect the provisions of the Inclusive Framework, as currently adopted, to have a material impact on our liability for corporate taxes or our consolidated tax rate. However, it is possible that the further implementation of the Inclusive Framework could have a material effect on our liability for corporate taxes or our consolidated tax rate in the future.
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
Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity in 2024 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2024 or in later years. Following a loss of exclusivity (“LOE”) of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the LOE or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic (“AG”) of such product (either ourselves or through a third-party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material.
2024 through 2027 LOE Branded Products - Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified branded products that we believe could begin facing potential LOE and/or generic competition in the U.S. during the years 2024 through 2027. These products and year of expected LOE include, but are not limited to, Aplenzin® (2026) and Bryhali® (2026). These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
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
See Item 1A. “Risk Factors” of this Form 10-K for additional information on our competition risks.

FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides financial performance highlights for each of the last three years:

	Years Ended December 31,			Change
(in millions, except per share data)	2023	2022	2021	2022 to 2023	2021 to 2022
Revenues	$8,757	$8,124	$8,434	$633	$(310)
Operating income	$963	$454	$450	$509	$4
Loss before income taxes	$(390)	$(129)	$(1,024)	$(261)	$895
Net loss	$(611)	$(212)	$(937)	$(399)	$725
Net loss attributable to Bausch Health Companies Inc.	$(592)	$(225)	$(948)	$(367)	$723
Loss per share attributable to Bausch Health Companies Inc.
Basic and Diluted	$(1.62)	$(0.62)	$(2.64)	$(1.00)	$2.02
Financial Performance
Summary of 2023 Compared with 2022
Revenues for 2023 and 2022 were $8,757 million and $8,124 million, respectively, an increase of $633 million, or 8%. The increase was primarily driven by growth in the Bausch + Lomb, Salix, International and Solta Medical segments driven by: (i) higher volumes, (ii) improved net pricing and (iii) incremental sales attributable to acquisitions, partially offset by: (i) the unfavorable impact of foreign currencies, primarily in Europe and Asia, (ii) lower revenues in our Diversified segment and (iii) the impact of divestitures and discontinuations. The changes in our segment revenues and segment profits are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
Operating income was $963 million and $454 million for 2023 and 2022, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $1,264 million and $1,394 million, Asset impairments of $54 million and $15 million, Goodwill impairments of $493 million and $824 million and Share-based compensation of $132 million and $126 million, respectively. The increase in our operating results of $509 million reflects, among other factors:
•an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) of $435 million and was primarily driven by the increase in revenues as discussed above;
•an increase in Selling, general, and administrative expenses of $292 million, primarily attributable to higher compensation and higher selling, advertising and promotion expenses, including for XIIDRA, and certain administrative expenses;
•an increase in R&D of $75 million primarily attributable to higher spend on certain Salix projects;
•a decrease in Amortization of intangible assets of $138 million primarily attributable to fully amortized intangible assets no longer being amortized in 2023;
•a decrease in Goodwill impairments of $331 million. In 2023, we recognized impairments aggregating $493 million to the goodwill of our Dermatology, Neurology and Generics reporting units, while in 2022, we recognized impairments aggregating $824 million to the goodwill of our Dermatology and Neurology businesses;
•an increase in Asset impairments of $39 million, primarily attributable to the launch of a generic competitor to our Uceris® Foam product in 2023; and
•a favorable change in Other expense, net of $7 million, primarily attributable to insurance recoveries in 2023, partially offset by: (i) adjustments to reflect changes in estimates of the liability for Acquisition-related contingent consideration and (ii) Acquisition related transaction costs incurred in 2023.
Loss before income taxes for 2023 and 2022 was $390 million and $129 million, respectively, an increase in our loss of $261 million. This increase is primarily attributable to: (i) a decrease in Gain on extinguishment of debt of $874 million and (ii) the unfavorable net change in Foreign exchange and other of $44 million, partially offset by: (i) the increase in our operating results of $509 million, as previously discussed, (ii) a decrease in Interest expense of $136 million and (iii) an increase in Interest income of $12 million. The decrease in interest expense is primarily due to the impact of the accounting treatment for a portion of interest payments on the New Secured Notes, which reduced reported interest expense by $282 million relative to contractual interest cost. See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements and the section below titled “LIQUIDITY AND CAPITAL RESOURCES - Liquidity and Debt” for further details on the accounting for the Exchange Offer.
Net loss attributable to Bausch Health for 2023 and 2022 was $592 million and $225 million, respectively, an increase of $367 million. The increase was primarily due to the increase in our Loss before income taxes of $261 million, as previously discussed, and the unfavorable change in our provision for income taxes of $138 million, partially offset by increase in Net loss (income) attributable to noncontrolling interest of $32 million.
Summary of 2022 Compared with 2021
Revenues for 2022 and 2021 were $8,124 million and $8,434 million, respectively, a decrease of $310 million, or 4%. The decrease was primarily driven by: (i) the unfavorable impact of foreign currencies, (ii) the impact of our divestiture of Amoun on July 26, 2021 and (iii) a decrease in volumes primarily attributable to our Diversified and Salix segments partially offset by the increase in volumes in our Bausch + Lomb and International segments. These decreases were partially offset by an increase in net realized pricing, primarily in our Salix, Bausch + Lomb and International segments. The changes in our segment revenues and segment profits are discussed in further detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
Operating income was $454 million and $450 million for 2022 and 2021, respectively, and includes non-cash charges for Depreciation and amortization of intangible assets of $1,394 million and $1,552 million, Asset impairments, including loss on assets held for sale of $15 million and $234 million, Goodwill impairments of $824 million and $469 million and Share-based compensation of $126 million and $128 million for 2022 and 2021, respectively. The increase in our operating results of $4 million reflects, among other factors:
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
•an increase in Selling, general, and administrative expenses of $1 million;
•an increase in R&D of $64 million primarily attributable to lower R&D spend in 2021, as certain R&D activities and clinical trials which were suspended in response to the COVID-19 pandemic and did not normalize until later in 2021;
•a decrease in Amortization of intangible assets of $160 million primarily attributable to fully amortized intangible assets no longer being amortized in 2022;
•an increase in Goodwill impairments of $355 million as we recognized impairments of $824 million and $469 million for 2022 and 2021, respectively, associated with our Neurology and Dermatology reporting units;
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

RESULTS OF OPERATIONS
Our results for the years 2023, 2022 and 2021 were as follows:

	Years Ended December 31,			Change
(in millions)	2023	2022	2021	2022 to 2023	2021 to 2022
Revenues
Product sales	$8,663	$8,025	$8,328	$638	$(303)
Other revenues	94	99	106	(5)	(7)
	8,757	8,124	8,434	633	(310)
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	2,519	2,316	2,350	203	(34)
Cost of other revenues	40	48	44	(8)	4
Selling, general and administrative	2,917	2,625	2,624	292	1
Research and development	604	529	465	75	64
Amortization of intangible assets	1,077	1,215	1,375	(138)	(160)
Goodwill impairments	493	824	469	(331)	355
Asset impairments, including loss on assets held for sale	54	15	234	39	(219)
Restructuring, integration, separation and IPO costs	62	63	50	(1)	13
Other expense, net	28	35	373	(7)	(338)
	7,794	7,670	7,984	124	(314)
Operating income	963	454	450	509	4
Interest income	26	14	7	12	7
Interest expense	(1,328)	(1,464)	(1,426)	136	(38)
Gain (loss) on extinguishment of debt	1	875	(62)	(874)	937
Foreign exchange and other	(52)	(8)	7	(44)	(15)
Loss before income taxes	(390)	(129)	(1,024)	(261)	895
(Provision for) benefit from income taxes	(221)	(83)	87	(138)	(170)
Net loss	(611)	(212)	(937)	(399)	725
Net loss (income) attributable to noncontrolling interest	19	(13)	(11)	32	(2)
Net loss attributable to Bausch Health Companies Inc.	$(592)	$(225)	$(948)	$(367)	$723
A detailed discussion of the year-over-year changes of the Company’s 2022 results compared with that of 2021 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 23, 2023.
2023 Compared with 2022
Revenues
The Company’s revenues are primarily generated from product sales, principally in the therapeutic areas of GI, neurology, dermatology and eye health, that consist of: (i) branded pharmaceuticals, (ii) generic and branded generic pharmaceuticals, (iii) OTC products and (iv) medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment and aesthetic medical devices). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue primarily in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 22, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for the disaggregation of revenues which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
Our revenues were $8,757 million and $8,124 million for 2023 and 2022, respectively, an increase of $633 million, or 8%. The increase was due to: (i) an increase in volumes of $335 million, in our Bausch + Lomb, Salix, Solta Medical and International segments partially offset by lower volumes in our Diversified segment, (ii) improved net pricing of $224 million across all our segments and (iii) incremental sales attributable to acquisitions of $141 million, partially offset by: (i) the unfavorable impact of foreign currencies of $45 million primarily in Europe and Asia and (ii) the impact of divestitures and discontinuations of $22 million.
The changes in our segment revenues and segment profits are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.
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
Provisions recorded to reduce gross product sales to net product sales and revenues for 2023 and 2022 were as follows:

	Years Ended December 31,
	2023		2022
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$14,700	100.0%	$13,594	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	619	4.2%	571	4.2%
Returns	146	1.0%	131	1.0%
Rebates	2,980	20.3%	2,586	19.1%
Chargebacks	2,050	13.9%	2,063	15.1%
Distribution service fees	242	1.6%	218	1.6%
	6,037	41.0%	5,569	41.0%
Net product sales	$8,663	59.0%	$8,025	59.0%
Discounts and allowances, returns, rebates, chargebacks and distribution service fees as a percentage of gross product sales were 41.0% in 2023 and 2022, in each period and includes:
•discounts and allowances as a percentage of gross product sales were unchanged;
•returns as a percentage of gross product sales were unchanged;
•rebates as a percentage of gross product sales were higher primarily due to the acquisition of XIIDRA® by Bausch + Lomb, the impact of an increase in gross product sales and higher rebate rates for certain branded products such as Xifaxan®, Trulance® and Jublia®, partially offset by lower gross product sales and lower rebate rates for certain branded products such as Wellbutrin®, Retin-A® Microsphere .06%, Retin-A® and Microsphere .08%. We estimate that a 1% change in our estimated rates used in determining the Medicaid rebate reserve would have impacted our pre-tax earnings by approximately $88 million for 2023;
•chargebacks as a percentage of gross product sales were lower primarily due to lower gross product sales of certain generic products such as Apriso® AG, Targretin® AG, Syprine® AG and Cuprimine® AG. These decreases were partially offset by: (i) increased gross product sales of our GI products Xifaxan® and Glumetza® SLX and (ii) higher chargeback rates for certain generics and branded generics; and
•distribution service fees as a percentage of gross product sales were unchanged. Price appreciation credits were $11 million and $10 million for 2023 and 2022, respectively.
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
Cost of goods sold was $2,519 million and $2,316 million for 2023 and 2022, respectively, an increase of $203 million, or 9%. The increase was primarily driven by: (i) the increase in volumes as previously discussed, (ii) charges related to the Injector recall, as discussed below, and (iii) costs of sales associated with Bausch + Lomb’s acquisitions entered into in 2023, which includes the amortization of an interim contract and inventory step-up as part of the purchase accounting, partially offset by: (i) favorable manufacturing variances and (ii) the favorable impact of foreign currencies.
In May 2023 we initiated a voluntary recall in EMEA and Canada of our Emerade epinephrine auto-injectors (0.3 mg and 0.5 mg) (the “Injector”) used to deliver an emergency treatment of epinephrine to patients who are at risk of serious allergic reactions (anaphylaxis). The recall resulted in inventory provisions of approximately $9 million, product return provisions of approximately $2 million and other costs of approximately $3 million for 2023. It is possible that additional charges may be incurred based on future developments associated with this voluntary recall.
Cost of goods sold as a percentage of Product sales revenue was 29.1% and 28.9% for 2023 and 2022, respectively, an increase of 0.2 percentage points primarily attributable to higher Cost of goods sold, as discussed above.
Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs. The Company has incurred, and expects to continue to incur, incremental costs with respect to the B+L Separation. During 2022, the Company also incurred incremental costs indirectly related to the suspended initial public offering of its aesthetic medical device business, Solta Medical (the “Solta IPO”). These separation-related and IPO-related costs include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs, (iii) costs associated with facility relocation and/or modification and (iv) research and development costs.
SG&A expenses were $2,917 million and $2,625 million for 2023 and 2022, respectively, an increase of $292 million, or 11%. The increase was primarily attributable to higher: (i) compensation, (ii) selling, advertising and promotion expenses, including for XIIDRA and (iii) certain administrative expenses. These increases were partially offset by: (i) lower professional fees associated with the separation of certain functions in connection with the B+L Separation and (ii) the favorable impact of foreign currencies.
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
R&D expenses were $604 million and $529 million for 2023 and 2022, respectively, an increase of $75 million, or 14%. R&D expenses as a percentage of Product sales were approximately 7% for 2023 and 2022, in each period. The increase was primarily attributable to higher spend on certain Salix projects, primarily our rifaximin SSD formulation, as previously discussed.

Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 1 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $1,077 million and $1,215 million for 2023 and 2022, respectively, a decrease of $138 million, or 11%. The decrease was primarily attributable to fully amortized intangible assets no longer being amortized in 2023.
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
Goodwill impairments were $493 million and $824 million for 2023 and 2022, respectively, a decrease of $331 million, or 40%.
2023 Assessment
Dermatology and Neurology
Through the nine months ended September 30, 2023, the Dermatology and Neurology reporting units had performed largely in line with the forecasted results used in their long term forecasts prepared as of September 30, 2022 and October 1, 2022, respectively, when a fair value quantitative test for each of these reporting units was last performed. During the third quarter of 2023, for reasons discussed in Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our audited Consolidated Financial Statements, the Company’s preliminary assessment of future business performance indicated that the future financial results of these reporting units were expected to be below the assumptions used in their last quantitative fair value tests. After considering the limited headroom as a result of the impairment to goodwill of the Dermatology reporting unit (September 30, 2022) and the Neurology reporting unit (October 1, 2022) when last tested, the Company determined that these changes in facts and circumstances, as well as increases in market interest rates during the three months ended September 30, 2023, suggested that the fair values of these reporting units could be less than their respective carrying amounts, and therefore a quantitative fair value test for each of these reporting units was performed. Based on the quantitative fair value tests, the carrying values of the Dermatology and Neurology reporting units exceeded their fair values at September 30, 2023 by $151 million and $251 million, respectively, and we recognized goodwill impairments of $402 million during the three months ended September 30, 2023.
Generics
The Generics reporting unit operates in the United States, where shifting market dynamics, including changes in payer demands, health care legislation, and other regulations are contributing to increasing pressure for the reduction of healthcare costs, through pricing of pharmaceutical products. The Generics reporting unit’s product portfolio is by its nature impacted by these changing market dynamics. As a result, the Company revised its long-term forecasts for the Generics reporting unit to reflect these developments.
The Company’s annual goodwill impairment test as of October 1, 2023, included performing a quantitative fair value test for the Generics reporting unit of our Diversified segment as discussed in Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our audited Consolidated Financial Statements. Based on the quantitative fair value testing performed as of October 1, 2023, a $91 million impairment to the goodwill of the Generics reporting unit was recognized.
2022 Assessment
Dermatology
During the second quarter of 2022, increases in interest rates and, to a lesser extent, higher than expected inflation in the U.S. and other macroeconomic factors impacted key assumptions used to value the Dermatology reporting unit at March 31,

2022 (the last time goodwill of the Dermatology reporting unit was tested). As a result of these market conditions and given the reporting unit’s limited headroom, goodwill for our Dermatology reporting unit was impaired during the three month period ended June 30, 2022 reflecting our best estimate at that time of the outlook and risks of this business. Based on the quantitative fair value testing performed as of June 30, 2022, an $83 million impairment to the goodwill of the Dermatology reporting unit was recognized. As a result, there was zero headroom in the Dermatology reporting unit as of June 30, 2022.
During the third quarter of 2022, the Company continued to monitor the market conditions impacting the Dermatology reporting unit. Continued increases in interest rates and, to a lesser extent, higher than expected inflation in the U.S. and other macroeconomic factors impacted key assumptions used to value the Dermatology reporting unit at June 30, 2022. As a result of these market conditions and given there was no headroom as a result of the impairment to goodwill in the previous quarter, goodwill for our Dermatology reporting unit was impaired during the three months period ended September 30, 2022, reflecting our best estimate at that time of the outlook and risks of this business. Based on the quantitative fair value testing performed as of September 30, 2022, a $119 million impairment to the goodwill of the Dermatology reporting unit was recognized.
Neurology
The Neurology reporting unit operates in the United States, where shifting market dynamics, including changes in payer demands (such as pharmaceutical market access and contractual pricing), health care legislation, and other regulations are contributing to increasing pressure for the reduction of healthcare costs, through both pricing of pharmaceutical products and/or directing patients to lower cost unbranded generic products. This includes recent changes related to pharmaceutical pricing by the Federal government, including the passage of the IRA in August 2022 and, effective in 2024, changes to Medicaid rebate caps (passed as part of the American Rescue Plan Act of 2021). The nature of the Neurology reporting unit’s product portfolio, which includes branded generic pharmaceuticals, is by its nature more directly impacted by these changing market dynamics, creating increased pressure on the reporting unit’s long-term financial performance. In response to these pressures, as well as to consider anticipated increased competition from new market entrants in 2023, during the fourth quarter of 2022, we began taking steps to: (i) reassess our pricing strategies, (ii) re-evaluate our marketing and promotional efforts and (iii) reduce our cost structure and revised our long-term forecasts for the Neurology reporting unit to reflect these developments. As a result of the revisions to our long-term expectations for these changes and other factors, goodwill for our Neurology reporting unit was impaired during our 2022 annual impairment test reflecting our best estimate at that time of the outlook and risks of this business. Based on the quantitative fair value testing performed as of October 1, 2022, a $622 million impairment to the goodwill of the Neurology reporting unit was recognized.
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
Asset impairments were $54 million and $15 million for 2023 and 2022, respectively, an increase of $39 million. Asset impairments for 2023 includes: (i) $37 million related to the impairment to the intangible assets associated with our Uceris® Foam product as discussed below, (ii) impairments of $8 million, in aggregate, attributable to certain trade names no longer in use and (iii) impairments of $9 million, in aggregate related to the discontinuance of certain product lines.
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

Restructuring, Integration, Separation and IPO Costs
Restructuring, integration, separation and IPO costs were $62 million and $63 million for 2023 and 2022, respectively, a decrease of $1 million.
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
Restructuring and integration costs were $58 million and $30 million for 2023 and 2022, respectively, an increase of $28 million. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation and IPO costs
The Company has incurred, and expects to continue to incur costs associated with activities relating to the B+L Separation. In 2022, the Company also incurred costs associated with activities relating to the Solta IPO, which was suspended in June 2022. These B+L Separation and Solta IPO activities include: (i) separating the Bausch + Lomb and, in 2022, Solta Medical businesses from the remainder of the Company, (ii) completing the B+L IPO and, in 2022, preparing for the suspended Solta IPO and (iii) the actions necessary for Bausch + Lomb to become an independent publicly traded entity. Separation and IPO costs are incremental costs directly related to the ongoing B+L Separation and, in 2022, the suspended Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for Bausch + Lomb. Separation and IPO costs were $4 million and $33 million for 2023 and 2022, respectively. The extent and timing of future charges of these costs to complete the B+L Separation cannot be reasonably estimated at this time and could be material.
See Note 4, “RESTRUCTURING, INTEGRATION, SEPARATION AND IPO COSTS” to our audited Consolidated Financial Statements for further details regarding these actions.
Other expense, net
Other expense, net for 2023 and 2022 consists of the following:

(in millions)	2023	2022
Litigation and other matters	$(53)	$9
Acquired in-process research and development costs	—	1
Net gain on sale of assets	(3)	(5)
Acquisition-related contingent consideration	59	29
Acquisition-related transaction costs	24	—
Other, net	1	1
Other expense, net	$28	$35
Litigation and other matters primarily related to insurance recoveries regarding certain litigation matters, Acquisition-related contingent consideration reflects adjustments for changes in estimates in the timing and amounts of the future royalty and milestone payments related to certain branded products and Acquisition-related transaction costs primarily related to transaction costs attributable to the acquisition of XIIDRA® by Bausch + Lomb.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization and write-off of debt discounts, premiums and debt issuance costs under our credit facilities and notes as well as the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company’s cross-currency swaps.

Interest expense was $1,328 million and $1,464 million and included non-cash amortization and write-offs of debt discounts, premiums and debt issuance costs of $65 million and $99 million for 2023 and 2022, respectively. Interest expense decreased $136 million, or 9%, in 2023 as compared to 2022, primarily due to the accounting for contractual interest payments on the New Secured Notes, portions of which are recorded as a reduction of related premiums and not as interest expense, which had the impact of reducing interest expense by $282 million relative to contractual interest cost. This decrease was partially offset by higher interest rates.
The weighted average stated rate of interest as of December 31, 2023 and 2022 was 8.05% and 7.74%, respectively. The increase in the weighted average stated rate of interest of 31 bps is primarily attributable to the New Secured Notes and term loan facilities. Due to the accounting treatment for the New Secured Notes, interest expense in the Company’s financial statements in future periods will not be representative of the weighted average stated rate of interest.
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further details.
Gain on Extinguishment of Debt
Gain on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Gain on extinguishment of debt was approximately $1 million and $875 million in 2023 and 2022, respectively, primarily associated with certain refinancing transactions and represents the differences between the amounts paid to settle the extinguished debt and its carrying value. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Value and Core Businesses” for additional information regarding our gain on extinguishment of debt.
During December 2023, through a series of transactions we repurchased and retired outstanding senior unsecured notes with an aggregate par value of $8 million in the open market for approximately $7 million using cash on hand.
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
During 2022, through a series of transactions we repurchased and retired outstanding senior unsecured notes with an aggregate par value of $927 million in the open market for approximately $550 million using: (i) the net proceeds from the partial exercise of the over-allotment option in the B+L IPO by the underwriters, after deducting underwriting commissions, (ii) amounts available under our revolving credit facility and (iii) cash on hand. The senior notes retired had maturities of November 2025 through February 2031 and had a weighted average interest rate of approximately 5.60%. As a result of these transactions, we recognized a gain on the extinguishment of debt of approximately $369 million. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Focus on Value and Core Businesses — September 2022 Exchange Offer” for details of maturities and principal balances debt obligations.
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a loss of $52 million and $8 million for 2023 and 2022, respectively, an unfavorable net change of $44 million primarily due to: (i) transaction gains/losses on intercompany balances and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Income Taxes
Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the temporary differences between the financial statement and income tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets for outside basis differences in investments in subsidiaries are only recognized if the difference will be realized in the foreseeable future. Provision for income taxes was $221 million and $83 million in 2023 and 2022, respectively, an unfavorable net change of $138 million, primarily attributable to changes in our jurisdictional mix of earnings. In 2023, the Company’s valuation allowance increased $231 million primarily due to book taxable loss in Canada and an increase for state tax losses expected to be unusable in the United States.
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
In 2023 and 2022, our effective tax rate differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowances on entities for which no tax benefit of losses is recorded, (ii) impairment to goodwill which is non-deductible under tax laws, (iii) changes in tax attributes, (iv) the tax provision generated from our mix of earnings by jurisdiction, (v) changes in uncertain tax positions and (vi) changes in the valuation allowance related to foreign tax credits and net operating losses.
We record a valuation allowance against our deferred tax assets to reduce their net carrying value to an amount that we believe is more likely than not to be realized. In determining our deferred tax asset valuation allowance, we estimate our ability to utilize future sources of income to realize the benefits of our temporary income tax differences including: (i) net operating loss carryforwards in each jurisdiction, primarily in Canada, the U.S. and Ireland, (ii) research and development tax credit carryforwards, (iii) scientific research and experimental development pool carryforwards and (iv) investment tax credit carryforwards. When we establish/increase or reduce/decrease the valuation allowance, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. Our valuation allowance against deferred tax assets as of December 31, 2023 and 2022 was $2,254 million and $2,023 million, respectively, an increase of $231 million, as discussed above.
See Note 17, “INCOME TAXES” to our audited Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
Our portfolio of products falls into five reportable segments: (i) Salix, (ii) International, (iii) Solta Medical, (iv) Diversified and (v) Bausch + Lomb.
The following is a brief description of our segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represented approximately 80% of Salix segment revenues.
•The International segment consists of sales, with the exception of sales of Bausch + Lomb products and Solta Medical aesthetic medical devices, outside the U.S and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical products and OTC products.
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

The following table presents segment revenues, segment revenues as a percentage of total revenues and the year over year changes in segment revenues for 2023 and 2022. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for 2023 and 2022.

	Years Ended December 31,				Change
	2023		2022		2022 to 2023
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenue
Salix	$2,250	26%	$2,090	26%	$160	8%
International	1,071	12%	988	12%	83	8%
Solta Medical	347	4%	300	4%	47	16%
Diversified	943	11%	978	12%	(35)	(4)%
Bausch + Lomb	4,146	47%	3,768	46%	378	10%
Total revenues	$8,757	100%	$8,124	100%	$633	8%

Segment Profits / Segment Profit Margins
Salix	$1,548	69%	$1,489	71%	$59	4%
International	335	31%	324	33%	11	3%
Solta Medical	161	46%	135	45%	26	19%
Diversified	586	62%	612	63%	(26)	(4)%
Bausch + Lomb	980	24%	874	23%	106	12%
Total	$3,610	41%	$3,434	42%	$176	5%
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

The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and presents organic revenue (Non-GAAP) and the year over year changes in organic revenue (Non-GAAP) for 2023 and 2022 by segment.

	Year ended December 31, 2023				Year ended December 31, 2022			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$2,250	$—	$—	$2,250	$2,090	$—	$2,090	$160	8%
International	1,071	(31)	—	1,040	988	(10)	978	62	6%
Solta Medical	347	8	—	355	300	—	300	55	18%
Diversified	943	—	—	943	978	(2)	976	(33)	(3)%
Bausch + Lomb	4,146	68	(141)	4,073	3,768	(10)	3,758	315	8%
Total	$8,757	$45	$(141)	$8,661	$8,124	$(22)	$8,102	$559	7%
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line, which accounted for approximately 80% of the Salix segment revenues and approximately 21% of the Company’s revenues for 2023 and 2022. No other single product group represents 10% or more of the Salix segment revenues. The Salix segment revenue was $2,250 million and $2,090 million for 2023 and 2022, respectively, an increase of $160 million, or 8%. The increase was primarily attributable to: (i) an increase in volumes of $107 million, which reflected growth and underlying demand as well as the impact of a benefit in the second half of 2023 from wholesaler stocking patterns associated with certain products including Xifaxan® and (ii) an increase in net realized pricing of $53 million.
Salix Segment Profit
The Salix segment profit was $1,548 million and $1,489 million for 2023 and 2022, respectively, an increase of $59 million, or 4%. The increase was primarily driven by the increase in contribution attributable to the increase in revenues, as previously discussed, partially offset by higher: (i) advertising and promotion and selling expenses, primarily due to increased Xifaxan® investments and (ii) R&D expenses, including for our global RED-C program.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $1,071 million and $988 million for 2023 and 2022, respectively, an increase of $83 million, or 8%. The increase was primarily attributable to: (i) an increase in net realized pricing of $47 million, (ii) the favorable impact of foreign currencies of $31 million, primarily in Latin America and Europe and (iii) an increase in volumes of $15 million, partially offset by the impact of divestitures and discontinuations of $10 million. Revenues for 2022, also reflect charges of $13 million representing a change in estimated future returns in one market, driven by lower estimated demand following the easing of local COVID-19 lockdown restrictions as well as a change in distributors.
International Segment Profit
The International segment profit for 2023 and 2022 was $335 million and $324 million, respectively, an increase of $11 million, or 3%. The increase was primarily due to: (i) the favorable impact of manufacturing variances and (ii) the favorable impact of foreign currencies, partially offset by the increase in selling expenses and advertising and promotion expenses.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product lines, which accounted for approximately 82% and 77% of the Solta Medical segment revenues for 2023 and 2022, respectively. No other single product group represents 10% or more of the Solta Medical segment revenues. The Solta Medical segment revenue was $347 million and $300 million for 2023 and 2022, respectively, an increase of $47 million, or 16%. The increase was primarily attributable to: (i) an increase in volumes of $50 million and (ii) increase in net realized pricing of $5 million, partially offset by the unfavorable impact of foreign currencies of $8 million.

Solta Medical Segment Profit
The Solta Medical segment profit was $161 million and $135 million for 2023 and 2022, respectively, an increase of $26 million, or 19%. The increase was primarily attributable to an increase in contribution due to increase in revenues, as previously discussed, partially offset by: (i) the unfavorable impact of foreign currencies and (ii) higher selling, advertising and promotion expenses.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue was $943 million and $978 million for 2023 and 2022, respectively, a decrease of $35 million, or 4%. The decrease was primarily driven by: (i) a decrease in volumes of $42 million, primarily in our Neurology and Dermatology businesses and (ii) the impact of divestitures and discontinuations of $2 million, partially offset by an increase in net realized pricing of $9 million, primarily in our Neurology businesses.
Diversified Segment Profit
The Diversified segment profit was $586 million and $612 million for 2023 and 2022, respectively, a decrease of $26 million, or 4% and was primarily driven by lower contribution attributable to the net decrease in revenues, as previously discussed, partially offset by lower: (i) selling, general and administrative expenses and (ii) R&D.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment has a diversified product line with no single product group representing 10% or more of its segment revenues. The Bausch + Lomb segment revenue was $4,146 million and $3,768 million for 2023 and 2022, respectively, an increase of $378 million, or 10%. The increase was primarily attributable to: (i) an increase in volumes of $205 million across each of the Bausch + Lomb businesses, (ii) incremental sales attributable to acquisitions of $141 million, primarily related to the Pharmaceuticals and Vision Care businesses and (iii) an increase in net realized pricing of $110 million, primarily driven by the Vision Care business, partially offset by: (i) the unfavorable impact of foreign currencies across all of Bausch + Lomb’s international businesses of $68 million, primarily in Europe and Asia and (ii) the impact of divestitures and discontinuations of $10 million, related to the discontinuation of certain products within the Surgical and Vision Care businesses.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit was $980 million and $874 million for 2023 and 2022, respectively, an increase of $106 million, or 12%. The increase was primarily attributable to the increase in contribution, driven by the increase in revenues, as previously discussed, partially offset by higher selling expenses and advertising and promotional expenses primarily related to XIIDRA® and the launch of MIEBO®.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Summarized cash flow information for the years 2023, 2022 and 2021 is as follows:

	Years Ended December 31,			Change
(in millions)	2023	2022	2021	2022 to 2023	2021 to 2022
Net loss	$(611)	$(212)	$(937)	$(399)	$725
Adjustments to reconcile Net loss to net cash provided by operating activities	2,225	(120)	2,491	2,345	(2,611)
Cash provided by (used in) operating activities before changes in operating assets and liabilities	1,614	(332)	1,554	1,946	(1,886)
Changes in operating assets and liabilities	(582)	(396)	(128)	(186)	(268)
Net cash provided by (used in) operating activities	1,032	(728)	1,426	1,760	(2,154)
Net cash (used in) provided by investing activities	(2,145)	(303)	409	(1,842)	(712)
Net cash provided by (used in) financing activities	1,475	(474)	(1,513)	1,949	1,039
Effect of exchange rate changes on cash and cash equivalents	9	(23)	(19)	32	(4)
Net increase (decrease) in cash, cash equivalents, restricted cash and other settlement deposits	371	(1,528)	303	1,899	(1,831)
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	591	2,119	1,816	(1,528)	303
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$962	$591	$2,119	$371	$(1,528)
Operating Activities
Net cash provided by operating activities was $1,032 million in 2023, as compared to net cash used in operating activities of $728 million in 2022, an increase of $1,760 million. The increase was attributable to the increase in Cash provided by operating activities before changes in operating assets and liabilities, partially offset by the reduction in cash from Changes in operating assets and liabilities.
Cash provided by operating activities before changes in operating assets and liabilities was $1,614 million in 2023, as compared to cash used in operating activities before changes in operating assets and liabilities of $332 million in 2022, an increase of $1,946 million. The increase is primarily attributable to: (i) a decrease in payments of $1,572 million of accrued legal settlements related to the Securities Class Action Settlement, the Glumetza Antitrust Litigation and a RICO class action matter paid during 2022, (ii) insurance recoveries regarding certain legacy litigation matters received in 2023, (iii) changes in business performance and (iv) lower payments of interest included in Operating activities as, due to the accounting treatment for the Exchange Offer, the portion of contractual interest payments on the New Secured Notes which reduce the premium on the New Secured Notes is reported as a Financing activity. During 2023, contractual interest payments on the New Secured Notes allocated to the reduction of the recorded premium were $282 million and are included in Cash flows from financing activities.
Changes in operating assets and liabilities resulted in a net decrease in cash of $582 million and $396 million in 2023 and 2022, respectively, an unfavorable change of $186 million. During 2023, Changes in operating assets and liabilities were negatively impacted by: (i) an increase in inventories of $322 million, (ii) the timing of other payments in the ordinary course of business of $223 million and (iii) an increase in trade receivables of $195 million, partially offset by an increase in Accounts payable, accrued and other liabilities of $158 million. During 2022, Changes in operating assets and liabilities was negatively impacted by: (i) an increase in inventories of $198 million, (ii) increase in Accounts payable, accrued and other liabilities of $75 million, (iii) the timing of other payments in the ordinary course of business of $66 million, driven in part by the impact of the interest payments made on September 30, 2022 associated with the notes tendered in the Exchange Offer and (iv) increase in trade receivables of $57 million.
Investing Activities
Net cash used in investing activities was $2,145 million in 2023 and was primarily driven by payments of $1,890 million related to the XIIDRA Acquisition, the acquisition of the Blink® Product Line and the acquisition of AcuFocus, each as previously discussed, and purchases of property, plant and equipment of $215 million.

Net cash used in investing activities was $303 million in 2022 and was primarily driven by Purchases of property, plant and equipment of $218 million.
Financing Activities
Net cash provided by financing activities during 2023 was $1,475 million and was primarily driven by the issuance of long-term debt, net of discounts of $3,291 million and includes: (i) $1,866 million in net proceeds from the B+L October 2028 Secured Notes and B+L September 2028 Term Loan B Facility, a portion of which was used to finance the XIIDRA Acquisition as discussed below, (ii) $665 million of borrowings under the 2027 Revolving Credit Facility, (iii) $350 million of borrowings under the AR Credit Facility and (iv) $410 million in borrowings under the B+L Revolving Credit Facility, partially offset by the repayments of long-term debt of $1,710 million and includes: (i) $1,270 million of amounts outstanding under our 2027 Revolving Credit Facility and the B+L Revolving Credit Facility, (ii) $282 million of contractual interest payments on the New Secured Notes allocated to the reduction of the recorded premiums, as discussed above, (iii) $151 million of amounts outstanding under our Term Loan B Facilities and (iv) $7 million of repurchases and retirements of certain outstanding senior notes in the open market.
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
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are our cash and cash equivalents, cash collected from customers, funds as available from our revolving credit facilities and AR Credit Facility, issuances of long-term debt and issuances of equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months.
Cash, cash equivalents and restricted cash and other settlements as presented in the Consolidated Balance Sheet as of December 31, 2023 includes $334 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operations, investing and financing activities of Bausch + Lomb, is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
As discussed in Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements, as of December 31, 2023, we had aggregate maturities and mandatory payments of our principal balances of debt obligations as follows:

(in millions)	2024	2025	2026	2027	2028	2029	Thereafter	Total
Total debt obligations	$155	$2,790	$892	$6,748	$7,219	$1,609	$1,593	$21,006
We regularly evaluate market conditions, our liquidity profile and available financing alternatives for opportunities to enhance our capital structure and may consider executing financing transactions, including but not limited to, issuing new debt instruments, divesting of assets or businesses and issuing equity or equity-linked securities (including secondary offerings of a portion of our holdings of common shares of Bausch + Lomb), as deemed appropriate, to improve our capital structure and liquidity.
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $22,388 million and $20,766 million as of December 31, 2023 and 2022, respectively. Aggregate contractual principal amounts due under our debt obligations were $21,006 million and $19,110 million as of December 31, 2023 and 2022, respectively, an increase of $1,896 million.

See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further for additional information regarding long term debt.
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
B+L 8.375% Senior Secured Notes and B+L Term Loan B Facility - September 2023 Financing
On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility secured on a pari passu basis with its existing B+L May 2027 Term Loan B Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “September 2023 Credit Facility Amendment”) to Bausch + Lomb’s existing Credit Agreement (the Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the “B+L Amended Credit Agreement”) and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the “B+L September 2028 Term Loan B Facility” and, together with the B+L May 2027 Term Loan B Facility and the B+L Revolving Credit Facility, the “ B+L Senior Secured Credit Facilities”). A portion of the proceeds from the B+L September 2028 Term Loan B Facility and the B+L October 2028 Secured Notes were used to finance the $1,750 million upfront payment related to the XIIDRA Acquisition (as discussed further in Note 3, “ACQUISITIONS, LICENSING AGREEMENTS AND DIVESTITURE” to our audited Consolidated Financial Statements) and related acquisition and financing costs.
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L May 2027 Term Loan B Facility and B+L September 2028 Term Loan B Facility are denominated in U.S. dollars, and borrowings under the B+L Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of December 31, 2023, the B+L Revolving Credit Facility had $275 million of outstanding borrowings, $26 million of issued and outstanding letters of credit and $199 million of remaining availability.
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
The original premium recorded on the New Secured Notes was $1,835 million, which will be reduced as contractual interest payments are made on the New Secured Notes. The portion of each contractual interest payment allocated to reduce the recorded premium is determined as the difference between the payment due and the calculated interest at the effective interest rate of the underlying carry amount of the associated note. During 2023, contractual interest related to the New Secured Notes was $321 million, of which $282 million was recorded as a reduction of the recorded premium.

The following table presents the future scheduled contractual interest payments of the New Secured Notes. Contractual interest payments will be allocated to the reduction of the recorded premium and interest expense as presented below. The amount of interest which reduces the recorded premium will be reported as a financing activity in the Consolidated Statements of Cash Flows.

(in millions)	2024	2025	2026	2027	2028	2029 and thereafter	Total
Interest payments:
11.00% First Lien Secured Notes due 2028	$195	$195	$195	$195	$196	$—	$976
14.00% Second Lien Secured Notes due 2030	49	49	49	49	49	99	344
9.00% Intermediate Holdco Secured Notes due 2028	90	90	90	90	45	—	405
	$334	$334	$334	$334	$290	$99	$1,725
Interest payments recorded as:
Interest expense	$39	$36	$34	$31	$25	$7	$172
Reduction of recorded premium	295	298	300	303	265	92	1,553
	$334	$334	$334	$334	$290	$99	$1,725
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
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2022 Amended Credit Agreement. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2022 Amended Credit Agreement. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. In connection with the closing of the B+L IPO, the discharge of the April 2025 Unsecured Notes Indenture and the related release under the 2022 Amended Credit Agreement described above, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released. The Senior Notes and Secured Notes are guaranteed by a portion of the Company’s subsidiaries. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $16,306 million and $12,800 million and total liabilities of $9,497 million and $5,401 million as of December 31, 2023 and 2022, and revenues of $4,653 million and $4,164 million and operating income of $119 million and $114 million for 2023 and 2022, respectively.

The aggregate principal amount of our Senior Unsecured Notes as of December 31, 2023 and 2022 was $5,791 million and $5,798 million, respectively, a decrease of $7 million, attributable to the repurchase and retirement of certain outstanding Senior Unsecured Notes in the open market with an aggregate par value of approximately $8 million.
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
See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further for additional details.
Availability Under Revolving Credit Facilities
As of February 22, 2024, there were no outstanding borrowings, $23 million of issued and outstanding letters of credit and approximately $950 million of remaining availability under the 2027 Revolving Credit Facility.
As of February 22, 2024, we have $325 million of outstanding borrowings, in the aggregate, and the AR Facility Agreement provides for up to an additional $275 million of availability, subject to certain borrowing base tests.
As of February 22, 2024, there were $225 million of outstanding borrowings, $26 million of issued and outstanding letters of credit and $249 million remaining availability under the B+L Revolving Credit Facility. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L Revolving Credit Facility are not available to fund the operations, investing and financing activities of Bausch Health.
Covenant Compliance
As of December 31, 2023, the Company was in compliance with the financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of this Form 10-K, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations over that same period.
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
As of December 31, 2023, 1261229 B.C. Ltd., directly or indirectly held 88% of the issued and outstanding shares of Bausch + Lomb, as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s indentures. In connection therewith, Bausch + Lomb and its subsidiaries, are now unrestricted subsidiaries of the Company and, as a result, are no longer subject to the covenants under the relevant Bausch Health indentures, and the earnings and debt of Bausch + Lomb, as defined in the relevant indentures, are also not included in the calculation of the Company’s financial maintenance covenant.
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

Weighted Average Interest Rate
The accounting for the Exchange Offer results in the New Secured Notes being carried at a premium relative to their principal amount and will result in no interest expense being recorded in our financial statements for a significant portion of the New Secured Notes. Therefore, interest expense recorded in our consolidated financial statements will differ significantly from the contractual interest rates of the New Secured Notes and term loan facilities. The weighted average interest rate of our debt as reported in our financial statements and the weighted average stated rate of interest was 6.59% and 8.05%, respectively, as of December 31, 2023.
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
Credit Ratings
As of February 22, 2024, the credit ratings and outlook from Moody’s, Standard & Poor’s and Fitch for certain outstanding obligations of the Company were as follows:

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
Bausch Health Companies Inc. - On October 3, 2023, Fitch lowered its senior unsecured rating to C.
Bausch + Lomb Corporation - There were no changes to the corporate credit ratings of Bausch + Lomb Corporation during the fourth quarter of 2023, as compared to the third quarter of 2023.
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
In addition to our working capital requirements, as of December 31, 2023, we expect our primary cash requirements for 2024 to include:
~~•~~Debt repayments and interest payments—Based on our debt portfolio, we expect to make mandatory amortization and interest payments of approximately $1,800 million during 2024. We have and, in the future, may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash from operations and cash provided from the sale of common stock and additional debt financings in connection with the B+L Separation;
•Capital expenditures—We expect to make payments of approximately $320 million for property, plant and equipment during 2024;
~~•~~Contingent consideration and milestone payments—We expect to make contingent consideration payments of approximately $40 million during 2024 and;

•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $11 million during 2024. See Note 11, “PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS” to our audited Consolidated Financial Statements for further details of our benefit obligations.
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
Litigation Payments
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of December 31, 2023, the Company’s Consolidated Balance Sheet includes accrued loss contingencies of $344 million related to matters which are both probable and reasonably estimable, however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
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
Unrecognized Tax Benefits
As of December 31, 2023, the Company had unrecognized tax benefits totaling $30 million which are expected to be realized within the next twelve months.
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
At February 16, 2024, we had 365,411,953 issued and outstanding common shares. In addition, as of February 16, 2024, we had 10,346,362 stock options and 8,529,834 time-based restricted share units (“RSUs”) that each represent the right of a holder to receive one of the Company’s common shares and 574,684 performance-based RSUs that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 941,045 common shares could be issued upon vesting of the performance-based RSUs outstanding.

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
Foreign Currency Risk
In 2023, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. We have exposure to multiple foreign currencies, including, among others, the Euro, Chinese yuan, Polish zloty, Canadian dollar and Mexican peso. Our operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls and fluctuations in the relative values of currencies. In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency revenues in relation to same currency expenses. Further strengthening of the U.S. dollar and/or further devaluation of foreign currencies will have a negative impact on our reported revenue and reported results. As of December 31, 2023, a 1% change in foreign currency exchange rates would have impacted our shareholders’ deficit by approximately $62 million.
As of December 31, 2023, the unrealized foreign exchange loss on the translation of the remaining principal amount of U.S. denominated credit facility, senior secured and unsecured notes was $181 million, for Canadian income tax purposes. Additionally, as of December 31, 2023, the unrealized foreign exchange gain on certain intercompany balances was equal to $2 million. One-half of any realized foreign exchange gain or loss will be included in our Canadian taxable income. Any resulting gain will result in a corresponding reduction in our available Canadian Losses, Scientific Research and Experimental Development Pool, and/or Investment Tax Credit carryforward balances. However, the repayment of the credit facility, senior notes and the intercompany loans denominated in U.S. dollars does not result in a foreign exchange gain or loss being recognized in our Consolidated Financial Statements, as these statements are prepared in U.S. dollars.
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
As of December 31, 2023, we had $15,108 million and $5,899 million principal amount of issued fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of December 31, 2023 was $10,837 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $300 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $300 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, would have an annualized pre-tax effect of approximately $59 million in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
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
Acquisition-Related Contingent Consideration
Some of the business combinations that we have consummated include contingent consideration to be potentially paid based upon the occurrence of future events, such as sales performance and the achievement of certain future development, regulatory and sales milestones. Acquisition-related contingent consideration associated with a business combination is initially recognized at fair value and remeasured each reporting period, with changes in fair value recorded in the Consolidated Statements of Operations. The estimates of fair value involve the use of acceptable valuation methods, such as probability-weighted discounted cash flow analysis and Monte Carlo Simulation (when appropriate), and contain uncertainties as they require assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration result from several factors including changes in the timing and amount of revenue estimates, changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria and changes in discount rates. A change in any of these assumptions could produce a different fair value, which could have a material impact on our results of operations. At December 31, 2023, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 28%.
Acquisitions
To determine if an acquisition should be accounted for as a business combination or an asset acquisition, the Company first determines whether the set of assets acquired and/or liabilities assumed constitutes a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar assets acquired are not a business. To be considered a business, set of assets acquired and/or liabilities assumed acquired must include the minimum inputs and substantive processes necessary to significantly contribute to the ability to produce outputs exist.

If the set of assets acquired and/or liabilities assumed are deemed to constitute a business, the Company accounts for the acquisition as a business combination. Under a business combination, the Company measures the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their acquisition-date fair values.
•The fair value of the identifiable intangible assets is determined primarily using the “income approach,” which primarily consists of the following estimates and inputs: (i) a forecast of the expected future cash flows, which includes an estimated amount and timing of projected cash flows (including revenue growth rates, cost of goods sold, and operating expenses) and (ii) the risk-adjusted discount rate used to present value the cash flows. The fair value of acquired in-process research and development (“IPR&D”) is also recognized at fair value using an income approach and consists of the following estimates and inputs: (i) each asset’s probability-adjusted future cash flows, which reflect the different stages of development of each product and the associated probability of successful completion and (ii) the risk-adjusted discount rate used to present value the cash flows.
•Acquisition-related contingent consideration, which primarily consists of potential milestone payments, is determined in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the Consolidated Statements of Operations. The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows.
•Goodwill is recorded with the acquisition and is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed.
Transaction costs and costs to restructure the acquired company are expensed as incurred and the operating results of the acquired business are reflected in the Company’s audited Consolidated Financial Statements from the date of acquisition.
If the set of assets acquired and/or liabilities assumed are deemed to not constitute a business, the transaction is accounted for as an asset acquisition. Under an asset acquisition, the cost accumulation model is used to recognize the assets acquired and liabilities assumed. In this model, the cost of acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. Goodwill is not recognized in an asset acquisition. The amount allocated to acquired IPR&D with no alternative future use is charged to Other expense at the acquisition date and any future contingent consideration is not recorded until it becomes probable.
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

Indefinite-lived intangible assets, including Acquired in-process research and development and the B&L corporate trademark, are tested for impairment annually, or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of their fair value to carrying value, without consideration of any recoverability test. In particular, we will continue to monitor closely the progression of our R&D programs as their likelihood of success is contingent upon the achievement of future milestones. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Focus on Value and Core Businesses” for additional information regarding our R&D programs.
Goodwill
During the years 2023, 2022 and 2021, we recorded goodwill impairment charges of $493 million, $824 million and $469 million, respectively. As of December 31, 2023, we maintain 10 reporting units, nine of which comprise our goodwill balance.
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
We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, we record an impairment based on the difference between the fair value and carrying amount of the reporting units as a reduction to goodwill. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our business strategies, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates and other market factors.
During 2023, we performed interim assessments of our Dermatology and Neurology reporting units within the Diversified segment. Our annual goodwill impairment test as of October 1, 2023, included performing separate quantitative fair value tests for the International reporting unit, the Generics reporting unit within our Diversified segment and the three reporting units within our Bausch + Lomb segment. For our remaining reporting units, we conducted our annual goodwill impairment test as of October 1, 2023, by first assessing qualitative factors. Based on our qualitative assessment as of October 1, 2023, we believed that it was more likely than not that the carrying amounts of the remaining reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test for those reporting units was not required.
Dermatology
As part of our 2021 annual testing, we determined that the Dermatology reporting unit had approximately 10% headroom as of October 1, 2021. Given its limited headroom, we continued to monitor the market conditions impacting the Dermatology reporting unit during each quarterly reporting period and performed quantitative fair value testing as of March 31, 2022, June 30, 2022 and September 30, 2022. The quantitative fair value tests utilized our most recent cash flow projections for the Dermatology reporting unit as revised at each testing date to reflect current market conditions and current trends in business performance. Our discounted cash flow models for the reporting unit also considered among other matters, volatility in many of the equity markets and pressures on market interest rates and macroeconomic factors such as changes in inflation for many commodities. As a result of these market conditions, trends in business performance, the revisions to our long-term expectations and other factors, our Dermatology reporting unit was impaired during our interim testing reflecting our best estimate at that time of the outlook and risks of this business. Based on the quantitative fair value testing performed no impairment was identified during the three months ended March 31, 2022, however goodwill impairments of $83 million and $119 million were recorded during the three months ended June 30, 2022 and September 30, 2022, respectively. As a result, there was zero headroom in the Dermatology reporting unit as of September 30, 2022.
During the fourth quarter of 2022, we evaluated the reporting unit’s performance as well as our revised long-term forecasts in light of current market conditions, current trends in business performance and the expected impacts of management’s latest business strategies. This evaluation supported management’s previous expectations for long-term business performance. Additionally, based on corporate bond rates as of December 31, 2022, we concluded that discount rates would not have increased during the fourth quarter as compared to the discount rate used in determining the fair value of the reporting unit as of September 30, 2022. As a result, no facts or circumstances were identified which indicated that additional fair value quantitative testing during the period October 1, 2022 through December 31, 2022 was necessary.
Through the nine months ended September 30, 2023, the Dermatology reporting unit performed largely in line with the forecast used in its last quantitative fair value test (September 30, 2022). During the third quarter of 2023, as a result of lower realized pricing attributable to shifts in the coverage mix for certain products, discontinuation of certain products as a result of the impact of recent legislation, and revised expectations of future selling, advertising, and promotion costs required to mitigate further revenue erosion, the Company’s assessment of future business performance indicated that the reporting unit’s future financial results were below the assumptions used in the last quantitative fair value test. After considering the limited headroom as a result of the impairment to goodwill of the Dermatology reporting unit when last tested (September 30, 2022), the Company determined that these changes in facts and circumstances, as well as increases in market interest rates during the three months ended September 30, 2023, the Dermatology reporting unit was impaired. The quantitative assessment utilized a long-term growth rate of 0.0% and a discount rate of 10.75% in the estimation of the reporting unit’s fair value. Based on the quantitative fair value testing, a goodwill impairment of $151 million was recognized.
Neurology
The Neurology reporting unit operates in the United States, where shifting market dynamics, including changes in payer demands (such as pharmaceutical market access and contractual pricing), health care legislation, and other regulations are contributing to increasing pressure for the reduction of healthcare costs, through both pricing of pharmaceutical products and/or directing patients to lower cost unbranded generic products. This includes recent changes related to pharmaceutical pricing by the Federal government, including the passage of the Inflation Reduction Act (IRA) in August 2022 and, effective in 2024, changes to Medicaid rebate caps (passed as part of the American Rescue Plan Act of 2021). The nature of the Neurology reporting unit’s product portfolio, which includes branded generic pharmaceuticals, is by its nature more directly impacted by these changing market dynamics, creating increased pressure on the reporting unit’s long-term financial performance. In response to these pressures, as well as to consider current market conditions and anticipated increased competition from new market entrants in 2023, we took steps to: (i) reassess our pricing strategies, (ii) re-evaluate our marketing and promotional efforts and (iii) reduce our cost structure, and we have revised our long-term forecasts for the Neurology reporting unit to reflect these developments. As a result of the revisions to our long-term expectations for these and other factors, goodwill for our Neurology reporting unit was impaired during our 2022 annual impairment test reflecting our best estimate at that time of the outlook and risks of this business. Based on the quantitative fair value testing performed as October 1, 2022, a $622 million impairment to the goodwill of the Neurology reporting unit was recognized.
Through the nine months ended September 30, 2023, the Neurology reporting unit performed largely in line with the forecast used in its last quantitative fair value test (October 1, 2022). During the third quarter of 2023, as a result of actions taken by management in response to changing market dynamics driven by recent legislation, changes to the future expected commercial insurance coverage for certain key products, and a projected shift in the channels of business, the Company’s assessment of future business performance indicated that the reporting unit’s future financial results were below the assumptions used in the last quantitative fair value test. After considering the limited headroom as a result of the impairment to goodwill of the Neurology reporting unit when last tested (October 1, 2022), the Company determined that these changes in facts and circumstances, as well as increases in market interest rates during the three months ended September 30, 2023, the Neurology reporting unit was impaired. The quantitative assessment utilized a long-term growth rate of -2.5% and a discount rate of 10.50% in the estimation of the reporting unit’s fair value. Based on the quantitative fair value testing, a goodwill impairment of $121 million was recognized.
Generics
The Generics reporting unit operates in the United States, where shifting market dynamics have led to increased competition with respect to generic pharmaceuticals which impacts both pricing and potential market share. We expect these dynamics to intensify in the future, and as such have revised our long-term forecasts, including for the sale of Company branded products when they reach loss of exclusivity in the future to reflect these developments.
The quantitative fair value test for the Generics reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2023 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 1.0% and a discount rate of 10.25% in the estimation of the reporting unit’s fair value. As a result of the revisions to its long-term expectations for these and other factors, and based on the quantitative fair value test, goodwill for the Generics reporting unit was impaired reflecting the Company’s best estimate at that time of the outlook and risks of this business. The carrying value of the Generics reporting unit exceeded its fair value as of October 1, 2023, and the Company recognized a goodwill impairment of $91 million. As of December 31, 2023, the Generics reporting unit had remaining goodwill of $227 million.

International
The quantitative fair value test for the International reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2023 which reflected current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 3.0% and discount rate of 12.50%, in the estimation of the fair value of the reporting unit. After completing the testing, the fair value of the reporting unit exceeded its carrying value by more than 45%, and, therefore, there was no impairment to goodwill.
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
Xifaxan® revenues represent approximately 80% of the Salix reporting unit’s revenue. The ultimate outcome of the Norwich Legal Decision and other potential future related developments, including a competitor’s ability to launch a successful generic version to Xifaxan®, could impact the timing and extent of future revenues and cash flows associated with Xifaxan®. As a result of the uncertainty of the possible outcomes of the Norwich Legal Decision and the potential impact on Xifaxan® cash flows, we performed a quantitative fair value test as of September 30, 2022. Our quantitative fair value test used a probability-weighted discounted cash flow analysis, with a base case representing our most recent cash flow projections as revised in the third quarter of 2022, as well as different scenarios representing a range of different outcomes which address, among other things, the range of possible outcomes of the Norwich Legal Decision and the timing of when a competitor or competitors could be able to successfully launch a generic version of Xifaxan®, if they are able to launch one at all. We assigned a probability weighting to each scenario reflecting our best estimate of likelihood of the outcome and calculated a weighted average of the valuations derived from the discounted cash flows under each scenario using this probability weighting. Under our probability-weighted valuation model the carrying value of the Salix reporting unit was less than its fair value and therefore no impairment was recorded as of September 30, 2022. However, as our probability-weighted discount valuation includes certain scenarios under which the Company does not retain market exclusivity for Xifaxan® through January 2028, the headroom for the Salix reporting was less than 5%.
Given its limited headroom, we continued to monitor market conditions affecting the Salix reporting unit, as well as any developments in the Norwich Legal Decision. Through December 31, 2022, there were no material developments in the facts and circumstances of the Norwich Legal Decision, including management’s assessment as to a competitor’s ability to launch a successful generic version to Xifaxan® prior to January 2028, if they are able to launch one at all. During the fourth quarter of 2022, we evaluated the reporting unit’s performance as well as our revised long-term forecasts in light of current market conditions, current trends in business performance and the expected impacts of management’s latest business strategies. This evaluation supported our previous expectations for long-term business performance. Additionally, based on corporate bond rates as of December 31, 2022, the Company concluded that discount rates would not have increased during the fourth quarter as compared to the discount rates used in determining the fair value of the reporting unit as of September 30, 2022. As a result, no facts or circumstances were identified which would indicate that additional fair value quantitative testing during the period October 1, 2022 through December 31, 2022 was necessary. During 2023, no facts or circumstances were identified which would indicate that additional fair value quantitative testing was necessary.
Bausch + Lomb Reporting Units
The quantitative fair value test for the Vision Care, Surgical and Pharmaceuticals reporting units of the Bausch + Lomb segment as of October 1, 2022 utilized the most recent cash flow projections for each of the reporting units as revised in the fourth quarter of 2022 which reflected current market conditions and current trends in business performance. After completing the testing, the fair value of each of these reporting units had headroom in excess of 25%, and, therefore, there was no impairment to goodwill.
The quantitative fair value test for the Vision Care, Surgical and Pharmaceuticals reporting units of the Bausch + Lomb segment as of October 1, 2023 utilized the most recent cash flow projections for each of the reporting units as revised in the fourth quarter of 2022 which reflected current market conditions and current trends in business performance. After completing the testing, the fair value of each of these reporting units had headroom in excess of 25%, and, therefore, there was no impairment to goodwill.
During the period October 1, 2023 through December 31, 2023, we continued to monitor the market conditions and trends in business performance for all our reporting units, including the Dermatology, Neurology, International and Generics reporting units, as discussed above. We determined that, no events occurred, or circumstances changed that would indicate that the fair value of any reporting unit might be below its carrying value as of December 31, 2023.
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
Market factors outside of our control, which could result in future impairment to our reporting units, include but are not limited to: additional government-mandated pricing actions, higher than expected inflation, continued interest rate pressures, changes in medical reimbursements by third-party payors, additional unforeseen market entrants, unforeseen loss or exclusivity to significant products, changes in foreign currency exchange rates, unforeseen challenges to our patents including the ultimate outcome to the Norwich Legal Decision, geopolitical factors, changes in tax legislation and other significant adverse changes in the markets in which we operate. Additionally, factors such as our inability to successfully execute our business strategies, failure to attain our assumed growth rates and margins or should we decide to divest certain non-strategic assets could lead to the impairment of one or more of our reporting units in the future.
As outlined above, our quantitative fair value testing procedures performed during the three months ended September 30, 2023 and as of October 1, 2023 represented in the aggregate, approximately $7,820 million, or 70% of our $11,183 million goodwill balance as of December 31, 2023. Our quantitative fair value testing procedures performed during the three months ended September 30, 2022 and as of October 1, 2022 represented in the aggregate, approximately $10,325 million, or 89% of our $11,547 million goodwill balance as of December 31, 2022.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our audited Consolidated Financial Statements for further details on the goodwill impairments recognized in 2023, 2022 and 2021.
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
NEW ACCOUNTING STANDARDS
Information regarding the recently issued new accounting guidance (adopted and not adopted as of December 31, 2023) is contained in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our audited Consolidated Financial Statements.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for this fiscal year and beyond; the Company’s plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in the 2022 Amended Credit Agreement, senior notes indentures and the AR Facility Agreement; the ability of our subsidiary, Bausch + Lomb, to comply with the financial and other covenants contained in the B+L Senior Credit Facilities and the B+L October 2028 Secured Notes; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the impact of the COVID-19 pandemic; the anticipated impact from the ongoing conflicts between Russia and Ukraine and between Israel and Hamas; and the Company’s plan to separate its eye- health business, including the structure and timing of completing such separation transaction.
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
•the impact of current market and economic conditions in one or more of our markets on our ability to grow our business;
•the impact of inflation and other macroeconomic factors on our business and operations;
•ongoing litigation and potential additional litigation, claims, challenges and/or regulatory investigations challenging or otherwise relating to the B+L IPO and the B+L Separation and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
•with respect to the B+L Separation, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the B+L Separation, the expected timing of completion of the B+L Separation and its terms, the Company’s ability to complete the B+L Separation considering the various conditions to the completion of the B+L Separation (some of which are outside the Company’s control, including conditions related to regulatory matters and applicable shareholder and stock exchange approvals), that market or other conditions are no longer favorable to completing the B+L Separation, that a portion of Bausch Health’s ownership of Bausch + Lomb is pledged as collateral securing the 9.00% Intermediate Holdco Secured Notes, that the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements) may affect the timing of, or our ability to complete the B+L Separation, that applicable shareholder, stock exchange, regulatory or other approvals are not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the B+L Separation, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and the separated entity to satisfy the conditions required to maintain the tax-free status of the B+L Separation (some of which are beyond their control), limitations on the Company’s ability to sell a portion of the Company’s interest in Bausch + Lomb in order to maintain the tax-free status of the B+L Separation (including due to dilution from B+L’s issuance of share-based compensation awards), other potential tax or other liabilities that may arise as a result of the B+L Separation, the potential dissynergy costs resulting from the B+L Separation, the impact of the B+L Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any B+L Separation will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
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
•ongoing or potential legal and governmental proceedings that are uncertain, costly and time-consuming and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline;
•pricing decisions that we have implemented, or may in the future elect to implement, such as the Patient Access and Pricing Committee’s historic practice of limiting the average annual price increase for our branded prescription pharmaceutical products to single digits, or any future pricing actions we may take in 2024 or beyond following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);

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
•compliance with the legal and regulatory requirements of our marketed drugs, including our dietary products;
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
•our ability to generate cash in order to service our debt;
•any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2024 or beyond, including as a result of current market and economic conditions in one or more of our markets, which could lead to, among other things: (i) a failure to meet the financial and/or other covenants contained in the 2022 Amended Credit Agreement, senior notes indentures and/or the B+L Credit Agreement (and other current or future credit and/or debt agreements) and/or (ii) impairment in the goodwill associated with certain of our reporting units or impairment charges related to certain of our products or other intangible assets, which impairments could be material;
•changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;
•risks and uncertainties relating to the XIIDRA Acquisition by Bausch + Lomb, including its ability to effectively and efficiently integrate the acquired XIIDRA® product, pipeline products, transferred sales force and other assets into its existing business, risks that such integration efforts will potentially divert the efforts and attention of Bausch + Lomb’s management and other employees away from its ongoing business operations, the effect of the transaction on its ability to maintain relationships with customers, suppliers, and other business partners, risks relating to Bausch + Lomb’s increased levels of debt as a result of debt incurred to finance such acquisition and risks that it may not realize the expected benefits of the acquisition on a timely basis or at all;
•the possibility that the pro forma financial information included in this Form 10-K may not necessarily be indicative of what the consolidated results of operations would have been, had the XIIDRA Acquisition been completed on January 1, 2022 and may differ materially from the future results of operations of the combined company;
•the uncertainties associated with the acquisition and launch of new products, assets and businesses (including Bausch + Lomb’s recently acquired XIIDRA® product and Blink® product line and its recently launched MIEBO® product), including, but not limited to, our ability to provide the time, resources, expertise and funds required for the commercial launch of new products, the acceptance and demand for new products, and the impact of competitive products and pricing, which could lead to material impairment charges;
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
•the impact of the ongoing conflict between Russia and Ukraine and the export controls, sanctions and other restrictive actions that have been or may be imposed by the U.S., Canada, the EU and other countries against governmental and other entities in Russia, Belarus and parts of Ukraine, including potential impact on sales, earnings, market conditions and the ability of the Company to manage its resources and operations in Russia;
•the impact of the United States-Mexico-Canada Agreement (“USMCA”) and any potential changes to other trade agreements;
•the impact of the recent escalation in conflict in the Middle East, including attacks on Israel by Hamas and any related military conflict, including potential impact on our operations, sale of products and revenues in this region;
•our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the filing by Norwich Pharmaceuticals Inc. (“Norwich”) of its Abbreviated New Drug Application (“ANDA”) for Xifaxan® (rifaximin) 550 mg tablets and the Company’s related lawsuit filed against Norwich in connection therewith) and the impact of the Norwich Legal Decision and related litigation on, among other things, our business results, financial results, and the B+L Separation;
•our ability to successfully appeal the decision of the U.S. District Court for the District of Delaware in the Company’s lawsuit against Norwich in connection with Norwich’s ANDA;
•the fact that a substantial amount of our revenues is derived from the Xifaxan® product line, and that we may be materially impacted by the entry of a generic rifaximin product earlier than January 2028, including the risk of a competitor launching a generic rifaximin at risk prior to a final unappealable decision;
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
•the success of our fulfillment arrangements with Walgreen Co. and our dermatology cash-pay prescription program, including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, PBMs, third-party payors and governmental agencies), and the continued compliance of such arrangements with applicable laws;
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
•the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the FDA, Health Canada, EMA and similar agencies in other countries, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;
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
•compliance by the Company or our third-party partners and service providers (over whom we may have limited influence), or the failure of our Company or these third parties to comply, with applicable laws and regulations, including health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and business practices (including with respect to pricing), worldwide anti-bribery laws (including the U.S. Foreign Corrupt

Practices Act and the Canadian Corruption of Foreign Public Officials Act), worldwide economic sanctions and/or export laws, worldwide environmental laws and regulation and privacy and security regulations, and to prevail in any litigation related to noncompliance;
•the impacts of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and potential amendment thereof and other legislative and regulatory health care reforms in the countries in which we operate, including with respect to recent government inquiries on pricing;
•the impact of any changes in or reforms to the legislation, laws, rules, regulation and guidance that apply to the Company and its businesses and products or the enactment of any new or proposed legislation, laws, rules, regulations or guidance that will impact or apply to the Company or its businesses or products, and to the Company’s ability to sell its products profitably;
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
•the impact of catastrophic events that may disrupt our business;
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of December 31, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023. In accordance with SEC staff guidance, which allows companies to exclude acquisitions from management’s report on internal control over financial reporting for the first year after acquisition, management’s evaluation and conclusion of internal control over financial reporting, as of December 31, 2023, did not include the internal controls related to the XIIDRA Acquisition, which was acquired during September 2023. Total assets and revenues attributable to the XIIDRA Acquisition, represented approximately 1% of the Company’s consolidated assets and revenues, respectively, as of, and for the year ended December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
On November 6, 2023, Ms. Seana Carson, Executive Vice President, General Counsel of the Company, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Carson’s Rule 10b5-1 Trading Plan, which is scheduled to expire on December 31, 2024, provides for the sale of up to 30% of the number of shares of Company common stock that she will receive after the tax withholding obligations due upon vesting. The total number of shares of Company common stock subject to Ms. Carson’s Rule 10b5-1 Trading Plan before withholding taxes is 43,303 shares.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required under this Item is incorporated herein by reference from information included in the 2024 Proxy Statement.
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
Item 11.    Executive Compensation
Information required under this Item relating to executive compensation is incorporated herein by reference from information included in the 2024 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information included in the 2024 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required under this Item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2024 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Information required under this Item relating to the fees for professional services rendered by our independent auditors in 2023 and 2022 is incorporated herein by reference from information included in the 2024 Proxy Statement.

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
2.1
Stock and Asset Purchase Agreement by and among Bausch + Lomb Ireland Limited, Novartis Pharma AG and Novartis Finance Corporation and, for the limited purposes set forth therein, Bausch + Lomb Corporation, dated as June 30, 2023, originally filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023, which is incorporated by reference herein. ††

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

4.23
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

10.53	Form of PSU Award Agreement, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on May 4, 2023, which is incorporated by reference herein. †

10.54
Credit and Security Agreement, dated June 30, 2023, by and among Bausch Receivables Funding LP, as Borrower, Bausch Receivables Funding GP ULC, Bausch Health US, LLC, as the Master Servicer, GLAS USA LLC, as Administrative Agent, GLAS Americas LLC, as Collateral Agent, KKR Capital Markets LLC, as Left Lead Arranger, KKR Credit Advisors (US) LLC, as Structuring Advisor, and the Lenders from time to time party thereto, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023, which is incorporated by reference herein. ††

10.55
First Amendment to Credit and Security Agreement, dated as of August 9, 2023, amending the Credit and Security Agreement, dated June 30, 2023, by and among Bausch Receivables Funding LP, as Borrower, Bausch Receivables Funding GP ULC, Bausch Health US, LLC, as the Master Servicer, GLAS USA LLC, as Administrative Agent, GLAS Americas LLC, as Collateral Agent, KKR Capital Markets LLC, as Left Lead Arranger, KKR Credit Advisors (US) LLC, as Structuring Advisor, and the Lenders from time to time party thereto.*

10.56
Credit Agreement, dated as of May 10, 2022, as amended by the First Incremental Amendment, dated as of September 29, 2023, by and among Bausch + Lomb Corporation, certain subsidiaries of Bausch + Lomb Corporation as subsidiary guarantors, the lenders party thereto, Citibank, N.A., as collateral agent thereto, Goldman Sachs Bank USA, as term facility administrative agent thereto and JPMorgan Chase Bank, N.A., as first incremental term facility administrative agent thereto, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2023, which is incorporated by reference herein.

10.57
Bausch Health Companies Inc. 2014 Omnibus Incentive Plan (As Amended and Restated, Effective as of May 16, 2023), originally filed as Exhibit B to the Company’s definitive proxy statement (File No. 001-14956) filed on April 6, 2023, which is incorporated by reference herein. †

21.1*	Subsidiaries of Bausch Health Companies Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Bausch Health Companies Inc. Compensation Recoupment Policy dated as of July 20, 2023*†
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

BAUSCH HEALTH COMPANIES INC. (Registrant)

Date:	February 22, 2024	By:	/s/ THOMAS J. APPIO

Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS J. APPIO Thomas J. Appio	Chief Executive Officer and Director	February 22, 2024
/s/ JOHN S. BARRESI John S. Barresi	John S. Barresi Senior Vice President, Controller, and Chief Accounting Officer Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2024
/s/ JOHN A. PAULSON John A. Paulson	Chairperson of the Board, Director	February 22, 2024
/s/ BRETT ICAHN Brett Icahn	Director	February 22, 2024
/s/ SARAH B. KAVANAGH Sarah B. Kavanagh	Director	February 22, 2024
/s/ STEVEN D. MILLER Steven D. Miller	Director	February 22, 2024
/s/ RICHARD C. MULLIGAN Richard C. Mulligan	Director	February 22, 2024
/s/ ROBERT N. POWER Robert N. Power	Director	February 22, 2024
/s/ RUSSEL C. ROBERTSON Russel C. Robertson	Director	February 22, 2024
/s/ THOMAS W. ROSS, SR. Thomas W. Ross, Sr.	Director	February 22, 2024
/s/ AMY B. WECHSLER Amy B. Wechsler	Director	February 22, 2024

BAUSCH HEALTH COMPANIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bausch Health Companies Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bausch Health Companies Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of shareholders' (deficit) equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded the XIIDRA Acquisition (“XIIDRA”) from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a purchase business combination during 2023. We have also excluded XIIDRA from our audit of internal control over financial reporting. XIIDRA is a wholly-owned business whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
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
Medicaid Rebates and Sales Returns Allowances
As described in Note 2 to the consolidated financial statements, gross product sales are subject to a variety of deductions in arriving at reported net product sales. The transaction price for product sales is typically adjusted for variable consideration, which may be in the form of cash discounts, allowances, returns, rebates, chargebacks and distribution fees paid to customers. The provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue as a reduction in revenue. The variable consideration provisions, either recognized within accrued and other current liabilities or as a reduction of trade receivables, included $380 million related to returns allowances and $1,108 million related to rebates, including Medicaid rebates, as of December 31, 2023. For certain rebate programs, such as Medicaid, provisions recognized by management are based on the terms of state government-managed programs, estimates of outstanding and future claims for end-customer sales and the sales mix. For sales returns, management estimates provisions utilizing existing return policies with customers, historical return and exchange levels, external data with respect to inventory levels in the distribution channel, external data with respect to prescription demand for products, remaining shelf lives of products at the date of sale, and estimated returns liability to be processed by year of sale based on an analysis of lot information related to actual historical returns.
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

Goodwill Impairment Assessments – Dermatology, Neurology, Generics, Vision Care, Pharmaceuticals, and Surgical Reporting Units
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s goodwill balance was $11,183 million as of December 31, 2023, and the goodwill associated with the Dermatology reporting unit, the Neurology reporting unit, the Generics reporting unit, and the Bausch + Lomb segment was $329 million, $1,177 million, $227 million and $5,314 million, respectively. The Bausch + Lomb segment consists of the Vision Care, Pharmaceuticals, and Surgical reporting units. Goodwill is not amortized but is tested for impairment at least annually as of October 1st at the reporting unit level. An interim goodwill impairment test in advance of the annual impairment assessment may be required if events occur that indicate an impairment might be present. Where the qualitative assessment suggested that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, a quantitative fair value test is performed for that reporting unit. Goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value. Fair value of each reporting unit is estimated by management using a discounted cash flow model. During the third quarter of 2023, as a result of lower realized pricing, discontinuation of certain products as a result of impact of recent legislation, revised expectations of future selling, advertising, and promotion costs to mitigate further revenue erosion, and increases in market interest rates, management determined that the fair value of the Dermatology reporting unit could be less than its carrying value, and therefore, a quantitative fair value test was performed, resulting in the recognition of a goodwill impairment of $151 million. In addition, during the same quarter, as a result of changing market dynamics driven by recent legislation, changes to the future expected commercial insurance coverage for certain key products, a projected shift in the channels of business, and increases in market interest rates, management determined that the fair value of the Neurology reporting unit could be less than its carrying amount, and therefore, a quantitative fair value test was performed, resulting in the recognition of a goodwill impairment of $251 million. During the annual goodwill impairment test as of October 1, 2023, management performed separate quantitative fair value tests for the Generics, Vision Care, Pharmaceuticals, and Surgical reporting units. As a result of revisions to long-term forecasts to reflect shifting market dynamics that management expects to intensify in the future, including increased competition with respect to generic pharmaceuticals which impacts both pricing and potential market share, the carrying value of the Generics reporting unit exceeded its fair value and the Company recognized a goodwill impairment of $91 million for the Generics reporting unit. For the Vision Care, Surgical, and Pharmaceuticals reporting units, the fair value exceeded the carrying value and therefore, management determined there was no impairment to goodwill. Management’s discounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and terminal growth rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Dermatology, Neurology, Generics, Vision Care, Pharmaceuticals, and Surgical reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, discount rates, and terminal growth rates for the Dermatology, Neurology, Generics, and Surgical reporting units and revenue growth rates and discount rates for the Vision Care and Pharmaceuticals reporting units; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Dermatology, Neurology, Generics, Vision Care, Pharmaceuticals, and Surgical reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of certain of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, discount rates, and terminal growth rates. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate and terminal growth rate assumptions.
XIIDRA Acquisition - Valuation of a Product Brand
As described in Note 3 to the consolidated financial statements, on September 29, 2023, the Company consummated the XIIDRA acquisition for an aggregate consideration of approximately $1,753 million. Of the intangible assets acquired, $1,595 million of product brand was recorded. The fair value of the identifiable intangible asset was determined using the income approach, which requires a forecast of the expected future cash flows, including revenue growth rates, cost of goods sold, operating expenses, and discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of the product brand acquired in the XIIDRA acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the acquired product brand; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, cost of goods sold, operating expenses, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the product brand. These procedures also included, among others, (i) reading the stock and asset purchase agreement; (ii) testing management’s process for developing the fair value estimate of the product brand; (iii) evaluating the appropriateness of the income approach used by management; (iv) testing the completeness and accuracy of the underlying data used by management in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, cost of goods sold, operating expenses, and discount rate. Evaluating management’s assumptions related to revenue growth rates, cost of goods sold, and operating expenses involved considering (i) the current and past performance of XIIDRA; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 22, 2024
We have served as the Company’s auditor since 2012.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$947	$564
Restricted cash and other settlement deposits	15	27
Trade receivables, net	1,998	1,790
Inventories, net	1,544	1,090
Prepaid expenses and other current assets	1,092	776
Total current assets	5,596	4,247
Property, plant and equipment, net	1,707	1,600
Intangible assets, net	6,456	5,800
Goodwill	11,183	11,547
Deferred tax assets, net	2,101	2,166
Other non-current assets	307	326
Total assets	$27,350	$25,686
Liabilities
Current liabilities:
Accounts payable	$719	$521
Accrued and other current liabilities	3,133	2,988
Current portion of long-term debt	450	432
Total current liabilities	4,302	3,941
Acquisition-related contingent consideration	253	208
Non-current portion of long-term debt	21,938	20,334
Deferred tax liabilities, net	163	202
Other non-current liabilities	776	741
Total liabilities	27,432	25,426
Commitments and contingencies (Notes 20 and 21)
(Deficit) Equity
Common shares, no par value, unlimited shares authorized, 365,238,917 and 361,898,846 issued and outstanding at December 31, 2023 and 2022, respectively	10,423	10,391
Additional paid-in capital	214	159
Accumulated deficit	(9,778)	(9,186)
Accumulated other comprehensive loss	(1,881)	(2,056)
Total Bausch Health Companies Inc. shareholders’ deficit	(1,022)	(692)
Noncontrolling interest	940	952
Total (deficit) equity	(82)	260
Total liabilities and (deficit) equity	$27,350	$25,686

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues
Product sales	$8,663	$8,025	$8,328
Other revenues	94	99	106
	8,757	8,124	8,434
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	2,519	2,316	2,350
Cost of other revenues	40	48	44
Selling, general and administrative	2,917	2,625	2,624
Research and development	604	529	465
Amortization of intangible assets	1,077	1,215	1,375
Goodwill impairments	493	824	469
Asset impairments, including loss on assets held for sale	54	15	234
Restructuring, integration, separation and IPO costs	62	63	50
Other expense, net	28	35	373
	7,794	7,670	7,984
Operating income	963	454	450
Interest income	26	14	7
Interest expense	(1,328)	(1,464)	(1,426)
Gain (loss) on extinguishment of debt	1	875	(62)
Foreign exchange and other	(52)	(8)	7
Loss before income taxes	(390)	(129)	(1,024)
(Provision for) benefit from income taxes	(221)	(83)	87
Net loss	(611)	(212)	(937)
Net loss (income) attributable to noncontrolling interest	19	(13)	(11)
Net loss attributable to Bausch Health Companies Inc.	$(592)	$(225)	$(948)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(1.62)	$(0.62)	$(2.64)

Basic and diluted weighted-average common shares	364.9	362.0	358.9

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2023	2022	2021
Net loss	$(611)	$(212)	$(937)
Other comprehensive loss
Pension and postretirement benefit plan adjustments:
Net actuarial gain (loss) arising during the year	2	(4)	24
Amortization of prior service credit	(3)	(3)	(4)
Amortization or settlement recognition of net loss	3	10	10
Income tax (expense) benefit	(1)	(3)	1
Foreign currency impact	(1)	1	(3)
Net pension and postretirement benefit plan adjustments	—	1	28
Foreign currency translation adjustment	170	(257)	(158)
Other comprehensive income (loss)	170	(256)	(130)
Comprehensive loss	(441)	(468)	(1,067)
Comprehensive loss (income) attributable to noncontrolling interest	24	(26)	(12)
Comprehensive loss attributable to Bausch Health Companies Inc.	$(417)	$(494)	$(1,079)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(in millions)

	Bausch Health Companies Inc. Shareholders’ (Deficit) Equity
	Common Shares				Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ Equity (Deficit)
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity (Deficit)
Balance, January 1, 2021	355.4	$10,227	$454	$(8,013)	$(2,133)	$535	$70	$605
Common shares issued under share-based compensation plans	4.0	90	(68)	—	—	22	—	22
Share-based compensation	—	—	128	—	—	128	—	128
Employee withholding taxes related to share-based awards	—	—	(52)	—	—	(52)	—	(52)
Release of foreign currency translation losses upon disposal of assets held for sale	—	—	—	—	340	340	—	340
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net (loss) income	—	—	—	(948)	—	(948)	11	(937)
Other comprehensive (loss) income	—	—	—	—	(131)	(131)	1	(130)
Balance, December 31, 2021	359.4	10,317	462	(8,961)	(1,924)	(106)	72	(34)
Proceeds from B+L initial public offering, net of costs (Note 2)	—	—	(327)	—	137	(190)	865	675
Common shares issued under share-based compensation plans	2.5	74	(71)	—	—	3	—	3
Share-based compensation	—	—	126	—	—	126	—	126
Employee withholding taxes related to share-based awards	—	—	(31)	—	—	(31)	—	(31)
Noncontrolling interest distributions	—	—	—	—	—	—	(11)	(11)
Net (loss) income	—	—	—	(225)	—	(225)	13	(212)
Other comprehensive (loss) income	—	—	—	—	(269)	(269)	13	(256)
Balance, December 31, 2022	361.9	10,391	159	(9,186)	(2,056)	(692)	952	260
Common shares issued under share-based compensation plans	3.3	32	(32)	—	—	—	—	—
Share-based compensation	—	—	132	—	—	132	—	132
Employee withholding taxes related to share-based awards	—	—	(24)	—	—	(24)	—	(24)
Vesting of B+L equity compensation	—	—	(21)	—	—	(21)	21	—
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	(592)	—	(592)	(19)	(611)
Other comprehensive income (loss)	—	—	—	—	175	175	(5)	170
Balance, December 31, 2023	365.2	$10,423	$214	$(9,778)	$(1,881)	$(1,022)	$940	$(82)

The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities
Net loss	$(611)	$(212)	$(937)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	1,264	1,394	1,552
Amortization and write-off of debt discounts and debt issuance costs	65	99	55
Asset impairments, including loss on assets held for sale	54	15	234
Goodwill impairment	493	824	469
Acquisition-related contingent consideration	59	29	11
Allowances for losses on trade receivables and inventories	56	51	60
Deferred income taxes	51	(176)	(225)
Net gain on sale of assets	(3)	(5)	(2)
Additions to accrued legal settlements	26	9	569
Payments of accrued legal settlements	(10)	(1,572)	(351)
Share-based compensation	132	126	128
Gain excluded from hedge effectiveness	(13)	(6)	(20)
Gain on extinguishment of debt	(1)	(875)	62
Third party fees paid in connection with the Exchange Offer	(2)	(34)	—
Payments of contingent consideration adjustments, including accretion	(10)	(2)	(16)
Amortization of interim contract and inventory step-up resulting from acquisitions	23	—	—
Foreign exchange and other	41	3	(35)
Changes in operating assets and liabilities:
Trade receivables	(195)	(57)	(229)
Inventories	(322)	(198)	(16)
Prepaid expenses and other current assets	(223)	(66)	(4)
Accounts payable, accrued and other liabilities	158	(75)	121
Net cash provided by (used in) operating activities	1,032	(728)	1,426
Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(1,890)	(45)	—
Acquisition of intangible assets and other assets	(57)	(50)	(14)
Purchases of property, plant and equipment	(215)	(218)	(269)
Purchases of marketable securities	(27)	(17)	(19)
Proceeds from sale of marketable securities	26	22	15
Proceeds from sale of assets and businesses, net of costs to sell	5	5	669
Interest settlements from cross-currency swaps	13	—	27
Net cash (used in) provided by investing activities	(2,145)	(303)	409
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	3,291	6,836	2,100
Repayments of long-term debt	(1,710)	(7,846)	(3,440)
Proceeds from B+L initial public offering, net of costs	—	675	—
Payment of employee withholding taxes related to share-based awards	(24)	(31)	(52)
Payments of acquisition-related contingent consideration	(35)	(26)	(83)
Payments of financing costs	(36)	(71)	(48)
Other	(11)	(11)	10
Net cash provided by (used in) financing activities	1,475	(474)	(1,513)
Effect of exchange rate changes on cash and cash equivalents	9	(23)	(19)
Net increase (decrease) in cash, cash equivalents, restricted cash and other settlement deposits	371	(1,528)	303
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	591	2,119	1,816
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$962	$591	$2,119
Cash and cash equivalents, end of year	$947	$564	$582
Restricted cash and other settlement deposits, end of year	15	27	1,537
Cash, cash equivalents, restricted cash and other settlement deposits, end of period	$962	$591	$2,119
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS
Bausch Health Companies Inc. (the “Company” or “Bausch Health”) is a global, diversified specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of gastroenterology (“GI”), hepatology, neurology and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and aesthetic medical devices, and, through its approximately 88% ownership of Bausch + Lomb Corporation (“Bausch + Lomb” or “B+L”), branded, and branded generic pharmaceuticals, OTC products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment) in the therapeutic areas of eye health. The Company’s products are marketed directly or indirectly in approximately 90 countries. Effective August 9, 2013, the Company continued from the federal jurisdiction of Canada to the Province of British Columbia, meaning that the Company became a company registered under the laws of the Province of British Columbia as if it had been incorporated under the laws of the Province of British Columbia. As a result of this continuance, the legal domicile of the Company became the Province of British Columbia, the Canada Business Corporations Act ceased to apply to the Company and the Company became subject to the British Columbia Business Corporations Act.
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, the Company announced its plan to separate its eye health business, consisting of its Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals (formerly known as Ophthalmic Pharmaceuticals) businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). On May 5, 2022, the registration statement related to the initial public offering of Bausch +Lomb (the “B+L IPO”) was declared effective, and Bausch + Lomb’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, Bausch + Lomb was an indirect wholly-owned subsidiary of Bausch Health. On May 10, 2022, a wholly owned subsidiary of Bausch Health sold 35,000,000 common shares of Bausch + Lomb pursuant to the B+L IPO. Upon the closing of the B+L IPO and after giving effect to the subsequent partial exercise of the over-allotment option by the underwriters, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of Bausch + Lomb’s outstanding common shares as of December 31, 2023.
The completion of the full B+L Separation, which includes the transfer of all or a portion of the Company’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals. The Company continues to evaluate all factors and considerations related to completing the B+L Separation, including the effect of the Norwich Legal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS”) on the B+L Separation.
The B+L IPO established two separate companies that include: (i) a diversified pharmaceutical company comprised of the Salix, International, Diversified (dentistry, neurology, dermatology and generics pharmaceutical), and Solta Medical aesthetic medical device businesses and (ii) a fully integrated eye health company which consists of the Bausch + Lomb Vision Care, Surgical and Pharmaceuticals businesses. Other than the effects of the B+L IPO described above, these audited Consolidated Financial Statements do not include any adjustments to give effect to the B+L Separation.
Suspended Initial Public Offering of Solta Medical Business
On August 3, 2021, the Company announced its intentions to conduct an IPO of its aesthetic medical device business, Solta Medical (formerly Global Solta) (the “Solta IPO”). In January 2022, the Company completed the internal organizational design and structure of the new Solta Medical entity, Solta Medical Corporation (“Solta Medical”). On June 16, 2022, as a result of challenging market conditions and other factors, the Company announced it was suspending its plans for the Solta IPO and Solta Medical will remain part of Bausch Health.

Use of Estimates
In preparing the Company’s Consolidated Financial Statements, management is required to make estimates and assumptions. This includes estimates and assumptions regarding the nature, timing and extent of certain global macroeconomic conditions, including, but not limited to, those related to inflation and supply chain, will have on its operations and cash flows. The estimates and assumptions used by the Company affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates, chargebacks, discounts and allowances and distribution fees paid to certain wholesalers; useful lives of amortizable intangible assets and property, plant and equipment; expected future cash flows used in evaluating intangible assets for impairment, assessing compliance with debt covenants and making going concern assessments; reporting unit fair values for testing goodwill for impairment and allocating goodwill to new reporting unit structures on a relative fair value basis; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets; fair value of cross-currency swaps; fair value of foreign currency exchange contracts; and the recognition of the fair value of assets and liabilities acquired in a business combination or asset acquisition. Under certain product manufacturing and supply agreements, management uses information from the Company’s commercialization counterparties to arrive at estimates for future returns, rebates and chargebacks.
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
Acquisitions
Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in the Consolidated Financial Statements after the date of acquisition. Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. If the acquired net assets do not constitute a business, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired IPR&D with no alternative future use is charged to Other expense at the acquisition date and any future contingent consideration is not recorded until it becomes probable.
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
Bausch + Lomb’s cross-currency swaps qualify for and have been designated as an accounting hedge of the foreign currency exposure of a net investment in a foreign operation and are remeasured at each reporting date to reflect changes in their fair values. The fair value is determined via a mark-to-market analysis, using observable (Level 2) inputs. These inputs included: (i) the foreign currency exchange spot rate between the euro and U.S. dollar, (ii) the interest rate yield curves in the euro and U.S. dollar and (iii) the credit risk rating for each applicable counterparty. The net change in fair value of cross-currency swaps is reported as a gain or loss in the Consolidated Statements of Comprehensive Income (Loss) as part of Foreign currency translation adjustment to the extent they are effective, and remain in Accumulated other comprehensive loss until either the sale or complete, or substantially complete, liquidation of the subsidiary. No portion of the cross-currency swaps was ineffective. Bausch + Lomb uses the spot method of assessing hedge effectiveness. Bausch + Lomb has elected to amortize amounts excluded from the assessment of effectiveness over the term of its cross-currency swaps as a reduction of Interest expense in the Consolidated Statements of Operations.
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
The Company’s trade receivables primarily represent amounts due from wholesale distributors, retail pharmacies, government entities and group purchasing organizations. Outside of the U.S., concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the number of customers using the Company’s products, as well as their dispersion across many different geographic regions. The Company performs periodic credit evaluations of customers and does not require collateral. The Company monitors economic conditions, including volatility associated with international economies, and related impacts on the relevant financial markets and its business, especially in light of sovereign credit issues. The credit and economic conditions within Algeria, Argentina, Belarus, Brazil, Greece, Iran, Russia, Serbia, South Africa, Turkey, Ukraine and Venezuela have been weak in recent years. These conditions have increased, and may continue to increase, the average length of time that it takes to collect on the Company’s trade receivables outstanding in these countries.
As of December 31, 2023, the Company’s three largest U.S. wholesaler customers accounted for approximately 46% of net trade receivables. In addition, as of December 31, 2023 and 2022, the Company’s net trade receivable balance from Algeria, Argentina, Belarus, Brazil, Greece, Iran, Russia, Serbia, South Africa, Turkey, Ukraine and Venezuela amounted to $144 million and $136 million, respectively, the majority of which is current or less than 90 days past due. The portion of the net trade receivable from these countries that is past due more than 90 days amounted to $2 million, as of December 31, 2023, a portion of which is comprised of public hospitals. Based on an analysis of credit risk, including an analysis of bad debt experience and assessment of historical payment patterns for such customers, the Company has established a reserve covering more than half of the balance past due more than 90 days for such countries. Over the three-year period ended December 31, 2023, the Company has not experienced any material losses from uncollectible accounts in excess of the established reserves.
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

Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors. Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. Allowance for credit losses were $34 million, $33 million and $35 million as of December 31, 2023, 2022 and 2021, respectively. The activity in the allowance for credit losses for trade receivables was as follows:

(in millions)	2023	2022	2021
Balance, beginning of period	$33	$35	$39
Provision for expected credit losses	5	5	(2)
Write-offs charged against the allowance	(5)	(6)	(3)
Recoveries of amounts previously written off	3	2	2
Foreign exchange and other	(2)	(3)	(1)
Balance, end of period	$34	$33	$35
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
Property, Plant and Equipment
Property, plant and equipment are reported at cost, less accumulated depreciation. Costs incurred on assets under construction are capitalized as construction in progress. Depreciation is calculated using the straight-line method, commencing when the assets become available for productive use, based on the following estimated useful lives:

Land improvements	15 - 30 years
Buildings and improvements	Up to 40 years
Machinery and equipment	Up to - 20 years
Other equipment	3 - 10 years
Equipment on operating lease	Up to 5 years
Leasehold improvements	Lesser of term of lease or 10 years
Intangible Assets
Intangible assets are reported at cost, less accumulated amortization and impairments. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization is calculated primarily using the straight-line method based on the following estimated useful lives:

Product brands	1 - 20 years
Corporate brands	5 - 20 years
Product rights/patents	1 - 15 years
Partner relationships	7 - 9 years
Out-licensed technology and other	3 - 9 years

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
Debt Discounts and Premiums, Issuance Costs and Deferred Financing Costs
Debt discounts and premiums, issuance costs are presented in the Consolidated Balance Sheets as a direct deduction from or addition to the carrying amount of the related debt and are amortized or accreted, using the effective interest method, as interest expense over the contractual lives of the related credit facilities or notes. Deferred financing costs associated with revolving credit facility arrangements are included in the balances of Prepaid expenses and other current assets and Other non-current assets in the Consolidated Balance Sheets and are amortized as interest expense over the contractual life of the related revolving credit facility.
The Company accounts for exchanges of debt in accordance with Accounting Standards Codifications 470-60 which has resulted in certain debt being carried at a premium relative to its principal amount as well as a portion of contractual interest cost being recorded as a reduction of that premium rather than as interest expense.
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
Product Sales
A contract with the Company’s customers exists for each product sale. Where a contract with a customer contains more than one performance obligation, the Company allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The transaction price is adjusted for variable consideration which is discussed below. The Company generally recognizes revenue for product sales at a point in time when the customer obtains control of the products.
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

The following table presents the activity and ending balances of the Company’s variable consideration provisions for the years 2023 and 2022.

(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2022	$222	$482	$944	$170	$45	$1,863
Current period provision	571	131	2,587	2,064	218	5,571
Payments and credits	(605)	(186)	(2,508)	(2,038)	(187)	(5,524)
Reserve balance, December 31, 2022	188	427	1,023	196	76	1,910
Current period provision	619	146	2,980	2,050	242	6,037
Payments and credits	(616)	(193)	(2,895)	(2,030)	(274)	(6,008)
Reserve balance, December 31, 2023	$191	$380	$1,108	$216	$44	$1,939
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $39 million and $40 million as of December 31, 2023 and 2022, respectively, which are reflected as a reduction of Trade accounts receivable, net in the Consolidated Balance Sheets.
The Company continually monitors its variable consideration provisions and evaluates the estimates used as additional information becomes available. Adjustments will be made to these provisions periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company is required to make subjective judgments based primarily on its evaluation of current market conditions and trade inventory levels related to the Company’s products. These judgments include the potential impact of macroeconomic factors on, among other things, unemployment and related changes in customer health insurance levels, customer behaviors during the COVID-19 pandemic and government stimulus bills that focus on ensuring availability and access to lifesaving drugs during a public health crisis. This evaluation may result in an increase or decrease in the experience rate that is applied to current and future sales, or require an adjustment related to past sales, or both. If the trend in actual amounts of variable consideration varies from the Company’s prior estimates, the Company adjusts these estimates when such trend is believed to be sustainable. At that time, the Company would record the necessary adjustments which would affect net product revenue and earnings reported in the current period. The Company applies this method consistently for contracts with similar characteristics. The following describes the major sources of variable consideration in the Company’s customer arrangements and the methodology, estimates and judgments applied to estimate each type of variable consideration.
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
Over the last several years, the Company increased its focus on maximizing operational efficiencies and continues to take actions to reduce product returns, including but not limited to: (i) monitoring and reducing customer inventory levels, (ii) instituting disciplined pricing policies and (iii) improving contracting. These actions have had the effect of improving sales return experience, primarily related to branded and generic products. Sales return provisions for 2023 and 2022 were $146 million and $131 million, respectively.
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
The amount of Managed Care, Medicaid and other rebates and chargebacks has become more significant as a result of a combination of deeper discounts implemented in each of the last three years, changes in the Company’s product mix and increased Medicaid utilization due to expansion of government funding for these programs. Management’s estimate for chargebacks may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel.
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Adjustments to actual for the years 2023 and 2022 were not material to the Company’s revenues or earnings.
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
Distribution Fees
The Company sells products primarily to wholesalers, and in some instances to large pharmacy chains such as CVS and Walmart. The Company has Distribution Services Agreements (“DSAs”) with several large wholesale customers such as McKesson Corporation, Cencora Inc. (formerly AmerisourceBergen Corporation), Cardinal Health, Inc. and McKesson Specialty. Under the DSAs, the wholesalers agree to provide services, and the Company pays the contracted DSA distribution service fees for these services based on product volumes. Additionally, price appreciation credits are generated when the Company increases a product’s wholesaler acquisition cost (“WAC”) under contracts with certain wholesalers. Under such contracts, the Company is entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are offset against the total distribution service fees paid to each such wholesaler. The variable consideration associated with price appreciation credits is reflected in the transaction price of products sold when it is determined to be probable that a significant reversal will not occur. Included as a reduction of current period provisions for Distribution Fees in the table above are price appreciation credits of $11 million and $10 million for the years 2023 and 2022, respectively.
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
All leases must be classified as either an operating lease or finance lease. The classification is determined based on whether substantive control has been transferred to the lessee. The classification governs the pattern of lease expense recognition. For leases classified as operating leases, total lease expense over the term of the lease is equal to the undiscounted payments due in accordance with the lease arrangement. Fixed lease expense is recognized periodically on a straight-line basis over the term of each lease and includes: (i) imputed interest during the period on the lease liability determined using the effective interest rate method plus (ii) amortization of the right-of-use asset for that period. Amortization of the right-

of-use asset during the period is calculated as the difference between the straight-line expense and the imputed interest on the lease liability for that period. Variable lease expense is recognized when the achievement of the specific target is considered probable.
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
Advertising Costs
Advertising costs comprise product samples, print media, promotional materials and television advertising and are expensed on the first use of the advertisement. Included in Selling, general and administrative expenses are advertising costs of $625 million, $518 million and $515 million, for 2023, 2022 and 2021, respectively.
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
Interest Expense
Interest expense includes standby fees, the amortization of debt discounts and deferred financing costs, accretion of debt premiums and the amortization of amounts excluded from the assessment of effectiveness related to the Company’s cross-currency swaps. Interest expense is generally expensed as incurred. The Company accounts for exchanges of debt in accordance with Accounting Standards Codifications 470-60 which has resulted in certain debt being carried at a premium relative to its principal amount as well as a portion of contractual interest cost being recorded as a reduction of that premium rather than as interest expense. Therefore, interest expense recorded in the Company’s consolidated financial statements differs significantly from the contractual interest rates of the debt subject to this accounting treatment. To the extent interest is related to construction in progress, interest is capitalized. Capitalized interest related to construction in progress as of December 31, 2023 and 2022 was $71 million and $66 million, respectively, and is included in Property, plant and equipment, net.

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
Comprehensive loss
Comprehensive loss comprises Net loss and Other comprehensive income (loss). Other comprehensive income (loss) includes items such as foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale and other investments and certain pension and other postretirement benefit plan adjustments. Accumulated other comprehensive loss is recorded as a component of shareholders’ equity.
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

New Accounting Standards
There were no new accounting standards adopted during 2023.
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosures of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The enhanced income tax related disclosures required by ASU 2023-09 are effective for the Company beginning with its 2025 annual report. Early adoption is permitted. The Company is evaluating the impact of adoption of this guidance on its disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The amendments in ASU 2023-07 are effective for the Company beginning with its 2024 annual report, and its interim periods beginning in 2025. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
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
Bausch + Lomb Acquisitions
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

Contingent consideration included as part of the consideration relates to potential future milestone obligations of up to $750 million, including: (i) up to $475 million in cash payable upon the achievement of specified commercialization and sales milestones for certain pipeline products and (ii) up to $275 million in cash payable upon the achievement of specified sales milestones for XIIDRA®. The fair value of the contingent consideration recognized on the acquisition date of $3 million was estimated by using the inputs disclosed in Note 5, “FAIR VALUE MEASUREMENTS”. The Company reassesses its acquisition-related contingent consideration liabilities each quarter for changes in fair value.
Assets Acquired and Liabilities Assumed
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the XIIDRA Acquisition as of the acquisition date, inclusive of measurement period adjustments:

(in millions)
Intangible assets, net	$1,600
Prepaid expenses and other current assets	162
Accrued and other current liabilities	(1)
Other non-current liabilities	(31)
Total identifiable net assets	1,730
Goodwill	23
Total fair value of consideration transferred	$1,753
Since the date of acquisition, adjustments made during the measurement period have included an increase of $5 million to Intangible assets, net with an offset to Prepaid expenses and other current assets, which is reflected in the table above.
The fair value of the identifiable intangible assets is determined primarily using the “income approach,” which requires a forecast of the expected future cash flows (including revenue growth rates, cost of goods sold, operating expenses and discount rate). The intangible assets acquired, as well as their fair values and estimated useful life consist of the following:

(in millions)	Fair Value	Estimated Useful Life (In Years)
Product brand	$1,595	8.75
Acquired in-process research and development intangible asset	5	N/A
Total Intangible assets, net	$1,600
Prepaid expenses and other current assets associated with the XIIDRA Acquisition represent the terms of an interim contract to purchase inventory, as embedded within the agreements associated with the XIIDRA Acquisition. The terms of the interim contract allowed Bausch + Lomb to acquire the remaining XIIDRA® inventory from Novartis at the end of the contractual term. The remaining inventory was acquired during December 2023 and the prepaid expenses and other current assets recognized were reclassified into Inventories, net, as of December 31, 2023. The balance of this interim contract will be released to Cost of goods sold (excluding amortization and impairments of intangible assets) as Bausch + Lomb sells the acquired inventory over an assumed inventory turnover cycle of approximately two years. Cost of goods sold for 2023 includes $20 million related to the release of this interim contract.
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
The valuation of the assets acquired and liabilities assumed as part of the XIIDRA Acquisition has not been finalized as of December 31, 2023. The areas that could be subject to change primarily related to income tax matters. Bausch + Lomb will finalize these amounts no later than one year from the acquisition date.

Revenue and Operating Results
Net revenues and earnings attributable to the XIIDRA Acquisition from the date of acquisition through December 31, 2023 were $106 million and $17 million, respectively.
Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of the Company and the acquired assets for the years ended December 31, 2023 and 2022 as if the XIIDRA Acquisition, and the related financing, had occurred on January 1, 2022:

(in millions)	2023	2022
Revenues	$9,006	$8,611
Net loss	$(822)	$(507)
Net loss attributable to Bausch Health Companies Inc.	$(762)	$(498)
The unaudited pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and the acquired assets. In order to reflect the occurrence of the acquisition on January 1, 2022 as required, the unaudited pro forma financial information includes adjustments to reflect incremental amortization expense incurred based on (i) the fair values of the identifiable intangible assets acquired, (ii) the incremental cost of products sold related to the release of an interim contract to purchase inventory, as embedded within the agreements associated with the XIIDRA Acquisition, (iii) the elimination of historical impairments and accretion expenses related to historical contingent considerations recorded by Novartis, (iv) the recording of new/assumed contingent consideration accretion expense, (v) the additional interest expense associated with the issuance of debt to finance the acquisition and (vi) the tax impact of each of the aforementioned adjustments.
Included in the Consolidated Statements of Operations for 2023 are: (i) acquisition-related transaction costs, included within Other expense, net, of $20 million, which are directly related to the XIIDRA Acquisition, and include expenditures for representation and warranty insurance premiums, legal, valuation, accounting and other similar professional services and (ii) acquisition-related financing costs, included within Interest expense, of $16 million, which are directly related to the XIIDRA Acquisition, and include expenditures for certain upfront financing commitment costs related to debt financing commitments in place prior to the XIIDRA Acquisition, the issuance of the B+L October 2028 Secured Notes and the establishment of the B+L September 2028 Term Facility, each as defined and further discussed in Note 10, “FINANCING ARRANGEMENTS”. These acquisition-related transaction and financing costs are reflected in pro forma Net (loss) income attributable to Bausch Health Companies Inc., in the table above, for 2022.

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
Acquisition of Blink® Product Line
On July 6, 2023, Bausch + Lomb announced that it had consummated a transaction with Johnson & Johnson Vision, pursuant to which Bausch + Lomb, through an affiliate, acquired the Blink® product line of eye and contact lens drops, which consists of Blink® Tears Lubricating Eye Drops, Blink® Tears Preservative Free Lubricating Eye Drops, Blink GelTears® Lubricating Eye Drops, Blink® Triple Care Lubricating Eye Drops, Blink Contacts® Lubricating Eye Drops and Blink-N-Clean® Lens Drops. This acquisition was made by Bausch + Lomb to continue to grow its global over-the-counter business. Under the terms of the purchase agreement, Bausch + Lomb, through an affiliate, acquired the Blink® product line of eye and contact lens drops for an upfront cash payment of $107 million, which was paid on the closing of the transaction. The acquired assets are included within Bausch + Lomb’s Vision Care business.
Bausch + Lomb accounted for the transaction as an asset acquisition. The acquired assets consist of inventory and intangible assets. The intangible assets acquired and estimated useful lives consist of the following:

(in millions)		Estimated Useful Life (In Years)
Corporate brands	$73	12
Product brands	12	10
Technology and other	6	9
Total Intangible assets, net	$91
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
As a result of this transaction, recorded within the Consolidated Balance Sheets are Intangibles, net of $28 million, Goodwill of $8 million, other assets of $9 million and liabilities of $6 million.
Acquisition of Total Titanium
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
Acquisition of Paragon BioTeck, Inc.
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
The Company incurred $58 million, $30 million and $18 million of restructuring and integration-related costs during 2023, 2022 and 2021, respectively.
Separation costs, Separation-related costs, IPO Costs and IPO-related Costs
The Company has incurred, and will incur, costs associated with activities relating to the B+L Separation. In 2022 and 2021, the Company also incurred costs associated with activities relating to the Solta IPO, which was suspended in June 2022. These B+L Separation and Solta IPO activities include: (i) separating the Bausch + Lomb and Solta Medical businesses from the remainder of the Company, (ii) completing the B+L IPO and preparing for the suspended Solta IPO and (iii) the actions necessary for Bausch + Lomb to become an independent publicly traded entity. Separation and IPO costs are incremental costs directly related to the B+L Separation and the suspended Solta IPO and include, but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing a new board of directors and related board committees for Bausch + Lomb. Included in Restructuring, integration, separation and IPO costs for 2023, 2022 and 2021 are Separation and IPO costs of $4 million, $33 million and $32 million, respectively.
The Company has also incurred, and expects to continue to incur with respect to the B+L Separation, separation-related and IPO-related costs which are incremental costs indirectly related to the B+L Separation and the suspended Solta IPO including, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. Included in Selling, general and administrative for 2023, 2022 and 2021 are Separation-related and IPO-related costs of $22 million, $94 million and $132 million, respectively.
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

	December 31, 2023				December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$425	$417	$8	$—	$94	$85	$9	$—
Restricted cash and other settlement deposits	$15	$15	$—	$—	$27	$27	$—	$—
Foreign currency exchange contracts	$3	$—	$3	$—	$6	$—	$6	$—
Liabilities:
Acquisition-related contingent consideration	$292	$—	$—	$292	$241	$—	$—	$241
Cross-currency swaps	$84	$—	$84	$—	$39	$—	$39	$—
Foreign currency exchange contracts	$6	$—	$6	$—	$4	$—	$4	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. Cash, cash equivalents and restricted cash and other settlements as presented in the Consolidated Balance Sheet as of December 31, 2023 includes $334 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operations, investing and financing activities of Bausch + Lomb, is expected to be retained by Bausch + Lomb entities and are generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
There were no transfers into or out of Level 3 during 2023 and 2022.
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
The assets and liabilities associated with the Company’s cross-currency swaps as included in the Consolidated Balance Sheets as of December 31, 2023 and 2022 are as follows:

(in millions)	2023	2022
Other non-current liabilities	$(90)	$(45)
Prepaid expenses and other current assets	$6	$6
Net fair value	$(84)	$(39)

The following table presents the effect of hedging instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for 2023 and 2022:

(in millions)	2023	2022
Loss recognized in Other comprehensive loss	$45	$45
Gain excluded from assessment of hedge effectiveness	$13	$6
Location of gain of excluded component	Interest Expense
No portion of the 2022 Cross-Currency Swaps were ineffective for 2023 and 2022. For 2023 and 2022, the Company received $13 million and $0, respectively, in settlements of its 2022 Cross-Currency Swaps which are reported as Investing activities in the Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
During 2023 and 2022, the Company entered into foreign currency exchange contracts. As of December 31, 2023, these contracts had an aggregate outstanding notional amount of $563 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Consolidated Balance Sheets as of December 31, 2023 and 2022 are as follows:

(in millions)	2023	2022
Accrued and other current liabilities	$(6)	$(4)
Prepaid expenses and other current assets	$3	$6
Net fair value	$(3)	$2
The following table presents the effect of the Company’s foreign exchange contracts on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for 2023 and 2022:

(in millions)	2023	2022
(Loss) Gain related to changes in fair value	$(5)	$2
Gain (loss) related to settlements	$6	$(20)
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At December 31, 2023, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 28%, and a weighted average risk-adjusted discount rate of 7%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at December 31, 2023.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the years 2023 and 2022:

(in millions)	2023		2022
Beginning balance, January 1,		$241		$241
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$19		$16
Fair value adjustments due to changes in estimates of other future payments	40		12
Acquisition-related contingent consideration		59		28
Additions (Note 3)		38		—
Payments / Settlements		(46)		(28)
Ending balance, December 31,		292		241
Current portion		39		34
Non-current portion		$253		$207
Fair Value of Long-term Debt
The fair value of long-term debt as of December 31, 2023 and 2022 was $16,270 million and $14,011 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
6.INVENTORIES
Inventories, net, as of December 31, 2023 and 2022 consist of:

(in millions)	2023	2022
Raw materials	$509	$326
Work in process	124	98
Finished goods	911	666
	$1,544	$1,090
7.PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment as of December 31, 2023 and 2022 consist of:

(in millions)	2023	2022
Land	$74	$71
Buildings and improvements	823	798
Machinery and equipment	2,053	1,951
Other equipment and leasehold improvements	355	342
Equipment on operating lease	84	78
Construction in progress	401	280
	3,790	3,520
Accumulated depreciation	(2,083)	(1,920)
	$1,707	$1,600
Depreciation expense was $187 million, $179 million and $177 million for 2023, 2022 and 2021, respectively.

8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of December 31, 2023 and 2022 consist of:

	Weighted- Average Remaining Useful Lives (Years)	2023			2022
(in millions)		Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	3	$22,579	$(18,243)	$4,336	$20,840	$(17,196)	$3,644
Corporate brands	6	985	(633)	352	899	(542)	357
Product rights/patents	4	3,323	(3,270)	53	3,347	(3,251)	96
Partner relationships	0	161	(161)	—	149	(149)	—
Technology and other	7	214	(202)	12	201	(196)	5
Total finite-lived intangible assets		27,262	(22,509)	4,753	25,436	(21,334)	4,102
Acquired IPR&D	NA	5	—	5	—	—	—
B&L Trademark	NA	1,698	—	1,698	1,698	—	1,698
		$28,965	$(22,509)	$6,456	$27,134	$(21,334)	$5,800
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
Asset impairments in 2023 were $54 million, and primarily related to: (i) $37 million related to the Company’s Uceris® Foam product, as discussed below, (ii) $8 million, in aggregate, attributable to certain trade names no longer in use and (iii) $9 million related to the discontinuance of certain product lines.
In the second quarter of 2023, the U.S. Food and Drug Administration (“FDA”) approved an Abbreviated New Drug Application (“ANDA”) submitted by a competitor for a budesonide (a steroid (cortisone-like) medicine) foam to help treat mild to moderate active ulcerative colitis. This product, which began to be sold by the competitor in the three months ended June 30, 2023, is a generic version of the Company’s Uceris® Foam product. During the second quarter of 2023, the Company revised its long-term outlook for the Uceris® Foam product to reflect the entrant of this, and potentially other, generic competitors. As a result, the Company recognized an impairment of $37 million to reduce the carrying value of the Uceris® Foam product related intangible assets to their estimated fair value. The remaining carrying value of the Uceris® Foam product related intangible assets is not material.
Asset impairments in 2022 were $15 million and included: (i) impairments of $10 million, in aggregate, due to decreases in forecasted sales of certain product lines and (ii) impairments of $5 million, in aggregate, related to the discontinuance of certain product lines.
Xifaxan® intangible assets had a carrying value of $2,155 million and an estimated remaining useful life of 48 months as of December 31, 2023. On August 10, 2022, a court held, among other matters, that certain U.S. patents protecting the composition and use of Xifaxan® for treating inflammatory bowel syndrome with diarrhea (“IBS-D”) were invalid (the “Norwich Legal Decision”). On August 16, 2022, the Company appealed the Norwich Legal Decision and intends to vigorously defend its Xifaxan® intellectual property. See “Xifaxan® Paragraph IV Proceedings” of Note 20, “LEGAL PROCEEDINGS” for details of this litigation matter and the Company’s response.

As the ultimate outcome of the Norwich Legal Decision and other potential future related developments, including a competitor’s ability to launch a successful generic version to Xifaxan®, could impact the timing and extent of future revenues and cash flows associated with Xifaxan®, the Company determined, in the third quarter of 2022, that the ruling in the Norwich Legal Decision constituted an event requiring assessment of the Xifaxan® intangible assets for potential impairment using different scenarios representing a range of different outcomes which address, among other things, the timing of when a competitor or competitors will be able to successfully launch a generic version to Xifaxan®, if they are able to launch one at all. This assessment resulted in no impairment of the carrying value of the Xifaxan® finite-lived intangible assets as of September 30, 2022.
From September 30, 2022 through the end of 2023 there were no material changes to the facts and circumstances of the Norwich Legal Decision or to actual or expected business performance for Xifaxan®. Based on these factors, no impairment to the carrying value of the Xifaxan® finite-lived intangible assets was identified as of December 31, 2023. The Company also determined that no change to the remaining useful lives of its Xifaxan® finite-lived intangible assets was required.
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
Asset impairments, including loss on assets held for sale in 2021 were $234 million and included: (i) impairments of $105 million, in aggregate, due to decreases in forecasted sales of certain product lines, (ii) an $88 million loss on assets held for sale in connection with the Amoun Sale as discussed in Note 3, “ACQUISITIONS, LICENSING AGREEMENTS AND DIVESTITURE”, (iii) impairments of $23 million, in aggregate, related to the discontinuance of certain product lines and (iv) $18 million related to a portion of an IT infrastructure improvement project no longer being utilized.
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
Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Estimated amortization expense of finite-lived intangible assets for the five years ending December 31 and thereafter are as follows:

(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Amortization	$1,076	$995	$869	$831	$234	$748	$4,753

Goodwill
The changes in the carrying amounts of goodwill during the years ended December 31, 2023 and 2022 were as follows:

(in millions)	Bausch + Lomb	Salix	International	Dermatology	Solta Medical	Diversified	Total
Balance, January 1, 2022	5,318	3,159	825	798	—	2,357	12,457
Realignment of segment goodwill	—	—	—	(798)	115	683	—
Additions	5	—	—	—	—	—	5
Impairment	—	—	—	—	—	(824)	(824)
Foreign exchange and other	(77)	—	(36)	—	—	22	(91)
Balance, December 31, 2022	5,246	3,159	789	—	115	2,238	11,547
Additions	31	—	—	—	—	—	31
Impairment	—	—	—	—	—	(493)	(493)
Foreign exchange and other	37	—	73	—	—	(12)	98
Balance, December 31, 2023	$5,314	$3,159	$862	$—	$115	$1,733	$11,183
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
2021
First Quarter 2021 - Realignment of Segments
Commencing in the first quarter of 2021, the Company began operating in the following reportable segments: (i) Bausch + Lomb, (ii) Salix, (iii) International Rx, (iv) Dermatology and (v) Diversified. The Bausch + Lomb segment consisted of the: (i) U.S. Bausch + Lomb and (ii) International Bausch + Lomb reporting units. The Salix segment consisted of the Salix reporting unit. The International Rx segment consisted of the International Rx reporting unit. The Dermatology segment consisted of the: (i) Dermatology and (ii) Global Solta reporting units. The Diversified segment consisted of the: (i) Neurology, (ii) Generics and (iii) Dentistry reporting units. This realignment in segment structure resulted in a change in the Company’s former International reporting unit, which was divided between the International Bausch + Lomb reporting unit and International Rx reporting unit. In addition, as part of this realignment of segment structure, certain products historically included in the Generics reporting unit were included in the U.S. Bausch + Lomb reporting unit.

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
March 31, 2021 Impairment
During the three months ended March 31, 2021, management identified launches of certain Dermatology products which were not going to achieve their trajectories as forecasted once the social restrictions associated with the COVID-19 pandemic began to ease in the U.S. and offices of health care professionals could reopen. In addition, insurance coverage pressures within the U.S. continued to persist limiting patient access to topical acne and psoriasis products. In light of these developments, during the first quarter of 2021, the Company began taking steps to: (i) redirect its R&D spend to eliminate projects it has identified as high cost and high risk, (ii) redirect a portion of its marketing and product development outside the U.S. to geographies where there is better patient access and (iii) reduce its cost structure to be more competitive. As a result, during the three months ended March 31, 2021, the Company revised its long-term forecasts for the Dermatology reporting unit. Management believed that these events were indicators that there is less headroom as of March 31, 2021 as compared to the headroom calculated on the date goodwill was last tested for impairment (October 1, 2020). Therefore, a quantitative fair value test for the Dermatology reporting unit was performed. The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the first quarter of 2021 to reflect the business changes previously discussed, including a range of potential outcomes, along with a long-term growth rate of 1.0% and a range of discount rates between 9.0% and 10.0%. Based on the quantitative fair value test, the carrying value of the Dermatology reporting unit exceeded its fair value as of March 31, 2021, and the Company recognized a goodwill impairment of $469 million.
Second Quarter 2021 - Realignment of Bausch + Lomb Reporting Units
Commencing in the second quarter of 2021, the Company changed the way it reviews the financial information of its Bausch + Lomb segment. Beginning in the second quarter of 2021, management no longer reviews the financial information of its Bausch + Lomb segment on a geographic basis, but instead reviews this financial information on a business line basis. This change created a change in the reporting units of the Bausch + Lomb segment. After the change, under its business line view, the Bausch + Lomb segment consists of the global: (i) Vision Care (formerly Vision Care / Consumer Products), (ii) Pharmaceuticals (formerly Ophthalmic Pharmaceuticals) and (iii) Surgical reporting units. Prior to the second quarter of 2021, under the geographic view, the Bausch + Lomb segment consisted of the former: (i) U.S. Bausch + Lomb and (ii) International Bausch + Lomb reporting units. As a result of this realignment, goodwill was reassigned to each of the aforementioned reporting units using a relative fair value approach. The change in Bausch + Lomb reporting units does not impact the reported revenues and segment profits of the Bausch + Lomb segment for any prior periods.
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
As a result of the change in composition of net assets, the Company performed a quantitative fair value test of its new: (i) Vision Care, (ii) Pharmaceuticals and (iii) Surgical reporting units immediately following the change in the Bausch + Lomb segment. The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the second quarter of 2021 which reflected current market conditions and current trends in business performance. The quantitative fair value test utilized long-term growth rates of 2.0% and 3.0% and a range of discount rates between 7.0% and 10.0%, in estimation of the fair value of the reporting units. After completing the testing, the fair value of each of these reporting units exceeded its carrying value by more than 45%, and, therefore, there was no impairment to goodwill.
June 30, 2021 and September 30, 2021 Interim Assessment
The Company continued to monitor the market conditions impacting the Dermatology reporting unit. The Company’s latest forecasts for the Dermatology reporting unit included a range of potential outcomes for, among other matters: (i) the impacts of the COVID-19 pandemic on operations, (ii) the impact of the loss of exclusivity of certain products, (iii) the impact of longer launch cycles for certain new products, (iv) progress of its product pipeline and (v) ongoing pricing pressures, which could negatively impact the reporting unit’s results over the long term. The changes in the amounts and timing of revenues and expenses in the latest forecast as compared to the forecast used at March 31, 2021 (the last time goodwill of the Dermatology reporting unit was tested), were not substantial enough to materially adversely affect the recoverability of the Dermatology reporting unit’s assets and were not material enough to indicate that the fair value of the Dermatology reporting unit might be below its carrying value as last tested at March 31, 2021.
No other events occurred or circumstances changed during the period October 1, 2020 (the earliest date goodwill was tested for all other reporting units) through December 31, 2021 that indicated that the fair value of any reporting unit, other than the Dermatology reporting unit, might be below its carrying value.
2021 Annual Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2021 by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2021, management believed that, with the exception of the Dermatology reporting unit, it was more likely than not that the carrying amounts of its reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test for those reporting units was not required.
As part of its qualitative assessment of the Dermatology reporting unit as of October 1, 2021, the Company considered, among other matters, the limited headroom as a result of the impairment to the goodwill of the Dermatology reporting unit when last tested (March 31, 2021) and macroeconomic factors such as higher than expected inflation for many commodities, volatility in many of the equity markets and pressures on market interest rates. The Company believed that these facts and circumstances may suggest that it was more likely than not that the fair value of the Dermatology reporting unit was less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
The quantitative fair value test utilized the Company’s most recent cash flow projections as revised in the fourth quarter of 2021 which reflected current market conditions and current trends in business performance. The quantitative fair value test utilized a long-term growth rate of 1.0% and a discount rate of 9.0%, in estimation of the fair value of this reporting unit. Based on the quantitative fair value test, the fair value of the Dermatology reporting unit was approximately 10.0% greater than its carrying value and as a result there was no impairment to the goodwill of the reporting unit.
2022
First Quarter 2022 - Realignment of Segments
Commencing in the first quarter of 2022, the Company began operating in the following reportable segments: (i) Salix, (ii) International, (iii) Diversified, (iv) Solta Medical and (v) Bausch + Lomb. The Salix segment consists of the Salix reporting unit. The International segment consists of the International reporting unit. The Diversified segment consists of the: (i) Neurology, (ii) Generics, (iii) Dermatology and (iv) Dentistry reporting units. The Solta Medical segment consists of the Solta reporting unit. The Bausch + Lomb segment consists of the: (i) Vision Care, (ii) Pharmaceuticals and (iii) Surgical reporting units. As such, the new segment structure does not impact the Company’s reporting units but realigns the two reporting units of the former Dermatology segment whereby the Dermatology reporting unit is now part of the current Diversified segment and the Solta Medical reporting unit is now its own operating and reportable segment, and therefore management concluded that a quantitative fair value test was not required.
March 31, 2022 Interim Assessment

During the three months ended March 31, 2022, macroeconomic factors had impacted interest rates and the U.S. inflation rate was higher than previously expected. Given the limited headroom of the Dermatology reporting unit as calculated on October 1, 2021, the Company believed that these facts and circumstances suggested the fair value of the Dermatology reporting unit could be less than its carrying amount, and therefore a quantitative fair value test was performed for the reporting unit.
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
Bausch + Lomb Reporting Units
During the period May 6, 2022 (the date Bausch + Lomb’s stock began trading publicly) through June 30, 2022, equity and bond markets were negatively impacted by various macroeconomic and geopolitical factors including, but not limited to: rising inflation rates in the U.S. and abroad, uncertainties created by the Russia-Ukraine conflict, interest rate volatility, COVID-19 related lockdowns and supply issues. The equity markets negatively impacted the market price for Bausch + Lomb’s common stock which as of June 30, 2022 was trading below its IPO offering price. The Company believed that these facts and circumstances suggest the fair value of the three reporting units of the Bausch + Lomb segment could be less than their respective carrying amounts. Therefore, separate quantitative fair value tests were performed for the Vision Care, Surgical and Pharmaceuticals reporting units of the Bausch + Lomb segment.
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
As of September 30, 2022, the carrying value of the Salix reporting unit was less than its fair value as determined by the Company’s probability-weighted discount valuation model and therefore no impairment was recorded as of September 30, 2022. However, as the Company’s probability-weighted discount valuation includes certain scenarios under which the Company does not retain market exclusivity for Xifaxan® through January 2028, these probability-weighted fair values of the Salix reporting unit exceeded its carrying value by less than 5.0%.
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
Bausch + Lomb Reporting Units
The quantitative fair value test for the Vision Care, Surgical and Pharmaceuticals reporting units of the Bausch + Lomb segment utilized the most recent cash flow projections for each of the reporting units as revised in the fourth quarter of 2022 which reflected current market conditions and current trends in business performance. The quantitative assessment utilized long-term growth rates of 2.0% and 3.0% and discount rates of 9.50% and 12.25%, in estimation of the fair value of the reporting units. After completing the testing, the fair value of each of these reporting units exceeded its respective carrying value by more than 25.0%, and, therefore, there was no impairment to goodwill.
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
The quantitative fair value test utilized the Company’s most recent cash flow projections for the Dermatology reporting unit as revised in the third quarter of 2023 which reflected current market conditions and current trends in business performance. The quantitative fair value test utilized a long-term growth rate of 0.0% and a discount rate of 10.75%. Based on the quantitative fair value test, the carrying value of the Dermatology reporting unit exceeded its fair value at September 30, 2023, and the Company recognized a goodwill impairment of $151 million for the three months ended September 30, 2023. As of September 30, 2023 and December 31, 2023, the Dermatology reporting unit had remaining goodwill of $329 million.
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
The quantitative fair value test for the Neurology reporting unit utilized the most recent cash flow projections for the Neurology reporting unit as revised in the third quarter of 2023 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of -2.5% and a discount rate of 10.50%. Based on the quantitative fair value test, the carrying value of the Neurology reporting unit exceeded its fair value at September 30, 2023, and the Company recognized a goodwill impairment of $251 million for the three months ended

September 30, 2023. As of September 30, 2023 and December 31, 2023, the Neurology reporting unit had remaining goodwill of $1,192 million and $1,177 million, respectively.
2023 Annual Impairment Test
The Company’s annual goodwill impairment test as of October 1, 2023, included performing separate quantitative fair value tests for the International reporting unit, the Generics reporting unit of the Diversified segment and the Vision Care, Surgical and Pharmaceuticals reporting units of the Bausch + Lomb segment. For its remaining reporting units, the Company conducted its annual goodwill impairment test as of October 1, 2023, by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2023, management believed that, it was more likely than not that the carrying amounts of its remaining reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test for those reporting units was not required.
Generics
The Generics reporting unit operates in the United States, where shifting market dynamics have led to increased competition with respect to generic pharmaceuticals which impacts both pricing and potential market share. The Company expects these dynamics to intensify in the future, and as such has revised its long-term forecasts, including for the sale of Company branded products when they reach loss of exclusivity in the future to reflect these developments.
The quantitative fair value test for the Generics reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2023 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 1.0% and a discount rate of 10.25% in the estimation of the reporting unit’s fair value. Based on the quantitative fair value test, the carrying value of the Generics reporting unit exceeded its fair value as of October 1, 2023, and the Company recognized a goodwill impairment of $91 million. As of December 31, 2023, the Generics reporting unit had remaining goodwill of $227 million.
International
The quantitative fair value test for the International reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2023 which reflected current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 3.0% and discount rate of 12.75%, in the estimation of the fair value of the reporting unit. After completing the testing, the fair value of the reporting unit exceeded its carrying value by more than 75%, and, therefore, there was no impairment to goodwill.
Bausch + Lomb Reporting Units
The annual goodwill impairment test for the Vision Care, Surgical and Pharmaceuticals reporting units of Bausch + Lomb was conducted as of October 1, 2023 by performing a quantitative assessment for each of the reporting units. The quantitative assessment utilized long-term growth rates of 2.0% and 3.0% and discount rates ranging from 10.25% and 11.50%, in estimation of the fair value of the reporting units. After completing the testing, the fair value of each of these reporting units exceeded its respective carrying value by more than 25%, and, therefore, there was no impairment to goodwill.

December 31, 2023
During the period October 1, 2023 through December 31, 2023, the Company continued to monitor the market conditions and trends in business performance for all its reporting units, particularly as they pertain to the Dermatology, Neurology and Generics reporting units, and determined that, no events occurred, or circumstances changed that would indicate that the fair value of any reporting unit might be below its carrying value. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and those charges could be material.
Accumulated goodwill impairment charges through December 31, 2023 were $5,497 million.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities as of December 31, 2023 and 2022 consist of:

(in millions)	2023	2022
Product rebates	$1,069	$983
Product returns	380	427
Employee compensation and benefit costs	360	300
Legal matters and related fees	344	326
Interest	236	208
Income taxes payable	47	30
Other	697	714
	$3,133	$2,988

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs as of December 31, 2023 and 2022 consists of the following:

		2023		2022
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2022 Amended Credit Agreement
2027 Revolving Credit Facility	February 2027	$—	$—	$470	$470
February 2027 Term Loan B Facility	February 2027	2,312	2,279	2,437	2,392
AR Credit Facility	January 2028	350	350	—	—
B+L Credit Facilities
B+L Revolving Credit Facility	May 2027	275	275	—	—
B+L May 2027 Term Loan B Facility	May 2027	2,462	2,426	2,488	2,439
B+L September 2028 Term Loan B Facility	September 2028	499	487	—	—
Senior Secured Notes:
5.500% Secured Notes	November 2025	1,680	1,675	1,680	1,672
6.125% Secured Notes	February 2027	1,000	990	1,000	987
5.750% Secured Notes	August 2027	500	497	500	496
4.875% Secured Notes	June 2028	1,600	1,586	1,600	1,583
11.00% First Lien Secured Notes	September 2028	1,774	2,654	1,774	2,826
14.00% Second Lien Secured Notes	October 2030	352	666	352	711
B+L Senior Secured Notes:
B+L 8.375% Secured Notes	October 2028	1,400	1,377	—	—
9.00% Intermediate Holdco Secured Notes	January 2028	999	1,358	999	1,423
Senior Unsecured Notes:
9.000%	December 2025	955	950	959	951
9.250%	April 2026	737	734	741	737
8.500%	January 2027	643	644	643	644
7.000%	January 2028	171	170	171	170
5.000%	January 2028	433	430	433	429
6.250%	February 2029	821	814	821	813
5.000%	February 2029	452	448	452	448
7.250%	May 2029	337	334	337	334
5.250%	January 2030	779	773	779	771
5.250%	February 2031	463	459	462	458
Other	Various	12	12	12	12
Total long-term debt and other		$21,006	22,388	$19,110	20,766
Less: Current portion of long-term debt and other			450		432
Non-current portion of long-term debt			$21,938		$20,334
Covenant Compliance
The Senior Secured Credit Facilities (as defined below), the B+L Credit Facilities (as defined below), the AR Credit Facility (as defined below) and the indentures governing the Senior Secured Notes (as defined and described in the table above), the 9.00% Intermediate Holdco Secured Notes (as defined below) and Senior Unsecured Notes (as defined and described in the table above) contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. As of December 31, 2023, the amount available for restricted payments under the “builder basket” in the Company’s most restrictive indentures (as defined by those indentures) was approximately $10,000 million (although such availability is subject to the Company’s compliance with a 2.00:1.00 fixed charge coverage ratio). The 2027 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that, requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
As of December 31, 2023, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
The Company continues to take steps to ensure compliance with its financial maintenance covenant and may take other actions to reduce its debt levels and improve its capital structure to align with the Company’s long-term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate.
Exchange Offer
On September 30, 2022, the Company closed a series of transactions whereby it exchanged (the “Exchange Offer”) validly tendered senior unsecured notes with an aggregate outstanding principal balance of $5,594 million (collectively, the “Existing Unsecured Senior Notes”) for $3,125 million in aggregate principal balance of newly issued secured notes, a reduction of outstanding principal of $2,469 million.
The secured notes issued in the Exchange Offer consist of: (i) $1,774 million in aggregate principal amount of new 11.00% First Lien Secured Notes due 2028 (the “11.00% First Lien Secured Notes”) issued by the Company, (ii) $352 million in aggregate principal amount of new 14.00% Second Lien Secured Notes due 2030 (the “14.00% Second Lien Secured Notes” and, together with the 11.00% First Lien Secured Notes, the “New BHC Secured Notes”) issued by the Company and (iii) $999 million in aggregate principal amount of new 9.00% Senior Secured Notes due 2028 (the “9.00% Intermediate Holdco Secured Notes” and, together with the New BHC Secured Notes, the “New Secured Notes”) issued by 1375209 B.C. Ltd. (“Intermediate Holdco”), an existing indirect wholly-owned unrestricted subsidiary of the Company that held 38.5% of the issued and outstanding common shares of Bausch + Lomb as of December 31, 2023.
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
In connection with the Exchange Offer during 2022, the Company recorded a gain of $570 million, net of third party fees of $25 million.
The premium recorded on the New Secured Notes was $1,835 million, which will be reduced as contractual interest payments are made on the New Secured Notes. During 2023, the Company made contractual interest payments of $321 million related to the New Secured Notes, of which $282 million was recorded as a reduction of the premium.

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
Senior Secured Credit Facilities under the 2022 Amended Credit Agreement
On May 10, 2022, the Company and certain of its subsidiaries as guarantors entered into a Second Amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit and Guaranty Agreement (as amended by the Second Amendment, the “2022 Amended Credit Agreement”). The 2022 Amended Credit Agreement provides for a new term loan facility with an aggregate principal amount of $2,500 million (the “2027 Term Loan B Facility”) maturing on February 1, 2027 and a new revolving credit facility of $975 million (the “2027 Revolving Credit Facility”) that will mature on the earlier of February 1, 2027 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and BHA in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2027 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or Euros. After giving effect to the Second Amendment, the 2023 Revolving Credit Facility, June 2025 Term Loan B Facility and November 2025 Term Loan B Facility were refinanced (such refinancing, the “Credit Agreement Refinancing”), along with certain of the Company’s existing senior notes, using net proceeds from the borrowings under the 2027 Term Loan B Facility, the B+L IPO and the B+L Debt Financing (as defined below) and available cash on hand. As of December 31, 2023, the Company had no outstanding borrowings and had $23 million of issued and outstanding letters of credit on the 2027 Revolving Credit Facility.
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
The amortization rate for the 2027 Term Loan B Facility is 5.00% per annum, or $125 million, payable in quarterly installments beginning on September 30, 2022. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2023, the remaining mandatory quarterly amortization payments for the 2027 Term Loan B Facility were $375 million through December 2026.
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
As of December 31, 2023, 1261229 B.C. Ltd., directly or indirectly held approximately 88% of the issued and outstanding shares of Bausch + Lomb, as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s debt documents. In connection therewith, all of the subsidiaries of 1261229 B.C. Ltd., including Bausch + Lomb and its subsidiaries, are unrestricted subsidiaries of the Company and, as a result, are not subject to the covenants under the Bausch Health debt documents, and the earnings and net debt of Bausch + Lomb, as defined in the relevant debt documents, are also not included in the calculation of the Company’s financial maintenance covenant.
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
As of December 31, 2023, there were $350 million of outstanding borrowings under the AR Credit Facility at an all-in interest rate of 11.99%.

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
On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility secured on a pari passu basis with its existing B+L May 2027 Term Loan B Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “September 2023 Credit Facility Amendment”) to Bausch + Lomb’s existing Credit Agreement (the Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the “B+L Amended Credit Agreement”) and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the “B+L September 2028 Term Loan B Facility”) and, together with the B+L May 2027 Term Loan B Facility and the B+L Revolving Credit Facility, the “B+L Senior Secured Credit Facilities”). A portion of the proceeds from the B+L September 2028 Term Loan B Facility and B+L October 2028 Secured Notes (as defined below) were used to finance the $1,750 million upfront payment related to the XIIDRA Acquisition (as discussed further in Note 3, “ACQUISITIONS, LICENSING AGREEMENTS AND DIVESTITURE”) and related acquisition and financing costs.
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L May 2027 Term Loan B Facility and the B+L September 2028 Term Loan B Facility are denominated in U.S. dollars, and borrowings under the B+L Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of December 31, 2023, the B+L Revolving Credit Facility had $275 million of outstanding borrowings, $26 million of issued and outstanding letters of credit and $199 million of remaining availability.
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
The applicable interest rate margins for borrowings under the B+L Revolving Credit Facility are: (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after: (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s, Moody’s and Fitch and (y) the B+L May 2027 Term Loan B Facility and the B+L September 2028 Term Loan B Facility have been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s debt rating. The stated rate of interest for borrowings under the Revolving Credit Facility at December 31, 2023 ranges from 8.19% to 8.21% per annum. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the B+L Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the B+L Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.

Borrowings under the B+L May 2027 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the B+L May 2027 Term Loan B Facility at December 31, 2023 was 8.71% per annum.
Borrowings under the B+L September 2028 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the B+L September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the B+L September 2028 Term Loan B Facility as of December 31, 2023 was 9.36% per annum.
Subject to certain exceptions and customary baskets set forth in the B+L Amended Credit Agreement, Bausch + Lomb is required to make mandatory prepayments of the loans under the B+L May 2027 Term Loan B Facility and the B+L September 2028 Term Loan B Facility under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the B+L Amended Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the B+L Amended Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the B+L May 2027 Term Loan B Facility is 1.00% per annum, or $25 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2023, the remaining mandatory quarterly amortization payments for the B+L May 2027 Term Loan B Facility were $81 million through March 2027, with the remaining term loan balance being due in May 2027.
The amortization rate for the B+L September 2028 Term Loan B Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2023, the remaining mandatory quarterly amortization payments for the B+L September 2028 Term Loan B Facility were $23 million through June 2028, with the remaining term loan balance being due in September 2028.
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

6.500% Senior Secured Notes due 2022 and 7.00% Senior Secured Notes due 2024
In March 2017, the Company issued $2,000 million aggregate principal amount of 7.000% senior secured notes due March 15, 2024 (the “March 2024 Secured Notes”), in a private placement. Interest on these notes is payable semi-annually in arrears on each March 15 and September 15.
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
The 9.00% Intermediate Holdco Secured Notes are general senior secured obligations of Intermediate Holdco and secured by first priority liens (subject to permitted liens and certain other exceptions) on substantially all of the assets of Intermediate Holdco, which as of December 31, 2023 were comprised of 38.5% (135,099,643 shares) of the issued and outstanding common shares of Bausch + Lomb. The 9.00% Intermediate Holdco Secured Notes and Intermediate Holdco’s other obligations under the indenture governing such notes are not obligations or responsibilities of, or guaranteed by, the Company, Bausch + Lomb or any of their respective affiliates or subsidiaries (other than the issuer Intermediate Holdco). The sole recourse of the holders of the 9.00% Intermediate Holdco Secured Notes under the 9.00% Intermediate Holdco Secured Notes and the indenture governing such notes is limited to Intermediate Holdco and its assets.
B+L 8.375% Senior Secured Notes due 2028 - September 2023 Financing
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “B+L October 2028 Secured Notes”). A portion of the proceeds from the B+L October 2028 Secured Notes, along with the proceeds of the September 2028 Term Loan B Facility, were used to finance the $1,750 million upfront payment related to the acquisition of XIIDRA® and certain other ophthalmology assets from Novartis (as discussed in Note 3, “ACQUISITIONS, LICENSING AGREEMENTS AND DIVESTITURE”) and related acquisition and financing costs. The B+L October 2028 Secured Notes accrue interest at a rate of 8.375% per year, payable semi-annually in arrears on each April 1 and October 1, commencing on April 1, 2024.
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
6.125% Senior Unsecured Notes due 2025
On March 27, 2015, VRX Escrow Corp., a newly formed wholly owned subsidiary of the Company, issued $3,250 million aggregate principal amount of 6.125% Senior Unsecured Notes due 2025 (the “April 2025 Unsecured Notes”) in a private placement. The April 2025 Unsecured Notes accrue interest at the rate of 6.125% per year, payable semi-annually in arrears.
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

The Company may redeem all or a portion of the December 2025 Unsecured Notes, at the applicable redemption prices set forth in the December 2025 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption. On September 30, 2022, $541 million in aggregate principal balance of the December 2025 Unsecured Notes were validly tendered and accepted by the Company in connection with the Exchange Offer noted above. In December 2023, $4 million in aggregate principal balance of the December 2025 Unsecured Notes were purchased in the open market and retired.
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
BHA may redeem all or a portion of the April 2026 Unsecured Notes at the applicable redemption prices set forth in the April 2026 Unsecured Notes indenture, plus accrued and unpaid interest to the date of redemption. On September 30, 2022, $752 million in aggregate principal balance of the April 2026 Unsecured Notes were validly tendered and accepted by the Company in connection with the Exchange Offer noted above. In December 2023, $4 million in aggregate principal balance of the April 2026 Unsecured Notes were purchased in the open market and retired.
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
The 7.000% January 2028 Unsecured Notes are redeemable at the option of the Company, in whole or in part, at any time and the May 2029 Unsecured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 30, 2024, at the redemption prices set forth in the respective indentures. The Company may redeem some or all of the May 2029 Unsecured Notes prior to May 30, 2024, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium.
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
Interest on the 5.000% January 2028 Unsecured Notes is payable semi-annually in arrears on each January 30 and July 30. Interest on the January 2030 Unsecured Notes is payable semi-annually in arrears on each January 30 and July 30. The 5.000% January 2028 Unsecured Notes are redeemable at the option of the Company, in whole or in part, at any time and the January 2030 Unsecured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after

January 30, 2025, at the redemption prices set forth in the respective indentures. The Company may redeem some or all of the January 2030 Unsecured Notes prior to January 30, 2025 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium.
On September 30, 2022, $710 million and $332 million in aggregate principal balance of the 5.000% January 2028 Unsecured Notes and the January 2030 Unsecured Notes, respectively, were validly tendered and accepted by the Company in connection with the Exchange Offer noted above.
6.250% Senior Unsecured Notes due 2029
On May 26, 2020, the Company issued $1,500 million aggregate principal amount of 6.250% Senior Unsecured Notes due February 2029 (the “6.250% February 2029 Unsecured Notes”) in a private placement. The proceeds and cash on hand were used to: (i) repurchase $1,250 million aggregate principal amount of the outstanding March 2022 Secured Notes, (ii) prepay $303 million of mandatory amortization scheduled for payment in 2022 under the Company’s June 2025 and November 2025 Term Loan B Facilities and (iii) pay all fees and expenses associated with these transactions, The 6.250% February 2029 Unsecured Notes accrue interest at the rate of 6.250% per year, payable semi-annually in arrears on each of February 15 and August 15.
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

Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of December 31, 2023 and 2022 was 8.05% and 7.74%, respectively. Due to the accounting treatment for the New Secured Notes, interest expense in the Company’s financial statements for 2023 and 2022, and in future periods will not be representative of the weighted average stated rate of interest.
Gain (Loss) on Extinguishment of Debt
In December 2023, the Company, through a series of transactions repurchased and retired outstanding senior unsecured notes with an aggregate par value of $8 million in the open market, for an aggregate cost of $7 million and recognized a net gain of approximately $1 million.
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
Maturities and mandatory payments of debt obligations for the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
2024	$155
2025	2,790
2026	892
2027	6,748
2028	7,219
Thereafter	3,202
Total debt obligations	21,006
Unamortized premiums, discounts and issuance costs	1,382
Total long-term debt and other	$22,388
Under the 2022 Amended Credit Agreement, there is no Excess Cash Flow payment due for 2023.

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
The amounts included in Accumulated other comprehensive loss as of December 31, 2023 and 2022 were as follows:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2023	2022	2023	2022	2023	2022
Unrecognized actuarial (losses) gains	$(31)	$(35)	$(22)	$(21)	$3	$3
Unrecognized prior service credits	$—	$—	$23	$23	$3	$6
Net Periodic (Benefit) Cost
The table below provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan in 2023, 2022 and 2021:

	Pension Benefit Plans						U.S. Postretirement Benefit Plan
	U.S. Plan			Non-U.S. Plans
(in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$2	$1	$1	$3	$4	$3	$—	$—	$—
Interest cost	9	5	4	5	4	4	1	1	1
Expected return on plan assets	(9)	(10)	(11)	(4)	(4)	(5)	—	—	—
Amortization of net loss	1	—	—	—	1	2	—	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(1)	(2)	(2)	(3)
Settlement loss recognized	—	1	—	2	8	8	—	—	—
Net periodic (benefit) cost	$3	$(3)	$(6)	$5	$12	$11	$(1)	$(1)	$(2)

Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status for 2023 and 2022:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2023	2022	2023	2022	2023	2022
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$172	$220	$113	$228	$27	$35
Service cost	2	1	3	4	—	—
Interest cost	9	5	5	4	1	1
Settlements	—	(7)	(6)	(50)	—	—
Benefits paid	(16)	(11)	(4)	(4)	(3)	(4)
Actuarial loss (gain)	3	(36)	8	(54)	—	(5)
Currency translation adjustments	—	—	4	(15)	—	—
Projected benefit obligation, end of year	170	172	123	113	25	27

Change in Plan Assets
Fair value of plan assets, beginning of year	162	224	93	175	—	—
Actual return on plan assets	16	(44)	9	(41)	—	—
Company contributions	—	—	4	25	3	4
Settlements	—	(7)	(6)	(50)	—	—
Benefits paid	(16)	(11)	(4)	(4)	(3)	(4)
Currency translation adjustments	—	—	4	(12)	—	—
Fair value of plan assets, end of year	162	162	100	93	—	—
Funded status, end of year	$(8)	$(10)	$(23)	$(20)	$(25)	$(27)

Recognized as:
Other non-current assets	$—	$—	$20	$22	$—	$—
Accrued and other current liabilities	$—	$—	$3	$3	$3	$4
Other non-current liabilities	$8	$10	$41	$38	$22	$23
Included in Settlement loss recognized and Settlements in the tables above are the costs and payments associated with the conversion of a portion of the Company’s defined benefit plan in Ireland to a defined contribution plan.
A number of the Company’s pension benefit plans were underfunded as of December 31, 2023 and 2022, having accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded pension benefit plans is as follows:

	U.S. Plan		Non-U.S. Plans
(in millions)	2023	2022	2023	2022
Projected benefit obligation	$170	$172	$50	$48
Accumulated benefit obligation	170	172	42	40
Fair value of plan assets	162	162	7	7
The Company’s policy for funding its pension benefit plans is to make contributions that meet or exceed the minimum statutory funding requirements. These contributions are determined based upon recommendations made by the actuary under accepted actuarial principles. In 2024, the Company expects to contribute $4 million, $4 million and $3 million to the U.S. pension benefit plan, the non-U.S. pension benefit plans and the U.S. postretirement benefit plan, respectively. The Company plans to use postretirement benefit plan assets and cash on hand, as necessary, to fund the U.S. postretirement benefit plan benefit payments in 2024.

Estimated Future Benefit Payments
Future benefit payments over the next 10 years for the pension benefit plans and the postretirement benefit plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension Benefit Plans		U.S. Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
2024	$14	$7	$3
2025	19	6	3
2026	17	6	3
2027	17	7	3
2028	16	7	2
2029 - 2033	68	38	10
Assumptions
The weighted-average assumptions used to determine net periodic benefit costs and benefit obligations for 2023, 2022 and 2021 were as follows:

	Pension Benefit Plans			U.S. Postretirement Benefit Plan
	2023	2022	2021	2023	2022	2021
For Determining Net Periodic (Benefit) Cost
U.S. Plans:
Discount rate	5.41%	2.69%	2.25%	5.39%	2.57%	2.09%
Expected rate of return on plan assets	6.00%	4.50%	5.00%	—	—	—
Rate of compensation increase	—	—	—	—	—	—
Interest crediting rate	4.75%	4.75%	4.75%
Non-U.S. Plans:
Discount rate	6.67%	4.60%	1.37%
Expected rate of return on plan assets	6.80%	5.23%	2.74%
Rate of compensation increase	3.71%	3.53%	2.60%
Interest crediting rate	—	—	—

	Pension Benefit Plans		U.S. Postretirement Benefit Plan

	2023	2022	2023	2022
For Determining Benefit Obligation
U.S. Plans:
Discount rate	5.11%	5.41%	5.08%	5.39%
Rate of compensation increase	—	—	—	—
Interest crediting rate	4.75%	4.75%
Non-U.S. Plans:
Discount rate	6.59%	6.67%
Rate of compensation increase	3.71%	3.71%
Interest crediting rate	—	—
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

The 2024 expected rate of return for the U.S. pension benefit plan will be 6.00%. The 2024 expected rate of return for the Ireland pension benefit plans will be 4.50%.
Pension Benefit Plan Assets
Pension benefit plan assets are invested in several asset categories. The following presents the actual asset allocation as of December 31, 2023 and 2022:

	2023	2022
U.S. Plan
Cash and cash equivalents	1%	1%
Equity securities	39%	40%
Fixed income securities	60%	59%
Non-U.S. Plans
Cash and cash equivalents	11%	6%
Equity securities	24%	23%
Fixed income securities	47%	45%
Other	18%	26%
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
The table below presents total plan assets by investment category as of December 31, 2023 and 2022 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value. There were no transfers between Level 1 and Level 2 during 2023 and 2022.

	Pension Benefit Plans - U.S. Plans
	December 31, 2023				December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1	$—	$—	$1	$2	$—	$—	$2
Commingled funds:
Equity securities:
U.S. broad market	—	34	—	34	—	34	—	34
Emerging markets	—	6	—	6	—	7	—	7
Worldwide developed markets	—	13	—	13	—	14	—	14
Other assets	—	10	—	10	—	10	—	10
Fixed income securities:
Investment grade	—	98	—	98	—	95	—	95
	$1	$161	$—	$162	$2	$160	$—	$162

	Pension Benefit Plans - Non-U.S. Plans
	December 31, 2023				December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$11	$—	$11	$—	$6	$—	$6
Commingled funds:
Equity securities:
Emerging markets	—	1	—	1	—	1	—	1
Worldwide developed markets	—	23	—	23	—	21	—	21
Fixed income securities:
Investment grade	—	1	—	1	—	2	—	2
Government bond funds	1	44	—	45	1	39	—	40
Other assets	—	5	13	18	—	12	12	24
	$1	$85	$13	$99	$1	$81	$12	$94
Cash equivalents consisted primarily of term deposits and money market instruments. The fair value of the term deposits approximates their carrying amounts due to their short term maturities. The money market instruments also have short maturities and are valued using a market approach based on the quoted market prices of identical instruments.
Commingled funds are not publicly traded. The underlying assets in these funds are publicly traded on the exchanges and have readily available price quotes. The Ireland pension plans held approximately 93% and 92% of the non-U.S. commingled funds in 2023 and 2022, respectively. The commingled funds held by the U.S. and Ireland pension plans are primarily invested in index funds.
The underlying assets in the fixed income funds are generally valued using the net asset value per fund share, which is derived using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S., Ireland and certain other countries. Under these plans, employees are allowed to contribute a portion of their salaries to the plans and the Company matches a portion of the employee contributions. The Company contributed $49 million, $47 million and $44 million to these plans during the years ended December 31, 2023, 2022 and 2021, respectively.
12.LEASES
Right-of-use assets and lease liabilities associated with the Company’s operating leases are included in the Consolidated Balance Sheets as of December 31, 2023 and 2022 as follows:

(in millions)	2023	2022
Right-of-use assets included in:
Other non-current assets	$185	$221
Lease liabilities included in:
Accrued and other current liabilities	$61	$50
Other non-current liabilities	148	184
Total lease liabilities	$209	$234

As of December 31, 2023, 2022 and 2021 the Company’s finance leases were not material and for the years 2023, 2022 and 2021, sub-lease income and short-term lease expense were not material. In December 2023, the Company exercised an option to early terminate the lease period for an office building in Bridgewater, New Jersey. As a result, the Company recognized a net charge of $12 million, representing adjustment to the lease liability to reduce it to the amount related to the remaining lease term, write-off of the right-of-use asset and a charge for a required termination payment.

Lease expense for the years 2023, 2022 and 2021 include:

(in millions)	2023	2022	2021
Operating lease costs	$65	$62	$67
Variable operating lease costs	$16	$15	$12
Other information related to operating leases for 2023, 2022 and 2021 is as follows:

(in millions)	2023	2022	2021
Cash paid from operating cash flows for amounts included in the measurement of lease liabilities	$73	$70	$76
Right-of-use assets obtained in exchange for new operating lease liabilities	$27	$28	$46
Weighted-average remaining lease term	5.5 years	6.4 years	7.2 years
Weighted-average discount rate	7.1%	6.5%	6.1%
As of December 31, 2023, future payments under noncancelable operating leases for each of the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
2024	$74
2025	54
2026	35
2027	29
2028	20
Thereafter	39
Total	251
Less: Imputed interest	42
Present value of remaining lease payments	209
Less: Current portion	61
Non-current portion	$148
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

Approximately 18,664,000 common shares were available for future grants as of December 31, 2023. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plans.
Bausch Health has a long-term incentive program with the objective of aligning the share-based awards granted to senior management with the Company’s focus on generating operating cash flow while maintaining focus on improving total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and performance-based RSUs. Performance-based RSUs are comprised of: (i) awards that vest upon achievement of certain share price appreciation conditions that are based on total shareholder return (“TSR”), (ii) awards that vest upon attainment of certain performance targets that are based on the Company’s return on tangible capital (“ROTC”), (iii) awards that vest upon the attainment of certain targets that are based on the Company’s adjusted operating cash flow (“Adjusted Operating Cash Flow”) with a total shareholder return modifier and (iv) awards that vest fully or partially upon attainment of certain goals that are linked to the B+L Separation.
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
The following table summarizes the components and classification of the Company’s share-based compensation expense related to stock options and RSUs for the years 2023, 2022 and 2021 were as follows:

(in millions)	2023	2022	2021
Stock options	$17	$15	$15
RSUs	115	111	113
Share-based compensation expense	$132	$126	$128

Research and development expenses	$11	$12	$10
Selling, general and administrative expenses	121	114	118
Share-based compensation expense	$132	$126	$128
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
The fair values of all stock options granted for the years 2023, 2022 and 2021 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2023	2022	2021
Expected stock option life (years)	3.0	3.0	3.0
Expected volatility	76.1%	37.8%	50.2%
Risk-free interest rate	4.8%	1.8%	0.4%
Expected dividend yield	—%	—%	—%
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

The following table summarizes stock option activity during 2023:

(in millions, except per share amounts)	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	10.8	$26.83
Granted	1.0	$9.25
Exercised	—	$—
Expired or forfeited	(1.1)	$42.99
Outstanding, December 31, 2023	10.7	$23.52	4.4	$—
Vested and expected to vest, December 31, 2023	10.4	$23.61	4.3	$—
Vested and exercisable, December 31, 2023	8.2	$24.59	3.2	$—
The weighted-average fair values of all stock options granted in 2023, 2022 and 2021 were $4.87, $6.60 and $10.92, respectively. The total intrinsic values of stock options exercised in 2023, 2022 and 2021 were $0, $1 million and $15 million, respectively. Proceeds received on the exercise of stock options in 2023, 2022 and 2021 were $0, $3 million and $22 million, respectively.
As of December 31, 2023, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $6 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.5 years.
RSUs
RSUs generally vest 33% a year over a three-year period. Annual RSUs granted to non-management directors vest immediately prior to the next Annual Meeting of Shareholders. Pursuant to the applicable RSU agreement, certain RSUs may be subject to the attainment of any applicable performance goals specified by the Board of Directors. If the vesting of the RSUs is conditional upon the attainment of performance goals, any RSUs that do not vest as a result of a determination that the prescribed performance goals failed to be attained will be forfeited immediately upon such determination. RSUs are credited with dividend equivalents, in the form of additional RSUs, when dividends are paid on the Company’s common shares. Such additional RSUs will have the same vesting dates and will vest under the same terms as the RSUs in respect of which such additional RSUs are credited.
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
The following table summarizes non-vested time-based RSU activity during 2023:

(in millions, except per share amounts)	Time-Based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2023	8.3	$15.97
Granted	5.1	$8.99
Vested	(4.3)	$17.20
Forfeited	(1.1)	$11.08
Non-vested, December 31, 2023	8.0	$11.61

As of December 31, 2023, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $41 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.5 years. The total fair value of time-based RSUs vested in 2023, 2022 and 2021 were $74 million, $80 million and $69 million, respectively.
Performance-Based RSUs
Each vested performance-based RSU represents the right of a holder to receive a number of the Company’s common shares up to a specified maximum. Performance-based RSUs vest upon the attainment of certain performance targets and the achievement of certain share price appreciation conditions. If the Company’s performance is below a specified performance level, no common shares will be paid.
The fair value of each Adjusted Operating Cash Flow performance-based RSU and TSR performance-based RSU granted during 2023 and 2021, respectively, was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. For the ROTC performance-based RSUs granted in 2022 and 2021, the fair value was estimated based on the trading price of the Company’s common shares on the date of grant. Expense recognized for the performance-based RSUs in each reporting period reflects the Company’s latest estimate of the number of performance-based RSUs that are expected to vest. If the performance-based RSUs do not ultimately vest due to the targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
There were no TSR performance-based RSUs granted in 2022. The fair values of TSR performance-based RSUs granted during 2023 and 2021 were estimated with the following assumptions:

	2023	2022	2021
Contractual term (years)	3	N/A	3.0
Expected Company share volatility	76%	N/A	52%
Risk-free interest rate	5%	N/A	0.4%
The expected company share volatility was determined based on implied volatility in the market traded options of the Company’s common stock. The risk-free interest rate was determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the performance-based RSUs.
The following table summarizes non-vested performance-based RSU activity during 2023:

(in millions, except per share amounts)	Performance-based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2023	1.6	$29.83
Granted	0.6	$10.57
Vested	(1.4)	$30.06
Forfeited	(0.1)	$16.24
Non-vested, December 31, 2023	0.7	$10.57
As of December 31, 2023, the total remaining unrecognized compensation expense related to non-vested performance-based RSUs amounted to $5 million, which will be amortized over the weighted-average remaining requisite service period of approximately 2.2 years. A maximum of approximately 956,000 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2023. The total fair value of performance-based RSUs vested in 2023 was $43 million.
Bausch + Lomb Long-Term Incentive Plan
Prior to May 5, 2022, Bausch + Lomb participated in Bausch Health’s long-term incentive program. Effective May 5, 2022, Bausch + Lomb established the Omnibus Plan (the “B+L Plan”). Effective April 24, 2023, Bausch + Lomb’s shareholders approved an amendment and restatement of the Plan to increase the number of shares authorized for issuance thereunder by an additional 10,000,000 common shares, resulting in an aggregate 38,000,000 common shares of Bausch + Lomb are authorized under the B+L Plan. The B+L Plan provides for the grant of various types of awards, including RSUs, restricted stock, stock appreciation rights, stock options, performance-based awards and cash awards. Under the B+L Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock options have a term of ten years and a three-year vesting period, subject to limited exceptions.
Share-based awards granted to senior management align with Bausch + Lomb’s focus on enhancing its revenue growth while maintaining focus on total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and performance-based RSUs (“PSUs”). The PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative total shareholder return (“TSR”) (the “TSR PSUs”) and (ii) attainment of certain performance targets that are based on Bausch + Lomb’s Organic Revenue Growth (the “Organic Revenue Growth PSUs”). If Bausch + Lomb’s performance is below a specified performance level, no common shares will be paid. Each vested PSU represents the right of a holder to receive a number of Bausch + Lomb’s common shares up to a specified maximum.
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
During the third quarter of 2022, the Talent and Compensation Committee of the Bausch + Lomb Board of Directors approved a retention program that includes Bausch + Lomb’s named executive officers (other than the CEO) and certain other employees. This program provides these Executive Officers (other than the CEO), for among other benefits, pro-rata vesting of the IPO Founder Grants previously issued to these named executives, subject to certain restrictions, in the event of an involuntary termination of employment by Bausch + Lomb without “cause” or the employee’s resignation for “good reason”, in each case within the one-year anniversary of Bausch + Lomb’s appointment of the successor to the CEO (pro-rated based on the period of service relative to the original three-year vesting period associated with such grants). However, the IPO Founder Grants in the form of RSUs (while settled in connection with the termination of employment) will not be transferrable until, and the IPO Founder Grants in the form of stock options will not be exercisable until, the earliest to occur of: (i) the date the spinoff distribution is completed, (ii) a “change in control” (as defined in the applicable retention award letter), (iii) the date the Board of Directors of the Company determines that it will no longer pursue the spinoff distribution and (iv) the two-year anniversary of the executive’s termination of employment and the IPO Founder Grants in the form of stock options will be exercisable for two years following the later of this date and the termination date Additionally, these named executive officers (other than the CEO) and certain other employees were granted a one-time award of approximately 850,000 RSUs in the aggregate under the retention program pursuant to Bausch + Lomb’s 2022 Omnibus Incentive Plan. The retention grant will generally vest in 1/3 installments on each of the first three anniversaries of the grant date based on continuous employment with Bausch + Lomb.
On February 15, 2023, Bausch + Lomb announced the appointment of Brent Saunders as its Chief Executive Officer and Chair of the Board of Directors of Bausch + Lomb, effective March 6, 2023. Pursuant to Mr. Saunders’ employment agreement, on February 23, 2023, Mr. Saunders was granted the following equity grants under the B+L Plan: 750,000 PSUs, 1,318,681 stock options and 375,000 RSUs. The RSUs are scheduled to vest 50% on the second anniversary of the grant date and the remaining 50% on the third anniversary of the grant date. The stock options are scheduled to vest in equal one-third installments on each of the first three anniversaries of the grant date. The PSUs vest on the fourth anniversary of the grant date based on Bausch + Lomb’s achievement of absolute share price hurdles, or upon achievement of absolute and relative TSR hurdles in relation to the S&P 500 Index during the four-year performance period.
Approximately 19,300,000 Bausch + Lomb common shares were available for future grants as of December 31, 2023 under the B+L Plan. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
Stock Options
Stock options granted under the B+L Plan generally expire on the tenth anniversary of the grant date. The exercise price of any stock option granted under the B+L Plan will not be less than the closing price per common share preceding the date of grant. Stock options generally vest 33% each year over a three-year period, on the anniversary of the date of grant.

The fair values of all stock options granted under the Bausch + Lomb Plan for the years 2023 and 2022 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2023	2022
Expected stock option life (years)	3.0	3.0
Expected volatility	35.3%	31.5%
Risk-free interest rate	4.6%	3.1%
Expected dividend yield	—%	—%
The expected stock option life was determined based on historical exercise and forfeiture patterns associated with historical stock options granted to Bausch + Lomb employees under the Company’s long-term incentive plan. The expected volatility was determined based on implied and historical volatility of Bausch + Lomb’s selected peer companies. Bausch + Lomb will continue to leverage the Company’s historical stock option experience and peer company data until it has sufficient experience with its own equity awards and market data. The risk-free interest rate was determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the expected life of the stock option. The expected dividend yield was determined based on the stock option’s exercise price and expected Bausch + Lomb annual dividend rate at the time of grant.
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
The following table summarizes stock option activity under Bausch + Lomb’s Plan during 2023:

(in millions, except per share amounts)	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	6.3	$18.00
Granted	3.5	$18.15
Exercised	—	$—
Expired or forfeited	(1.8)	$17.99
Outstanding, December 31, 2023	8.0	$18.07	7.7	$—
Vested and expected to vest, December 31, 2023	4.7	$18.12	7.0	$—
Vested and exercisable, December 31, 2023	—	$—	—	$—
The weighted-average fair values of stock options granted to Bausch + Lomb employees in 2023 and 2022 were $5.33 and $3.84, respectively. There were no stock options exercised in 2023 or 2022.
As of December 31, 2023, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $12 million, which will be amortized over the weighted-average remaining requisite service period of approximately 2.2 years. Unrecognized compensation does not include IPO Founder Grants as they are linked to the completion of the Separation and expense recognition will begin near the time of the separation.
Time-Based RSUs
RSUs under the Bausch + Lomb Corporation Omnibus Plan generally vest 33% a year over a three-year period with the exception of IPO Founder RSUs and the RSUs granted to Mr. Saunders in connection with his appointment, which vest in two equal installments, such that 50% vest on the second anniversary and 50% vest on the third anniversary of the grant date. RSUs are credited with dividend equivalents, in the form of additional RSUs, when dividends are paid on Bausch + Lomb’s common shares. Such additional RSUs will have the same vesting dates and will vest under the same terms as the RSUs in respect of which such additional RSUs are credited.
To the extent provided for in a RSU agreement, Bausch + Lomb may, in lieu of all or a portion of the common shares which would otherwise be provided to a holder, elect to pay a cash amount equivalent to the market price of Bausch + Lomb’s common shares on the vesting date for each vested RSU. The amount of cash payment will be determined based on the average market price of Bausch + Lomb’s common shares on the vesting date. Bausch + Lomb’s current intent is to settle vested RSUs through the issuance of common shares.
Each vested RSU represents the right of a holder to receive one of Bausch + Lomb’s common shares. The fair value of each RSU granted is estimated based on the trading price of Bausch + Lomb’s common shares on the date of grant.
The following table summarizes non-vested RSU activity under Bausch + Lomb’s Plan during 2023:

(in millions, except per share amounts)	Restricted Stock Units (RSUs)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2023	4.2	$16.67
Granted	3.4	$17.91
Vested	(1.6)	$16.86
Forfeited	(0.7)	$17.91
Non-vested, December 31, 2023	5.3	$17.25
As of December 31, 2023, the total remaining unrecognized compensation expense related to non-vested RSUs amounted to $46 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.8 years. Unrecognized compensation does not include IPO Founder Grants as they are linked to the completion of the Separation and expense recognition will begin near the time of the separation. The total fair value of RSUs vested in 2023 was $27 million. The total fair value of RSUs vested in 2022 was not material.
Performance-Based RSUs
Each vested PSU represents the right of a holder to receive a number of Bausch + Lomb’s common shares up to a specified maximum. The performance-based PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative total shareholder return and (ii) attainment of certain performance targets that are based on Bausch + Lomb’s Organic Revenue Growth. If Bausch + Lomb’s performance is below a specified performance level, no common shares will be paid. The maximum level of achievement of the performance goals is 200% of the target.
The fair value of each TSR PSU granted during 2023 was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. The fair value of the Organic Revenue Growth PSUs is estimated based on the trading price of Bausch + Lomb’s common shares on the date of grant. Expense recognized for the Organic Revenue Growth PSUs in each reporting period reflects Bausch + Lomb’s latest estimate of Organic Revenue Growth in determining the number of PSUs that are expected to vest. If the Organic Revenue Growth PSUs do not ultimately vest due to the Organic Revenue Growth targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
There were no TSR PSUs granted in 2022 and 2021. The fair values of TSR PSUs granted during 2023 were estimated with the following assumptions:

2023
Contractual term (years)	3.6
Expected volatility	35.4%
Risk-free interest rate	4.5%
The expected volatility was determined based on implied and historical volatility of Bausch + Lomb’s selected peer companies. The risk-free interest rate was determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the TSR PSU.
The following table summarizes the performance-based PSU activity during 2023:

(in millions, except per share amounts)	Performance-based RSUs	Weighted-Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2023	—	$—
Granted	1.3	$26.61
Vested	—	$—
Forfeited	(0.1)	$24.96
Non-vested, December 31, 2023	1.2	$26.82
During 2023, Bausch + Lomb granted approximately 1,300,000 performance-based RSUs, consisting of: (i) approximately 1,200,000 TSR PSUs with an average grant date fair value of $27.65 per RSU and (ii) approximately 100,000 Organic Revenue Growth PSUs with a weighted-average grant date fair value of $17.96 per RSU.
As of December 31, 2023, the total remaining unrecognized compensation expense related to non-vested performance-based RSUs amounted to $26 million, which will be amortized over the weighted-average remaining requisite service period of approximately 2.8 years. A maximum of approximately 3,100,000 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2023. There were no performance-based RSUs that vested during 2023.
In addition, while Bausch + Lomb did not grant performance-based RSUs during 2022, certain Bausch + Lomb employees continued to participate in the Company’s performance-based RSUs granted prior to May 5, 2022. As of December 31, 2023, the total remaining unrecognized compensation expense related to the Company’s non-vested performance-based RSUs was $0.
14.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss as of December 31, 2023 and 2022 consists of:

(in millions)	2023	2022
Foreign currency translation adjustment	$(1,863)	$(2,038)
Pension adjustment, net of tax	(18)	(18)
Accumulated other comprehensive loss	$(1,881)	$(2,056)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested.
As a result of the change in the Company’s ownership interest in Bausch + Lomb during 2022, the carrying amount of accumulated other comprehensive income was adjusted to reflect the change in the ownership interest in Bausch + Lomb through a corresponding credit of $137 million to equity attributable to the Company.
15.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs for the years 2023, 2022 and 2021 consists of:

(in millions)	2023	2022	2021
Product related research and development	$573	$500	$440
Quality assurance	31	29	25
Research and development	$604	$529	$465

16.OTHER EXPENSE, NET
Other expense, net for the years 2023, 2022 and 2021 consists of:

(in millions)	2023	2022	2021
Litigation and other matters	$(53)	$9	$356
Acquired in-process research and development costs	—	1	8
Net gain on sale of assets	(3)	(5)	(2)
Acquisition-related contingent consideration	59	29	11
Acquisition-related transaction costs	24	—	—
Other, net	1	1	—
Other expense, net	$28	$35	$373
In 2023, Litigation and other matters primarily related to insurance recoveries regarding certain litigation matters, Acquisition-related contingent consideration reflects adjustments for changes in estimates in the timing and amounts of the future royalty and milestone payments related to certain branded products and Acquisition-related transaction costs primarily related to transaction costs attributable to the acquisition of XIIDRA® by Bausch + Lomb.
In 2021, Litigation and other matters of $356 million included adjustments related to the Glumetza Antitrust Litigation, partially offset by insurance recoveries related to certain litigation matters and Net gain on sales of assets included $25 million related to the achievement of a milestone related to a certain product and a $26 million loss upon completion of the Amoun Sale.
17.INCOME TAXES
The components of Loss before income taxes for 2023, 2022 and 2021 consist of:

(in millions)	2023	2022	2021
Domestic	$(382)	$64	$(323)
Foreign	(8)	(193)	(701)
	$(390)	$(129)	$(1,024)
The components of (Provision for) benefit from income taxes for 2023, 2022 and 2021 consist of:

(in millions)	2023	2022	2021
Current:
Domestic	$(21)	$(15)	$(23)
Foreign	(194)	(256)	74
	(215)	(271)	51
Deferred:
Domestic	(21)	14	20
Foreign	15	174	16
	(6)	188	36
	$(221)	$(83)	$87

The (Provision for) benefit from income taxes differs from the expected amount calculated by applying the Company’s Canadian statutory rate of 26.9% to Loss before income taxes for 2023, 2022 and 2021 as follows:

(in millions)	2023	2022	2021
Loss before income taxes	$(390)	$(129)	$(1,024)
(Provision for) benefit from income taxes
Expected benefit from income taxes at Canadian statutory rate	$105	$35	$275
Non-deductible amount of share-based compensation	(19)	(19)	(9)
Adjustments to tax attributes	32	53	(59)
Change in valuation allowance related to foreign tax credits and NOLs	(6)	100	28
Change in valuation allowance on Canadian deferred tax assets and tax rate changes	(158)	24	40
Change in uncertain tax positions	(28)	(50)	112
Foreign tax rate differences	(42)	(57)	(198)
Non-deductible portion of Goodwill impairments	(104)	(175)	(99)
Other	(1)	6	(3)
	$(221)	$(83)	$87
Other consists adjustments affecting the tax provision such as those related to the filing of tax returns which are not material.
Deferred tax assets and liabilities as of December 31, 2023 and 2022 consist of:

(in millions)	2023	2022
Deferred tax assets:
Tax loss carryforwards	$3,357	$2,872
Provisions	629	859
Debt discounts and deferred financing costs	342	370
Research and development tax credits	97	140
Scientific Research and Experimental Development pool	51	48
Tax credit carryforwards	17	14
Deferred revenue	—	2
Prepaid expenses	23	26
Share-based compensation	20	22
Other	16	24
Total deferred tax assets	4,552	4,377
Less valuation allowance	(2,254)	(2,023)
Deferred tax assets net of valuation allowance	2,298	2,354
Deferred tax liabilities:
Intangible assets	173	191
Plant, equipment and technology	51	74
Outside basis differences	138	125
Total deferred tax liabilities	362	390
Net deferred tax asset	$1,936	$1,964

The following table presents a reconciliation of the deferred tax asset valuation allowance:

(in millions)	2023	2022	2021
Balance, beginning of year	$2,023	$2,222	$2,252
Charged to Benefit from income taxes	164	(124)	(63)
Charged to other accounts	67	(75)	33
Balance, end of year	$2,254	$2,023	$2,222
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
The realization of deferred tax assets is dependent on the Company generating sufficient domestic and foreign taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies. In 2023, the valuation allowance increased $231 million primarily due to book taxable loss in Canada and an increase for state tax losses expected to be unusable in the United States. In 2022, the valuation allowance decreased by $199 million primarily due to book taxable income in Canada and the expiration of tax losses in the United States.
As of December 31, 2023 and 2022, the Company had accumulated taxable losses available to offset future years’ federal and provincial taxable income in Canada of approximately $6,579 million and $5,878 million, respectively. As of December 31, 2023 and 2022, unclaimed ITCs available to offset future federal taxes in Canada were approximately $28 million and $27 million, respectively, which expire in the years 2023 through 2043. In addition, as of December 31, 2023 and 2022, pooled SR&ED expenditures available to offset against future taxable income in Canada were approximately $192 million and $188 million, respectively, which may be carried forward indefinitely. As of December 31, 2023, a full valuation allowance against the net Canadian deferred tax assets on the parent company (BHCI) and the Bausch + Lomb parent company (B+L Corporate Canada) has been provided of $2,045 million and as of December 31, 2022, on BHCI of $1,869 million.
As of December 31, 2023 and 2022, the Company had accumulated taxable losses available to offset future years’ federal taxable income in the U.S. of approximately $491 million and $241 million, respectively, including acquired losses which expire in the years 2024 through 2033. While the remaining taxable losses are subject to multiple annual loss limitations as a result of previous ownership changes, the Company believes that the recoverability of the deferred tax assets associated with these taxable losses are more likely than not to be realized. As of December 31, 2023 and 2022 U.S. research and development credits available to offset future years’ federal income taxes in the U.S. were approximately $31 million and $75 million, respectively, which includes acquired research and development credits and which expire in the years 2024 through 2042.
As of December 31, 2023 and 2022, the Company had accumulated taxable losses available to offset future years’ taxable income in Ireland of approximately $12,164 million and $10,691 million, respectively.
The Company provides for income taxes on the unremitted earnings of its direct foreign affiliates except for its direct U.S. subsidiaries. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated. As of December 31, 2023, the Company estimates that there will be no tax liability attributable to unremitted earnings of its U.S. subsidiaries. However, future distributions could be subject to U.S. withholding tax.
As of December 31, 2023 and 2022, unrecognized tax benefits (including interest and penalties) were $918 million and $881 million, of which $414 million and $384 million would affect the effective income tax rate, respectively. In 2023 and 2022, the remaining unrecognized tax benefits would not impact the effective tax rate as the tax positions are offset against existing tax attributes or are timing in nature. In 2023 and 2022, the Company recognized net increases to unrecognized tax benefits for current year tax positions of $6 million and $156 million, respectively. The Company recognized a net increase of $31 million during 2023 and a net reduction of $203 million during 2022 in the unrecognized tax benefits related to tax positions taken in the prior years.
The Company provides for interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2023 and 2022, accrued interest and penalties related to unrecognized tax benefits were approximately $51 million and $32 million, respectively. In 2023, the Company recognized a net increase of approximately $19 million and, in 2022, recognized a decrease of $9 million of interest and penalties, respectively.
The Company and one or more of its subsidiaries file federal income tax returns in Canada, the U.S., and other foreign jurisdictions, as well as various provinces and states in Canada and the U.S. The Company and its subsidiaries have open tax years, primarily from 2012 to 2023, with significant taxing jurisdictions, respectively, including Canada and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations and tax treaties, as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. Certain of these tax years are expected to remain open indefinitely.

Jurisdiction:	Open Years
United States - Federal	2015 - 2023
Canada	2012 - 2023
Germany	2014 - 2023
France	2013 - 2023
Ireland	2018 - 2023
Australia	2018 - 2023
Luxembourg	2017 - 2021
The Internal Revenue Service (the “IRS”) completed its examinations of the Company’s U.S. consolidated federal income tax returns for the years 2013 and 2014. There were no material adjustments to the Company’s taxable income as a result of these examinations. However, the 2014 tax year remains open to the extent of a 2017 capital loss carried back to that year. The Company’s annual tax filings for 2015 and 2016 and short period tax return for the period ended September 8, 2017, which was filed as a result of the Company’s internal restructuring efforts during 2017 is currently under IRS examination. As part of its examination, the Company received a notice of proposed adjustment from the IRS that would disallow the 2017 Capital Loss resulting from its internal restructuring. The Company has contested this proposed tax deficiency through the IRS administrative appeals process, and if necessary, will continue to contest any proposed tax deficiency through appropriate litigation. Accordingly, no income tax provision has been recorded as of December 31, 2023. If the Company were ultimately unsuccessful in defending its position, and all or a substantial portion of the 2017 capital loss deduction were disallowed, the Company estimates, in a worst-case scenario, that it could be liable for additional income taxes (excluding penalties and interest) of up to $2,100 million, which could have an adverse effect on the Company’s financial condition and results of operations.
In January 2023, as part of an alternative dispute resolution process with the IRS, the Company has reached a tentative settlement on the 2017 Capital Loss. This tentative settlement is subject to further review and approvals before it is finalized. The Company expects that the tentative settlement, if finalized without further modification, will affect the Company’s 2024 income tax provision, and while such settlement may be material to the Company’s results of operations or cash flows in the quarter in which it is recorded, will not be material to its results of operations or cash flows for the year ended December 31, 2024.
The Company is currently under examination by the Canada Revenue Agency (“CRA”) for five separate cycles: (a) years 2012 through 2013 (b) years 2014 through 2015, (c) years 2016 through 2017, (d) years 2018 through 2019 and (e) years 2020 through 2021. The Company received an assessment for certain transfer pricing matters in 2012 and 2013 for CAD 85 million and CAD 90 million, respectively. The Company disagrees with the adjustments and has filed a Notice of Objection for 2012 and 2013. The Company settled certain transfer pricing matters relating the 2015 and 2016 tax years resulting in a reduction to its NOLs of approximately CAD 21 million for 2015 and CAD 23 million for 2016. The adjustments for 2015 and 2016 will reduce NOLs currently offset by a full valuation allowance. In December 2023, the Company settled certain transfer pricing matters related to 2017 and 2018 tax years resulting in a reduction of NOLs of approximately CAD 26 million for 2017 and CAD 15 million for 2018.

The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2016. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company’s Consolidated Financial Statements. In

January 2023, the German tax authorities opened an audit of the Company’s subsidiaries in Germany for tax years 2017 through 2019.
On November 8, 2022, the Company’s affiliate in Netherlands received an assessment from the Luxembourg Tax Authorities as successor in interest to its affiliate in Luxembourg for tax years 2018 – 2019 for €271.7 million. The Company is vigorously defending its position and no reserves have been recorded.
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
The following table presents a reconciliation of the unrecognized tax benefits:

(in millions)	2023	2022	2021
Balance, beginning of year	$881	$927	$1,025
Additions based on tax positions related to the current year	6	156	79
Additions for tax positions of prior years	50	10	121
Reductions for tax positions of prior years	(15)	(127)	(129)
Lapse of statute of limitations	(4)	(85)	(169)
Balance, end of year	$918	$881	$927
The Company believes it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2023 could decrease by approximately $30 million in the next twelve months as a result of the resolution of certain tax and transfer pricing audits and other events.
18.LOSS PER SHARE
Basic and diluted loss per share attributable to Bausch Health Companies Inc. for 2023, 2022 and 2021 was calculated as follows:

(in millions, except per share amounts)	2023	2022	2021
Net loss attributable to Bausch Health Companies Inc.	$(592)	$(225)	$(948)
Basic and diluted weighted-average common shares outstanding	364.9	362.0	358.9
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(1.62)	$(0.62)	$(2.64)
In 2023, 2022 and 2021, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 2,719,000, 1,851,000 and 4,932,000 common shares for 2023, 2022 and 2021, respectively.
Additionally, in 2023, 2022 and 2021, stock options, time-based RSUs and performance-based RSUs to purchase approximately 14,461,000, 14,396,000 and 3,428,000 common shares of the Company, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During 2022 and 2021, an additional 156,000 performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met.

19.SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for 2023, 2022 and 2021 are as follows:

(in millions)	2023	2022	2021
Other payments
Interest paid	$1,533	$1,540	$1,419
Income taxes paid	$237	$266	$240
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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of December 31, 2023, the Company’s Consolidated Balance Sheets includes accrued current loss contingencies of $344 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Governmental and Regulatory Inquiries
Investigation by the U.S. Attorney’s Office for the Northern District of Iowa – re OrthoDerm
The Company received a Civil Investigative Demand in May 2021 from the Civil Division of the United States Department of Justice and the United States Attorney’s Office for the Northern District of Iowa, requesting documents and other information concerning the sales and marketing of Bryhali®, Duobrii®, Jublia® and Siliq®. The Company is cooperating with this investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
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
Discovery in the opt-out actions has concluded. Motions for summary judgment were filed on August 1, 2022. On May 22, 2023, the Special Master overseeing the opt-out litigation issued reports and recommendations on all pending summary judgment motions. The Special Master recommended denying Plaintiffs’ motions in their entirety, denying all motions filed by the Company and granting in part certain other defendants’ motions for summary judgment on subparts of their defenses. On June 26, 2023, the Parties filed motions to adopt and objections to the Special Master’s May 22, 2023 reports and recommendations. On January 2, 2024, the District Court issued decisions affirming in part and overruling in part the

Special Master’s recommendations and granting partial summary judgment in favor of defendants on additional subparts of their defenses. On January 16, 2024, Plaintiffs filed a motion requesting that the Court reconsider a portion of its January 2, 2024 decisions. No defendants have been fully dismissed from the opt-out actions as a result of the District Court’s decisions. Trial dates have not been set in any of the opt-out actions.
The Company disputes the claims against it in the remaining individual opt-out complaints and intends to defend itself vigorously.
U.S. Securities Litigation – Kelk Complaint
On July 26, 2023, a purported class action complaint captioned Kelk v. Bausch Health Companies Inc., et al. (No. 23-cv-03996), was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current or former officers. The action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs allege that defendants made various misrepresentations and omissions regarding the Company’s proposed spin-off of Bausch + Lomb, and allege that those purported misrepresentations and omissions concealed that the spin-off was executed as part of a strategy to subvert the pending opt-out lawsuits and leave plaintiffs in those actions without viable means to a potential recovery. An amended complaint was filed on January 19, 2024. The amended complaint also alleges that defendants made various misrepresentations and omissions regarding the strength of the Company’s patents protecting its product, Xifaxan®, from generic competitors. Pursuant to the operative scheduling order, defendants will move to dismiss the amended complaint by March 20, 2024.
The Company disputes the claims against it and intends to defend itself vigorously.
Derivative Lawsuit – Powers Complaint
On October 2, 2023, a derivative lawsuit captioned Powers v. Papa, et al. (Index No. 159699/2023) was filed in the Supreme Court of the State of New York, County of New York by an alleged stockholder of the Company. The action purports to assert derivative claims on behalf of the Company against the Company’s Board of Directors and certain of its current or former officers and directors. The action asserts claims for, inter alia, breach of fiduciary duty and waste of corporate assets and alleges that the defendants breached their fiduciary duties of loyalty and good faith by causing the Company to issue false and/or misleading statements regarding the Company’s proposed spin-off of Bausch + Lomb. On January 23, 2024, the Court entered a stipulation and order staying this action until the resolution of the forthcoming motion to dismiss in the Kelk action referenced above.
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
Other Securities and RICO Related Matters
Insurance Coverage Lawsuit
On December 7, 2017, the Company filed a lawsuit against its insurance companies that issued insurance policies covering claims made against the Company, its subsidiaries, and its directors and officers during two distinct policy periods, (i) 2013-14 and (ii) 2015-16. The lawsuit was brought in the United States District Court for the District of New Jersey (Valeant Pharmaceuticals International, Inc., et al. v. AIG Insurance Company of Canada, et al.; Case No. 3:18-CV-00493). In the lawsuit, the Company seeks coverage for: (i) the costs of defending and resolving claims brought by former shareholders and debtholders of Allergan, Inc. in In re Allergan, Inc. Proxy Violation Securities Litigation and Timber Hill LLC, individually and on behalf of all others similarly situated v. Pershing Square Capital Management, L.P., et al. (the “Allergan Securities Litigation”) (under the 2013-2014 coverage period) and (ii) costs incurred and to be incurred in connection with, inter alia, In re Valeant Pharmaceutical International, Inc. Securities Litigation, the Securities Class Action Settlement, the U.S. Securities Litigation – Opt-Out Litigation, and the Canadian Securities Litigation described in this section (collectively, “the Securities Matters”) (under the 2015-2016 coverage period).

On July 20, 2021, the Company entered into settlement agreements with the insurers in the 2015-2016 coverage period in which the Company agreed to resolve its claims for insurance coverage in connection with the Securities Matters, and with two insurers in the 2013-2014 coverage period to resolve its claims against those two insurers for insurance coverage in connection with the Allergan Securities Litigation. As of June 30, 2023, the Company has entered into settlement agreements with the remaining insurers in the 2013-2014 coverage period in which the Company agreed to resolve its remaining claims for insurance coverage in connection with the Allergan Securities Litigation. As a result of all of the settlement agreements entered into with the insurers through June 30, 2023, the Company has received an aggregate sum of $313 million for its claims in the 2013-2014 and 2015-2016 coverage periods. This matter has now concluded.
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
Generic Pricing Antitrust Litigation
The Company’s subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”) and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16- MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which have been brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, States, and various Counties, Cities, and Towns, have been consolidated into the MDL. There are also additional, separate complaints which have been consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. On January 31, 2024, the United States Judicial Panel on Multidistrict Litigation entered a Remand Order remanding to the District of Connecticut, among other cases, State of Connecticut, et al. v. Sandoz, Inc., et al., C.A. No. 2:20-03539 (D. CT, C.A. No. 3:20-00802), in which the Company is a defendant. There are cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed in these cases. The cases have been placed in deferred status. The Company disputes the claims against it and continues to defend itself vigorously.
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
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain intellectual property litigation proceedings in the United States and Canada, including as arising from claims filed against the Company or by the Company (or that the Company anticipates filing within the required time periods) related to certain products sold by or on behalf of the Company, which may be in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers, where such products include Xifaxan® 200 mg and 550 mg, Arazlo®, Duobrii®, Lotemax® SM, Lumify®, Trulance® and Vyzulta® in the United States.
Xifaxan® Paragraph IV Proceedings
On February 17, 2020, the Company and Alfasigma S.p.A. (“Alfasigma”) received a Notice of Paragraph IV Certification from Norwich Pharmaceuticals Inc. (“Norwich”), in which Norwich asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which an ANDA has been filed by Norwich. The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Norwich’s ANDA for rifaximin tablets, 550 mg. Xifaxan® is protected by 28 patents covering the composition of matter and the use of Xifaxan® listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. Trial in this matter was held in March 2022. The court issued a final judgment on August 10, 2022, (the “Norwich Legal Decision”), finding that the U.S. Patents protecting the use of Xifaxan® (rifaximin) 550 mg tablets for the reduction in risk of hepatic encephalopathy (“HE”) recurrence valid and infringed and the U.S. Patents protecting the composition, and use of Xifaxan® for treating IBS-D invalid. The Norwich Legal Decision prevents FDA approval of Norwich’s 550 mg ANDA until October 2029. The Company appealed the Norwich Legal Decision to the U.S. Court of Appeals for the Federal Circuit on August 16, 2022. Following the Company’s appeal, Norwich claimed to have removed the HE indication from its existing ANDA and then filed a motion in the District Court requesting modification of the Norwich Legal Decision to permit the FDA to approve their ANDA before October 2029. The Company opposed the motion. On May 17, 2023, the District Court denied Norwich’s motion and confirmed that the FDA remained enjoined from granting final approval to Norwich’s ANDA until October 2029. Norwich filed its appeal to the U.S. Court of Appeals for the Federal Circuit on May 19, 2023. The Company’s and Norwich’s appeals are now consolidated (the “Norwich Appeal”). The Norwich Appeal has been fully briefed and the Federal Circuit heard oral arguments on January 8, 2024. The Company awaits a decision from the Federal Circuit.
In a letter to Norwich on June 2, 2023, the FDA granted tentative approval to Norwich’s ANDA, but confirmed that it is enjoined from granting final approval until October 2029. On June 5, 2023, Norwich brought a lawsuit against the FDA in the U.S. District Court for the District of Columbia (the “DC District Court”), alleging that the FDA acted improperly by only granting tentative approval to Norwich’s ANDA rather than final approval (the “Norwich DC Lawsuit”). In June 2023, the Company intervened in the Norwich DC Lawsuit. A hearing was held on October 6, 2023. On November 1, 2023, the DC District Court granted the Company’s and FDA’s motions for summary judgment, thereby ending the lawsuit. In December 2023, Norwich appealed the DC District Court’s November 1st decision to the U.S. Court of Appeals for the District of Columbia Circuit. In December 2023, Norwich appealed the DC District Court’s November 1st decision to the U.S. Court of Appeals for the District of Columbia Circuit (the “DC Circuit”). On February 2, 2024, the DC Circuit decided to hold the appeal in abeyance pending a decision from the Federal Circuit in the Norwich Appeal.

In January 2023 and October 2023, the U.S. Patent Office issued U.S. Patent Nos. 11,564,912 (the “’912 Patent”) and 11,779,571 (the “’571 Patent”) directed to IBS-D, which were then listed in the FDA’s Orange Book for Xifaxan®. The Company received new Notices of Paragraph IV Certification from Norwich asserting that claims of the ‘912 and ‘571 Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use, or sale of Norwich’s generic rifaximin tablets, 550 mg, under the existing Norwich ANDA. Any suit brought against the existing Norwich ANDA under the ‘912 or ‘571 Patent is not believed to result in a new 30-month stay of approval.
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
Xifaxan® Litigation with Curia IP Holdings, LLC
Curia IP Holdings, LLC (“Curia”) filed a lawsuit against the Company on October 25, 2021, alleging that Xifaxan® 200 mg and 550 mg tablets infringe certain patents owned by Curia (U.S. Patent Nos. 9,186,355; 10,556,915; 10,745,415, and 10,961,257 (the “Curia Patents”)). Each of the Curia Patents was filed years after the Company’s launches of Xifaxan® 200 mg and 550 mg tablets. On August 17, 2022, the U.S. District Court for the District of New Jersey dismissed the complaint, without prejudice. Curia then filed an amended complaint on September 16, 2022, realleging infringement of its patents. On August 31, 2023, Curia filed a second lawsuit against the Company alleging that Xifaxan® 200 mg and 550 mg tablets infringe U.S. Patent No. 11,739,099 (the “’099 Patent”). The ‘099 Patent is related to the Curia Patents and was also filed years after the Company’s launches of Xifaxan 200 mg and 550 mg tablets. The first and second lawsuits filed by Curia are now consolidated (the “Curia Lawsuits”). On February 14, 2024, the court issued an order administratively terminating the case pending completion of mediation on or before April 14, 2024. The Company disputes Curia’s infringement claims against Xifaxan® 200 mg and 550 mg tablets and will continue to defend this matter.
PreserVision® AREDS Patent Litigation
PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate-to-advanced AMD. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. Bausch & Lomb Incorporated (“B&L Inc.”) has filed patent infringement proceedings against 19 named defendants in 16 proceedings claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. Thirteen of these proceedings were subsequently settled; two resulted in a default. As of the date of this filing, there is one ongoing action: Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. SBH Holdings LLC, C.A. No. 20-cv-01463-GBW-CJB (D. Del.). Bausch + Lomb remains confident in the strength of these patents and B&L Inc. will continue to vigorously pursue this matter and defend its intellectual property.
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

On May 15, 2023, the United States Patent & Trademark Office’s Patent Trial and Appeal Board issued a Final Written Decision, finding all claims of U.S. Patent No. 8,293,742 unpatentable. This decision has been appealed to the United States Court of Appeals for the Federal Circuit and the appeal is ongoing. Furthermore, two additional patents (US. Patent Nos. 11,596,600 and 11,833,245) have issued and been listed in the Orange Book as related to Lumify®. Lawsuits alleging infringement of these patents were filed against Slayback and its licensee, Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “DRL”). Subsequently, on December 15, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies filed a Motion for a Preliminary Injunction requesting the court to enjoin any infringing activities by DRL.
Additionally, on December 18, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies amended its complaint to add claims for copyright infringement, as well as claims under the Lanham Act, including trademark and trade dress infringement.
The lawsuit against DRL is ongoing in the District of New Jersey, with no trial date set. Bausch + Lomb remains confident in the strength of the Lumify® related patents and intends to vigorously defend its intellectual property.
In addition to the intellectual property matters described above, in connection with the Vyzulta® and Lotemax® SM products, the Company has commenced ongoing infringement proceedings against a potential generic competitor in the U.S.
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
On June 21, 2023, Padagis filed an IPR petition against U.S. Patent No. 11,311,482 (the “’482 Patent”), which is Orange Book-listed for Arazlo®. In a decision dated January 12, 2024, the PTAB denied institution of an IPR against the ‘482 Patent.
The Company remains confident in the strength of these patents and intends to vigorously defend its intellectual property.
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, the Company has been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-seven (27) of such product liability suits currently remain pending. In three (3) cases pending in the Atlantic County, New Jersey Multi-County Litigation, agreed stipulations of dismissal have been entered by the Court, thus dismissing the Company from those cases. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to the Company and its affiliates, and legal fees and costs will be paid by Johnson & Johnson. Twenty-six (26) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions were filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to the Company or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December 16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing the Company as a defendant; as a result, the British Columbia class action is concluded as to the Company.
In October 2021, Johnson & Johnson, through one or more subsidiaries, purported to complete a Texas divisional merger with respect to any talc liabilities at Johnson & Johnson Consumer, Inc. (“JJCI”). LTL Management, LLC (“LTL”), the resulting entity of the divisional merger, assumed JJCI’s talc liabilities and thereafter filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of North Carolina, which in November 2021 was transferred to the United States District Court for the District of New Jersey (the “Bankruptcy Court”). The first bankruptcy case was dismissed on April 4, 2023, after a decision by the Third Circuit Court of Appeals, and LTL re-filed a new chapter 11 case in the Bankruptcy Court on the same day. Several motions to dismiss were again filed, and on August 11, 2023, the Bankruptcy Court dismissed the second chapter 11 case. On August 24, 2023, LTL and certain supporting creditors and tort claimants filed notices of appeal of the dismissal order. On October 20, 2023, the Third Circuit accepted the appeal, which remains pending. During the pendency of LTL’s bankruptcy cases, the Bankruptcy Court extended a preliminary injunction that had stayed substantially all cases subject to the indemnification agreement related to Johnson & Johnson’s talc liability, which injunction was terminated in connection with the bankruptcy case dismissal.
After the dismissal of the Chapter 11 case, the Company’s and Bausch + Lomb’s position vis a vis Johnson & Johnson returned to the status quo prior to the filing. The litigation against the Company, Bausch + Lomb and other defendants is no longer stayed, and LTL and Johnson & Johnson continues to have indemnification obligations running to the Company and its affiliates, including Bausch + Lomb, for Shower to Shower® related product liability litigation.
Notwithstanding the divisional merger and LTL’s bankruptcy cases, the Company and its affiliates continue to have indemnification claims and rights against Johnson & Johnson and LTL pursuant to the terms of the indemnification agreement entered into between JJCI and its affiliates and the Company and its affiliates, which indemnification agreement remains in effect. As a result, it is the Company’s current expectation that it will not incur any material impairments with respect to its indemnification claims as a result of the divisional merger or the bankruptcy.
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
California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. Bausch Health US filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief; Appellees’ response briefs were filed on October 8, 2021. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the Bankruptcy Court in the LTL bankruptcy proceeding. This stay included Appellants’ reply brief deadline, which was previously due to be filed on or before December 2, 2021. On March 9, 2022, the Ninth Circuit issued an order extending the stay through July 29, 2022. On July 29, 2022, Johnson & Johnson filed a status report in the Gutierrez appeal, outlining the developments since the last status report and the imposition of the stay. Johnson & Johnson noted that following a July 26, 2022, hearing, the Bankruptcy Court left the preliminary injunction in place, and asked the Ninth Circuit to continue to stay this action while the bankruptcy preliminary injunction remained in place. On January 20, 2023, the Ninth Circuit extended the stay until February 17, 2023. On February 17, 2023, Johnson & Johnson requested the court afford it sixty (60) days – until April 18, 2023, or seven (7) days following any lifting of the LTL Bankruptcy Court’s preliminary injunction – whichever comes earliest – to provide an additional status report about the bankruptcy proceeding and the Third Circuit dismissal for which LTL has requested a rehearing. On April 7, 2023, Johnson & Johnson Consumer Inc. filed a status report regarding the bankruptcy proceeding advising the Court of the dismissal of the prior bankruptcy proceeding and the filing of the second bankruptcy proceeding, as well as the preliminary injunction and stay order, and requesting the stay of the appeal remain in place until May 10, 2023, which was granted. Following the entry of a preliminary injunction applicable to this case, which was extended until August 26, 2023, the Ninth Circuit extended the stay to June 15, 2023. On June 22, 2023, Johnson & Johnson/ LTL filed a status report requesting the stay be extended to August 26, 2023, consistent with the extension of the preliminary injunction by the bankruptcy court. On August 15, 2023, Johnson & Johnson filed a supplemental status report notifying the Ninth Circuit that the second bankruptcy proceeding was dismissed on August 11, 2023, so the stay could be lifted and briefing could proceed to conclusion and setting of oral argument. On September 13, 2023, the Ninth Circuit lifted the stay. On January 28, 2024, the Ninth Circuit issued a notice of oral argument setting the argument for Monday, April 8, 2024.
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

On July 14, 2022, LTL filed an adversary proceeding in the Bankruptcy Court (Case No. 21-30589, Adv. Pro. No. 22-01231) against the State of New Mexico ex rel. Hector H. Balderas, Attorney General, and obtained an injunction from the Bankruptcy Court barring the New Mexico Attorney General from continuing to prosecute the action while the bankruptcy case was pending. Because the Bankruptcy Court has ultimately dismissed both LTL’s first and second bankruptcy cases, this suit has returned to its status quo prior to LTL’s filing.
The Company and Bausch Health US dispute the claims against them, and this lawsuit will be defended vigorously.
California Consumer Protection Action
On October 31, 2023, Plaintiff County of Los Angeles filed an action on behalf of the state of California against the Company and Johnson & Johnson, seeking injunctive relief, restitution and damages in California state court (People of the State of California, by and through County of Los Angeles v. Johnson & Johnson, et al., Case No. 23STCV27015). The lawsuit asserts claims for purported violations of the California False Advertising Law, Unfair Competition Law, and public nuisance claims, against multiple manufacturers of talcum powder products, including Shower to Shower®, that the plaintiffs allege caused or contributed to development of ovarian cancer and mesothelioma in residents of California. The lawsuit seeks injunctive relief, restitution, statutory penalties and damages. The Company and its affiliates dispute the claims against them, and this lawsuit will be defended vigorously.
Litigation with Former Salix CEO
On January 28, 2019, former Salix Pharmaceuticals, Ltd. (“Salix Ltd.”) CEO and director Carolyn Logan filed a lawsuit in the Delaware Court of Chancery, asserting claims for breach of contract and declaratory relief. On November 19, 2021, Logan amended her complaint to add a claim for breach of the implied covenant of good faith and fair dealing. The lawsuit arose out of the contractual termination of approximately $30 million in unvested equity awards following the determination by the Salix Ltd. Board of Directors that Logan intentionally engaged in wrongdoing that resulted, or would reasonably be expected to result, in material harm to Salix Ltd., or to the business or reputation of Salix Ltd. Logan sought the restoration of the unvested equity awards and a declaration regarding certain rights related to indemnification. On September 8, 2023, Salix Ltd. and Bausch Health Americas reached an agreement in principle and, thereafter, executed, a final settlement agreement effective December 11, 2023, to resolve the matter, which includes no admission of wrongdoing or liability as to the claims asserted. On December 14, 2023, the parties filed a stipulation dismissing the case, with prejudice.
Rifaximin Breach of Contract Litigation
On September 8, 2022, Lupin filed a lawsuit in the U.S. District Court for the Southern District of New York against Salix Pharmaceuticals, Inc., and the Company, asserting breach of contract claims relating to a 2009 manufacturing and supply agreement between Lupin and Salix Pharmaceuticals, Inc. concerning rifaximin. On November 18, 2022, Lupin filed an Amended Complaint, which added Bausch Health US as a defendant. On March 28, 2023, the Company was dismissed without prejudice. On October 10, 2023, Salix Pharmaceuticals, Inc. asserted counterclaims against Lupin for breach of contract. No trial date has been set. Salix Pharmaceuticals, Inc. and Bausch Health US dispute Lupin’s claims, and intend to defend this matter vigorously.
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
In May 2020, the District Court granted defendants’ motion to dismiss, holding that Plaintiff-relator’s qui tam action was precluded by the False Claims Act’s public disclosure bar. Plaintiff-relator appealed to the U.S. Court of Appeals for the Ninth Circuit. In August 2023, the Court of Appeals reversed the District Court’s order and remanded to the District Court for further proceedings. In September 2023, the Company filed a petition for rehearing or rehearing en banc with the Court of Appeals. On January 5, 2024, the Court of Appeals panel denied the petition and issued an amended opinion, still reversing the District Court’s order and remanding the case to the District Court for further proceedings. On January 26, 2024, the Court of Appeals granted the Company’s motion to stay issuance of the mandate in this case for 90 days. The Company disputes the claims against it and intends to defend itself vigorously.
21.COMMITMENTS AND CONTINGENCIES
The Company has commitments related to capital expenditures of approximately $110 million as of December 31, 2023.
Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. As of December 31, 2023, the Company believes it is reasonably possible that it may potentially make milestone and license fee payments, including sales-based milestone payments, of approximately $180 million over time, in the aggregate, to third parties for products currently under development or being marketed, primarily consisting of the following:
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
•Under the terms of a December 2019 agreement with Novaliq GmbH, Bausch + Lomb has acquired an exclusive license for the commercialization and development in the U.S. and Canada of MIEBO® (perfluorohexyloctane), formerly known as NOV03, for the treatment of the signs and symptoms of dry eye disease and may be required to make sales-based milestone payments. The Company believes it is reasonably possible that these payments over time may approximate $38 million, in the aggregate.
Due to the nature of these arrangements, the future potential payments related to the attainment of the specified milestones over a period of several years are inherently uncertain. As of December 31, 2023, no accruals related to the aforementioned agreements exist because the milestone targets are not yet probable of being achieved.
Indemnification Provisions
In the normal course of business, the Company enters into agreements that include indemnification provisions for product liability and other matters. These provisions are generally subject to maximum amounts, specified claim periods and other conditions and limits. In addition, the Company is obligated to indemnify its officers and directors in respect of any legal claims or actions initiated against them in their capacity as officers and directors of the Company in accordance with applicable law. Pursuant to such indemnities, the Company is indemnifying certain former officers and directors in respect of certain litigation and regulatory matters. As of December 31, 2023 and 2022, no material amounts were accrued for the Company’s obligations under these indemnification provisions.

22.SEGMENT INFORMATION
Reportable Segments
The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represented approximately 80% of Salix segment revenues.
•The International segment consists of sales, with the exception of sales of Bausch + Lomb products and Solta Medical aesthetic medical devices, outside the U.S and Puerto Rico of branded pharmaceutical products, branded generic pharmaceutical products and OTC products.
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

Segment Revenues and Profit
Segment revenues and profits for the years 2023, 2022 and 2021 were as follows:

(in millions)	2023	2022	2021
Revenues:
Salix	$2,250	$2,090	$2,074
International	1,071	988	1,166
Solta Medical	347	300	308
Diversified	943	978	1,121
Bausch + Lomb	4,146	3,768	3,765
Total revenues	$8,757	$8,124	$8,434
Segment profit:
Salix	$1,548	$1,489	$1,493
International	335	324	403
Solta Medical	161	135	167
Diversified	586	612	722
Bausch + Lomb	980	874	958
Total	3,610	3,434	3,743
Corporate	(933)	(828)	(792)
Amortization of intangible assets	(1,077)	(1,215)	(1,375)
Goodwill impairments	(493)	(824)	(469)
Asset impairments, including loss on assets held for sale	(54)	(15)	(234)
Restructuring, integration, separation and IPO costs	(62)	(63)	(50)
Other expense, net	(28)	(35)	(373)
Operating income	963	454	450
Interest income	26	14	7
Interest expense	(1,328)	(1,464)	(1,426)
Gain (loss) on extinguishment of debt	1	875	(62)
Foreign exchange and other	(52)	(8)	7
Loss before income taxes	$(390)	$(129)	$(1,024)
Certain reclassifications have been made to segment revenue and profit in order for the prior years to conform to current year presentation. These reclassifications are not material.
Capital Expenditures
Capital expenditures by segment for the years 2023, 2022 and 2021 were as follows:

(in millions)	2023	2022	2021
Capital expenditures:
Salix	$7	$3	$2
International	20	21	22
Solta Medical	—	3	2
Diversified	3	1	—
Bausch + Lomb	181	178	201
	211	206	227
Corporate	4	14	42
Total capital expenditures	$215	$220	$269

Revenues by Segment and by Product Category
Revenues for the Company’s top ten products for the years 2023, 2022 and 2021 represented 48%, 49% and 43% of total product sales, respectively. Revenues by segment and product category were as follows:

	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
(in millions)	For the year ended December 31, 2023
Pharmaceuticals	$2,251	$250	$—	$790	$618	$3,909
Devices	—	—	347	—	1,650	1,997
OTC	—	179	—	7	1,611	1,797
Branded and Other Generics	—	588	—	120	252	960
Other revenues	(1)	54	—	26	15	94
	$2,250	$1,071	$347	$943	$4,146	$8,757

	For the year ended December 31, 2022
Pharmaceuticals	$2,090	$258	$—	$826	$468	$3,642
Devices	—	—	300	—	1,572	1,872
OTC	—	151	—	7	1,461	1,619
Branded and Other Generics	—	527	—	120	245	892
Other revenues	—	52	—	25	22	99
	$2,090	$988	$300	$978	$3,768	$8,124

	For the year ended December 31, 2021
Pharmaceuticals	$2,066	$260	$—	$924	$493	$3,743
Devices	—	—	308	—	1,595	1,903
OTC	—	136	—	7	1,395	1,538
Branded and Other Generics	—	723	—	167	254	1,144
Other revenues	8	47	—	23	28	106
	$2,074	$1,166	$308	$1,121	$3,765	$8,434

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer for the years 2023, 2022 and 2021 and were as follows:

(in millions)	2023	2022	2021
U.S. and Puerto Rico	$5,194	$4,836	$4,887
China	441	413	490
Canada	366	351	343
Mexico	322	276	256
Poland	319	278	280
France	214	203	208
Japan	194	200	230
Germany	152	147	154
Russia	148	181	160
United Kingdom	125	115	116
South Korea	93	77	76
Spain	92	84	88
Italy	86	76	80
Other	1,011	887	1,066
	$8,757	$8,124	$8,434
Certain reclassifications have been made and are reflected in the table above.
Long-lived assets consisting of property, plant and equipment, net of accumulated depreciation, are attributed to geographic regions based on their physical location as of December 31, 2023 and 2022 and were as follows:

(in millions)	2023	2022
U.S. and Puerto Rico	$750	$725
Ireland	400	363
Canada	135	126
Germany	98	89
Poland	70	65
France	52	44
Mexico	51	46
China	23	26
Serbia	23	23
Italy	23	20
Other	82	73
	$1,707	$1,600
Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	2023	2022	2021
Cencora Inc.	19%	18%	18%
McKesson Corporation	15%	15%	16%
Cardinal Health, Inc.	13%	13%	12%

23.SUBSEQUENT EVENT
In January 2024, the Company repurchased and retired a portion of the December 2025 Unsecured Notes and the April 2026 Unsecured Notes with an aggregate par value of $250 million in the open market, for an aggregate cost of $238 million.