Form 10-Q
period 2024-03-31
Bausch Health Companies Inc.
filed 2024-05-02
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 366,796,721 shares outstanding as of April 26, 2024.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to Euros and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of March 31, 2024.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and may be forward-looking information within the meaning of applicable Canadian securities laws (collectively, “forward-looking statements”), as described in more detail under the heading “Forward-Looking Statements” in Item 2 of Part I of this Form 10-Q. Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found (i) in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024, under Item 1A. “Risk Factors”; (ii) under Item 1A. “Risk Factors” of Part II of this Form 10-Q; and (iii) in the Company’s other filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”). When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider such factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the list of important factors, as described in more detail under the heading “Forward-Looking Statements” in Item 2 of Part I of this Form 10-Q, that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$733	$947
Restricted cash	22	15
Trade receivables, net	2,048	1,998
Inventories, net	1,636	1,544
Prepaid expenses and other current assets	957	1,092
Total current assets	5,396	5,596
Property, plant and equipment, net	1,713	1,707
Intangible assets, net	6,183	6,456
Goodwill	11,160	11,183
Deferred tax assets, net	2,149	2,101
Other non-current assets	312	307
Total assets	$26,913	$27,350
Liabilities
Current liabilities:
Accounts payable	$642	$719
Accrued and other current liabilities	3,225	3,133
Current portion of long-term debt	538	450
Total current liabilities	4,405	4,302
Acquisition-related contingent consideration	225	253
Non-current portion of long-term debt	21,536	21,938
Deferred tax liabilities, net	170	163
Other non-current liabilities	751	776
Total liabilities	27,087	27,432
Commitments and contingencies (Note 17)
Deficit
Common shares, no par value, unlimited shares authorized, 366,674,264 and 365,238,917 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	10,480	10,423
Additional paid-in capital	164	214
Accumulated deficit	(9,842)	(9,778)
Accumulated other comprehensive loss	(1,917)	(1,881)
Total Bausch Health Companies Inc. shareholders’ deficit	(1,115)	(1,022)
Noncontrolling interest	941	940
Total deficit	(174)	(82)
Total liabilities and deficit	$26,913	$27,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Product sales	$2,129	$1,922
Other revenues	24	22
	2,153	1,944
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	628	572
Cost of other revenues	12	10
Selling, general and administrative	794	725
Research and development	151	143
Amortization of intangible assets	274	273
Asset impairments	1	13
Restructuring, integration and separation costs	12	10
Other expense, net	—	23
	1,872	1,769
Operating income	281	175
Interest income	9	6
Interest expense	(355)	(307)
Gain on extinguishment of debt	11	—
Foreign exchange and other	(15)	(10)
Loss before income taxes	(69)	(136)
Provision for income taxes	(8)	(73)
Net loss	(77)	(209)
Net loss attributable to noncontrolling interest	13	8
Net loss attributable to Bausch Health Companies Inc.	$(64)	$(201)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.17)	$(0.55)

Basic and diluted weighted-average common shares	366.8	363.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(77)	$(209)
Other comprehensive (loss) income
Foreign currency translation adjustment	(34)	65
Other comprehensive (loss) income	(34)	65
Comprehensive loss	(111)	(144)
Comprehensive loss attributable to noncontrolling interest	11	10
Comprehensive loss attributable to Bausch Health Companies Inc.	$(100)	$(134)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders’ (Deficit) Equity
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ Deficit	Non- controlling Interest	Total (Deficit) Equity
	Shares	Amount

	Three Months Ended March 31, 2024
Balances, January 1, 2024	365.2	$10,423	$214	$(9,778)	$(1,881)	$(1,022)	$940	$(82)
Common shares issued under share-based compensation plans	1.5	57	(57)	—	—	—	—	—
Share-based compensation	—	—	33	—	—	33	—	33
Employee withholding taxes related to share-based awards	—	—	(14)	—	—	(14)	—	(14)
Vesting of B+L equity compensation	—	—	(12)	—	—	(12)	12	—
Net loss	—	—	—	(64)	—	(64)	(13)	(77)
Other comprehensive (loss) income	—	—	—	—	(36)	(36)	2	(34)
Balances, March 31, 2024	366.7	$10,480	$164	$(9,842)	$(1,917)	$(1,115)	$941	$(174)

	Three Months Ended March 31, 2023
Balances, January 1, 2023	361.9	$10,391	$159	$(9,186)	$(2,056)	$(692)	$952	$260
Common shares issued under share-based compensation plans	1.7	14	(14)	—	—	—	—	—
Share-based compensation	—	—	41	—	—	41	—	41
Employee withholding taxes related to share-based awards	—	—	(12)	—	—	(12)	—	(12)
Vesting of B+L equity compensation	—	—	(3)	—	—	(3)	3	—
Net loss	—	—	—	(201)	—	(201)	(8)	(209)
Other comprehensive income (loss)	—	—	—	—	67	67	(2)	65
Balances, March 31, 2023	363.6	$10,405	$171	$(9,387)	$(1,989)	$(800)	$945	$145

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(77)	$(209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	320	319
Amortization and write-off of debt premiums, discounts and issuance costs	14	11
Asset impairments	1	13
Acquisition-related contingent consideration	(2)	31
Allowances for losses on trade receivable and inventories	15	10
Deferred income taxes	(57)	—
Net gain on sale of assets	(4)	—
Adjustments to accrued legal settlements	6	1
Payments of accrued legal settlements	(3)	(1)
Share-based compensation	33	41
Gain excluded from hedge effectiveness	(3)	(3)
Gain on extinguishment of debt	(11)	—
Third party fees paid in connection with the Exchange Offer	—	(2)
Payments of contingent consideration adjustments, including accretion	(2)	(1)
Amortization of interim contract and inventory step-up resulting from acquisitions	20	—
Foreign exchange and other	(4)	5
Changes in operating assets and liabilities:
Trade receivables	(63)	108
Inventories	(144)	(128)
Prepaid expenses and other current assets	121	(33)
Accounts payable, accrued and other liabilities	51	(8)
Net cash provided by operating activities	211	154
Cash Flows From Investing Activities
Acquisitions and other investments	—	(31)
Purchases of property, plant and equipment	(82)	(47)
Acquisition of intangible assets and other assets	(1)	(4)
Purchases of marketable securities	(3)	(13)
Proceeds from sale of marketable securities	6	11
Proceeds from sale of assets and businesses, net of costs to sell	1	—
Interest settlements from cross-currency swaps	6	6
Net cash used in investing activities	(73)	(78)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	75	155
Repayments of long-term debt	(390)	(279)
Payments of employee withholding taxes related to share-based awards	(14)	(12)
Payments of acquisition-related contingent consideration	(7)	(7)
Payments of financing costs	(4)	—
Other	—	1
Net cash used in financing activities	(340)	(142)
Effect of exchange rate changes on cash, cash equivalents and other	(5)	6
Net decrease in cash, cash equivalents, restricted cash and other settlement deposits	(207)	(60)
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	962	591
Cash, cash equivalents and restricted cash, end of period	$755	$531
Cash and cash equivalents	$733	$518
Restricted cash	22	13
Cash, cash equivalents and restricted cash, end of period	$755	$531
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
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these notes to the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”) on February 22, 2024. The unaudited Condensed Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited Consolidated Financial Statements for the year ended December 31, 2023. The unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, the Company announced its plan to separate its eye health business, consisting of its Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). In May 2022, a wholly owned subsidiary of Bausch Health sold common shares of B+L pursuant to an initial public offering of Bausch + Lomb (the “B+L IPO”). Following the B+L IPO, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of B+L’s outstanding common shares as of March 31, 2024.
The completion of the full B+L Separation, which includes the transfer of all or a portion of the Company’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals. The Company continues to evaluate all relevant factors and considerations related to completing the B+L Separation, including the effect of the Norwich Appeal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS”) on the B+L Separation.
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
New Accounting Standards
There were no new accounting standards adopted during the three months ended March 31, 2024.

Recently Issued Accounting Standards, Not Adopted as of March 31, 2024
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosures of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The enhanced income tax related disclosures required by ASU 2023-09 are effective for the Company beginning with its 2025 annual report. Early adoption is permitted. The Company is evaluating the impact of adoption of this guidance on its disclosures.
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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2024	$191	$380	$1,108	$216	$44	$1,939
Current period provisions	155	42	902	523	72	1,694
Payments and credits	(175)	(45)	(806)	(541)	(22)	(1,589)
Reserve balances, March 31, 2024	$171	$377	$1,204	$198	$94	$2,044
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $37 million and $39 million as of March 31, 2024 and January 1, 2024, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. There were no price appreciation credits during the three months ended March 31, 2024.

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
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collateral (if any), and any relevant current and reasonably supportable future economic factors. Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the three months ended March 31, 2024 and 2023 is as follows.

(in millions)	2024	2023
Balance, beginning of period	$34	$33
Provision for expected credit losses	—	1
Write-offs charged against the allowance	—	(1)
Recoveries of amounts previously written off	—	3
Foreign exchange and other	—	(4)
Balance, end of period	$34	$32

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
On September 29, 2023, under the terms of the Acquisition Agreement, Bausch + Lomb, through its affiliate, consummated the XIIDRA Acquisition for: (i) an upfront cash payment of $1,750 million, (ii) the assumption of certain pre-existing milestone payments and (iii) potential future milestone obligations. As of the acquisition date, Bausch + Lomb recognized contingent consideration liabilities of $34 million, in the aggregate, related to assumed pre-existing milestones and potential future milestones. The Company reassesses its acquisition-related contingent consideration liabilities each quarter for changes in fair value. See Note 6, “FAIR VALUE MEASUREMENTS” for additional information regarding the fair value assessment of the acquisition-related contingent consideration liabilities. The XIIDRA Acquisition complements Bausch + Lomb’s existing dry eye franchise that includes eye and contact lens drops from Bausch + Lomb’s consumer brand franchises and novel treatments within its pharmaceutical business such as MIEBO® (perfluorohexyloctane ophthalmic solution). The XIIDRA Acquisition has been accounted for as a business combination under the acquisition method of accounting. The assets acquired and liabilities assumed are included within Bausch + Lomb’s Pharmaceuticals business.
As of the acquisition date, Bausch + Lomb allocated the aggregate purchase consideration of $1,753 million based on estimated fair values, which included recording $1,600 million of identifiable intangible assets, $130 million of other net assets, and $23 million of goodwill. See Note 4, “LICENSING AGREEMENTS AND ACQUISITIONS” in the Annual Report for additional information regarding the XIIDRA Acquisition, including further details regarding the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed as part of the XIIDRA Acquisition has not been finalized as of March 31, 2024. The areas that could be subject to change primarily related to income tax matters. Bausch + Lomb will finalize these amounts no later than one year from the acquisition date.
Acquisition of Blink® Product Line
On July 6, 2023, Bausch + Lomb announced that it had consummated a transaction with Johnson & Johnson Vision, pursuant to which Bausch + Lomb, through an affiliate, acquired the Blink® product line of eye and contact lens drops, which consists of Blink® Tears Lubricating Eye Drops, Blink® Tears Preservative Free Lubricating Eye Drops, Blink GelTears® Lubricating Eye Drops, Blink® Triple Care Lubricating Eye Drops, Blink Contacts® Lubricating Eye Drops and Blink-N-Clean® Lens Drops. This acquisition was made by Bausch + Lomb to continue to grow its global over-the-counter business. Under the terms of the purchase agreement, Bausch + Lomb, through an affiliate, acquired the Blink® product line of eye and contact lens drops for an upfront cash payment of $107 million, which was paid on the closing of the transaction. Bausch + Lomb accounted for the transaction as an asset acquisition. The acquired assets are included within Bausch + Lomb’s Vision Care business. See Note 4, “LICENSING AGREEMENTS AND ACQUISITIONS” in the Annual Report for additional information regarding the acquisition of the Blink® product line.
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
The Company incurred $12 million and $9 million of restructuring and integration costs during the three months ended March 31, 2024 and 2023, respectively.
Separation Costs and Separation-related Costs
The Company has incurred, and will incur costs associated with activities relating to the B+L Separation. These B+L Separation activities include separating the Bausch + Lomb business from the remainder of the Company. Separation costs are incremental costs directly related to the B+L Separation and include, but are not limited to legal, audit and advisory fees. Separation costs included in Restructuring, integration and separation costs for the three months ended March 31, 2024 and 2023 are not material.
The Company has incurred, and expects to continue to incur, incremental costs with respect to the B+L Separation. These separation-related costs include, but are not limited to rebranding costs and costs associated with facility relocation and/or modification. Included in Selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 are separation-related costs of $5 million and $6 million, respectively.
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

	March 31, 2024				December 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$293	$287	$6	$—	$425	$417	$8	$—
Restricted cash	$22	$22	$—	$—	$15	$15	$—	$—
Foreign currency exchange contracts	$2	$—	$2	$—	$3	$—	$3	$—
Liabilities:
Acquisition-related contingent consideration	$281	$—	$—	$281	$292	$—	$—	$292
Cross-currency swaps	$68	$—	$68	$—	$84	$—	$84	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$6	$—	$6	$—

Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of March 31, 2024 includes $325 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
There were no transfers into or out of Level 3 assets or liabilities during the three months ended March 31, 2024.
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
The assets and liabilities associated with Bausch + Lomb’s cross-currency swaps as included in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 are as follows:

(in millions)	March 31, 2024	December 31, 2023
Other non-current liabilities	$(70)	$(90)
Prepaid expenses and other current assets	$2	$6
Net fair value	$(68)	$(84)
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in millions)	2024	2023
Gain (loss) recognized in Other comprehensive loss	$20	$(6)
Gain excluded from assessment of hedge effectiveness	$3	$3
Location of gain of excluded component	Interest Expense
No portion of the cross-currency swaps were ineffective for the three months ended March 31, 2024. During each of the three months ended March 31, 2024 and 2023, the Company received $6 million in interest settlements, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company’s foreign currency exchange contracts are remeasured at each reporting date to reflect changes in their fair values determined using forward rates, which are observable market inputs, multiplied by the notional amount. The Company’s foreign currency exchange contracts are economically hedging the foreign exchange exposure on certain of the Company’s intercompany balances. As of March 31, 2024, the Company’s outstanding foreign currency exchange contracts had an aggregate notional amount of $594 million.

The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 are as follows:

(in millions)	March 31, 2024	December 31, 2023
Accrued and other current liabilities	$(1)	$(6)
Prepaid expenses and other current assets	$2	$3
Net fair value	$1	$(3)
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in millions)	2024	2023
Gain related to changes in fair value	$4	$1
Gain (loss) related to settlements	$1	$(5)
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At March 31, 2024, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 28%, and a weighted average risk-adjusted discount rate of 7%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at March 31, 2024.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023:

	March 31,
(in millions)	2024		2023
Balance, beginning of period		$292		$241
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$5		$4
Fair value adjustments due to changes in estimates of other future payments	(7)		27
Acquisition-related contingent consideration		(2)		31
Additions		—		5
Payments/Settlements		(9)		(8)
Balance, end of period		281		269
Current portion		56		50
Non-current portion		$225		$219
Fair Value of Long-term Debt
The fair value of long-term debt as of March 31, 2024 and December 31, 2023 was $15,706 million and $16,270 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.INVENTORIES
Inventories, net consist of:

(in millions)	March 31, 2024	December 31, 2023
Raw materials	$548	$509
Work in process	101	124
Finished goods	987	911
	$1,636	$1,544
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	March 31, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$22,570	$(18,480)	$4,090	$22,579	$(18,243)	$4,336
Corporate brands	986	(653)	333	985	(633)	352
Product rights/patents	3,319	(3,274)	45	3,323	(3,270)	53
Partner relationships	160	(160)	—	161	(161)	—
Technology and other	213	(201)	12	214	(202)	12
Total finite-lived intangible assets	27,248	(22,768)	4,480	27,262	(22,509)	4,753
Acquired IPR&D	5	—	5	5	—	5
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$28,951	$(22,768)	$6,183	$28,965	$(22,509)	$6,456
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
Asset impairments for the three months ended March 31, 2023, were $13 million and primarily related to: (i) $8 million in aggregate, attributable to certain trade names no longer in use and (ii) $5 million related to the discontinuance of a certain product line.
Xifaxan® intangible assets included in the unaudited Condensed Consolidated Balance Sheets had a carrying value of $2,020 million and an estimated remaining useful life of 45 months as of March 31, 2024. On August 10, 2022, the U.S. District Court for the District of Delaware held that the U.S. Patents protecting the use of Xifaxan® for the reduction in risk of hepatic encephalopathy (“HE”) recurrence were valid and infringed and certain U.S. Patents protecting the composition and use of Xifaxan® for treating inflammatory bowel syndrome with diarrhea (“IBS-D”) were invalid (the “Norwich Legal Decision”). The Norwich Legal Decision prohibited the U.S. Food and Drug Administration (“FDA”) from approving Norwich’s Abbreviated New Drug Application (“ANDA”) until October 2029. On April 11, 2024, the U.S. Court of Appeals for the Federal Circuit issued an opinion affirming the Norwich Legal Decision and the District Court’s denial of Norwich’s motion requesting modification of the Norwich Legal Decision (the “Norwich Appeal Decision”). Under the Norwich Appeal Decision, the FDA remains enjoined from approving Norwich’s ANDA until October 2029. See “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS” for details of this litigation matter and the Company’s response.

The Xifaxan® intangible assets were last assessed for potential impairment during the third quarter of 2022. This assessment resulted in no impairment of the carrying value of the Xifaxan® finite-lived intangible assets as of September 30, 2022. As part of that assessment, the Company also determined that no change to the remaining useful lives of its Xifaxan® finite-lived intangible assets was required. During the period September 30, 2022 through March 31, 2024 there were no material changes to the facts and circumstances of the Norwich Legal Decision or to actual or expected business performance for Xifaxan®. Based on these factors, no impairment to the carrying value of the Xifaxan® finite-lived intangible assets was identified as of March 31, 2024.
Although the FDA remains enjoined from approving Norwich’s ANDA until October 2029, it is possible that the Norwich Appeal Decision and other potential future developments: (i) may adversely impact the estimated future cash flows associated with these products, which could result in an impairment of the value of these intangible assets in one or more future periods and (ii) may result in shortened useful lives of the Xifaxan® intangible assets, which would increase amortization expense in future periods. Any such impairment or shortening of the useful lives of Xifaxan® could be material to the results of operations of the Company in the period or periods in which they were to occur.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2024 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter	Total
Amortization	$801	$994	$870	$831	$234	$216	$534	$4,480
Goodwill
The changes in the carrying amounts of goodwill during the three months ended March 31, 2024 and the year ended December 31, 2023 were as follows:

(in millions)	Bausch + Lomb	Salix	International	Solta Medical	Diversified	Total
Balance, January 1, 2023	$5,246	$3,159	$789	$115	$2,238	$11,547
Additions	31	—	—	—	—	31
Impairment	—	—	—	—	(493)	(493)
Foreign exchange and other	37	—	73	—	(12)	98
Balance, December 31, 2023	5,314	3,159	862	115	1,733	11,183
Foreign exchange and other	(28)	—	(4)	—	9	(23)
Balance, March 31, 2024	$5,286	$3,159	$858	$115	$1,742	$11,160
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
The quantitative fair value test utilized the Company’s most recent cash flow projections for the Dermatology reporting unit as revised in the third quarter of 2023 which reflected current market conditions and current trends in business performance. The quantitative fair value test utilized a long-term growth rate of 0.0% and a discount rate of 10.75%. Based on the quantitative fair value test, the carrying value of the Dermatology reporting unit exceeded its fair value at September 30, 2023, and the Company recognized a goodwill impairment of $151 million for the three months ended September 30, 2023. As of September 30, 2023 and March 31, 2024, the Dermatology reporting unit had remaining goodwill of $329 million.
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
The quantitative fair value test for the Neurology reporting unit utilized the most recent cash flow projections for the Neurology reporting unit as revised in the third quarter of 2023 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of -2.5% and a discount rate of 10.50%. Based on the quantitative fair value test, the carrying value of the Neurology reporting unit exceeded its fair value at September 30, 2023, and the Company recognized a goodwill impairment of $251 million for the three months ended September 30, 2023. As of September 30, 2023 and March 31, 2024, the Neurology reporting unit had remaining goodwill of $1,192 million and $1,186 million, respectively.
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
The quantitative fair value test for the Generics reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2023 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 1.0% and a discount rate of 10.25% in the estimation of the reporting unit’s fair value. Based on the quantitative fair value test, the carrying value of the Generics reporting unit exceeded its fair value as of October 1, 2023, and the Company recognized a goodwill impairment of $91 million. As of December 31, 2023 and March 31, 2024, the Generics reporting unit had remaining goodwill of $227 million.
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
March 31, 2024 Interim Assessment
During the three months ended March 31, 2024, the Company continued to monitor the market conditions and trends in business performance for all its reporting units, particularly as they pertain to the Dermatology, Neurology and Generics reporting units, and determined that, no events occurred, or circumstances changed that would indicate that the fair value of any reporting unit might be below its carrying value. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and any such charges could be material.
Accumulated goodwill impairment charges through March 31, 2024 were $5,497 million.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	March 31, 2024	December 31, 2023
Product rebates	$1,167	$1,069
Product returns	377	380
Legal matters and related fees	347	344
Employee compensation and benefit costs	276	360
Interest	266	236
Income taxes payable	76	47
Other	716	697
	$3,225	$3,133

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		March 31, 2024		December 31, 2023
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2022 Amended Credit Agreement
2027 Revolving Credit Facility	February 2027	$—	$—	$—	$—
February 2027 Term Loan B Facility	February 2027	2,281	2,251	2,312	2,279
AR Credit Facility	January 2028	325	325	350	350
B+L Credit Facilities
B+L Revolving Credit Facility	May 2027	300	300	275	275
B+L May 2027 Term Loan B Facility	May 2027	2,456	2,422	2,462	2,426
B+L September 2028 Term Loan B Facility	September 2028	498	486	499	487
Senior Secured Notes:
5.50% Secured Notes	November 2025	1,680	1,676	1,680	1,675
6.125% Secured Notes	February 2027	1,000	991	1,000	990
5.75% Secured Notes	August 2027	500	497	500	497
4.875% Secured Notes	June 2028	1,600	1,587	1,600	1,586
11.00% First Lien Secured Notes	September 2028	1,774	2,654	1,774	2,654
14.00% Second Lien Secured Notes	October 2030	352	666	352	666
B+L Senior Secured Notes:
B+L 8.375% Secured Notes	October 2028	1,400	1,378	1,400	1,377
9.00% Intermediate Holdco Secured Notes	January 2028	999	1,318	999	1,358
Senior Unsecured Notes:
9.00%	December 2025	840	836	955	950
9.25%	April 2026	601	599	737	734
8.50%	January 2027	643	643	643	644
7.00%	January 2028	171	171	171	170
5.00%	January 2028	433	431	433	430
6.25%	February 2029	821	815	821	814
5.00%	February 2029	452	449	452	448
7.25%	May 2029	337	335	337	334
5.25%	January 2030	779	773	779	773
5.25%	February 2031	463	459	463	459
Other	Various	12	12	12	12
Total long-term debt and other		$20,717	22,074	$21,006	22,388
Less: Current portion of long-term debt and other			538		450
Non-current portion of long-term debt			$21,536		$21,938
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

transfer and sell certain assets; and engage in transactions with affiliates. As of March 31, 2024, the amount available for restricted payments under the “builder basket” in the Company’s most restrictive indentures (as defined by those indentures) was approximately $10,200 million (although such availability is subject to the Company’s compliance with a 2.00:1.00 fixed charge coverage ratio). The 2027 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that, requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
As of March 31, 2024, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
The Company continues to take steps to ensure compliance with its financial maintenance covenant and may take other actions to reduce its debt levels and improve its capital structure to align with the Company’s long-term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate.
2022 Exchange Offer
On September 30, 2022, the Company closed a series of transactions whereby it exchanged (the “Exchange Offer”) validly tendered senior unsecured notes with an aggregate outstanding principal balance of $5,594 million (collectively, the “Existing Unsecured Senior Notes”) for $3,125 million (the “New Secured Notes”) in aggregate principal balance of newly issued secured notes, a reduction of outstanding principal of $2,469 million.
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
As of March 31, 2024, the remaining premium on the New Secured Notes was $1,513 million, which is being reduced as contractual interest payments are made on the New Secured Notes. During the three months ended March 31, 2024 and 2023, the Company made contractual interest payments of $45 million and $128 million, respectively, related to the New Secured Notes, of which $39 million and $111 million, respectively, was recorded as a reduction of the premium.
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
Senior Secured Credit Facilities under the 2022 Amended Credit Agreement
On May 10, 2022, the Company and certain of its subsidiaries as guarantors entered into a Second Amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit and Guaranty Agreement (as amended by the Second Amendment, the “2022 Amended Credit Agreement”). The 2022 Amended Credit Agreement provides for a new term loan facility with an aggregate principal amount of $2,500 million (the “2027 Term Loan B Facility”) maturing on February 1, 2027 and a new revolving credit facility of $975 million (the “2027 Revolving Credit Facility”) that will mature on the earlier of February 1, 2027 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and Bausch Health Americas, Inc. (“BHA”) in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2027 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or Euros. After giving effect to the Second Amendment, the 2023 Revolving Credit Facility, June 2025 Term Loan B Facility and November 2025 Term Loan B Facility were refinanced (such refinancing, the “Credit Agreement Refinancing”), along with certain of the Company’s existing senior notes, using net proceeds from the borrowings under the 2027 Term Loan B Facility, the B+L IPO and the B+L Debt Financing (as defined below) and available cash on hand. As of March 31, 2024, the Company had no outstanding borrowings and had $23 million of issued and outstanding letters of credit on the 2027 Revolving Credit Facility.
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
The amortization rate for the 2027 Term Loan B Facility is 5.00% per annum, or $125 million, payable in quarterly installments beginning on September 30, 2022. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2024, the remaining mandatory quarterly amortization payments for the 2027 Term Loan B Facility were $344 million through December 2026.
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
On November 29, 2022, the Company designated 1261229 B.C. Ltd as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s debt documents. In connection therewith, all of the subsidiaries of 1261229 B.C. Ltd., including Bausch + Lomb and its subsidiaries, are unrestricted subsidiaries of the Company and, as a result, are not subject to the covenants under the Bausch Health debt documents, and the earnings and net debt of Bausch + Lomb, as defined in the relevant debt documents, are also not included in the calculation of the Company’s financial maintenance covenant. As of March 31, 2024, 1261229 B.C. Ltd., directly or indirectly, held approximately 88% of the issued and outstanding shares of Bausch + Lomb.

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
As of March 31, 2024, there were $325 million of outstanding borrowings under the AR Credit Facility at an all-in interest rate of 11.98%.
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
On April 19, 2024, Bausch + Lomb entered into a Suspension of Rights Agreement (the “Suspension of Rights Agreement”) with respect to the Credit Agreement, pursuant to which Canadian dollar-denominated loans will cease to be available from June 28, 2024, until such date as the parties enter into an amendment of the Credit Agreement (a “CDOR Replacement Amendment”) to replace the Canadian Dollar Offered Rate with an alternative benchmark with respect to Canadian dollar-denominated loans.
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L May 2027 Term Loan B Facility and B+L September 2028 Term Loan B Facility are denominated in U.S. dollars, and borrowings under the B+L Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling (and, subject to effectiveness of a CDOR Replacement Amendment, Canadian dollars). As of March 31, 2024, the B+L Revolving Credit Facility had $300 million of outstanding borrowings, $26 million of issued and outstanding letters of credit and $174 million of remaining availability.
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

Borrowings under the B+L Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term Secured Overnight Financing Rate (“SOFR”)-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars, when available pursuant to the Suspension of Rights Agreement and the effectiveness of a CDOR Replacement Amendment, will bear interest at a rate to be agreed between the parties, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to Sterling Overnight Index Average (“SONIA”) (provided, however, that the term SOFR-based rate, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based borrowings under the Revolving Credit Facility are subject to a credit spread adjustment of 0.10%.
The applicable interest rate margins for borrowings under the B+L Revolving Credit Facility are: (i) between 0.75% to 1.75% with respect to U.S. dollar base rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR or SONIA borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after: (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s, Moody’s and Fitch and (y) the B+L May 2027 Term Loan B Facility and B+L September 2028 Term Loan B Facility have been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR or SONIA borrowings based on Bausch + Lomb’s debt rating. The stated rate of interest for borrowings under the Revolving Credit Facility at March 31, 2024 ranges from 8.17% to 8.18% per annum. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the B+L Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the B+L Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the B+L May 2027 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the B+L May 2027 Term Loan B Facility at March 31, 2024 was 8.68% per annum.
Borrowings under the B+L September 2028 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the B+L September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the B+L September 2028 Term Loan B Facility as of March 31, 2024 was 9.33% per annum.
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
The amortization rate for the B+L May 2027 Term Loan B Facility is 1.00% per annum, or $25 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2024, the remaining mandatory quarterly amortization payments for the B+L May 2027 Term Loan B Facility were $75 million through March 2027, with the remaining term loan balance being due in May 2027.
The amortization rate for the B+L September 2028 Term Loan B Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2024, the remaining mandatory quarterly amortization payments for the B+L September 2028 Term Loan B Facility were $21 million through June 2028, with the remaining term loan balance being due in September 2028.

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
B+L 8.375% Senior Secured Notes due 2028 - September 2023 Financing
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “B+L October 2028 Secured Notes”). A portion of the proceeds from the B+L October 2028 Secured Notes, along with the proceeds of September 2028 Term Loan B Facility, were used to finance the $1,750 million upfront payment related to the XIIDRA® Acquisition (as discussed further in Note 4, “LICENSING AGREEMENTS AND ACQUISITIONS”) and related acquisition and financing costs. The B+L October 2028 Secured Notes accrue interest at a rate of 8.375% per year, payable semi-annually in arrears on each April 1 and October 1, commencing on April 1, 2024.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of March 31, 2024 and December 31, 2023 was 8.02% and 8.05%, respectively. Due to the accounting treatment for the New Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Gain on Extinguishment of Debt
The Company may, from time to time, purchase outstanding debt for cash in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, future liquidity requirements, contractual restrictions and other factors.
In January 2024, the Company repurchased and retired a portion of the December 2025 Unsecured Notes and the April 2026 Unsecured Notes with an aggregate par value of approximately $250 million in the open market, for an aggregate cost of approximately $238 million. In connection with these repurchases, the Company recognized a gain of approximately $11 million, net of write-off of debt discounts and deferred issuance costs, on extinguishment of debt which represents the difference between the amounts paid to settle the extinguished debt and its carrying value.
Maturities
Maturities of debt obligations for the remainder of 2024, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2024	$116
2025	2,675
2026	757
2027	6,773
2028	7,194
2029	1,609
Thereafter	1,593
Total debt obligations	20,717
Unamortized premiums, discounts and issuance costs	1,357
Total long-term debt and other	$22,074

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
Approximately 11,054,000 common shares were available for future grants as of March 31, 2024. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
Bausch Health has a long-term incentive program with the objective of aligning the share-based awards granted to senior management with the Company’s focus on generating operating cash flow while maintaining focus on improving total shareholder return (“TSR”) over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and performance-based RSUs. Performance-based RSUs are comprised of: (i) awards that vest upon achievement of certain share price appreciation conditions that are based on TSR and (ii) awards that vest upon the attainment of certain targets that are based on the Company’s adjusted operating cash flow (“Adjusted Operating Cash Flow”) with a TSR modifier.
Bausch + Lomb Long-Term Incentive Plan
Prior to May 5, 2022, Bausch + Lomb participated in Bausch Health’s long-term incentive program. Effective May 5, 2022, Bausch + Lomb established the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (as amended and restated by the 2023 Plan Amendment) (the “B+L Plan”). A total of 28,000,000 common shares of Bausch + Lomb were originally authorized under the B+L Plan. Effective April 24, 2023, the shareholders of Bausch + Lomb approved an amendment and restatement of the B+L Plan to increase the number of shares authorized for issuance thereunder by an additional 10,000,000 common shares, resulting in an aggregate of 38,000,000 common shares of Bausch + Lomb authorized for issuance under the Plan (the “Plan Amendment”). The B+L Plan provides for the grant of various types of awards including RSUs, restricted stock, stock appreciation rights, stock options, performance-based awards and cash awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock options have a term of ten years and a three-year vesting period, subject to limited exceptions.
Approximately 6,800,000 Bausch + Lomb common shares were available for future grants as of March 31, 2024. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The Talent and Compensation Committee of the B+L Board of Directors approved a Performance Share Unit (“PSU”) award for a limited number of key B+L senior leaders (the “B+L Executives”), effective as of February 28, 2024, including each of B+L’s current named executive officers. This PSU award is designed to reward the B+L Executives for achieving significant outperformance of performance goals (the “OPG PSU”) that Bausch + Lomb believes would ultimately deliver substantial value to shareholders if achieved.
The OPG PSUs may earn between 0% and 300% based on the level of achievement of: (i) a revenue metric (measured for fiscal year 2026) and (ii) a relative TSR metric for B+L measured over the three-year period ending December 31, 2026. In the event that Bausch + Lomb’s absolute TSR during such period is negative, then the maximum payout of the PSU award will be capped at 50%. Any PSUs that are earned will vest on February 28, 2027, subject generally to the B+L Executive’s continued employment through such date, except in limited circumstances set forth in the applicable award agreement.

The fair value of the OPG PSU was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. Expense recognized for the OPG PSU in each reporting period reflects the latest probability of the Company achieving certain revenue targets in determining the number of PSUs that are expected to vest. If the OPG PSUs do not ultimately vest due to the revenue targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
The following table summarizes the components and classification of the Company’s share-based compensation expenses related to stock options and RSUs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in millions)	2024	2023
Stock options	$3	$6
RSUs	30	35
	$33	$41

Research and development expenses	$3	$3
Selling, general and administrative expenses	30	38
	$33	$41

Share-based awards granted for the three months ended March 31, 2024 and 2023 consist of:

	Three Months Ended March 31,
	2024	2023
Bausch Health Share-Based Awards
Stock options
Granted	—	999,000
Weighted-average exercise price	$—	$9.25
Weighted-average grant date fair value	$—	$4.87
Time-based RSUs
Granted	4,246,000	4,133,000
Weighted-average grant date fair value	$9.39	$9.18
Adjusted Operating Cash Flow performance-based RSUs
Granted	1,232,000	647,000
Weighted-average grant date fair value	$9.89	$10.57
Bausch+ Lomb Share-Based Awards
Stock options
Granted	1,317,000	2,679,000
Weighted-average exercise price	$16.85	$18.27
Weighted-average grant date fair value	$4.92	$5.52
RSUs
Granted	2,967,000	2,358,000
Weighted-average grant date fair value	$16.84	$18.04
TSR performance-based RSUs
Granted	826,000	1,175,000
Weighted-average grant date fair value	$21.21	$27.65
Organic Revenue Growth performance-based RSUs
Granted	379,000	142,000
Weighted-average grant date fair value	$16.08	$17.96
OPG performance-based RSUs
Granted	1,758,000	—
Weighted-average grant date fair value	$17.04	$—
As of March 31, 2024, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs under the Company’s 2014 Plan amounted to $264 million, which will be amortized over a weighted-average period of 2.24 years.
As of March 31, 2024, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs under the B+L Plan amounted to $176 million, which will be amortized over a weighted-average period of 2.37 years.

12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	March 31, 2024	December 31, 2023
Foreign currency translation adjustment	$(1,899)	$(1,863)
Pension adjustment, net of tax	(18)	(18)
	$(1,917)	$(1,881)
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
13.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended March 31,
(in millions)	2024	2023
Product related research and development	$146	$136
Quality assurance	5	7
	$151	$143
14.OTHER EXPENSE, NET
Other expense, net consists of:

	Three Months Ended March 31,
(in millions)	2024	2023
Litigation and other matters	$6	$(8)
Acquisition-related contingent consideration	(2)	31
Gain on sale of assets, net	(4)	—
	$—	$23
Acquisition-related contingent consideration for the three months ended March 31, 2024 and 2023, reflects adjustments for changes in estimates in the timing and amounts of the future royalty and milestone payments related to certain branded products.
For the three months ended March 31, 2023, Litigation and other matters primarily related to insurance recoveries regarding certain litigation matters.
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
Provision for income taxes for the three months ended March 31, 2024 was $8 million and included: (i) $28 million of income tax provision for the Company’s ordinary loss for the three months ended March 31, 2024 and (ii) $20 million of net income tax benefit for discrete items, which includes $22 million of net income tax benefit related to uncertain tax positions.

Provision for income taxes for the three months ended March 31, 2023 was $73 million and included: (i) $13 million of income tax benefit for the Company’s ordinary loss for the three months ended March 31, 2023 and (ii) $86 million of net income tax expense for discrete items, which includes: (a) $41 million of net income tax expense related to final and potential settlements of various tax audits in the first quarter of 2023, (b) $18 million of income tax expense related to changes in uncertain tax positions, (c) $18 million of income tax expense associated with the establishment of a valuation allowance against deferred tax assets of B+L’s Canadian parent and (d) $6 million of income tax expense associated with stock compensation
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was approximately $2,294 million and $2,254 million as of March 31, 2024 and December 31, 2023, respectively. The Company will continue to assess the need for valuation allowances on an ongoing basis.
As of March 31, 2024 and December 31, 2023, the Company had $880 million and $918 million, respectively, of unrecognized tax benefits, which included $45 million and $51 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of March 31, 2024, $408 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2024 could decrease by approximately $30 million in the next 12 months as a result of the resolution of certain tax audits and other events.
The Company has included the estimated impact of the OECD’s Inclusive Framework (Pillar 2), as currently adopted, in its tax provision beginning in 2024. While the estimated impact is not material, it is possible that the further implementation of the Inclusive Framework could have a material effect on the liability for corporate taxes or the consolidated tax rate in the future.
The Company continues to be under examination by the Canada Revenue Agency (“CRA”). In the first quarter of 2024, the Company finalized a settlement related to prior year withholding tax returns which will be paid in the second quarter of 2024.
The Internal Revenue Service (the “IRS”) previously completed its examinations of the Company’s U.S. consolidated federal income tax returns for the years 2013 and 2014. There were no material adjustments to the Company’s taxable income as a result of these examinations. However, the 2014 tax year remains open to the extent of a 2017 capital loss carried back to that year. The Company’s annual tax filings for 2015 and 2016 and short period tax return for the period ended September 8, 2017, which was filed as a result of the Company’s internal restructuring efforts during 2017 is currently under IRS examination. As part of its examination, the Company received a notice of proposed adjustment from the IRS that would disallow the 2017 Capital Loss resulting from its internal restructuring. The Company previously contested this proposed tax deficiency through the IRS administrative appeals process and if necessary, intends to continue to contest any proposed tax deficiency through appropriate litigation. Accordingly, no income tax provision had been recorded as of March 31, 2024.
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
In January 2023, as part of an alternative dispute resolution process with the IRS, the Company has reached a tentative settlement on the 2017 Capital Loss. This tentative settlement is subject to further review and approvals before it is finalized. The Company expects that the tentative settlement, if finalized without further modification, will affect the Company’s 2024 income tax provision, and while such settlement may be material to the Company’s results of operations or cash flows in the quarter in which it is recorded, will not be material to its results of operations or cash flows for the year ending December 31, 2024.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2023.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2019. During the three months ended September 30, 2023, the Company received a preliminary assessment from the German taxing authority that would disallow certain transfer pricing adjustments. The Company intends to contest this alleged tax deficiency through the appropriate appeals process, and if necessary, intends to continue to contest any alleged tax deficiency through appropriate litigation. Accordingly, no income tax provision has been recorded as of March 31, 2024.
On November 8, 2022, the Company’s affiliate in the Netherlands received an assessment from the Luxembourg Tax Authorities as successor in interest to its affiliate in Luxembourg for tax years 2018 – 2019 for €272 million. The Company is vigorously defending its position and has not recorded any reserves for this assessment.

Certain affiliates of the Company in regions outside of Canada, the U.S., Germany and Luxembourg are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain tax benefits. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company’s Condensed Consolidated Financial Statements.
16.LOSS PER SHARE
Loss per share attributable to Bausch Health Companies Inc. is calculated as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Net loss attributable to Bausch Health Companies Inc.	$(64)	$(201)
Basic and diluted weighted-average common shares outstanding	366.8	363.3
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.17)	$(0.55)
During the three months ended March 31, 2024 and 2023, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 3,448,000 and 3,426,000 common shares for the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024 and 2023, time-based RSUs, performance-based RSUs and stock options to purchase approximately 16,190,000 and 17,636,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
During the three months ended March 31, 2024 and 2023, an additional 1,231,000 and 90,000 performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met.
17.LEGAL PROCEEDINGS
From time to time, the Company becomes involved in various legal and administrative proceedings, which include product liability, intellectual property, commercial, tax, antitrust, governmental and regulatory investigations, related private litigation and ordinary course employment-related issues. From time to time, the Company also initiates actions or files counterclaims. The Company could be subject to counterclaims or other suits in response to actions it may initiate. The Company believes that the prosecution of these actions and counterclaims is important to preserve and protect the Company, its reputation and its assets. Certain of these proceedings and actions are described in Note 20, “LEGAL PROCEEDINGS,” to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 22, 2024.
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of March 31, 2024, the Company’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $347 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
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
In addition to the consolidated putative class action, thirty-seven groups of individual investors in the Company’s stock and debt securities have chosen to opt out of the consolidated putative class action and filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These actions are captioned: T. Rowe Price Growth Stock Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-5034) (“T. Rowe.”); Equity Trustees Limited as Responsible Entity for T. Rowe Price Global Equity Fund v. Valeant Pharmaceuticals International Inc. (Case No. 16-cv-6127) (“Equity Trustees”); Principal Funds, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-6128) (“Principal Funds”); BloombergSen Partners Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7212) (“Bloombergsen”); Discovery Global Citizens Master Fund, Ltd. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7321); MSD Torchlight Partners, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7324); BlueMountain Foinaven Master Fund, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7328) (“BlueMountain”); Incline Global Master LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7494); VALIC Company I v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7496); Janus Aspen Series v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7497) (“Janus Aspen”); Okumus Opportunistic Value Fund, LTD v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6513); Lord Abbett Investment Trust- Lord Abbett Short Duration Income Fund, v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6365) (“Lord Abbett”); Pentwater Equity Opportunities Master Fund LTD v. Valeant Pharmaceuticals International, Inc., et al. (Case No. 17-cv-7552) (“Pentwater”); Public Employees’ Retirement System of Mississippi v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-7625) (“Mississippi”); The Boeing Company Employee Retirement Plans Master Trust v. Valeant Pharmaceuticals International Inc., et al., (Case No. 17-cv-7636); State Board of Administration of Florida v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-12808); The Regents of the University of California v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-13488) (“UC Regents”); GMO Trust v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0089) (“GMO Trust”); Första AP Fonden v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-12088); New York City Employees’ Retirement System v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0032) (“NYCERS”); Hound Partners Offshore Fund, LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-08705) (“Hound Partners”); Blackrock Global Allocation Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0343); Colonial First State Investments Limited As Responsible Entity for Commonwealth Global Shares Fund 1 v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0383); Bharat Ahuja v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0846); Brahman Capital Corp. v. Valeant Pharmaceuticals International, Inc (Case No. 18-cv-0893); The Prudential Insurance Company of America v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-01223); Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) (“Senzar”); 2012 Dynasty UC LLC v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-08595); Catalyst Dynamic Alpha Fund v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-12673) (“Catalyst”); Northwestern Mutual Life Insurance Co., v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-15286); Bahaa Aly, et al. v. Valeant Pharmaceuticals International, Inc., (Case No. 18-cv-17393) (“Aly”); Office of the Treasurer as Trustee for the Connecticut Retirement Plans and Trust Funds v. Valeant Pharmaceuticals International, Inc. (Case No. 19-cv-18473) (“Connecticut”); Delaware Public Employees’ Retirement System v. Valeant Pharmaceuticals International, Inc. (Case No. 19-cv-18475) (“Delaware”); Maverick Neutral Levered Fund v. Valeant Pharmaceuticals International, Inc. (Case No. 20-cv-02190); Templeton v. Valeant Pharmaceuticals International, Inc. (Case No. 20-cv-05478); USAA Mutual Funds Trust, et al. v. Valeant Pharmaceuticals International, Inc., et al., (Case No. 20-cv-07462); and GIC Private Ltd. v. Valeant Pharmaceuticals International, Inc., (Case No. 20-cv-07460). Sixteen of the thirty-seven opt-out actions have been dismissed; and the total number of remaining opt-out actions pending in the District of New Jersey is twenty-one actions.
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
Discovery in the opt-out actions has concluded. Motions for summary judgment were filed on August 1, 2022. On May 22, 2023, the Special Master overseeing the opt-out litigation issued reports and recommendations on all pending summary judgment motions. The Special Master recommended denying Plaintiffs’ motions in their entirety, denying all motions filed by the Company and granting in part certain other defendants’ motions for summary judgment on subparts of their defenses. On June 26, 2023, the Parties filed motions to adopt and objections to the Special Master’s May 22, 2023 reports and recommendations. On January 2, 2024, the District Court issued decisions affirming in part and overruling in part the Special Master’s recommendations and granting partial summary judgment in favor of defendants on additional subparts of their defenses. On January 16, 2024, Plaintiffs filed a motion requesting that the Court reconsider a portion of its January 2, 2024 decisions. No defendants have been fully dismissed from the opt-out actions as a result of the District Court’s decisions. On April 22, 2024, the Court issued an order that the GMO Trust case will be the first of the opt-out cases to be tried, and setting the GMO Trust case for a trial to begin on September 4, 2024.
The Company disputes the claims against it in the remaining individual opt-out complaints and intends to defend itself vigorously.
U.S. Securities Litigation – Kelk Complaint
On July 26, 2023, a purported class action complaint captioned Kelk v. Bausch Health Companies Inc., et al. (No. 23-cv-03996), was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current or former officers. The action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs allege that defendants made various misrepresentations and omissions regarding the Company’s proposed spin-off of Bausch + Lomb, and allege that those purported misrepresentations and omissions concealed that the spin-off was executed as part of a strategy to subvert the pending opt-out lawsuits and leave plaintiffs in those actions without viable means to a potential recovery. An amended complaint was filed on January 19, 2024. The amended complaint also alleges that defendants made various misrepresentations and omissions regarding the strength of the Company’s patents protecting its product, Xifaxan®, from generic competitors. Pursuant to the operative scheduling order, defendants moved to dismiss the amended complaint on March 20, 2024.
The Company disputes the claims against it and intends to defend itself vigorously.
Derivative Lawsuit – Powers Complaint
On October 2, 2023, a derivative lawsuit captioned Powers v. Papa, et al. (Index No. 159699/2023) was filed in the Supreme Court of the State of New York, County of New York by an alleged stockholder of the Company. The action purports to assert derivative claims on behalf of the Company against the Company’s Board of Directors and certain of its current or former officers and directors. The action asserts claims for, inter alia, breach of fiduciary duty and waste of corporate assets and alleges that the defendants breached their fiduciary duties of loyalty and good faith by causing the Company to issue false and/or misleading statements regarding the Company’s proposed spin-off of Bausch + Lomb. On January 23, 2024, the Court entered a stipulation and order staying this action until the resolution of the motion to dismiss in the Kelk action referenced above.
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
Generic Pricing Antitrust Litigation
The Company’s subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”) and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16- MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties, Cities, and Towns, are consolidated into the MDL. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., C.A. No. 2:20-03539 (D. CT, C.A. No. 3:20-00802), in which Bausch Health US and Bausch Health Americas are defendants, has been remanded to and is pending in the United States District Court for the District of Connecticut. There are cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed in these cases. The cases have been put in deferred status. The Company disputes the claims against it and continues to defend itself vigorously.
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
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain intellectual property litigation proceedings in the United States and Canada, including as arising from claims filed against the Company or by the Company (or that the Company anticipates filing within the required time periods) related to certain products sold by or on behalf of the Company, which may be in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers, where such products include Xifaxan® 200 mg and 550 mg, Arazlo®, Lotemax® SM, Lumify®, Trulance® and Vyzulta® in the United States.
Xifaxan® Paragraph IV Proceedings
The Company and Alfasigma S.p.A. (“Alfasigma”) have now filed lawsuits against Norwich Pharmaceuticals Inc. and Amneal Pharmaceuticals of New York, LLC concerning the Companies’ Xifaxan® (rifaximin) 550 mg tablets.
On February 17, 2020, the Company and Alfasigma received a Notice of Paragraph IV Certification from Norwich Pharmaceuticals Inc. (“Norwich”), in which Norwich asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which Norwich filed an ANDA. The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Norwich’s ANDA for rifaximin tablets, 550 mg. Xifaxan® is protected by 28 patents covering the composition of matter and the use of Xifaxan® in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. Trial in this matter was held in March 2022. The court issued a final judgment on August 10, 2022, (the “Norwich Legal Decision”), finding that the U.S. Patents protecting the use of Xifaxan® (rifaximin) 550 mg tablets for the reduction in risk of HE recurrence valid and infringed and the U.S. Patents protecting the composition, and use of Xifaxan® for treating IBS-D invalid. The Norwich Legal Decision prevents FDA approval of Norwich’s 550 mg ANDA until October 2029. The Company appealed the Norwich Legal Decision to the U.S. Court of Appeals for the Federal Circuit on August 16, 2022. Following the Company’s appeal, Norwich claimed to have removed the HE indication from its existing ANDA and then filed a motion in the District Court requesting modification of the Norwich Legal Decision to permit the FDA to approve their ANDA before October 2029. The Company opposed the motion. On May 17, 2023, the District Court denied Norwich’s motion and confirmed that the FDA remained enjoined from granting final approval to Norwich’s ANDA until October 2029. Norwich filed its appeal to the U.S. Court of Appeals for the Federal Circuit on May 19, 2023. The Company’s and Norwich’s appeals are now consolidated (the “Norwich Appeal”). The Federal Circuit heard oral arguments on January 8, 2024 in the Norwich Appeal. On April 11, 2024, the Federal Circuit issued an opinion affirming the Norwich Legal Decision and the District Court’s denial of Norwich’s motion requesting modification of the Norwich Legal Decision. Under the Norwich Appeal Decision, the FDA remains enjoined from approving Norwich’s ANDA until October 2029.
In a letter to Norwich on June 2, 2023, the FDA granted tentative approval to Norwich’s ANDA, but confirmed that it is enjoined from granting final approval until October 2029. On June 5, 2023, Norwich brought a lawsuit against the FDA in the U.S. District Court for the District of Columbia (the “DC District Court”), alleging that the FDA acted improperly by only granting tentative approval to Norwich’s ANDA rather than final approval (the “Norwich DC Lawsuit”). In June 2023, the Company intervened in the Norwich DC Lawsuit. A hearing was held on October 6, 2023. On November 1, 2023, the DC District Court granted the Company’s and FDA’s motions for summary judgment, thereby ending the lawsuit. In December 2023, Norwich appealed the DC District Court’s November 1st decision to the U.S. Court of Appeals for the District of Columbia Circuit. In December 2023, Norwich appealed the DC District Court’s November 1st decision to the U.S. Court of Appeals for the District of Columbia Circuit (the “DC Circuit”). The DC Circuit has held the appeal in abeyance since February 2, 2024.
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
On February 28, 2024, the Company received a Notice of Paragraph IV Certification from Amneal Pharmaceuticals of New York, LLC, U.S. Agent for Amneal EU, Limited (collectively “Amneal”), in which Amneal asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Amneal’s generic rifaximin tablets, 550 mg, for which Amneal filed an ANDA. On April 5, 2024, certain of the Company’s subsidiaries and Alfasigma filed suit against Amneal in the U.S. District Court for the District of New Jersey pursuant to the Hatch-Waxman Act, alleging infringement by Amneal of one or more claims of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Amneal’s ANDA for rifaximin tablets, 550 mg.
The Company remains confident in the strength of the Xifaxan® patents and intends to vigorously defend its intellectual property.
Duobrii® Paragraph IV Proceedings
In June 2022, the Company received a Notice of Paragraph IV Certification from Taro Pharmaceuticals Inc. (“Taro”), in which Taro asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Duobrii® (halobetasol propionate and tazarotene) lotion, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use, sale, offer for sale, or importation of Taro’s generic lotion, for which an ANDA has been filed by Taro. On July 21, 2022, the Company filed suit against Taro pursuant to the Hatch-Waxman Act, alleging infringement by Taro of one or more claims of the Duobrii® Patents and triggering a 30-month stay of the approval of the Taro ANDA. On April 5, 2024, the litigation with Taro was dismissed in accordance with a settlement between the Company and Taro.
The Company remains confident in the strength of the Duobrii® patents and intends to vigorously defend its intellectual property.
Trulance® Paragraph IV Proceedings
In April 2021, the Company commenced litigation against MSN Laboratories Private Ltd. (“MSN”) and Mylan Pharmaceuticals Inc., (“Mylan”) alleging patent infringement by MSN’s and Mylan’s filing of their ANDA for generic Trulance® (plecanatide) 3 mg tablets. These suits had been filed following receipt of a Notice of Paragraph IV Certification from each of MSN and Mylan, in which they had each asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Trulance® tablets, 3 mg, were invalid, unenforceable and/or would not be infringed by the commercial manufacture, use or sale of their respective generic plecanatide tablets, 3 mg. The filing of these suits triggered a 30-month stay of the approval of the MSN and Mylan ANDAs for plecanatide tablets.
The Company remains confident in the strength of the Trulance® patents and intends to vigorously pursue these matters and defend its intellectual property.
Xifaxan® Litigation with Curia IP Holdings, LLC
Curia IP Holdings, LLC (“Curia”) filed a lawsuit against the Company on October 25, 2021, alleging that Xifaxan® 200 mg and 550 mg tablets infringe certain patents owned by Curia (U.S. Patent Nos. 9,186,355; 10,556,915; 10,745,415, and 10,961,257 (the “Curia Patents”)). Each of the Curia Patents was filed years after the Company’s launches of Xifaxan® 200 mg and 550 mg tablets. On August 17, 2022, the U.S. District Court for the District of New Jersey dismissed the complaint, without prejudice. Curia then filed an amended complaint on September 16, 2022, realleging infringement of its patents. On August 31, 2023, Curia filed a second lawsuit against the Company alleging that Xifaxan® 200 mg and 550 mg tablets infringe U.S. Patent No. 11,739,099 (the “’099 Patent”). The ‘099 Patent is related to the Curia Patents and was also filed years after the Company’s launches of Xifaxan 200 mg and 550 mg tablets. The first and second lawsuits filed by Curia are now consolidated (the “Curia Lawsuits”). On February 14, 2024, the court issued an order administratively terminating the case pending completion of mediation on or before April 14, 2024. Mediation was held on April 11, 2024, but no agreement was reached. On April 22, 2024, the court reopened the case. The Company disputes Curia’s infringement claims against Xifaxan® 200 mg and 550 mg tablets and will continue to defend this matter.
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
Lumify® Paragraph IV Proceedings - DRL
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

On May 15, 2023, the United States Patent & Trademark Office’s Patent Trial and Appeal Board (“PTAB”) issued a Final Written Decision, finding all claims of U.S. Patent No. 8,293,742 unpatentable. This decision has been appealed to the United States Court of Appeals for the Federal Circuit and the appeal is ongoing. Furthermore, two additional patents (U.S. Patent Nos. 11,596,600 and 11,833,245) have issued and been listed in the Orange Book as related to Lumify®. Lawsuits alleging infringement of these patents were filed against Slayback and its licensee, Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “DRL”). On December 15, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies filed a Motion for a Preliminary Injunction requesting the court to enjoin any infringing activities by DRL and a hearing was held in January 2024. The parties are awaiting a decision.
Additionally, on December 18, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies amended its complaint to add claims for copyright infringement, as well as claims under the Lanham Act, including trademark and trade dress infringement. DRL subsequently petitioned for inter partes review (“IPR”) of the U.S. Patent Nos. 11,596,600 and 11,833,245; the PTAB has not yet issued a decision as to institution of either IPR.

The lawsuit against DRL is ongoing in the District of New Jersey, with no trial date set. Bausch + Lomb remains confident in the strength of the Lumify® related patents and intends to vigorously defend its intellectual property.

In addition to the intellectual property matters described above, in connection with the Vyzulta® and Lotemax® SM products, Bausch + Lomb has commenced ongoing infringement proceedings against a potential generic competitor in the U.S.
Inter Partes Review Proceedings at the U.S. Patent and Trademark Office
In addition, patents covering the Company’s branded pharmaceutical products may be challenged in proceedings other than court proceedings, including IPR at the U.S. Patent & Trademark Office. The proceedings operate under different standards from district court proceedings, and are often completed within 18 months of institution. IPR challenges have been brought against patents covering the Company’s branded pharmaceutical products.
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
General Civil Actions
U.S. Securities Litigation - New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, the Company and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in the Company’s common shares and debt securities who are also maintaining individual securities fraud claims against the Company and certain current or former officers and directors as part of the U.S. Securities Litigation. This action seeks a declaratory judgment that alleged transfers of certain Company assets to Bausch + Lomb would constitute a voidable transfer under the New Jersey Voidable Transactions Act and that Bausch + Lomb would be liable for damages, if any, awarded against the Company in the individual opt-out actions. The declaratory judgment action also alleges that the potential future separation of Bausch + Lomb from the Company by distribution of Bausch + Lomb stock to the Company’s shareholders would leave the Company with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against the Company in the underlying individual opt-out actions and the Company disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Exchange Act, and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt out actions are made against the Company and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by the Company and/or failures to disclose information about the Company’s business and prospects including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, the Company and Bausch + Lomb removed the declaratory judgment action to the U.S. District Court for the District of New Jersey. On April 29, 2022, Plaintiffs filed a motion to remand. On November 29, 2022, the District Court granted Plaintiffs’ remand motion and the case was remanded to the New Jersey Superior Court Chancery Division. On December 8, 2022, Plaintiffs filed a proposed Order to Show Cause and motion for a preliminary injunction, and sought interim relief including expedited discovery. On December 13, 2022, the Court denied Plaintiffs’ proposed Order to Show Cause and stayed discovery pending the resolution of the Company and Bausch + Lomb’s forthcoming motions to dismiss, while instructing the Company to provide certain notice to Plaintiffs of the intended completion of a potential future distribution referenced above under certain circumstances. On December 22, 2022, Plaintiffs filed an amended complaint which, among other things, added claims seeking injunctive relief. On January 11, 2023, the Company and Bausch + Lomb moved to dismiss the amended complaint. Briefing was complete on February 24, 2023, and the motion to dismiss was heard on March 3, 2023. On April 3, 2023, the Court issued a decision granting in part and denying in part the motion to dismiss. Discovery is ongoing.
Both the Company and Bausch + Lomb dispute the claims in this declaratory judgment action and intend to vigorously defend this matter.
California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. Bausch Health US filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief; Appellees’ response briefs were filed October 8, 2021. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the Bankruptcy Court in the LTL bankruptcy proceeding. This stay included Appellants’ reply brief deadline, which was previously due to be filed on or before December 2, 2021. On March 9, 2022, the Ninth Circuit issued an order extending the stay through July 29, 2022. On July 29, 2022, Johnson & Johnson filed a status report in the Gutierrez appeal, outlining the developments since the last status report and the imposition of the stay. Johnson & Johnson noted that following a July 26, 2022, hearing, the Bankruptcy Court left the preliminary injunction in place, and asked the Ninth Circuit to continue to stay this action while the bankruptcy preliminary injunction remained in place. On January 20, 2023, the Ninth Circuit extended the stay until February 17, 2023. On February 17, 2023, Johnson & Johnson requested that the court afford it sixty (60) days – until April 18, 2023, or seven (7) days following any lifting of the LTL Bankruptcy Court’s preliminary injunction, whichever comes earliest – to provide an additional status report about the bankruptcy proceeding and the Third Circuit dismissal for which LTL has requested a rehearing. On April 7, 2023, Johnson & Johnson Consumer Inc. filed a status report regarding the bankruptcy proceeding advising the Court of the dismissal of the prior bankruptcy proceeding and the filing of the second bankruptcy proceeding, as well as the preliminary injunction and stay order, and requesting the stay of the appeal remain in place until May 10, 2023, which was granted. Following the entry of a preliminary injunction applicable to this case, which was extended until August 26, 2023, the Ninth Circuit extended the stay to June 15, 2023. On June 22, 2023, Johnson & Johnson/ LTL filed a status report requesting the stay be extended to August 26, 2023, consistent with the extension of the preliminary injunction by the bankruptcy court. On August 15, 2023, Johnson & Johnson filed a supplemental status report notifying the Ninth Circuit that the second bankruptcy proceeding was dismissed on August 11, 2023, so the stay could be lifted and briefing could proceed to conclusion and setting of oral argument. On September 13, 2023, the Ninth Circuit lifted the stay. On April 8, 2024, the Ninth Circuit heard oral argument on Plaintiffs’ appeal of the lower court’s dismissal of the case with prejudice, and on April 29, 2024, the Ninth Circuit issued a memorandum disposition that affirmed the dismissal of the case in full.

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
California Consumer Protection Action
On October 31, 2023, Plaintiff County of Los Angeles filed an action on behalf of the state of California against the Company and Johnson & Johnson, seeking injunctive relief, restitution and damages in California state court (People of the State of California, by and through County of Los Angeles v. Johnson & Johnson, et al., Case No. 23STCV27015). The lawsuit asserts claims for purported violations of the California False Advertising Law, Unfair Competition Law, and public nuisance claims, against multiple manufacturers of talcum powder products, including Shower to Shower®, that the plaintiffs allege caused or contributed to development of ovarian cancer and mesothelioma in residents of California. The lawsuit seeks injunctive relief, restitution, statutory penalties and damages. Pursuant to an agreed stipulation, responses to the Complaint will be due May 13, 2024. The Company and its affiliates dispute the claims against them, and this lawsuit will be defended vigorously.
Rifaximin Breach of Contract Litigation
On September 8, 2022, Lupin Ltd. (“Lupin”) filed a lawsuit in the U.S. District Court for the Southern District of New York against Salix Pharmaceuticals, Inc. and the Company, asserting breach of contract claims relating to a 2009 manufacturing and supply agreement between Lupin and Salix Pharmaceuticals, Inc. concerning rifaximin. On November 18, 2022, Lupin filed an Amended Complaint, which added Bausch Health US as a defendant. On March 28, 2023, the Company was dismissed without prejudice. On October 10, 2023, Salix Pharmaceuticals, Inc. asserted counterclaims against Lupin for breach of contract. No trial date has been set. Salix Pharmaceuticals, Inc. and Bausch Health US dispute Lupin’s claims, and intend to defend this matter vigorously.
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas summary judgment on its counterclaims against Plaintiff and dismissing Plaintiff’s claims against Bausch Health Americas. The motion was fully briefed as of May 2021. The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying Bausch Health Americas’ motion. On June 14, 2023, Bausch Health Americas filed a Notice of Appeal as to the Decision and Order to the Appellate Division of the New York Supreme Court, First Department. On March 13, 2024, Bausch Health Americas filed its appellant motion and brief with the Appellate Division of the New York Supreme Court, First Department, appealing the trial court’s denial of Bausch Health Americas’ motion for summary judgment. Doctors Allergy is due to file its answering brief on or before June 28, 2024, and

Bausch Health Americas is due to file its reply brief on or before August 16, 2024. The Appellate Division has not set a date for oral argument. Bausch Health Americas disputes the claims against it and this lawsuit will be defended vigorously.
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
In May 2020, the District Court granted defendants’ motion to dismiss, holding that Plaintiff-relator’s qui tam action was precluded by the False Claims Act’s public disclosure bar. Plaintiff-relator appealed to the U.S. Court of Appeals for the Ninth Circuit. In August 2023, the Court of Appeals reversed the District Court’s order and remanded to the District Court for further proceedings. In September 2023, the Company filed a petition for rehearing or rehearing en banc with the Court of Appeals. On January 5, 2024, the Court of Appeals panel denied the petition and issued an amended opinion, still reversing the District Court’s order and remanding the case to the District Court for further proceedings. On January 26, 2024, the Court of Appeals granted the Company’s motion to stay issuance of the mandate pending the Company’s petition for a writ of certiorari to the Supreme Court, which the Company filed on April 4, 2024. The Company’s petition for a writ of certiorari remains pending. The Company disputes the claims against it and intends to defend itself vigorously.
18. SEGMENT INFORMATION
Reportable Segments
The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represent approximately 80% of the Salix segment revenues.
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
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Pharmaceuticals products.
Segment profit is based on operating income after the elimination of intercompany transactions, including between Bausch + Lomb and other segments. Certain costs such as Amortization of intangible assets, Asset impairments, Goodwill impairments, Restructuring, integration and separation costs and Other (income) expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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

Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Revenues:
Salix	$499	$496
International	265	247
Solta Medical	88	73
Diversified	202	197
Bausch + Lomb	1,099	931
	$2,153	$1,944
Segment profits:
Salix	$329	$314
International	87	77
Solta Medical	40	36
Diversified	114	107
Bausch + Lomb	242	211
	812	745
Corporate	(244)	(251)
Amortization of intangible assets	(274)	(273)
Asset impairments	(1)	(13)
Restructuring, integration and separation costs	(12)	(10)
Other expense, net	—	(23)
Operating income	281	175
Interest income	9	6
Interest expense	(355)	(307)
Gain on extinguishment of debt	11	—
Foreign exchange and other	(15)	(10)
Loss before income taxes	$(69)	$(136)

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
	Three Months Ended March 31, 2024
Pharmaceuticals	$499	$56	$—	$171	$209	$935
Devices	—	—	88	—	424	512
OTC	—	41	—	1	395	437
Branded and Other Generics	—	153	—	26	66	245
Other revenues	—	15	—	4	5	24
	$499	$265	$88	$202	$1,099	$2,153

	Three Months Ended March 31, 2023
Pharmaceuticals	$496	$57	$—	$162	$108	$823
Devices	—	—	73	—	406	479
OTC	—	39	—	2	353	394
Branded and Other Generics	—	138	—	27	61	226
Other revenues	—	13	—	6	3	22
	$496	$247	$73	$197	$931	$1,944

The top ten products for the three months ended March 31, 2024 and 2023 represented 48% of total revenues for each of the three months ended March 31, 2024 and 2023, respectively.
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
U.S. and Puerto Rico	$1,254	$1,111
China	97	88
Canada	90	84
Poland	86	75
Mexico	76	69
France	61	57
Germany	44	43
Japan	43	50
Russia	36	34
United Kingdom	33	30
South Korea	30	22
Italy	24	21
Spain	23	22
Other	256	238
	$2,153	$1,944

Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Three Months Ended March 31,
	2024	2023
Cencora Inc.	18%	19%
McKesson Corporation (including McKesson Specialty)	16%	14%
Cardinal Health, Inc.	14%	13%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” “Bausch Health,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries, taken together. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning of applicable Canadian securities laws (collectively “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2023, which were included in our Annual Report on Form 10-K filed on February 22, 2024. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR+ at www.sedarplus.ca and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.
OVERVIEW
We are a global, diversified specialty pharmaceutical and medical device company that develops, manufactures and markets, primarily in the therapeutic areas of gastroenterology (“GI”), hepatology, neurology and dermatology, a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and aesthetic medical devices, and, through our approximately 88% ownership of Bausch + Lomb Corporation (“Bausch + Lomb” or “B+L”), branded, and branded generic pharmaceuticals, OTC products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment) in the therapeutic areas of eye health. Our products are marketed directly or indirectly in approximately 90 countries.
Our portfolio of products falls into five reportable segments: (i) Salix, (ii) International, (iii) Solta Medical, (iv) Diversified and (v) Bausch + Lomb. The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represent approximately 80% of the Salix segment revenues.
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). In May 2022, a wholly owned subsidiary of Bausch

Health sold common shares of B+L pursuant to an initial public offering of Bausch + Lomb (the “B+L IPO”). Following the B+L IPO, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of B+L’s outstanding common shares as of April 24, 2024.
We continue to believe the separation of B+L, which includes the transfer of all or a portion of our remaining direct or indirect equity interest in B+L to our shareholders, makes strategic sense. The completion of the B+L Separation is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals. We continue to evaluate all relevant factors and considerations related to the B+L Separation, including the effect of the Norwich Appeal Decision (see “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements) on the B+L Separation.
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
See Item 1A. “Risk Factors — Risk Relating to the B+L Separation” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 22, 2024, for additional risks relating to the B+L Separation.
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
Maturities of our principal balances of debt obligations as of March 31, 2024 were as follows:

(in millions)	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter	Total
Total debt obligations	$116	$2,675	$757	$6,773	$7,194	$1,609	$1,593	$20,717
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
As of March 31, 2024, there were $325 million in outstanding borrowings under the AR Credit Facility.
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
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements and Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” for further details.
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
As of March 31, 2024, we had approximately 90 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
Gastrointestinal
•Rifaximin - Two global Phase 3 studies for the use of a soluble solid dispersion (“SSD”) formulation for the prevention of overt hepatic encephalopathy (“OHE”) in patients with early decompensation in liver cirrhosis (RED-C) are ongoing. Enrollment of one of two global Phase 3 trials was completed as of December 31, 2023 and enrollment of the second trial was completed in April 2024. We are planning to meet with regulatory authorities in Japan in 2024.
~~•~~Amiselimod (S1P modulator) - A Phase 2 study to evaluate Amiselimod (S1P modulator) for the treatment of mild to moderate ulcerative colitis completed enrollment in July 2023 and the induction portion of the study was completed in the fourth quarter of 2023. In the topline results, Amiselimod met the primary and key secondary endpoints including clinical and endoscopic measures in the double-blind induction period of the study; the open-label extension up to 52 weeks is currently ongoing. In April we met with the U.S. Food and Drug Administration (“FDA”) for an end of Phase 2 meeting and Phase 3 planning and expect to meet with other international authorities later in the year.
Solta Medical
•Clear + Brilliant® Touch - Next generation Clear + Brilliant® laser is designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths with submissions in Europe, Canada and Asia Pacific markets planned in 2024.
~~•~~Fraxel® - Next Generation Fraxel® is a fractionated laser device for skin resurfacing and is planned for FDA submission in the first half of 2024.
Dermatology
•CABTREO® - the first and only FDA-approved fixed-dose, triple-combination topical treatment for acne. CABTREO® Topical Gel was launched in the U.S. in the first quarter of 2024. A New Drug Submission was submitted to Health Canada on May 30, 2023.
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
~~•~~Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. To date, Bausch + Lomb has launched and acquired the right to launch Lumify® in various countries. Bausch + Lomb also has new line extension formulations that were recently launched or are under development, including Lumify® Eye IlluminationsTM which launched in the U.S. in September 2023 and Lumify® Preservative Free, for which a New Drug Application (“NDA”) was approved by the FDA in April 2024, and is anticipated to launch in the first quarter of 2025.
•Bausch + Lomb is expanding its portfolio of premium intraocular lenses (“IOL”) built on the enVista® platform with enVista AspireTM (Monofocal Plus), enVista EnvyTM Trifocal and enVista BeyondTM (extended depth of focus (“EDOF”)) optical designs with two options: non-Toric and Toric for astigmatism patients. enVista AspireTM monofocal and toric IOLs with Intermediate Optimized optics launched in the U.S. during October 2023 and Bausch + Lomb anticipates launching in Europe and Canada in 2025. In addition, Bausch + Lomb anticipates launching

enVista EnvyTM in the U.S. and Canada in 2024 and in Europe in 2025, and anticipates launching enVista BeyondTM in the U.S. in 2026.
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
In September 2023, Bausch + Lomb acquired XIIDRA®, the first and only non-steroid eye drop specifically approved to treat the signs and symptoms of dry eye disease focusing on inflammation associated with dry eye, and certain other ophthalmology assets from Novartis Pharma AG and Novartis Finance Corporation (together with Novartis Pharma AG, “Novartis”) (the “XIIDRA Acquisition”). Bausch + Lomb believes the XIIDRA Acquisition complements and will grow its existing dry eye franchise.
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
In January 2023, Bausch + Lomb acquired AcuFocus, Inc., an ophthalmic medical device company that has delivered small aperture intraocular technology to address the diverse unmet needs in eye care. The IC-8® Apthera™ IOL was approved by the FDA in July 2022 as the first and only small aperture non-toric EDOF IOL for certain cataract patients who have as much as 1.5 diopters of corneal astigmatism and wish to address presbyopia at the same time. Bausch + Lomb believes the IC-8® Apthera™ IOL will bolster its surgical portfolio by enhancing the IOL offerings, which is a strategic area of focus for Bausch + Lomb.
See Note 4, “LICENSING AGREEMENTS AND ACQUISITIONS” to our unaudited interim Condensed Consolidated Financial Statements for additional information.
Divest Assets to Simplify Our Business
In order to better focus on our core businesses, we continue to evaluate opportunities to simplify our operations and improve our capital structure, including divesting non-core assets in order to narrow the Company’s activities to our core businesses where we believe we have an existing and sustainable competitive edge and the ability to generate operational efficiencies.
We will continue to consider dispositions of various assets in line with this strategy. While we anticipate that any future divestiture activities will be on non-core assets, we will consider dispositions in core areas that we believe represent attractive opportunities for the Company. See Note 4, “LICENSING AGREEMENTS AND ACQUISITIONS” to our unaudited interim Condensed Consolidated Financial Statements for additional information.

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
Cash-pay Prescription Program - The cash-pay or Point of Sale program was adopted to address the affordability and availability of certain branded dermatology products when insurers and pharmacy benefit managers are no longer offering those branded prescription pharmaceutical products under their designated pharmacy benefit offerings. This program is currently limited to a select group of our brands and offered through different fulfillment platforms which allows for patients to choose telemedicine, direct delivery to their home or to a pharmacy of their choice. This program is designed to connect patients with dermatologists and provide patients both a predictable customer experience and a predictable cost for their dermatology health care needs.
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
Salix - We believe in our GI product portfolio and we have implemented initiatives, including increasing our marketing investment in Xifaxan®, to further capitalize on the value of the infrastructure we have built around these products to extend our market share. We have continued our investment in Xifaxan® direct to consumer (“DTC”) advertising and new sales force capabilities. Additionally, our rifaximin SSD formulation is under development for the prevention of OHE and other complications in patients with early decompensation in liver cirrhosis (RED-C). The drug candidate is administered orally, and is a next-generation rifaximin formulation that acts by targeting the beta-subunit of bacterial DNA-dependent RNA polymerase. We are also investing in developing our Amiselimod (S1P modulator) for the treatment of moderate to severe ulcerative colitis, as well as evaluating its potential for treatment of Crohn’s disease.
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
Solta Medical - More than 70% of our Solta Medical business revenues has historically come from consumables, which we believe results in a durable business model. We continue to invest in expanding our presence in key markets, including broadening the reach of our DTC campaigns in the U.S., the expansion of Thermage® FLX which was approved by China’s National Medical Products Administration as a medical device in January 2024, and the strengthening of our sales force in the U.S. and Europe.
Diversified - We continue to seek ways to bring out value in our promoted and nonpromoted products within our Diversified portfolios. In 2023, we increased our investments in the marketing and advertising of Aplenzin® as the only approved major depressive disorder product for Seasonal Affective Disorder, and we also expanded our consumer awareness campaign for Jublia®. Adding to our established acne product portfolio, we launched CABTREO® Topical Gel in the U.S. in the first quarter of 2024. In our generics portfolio, we are focused on effectively managing this portfolio of non-promoted products. In our Dentistry business, we are increasing our investments in Arestin® direct to patient activation and awareness campaigns.
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
Our revenues attributable to Russia, Ukraine and Belarus for the three months ended March 31, 2024 and 2023 were approximately 2% of our total revenues in each period. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
Israel-Hamas Conflict
The conflict between Israel and Hamas began during October 2023. Our revenues attributable to Israel for the three months ended March 31, 2024 and 2023 were less than 1% of our total revenues in each period. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
For a further discussion of these and other risks relating to our international business, see Item 1A. “Risk Factors — Risk Relating to the Russia and Ukraine conflict” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 22, 2024.

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
The Company has included the estimated impact of the Inclusive Framework, as currently adopted, in its tax provision beginning in 2024. While the estimated impact is not material, it is possible that the further implementation of the Inclusive Framework could have a material effect on our liability for corporate taxes or our consolidated tax rate in the future.
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
In August 2022, the Inflation Reduction Act (“IRA”) was signed into law, which among other matters made significant changes to how drugs are covered and paid for under the Medicare program, including imposing financial penalties if drug prices are increased at a rate faster than inflation, redesigning Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allowing the U.S. government to set prices for certain drugs in Medicare.
In addition, a number of U.S. states have implemented IRA-like price controls on pharmaceutical manufacturers. All state Medicaid programs have implemented voluntary supplemental drug rebate programs that may provide states with additional manufacturer rebates in exchange for preferred status on a state’s formulary or for patient populations that are not included in the traditional Medicaid drug benefit coverage. In addition, certain U.S. states have passed legislation intended to impact pricing or requiring manufacturers to report price increases to states, including certain states also allowing for drug affordability (i.e. price control) review boards. It is expected that state legislatures will continue to focus on drug pricing in 2024 and that similar bills will be passed in more states. These proposals create new authorities for state regulatory bodies to limit reimbursement for certain drugs and such efforts may expand to additional states.
We continue to evaluate the impact of the IRA and other newly enacted and proposed U.S. federal and state legislation, as well as proposed rule-making and guidance published by the U.S. Department of Health and Human Services, the FDA, and applicable foreign governments in locations in which we operate; however, at this time, it is unclear the effect these matters may have on our businesses.

See Item 1. “Business-Government Regulations” and Item 1A. “Risk Factors-Risks Relating to Specific Legislation and Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 22, 2024 for additional information on the risks associated with these regulations and related matters.
Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity in 2026 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2026 or in later years. Following LOE of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the LOE or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic (“AG”) of such product (either ourselves or through a third-party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material.
2026 through 2028 LOE Branded Products - Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified branded products that we believe could begin facing potential LOE and/or generic competition in the U.S. and Canada during the years 2026 through 2028. These products and year of expected LOE include, but are not limited to, Aplenzin® (2026), Bryhali® (2026), Relistor® Subcutaneous (2028) and Xifaxan® (2028) in the U.S. and Jublia® (2028) in Canada. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
In addition, for a number of our products (including Xifaxan® 550 mg, Arazlo®, Trulance® and Lumify® in the U.S), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. If we are not successful in these proceedings, we may face increased generic competition for these products.
See Note 17, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements elsewhere in this Form 10-Q, as well as Note 20, “LEGAL PROCEEDINGS” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 22, 2024 for further details regarding certain infringement proceedings.
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
See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 22, 2024, for additional information on our competition risks.
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
FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides selected unaudited financial information for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023	Change
Revenues	$2,153	$1,944	$209
Operating income	$281	$175	$106
Loss before income taxes	$(69)	$(136)	$67
Net loss attributable to Bausch Health Companies Inc.	$(64)	$(201)	$137
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.17)	$(0.55)	$0.38
Financial Performance
Summary of the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Revenues for the three months ended March 31, 2024 and 2023 were $2,153 million and $1,944 million, respectively, an increase of $209 million, or 11%. The increase was primarily due to growth across all our segments driven by: (i) higher volumes, (ii) incremental sales attributable to acquisitions and (iii) improved net pricing, partially offset by: (i) the impact of divestitures and discontinuations and (ii) the unfavorable impact of foreign currencies.
Operating income for the three months ended March 31, 2024 and 2023 was $281 million and $175 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $320 million and $319 million, Asset impairments of $1 million and $13 million and Share-based compensation of $33 million and $41 million, respectively. The increase in our operating results of $106 million reflects, among other factors:
•an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $151 million primarily due to the increase in revenues as previously discussed;
•an increase in selling, general and administrative (“SG&A”) of $69 million primarily attributable to higher selling, advertising and promotion expenses partially offset by the favorable impact of foreign currencies;
•an increase in R&D expenses of $8 million attributable to higher spend, primarily on certain projects in our Bausch + Lomb and Salix segments; and
•a decrease in Other expense, net of $23 million, primarily attributable to adjustments during the three months ended March 31, 2023 to reflect changes in estimates of the liability for Acquisition-related contingent consideration.
Loss before income taxes for the three months ended March 31, 2024 and 2023 was $69 million and $136 million, respectively, a favorable change of $67 million. The change is primarily attributable to: (i) the increase in our operating results of $106 million, as previously discussed and (ii) a Gain on extinguishment of debt of $11 million in the first quarter of 2024, partially offset by an increase in interest expense of $48 million.
Net loss attributable to Bausch Health for the three months ended March 31, 2024 and 2023 was $64 million and $201 million, respectively, an increase in our results of $137 million, due to: (i) a favorable change in our Loss before income taxes of $67 million, as previously discussed and (ii) a favorable change in income taxes of $65 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023	Change
Revenues
Product sales	$2,129	$1,922	$207
Other revenues	24	22	2
	2,153	1,944	209
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	628	572	56
Cost of other revenues	12	10	2
Selling, general and administrative	794	725	69
Research and development	151	143	8
Amortization of intangible assets	274	273	1
Asset impairments	1	13	(12)
Restructuring, integration and separation costs	12	10	2
Other expense, net	—	23	(23)
	1,872	1,769	103
Operating income	281	175	106
Interest income	9	6	3
Interest expense	(355)	(307)	(48)
Gain on extinguishment of debt	11	—	11
Foreign exchange and other	(15)	(10)	(5)
Loss before income taxes	(69)	(136)	67
Provision for income taxes	(8)	(73)	65
Net loss	(77)	(209)	132
Net loss attributable to noncontrolling interest	13	8	5
Net loss attributable to Bausch Health Companies Inc.	$(64)	$(201)	$137
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
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
Our revenues were $2,153 million and $1,944 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $209 million, or 11%. The increase was primarily due to: (i) an increase in volumes of $91 million, primarily attributable to our Bausch + Lomb, Solta Medical and Salix segments, (ii) incremental sales attributable to Bausch + Lomb acquisitions of $88 million, primarily due to XIIDRA® and (iii) an increase in net realized pricing of $56 million, attributable to our Bausch + Lomb, Diversified, International and Solta Medical segments, partially offset by: (i) the impact of divestitures and discontinuations of $18 million and (ii) the unfavorable impact of foreign currencies of $8 million, primarily in Asia.
The changes in our segment revenues and segment profits for the three months ended March 31, 2024, are discussed in further detail below under “ — Reportable Segment Revenues and Profits.”

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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024		2023
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,823	100.0%	$3,293	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	155	4.1%	139	4.2%
Returns	42	1.1%	42	1.3%
Rebates	902	23.6%	664	20.2%
Chargebacks	523	13.7%	465	14.1%
Distribution fees	72	1.9%	61	1.9%
Total provisions	1,694	44.4%	1,371	41.7%
Net product sales	2,129	55.6%	1,922	58.3%
Other revenues	24		22
Revenues	$2,153		$1,944
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 44.4% and 41.7% for the three months ended March 31, 2024 and 2023, respectively, an increase of 2.7 percentage points due primarily to the following factors:
•rebates as a percentage of gross product sales were higher primarily due to: (i) the 2023 acquisition of XIIDRA® and the launch of MIEBO® by Bausch + Lomb and (ii) the launch of our Dermatology product, CABTREO® and (iii) increases in rebates for certain branded products such as Xifaxan® and Glumetza® SLX, partially offset by rebates for certain products such as Elidel® and Onexton®;
•chargebacks as a percentage of gross product sales were lower primarily due to lower gross product sales of certain branded generics. These decreases were partially offset by: (i) increases related to the 2023 acquisition of XIIDRA® by Bausch + Lomb, (ii) increased volumes in Bausch + Lomb’s generics business and (iii) increased gross product sales for our neurology product Wellbutrin®.

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
Cost of goods sold was $628 million and $572 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $56 million, or 10%. The increase was primarily driven by: (i) the cost of sales associated with Bausch + Lomb acquisitions in 2023, (ii) unfavorable manufacturing variances and (iii) the increase in volumes, as previously discussed, partially offset by the impact of discontinuations in 2023.
Cost of goods sold as a percentage of product sales revenue were 29.5% and 29.8% for the three months ended March 31, 2024 and 2023, respectively, a decrease of 0.3 percentage points.
Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs. The Company has incurred, and expects to continue to incur, incremental costs with respect to the B+L Separation. These separation-related costs include, but are not limited to: (i) rebranding costs and (ii) costs associated with facility relocation and/or modification.
SG&A expenses were $794 million and $725 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $69 million, or 10%. The increase was primarily attributable higher selling, advertising and promotion expenses in our Bausch + Lomb segment partially offset by the favorable impact of foreign currencies. The increase in selling, advertising and promotion expenses were attributable to XIIDRA® and the launch of MIEBO®.
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
R&D expenses were $151 million and $143 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $8 million, or 6%. The increase is primarily attributable to higher spend on certain projects in our Bausch + Lomb and Salix segments. R&D expenses as a percentage of Product sales were approximately 7% for each of the three months ended March 31, 2024 and 2023.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 1 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $274 million and $273 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $1 million. The increase was primarily attributable to amortization of assets acquired by Bausch + Lomb in 2023, partially offset by fully amortized intangible assets no longer being amortized in 2024.
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
Asset impairments were $1 million and $13 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $12 million.
Asset impairments for the three months ended March 31, 2023 of $13 million were related to: (i) $8 million attributable to certain trade names no longer in use and (ii) $5 million attributable to the discontinuance of a certain product line.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, integration and separation costs
Restructuring, integration and separation costs were $12 million and $10 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $2 million.
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
Restructuring and integration costs were $12 million and $9 million for the three months ended March 31, 2024 and 2023, respectively. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation Costs
The Company has incurred, and will incur costs associated with activities relating to the B+L Separation. These B+L Separation activities include separating the Bausch + Lomb business from the remainder of the Company. Separation costs are incremental costs directly related to the B+L Separation and include, but are not limited to legal, audit and advisory fees. Separation costs were not material for the three months ended March 31, 2024 and 2023. The extent and timing of future charges of these costs to complete the B+L Separation cannot be reasonably estimated at this time and could be material.
See Note 5, “RESTRUCTURING, INTEGRATION AND SEPARATION COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.
Other Expense, Net
Other Expense, Net for the three months ended March 31, 2024 and 2023 consists of the following:

	Three Months Ended March 31,
(in millions)	2024	2023
Litigation and other matters	$6	$(8)
Acquisition-related contingent consideration	(2)	31
Gain on sale of assets, net	(4)	—
	$—	$23
Acquisition-related contingent consideration for the three months ended March 31, 2024 and 2023, primarily includes adjustments for changes in estimates in the timing and amounts of the future royalty and milestone payments related to certain branded products.
For the three months ended March 31, 2023, Litigation and other matters primarily relates to an insurance recovery regarding certain litigation matters.

Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization and write-off of debt discounts, premiums and debt issuance costs under our credit facilities and notes as well as the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company’s cross-currency swaps.
Interest expense was $355 million and $307 million, and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $14 million and $11 million, for the three months ended March 31, 2024 and 2023, respectively. Interest expense for the three months ended March 31, 2024 increased $48 million, or 16%, as compared to the three months ended March 31, 2023, primarily due to the interest expense associated with Bausch + Lomb’s Secured Notes and Term Facility related to the acquisition of XIIDRA®.
The weighted average stated rate of interest as of March 31, 2024 and 2023 was 8.02% and 7.87%, respectively.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements and the section titled “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” for further details.
Gain on Extinguishment of Debt
Gain on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Gain on extinguishment of debt was $11 million for the three months ended March 31, 2024 and was attributable to open market repurchases. There was no gain on extinguishment of debt for the three months ended March 31, 2023. See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a loss of $15 million and $10 million for the three months ended March 31, 2024 and 2023, respectively, an unfavorable change of $5 million, primarily due to: (i) transaction gains/losses on intercompany balances and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Income Taxes
Provision for income taxes was $8 million and $73 million for the three months ended March 31, 2024 and 2023, respectively, a favorable change of $65 million.
Our effective income tax rate for the three months ended March 31, 2024 differs from the statutory Canadian income tax rate primarily due to: (i) the tax provision generated from our annualized mix of earnings by jurisdiction, (ii) the recording of valuation allowances on entities for which no tax benefit of losses is expected and (iii) the discrete treatment of certain tax matters, primarily related to changes in uncertain tax positions.
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
See Note 15, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
The following is a brief description of the Company’s segments:
•The Salix segment consists of sales in the U.S. of GI products. Sales of the Xifaxan® product line represent approximately 80% of the Salix segment revenues.
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
•The Bausch + Lomb segment consists of global sales of Bausch + Lomb Vision Care, Surgical and Pharmaceuticals products.
Segment profit is based on operating income after the elimination of intercompany transactions, including between Bausch + Lomb and other segments. Certain costs such as Amortization of intangible assets, Asset impairments, Goodwill impairments, Restructuring, integration and separation costs and Other (income) expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 18, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements for a reconciliation of segment profit to Loss before income taxes.
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended March 31, 2024 and 2023. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024		2023		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$499	23%	$496	26%	$3	1%
International	265	12%	247	13%	18	7%
Solta Medical	88	4%	73	4%	15	21%
Diversified	202	9%	197	10%	5	3%
Bausch + Lomb	1,099	52%	931	47%	168	18%
Total revenues	$2,153	100%	$1,944	100%	$209	11%

Segment Profits / Segment Profit Margins
Salix	$329	66%	$314	63%	$15	5%
International	87	33%	77	31%	10	13%
Solta Medical	40	45%	36	49%	4	11%
Diversified	114	56%	107	54%	7	7%
Bausch + Lomb	242	22%	211	23%	31	15%
Total segment profits	$812	38%	$745	38%	$67	9%
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
The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for the three months ended March 31, 2024 and 2023 by segment.

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$499	$—	$—	$499	$496	$(9)	$487	$12	2%
International	265	(14)	—	251	247	(1)	246	5	2%
Solta Medical	88	2	—	90	73	—	73	17	23%
Diversified	202	—	—	202	197	(6)	191	11	6%
Bausch + Lomb	1,099	20	(88)	1,031	931	(2)	929	102	11%
Total	$2,153	$8	$(88)	$2,073	$1,944	$(18)	$1,926	$147	8%
Salix Segment:
Salix Segment Revenue
The Salix segment includes our Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 80% of the Salix segment revenues. No other single product group represents 10% or more of the Salix segment product sales. Salix segment revenue for the three months ended March 31, 2024 and 2023 was $499 million and $496 million, respectively, an increase of $3 million, or 1%. The increase is primarily attributable to increase in volumes of $13 million, primarily driven by Xifaxan®, partially offset by: (i) the impact of divestitures and discontinuations of $9 million and (ii) decrease in net realized pricing of $1 million, primarily due to higher rebate levels associated with certain non-promoted products.
Salix Segment Profit
The Salix segment profit for the three months ended March 31, 2024 and 2023 was $329 million and $314 million, respectively, an increase of $15 million, or 5%. The increase was primarily driven by: (i) an increase in contribution attributable to the increase in revenues, as previously discussed, and lower royalty payments and (ii) a decrease in SG&A expenses, partially offset by higher R&D expenses, including expenses for our global RED-C and Amiselimod programs, as previously discussed.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $265 million and $247 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $18 million, or 7%. The increase was primarily attributable to: (i) the favorable impact of foreign currencies of $14 million and (ii) an increase in net realized pricing of $6 million, partially offset by: (i) a decrease in volumes of $1 million and (ii) the impact of divestitures and discontinuations of $1 million.
International Segment Profit
The International segment profit for the three months ended March 31, 2024 and 2023 was $87 million and $77 million, respectively, an increase of $10 million, or 13%. The increase was primarily driven by: (i) an increase in contribution attributable to the increase in revenues, as previously discussed and (ii) a favorable change in year over year product mix, partially offset by an increase in SG&A expenses.

Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for approximately 80% of the Solta Medical segment revenues for each of the three months ended March 31, 2024 and 2023. The Solta Medical segment revenue for the three months ended March 31, 2024 and 2023 was $88 million and $73 million, respectively, an increase of $15 million, or 21%. The increase was primarily attributable to increase in: (i) volumes of $16 million and (ii) net realized pricing of $1 million, partially offset by the unfavorable impact of foreign currencies of $2 million.
Solta Medical Segment Profit
The Solta Medical segment profit for the three months ended March 31, 2024 and 2023 was $40 million and $36 million, respectively, an increase of $4 million, or 11%. The increase was primarily driven by the increase in contribution which is attributable to the increase in revenues, as previously discussed, partially offset by higher manufacturing variances. The increase in contribution was partially offset by an increase in SG&A expenses.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the three months ended March 31, 2024 and 2023 was $202 million and $197 million, respectively, an increase of $5 million, or 3%. The increase was primarily driven by the increase in net realized pricing of $18 million, in our Dermatology and Neurology businesses, partially offset by: (i) a decrease in volumes of $7 million and (ii) the impact of the discontinuation of certain Dermatology and Generics products of $6 million.
Diversified Segment Profit
The Diversified segment profit for the three months ended March 31, 2024 and 2023 was $114 million and $107 million, respectively, an increase of $7 million, or 7%. The increase was primarily driven by: (i) higher contribution attributable to the increase in revenues, as previously discussed, and (ii) a decrease in SG&A expenses.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $1,099 million and $931 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $168 million, or 18%. The increase was primarily driven by: (i) incremental sales attributable to acquisitions of $88 million, primarily driven by the Pharmaceuticals business, (ii) an increase in volumes of $70 million, across all of the Bausch + Lomb businesses and (iii) an increase in net realized pricing of $32 million, primarily driven by the Vision Care business, partially offset by: (i) the unfavorable impact of foreign currencies of $20 million, primarily in Asia and (ii) the impact of divestitures and discontinuations of $2 million, particularly the discontinuation of certain products within the Vision Care and Pharmaceuticals businesses.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the three months ended March 31, 2024 and 2023 was $242 million and $211 million, respectively, an increase of $31 million, or 15%. The increase was primarily driven by higher contribution, attributable to the increase in volumes and pricing, as previously discussed, partially offset by an increase in selling expenses and advertising and promotion expenses, primarily related to XIIDRA® and the launch of MIEBO®.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
(in millions)	2024	2023	Change
Net loss	$(77)	$(209)	$132
Adjustments to reconcile net loss to net cash provided by operating activities	323	424	(101)
Cash provided by operating activities before changes in operating assets and liabilities	246	215	31
Changes in operating assets and liabilities	(35)	(61)	26
Net cash provided by operating activities	211	154	57
Net cash used in investing activities	(73)	(78)	5
Net cash used in financing activities	(340)	(142)	(198)
Effect of exchange rate changes on cash, cash equivalents and other	(5)	6	(11)
Net decrease in cash, cash equivalents, restricted cash and other settlement deposits	(207)	(60)	(147)
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	962	591	371
Cash, cash equivalents and restricted cash, end of period	$755	$531	$224
Operating Activities
Net cash provided by operating activities was $211 million and $154 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $57 million.
Cash provided by operating activities before changes in operating assets and liabilities was $246 million and $215 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $31 million. The increase is primarily attributable to: (i) changes in business performance and (ii) lower payments of separation costs and separation-related costs. Due to the accounting treatment for the Exchange Offer, a portion of contractual interest payments on the New Secured Notes reduce the premium on the New Secured Notes. These amounts are excluded from Net cash provided by operating activities and are included in Repayments of long term debt in financing activities.
Changes in operating assets and liabilities resulted in a net decrease in cash of $35 million for the three months ended March 31, 2024, as compared to $61 million for the three months ended March 31, 2023, a favorable change of $26 million. During the three months ended March 31, 2024, Changes in operating assets and liabilities were unfavorably impacted by: (i) an increase in inventories of $144 million and (ii) timing of collection of trade receivables of $63 million, partially offset by timing of other payments in the ordinary course of business of $172 million. During the three months ended March 31, 2023, changes in operating assets and liabilities were negatively impacted by: (i) an increase in inventories of $128 million and (ii) the timing of other payments in the ordinary course of business of $41 million, partially offset by the timing of collection of trade receivables of $108 million.
Investing Activities
Net cash used in investing activities was $73 million for the three months ended March 31, 2024 and was primarily driven by purchases of property, plant and equipment.
Net cash used in investing activities was $78 million for the three months ended March 31, 2023 and was primarily driven by Purchases of property, plant and equipment of $47 million and acquisitions and other investments of $31 million.
Financing Activities
Net cash used in financing activities was $340 million for the three months ended March 31, 2024 and was primarily driven by the repayment of long-term debt of $390 million which includes: (i) the repurchase and retirement of certain outstanding senior unsecured notes in the open market with aggregate par value of $250 million for approximately $238 million, (ii) $50 million of repayments under the B+L Revolving Credit Facility, (iii) $39 million of contractual interest payments on the New Secured Notes allocated to the reduction of the recorded premiums, as discussed above, (iv) $38 million of amortization on the Term Loan B Facilities and (v) repayments of $25 million under our AR Credit Facility, partially offset by the issuance of long-term debt of $75 million, representing borrowings under the B+L Revolving Credit Facility.

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
Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of March 31, 2024 includes $325 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
As discussed in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements, as of March 31, 2024, we had aggregate maturities and mandatory payments of our principal balances of debt obligations as follows:

(in millions)	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter	Total
Total debt obligations	$116	$2,675	$757	$6,773	$7,194	$1,609	$1,593	$20,717
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
Our ability to satisfy our debt obligations will depend principally upon our future operating performance, as well as our continuing efforts to improve our balance sheet. Our ability to restructure or refinance our debt, should we elect to do so, will depend on the capital markets and our financial condition at such times. Additional information about these factors can be found in Item 1A. “Risk Factors – Debt-related Risks” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 22, 2024.
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $22,074 million and $22,388 million as of March 31, 2024 and December 31, 2023, respectively. Aggregate contractual principal amounts due under our debt obligations were $20,717 million and $21,006 million as of March 31, 2024 and December 31, 2023, respectively, a decrease of $289 million.
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
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L May 2027 Term Loan B Facility and B+L September 2028 Term Loan B Facility are denominated in U.S. dollars, and borrowings under the B+L Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of March 31, 2024, the B+L Revolving Credit Facility had $300 million of outstanding borrowings, $26 million of issued and outstanding letters of credit and $174 million of remaining availability.
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
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional details.
Accounting for the Exchange Offer
During September 2022, the Company closed a series of transactions whereby it exchanged (the “Exchange Offer”) validly tendered senior unsecured notes for newly issued secured notes. The Company performed an assessment of the Exchange Offer and determined that it met the criteria to be accounted for as a troubled debt restructuring under Accounting Standards Codification 470-60. As a result of the application of this accounting, the difference between the principal amount of the New Secured Notes and their carrying value was recorded as a premium and is included in long-term debt on the Company’s Condensed Consolidated Balance Sheet.
The original premium recorded on the New Secured Notes was $1,835 million, which will be reduced as contractual interest payments are made on the New Secured Notes. The portion of each contractual interest payment allocated to reduce the recorded premium is determined as the difference between the payment due and the calculated interest at the effective interest rate of the underlying carry amount of the associated note. During the three months ended March 31, 2024 and 2023, the Company made contractual interest payments of $45 million and $128 million, respectively, related to the New Secured Notes, of which $39 million and $111 million, respectively, was recorded as a reduction of the premium.

The following table presents the future scheduled contractual interest payments of the New Secured Notes. Contractual interest payments will be allocated to the reduction of the recorded premium and interest expense as presented below. The amount of interest which reduces the recorded premium will be reported as a financing activity in the Condensed Consolidated Statements of Cash Flows.

(in millions)	Remainder of 2024	2025	2026	2027	2028	2029 and 2030	Total
Interest payments:
11.00% First Lien Secured Notes due 2028	$195	$195	$195	$195	$196	$—	$976
14.00% Second Lien Secured Notes due 2030	49	49	49	49	49	99	344
9.00% Intermediate Holdco Secured Notes due 2028	45	90	90	90	45	—	360
	$289	$334	$334	$334	$290	$99	$1,680
Interest payments recorded as:
Interest expense	$34	$36	$34	$31	$25	$7	$167
Reduction of recorded premium	255	298	300	303	265	92	1,513
	$289	$334	$334	$334	$290	$99	$1,680
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
Senior Unsecured Notes
The Senior Unsecured Notes (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements) issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2022 Amended Credit Agreement. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2022 Amended Credit Agreement. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. In connection with the closing of the B+L IPO, the discharge of the April 2025 Unsecured Notes Indenture and the related release under the 2022 Amended Credit Agreement described above, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $16,248 million and total liabilities of $10,766 million as of March 31, 2024, and revenues of $1,235 million and operating loss of $6 million for the three months ended March 31, 2024.
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
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional details.
Availability Under Revolving Credit Facilities
As of May 2, 2024, there were no outstanding borrowings, $23 million of issued and outstanding letters of credit and approximately $950 million of remaining availability under the 2027 Revolving Credit Facility.
As of May 2, 2024, we have $325 million of outstanding borrowings, in the aggregate, and the AR Facility Agreement provides for up to an additional $275 million of availability, subject to certain borrowing base tests.
As of May 2, 2024, there were $350 million of outstanding borrowings, $26 million of issued and outstanding letters of credit and $124 million of remaining availability under the B+L Revolving Credit Facility. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L Revolving Credit Facility are not available to fund the operations, investing and financing activities of any other subsidiaries of Bausch Health.
Covenant Compliance
As of March 31, 2024, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of this Form 10-Q.
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
As of March 31, 2024, 1261229 B.C. Ltd., directly or indirectly held approximately 88% of the issued and outstanding shares of Bausch + Lomb, as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s indentures. In connection therewith, Bausch + Lomb and its subsidiaries, are now unrestricted subsidiaries of the Company and, as a result, are no longer subject to the covenants under the relevant Bausch Health indentures, and the earnings and debt of Bausch + Lomb, as defined in the relevant indentures, are also not included in the calculation of the Company’s financial maintenance covenant.
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
Weighted Average Interest Rate
The accounting for the Exchange Offer results in the New Secured Notes being carried at a premium relative to their principal amount and will result in no interest expense to be recorded in our financial statements for a significant portion of the New Secured Notes. Therefore, interest expense recorded in our financial statements will differ significantly from the contractual interest rates of the New Secured Notes and term loan facilities. The weighted average interest rate of our debt as reported in our financial statements and the weighted average stated rate of interest was 6.54% and 8.02%, respectively, as of March 31, 2024.

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
Credit Rating
As of May 2, 2024, the credit ratings and outlook from Moody’s, Standard & Poor’s (“S&P’s”) and Fitch for certain outstanding obligations of the Company were as follows:

	Bausch Health Companies Inc.				Bausch + Lomb Corporation
Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook	Corporate Rating	Senior Secured Rating	Outlook
Moody’s	Caa2	Caa1	Ca	Stable		B1	Stable
Standard & Poor’s	CCC+	B-	CCC	Negative	B-	B-	Positive
Fitch	CCC	B	C	No Outlook	B-	BB-	Rating Watch Evolving
Bausch Health Companies Inc. - During April 2024, S&P raised our corporate, senior secured and unsecured ratings one notch, and Moody’s revised the outlook to stable from negative.
Bausch + Lomb Corporation - During April 2024, Moody’s revised the outlook to stable from negative.
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
A substantial portion of our cash requirements for the remainder of 2024 are for debt service. Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring, integration, separation costs, benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions. We are considering further acquisition opportunities within our core therapeutic areas, some of which could be sizable.
In addition to our working capital requirements, as of March 31, 2024, we expect our primary cash requirements during the remainder of 2024 to include:
~~•~~Debt repayments and interest payments—We anticipate making mandatory amortization and interest payments of approximately $1,423 million during the period April 1, 2024 through December 31, 2024. We have and, in the future, may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash from operations and cash provided from the sale of common stock and additional debt financings in connection with the B+L Separation;
•Capital expenditures—We expect to make payments of approximately $240 million for property, plant and equipment during the period April 1, 2024 through December 31, 2024; and
~~•~~Contingent consideration and milestone payments—We expect to make contingent consideration payments of approximately $40 million during the period April 1, 2024 through December 31, 2024.
Future Costs of B+L Separation
The Company has incurred costs associated with activities to complete the B+L Separation and will continue to incur costs associated with the B+L Separation. These activities include the costs of separating Bausch + Lomb business from the remainder of the Company. Separation costs are incremental costs directly related to the B+L Separation and include, but are not limited to legal, audit and advisory fees. The Company has also incurred, and will incur, separation-related costs which are incremental costs indirectly related to the B+L Separation. These costs include, but are not limited to: (i) rebranding costs and (ii) costs associated with facility relocation and/or modification. The extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material.
Litigation Payments
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of March 31, 2024, the Company’s Condensed Consolidated Balance Sheet includes accrued loss contingencies of $347 million related to matters which are both probable and reasonably estimable, however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
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
Unrecognized Tax Benefits
As of March 31, 2024, the Company had unrecognized tax benefits totaling $880 million of which, $30 million is expected to change in the next 12 months, however a reliable estimate of the period in which the remaining uncertain tax positions will be payable, if ever, cannot be made.
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
There have been no other material changes to the contractual obligations disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Contractual Obligations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 22, 2024.
OUTSTANDING SHARE DATA
Our common shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “BHC”.
At April 26, 2024, we had 366,796,721 issued and outstanding common shares. In addition, as of April 26, 2024, we had outstanding 10,274,174 stock options and 10,496,044 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 1,796,338 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 3,385,549 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
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

Management has reassessed the critical accounting policies and estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 22, 2024, and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024.
Interim Goodwill Assessment
No events occurred or circumstances changed during the three months ended March 31, 2024, that indicated that the fair value of any reporting unit might be below its respective carrying value. However, as a result of certain market conditions, macroeconomic factors and other business specific related factors that existed in 2023, the Company continues to monitor changes in the facts and circumstances which may impact the fair value of its Dermatology, Neurology and Generics reporting units. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and any such charges could be material.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for the remainder of this fiscal year and beyond; the Company’s plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in the 2022 Amended Credit Agreement, senior notes indentures and the AR Facility Agreement; the ability of our subsidiary, Bausch + Lomb, to comply with the financial and other covenants contained in the B+L Senior Secured Credit Facilities and the B+L October 2028 Secured Notes; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation; the anticipated impact from the ongoing conflicts between Russia and Ukraine and between Israel and Hamas; and the Company’s plan to separate its eye- health business, including the costs, structure and timing of completing such separation transaction.
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
•compliance with the legal and regulatory requirements of our marketed drugs and other products, including our dietary products;
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
•our ability to effectively operate and grow our businesses in light of the challenges that the Company has faced and market conditions, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our past pricing and other practices, limitations on the way we conduct business imposed by the covenants contained in our 2022 Amended Credit Agreement, AR Facility Agreement, the B+L Senior Secured Credit Facilities, our senior notes indentures, the senior notes indenture of B+L and the agreements governing our other indebtedness;
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
•the implementation of the OECD’s Inclusive Framework, including the global minimum corporate tax rate, by the countries in which we operate;
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
•any current and potential future trade disputes between the U.S. and China;
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
•our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the filing by Norwich Pharmaceuticals Inc. (“Norwich”) and Amneal Pharmaceuticals of New York, LLC, U.S. Agent for Amneal EU, Limited (collectively “Amneal”) of their Abbreviated New Drug Applications (“ANDAs”) for Xifaxan® (rifaximin) 550 mg tablets and the Company’s related lawsuits filed against Norwich and Amneal in connection therewith) and the impact of the Norwich Appeal Decision and related litigation on, among other things, our business results, financial results, and the B+L Separation;
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
•our ability to effectively monitor and respond to expectations regarding environmental, social and governance matters; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”) on February 22, 2024, risks in Item 1A. “Risk Factors” of Part II of this Form 10-Q and risks detailed from time to time in our other filings with the SEC and the CSA, as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024, under Item 1A. “Risk Factors”, under Item 1A. “Risk Factors” of Part II of this Form 10-Q and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as indicated below under “— Interest Rate Risk” and “— Inflation Risk”, there have been no material changes to our exposures to market risks as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 22, 2024.
Interest Rate Risk
As of March 31, 2024, we had $14,857 million and $5,860 million in outstanding aggregate principal amount of fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of March 31, 2024 was $10,378 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $267 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $269 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-point increase in interest rates would have an annualized pre-tax effect of approximately $59 million in our Condensed Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Inflation Risk
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 17, “LEGAL PROCEEDINGS” to the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 22, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended March 31, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

10.1*
Second Amendment to Credit and Security Agreement, dated as of March 28, 2024, amending the Credit and Security Agreement, dated June 30, 2023, by and among Bausch Receivables Funding LP, as Borrower, Bausch Receivables Funding GP ULC, Bausch Health US, LLC, as the Master Servicer, GLAS USA LLC, as Administrative Agent, GLAS Americas LLC, as Collateral Agent, KKR Capital Markets LLC, as Left Lead Arranger, KKR Credit Advisors (US) LLC, as Structuring Advisor, and the Lenders from time to time party thereto.

10.2*	Offer Letter regarding Appointment of John Barresi as Interim Chief Financial Officer, dated as of September 26, 2023. ††
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
†† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch Health Companies Inc. (Registrant)

Date:	May 2, 2024	/s/ THOMAS J. APPIO
Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2024	/s/ JOHN S. BARRESI
John S. Barresi Senior Vice President, Controller, and Chief Accounting Officer Interim Chief Financial Officer (Principal Financial and Accounting Officer)