Form 10-Q
period 2024-06-30
Bausch Health Companies Inc.
filed 2024-08-01
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 367,102,862 shares outstanding as of July 26, 2024.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to Euros and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of June 30, 2024.
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
ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$595	$947
Restricted cash	28	15
Trade receivables, net	2,102	1,998
Inventories, net	1,612	1,544
Prepaid expenses and other current assets	874	1,092
Total current assets	5,211	5,596
Property, plant and equipment, net	1,738	1,707
Intangible assets, net	5,903	6,456
Goodwill	11,127	11,183
Deferred tax assets, net	2,187	2,101
Other non-current assets	329	307
Total assets	$26,495	$27,350
Liabilities
Current liabilities:
Accounts payable	$579	$719
Accrued and other current liabilities	3,338	3,133
Current portion of long-term debt	452	450
Total current liabilities	4,369	4,302
Acquisition-related contingent consideration	230	253
Non-current portion of long-term debt	21,208	21,938
Deferred tax liabilities, net	170	163
Other non-current liabilities	745	776
Total liabilities	26,722	27,432
Commitments and contingencies (Note 17)
Deficit
Common shares, no par value, unlimited shares authorized, 366,985,967 and 365,238,917 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	10,483	10,423
Additional paid-in capital	181	214
Accumulated deficit	(9,832)	(9,778)
Accumulated other comprehensive loss	(2,007)	(1,881)
Total Bausch Health Companies Inc. shareholders’ deficit	(1,175)	(1,022)
Noncontrolling interest	948	940
Total deficit	(227)	(82)
Total liabilities and deficit	$26,495	$27,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Product sales	$2,379	$2,146	$4,508	$4,068
Other revenues	24	21	48	43
	2,403	2,167	4,556	4,111
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	708	640	1,336	1,212
Cost of other revenues	11	9	23	19
Selling, general and administrative	832	711	1,626	1,436
Research and development	156	156	307	299
Amortization of intangible assets	270	269	544	542
Asset impairments	5	37	6	50
Restructuring, integration and separation costs	12	16	24	26
Other expense (income), net	20	(83)	20	(60)
	2,014	1,755	3,886	3,524
Operating income	389	412	670	587
Interest income	8	7	17	13
Interest expense	(350)	(319)	(705)	(626)
Gain on extinguishment of debt	12	—	23	—
Foreign exchange and other	(11)	(21)	(26)	(31)
Income (loss) before income taxes	48	79	(21)	(57)
Provision for income taxes	(49)	(52)	(57)	(125)
Net (loss) income	(1)	27	(78)	(182)
Net loss (income) attributable to noncontrolling interest	11	(1)	24	7
Net income (loss) attributable to Bausch Health Companies Inc.	$10	$26	$(54)	$(175)

Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.03	$0.07	$(0.15)	$(0.48)
Diluted	$0.03	$0.07	$(0.15)	$(0.48)

Weighted-average common shares
Basic	367.9	364.8	367.4	364.1
Diluted	370.2	367.1	367.4	364.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(1)	$27	$(78)	$(182)
Other comprehensive (loss) income
Foreign currency translation adjustment	(84)	69	(118)	134
Other comprehensive (loss) income	(84)	69	(118)	134
Comprehensive (loss) income	(85)	96	(196)	(48)
Comprehensive loss attributable to noncontrolling interest	5	17	16	27
Comprehensive (loss) income attributable to Bausch Health Companies Inc.	$(80)	$113	$(180)	$(21)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders’ (Deficit) Equity
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ Deficit	Non- controlling Interest	Total (Deficit) Equity
	Shares	Amount

	Three Months Ended June 30, 2024
Balances, April 1, 2024	366.7	$10,480	$164	$(9,842)	$(1,917)	$(1,115)	$941	$(174)
Common shares issued under share-based compensation plans	0.3	3	(3)	—	—	—	—	—
Share-based compensation	—	—	36	—	—	36	—	36
Employee withholding taxes related to share-based awards	—	—	(4)	—	—	(4)	—	(4)
Vesting of B+L equity compensation	—	—	(12)	—	—	(12)	12	—
Net income (loss)	—	—	—	10	—	10	(11)	(1)
Other comprehensive (loss) income	—	—	—	—	(90)	(90)	6	(84)
Balances, June 30, 2024	367.0	$10,483	$181	$(9,832)	$(2,007)	$(1,175)	$948	$(227)

	Three Months Ended June 30, 2023
Balances, April 1, 2023	363.6	$10,405	$171	$(9,387)	$(1,989)	$(800)	$945	$145
Common shares issued under share-based compensation plans	0.4	7	(7)	—	—	—	—	—
Share-based compensation	—	—	33	—	—	33	—	33
Employee withholding taxes related to share-based awards	—	—	(3)	—	—	(3)	—	(3)
Vesting of B+L equity compensation	—	—	(6)	—	—	(6)	6	—
Net income	—	—	—	26	—	26	1	27
Other comprehensive income (loss)	—	—	—	—	87	87	(18)	69
Balances, June 30, 2023	364.0	$10,412	$188	$(9,361)	$(1,902)	$(663)	$934	$271

	Six Months Ended June 30, 2024
Balances, January 1, 2024	365.2	$10,423	$214	$(9,778)	$(1,881)	$(1,022)	$940	$(82)
Common shares issued under share-based compensation plans	1.8	60	(60)	—	—	—	—	—
Share-based compensation	—	—	69	—	—	69	—	69
Employee withholding taxes related to share-based awards	—	—	(18)	—	—	(18)	—	(18)
Vesting of B+L equity compensation	—	—	(24)	—	—	(24)	24	—
Net loss	—	—	—	(54)	—	(54)	(24)	(78)
Other comprehensive (loss) income	—	—	—	—	(126)	(126)	8	(118)
Balances, June 30, 2024	367.0	$10,483	$181	$(9,832)	$(2,007)	$(1,175)	$948	$(227)

	Six Months Ended June 30, 2023
Balances, January 1, 2023	361.9	$10,391	$159	$(9,186)	$(2,056)	$(692)	$952	$260
Common shares issued under share-based compensation plans	2.1	21	(21)	—	—	—	—	—
Share-based compensation	—	—	74	—	—	74	—	74
Employee withholding taxes related to share-based awards	—	—	(15)	—	—	(15)	—	(15)
Vesting of B+L equity compensation	—	—	(9)	—	—	(9)	9	—
Net loss	—	—	—	(175)	—	(175)	(7)	(182)
Other comprehensive income (loss)	—	—	—	—	154	154	(20)	134
Balances, June 30, 2023	364.0	$10,412	$188	$(9,361)	$(1,902)	$(663)	$934	$271
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(78)	$(182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	638	634
Amortization and write-off of debt premiums, discounts and issuance costs	28	23
Asset impairments	6	50
Acquisition-related contingent consideration	(6)	14
Allowances for losses on trade receivable and inventories	32	32
Deferred income taxes	(101)	(30)
Net (gain) loss on sale of assets	(5)	1
Adjustments to accrued legal settlements	27	—
Payments of accrued legal settlements	(4)	(2)
Share-based compensation	69	74
Gain excluded from hedge effectiveness	(6)	(6)
Gain on extinguishment of debt	(23)	—
Third party fees paid in connection with the 2022 Exchange	—	(2)
Payments of contingent consideration adjustments, including accretion	(5)	(3)
Amortization of interim contract and inventory step-up resulting from acquisitions	40	—
Foreign exchange and other	(18)	21
Changes in operating assets and liabilities:
Trade receivables	(135)	55
Inventories	(176)	(160)
Prepaid expenses and other current assets	119	(54)
Accounts payable, accrued and other liabilities	189	(105)
Net cash provided by operating activities	591	360
Cash Flows From Investing Activities
Acquisitions and other investments	—	(31)
Purchases of property, plant and equipment	(160)	(75)
Acquisition of intangible assets and other assets	(2)	(7)
Purchases of marketable securities	(5)	(11)
Proceeds from sale of marketable securities	7	9
Proceeds from sale of assets and businesses, net of costs to sell	2	1
Interest settlements from cross-currency swaps	6	6
Net cash used in investing activities	(152)	(108)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	155	455
Repayments of long-term debt	(885)	(690)
Payments of employee withholding taxes related to share-based awards	(18)	(15)
Payments of acquisition-related contingent consideration	(12)	(11)
Payments of financing costs	(4)	(1)
Net cash used in financing activities	(764)	(262)
Effect of exchange rate changes on cash, cash equivalents and other	(14)	7
Net decrease in cash, cash equivalents, restricted cash and other settlement deposits	(339)	(3)
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	962	591
Cash, cash equivalents and restricted cash, end of period	$623	$588
Cash and cash equivalents	$595	$579
Restricted cash	28	9
Cash, cash equivalents and restricted cash, end of period	$623	$588
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, the Company announced its plan to separate its eye health business, consisting of its Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). In May 2022, a wholly owned subsidiary of Bausch Health sold common shares of B+L pursuant to an initial public offering of Bausch + Lomb (the “B+L IPO”). Following the B+L IPO, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of B+L’s outstanding common shares as of June 30, 2024.
The completion of the full B+L Separation, which includes the transfer of all or a portion of the Company’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals. The Company continues to evaluate all relevant factors and considerations related to completing the B+L Separation, including the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS”).
The B+L IPO established two separate companies that include: (i) a diversified pharmaceutical company comprised of the Salix, International, Diversified (neurology, dermatology, generic and dentistry pharmaceutical products), and Solta Medical aesthetic medical device businesses and (ii) a fully integrated eye health company which consists of the Bausch + Lomb Vision Care, Surgical and Pharmaceuticals businesses. Other than the effects of the B+L IPO described above, these unaudited Condensed Consolidated Financial Statements do not include any adjustments to give effect to the B+L Separation.
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
New Accounting Standards
There were no new accounting standards adopted during the six months ended June 30, 2024.
Recently Issued Accounting Standards, Not Adopted as of June 30, 2024
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosures of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies certain other income tax-related disclosures. The enhanced income tax related disclosures required by ASU 2023-09 are effective for the Company beginning with its 2025 annual report. Early adoption is permitted. The Company is evaluating the impact of adoption of this guidance on its disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The amendments in ASU 2023-07 are effective for the Company beginning with its 2024 annual report, and its interim periods beginning in 2025. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.
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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30, 2024
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2024	$191	$380	$1,108	$216	$44	$1,939
Current period provisions	325	89	1,802	1,002	147	3,365
Payments and credits	(339)	(79)	(1,607)	(1,039)	(108)	(3,172)
Reserve balances, June 30, 2024	$177	$390	$1,303	$179	$83	$2,132
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $43 million and $39 million as of June 30, 2024 and January 1, 2024, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. There were no price appreciation credits during the six months ended June 30, 2024.

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
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collateral (if any), and any relevant current and reasonably supportable future economic factors. Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the six months ended June 30, 2024 and 2023 is as follows.

(in millions)	2024	2023
Balance, beginning of period	$34	$33
Provision for expected credit losses	3	2
Write-offs charged against the allowance	(1)	(2)
Recoveries of amounts previously written off	—	3
Foreign exchange and other	(2)	(3)
Balance, end of period	$34	$33

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
As of the acquisition date, Bausch + Lomb allocated the aggregate purchase consideration of $1,753 million based on estimated fair values, which included recording $1,600 million of identifiable intangible assets, $130 million of other net assets, and $23 million of goodwill. See Note 4, “LICENSING AGREEMENTS AND ACQUISITIONS” in the Annual Report for additional information regarding the XIIDRA Acquisition, including further details regarding the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed as part of the XIIDRA Acquisition has not been finalized as of June 30, 2024. The areas that could be subject to change primarily relate to income tax matters. Bausch + Lomb will finalize these amounts no later than one year from the acquisition date.
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
Acquisition of AcuFocus
On January 17, 2023, Bausch + Lomb acquired AcuFocus, Inc., an ophthalmic medical device company, for an upfront payment of $35 million, $31 million of which was paid in January 2023, with the remaining purchase price paid during the 18 months following the date of the transaction. The acquisition was made to acquire certain small aperture intraocular technology for the treatment of certain cataract conditions. Additional contingent payments may be payable upon achievement of future sales milestones. Bausch + Lomb recorded an initial acquisition-related contingent consideration liability of approximately $5 million.

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
The Company incurred $23 million and $25 million of restructuring and integration costs during the six months ended June 30, 2024 and 2023, respectively.
Separation Costs and Separation-related Costs
The Company has incurred, and will incur costs associated with activities relating to the B+L Separation. These B+L Separation activities include separating the Bausch + Lomb business from the remainder of the Company. Separation costs are incremental costs directly related to the B+L Separation and include, but are not limited to legal, audit and advisory fees. Separation costs included in Restructuring, integration and separation costs for each of the six months ended June 30, 2024 and 2023 are not material.
The Company has incurred, and will continue to incur, incremental costs with respect to the B+L Separation. These separation-related costs include, but are not limited to rebranding costs and costs associated with facility relocation and/or modification. Included in Selling, general and administrative expenses for the six months ended June 30, 2024 and 2023 are separation-related costs of $8 million and $13 million, respectively.
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

	June 30, 2024				December 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$83	$77	$6	$—	$425	$417	$8	$—
Restricted cash	$28	$28	$—	$—	$15	$15	$—	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$3	$—	$3	$—
Liabilities:
Acquisition-related contingent consideration	$269	$—	$—	$269	$292	$—	$—	$292
Cross-currency swaps	$58	$—	$58	$—	$84	$—	$84	$—
Foreign currency exchange contracts	$2	$—	$2	$—	$6	$—	$6	$—

Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of June 30, 2024 includes $302 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
There were no transfers into or out of Level 3 assets or liabilities during the six months ended June 30, 2024.
Cross-currency Swaps
In 2022, Bausch + Lomb entered into cross-currency swaps, with aggregate notional amounts of $1,000 million, to mitigate fluctuation in the value of a portion of its euro-denominated net investment from fluctuation in exchange rates. The euro-denominated net investment being hedged is Bausch + Lomb’s investment in certain Bausch + Lomb euro-denominated subsidiaries. Bausch + Lomb’s cross-currency swaps qualify for and have been designated as a hedge of the foreign currency exposure of a net investment in a foreign operation and are remeasured at each reporting date to reflect changes in their fair values.
The assets and liabilities associated with Bausch + Lomb’s cross-currency swaps as included in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 are as follows:

(in millions)	June 30, 2024	December 31, 2023
Other non-current liabilities	$(64)	$(90)
Prepaid expenses and other current assets	$6	$6
Net fair value	$(58)	$(84)
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Gain (loss) recognized in Other comprehensive loss	$6	$(17)	$26	$(23)
Gain excluded from assessment of hedge effectiveness	$3	$3	$6	$6
Location of gain of excluded component	Interest Expense		Interest Expense
No portion of the cross-currency swaps were ineffective for the six months ended June 30, 2024 and 2023. During each of the six months ended June 30, 2024 and 2023, the Company received $6 million in interest settlements, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company’s foreign currency exchange contracts are remeasured at each reporting date to reflect changes in their fair values determined using forward rates, which are observable market inputs, multiplied by the notional amount. The Company’s foreign currency exchange contracts are economically hedging the foreign exchange exposure on certain of the Company’s intercompany balances. As of June 30, 2024, the Company’s outstanding foreign currency exchange contracts had an aggregate notional amount of $634 million.

The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 are as follows:

(in millions)	June 30, 2024	December 31, 2023
Accrued and other current liabilities	$(2)	$(6)
Prepaid expenses and other current assets	$1	$3
Net fair value	$(1)	$(3)
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
(Loss) gain related to changes in fair value	$(2)	$1	$1	$2
Gain related to settlements	$—	$8	$2	$4
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At June 30, 2024, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 28%, and a weighted average risk-adjusted discount rate of 7%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at June 30, 2024.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2024 and 2023:

	June 30,
(in millions)	2024		2023
Balance, beginning of period		$292		$241
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$10		$9
Fair value adjustments due to changes in estimates of other future payments	(16)		6
Acquisition-related contingent consideration		(6)		15
Additions		—		5
Payments/Settlements		(17)		(14)
Foreign currency translation adjustment included in Other comprehensive loss		—		1
Balance, end of period		269		248
Current portion included in Accrued and other current liabilities		39		50
Non-current portion included in Other non-current liabilities		$230		$198
Fair Value of Long-term Debt
The fair value of long-term debt as of June 30, 2024 and December 31, 2023 was $16,992 million and $16,270 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.INVENTORIES
Inventories, net consist of:

(in millions)	June 30, 2024	December 31, 2023
Raw materials	$543	$509
Work in process	104	124
Finished goods	965	911
	$1,612	$1,544
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	June 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$22,530	$(18,691)	$3,839	$22,579	$(18,243)	$4,336
Corporate brands	979	(667)	312	985	(633)	352
Product rights/patents	3,317	(3,280)	37	3,323	(3,270)	53
Partner relationships	159	(159)	—	161	(161)	—
Technology and other	213	(201)	12	214	(202)	12
Total finite-lived intangible assets	27,198	(22,998)	4,200	27,262	(22,509)	4,753
Acquired IPR&D	5	—	5	5	—	5
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$28,901	$(22,998)	$5,903	$28,965	$(22,509)	$6,456
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
Asset impairments for the three and six months ended June 30, 2024 were $5 million and $6 million, respectively, and primarily related to the discontinuance of a certain product brand.
Asset impairments for the three and six months ended June 30, 2023 were $37 million and $50 million, respectively. Asset impairments for the three months ended June 30, 2023, primarily related to the Company’s Uceris® Foam product, as discussed below. Asset impairments for the six months ended June 30, 2023 also include impairments of $8 million, in aggregate, attributable to certain trade names no longer in use and $5 million related to the discontinuance of a certain product line.

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
Xifaxan® intangible assets included in the unaudited Condensed Consolidated Balance Sheets had a carrying value of $1,885 million and an estimated remaining useful life of 42 months as of June 30, 2024. On August 10, 2022, the U.S. District Court for the District of Delaware held that the U.S. Patents protecting the use of Xifaxan® for the reduction in risk of hepatic encephalopathy (“HE”) recurrence were valid and infringed and certain U.S. Patents protecting the composition and use of Xifaxan® for treating inflammatory bowel syndrome with diarrhea (“IBS-D”) were invalid (the “Norwich Legal Decision”). The Norwich Legal Decision prohibited the FDA from approving the Norwich First ANDA (as defined in “The Norwich I Xifaxan Litigation” in Note 17, “LEGAL PROCEEDINGS”) until October 2029. On April 11, 2024, the U.S. Court of Appeals for the Federal Circuit issued an opinion affirming the Norwich Legal Decision and the District Court’s denial of Norwich’s motion requesting modification of the Norwich Legal Decision (the “Norwich Appeal Decision”). Under the Norwich Appeal Decision, the FDA remains enjoined from approving the Norwich First ANDA until October 2029. See “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS” for details of this litigation matter and the Xifaxan® Generics Litigation.
The Xifaxan® intangible assets were last assessed for potential impairment during the third quarter of 2022. This assessment resulted in no impairment of the carrying value of the Xifaxan® finite-lived intangible assets as of September 30, 2022. As part of that assessment, the Company also determined that no change to the remaining useful lives of its Xifaxan® finite-lived intangible assets was required. During the period September 30, 2022 through June 30, 2024 there were no material adverse changes to the facts and circumstances of the Norwich Legal Decision or to actual or expected business performance for Xifaxan®. Based on these factors, no impairment to the carrying value of the Xifaxan® finite-lived intangible assets was identified as of June 30, 2024.
Although the FDA remains enjoined from approving the Norwich First ANDA until October 2029, it is possible that the Xifaxan® Generics Litigation and other potential future developments: (i) may adversely impact the estimated future cash flows associated with these products, which could result in an impairment of the value of these intangible assets in one or more future periods and (ii) may result in shortened useful lives of the Xifaxan® intangible assets, which would increase amortization expense in future periods. Any such impairment or shortening of the useful lives of Xifaxan® could be material to the results of operations of the Company in the period or periods in which they were to occur.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2024 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter	Total
Amortization	$528	$991	$869	$831	$234	$215	$532	$4,200
Goodwill
The changes in the carrying amounts of goodwill during the six months ended June 30, 2024 and the year ended December 31, 2023 were as follows:

(in millions)	Bausch + Lomb	Salix	International	Solta Medical	Diversified	Total
Balance, January 1, 2023	$5,246	$3,159	$789	$115	$2,238	$11,547
Additions	31	—	—	—	—	31
Impairment	—	—	—	—	(493)	(493)
Foreign exchange and other	37	—	73	—	(12)	98
Balance, December 31, 2023	5,314	3,159	862	115	1,733	11,183
Foreign exchange and other	(37)	—	(30)	—	11	(56)
Balance, June 30, 2024	$5,277	$3,159	$832	$115	$1,744	$11,127

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
The quantitative fair value test utilized the Company’s most recent cash flow projections for the Dermatology reporting unit as revised in the third quarter of 2023 which reflected current market conditions and current trends in business performance. The quantitative fair value test utilized a long-term growth rate of 0.0% and a discount rate of 10.75%. Based on the quantitative fair value test, the carrying value of the Dermatology reporting unit exceeded its fair value at September 30, 2023, and the Company recognized a goodwill impairment of $151 million for the three months ended September 30, 2023. As of September 30, 2023 and June 30, 2024, the Dermatology reporting unit had remaining goodwill of $329 million.
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

The quantitative fair value test for the Neurology reporting unit utilized the most recent cash flow projections for the Neurology reporting unit as revised in the third quarter of 2023 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of -2.5% and a discount rate of 10.50%. Based on the quantitative fair value test, the carrying value of the Neurology reporting unit exceeded its fair value at September 30, 2023, and the Company recognized a goodwill impairment of $251 million for the three months ended September 30, 2023. As of September 30, 2023 and June 30, 2024, the Neurology reporting unit had remaining goodwill of $1,192 million and $1,188 million, respectively.
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
The quantitative fair value test for the Generics reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2023 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 1.0% and a discount rate of 10.25% in the estimation of the reporting unit’s fair value. Based on the quantitative fair value test, the carrying value of the Generics reporting unit exceeded its fair value as of October 1, 2023, and the Company recognized a goodwill impairment of $91 million. As of December 31, 2023 and June 30, 2024, the Generics reporting unit had remaining goodwill of $227 million.
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
2024 Interim Assessment
During the six months ended June 30, 2024, the Company continued to monitor the market conditions and trends in business performance for all its reporting units, particularly as they pertain to the Dermatology, Neurology and Generics reporting units, and determined that, no events occurred, or circumstances changed that would indicate that the fair value of any reporting unit might be below its carrying value. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and any such charges could be material.
Accumulated goodwill impairment charges through June 30, 2024 were $5,497 million.

9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	June 30, 2024	December 31, 2023
Product rebates	$1,260	$1,069
Product returns	390	380
Legal matters and related fees	366	344
Employee compensation and benefit costs	315	360
Interest	224	236
Income taxes payable	78	47
Other	705	697
	$3,338	$3,133

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		June 30, 2024		December 31, 2023
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2022 Amended Credit Agreement
2027 Revolving Credit Facility	February 2027	$—	$—	$—	$—
February 2027 Term Loan B Facility	February 2027	2,250	2,223	2,312	2,279
AR Credit Facility	January 2028	300	300	350	350
B+L Credit Facilities
B+L Revolving Credit Facility	May 2027	350	350	275	275
B+L May 2027 Term Loan B Facility	May 2027	2,450	2,419	2,462	2,426
B+L September 2028 Term Loan B Facility	September 2028	496	486	499	487
Senior Secured Notes:
5.50% Secured Notes	November 2025	1,680	1,676	1,680	1,675
6.125% Secured Notes	February 2027	1,000	992	1,000	990
5.75% Secured Notes	August 2027	500	497	500	497
4.875% Secured Notes	June 2028	1,600	1,588	1,600	1,586
11.00% First Lien Secured Notes	September 2028	1,774	2,568	1,774	2,654
14.00% Second Lien Secured Notes	October 2030	352	644	352	666
B+L Senior Secured Notes:
B+L 8.375% Secured Notes	October 2028	1,400	1,380	1,400	1,377
9.00% Intermediate Holdco Secured Notes	January 2028	999	1,318	999	1,358
Senior Unsecured Notes:
9.00%	December 2025	535	533	955	950
9.25%	April 2026	602	600	737	734
8.50%	January 2027	643	643	643	644
7.00%	January 2028	171	171	171	170
5.00%	January 2028	433	431	433	430
6.25%	February 2029	821	815	821	814
5.00%	February 2029	452	448	452	448
7.25%	May 2029	336	334	337	334
5.25%	January 2030	779	773	779	773
5.25%	February 2031	463	459	463	459
Other	Various	12	12	12	12
Total long-term debt and other		$20,398	21,660	$21,006	22,388
Less: Current portion of long-term debt			452		450
Non-current portion of long-term debt and other			$21,208		$21,938
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

transfer and sell certain assets; and engage in transactions with affiliates. As of June 30, 2024, the amount available for restricted payments under the “builder basket” in the Company’s most restrictive indentures (as defined by those indentures) was approximately $10,400 million (although such availability is subject to the Company’s compliance with a 2.00:1.00 fixed charge coverage ratio). The 2027 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that, requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
As of June 30, 2024, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
The Company continues to take steps to ensure compliance with its financial maintenance covenant and may take other actions to reduce its debt levels and improve its capital structure to align with the Company’s long-term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities as deemed appropriate.
2022 Exchange
On September 30, 2022, the Company closed a series of transactions whereby it exchanged (the “2022 Exchange”) validly tendered senior unsecured notes with an aggregate outstanding principal balance of $5,594 million (collectively, the “Existing Unsecured Senior Notes”) for $3,125 million (the “2022 Secured Notes”) in aggregate principal balance of newly issued secured notes, a reduction of outstanding principal of $2,469 million.
The Company performed an assessment of the 2022 Exchange and determined that it met the criteria to be accounted for as a troubled debt restructuring under Accounting Standards Codification 470-60. As a result of the application of this accounting, the difference between the principal amount of the 2022 Secured Notes and their carrying value was recorded as a premium and is included in long-term debt on the Company’s Consolidated Balance Sheet.
As of June 30, 2024, the remaining premium on the 2022 Secured Notes was $1,405 million, which is being reduced as contractual interest payments are made on the 2022 Secured Notes. During the six months ended June 30, 2024 and 2023, the Company made contractual interest payments of $167 million and $155 million, respectively, related to the 2022 Secured Notes, of which $147 million and $134 million, respectively, was recorded as a reduction of the premium.
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
Senior Secured Credit Facilities under the 2022 Amended Credit Agreement
On May 10, 2022, the Company and certain of its subsidiaries as guarantors entered into a Second Amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit and Guaranty Agreement (as amended by the Second Amendment, the “2022 Amended Credit Agreement”). The 2022 Amended Credit Agreement provides for a new term loan facility with an aggregate principal amount of $2,500 million (the “2027 Term Loan B Facility”) maturing on February 1, 2027 and a new revolving credit facility of $975 million (the “2027 Revolving Credit Facility”) that will mature on the earlier of February 1, 2027 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and Bausch Health Americas, Inc. (“BHA”) in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2027 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or Euros. After giving effect to the Second Amendment, the 2023 Revolving Credit Facility, June 2025 Term Loan B Facility and November 2025 Term Loan B Facility were refinanced (such refinancing, the “Credit Agreement Refinancing”), along with certain of the Company’s existing senior notes, using net proceeds from the borrowings under the 2027 Term Loan B Facility, the B+L IPO and the B+L Debt Financing (as defined below) and available cash on hand. As of June 30, 2024, the Company had no outstanding borrowings and had $23 million of issued and outstanding letters of credit on the 2027 Revolving Credit Facility.

On June 28, 2024, the Company entered into a suspension of rights agreement (the “Suspension of Rights Agreement”) with respect to the 2022 Amended Credit Agreement, pursuant to which Canadian Dollar Offered Rate (“CDOR”) loans ceased to be available from June 28, 2024 until such date as the parties enter into a customary amendment of the 2022 Amendment Credit Agreement (a “CDOR Replacement Amendment”) to replace the CDOR with the replacement benchmark applicable to Canadian dollar-denominated loans.
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
Borrowings under the 2027 Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at the Company’s option, either: (a) the term SOFR rate (subject to a floor of 0.00% per annum) or (b) a U.S. dollar base rate, (ii) Canadian dollars will bear interest at a rate per annum equal to, either: (a) a Canadian dollar prime rate or (b) when available pursuant to the Suspension of Rights Agreement and the effectiveness of a CDOR Replacement Amendment, a rate to be agreed by the parties and (iii) euros bear interest at a rate per annum equal to a term benchmark rate determined by reference to the cost of funds for euro deposits (“EURIBOR”) for the interest period relevant to such borrowings (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. Term SOFR rate loans are subject to a credit spread adjustment ranging from 0.10%-0.25%.
The applicable interest rate margin for borrowings under the 2027 Term Loan B Facility is 5.25% for term SOFR rate loans and 4.25% for U.S. dollar base rate loans. The applicable interest rate margin for borrowings under the 2027 Revolving Credit Facility ranges from 4.75% to 5.25% for term SOFR rate loans and EURIBOR loans and 3.75% to 4.25% for U.S. dollar base rate loans and Canadian prime rate loans.
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
The amortization rate for the 2027 Term Loan B Facility is 5.00% per annum, or $125 million, payable in quarterly installments beginning on September 30, 2022. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2024, the remaining mandatory quarterly amortization payments for the 2027 Term Loan B Facility were $313 million through December 2026.
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
The 2022 Amended Credit Agreement provided that Bausch + Lomb was initially a “restricted” subsidiary subject to the terms of the 2022 Amended Credit Agreement covenants, but does not require Bausch + Lomb to guarantee the obligations under the 2022 Amended Credit Agreement. The 2022 Amended Credit Agreement permitted the Company to designate Bausch + Lomb as an “unrestricted” subsidiary under the 2022 Amended Credit Agreement and no longer subject to the terms of the covenants thereunder provided that no event of default was continuing or would result from such designation and the total leverage ratio of Remainco (as defined in the 2022 Amended Credit Agreement) would not be greater than 7.60:1.00 on a pro forma basis. The Credit Agreement Refinancing contains provisions that were designed to facilitate the B+L Separation.
On November 29, 2022, the Company designated 1261229 B.C. Ltd as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s debt documents. In connection therewith, all of the subsidiaries of 1261229 B.C. Ltd., including Bausch + Lomb and its subsidiaries, are unrestricted subsidiaries of the Company and, as a result, are not subject to the covenants under the Bausch Health debt documents, and the earnings and net debt of Bausch + Lomb, as defined in the relevant debt documents, are also not included in the calculation of the Company’s financial maintenance covenant. As of June 30, 2024, 1261229 B.C. Ltd., directly or indirectly, held approximately 88% of the issued and outstanding shares of Bausch + Lomb.
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
As of June 30, 2024, there were $300 million of outstanding borrowings under the AR Credit Facility at an all-in interest rate of 11.98%.
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
On April 19, 2024, Bausch + Lomb entered into a suspension of rights agreement (the “B+L Suspension of Rights Agreement”) with respect to the B+L Credit Agreement, pursuant to which Canadian dollar-denominated loans ceased to be available from June 28, 2024, until such date as the parties enter into a customary amendment of the B+L Credit Agreement (a “B+L CDOR Replacement Amendment”) to replace the Canadian Dollar Offered Rate with the replacement benchmark applicable to Canadian dollar-denominated loans.
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L May 2027 Term Loan B

Facility and B+L September 2028 Term Loan B Facility are denominated in U.S. dollars, and borrowings under the B+L Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling (and, subject to effectiveness of a CDOR Replacement Amendment, Canadian dollars). As of June 30, 2024, the B+L Revolving Credit Facility had $350 million of outstanding borrowings, $29 million of issued and outstanding letters of credit and $121 million of remaining availability.
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
Borrowings under the B+L Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term Secured Overnight Financing Rate (“SOFR”)-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars, when available pursuant to the B+L Suspension of Rights Agreement and the effectiveness of a B+L CDOR Replacement Amendment, will bear interest at a rate to be agreed between the parties, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to Sterling Overnight Index Average (“SONIA”) (provided, however, that the term SOFR-based rate, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based borrowings under the Revolving Credit Facility are subject to a credit spread adjustment of 0.10%.
The applicable interest rate margins for borrowings under the B+L Revolving Credit Facility are: (i) between 0.75% to 1.75% with respect to U.S. dollar base rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR or SONIA borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after: (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s, Moody’s and Fitch and (y) the B+L May 2027 Term Loan B Facility and B+L September 2028 Term Loan B Facility have been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR or SONIA borrowings based on Bausch + Lomb’s debt rating. The stated rate of interest for borrowings under the Revolving Credit Facility at June 30, 2024 ranges from 8.18% to 8.19% per annum. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the B+L Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the B+L Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the B+L May 2027 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the B+L May 2027 Term Loan B Facility at June 30, 2024 was 8.69% per annum.
Borrowings under the B+L September 2028 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the B+L September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the B+L September 2028 Term Loan B Facility as of June 30, 2024 was 9.34% per annum.
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

The amortization rate for the B+L May 2027 Term Loan B Facility is 1.00% per annum, or $25 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2024, the remaining mandatory quarterly amortization payments for the B+L May 2027 Term Loan B Facility were $69 million through March 2027, with the remaining term loan balance being due in May 2027.
The amortization rate for the B+L September 2028 Term Loan B Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2024, the remaining mandatory quarterly amortization payments for the B+L September 2028 Term Loan B Facility were $20 million through June 2028, with the remaining term loan balance being due in September 2028.
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
B+L 8.375% Senior Secured Notes due 2028 - September 2023 Financing
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “B+L October 2028 Secured Notes”). A portion of the proceeds from the B+L October 2028 Secured Notes, along with the proceeds of September 2028 Term Loan B Facility, were used to finance the $1,750 million upfront payment related to the XIIDRA Acquisition (as discussed further in Note 4, “LICENSING AGREEMENTS AND ACQUISITIONS”) and related acquisition and financing costs. The B+L October 2028 Secured Notes accrue interest at a rate of 8.375% per year, payable semi-annually in arrears on each April 1 and October 1, which commenced on April 1, 2024.
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

Upon the occurrence of a change in control (as defined in the indentures governing the B+L October 2028 Secured Notes), unless Bausch + Lomb has exercised its right to redeem all of the notes of a series, holders of the B+L October 2028 Secured Notes may require Bausch + Lomb to repurchase such holders’ notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, but not including, the date of purchase.
The B+L October 2028 Secured Notes are redeemable at the option of Bausch + Lomb, in whole or in part, at any time on or after October 1, 2025, at the redemption prices set forth in the indenture. Prior to October 1, 2025, Bausch + Lomb may redeem the B+L October 2028 Secured Notes in whole or in part at a redemption price equal to the principal amount of the Notes redeemed plus a make-whole premium. Prior to October 1, 2025, Bausch + Lomb may, on any one or more occasions redeem up to 40% of the aggregate principal amount of the October 2028 Secured Notes at a redemption price of 108.375% of the principal amount thereof, redeemed plus accrued and unpaid interest to, but not including, the date of redemption with the proceeds of one or more equity offerings.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of June 30, 2024 and December 31, 2023 was 8.00% and 8.05%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Gain on Extinguishment of Debt
The Company may, from time to time, purchase outstanding debt for cash in open market purchases or privately negotiated transactions. Such repurchases or exchanges, if any, will depend on prevailing market conditions, future liquidity requirements, contractual restrictions and other factors.
In January 2024 and May 2024, the Company repurchased and retired a portion of the December 2025 Unsecured Notes and the April 2026 Unsecured Notes with an aggregate par value of approximately $555 million, for an aggregate cost of approximately $530 million. In connection with these repurchases, the Company recognized a net gain of approximately $23 million on extinguishment of debt which represents the difference between the amounts paid to settle the extinguished debt and its carrying value.
Maturities
Maturities of debt obligations for the remainder of 2024, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2024	$78
2025	2,370
2026	757
2027	6,823
2028	7,168
2029	1,609
Thereafter	1,593
Total debt obligations	20,398
Unamortized premiums, discounts and issuance costs	1,262
Total long-term debt and other	$21,660

11.SHARE-BASED COMPENSATION
Bausch Health’s Long-Term Incentive Plan
In May 2014, shareholders approved Bausch Health’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced Bausch Health’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan was initially equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The 2014 Plan was amended and restated effective April 30, 2018, April 28, 2020, June 21, 2022 and May 16, 2023 to, among other things, increase the number of common shares authorized for issuance under the 2014 Plan.
Effective May 14, 2024, Bausch Health further amended and restated the 2014 Plan, as subsequently amended and restated (the “Amended and Restated 2014 Plan”). Such amendment and restatement increased the number of common shares authorized for issuance under the Amended and Restated 2014 Plan by an additional 20,000,000 common shares.
Approximately 31,250,000 common shares were available for future grants as of June 30, 2024. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
Bausch Health has a long-term incentive program with the objective of aligning the share-based awards granted to senior management with the Company’s focus on generating operating cash flow while maintaining focus on improving total shareholder return (“TSR”) over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and performance-based RSUs. Performance-based RSUs are comprised of awards that vest upon the attainment of certain targets that are based on the Company’s adjusted operating cash flow (“Adjusted Operating Cash Flow”) with a TSR modifier.
Bausch + Lomb Long-Term Incentive Plan
Prior to May 5, 2022, Bausch + Lomb participated in Bausch Health’s long-term incentive program. Effective May 5, 2022, Bausch + Lomb established the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (as amended and restated by the 2023 Plan Amendment) (the “B+L Plan”) and as further amended and restated by the 2024 Plan Amendment (as described below). A total of 28,000,000 common shares of Bausch + Lomb were originally authorized under the B+L Plan. Effective April 24, 2023, the shareholders of Bausch + Lomb approved an amendment and restatement of the B+L Plan to increase the number of shares authorized for issuance thereunder by an additional 10,000,000 common shares, resulting in an aggregate of 38,000,000 common shares of Bausch + Lomb authorized for issuance under the Plan (the “Plan Amendment”). In May 2024, Bausch + Lomb’s shareholders approved a further amendment and restatement of the B+L Plan to increase the number of shares authorized for issuance thereunder by an additional 14,000,000 common shares, resulting in an aggregate 52,000,000 common shares of Bausch + Lomb authorized for issuance under the Plan (the “B+L 2024 Plan Amendment”).
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
Approximately 21,000,000 Bausch + Lomb common shares were available for future grants as of June 30, 2024. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The Talent and Compensation Committee of the B+L Board of Directors approved a Performance Share Unit (“PSU”) award for a limited number of key B+L senior leaders (the “B+L Executives”), effective as of February 28, 2024, including each of B+L’s current named executive officers (the “OPG PSU”). This OPG PSU award is designed to reward the B+L Executives for achieving significant outperformance of performance goals that Bausch + Lomb believes would ultimately deliver substantial value to shareholders if achieved.
The OPG PSUs may be earned between 0% and 300% based on the level of achievement of: (i) a revenue metric (measured for fiscal year 2026) and (ii) a relative TSR metric for B+L measured over the three-year period ending December 31, 2026. In the event that Bausch + Lomb’s absolute TSR during such period is negative, then the maximum payout of the OPG PSU award will be capped at 50%. Any OPG PSUs that are earned will vest on February 28, 2027, subject generally to the B+L Executive’s continued employment through such date, except in limited circumstances set forth in the applicable award agreement.
During July 2024, the Talent and Compensation Committee of the B+L Board of Directors approved certain amendments to: (i) the TSR performance metric of certain PSU awards, including the previously granted OPG PSU and (ii) the time-based vesting conditions of awards previously granted to certain eligible recipients in connection with the B+L IPO. As these amendments were approved during July 2024, Bausch + Lomb is still finalizing the impact on its Condensed Consolidated Financial Statements. Bausch Health will record the impact of these modifications in the quarter ended September 30, 2024.
The fair value of the OPG PSUs was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. Expense recognized for the OPG PSUs in each reporting period reflects the latest probability of the Company achieving certain revenue targets in determining the number of PSUs that are expected to vest. If the OPG PSUs do not ultimately vest due to the revenue targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
The following table summarizes the components and classification of the Company’s share-based compensation expenses related to stock options and RSUs for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Stock options	$3	$4	$6	$10
RSUs	33	29	63	64
	$36	$33	$69	$74

Research and development expenses	$2	$2	$5	$5
Selling, general and administrative expenses	34	31	64	69
	$36	$33	$69	$74

Share-based awards granted for the six months ended June 30, 2024 and 2023 consist of:

	Six Months Ended June 30,
	2024	2023
Bausch Health Share-Based Awards
Stock options
Granted	—	999,000
Weighted-average exercise price	$—	$9.25
Weighted-average grant date fair value	$—	$4.87
Time-based RSUs
Granted	4,626,000	4,667,000
Weighted-average grant date fair value	$9.20	$9.06
Adjusted Operating Cash Flow performance-based RSUs
Granted	1,232,000	647,000
Weighted-average grant date fair value	$9.89	$10.57
Bausch+ Lomb Share-Based Awards
Stock options
Granted	1,317,000	3,130,000
Weighted-average exercise price	$16.85	$18.16
Weighted-average grant date fair value	$4.92	$5.40
RSUs
Granted	3,322,000	2,888,000
Weighted-average grant date fair value	$16.74	$17.97
TSR performance-based RSUs
Granted	826,000	1,175,000
Weighted-average grant date fair value	$21.21	$27.65
Organic Revenue Growth PSUs
Granted	379,000	142,000
Weighted-average grant date fair value	$16.08	$17.96
OPG PSUs
Granted	1,758,000	—
Weighted-average grant date fair value	$17.04	$—
As of June 30, 2024, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs under the Company’s 2014 Plan and the B+L Plan amounted to $236 million, which will be amortized over a weighted-average period of 2.04 years.
As of June 30, 2024, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs under the B+L Plan amounted to $161 million, which will be amortized over a weighted-average period of 2.17 years.

12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	June 30, 2024	December 31, 2023
Foreign currency translation adjustment	$(1,988)	$(1,863)
Pension adjustment, net of tax	(19)	(18)
	$(2,007)	$(1,881)
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
13.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Product related research and development	$153	$148	$299	$284
Quality assurance	3	8	8	15
	$156	$156	$307	$299
14.OTHER EXPENSE (INCOME), NET
Other expense (income), net consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Litigation and other matters	$21	$(71)	$27	$(79)
Acquisition-related contingent consideration	(4)	(17)	(6)	14
(Gain) Loss on sale of assets, net	(1)	1	(5)	1
Acquisition-related transaction costs	1	3	1	3
Other, net	3	1	3	1
	$20	$(83)	$20	$(60)
For the three and six months ended June 30, 2024, Litigation and other matters primarily relates to provisions for certain legal matters. For the three and six months ended June 30, 2023, Litigation and other matters primarily related to insurance recoveries regarding certain litigation matters.
Acquisition-related contingent consideration for the three and six months ended June 30, 2024 and 2023 reflects adjustments for changes in estimates in the timing and amounts of the future royalty and milestone payments related to certain branded products.
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

Provision for income taxes for the six months ended June 30, 2024 was $57 million and included: (i) $68 million of income tax provision for the Company’s ordinary loss for the six months ended June 30, 2024 and (ii) $11 million of net income tax benefit for discrete items, which includes $12 million of net income tax benefit related to uncertain tax positions.
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
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was approximately $2,416 million and $2,254 million as of June 30, 2024 and December 31, 2023, respectively. The Company will continue to assess the need for valuation allowances on an ongoing basis.
As of June 30, 2024 and December 31, 2023, the Company had $881 million and $918 million, respectively, of unrecognized tax benefits, which included $54 million and $51 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of June 30, 2024, $410 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2024 could decrease by approximately $27 million in the next 12 months as a result of the resolution of certain tax audits and other events.
The Company has included the estimated impact of the OECD’s Inclusive Framework (Pillar 2), as currently adopted, in its tax provision beginning in 2024. While the estimated impact is not material, it is possible that the further implementation of the Inclusive Framework could have a material effect on the liability for corporate taxes or the consolidated tax rate in the future.
The Company continues to be under examination by the Canada Revenue Agency (“CRA”). In the first quarter of 2024, the Company finalized a settlement related to prior year withholding tax returns which was paid in the second quarter of 2024.
The Internal Revenue Service (the “IRS”) previously completed its examinations of the Company’s U.S. consolidated federal income tax returns for the years 2013 and 2014. There were no material adjustments to the Company’s taxable income as a result of these examinations. However, the 2014 tax year remains open to the extent of a 2017 capital loss carried back to that year (the “2017 Capital Loss”). The Company’s annual tax filings for 2015 and 2016 and short period tax return for the period ended September 8, 2017, which was filed as a result of the Company’s internal restructuring efforts during 2017 is currently under IRS examination. As part of its examination, the Company received a notice of proposed adjustment from the IRS that would disallow the 2017 Capital Loss resulting from its internal restructuring. The Company previously contested this proposed tax deficiency through the IRS administrative appeals process and if necessary, intends to continue to contest any proposed tax deficiency through appropriate litigation. Accordingly, no income tax provision had been recorded as of June 30, 2024.
If the Company were ultimately unsuccessful in defending its position, and all or a substantial portion of the deduction for the 2017 Capital Loss were disallowed, the Company estimates, in a worst-case scenario, that it could be liable for additional income taxes (excluding penalties and interest) of up to $2,100 million, which could have an adverse effect on the Company’s financial condition and results of operations.
In January 2023, as part of an alternative dispute resolution process with the IRS, the Company has reached a tentative settlement regarding the 2017 Capital Loss. This tentative settlement is subject to further review and approvals before it is finalized. The Company expects that the tentative settlement, if finalized without further modification, will affect the Company’s 2024 income tax provision, and while such settlement may be material to the Company’s results of operations or cash flows in the quarter in which it is recorded, will not be material to its results of operations or cash flows for the year ending December 31, 2024.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2023.
The Company’s subsidiaries in Germany are under audit for tax years 2017 through 2019. During the three months ended September 30, 2023, the Company received a preliminary assessment from the German taxing authority that would disallow certain transfer pricing adjustments. In June 2024, the Company reached a settlement with the German taxing authority resolving all open income tax issues for tax years 2014 through 2016 which resulted in an immaterial tax provision. The audit for tax years 2017 through 2019 is still ongoing.

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
16.EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Bausch Health Companies Inc. is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net income (loss) attributable to Bausch Health Companies Inc.	$10	$26	$(54)	$(175)
Basic weighted-average common shares outstanding	367.9	364.8	367.4	364.1
Diluted effect of stock options and RSUs	2.3	2.3	—	—
Diluted weighted-average common shares outstanding	$370.2	$367.1	$367.4	$364.1
Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.03	$0.07	$(0.15)	$(0.48)
Diluted	$0.03	$0.07	$(0.15)	$(0.48)
During the six months ended June 30, 2024 and 2023, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 2,862,000 and 2,859,000 common shares for the six months ended June 30, 2024 and 2023, respectively.
During the three and six months ended June 30, 2024, time-based RSUs, performance-based RSUs and stock options to purchase approximately 15,011,000 and 14,507,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
During the three and six months ended June 30, 2023, time-based RSUs, performance-based RSUs and stock options to purchase approximately 16,308,000 and 17,613,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
During each of the three and six months ended June 30, 2024 and 2023, an additional 1,208,000 and 90,000 performance-based RSUs, respectively, were not included in the computation of diluted earnings per share as the required performance conditions had not been met.
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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of June 30, 2024, the Company’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $366 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.

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
Securities Class Actions and Related Matters
U.S. Securities Litigation - Opt-Out Litigation
In October 2015, four putative securities class actions were filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. The allegations related to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor Rx Services LLC. On May 31, 2016, the Court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 3:15-cv-07658.
On December 16, 2019, the Company announced that it had agreed to settle, subject to final court approval, the consolidated securities class action (the “Securities Class Action Settlement”). As part of the settlement, the Company and the other settling defendants admitted no liability as to the claims against them and denied all allegations of wrongdoing. On January 31, 2021, the District Court issued an order granting final approval of this settlement. After various appeals, and with passage of time, this settlement has become final pursuant to the stipulation of settlement. The matter is now concluded with respect to the Company and all claims have been resolved and discharged as to the Company and its current/former officers and directors.
In addition to the consolidated putative class action, thirty-seven groups of individual investors in the Company’s stock and debt securities have chosen to opt out of the consolidated putative class action and filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These actions are captioned: T. Rowe Price Growth Stock Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-5034) (“T. Rowe.”); Equity Trustees Limited as Responsible Entity for T. Rowe Price Global Equity Fund v. Valeant Pharmaceuticals International Inc. (Case No. 16-cv-6127) (“Equity Trustees”); Principal Funds, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-6128) (“Principal Funds”); BloombergSen Partners Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7212) (“Bloombergsen”); Discovery Global Citizens Master Fund, Ltd. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7321); MSD Torchlight Partners, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7324); BlueMountain Foinaven Master Fund, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7328) (“BlueMountain”); Incline Global Master LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7494); VALIC Company I v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7496); Janus Aspen Series v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7497) (“Janus Aspen”); Okumus Opportunistic Value Fund, LTD v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6513); Lord Abbett Investment Trust- Lord Abbett Short Duration Income Fund, v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-6365) (“Lord Abbett”); Pentwater Equity Opportunities Master Fund LTD v. Valeant Pharmaceuticals International, Inc., et al. (Case No. 17-cv-7552) (“Pentwater”); Public Employees’ Retirement System of Mississippi v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-7625) (“Mississippi”); The Boeing Company Employee Retirement Plans Master Trust v. Valeant Pharmaceuticals International Inc., et al., (Case No. 17-cv-7636); State Board of Administration of Florida v. Valeant Pharmaceuticals International Inc. (Case No. 17-cv-12808); The Regents of the University of California v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-13488) (“UC Regents”); GMO Trust v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0089) (“GMO Trust”); Första AP Fonden v. Valeant Pharmaceuticals International, Inc. (Case No. 17-cv-12088); New York City Employees’ Retirement System v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0032) (“NYCERS”); Hound Partners Offshore Fund, LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-08705) (“Hound Partners”); Blackrock Global Allocation Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0343); Colonial First State Investments Limited As Responsible Entity for Commonwealth Global Shares Fund 1 v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0383); Bharat Ahuja v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-0846); Brahman Capital Corp. v. Valeant Pharmaceuticals International, Inc (Case No. 18-cv-0893); The Prudential Insurance Company of America v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-01223); Senzar Healthcare Master Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-02286) (“Senzar”); 2012 Dynasty UC LLC v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-08595); Catalyst Dynamic Alpha Fund v. Valeant Pharmaceuticals International, Inc. (Case No. 18-

cv-12673) (“Catalyst”); Northwestern Mutual Life Insurance Co., v. Valeant Pharmaceuticals International, Inc. (Case No. 18-cv-15286); Bahaa Aly, et al. v. Valeant Pharmaceuticals International, Inc., (Case No. 18-cv-17393) (“Aly”); Office of the Treasurer as Trustee for the Connecticut Retirement Plans and Trust Funds v. Valeant Pharmaceuticals International, Inc. (Case No. 19-cv-18473) (“Connecticut”); Delaware Public Employees’ Retirement System v. Valeant Pharmaceuticals International, Inc. (Case No. 19-cv-18475) (“Delaware”); Maverick Neutral Levered Fund v. Valeant Pharmaceuticals International, Inc. (Case No. 20-cv-02190); Templeton v. Valeant Pharmaceuticals International, Inc. (Case No. 20-cv-05478); USAA Mutual Funds Trust, et al. v. Valeant Pharmaceuticals International, Inc., et al., (Case No. 20-cv-07462); and GIC Private Ltd. v. Valeant Pharmaceuticals International, Inc., (Case No. 20-cv-07460). Sixteen of the thirty-seven opt-out actions have been dismissed; and the total number of remaining opt-out actions pending in the District of New Jersey is twenty-one actions.
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
Discovery in the opt-out actions has concluded. Motions for summary judgment were filed on August 1, 2022. On May 22, 2023, the Special Master overseeing the opt-out litigation issued reports and recommendations on all pending summary judgment motions. The Special Master recommended denying Plaintiffs’ motions in their entirety, denying all motions filed by the Company and granting in part certain other defendants’ motions for summary judgment on subparts of their defenses. On June 26, 2023, the Parties filed motions to adopt and objections to the Special Master’s May 22, 2023 reports and recommendations. On January 2, 2024, the District Court issued decisions affirming in part and overruling in part the Special Master’s recommendations and granting partial summary judgment in favor of defendants on additional subparts of their defenses. On January 16, 2024, Plaintiffs filed a motion requesting that the Court reconsider a portion of its January 2, 2024 decisions. That motion to reconsider was denied by the Court on May 3, 2024. No defendants have been fully dismissed from the opt-out actions as a result of the District Court’s decisions.
On April 22, 2024, the Court issued an order that the GMO Trust case will be the first of the opt-out cases to be tried, and setting the GMO Trust case for a trial to begin on September 4, 2024. This trial date was subsequently moved by the Court to September 3, 2024.
The Company disputes the claims against it in the remaining individual opt-out complaints and intends to defend itself vigorously.
U.S. Securities Litigation – Kelk Complaint
On July 26, 2023, a purported class action complaint captioned Kelk v. Bausch Health Companies Inc., et al. (No. 23-cv-03996), was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current or former officers. The action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs allege that defendants made various misrepresentations and omissions regarding the Company’s proposed spin-off of Bausch + Lomb, and allege that those purported misrepresentations and omissions concealed that the spin-off was executed as part of a strategy to subvert the pending opt-out lawsuits and leave plaintiffs in those actions without viable means to a potential recovery. An amended complaint was filed on January 19, 2024. The amended complaint also alleges that defendants made various misrepresentations and omissions regarding the strength of the Company’s patents protecting its product, Xifaxan®, from generic competitors. Pursuant to the operative scheduling order, defendants moved to dismiss the amended complaint on March 20, 2024. Briefing on this motion to dismiss concluded on July 9, 2024 and the motion is now pending.

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
Canadian Securities Litigation
In 2015, six putative class actions were filed and served against the Company and certain current or former officers and directors in Canada in the provinces of British Columbia, Ontario and Quebec. The Company is also aware of two additional putative class actions that were filed with the applicable court but which were not served on the Company and the factual allegations made in these actions were substantially similar to those outlined herein.
The actions generally alleged violations of Canadian provincial securities legislation on behalf of putative classes of persons who purchased or otherwise acquired securities of the Company for periods commencing as early as January 1, 2013 and ending as late as November 16, 2015. The alleged violations related to the same matters described in the U.S. Securities Litigation description above.
Each of these putative class actions, other than the action captioned Catucci v. Valeant, et al. (Court File No. 540-17-011743159, then Court File No. 500-06-000783-163) and filed in the Quebec Superior Court, was discontinued.
After a hearing on November 11, 2019, the court approved a settlement in the Catucci action between the class members and the Company’s auditors and the action was dismissed as against the Company’s auditors.
On August 4, 2020, the Company entered into a settlement agreement with the plaintiffs in Catucci, on behalf of the class. As part of the settlement, the Company and the other defendants admitted no liability as to the claims against it and denied all allegations of wrongdoing. Court approval of the settlement was granted after a hearing on November 16, 2020. The Catucci action has now been dismissed against the Company, its current and former directors and officers, its underwriters and its insurers.
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
The Company disputes the claims against it in each of these actions and intends to defend itself vigorously.
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
Hound Partners Lawsuit
In October 2018, Hound Partners Offshore Fund, LP, Hound Partners Long Master, LP and Hound Partners Concentrated Master, LP, filed a lawsuit against the Company in the Superior Court of New Jersey Law Division/Mercer County (Hound Partners Offshore Fund, LP et al. v. Valeant Pharmaceuticals International, Inc., et al. (No. MER-L-002185-18)) that asserts claims for common law fraud, negligent misrepresentation, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act. The allegations in the complaint are similar to those made in the Hound Partners opt-out case in the U.S. District Court for the District of New Jersey, referenced above. This matter is currently stayed. The Company disputes the claims and intends to vigorously defend this matter.
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
On April 5, 2022, Health Care Service Corporation (“HCSC”) filed an action with similar substantive allegations and similar indirect (state law) claims in the Superior Court of Alameda County, California against the Company and others. Defendants’ answers were filed on June 17, 2022. On November 28, 2022, the Court consolidated this action with the State Court Action for trial and pretrial purposes (the “Consolidated State Case”). Trial is currently scheduled to start in December 2024 in the Consolidated State Case.
On June 24, 2024, the Company reached an agreement to settle and, thereafter, on July 3, 2024, executed a final settlement agreement to resolve Humana’s (direct and indirect) and HCSC’s (indirect) state law claims. As part of the settlement, the Company admitted no liability as to the claims against it and denied all allegations of wrongdoing.
Generic Pricing Antitrust Litigation
The Company’s subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”) and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the United States District Court for the Eastern District of Pennsylvania (MDL 2724, 16- MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties, Cities, and Towns, are consolidated into the MDL. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., C.A. No. 2:20-03539 (D. CT, C.A. No. 3:20-00802), in which Bausch Health US and Bausch Health Americas are defendants, has been remanded to and is pending in the United States District Court for the District of Connecticut. There are cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, some of which are in deferred status. The Company disputes the claims against it and continues to defend itself vigorously.
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
Intellectual Property
Patent Litigation/Paragraph IV Matters
From time to time, the Company (and/or certain of its affiliates) is also party to certain intellectual property litigation proceedings in the United States and Canada, including as arising from claims filed against the Company or by the Company (or that the Company anticipates filing within the required time periods) related to certain products sold by or on behalf of the Company, which may be in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third-party generic manufacturers, where such products include Xifaxan® 200 mg and 550 mg, Lotemax® SM, Lumify®, Trulance® and Vyzulta® in the United States.
Xifaxan® Paragraph IV Proceedings
The Company has filed lawsuits against Norwich Pharmaceuticals Inc. (“Norwich”) and Amneal Pharmaceuticals of New York, LLC concerning the Company’s Xifaxan® (rifaximin) 550 mg tablets. The foregoing lawsuits and related litigation are referred to collectively as the “Xifaxan® Generics Litigation”.
The Norwich I Xifaxan Litigation
On February 17, 2020, the Company and Alfasigma S.p.A. (“Alfasigma”) received a Notice of Paragraph IV Certification from Norwich, in which Norwich asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which Norwich filed an ANDA (the “Norwich First ANDA”). The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of the Norwich First ANDA for rifaximin tablets, 550 mg. Trial in this matter was held in March 2022. The court issued a final judgment on August 10, 2022 (the “Norwich Legal Decision”), finding that the U.S. Patents protecting the use of Xifaxan® (rifaximin) 550 mg tablets for the reduction in risk of HE recurrence valid and infringed and the U.S. Patents protecting the composition, and use of Xifaxan® for treating IBS-D invalid. The Norwich Legal Decision prevents FDA approval of the Norwich First ANDA until October 2029. The Company appealed the Norwich Legal Decision to the U.S. Court of Appeals for the Federal Circuit on August 16, 2022. Following the Company’s appeal, Norwich claimed to have removed the HE indication from the Norwich First ANDA and then filed a motion in the District Court requesting modification of the Norwich Legal Decision to permit the FDA to approve the Norwich First ANDA before October 2029. The Company opposed the motion. On May 17, 2023, the District Court denied Norwich’s motion and confirmed that the FDA remained enjoined from granting final approval to the Norwich First ANDA until October 2029. Norwich filed its appeal to the U.S. Court of Appeals for the Federal Circuit on May 19, 2023. The Company’s and Norwich’s appeals were consolidated (the “Norwich Appeal”). The Federal Circuit heard oral arguments on January 8, 2024 in the Norwich Appeal. On April 11, 2024, the Federal Circuit issued an opinion affirming the Norwich Legal Decision and the District Court’s denial of Norwich’s motion requesting modification of the Norwich Legal Decision (the “Norwich Appeal Decision”). In May 2024, both the Company and Norwich petitioned for panel and en banc rehearing of the Norwich Appeal Decision. The Federal Circuit denied the Company’s and Norwich’s rehearing petitions on June 13,

2024 and issued its mandate to the District Court on June 20, 2024. Under the Norwich Appeal Decision, the FDA remains enjoined from approving the Norwich First ANDA until October 2029.
In a letter to Norwich on June 2, 2023, the FDA granted tentative approval to the Norwich First ANDA, but confirmed that it is enjoined from granting final approval until October 2029. On June 5, 2023, Norwich brought a lawsuit against the FDA in the U.S. District Court for the District of Columbia (the “DC District Court”), alleging that the FDA acted improperly by only granting tentative approval to the Norwich First ANDA rather than final approval (the “Norwich DC Lawsuit”). In June 2023, the Company intervened in the Norwich DC Lawsuit. A hearing was held on October 6, 2023. On November 1, 2023, the DC District Court granted the Company’s and FDA’s motions for summary judgment, thereby ending the lawsuit. In December 2023, Norwich appealed the DC District Court’s November 1st decision to the U.S. Court of Appeals for the District of Columbia Circuit (the “DC Circuit”). The DC Circuit has held the appeal in abeyance since February 2, 2024.
In January 2023 and October 2023, the U.S. Patent Office issued U.S. Patent Nos. 11,564,912 (the “’912 Patent”) and 11,779,571 (the “’571 Patent”) directed to IBS-D, which were then listed in the FDA’s Orange Book for Xifaxan®. The Company received new Notices of Paragraph IV Certification from Norwich asserting that claims of the ‘912 and ‘571 Patents are invalid, unenforceable, and/or will not be infringed by the commercial manufacture, use, or sale of Norwich’s generic rifaximin tablets, 550 mg, under the Norwich First ANDA. Any suit brought against the Norwich First ANDA under the ‘912 or ‘571 Patent is not believed to result in a new 30-month stay of approval.
The Norwich II Xifaxan Litigation
The Company received a Notice of Paragraph IV Certification from Norwich, dated May 10, 2024, in which Norwich asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of Norwich’s generic rifaximin tablets, 550 mg, for which Norwich filed an amended ANDA (the “Norwich Second ANDA”). On June 20, 2024, the Company filed suit against Norwich in the U.S. District Court for the District of New Jersey pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the ‘912 and ‘571 Patents, thereby triggering a 30-month stay of the approval of the Norwich Second ANDA for rifaximin tablets, 550 mg.
The Amneal Xifaxan Litigation
On February 28, 2024, the Company received a Notice of Paragraph IV Certification from Amneal Pharmaceuticals of New York, LLC, U.S. Agent for Amneal EU, Limited (collectively “Amneal”), in which Amneal asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Amneal’s generic rifaximin tablets, 550 mg, for which Amneal filed an ANDA. On April 5, 2024, the Company and Alfasigma filed suit against Amneal in the U.S. District Court for the District of New Jersey pursuant to the Hatch-Waxman Act, alleging infringement by Amneal of one or more claims of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Amneal’s ANDA for rifaximin tablets, 550 mg.
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

On May 15, 2023, the United States Patent & Trademark Office’s Patent Trial and Appeal Board (“PTAB”) issued a Final Written Decision, finding all claims of U.S. Patent No. 8,293,742 unpatentable. This decision has been appealed to the United States Court of Appeals for the Federal Circuit and the appeal is ongoing. Furthermore, two additional patents (U.S. Patent Nos. 11,596,600 and 11,833,245) have issued and been listed in the Orange Book as related to Lumify®. Lawsuits alleging infringement of these patents were filed against Slayback and its licensee, Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “DRL”). On December 15, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies filed a Motion for a Preliminary Injunction requesting the court to enjoin any infringing activities by DRL and a hearing was held in January 2024. On May 10, 2024, the Court denied Plaintiffs’ Motion, finding that Plaintiffs had not proven that they would be “irreparably harmed” absent a preliminary injunction.
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
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, the Company and its affiliates, including Bausch + Lomb, have been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-seven (27) of such product liability suits currently remain pending. In three (3) cases pending in the Atlantic County, New Jersey Multi-County Litigation, agreed stipulations of dismissal have been entered by the Court, thus dismissing the Company from those cases. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to the Company and its affiliates, including Bausch + Lomb, and legal fees and costs will be paid by Johnson & Johnson. Twenty-six (26) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions were filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to the Company or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December 16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing the Company as a defendant; as a result, the British Columbia class action is concluded as to the Company.
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
As of the date of this report, the litigation against the Company, Bausch + Lomb and other defendants is no longer stayed, and LTL and Johnson & Johnson continue to have indemnification obligations running to the Company and its affiliates, including Bausch + Lomb, for Shower to Shower® related product liability litigation. It is our expectation that Johnson & Johnson, in accordance with the applicable indemnification agreement, will continue to vigorously defend the Company and Bausch + Lomb, in each of the remaining actions, and that the Company and Bausch + Lomb will not incur any material impairments with respect to indemnification claims as a result of the divisional merger or the bankruptcy.
In June 2024, LTL and its successors began the process of soliciting votes for a new “pre-packaged” bankruptcy plan that it has announced it intends to file in the future. Solicitation of votes on the new bankruptcy plan remains ongoing.

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
California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. Bausch Health US filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief; Appellees’ response briefs were filed October 8, 2021. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the Bankruptcy Court in the LTL bankruptcy proceeding. This stay included Appellants’ reply brief deadline, which was previously due to be filed on or before December 2, 2021. On March 9, 2022, the Ninth Circuit issued an order extending the stay through July 29, 2022. On July 29, 2022, Johnson & Johnson filed a status report in the Gutierrez appeal, outlining the developments since the last status report and the imposition of the stay. Johnson & Johnson noted that following a July 26, 2022, hearing, the Bankruptcy Court left the preliminary injunction in place, and asked the Ninth Circuit to continue to stay this action while the bankruptcy preliminary injunction remained in place. On January 20, 2023, the Ninth Circuit extended the stay until February 17, 2023. On February 17, 2023, Johnson & Johnson requested that the court afford it sixty (60) days – until April 18, 2023, or seven (7) days following any lifting of the LTL Bankruptcy Court’s preliminary injunction, whichever comes earliest – to provide an additional status report about the bankruptcy proceeding and the Third Circuit dismissal for which LTL has requested a rehearing. On April 7, 2023, Johnson & Johnson Consumer Inc. filed a status report regarding the bankruptcy proceeding advising the Court of the dismissal of the prior bankruptcy proceeding and the filing of the second bankruptcy proceeding, as well as the preliminary injunction and stay order, and requesting the stay of the appeal remain in place until May 10, 2023, which was granted. Following the entry of a preliminary injunction applicable to this case, which was extended until August 26, 2023, the Ninth Circuit extended the stay to June 15, 2023. On June 22, 2023, Johnson & Johnson/ LTL filed a status report requesting the stay be extended to August 26, 2023, consistent with the extension of the preliminary injunction by the bankruptcy court. On August 15, 2023, Johnson & Johnson filed a supplemental status report notifying the Ninth Circuit that the second bankruptcy proceeding was dismissed on August 11, 2023, so the stay could be lifted and briefing could proceed to conclusion and setting of oral argument. On September 13, 2023, the Ninth Circuit lifted the stay. On April 8, 2024, the Ninth Circuit heard oral argument on Plaintiffs’ appeal of the lower court’s dismissal of the case with prejudice, and on April 29, 2024, the Ninth Circuit issued a memorandum disposition that affirmed the dismissal of the case in full. Plaintiffs have not filed a further appeal and the time to do so has passed.
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
The State has negotiated a settlement of the lawsuit with Johnson & Johnson, in which the Company and its affiliates, including Bausch + Lomb, are released parties. The entire action will be dismissed once the settlement has been completed following payment. Pending completion of the settlement, the Company and Bausch Health US dispute the claims against them, and this lawsuit will be defended vigorously.
California Consumer Protection Action
On October 31, 2023, Plaintiff County of Los Angeles filed an action on behalf of the state of California against the Company and Johnson & Johnson, seeking injunctive relief, restitution and damages in California state court (People of the State of California, by and through County of Los Angeles v. Johnson & Johnson, et al., Case No. 23STCV27015). The lawsuit asserts claims for purported violations of the California False Advertising Law, Unfair Competition Law, and public nuisance claims, against multiple manufacturers of talcum powder products, including Shower to Shower®, that the plaintiffs allege caused or contributed to development of ovarian cancer and mesothelioma in residents of California. The lawsuit seeks injunctive relief, restitution, statutory penalties and damages. Pursuant to agreed stipulations, responses to the Complaint are due August 12, 2024.
This action is included in a 42-state Attorneys General settlement reached by Johnson & Johnson, and the Company and its affiliates, including Bausch + Lomb, will be included among the released parties. The entire action will be dismissed once the settlement documents are finalized and all conditions are met. Pending completion of the settlement, the Company and its affiliates dispute the claims against them, and this lawsuit will be defended vigorously.
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
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas summary judgment on its counterclaims against Plaintiff and dismissing Plaintiff’s claims against Bausch Health Americas. The motion was fully briefed as of May 2021. The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying Bausch Health Americas’ motion. On June 14, 2023, Bausch Health Americas filed a Notice of Appeal as to the Decision and Order to the Appellate Division of the New York Supreme Court, First Department. On March 13, 2024, Bausch Health Americas filed its appellant motion and brief with the Appellate Division of the New York Supreme Court, First Department, appealing the trial court’s denial of Bausch Health Americas’ motion for summary judgment. Doctors Allergy filed its answering brief on July 26, 2024. Bausch Health Americas is evaluating Doctors Allergy’s brief to determine whether a reply brief is necessary. If Bausch Health Americas opts to file a reply brief, it will do so on or before September 13, 2024. If Bausch Health Americas opts not to file a reply brief, then it will promptly request an oral argument date from the Appellate Division. The Appellate Division has not set a date for oral argument. Bausch Health Americas disputes the claims against it and this lawsuit will be defended vigorously.
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

Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenues:
Salix	$558	$557	$1,057	$1,053
International	276	259	541	506
Solta Medical	102	88	190	161
Diversified	251	228	453	425
Bausch + Lomb	1,216	1,035	2,315	1966
	$2,403	$2,167	$4,556	$4,111
Segment profits:
Salix	$377	$386	$706	$700
International	86	68	173	145
Solta Medical	47	45	87	81
Diversified	166	138	280	245
Bausch + Lomb	274	244	516	455
	950	881	1,762	1,626
Corporate	(254)	(230)	(498)	(481)
Amortization of intangible assets	(270)	(269)	(544)	(542)
Asset impairments	(5)	(37)	(6)	(50)
Restructuring, integration and separation costs	(12)	(16)	(24)	(26)
Other (expense) income, net	(20)	83	(20)	60
Operating income	389	412	670	587
Interest income	8	7	17	13
Interest expense	(350)	(319)	(705)	(626)
Gain on extinguishment of debt	12	—	23	—
Foreign exchange and other	(11)	(21)	(26)	(31)
Income (loss) before income taxes	$48	$79	$(21)	$(57)

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
	Three Months Ended June 30, 2024
Pharmaceuticals	$557	$63	$—	$220	$245	$1,085
Devices	—	—	102	—	445	547
OTC	—	41	—	2	447	490
Branded and Other Generics	—	157	—	25	76	258
Other revenues	1	15	—	4	3	23
	$558	$276	$102	$251	$1,216	$2,403

	Three Months Ended June 30, 2023
Pharmaceuticals	$558	$60	$—	$194	$134	$946
Devices	—	—	88	—	408	496
OTC	—	39	—	1	421	461
Branded and Other Generics	—	148	—	27	68	243
Other revenues	(1)	12	—	6	4	21
	$557	$259	$88	$228	$1,035	$2,167

	Six Months Ended June 30, 2024
Pharmaceuticals	$1,056	$121	$—	$391	$454	$2,022
Devices	—	—	190	—	869	1,059
OTC	—	80	—	3	842	925
Branded and Other Generics	—	310	—	50	142	502
Other revenues	1	30	—	9	8	48
	$1,057	$541	$190	$453	$2,315	$4,556

	Six Months Ended June 30, 2023
Pharmaceuticals	$1,054	$117	$—	$356	$242	$1,769
Devices	—	—	161	—	814	975
OTC	—	78	—	3	774	855
Branded and Other Generics	—	286	—	54	129	469
Other revenues	(1)	25	—	12	7	43
	$1,053	$506	$161	$425	$1,966	$4,111

The top ten products for the six months ended June 30, 2024 and 2023 represented 48% and 47% of total revenues for each of the six months ended June 30, 2024 and 2023, respectively.

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
U.S. and Puerto Rico	$1,438	$1,269	$2,692	$2,380
China	122	114	219	202
Canada	99	92	189	176
Mexico	84	75	160	144
Poland	78	75	164	150
France	65	63	126	120
Japan	47	48	90	98
Germany	41	42	85	85
Russia	39	36	75	70
South Korea	34	23	64	45
United Kingdom	33	30	66	60
Spain	27	25	50	47
Italy	24	23	48	44
Other	272	252	528	490
	$2,403	$2,167	$4,556	$4,111
Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Six Months Ended June 30,
	2024	2023
Cencora Inc.	18%	18%
McKesson Corporation (including McKesson Specialty)	16%	14%
Cardinal Health, Inc.	14%	13%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” “Bausch Health,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries, taken together. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning of applicable Canadian securities laws (collectively “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2023, which were included in our Annual Report on Form 10-K filed on February 22, 2024. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR+ at www.sedarplus.ca and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). In May 2022, a wholly owned subsidiary of Bausch

Health sold common shares of B+L pursuant to an initial public offering of Bausch + Lomb (the “B+L IPO”). Following the B+L IPO, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of B+L’s outstanding common shares as of July 24, 2024.
We continue to believe the separation of B+L, which includes the transfer of all or a portion of our remaining direct or indirect equity interest in B+L to our shareholders, makes strategic sense. The completion of the B+L Separation is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals. We continue to evaluate all relevant factors and considerations related to the B+L Separation, including the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements).
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
To position ourselves to unlock the value we see in our individual businesses, we have sought to right-size our portfolio of assets and provide financial flexibility. In line with this focus on our core businesses, we have: (i) made measurable progress in effectively managing our capital structure, including taking actions to reduce the principal balances of our long-term debt, (ii) directed capital allocation to drive growth within these core businesses, (iii) increased our efforts to improve patient access, (iv) divested assets to improve our capital structure and simplify our business and (v) continued to invest in sustainable growth drivers to position us for long-term growth.
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
Maturities of our principal balances of debt obligations as of June 30, 2024 were as follows:

(in millions)	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter	Total
Total debt obligations	$78	$2,370	$757	$6,823	$7,168	$1,609	$1,593	$20,398
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
Repurchases and Retirement of Senior Unsecured Notes in 2024
During January 2024 and May 2024, through a series of transactions we repurchased and retired outstanding senior unsecured notes with an aggregate par value of $555 million for approximately $530 million using cash on hand.
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
As of June 30, 2024, there were $300 million in outstanding borrowings under the AR Credit Facility.
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
As of June 30, 2024, we had approximately 90 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
Gastrointestinal
•Rifaximin (RED-C) - Two global Phase 3 studies for the use of a soluble solid dispersion (“SSD”) formulation of rifaximin for the prevention of overt hepatic encephalopathy (“OHE”) in patients with early decompensation in liver cirrhosis are ongoing. Enrollment of one of two global Phase 3 trials was completed as of December 31, 2023 and enrollment of the second trial was completed in April 2024.
•Amiselimod (S1P modulator) for Ulcerative Colitis - A Phase 2 study to evaluate Amiselimod (S1P modulator) for the treatment of mild to moderate ulcerative colitis completed enrollment in July 2023 and the induction portion of the study was completed in the fourth quarter of 2023. In the topline results, Amiselimod met the primary and key secondary endpoints including clinical and endoscopic measures in the double-blind induction period of the study; the open-label extension up to 52 weeks is currently ongoing. In April 2024, we met with the U.S. Food and Drug Administration (“FDA”) for an end of Phase 2 meeting and Phase 3 planning which will focus on the treatment of moderate to severe ulcerative colitis population. We also expect to meet with other international authorities later in the year.
Solta Medical
•Clear + Brilliant® Touch - Next generation Clear + Brilliant® laser is designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths with submissions in Europe completed in the first quarter of 2024. Approval has been received in the first half of 2024 in New Zealand, Australia and the Philippines and submission for Canada and Asia Pacific markets is planned in 2024.
~~•~~Fraxel® - Next Generation Fraxel® is a fractionated laser device for skin resurfacing. FDA submission has been completed and approval is expected to occur in the second half of 2024.
Dermatology
•CABTREO® - the first and only FDA-approved fixed-dose, triple-combination topical treatment for acne. CABTREO® Topical Gel was launched in the U.S. in the first quarter of 2024. A New Drug Submission was submitted to Health Canada on May 30, 2023.
Bausch + Lomb
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide outstanding comfort and clear vision throughout the day. To date, SiHy Daily has been launched in over 50 countries, under the brand names INFUSE®, BAUSCH + LOMB ULTRA® ONE DAY and AQUALOX® ONE DAY. Bausch + Lomb continues to plan to launch its SiHy Daily lenses into additional countries throughout 2024. In addition, Bausch + Lomb launched its first silicone hydrogel daily disposable multifocal contact lens in May 2023 and launched a toric lens in the U.S in June 2024.
~~•~~Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. To date, Bausch + Lomb has launched and acquired the right to launch Lumify® in various countries. Bausch + Lomb also has new line extension formulations that were recently launched or are under development, including Lumify® Eye IlluminationsTM which launched in the U.S. in September 2023 and Lumify® Preservative Free, for which the New Drug Application was approved by the FDA in April 2024, and is anticipated to launch in the first quarter of 2025.
•Bausch + Lomb is expanding its portfolio of premium intraocular lenses (“IOL”) built on the enVista® platform with enVista AspireTM (Monofocal Plus), enVista EnvyTM Trifocal and enVista BeyondTM (extended depth of focus (“EDOF”)) optical designs with two options: non-Toric and Toric for astigmatism patients. enVista AspireTM monofocal and toric IOLs with Intermediate Optimized optics launched in the U.S. during October 2023 and Bausch + Lomb anticipates launching in Europe and Canada in 2025. enVista EnvyTM launched in Canada in June 2024 and Bausch + Lomb anticipates launching enVista EnvyTM in the U.S. during the fourth quarter of 2024, and in Europe in 2025. Bausch + Lomb anticipates launching enVista BeyondTM in the U.S. in 2026.
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
In July 2024, Bausch + Lomb acquired Trukera Medical, from its private equity owner, AccelMed Partners, and other shareholders. Trukera Medical, a U.S.-based privately held ophthalmic medical diagnostic company, commercializes ScoutPro®, a point-of-care portable device for precisely measuring osmolarity, or the salt content of a person’s tears. This acquisition is expected to expand Bausch + Lomb’s presence in the dry eye market.
In September 2023, Bausch + Lomb acquired XIIDRA®, the first and only non-steroid eye drop specifically approved to treat the signs and symptoms of dry eye disease focusing on inflammation associated with dry eye, and certain other ophthalmology assets from Novartis Pharma AG and Novartis Finance Corporation (together with Novartis Pharma AG, “Novartis”) (the “XIIDRA Acquisition”). The XIIDRA Acquisition complements and grows Bausch + Lomb’s existing dry eye franchise.
In July 2023, Bausch + Lomb acquired the Blink® OTC product line of eye and contact lens drops from Johnson & Johnson Vision, which consists of Blink® Tears Lubricating Eye Drops, Blink® Tears Preservative Free Lubricating Eye Drops, Blink GelTears® Lubricating Eye Drops, Blink® Triple Care Lubricating Eye Drops, Blink Contacts® Lubricating Eye Drops, and Blink-N-Clean® Lens Drops (collectively, the “Blink® Product Line”). This acquisition has enabled Bausch + Lomb to continue to grow its global OTC business.
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
We will continue to consider dispositions of various assets in line with this strategy. While we anticipate that any future divestiture activities will be related to non-core assets, we will consider dispositions in core areas that we believe represent attractive opportunities for the Company.

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
International - Our International product portfolio includes certain newly launched products such as Ryaltris® for moderate to severe seasonal allergic rhinitis and Uceris® Foam, an aerosol foam for distal ulcerative colitis in Canada. We are also pursuing opportunities in the dermatology markets globally for products that address acne, atopic dermatitis, psoriasis and onychomycosis. To address these and other opportunities we continue to invest in the training and expansion of our sales and marketing teams.
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
Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity and sanctions against Russia, Belarus and specific areas of Ukraine have continued, the war has continued to affect economic and global financial markets and placed further pressure on ongoing economic challenges, including issues such as inflation and global supply-chain disruption.
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
Our revenues attributable to Russia, Ukraine and Belarus for the six months ended June 30, 2024 and 2023 were approximately 2% of our total revenues in each period. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
Israel-Hamas Conflict
The conflict between Israel and Hamas began during October 2023. Our revenues attributable to Israel for the six months ended June 30, 2024 and 2023 were less than 1% of our total revenues in each period. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
For a further discussion of these and other risks relating to our international business, see Item 1A. “Risk Factors — Risks Relating to the International Scope of our Business” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 22, 2024.
Global Minimum Corporate Tax Rate
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”) published a statement that outlined the key components of a two-pillar plan to address the tax challenges arising from the digitalisation of the economy. The statement was agreed by the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) which now includes 145 member jurisdictions. The timetable for implementation of the two-pillar plan was initially proposed for 2023, but has since been extended to 2024 and, with respect to certain components of the plan, 2025. Under the pillar one proposals, a portion of the residual profits of multinational enterprise (“MNE”) groups with global turnover above €20 billion and a profit margin above 10% will be allocated to market jurisdictions where such allocated profits would be taxed. Under pillar two proposals, a global minimum corporate tax rate of 15% will apply to undertaxed profits of MNE groups with consolidated revenue of at least €750 million. On December 20, 2021, the OECD released model rules on the global minimum tax under pillar two, followed by the OECD’S commentaries, examples, three sets of administrative guidance and certain other documents relating to the operation and application of the model rules. On December 18, 2023, the OECD announced plans to release additional guidance on model rules and to start the peer review process in 2024. Many members of the Inclusive Framework have either introduced or announced their intention to introduce certain components of the global minimum tax in line with the model rules for fiscal years beginning on or after December 31, 2023. In particular, on December 15, 2022, the Council of the European Union (“EU”) adopted a directive to require the implementation of the pillar two rules by EU member states, with certain elements becoming effective for fiscal years beginning on or after December 31, 2023. On August 4, 2023, Canada released draft legislation to enact certain components of the pillar two proposals into Canadian law as the Global Minimum Tax Act (“GMTA”). The GMTA is generally aligned with the model rules proposed by the OECD and is expected to become effective for fiscal years beginning on or after December 31, 2023. The United States did not announce plans to enact the tax measures under the two-pillar plan. On

February 1, 2023, the US Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two by other jurisdictions is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. We will continue to monitor the implementation of the two-pillar plan by the countries in which we operate, and to consider the impact of these measures. On June 17, 2024, the OECD published further administrative guidance to clarify the operation of the model rules. Many jurisdictions in which the Company operates have adopted the global minimum tax provision of the OECD pillar two effective for tax years beginning in January 2024.
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
See Item 1. “Business-Government Regulations” and Item 1A. “Risk Factors - Risks Relating to Specific Legislation and Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 22, 2024 for additional information on the risks associated with these regulations and related matters.
Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity in 2026 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2026 or in later years. Following loss of exclusivity (“LOE”) of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the LOE or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic (“AG”) of such product (either ourselves or through a third-party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material.
2026 through 2028 LOE Branded Products - Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified branded products that we believe could begin facing potential LOE and/or generic competition in the U.S. and Canada during the years 2026 through 2028. These products and year of expected LOE include, but are not limited to, Aplenzin® (2026), Bryhali® (2026), Relistor® Subcutaneous (2028) and Xifaxan® (2028) in the U.S. and Jublia® (2028) in Canada. These dates may change based on, among other things, the results of challenges to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
In addition, for a number of our products (including Xifaxan® 550 mg, Trulance® and Lumify® in the U.S.), we have commenced (or anticipate commencing) and have (or may have) ongoing infringement proceedings against potential generic competitors in the U.S. If we are not successful in these proceedings, we may face increased generic competition for these products.
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

FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides selected unaudited financial information for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2024	2023	Change	2024	2023	Change
Revenues	$2,403	$2,167	$236	$4,556	$4,111	$445
Operating income	$389	$412	$(23)	$670	$587	$83
Income (loss) before income taxes	$48	$79	$(31)	$(21)	$(57)	$36
Net income (loss) attributable to Bausch Health Companies Inc.	$10	$26	$(16)	$(54)	$(175)	$121
Earnings (loss) per share attributable to Bausch Health Companies Inc.
Basic	$0.03	$0.07	$(0.04)	$(0.15)	$(0.48)	$0.33
Diluted	$0.03	$0.07	$(0.04)	$(0.15)	$(0.48)	$0.33
Financial Performance
Summary of the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Revenues for the three months ended June 30, 2024 and 2023 were $2,403 million and $2,167 million, respectively, an increase of $236 million, or 11%. The increase was primarily due to growth across all our segments driven by: (i) incremental sales attributable to acquisitions, (ii) higher volumes and (iii) improved net pricing, partially offset by: (i) the unfavorable impact of foreign currencies and (ii) the impact of divestitures and discontinuations.
Operating income for the three months ended June 30, 2024 and 2023 was $389 million and $412 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $318 million and $315 million, Asset impairments of $5 million and $37 million and Share-based compensation of $36 million and $33 million, respectively. The decrease in our operating results of $23 million reflects, among other factors:
•an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $165 million primarily due to the increase in revenues as previously discussed;
•an increase in selling, general and administrative (“SG&A”) of $121 million primarily attributable to higher selling, advertising and promotion expenses, partially offset by the favorable impact of foreign currencies;
•a decrease in Asset impairments of $32 million, attributable to higher impairments for the three months ended June 30, 2023 primarily driven by the launch of a generic competitor to Uceris® Foam during the second quarter of 2023; and
•an increase in Other expense (income), net of $103 million, primarily attributable to: (i) insurance recoveries associated with certain legacy litigation matters in the second quarter of 2023, (ii) adjustments to the loss contingencies for certain legal matters during the second quarter of 2024 and (iii) changes in estimates of the liability for Acquisition-related contingent consideration.
Income before income taxes for the three months ended June 30, 2024 and 2023 was $48 million and $79 million, respectively, an unfavorable change of $31 million. The change is primarily attributable to: (i) an increase in interest expense of $31 million and (ii) the decrease in our operating results of $23 million, as previously discussed, partially offset by a Gain on extinguishment of debt of $12 million in the second quarter of 2024.
Net income attributable to Bausch Health for the three months ended June 30, 2024 and 2023 was $10 million and $26 million, respectively, a decrease in our results of $16 million, and is primarily the result of: (i) an unfavorable change in Income before income taxes of $31 million, as previously discussed and (ii) a favorable change in income taxes of $3 million.

Summary of the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Revenues for the six months ended June 30, 2024 and 2023 were $4,556 million and $4,111 million, respectively, an increase of $445 million, or 11%. The increase was primarily due to growth across all our segments driven by: (i) higher volumes, (ii) incremental sales attributable to acquisitions and (iii) improved net pricing, partially offset by: (i) the unfavorable impact of foreign currencies and (ii) the impact of divestitures and discontinuations.
Operating income for the six months ended June 30, 2024 and 2023 was $670 million and $587 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $638 million and $634 million, Asset impairments of $6 million and $50 million and Share-based compensation of $69 million and $74 million, respectively. The increase in our operating results of $83 million reflects, among other factors:
•an increase in contribution of $316 million primarily due to the increase in revenues as previously discussed;
•an increase in SG&A of $190 million primarily attributable to higher selling, advertising and promotion expenses, partially offset by the favorable impact of foreign currencies;
•an increase in R&D of $8 million attributable to higher spend, primarily on certain projects in our Bausch + Lomb and Salix segments;
•a decrease in Asset impairments of $44 million, attributable to higher impairments for the six months ended June 30, 2023 primarily driven by the launch of a generic competitor to Uceris® Foam during the second quarter of 2023; and
•an increase in Other expense (income), net of $80 million primarily attributable to: (i) insurance recoveries associated with certain legacy litigation matters in the second quarter of 2023, (ii) adjustments to the loss contingencies for certain legal matters during the second quarter of 2024 and (iii) changes in estimates of the liability for Acquisition-related contingent consideration.
Loss before income taxes for the six months ended June 30, 2024 and 2023 was $21 million and $57 million, respectively, an increase in our results of $36 million. The change is primarily attributable to: (i) the increase in our operating results of $83 million, as previously discussed and (ii) a Gain on extinguishment of debt of $23 million, partially offset by an increase in interest expense of $79 million.
Net loss attributable to Bausch Health for the six months ended June 30, 2024 and 2023 was $54 million and $175 million, respectively, an increase in our results of $121 million, due to: (i) an increase in our income before income taxes of $36 million, as previously discussed and (ii) a favorable change in income taxes of $68 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Revenues
Product sales	$2,379	$2,146	$233	$4,508	$4,068	$440
Other revenues	24	21	3	48	43	5
	2,403	2,167	236	4,556	4,111	445
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	708	640	68	1,336	1,212	124
Cost of other revenues	11	9	2	23	19	4
Selling, general and administrative	832	711	121	1,626	1,436	190
Research and development	156	156	—	307	299	8
Amortization of intangible assets	270	269	1	544	542	2
Asset impairments	5	37	(32)	6	50	(44)
Restructuring, integration and separation costs	12	16	(4)	24	26	(2)
Other expense (income), net	20	(83)	103	20	(60)	80
	2,014	1,755	259	3,886	3,524	362
Operating income	389	412	(23)	670	587	83
Interest income	8	7	1	17	13	4
Interest expense	(350)	(319)	(31)	(705)	(626)	(79)
Gain on extinguishment of debt	12	—	12	23	—	23
Foreign exchange and other	(11)	(21)	10	(26)	(31)	5
Income (loss) before income taxes	48	79	(31)	(21)	(57)	36
Provision for income taxes	(49)	(52)	3	(57)	(125)	68
Net (loss) income	(1)	27	(28)	(78)	(182)	104
Net loss (income) attributable to noncontrolling interest	11	(1)	12	24	7	17
Net income (loss) attributable to Bausch Health Companies Inc.	$10	$26	$(16)	$(54)	$(175)	$121
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
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
Our revenues were $2,403 million and $2,167 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $236 million, or 11%. The increase was primarily due to: (i) incremental sales attributable to our XIIDRA® and other acquisitions of $104 million, (ii) an increase in volumes of $103 million, primarily attributable to our Bausch + Lomb, Solta Medical, Salix and International segments and (iii) an increase in net realized pricing of $68 million, attributable to our Diversified, Bausch + Lomb, International and Solta Medical segments, partially offset by: (i) the unfavorable impact of foreign currencies of $25 million, primarily in Asia and (ii) the impact of divestitures and discontinuations of $14 million.
The changes in our segment revenues and segment profits for the three months ended June 30, 2024, are discussed in further detail below under “ — Reportable Segment Revenues and Profits.”

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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
	2024		2023
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$4,050	100.0%	$3,627	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	170	4.2%	158	4.4%
Returns	47	1.2%	37	1.0%
Rebates	900	22.2%	700	19.3%
Chargebacks	479	11.8%	524	14.4%
Distribution fees	75	1.9%	62	1.7%
Total provisions	1,671	41.3%	1,481	40.8%
Net product sales	2,379	58.7%	2,146	59.2%
Other revenues	24		21
Revenues	$2,403		$2,167
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 41.3% and 40.8% for the three months ended June 30, 2024 and 2023, respectively, an increase of 0.5 percentage points due primarily to the following factors:
•rebates as a percentage of gross product sales were higher primarily due to: (i) the 2023 acquisition of XIIDRA® and the launch of MIEBO® by Bausch + Lomb, (ii) the launch of our Dermatology product, CABTREO® and (iii) increases in rebates for certain branded products such as Trulance®, partially offset by rebates for certain products such as Wellbutrin®, Onexton® and Elidel® ; and
•chargebacks as a percentage of gross product sales were lower primarily due to lower gross product sales of Glumetza® SLX. These decreases were partially offset increased gross product sales for Uceris AG and our neurology product Wellbutrin®.

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
Cost of goods sold was $708 million and $640 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $68 million, or 11%. The increase was primarily driven by: (i) the cost of sales associated with acquisitions in 2023, (ii) higher unfavorable manufacturing variances and (iii) the increase in volumes, as previously discussed. These increases in Cost of goods sold were partially offset by the impact of charges related to the Injector Recall during the three months ended June 30, 2023 discussed below, not recurring in 2024.
Cost of goods sold as a percentage of product sales revenue were 29.8% for each of the three months ended June 30, 2024 and 2023.
In May 2023 we initiated a voluntary recall in EMEA and Canada of our Emerade epinephrine auto-injectors (0.3 mg and 0.5 mg) used to deliver an emergency treatment of epinephrine to patients who are at risk of serious allergic reactions (anaphylaxis) (the “Injector Recall”). The Injector Recall resulted in inventory provisions of approximately $7 million, product return provisions of approximately $2 million and other costs of approximately $3 million included in Cost of goods sold for the three months ended June 30, 2023.
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
SG&A expenses were $832 million and $711 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $121 million, or 17%. The increase was primarily attributable to: (i) higher selling, advertising and promotion expenses primarily attributable to XIIDRA® and the launch of MIEBO® and (ii) higher professional fees.
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
R&D expenses were $156 million for each of the three months ended June 30, 2024 and 2023. R&D expenses as a percentage of Product sales were approximately 7% for each of the three months ended June 30, 2024 and 2023.

Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 1 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $270 million and $269 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $1 million. The increase was primarily attributable to amortization of assets acquired by Bausch + Lomb in 2023, partially offset by fully amortized intangible assets no longer being amortized in 2024.
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
Asset impairments were $5 million and $37 million for the three months ended June 30, 2024 and 2023, respectively, a decrease of $32 million. Asset impairments for the three months ended June 30, 2024 were $5 million and primarily related to the discontinuance of a certain product brand.
Asset impairments for the three months ended June 30, 2023, were $37 million and primarily related to the impairment to the intangible assets associated with our Uceris® Foam product as discussed below.
Uceris® Foam - On April 12, 2023, the FDA approved an Abbreviated New Drug Application submitted by a competitor for a budesonide (a steroid (cortisone-like) medicine) foam to help treat mild to moderate active ulcerative colitis. This product is a generic version of our Uceris® Foam product. As of June 30, 2023, the carrying value of the Uceris® Foam product related intangible assets exceeded the undiscounted expected cash flows from the Uceris® Foam. As a result, the Company recognized an impairment of $37 million to reduce the carrying value of the Uceris® Foam product related intangible assets to their estimated fair value.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, integration and separation costs
Restructuring, integration and separation costs were $12 million and $16 million for the three months ended June 30, 2024 and 2023, respectively, a decrease of $4 million.
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
Restructuring and integration costs were $11 million and $16 million for the three months ended June 30, 2024 and 2023, respectively. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation Costs
The Company has incurred, and will incur costs associated with activities relating to the B+L Separation. These B+L Separation activities include separating the Bausch + Lomb business from the remainder of the Company. Separation costs are incremental costs directly related to the B+L Separation and include, but are not limited to legal, audit and advisory fees.

Separation costs were not material for the three months ended June 30, 2024 and 2023. The extent and timing of future charges of these costs to complete the B+L Separation cannot be reasonably estimated at this time and could be material.
See Note 5, “RESTRUCTURING, INTEGRATION AND SEPARATION COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.
Other Expense (Income), Net
Other Expense (Income), Net for the three months ended June 30, 2024 and 2023 consists of the following:

	Three Months Ended June 30,
(in millions)	2024	2023
Litigation and other matters	$21	$(71)
Acquisition-related contingent consideration	(4)	(17)
(Gain) Loss on sale of assets, net	(1)	1
Acquisition-related transaction costs	1	3
Other, net	3	1
	$20	$(83)
For the three months ended June 30, 2024, Litigation and other matters primarily relates to adjustments to the loss contingencies for certain legal matters. For the three months ended June 30, 2023, Litigation and other matters primarily relates to insurance recoveries associated with certain legacy litigation matters.
Acquisition-related contingent consideration for the three months ended June 30, 2024 and 2023 primarily includes adjustments for changes in estimates in the timing and amounts of the future royalty and milestone payments related to certain branded products. For the three months ended June 30, 2023, this includes the impact of revisions to an existing royalty agreement for certain branded products during the second quarter.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization and write-off of debt discounts, premiums and debt issuance costs under our credit facilities and notes as well as the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company’s cross-currency swaps.
Interest expense was $350 million and $319 million, and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $14 million and $12 million, for the three months ended June 30, 2024 and 2023, respectively. Interest expense for the three months ended June 30, 2024 increased $31 million, or 10%, as compared to the three months ended June 30, 2023, primarily due to the interest expense associated with Bausch + Lomb’s Secured Notes and Term Facility related to the acquisition of XIIDRA®.
The weighted average stated rate of interest as of June 30, 2024 and 2023 was 8.00% and 7.91%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements and the section titled “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” for further details.
Gain on Extinguishment of Debt
Gain on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Gain on extinguishment of debt was $12 million for the three months ended June 30, 2024 and was attributable to repurchases of certain outstanding senior unsecured notes as previously discussed. There was no gain on extinguishment of debt for the three months ended June 30, 2023. See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details.

Foreign Exchange and Other
Foreign exchange and other was a loss of $11 million and $21 million for the three months ended June 30, 2024 and 2023, respectively, a favorable change of $10 million, primarily due to: (i) transaction gains/losses on intercompany balances and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Income Taxes
Provision for income taxes was $49 million and $52 million for the three months ended June 30, 2024 and 2023, respectively, a favorable change of $3 million.
Our effective income tax rate for the three months ended June 30, 2024 differs from the statutory Canadian income tax rate primarily due to: (i) the tax provision generated from our annualized mix of earnings by jurisdiction, (ii) the recording of valuation allowances on entities for which no tax benefit of losses is expected and (iii) the discrete treatment of certain tax matters, primarily related to changes in uncertain tax positions.
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

The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended June 30, 2024 and 2023. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024		2023		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$558	23%	$557	26%	$1	—%
International	276	11%	259	12%	17	7%
Solta Medical	102	4%	88	4%	14	16%
Diversified	251	10%	228	11%	23	10%
Bausch + Lomb	1,216	52%	1,035	47%	181	17%
Total revenues	$2,403	100%	$2,167	100%	$236	11%

Segment Profits / Segment Profit Margins
Salix	$377	68%	$386	69%	$(9)	(2)%
International	86	31%	68	26%	18	26%
Solta Medical	47	46%	45	51%	2	4%
Diversified	166	66%	138	61%	28	20%
Bausch + Lomb	274	23%	244	24%	30	12%
Total segment profits	$950	40%	$881	41%	$69	8%
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

The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for the three months ended June 30, 2024 and 2023 by segment.

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$558	$—	$—	$558	$557	$(5)	$552	$6	1%
International	276	(5)	—	271	259	(3)	256	15	6%
Solta Medical	102	3	—	105	88	—	88	17	19%
Diversified	251	—	—	251	228	(4)	224	27	12%
Bausch + Lomb	1,216	27	(104)	1,139	1,035	(2)	1,033	106	10%
Total	$2,403	$25	$(104)	$2,324	$2,167	$(14)	$2,153	$171	8%
Salix Segment:
Salix Segment Revenue
The Salix segment includes our Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 80% of the Salix segment revenues. No other single product group represents 10% or more of the Salix segment product sales. Salix segment revenue for the three months ended June 30, 2024 and 2023 was $558 million and $557 million, respectively, an increase of $1 million. The increase is primarily attributable to increase in volumes of $12 million, primarily driven by Xifaxan®, partially offset by: (i) a decrease in net realized pricing of $6 million, primarily due to higher rebate levels associated with certain non-promoted products and (ii) the impact of discontinuations of certain non-promoted products of $5 million.
Salix Segment Profit
The Salix segment profit for the three months ended June 30, 2024 and 2023 was $377 million and $386 million, respectively, a decrease of $9 million, or 2%. The decrease was primarily driven by: (i) a decrease in contribution and (ii) higher R&D expenses, including expenses for our global RED-C and Amiselimod programs, partially offset by a decrease in selling expenses.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $276 million and $259 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $17 million, or 7%. The increase was primarily attributable to: (i) an increase in net realized pricing of $9 million, (ii) an increase in volumes of $6 million and (iii) the favorable impact of foreign currencies of $5 million, partially offset by the impact of divestitures and discontinuations of $3 million.
International Segment Profit
The International segment profit for the three months ended June 30, 2024 and 2023 was $86 million and $68 million, respectively, an increase of $18 million, or 26%. The increase was primarily driven by: (i) an increase in contribution attributable to the increase in revenues, as previously discussed, (ii) the impact of charges related to the Injector Recall during the three months ended June 30, 2023, not recurring in 2024 and (iii) a favorable change in year over year product mix, partially offset by an increase in SG&A expenses.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for over 80% of the Solta Medical segment revenues. The Solta Medical segment revenue for the three months ended June 30, 2024 and 2023 was $102 million and $88 million, respectively, an increase of $14 million, or 16%. The increase was primarily due to increases in: (i) volumes of $16 million and (ii) net realized pricing of $1 million, partially offset by the unfavorable impact of foreign currencies of $3 million.

Solta Medical Segment Profit
The Solta Medical segment profit for the three months ended June 30, 2024 and 2023 was $47 million and $45 million, respectively, an increase of $2 million. The increase was primarily driven by higher contribution attributable to the increase in revenues, as previously discussed, partially offset by an increase in SG&A expenses.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the three months ended June 30, 2024 and 2023 was $251 million and $228 million, respectively, an increase of $23 million, or 10%. The increase was primarily driven by the increase in net realized pricing of $33 million, in our Dermatology and Neurology businesses, partially offset by: (i) a decrease in volumes of $6 million and (ii) the impact of the discontinuation of certain Dermatology and Generics products of $4 million.
Diversified Segment Profit
The Diversified segment profit for the three months ended June 30, 2024 and 2023 was $166 million and $138 million, respectively, an increase of $28 million, or 20%. The increase was primarily driven by: (i) higher contribution attributable to the increase in revenues, as previously discussed, and (ii) a decrease in R&D expenses.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $1,216 million and $1,035 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $181 million, or 17%. The increase was primarily driven by: (i) incremental sales attributable to acquisitions of $104 million, primarily driven by the Pharmaceuticals business, (ii) an increase in volumes of $75 million across all of the Bausch + Lomb businesses and (iii) an increase in net realized pricing of $31 million, primarily driven by the Vision Care business, partially offset by: (i) the unfavorable impact of foreign currencies of $27 million, primarily in Asia and (ii) the impact of divestitures and discontinuations of $2 million, particularly the discontinuation of certain products within the Pharmaceuticals business.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the three months ended June 30, 2024 and 2023 was $274 million and $244 million, respectively, an increase of $30 million, or 12%. The increase was primarily driven by higher contribution, attributable to the increase in revenues, as previously discussed, partially offset by an increase in selling expenses and advertising and promotion expenses, primarily related to XIIDRA® and the launch of MIEBO®.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Revenues
Our revenue was $4,556 million and $4,111 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $445 million, or 11%. The increase was primarily due to: (i) an increase in volumes of $194 million attributable to our Bausch + Lomb, Solta Medical, Salix and International segments, (ii) incremental sales attributable to our XIIDRA® and other acquisitions of $192 million and (iii) an increase in net realized pricing of $124 million attributable to our Bausch + Lomb, Diversified, International and Solta Medical segments, partially offset by: (i) the unfavorable impact of foreign currencies of $33 million, primarily in Asia and Europe and (ii) the impact of divestitures and discontinuations of $32 million.
The changes in our segment revenues and segment profits for the six months ended June 30, 2024, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.

Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024		2023
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$7,873	100.0%	$6,920	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	325	4.1%	297	4.3%
Returns	89	1.1%	79	1.1%
Rebates	1,802	22.9%	1,364	19.7%
Chargebacks	1,002	12.7%	989	14.3%
Distribution fees	147	1.9%	123	1.8%
Total provisions	3,365	42.7%	2,852	41.2%
Net product sales	4,508	57.3%	4,068	58.8%
Other revenues	48		43
Revenues	$4,556		$4,111
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 42.7% and 41.2% for the six months ended June 30, 2024 and 2023, respectively, an increase of 1.5 percentage points and includes:
•rebates as a percentage of gross product sales were higher primarily due to: (i) the 2023 acquisition of XIIDRA® and the launch of MIEBO® by Bausch + Lomb, (ii) the launch of our Dermatology product, CABTREO® and (iii) increases in rebates for certain branded products such as Xifaxan® and Trulance®, partially offset by rebates for certain products such as Wellbutrin®, Onexton®, Elidel® and Aplenzin®; and
•chargebacks as a percentage of gross product sales were lower primarily due to lower gross product sales of Glumetza® SLX and certain generic products such as Mestinon AG. These decreases were partially offset by: (i) increases related to the 2023 acquisition of XIIDRA® by Bausch + Lomb and (ii) increased gross product sales of our products such as Uceris AG and Wellbutrin®.
Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $1,336 million and $1,212 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $124 million, or 10%. The increase was primarily driven by: (i) the cost of sales associated with acquisitions in 2023, (ii) higher unfavorable manufacturing variances and (iii) the increase in volumes, as previously discussed. These increases in Cost of goods sold were partially offset by the impact of charges related to the Injector Recall for the three months ended June 30, 2023, not recurring in 2024.
Cost of goods sold as a percentage of product sales revenue was 29.6% and 29.8% for the six months ended June 30, 2024 and 2023, respectively, a decrease of 0.2 percentage points.
Selling, General and Administrative Expenses
SG&A expenses were $1,626 million and $1,436 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $190 million, or 13%. The increase was primarily due to: (i) higher selling, advertising and promotion expenses primarily attributable to XIIDRA® and the launch of MIEBO® and (ii) higher professional fees, partially offset by the favorable impact of foreign currencies.
Research and Development
R&D expenses were $307 million and $299 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $8 million, or 3%. R&D expenses as a percentage of Product sales were approximately 7% for each of the six months ended June 30, 2024 and 2023. The increase was primarily due to higher spend on certain Salix and Bausch + Lomb projects.

Amortization of Intangible Assets
Amortization of intangible assets was $544 million and $542 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $2 million. The increase was primarily attributable to amortization of assets acquired by Bausch + Lomb in 2023, partially offset by fully amortized intangible assets no longer being amortized in 2024.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our intangible assets.
Asset impairments
Asset impairments were $6 million and $50 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $44 million. Asset impairments for the six months ended June 30, 2024 primarily related to the discontinuance of a certain product brand.
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
Restructuring, integration and separation costs
Restructuring, integration and separation costs were $24 million and $26 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $2 million and include Restructuring and integration costs of $23 million and $25 million for the six months ended June 30, 2024 and 2023, respectively.
See Note 5, “RESTRUCTURING, INTEGRATION AND SEPARATION COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.
Other Expense (Income), Net
Other expense (income), net for the six months ended June 30, 2024 and 2023 consists of the following:

	Six Months Ended June 30,
(in millions)	2024	2023
Litigation and other matters	$27	$(79)
Acquisition-related contingent consideration	(6)	14
(Gain) Loss on sale of assets, net	(5)	1
Acquisition-related transaction costs	1	3
Other, net	3	1
	$20	$(60)
For the six months ended June 30, 2024, Litigation and other matters primarily relates to adjustments to the loss contingencies for certain legal matters. For the six months ended June 30, 2023, Litigation and other matters primarily relates to insurance recoveries associated with certain legacy litigation matters.
Acquisition-related contingent consideration for the six months ended June 30, 2024 and 2023 primarily includes adjustments for changes in estimates in the timing and amounts of the future royalty and milestone payments related to certain branded products. For the six months ended June 30, 2024, this includes the impact of revisions to an existing royalty agreement for certain branded products during the second quarter.
Non-Operating Income and Expense
Interest Expense
Interest expense was $705 million and $626 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $28 million and $23 million for the six months ended June 30, 2024 and 2023, respectively. Interest expense increased $79 million, or 13%, primarily due to the interest expense associated with Bausch + Lomb’s Secured Notes and Term Facility related to the acquisition of XIIDRA®.

The weighted average stated rate of interest as of June 30, 2024 and 2023 was 8.00% and 7.91%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Gain on Extinguishment of Debt
Gain on extinguishment of debt was $23 million for the six months ended June 30, 2024 and was attributable to repurchases of certain outstanding senior unsecured notes as previously discussed. There was no gain on extinguishment of debt for the six months ended June 30, 2023. See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a loss of $26 million and $31 million for the six months ended June 30, 2024 and 2023, respectively, a favorable net change of $5 million.
Income Taxes
Provision for income taxes was $57 million and $125 million for the six months ended June 30, 2024 and 2023, respectively, a favorable change of $68 million. Our effective income tax rate for the six months ended June 30, 2024 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowances on entities for which no tax benefit of losses is expected, (ii) the tax provision generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to changes in uncertain tax positions.
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
See Note 15, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.

Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the six months ended June 30, 2024 and 2023. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024		2023		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$1,057	23%	$1,053	26%	$4	< 1%
International	541	12%	506	12%	35	7%
Solta Medical	190	4%	161	4%	29	18%
Diversified	453	10%	425	10%	28	7%
Bausch + Lomb	2,315	51%	1,966	48%	349	18%
Total revenues	$4,556	100%	$4,111	100%	$445	11%

Segment Profits / Segment Profit Margins
Salix	$706	67%	$700	66%	$6	< 1%
International	173	32%	145	29%	28	19%
Solta Medical	87	46%	81	50%	6	7%
Diversified	280	62%	245	58%	35	14%
Bausch + Lomb	516	22%	455	23%	61	13%
Total segment profits	$1,762	39%	$1,626	40%	$136	8%
The following table presents organic revenue (non-GAAP) and the year-over-year changes in organic revenue (non-GAAP) for the six months ended June 30, 2024 and 2023 by segment. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “Reportable Segment Revenues and Profits”.

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$1,057	$—	$—	$1,057	$1,053	$(14)	$1,039	$18	2%
International	541	(19)	—	522	506	(4)	502	20	4%
Solta Medical	190	5	—	195	161	—	161	34	21%
Diversified	453	—	—	453	425	(10)	415	38	9%
Bausch + Lomb	2,315	47	(192)	2,170	1,966	(4)	1,962	208	11%
Total	$4,556	$33	$(192)	$4,397	$4,111	$(32)	$4,079	$318	8%
Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 80% of the Salix segment revenues. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the six months ended June 30, 2024 and 2023 was $1,057 million and $1,053 million, respectively, an increase of $4 million. The increase was primarily attributable to increase in volumes of $25 million, which reflected growth and underlying demand for certain products including Xifaxan®, partially offset by: (i) the impact of discontinuations of certain non-promoted products of $14 million and (ii) a decrease in net realized pricing of $7 million.

Salix Segment Profit
The Salix segment profit for the six months ended June 30, 2024 and 2023 was $706 million and $700 million, respectively, an increase of $6 million. The increase was primarily driven by: (i) an increase in contribution attributable to the increase in revenues, as previously discussed, and (ii) lower SG&A expenses, partially offset by higher R&D expenses, including our global RED-C program, as previously discussed.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $541 million and $506 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $35 million, or 7%. The increase was primarily attributable to: (i) the favorable impact of foreign currencies of $19 million, (ii) an increase in net realized pricing of $16 million and (iii) an increase in volumes of $4 million, partially offset by the impact of divestitures and discontinuations of $4 million.
International Segment Profit
The International segment profit for the six months ended June 30, 2024 and 2023 was $173 million and $145 million, respectively, an increase of $28 million, or 19%. The increase was primarily attributable to an increase in contribution attributable to: (i) the increase in revenues, as previously discussed, (ii) the impact of charges related to the Injector Recall during 2023, not recurring in 2024 and (iii) a favorable change in year over year product mix, partially offset by an increase in SG&A expenses.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for over 80% of the Solta Medical segment revenues. No other single product group represents 10% or more of the Solta Medical segment revenues. The Solta Medical segment revenue for the six months ended June 30, 2024 and 2023 was $190 million and $161 million, respectively, an increase of $29 million, or 18%. The increase was attributable to: (i) an increase in volumes of $32 million and (ii) an increase in net realized pricing of $2 million, partially offset by the unfavorable impact of foreign currencies of $5 million.
Solta Medical Segment Profit
The Solta Medical segment profit for the six months ended June 30, 2024 and 2023 was $87 million and $81 million, respectively, an increase of $6 million, or 7%. The increase is driven by the increase in contribution attributable to the increase in revenues as previously discussed, partially offset by: (i) the unfavorable impact of foreign currencies and (ii) higher selling expenses.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the six months ended June 30, 2024 and 2023 was $453 million and $425 million, respectively, an increase of $28 million, or 7%. The increase was primarily driven by an increase in net realized pricing of $50 million, primarily in our Dermatology and Neurology businesses, partially offset by: (i) a decrease in volumes of $12 million, primarily in our Neurology and Dermatology businesses and (ii) the impact of divestitures and discontinuations of $10 million.
Diversified Segment Profit
The Diversified segment profit for the six months ended June 30, 2024 and 2023 was $280 million and $245 million, respectively, an increase of $35 million, or 14% and was primarily driven by: (i) increased contribution attributable to the increase in revenues, as previously discussed, and (ii) lower SG&A expenses, partially offset by higher advertising and promotion expenses.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $2,315 million and $1,966 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $349 million, or 18%. The increase was primarily due to: (i) incremental sales attributable to acquisitions of $192 million, primarily within the Pharmaceuticals business, (ii) an increase in volumes of

$145 million across all the Bausch + Lomb businesses and (iii) an increase in net realized pricing of $63 million, primarily driven by the Vision Care business. The increase in revenue was partially offset by: (i) the unfavorable impact of foreign currencies of $47 million, primarily in Asia and (ii) the impact of divestitures and discontinuations of $4 million, primarily within the Pharmaceuticals and Vision Care businesses.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the six months ended June 30, 2024 and 2023 was $516 million and $455 million, respectively, an increase of $61 million, or 13%. The increase was primarily driven by higher contribution, attributable to the increase in revenues, as previously discussed, partially offset by: (i) increased cost of goods sold, driven by inflationary pressures and higher manufacturing ramp-up costs of Daily SiHy lenses during the first half of 2023 and (ii) higher advertising and promotion expenses.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
(in millions)	2024	2023	Change
Net loss	$(78)	$(182)	$104
Adjustments to reconcile net loss to net cash provided by operating activities	672	806	(134)
Cash provided by operating activities before changes in operating assets and liabilities	594	624	(30)
Changes in operating assets and liabilities	(3)	(264)	261
Net cash provided by operating activities	591	360	231
Net cash used in investing activities	(152)	(108)	(44)
Net cash used in financing activities	(764)	(262)	(502)
Effect of exchange rate changes on cash, cash equivalents and other	(14)	7	(21)
Net decrease in cash, cash equivalents, restricted cash and other settlement deposits	(339)	(3)	(336)
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	962	591	371
Cash, cash equivalents and restricted cash, end of period	$623	$588	$35
Operating Activities
Net cash provided by operating activities was $591 million and $360 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $231 million.
Cash provided by operating activities before changes in operating assets and liabilities was $594 million and $624 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $30 million. The decrease is primarily attributable to: (i) timing of income tax payments, net of refunds, (ii) higher payments of Acquisition-related contingent consideration and (iii) higher interest payments partially offset by changes in business performance.
Changes in operating assets and liabilities resulted in a net decrease in cash of $3 million for the six months ended June 30, 2024, as compared to $264 million for the six months ended June 30, 2023, a favorable change of $261 million. During the six months ended June 30, 2024, Changes in operating assets and liabilities were unfavorably impacted by: (i) an increase in inventories of $176 million and (ii) timing of collection of trade receivables of $135 million, partially offset by timing of other payments in the ordinary course of business of $308 million. During the six months ended June 30, 2023, changes in operating assets and liabilities were negatively impacted by: (i) an increase in inventories of $160 million and (ii) the timing of other payments in the ordinary course of business of $159 million, partially offset by the timing of collection of trade receivables of $55 million.
Investing Activities
Net cash used in investing activities was $152 million for the six months ended June 30, 2024 and was primarily driven by Purchases of property, plant and equipment.
Net cash used in investing activities was $108 million for the six months ended June 30, 2023 and was primarily driven by Purchases of property, plant and equipment of $75 million and Acquisitions and other investments of $31 million.

Financing Activities
Net cash used in financing activities was $764 million for the six months ended June 30, 2024 and was primarily driven by the repayment of long-term debt of $885 million which includes: (i) the repurchase and retirement of certain outstanding senior unsecured notes with aggregate par value of $555 million for approximately $530 million, (ii) $147 million of contractual interest payments on the 2022 Secured Notes allocated to the reduction of the recorded premiums, (iii) $78 million of amortization on the Term Loan B Facilities, (iv) $50 million of repayments under the B+L Revolving Credit Facility and (v) repayments of $50 million under our AR Credit Facility and $30 million under our 2027 Revolving Credit Facility, partially offset by the issuance of long-term debt of $155 million, representing borrowings of $125 million under the B+L Revolving Credit Facility and $30 million under the 2027 Revolving Credit Facility.
Net cash used in financing activities was $262 million for the six months ended June 30, 2023 and was primarily driven by the repayment of long-term debt of $690 million which includes: (i) the repayment of $480 million of amounts outstanding under our 2027 Revolving Credit Facility, (ii) the $134 million of contractual interest payments on the 2022 Secured Notes allocated to the reduction of the recorded premiums, as discussed above, and (iii) payments of $75 million on the Term Loan B Facilities, partially offset by draws of $455 million under the 2027 Revolving Credit Facility and the B+L Revolving Credit Facility.
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
Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of June 30, 2024 includes $302 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
As of June 30, 2024, we had aggregate maturities and mandatory payments of our principal balances of debt obligations as follows:

(in millions)	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter	Total
Total debt obligations	$78	$2,370	$757	$6,823	$7,168	$1,609	$1,593	$20,398
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
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $21,660 million and $22,388 million as of June 30, 2024 and December 31, 2023, respectively. Aggregate contractual principal amounts due under our debt obligations were $20,398 million and $21,006 million as of June 30, 2024 and December 31, 2023, respectively, a decrease of $608 million.

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
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L May 2027 Term Loan B Facility and B+L September 2028 Term Loan B Facility are denominated in U.S. dollars, and borrowings under the B+L Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of June 30, 2024, the B+L Revolving Credit Facility had $350 million of outstanding borrowings, $29 million of issued and outstanding letters of credit and $121 million of remaining availability.
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028. A portion of the proceeds from the B+L October 2028 Secured Notes, along with the proceeds of B+L September 2028 Term Loan B Facility, were used to finance the $1,750 million upfront payment related to the XIIDRA Acquisition (as discussed above) and related acquisition and financing costs. The B+L October 2028 Secured Notes accrue interest at a rate of 8.375% per year, payable semi-annually in arrears on each April 1 and October 1, which commenced on April 1, 2024.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional details.
Accounting for the 2022 Exchange
During September 2022, the Company closed a series of transactions whereby it exchanged (the “2022 Exchange”) validly tendered senior unsecured notes for newly issued secured notes. The Company performed an assessment of the 2022 Exchange and determined that it met the criteria to be accounted for as a troubled debt restructuring under Accounting Standards Codification 470-60. As a result of the application of this accounting, the difference between the principal amount of the 2022 Secured Notes and their carrying value was recorded as a premium and is included in long-term debt on the Company’s Condensed Consolidated Balance Sheet.
The original premium recorded on the 2022 Secured Notes was $1,835 million, which will be reduced as contractual interest payments are made on the 2022 Secured Notes. The portion of each contractual interest payment allocated to reduce the recorded premium is determined as the difference between the payment due and the calculated interest at the effective interest rate of the underlying carry amount of the associated note. During the six months ended June 30, 2024 and 2023, the Company made contractual interest payments of $167 million and $155 million, respectively, related to the 2022 Secured Notes, of which $147 million and $134 million, respectively, was recorded as a reduction of the premium.

The following table presents the future scheduled contractual interest payments of the 2022 Secured Notes. Contractual interest payments will be allocated to the reduction of the recorded premium and interest expense as presented below. The amount of interest which reduces the recorded premium will be reported as a financing activity in the Condensed Consolidated Statements of Cash Flows.

(in millions)	Remainder of 2024	2025	2026	2027	2028	2029 and 2030	Total
Interest payments:
11.00% First Lien Secured Notes due 2028	$97	$195	$195	$195	$196	$—	$878
14.00% Second Lien Secured Notes due 2030	24	49	49	49	49	99	319
9.00% Intermediate Holdco Secured Notes due 2028	45	90	90	90	45	—	360
	$166	$334	$334	$334	$290	$99	$1,557
Interest payments recorded as:
Interest expense	$19	$36	$34	$31	$25	$7	$152
Reduction of recorded premium	147	298	300	303	265	92	1,405
	$166	$334	$334	$334	$290	$99	$1,557
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
Senior Unsecured Notes
The Senior Unsecured Notes (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements) issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2022 Amended Credit Agreement. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2022 Amended Credit Agreement. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. In connection with the closing of the B+L IPO, the discharge of the April 2025 Unsecured Notes Indenture and the related release under the 2022 Amended Credit Agreement described above, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $16,286 million and total liabilities of $8,962 million as of June 30, 2024, and revenues of $2,632 million and operating income of $17 million for the six months ended June 30, 2024.
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
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional details.
Availability Under Revolving Credit Facilities
As of August 1, 2024, there were no outstanding borrowings, $23 million of issued and outstanding letters of credit and approximately $950 million of remaining availability under the 2027 Revolving Credit Facility.
As of August 1, 2024, we have $300 million of outstanding borrowings, in the aggregate, and the AR Facility Agreement provides for up to an additional $300 million of availability, subject to certain borrowing base tests.
As of August 1, 2024, there were $350 million of outstanding borrowings, $29 million of issued and outstanding letters of credit and $121 million of remaining availability under the B+L Revolving Credit Facility. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L Revolving Credit Facility are not available to fund the operations, investing and financing activities of any other subsidiaries of Bausch Health.
Covenant Compliance
As of June 30, 2024, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of this Form 10-Q.
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
As of June 30, 2024, 1261229 B.C. Ltd., directly or indirectly held approximately 88% of the issued and outstanding shares of Bausch + Lomb, as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s indentures. In connection therewith, Bausch + Lomb and its subsidiaries, are unrestricted subsidiaries of the Company and, as a result, are not subject to the covenants under the relevant Bausch Health indentures, and the earnings and debt of Bausch + Lomb, as defined in the relevant indentures, are also not included in the calculation of the Company’s financial maintenance covenant.
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
Weighted Average Interest Rate
The accounting for the 2022 Exchange results in the 2022 Secured Notes being carried at a premium relative to their principal amount and will result in no interest expense to be recorded in our financial statements for a significant portion of the 2022 Secured Notes. Therefore, interest expense recorded in our financial statements will differ significantly from the contractual interest rates of our debt. As of June 30, 2024 the weighted average interest rate of our debt as reported in our financial statements was 6.50% and the weighted average stated rate of interest was 8.00%.
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
Credit Rating
As of August 1, 2024, the credit ratings and outlook from Moody’s, Standard & Poor’s (“S&P’s”) and Fitch for certain outstanding obligations of the Company were as follows:

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
In addition to our working capital requirements, as of June 30, 2024, we expect our primary cash requirements during the remainder of 2024 to include:
~~•~~Debt repayments and interest payments—We anticipate making mandatory amortization and interest payments of approximately $894 million during the period July 1, 2024 through December 31, 2024. We have and, in the future, may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash from operations and cash provided from the sale of common stock and additional debt financings in connection with the B+L Separation;
•Capital expenditures—We expect to make payments of approximately $160 million for property, plant and equipment during the period July 1, 2024 through December 31, 2024; and
~~•~~Contingent consideration and milestone payments—We expect to make contingent consideration payments of approximately $20 million during the period July 1, 2024 through December 31, 2024.
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

Litigation Payments
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of June 30, 2024, the Company’s Condensed Consolidated Balance Sheet includes accrued loss contingencies of $366 million related to matters which are both probable and reasonably estimable, however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
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
Unrecognized Tax Benefits
As of June 30, 2024, the Company had unrecognized tax benefits totaling $881 million of which, $27 million is expected to change in the next 12 months, however a reliable estimate of the period in which the remaining uncertain tax positions will be payable, if ever, cannot be made.
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
At July 26, 2024, we had 367,102,862 issued and outstanding common shares. In addition, as of July 26, 2024, we had outstanding 8,620,851 stock options and 10,224,014 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 1,771,443 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 3,338,628 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our financial statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 22,

2024, and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2024.
Interim Goodwill Assessment
No events occurred or circumstances changed during the three months ended June 30, 2024, that indicated that the fair value of any reporting unit might be below its respective carrying value. However, as a result of certain market conditions, macroeconomic factors and other business specific related factors that existed in 2023, the Company continues to monitor changes in the facts and circumstances which may impact the fair value of its Dermatology, Neurology and Generics reporting units. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and any such charges could be material.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and future performance and results of current and anticipated products; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for the remainder of this fiscal year and beyond; the Company’s plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; our ability to comply with the financial and other covenants contained in the 2022 Amended Credit Agreement, senior notes indentures and the AR Facility Agreement; the ability of our subsidiary, Bausch + Lomb, to comply with the financial and other covenants contained in the B+L Senior Secured Credit Facilities and the B+L October 2028 Secured Notes; the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the potential impacts of proposed health care reform measures; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation; the anticipated impact from the ongoing conflicts between Russia and Ukraine and between Israel and Hamas; and the Company’s plan to separate its eye- health business, including the costs, structure and timing of completing such separation transaction.
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
•with respect to the B+L Separation, the risks and uncertainties include, but are not limited to, the expected benefits and costs of the B+L Separation, the expected timing of completion of the B+L Separation and its terms, the Company’s ability to complete the B+L Separation considering the various conditions to the completion of the B+L Separation (some of which are outside the Company’s control, including conditions related to regulatory matters and applicable shareholder and stock exchange approvals), that market or other conditions are no longer favorable to completing the B+L Separation, that a portion of Bausch Health’s ownership of Bausch + Lomb is pledged as collateral securing the 9.00% Intermediate Holdco Secured Notes, that the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS” to our unaudited Condensed Consolidated Financial Statements) may affect the timing of, or our ability to complete the B+L Separation, that applicable shareholder, stock exchange, regulatory or other approvals are not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the B+L Separation, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and the separated entity to satisfy the conditions required to maintain the tax-free status of the B+L Separation (some of which are beyond their control), limitations on the Company’s ability to sell a portion of the Company’s interest in Bausch + Lomb in order to maintain the tax-free status of the B+L Separation (including due to dilution from B+L’s issuance of share-based compensation awards), other potential tax or other liabilities that may arise as a result of the B+L Separation, the potential dissynergy costs resulting from the B+L Separation, the impact of the B+L Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any B+L Separation will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
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
•our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the Xifaxan® Generics Litigation) and related litigation on, among other things, our business results, financial results, and the B+L Separation;
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
Interest Rate Risk
As of June 30, 2024, we had $14,551 million and $5,846 million in outstanding aggregate principal amount of fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of June 30, 2024 was $11,368 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $299 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $308 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-point increase in interest rates would have an annualized pre-tax effect of approximately $58 million in our Condensed Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Inflation Risk
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended June 30, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Employee Matters Agreement Amendment
On July 31, 2024, Bausch Health Companies Inc. (“BHC”) and Bausch + Lomb Corporation (“Bausch + Lomb”) entered into the Amended and Restated Employee Matters Agreement (the “Amended EMA”), subject to certain applicable approvals. Under the Amended EMA:
•each award of BHC time-based restricted share units (including any matching restricted share unit) (“BHC RSUs”) and of BHC performance-based restricted share units (“BHC PSUs”) that was granted prior to July 19, 2024 (or, with respect to new hire grants, prior to December 31, 2024) (the “Reference Date”) and that is held by a then-current BHC employee, Bausch + Lomb employee or director serving on the BHC Board of Directors (but not directors solely serving on the Bausch + Lomb Board of Directors (the “Board”)) (“BHC Director”) (including any employees located in Canada) as of immediately prior to the date of the consummation of BHC’s spin-off distribution of Bausch + Lomb common shares (the “Distribution Date”), in each case, will be equitably adjusted on the Distribution Date to reflect the spin-off distribution and preserve the value of such awards in accordance with the existing methodology set forth in Section 8.02(a) of the Amended EMA as follows: (i) the holder will continue to hold the same number of BHC RSUs and BHC PSUs, as applicable and (ii) the holder will receive a target number of Bausch + Lomb restricted stock units (“B+L RSUs”) and Bausch + Lomb performance-based restricted share units (“B+L PSUs”), determined by multiplying (A) the target number of BHC RSUs or BHC PSUs by (B) the “basket ratio” (as defined in the Arrangement Agreement by and between BHC and Bausch + Lomb, dated as of April 28, 2022, as may be amended from time to time), rounded down to the nearest whole share;
•each BHC RSU and BHC PSU granted on or following the applicable Reference Date held by any then-current BHC employee or BHC Director as of immediately prior to the Distribution Date will be equitably adjusted to reflect the spin-off distribution and preserve the value of such awards by converting such awards into an adjusted BHC RSU or BHC PSU, as applicable, in each case, with the number of adjusted BHC RSUs and BHC PSUs to be determined in accordance with the existing methodology set forth in Section 8.02(b) of the Amended EMA;
•each BHC RSU and BHC PSU (i) granted on or following the applicable Reference Date held by any then-current employee of Bausch + Lomb as of immediately prior to the Distribution Date or (ii) held by any director who serves on the Board (but not on BHC’s Board of Directors) as of immediately following the Distribution Date, in each case, will be equitably adjusted to reflect the spin-off distribution and preserve the value of such awards by converting such awards into a B+L RSU or B+L PSU, as applicable, in each case, with such number to be determined in accordance with the existing methodology set forth in Section 8.02(c) of the Amended EMA;
•each outstanding option to purchase shares of BHC common stock (“BHC Options”) held by any then-current Bausch + Lomb employee as of immediately prior to the Distribution Date will be equitably adjusted to reflect the spin-off distribution by converting such award into an option to purchase shares of Bausch + Lomb’s common stock, with the number of shares of Bausch + Lomb’s common stock underlying the options and the applicable exercise price to be determined by Bausch + Lomb’s Talent and Compensation Committee (the “Committee”) of the Board in

a manner intended to preserve the aggregate intrinsic value of the corresponding BHC Options (provided that the treatment of the BHC Options held by all other individuals will remain consistent with the current EMA); and
•conforming updates to reflect the fact that BHC suspended the initial public offering of the Solta Medical segment effective as of June 16, 2022.
The application of the methodologies referenced above and detailed in the Amended EMA for equitably adjusting the above-described equity awards to reflect the spin-off distribution are dependent on a number of factors, including but not limited to, the BHC share price, the Bausch + Lomb share price, the number of outstanding common shares of BHC and Bausch + Lomb at or around the time of the Distribution Date, future award vesting and/or forfeiture events and the time the Distribution Date occurs. As a result, the number of awards and underlying shares that may ultimately be subject to adjustment and conversion (and resulting therefrom) as of the Distribution Date pursuant to the Amended EMA are not reliably estimable as of the date hereof and may differ materially from current expectations.

Item 6. Exhibits

10.1
Bausch Health Companies Inc. 2014 Omnibus Incentive Plan (As Amended and Restated, Effective as of May 14, 2024), originally filed as Exhibit B to the Company’s definitive proxy statement (File No. 001-14956) filed on April 4, 2024, which is incorporated by reference herein. ††

10.2*	Amended and Restated Employee Matters Agreement dated as of July 31, 2024, by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation. †
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Bausch Health Companies Inc. (Registrant)

Date:	August 1, 2024	/s/ THOMAS J. APPIO
Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2024	/s/ JOHN S. BARRESI
John S. Barresi Senior Vice President, Controller, and Chief Accounting Officer Interim Chief Financial Officer (Principal Financial and Accounting Officer)