Form 10-Q
period 2024-09-30
Bausch Health Companies Inc.
filed 2024-10-31
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 367,803,401 shares outstanding as of October 25, 2024.

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
i

BAUSCH HEALTH COMPANIES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch Health Companies Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to Euros and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of September 30, 2024.
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
ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$719	$947
Restricted cash	31	15
Trade receivables, net	2,094	1,998
Inventories, net	1,655	1,544
Prepaid expenses and other current assets	852	1,092
Total current assets	5,351	5,596
Property, plant and equipment, net	1,789	1,707
Intangible assets, net	5,652	6,456
Goodwill	11,171	11,183
Deferred tax assets, net	2,188	2,101
Other non-current assets	389	307
Total assets	$26,540	$27,350
Liabilities
Current liabilities:
Accounts payable	$667	$719
Accrued and other current liabilities	3,386	3,133
Current portion of long-term debt	453	450
Total current liabilities	4,506	4,302
Acquisition-related contingent consideration	248	253
Non-current portion of long-term debt	21,054	21,938
Deferred tax liabilities, net	169	163
Other non-current liabilities	805	776
Total liabilities	26,782	27,432
Commitments and contingencies (Note 17)
Deficit
Common shares, no par value, unlimited shares authorized, 367,695,267 and 365,238,917 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	10,489	10,423
Additional paid-in capital	201	214
Accumulated deficit	(9,917)	(9,778)
Accumulated other comprehensive loss	(1,947)	(1,881)
Total Bausch Health Companies Inc. shareholders’ deficit	(1,174)	(1,022)
Noncontrolling interest	932	940
Total deficit	(242)	(82)
Total liabilities and deficit	$26,540	$27,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Product sales	$2,482	$2,213	$6,990	$6,281
Other revenues	28	25	76	68
	2,510	2,238	7,066	6,349
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	682	612	2,018	1,824
Cost of other revenues	14	11	37	30
Selling, general and administrative	850	715	2,476	2,151
Research and development	146	153	453	452
Amortization of intangible assets	274	253	818	795
Goodwill impairments	—	402	—	402
Asset impairments	—	4	6	54
Restructuring, integration and separation costs	1	14	25	40
Other expense, net	225	60	245	—
	2,192	2,224	6,078	5,748
Operating income	318	14	988	601
Interest income	7	6	24	19
Interest expense	(346)	(339)	(1,051)	(965)
Gain on extinguishment of debt	—	—	23	—
Foreign exchange and other	—	(7)	(26)	(38)
Loss before income taxes	(21)	(326)	(42)	(383)
Provision for income taxes	(71)	(56)	(128)	(181)
Net loss	(92)	(382)	(170)	(564)
Net loss attributable to noncontrolling interest	7	4	31	11
Net loss attributable to Bausch Health Companies Inc.	$(85)	$(378)	$(139)	$(553)

Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.23)	$(1.03)	$(0.38)	$(1.52)
Basic and diluted weighted-average common shares	368.4	365.4	367.7	364.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(92)	$(382)	$(170)	$(564)
Other comprehensive income (loss)
Foreign currency translation adjustment	54	(134)	(64)	—
Pension and postretirement benefit plan adjustments, net of income taxes	—	(2)	—	(2)
Other comprehensive income (loss)	54	(136)	(64)	(2)
Comprehensive loss	(38)	(518)	(234)	(566)
Comprehensive loss (income) attributable to noncontrolling interest	13	(9)	29	18
Comprehensive loss attributable to Bausch Health Companies Inc.	$(25)	$(527)	$(205)	$(548)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(in millions)
(Unaudited)

	Bausch Health Companies Inc. Shareholders’ (Deficit) Equity
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch Health Companies Inc. Shareholders’ Deficit	Non- controlling Interest	Total (Deficit) Equity
	Shares	Amount

	Three Months Ended September 30, 2024
Balances, July 1, 2024	367.0	$10,483	$181	$(9,832)	$(2,007)	$(1,175)	$948	$(227)
Common shares issued under share-based compensation plans	0.7	6	(6)	—	—	—	—	—
Share-based compensation	—	—	38	—	—	38	—	38
Employee withholding taxes related to share-based awards	—	—	(5)	—	—	(5)	—	(5)
Vesting of B+L equity compensation	—	—	(7)	—	—	(7)	7	—
Noncontrolling interest distribution	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	(85)	—	(85)	(7)	(92)
Other comprehensive income (loss)	—	—	—	—	60	60	(6)	54
Balances, September 30, 2024	367.7	$10,489	$201	$(9,917)	$(1,947)	$(1,174)	$932	$(242)

	Three Months Ended September 30, 2023
Balances, July 1, 2023	364.0	$10,412	$188	$(9,361)	$(1,902)	$(663)	$934	$271
Common shares issued under share-based compensation plans	1.0	8	(8)	—	—	—	—	—
Share-based compensation	—	—	29	—	—	29	—	29
Employee withholding taxes related to share-based awards	—	—	(8)	—	—	(8)	—	(8)
Vesting of B+L equity compensation	—	—	(11)	—	—	(11)	11	—
Noncontrolling interest distribution	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	(378)	—	(378)	(4)	(382)
Other comprehensive (loss) income	—	—	—	—	(149)	(149)	13	(136)
Balances, September 30, 2023	365.0	$10,420	$190	$(9,739)	$(2,051)	$(1,180)	$945	$(235)

	Nine Months Ended September 30, 2024
Balances, January 1, 2024	365.2	$10,423	$214	$(9,778)	$(1,881)	$(1,022)	$940	$(82)
Common shares issued under share-based compensation plans	2.5	66	(66)	—	—	—	—	—
Share-based compensation	—	—	107	—	—	107	—	107
Employee withholding taxes related to share-based awards	—	—	(23)	—	—	(23)	—	(23)
Vesting of B+L equity compensation	—	—	(31)	—	—	(31)	31	—
Noncontrolling interest distribution	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	(139)	—	(139)	(31)	(170)
Other comprehensive (loss) income	—	—	—	—	(66)	(66)	2	(64)
Balances, September 30, 2024	367.7	$10,489	$201	$(9,917)	$(1,947)	$(1,174)	$932	$(242)

	Nine Months Ended September 30, 2023
Balances, January 1, 2023	361.9	$10,391	$159	$(9,186)	$(2,056)	$(692)	$952	$260
Common shares issued under share-based compensation plans	3.1	29	(29)	—	—	—	—	—
Share-based compensation	—	—	103	—	—	103	—	103
Employee withholding taxes related to share-based awards	—	—	(23)	—	—	(23)	—	(23)
Vesting of B+L equity compensation	—	—	(20)	—	—	(20)	20	—
Noncontrolling interest distribution	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	(553)	—	(553)	(11)	(564)
Other comprehensive income (loss)	—	—	—	—	5	5	(7)	(2)
Balances, September 30, 2023	365.0	$10,420	$190	$(9,739)	$(2,051)	$(1,180)	$945	$(235)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH HEALTH COMPANIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(170)	$(564)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	960	935
Amortization and write-off of debt premiums, discounts and issuance costs	41	51
Asset impairments	6	54
Goodwill impairments	—	402
Acquisition-related contingent consideration	19	40
Allowances for losses on trade receivable and inventories	43	43
Deferred income taxes	(104)	(33)
Net gain on sale of assets	(10)	(4)
Adjustments to accrued legal settlements	215	24
Payments of accrued legal settlements	(222)	(3)
Share-based compensation	107	103
Gain excluded from hedge effectiveness	(10)	(10)
Gain on extinguishment of debt	(23)	—
Third party fees paid in connection with the 2022 Exchange	—	(2)
Payments of contingent consideration adjustments, including accretion	(7)	(4)
Amortization of interim contract and inventory step-up resulting from acquisitions	61	—
Foreign exchange and other	(33)	22
Changes in operating assets and liabilities:
Trade receivables	(112)	(176)
Inventories	(218)	(222)
Prepaid expenses and other current assets	120	(75)
Accounts payable, accrued and other liabilities	333	61
Net cash provided by operating activities	996	642
Cash Flows From Investing Activities
Acquisitions and other investments	(45)	(1,887)
Purchases of property, plant and equipment	(231)	(117)
Acquisition of intangible assets and other assets	(2)	(11)
Purchases of marketable securities	(7)	(13)
Proceeds from sale of marketable securities	11	13
Proceeds from sale of assets and businesses, net of costs to sell	7	5
Interest settlements from cross-currency swaps	13	13
Net cash used in investing activities	(254)	(1,997)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	155	3,145
Repayments of long-term debt	(1,049)	(1,507)
Payments of employee withholding taxes related to share-based awards	(23)	(23)
Payments of acquisition-related contingent consideration	(20)	(17)
Payments of financing costs	(7)	(36)
Other	(9)	(8)
Net cash (used in) provided by financing activities	(953)	1,554
Effect of exchange rate changes on cash, cash equivalents and other	(1)	(10)
Net (decrease) increase in cash, cash equivalents, restricted cash and other settlement deposits	(212)	189
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	962	591
Cash, cash equivalents and restricted cash, end of period	$750	$780
Cash and cash equivalents	$719	$760
Restricted cash	31	20
Cash, cash equivalents and restricted cash, end of period	$750	$780
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, the Company announced its plan to separate its eye health business, consisting of its Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). As part of this plan, in May 2022, a wholly owned subsidiary of Bausch Health sold common shares of Bausch + Lomb pursuant to an initial public offering of Bausch + Lomb (the “B+L IPO”). Following the B+L IPO, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of B+L’s outstanding common shares as of September 30, 2024.
The completion of the full B+L Separation, which may include the transfer of all or a portion of the Company’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), the monetization of all or a portion of the Company’s ownership interest in Bausch + Lomb, or a combination thereof, is subject to the achievement of targeted debt leverage ratios and the receipt of any applicable shareholder and other necessary approvals. The Company continues to evaluate all relevant factors and considerations related to completing the B+L Separation, including the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS”).
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
New Accounting Standards
There were no new accounting standards adopted during the nine months ended September 30, 2024.
Recently Issued Accounting Standards, Not Adopted as of September 30, 2024
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosures of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies certain other income tax-related disclosures. The enhanced income tax related disclosures required by ASU 2023-09 are effective for the Company beginning with its 2025 annual report. Early adoption is permitted. The Company is evaluating the impact of adoption of this guidance on its disclosures.

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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30, 2024
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balances, January 1, 2024	$191	$380	$1,108	$216	$44	$1,939
Current period provisions	500	115	2,699	1,465	226	5,005
Payments and credits	(501)	(122)	(2,459)	(1,516)	(196)	(4,794)
Reserve balances, September 30, 2024	$190	$373	$1,348	$165	$74	$2,150
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $43 million and $39 million as of September 30, 2024 and January 1, 2024, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. There were no price appreciation credits during the nine months ended September 30, 2024.

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
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collateral (if any), and any relevant current and reasonably supportable future economic factors. Additionally, the Company generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses. The activity in the allowance for credit losses for trade receivables for the nine months ended September 30, 2024 and 2023 is as follows.

(in millions)	2024	2023
Balance, beginning of period	$34	$33
Provision for expected credit losses	2	3
Write-offs charged against the allowance	(3)	(3)
Recoveries of amounts previously written off	—	3
Foreign exchange and other	(3)	(3)
Balance, end of period	$30	$33

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
2024 Acquisitions
During July 2024, Bausch + Lomb, through an affiliate, acquired TearLab Corporation, d/b/a Trukera Medical from its private equity owner, AccelMed Partners, and other shareholders. Trukera Medical, a U.S.-based privately held ophthalmic medical diagnostic company, commercializes ScoutPro®, a point-of-care portable device for precisely measuring osmolarity, the salt content of a person’s tears. This acquisition is expected to expand Bausch + Lomb’s presence in the dry eye market. The acquisition of Trukera Medical has been accounted for as a business combination under the acquisition method of accounting. As of the acquisition date (July 19, 2024), Bausch + Lomb allocated the aggregate purchase consideration of approximately $24 million based on estimated fair values, which included recording $16 million of identifiable intangible assets, $6 million of other net assets and $2 million of goodwill. The assets acquired and liabilities assumed are included within Bausch + Lomb’s Surgical business. Revenues and operating results associated with Trukera Medical during the period from July 19, 2024 through September 30, 2024 were not material. Pro-forma revenues and operating results for the three and nine months ended September 30, 2024 and 2023 were not material.
2023 Acquisitions
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
Pro Forma Financial Information
The following table presents the unaudited pro forma condensed combined results of the Company and the acquired assets for the three and nine months ended September 30, 2023 as if the XIIDRA Acquisition had occurred on January 1, 2023:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2023	2023
Revenues	$2,302	$6,598
Net loss	$(466)	$(783)
Net loss attributable to Bausch Health Companies Inc.	$(448)	$(732)
The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and the acquired assets. In order to reflect the occurrence of the acquisition on January 1, 2023 as required, the unaudited pro forma financial information includes adjustments to reflect amortization expense of the identifiable intangible assets acquired, the incremental cost of products sold related to the fair value adjustments associated with the terms of an interim contract to purchase inventory, as embedded within the agreements associated with the XIIDRA Acquisition, elimination of historical impairments and accretion expenses related to historical contingent considerations recorded by Novartis, the recording of new/assumed contingent consideration accretion expense, the additional interest expense associated with the issuance of debt to finance the acquisition and the tax impact of each of the aforementioned adjustments. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the XIIDRA Acquisition been completed on January 1, 2023. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.
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
The Company incurred $23 million and $37 million of restructuring and integration costs during the nine months ended September 30, 2024 and 2023, respectively.
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

Separation costs included in Restructuring, integration and separation costs for the nine months ended September 30, 2024 and 2023 are $2 million and $3 million, respectively.
The Company has incurred, and will continue to incur, incremental costs with respect to the B+L Separation. These separation-related costs include, but are not limited to rebranding costs and costs associated with facility relocation and/or modification. Included in Selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023 are separation-related costs of $9 million and $18 million, respectively.
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

	September 30, 2024				December 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$157	$149	$8	$—	$425	$417	$8	$—
Restricted cash	$31	$31	$—	$—	$15	$15	$—	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$3	$—	$3	$—
Liabilities:
Acquisition-related contingent consideration	$285	$—	$—	$285	$292	$—	$—	$292
Cross-currency swaps	$94	$—	$94	$—	$84	$—	$84	$—
Foreign currency exchange contracts	$5	$—	$5	$—	$6	$—	$6	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature. Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of September 30, 2024 includes $350 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
There were no transfers into or out of Level 3 assets or liabilities during the nine months ended September 30, 2024.
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
The assets and liabilities associated with Bausch + Lomb’s cross-currency swaps as included in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 are as follows:

(in millions)	September 30, 2024	December 31, 2023
Other non-current liabilities	$(97)	$(90)
Prepaid expenses and other current assets	$3	$6
Net fair value	$(94)	$(84)
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
(Loss) gain recognized in Other comprehensive loss	$(33)	$21	$(7)	$(2)
Gain excluded from assessment of hedge effectiveness	$3	$3	$10	$10
Location of gain of excluded component	Interest Expense		Interest Expense
No portion of the cross-currency swaps were ineffective for the nine months ended September 30, 2024 and 2023. During each of the nine months ended September 30, 2024 and 2023, the Company received $13 million in interest settlements, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company’s foreign currency exchange contracts are remeasured at each reporting date to reflect changes in their fair values determined using forward rates, which are observable market inputs, multiplied by the notional amount. The Company’s foreign currency exchange contracts are economically hedging the foreign exchange exposure on certain of the Company’s intercompany balances. As of September 30, 2024, the Company’s outstanding foreign currency exchange contracts had an aggregate notional amount of $664 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 are as follows:

(in millions)	September 30, 2024	December 31, 2023
Accrued and other current liabilities	$(5)	$(6)
Prepaid expenses and other current assets	$1	$3
Net fair value	$(4)	$(3)
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Loss related to changes in fair value	$3	$3	$2	$2
Loss related to settlements	$2	$6	$—	$2
Acquisition-related Contingent Consideration Obligations
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At September 30, 2024, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 6% to 28%, and a weighted average risk-adjusted discount rate of 8%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at September 30, 2024.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2024 and 2023:

	September 30,
(in millions)	2024		2023
Balance, beginning of period		$292		$241
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$14		$13
Fair value adjustments due to changes in estimates of future payments	5		27
Acquisition-related contingent consideration		19		40
Additions		1		39
Payments/Settlements		(27)		(22)
Foreign currency translation adjustment included in Other comprehensive loss		—		1
Balance, end of period		285		299
Current portion included in Accrued and other current liabilities		37		52
Non-current portion included in Other non-current liabilities		$248		$247
Fair Value of Long-term Debt
The fair value of long-term debt as of September 30, 2024 and December 31, 2023 was $18,022 million and $16,270 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net consist of:

(in millions)	September 30, 2024	December 31, 2023
Raw materials	$538	$509
Work in process	108	124
Finished goods	1,009	911
	$1,655	$1,544

8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	September 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$22,495	$(18,885)	$3,610	$22,579	$(18,243)	$4,336
Corporate brands	978	(686)	292	985	(633)	352
Product rights/patents	3,265	(3,231)	34	3,323	(3,270)	53
Partner relationships	164	(164)	—	161	(161)	—
Technology and other	217	(204)	13	214	(202)	12
Total finite-lived intangible assets	27,119	(23,170)	3,949	27,262	(22,509)	4,753
Acquired in-process research and development	5	—	5	5	—	5
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$28,822	$(23,170)	$5,652	$28,965	$(22,509)	$6,456
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
There were no asset impairments for the three months ended September 30, 2024. Asset impairments for the nine months ended September 30, 2024 were $6 million and primarily related to the discontinuance of a certain product brand.
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
In the second quarter of 2023, the U.S. Food and Drug Administration (“FDA”) approved an Abbreviated New Drug Application (“ANDA”) submitted by a competitor for a budesonide (a steroid (cortisone-like) medicine) foam to help treat mild to moderate active ulcerative colitis. This product, which began to be sold by the competitor in the three months ended June 30, 2023, is a generic version of the Company’s Uceris® Foam product. During the second quarter of 2023, the Company revised its long-term outlook for the Uceris® Foam product to reflect the entrant of this, and potentially other, generic competitors. As a result, the Company recognized an impairment of $37 million to reduce the carrying value of the Uceris® Foam product related intangible assets to their estimated fair value. The Uceris® Foam product related intangible assets had no remaining carrying value as of December 31, 2023.
Xifaxan® intangible assets included in the unaudited Condensed Consolidated Balance Sheets had a carrying value of $1,751 million and an estimated remaining useful life of 39 months as of September 30, 2024. On August 10, 2022, the U.S. District Court for the District of Delaware held that the U.S. Patents protecting the use of Xifaxan® for the reduction in risk of hepatic encephalopathy (“HE”) recurrence were valid and infringed and certain U.S. Patents protecting the composition and use of Xifaxan® for treating inflammatory bowel syndrome with diarrhea (“IBS-D”) were invalid (the “Norwich Legal Decision”). The Norwich Legal Decision prohibited the FDA from approving the Norwich First ANDA (as defined in “The Norwich I Xifaxan® Litigation” in Note 17, “LEGAL PROCEEDINGS”) until October 2029. On April 11, 2024, the U.S. Court of Appeals for the Federal Circuit issued an opinion affirming the Norwich Legal Decision and the District Court’s denial of Norwich’s motion requesting modification of the Norwich Legal Decision (the “Norwich Appeal Decision”). Under the Norwich Appeal Decision, the FDA remains enjoined from approving the Norwich First ANDA until October 2029. The Company has filed, and expects to file, lawsuits against additional third-party generic manufacturers that have sent the Company Notices of Paragraph IV Certification for Xifaxan®. See “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS” for details of this litigation matter and the Xifaxan® Generics Litigation.

The Xifaxan® intangible assets were last assessed for potential impairment during the third quarter of 2022. This assessment resulted in no impairment of the carrying value of the Xifaxan® finite-lived intangible assets as of September 30, 2022. As part of that assessment, the Company also determined that no change to the remaining useful lives of its Xifaxan® finite-lived intangible assets was required. During the period September 30, 2022 through September 30, 2024 there were no material adverse changes to the facts and circumstances of the Xifaxan® Generics Litigation or to actual or expected business performance for Xifaxan®. Based on these factors, no impairment to the carrying value of the Xifaxan® finite-lived intangible assets was identified as of September 30, 2024.
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
Estimated amortization expense of finite-lived intangible assets for the remainder of 2024 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter	Total
Amortization	$261	$993	$871	$833	$235	$216	$540	$3,949
Goodwill
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2024 and the year ended December 31, 2023 were as follows:

(in millions)	Bausch + Lomb	Salix	International	Solta Medical	Diversified	Total
Balance, January 1, 2023	$5,246	$3,159	$789	$115	$2,238	$11,547
Additions	31	—	—	—	—	31
Impairment	—	—	—	—	(493)	(493)
Foreign exchange and other	37	—	73	—	(12)	98
Balance, December 31, 2023	5,314	3,159	862	115	1,733	11,183
Additions	2	—	—	—	—	2
Foreign exchange and other	4	—	(16)	—	(2)	(14)
Balance, September 30, 2024	$5,320	$3,159	$846	$115	$1,731	$11,171
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
The quantitative fair value test utilized the Company’s most recent cash flow projections for the Dermatology reporting unit as revised in the third quarter of 2023 which reflected current market conditions and current trends in business performance. The quantitative fair value test utilized a long-term growth rate of 0.0% and a discount rate of 10.75%. Based on the quantitative fair value test, the carrying value of the Dermatology reporting unit exceeded its fair value at September 30, 2023, and the Company recognized a goodwill impairment of $151 million for the three months ended September 30, 2023. As of September 30, 2023 and September 30, 2024, the Dermatology reporting unit had remaining goodwill of $329 million.
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
The quantitative fair value test for the Neurology reporting unit utilized the most recent cash flow projections for the Neurology reporting unit as revised in the third quarter of 2023 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of -2.5% and a discount rate of 10.50%. Based on the quantitative fair value test, the carrying value of the Neurology reporting unit exceeded its fair value at September 30, 2023, and the Company recognized a goodwill impairment of $251 million for the three months ended September 30, 2023. As of September 30, 2023 and September 30, 2024, the Neurology reporting unit had remaining goodwill of $1,192 million and $1,175 million, respectively.
2023 Annual Impairment Test
The Company’s annual goodwill impairment test as of October 1, 2023, included performing separate quantitative fair value tests for the International reporting unit, the Generics reporting unit of the Diversified segment and the Vision Care, Surgical and Pharmaceuticals reporting units of the Bausch + Lomb segment. The International reporting unit exceeded its carrying value by more than 75% and each of the reporting units of the Bausch + Lomb segment, exceeded their respective carrying values by more than 25%.
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

The quantitative fair value test for the Generics reporting unit utilized the most recent cash flow projections for the reporting unit as revised in the fourth quarter of 2023 to reflect current market conditions and current trends in business performance. The quantitative assessment utilized a long-term growth rate of 1.0% and a discount rate of 10.25% in the estimation of the reporting unit’s fair value. Based on the quantitative fair value test, the carrying value of the Generics reporting unit exceeded its fair value as of October 1, 2023, and the Company recognized a goodwill impairment of $91 million. As of December 31, 2023 and September 30, 2024, the Generics reporting unit had remaining goodwill of $227 million.
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
2024 Interim Assessment
During the nine months ended September 30, 2024, the Company continued to monitor the market conditions and trends in business performance for all its reporting units, particularly as they pertain to the Dermatology, Neurology and Generics reporting units, and determined that, no events occurred, or circumstances changed that would indicate that the fair value of any reporting unit might be below its carrying value. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and any such charges could be material.
Accumulated goodwill impairment charges through September 30, 2024 were $5,497 million.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	September 30, 2024	December 31, 2023
Product rebates	$1,305	$1,069
Product returns	373	380
Legal matters and related fees	337	344
Employee compensation and benefit costs	318	360
Interest	237	236
Income taxes payable	102	47
Other	714	697
	$3,386	$3,133

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of premiums, discounts and issuance costs consist of the following:

		September 30, 2024		December 31, 2023
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities:
2022 Amended Credit Agreement
2027 Revolving Credit Facility	February 2027	$—	$—	$—	$—
February 2027 Term Loan B Facility	February 2027	2,218	2,195	2,312	2,279
AR Credit Facility	January 2028	300	300	350	350
B+L Credit Facilities
B+L Revolving Credit Facility	May 2027	350	350	275	275
B+L May 2027 Term Loan B Facility	May 2027	2,444	2,415	2,462	2,426
B+L September 2028 Term Loan B Facility	September 2028	495	485	499	487
Senior Secured Notes:
5.50% Secured Notes	November 2025	1,680	1,677	1,680	1,675
6.125% Secured Notes	February 2027	1,000	993	1,000	990
5.75% Secured Notes	August 2027	500	497	500	497
4.875% Secured Notes	June 2028	1,600	1,588	1,600	1,586
11.00% First Lien Secured Notes	September 2028	1,774	2,481	1,774	2,654
14.00% Second Lien Secured Notes	October 2030	352	644	352	666
B+L Senior Secured Notes:
B+L 8.375% Secured Notes	October 2028	1,400	1,381	1,400	1,377
9.00% Intermediate Holdco Secured Notes	January 2028	999	1,279	999	1,358
Senior Unsecured Notes:
9.00%	December 2025	535	533	955	950
9.25%	April 2026	602	601	737	734
8.50%	January 2027	643	643	643	644
7.00%	January 2028	171	171	171	170
5.00%	January 2028	433	431	433	430
6.25%	February 2029	821	815	821	814
5.00%	February 2029	452	449	452	448
7.25%	May 2029	336	335	337	334
5.25%	January 2030	779	773	779	773
5.25%	February 2031	463	459	463	459
Other	Various	12	12	12	12
Total long-term debt and other		$20,359	21,507	$21,006	22,388
Less: Current portion of long-term debt			453		450
Non-current portion of long-term debt and other			$21,054		$21,938
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

transfer and sell certain assets; and engage in transactions with affiliates. As of September 30, 2024, the amount available for restricted payments under the “builder basket” in the Company’s most restrictive indentures (as defined by those indentures) was approximately $10,500 million (although such availability is subject to the Company’s compliance with a 2.00:1.00 fixed charge coverage ratio). The 2027 Revolving Credit Facility (as defined below) also contains a financial maintenance covenant that, requires the Company to maintain a first lien net leverage ratio of not greater than 4.00:1.00. The financial maintenance covenant may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill.
As of September 30, 2024, the Company was in compliance with its financial maintenance covenant related to its debt obligations. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial maintenance covenant and meet its debt service obligations over that same period.
The Company continues to take steps to ensure compliance with its financial maintenance covenant and may take other actions to reduce its debt levels and improve its capital structure to align with the Company’s long-term strategy, including divesting other businesses, refinancing debt and issuing equity or equity-linked securities, including secondary offerings of a portion of its ownership interest in Bausch + Lomb, as deemed appropriate.
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
As of September 30, 2024, the remaining premium on the 2022 Secured Notes was $1,279 million, which is being reduced as contractual interest payments are made on the 2022 Secured Notes. During the nine months ended September 30, 2024 and 2023, the Company made contractual interest payments of $310 million and $200 million, respectively, related to the 2022 Secured Notes, of which $273 million and $174 million, respectively, was recorded as a reduction of the premium.
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
Senior Secured Credit Facilities under the 2022 Amended Credit Agreement
On May 10, 2022, the Company and certain of its subsidiaries as guarantors entered into a Second Amendment (the “Second Amendment”) to the Fourth Amended and Restated Credit and Guaranty Agreement (as amended by the Second Amendment, the “2022 Amended Credit Agreement”). The 2022 Amended Credit Agreement provides for a new term loan facility with an aggregate principal amount of $2,500 million (the “2027 Term Loan B Facility”) maturing on February 1, 2027 and a new revolving credit facility of $975 million (the “2027 Revolving Credit Facility”) that will mature on the earlier of February 1, 2027 and the date that is 91 calendar days prior to the scheduled maturity of indebtedness for borrowed money of the Company and Bausch Health Americas, Inc. (“BHA”) in an aggregate principal amount in excess of $1,000 million. Borrowings under the 2027 Revolving Credit Facility can be made in U.S. dollars, Canadian dollars or Euros. After giving effect to the Second Amendment, the 2023 Revolving Credit Facility, June 2025 Term Loan B Facility and November 2025 Term Loan B Facility were refinanced (such refinancing, the “Credit Agreement Refinancing”), along with certain of the Company’s existing senior notes, using net proceeds from the borrowings under the 2027 Term Loan B Facility, the B+L IPO and the B+L Debt Financing (as defined below) and available cash on hand. As of September 30, 2024, the Company had no outstanding borrowings and had $22 million of issued and outstanding letters of credit on the 2027 Revolving Credit Facility.

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
The amortization rate for the 2027 Term Loan B Facility is 5.00% per annum, or $125 million, payable in quarterly installments beginning on September 30, 2022. The Company may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2024, the remaining mandatory quarterly amortization payments for the 2027 Term Loan B Facility were $281 million through December 2026.
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
On November 29, 2022, the Company designated 1261229 B.C. Ltd as an unrestricted subsidiary of the Company in accordance with the terms of the Company’s debt documents. In connection therewith, all of the subsidiaries of 1261229 B.C. Ltd., including Bausch + Lomb and its subsidiaries, are unrestricted subsidiaries of the Company and, as a result, are not subject to the covenants under the Bausch Health debt documents, and the earnings and net debt of Bausch + Lomb, as defined in the relevant debt documents, are also not included in the calculation of the Company’s financial maintenance covenant. As of September 30, 2024, 1261229 B.C. Ltd., directly or indirectly, held approximately 88% of the issued and outstanding shares of Bausch + Lomb.
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
As of September 30, 2024, there were $300 million of outstanding borrowings under the AR Credit Facility at an all-in interest rate of 11.85%.
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
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L May 2027 Term Loan B

Facility and B+L September 2028 Term Loan B Facility are denominated in U.S. dollars, and borrowings under the B+L Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling (and, subject to effectiveness of a CDOR Replacement Amendment, Canadian dollars). As of September 30, 2024, the B+L Revolving Credit Facility had $350 million of outstanding borrowings, $29 million of issued and outstanding letters of credit and $121 million of remaining availability.
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
The applicable interest rate margins for borrowings under the B+L Revolving Credit Facility are: (i) between 0.75% to 1.75% with respect to U.S. dollar base rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR or SONIA borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after: (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s, Moody’s and Fitch and (y) the B+L May 2027 Term Loan B Facility and B+L September 2028 Term Loan B Facility have been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR or SONIA borrowings based on Bausch + Lomb’s debt rating. The stated rate of interest for borrowings under the Revolving Credit Facility at September 30, 2024 ranges from 7.70% to 7.97% per annum. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the B+L Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the B+L Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the B+L May 2027 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the B+L May 2027 Term Loan B Facility at September 30, 2024 was 8.27% per annum.
Borrowings under the B+L September 2028 Term Loan B Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the B+L September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the B+L September 2028 Term Loan B Facility as of September 30, 2024 was 8.85% per annum.
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

The amortization rate for the B+L May 2027 Term Loan B Facility is 1.00% per annum, or $25 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2024, the remaining mandatory quarterly amortization payments for the B+L May 2027 Term Loan B Facility were $63 million through March 2027, with the remaining term loan balance being due in May 2027.
The amortization rate for the B+L September 2028 Term Loan B Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2024, the remaining mandatory quarterly amortization payments for the B+L September 2028 Term Loan B Facility were $19 million through June 2028, with the remaining term loan balance being due in September 2028.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of September 30, 2024 and December 31, 2023 was 7.88% and 8.05%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
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

Maturities
Maturities of debt obligations for the remainder of 2024, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2024	$39
2025	2,370
2026	757
2027	6,823
2028	7,168
2029	1,609
Thereafter	1,593
Total debt obligations	20,359
Unamortized premiums, discounts and issuance costs	1,148
Total long-term debt and other	$21,507
The Company regularly evaluates market conditions, its liquidity profile and available financing alternatives, and may consider executing opportunistic financing transactions, including but not limited to, issuing new debt instruments, divesting of assets or businesses and issuing equity or equity-linked securities (including secondary offerings of a portion of its holdings of common shares of Bausch + Lomb), as deemed appropriate, to manage its debt maturities and improve its capital structure and liquidity.
The principal value of debt obligations due in 2025 includes $1,680 million of 5.50% Senior Secured Notes due on November 1, 2025. The Company believes that its existing sources of liquidity, including current cash balances, cash generated from operations, and availability under its Revolving Credit Facility and AR Credit Facility, will be sufficient to meet this debt obligation at or prior to its maturity.
The Company’s ability to satisfy its remaining debt obligations, including the $535 million of 9.00% Senior Unsecured Notes due in December 2025, will depend upon its future operating performance, as well as its continuing efforts to improve its balance sheet, including raising new capital, refinancing debt, and/or monetizing a portion of the Company’s holdings of common shares of Bausch + Lomb.
The Company’s ability to raise new capital or refinance its debt, or monetize a portion of its holdings of common shares of Bausch + Lomb, will depend on the capital markets and its financial condition at such times. The Company’s financing initiatives will also depend upon factors including prevailing economic conditions and financial, business and other factors, many of which are beyond its control. If the Company is unable to refinance on terms acceptable to the Company, whether because of the condition of the capital markets or the Company’s own financial condition, it may be unable to raise new capital or to restructure or refinance its debt, or to do so on terms that are favorable to the Company.
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
Approximately 32,688,000 common shares were available for future grants as of September 30, 2024. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.

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
Approximately 20,900,000 Bausch + Lomb common shares were available for future grants as of September 30, 2024. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
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
The OPG PSUs may be earned between 0% and 300% based on the level of achievement of: (i) a revenue metric (measured for fiscal year 2026) and (ii) a relative TSR metric for B+L (if applicable). Any OPG PSUs that are earned will vest on February 28, 2027, subject generally to the B+L Executive’s continued employment through such date, except in limited circumstances set forth in the applicable award agreement.
The fair value of the OPG PSUs was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. Expense recognized for the OPG PSUs in each reporting period reflects the latest probability of Bausch + Lomb achieving certain revenue targets in determining the number of PSUs that are expected to vest. If the OPG PSUs do not ultimately vest due to the revenue targets not being met, no compensation expense will be recognized and any previously recognized compensation expense will be reversed.
During July 2024, the Talent and Compensation Committee of the B+L Board of Directors approved certain amendments to: (i) the TSR performance metric of certain PSU awards, including the previously granted OPG PSU and (ii) the time-based vesting conditions of awards previously granted to certain eligible recipients in connection with the B+L IPO.

The following table summarizes the components and classification of the Company’s share-based compensation expenses related to stock options and RSUs for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Stock options	$4	$4	$10	$14
RSUs	34	25	97	89
	$38	$29	$107	$103

Research and development expenses	$4	$3	$9	$8
Selling, general and administrative expenses	34	26	98	95
	$38	$29	$107	$103
Share-based awards granted for the nine months ended September 30, 2024 and 2023 consist of:

	Nine Months Ended September 30,
	2024	2023
Bausch Health Share-Based Awards
Stock options
Granted	—	999,000
Weighted-average exercise price	$—	$9.25
Weighted-average grant date fair value	$—	$4.87
Time-based RSUs
Granted	5,173,000	4,881,000
Weighted-average grant date fair value	$8.91	$9.02
Adjusted Operating Cash Flow performance-based RSUs
Granted	1,332,000	647,000
Weighted-average grant date fair value	$9.60	$10.57
Bausch+ Lomb Share-Based Awards
Stock options
Granted	1,317,000	3,453,000
Weighted-average exercise price	$16.85	$18.21
Weighted-average grant date fair value	$4.92	$5.33
RSUs
Granted	3,652,000	3,165,000
Weighted-average grant date fair value	$16.77	$17.97
TSR performance-based RSUs
Granted	826,000	1,175,000
Weighted-average grant date fair value	$21.21	$27.65
Organic Revenue Growth PSUs
Granted	379,000	142,000
Weighted-average grant date fair value	$16.08	$17.96
OPG PSUs
Granted	1,792,000	—
Weighted-average grant date fair value	$17.03	$—
As of September 30, 2024, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs under the Company’s 2014 Plan and the B+L Plan amounted to $223 million, which will be amortized over a weighted-average period of 1.86 years.

As of September 30, 2024, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs under the B+L Plan amounted to $163 million, which will be amortized over a weighted-average period of 1.92 years.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	September 30, 2024	December 31, 2023
Foreign currency translation adjustment	$(1,929)	$(1,863)
Pension adjustment, net of tax	(18)	(18)
	$(1,947)	$(1,881)
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
13.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Product related research and development	$141	$146	$440	$430
Quality assurance	5	7	13	22
	$146	$153	$453	$452
14.OTHER EXPENSE, NET
Other expense, net consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Litigation and other matters	$188	$24	$215	$(55)
Acquisition-related contingent consideration	25	26	19	40
Gain on sale of assets, net	(5)	(5)	(10)	(4)
Acquired in-process research and development costs	15	—	18	—
Acquisition-related transaction costs	2	15	3	18
Other, net	—	—	—	1
	$225	$60	$245	$—
For the three and nine months ended September 30, 2024, Litigation and other matters primarily relates to adjustments to provisions for certain legal matters. For the nine months ended September 30, 2023, Litigation and other matters primarily related to insurance recoveries regarding certain litigation matters.
Acquisition-related contingent consideration for the nine months ended September 30, 2024 and 2023 reflects changes in estimates in the timing and amounts of expected future royalty and milestone payments and in 2024 includes other adjustments of $18 million related to certain branded products.
Acquired in-process research and development costs for the three and nine months ended September 30, 2024 are related to certain Bausch + Lomb acquisitions.
Acquisition-related transaction costs for the nine months ended September 30, 2023 were primarily related to transaction costs incurred in connection with Bausch + Lomb’s acquisitions of XIIDRA® and the Blink® Product line.

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
Provision for income taxes for the nine months ended September 30, 2024 was $128 million and included: (i) $132 million of income tax provision for the Company’s ordinary loss for the nine months ended September 30, 2024, (ii) $5 million of net income tax benefit for discrete items, which includes $7 million of net income tax benefit related to uncertain tax positions and (iii) $3 million of tax expense associated with stock compensation.
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
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was approximately $2,493 million and $2,254 million as of September 30, 2024 and December 31, 2023, respectively. The Company will continue to assess the need for valuation allowances on an ongoing basis.
As of September 30, 2024 and December 31, 2023, the Company had $947 million and $918 million, respectively, of unrecognized tax benefits, which included $61 million and $51 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of September 30, 2024, $410 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at September 30, 2024 could decrease by approximately $29 million in the next 12 months as a result of the resolution of certain tax audits and other events.
The Company has included the estimated impact of the Organisation for Economic Co-operation and Development’s Inclusive Framework (Pillar 2), as currently adopted, in its tax provision beginning in 2024. While the estimated impact is not material, it is possible that the further implementation of the Inclusive Framework could have a material effect on the liability for corporate taxes or the consolidated tax rate in the future.
The Company continues to be under examination by the Canada Revenue Agency (“CRA”). In the first quarter of 2024, the Company finalized a settlement related to prior year withholding tax returns which was paid in the second quarter of 2024.
The Internal Revenue Service (the “IRS”) previously completed its examinations of the Company’s U.S. consolidated federal income tax returns for the years 2013 and 2014. There were no material adjustments to the Company’s taxable income as a result of these examinations. However, the 2014 tax year remains open to the extent of a 2017 capital loss carried back to that year (the “2017 Capital Loss”). The Company’s annual tax filings for 2015 and 2016 and short period tax return for the period ended September 8, 2017, which was filed as a result of the Company’s internal restructuring efforts during 2017 is currently under IRS examination. As part of its examination, the Company received a notice of proposed adjustment from the IRS that would disallow the 2017 Capital Loss resulting from its internal restructuring. The Company previously contested this proposed tax deficiency through the IRS administrative appeals process and if necessary, intends to continue to contest any proposed tax deficiency through appropriate litigation. Accordingly, no income tax provision had been recorded as of September 30, 2024.
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
In January 2023, as part of an alternative dispute resolution process with the IRS, the Company reached a tentative settlement regarding the 2017 Capital Loss. This tentative settlement is subject to further review and approvals before it is finalized. The Company expects that the tentative settlement, if finalized without further modification will affect the Company’s income tax provision, and while such settlement may be material to the Company’s results of operations or cash flows in the quarter in which it is recorded, it will not be material to its results of operations or cash flows for that year.
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
16.LOSS PER SHARE
Loss per share attributable to Bausch Health Companies Inc. is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net loss attributable to Bausch Health Companies Inc.	$(85)	$(378)	$(139)	$(553)
Basic and diluted weighted-average common shares outstanding	368.4	365.4	367.7	364.5
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.23)	$(1.03)	$(0.38)	$(1.52)
During the three and nine months ended September 30, 2024 and 2023, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 2,245,000 and 2,656,000 common shares for the three and nine months ended September 30, 2024, respectively, and approximately 3,075,000 and 2,931,000 common shares for the three and nine months ended September 30, 2023, respectively.
During the three and nine months ended September 30, 2024, time-based RSUs, performance-based RSUs and stock options to purchase approximately 14,554,000 and 14,416,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
During the three and nine months ended September 30, 2023, time-based RSUs, performance-based RSUs and stock options to purchase approximately 12,268,000 and 12,387,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.
During each of the three and nine months ended September 30, 2023, 637,000 performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met.
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

On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of September 30, 2024, the Company’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $337 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Governmental and Regulatory Inquiries
Investigation by the U.S. Attorney’s Office for the Northern District of Iowa – re OrthoDerm
The Company received a Civil Investigative Demand in May 2021 from the Civil Division of the United States Department of Justice and the United States Attorney’s Office for the Northern District of Iowa, requesting documents and other information concerning the sales and marketing of Bryhali®, Duobrii®, Jublia® and Siliq®. The Company cooperated with this investigation. On September 10, 2024, the United States District Court for the Northern District of Iowa unsealed a qui tam complaint captioned United States ex rel. Arcilesi v. Bausch Health Companies Inc., et al. (No. 1:19-cv-00139-CJW-MAR) that was filed on December 18, 2019 against Bausch Health Companies Inc., Bausch Health US, LLC, Bausch Health Americas, Inc., and several individuals. The complaint asserts claims seeking, inter alia, damages, civil penalties and attorneys’ fees for alleged violations of the federal False Claims Act (“FCA”) and several similar state statutes relating to the sales and marketing of certain dermatology products and retaliation under the FCA. On September 9, 2024, the United States, as well as all the named states and the District of Columbia, filed a notice that they were declining to intervene in the case. The relator did not join in the declination and, therefore, there is a possibility the relator pursues this matter in litigation. The Company cannot predict the likelihood or the duration of further litigation in this matter.
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
On April 22, 2024, the Court issued an order that the GMO Trust case would be the first of the opt-out cases to be tried, and setting the GMO Trust case for a trial to begin on September 4, 2024. Prior to the commencement of trial, the parties to the GMO Trust case reached a mutually acceptable resolution of the action by way of settlement and the Court adjourned the trial without date.

The Company disputes the claims against it in the remaining individual opt-out complaints and intends to defend itself vigorously.
U.S. Securities Litigation – Kelk Complaint
On July 26, 2023, a purported class action complaint captioned Kelk v. Bausch Health Companies Inc., et al. (No. 23-cv-03996), was filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current or former officers. The action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs allege that defendants made various misrepresentations and omissions regarding the Company’s proposed spin-off of Bausch + Lomb, and allege that those purported misrepresentations and omissions concealed that the spin-off was executed as part of a strategy to subvert the pending opt-out lawsuits and leave plaintiffs in those actions without viable means to a potential recovery. An amended complaint was filed on January 19, 2024. The amended complaint also alleges that defendants made various misrepresentations and omissions regarding the strength of the Company’s patents protecting its product, Xifaxan®, from generic competitors. Defendants moved to dismiss the amended complaint on March 20, 2024. The motion is pending.
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

On June 24, 2024, the Company reached an agreement to settle and, thereafter, on July 3, 2024, executed a final settlement agreement to resolve Humana’s (direct and indirect) and HCSC’s (indirect) state law claims. Pursuant to the settlement, the actions were dismissed with prejudice as to the Company on August 16, 2024. As part of the settlement, the Company admitted no liability as to the claims against it and denied all allegations of wrongdoing.
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
Xifaxan® Paragraph IV Proceedings
The Company has filed lawsuits against Norwich Pharmaceuticals Inc. (“Norwich”), Amneal Pharmaceuticals of New York LLC and Zydus Pharmaceuticals (USA) Inc. (“Zydus”), and anticipates filing lawsuits against Cipla USA, Inc. and Carnegie Pharmaceuticals LLC (“Carnegie”), concerning the Company’s Xifaxan® (rifaximin) 550 mg tablets. The foregoing lawsuits and related litigation are referred to collectively as the “Xifaxan® Generics Litigation”.
The Norwich I Xifaxan® Litigation
On February 17, 2020, the Company and Alfasigma S.p.A. (“Alfasigma”) received a Notice of Paragraph IV Certification from Norwich, in which Norwich asserted that the U.S. patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Norwich’s generic rifaximin tablets, 550 mg, for which Norwich filed an ANDA (the “Norwich First ANDA”). The Company, through its subsidiaries Salix Pharmaceuticals, Inc. and Bausch Health Ireland Limited, holds the New Drug

Application for Xifaxan® and owns or exclusively licenses (from Alfasigma) these patents. On March 26, 2020, certain of the Company’s subsidiaries and Alfasigma filed suit against Norwich in the U.S. District Court for the District of Delaware (Case No. 20-cv-00430) pursuant to the Hatch-Waxman Act, alleging infringement by Norwich of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of the Norwich First ANDA for rifaximin tablets, 550 mg. Trial in this matter was held in March 2022. The court issued a final judgment on August 10, 2022 (the “Norwich Legal Decision”), finding that the U.S. Patents protecting the use of Xifaxan® (rifaximin) 550 mg tablets for the reduction in risk of HE recurrence valid and infringed and the U.S. patents protecting the composition, and use of Xifaxan® for treating IBS-D invalid. The Norwich Legal Decision prevents FDA approval of the Norwich First ANDA until October 2029. The Company appealed the Norwich Legal Decision to the U.S. Court of Appeals for the Federal Circuit on August 16, 2022. Following the Company’s appeal, Norwich claimed to have removed the HE indication from the Norwich First ANDA and then filed a motion in the District Court requesting modification of the Norwich Legal Decision to permit the FDA to approve the Norwich First ANDA before October 2029. The Company opposed the motion. On May 17, 2023, the District Court denied Norwich’s motion and confirmed that the FDA remained enjoined from granting final approval to the Norwich First ANDA until October 2029. Norwich filed its appeal to the U.S. Court of Appeals for the Federal Circuit on May 19, 2023. The Company’s and Norwich’s appeals were consolidated (the “Norwich Appeal”). The Federal Circuit heard oral arguments on January 8, 2024 in the Norwich Appeal. On April 11, 2024, the Federal Circuit issued an opinion affirming the Norwich Legal Decision and the District Court’s denial of Norwich’s motion requesting modification of the Norwich Legal Decision (the “Norwich Appeal Decision”). In May 2024, both the Company and Norwich petitioned for panel and en banc rehearing of the Norwich Appeal Decision. The Federal Circuit denied the Company’s and Norwich’s rehearing petitions on June 13, 2024 and issued its mandate to the District Court on June 20, 2024. Under the Norwich Appeal Decision, the FDA remains enjoined from approving the Norwich First ANDA until October 2029. On September 11, 2024, the Company and Norwich filed petitions for writ of certiorari with the United States Supreme Court appealing certain aspects of the Norwich Appeal Decision.
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
The Norwich II Xifaxan® Litigation
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
The Amneal Xifaxan® Litigation
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

The Zydus Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Zydus, dated August 15, 2024, in which Zydus asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Zydus’s generic rifaximin tablets, 550 mg, for which Zydus filed an ANDA. On September 27, 2024, the Company and Alfasigma filed suit against Zydus in the U.S. District Court for the District of New Jersey pursuant to the Hatch-Waxman Act, alleging infringement by Zydus of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Zydus’s ANDA for rifaximin tablets, 550 mg.
The Cipla Anticipated Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Cipla USA, Inc., U.S. Agent for Cipla Limited (collectively “Cipla”), dated September 18, 2024, in which Cipla asserted that certain U.S. Patents listed in the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Cipla’s generic rifaximin tablets, 550 mg, for which Cipla filed an ANDA. The Company intends to file suit against Cipla pursuant to the Hatch-Waxman Act, alleging infringement by Cipla of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Cipla’s ANDA for rifaximin tablets, 550 mg.
The Carnegie Anticipated Xifaxan® Litigation
The Company received a Notice of Paragraph IV Certification from Carnegie, dated October 1, 2024, in which Carnegie asserted that certain U.S. Patents listed the FDA’s Orange Book for the Company’s Xifaxan® tablets, 550 mg, are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, offer for sale, and/or importation of Carnegie’s generic rifaximin tablets, 550 mg, for which Carnegie filed an ANDA. The Company intends to file suit against Carnegie pursuant to the Hatch-Waxman Act, alleging infringement by Carnegie of one or more claims of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Carnegie’s ANDA for rifaximin tablets, 550 mg.
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
Xifaxan® Litigation with Curia IP Holdings, LLC
Curia IP Holdings, LLC (“Curia”) filed a lawsuit against the Company on October 25, 2021, alleging that Xifaxan® 200 mg and 550 mg tablets infringe certain patents owned by Curia (U.S. Patent Nos. 9,186,355; 10,556,915; 10,745,415, and 10,961,257 (the “Curia Patents”)). Each of the Curia Patents was filed years after the Company’s launches of Xifaxan® 200 mg and 550 mg tablets. On August 17, 2022, the U.S. District Court for the District of New Jersey dismissed the complaint, without prejudice. Curia then filed an amended complaint on September 16, 2022, realleging infringement of its patents. On August 31, 2023, Curia filed a second lawsuit against the Company alleging that Xifaxan® 200 mg and 550 mg tablets infringe U.S. Patent No. 11,739,099 (the “’099 Patent”). The ‘099 Patent is related to the Curia Patents and was also filed years after the Company’s launches of Xifaxan® 200 mg and 550 mg tablets. The first and second lawsuits filed by Curia are now consolidated (the “Curia Lawsuits”). On February 14, 2024, the court issued an order administratively terminating the case pending completion of mediation on or before April 14, 2024. Mediation was held on April 11, 2024, but no agreement was reached. On April 22, 2024, the court reopened the case. On May 1, 2024, the Court entered a stipulation and order of non-infringement for U.S. Patent Nos. 10,556,915, 10,745,415, and 10,961,257. On September 20, 2024, the Court entered a stipulation and order of non-infringement for the ‘099 Patent. The Company disputes Curia’s infringement claims against Xifaxan® 200 mg and 550 mg tablets and will continue to defend this matter.

PreserVision® AREDS Patent Litigation
PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate-to-advanced AMD. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. Bausch & Lomb Incorporated (“B&L Inc.”) has filed patent infringement proceedings against 20 named defendants in 17 proceedings claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. Thirteen of these proceedings were subsequently settled; two resulted in a default. As of the date of this filing, there are two ongoing actions: Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. SBH Holdings LLC, C.A. No. 20-cv-01463-GBW-CJB (D. Del.) (the “SBH matter”) and Bausch & Lomb Inc. v. PRN Physician Recommended Nutriceuticals, LLC, C.A. No. 24-cv-09256-MEF (D.N.J.) (the “PRN Matter”). In the SBH matter, cross-motions for summary judgment are pending and a jury trial is scheduled to begin on April 14, 2025. The complaint in the PRN matter was recently filed and served, with a response due in late November 2024. Bausch + Lomb remains confident in the strength of these patents and B&L Inc. will continue to vigorously pursue this matter and defend its intellectual property.
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
Additionally, on December 18, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies amended its complaint to add claims for copyright infringement, as well as claims under the Lanham Act, including trademark and trade dress infringement. DRL subsequently petitioned for inter partes review (“IPR”) of the U.S. Patent Nos. 11,596,600 and 11,833,245; the PTAB instituted both petitions.
The lawsuit against DRL is ongoing in the District of New Jersey (with an opposed motion to stay pending), with expert discovery currently set to close in April 2025 and no trial date set. Bausch + Lomb remains confident in the strength of the Lumify® related patents and intends to vigorously defend its intellectual property.
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
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, the Company and its affiliates, including Bausch + Lomb, have been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-five (25) of such product liability suits currently remain pending. In three (3) cases pending in the Atlantic County, New Jersey Multi-County Litigation, agreed stipulations of dismissal have been entered by the Court, thus dismissing the Company from those cases. One (1) case was also recently dismissed with prejudice in its entirety for failure of plaintiff to comply with court orders requiring plaintiff fact sheets. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to the Company and its affiliates, including Bausch + Lomb, and legal fees and costs will be paid by Johnson & Johnson. Twenty-four (24) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions were filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to the Company or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December 16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing the Company as a defendant; as a result, the British Columbia class action is concluded as to the Company.
In October 2021, Johnson & Johnson, through one or more subsidiaries, purported to complete a Texas divisional merger with respect to any talc liabilities at Johnson & Johnson Consumer, Inc. (“JJCI”). LTL Management, LLC (“LTL”), the resulting entity of the divisional merger, assumed JJCI’s talc liabilities and thereafter filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of North Carolina, which in November 2021 was transferred to the United States Bankruptcy Court for the District of New Jersey (the “New Jersey Bankruptcy Court”). The first bankruptcy case was dismissed on April 4, 2023, after a decision by the Third Circuit Court of Appeals, and LTL re-filed a new Chapter 11 case on the same day. Several motions to dismiss were again filed, and on August 11, 2023, the second Chapter 11 case was dismissed. LTL and certain supporting creditors and tort claimants appealed, and on July 25, 2024, the Third Circuit affirmed the dismissal order, and LTL’s second bankruptcy case was closed. During the pendency of LTL’s bankruptcy cases, the New Jersey Bankruptcy Court extended a preliminary injunction that had stayed substantially all cases subject to the indemnification agreement related to Johnson & Johnson’s talc liability, which injunction was terminated in connection with the bankruptcy case dismissal.
In December 2023, LTL changed its name to LLT Management LLC (“LLT”). In June and July 2024, LLT solicited votes for a new “pre-packaged” Chapter 11 plan, and after the reported successful solicitation of votes to commence the planned bankruptcy, LLT and certain affiliates underwent another corporate restructuring that resulted in two entities, Red River Talc LLC (“Red River”) and Pecos River Talc LLC (“Pecos River”), assuming the talc liabilities of LLT. On September 20, 2024, Red River filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of Texas (the “Texas Bankruptcy Court”), seeking to resolve all ovarian cancer related talc claims. On October 21, 2024, the Texas Bankruptcy Court agreed to enter a temporary restraining order and preliminary injunction staying all ovarian cancer-related talc claims at least through December 2024. Johnson & Johnson has reported that the entity Pecos River will be responsible for resolving all non-ovarian cancer-related talc claims outside of bankruptcy.
Red River, Pecos River and Johnson & Johnson continue to have indemnification obligations running to the Company and its affiliates, including Bausch + Lomb, for Shower to Shower® related product liability litigation. It is our expectation that Johnson & Johnson, in accordance with the applicable indemnification agreement, will continue to vigorously defend the Company and Bausch + Lomb, in each of the remaining actions, and that the Company and Bausch + Lomb will not incur any material impairments with respect to indemnification claims as a result of the divisional merger or the bankruptcy.

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
California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California. Plaintiffs sought damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. Bausch Health US filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the Bankruptcy Court in the LTL bankruptcy proceeding. On September 13, 2023, the Ninth Circuit lifted the stay. On April 8, 2024, the Ninth Circuit heard oral argument on Plaintiffs’ appeal of the lower court’s dismissal of the case with prejudice, and, on April 29, 2024, the Ninth Circuit issued a memorandum disposition that affirmed the dismissal of the case in full. Plaintiffs have not filed a further appeal and the time to do so has passed.
New Mexico Attorney General Consumer Protection Action
The Company and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v. Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer, Inc., the Company and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. In April 2020, Bausch Health US filed a motion to dismiss, which in September 2020, the Court granted in part as to the New Mexico Medicaid Fraud Act and

New Mexico Fraud Against Taxpayers Act claims and denied as to all other claims. The State of New Mexico brings claims against all defendants under the New Mexico Unfair Practices Act and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit seeks to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. Bausch Health US filed its answer on November 16, 2020. On December 30, 2020 Johnson & Johnson filed a Motion for Partial Judgment on the Pleadings and on January 4, 2021, Bausch Health US filed a joinder to that motion, which was denied on March 8, 2021. Trial was scheduled to begin on May 30, 2023, until the case was stayed by an interlocutory appeal to the New Mexico Supreme Court by Johnson & Johnson. That stay was lifted on October 21, 2024 when the New Mexico Supreme Court ruled in favor of Johnson & Johnson and reversed the trial court, remanding the case back for further proceedings.
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
This action is included in a 42-state Attorneys General settlement reached by Johnson & Johnson, and the Company and its affiliates, including Bausch + Lomb, are included among the released parties. A dismissal with prejudice was entered on October 23, 2024 and this matter has now concluded.
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
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas’ motion for summary judgment on its counterclaims against Doctors Allergy and dismissing Doctors Allergy’s claims against Bausch Health Americas. The motion was fully briefed as of May 2021. The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying the motion. On June 14, 2023, Bausch Health Americas filed a Notice of Appeal as to the Decision and Order. On March 13, 2024, Bausch Health Americas filed its appellate brief with the Appellate Division of the New York Supreme Court, First Department, appealing the trial court’s denial of Bausch Health Americas’ motion for summary judgment. Doctors Allergy filed its answering brief on July 26, 2024, and Bausch Health Americas filed its reply brief on September 13, 2024. The Appellate Division has set oral argument for November 7, 2024. Bausch Health Americas disputes the claims against it and this lawsuit will be defended vigorously.

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
In May 2020, the District Court granted defendants’ motion to dismiss, holding that Plaintiff-relator’s qui tam action was precluded by the False Claims Act’s public disclosure bar. Plaintiff-relator appealed to the U.S. Court of Appeals for the Ninth Circuit. In August 2023, the Court of Appeals reversed the District Court’s order and remanded to the District Court for further proceedings. In September 2023, the Company filed a petition for rehearing or rehearing en banc with the Court of Appeals. On January 5, 2024, the Court of Appeals panel denied the petition and issued an amended opinion, still reversing the District Court’s order and remanding the case to the District Court for further proceedings. On April 4, 2024, the Company filed a petition for a writ of certiorari to the Supreme Court, which was denied on October 7, 2024. Mandate issued and the case is pending in the District Court. The Company disputes the claims against it and intends to defend itself vigorously.
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

Segment Revenues and Profits
Segment revenues and profits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenues:
Salix	$642	$614	$1,699	$1,667
International	291	275	832	781
Solta Medical	112	83	302	244
Diversified	269	259	722	684
Bausch + Lomb	1,196	1,007	3,511	2,973
	$2,510	$2,238	$7,066	$6,349
Segment profits:
Salix	$436	$429	$1,142	$1,129
International	105	91	278	236
Solta Medical	53	33	140	114
Diversified	189	172	469	417
Bausch + Lomb	283	244	799	699
	1,066	969	2,828	2,595
Corporate	(248)	(222)	(746)	(703)
Amortization of intangible assets	(274)	(253)	(818)	(795)
Goodwill impairments	—	(402)	—	(402)
Asset impairments	—	(4)	(6)	(54)
Restructuring, integration and separation costs	(1)	(14)	(25)	(40)
Other expense, net	(225)	(60)	(245)	—
Operating income	318	14	988	601
Interest income	7	6	24	19
Interest expense	(346)	(339)	(1,051)	(965)
Gain on extinguishment of debt	—	—	23	—
Foreign exchange and other	—	(7)	(26)	(38)
Loss before income taxes	$(21)	$(326)	$(42)	$(383)

Revenues by Segment and Product Category
Revenues by segment and product category were as follows:

(in millions)	Salix	International	Solta Medical	Diversified	Bausch + Lomb	Total
	Three Months Ended September 30, 2024
Pharmaceuticals	$642	$63	$—	$246	$247	$1,198
Devices	—	—	112	—	455	567
OTC	—	50	—	2	420	472
Branded and Other Generics	—	161	—	14	70	245
Other revenues	—	17	—	7	4	28
	$642	$291	$112	$269	$1,196	$2,510

	Three Months Ended September 30, 2023
Pharmaceuticals	$613	$63	$—	$210	$113	$999
Devices	—	—	83	—	411	494
OTC	—	47	—	2	408	457
Branded and Other Generics	—	151	—	40	72	263
Other revenues	1	14	—	7	3	25
	$614	$275	$83	$259	$1,007	$2,238

	Nine Months Ended September 30, 2024
Pharmaceuticals	$1,698	$184	$—	$637	$701	$3,220
Devices	—	—	302	—	1,324	1,626
OTC	—	131	—	5	1,262	1,398
Branded and Other Generics	—	469	—	65	212	746
Other revenues	1	48	—	15	12	76
	$1,699	$832	$302	$722	$3,511	$7,066

	Nine Months Ended September 30, 2023
Pharmaceuticals	$1,668	$178	$—	$567	$355	$2,768
Devices	—	—	244	—	1,225	1,469
OTC	—	125	—	6	1,182	1,313
Branded and Other Generics	—	438	—	92	201	731
Other revenues	(1)	40	—	19	10	68
	$1,667	$781	$244	$684	$2,973	$6,349

The top ten products for each of the nine months ended September 30, 2024 and 2023 represented 48% of total revenues for each of the nine months ended September 30, 2024 and 2023.

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
U.S. and Puerto Rico	$1,535	$1,358	$4,227	$3,738
China	132	113	351	315
Canada	104	92	293	268
Poland	92	82	256	232
Mexico	88	90	248	234
France	52	49	178	169
Japan	46	47	136	145
Russia	42	35	117	105
Germany	40	34	125	119
South Korea	38	24	102	69
United Kingdom	34	32	100	92
Italy	23	20	71	64
Spain	21	20	71	67
Other	263	242	791	732
	$2,510	$2,238	$7,066	$6,349
Major Customers
Customers that accounted for 10% or more of total revenues were as follows:

	Nine Months Ended September 30,
	2024	2023
Cencora Inc.	19%	19%
McKesson Corporation (including McKesson Specialty)	16%	15%
Cardinal Health, Inc.	14%	13%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” “Bausch Health,” and similar terms refer to Bausch Health Companies Inc. and its subsidiaries, taken together. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes (the “Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended, and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning of applicable Canadian securities laws (collectively “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2023, which were included in our Annual Report on Form 10-K filed on February 22, 2024. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR+ at www.sedarplus.ca and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.
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
Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, we announced our plan to separate our eye health business consisting of our Bausch + Lomb global Vision Care, Surgical and Pharmaceuticals businesses into an independent publicly traded entity, Bausch + Lomb, from the remainder of Bausch Health Companies Inc. (the “B+L Separation”). As part of this plan, in May 2022, a wholly owned subsidiary of Bausch Health sold common shares of B+L pursuant to an initial public offering of Bausch + Lomb (the “B+L IPO”). Following the B+L IPO, Bausch Health indirectly holds 310,449,643 common shares of Bausch + Lomb, which represents approximately 88% of B+L’s outstanding common shares as of October 23, 2024.
We continue to believe that the B+L Separation, which may include the transfer of all or a portion of our remaining direct or indirect equity interest in Bausch + Lomb to our shareholders, the monetization of all or a portion of our ownership interest in Bausch + Lomb, or a combination thereof, makes strategic sense. The completion of the B+L Separation is subject to the achievement of targeted debt leverage ratios and the receipt of any applicable shareholder and other necessary approvals. We continue to evaluate all relevant factors and considerations related to the B+L Separation, including the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements).
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

Maturities of our principal balances of debt obligations as of September 30, 2024 were as follows:

(in millions)	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter	Total
Total debt obligations	$39	$2,370	$757	$6,823	$7,168	$1,609	$1,593	$20,359
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
As of September 30, 2024, there were $300 million in outstanding borrowings under the AR Credit Facility.
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
As of September 30, 2024, we had approximately 90 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
Gastrointestinal
•Rifaximin (RED-C) - Two global Phase 3 studies for the use of a soluble solid dispersion (“SSD”) formulation of rifaximin for the delay of first occurrence of overt hepatic encephalopathy (“OHE”) in patients with early decompensation in liver cirrhosis are ongoing. Enrollment of one of two global Phase 3 trials was completed as of December 31, 2023 and enrollment of the second trial was completed in April 2024.
•Amiselimod (S1P modulator) for Ulcerative Colitis - A Phase 2 study to evaluate Amiselimod (S1P modulator) for the treatment of mild to moderate ulcerative colitis completed enrollment in July 2023 and the induction portion of the study was completed in the fourth quarter of 2023. In the topline results, Amiselimod met the primary and key secondary endpoints including clinical and endoscopic measures in the double-blind induction period of the study; the open-label extension up to 52 weeks is currently ongoing. In April 2024, we met with the U.S. Food and Drug Administration (“FDA”) for an end of Phase 2 meeting and Phase 3 planning which will focus on the treatment of moderate to severe ulcerative colitis population. We also expect agreements on study protocols with relevant global regulatory agencies during the fourth quarter of 2024, including the FDA, the EU’s European Medicines Agency and Japan’s Pharmaceuticals and Medical Devices Agency.
Solta Medical
•Clear + Brilliant® Touch - Next generation Clear + Brilliant® laser is designed to deliver a customized and more comprehensive treatment protocol by providing patients of all ages and skin types the benefits of two wavelengths with submissions in Europe completed in the first quarter of 2024 and launch in the Philippines in the third quarter of 2024. Approval has been received in the first half of 2024 in New Zealand and Australia and submission for Canada and Asia Pacific markets is planned in the second half of 2024.
~~•~~Fraxel® - Next Generation Fraxel® is a fractionated laser device for skin resurfacing. Received FDA clearance in August 2024 and U.S. commercial launch is expected in 2025.
Dermatology
•CABTREO® - the first and only FDA-approved fixed-dose, triple-combination topical treatment for acne. CABTREO® Topical Gel was launched in the U.S. in the first quarter of 2024 and was launched in Canada in October 2024.
Bausch + Lomb
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide outstanding comfort and clear vision throughout the day. To date, SiHy Daily has been launched in over 50 countries, under the brand names INFUSE®, BAUSCH + LOMB ULTRA® ONE DAY and AQUALOX® ONE DAY and Bausch + Lomb is continuing with their global rollout. In addition, Bausch + Lomb launched its first silicone hydrogel daily disposable multifocal contact lens in May 2023 and launched a toric lens in the U.S in June 2024.
•Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. To date, Bausch + Lomb has launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free, for which the New Drug Application was approved by the FDA in April 2024, is anticipated to begin launching in the first quarter of 2025.
•Bausch + Lomb is expanding its portfolio of premium intraocular lenses (“IOL”) built on the enVista® platform with enVista® Aspire® (Monofocal Plus), enVista® EnvyTM Trifocal and enVista BeyondTM (extended depth of focus (“EDOF”)) optical designs with two options: non-Toric and Toric for astigmatism patients. enVista® Aspire® monofocal and toric IOLs with Intermediate Optimized optics launched in the U.S. during October 2023 and Bausch + Lomb anticipates launching in Europe and Canada in 2025. enVista® EnvyTM launched in Canada in June 2024 and the U.S. launch is in process after receiving FDA approval in October 2024. Bausch + Lomb anticipates launching enVista® EnvyTM in Europe in 2025 and enVista® BeyondTM in the U.S. in 2026.
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
In July 2024, Bausch + Lomb acquired TearLab Corporation, d/b/a Trukera Medical (“Trukera Medical”) from its private equity owner, AccelMed Partners, and other shareholders. Trukera Medical, a U.S.-based privately held ophthalmic medical diagnostic company, commercializes ScoutPro®, a point-of-care portable device for precisely measuring osmolarity, the salt content of a person’s tears. This acquisition is expected to expand Bausch + Lomb’s presence in the dry eye market.
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
We will also consider dispositions or divestitures in core areas that we believe represent attractive opportunities for the Company.
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
Walgreens Fulfillment Arrangements - Under our brand fulfillment arrangement with Walgreen Co. (“Walgreens”), we make certain dermatology products available to eligible patients through patient access and co-pay assistance programs at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies.
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
Salix - We believe in our GI product portfolio and we have implemented initiatives, including increasing our marketing investment in Xifaxan®, to further capitalize on the value of the infrastructure we have built around these products to extend our market share. We have continued our investment in Xifaxan® direct to consumer (“DTC”) advertising and new sales force capabilities. Additionally, our rifaximin SSD formulation is under development for the delay of first occurrence of OHE and other complications in patients with early decompensation in liver cirrhosis (RED-C). The drug candidate is administered orally, and is a next-generation rifaximin formulation that acts by targeting the beta-subunit of bacterial DNA-dependent RNA polymerase. We are also investing in developing our Amiselimod (S1P modulator) for the treatment of moderate to severe ulcerative colitis, as well as evaluating its potential for treatment of Crohn’s disease.
International - Our International product portfolio includes certain newly launched products such as Ryaltris® for moderate to severe seasonal allergic rhinitis and CABTREO® Topical Gel, a triple-combination topical treatment for acne that launched in Canada in October 2024. We are also pursuing opportunities in the dermatology markets globally for products that address acne, atopic dermatitis, psoriasis and onychomycosis. To address these and other opportunities we continue to invest in the training and expansion of our sales and marketing teams.
Solta Medical - More than 70% of our Solta Medical business revenue has historically come from consumables, which we believe results in a durable business model. We continue to invest in expanding our presence in key markets, including broadening the reach of our DTC campaigns in the U.S., the expansion of Thermage® FLX which was approved by China’s National Medical Products Administration as a medical device in January 2024, and the strengthening of our sales force in the U.S. and Europe. We received FDA approval of Next Generation Fraxel® and U.S. commercial launch is expected during 2025.
Diversified - We continue to seek ways to bring out value in our promoted and nonpromoted products within our Diversified portfolio. In 2023, we increased our investments in the marketing and advertising of Aplenzin® as the only approved major depressive disorder product for Seasonal Affective Disorder, and we also expanded our consumer awareness campaign for Jublia®. Adding to our established acne product portfolio, we launched CABTREO® Topical Gel in the U.S. in the first quarter of 2024. In our generics portfolio, we are focused on effectively managing this portfolio of non-promoted products.

Business Trends
In addition to the actions previously outlined, the events described below have affected and may affect our business trends. The matters discussed in this section contain forward-looking statements. Please see “Forward-Looking Statements” at the end of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
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
Our revenues attributable to Russia, Ukraine and Belarus for the nine months ended September 30, 2024 and 2023 were approximately 2% of our total revenues in each period. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
Middle East Regional Conflict
The conflict between Israel and Hamas began during October 2023 and has since expanded to include other countries and militant groups in the region. Our revenues attributable to the impacted regions for each of the nine months ended September 30, 2024 and 2023 were inconsequential. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on our business.
For a further discussion of these and other risks relating to our international business, see Item 1A. “Risk Factors — Risks Relating to the International Scope of our Business” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 22, 2024.
Global Minimum Corporate Tax Rate
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”) published a statement that outlined the key components of a two-pillar plan to address the tax challenges arising from the digitalisation of the economy. The statement was agreed by the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) which now includes 145 member jurisdictions. The timetable for implementation of the two-pillar plan was initially proposed for 2023, but has since been extended to 2024 and, with respect to certain components of the plan, 2025. Under the pillar one proposals, a portion of the residual profits of multinational enterprise (“MNE”) groups with global turnover above €20 billion and a profit margin above 10% will be allocated to market jurisdictions where such allocated profits would be taxed. Under pillar two proposals, a global minimum corporate tax rate of 15% will apply to undertaxed profits of MNE groups with consolidated revenue of at least €750 million. On December 20, 2021, the OECD released model rules on the global minimum tax under pillar two, followed by the OECD’s commentaries, examples, three sets of administrative guidance and certain other documents relating to the operation and application of the model rules. On December 18, 2023, the OECD announced plans to release additional guidance on model rules and to start the peer review process in 2024. Many members of the Inclusive Framework have either introduced or announced their intention to introduce certain components of the global minimum tax in line with the model rules for fiscal years beginning on or after December 31, 2023. In particular, on December 15, 2022, the Council of the European Union (“EU”) adopted a directive to require the implementation of the pillar two rules by EU member states, with certain elements becoming effective for fiscal years beginning on or after December 31, 2023. On August 4, 2023, Canada released draft legislation to enact certain components of the pillar two proposals into Canadian law as the Global Minimum Tax Act (“GMTA”). The GMTA is generally aligned with the model rules proposed by the OECD and is effective for fiscal years beginning on or after December 31, 2023. The United States did not announce plans to enact the tax measures under the two-pillar plan. On February 1, 2023, the US Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two by other jurisdictions is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. We will continue to monitor the implementation of the two-pillar plan by the countries in which we operate, and to consider the impact of these measures. On June 17, 2024, the OECD published further administrative guidance to clarify the operation of the model rules. Many jurisdictions in which the Company operates have adopted the global minimum tax provision of the OECD pillar two effective for tax years beginning in January 2024.
The Company has included the estimated impact of the Inclusive Framework, as currently adopted, in its tax provision beginning in 2024. While the estimated impact is not material, it is possible that the further implementation of the Inclusive Framework could have a material effect on our liability for corporate taxes or our consolidated tax rate in the future.
Health Care Reform
The U.S. federal and state governments continue to propose and pass legislation designed to regulate the health care industry. Many of these changes focus on health care cost containment, which result in pricing pressures relating to the sales and reimbursements of health care products.
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
In addition, a number of U.S. states have implemented IRA-like price controls on pharmaceutical manufacturers. All state Medicaid programs have implemented voluntary supplemental drug rebate programs that may provide states with additional manufacturer rebates in exchange for preferred status on a state’s formulary or for patient populations that are not included in the traditional Medicaid drug benefit coverage. In addition, certain U.S. states have passed legislation intended to impact pricing or requiring manufacturers to report price increases to states, including certain states also allowing for drug affordability (i.e. price control) review boards. It is expected that state legislatures will continue to focus on drug pricing in 2024 and beyond and that similar bills will be passed in more states. These proposals create new authorities for state regulatory bodies to limit reimbursement for certain drugs and such efforts may expand to additional states.
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
FINANCIAL PERFORMANCE HIGHLIGHTS
The following table provides selected unaudited financial information for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	Change	2024	2023	Change
Revenues	$2,510	$2,238	$272	$7,066	$6,349	$717
Operating income	$318	$14	$304	$988	$601	$387
Loss before income taxes	$(21)	$(326)	$305	$(42)	$(383)	$341
Net loss attributable to Bausch Health Companies Inc.	$(85)	$(378)	$293	$(139)	$(553)	$414
Basic and diluted loss per share attributable to Bausch Health Companies Inc.	$(0.23)	$(1.03)	$0.80	$(0.38)	$(1.52)	$1.14
Financial Performance
Summary of the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Revenues for the three months ended September 30, 2024 and 2023 were $2,510 million and $2,238 million, respectively, an increase of $272 million, or 12%. The increase is attributable to growth across all our segments driven by: (i)

higher volumes, (ii) incremental sales attributable to acquisitions and (iii) improved net pricing, partially offset by: (i) the impact of divestitures and discontinuations and (ii) the unfavorable impact of foreign currencies.
Operating income for the three months ended September 30, 2024 and 2023 was $318 million and $14 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $322 million and $301 million, Asset impairments of $0 and $4 million, Goodwill impairments of $0 and $402 million and Share-based compensation of $38 million and $29 million, respectively. The increase in our operating results of $304 million reflects, among other factors:
•an increase in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $199 million primarily due to the increase in revenues as previously discussed;
•an increase in selling, general and administrative (“SG&A”) of $135 million primarily attributable to higher selling, advertising and promotion expenses and other expenses attributable to B+L’s acquisition of XIIDRA® and launch of MIEBO®;
•a decrease in Goodwill impairments of $402 million, attributable to the impairments to the goodwill of the Dermatology and Neurology reporting units in 2023; and
•an increase in Other expense, net of $165 million, primarily attributable to: (i) adjustments to provisions for certain legal matters during the third quarter of 2024 and (ii) Acquired in-process research and development costs during the third quarter of 2024, partially offset by lower Acquisition-related transaction costs in 2024.
Loss before income taxes for the three months ended September 30, 2024 and 2023 was $21 million and $326 million, respectively, a favorable change of $305 million. The change is primarily attributable to the increase in our operating results of $304 million, as previously discussed.
Net loss attributable to Bausch Health for the three months ended September 30, 2024 and 2023 was $85 million and $378 million, respectively, an increase in our results of $293 million, and is primarily attributable to a favorable change in Loss before income taxes of $305 million, as previously discussed, partially offset by an unfavorable change in income taxes of $15 million.
Summary of the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Revenues for the nine months ended September 30, 2024 and 2023 were $7,066 million and $6,349 million, respectively, an increase of $717 million, or 11%. The increase is attributable to growth across all our segments driven by: (i) higher volumes, (ii) incremental sales attributable to acquisitions and (iii) improved net pricing, partially offset by: (i) the impact of divestitures and discontinuations and (ii) the unfavorable impact of foreign currencies.
Operating income for the nine months ended September 30, 2024 and 2023 was $988 million and $601 million, respectively, and included non-cash charges for Depreciation and amortization of intangible assets of $960 million and $935 million, Asset impairments of $6 million and $54 million, Goodwill impairments of $0 and $402 million and Share-based compensation of $107 million and $103 million, respectively. The increase in our operating results of $387 million reflects, among other factors:
•an increase in contribution of $515 million primarily due to the increase in revenues as previously discussed;
•an increase in SG&A of $325 million primarily attributable to higher selling, advertising and promotion expenses and other expenses attributable to B+L’s acquisition of XIIDRA® and launch of MIEBO®;
•a decrease in Goodwill impairments of $402 million, attributable to the impairments to the goodwill of the Dermatology and Neurology reporting units in 2023;
•a decrease in Asset impairments of $48 million, attributable to higher impairments for the nine months ended September 30, 2023 primarily attributable to the launch of a generic competitor to Uceris® Foam; and
•an increase in Other expense, net of $245 million primarily attributable to: (i) adjustments to provisions for certain legal matters in 2024 and (ii) Acquired in-process research and development costs in 2024, partially offset by: (i) lower Acquisition-related contingent consideration in 2024 and (ii) lower Acquisition-related transaction costs in 2024.
Loss before income taxes for the nine months ended September 30, 2024 and 2023 was $42 million and $383 million, respectively, an increase in our results of $341 million. The change is primarily attributable to: (i) the increase in our operating results of $387 million, as previously discussed and (ii) a Gain on extinguishment of debt of $23 million in 2024, partially offset by an increase in interest expense of $86 million.
Net loss attributable to Bausch Health for the nine months ended September 30, 2024 and 2023 was $139 million and $553 million, respectively, an increase in our results of $414 million, due to: (i) a favorable change in our Loss before income taxes of $341 million, as previously discussed, and (ii) a favorable change in income taxes of $53 million.
RESULTS OF OPERATIONS
Our unaudited operating results for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Revenues
Product sales	$2,482	$2,213	$269	$6,990	$6,281	$709
Other revenues	28	25	3	76	68	8
	2,510	2,238	272	7,066	6,349	717
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	682	612	70	2,018	1,824	194
Cost of other revenues	14	11	3	37	30	7
Selling, general and administrative	850	715	135	2,476	2,151	325
Research and development	146	153	(7)	453	452	1
Amortization of intangible assets	274	253	21	818	795	23
Goodwill impairments	—	402	(402)	—	402	(402)
Asset impairments	—	4	(4)	6	54	(48)
Restructuring, integration and separation costs	1	14	(13)	25	40	(15)
Other expense, net	225	60	165	245	—	245
	2,192	2,224	(32)	6,078	5,748	330
Operating income	318	14	304	988	601	387
Interest income	7	6	1	24	19	5
Interest expense	(346)	(339)	(7)	(1,051)	(965)	(86)
Gain on extinguishment of debt	—	—	—	23	—	23
Foreign exchange and other	—	(7)	7	(26)	(38)	12
Loss before income taxes	(21)	(326)	305	(42)	(383)	341
Provision for income taxes	(71)	(56)	(15)	(128)	(181)	53
Net loss	(92)	(382)	290	(170)	(564)	394
Net loss attributable to noncontrolling interest	7	4	3	31	11	20
Net loss attributable to Bausch Health Companies Inc.	$(85)	$(378)	$293	$(139)	$(553)	$414
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
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
Our revenues were $2,510 million and $2,238 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $272 million, or 12%. The increase was primarily due to: (i) an increase in volumes of $115 million, primarily attributable to our Bausch + Lomb, Solta Medical and International segments (ii) incremental sales attributable to our XIIDRA® and other acquisitions of $96 million and (iii) an increase in net realized pricing of $86 million, attributable to our Salix, Diversified, Bausch + Lomb and International segments, partially offset by: (i) the impact of divestitures and discontinuations of $16 million and (ii) the unfavorable impact of foreign currencies of $9 million, primarily in Latin America.

The changes in our segment revenues and segment profits for the three months ended September 30, 2024, are discussed in further detail below under “ — Reportable Segment Revenues and Profits.”
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
	2024		2023
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$4,122	100.0%	$3,696	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	175	4.2%	160	4.3%
Returns	26	0.6%	24	0.6%
Rebates	897	21.9%	707	19.2%
Chargebacks	463	11.2%	525	14.2%
Distribution fees	79	1.9%	67	1.8%
Total provisions	1,640	39.8%	1,483	40.1%
Net product sales	2,482	60.2%	2,213	59.9%
Other revenues	28		25
Revenues	$2,510		$2,238
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 39.8% and 40.1% for the three months ended September 30, 2024 and 2023, respectively, a decrease of 0.3 percentage points due primarily to the following factors:
•rebates as a percentage of gross product sales were higher primarily due to: (i) the 2023 acquisition of XIIDRA® and the launch of MIEBO® by Bausch + Lomb and (ii) the launch of our Dermatology product, CABTREO®, partially offset by lower rebates for certain products such as Wellbutrin®, Elidel®, Onexton®, Aplenzin® and Glumetza® SLX; and
•chargebacks as a percentage of gross product sales were lower primarily due to lower gross product sales of Glumetza® SLX, partially offset by increased gross product sales for Xifaxan®.
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
Cost of goods sold was $682 million and $612 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $70 million, or 11%. The increase was primarily driven by: (i) the cost of sales associated with acquisitions in 2023, (ii) higher unfavorable manufacturing variances and (iii) the increase in volumes, as previously discussed.
Cost of goods sold as a percentage of product sales revenue were 27.5% and 27.7% for the three months ended September 30, 2024 and 2023, respectively, a decrease of 0.2 percentage points.
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
SG&A expenses were $850 million and $715 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $135 million, or 19%. The increase was primarily attributable to higher: (i) selling, advertising and promotion expenses primarily attributable to Bausch + Lomb’s acquisition of XIIDRA® and launch of MIEBO® and (ii) general and administrative expenses, including adjustments to estimated provisions for certain sales-based fees and higher compensation costs, partially offset by the favorable impact of foreign currencies.
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
R&D expenses were $146 million and $153 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of $7 million, or 5%. R&D expenses as a percentage of Product sales were approximately 6% and 7% for the three months ended September 30, 2024 and 2023, respectively.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 3 to 20 years. Management continually assesses the useful lives related to the Company’s long-lived assets to reflect the most current assumptions.
Amortization of intangible assets was $274 million and $253 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $21 million, or 8%. The increase was primarily attributable to amortization of assets acquired by Bausch + Lomb in 2023, partially offset by fully amortized intangible assets no longer being amortized in 2024.
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
There were no goodwill impairments for the three months ended September 30, 2024. Goodwill impairments were $402 million for the three months ended September 30, 2023.
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
Asset impairments for each of the three months ended September 30, 2024 and 2023 were not material.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our intangible assets.
Restructuring, integration and separation costs
Restructuring, integration and separation costs were $1 million and $14 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of $13 million.
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
Restructuring and integration costs were $0 and $12 million for the three months ended September 30, 2024 and 2023, respectively. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Separation Costs
The Company has incurred, and will incur costs associated with activities relating to the B+L Separation. These B+L Separation activities include separating the Bausch + Lomb business from the remainder of the Company. Separation costs are incremental costs directly related to the B+L Separation and include, but are not limited to legal, audit and advisory fees. Separation costs were $1 million and $2 million for the three months ended September 30, 2024 and 2023, respectively. The extent and timing of future charges of these costs to complete the B+L Separation cannot be reasonably estimated at this time and could be material.
See Note 5, “RESTRUCTURING, INTEGRATION AND SEPARATION COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.
Other Expense, Net
Other expense, net for the three months ended September 30, 2024 and 2023 consists of the following:

	Three Months Ended September 30,
(in millions)	2024	2023
Litigation and other matters	$188	$24
Acquisition-related contingent consideration	25	26
Gain on sale of assets, net	(5)	(5)
Acquired in-process research and development costs	15	—
Acquisition-related transaction costs	2	15
	$225	$60
For the three months ended September 30, 2024 and 2023, Litigation and other matters primarily related to adjustments to provisions for certain legal matters.
Acquisition-related contingent consideration for the three months ended September 30, 2024 and 2023 reflects changes in estimates in the timing and amounts of expected future royalty and milestone payments and in 2024 includes other adjustments of $18 million related to certain branded products.
Acquired in-process research and development costs for the three months ended September 30, 2024 are related to certain Bausch + Lomb acquisitions.
Acquisition-related transaction costs for the three months ended September 30, 2023 were primarily related to transaction costs incurred in connection with Bausch + Lomb’s acquisitions of XIIDRA® and the Blink® Product line.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization and write-off of debt discounts, premiums and debt issuance costs under our credit facilities and notes, and the amortization of amounts excluded from the assessment of hedge effectiveness over the term of the Company’s cross-currency swaps.
Interest expense was $346 million and $339 million, and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $13 million and $28 million, for the three months ended September 30, 2024 and 2023, respectively. Interest expense for the three months ended September 30, 2024 increased $7 million, or 2%, as compared to the three months ended September 30, 2023, primarily due to the interest expense associated with Bausch + Lomb’s Secured Notes and Term Facility related to the acquisition of XIIDRA®.
The weighted average stated rate of interest as of September 30, 2024 and 2023 was 7.88% and 8.05%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements and the section titled “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt” for further details.

Foreign Exchange and Other
Foreign exchange and other was $0 for the three months ended September 30, 2024 and a loss of $7 million for the three months ended September 30, 2023, a favorable change of $7 million, primarily due to: (i) transaction gains/losses on intercompany balances and third-party liabilities and (ii) the gain/loss due to foreign currency exchange contracts.
Income Taxes
Provision for income taxes was $71 million and $56 million for the three months ended September 30, 2024 and 2023, respectively, an unfavorable change of $15 million.
Our effective income tax rate for the three months ended September 30, 2024 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowances on entities for which no tax benefit of losses is expected, (ii) the discrete treatment of certain tax matters, primarily related to changes in uncertain tax positions and (iii) the tax provision generated from our annualized mix of earnings by jurisdiction.
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

The following table presents segment revenues, segment revenues as a percentage of total revenues, and the period-over-period changes in segment revenues for the three months ended September 30, 2024 and 2023. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024		2023		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$642	26%	$614	27%	$28	5%
International	291	12%	275	12%	16	6%
Solta Medical	112	4%	83	4%	29	35%
Diversified	269	11%	259	12%	10	4%
Bausch + Lomb	1,196	47%	1,007	45%	189	19%
Total revenues	$2,510	100%	$2,238	100%	$272	12%

Segment Profits / Segment Profit Margins
Salix	$436	68%	$429	70%	$7	2%
International	105	36%	91	33%	14	15%
Solta Medical	53	47%	33	40%	20	61%
Diversified	189	70%	172	66%	17	10%
Bausch + Lomb	283	24%	244	24%	39	16%
Total segment profits	$1,066	42%	$969	43%	$97	10%
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

The following table presents a reconciliation of GAAP revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for the three months ended September 30, 2024 and 2023 by segment.

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$642	$—	$—	$642	$614	$(4)	$610	$32	5%
International	291	3	—	294	275	(2)	273	21	8%
Solta Medical	112	1	—	113	83	—	83	30	36%
Diversified	269	—	—	269	259	(7)	252	17	7%
Bausch + Lomb	1,196	5	(96)	1,105	1,007	(3)	1,004	101	10%
Total	$2,510	$9	$(96)	$2,423	$2,238	$(16)	$2,222	$201	9%
Salix Segment:
Salix Segment Revenue
The Salix segment includes our Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 80% of the Salix segment revenues. No other single product group represents 10% or more of the Salix segment product sales. Salix segment revenue for the three months ended September 30, 2024 and 2023 was $642 million and $614 million, respectively, an increase of $28 million, or 5%. The increase was primarily attributable to an increase in net realized pricing of $40 million, primarily attributable to Xifaxan®, partially offset by: (i) a decrease in volumes of $8 million and (ii) the impact of discontinuations of certain non-promoted products of $4 million.
Salix Segment Profit
The Salix segment profit for the three months ended September 30, 2024 and 2023 was $436 million and $429 million, respectively, an increase of $7 million, or 2%. The increase was primarily driven by: (i) higher contribution attributable to the increase in revenues as previously discussed, and (ii) lower R&D expenses, partially offset by an increase in general and administrative expenses.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $291 million and $275 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $16 million, or 6%. The increase was primarily attributable to: (i) an increase in volumes of $17 million across all regions and (ii) an increase in net realized pricing of $5 million, partially offset by: (i) the unfavorable impact of foreign currencies of $3 million and (ii) the impact of divestitures and discontinuations of $2 million.
International Segment Profit
The International segment profit for the three months ended September 30, 2024 and 2023 was $105 million and $91 million, respectively, an increase of $14 million, or 15%. The increase was primarily driven by: (i) higher contribution attributable to the increase in revenues, as previously discussed, and (ii) a favorable change in year over year product mix, partially offset by an increase in SG&A expenses.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for over 80% of the Solta Medical segment revenues. The Solta Medical segment revenue for the three months ended September 30, 2024 and 2023 was $112 million and $83 million, respectively, an increase of $29 million, or 35%, and was substantially attributable to an increase in volumes.

Solta Medical Segment Profit
The Solta Medical segment profit for the three months ended September 30, 2024 and 2023 was $53 million and $33 million, respectively, an increase of $20 million, or 61%. The increase was primarily driven by higher contribution attributable to the increase in revenues, as previously discussed.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the three months ended September 30, 2024 and 2023 was $269 million and $259 million, respectively, an increase of $10 million, or 4%. The increase was primarily driven by the increase in net realized pricing of $21 million, primarily in our Neurology business and partially offset by the decrease in net realized pricing in our Generics business. The increase in net realized pricing was partially offset by: (i) the impact of the discontinuation of certain Generics and Dermatology products of $7 million and (ii) a decrease in volumes of $4 million.
Diversified Segment Profit
The Diversified segment profit for the three months ended September 30, 2024 and 2023 was $189 million and $172 million, respectively, an increase of $17 million, or 10%. The increase was primarily driven by: (i) higher contribution attributable to the increase in revenues, as previously discussed, and (ii) lower SG&A expenses.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $1,196 million and $1,007 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $189 million, or 19%. The increase was primarily driven by: (i) incremental sales attributable to acquisitions of $96 million, primarily within the Pharmaceuticals business, (ii) an increase in volumes of $81 million across all of the Bausch + Lomb businesses and (iii) an increase in net realized pricing of $20 million, primarily driven by the Vision Care business, partially offset by: (i) the unfavorable impact of foreign currencies of $5 million, primarily in Latin America and (ii) the impact of divestitures and discontinuations of $3 million, particularly the discontinuation of certain products within the Pharmaceuticals business.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the three months ended September 30, 2024 and 2023 was $283 million and $244 million, respectively, an increase of $39 million, or 16%. The increase was primarily driven by higher contribution, attributable to the increase in revenues, as previously discussed, partially offset by an increase in selling expenses and advertising and promotion expenses, primarily related to XIIDRA® and the launch of MIEBO®.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Revenues
Our revenue was $7,066 million and $6,349 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $717 million, or 11%. The increase was primarily due to: (i) an increase in volumes of $309 million attributable to our Bausch + Lomb, Solta Medical, International and Salix segments, (ii) incremental sales attributable to our XIIDRA® and other acquisitions of $288 million and (iii) an increase in net realized pricing of $210 million across all our segments, partially offset by: (i) the impact of divestitures and discontinuations of $48 million and (ii) the unfavorable impact of foreign currencies of $42 million, primarily in Asia and Latin America.
The changes in our segment revenues and segment profits for the nine months ended September 30, 2024, are discussed in further detail in the respective subsequent section “ — Reportable Segment Revenues and Profits”.

Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024		2023
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$11,995	100.0%	$10,616	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	500	4.2%	457	4.3%
Returns	115	1.0%	103	1.0%
Rebates	2,699	22.4%	2,071	19.5%
Chargebacks	1,465	12.2%	1,514	14.2%
Distribution fees	226	1.9%	190	1.8%
Total provisions	5,005	41.7%	4,335	40.8%
Net product sales	6,990	58.3%	6,281	59.2%
Other revenues	76		68
Revenues	$7,066		$6,349
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 41.7% and 40.8% for the nine months ended September 30, 2024 and 2023, respectively, an increase of 0.9 percentage points and includes:
•rebates as a percentage of gross product sales were higher primarily due to: (i) the 2023 acquisition of XIIDRA® and the launch of MIEBO® by Bausch + Lomb, (ii) the launch of our Dermatology product CABTREO® and (iii) increases in rebates for certain branded products such as Trulance® and Xifaxan®, partially offset by lower rebates for certain products such as Wellbutrin®, Elidel®, Onexton® and Aplenzin®; and
•chargebacks as a percentage of gross product sales were lower primarily due to lower gross product sales of Glumetza® SLX and certain generic products such as Mestinon® AG. These decreases were partially offset by: (i) increased gross product sales for certain products such as Elidel® AG and Uceris® AG and (ii) higher chargeback rates for Wellbutrin®.
Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $2,018 million and $1,824 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $194 million, or 11%. The increase was primarily driven by: (i) the cost of sales associated with acquisitions in 2023, (ii) higher unfavorable manufacturing variances and (iii) the increase in volumes, as previously discussed. These increases in Cost of goods sold were partially offset by the impact of charges related to the Injector Recall in 2023 as discussed below.
Cost of goods sold as a percentage of product sales revenue was 28.9% and 29.0% for the nine months ended September 30, 2024 and 2023, respectively, a decrease of 0.1 percentage points.
In May 2023 we initiated a voluntary recall in EMEA and Canada of our Emerade epinephrine auto-injectors (0.3 mg and 0.5 mg) used to deliver an emergency treatment of epinephrine to patients who are at risk of serious allergic reactions (anaphylaxis) (the “Injector Recall”). The Injector Recall resulted in inventory provisions of approximately $9 million, product return provisions of approximately $2 million and other costs of approximately $3 million included in Cost of goods sold for the nine months ended September 30, 2023.
Selling, General and Administrative Expenses
SG&A expenses were $2,476 million and $2,151 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $325 million, or 15%. The increase was primarily due to higher: (i) selling, advertising and promotion expenses primarily attributable to Bausch + Lomb’s acquisition of XIIDRA® and launch of MIEBO® and (ii) general and administrative expenses, including adjustments to estimated provisions for certain sales-based fees and higher compensation costs, partially offset by the favorable impact of foreign currencies.

Research and Development
R&D expenses were $453 million and $452 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $1 million. R&D expenses as a percentage of Product sales were approximately 6% and 7% for the nine months ended September 30, 2024 and 2023, respectively.
Amortization of Intangible Assets
Amortization of intangible assets was $818 million and $795 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $23 million, or 3%. The increase was primarily attributable to amortization of assets acquired by Bausch + Lomb in 2023, partially offset by fully amortized intangible assets no longer being amortized in 2024.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our intangible assets.
Goodwill Impairments
There were no goodwill impairments for the nine months ended September 30, 2024. Goodwill impairments were $402 million for the nine months ended September 30, 2023.
2023 Assessment. As discussed above, based on the quantitative fair value tests, the carrying values of the Dermatology and Neurology reporting units exceeded their fair values at September 30, 2023 by $151 million and $251 million, respectively, and accordingly, we recognized goodwill impairments of $402 million in the third quarter of 2023.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to our goodwill.
Asset impairments
Asset impairments were $6 million and $54 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $48 million, or 89%.
Asset impairments for the nine months ended September 30, 2024 were primarily related to the discontinuance of a certain product brand. Asset impairments for the nine months ended September 30, 2023 includes: (i) $37 million related to the impairment to the intangible assets associated with our Uceris® Foam product as discussed below, (ii) impairments of $8 million, in aggregate, attributable to certain trade names no longer in use and (iii) impairments of $9 million, in aggregate related to the discontinuance of certain product lines.
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
Restructuring, integration and separation costs
Restructuring, integration and separation costs were $25 million and $40 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $15 million, or 38% and include Restructuring and integration costs of $23 million and $37 million for the nine months ended September 30, 2024 and 2023, respectively. Separation costs were $2 million and $3 million for the nine months ended September 30, 2024 and 2023, respectively. The extent and timing of future charges of these costs to complete the B+L Separation cannot be reasonably estimated at this time and could be material.
See Note 5, “RESTRUCTURING, INTEGRATION AND SEPARATION COSTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding these actions.

Other Expense, Net
Other expense, net for the nine months ended September 30, 2024 and 2023 consists of the following:

	Nine Months Ended September 30,
(in millions)	2024	2023
Litigation and other matters	$215	$(55)
Acquisition-related contingent consideration	19	40
Gain on sale of assets, net	(10)	(4)
Acquired in-process research and development costs	18	—
Acquisition-related transaction costs	3	18
Other, net	—	1
	$245	$—
For the nine months ended September 30, 2024, Litigation and other matters primarily relates to adjustments to provisions for certain legal matters. For the nine months ended September 30, 2023, Litigation and other matters primarily related to insurance recoveries associated with certain legacy litigation matters.
Acquisition-related contingent consideration for the nine months ended September 30, 2024 and 2023 reflects changes in estimates in the timing and amounts of expected future royalty and milestone payments and in 2024 includes other adjustments of $18 million related to certain branded products.
Acquired in-process research and development costs for the nine months ended September 30, 2024 are related to certain Bausch + Lomb acquisitions.
Acquisition-related transaction costs for the nine months ended September 30, 2023 were primarily related to transaction costs incurred in connection with Bausch + Lomb’s acquisitions of XIIDRA® and the Blink® Product line.
Non-Operating Income and Expense
Interest Expense
Interest expense was $1,051 million and $965 million and included non-cash amortization and write-offs of debt premiums, discounts and deferred issuance costs of $41 million and $51 million for the nine months ended September 30, 2024 and 2023, respectively. Interest expense increased $86 million, or 9%, primarily due to the interest expense associated with Bausch + Lomb’s Secured Notes and Term Facility related to the acquisition of XIIDRA®.
The weighted average stated rate of interest as of September 30, 2024 and 2023 was 7.88% and 8.05%, respectively. Due to the accounting treatment for the 2022 Secured Notes, interest expense in the Company’s financial statements will not be representative of the weighted average stated rate of interest.
Gain on Extinguishment of Debt
Gain on extinguishment of debt was $23 million for the nine months ended September 30, 2024 and was attributable to repurchases of certain outstanding senior unsecured notes. There was no gain on extinguishment of debt for the nine months ended September 30, 2023. See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a loss of $26 million and $38 million for the nine months ended September 30, 2024 and 2023, respectively, a favorable net change of $12 million.
Income Taxes
Provision for income taxes was $128 million and $181 million for the nine months ended September 30, 2024 and 2023, respectively, a favorable change of $53 million. Our effective income tax rate for the nine months ended September 30, 2024 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowances on entities for which no tax benefit of losses is expected, (ii) the tax provision generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of certain tax matters, primarily related to changes in uncertain tax positions.

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
See Note 15, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year-over-year changes in segment revenues for the nine months ended September 30, 2024 and 2023. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year-over-year changes in segment profits for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024		2023		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Salix	$1,699	24%	$1,667	26%	$32	2%
International	832	12%	781	12%	51	7%
Solta Medical	302	4%	244	4%	58	24%
Diversified	722	10%	684	11%	38	6%
Bausch + Lomb	3,511	50%	2,973	47%	538	18%
Total revenues	$7,066	100%	$6,349	100%	$717	11%

Segment Profits / Segment Profit Margins
Salix	$1,142	67%	$1,129	68%	$13	1%
International	278	33%	236	30%	42	18%
Solta Medical	140	46%	114	47%	26	23%
Diversified	469	65%	417	61%	52	12%
Bausch + Lomb	799	23%	699	24%	100	14%
Total segment profits	$2,828	40%	$2,595	41%	$233	9%
The following table presents organic revenue (non-GAAP) and the year-over-year changes in organic revenue (non-GAAP) for the nine months ended September 30, 2024 and 2023 by segment. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “Reportable Segment Revenues and Profits”.

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Acquisitions	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)								Amount	Pct.
Salix	$1,699	$—	$—	$1,699	$1,667	$(18)	$1,649	$50	3%
International	832	(16)	—	816	781	(6)	775	41	5%
Solta Medical	302	6	—	308	244	—	244	64	26%
Diversified	722	—	—	722	684	(17)	667	55	8%
Bausch + Lomb	3,511	52	(288)	3,275	2,973	(7)	2,966	309	10%
Total	$7,066	$42	$(288)	$6,820	$6,349	$(48)	$6,301	$519	8%

Salix Segment:
Salix Segment Revenue
The Salix segment includes the Xifaxan® product line. Revenues from our Xifaxan® product line accounted for approximately 80% of the Salix segment revenues. No other single product group represents 10% or more of the Salix segment product sales. The Salix segment revenue for the nine months ended September 30, 2024 and 2023 was $1,699 million and $1,667 million, respectively, an increase of $32 million, or 2%. The increase was primarily attributable to: (i) an increase in net realized pricing of $33 million and (ii) an increase in volumes of $17 million, partially offset by the impact of discontinuations of certain non-promoted products of $18 million.
Salix Segment Profit
The Salix segment profit for the nine months ended September 30, 2024 and 2023 was $1,142 million and $1,129 million, respectively, an increase of $13 million. The increase was primarily driven by higher contribution attributable to the increase in revenues as previously discussed, partially offset by an increase in general and administrative expenses.
International Segment:
International Segment Revenue
The International segment has a diversified product line with no single product group representing 10% or more of its product sales. The International segment revenue was $832 million and $781 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $51 million, or 7%. The increase was primarily attributable to: (i) an increase in volumes of $21 million, (ii) an increase in net realized pricing of $20 million and (iii) the favorable impact of foreign currencies of $16 million, partially offset by the impact of divestitures and discontinuations of $6 million.
International Segment Profit
The International segment profit for the nine months ended September 30, 2024 and 2023 was $278 million and $236 million, respectively, an increase of $42 million, or 18%. The increase was primarily attributable to higher contribution attributable to: (i) the increase in revenues, as previously discussed, (ii) the impact of charges related to the Injector Recall during 2023, not recurring in 2024 and (iii) a favorable change in year over year product mix, partially offset by an increase in SG&A expenses.
Solta Medical Segment:
Solta Medical Segment Revenue
The Solta Medical segment includes the Thermage® product line, which accounted for over 80% of the Solta Medical segment revenues. No other single product group represents 10% or more of the Solta Medical segment revenues. The Solta Medical segment revenue for the nine months ended September 30, 2024 and 2023 was $302 million and $244 million, respectively, an increase of $58 million, or 24%. The increase was attributable to: (i) an increase in volumes of $61 million, primarily attributable to the Asia-Pacific region and (ii) an increase in net realized pricing of $3 million, partially offset by the unfavorable impact of foreign currencies of $6 million.
Solta Medical Segment Profit
The Solta Medical segment profit for the nine months ended September 30, 2024 and 2023 was $140 million and $114 million, respectively, an increase of $26 million, or 23%. The increase was primarily driven by the increase in contribution attributable to the increase in revenues as previously discussed, partially offset by: (i) higher selling, advertising and promotion expenses and (ii) the unfavorable impact of foreign currencies.
Diversified Segment:
Diversified Segment Revenue
The Diversified segment revenue for the nine months ended September 30, 2024 and 2023 was $722 million and $684 million, respectively, an increase of $38 million, or 6%. The increase was primarily driven by an increase in net realized pricing of $71 million, primarily in our Neurology and Dermatology businesses, partially offset by a decrease in net realized pricing in our Generics business. The increase in net realized pricing was partially offset by: (i) the impact of divestitures and discontinuations of $17 million, primarily in our Generics and Dermatology businesses and (ii) a decrease in volumes of $16 million, primarily in our Neurology and Dermatology businesses.

Diversified Segment Profit
The Diversified segment profit for the nine months ended September 30, 2024 and 2023 was $469 million and $417 million, respectively, an increase of $52 million, or 12% and was primarily driven by: (i) higher contribution attributable to the increase in revenues, as previously discussed, and (ii) lower SG&A expenses, partially offset by higher advertising and promotion expenses.
Bausch + Lomb Segment:
Bausch + Lomb Segment Revenue
The Bausch + Lomb segment revenue was $3,511 million and $2,973 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $538 million, or 18%. The increase was primarily due to: (i) incremental sales attributable to acquisitions of $288 million, primarily within the Pharmaceuticals business, (ii) an increase in volumes of $226 million across all the Bausch + Lomb businesses and (iii) an increase in net realized pricing of $83 million, primarily driven by the Vision Care business. The increase in revenue was partially offset by: (i) the unfavorable impact of foreign currencies of $52 million, primarily in Asia and Latin America and (ii) the impact of divestitures and discontinuations of $7 million, primarily within the Pharmaceuticals and Vision Care businesses.
Bausch + Lomb Segment Profit
The Bausch + Lomb segment profit for the nine months ended September 30, 2024 and 2023 was $799 million and $699 million, respectively, an increase of $100 million, or 14%. The increase was primarily driven by higher contribution, attributable to the increase in revenues, as previously discussed, partially offset by higher selling, advertising and promotion expenses, primarily related to XIIDRA® and the launch of MIEBO®.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
(in millions)	2024	2023	Change
Net loss	$(170)	$(564)	$394
Adjustments to reconcile net loss to net cash provided by operating activities	1,043	1,618	(575)
Cash provided by operating activities before changes in operating assets and liabilities	873	1,054	(181)
Changes in operating assets and liabilities	123	(412)	535
Net cash provided by operating activities	996	642	354
Net cash used in investing activities	(254)	(1,997)	1,743
Net cash (used in) provided by financing activities	(953)	1,554	(2,507)
Effect of exchange rate changes on cash, cash equivalents and other	(1)	(10)	9
Net (decrease) increase in cash, cash equivalents, restricted cash and other settlement deposits	(212)	189	(401)
Cash, cash equivalents, restricted cash and other settlement deposits, beginning of period	962	591	371
Cash, cash equivalents and restricted cash, end of period	$750	$780	$(30)
Operating Activities
Net cash provided by operating activities was $996 million and $642 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $354 million.
Cash provided by operating activities before changes in operating assets and liabilities was $873 million and $1,054 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $181 million and is primarily attributable to payments of legacy legal settlements in 2024, partially offset by improved operating performance as previously discussed.
Changes in operating assets and liabilities resulted in a net increase in cash of $123 million for the nine months ended September 30, 2024, as compared to a net decrease in cash of $412 million for the nine months ended September 30, 2023, a favorable change of $535 million. During the nine months ended September 30, 2024, Changes in operating assets and liabilities were favorably impacted by timing of other payments in the ordinary course of business of $453 million, partially offset by: (i) an increase in inventories of $218 million and (ii) timing of collection of trade receivables of $112 million.

During the nine months ended September 30, 2023, changes in operating assets and liabilities were negatively impacted by: (i) an increase in inventories of $222 million, (ii) increases in trade receivables of $176 million and (iii) the timing of other payments in the ordinary course of business of $14 million.
Investing Activities
Net cash used in investing activities was $254 million for the nine months ended September 30, 2024 and was primarily driven by Purchases of property, plant and equipment and B+L acquisitions and other investments.
Net cash used in investing activities was $1,997 million for the nine months ended September 30, 2023 and was primarily driven by payments of $1,887 million related to the XIIDRA Acquisition, the acquisition of the Blink® Product Line and the acquisition of AcuFocus, each as previously discussed, and Purchases of property, plant and equipment of $117 million.
Financing Activities
Net cash used in financing activities was $953 million for the nine months ended September 30, 2024 and was primarily driven by the repayment of long-term debt of $1,049 million which includes: (i) the repurchase and retirement of certain outstanding senior unsecured notes with aggregate par value of $555 million for approximately $530 million, (ii) $273 million of contractual interest payments on the 2022 Secured Notes allocated to the reduction of the recorded premiums, (iii) $116 million of amortization on the Term Loan B Facilities, (iv) $50 million of repayments under the B+L Revolving Credit Facility and (v) repayments of $50 million under our AR Credit Facility and $30 million under our 2027 Revolving Credit Facility, partially offset by the issuance of long-term debt of $155 million, representing borrowings of $125 million under the B+L Revolving Credit Facility and $30 million under the 2027 Revolving Credit Facility.
Net cash provided by financing activities was $1,554 million for the nine months ended September 30, 2023 and was primarily driven by: (i) the issuance of long-term debt, net of $3,145 million, related to the B+L October 2028 Secured Notes and the B+L September 2028 Term Loan B Facility of $1,870 million, as discussed below, and borrowings under our Revolving Credit Facility of $615 million, (ii) borrowings under the AR Credit Facility of $350 million and (iii) borrowings under the B+L Revolving Credit Facility of $310 million, partially offset by the repayment of long-term debt of $1,507 million which includes the repayment of $1,220 million of amounts outstanding under our 2027 Revolving Credit Facility and B+L Revolving Credit Facility, the $174 million of contractual interest payments on the New Secured Notes allocated to the reduction of the recorded premiums, as discussed above, and payments of $113 million on the Term Loan B Facilities.
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
Cash, cash equivalents and restricted cash as presented in the Condensed Consolidated Balance Sheet as of September 30, 2024 includes $350 million of cash, cash equivalents and restricted cash held by legal entities of Bausch + Lomb. Cash held by Bausch + Lomb legal entities and any future cash from the operating, investing and financing activities of Bausch + Lomb is expected to be retained by Bausch + Lomb entities and is generally not available to support the operations, investing and financing activities of other legal entities, including Bausch Health unless paid as a dividend which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders.
As of September 30, 2024, we had aggregate maturities and mandatory payments of our principal balances of debt obligations as follows:

(in millions)	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter	Total
Total debt obligations	$39	$2,370	$757	$6,823	$7,168	$1,609	$1,593	$20,359
We regularly evaluate market conditions, our liquidity profile and available financing alternatives and may consider executing opportunistic financing transactions, including but not limited to, issuing new debt instruments, divesting of assets or businesses and issuing equity or equity-linked securities (including secondary offerings of a portion of our holdings of common shares of Bausch + Lomb), as deemed appropriate, to manage our debt maturities and improve our capital structure and liquidity.
The principal value of debt obligations due in 2025 includes $1,680 million of 5.50% Senior Secured Notes due on November 1, 2025. We believe that our existing sources of liquidity, including current cash balances, cash generated from operations, and availability under our Revolving Credit Facility and AR Credit Facility, will be sufficient to meet this debt obligation at or prior to its maturity.
Our ability to satisfy our remaining debt obligations, including the $535 million of 9.00% Senior Unsecured Notes due in December 2025, will depend upon our future operating performance, as well as our continuing efforts to improve our balance sheet, including raising new capital, refinancing our debt, and/or monetizing a portion of our holdings of common shares of Bausch + Lomb.
Our ability to raise new capital or refinance our debt, or monetize a portion of our holdings of common shares of Bausch + Lomb, will depend on the capital markets and our financial condition at such times. Our financing initiatives will also depend upon factors including prevailing economic conditions and financial, business and other factors, many of which are beyond our control. If we are unable to refinance on terms acceptable to us, whether because of the condition of the capital markets or our own financial condition, we may be unable to raise new capital or to restructure or refinance our debt, or to do so on terms that are favorable to us. Additional information about these factors can be found in Item 1A. “Risk Factors – Debt-related Risks” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 22, 2024.
Long-term Debt
Long-term debt, net of unamortized premiums, discounts and issuance costs was $21,507 million and $22,388 million as of September 30, 2024 and December 31, 2023, respectively. Aggregate contractual principal amounts due under our debt obligations were $20,359 million and $21,006 million as of September 30, 2024 and December 31, 2023, respectively, a decrease of $647 million.
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
The B+L Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The B+L May 2027 Term Loan B Facility and B+L September 2028 Term Loan B Facility are denominated in U.S. dollars, and borrowings under the B+L Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of September 30, 2024, the B+L Revolving Credit Facility had $350 million of outstanding borrowings, $29 million of issued and outstanding letters of credit and $121 million of remaining availability.
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
The original premium recorded on the 2022 Secured Notes was $1,835 million, which will be reduced as contractual interest payments are made on the 2022 Secured Notes. The portion of each contractual interest payment allocated to reduce the recorded premium is determined as the difference between the payment due and the calculated interest at the effective interest rate of the underlying carry amount of the associated note. During the nine months ended September 30, 2024 and 2023, the Company made contractual interest payments of $310 million and $200 million, respectively, related to the 2022 Secured Notes, of which $273 million and $174 million, respectively, was recorded as a reduction of the premium.
The following table presents the future scheduled contractual interest payments of the 2022 Secured Notes. Contractual interest payments will be allocated to the reduction of the recorded premium and interest expense as presented below. The amount of interest which reduces the recorded premium will be reported as a financing activity in the Condensed Consolidated Statements of Cash Flows.

(in millions)	Remainder of 2024	2025	2026	2027	2028	2029 and 2030	Total
Interest payments:
11.00% First Lien Secured Notes due 2028	$—	$195	$195	$195	$196	$—	$781
14.00% Second Lien Secured Notes due 2030	24	49	49	49	49	98	318
9.00% Intermediate Holdco Secured Notes due 2028	—	90	90	90	45	—	315
	$24	$334	$334	$334	$290	$98	$1,414
Interest payments recorded as:
Interest expense	$2	$36	$34	$31	$25	$7	$135
Reduction of recorded premium	22	298	300	303	265	91	1,279
	$24	$334	$334	$334	$290	$98	$1,414
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

Senior Unsecured Notes
The Senior Unsecured Notes (as defined in Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements) issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the 2022 Amended Credit Agreement. The Senior Unsecured Notes issued by BHA are senior unsecured obligations of BHA and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than BHA) that is a guarantor under the 2022 Amended Credit Agreement. Future subsidiaries of the Company and BHA, if any, may be required to guarantee the Senior Unsecured Notes. In connection with the closing of the B+L IPO, the discharge of the April 2025 Unsecured Notes Indenture and the related release under the 2022 Amended Credit Agreement described above, the guarantees and related security provided by Bausch + Lomb and its subsidiaries in respect of the existing senior notes of the Company and BHA were released. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $16,555 million and total liabilities of $9,211 million as of September 30, 2024, and revenues of $4,017 million and operating income of $38 million for the nine months ended September 30, 2024.
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
See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for additional details.
Availability Under Revolving Credit Facilities
As of October 30, 2024, there were no outstanding borrowings, $22 million of issued and outstanding letters of credit and approximately $950 million of remaining availability under the 2027 Revolving Credit Facility.
As of October 30, 2024, we have $300 million of outstanding borrowings, in the aggregate under the AR Credit Facility, and the AR Facility Agreement provides for up to an additional $300 million of availability, subject to certain borrowing base tests.
As of October 30, 2024, there were $350 million of outstanding borrowings, $29 million of issued and outstanding letters of credit and $121 million of remaining availability under the B+L Revolving Credit Facility. Absent the payment of a dividend, which would be determined by the Board of Directors of Bausch + Lomb and paid pro rata to Bausch + Lomb’s shareholders, proceeds from the B+L Revolving Credit Facility are not available to fund the operations, investing and financing activities of any other subsidiaries of Bausch Health.
Covenant Compliance
As of September 30, 2024, the Company was in compliance with its financial maintenance covenant related to its outstanding debt. The Company, based on its current forecast, expects to remain in compliance with the financial maintenance covenant and meet its debt service obligations for at least the twelve months following the date of issuance of this Form 10-Q.
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
As of September 30, 2024, 1261229 B.C. Ltd., directly or indirectly held approximately 88% of the issued and outstanding shares of Bausch + Lomb, as an unrestricted subsidiary of the Company in accordance with the terms of the

Company’s indentures. In connection therewith, Bausch + Lomb and its subsidiaries, are unrestricted subsidiaries of the Company and, as a result, are not subject to the covenants under the relevant Bausch Health indentures, and the earnings and debt of Bausch + Lomb, as defined in the relevant indentures, are also not included in the calculation of the Company’s financial maintenance covenant.
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
Weighted Average Interest Rate
The accounting for the 2022 Exchange results in the 2022 Secured Notes being carried at a premium relative to their principal amount and will result in no interest expense to be recorded in our financial statements for a significant portion of the 2022 Secured Notes. Therefore, interest expense recorded in our financial statements will differ significantly from the contractual interest rates of our debt. As of September 30, 2024, the weighted average interest rate of our debt as reported in our financial statements was 6.37% and the weighted average stated rate of interest was 7.88%.
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
Credit Rating
As of October 30, 2024, the credit ratings and outlook from Moody’s, Standard & Poor’s and Fitch for certain outstanding obligations of the Company were as follows:

	Bausch Health Companies Inc.				Bausch + Lomb Corporation
Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook	Corporate Rating	Senior Secured Rating	Outlook
Moody’s	Caa2	Caa1	Ca	Stable		B1	Stable
Standard & Poor’s	CCC+	B-	CCC	Negative	B-	B-	Positive
Fitch	CCC	B	C	No Outlook	B-	BB-	Rating Watch Evolving
Bausch Health Companies Inc. - There were no changes to the corporate credit ratings or other credit ratings of the Company during the third quarter of 2024.
Bausch + Lomb Corporation - There were no changes to the corporate credit ratings or other credit ratings of Bausch + Lomb during the third quarter of 2024.
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

In addition to our working capital requirements, as of September 30, 2024, we expect our primary cash requirements during the remainder of 2024 to include:
~~•~~Debt repayments and interest payments—We anticipate making mandatory amortization and interest payments of approximately $400 million during the period October 1, 2024 through December 31, 2024. We have and, in the future, may also elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay additional amounts under our credit facilities using cash on hand, cash from operations and cash provided from the sale of common stock and additional debt financings in connection with the B+L Separation;
•Capital expenditures—We expect to make payments of approximately $100 million for property, plant and equipment during the period October 1, 2024 through December 31, 2024; and
~~•~~Contingent consideration and milestone payments—We expect to make contingent consideration payments of approximately $10 million during the period October 1, 2024 through December 31, 2024.
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
Litigation Payments
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. As of September 30, 2024, the Company’s Condensed Consolidated Balance Sheet includes accrued loss contingencies of $337 million related to matters which are both probable and reasonably estimable, however, a reliable estimate of the period in which the remaining loss contingencies will be payable, if ever, cannot be made. Our ability to successfully defend the Company against pending and future litigation may impact future cash flows.
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
Unrecognized Tax Benefits
As of September 30, 2024, the Company had unrecognized tax benefits totaling $947 million of which, $29 million is expected to change in the next 12 months, however a reliable estimate of the period in which the remaining uncertain tax positions will be payable, if ever, cannot be made.
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
At October 25, 2024, we had 367,803,401 issued and outstanding common shares. In addition, as of October 25, 2024, we had outstanding 8,367,591 stock options and 9,266,526 time-based restricted share units that each represent the right of a holder to receive one of the Company’s common shares, and 1,781,092 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 3,364,737 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our financial statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 22, 2024, and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2024.
Interim Goodwill Assessment
No events occurred or circumstances changed during the three months ended September 30, 2024, that indicated that the fair value of any reporting unit might be below its respective carrying value. However, as a result of certain market conditions, macroeconomic factors and other business specific related factors that existed in 2023, the Company continues to monitor changes in the facts and circumstances which may impact the fair value of its Dermatology, Neurology and Generics reporting units. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future and any such charges could be material.
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

exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the potential impacts of proposed health care reform measures; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation; the anticipated impact from the ongoing conflicts between Russia and Ukraine and between Israel, Hamas and other countries and militant groups in the region; and the Company’s plan to separate its eye health business, including the costs, structure and timing of completing such separation transaction.
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
•with respect to the B+L Separation, the risks and uncertainties include, but are not limited to, the structure of the B+L Separation, the expected benefits and costs of the B+L Separation, the expected timing of completion of the B+L Separation and its terms, the Company’s ability to complete the B+L Separation considering the various conditions to the completion of the B+L Separation (some of which are outside the Company’s control, including conditions related to regulatory matters and applicable shareholder and stock exchange approvals), that market or other conditions are no longer favorable to completing the B+L Separation, that a portion of Bausch Health’s ownership of Bausch + Lomb is pledged as collateral securing the 9.00% Intermediate Holdco Secured Notes, that the Xifaxan® Generics Litigation (see “Xifaxan® Paragraph IV Proceedings” of Note 17, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements) may affect the timing of, or our ability to complete the B+L Separation, that applicable shareholder, stock exchange, regulatory or other approvals are not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the B+L Separation, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification (if required based on the structure of any B+L Separation) of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability (if required based on the structure of any B+L Separation) of the Company and the separated entity to satisfy the conditions required to maintain the tax-free status of the B+L Separation (some of which are beyond their control), limitations on the Company’s ability to sell a portion of the Company’s interest in Bausch + Lomb in order to maintain (if required based on the structure of any B+L Separation) the tax-free status of the B+L Separation (including due to dilution from B+L’s issuance of share-based compensation awards), other potential tax or other liabilities that may arise as a result of the B+L Separation, the potential dissynergy costs resulting from the B+L Separation, the impact of the B+L Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any B+L Separation will occur at all, or that any such transaction will occur on the timelines anticipated by the Company;
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
•the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our past distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC), including a number of pending non-class securities litigations (including certain pending opt-out actions in the U.S. related to the previously settled securities class action and certain opt-out actions in Canada relating to the previously settled class action in Canada), certain pending lawsuits and other claims, investigations or proceedings that may be initiated or that may be asserted;
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
•the uncertainties associated with the acquisition and launch of new products, assets and businesses (including Bausch + Lomb’s acquisitions of XIIDRA® and the Blink® product line in 2023 and the launch of its MIEBO® product), including, but not limited to, our ability to provide the time, resources, expertise and funds required for the commercial launch of new products, the acceptance and demand for new products, and the impact of competitive products and pricing, which could lead to material impairment charges;
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
•the challenges and difficulties associated with managing a large complex business;
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
•the impact of the conflict in the Middle East involving Israel, Hamas and other countries and militant groups in the region, including its potential continued escalation and expansion and the potential impact on our operations, sale of products and revenues in this region;
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
•the impact of any potential changes to trade agreements;
•our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property (such as in connection with the Xifaxan® Generics Litigation) and related litigation on, among other things, our business results, financial results, and the B+L Separation;
•the fact that a substantial amount of our revenue is derived from the Xifaxan® product line, and that we may be materially impacted by the entry of a generic rifaximin product earlier than January 2028, including the risk of a competitor launching a generic rifaximin at risk prior to a final unappealable decision;
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
Interest Rate Risk
As of September 30, 2024, we had $14,551 million and $5,808 million in outstanding aggregate principal amount of fixed rate debt and variable rate debt, respectively. The estimated fair value of our issued fixed rate debt as of September 30, 2024 was $12,316 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $307 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $281 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-point increase in interest rates would have an annualized pre-tax effect of approximately $58 million in our Condensed Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Inflation Risk
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended September 30, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Executive Officer Severance Arrangement
The Talent and Compensation Committee of the Board of Directors approved an update effective October 25, 2024 to the cash severance payment for which our Executive Officers are eligible, excluding our CEO whose employment agreement remains unchanged. In connection with a qualifying termination of employment, the cash severance payment for which they are eligible will be equal to one and a half times the sum of annual base salary and annual target incentive.
All other terms and conditions under each Executive Officer’s employment agreement remain unchanged. This provision was approved effective through December 31, 2025.

Item 6. Exhibits

10.1*	Employment Agreement dated as of July 15, 2024 between Bausch Health Companies Inc. and Jean-Jacques Charhon.
10.2*	Letter dated as of July 18, 2024, amending the offer letter to John Barresi, dated as of September 30, 2023.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch Health Companies Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch Health Companies Inc. (Registrant)

Date:	October 30, 2024	/s/ THOMAS J. APPIO
Thomas J. Appio Chief Executive Officer (Principal Executive Officer)

Date:	October 30, 2024	/s/ JEAN-JACQUES CHARHON
Jean-Jacques Charhon Executive Vice President, Chief Financial Officer (Principal Financial Officer)